Form 10-K
period 1997-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 1998-03-31
CIK 1050743

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

                                ----------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NO. 000-23537


                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                   22-2491488
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


               158 ROUTE 206
        PEAPACK-GLADSTONE, NEW JERSEY                          07934
   ----------------------------------------                   ----------
   (Address of principal executive offices)                   (Zip Code)


                  REGISTRANT'S TELEPHONE NUMBER (908) 234-0700

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
                                                                    ----
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                               TITLE OF EACH CLASS
                           --------------------------
                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   .
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K__.

     As of February 28, 1998, 2,329,255 shares of Common Stock were outstanding and the aggregate market value of the shares held by unaffiliated stockholders was approximately $103,697,622.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's 1997 Annual Report (the "1997 Annual Report") and Definitive Proxy Statement for the Corporation's 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") are incorporated by reference into Parts II and III.

================================================================================

                                    FORM 10-K
                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

PART I

Item 1     Description of Business..........................................3

Item 2     Description of Property..........................................7

Item 3     Legal Proceedings................................................7

Item 4     Submission of Matters to a Vote of Security Holders..............7

PART II

Item 5     Market for the Registrant's Common Stock and
           Related Shareholders Matters.....................................7

Item 6     Selected Financial Data..........................................8

Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................9

Item 7A     Quantitative and Qualitative Disclosure About Market Risk.......9

Item 8     Financial Statements and Supplementary Data......................9

Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................9

PART III

Item 10    Directors and Executive Officers of the Registrant..............10

Item 11    Executive Compensation..........................................11

Item 12    Security Ownership of Certain Beneficial Owners and Management..11

Item 13    Certain Relationships and Related Transactions..................11

Item 14    Exhibits........................................................11

This document contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and involve certain risks and uncertainties. Actual results may differ materially from the results discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, changes in interest rates, economic conditions, deposit and loan growth, loan loss provisions, and customer retention. The Corporation assumes no obligation for updating any such forward-looking statements at any time.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                 THE CORPORATION

The Peapack-Gladstone Financial Corporation (the "Corporation"), organized in August, 1997, as a business corporation under the laws of the State of New Jersey, was established by the Board of Directors of Peapack-Gladstone Bank (the "Bank") to become a holding company for the Bank. The shareholders of the Bank approved the acquisition of the Bank by the Holding Company at a special shareholders meeting on December 11, 1997. As a result of the acquisition, shareholders of the Bank received one share of the Corporation's common stock, no par value for each outstanding share of the common stock of the Bank, $3.33 per share par value. The acquisition was accounted for as a "pooling of interests," resulting in no changes in the underlying assets and liabilities. The Bank, including its subsidiary, Peapack-Gladstone Investment Company, Inc., is now the wholly-owned subsidiary of the Corporation, and represents the only significant activity of the Corporation at this time. The Corporation offers financial services through ten full-service banking offices located in Gladstone, Far Hills, Pluckemin, Pottersville, Bernardsville, Califon, Long Valley, Mendham, Chester and Peapack and one mini-branch located in Fellowship Village, a retirement community. The Corporation maintains seven (7) branches and one (1) auxiliary office in Somerset County, one (1) in Hunterdon County and three (3) in Morris County. Peapack-Gladstone Investment Company, Inc. was established in 1996 and chartered in the State of New Jersey and is an investment company whose portfolio consists primarily of U.S. Treasury securities, U.S. Government Agency securities and investment-grade corporate debt securities.

The Corporation is primarily dedicated to providing quality, personalized financial, trust and investment services to individuals and small businesses.

Commercial loan customers of the Corporation are business people, including merchants, landscapers, architects, doctors and dentists, attorneys, building contractors and restaurateurs as well as various service firms and other local retailers. Most forms of commercial lending are offered, including working capital lines of credit, term loans for fixed asset acquisitions, commercial mortgages and other forms of asset-based financing.

In addition to commercial lending activities, the Corporation offers a wide range of consumer banking services, including: Checking and Savings accounts, Money Market and Interest-bearing Checking accounts, Certificates of Deposit, Individual Retirement Accounts held in Certificates of Deposit or self-directed investment accounts as well as accounts for employers' pension funds. The Corporation also offers residential, commercial and construction mortgages, Home Equity lines of credit and other second mortgage loans. For children, the Corporation offers a special Pony Club Savings account. New Jersey Consumer Checking

Accounts are offered to low income customers. In addition, the Corporation provides foreign and domestic Travelers' Checks, Personal Money Orders, Cashier's Checks and Wire Transfers. Automated Teller Machines are available at nine (9) locations. The machines serve The Corporation customers as well as other area consumers who are members of the MAC [??], HONOR[??] and PLUS[??] networks. Via the Automatic Teller Machine access card issued by the Corporation, customers may pay for commodities at Point-of-Sale merchant locations.

The Trust and Investment Department is an important function of the Corporation. Since its inception in 1972, trust assets (book value) have increased to more than $453 million. This Department is committed to sound, conservative management of assets for its clients and strives to maintain high-quality, specialized services for this important market segment.

Deposits of the Corporation are insured for up to $100,000 per depositor by the Bank Insurance Fund administered by the FDIC. The Bank is a member of the Federal Reserve System.

At present, the Corporation employs 134 full-time and 18 part-time employees.

                             PRINCIPAL MARKET AREAS

The Corporation's principal market for its deposit gathering activities include northern Somerset, northwestern Morris and northeastern Hunterdon Counties. The area is composed of large estates, upper-income single family homes, moderate income properties, some low-income housing and a few prosperous farms. There are numerous small retail businesses in each of the towns as well as offices for various professionals, i.e. attorneys, architects, interior decorators, photographers, etc. A portion of the market area is bisected by Interstate Highways 287 and 78 where numerous corporate offices have relocated over the past 25 years. The Corporation does not have the resource capacity to satisfy the financial needs of AT&T, Merck & Co., Chubb Insurance Company, Beneficial Management Company, or other large corporations based in the area. However, the Corporation has targeted the management and staff of these companies as potential customers. The corporate decision to move offices further out of the cities into western New Jersey caused the relatively rural nature of Peapack-Gladstone Financial Corporation's primary trade area to change dramatically.

The Corporation has expanded its service areas from one office in 1968 to the present ten (10) full-service banking locations and one (1) mini-branch location by steadily opening new branches. During 1996, the Corporation opened a new branch office in Chester and a mini-branch office in Fellowship Village, a retirement community located in Basking Ridge. All of the communities that the Corporation serves are demographically similar and contiguous to the main office, affording various management economies.

Prior to 1996, the Corporation's current operations facilities limited its ability to continue to grow and provide superior customer service. In response to this concern, the Corporation entered into an agreement to lease a 26,882 square foot building on Route 206 in Peapack-Gladstone, New Jersey. In April of 1996, the Corporation moved its administrative, loan and operations functions to this new location.

                                   COMPETITION

Competition in the banking and financial services industry in the Corporation's market area is largely from branches of interstate banks including: First Union Bank; Fleet Bank NY; PNC Bank, N.A.; and New Jersey regional banks including:
United National Bank, Summit Bank,

Hudson United Bank and Valley National Bank; and Thrift institutions such as Roselle Savings and Loan Association and Hudson City Savings Bank. There are no other community banks that compete with the Bank in its market area. Some of the major corporations in the trade area maintain credit unions that offer competitive financial products.

The Corporation attracts new business through direct mail campaigns, newspaper advertising and personal contact with potential customers. Management encourages community involvement, supports local charitable events, and reinvests in the many various communities it serves. Management believes the Corporation is well-positioned to meet the deposit and credit requirements of local businesses and customers within the trade area by responding to their various needs with products tailored to their needs.

                      GOVERNMENTAL POLICIES AND LEGISLATION

The commercial banking business is affected not only by general economic conditions, but also by the monetary and fiscal policies of the federal government and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States government securities, by adjusting the required level of reserves for financial institutions and by varying the discount rates applicable to borrowings by financial institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and also affect prime or reference lending rates and interest rates paid on deposits. The nature and impact of any future changes in monetary policies implemented by the Federal Reserve Board cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in state legislatures and before various bank regulatory agencies. The likelihood of any major changes and the impact such changes might have on the Bank are impossible to predict. Certain potentially significant changes which have been enacted are discussed below.

                              CAPITAL REQUIREMENTS

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At December 31, 1997, the Corporation's Tier 1 Capital and Total Capital ratios were 20.25% and 21.43%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 1997 was 9.40%.

                    RESTRICTIONS ON THE PAYMENT OF DIVIDENDS

The holders of the Corporation's common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Corporation out of funds legally available. The only statutory limitation is that such dividends may not be paid when the Corporation is insolvent. Since the principal source of income for the Corporation will be dividends on Bank common stock paid the Corporation by the Bank, the Corporation's ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Corporation. As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the "Banking Act"). Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct which, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by the Bank to the Corporation constitutes an unsafe or unsound practice. The Corporation is also subject to FRB policies which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment which would reduce a holding company's capital below these minimum amounts.

                                     FDICIA

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA substantially revises the depository institution regulatory and funding provisions of the FDIC and makes revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "under capitalized," and "critically undercapitalized." Under recently adopted regulations, a bank is defined to be well capitalized if it maintains a leverage ratio of at least 5%, a risk-adjusted Tier 1 capital ratio of at least 6% and a risk-adjusted total capital ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is defined to be adequately capitalized if it is not deemed to be well capitalized and it meets all of its minimum capital requirements. In addition, a depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

FDICIA further provides that a bank cannot accept brokered deposits unless (I) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through' insurance on certain employee benefit accounts. In addition, a bank that is not well capitalized cannot offer rates of interest on deposits which are more than 75 basis points above prevailing rates.

                           INSURANCE FUNDS LEGISLATION

The Corporation's wholly-owned subsidiary, the Peapack-Gladstone Bank, is a member of the Bank Insurance Fund ("BIF") of the FDIC. The FDIC also maintains another insurance fund, the Savings Association Insurance Fund ("SAIF"), which primarily covers savings and loan association deposits but also covers deposits that are acquired by a BIF-insured institution from a savings and loan association.

The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act") signed into law on September 30, 1996 included The Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose a special assessment on SAIF-assessable deposits to recapitalize the SAIF. Under the Funds Act, the FDIC will also charge assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corp. ("FICO") bonds until January 1, 2000, at which time the assessment will be equal. Beginning January 1, 1998, a FICO rate of approximately 1.25 basis points will be charged on BIF deposits, and approximately 6.28 basis points will be charged on SAIF deposits. The 1996 Act instituted a number of other regulatory relief provisions.

ITEM 2. DESCRIPTION OF PROPERTY

The Corporation owns six branches located in Gladstone, Far Hills, Pottersville, Bernardsville, Long Valley and Mendham and leases four branches located in Pluckemin, Califon, Chester and Fellowship Village and leases the land on which the Far Hills office is built. The Corporation also owns two properties adjacent to the Main Office in Gladstone, and leases an administrative and operations office building in Peapack-Gladstone.

ITEM 3. LEGAL PROCEEDINGS

There is no currently pending litigation against the Corporation which assert claims, that if adversely decided, would have a material adverse effect on the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of shareholders of Peapack-Gladstone Bank was held on December 11, 1997 for the purpose of approving an Amended and Restated Plan of Acquisition. Pursuant to the Plan, Peapack-Gladstone Financial Corporation became the owner of the Bank and shareholders of the Bank became owners of the Holding Company. Each share of the Bank's common stock, par value $3.33 per share was converted into one share of Holding Company common stock, no par value. Of the 1,163,120 shares of Common Stock entitled to vote at the Special Meeting, 835,513 shares voted for the plan, 315 shares voted against the plan and 327,292 shares abstained from voting. A total of 835,828 shares voted at the Special Meeting, representing 71.86% of the outstanding shares as of December 11, 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Common Stock of Peapack-Gladstone Financial Corporation is traded on NASDAQ as a "pink sheet item" under the symbol of PGFC. Trades on NASDAQ are infrequent. The following table sets forth, for the periods indicated, the reported high and low sale prices on known trades and cash dividends declared per share by the Corporation.

                                                                 CASH DIVIDEND
                                  HIGH              LOW            PER SHARE
                                  ----              ---          -------------
          1996
          ----
    First Quarter                $25.00           $22.50            $0.10
    Second Quarter                26.00            25.00             0.10
    Third Quarter                 26.50            26.00             0.10
    Fourth Quarter                28.00            27.50             0.10

          1997
          ----
    First Quarter                $28.25           $28.25            $0.10
    Second Quarter               $28.75           $28.75            $0.10
    Third Quarter                $37.50           $35.00            $0.10
    Fourth Quarter               $40.50           $37.50            $0.11

The Corporation's Board approved a 2:1 stock split effective December 29, 1997. In addition, the Board declared a 5% stock dividend in November, 1996 and a 2:1 stock split in April, 1995. All references to the average number of shares outstanding and related prices per share amounts have been restated to reflect these actions. As a result, the average number of shares outstanding was 2,327,731 for 1997 and 2,332,620 for 1996.

Future dividends payable by the Corporation will be determined by the Board of Directors after consideration of earnings and financial condition of the Corporation, need for capital and such other matters as the Board of Directors deems appropriate. The payment of dividends is subject to certain restrictions, see Part I, Item I, "Description of Business - Restrictions on the Payment of Dividends."

On December 31, 1997, the last reported sale price of the Common Stock was $40.50. Also, on February 28, 1998, there were approximately 638 shareholders of record. Trading activity in the Corporation stock has generally been limited, and frequently there are no reported daily trades. Ryan, Beck & Co., Inc. of Livingston, New Jersey is the principal market maker for the common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth in Management's Discussion and Analysis of the Registrant's accompanying 1997 Annual Report is incorporated by reference with the exception of the following table which sets forth unaudited quarterly financial data.


SELECTED 1997 QUARTERLY DATA:

(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                       MARCH 31        JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                       --------        -------     ------------   -----------
INTEREST INCOME                                         $5,443         $5,707         $5,764         $5,976
INTEREST EXPENSE                                         1,887          1,881          1,905          2,025
                                                        ------         ------         ------         ------
  NET INTEREST INCOME                                    3,556          3,826          3,859          3,951
                                                        ------         ------         ------         ------
PROVISION FOR LOAN LOSSES                                  100            100            100            100
OTHER INCOME, EXCLUDING
   SECURITIES GAINS                                        963            804            735            717
SECURITIES GAINS                                          --               15              9              5
OTHER EXPENSE                                            2,700          2,754          2,589          2,683
INCOME TAX EXPENSE                                         616            631            718            857
                                                        ------         ------         ------         ------
   NET INCOME                                           $1,103         $1,160         $1,196         $1,033
                                                        ======         ======         ======         ======
EARNINGS PER SHARE-BASIC                                $ 0.47         $ 0.50         $ 0.51         $ 0.45
EARNINGS PER SHARE-DILUTED                              $ 0.47         $ 0.49         $ 0.50         $ 0.44

SELECTED 1996 QUARTERLY DATA:

(IN THOUSANDS EXCEPT PER SHARE DATA)


                                                       MARCH 31        JUNE 30     SEPTEMBER 30   DECEMBER 31
                                                       --------        -------     ------------   -----------
INTEREST INCOME                                         $5,081         $5,127         $5,277         $5,470
INTEREST EXPENSE                                         1,938          1,893          2,032          2,026
                                                        ------         ------         ------         ------
   NET INTEREST INCOME                                   3,143          3,234          3,245          3,444
                                                        ------         ------         ------         ------
PROVISION FOR LOAN LOSSES                                  125            137            140            240
OTHER INCOME, EXCLUDING
   SECURITIES GAINS                                        803            736            661            669
SECURITIES GAINS                                            40           --               30             48
OTHER EXPENSE                                            2,274          2,471          2,578          2,749
INCOME TAX EXPENSE                                         369            657            404            330
                                                        ------         ------         ------         ------
    NET INCOME                                          $1,218         $  705         $  814         $  842
                                                        ======         ======         ======         ======
EARNINGS PER SHARE-BASIC                                $ 0.52         $ 0.30         $ 0.34         $ 0.37
EARNINGS PER SHARE-DILUTED                              $ 0.52         $ 0.30         $ 0.34         $ 0.36


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in Management's Discussion and Analysis of the Registrant's accompanying 1997 Annual Report is incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in Market Risk Sensitive Instruments of the Registrant's accompanying 1997 Annual Report is incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements together with the report thereon by KPMG Peat Marwick LLP and the Notes to the Consolidated Financial Statements are incorporated by reference in the Registrant's accompanying 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the Registrant's 1998 Proxy Statement with respect to the name of each nominee or director, his age, his positions and offices with the Registrant, his service on the Registrant's Board, his business experience and his family relationships with other directors, nominees for director and executive officers is hereby incorporated by reference.

The following is a list of the Corporation's executive officers and their positions at December 31, 1997. The age of each executive officer at December 31, 1997 is disclosed in parentheses.

T. LEONARD HILL (86)

Chairman of the Board of the Corporation since 1997; Chairman of the Board of the Bank since 1989; Director of the Bank since 1944.

FRANK A. KISSEL (47)

President and Chief Executive Officer since 1997; President and Chief Executive Officer of the Bank since 1989; Senior Vice President of Somerset Trust Company 1973-1988; Engaged in the banking industry since 1973.

ROBERT M. ROGERS (39)

Senior Vice President and Assistant Secretary since 1997; Senior Vice President and Chief Operating Officer of the Bank since 1996; Senior Vice President and Comptroller of the Bank from 1992; Engaged in the banking industry since 1981.

ARTHUR F. BIRMINGHAM (46)

Senior Vice President and Treasurer since 1997; Senior Vice President and Comptroller of the Bank since 1996; Senior Vice President and Chief Financial Officer of Shrewsbury State Bank 1989-1996; Engaged in the banking industry since 1979.

CRAIG C. SPENGEMAN (42)

Senior Vice President Since 1997; Senior Vice President and Senior Trust Officer of the Bank since 1993; Trust Officer from 1985; Engaged in the banking industry since 1977.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is incorporated by reference in the Corporation's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known by the Corporation to be the beneficial owner of more than five percent of any class of the Corporation's Common Stock.

Information with respect to the security ownership of management is incorporated by reference in the 1998 Proxy Statement.

The Corporation knows of no contractual arrangements which may at a subsequent date result in a change in control of the Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is incorporated by reference in the Corporation's 1998 Proxy Statement.

ITEM 14. FINANCIAL STATEMENTS AND EXHIBITS

a. Financial Statements

   None

b. Exhibits

     2 Amended and Restated Plan of Acquisition of all of the Outstanding Shares of the Bank by the Corporation dated September 25, 1997

     3.1  Certificates of Incorporation

     3.2  By-Laws

     4.1  Employees' Retirement Plan

     4.2  Employees' Savings and Investment Plan

     4.3  1995 Stock Option Plan

     4.4  1995 Stock Option Plan for Outside Directors

     4.5 Trust Agreement between the Bank and the Bank for the Bank's employees Savings and Investment Plan

     10.1 Change in Control Agreement dated as of January 1, 1998 by and among the Corporation, the Bank and Frank A. Kissel

     10.2 Change in Control Agreement dated as of January 1, 1998 by and among the Corporation, the Bank and Paul W. Bell

     10.3 Change in Control Agreement dated as of January 1, 1998 by and among the Corporation, the Bank and Robert M. Rogers

     10.4 Change in Control Agreement dated as of January 1, 1998 by and among the Corporation, the Bank and Craig C. Spengemen

     10.5 Change in Control Agreement dated as of January 1, 1998 by and among the Corporation, the Bank and Arthur F. Birmingham

     10.6 Change in Control Agreement dated as of January 1, 1998 by and among the Corporation, the Bank and Barbara Greco

     13   1997 Annual Report

     21   List of Subsidiaries:

          (a)  Subsidiaries of the Corporation:

                                                         PERCENTAGE OF VOTING
                                    JURISDICTION        SECURITIES OWNED BY THE
NAME                              OF INCORPORATION              PARENT
----                              ----------------      -----------------------
Peapack-Gladstone Bank               New Jersey                  100%

          (b)  Subsidiaries of the Bank:

                                                         PERCENTAGE OF VOTING
                                    JURISDICTION        SECURITIES OWNED BY THE
NAME                              OF INCORPORATION              PARENT
----                              ----------------      -----------------------
Peapack-Gladstone
Investment Company, Inc.             New Jersey                  100%

     27   Financial Data Schedule

     99 Proxy Statement for the Corporation's 1998 Annual Meeting of Shareholders *

----------

* Incorporated by reference

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                     PEAPACK-GLADSTONE FINANCIAL CORPORATION


                                               (Registrant)


                                     BY      /s/  T. LEONARD HILL
                                        -------------------------------------
                                               T. Leonard Hill,
                                             Chairman of the Board


                                     DATE   MARCH 27, 1998
                                         ------------------------------------


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            SIGNATURE                                         DATE
            ---------                                         ----

/s/  T. LEONARD HILL                                     March 27, 1998
------------------------------------
         T. Leonard Hill,
       Chairman of the Board

/s/  FRANK A. KISSEL                                     March 12, 1998
------------------------------------
         Frank A. Kissel,
        President and CEO


/s/  ARTHUR F. BIRMINGHAM                                March 12, 1998
------------------------------------
       Arthur F. Birmingham,
Senior Vice President and Treasurer

/s/  PAMELA HILL                                         March 12, 1998
------------------------------------
        Pamela Hill,
         Director

/s/  JOHN D. KISSEL                                      March 12, 1998
------------------------------------
       John D. Kissel,
         Director

/s/  JAMES R. LAMB                                       March 12, 1998
------------------------------------
        James R. Lamb,
          Director

/s/  GEORGE R. LAYTON                                    March 12, 1998
------------------------------------
        George R. Layton,
            Director

/s/  EDWARD A. MERTON                                    March 12, 1998
------------------------------------
Edward A. Merton, Director

/s/  F. DUFFIELD MEYERCORD                               March 12, 1998
------------------------------------
      F. Duffield Meyercord,
          Director

/s/  JOHN R. MULCAHY                                     March 12, 1998
------------------------------------
John R. Mulcahy, Director

/s/  PHILLIP W. SMITH III                                March 16, 1998
------------------------------------
      Phillip W. Smith III
           Director

/s/  JACK D. STINE                                       March 12, 1998
------------------------------------
       Jack D. Stine,
        Director

/s/  WILLIAM TURNBULL                                    March 12, 1998
------------------------------------
       William Turnbull,
            Director