Form 10-Q
period 1998-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 1998-05-13
CIK 1050743

================================================================================


                                    FORM 10-Q

                                ----------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 1998


                                   ----------


                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 NEW JERSEY                                       22-3537895
      -------------------------------                        -------------------
      (State or other jurisdiction of                         (I.R.S. Employer
       incorporation or organization)                        Identification No.)


158 ROUTE 206 NORTH, GLADSTONE, NEW JERSEY                          07934
------------------------------------------                       ----------
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

                              Yes  X     No
                                  ---       ---

       Number of shares of Common stock outstanding as of March 31, 1998:

                                    2,327,898

================================================================================

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                          PART I. FINANCIAL INFORMATION

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1997 Annual Report on Form 10-K for Peapack-Gladstone Financial Corporation (the "Corporation").

The Corporation considers that all adjustments (all of which are normal recurring accruals) necessary for a fair statement of the financial position and results of operations for these periods have been made; however, results for such interim periods are subject to year-end adjustments. Results for such interim periods are not necessarily indicative of results for a full year.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                          1998         1997
                                                        --------    -----------
ASSETS
Cash and due from banks ............................    $ 11,171     $ 17,740
Federal funds sold .................................      14,000       15,500
                                                        --------     --------
    Total cash and cash equivalents ................      25,171       33,240

Investment Securities:(approximate market value
  $54,909 in 1998 and $54,452 in 1997)
U.S. Treasury and Government agencies ..............      45,809       44,557
State and political subdivisions ...................       8,663        9,421
                                                        --------     --------
    Total Investment Securities ....................      54,472       53,978

Securities Available for Sale:(amortized cost
  $87,525 in 1998 and $90,817 in 1997)
U.S. Treasury and Government agencies ..............      85,256       86,799
Other securities available for sale ................       2,856        4,781
                                                        --------     --------
    Total Securities Available for Sale ............      88,112       91,580

Loans:
Loans secured by real estate .......................     159,329      149,684
Other loans ........................................      23,621       24,690
                                                        --------     --------
    Total loans ....................................     182,950      174,374
      Less: Allowance for loan losses ..............       1,975        1,893
                                                        --------     --------
    Net loans ......................................     180,975      172,481

Premises and equipment .............................       8,701        8,595
Other real estate owned ............................         236          340
Accrued interest receivable ........................       3,071        3,006
Other assets .......................................         305          445
                                                        --------     --------
      TOTAL ASSETS .................................    $361,043     $363,665
                                                        ========     ========
LIABILITIES
Deposits:
  Noninterest-bearing demand deposits ..............    $ 68,309     $ 74,712
  Interest-bearing deposits:
    Checking .......................................      71,437       70,745
    Savings ........................................      69,703       70,419
    Money market accounts ..........................      22,636       24,624
    Certificates of deposit over $100,000 ..........      21,399       18,243
    Certificates of deposit less than $100,000 .....      70,307       69,730
                                                        --------     --------
Total deposits .....................................     323,791      328,473
Accrued expenses and other liabilities .............       2,363        1,553
                                                        --------     --------
      TOTAL LIABILITIES ............................     326,154      330,026
                                                        ========     ========
STOCKHOLDERS' EQUITY
Common stock (no par value; stated value
  $1 2/3 per share; authorized 10,000,000
  shares; issued 2,335,238 shares.) ................       3,892        3,892
Surplus ............................................       6,270        6,218
Treasury Stock at cost, 7,340 shares in 1998
  and 11,178 shares in 1997 ........................        (293)        (367)
Retained Earnings ..................................      24,656       23,420
Accumulated other comprehensive income--
  net unrealized gains on securities
  available for sale (net of income taxes) .........         364          476
                                                        --------     --------
      TOTAL STOCKHOLDERS' EQUITY ...................      34,889       33,639
                                                        --------     --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .....    $361,043     $363,665
                                                        ========     ========


          See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------
INTEREST INCOME
Interest and fees on loans ...........................   $    3,558   $    3,045
Interest on investment securities:
     Taxable .........................................          695          674
     Tax-exempt ......................................          112          136
Interest on securities available for sale: Taxable ...        1,430        1,371
Interest on federal funds sold .......................          202          217
                                                         ----------   ----------
     Total interest income ...........................        5,997        5,443

INTEREST EXPENSE
Interest on savings account deposits .................          812          870
Interest on certificates of deposit over $100,000 ....          267          232
Interest on other time deposits ......................          919          785
                                                         ----------   ----------
     Total interest expense ..........................        1,998        1,887
                                                         ----------   ----------
     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES .......................        3,999        3,556
Provision for loan losses ............................           91          100
                                                         ----------   ----------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES .......................        3,908        3,456
                                                         ----------   ----------

OTHER INCOME
Service charges and fees for other services ..........        1,251          936
Securities gains .....................................           67            0
Other income .........................................           28           27
                                                         ----------   ----------
     Total other income ..............................        1,346          963

OTHER EXPENSES
Salaries and employee benefits .......................        1,632        1,508
Premises and equipment ...............................          534          562
Other expense ........................................          695          630
                                                         ----------   ----------
     Total other expenses ............................        2,861        2,700
                                                         ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE .....................        2,393        1,719
Income tax expense ...................................          903          616
                                                         ----------   ----------
     NET INCOME ......................................   $    1,490   $    1,103
                                                         ==========   ==========

EARNINGS PER SHARE (Reflects a 2:1 stock split in December, 1997.)

Basic ................................................   $     0.64   $     0.47
Diluted ..............................................   $     0.62   $     0.47

Average basic shares outstanding .....................    2,328,546    2,329,792
Average diluted shares outstanding ...................    2,399,244    2,368,968


          See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                          -------------------
                                                            1998        1997
                                                          -------     -------
Balance, Beginning of Period .........................    $33,639     $30,208

Comprehensive income:
  Net Income .........................................      1,490       1,103
    Change in net unrealized gains on securities
      available for sale .............................       (112)       (620)
                                                          -------     -------
    Total Comprehensive income .......................      1,378         483
Common Stock Options Exercised .......................         12           0
Treasury Stock Transactions, net .....................        115           0
Cash Dividends Declared ..............................       (255)       (233)
                                                          -------     -------
Balance, March 31, ...................................    $34,889     $30,458
                                                          =======     =======


          See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
OPERATING ACTIVITIES:
Net Income: ............................................   $  1,490    $  1,103
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation ...........................................        189         171
Amortization of premium and accretion of
  discount on securities, net ..........................         12          15
Provision for loan losses ..............................         91         100
Provision for deferred taxes ...........................         (6)        (11)
Gains on securities ....................................        (67)          0
Increase in interest receivable ........................        (65)       (171)
Decrease in other assets ...............................        209          71
Increase in other liabilities ..........................        810         520
                                                           --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES ...........      2,663       1,798
                                                           --------    --------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities ......      4,750       2,725
Proceeds from maturities of securities available
   for sale ............................................      6,000       5,500
Proceeds from sales and calls of securities
  available for sale ...................................     13,754           0
Purchase of investment securities ......................     (5,249)     (4,173)
Purchase of securities available for sale ..............    (17,324)     (7,995)
Net decrease in short term investments .................        924       2,026
Net increase in loans ..................................     (8,585)     (3,490)
Net decrease in other real estate ......................        104         352
Purchase of premises and equipment .....................       (295)        (99)
                                                           --------    --------
   NET CASH USED IN INVESTING ACTIVITIES ...............     (5,921)     (5,154)
                                                           --------    --------

FINANCING ACTIVITIES:
Net (decrease) increase in deposits ....................     (4,683)     10,780
Dividends paid .........................................       (255)       (233)
Exercise of stock options ..............................         12           0
Treasury stock transactions, net .......................        115           0
                                                           --------    --------
   NET CASH USED IN FINANCING ACTIVITIES ...............     (4,811)     10,547
                                                           --------    --------
   Net (decrease) increase in cash and cash equivalents.     (8,069)      7,191
                                                           --------    --------
Cash and cash equivalents at beginning of period .......     33,240      26,762
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 25,171    $ 33,953
                                                           ========    ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest on deposits .................................   $  2,146    $  2,135
  Income taxes .........................................        864         528
Noncash investing activities:
  Transfer of loans to Other Real Estate ...............          0         248


          See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Peapack-Gladstone Financial Corporation are prepared on the accrual basis and include the accounts of the Corporation and its wholly-owned subsidiary, the Peapack-Gladstone Bank. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

2. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that management considers adequate to reflect the risk of future losses inherent in the Corporation's loan portfolio. In its evaluation of the adequacy of the allowance for loan losses, management considers past loan loss experience, changes in the composition of non-performing loans, the condition of borrowers facing financial pressure, the relationship of the current level of the allowance to the credit portfolio and to non-performing loans and existing economic conditions. The process of determining the adequacy of the allowance is necessarily judgmental and subject to changes in external conditions. The allowance is increased by provisions charged to expense and reduced by net charge-offs.


3. EARNINGS PER COMMON SHARE -- BASIC AND DILUTED

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes any additional common shares as if all potentially dilutive common shares were issued (i.e., stock options).


4. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

During the first quarter of 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS 130 for interim period reporting, the Corporation's total comprehensive income for the three months ended March 31, 1998 and 1997 was $1,378,000 and $483,000. The difference between the Corporation's net income and total comprehensive income for these periods relates to the change in the net unrealized gains on securities available for sale during the applicable period of time.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: Net income for the three month period ended March 31, 1998 was $1,490,000, as compared to, net income of $1,103,000 in 1997. On a diluted per share basis, the Corporation earned $0.62 and $0.47 during the first quarter of 1998 and 1997, respectively. Higher net interest income and higher other income were the main factors contributing to the increase in net income.

NET INTEREST INCOME: Net interest income after provision for loan losses for the first quarter of 1998 increased 13% to $3,908,000 from $3,456,000 in 1997. The increase in net interest income is primarily due to increased loan volume, which was funded by increased low cost core deposits.

Average interest-bearing assets during the first quarter of 1998 were $335,404,000, representing an increase of $27,742,000 or 9% over the previous year. Average interest-bearing liabilities rose to $256,513,000 for the first three months of 1998 as compared with $245,110,000 during the same period in 1997.

The yield on interest-earning assets, including securities, federal funds sold and loans, was flat during the first three months of 1998 as compared with the first three months of 1997, as slightly lower rates earned on securities and loans were offset by higher yields on federal funds sold.

The rate paid on interest-bearing liabilities increased to 3.16% during the first three months of 1998 from 3.09% over the previous year. Higher rates paid on Certificates of Deposits were offset by lower rates paid on interest bearing checking and money market accounts. Further contributing to the increase in the net interest margin was strong growth in noninterest-bearing demand deposits. Average noninterest-bearing demand deposits increased to $67,870,000, representing a 21% increase over the previous year.

OTHER INCOME: Other income before gains on securities was $1,279,000 and $963,000 for the first three months of 1998 and 1997, respectively. This increase was primarily due to higher trust fees, up $296,000 from 1997.

During the first three months of 1998, gains on sale of securities amounted to $67,000. The Corporation had no gains or losses on the sale of securities during the first quarter of 1997.

OTHER EXPENSES: Other expenses for the first three months of 1998 increased from $2,700,000 in 1997 to $2,861,000 in 1998. Salary and employee benefit expenses for the first quarter of 1998 increased $124,000 as compared with the same period in 1997. Merit and promotional raises plus several additions to the professional staff contributed to this increase. Other operating expenses increased $65,000 or 10% in the first quarter as compared with the same period in 1997. Higher Trust Department expenses and professional fees accounted for a majority of this increase.

PROVISION FOR LOAN LOSSES: At March 31, 1998, the allowance for loan losses amounted to $1,975,000 as compared with $1,663,000 a year earlier. Non-performing loans (consisting of all non-accrual loans and loans over 90 days past due and still accruing interest) were $956,000 and $829,000 at March 31, 1998 and 1997, respectively. A provision of $91,000 and $100,000 for loan losses was expensed for the period ended March 31, 1998 and 1997, respectively. Net charge-offs were $9,000 during the first three months of 1998 as compared with net charge-offs of $73,000 during the same period in 1997.

A summary of the allowance for loan losses for the three month period ending March 31, follows:

                                                           1998          1997
                                                          ------        ------
                                                             (In thousands)

Balance, January 1 ..................................     $1,893        $1,636
Provision charged to expense ........................         91           100
Loans charged off ...................................        (15)          (81)
Recoveries ..........................................          6             8
                                                          ------        ------
Balance, March 31 ...................................     $1,975        $1,663
                                                          ======        ======

CAPITAL RESOURCES: Maintaining a strong capital position is an important goal of the Corporation. At March 31, 1998, total shareholders' equity (including net unrealized gains) was $34,889,000, representing an 15% increase over the same period in 1997. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At March 31, 1998, the Bank's Tier 1 Capital and Total Capital ratios were 20.26% and 21.44%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Bank's leverage ratio at March 31, 1998 was 9.42%.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No information is reported under this item.


ITEM 2. CHANGES IN SECURITIES

No changes have been made to the rights of holders of any class of securities during the first quarter of 1998.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No default has occurred with respect to any of the Corporation's securities during 1998.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION No information is reported under this item.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
      None

(b) Reports on Form 8-K
      None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the twelfth day of May 1998.


                                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                           (Registrant)



                                         By: /s/ FRANK A. KISSEL
                                             -----------------------------------
                                                (Frank A. Kissel, President
                                                 and Chief Executive Officer)



                                             /s/ ARTHUR F. BIRMINGHAM
                                             -----------------------------------
                                                (Arthur F. Birmingham, Senior
                                                 Vice President and Treasurer)