Form 10-Q
period 1998-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 1998-08-12
CIK 1050743

================================================================================

                                    FORM 10-Q


                                   ----------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998


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


        Number of shares of Common stock outstanding as of June 30, 1998:

                                    2,328,383


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

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)


                                                        June 30,    December 31,
                                                          1998          1997
                                                        ---------   ------------
ASSETS
Cash and due from banks ............................    $  12,863    $  17,740
Federal funds sold .................................       20,120       15,500
                                                        ---------    ---------
   Total cash and cash equivalents .................       32,983       33,240
Investment Securities:(approximate market value
   $53,296 in 1998 and $54,452 in 1997)
U.S. Treasury and Government agencies ..............       43,821       44,557
State and political subdivisions ...................        9,017        9,421
                                                        ---------    ---------
   Total Investment Securities .....................       52,838       53,978

Securities Available for Sale:(amortized cost
   $82,720 in 1998 and $90,817 in 1997)
U.S. Treasury and Government agencies ..............       75,920       86,799
Other securities available for sale ................        8,149        4,781
                                                        ---------    ---------
   Total Securities Available for Sale .............       84,069       91,580

Loans:
Loans secured by real estate .......................      174,636      149,684
Other loans ........................................       23,238       24,690
                                                        ---------    ---------
   Total loans .....................................      197,874      174,374
     Less:  Allowance for loan losses ..............        2,054        1,893
                                                        ---------    ---------
   Net loans .......................................      195,820      172,481

Premises and equipment .............................        8,781        8,595
Other real estate owned ............................          205          340
Accrued interest receivable ........................        2,900        3,006
Other assets .......................................          242          445
                                                        ---------    ---------
      TOTAL ASSETS .................................    $ 377,838    $ 363,665
                                                        =========    =========

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits ..............    $  80,452    $  74,712
  Interest-bearing deposits:
     Checking ......................................       69,058       70,745
     Savings .......................................       71,120       70,419
     Money market accounts .........................       22,169       24,624
     Certificates of deposit over $100,000 .........       26,348       18,243
     Certificates of deposit less than $100,000 ....       70,595       69,730
                                                        ---------    ---------
Total deposits .....................................      339,742      328,473
Accrued expenses and other liabilities .............        2,049        1,553
                                                        ---------    ---------
     TOTAL LIABILITIES .............................      341,791      330,026
                                                        =========    =========

STOCKHOLDERS' EQUITY
Common stock (no par value; stated value $1-2/3
  per share; authorized 10,000,000
  shares; issued 2,335,238 shares.) ................        3,892        3,892
Surplus ............................................        6,259        6,218
Treasury Stock at cost, 6,855 shares in 1998
  and 11,178 shares in 1997 ........................         (276)        (367)
Retained Earnings ..................................       25,696       23,420
Accumulated other comprehensive income-
  net unrealized gains on securities
  available for sale (net of income taxes) .........          476          476
                                                        ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY ...................       36,047       33,639
                                                        ---------    ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .....    $ 377,838    $ 363,665
                                                        =========    =========


See accompanying notes to consolidated financial statements.

                                         PEAPACK-GLADSTONE FINANCIAL CORPORATION

                                           CONSOLIDATED STATEMENTS OF INCOME
                                        (Dollars in thousands, except share data)
                                                       (Unaudited)

                                                                  Six months ended                Three months ended
                                                                      June 30,                          June 30,
                                                            ---------------------------       ---------------------------
                                                               1998             1997             1998             1997
                                                            ----------       ----------       ----------       ----------
INTEREST INCOME

Interest and fees on loans ..............................   $    7,344       $    6,246       $    3,786       $    3,201
Interest on investment securities:
     Taxable ............................................        1,366            1,354              671              680
     Tax-exempt .........................................          216              271              104              135
Interest on securities available for sale: Taxable ......        2,769            2,812            1,339            1,441
Interest on federal funds sold ..........................          382              467              180              250
                                                            ----------       ----------       ----------       ----------
Total interest income ...................................       12,077           11,150            6,080            5,707

INTEREST EXPENSE

Interest on savings account deposits ....................        1,613            1,733              801              863
Interest on certificates of deposit over $100,000 .......          577              458              310              226
Interest on other time deposits .........................        1,852            1,577              933              792
                                                            ----------       ----------       ----------       ----------
Total interest expense ..................................        4,042            3,768            2,044            1,881
                                                            ----------       ----------       ----------       ----------
     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES ..........................        8,035            7,382            4,036            3,826

Provision for loan losses ...............................          182              200               91              100
                                                            ----------       ----------       ----------       ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ..........................        7,853            7,182            3,945            3,726
                                                            ----------       ----------       ----------       ----------
OTHER INCOME

Service charges and fees for other services .............        2,153            1,717              902              781
Securities gains ........................................          113               15               46               15
Other income ............................................           54               50               26               23
                                                            ----------       ----------       ----------       ----------
     Total other income .................................        2,320            1,782              974              819

OTHER EXPENSES

Salaries and employee benefits ..........................        3,204            3,017            1,572            1,509
Premises and equipment ..................................        1,113            1,136              579              574
Other expense ...........................................        1,470            1,301              775              671
                                                            ----------       ----------       ----------       ----------
Total other expenses ....................................        5,787            5,454            2,926            2,754
                                                            ----------       ----------       ----------       ----------

INCOME BEFORE INCOME TAX EXPENSE ........................        4,386            3,510            1,993            1,791
Income tax expense ......................................        1,600            1,247              697              631
                                                            ==========       ==========       ==========       ==========
     NET INCOME .........................................   $    2,786       $    2,263       $    1,296       $    1,160
                                                            ==========       ==========       ==========       ==========

EARNINGS PER SHARE (Reflects a 2:1 stock split in December, 1997.)

Basic ...................................................         1.20             0.96             0.56             0.49
Diluted .................................................         1.16             0.96             0.54             0.49

Average basic shares outstanding ........................    2,328,384        2,328,925        2,328,223        2,337,950
Average diluted shares outstanding ......................    2,402,582        2,371,934        2,380,473        2,351,874


See accompanying notes to consolidated financial statements

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                           1998          1997
                                                         --------      --------

Balance, Beginning of Period .......................     $ 33,639      $ 30,208

Comprehensive income:

   Net Income ......................................        2,786         2,263

   Change in net unrealized gains on securities
     available for sale ............................            0          (277)
                                                         --------      --------
   Total Comprehensive income ......................        2,786         1,986

Common Stock Options Exercised .....................          (18)            7

Treasury Stock Transactions, net ...................          151           (58)

Cash Dividends Declared ............................         (511)         (466)
                                                         --------      --------

Balance, June 30, ..................................     $ 36,047      $ 31,677
                                                         ========      ========


See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
OPERATING ACTIVITIES:
Net Income: ............................................   $  2,786    $  2,263
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation ...........................................        384         344
Amortization of premium and accretion of
  discount on securities, net ..........................         29          28
Provision for loan losses ..............................        182         200
Provision for deferred taxes ...........................        (21)         (3)
Gains on securities ....................................       (113)        (15)
(Decrease) increase in interest receivable .............       (106)          8
Decrease in other assets ...............................        433          91
Increase in other liabilities ..........................        496         166
                                                           --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES ...........      4,070       3,082
                                                           --------    --------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities ......      5,750       7,075
Proceeds from maturities of securities available
  for sale .............................................     10,000       6,500
Proceeds from calls of investment securities ...........      5,000       1,000
Proceeds from sales and calls of securities
  available for sale ...................................     21,822       2,015
Purchase of investment securities ......................     (9,619)     (4,173)
Purchase of securities available for sale ..............    (19,934)    (15,982)
Net (increase) decrease in short term investments ......     (4,281)        636
Net increase in loans ..................................    (23,521)     (6,303)
Net decrease in other real estate ......................        135         104
Purchase of premises and equipment .....................       (570)       (132)
                                                           --------    --------
  NET CASH USED IN INVESTING ACTIVITIES ................    (15,218)     (9,260)
                                                           --------    --------

FINANCING ACTIVITIES:
Net increase in deposits ...............................     11,269      15,461
Dividends paid .........................................       (511)       (466)
Exercise of stock options ..............................        (18)          7
Treasury stock transactions, net .......................        151         (58)
                                                           --------    --------
  NET CASH USED IN FINANCING ACTIVITIES ................     10,891      14,944
                                                           --------    --------

  Net (decrease) increase in cash and cash equivalents .       (257)      8,766
                                                           --------    --------
Cash and cash equivalents at beginning of period .......     33,240      26,762
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 32,983    $ 35,528
                                                           ========    ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest on deposits ................................   $  4,066    $  3,932
   Income taxes ........................................      1,600       1,133
Noncash investing activities:
   Transfer of loans to Other Real Estate ..............          0         248


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

4. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

During the first quarter of 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS 130 for interim period reporting, the Corporation's total comprehensive income for the six months ended June 30, 1998 and 1997 was $2,786,000 and $1,986,000. The difference between the Corporation's net income and total comprehensive income for the three months ended and six months ended June 30, 1998 and 1997 relates to the change in the net unrealized gains on securities available for sale during the applicable period of time.

5. NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued SAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet, either as an asset, or as a liability, measured at its fair value. The Statement requires that changes in the derivative's fair value shall be recognized in current earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance but cannot be applied retroactively. The Corporation adopted SAS No. 133 on July 1, 1998. SAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997.

The Corporation does not currently have derivative or hedged instruments and management does not anticipate the statement having a material impact on its financial position or results of operations. However, management continues to closely evaluate the use of derivatives to reduce interest rate risk.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: Net income for the six month period ended June 30, 1998 was $2,786,000, as compared to net income of $2,263,000 in 1997. On a diluted per share basis, the Corporation earned $1.16 and $0.96 during the first half of 1998 and 1997, respectively. Higher net interest income and higher other income, offset in part by increased other expenses and higher income taxes were the primary factors contributing to the increase in net income.

Net income for the quarter ended June 30, 1998 was $1,296,000, representing a $136,000 increase from the second quarter net income in 1997. Higher net interest income and higher other income contributed to the increase in net income.

NET INTEREST INCOME: Net interest income after provision for loan losses for the first six months of 1998 increased 9% to $7,853,000 from $7,182,000 in 1997. The increase in net interest income was primarily due to increased loan volume, which was funded by increased low cost core deposits.

Average loans for the six month period were $183,531,000, an increase of $30,493,000 or 20% over the previous year. Average interest-bearing assets during the first half of 1998 were $338,744,000, representing an increase of $27,373,000 or 9% over the previous year. Average interest-bearing liabilities rose to $256,730,000 for the first six months of 1998 as compared with $247,883,000 during the same period in 1997.

The yield on interest-earning assets, including securities, federal funds sold and loans, was lower during the first six months of 1998 as compared with the first six months of 1997. This decrease was primarily due to lower yields on the Bank's investment and loan portfolios for the first half of 1998.

The rate paid on interest-bearing liabilities increased to 3.17% during the first six months of 1998 from 3.07% over the previous year. Higher rates paid on Certificates of Deposits were offset by lower rates paid on interest-bearing checking and money market accounts. Contributing to the overall increase in the net interest margin was strong growth in noninterest-bearing demand deposits. Average noninterest-bearing demand deposits increased to $69,148,000, representing a 20% increase over the previous year.

During the second quarter of 1998, net interest income was $3,945,000 as compared to $3,726,000 in 1997. The increase in net interest income for the quarter was primarily due to an increase in residential mortgage loan volume, offset in part by higher interest expense.

OTHER INCOME: Other income before gains on securities was $2,207,000 and $1,767,000 for the first six months of 1998 and 1997, respectively. This increase was primarily due to higher trust fees, up $384,000 from 1997.

During the second quarter, other income before securities gains was $928,000 as compared to $804,000 a year earlier. Trust fees accounted for the majority of this increase, up $88,000 for the period.

During the first six months of 1998, gains on sale of securities amounted to $113,000 as compared to $15,000 a year earlier.

OTHER EXPENSES: Other expenses for the first six months of 1998 increased from $5,454,000 in 1997 to $5,787,000 in 1998. Salary and employee benefit expenses for the first half of 1998 increased $187,000 as compared with the same period in 1997. Merit and promotional raises plus several additions to the professional staff contributed to this increase. Other operating expenses increased $169,000 or 13% in the first half as compared with the same period in 1997. Higher Trust Department expenses and professional fees accounted for a majority of this increase.

During the second quarter of 1998, other expenses increased $172,000 from the same period in 1997, representing an increase of 6%. Higher salary and employee benefit expenses, professional fees and Trust Department expenses accounted for the increase.

PROVISION FOR LOAN LOSSES: At June 30, 1998, the allowance for loan losses amounted to $2,054,000 as compared with $1,792,000 a year earlier. Non-performing loans (consisting of all non-accrual loans and loans over 90 days past due and still accruing interest) were $1,080,000 and $706,000 at June 30, 1998 and 1997, respectively. A provision of $182,000 and $200,000 for loan losses was expensed for the period ended June 30, 1998 and 1997, respectively. Net charge-offs were $21,000 during the first six months of 1998 as compared with net charge-offs of $44,000 during the same period in 1997.

A provision for loan losses of $91,000 was recorded in the second quarter of 1998, as compared to $100,000 in the second quarter of 1997. Net charge-offs were $12,000 during the second quarter of 1998 as compared to net recoveries of $30,000 during the second quarter of 1997.

A summary of the allowance for loan losses for the six month period ending June 30, follows:

                                                      1998         1997
                                                     ------       ------
                                                        (In thousands)

    Balance, January 1, .........................    $1,893       $1,636
    Provision charged to expense ................       182          200
    Loans charged off ...........................       (44)        (119)
    Recoveries ..................................        23           75
                                                     ------       ------

    Balance, June 30, ...........................    $2,054       $1,792
                                                     ======       ======


CAPITAL RESOURCES: Maintaining a strong capital position is an important goal of the Corporation. At June 30, 1998, total shareholders' equity (including net unrealized gains) was $36,047,000, representing a 14% increase over the same period in 1997. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At June 30, 1998, the Bank's Tier 1 Capital and Total Capital ratios were 19.57% and 20.75%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Bank's leverage ratio at June 30, 1998 was 9.47%.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

No information is reported under this item.

ITEM 2. CHANGES IN SECURITIES

No changes have been made to the rights of holders of any class of securities during the second quarter of 1998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No default has occurred with respect to any of the Corporation's securities during 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on April 28, 1998, in Peapack-Gladstone, New Jersey, the following matters were discussed and voted upon:

(1) The following persons were elected as directors of Peapack-Gladstone Financial Corporation for a term of one year:

     Pamela Hill, T. Leonard Hill, Frank A. Kissel, John D. Kissel, Edward A. Merton, F. Duffield Meyercord, John R. Mulcahy, Jack D. Stine, James R. Lamb, George R. Layton, Philip W. Smith III and William Turnbull.

(2) The shareholders approved the appointment of KPMG Peat Marwick LLP as the Corporation's public accountant for the year ending December 31, 1998. (FOR -- 1,698,232: AGAINST -- 246: ABST. -- 5,648).

(3) The shareholders approved the Corporation's 1998 Stock Option Plan (FOR -- 1,612,680: AGAINST -- 66,442: ABST. -- 25,004).

(4) The shareholders approved the Corporation's 1998 Stock Option Plan for Outside Directors (FOR -- 1,586,373: AGAINST -- 84,820: ABST. -- 32,933).

ITEM 5. OTHER INFORMATION

No information is reported under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       None

(b)  Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the tenth day of August 1998.


                                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                           (Registrant)


                                          By /s/ FRANK A. KISSEL
                                             -----------------------------------
                                             (Frank A. Kissel, President
                                             and Chief Executive Officer)


                                             /s/ ARTHUR F. BIRMINGHAM
                                             -----------------------------------
                                             (Arthur F. Birmingham, Senior
                                             Vice President and Treasurer)