Form 10-Q
period 1998-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 1998-11-12
CIK 1050743

================================================================================

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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


     Number of shares of Common stock outstanding as of September 30, 1998:

                                    2,320,139

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

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)


                                                     September 30,  December 31,
                                                         1998          1997
                                                     -------------  ------------
ASSETS
Cash and due from banks ............................   $  10.832     $  17,740
Federal funds sold .................................       8,900        15,500
                                                       ---------     ---------
     Total cash and cash equivalents ...............      19,732        33,240
Investment Securities:(approximate market value
  $49,802 in 1998 and $54,452 in 1997)
U.S. Treasury and Government agencies ..............      39,824        44,557
State and political subdivisions ...................       9,133         9,421
                                                       ---------     ---------
     Total Investment Securities ...................      48,957        53,978
Securities Available for Sale:(amortized cost
  $90,958 in 1998 and $90,817 in 1997)
U.S. Treasury and Government agencies ..............      83,859        86,799
Other securities available for sale ................       9,708         4,781
                                                       ---------     ---------
     Total Securities Available for Sale ...........      93,567        91,580
Loans:
  Loans secured by real estate .....................     182,038       149,684
  Other loans ......................................      23,262        24,690
                                                       ---------     ---------
     Total loans ...................................     205,300       174,374
     Less:  Allowance for loan losses ..............       2,097         1,893
                                                       ---------     ---------
   Net loans .......................................     203,203       172,481
Premises and equipment .............................       8,974         8,595
Other real estate owned ............................           0           340
Accrued interest receivable ........................       2,961         3,006
Other assets .......................................         247           445
                                                       =========     =========
      TOTAL ASSETS .................................   $ 377,641     $ 363,665
                                                       =========     =========

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits ..............    $  73,208     $  74,712
  Interest-bearing deposits:
     Checking ......................................       66,178        70,745
     Savings .......................................       70,329        70,419
     Money market accounts .........................       23,056        24,624
     Certificates of deposit over $100,000 .........       33,953        18,243
     Certificates of deposit less than $100,000 ....       71,094        69,730
                                                        ---------     ---------
Total deposits .....................................      337,818       328,473
Accrued expenses and other liabilities .............        2,662         1,553
                                                        =========     =========
     TOTAL LIABILITIES .............................      340,480       330,026
                                                        =========     =========
STOCKHOLDERS' EQUITY
Common stock (no par value; stated value
  $1-2/3 per share; authorized 10,000,000
  shares; issued 2,335,238 shares.) ................        3,892         3,892
Surplus ............................................        6,225         6,218
Treasury Stock at cost, 15,099 shares
  in 1998 and 11,178 shares in 1997 ................         (812)         (367)
Retained Earnings ..................................       26,718        23,420
Accumulated other comprehensive income--
  net unrealized gains on securities
  available for sale (net of income taxes) .........        1,138           476
                                                        ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY ...................       37,161        33,639
                                                        ---------     ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .....    $ 377,641     $ 363,665
                                                        =========     =========


          See accompanying notes to consolidated financial statements.

                                          PEAPACK-GLADSTONE FINANCIAL CORPORATION

                                             CONSOLIDATED STATEMENTS OF INCOME
                                         (Dollars in thousands, except share data)
                                                        (Unaudited)

                                                                    Nine months ended               Three months ended
                                                                      September 30,                    September 30,
                                                              ---------------------------       ---------------------------
                                                                 1998             1997             1998             1997
                                                              ----------       ----------       ----------       ----------
INTEREST INCOME
Interest and fees on loans ...............................    $   11,339       $    9,528       $    3,995       $    3,282
Interest on investment securities:
     Taxable .............................................         2,016            1,929              650              575
     Tax-exempt ..........................................           329              404              113              133
Interest on securities available for sale: Taxable .......         4,115            4,385            1,346            1,573
Dividends ................................................             3                0                3                0
Interest on federal funds sold ...........................           648              668              266              201
                                                              ----------       ----------       ----------       ----------
Total interest income ....................................        18,450           16,914            6,373            5,764

INTEREST EXPENSE
Interest on savings account deposits .....................         2,434            2,580              821              847
Interest on certificates of deposit over $100,000 ........           996              702              419              244
Interest on other time deposits ..........................         2,807            2,391              955              814
                                                              ----------       ----------       ----------       ----------
Total interest expense ...................................         6,237            5,673            2,195            1,905
                                                              ----------       ----------       ----------       ----------
     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES ...........................        12,213           11,241            4,178            3,859
Provision for loan losses ................................           273              300               91              100
                                                              ----------       ----------       ----------       ----------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ...........................        11,940           10,941            4,087            3,759
                                                              ----------       ----------       ----------       ----------
OTHER INCOME
Service charges and fees for other services ..............         3,063            2,423              910              706
Securities gains .........................................           118               24                5                9
Other income .............................................            78               79               24               29
                                                              ----------       ----------       ----------       ----------
     Total other income ..................................         3,259            2,526              939              744

OTHER EXPENSES
Salaries and employee benefits ...........................         4,773            4,540            1,569            1,523
Premises and equipment ...................................         1,725            1,668              612              532
Other expense ............................................         2,201            1,835              731              534
                                                              ----------       ----------       ----------       ----------
Total other expenses .....................................         8,699            8,043            2,912            2,589
                                                              ----------       ----------       ----------       ----------
INCOME BEFORE INCOME TAX EXPENSE .........................         6,500            5,424            2,114            1,914
Income tax expense .......................................         2,398            1,965              798              718
                                                              ==========       ==========       ==========       ==========
     NET INCOME ..........................................    $    4,102       $    3,459       $    1,316       $    1,196
                                                              ==========       ==========       ==========       ==========
EARNINGS PER SHARE (Reflects a 2:1 stock
  split in December, 1997.)

Basic ....................................................          1.76             1.47             0.56             0.50
Diluted ..................................................          1.71             1.46             0.55             0.50
Average basic shares outstanding .........................     2,326,791        2,353,090        2,323,656        2,371,345
Average diluted shares outstanding .......................     2,403,624        2,376,552        2,405,218        2,403,654


                                See accompanying notes to consolidated financial statements

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------

Balance, Beginning of Period .........................    $ 33,639     $ 30,208

Comprehensive income:
     Net Income ......................................       4,102        3,459
     Change in net unrealized gains on securities
         available for sale ..........................         662           77
                                                          --------     --------
     Total Comprehensive income ......................       4,764        3,536
Common Stock Options Exercised .......................         (52)         (13)
Treasury Stock Transactions, net .....................        (389)        (150)
Cash Dividends Declared ..............................        (801)        (722)
                                                          --------     --------
Balance, September 30, ...............................    $ 37,161     $ 32,859
                                                          ========     ========


          See accompanying notes to consolidated financial statements.

                          PEAPACK-GLADSTONE FINANCIAL CORPORATION

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                        (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                     1998          1997
                                                                   --------      --------
OPERATING ACTIVITIES:
Net Income ...................................................     $  4,102      $  3,459
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation .................................................          593           520
Amortization of premium and accretion of
   discount on securities, net ...............................           48            37
Provision for loan losses ....................................          273           300
Provision for deferred taxes .................................          (70)          (42)
Gains on securities ..........................................         (118)          (24)
Decrease (increase) in interest receivable ...................           45          (266)
Increase in other assets .....................................         (113)          182
Increase in other liabilities ................................        1,109           233
                                                                   --------      --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES .................        5,869         4,399
                                                                   --------      --------
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities ............        8,180         7,971
Proceeds from maturities of securities available
   for sale ..................................................       10,000         7,500
Proceeds from calls of investment securities .................        7,000         1,000
Proceeds from sales and calls of securities
   available for sale ........................................       27,020         4,340
Purchase of investment securities ............................      (10,174)       (7,174)
Purchase of securities available for sale ....................      (32,269)      (20,975)
Net (increase) decrease in short term investments ............       (5,610)          798
Net increase in loans ........................................      (30,995)      (11,712)
Net decrease in other real estate ............................          340           352
Purchase of premises and equipment ...........................         (972)         (432)
                                                                   --------      --------
   NET CASH USED IN INVESTING ACTIVITIES .....................      (27,480)      (18,332)
                                                                   --------      --------
FINANCING ACTIVITIES:
Net increase in deposits .....................................        9,345        16,078
Dividends paid ...............................................         (801)         (722)
Exercise of stock options ....................................          (52)          (13)
Treasury stock transactions, net .............................         (389)         (150)
                                                                   --------      --------
   NET CASH USED IN FINANCING ACTIVITIES .....................        8,103        15,193
                                                                   --------      --------
   Net (decrease) increase in cash and cash equivalents ......      (13,508)        1,260
                                                                   --------      --------
Cash and cash equivalents at beginning of period .............       33,240        26,762
                                                                   ========      ========
Cash and cash equivalents at end of period ...................     $ 19,732      $ 28,022
                                                                   ========      ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest on deposits ......................................     $  6,182      $  5,893
   Income taxes ..............................................        2,398         1,795
Noncash investing activities:
   Transfer of loans to Other Real Estate ....................            0           248


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


3. EARNINGS PER COMMON SHARE - BASIC AND DILUTED

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes any additional common shares as if all potentially dilutive common shares were issued (i.e., stock options).


4. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

During the first quarter of 1998, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. In accordance with the provisions of SFAS 130 for interim period reporting, the Corporation's total comprehensive income for the nine months ended September 30, 1998 and 1997 was $4,764,000 and $3,536,000. The difference between the Corporation's net income and total comprehensive income for the three months ended and nine months ended September 30, 1998 and 1997 relates to the change in the net unrealized gains on securities available for sale during the applicable period of time.


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

6. YEAR 2000 COMPLIANCE

During fiscal 1998, the Corporation adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Corporation for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Corporation to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. The Corporation is currently in Phase 4, Validation, for our core processing software. This phase involves testing of changes to hardware and software, accompanied by monitoring and testing with vendors. Concurrently, the Corporation is also addressing some issues related to subsequent phases. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Corporation is obtained and maintained by an external provider of software (the "External Provider"). The Corporation has maintained ongoing contact with this vendor so that modification of the software for Year 2000 readiness is a top priority and is expected to be accomplished, though there is no assurance, by December 31, 1998. The Corporation has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Corporation that they expect to be Year 2000 compliant prior to the Year 2000. The Corporation is in the process of contacting all material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems), regarding their Year 2000 state of readiness. The Validation Phase is targeted for completion by June 30, 1999. The Implementation Phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation Phase is targeted for completion by September 30, 1999.

Costs will be incurred due to the replacement of non-compliant hardware and software. The Corporation does not anticipate that the related overall costs will be material in any single year. In total, the Corporation estimates that its cost for compliance will amount to approximately $150,000 over the two-year period from 1998-1999, of which approximately $75,000 was incurred as of September 30, 1998. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Corporation could incur significant costs. If the External Provider is unable to resolve the potential problem in time, the Corporation would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Corporation.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Corporation's External Provider, testing plans, and all vendors, suppliers and customer readiness.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: Net income for the nine month period ended September 30, 1998 was $4,102,000, as compared to net income of $3,459,000 in 1997. On a diluted per share basis, the Corporation earned $1.71 and $1.46 during the first nine months of 1998 and 1997, respectively. Higher net interest income and higher other income, offset in part by increased other expenses and higher income taxes were the primary factors contributing to the increase in net income.

Net income for the quarter ended September 30, 1998 was $1,316,000, representing a $120,000 increase from the third quarter net income in 1997. Higher net interest income and higher other income contributed to the increase in net income.

NET INTEREST INCOME: Net interest income after provision for loan losses for the first nine months of 1998 increased 9% to $11,940,000 from $10,941,000 in 1997. The increase in net interest income was primarily due to increased loan volume, which was funded by increased low cost core deposits.

Average loans for the nine month period were $189,652,000, an increase of $34,890,000 or 23% over the previous year. Average interest-earning assets during the first nine months of 1998 were $344,715,000, representing an increase of $31,198,000 or 10% over the previous year. Average interest-bearing liabilities rose to $260,698,000 for the first nine months of 1998 as compared with $247,604,000 during the same period in 1997.

The yield on interest-earning assets, including securities, federal funds sold and loans, was lower during the first nine months of 1998 as compared with the first nine months of 1997. This decrease was primarily due to lower rates on the earned investment and loan portfolios in concert with a lower interest rate environment.

The rate paid on interest-bearing liabilities increased to 3.20% during the first nine months of 1998 from 3.06% over the previous year. Higher rates paid on Certificates of Deposits were offset by lower rates paid on interest-bearing checking and money market accounts. Contributing to the overall increase in the net interest margin was strong growth in noninterest-bearing demand deposits. Average noninterest-bearing demand deposits increased to $71,208,000, representing a 20% increase over the previous year.

During the third quarter of 1998, net interest income was $4,087,000 as compared to $3,759,000 in 1997. The increase in net interest income for the quarter was primarily due to an increase in residential mortgage loan volume, offset in part by higher interest expense.

OTHER INCOME: Other income before gains on securities was $3,141,000 and $2,502,000 for the first nine months of 1998 and 1997, respectively. This increase was primarily due to higher trust fees, up $561,000 from 1997.

During the third quarter, other income before securities gains was $934,000 as compared to $735,000 a year earlier. Trust Department fees accounted for the majority of this increase, up $177,000 for the period.

During the first nine months of 1998, gains on sale of securities amounted to $118,000 as compared to $24,000 a year earlier.

OTHER EXPENSES: Other expenses for the first nine months of 1998 increased from $8,043,000 in 1997 to $8,699,000 in 1998. Salary and employee benefit expenses for the first nine months of 1998 increased $233,000 as compared with the same period in 1997. Merit and promotional raises plus several additions to the professional staff contributed to this increase. Other operating expenses increased $366,000 or 20% in the first nine months as compared with the same period in 1997. Higher Trust Department expenses and professional fees accounted for a majority of this increase.

During the third quarter of 1998, other expenses increased $323,000 from the same period in 1997, representing an increase of 12%. Higher salary and employee benefit expenses, professional fees and Trust Department expenses accounted for the increase.

PROVISION FOR LOAN LOSSES: At September 30, 1998, the allowance for loan losses amounted to $2,097,000 as compared with $1,886,000 a year earlier. Non-performing loans (consisting of all non-accrual loans and loans over 90 days past due and still accruing interest) were $1,182,000 and $1,175,000 at September 30, 1998 and 1997, respectively. A provision of $273,000 and $300,000 for loan losses was recorded for the period ended September 30, 1998 and 1997, respectively. Net charge-offs were $69,000 during the first nine months of 1998 as compared with net charge-offs of $50,000 during the same period in 1997.

A provision for loan losses of $91,000 was recorded in the third quarter of 1998, as compared to $100,000 in the third quarter of 1997. Net charge-offs were $48,000 during the third quarter of 1998 as compared to net charge-offs of $6,000 during the third quarter of 1997.

A summary of the allowance for loan losses for the nine month period ending September 30, follows:

                                                       1998          1997
                                                     -------        -------
                                                         (In thousands)

    Balance, January 1, ......................       $ 1,893        $ 1,636
    Provision charged to expense .............           273            300
    Loans charged off ........................          (108)          (177)
    Recoveries ...............................            39            127
                                                     -------        -------
    Balance, September 30 ....................       $ 2,097        $ 1,886
                                                     =======        =======

CAPITAL RESOURCES: Maintaining a strong capital position is an important goal of the Corporation. At September 30, 1998, total shareholders' equity (including net unrealized gains) was $37,161,000, representing a 13% increase over the same period in 1997. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At September 30, 1998, the Bank's Tier 1 Capital and Total Capital ratios were 19.51% and 20.69%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Bank's leverage ratio at September 30, 1998 was 9.39%.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      No information is reported under this item.


ITEM 2. CHANGES IN SECURITIES

      No changes have been made to the rights of holders of any class of securities during the third quarter of 1998.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      No default has occurred with respect to any of the Corporation's securities during 1998.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


ITEM 5. OTHER INFORMATION

      No information is reported under this item.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
            None

      (b) Reports on Form 8-K
            None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the tenth day of November 1998.


                                        PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                          (Registrant)


                                        By: /s/ FRANK A. KISSEL
                                            ------------------------------------
                                            (Frank A. Kissel, President
                                            and Chief Executive Officer)


                                            /s/ ARTHUR F. BIRMINGHAM
                                            ------------------------------------
                                            (Arthur F. Birmingham, Senior
                                            Vice President and Treasurer)