Form 10-K
period 1998-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 1999-03-31
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1998       Commission File No. 000-23537


                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

            New Jersey                                       22-2491488
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

          158 Route 206
    Peapack-Gladstone, New Jersey                                07934
(Address of principal executive offices)                      (Zip Code)

                  Registrant's telephone number (908) 234-0700

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                           Common Stock, No par value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this
Form 10-K   .
          --

As of February 28, 1999, 2,439,966 shares of Common Stock were outstanding and the aggregate market value of the shares held by unaffiliated stockholders was approximately $118,621,514.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's 1998 Annual Report (the "1998 Annual Report") and Definitive Proxy Statement for the Corporation's 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") are incorporated by reference into Parts II and III.

                                    FORM 10-K
                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      For the Year Ended December 31, 1998

                                Table of Contents


PART I

Item 1     Description of Business................................................................................3

Item 2     Description of Property................................................................................6

Item 3     Legal Proceedings......................................................................................6

Item 4     Submission of Matters to a Vote of Security Holders....................................................6


PART II

Item 5     Market for the Registrant's Common Stock and Related Shareholders Matters..............................7

Item 6     Selected Financial Data................................................................................7

Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations..................7

Item 7A     Quantitative and Qualitative Disclosure About Market Risk.............................................8

Item 8     Financial Statements and Supplementary Data............................................................8

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................8

PART III

Item 10    Directors and Executive Officers of the Registrant.....................................................8

Item 11    Executive Compensation.................................................................................9

Item 12    Security Ownership of Certain Beneficial Owners and Management.........................................9

Item 13    Certain Relationships and Related Transactions.........................................................9

PART IV

Item 14    Financial Statements and Exhibits......................................................................9

This document contains certain forward looking statements with respect to the financial condition, results of operations and business of the Corporation. Such statements are not historical facts and include expressions about the Corporation's confidence, strategies and expectations about earnings, new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by forward-looking terminology such as "expect", "believe", or "anticipate", or expressions of confidence like "strong" or "on-going", or similar statements or variations of such terms. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities:

o Competitive pressure in the banking and financial services industry increases significantly.

o    Changes in the interest rate environment may reduce interest rate margins.

o General economic conditions, either nationally or in the state of New Jersey are less favorable than expected.

o Disruptions of the operations of the Corporation, the Bank, or any other governmental or private entity may occur as a result of the "Year 2000 Problem."

The Corporation assumes no responsibility to update such forward looking statements in the future.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

                                 The Corporation

The Peapack-Gladstone Financial Corporation (the "Corporation"), organized under the laws of New Jersey in August, 1997, by the Board of Directors of Peapack-Gladstone Bank (the "Bank") to become a holding company for the Bank. The Corporation is a registered bank holding company. The Bank, including its subsidiary, Peapack-Gladstone Investment Company, Inc., is now the wholly-owned subsidiary of the Corporation, and holding the stock of the Bank represents the only significant activity of the Corporation at this time. The Bank offers financial services through ten full-service banking offices located in
Gladstone, Far Hills, Pluckemin, Pottersville, Bernardsville, Califon, Long Valley, Mendham, Chester and Peapack and one mini-branch located in Fellowship Village, a retirement community. The Bank maintains seven (7) branches and one
(1) auxiliary office in Somerset  County,  one (1) in Hunterdon County and three
(3) in Morris County. Peapack-Gladstone Investment Company, Inc. was established in 1996 and incorporated under the laws of the State of New Jersey and is an investment company whose portfolio consists primarily of U.S. Treasury securities, U.S. Government Agency securities and investment-grade corporate debt securities.

The Bank is primarily dedicated to providing quality, personalized financial, trust and investment services to individuals and small businesses.

Commercial loan customers of the Bank are business people, including merchants, landscapers, architects, doctors and dentists, attorneys, building contractors and restaurateurs as well as various service firms and other local retailers. Most forms of commercial lending are offered, including working capital lines of credit, term loans for fixed asset acquisitions, commercial mortgages and other forms of asset-based financing.

In addition to commercial lending activities, the Bank offers a wide range of consumer banking services, including: Checking and Savings accounts, Money Market and Interest-bearing Checking accounts, Certificates of Deposit, Individual Retirement Accounts held in Certificates of Deposit or self-directed investment accounts as well as accounts for employers' pension funds. The Bank also offers residential, commercial and construction mortgages, Home Equity lines of credit and other second mortgage loans. For children, the Bank offers a special Pony Club Savings Account. New Jersey Consumer Checking Accounts are offered to low income customers. In addition, the Bank provides foreign and domestic Travelers' Checks, Personal Money Orders, Cashier's Checks and Wire Transfers. Automated Teller Machines are available at nine (9) locations. The machines serve the Bank customers as well as other area consumers who are members of the MAC(TM), HONOR(TM) and PLUS(TM) networks. Via the Automatic Teller Machine access card issued by the Bank, customers may pay for commodities at Point-of-Sale merchant locations.

The Trust and Investment Department is an important function of the Bank. Since its inception in 1972, trust assets have increased to more than $549 million. This Department is committed to sound, conservative management of assets for its clients and strives to maintain high-quality, specialized services for this important market segment.

Deposits of the Bank are insured for up to $100,000 per depositor by the Bank Insurance Fund administered by the FDIC. The Bank is a member of the Federal Reserve System.

As of December 31, 1998, the Corporation employs 117 full-time and 32 part-time employees.

                             Principal Market Areas

The Bank's principal market for its deposit gathering activities include northern Somerset, northwestern Morris and northeastern Hunterdon Counties. The area is composed of large estates, upper-income single family homes, moderate income properties, some low-income housing and a few prosperous farms. There are numerous small retail businesses in each of the towns as well as offices for various professionals, i.e. attorneys, architects, interior decorators, photographers, etc. A portion of the market area is bisected by Interstate Highways 287 and 78 where numerous corporate offices have relocated over the past 25 years. The Bank does not have the resource capacity to satisfy the financial needs of AT&T, Merck & Co., Chubb Insurance Company, or other large corporations based in the area. However, the Bank has targeted the management and staff of these companies as potential customers. The corporate decision to move offices further out of the cities into western New Jersey caused the relatively rural nature of the Bank's primary trade area to change dramatically.

The Bank has expanded its service areas from one office in 1968 to the present ten (10) full-service banking locations and one (1) mini-branch location by steadily opening new branches. All of the communities that the Bank serves are demographically similar and contiguous to the main office, affording various management economies.

Prior to 1996, the Corporation's operations facilities limited its ability to continue to grow and provide superior customer service. In response to this concern, the Corporation entered into an agreement to lease a 26,882 square foot building on Route 206 in Peapack-Gladstone, New Jersey. In April of 1996, the Corporation moved its administrative, loan and operations functions to this new location.

                                   Competition

Competition in the banking and financial services industry in the Bank's market area is largely from branches of interstate banks including: First Union Bank; Fleet Bank NY; PNC Bank, N.A.; and New Jersey regional banks including: United National Bank, Summit Bank, Hudson United Bank and Valley National Bank; and Thrift institutions such as Roselle Savings and Loan Association and Hudson City Savings Bank. The Bank of Somerset Hills, a community bank, opened for business in January, 1999 in Bernardsville, which is located in the Bank's market area. Some of the major corporations in the trade area maintain credit unions that offer competitive financial products.

The Bank attracts new business through direct mail campaigns, newspaper advertising and personal contact with potential customers. Management encourages community involvement, supports local charitable events, and reinvests in the many various communities it serves. Management believes the Bank is well-positioned to meet the deposit and credit requirements of local businesses and customers within the trade area by responding to their various needs with products tailored to their needs.

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

                              Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At December 31, 1998, the Corporation's Tier 1 Capital and Total Capital ratios were 20.25% and 21.50%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 1998 was 9.60%.

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

                                     FDICIA

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. FDICIA substantially revises the depository institution regulatory and funding provisions of the FDIC and makes revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under recently adopted regulations, a bank is defined to be well capitalized if it maintains a leverage ratio of at least 5%, a risk-adjusted Tier 1 capital ratio of at least 6% and a risk-adjusted total capital ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is defined to be adequately capitalized if it is not deemed to be well capitalized and it meets all of its minimum capital requirements. In addition, a depository institution will be considered undercapitalized if it fails to meet any minimum required measure, significantly undercapitalized if it is significantly below such measure and critically undercapitalized if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

FDICIA further provides that a bank cannot accept brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. In addition, a bank that is not well capitalized cannot offer rates of interest on deposits which are more than 75 basis points above prevailing rates.

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

The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act") signed into law on September 30, 1996 included The Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose a special assessment on SAIF-assessable deposits to recapitalize the SAIF. Under the Funds Act, the FDIC will also charge assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corp. ("FICO") bonds until January 1, 2000, at which time the assessment will be equal. Beginning January 1, 1998, a FICO rate of approximately 1.25 basis points is charged on BIF deposits, and approximately
6.28 basis points is charged on SAIF deposits. The 1996 Act instituted a number of other regulatory relief provisions.

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

None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of Peapack-Gladstone Financial Corporation is traded on NASDAQ as a "bulletin board item" under the symbol of PGFC. Trades on NASDAQ are infrequent. The following table sets forth, for the periods indicated, the reported high and low sale prices on known trades and cash dividends declared per share by the Corporation.

                                                            Cash Dividend
                           High               Low              Per Share
                           ----               ---              ---------
          1998
          ----
    First Quarter        $54.00             $46.25              $0.11
    Second Quarter        60.00              54.00               0.11
    Third Quarter         65.00              58.00               0.12
    Fourth Quarter        56.75              54.75               0.12

          1997
          ----
    First Quarter        $28.25             $28.25              $0.10
    Second Quarter        28.75              28.75               0.10
    Third Quarter         37.50              35.00               0.10
    Fourth Quarter        40.50              37.50               0.11

The Corporation's Board approved a 2:1 stock split effective December 29, 1997. In addition, the Board declared 5% stock dividends in November, 1998 and 1996. All references to the average number of shares outstanding and related prices per share amounts have been restated to reflect these actions. As a result, the average number of shares outstanding was 2.441,358 for 1998 and 2,444,118 for 1997.

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

On December 31, 1998, the last reported sale price of the Common Stock was $55.00. Also, on February 28, 1999, there were approximately 699 shareholders of record. Trading activity in the Corporation stock has generally been limited, and frequently there are no reported daily trades. Ryan, Beck & Co., Inc. of West Orange, New Jersey is the principal market maker for the common stock.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth in the 1998 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 1998 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 1998 Annual Report under the heading "Market Risk Sensitive Instruments" is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 1998 Annual Report, together with the report thereon by KPMG LLP and the Notes to the Consolidated Financial Statements are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the 1999 Proxy Statement with respect to the name of each nominee or director, his age, his positions and offices with the Registrant, his service on the Registrant's Board, his business experience and his family relationships with other directors, nominees for director and executive officers is incorporated herein by reference.

The following is a list of the Corporation's executive officers and their positions at December 31, 1998. The age of each executive officer at December 31, 1998 is disclosed in parentheses.

T. Leonard Hill (87)

Chairman of the Board of the Corporation since 1997; Chairman of the Board of the Bank since 1989; Director of the Bank since 1944.

Frank A. Kissel (48)

President and Chief Executive Officer since 1997; President and Chief Executive Officer of the Bank since 1989; Senior Vice President of Somerset Trust Company 1973-1988; Engaged in the banking industry since 1973.

Robert M. Rogers (40)

Senior Vice President and Assistant Secretary since 1997; Senior Vice President and Chief Operating Officer of the Bank since 1996; Senior Vice President and Comptroller of the Bank from 1992; Engaged in the banking industry since 1981.

Arthur F. Birmingham (47)

Senior Vice President and Treasurer since 1997; Senior Vice President and Comptroller of the Bank since 1996; Senior Vice President and Chief Financial Officer of Shrewsbury State Bank 1989-1996; Engaged in the banking industry since 1979.

Craig C. Spengeman (43)

Senior Vice President Since 1997; Senior Vice President and Senior Trust Officer of the Bank since 1993; Trust Officer from 1985; Engaged in the banking industry since 1977.

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation contained in the 1999 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known by the Corporation to be the beneficial owner of more than five percent of any class of the Corporation's Common Stock.

Information with respect to the security ownership of management contained in the 1999 Proxy Statement is incorporated herein by reference.

The Corporation knows of no contractual arrangements which may at a subsequent date result in a change in control of the Corporation.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions contained in the 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)  Financial Statements

     The 1998 Annual Report attached hereto contains all financial statements incorporated herein by reference.

     All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the 1998 Annual Report.

(b)  Exhibits (numbered in accordance with item 601 of Regulations S-K):

(3)  Articles of Incorporation and By-Laws:

     A. Certificate of Incorporation dated August 14, 1997 incorporated by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1997 is incorporated herein by reference.

     B. By-Laws of the Registrant adopted as of August 14, 1997 incorporated by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1997 are incorporated herein by reference.

(10) Material Contracts:

     A. "Change in Control Agreements" dated as of January 1, 1998 by and among the Corporation, the Bank and Frank A. Kissel, Paul W. Bell, Robert M. Rogers, Craig C. Spengeman, Arthur F. Birmingham and Barbara Greco incorporated by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 1997 are incorporated herein by reference.

     B. Peapack-Gladstone Financial Corporation 1998 Stock Option Plan and 1998 Stock Option Plan for Outside Directors incorporated by reference to Registrant's Registration Statement on Form S-8 dated May 19, 1998 are incorporated herein by reference.

     C. "Change in Control Agreement" dated April 3, 1998 by and among the Corporation, the Bank and Garrett P. Bromley.

(13) Annual Report to Shareholders

(21) List of Subsidiaries:

(a)  Subsidiaries of the Corporation:

                                                          Percentage of Voting
                                        Jurisdiction     Securities Owned by the
        Name                          of Incorporation           Parent

        Peapack-Gladstone Bank           New Jersey               100%

(b) Subsidiaries of the Bank:

                                                          Percentage of Voting
                                        Jurisdiction     Securities Owned by the
        Name                          of Incorporation           Parent

        Peapack-Gladstone Investment
        Company, Inc.                    New Jersey               100%
        Peapack-Gladstone Financial
        Services, Inc. (Inactive)        New Jersey               100%


(23) Consents of Experts and Counsel:

     Consent of KPMG LLP.

(27) Financial Data Schedule

(99) Proxy Statement for the Corporation's 1999 Annual Meeting of Shareholders, to be filed within 120 days of the end of the fiscal year to which this Annual Report applies.

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

                                      PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                                     (Registrant)


                                      By /s/ T. LEONARD HILL
                                         --------------------------------------
                                         T. Leonard Hill, Chairman of the Board

                                   Dated     March 11, 1999
                                         --------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                                 Date
            ---------                                                 ----

/s/ T. LEONARD HILL                                               March 11, 1999
----------------------------------------------------------------
T. Leonard Hill, Chairman of the Board


/s/ FRANK A. KISSEL                                               March 11, 1999
----------------------------------------------------------------
Frank A. Kissel, President and CEO (Principal Executive Officer)


/s/ ARTHUR F. BIRMINGHAM                                          March 11, 1999
----------------------------------------------------------------
Arthur F. Birmingham, Senior Vice President and Treasurer
(Chief Financial Officer and Comptroller)


/s/ PAMELA HILL                                                   March 11, 1999
----------------------------------------------------------------
Pamela Hill, Director


/s/ JOHN D. KISSEL                                                March 11, 1999
----------------------------------------------------------------
John D. Kissel, Director


/s/ JAMES R. LAMB                                                 March 11, 1999
----------------------------------------------------------------
James R. Lamb, Director


/s/ GEORGE R. LAYTON                                              March 11, 1999
----------------------------------------------------------------
George R. Layton, Director


/s/ EDWARD A. MERTON                                              March 11, 1999
----------------------------------------------------------------
Edward A. Merton, Director

/s/ F. DUFFIELD MEYERCORD                                         March 11, 1999
----------------------------------------------------------------
F. Duffield Meyercord, Director


/s/ JOHN R. MULCAHY                                               March 11, 1999
----------------------------------------------------------------
John R. Mulcahy, Director


/s/ PHILIP W. SMITH                                               March 11, 1999
----------------------------------------------------------------
Philip W. Smith III Director


/s/ JACK D. STINE                                                 March 11, 1999
----------------------------------------------------------------
Jack D. Stine, Director


/s/ WILLIAM TURNBULL                                              March 11, 1999
----------------------------------------------------------------
William Turnbull, Director