Form 10-Q
period 1999-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 1999-05-13
CIK 1050743

================================================================================

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                   ----------

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                  NEW JERSEY                                     22-3537895
       -------------------------------                       -------------------
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)



158 ROUTE 206 NORTH, GLADSTONE, NEW JERSEY                           07934
------------------------------------------                   -------------------
(Address of principal executive offices)                          (Zip Code)


                   REGISTRANT'S TELEPHONE NUMBER (908) 234-0700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [_].



       Number of shares of Common stock outstanding as of March 31, 1999:

                                    2,439,966

================================================================================

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                          PART I. FINANCIAL INFORMATION

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1998 Annual Report on Form 10-K for Peapack-Gladstone Financial Corporation (the "Corporation").

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

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                   March 31,  December 31,
                                                     1999         1998
                                                  ---------    ----------
ASSETS
Cash and due from banks .......................   $  11,675    $  13,079
Federal funds sold ............................      36,054       29,600
                                                  ---------    ---------
   Total cash and cash equivalents ............      47,729       42,679

Investment Securities: (approximate market value
   $39,652 in 1999 and $44,327 in 1998) .......      39,143       43,581

Securities Available for Sale: (amortized cost
   $102,082 in 1999 and $90,781 in 1998) ......     102,371       92,255

Loans:
Loans secured by real estate ..................     198,744      190,530
Other loans ...................................      25,146       23,326
                                                  ---------    ---------
   Total loans ................................     223,890      213,856
     Less:  Allowance for loan losses .........       2,306        2,224
                                                  ---------    ---------
   Net loans ..................................     221,584      211,632

Premises and equipment ........................       9,183        9,170
Other real estate owned .......................          41            0
Accrued interest receivable ...................       3,026        2,963
Other assets ..................................         508          516
                                                  ---------    ---------
      TOTAL ASSETS ............................   $ 423,585    $ 402,796
                                                  =========    =========


LIABILITIES
Deposits:
  Noninterest-bearing demand deposits .........   $  94,110    $  85,881
  Interest-bearing deposits:
     Checking .................................      81,330       79,778
     Savings ..................................      72,991       70,962
     Money market accounts ....................      28,608       26,363
     Certificates of deposit over $100,000 ....      27,984       27,608
     Certificates of deposit less than $100,000      76,844       72,241
                                                  ---------    ---------
Total deposits ................................     381,867      362,833
Accrued expenses and other liabilities ........       3,170        2,008
                                                  ---------    ---------
     TOTAL LIABILITIES ........................     385,037      364,841
                                                  ---------    ---------

STOCKHOLDERS' EQUITY

Common stock (no par value; stated value $1 2/3
per share; authorized 10,000,000
shares; issued

2,451,244 shares.) ............................       4,085        4,085
Surplus .......................................      12,424       12,483
Treasury Stock at cost, 11,278 shares in 1999
 and 13,562 shares in 1998 ....................        (654)        (791)
Retained Earnings .............................      22,521       21,252
Accumulated other comprehensive income,
   net of income tax ..........................         172          926
                                                  ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY ..............      38,548       37,955
                                                  ---------    ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $ 423,585    $ 402,796
                                                  =========    =========

See accompanying notes to consolidated financial statements.



              PEAPACK-GLADSTONE FINANCIAL CORPORATION CONSOLIDATED
                              STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                          1999          1998
                                                       ----------   -----------

INTEREST INCOME

Interest and fees on loans .........................   $    4,123   $    3,558
Interest on investment securities:
     Taxable .......................................          442          695
     Tax-exempt ....................................          134          112
Interest on securities available for sale: Taxable .        1,423        1,430
Dividends ..........................................            6            0
Interest on federal funds sold .....................          319          202
                                                       ----------   ----------

     Total interest income .........................        6,447        5,997

INTEREST EXPENSE

Interest on savings account deposits ...............          741          812
Interest on certificates of deposit over $100,000 ..          378          267
Interest on other time deposits ....................          932          919
                                                       ----------   ----------

     Total interest expense ........................        2,051        1,998
                                                       ----------   ----------

     NET INTEREST INCOME BEFORE

     PROVISION FOR LOAN LOSSES .....................        4,396        3,999

Provision for loan losses ..........................           99           91
                                                       ----------   ----------

     NET INTEREST INCOME AFTER

     PROVISION FOR LOAN LOSSES .....................        4,297        3,908
                                                       ----------   ----------

OTHER INCOME

Service charges and fees for other services ........        1,231        1,251
Securities gains ...................................            0           67
Other income .......................................           27           28
                                                       ----------   ----------

     Total other income ............................        1,258        1,346

OTHER EXPENSES

Salaries and employee benefits .....................        1,671        1,632
Premises and equipment .............................          589          534
Other expense ......................................          688          695
                                                       ----------   ----------

     Total other expenses ..........................        2,948        2,861
                                                       ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE ...................        2,607        2,393
Income tax expense .................................          954          903
                                                       ----------   ----------

     NET INCOME ....................................   $    1,653   $    1,490
                                                       ==========   ==========

EARNINGS PER SHARE (Reflects a 5% stock
Dividend in November, 1998)

Basic ..............................................   $     0.68   $     0.61
Diluted ............................................   $     0.66   $     0.59

Average basic shares outstanding ...................    2,439,551    2,444,973
Average diluted shares outstanding .................    2,519,056    2,519,206
See accompanying notes to consolidated financial statements



                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           1999          1998
                                                      ------------    ---------

Balance, Beginning of Period ..........................   $ 37,955    $ 33,639

Comprehensive income:

     Net Income .......................................      1,653       1,490

     Change in net unrealized gains on securities
         available for sale ...........................       (754)       (112)
                                                          --------    --------
     Total Comprehensive income .......................        899       1,378

Common Stock Options Exercised and Related Tax Benefits        (13)        193

Purchase of Treasury Stock ............................          0         (66)

Cash Dividends Declared ...............................       (293)       (255)
                                                          --------    --------

Balance, March 31, ....................................   $ 38,548    $ 34,889
                                                          ========    ========




See accompanying notes to consolidated financial statements.


                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            1999         1998
                                                          --------    ---------
OPERATING ACTIVITIES:

Net Income: ...........................................   $  1,653    $  1,490
Adjustments to reconcile net income to net cash
   provided by operating activities:

Depreciation ..........................................        231         189
Amortization of premium and accretion of
   discount on securities, net ........................         58          12
Provision for loan losses .............................         99          91
Provision for deferred taxes ..........................        (25)         (6)
Gains on securities ...................................          0         (67)
Increase in interest receivable .......................        (63)        (65)
Increase in other assets ..............................        508         209
Increase in other liabilities .........................      1,162         810
                                                          --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES ..........      3,623       2,663
                                                          --------    --------

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities .....      4,175       4,750
Proceeds from maturities of securities available
   for sale ...........................................      1,000       6,000
Proceeds from calls of investment securities ..........      4,600           0
Proceeds from sales and calls of securities available
   for sale ...........................................      5,000      13,754
Purchase of investment securities .....................     (4,353)     (5,249)
Purchase of securities available for sale .............    (16,876)    (17,324)
Net (increase) decrease in short term investments .....       (470)        924
Net increase in loans .................................    (10,092)     (8,585)
Net (increase) decrease in other real estate ..........        (41)        104
Purchase of premises and equipment ....................       (244)       (295)
                                                          --------    --------
   NET CASH USED IN INVESTING ACTIVITIES ..............    (17,301)     (5,921)
                                                          --------    --------

FINANCING ACTIVITIES:

Net increase (decrease) in deposits ...................     19,034      (4,683)
Dividends paid ........................................       (293)       (255)
Exercise of stock options .............................        (13)        193
Purchase of Treasury stock ............................          0         (66)
                                                          --------    --------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      18,728      (4,811)
                                                          --------    --------

   Net increase (decrease) in cash and cash equivalents      5,050      (8,069)
                                                          --------    --------
Cash and cash equivalents at beginning of period ......     42,679      33,240
                                                          ========    ========
Cash and cash equivalents at end of period ............   $ 47,729    $ 25,171
                                                          ========    ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:

   Interest on deposits ...............................   $  2,058    $  2,146
   Income taxes .......................................         50         864
Noncash investing activities:

   Transfer of loans to Other Real Estate .............         41           0


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

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: Net income for the three month period ended March 31, 1999 was $1,653,000, as compared to $1,490,000 in 1998. On a diluted per share basis, the Corporation earned $0.66 and $0.59 during the first three months of 1999 and 1998, respectively. Higher net interest income offset partially by modestly higher other expenses were the main factors contributing to the increase in net income.

NET INTEREST INCOME: Net interest income after provision for loan losses for the first quarter of 1999 increased 10% to $4,297,000 from $3,908,000 in 1998. The increase in net interest income was primarily due to increased loan volume, which was funded by increased low cost core deposits.

Average interest-earning assets during the first quarter of 1999 were $381,095,000, representing an increase of $45,691,000 or 14% over the previous year. Average interest-bearing liabilities rose to $279,763,000 for the first three months of 1999 as compared with $256,513,000 during the same period in 1998.

The yield on average interest-earning assets, including loans, securities and federal funds sold declined during the first three months of 1999 to 6.87% from 7.16% during the first quarter of 1998. This decline is attributable to the overall decline in interest rates as the Federal Reserve Bank lowered the federal funds rate 25 basis points on three separate occasions during the later part of 1998.

The rate paid on average interest-bearing deposits declined to 2.97% during the first three months of 1999 from 3.16% the previous year. Interest rates declined in each of the deposit product lines following the trend of lower interest rates during the period. A significant contribution to the increase in net interest income was made by the strong growth in average non-interest bearing demand deposits, which increased $15,357,000 or 23% during the period.

OTHER INCOME: Other income before gains on securities was $1,258,000 and $1,279,000 for the first three months of 1999 and 1998, respectively. The steady level of other income is attributable to free checking account promotions during the period.

The Corporation had no gains or losses on the sale of securities during the first quarter of 1999. During the first three months of 1998, gains on sale of securities amounted to $67,000.

OTHER EXPENSES: Other expenses for the first three months increased from $2,861,000 in 1998 to $2,948,000 in 1999, an increase of 3%. Salary expense for the first quarter of 1999 increased $96,000 as compared with the same period in 1998. Merit and promotional raises and additions to the professional staff contributed to this increase. Partially offsetting the increase in salary expense was lower benefit expense, which declined $57,000 from the prior year period. The decline was primarily due to reduced pension contribution costs.

Premises and equipment expense increased $55,000 or 10% during the first quarter of 1999. This increase was primarily due to higher depreciation expenses on computer equipment purchased during 1998 as the Corporation upgraded various computer hardware and software.

PROVISION FOR LOAN LOSSES: At March 31, 1999, the allowance for loan losses amounted to $2,306,000 as compared with $1,975,000 a year earlier. Non-performing loans (consisting of all non-accrual loans and loans over 90 days past due and still accruing interest) were $868,000 and $956,000 at March 31, 1999 and 1998, respectively. A provision of $99,000 and $91,000 for loan losses was recorded for the period ended March 31, 1999 and 1998, respectively. Net charge-offs were $17,000 during the first three months of 1999 as compared with net charge-offs of $9,000 during the same period in 1998.

A summary of the allowance for loan losses for the three month period ending March 31, follows:

(In thousands)                               1999                   1998
                                            ------                 ------
Balance, January 1,                         $2,224                 $1,893
Provision charged to expense                    99                     91
Loans charged off                              (29)                   (15)
Recoveries                                      12                      6
                                            ------                 ------

Balance, March 31,                          $2,306                 $1,975
                                            ======                 ======

CAPITAL RESOURCES: Maintaining a strong capital position is an important goal of the Corporation. At March 31, 1999, total shareholders' equity (including net unrealized gains) was $38,548,000, representing a 10% increase over the same period in 1998. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At March 31, 1999, the Bank's Tier 1 Capital and Total Capital ratios were 18.43% and 19.63%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Bank's leverage ratio at March 31, 1999 was 8.83%.

NEW ACCOUNTING PRONOUNCEMENT: In June 1998, the FASB issued SAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet, either as an asset, or as a liability, measured at its fair value. The Statement requires that changes in the derivative's fair value shall be recognized in current earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

YEAR 2000 COMPLIANCE: During fiscal 1998, the Corporation adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Corporation for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases:
Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Corporation to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target. The Corporation is currently in Phase 4, Validation, for our core processing software. This phase involves testing of changes to hardware and software, accompanied by monitoring and testing with vendors. Concurrently, the Corporation is also addressing some issues related to subsequent phases. Prioritization of the most critical applications has been addressed, along with contract and service agreements. The primary operating software for the Corporation is obtained and maintained by an external provider of software (the "External Provider"). The Corporation has maintained ongoing contact with this vendor so that modification of the software for Year 2000 readiness is a top priority and is expected to be accomplished, though there is no assurance, by December 31, 1998. The Corporation has contacted all other material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Corporation that they expect to be Year 2000 compliant prior to the Year 2000. The Corporation is in the process of contacting all material customers and non-information technology suppliers (i.e., utility systems, telephone systems and security systems), regarding their Year 2000 state of readiness. The Validation Phase is targeted for completion by June 30, 1999. The Implementation Phase is to certify that systems are Year 2000 ready, along with assurances that any new systems are compliant on a going-forward basis. The Implementation Phase is targeted for completion by September 30, 1999.

Costs will be incurred due to the replacement of non-compliant hardware and software. The Corporation does not anticipate that the related overall costs will be material in any single year. In total, the Corporation estimates that its cost for compliance will amount to approximately $200,000 over the two-year period from 1998-1999, of which approximately $125,000 was incurred as of March 31, 1999. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Corporation could incur significant costs. If the External Provider is unable to resolve the potential problem in time, the Corporation would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Corporation.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Corporation's External Provider, testing plans, and all vendors, suppliers and customer readiness.

MARKET RISK: The Corporation continues to monitor its exposure to various market risk sensitive instruments. These instruments and procedures employed to monitor market risks are listed in the Corporation's 1998 Annual Report.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No information is reported under this item.

ITEM 2. CHANGES IN SECURITIES

No changes have been made to the rights of holders of any class of securities during the first quarter of 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No default has occurred with respect to any of the Corporation's securities during 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

No information is reported under this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K
     None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the tenth day of May, 1999.

                                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                                (Registrant)

                                    BY   _____________________________________
                                         (FRANK A. KISSEL, PRESIDENT
                                         AND CHIEF EXECUTIVE OFFICER)



                                         _____________________________________
                                         (ARTHUR F. BIRMINGHAM, SENIOR
                                         VICE PRESIDENT AND TREASURER)