Form 10-Q
period 1999-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 1999-08-13
CIK 1050743

================================================================================

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

                                    2,440,381

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

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                     June 30,       December 31,
                                                       1999             1998
                                                    ---------       ------------
ASSETS
Cash and due from banks                             $  12,162         $  13,079
Federal funds sold                                     27,799            29,600
                                                    ---------         ---------
   Total cash and cash equivalents                     39,961            42,679

Investment Securities: (approximate market value
  $41,442 in 1999 and $44,327 in 1998)                 41,518            43,581

Securities Available for Sale: (amortized cost
  $100,491 in 1999 and $90,781 in 1998)                98,922            92,255

Loans:
Loans secured by real estate                          197,926           190,530
Other loans                                            21,842            23,326
                                                    ---------         ---------
   Total loans                                        219,768           213,856
     Less:  Allowance for loan losses                   2,407             2,224
                                                    ---------         ---------
   Net loans                                          217,361           211,632

Premises and equipment                                  9,150             9,170
Accrued interest receivable                             3,127             2,963
Other assets                                            1,344               516
                                                    ---------         ---------
      TOTAL ASSETS                                  $ 411,383         $ 402,796
                                                    =========         =========

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits               $  90,223         $  85,881
  Interest-bearing deposits:
     Checking                                          79,910            79,778
     Savings                                           71,347            70,962
     Money market accounts                             29,074            26,363
     Certificates of deposit over $100,000             26,082            27,608
     Certificates of deposit less than $100,000        73,754            72,241
                                                    ---------         ---------
Total deposits                                        370,390           362,833
Accrued expenses and other liabilities                  2,303             2,008
                                                    ---------         ---------
     TOTAL LIABILITIES                                372,693           364,841

STOCKHOLDERS' EQUITY
Common stock (no par value; stated value $1 2/3
  per share; authorized 10,000,000
  shares; issued 2,451,444 shares.)                     4,086             4,085
Surplus                                                12,427            12,483
Treasury Stock at cost, 11,063 shares in 1999
  and 13,562 shares in 1998                              (641)             (791)
Retained Earnings                                      23,827            21,252
Accumulated other comprehensive income-
  net unrealized (losses) gains on securities
  available for sale (net of income taxes)             (1,009)              926
                                                    ---------         ---------
      TOTAL STOCKHOLDERS' EQUITY                       38,690            37,955
                                                    ---------         ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $ 411,383         $ 402,796
                                                    =========         =========

See accompanying notes to consolidated financial statements.


                                           PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME
                                          (Dollars in thousands, except share data)
                                                         (Unaudited)

                                                                    Six months ended               Three months ended
                                                                        June 30,                         June 30,
                                                                -----------------------        ----------------------------
                                                                    1999        1998              1999              1998
                                                                ----------   ----------        ----------        ----------
INTEREST INCOME

Interest and fees on loans                                      $    8,318   $    7,344        $    4,195        $    3,786
Interest on investment securities:
     Taxable                                                           882        1,366               440               671
     Tax-exempt                                                        280          216               146               104
Interest on securities available for sale:
Taxable                                                              2,929        2,769             1,500             1,339
Interest on federal funds sold                                         563          382               244               180
                                                                ----------   ----------        ----------        ----------
Total interest income                                               12,972       12,077             6,525             6,080

INTEREST EXPENSE

Interest on savings account deposits                                 1,508        1,613               767               801
Interest on certificates of deposit over $100,000                      725          577               347               310
Interest on other time deposits                                      1,819        1,852               887               933
                                                                ----------   ----------        ----------        ----------
Total interest expense                                               4,052        4,042             2,001             2,044
                                                                ----------   ----------        ----------        ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                       8,920        8,035             4,524             4,036

Provision for loan losses                                              198          182                99                91
                                                                ----------   ----------        ----------        ----------

    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                                        8,722        7,853             4,425             3,945
                                                                ----------   ----------        ----------        ----------

OTHER INCOME

Service charges and fees for other services                          2,317        2,153             1,086               902
Securities gains                                                         0          113                 0                46
Other income                                                            54           54                27                26
                                                                ----------   ----------        ----------        ----------
     Total other income                                              2,371        2,320             1,113               974

OTHER EXPENSES

Salaries and employee benefits                                       3,343        3,204             1,672             1,572
Premises and equipment                                               1,228        1,113               639               579
Other expense                                                        1,478        1,470               790               775
                                                                ----------   ----------        ----------        ----------
Total other expenses                                                 6,049        5,787             3,101             2,926
                                                                ----------   ----------        ----------        ----------

INCOME BEFORE INCOME TAX EXPENSE                                     5,044        4,386             2,437             1,993
Income tax expense                                                   1,782        1,600               828               697
                                                                ----------   ----------        ----------        ----------
     NET INCOME                                                 $    3,262   $    2,786        $    1,609        $    1,296
                                                                ==========   ==========        ==========        ==========

EARNINGS PER SHARE (Reflects a 5% stock
dividend in 1998.)

Basic                                                                 1.34         1.14              0.66              0.53
Diluted                                                               1.30         1.11              0.65              0.51

Average basic shares outstanding                                 2,439,910    2,444,803         2,439,910         2,444,634
Average diluted shares outstanding                               2,518,109    2,522,711         2,518,109         2,499,496

See accompanying notes to consolidated financial statements

                    PEAPACK-GLADSTONE FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                  (Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                      -------------------------
                                                         1999            1998
                                                      --------         --------

Balance, Beginning of Period                          $ 37,955         $ 33,639

Comprehensive income:

     Net Income                                          3,262            2,786

     Change in net unrealized gains on securities
         available for sale                             (1,935)               0
                                                      --------         --------
     Total Comprehensive income                          1,327            2,786

Common Stock Options Exercised                              (6)             (18)

Treasury Stock Transactions, net                             0              151

Cash Dividends Declared                                   (586)            (511)
                                                      --------         --------
Balance, June 30,                                     $ 38,690         $ 36,047
                                                      ========         ========

See accompanying notes to consolidated financial statements.

                    PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                         ----------------------
                                                            1999         1998
                                                         --------      --------
OPERATING ACTIVITIES:
Net Income:                                              $  3,262      $  2,786
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation                                                  446           384
Amortization of premium and accretion of
   discount on securities, net                                122            29
Provision for loan losses                                     198           182
Provision for deferred taxes                                  (25)          (21)
Gains on securities                                             0          (113)
Increase in interest receivable                              (164)         (106)
Increase in other assets                                      307           433
Increase in other liabilities                                 295           496
                                                         --------      --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                4,441         4,070
                                                         --------      --------

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities           6,536         5,750
Proceeds from maturities of securities available
   for sale                                                 4,000        10,000
Proceeds from calls of investment securities                4,600         5,000
Proceeds from sales and calls of securities available
   for sale                                                 7,000        21,822
Purchase of investment securities                          (9,107)       (9,619)
Purchase of securities available for sale                 (20,789)      (19,934)
Net (increase) decrease in short term investments             (10)       (4,281)
Net increase in loans                                      (5,927)      (23,521)
Net decrease in other real estate                                           135
Purchase of premises and equipment                           (426)         (570)
                                                         --------      --------
   NET CASH USED IN INVESTING ACTIVITIES                  (14,123)      (15,218)
                                                         --------      --------

FINANCING ACTIVITIES:

Net increase in deposits                                    7,557        11,269
Dividends paid                                               (586)         (511)
Exercise of stock options                                      (7)          199
Purchase of treasury stock                                      0           (66)
                                                         --------      --------
   NET CASH USED IN FINANCING ACTIVITIES                    6,964        10,891
                                                         --------      --------

   Net (decrease)  in cash and cash equivalents            (2,718)         (257)
                                                         --------      --------
Cash and cash equivalents at beginning of period           42,679        33,240
                                                         --------      --------
Cash and cash equivalents at end of period               $ 39,961      $ 32,983
                                                         ========      ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest on deposits                                  $  3,983      $  4,066
   Income taxes                                             2,022         1,600

Noncash investing activities:
   Transfer of loans to Other Real Estate                      41             0

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

4.  COMPREHENSIVE INCOME

The Corporation's total comprehensive income for the six months ended June 30, 1999 and 1998 was $1,327,000 and $2,786,000 and for the three months ended June 30, 1999 and 1998 was $428,000 and $1,408,000. The difference between the Corporation's net income and total comprehensive income for the three months ended and six months ended June 30, 1999 and 1998 relates to the change in the net unrealized gains (losses) on securities available for sale during the applicable period of time.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: Net income for the six month period ended June 30, 1999 was $3,262,000, as compared to net income of $2,786,000 in 1998. On a diluted per share basis, the Corporation earned $1.30 and $1.11 during the first six months of 1999 and 1998, respectively. Higher net interest income and higher other income, offset in part by increased other expenses and higher income taxes were the primary factors contributing to the increase in net income.

Net income for the quarter ended June 30, 1999 was $1,609,000, representing a $313,000 increase from the second quarter net income in 1998. Higher net interest income and higher other income contributed to the increase in net income.

NET INTEREST INCOME: Net interest income after provision for loan losses for the first six months of 1999 increased 11% to $8,722,000 from $7,853,000 in 1998. The increase in net interest income was primarily due to increased loan volume, which was funded by increased low cost core deposits.

Average loans for the six month period were $218,857,000, an increase of $35,326,000 or 19% over the previous year. Average interest-earning assets during the first six months of 1999 were $383,005,000, representing an increase of $44,261,000 or 13% over the previous year. Average interest-bearing liabilities rose to $278,959,000 for the first six months of 1999 as compared with $256,730,000 during the same period in 1998.

The yield on interest-earning assets, including loans, securities and federal funds sold declined during the first six months of 1999 to 6.86% from 7.12% during the first half of 1998. This decline is attributable to the overall decline in interest rates as the Federal Reserve Bank lowered the federal funds rate 25 basis points on three separate occasions during the later part of 1998.

The rate paid on average interest-bearing deposits declined to 2.93% during the first six months of 1999 from 3.17% the previous year. Interest rates declined in each of the deposit product lines following the trend of lower interest rates during the period. A significant contribution to the increase in net interest income was made by the strong growth in average non-interest bearing demand deposits, which increased $16,180,000 or 24% during the period.

During the second quarter of 1999, net interest income was $4,425,000 as compared to $3,945,000 in 1998. The increase in net interest income for the quarter was primarily due to increased average loan balances, up $31,678,000 or 17% from the second quarter of 1998. This increase was offset in part by lower rates earned on loans of 7.52% down from 7.82% earned in the second quarter of last year. The lower interest expense for the second quarter is attributable to lower interest rates paid on interest-bearing deposits offset in part by higher average balances.

OTHER INCOME: Other income before gains on securities was $2,371,000 and $2,207,000 for the first six months of 1999 and 1998, respectively. This increase was primarily due to higher trust fees, up $215,000 from 1998. Offsetting higher trust fees during the period were lower service charges and fees which is attributable to free checking account promotions during the period.

During the second quarter of 1999, other income before securities gains was $1,113,000 as compared to $928,000 a year earlier. Trust fees accounted for this increase, up $216,000 for the period.

The Corporation had no gains or losses on the sale of securities during the first six months of 1999. During the first six months of 1998, gains on sale of securities amounted to $113,000.

OTHER EXPENSES: Other expenses for the first six months of 1999 increased from $5,787,000 in 1998 to $6,049,000 in 1999 an increase of 4.5%. Salary expense for the first six months of 1999 increased $256,000 as compared with the same period in 1998. Merit and promotional raises plus several additions to the professional staff contributed to this increase. Partially offsetting the increase in salary expense was lower benefit expense, which declined $118,000 from the prior year period. The decline was primarily due to reduced pension contribution costs.

Premises and equipment expense increased $115,000 or 10% during the first six months of 1999. This increase was primarily due to higher depreciation expenses on computer equipment purchased during 1998 as the Corporation upgraded various computer hardware and software.

During the second quarter of 1999, other expenses increased $175,000 from the same period in 1998, representing an increase of 6%. Higher salary and employee benefit expenses, depreciation and Trust Department expenses accounted for the increase.

PROVISION FOR LOAN LOSSES: At June 30, 1999, the allowance for loan losses amounted to $2,407,000 as compared with $2,054,000 a year earlier. Non-performing loans (consisting of all non-accrual loans and loans over 90 days past due and still accruing interest) were $547,000 and $1,080,000 at June 30, 1999 and 1998, respectively. A provision of $198,000 and $182,000 for loan losses was recorded for the six months ended June 30, 1999 and 1998, respectively. Net charge-offs were $15,000 during the first six months of 1999 as compared with net charge-offs of $21,000 during the same period in 1998.

A provision for loan losses of $99,000 was recorded in the second quarter of 1999, as compared to $91,000 in the second quarter of 1998. Net recoveries were $2,000 during the second quarter of 1999 as compared to net charge-offs of $12,000 during the second quarter of 1998.

A summary of the allowance for loan losses for the six month period ended June 30, follows:

(In thousands)                                1999                   1998
                                            ------                 ------
Balance, January 1,                         $2,224                 $1,893
Provision charged to expense                   198                    182
Loans charged off                              (53)                   (44)
Recoveries                                      38                     23
                                            ------                 ------
Balance, June  30,                          $2,407                 $2,054
                                            ======                 ======

CAPITAL RESOURCES: Maintaining a strong capital position is an important goal of the Corporation. At June 30, 1999, total shareholders' equity (including net unrealized (losses) gains) was $38,690,000, representing a 7% increase over the same period in 1998. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At June 30, 1999, the Bank's Tier 1 Capital and Total Capital ratios were 22.08% and 23.51%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Bank's leverage ratio at June 30, 1999 was 9.21%.

NEW ACCOUNTING PRONOUNCEMENT: In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet, either as an asset, or as a liability, measured at its fair value. The Statement requires that changes in the derivative's fair value shall be recognized in current earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which changed the effective date of SFAS 133 from fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal quarters of fiscal years beginning after June 15, 2000. A company may implement the Statement as of the beginning of any fiscal quarter but it cannot be applied retroactively. The Corporation does not currently have derivative or hedged instruments and management does not anticipate the Statement to have a material impact on its financial position or results of operations.

YEAR 2000 COMPLIANCE: During fiscal 1998, the Corporation adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Corporation for the new millennium. As recommended by the Federal Financial Institutions

Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Corporation to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the five (5) phases of the plan have been completed as of June 30, 1999, including testing and complete certification of the primary operating software, maintained by an external provider of software, for the Corporation. The Corporation is currently in the process of preparing and testing contingency plans in the event of a failure of hardware or software, including non-information technology suppliers (i.e., utility systems, telephone systems and security systems), regarding their Year 2000 state of readiness. The Corporation has also contacted all material loan customers concerning their state of readiness.

Costs will be incurred due to the replacement of non-compliant hardware and software. The Corporation does not anticipate that the related overall costs will be material in any single year. In total, the Corporation estimates that its cost for compliance will amount to approximately $200,000 over the two-year period from 1998-1999, of which approximately $125,000 was incurred as of June 30, 1999. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Corporation could incur significant costs. If the External Provider is unable to resolve the potential problem in time, the Corporation would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the financial statements of the Corporation.

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

ITEM 2. CHANGES IN SECURITIES

No changes have been made to the rights of holders of any class of securities during the second quarter of 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No default has occurred with respect to any of the Corporation's securities during 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on April 28, 1999, in Peapack-Gladstone, New Jersey, the following matters were discussed and voted upon:

(1) The following persons were elected as directors of Peapack-Gladstone Financial Corporation for a term of one year:

     Pamela Hill, T. Leonard Hill, Frank A. Kissel, John D. Kissel, Edward A. Merton, F. Duffield Meyercord, John R. Mulcahy, Jack D. Stine, James R. Lamb, George R. Layton and Philip W. Smith III.

ITEM 5. OTHER INFORMATION

No information is reported under this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
       None

(b)  Reports on Form 8-K
       None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August 1999.



                                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                                (Registrant)

                                    BY   /s/ FRANK A. KISSEL
                                         --------------------------------
                                         (FRANK A. KISSEL, PRESIDENT
                                         AND CHIEF EXECUTIVE OFFICER)



                                         /s/ ARTHUR F. BIRMINGHAM
                                         --------------------------------
                                         (ARTHUR F. BIRMINGHAM, SENIOR
                                         VICE PRESIDENT AND TREASURER)