Form 10-Q
period 1999-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 1999-11-12
CIK 1050743

================================================================================

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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



     Number of shares of Common stock outstanding as of September 30, 1999:

                                    2,564,102

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

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                   September 30,    December 31,
                                                      1999            1998
                                                  --------------   -------------
ASSETS
Cash and due from banks                             $  12,689       $  13,079
Federal funds sold                                     33,363          29,600
                                                    ---------       ---------
   Total cash and cash equivalents                     46,052          42,679

Investment Securities: (approximate market value
   $45,069 in 1999 and $44,327 in 1998)                45,265          43,581

Securities Available for Sale: (amortized cost
   $85,826 in 1999 and $90,781 in 1998)                83,913          92,255

Loans:
Loans secured by real estate                          204,845         190,530
Other loans                                            23,827          23,326
                                                    ---------       ---------
   Total loans                                        228,672         213,856
     Less:  Allowance for loan losses                   2,516           2,224
                                                    ---------       ---------
   Net loans                                          226,156         211,632

Premises and equipment                                  9,134           9,170
Accrued interest receivable                             3,011           2,963
Other assets                                            1,517             516
                                                    =========       =========
      TOTAL ASSETS                                  $ 415,048       $ 402,796
                                                    =========       =========


LIABILITIES
Deposits:
  Noninterest-bearing demand deposits               $  93,428       $  85,881
  Interest-bearing deposits:
     Checking                                          70,326          79,778
     Savings                                           72,365          70,962
     Money market accounts                             29,964          26,363
     Certificates of deposit over $100,000             27,881          27,608
     Certificates of deposit less than $100,000        78,982          72,241
                                                    ---------       ---------
Total deposits                                        372,946         362,833
Accrued expenses and other liabilities                  2,256           2,008
                                                    ---------       ---------
     TOTAL LIABILITIES                                375,202         364,841

STOCKHOLDERS' EQUITY
Common stock (no par value; stated value $1 2/3
per share; authorized 10,000,000 shares; issued
2,575,718 shares.)                                      4,088           4,085
Surplus                                                12,454          12,483
Treasury Stock at cost, 11,616 shares in 1999
 and 14,240 shares in 1998                               (641)           (791)
Retained Earnings                                      25,213          21,252
Accumulated other comprehensive income-
  net unrealized (losses) gains on securities
  available for sale (net of income taxes)             (1,268)            926
                                                    ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY                       39,846          37,955
                                                    ---------       ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      $ 415,048       $ 402,796
                                                    =========       =========


See accompanying notes to consolidated financial statements.

                                  PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Dollars in thousands, except share data)
                                                (Unaudited)

                                                      Nine months ended            Three months ended
                                                        September 30,                 September 30,
                                                  -------------------------     -------------------------
                                                     1999           1998           1999           1998
                                                  ----------     ----------     ----------     ----------
INTEREST INCOME

Interest and fees on loans                        $   12,649     $   11,339     $    4,331     $    3,995
Interest on investment securities:
     Taxable                                           1,370          2,016            488            650
     Tax-exempt                                          419            329            139            113
Interest on securities available for sale:
     Taxable                                           4,371          4,115          1,442          1,346
     Dividends                                             0              3              0              3
Interest on federal funds sold                           903            648            340            266
                                                  ----------     ----------     ----------     ----------
Total interest income                                 19,712         18,450          6,740          6,373

INTEREST EXPENSE

Interest on savings account deposits                   2,277          2,434            769            821
Interest on certificates of deposit over $100,000      1,069            996            344            419
Interest on other time deposits                        2,743          2,807            924            955
                                                  ----------     ----------     ----------     ----------
Total interest expense                                 6,089          6,237          2,037          2,195
                                                  ----------     ----------     ----------     ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                        13,623         12,213          4,703          4,178

Provision for loan losses                                294            273             96             91
                                                  ----------     ----------     ----------     ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                        13,329         11,940          4,607          4,087
                                                  ----------     ----------     ----------     ----------

OTHER INCOME

Service charges and fees for other services            3,402          3,063          1,085            910
Securities gains                                          16            118             16              5
Other income                                             103             78             49             24
                                                  ----------     ----------     ----------     ----------
     Total other income                                3,521          3,259          1,150            939

OTHER EXPENSES

Salaries and employee benefits                         5,058          4,773          1,715          1,569
Premises and equipment                                 1,923          1,725            695            612
Other expense                                          2,464          2,201            986            731
                                                  ----------     ----------     ----------     ----------
Total other expenses                                   9,445          8,699          3,396          2,912
                                                  ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAX EXPENSE                       7,405          6,500          2,361          2,114
Income tax expense                                     2,425          2,398            643            798
                                                  ==========     ==========     ==========     ==========
     NET INCOME                                   $    4,980     $    4,102     $    1,718     $    1,316
                                                  ==========     ==========     ==========     ==========

EARNINGS PER SHARE (Reflects a 5% stock
dividend effective November 1, 1999)
Basic                                             $     1.94     $     1.60     $     0.67     $     0.51
Diluted                                           $     1.89     $     1.55     $     0.65     $     0.50

Average basic shares outstanding                   2,562,494      2,565,287      2,563,656      2,561,831
Average diluted shares outstanding                 2,643,447      2,620,148      2,644,609      2,651,753

See accompanying notes to consolidated financial statements.

                        PEAPACK-GLADSTONE FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (Dollars in thousands)
                                      (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                               ----------------------
                                                                 1999          1998
                                                               --------      --------
Balance, Beginning of Period                                   $ 37,955      $ 33,639

Comprehensive income:

     Net Income                                                   4,980         4,102

     Change in net unrealized (losses) gains on securities
         available for sale                                      (2,194)          662
                                                               --------      --------
     Total Comprehensive income                                   2,786         4,764

Common Stock Options Exercised                                       24           (52)

Purchase of Treasury Stock                                            0          (389)

Cash Dividends Declared                                            (919)         (801)
                                                               --------      --------

Balance, September 30,                                         $ 39,846      $ 37,161
                                                               ========      ========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
OPERATING ACTIVITIES:
Net Income:                                               $  4,980     $  4,102
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                   668          593
Amortization of premium and accretion of
   discount on securities, net                                 184           48
Provision for loan losses                                      294          273
Provision for deferred taxes                                   (25)         (70)
Gains on securities                                            (16)        (118)
Increase in interest receivable                                (48)          45
Increase (decrease) in other assets                            283         (113)
Increase in other liabilities                                  248        1,109
                                                          --------     --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                 6,568        5,869
                                                          --------     --------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities           11,536        8,180
Proceeds from maturities of securities available
   for sale                                                  6,000       10,000
Proceeds from calls of investment securities                 4,600        7,000
Proceeds from sales and calls of securities available
   for sale                                                 17,663       27,020
Purchase of investment securities                          (17,871)     (10,174)
Purchase of securities available for sale                  (20,802)     (32,269)
Net  decrease (increase) in short term investments           1,911       (5,610)
Net increase in loans                                      (14,818)     (30,995)
Net decrease in other real estate                                0          340
Purchase of premises and equipment                            (632)        (972)
                                                          --------     --------
   NET CASH USED IN INVESTING ACTIVITIES                   (12,413)     (27,480)
                                                          --------     --------

FINANCING ACTIVITIES:
Net increase in deposits                                    10,113        9,345
Dividends paid                                                (919)        (801)
Exercise of stock options                                       24          (52)
Purchase of treasury stock                                       0         (389)
                                                          --------     --------
   NET CASH USED IN FINANCING ACTIVITIES                     9,218        8,103
                                                          --------     --------

Net increase (decrease) in cash and cash equivalents         3,373      (13,508)
                                                          --------     --------
Cash and cash equivalents at beginning of period            42,679       33,240
                                                          ========     ========
Cash and cash equivalents at end of period                $ 46,052     $ 19,732
                                                          ========     ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest on deposits                                   $  6,267     $  6,182
   Income taxes                                              2,677        2,398
Noncash investing activities:
   Transfer of loans to Other Real Estate                       41            0


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

4. COMPREHENSIVE INCOME

The Corporation's total comprehensive income for the nine months ended September 30, 1999 and 1998 was $2,786,000 and $4,764,000 and for the three months ended September 30, 1999 and 1998 was $1,459,000 and $1,978,000. The difference between the Corporation's net income and total comprehensive income for the three months ended and nine months ended September 30, 1999 and 1998 relates to the change in the net unrealized gains (losses) on securities available for sale during the applicable period of time.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL: This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. You can identify forward looking statements by looking for words such as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from the results the forward-looking statements contemplate because of, among others, the following factors: the direction of interest rates is different than anticipated, declines in the levels of loan quality and origination volume, relationships with major customers including sources for loans, a decline in trust business, unsuccessful completion of the implementation of Year 2000 technology changes, as well as the adverse effects of economic conditions and legal and regulatory barriers and structure.

On August 26, 1999 the Corporation announced the signing of a definitive agreement to acquire all of the outstanding shares of Chatham Savings, FSB in a stock for stock exchange which is intended to be a tax-free exchange.

Under terms of the Agreement, each outstanding share of Chatham common stock will be exchanged for 2.1837 shares of Corporation common stock. As a result, a total of 305,730 shares of Corporation common stock will be exchanged for Chatham common stock. The exchange ratio and total shares to be issued have been adjusted for a 5% stock dividend effective November 1, 1999.

The Agreement, which has been approved by the Boards of Directors of both organizations and by the sole shareholder of Chatham, is subject to approval by the Federal Reserve Board and the New Jersey Department of Banking and Insurance. The Corporation anticipates that the Merger will close later this year or early in 2000.

During the third quarter of 1999, the Corporation formed a real estate investment trust as a subsidiary of Peapack-Gladstone Bank to utilize income tax advantages and enhance liquidity available under New Jersey tax law. Under the name of Peapack-Gladstone Mortgage Group, Inc., this new corporation purchased approximately $130 million of the residential mortgage loans of the Bank on July 9, 1999, and retained the Bank as servicer of those loans.

The following discussion should be read in conjunction with the accompanying consolidated financial statements and selected consolidated financial data included within the report.

RESULTS OF OPERATIONS: Net income for the nine month period ended September 30, 1999 was $4,980,000, as compared to net income of $4,102,000 in 1998. On a diluted per share basis, the Corporation earned $1.89 and $1.55 during the first nine months of 1999 and 1998, respectively. Higher net interest income and higher other income, offset in part by increased other expenses, were the primary factors contributing to the increase in net income.

Net income for the quarter ended September 30, 1999 was $1,718,000, representing a $402,000 increase from the third quarter net income in 1998. Higher net interest income, higher other income and lower taxes, offset in part by higher other expenses contributed to the increase in net income.

NET INTEREST INCOME: Net interest income after provision for loan losses for the first nine months of 1999 increased 12% to $13,329,000 from $11,940,000 in 1998. The increase in net interest income was primarily due to increased loan volume, which was funded by increased low cost core deposits.

Average loans for the nine month period were $220,368,000, an increase of $30,716,000 or 16% over the previous year. Average interest-earning assets during the first nine months of 1999 were $396,734,000, representing an increase of $52,019,000 or 15% over the previous year. Average interest-bearing liabilities rose to $279,275,000 for the first nine months of 1999 as compared with $260,698,000 during the same period in 1998.

The yield on interest-earning assets, including loans, securities and federal funds sold declined during the first nine months of 1999 to 6.88% from 7.08% during the same period of 1998. This decline is attributable to the overall decline in interest rates as the Federal Reserve Bank lowered the federal funds rate 25 basis points on three separate occasions during the later part of 1998.

The rate paid on interest-bearing liabilities declined to 2.92% during the first nine months of 1999 from 3.20% the previous year. Lower rates paid on savings accounts, down 48 basis points, and certificates of deposits, down 42 basis points, were the major factors contributing to the lower cost of funds. Average noninterest-bearing demand deposits increased to $87,807,000, representing a 23% increase over the previous year.

During the third quarter of 1999, net interest income was $4,607,000 as compared to $4,087,000 in 1998. The increase in net interest income for the quarter was primarily due to an increase in residential mortgage loan volume, funded by growth of low cost core deposits.

OTHER INCOME: Other income before gains on securities was $3,505,000 and $3,141,000 for the first nine months of 1999 and 1998, respectively. This increase was primarily due to higher trust fees, up $429,000 from 1998 levels.

During the third quarter of 1999, other income before securities gains was $1,134,000 compared to $934,000 a year earlier. Trust fees accounted for this increase, up $215,000 for the period.

During the first nine months of 1999, gains on sale of securities amounted to $16,000 as compared to $118,000 a year earlier.

OTHER EXPENSES: Other expenses for the first nine months of 1999 increased from $8,699,000 in 1998 to $9,445,000 in 1999 an increase of 8.6%. Salary expense for the first nine months of 1999 increased $437,000 as compared with the same period in 1998. Merit and promotional raises plus several additions to the professional staff contributed to this increase. Partially offsetting the increase in salary expense was lower benefit expense, which declined $152,000 from the prior year period. The decline was primarily due to reduced pension contribution costs.

Premises and equipment expense increased $198,000 or 11% during the first nine months of 1999. This increase was primarily due to higher depreciation expenses on computer equipment purchased during 1998 as the Corporation upgraded various computer hardware and software.

During the third quarter of 1999, other expenses increased $484,000 from the same period in 1998, representing an increase of 17%. Higher salary expense, depreciation, Trust Department and professional fees accounted for the increase. The increase in professional fees was attributable to consulting costs of $185,000 in connection with the formation of a real estate investment trust subsidiary.

PROVISION FOR LOAN LOSSES: At September 30, 1999, the allowance for loan losses amounted to $2,516,000 as compared with $2,097,000 a year earlier. Non-performing loans (consisting of all non-accrual loans and loans over 90 days past due and still accruing interest) were $611,000 and $1,182,000 at September 30, 1999 and 1998, respectively. A provision of $294,000 and $273,000 for loan losses was recorded for the nine months ended September 30, 1999 and 1998, respectively. Net charge-offs were $2,000 during the first nine months of 1999 as compared with net charge-offs of $69,000 during the same period in 1998.

A provision for loan losses of $96,000 was recorded in the third quarter of 1999, as compared to $91,000 in the third quarter of 1998. Net recoveries were $13,000 during the third quarter of 1999 as compared to net charge-offs of $48,000 during the third quarter of 1998.

A summary of the allowance for loan losses for the nine month period ended September 30, follows:

(In thousands)                    1999                          1998
                                 -------                       -------
Balance, January 1,              $ 2,224                       $ 1,893
Provision charged to expense         294                           273
Loans charged off                    (70)                         (108)
Recoveries                            68                            39
                                 -------                       -------

Balance, September  30,          $ 2,516                       $ 2,097
                                 =======                       =======

CAPITAL RESOURCES: Maintaining a strong capital position is an important goal of the Corporation. At September 30, 1999, total shareholders' equity (including net unrealized (losses) gains) was $39,846,000, representing a 7% increase over the same period in 1998. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At September 30, 1999, the Bank's Tier 1 Capital and Total Capital ratios were 21.21% and 22.62%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Bank's leverage ratio at September 30, 1999 was 9.34%.

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

Year 2000 Compliance: During fiscal 1998, the Corporation adopted a Year 2000 Compliance Plan (the "Plan") and established a Year 2000 Compliance Committee (the "Committee"). The objectives of the Plan and the Committee are to prepare the Corporation for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases:
Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Corporation to identify risks, develop an action plan, perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the five (5) phases of the plan have been completed as of September 30, 1999, including testing and complete certification of the primary operating software, maintained by an external provider of software, for the Corporation. The Corporation is currently in the process of preparing and testing contingency plans in the event of a failure of hardware or software, including non-information technology suppliers (i.e., utility systems, telephone systems and security systems), regarding their Year 2000 state of readiness. The Corporation has also contacted all material loan customers concerning their state of readiness.

Costs will be incurred due to the replacement of non-compliant hardware and software. The Corporation does not anticipate that the related overall costs will be material in any single year. In total, the Corporation estimates that its cost for compliance will amount to approximately $200,000 over the two-year period from 1998-1999, of which approximately $125,000 was incurred as of September 30, 1999. No assurance can be given that the Year 2000 Compliance Plan will be completed successfully by the Year 2000, in which event the Corporation could incur significant costs.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Corporation's testing plans, and all vendors, suppliers and customer readiness.

Market Risk: The Corporation continues to monitor its exposure to various market risk sensitive instruments. These instruments and procedures employed to monitor market risks are listed in the Corporation's 1998 Annual Report.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

No information is reported under this item.

ITEM 2. CHANGES IN SECURITIES

No changes have been made to the rights of holders of any class of securities during the third quarter of 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No default has occurred with respect to any of the Corporation's securities during 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

     No information is reported under this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

     One Form 8-K was filed during the period from July 1, 1999 to the date of the filing of this report. Current report on Form 8-K dated September 7, 1999 announcing that Peapack-Gladstone Financial Corporation and Chatham Savings, FSB have entered into an Agreement and Plan of Merger. The Merger Agreement provides for the merger of Chatham Savings, FSB with and into Peapack-Gladstone Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November 1999.



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