Form 10-K/A
period 1998-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2000-03-23
CIK 1050743

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of March, 2000.


                                      PEAPACK-GLADSTONE FINANCIAL CORPORATION


                                      By /s/ ARTHUR F. BIRMINGHAM
                                         --------------------------------------
                                             Arthur F. Birmingham
                                             Senior Vice-President

Dated:  March 23, 2000