Form 10-K
period 1999-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2000-03-24
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999        COMMISSION FILE NO. 000-23537
                                                                      ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__.


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K__.

As of February 29, 2000, 2,871,530 shares of Common Stock were outstanding and the aggregate market value of the shares held by unaffiliated stockholders was approximately $104,137,587.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's 1999 Annual Report (the "1999 Annual Report") and Definitive Proxy Statement for the Corporation's 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") are incorporated by reference into Parts II and III.

                                    FORM 10-K

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I

Item 1     Description of Business........................................  3

Item 2     Description of Property........................................  7

Item 3     Legal Proceedings..............................................  7

Item 4     Submission of Matters to a Vote of Security Holders............  7

PART II

Item 5     Market for the Registrant's Common Stock and Related
             Shareholders Matters.........................................  8

Item 6     Selected Financial Data........................................  8

Item 7     Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  8

Item 7A    Quantitative and Qualitative Disclosure About Market Risk......  8

Item 8     Financial Statements and Supplementary Data....................  9

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  9

PART III

Item 10    Directors and Executive Officers of the Registrant.............  9

Item 11    Executive Compensation.........................................  9

Item 12    Security Ownership of Certain Beneficial Owners and
             Management................................................... 10

Item 13    Certain Relationships and Related Transactions................. 10

PART IV

Item 14    Exhibits, Financial Statements, and Reports on Form 8-K........ 10

           Signatures..................................................... 12

This document contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Corporation. Such statements are not historical facts and include expressions about the Corporation's confidence, strategies and expectations about earnings, new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by forward-looking terminology such as "expect", "believe", or "anticipate", or expressions of confidence like "strong", or "on-going", or similar statements or variations of such terms. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities:

(10) Competitive pressure in the banking and financial services industry increases significantly.
(11) Changes in the interest rate environment may reduce interest rate margins.
(12) General economic conditions, either nationally or in the state of New Jersey are less favorable than expected.
(13) Deposit attrition, customer loss or revenue loss following the Corporation's merger with Chatham Savings, FSB is greater than expected.

The Corporation assumes no responsibility to update such forward looking statements in the future.

                                               PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                 THE CORPORATION

The Peapack-Gladstone Financial Corporation (the "Corporation"), organized under the laws of New Jersey in August, 1997, by the Board of Directors of Peapack-Gladstone Bank (the "Bank"), its principal subsidiary, to become a holding company for the Bank. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. The Corporation is a registered bank holding company. The Bank offers financial services through thirteen full-service banking offices, and one mini-branch. The Bank maintains seven (7) branches and one (1) auxiliary office in Somerset County, one (1) in Hunterdon County and six (6) in Morris County. The Bank has two wholly-owned subsidiaries which include an investment company and a real estate investment trust. The investment company, Peapack-Gladstone Investment Company, Inc. holds, maintains and manages investment security portfolios for the Bank. The real estate investment trust, Peapack-Gladstone Mortgage Group, Inc. purchases residential mortgage loans from the Bank.

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

In addition to commercial lending activities, the Bank offers a wide range of consumer banking services, including: Checking and Savings accounts, Money Market and Interest-bearing Checking accounts, Certificates of Deposit, Individual Retirement Accounts held in Certificates of Deposit or self-directed investment accounts as well as accounts for employers' pension funds. The Bank also offers residential, commercial and construction mortgages, Home Equity lines of credit and other second mortgage loans. For children, the Bank offers a special Pony Club Savings account. New Jersey Consumer Checking Accounts are offered to low income customers. In addition, the Bank provides foreign and domestic Travelers' Checks, Personal Money Orders, Cashier's Checks and Wire Transfers. Automated Teller Machines are available at ten (10) locations. Via the Automatic Teller Machine access card issued by the Bank, customers may pay for commodities at Point-of-Sale merchant locations.

The Trust and Investment Department is an important function of the Bank. Since its inception in 1972, trust assets (book value) have increased to more than $651 million. This Department is committed to sound, conservative management of assets for its clients and strives to maintain high-quality, specialized services for this important market segment.

Deposits of the Bank are insured for up to $100,000 per depositor by the Bank Insurance Fund administered by the FDIC. The Bank is a member of the Federal Reserve System.

                                        RECENT DEVELOPMENTS

On August 26, 1999, Peapack-Gladstone Financial Corporation signed a definitive merger agreement with Chatham Savings, FSB ("Chatham") and subsidiaries, a two branch bank headquartered in Chatham, New Jersey. At December 31, 1999 Chatham had total assets of $79,589,000 and deposits of $63,926,000. The transaction closed January 7, 2000 and has been accounted for using the pooling of interest methods of accounting and, accordingly, Peapack's historical consolidated financial statements presented in future reports will be restated to include the accounts and results of Chatham. There were 140,000 shares of Chatham common stock outstanding at December 31, 1999. The merger agreement provides for each share of common stock of Chatham to be exchanged for 2.18379 shares of Peapack common stock, and as a result 305,730 shares of Corporation common stock were exchanged.

                                    EMPLOYEES

As of December 31, 1999, the Corporation employed 139 full-time equivalent persons. Management considers relations with employees to be satisfactory.

                             PRINCIPAL MARKET AREAS

The Bank's principal market for its deposit gathering activities include northern Somerset, northern Morris and northeastern Hunterdon Counties. The area is composed of upper-income single family homes, moderate income properties, some low-income housing and a few prosperous farms. There are numerous small retail businesses in each of the towns as well as offices for various professionals, i.e. attorneys, architects, interior decorators, photographers, etc. A portion of the market area is bisected by Interstate Highways 287 and 78 where numerous corporate offices have relocated over the past 25 years. The Bank does not have the resource capacity to satisfy the financial needs of AT&T, Merck & Co., Chubb Insurance Company, or other large corporations based in the area. However, the Bank has targeted the management and staff of these companies as potential customers. The corporate decision to move offices further out of the cities into western New Jersey caused the relatively rural nature of the Bank's primary trade area to change dramatically.

The Bank has expanded its service areas from one office in 1968 to the present thirteen (13) full-service banking locations and one (1) mini-branch location by steadily opening new branches and its recent acquisition of Chatham Savings, FSB. All of the communities that the Bank serves are demographically similar and contiguous to the main office, affording various management economies.

                                   COMPETITION

The market for banking and bank-related services is highly competitive. The Corporation and its subsidiary compete with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressure. Competition is expected to intensify as a consequence of interstate banking laws now in effect or that may be in effect in the future. The Corporation and its subsidiary compete by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, the Corporation regularly reviews its products, locations and new branching prospects.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in state legislatures and before various bank regulatory agencies. The likelihood of any major changes and the impact such changes might have on the Corporation or the Bank are impossible to predict. Certain potentially significant changes which have been enacted are discussed below.

                              CAPITAL REQUIREMENTS

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At December 31, 1999, the Corporation's Tier 1 Capital and Total Capital ratios were 21.66% and 23.08%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 1999 was 9.75%.

                    RESTRICTIONS ON THE PAYMENT OF DIVIDENDS

The holders of the Corporation's common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Corporation out of funds legally available. The only statutory limitation is that such dividends may not be paid when the Corporation is insolvent. Since the principal source of income for the Corporation will be dividends on Bank common stock paid to the Corporation by the Bank, the Corporation's ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Corporation. As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the "Banking Act"). Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct which, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by the Bank to the Corporation constitutes an unsafe or unsound practice. The Corporation is also subject to FRB policies which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment which would reduce a holding company's capital below these minimum amounts.

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

FDICIA further provides that a bank cannot accept brokered deposits unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through' insurance on certain employee benefit accounts. In addition, a bank that is not well capitalized cannot offer rates of interest on deposits which are more than 75 basis points above prevailing rates. At December 31, 1999 the Corporation and the Bank were well capitalized.

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

During 1999 a FICO rate of approximately 1.19 basis points was charged on BIF deposits, and approximately 5.93 basis points was charged for SAIF deposits.

                               RECENT LEGISLATION

On November 12, 1999, the President signed the Gramm-Leach-Bliley Financial Modernization Act of 1999 into law. The Modernization Act will:

* allow bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

*    allow insurers and other financial services companies to acquire banks;

* remove various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

* establish the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

This part of the Modernization Act will become effective on March 13, 2000.

On January 19,2000, the FRB adopted an interim rule allowing bank holding companies to submit certifications by February 15 to become financial holding companies on March 13, 2000. The FRB also provided regulations on procedures which would be used against financial holding companies which have depository institutions which fall out of compliance with the management or capital criteria. Only financial holding companies can own insurance companies can own insurance companies and engage in merchant banking.

On January 14, 2000, the OCC proposed rules to allow national banks to form subsidiaries to engage in financial activities allowed for financial holding companies. Electing national banks must meet the same management and capital standards as financial holding companies but may not engage in insurance underwriting, real estate development or merchant banking. Sections 23A and 23B of the Federal Reserve Act will apply to financial subsidiaries and the capital invested by a bank in its financial subsidiaries will be eliminated from the bank's capital in measuring all capital ratios. These rules may be used by national banks effective March 13, 2000.

The Modernization Act also modifies other current financial laws, including laws related to financial privacy and community reinvestment.

Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Corporation cannot be determined at this time.

ITEM 2. DESCRIPTION OF PROPERTY

The Corporation owns six branches and leases seven branches. The Corporation also owns two properties adjacent to the Main Office in Peapack-Gladstone, and leases an administrative and operations office building in Peapack-Gladstone.

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

                                                         CASH DIVIDEND
                                   HIGH       LOW          PER SHARE
                                   ----       ---        -------------
                 1999
                 ----
            First Quarter         $55.75     $53.88         $0.12
            Second Quarter         53.88      52.50          0.12
            Third Quarter          52.50      50.50          0.13
            Fourth Quarter         50.00      45.00          0.13

                 1998
                 ----
            First Quarter         $54.00     $46.25         $0.11
            Second Quarter         60.00      54.00          0.11
            Third Quarter          65.00      58.00          0.12
            Fourth Quarter         56.75      54.75          0.12


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

On December 31, 1999, the last reported sale price of the Common Stock was $45.00. Also, on February 29, 2000, there were approximately 741 shareholders of record. Trading activity in the Corporation stock has generally been limited, and frequently there are no reported daily trades. Ryan, Beck & Co., Inc. of Livingston, New Jersey is the principal market maker for the common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth in the 1999 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 1999 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 1999 Annual Report under the heading "Market Risk Sensitive Instruments" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 1999 Annual Report, together with the report thereon by KPMG LLP and the Notes to the Consolidated Financial Statements are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the 2000 Proxy Statement with respect to the name of each nominee or director, his age, his positions and offices with the Registrant, his service on the Registrant's Board, his business experience and his family relationships with other directors, set forth under the caption "Nominees for Election as Directors" is incorporated herein by reference.

The following is a list of the Corporation's executive officers and their positions at December 31, 1999. The age of each executive officer at December 31, 1999 is disclosed in parentheses.

     T. LEONARD HILL (88)

     Chairman of the Board of the Corporation since 1997; Chairman of the Board of the Bank since 1989; Director of the Bank since 1944.

     FRANK A. KISSEL (49)

     President and Chief Executive Officer since 1997; President and Chief Executive Officer of the Bank since 1989; Senior Vice President of Somerset Trust Company 1973-1988; Engaged in the banking industry since 1973.

     ROBERT M. ROGERS (41)

     Senior Vice President and Assistant Secretary since 1997; Senior Vice President and Chief Operating Officer of the Bank since 1996; Senior Vice President and Comptroller of the Bank from 1992; Engaged in the banking industry since 1981.

     ARTHUR F. BIRMINGHAM (48)

     Senior Vice President and Treasurer since 1997; Senior Vice President and Comptroller of the Bank since 1996; Senior Vice President and Chief Financial Officer of Shrewsbury State Bank 1989-1996; Engaged in the banking industry since 1979.

     CRAIG C. SPENGEMAN (44)

     Senior Vice President Since 1997; Senior Vice President and Senior Trust Officer of the Bank since 1993; Trust Officer from 1985; Engaged in the banking industry since 1977.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation contained in the 2000 Proxy Statement set forth under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to beneficial ownership of persons known to the Corporation to own beneficially more than five percent of the outstanding common stock contained in the 2000 Proxy Statement set forth under the caption "Beneficial Ownership of Common Stock" is incorporated herein by reference.

Information with respect to the security ownership of management contained in the 2000 Proxy Statement is incorporated herein by reference.

The Corporation knows of no contractual arrangements which may at a subsequent date result in a change in control of the Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions contained in the 2000 Proxy Statement set forth under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)  Financial Statements

     The 1999 Annual Report attached hereto contains the financial statements incorporated herein by reference.

     All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the 1999 Annual Report.

(c)  Exhibits

(3)  Articles of Incorporation and By-Laws:

     A. Certificate of Incorporation dated August 14, 1997 incorporated by reference to the Registrant's Form 10- K Annual Report for the year ended December 31, 1997 is incorporated herein by reference.

     B. By-Laws of the Registrant adopted as of August 14,1997 incorporated by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1997 are incorporated herein by reference.

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

     C. "Change in Control Agreement" dated April 3, 1998 by and among the Corporation, the Bank and Garrett P. Bromley.

(13) Annual Report to Shareholders

(21) List of Subsidiaries

(23) Consents of Experts and Counsel:

     Consent of KPMG LLP.

(27) Financial Data Schedule


------------------------------------------------

                                             SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                              (Registrant)

                           BY   /s/ T. LEONARD HILL
                                ------------------------------------------
                                    T. Leonard Hill, Chairman of the Board

                  DATED         MARCH 9, 2000
                       ------------------------------

   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            SIGNATURE                                                DATE

/s/ T. LEONARD HILL                                              March 9, 2000
--------------------------------------
    T. Leonard Hill,
    Chairman of the Board


/s/ FRANK A. KISSEL                                              March 9, 2000
--------------------------------------
    Frank A. Kissel,
    President and CEO


/s/ ARTHUR F. BIRMINGHAM                                         March 9, 2000
--------------------------------------
    Arthur F. Birmingham,
    Senior Vice President and Treasurer
   (Principal Financial and Accounting
    Officer)


/s/ ANTHONY J. CONSI II                                          March 9, 2000
--------------------------------------
    Anthony J. Consi II,
    Director


/s/ PAMELA HILL                                                  March 9, 2000
--------------------------------------
    Pamela Hill,
    Director


/s/ JOHN D. KISSEL                                               March 9, 2000
--------------------------------------
    John D. Kissel,
    Director


/s/ JAMES R. LAMB                                                March 9, 2000
--------------------------------------
    James R. Lamb,
    Director


/s/ GEORGE R. LAYTON                                             March 9, 2000
--------------------------------------
    George R. Layton,
    Director


/s/ EDWARD A. MERTON                                             March 9, 2000
--------------------------------------
    Edward A. Merton,
    Director

/s/ F. DUFFIELD MEYERCORD                                        March 9, 2000
--------------------------------------
    F. Duffield Meyercord,
    Director


/s/ JOHN R. MULCAHY                                              March 9, 2000
--------------------------------------
    John R. Mulcahy,
    Director


/s/ PHILIP W. SMITH III                                          March 9, 2000
--------------------------------------
    Philip W. Smith III,
    Director


/s/ JACK D. STINE                                                March 9, 2000
--------------------------------------
    Jack D. Stine,
    Director