Form 10-Q
period 2000-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2000-05-11
CIK 1050743

FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2000

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

             New Jersey                                        22-3537895
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

 158 Route 206 North, Gladstone, New Jersey                      07934
  (Address of principal executive offices)                     (Zip Code)

                  Registrant's telephone number (908) 234-0700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No. |_|

       Number of shares of Common stock outstanding as of March 31, 2000:
                                   2,871,530

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                          PART I. FINANCIAL INFORMATION

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 1999 Annual Report on Form 10-K for Peapack-Gladstone Financial Corporation (the "Corporation").

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
                             (Dollars in thousands)
                                   (Unaudited)

                                                       March 31,    December 31,
                                                          2000           1999
                                                       ---------    ------------
ASSETS
Cash and due from banks                                $  15,480     $  17,770
Federal funds sold                                        18,994        15,247
                                                       ---------     ---------
  Total cash and cash equivalents                         34,474        33,017

Investment Securities:(approximate market value
   $62,324 in 2000 and $61,033 in 1999)                   63,317        61,672

Securities Available for Sale:(amortized cost
   $100,533 in 2000 and $104,386 in 1999)                 97,327       101,324

Loans:
Loans secured by real estate                             277,995       261,946
Other loans                                               26,434        25,987
                                                       ---------     ---------
   Total loans                                           304,429       287,933
     Less:  Allowance for loan losses                      3,072         2,962
                                                       ---------     ---------
   Net loans                                             301,357       284,971

Premises and equipment                                    11,197         9,718
Accrued interest receivable                                3,705         3,444
Other assets                                               3,810         3,389
                                                       ---------     ---------
      TOTAL ASSETS                                     $ 515,187     $ 497,535
                                                       =========     =========

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                  $  92,976     $  87,034
  Interest-bearing deposits:
     Checking                                             99,165        98,699
     Savings                                              86,030        82,962
     Money market accounts                                44,013        33,605
     Certificates of deposit over $100,000                34,285        33,637
     Certificates of deposit less than $100,000          105,369       108,151
                                                       ---------     ---------
Total deposits                                           461,838       444,088
Accrued expenses and other liabilities                     4,562         5,872
                                                       ---------     ---------
     TOTAL LIABILITIES                                   466,400       449,960

STOCKHOLDERS' EQUITY
Common stock (no par value; stated value $1 2/3
per share; authorized 10,000,000 shares; issued
2,883,428 shares.)                                         4,801         4,599
Surplus                                                   19,471        19,667
Treasury Stock at cost, 11,898 shares in 2000
 and 11,841 shares in 1999                                  (655)         (655)
Retained Earnings                                         27,269        25,918
Accumulated other comprehensive income-
  net unrealized (losses) on securities
  available for sale (net of income taxes)                (2,099)       (1,954)
                                                       ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY                          48,787        47,575
                                                       ---------     ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 515,187     $ 497,535
                                                       =========     =========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                         Three months ended
                                                               March 31,
                                                         2000            1999
                                                      ----------     ----------
INTEREST INCOME

Interest and fees on loans                            $    5,876     $    4,766
Interest on investment securities:
     Taxable                                                 807            773
     Tax-exempt                                              156            134
Interest on securities available for sale:
     Taxable                                               1,512          1,596
     Dividends                                                 0              6
Interest on federal funds sold                               246            385
                                                      ----------     ----------
Total interest income                                      8,597          7,660

INTEREST EXPENSE

Interest on savings account deposits                         979            865
Interest on certificates of deposit over $100,000            297            415
Interest on other time deposits                            1,468          1,331
                                                      ----------     ----------
Total interest expense                                     2,744          2,611
                                                      ----------     ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                             5,853          5,049

Provision for loan losses                                    126            114
                                                      ----------     ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                             5,727          4,935
                                                      ----------     ----------

OTHER INCOME

Service charges and fees for other services                  425            539
Trust Department Income                                    1,004            833
Securities gains                                               1              0
Other income                                                  11             33
                                                      ----------     ----------
     Total other income                                    1,441          1,405

OTHER EXPENSES

Salaries and employee benefits                             2,245          1,932
Premises and equipment                                       789            636
Merger Related Charges                                       500              0
Other expenses                                               994            930
                                                      ----------     ----------
Total other expenses                                       4,528          3,498
                                                      ----------     ----------

INCOME BEFORE INCOME TAX EXPENSE                           2,640          2,842
Income tax expense                                           911          1,047
                                                      ----------     ----------
     NET INCOME                                       $    1,729     $    1,795
                                                      ==========     ==========

EARNINGS PER SHARE (Reflects a 5% stock
dividend in 1999)
Basic                                                 $     0.60     $     0.63
Diluted                                               $     0.59     $     0.61

Average basic shares outstanding                       2,871,497      2,867,258
Average diluted shares outstanding                     2,939,604      2,950,738

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           2000          1999
                                                         --------      --------

Balance, Beginning of Period                             $ 47,575      $ 44,461

Comprehensive income:

     Net Income                                             1,729         1,795

     Net unrealized holding losses on securities
         arising during the period, net of tax               (150)         (781)
                                                         --------      --------
     Total Comprehensive income                             1,579         1,014

Common Stock Options Exercised                                  6           (13)

Cash Dividends Declared                                      (373)         (293)
                                                         --------      --------

Balance, March 31,                                       $ 48,787      $ 45,169
                                                         ========      ========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                              2000          1999
                                                            --------      --------
OPERATING ACTIVITIES:
Net Income:                                                 $  1,729      $  1,795
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                     254           249
Amortization of premium and accretion of
   discount on securities, net                                    70           116
Provision for loan losses                                        126           114
Gains on securities                                               (1)            0
Increase in interest receivable                                 (261)          (84)
(Increase) decrease in other assets                              (54)          452
(Decrease) increase in other liabilities                      (1,310)        1,316
                                                            --------      --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                     553         3,958
                                                            --------      --------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities              8,922         7,189
Proceeds from maturities of securities available
   for sale                                                    5,156         2,327
Proceeds from calls of investment securities                      10         4,600
Proceeds from sales and calls of securities available
   for sale                                                        0         5,000
Purchase of investment securities                            (10,594)       (4,353)
Purchase of securities available for sale                     (1,800)      (16,876)
Net decrease (increase) in short term investments                  0          (470)
Net increase in loans                                        (16,512)      (10,423)
Net decrease in other real estate                                  0           (41)
Purchase of premises and equipment                            (1,733)         (244)
                                                            --------      --------
   NET CASH USED IN INVESTING ACTIVITIES                     (16,551)      (13,291)
                                                            --------      --------

FINANCING ACTIVITIES:
Net increase in deposits                                      17,750        19,649
Dividends paid                                                  (373)         (293)
Exercise of stock options                                         78           (13)
Purchase of treasury stock                                         0             0
                                                            --------      --------
   NET CASH USED IN FINANCING ACTIVITIES                      17,455        19,343
                                                            --------      --------

   Net increase (decrease) in cash and cash equivalents        1,457        10,010
                                                            --------      --------
Cash and cash equivalents at beginning of period              33,017        52,389
                                                            --------      --------
Cash and cash equivalents at end of period                  $ 34,474      $ 62,399
                                                            ========      ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest on deposits                                     $  3,150      $  2,604
   Income taxes                                                   10            50

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

Effective January 7, 2000, the Corporation acquired Chatham Savings, FSB. The acquisition has been accounted for as a pooling-of-interests and, accordingly, the financial statements include the accounts and activities of Chatham for all periods presented. The transaction resulted in the issuance of 305,730 shares of the Corporation's common stock.

Prior periods have been restated as follows:

For the three months ended March 31, 1999

                                                          As Previously Reported       As Restated
                                                          ----------------------       -----------
Net Interest Income after Provision for Loan Losses             $ 4,297,000            $ 4,935,000
                                                                ===========            ===========

Net Income                                                      $ 1,653,000            $ 1,795,000
                                                                ===========            ===========

As of December 31, 1999:

Stockholders' Equity                                            $40,715,000            $47,575,000
                                                                ===========            ===========

In the first quarter of 2000, the Corporation recorded a pre-tax merger charge of $500,000 which primarily consisted of severance costs, professional fees and consolidation costs directly attributable to the merger.

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

4. COMPREHENSIVE INCOME

The Corporation's total comprehensive income for the three months ended March 31, 2000 and 1999 was $1,579,000 and $1,014,000. The difference between the Corporation's net income and total comprehensive income for the three months ended March 31, 2000 and 1999 relates to the change in the net unrealized losses on securities available for sale during the applicable period of time.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL: This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. You can identify forward looking statements by looking for words such as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from the results the forward-looking statements contemplate because of, among others, the following factors: the direction of interest rates is different than anticipated, declines in the levels of loan quality and origination volume, relationships with major customers including sources for loans, a decline in trust business, as well as the adverse effects of economic conditions and legal and regulatory barriers and structure.

RESULTS OF OPERATIONS: The Corporation realized net income of $1,729,000 for the first quarter of 2000, as compared to net income of $1,795,000 reported for the same period in 1999. The first quarter of 2000 included non-recurring merger related charges, net of taxes, totaling $423,000 or $0.14 per diluted share. Earnings per diluted share were $0.59 for the first quarter of 2000 as compared to $0.61 for the prior year.

First quarter 2000 operating earnings, before non-recurring merger related charges totaled $2,152,000 or $0.73 per diluted share. This represents an increase of $357,000 or 20% from earnings of $1,795,000 for the three months ended March 31, 1999.

The increase in earnings before merger related charges for the first quarter of 2000 compared to 1999 was primarily the result of increased net interest income, offset in part by higher other expenses.

EARNINGS ANALYSIS

INTEREST INCOME: Interest income for the quarter ended March 31, 2000 was $8,597,000 an increase of $937,000 or 12.2% from the $7,660,000 reported for the same period in 1999. The yield on average interest earnings assets on a fully taxable equivalent basis increased 42 basis points to 7.07% for the first quarter of 2000 from 6.65% for the first quarter of 1999. Average interest earning assets were up $18,725,000 or 4.1%, with most of the growth experienced in the residential mortgage categories.

INTEREST EXPENSE: The Corporation's interest expense for the first quarter of 2000 increased $133,000, or 5.1%, to $2,744,000 from $2,611,000 for the same period last year. Interest on certificates of deposit rose $174,000 as rates increased 44 basis points, offset in part by lower rates paid on other interest-bearing deposits. The average cost of interest-bearing liabilities decreased to 3.05% for the first quarter of 2000 from 3.07% for the first quarter of 1999. Average interest-bearing liabilities increased by $20,420,000 for the first quarter of 2000 compared to the same period in 1999, while average non-interest bearing deposits declined by $1,113,000.

NET INTEREST INCOME: The net effect of the changes in interest income and interest expense for the first quarter of 2000 was an increase of $804,000 or 15.9% in net interest income as compared to the first quarter of 1999. The net interest margin and net interest spread, on a fully taxable equivalent basis, increased 42 basis points and 44 basis points, respectively, from the same period last year.

OTHER INCOME: For the first quarter of 2000, other income increased $36,000 or 2.5% as compared to the same period a year ago. The increase was primarily due to higher trust income, up $171,000 offset in part by reduced mortgage banking activities.

OTHER EXPENSES: For the quarter ended March 31, 2000, other expenses increased $1,030,000 from the same period last year. Included in the first quarter of 2000 were non-recurring merger related charges related to the Chatham acquisition of $500,000 pre-tax. Excluding these charges, other expense increased by $530,000 or 15.2% from 1999. Salary and benefits expense increased $313,000 as compared with the same period in 1999. Merit and promotional raises along with several additions to the professional staff contributed to this increase. Premises and equipment expense increased $153,000 as compared with the same period in 1999. This increase was primarily due to higher occupancy and depreciation costs as various branch locations and equipment were renovated and upgraded.

PROVISION FOR LOAN LOSSES: For the three months ended March 31, 2000, the provision for loan losses was $126,000, compared to $114,000 for the same period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers are well are prevailing and anticipated economic conditions. Net charge-offs were $15,000 during the first quarter of 2000 as compared with net charge-offs of $17,000 during the same period in 1999.

A summary of the allowance for loan losses for the three month period ended March 31, follows:

(In thousands)                                         2000               1999
                                                      -------           -------
Balance, January 1,                                   $ 2,962           $ 2,428
Provision charged to expense                              126               114
Loans charged off                                         (34)              (29)
Recoveries                                                 18                12
                                                      -------           -------

Balance, March 31,                                    $ 3,072           $ 2,525
                                                      =======           =======

INCOME TAXES: Income taxes declined from $1,047,000 in the first quarter of 1999 to $911,000 during the same period in 2000. The effective tax rate for the quarters ended March 31, 2000 and 1999 was 35% and 37%, respectively.

CAPITAL RESOURCES: Maintaining a strong capital position is an important goal of the Corporation. At March 31, 2000, total shareholders' equity (including net unrealized (losses)) was $48,787,000, representing an 8% increase over the same period in 1999. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At March 31, 2000, the Bank's Tier 1 Capital and Total Capital ratios were 19.88% and 21.21%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Bank's leverage ratio at March 31, 2000 was 9.12%.

Market Risk: The Corporation continues to monitor its exposure to various market risk sensitive instruments. These instruments and procedures employed to monitor market risks are listed in the Corporation's 1999 Annual Report. There has been no significant change in market risk since December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
No information is reported under this item.

ITEM 2. CHANGES IN SECURITIES
No changes have been made to the rights of holders of any class of securities during the first quarter of 2000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
No default has occurred with respect to any of the Corporation's securities during 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION

No information is reported under this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      None

(b) Reports on Form 8-K

      On January 11, 2000 the Corporation reported on Form 8-K the completion of the acquisition of Chatham Savings, FSB.

      On March 2, 2000 the Corporation reported on Form 8-K its results of operations for the one month ended February 29, 2000, solely to present the combined financial results for the Corporation to comply with pooling-of-interests accounting requirements in connection with the acquisition of Chatham Savings, FSB.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May 2000.

                                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                           (Registrant)


                                    BY   _______________________________________
                                         (FRANK A. KISSEL, PRESIDENT
                                         AND CHIEF EXECUTIVE OFFICER)


                                         _______________________________________
                                         (ARTHUR F. BIRMINGHAM, SENIOR
                                         VICE PRESIDENT AND TREASURER)