Form 10-Q
period 2000-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2000-08-11
CIK 1050743

FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

                              ------------------


                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             NEW JERSEY                                         22-3537895
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



158 ROUTE 206 NORTH, GLADSTONE, NEW JERSEY                       07934
------------------------------------------                   ---------------
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

Yes    X       No.
    ------        ---




        Number of shares of Common stock outstanding as of June 30, 2000:
                                    2,877,783

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

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                        June 30,    December 31,
                                                         2000            1999
                                                     -----------    ------------
ASSETS

Cash and due from banks ............................  $  20,435       $  17,770
Federal funds sold .................................     17,675          15,247
                                                      ---------       ---------
  Total cash and cash equivalents ..................     38,110          33,017
Investment Securities:(approximate market value
   $64,564 in 2000 and $61,033 in 1999) ............     65,416          61,672

Securities Available for Sale:(amortized cost
   $86,698 in 2000 and $104,386 in 1999) ...........     83,499         101,324

Loans:
Loans secured by real estate .......................    293,029         261,946
Other loans ........................................     27,928          25,987
                                                      ---------       ---------
   Total loans .....................................    320,957         287,933
     Less:  Allowance for loan losses ..............      3,115           2,962
                                                      ---------       ---------
   Net loans .......................................    317,842         284,971

Premises and equipment .............................     11,582           9,718
Accrued interest receivable ........................      3,460           3,444
Other assets .......................................      3,983           3,389
                                                      ---------       ---------
      TOTAL ASSETS .................................  $ 523,892       $ 497,535
                                                      =========       =========

LIABILITIES
Deposits:

  Noninterest-bearing demand deposits ..............  $  97,874       $  87,034
  Interest-bearing deposits:
     Checking ......................................     95,283          98,699
     Savings .......................................     84,329          82,962
     Money market accounts .........................     43,186          33,605
     Certificates of deposit over $100,000 .........     38,912          33,637
     Certificates of deposit less than $100,000 ....    110,305         108,151
                                                      ---------       ---------
Total deposits .....................................    469,889         444,088
Accrued expenses and other liabilities .............      3,347           5,872
                                                      ---------       ---------
     TOTAL LIABILITIES .............................    473,236         449,960

STOCKHOLDERS' EQUITY
Common stock (no par value; stated value $1 2/3
per share; authorized 10,000,000 shares; issued
2,892,736 shares.) .................................      4,817           4,599
Surplus ............................................     19,691          19,667
Treasury Stock at cost, 14,953 shares in 2000
 and 11,898 shares in 1999 .........................       (774)           (655)
Retained Earnings ..................................     28,952          25,918
Accumulated other comprehensive income-
  net unrealized (losses) on securities
  available for sale (net of income taxes) .........     (2,030)         (1,954)
                                                      ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY ...................     50,656          47,575
                                                      ---------       ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .....  $ 523,892       $ 497,535
                                                      =========       =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                    PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Dollars in thousands, except share data)
                                                  (Unaudited)

                                                            SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                           2000           1999          2000           1999
                                                       -----------    -----------   -----------    -----------
INTEREST INCOME
Interest and fees on loans .........................   $    12,012    $     9,653   $     6,136    $     4,887
Interest on investment securities:
     Taxable .......................................         1,658          1,493           851            720
     Tax-exempt ....................................           280            280           124            146
Interest on securities available for sale:

     Taxable .......................................         2,987          3,334         1,475          1,732
Interest on federal funds sold .....................           597            718           351            333
                                                       -----------    -----------   -----------    -----------
Total interest income ..............................        17,534         15,478         8,937          7,818

INTEREST EXPENSE

Interest on savings account deposits ...............         2,028          1,763         1,049            898
Interest on certificates of deposit over $100,000 ..           773            801           476            386
Interest on other time deposits ....................         2,838          2,585         1,370          1,254
                                                       -----------    -----------   -----------    -----------
Total interest expense .............................         5,639          5,149         2,895          2,538
                                                       -----------    -----------   -----------    -----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES .....................        11,895         10,329         6,042          5,280

Provision for loan losses ..........................           252            228           126            114
                                                       -----------    -----------   -----------    -----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES .....................        11,643         10,101         5,916          5,166
                                                       -----------    -----------   -----------    -----------

OTHER INCOME

Service charges and fees for other services ........           877          1,076           452            537
Trust Department income ............................         1,877          1,507           873            674
Securities (Losses) ................................          (196)             0          (197)             0
Other income .......................................           227             66           216             33
                                                       -----------    -----------   -----------    -----------
     Total other income ............................         2,785          2,649         1,344          1,244

OTHER EXPENSES

Salaries and employee benefits .....................         4,435          3,915         2,190          1,983
Premises and equipment .............................         1,516          1,327           727            691
Merger related charges .............................           500              0             0              0
Other expense ......................................         2,216          1,977         1,222          1,047
                                                       -----------    -----------   -----------    -----------
Total other expenses ...............................         8,667          7,219         4,139          3,721
                                                       -----------    -----------   -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE ...................         5,761          5,531         3,121          2,689
Income tax expense .................................         1,974          1,975         1,063            928
                                                       -----------    -----------   -----------    -----------
     NET INCOME ....................................   $     3,787    $     3,556   $     2,058    $     1,761
                                                       ===========    ===========   ===========    ===========

EARNINGS PER SHARE (Reflects a 5% stock
dividend effective November 1, 1999)
Basic ..............................................   $      1.32    $      1.24   $      0.72    $      0.61
Diluted ............................................   $      1.29    $      1.21   $      0.70    $      0.60

Average basic shares outstanding ...................     2,873,502      2,867,636     2,875,507      2,868,007
Average diluted shares outstanding .................     2,935,441      2,949,744     2,937,446      2,950,116


SEE  ACCOMPANYING  NOTES  TO  CONSOLIDATED FINANCIAL STATEMENTS.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)


                                                             Six Months Ended
                                                                June 30,
                                                            2000          1999
                                                          --------     ---------

Balance, Beginning of Period .........................    $ 47,575     $ 44,461

Comprehensive income:

     Net Income ......................................       3,787        3,556
     Unrealized holding losses on securities
         arising during the period, net of tax .......        (205)      (2,055)
     Less:  Reclassification adjustment for losses
          included in net income .....................         129            0
                                                          --------     --------
     Unrealized holding losses on securities
         arising during the period, net of tax .......         (76)      (2,055)
                                                          --------     --------

     Total Comprehensive income ......................       3,711        1,501

Common Stock Options Exercised .......................         117           (6)

Cash Dividends Declared ..............................        (747)        (586)
                                                          --------     --------

Balance, June 30, ....................................    $ 50,656     $ 45,370
                                                          ========     ========




SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                               Six Months Ended
                                                                   June 30,
                                                             2000        1999
                                                           --------    ---------
OPERATING ACTIVITIES:

Net Income: ............................................   $  3,787    $  3,556
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation ...........................................        498         483
Amortization of premium and accretion of
   discount on securities, net .........................        134         152
Provision for loan losses ..............................        252         228
Losses on security sales ...............................        196           0
Increase in interest receivable ........................        (16)        (84)
(Increase) decrease in other assets ....................       (594)        264
(Decrease) increase in other liabilities ...............     (2,524)       1,091
                                                           --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES ...........      1,733       5,690
                                                           --------    --------

INVESTING ACTIVITIES:

Proceeds from maturities of investment securities ......     10,305      10,897
Proceeds from maturities of securities available
   for sale ............................................     19,216       5,631
Proceeds from calls of investment securities ...........         10       4,600
Proceeds from sales and calls of securities available
   for sale ............................................      8,484       7,000

Purchase of investment securities ......................    (14,093)     (9,107)
Purchase of securities available for sale ..............    (10,248)    (25,789)
Net (increase) in short term investments ...............          0         (10)
Net increase in loans ..................................    (33,123)     (7,592)
Purchase of premises and equipment .....................     (2,362)       (428)
                                                           --------    --------
   NET CASH USED IN INVESTING ACTIVITIES ...............    (21,811)    (14,798)
                                                           --------    --------

FINANCING ACTIVITIES:

Net increase in deposits ...............................     25,801      10,223
Dividends paid .........................................       (747)       (586)
Exercise of stock options ..............................        117          (6)
                                                           --------    --------
   NET CASH USED IN FINANCING ACTIVITIES ...............     25,171       9,629
                                                           --------    --------

   Net increase in cash and cash equivalents ...........      5,093         521
                                                           --------    --------
Cash and cash equivalents at beginning of period .......     33,017      52,390
                                                           --------    --------
Cash and cash equivalents at end of period .............   $ 38,110    $ 52,911
                                                           ========    ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest on deposits ...................................   $  6,016    $  5,929
Income taxes ...........................................      2,125       2,174




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

Prior periods have been restated as follows:

For the three months ended June 30, 1999

                                                           As
                                                        Previously   As Restated
                                                        Reported
                                                       -----------   -----------
Net Interest Income after Provision for Loan Losses    $ 4,425,000   $ 5,166,000
                                                       ===========   ===========

Net Income .........................................   $ 1,609,000   $ 1,761,000
                                                       ===========   ===========


For the six months ended June 30, 1999
                                                           As
                                                        Previously   As Restated
                                                        Reported
                                                       -----------   -----------

Net Interest Income after Provision for Loan Losses    $ 8,722,000   $10,101,000
                                                       ===========   ===========

Net Income .........................................   $ 3,262,000   $ 3,556,000
                                                       ===========   ===========

As of December 31, 1999:

Stockholders' Equity ...............................   $40,715,000   $47,575,000
                                                       ===========   ===========

In the first half of 2000, the Corporation recorded a pre-tax merger charge of $500,000 which primarily consisted of severance costs, professional fees and consolidation costs directly attributable to the merger.

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

4. COMPREHENSIVE INCOME

The Corporation's total comprehensive income for the six months ended June 30, 2000 and 1999 was $3,711,000 and $1,501,000. The difference between the Corporation's net income and total comprehensive income for the six months ended June 30, 2000 and 1999 relates to the change in the net unrealized losses on securities available for sale during the applicable period of time less adjustments for realized losses.

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

RESULTS OF OPERATIONS: Net income for the six months ended June 30, 2000 was $3,787,000, or $1.29 per diluted share including a merger related charge of $423,000, net of tax or $0.14 per diluted share. These results compare to net income of $3,556,000, or $1.21 per diluted share for the same period in 1999. (all data has been restated for the Chatham Savings, FSB merger and earnings per share amounts have been restated to give effect to a 5 percent stock dividend issued November 1, 1999). Excluding the merger related charge the annualized return on average assets was 1.64% while the annualized return on average equity was 17.44%

Net income was $2,058,000 or $0.70 per diluted share for the three month period ended June 30, 2000, compared with $1,761,000 or $0.60 per diluted share for the same period in 1999.

Net income for both the six and three month periods ended June 30, 2000 reflect higher net interest income and other income, offset by higher other expenses, including merger-related charges.

EARNINGS ANALYSIS

NET INTEREST INCOME: Net interest income is the largest source of the Corporation's operating income. Net interest income on a tax equivalent basis increased to $11,946,000 from $10,464,000, an increase of 14.2 percent for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in net interest income is due to higher average balances of loans and higher average interest rates earned on earning assets, partially offset by lower average investments and federal funds sold. Also contributing to the increase was higher interest bearing liabilities and demand deposits, partially offset by higher interest rates paid on interest bearing liabilities. The net interest margin was 4.87 percent for the six months ended June 30, 2000 compared with 4.69 percent for the same period in 1999.

Average interest earning assets increased $36.9 million, or 8.3 percent for the first six months of 2000 over the comparable 1999 amount. This was mainly the result of the increase in average balances of loans of $52.8 million, offset in part by lower average investment securities and federal funds sold, lower by $10.8 million and $5.1 million, respectively.

Average interest-bearing liabilities for the first six months of 2000 increased $17.6 million or 5.0 percent from the same period in 1999. Average interest-bearing checking and money market accounts increased $6.4 million and $8.4 million, respectively. Average demand deposits increased by $9.9 million or
11.5 percent over the comparable 1999 balance.

Average interest rates on interest earning assets increased during the six months ended June 30, 2000 to 7.30 percent from 7.05 percent for the comparable period in 1999. The largest increase in average rates was for federal funds sold and investment securities, which rose 155 and 26 basis points, respectively. Average rates earned on loans declined 1 basis point to 7.66 percent. Average interest rates on interest-bearing liabilities also rose by 11 basis points to
3.08 percent from 2.97 percent. Overall, the growth in interest earning assets coupled with the increase in average interest rates, as compared to 1999, caused the net interest margin to increase to 4.87 percent from 4.63 percent.

Net interest income on a tax equivalent basis increase to $6,030,000 from $7,830,000 for the three months ended June 30, 2000 as compared with the same period in 1999. This increase is attributable to a $39.8 million increase in average interest earning assets and average demand deposits offset by an increase in average interest-bearing liabilities of $17.6 million. The net interest margin increased to 4.86 percent for the three months ended June 30, 2000 compared with 4.66 percent for the same period in 1999 as a result of increased average earning assets in conjunction with rising average interest rates.

OTHER INCOME: Other income continues to represent a considerable source of income for the Corporation. Excluding losses on securities transactions, total other income amounted to $2,981,000 for the six months ended June 30, 2000 compared with $2,649,000 for the six months ended June 30, 1999. For the quarter ended June 30, 2000 total other income, excluding losses on securities transactions, was $1,541,000 compared with $1,244,000 for the quarter ended June 30, 1999. The largest component of other income is Trust Department Income which rose $370,000 or 25 percent as compared to the first six months of 1999. The book value of assets under management in the Trust Department increased by $39.8 million to $661.4 million at June 30, 2000 as compared to June 30, 1999. Service charges and fees for other services declined $199,000 for the first six months of 2000 as compared to the same period a year ago. This reduction was due to mortgage backing activities related to residential mortgage loans at Chatham Savings, FSB, in 1999 that has been discontinued.

During the second quarter, the Corporation sold a residential mortgage loan servicing portfolio for a pre-tax gain of $211,000. This portfolio, acquired in the Chatham Savings, FSB merger was not compatible with existing lines of business.

In the second quarter of 2000, the Corporation sold securities at a loss in the amount of $197,000. The higher rate earned on the reinvestment of the proceeds will increase interest income in future years in excess of the loss.

OTHER EXPENSES: Other expenses totaled $4,139,000 and $8,667,000 for the three and six months ended June 30, 2000. Excluding merger-related charges, other expenses totaled $8,167,000 for the first half of 2000, an increase of $948,000 or 13 percent for the same period in 1999. Other expenses rose $418,000 or 11 percent in the second quarter of 2000 as compared to the same period in 1999. Salaries and benefits expense, the largest component of other expense increased $520,000 or 13 percent during the first half of 2000 as compared to the first half of 1999. Additions to the professional and clerical staff along with increased pension expense of $238,000 were the primary reasons for the increase.

The significant components of other expense include advertising, data processing, trust department, telephone, postage, stationery and professional fees which totaled $663,000 and $1,282,000 for the three and six months ended June 30, 2000.

PROVISION FOR LOAN LOSSES: For the six months ended June 30, 2000, the provision for loan losses was $252,000, compared to $228,000 for the same period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers are well are prevailing and anticipated economic conditions. Net charge-offs were $99,000 during the first half of 2000 as compared with net charge-offs of $9,000 during the same period in 1999.

A summary of the allowance for loan losses for the six month period ended June 30, follows:

(In thousands)                                           2000             1999
                                                       -------          -------
Balance, January 1, ..........................         $ 2,962          $ 2,428
Provision charged to expense .................             252              228
Loans charged off ............................            (131)             (53)
Recoveries ...................................              32               44
                                                       -------          -------

Balance, June 30, ............................         $ 3,115          $ 2,647
                                                       =======          =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 34 percent for both the three and six months ended June 30, 2000, as compared to 35 percent and 36 percent for the same periods in 1999. The lower effective tax rate is attributable to a tax strategy implemented in July 1999 to minimize state tax expense.

CAPITAL RESOURCES: Maintaining a strong capital position is an important goal of the Corporation. At June 30, 2000, total shareholders' equity (including net unrealized (losses)) was $50,656,000, representing an 6.5% increase over the same period in 1999. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At June 30, 2000, the Bank's Tier 1 Capital and Total Capital ratios were 19.94% and 21.23%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Bank's leverage ratio at June 30, 2000 was 9.39%.

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

ITEM 2.  CHANGES IN SECURITIES
No changes have been made to the rights of holders of any class of securities during the second quarter of 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
No default has occurred with respect to any of the Corporation's securities during 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on April 25, 2000, in Peapack-Gladstone, New Jersey, the following matters were discussed and voted upon:

(1) The following persons were elected as directors of Peapack-Gladstone Financial Corporation for a term of one year:

     Anthony J. Consi II, Pamela Hill, T. Leonard Hill, Frank A. Kissel, John D. Kissel, Edward A. Merton, F. Duffield Meyercord, John R. Mulcahy, Jack D. Stine, James R. Lamb, George R. Layton and Philip W. Smith III.

ITEM 5. OTHER INFORMATION
No information is reported under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
      None

(b) Reports on Form 8-K
      None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of August 2000.

                                        PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                             (Registrant)




                                     BY  /s/ FRANK A. KISSEL
                                        -------------------------------------
                                            (FRANK A. KISSEL, PRESIDENT
                                             AND CHIEF EXECUTIVE OFFICER)


                                     BY  /s/ ARTHUR F. BIRMINGHAM
                                        -------------------------------------
                                            (ARTHUR F. BIRMINGHAM, SENIOR
                                             VICE PRESIDENT AND TREASURER)