Form 10-Q
period 2000-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2000-11-14
CIK 1050743

FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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




     Number of shares of Common stock outstanding as of September 30, 2000:
                                    3,018,140

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

                             PEAPACK-GLADSTONE FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CONDITION
                                      (Dollars in thousands)
                                           (Unaudited)

                                                                   September 30,    December 31,
                                                                        2000           1999
                                                                  --------------    ------------
ASSETS
Cash and due from banks                                            $  15,093         $  17,770
Federal funds sold                                                    11,963            15,247
                                                                   ---------         ---------
  Total cash and cash equivalents                                     27,056            33,017

Investment Securities:(approximate market value
   $64,564 in 2000 and $61,033 in 1999)                               69,450            61,672

Securities Available for Sale:(amortized cost
   $86,698 in 2000 and $104,386 in 1999)                              82,878           101,324

Loans:
Loans secured by real estate                                         303,270           261,946
Other loans                                                           28,180            25,987
                                                                   ---------         ---------
   Total loans                                                       331,450           287,933
     Less:  Allowance for loan losses                                  3,219             2,962
                                                                   ---------         ---------
   Net loans                                                         328,231           284,971

Premises and equipment                                                11,673             9,718
Accrued interest receivable                                            3,937             3,444
Other assets                                                           3,359             3,389
                                                                   ---------         ---------
      TOTAL ASSETS                                                 $ 526,584         $ 497,535
                                                                   =========         =========


LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                              $  97,529         $  87,034
  Interest-bearing deposits:
     Checking                                                         93,266            98,699
     Savings                                                          75,816            82,962
     Money market accounts                                            50,048            33,605
     Certificates of deposit over $100,000                            39,381            33,637
     Certificates of deposit less than $100,000                      114,024           108,151
                                                                   ---------         ---------
Total deposits                                                       470,064           444,088
Accrued expenses and other liabilities                                 3,643             5,872
                                                                   ---------         ---------
     TOTAL LIABILITIES                                               473,707           449,960

STOCKHOLDERS' EQUITY
Common stock (no par value; stated value $1 2/3
per share;  authorized 10,000,000 shares; issued at 9/30/00
3,038,455 shares; issued at 12/31/99 3,027,148 shares.)                5,059             4,599
Surplus                                                               25,078            19,667
Treasury Stock at cost, 20,315 shares in 2000
 and 12,493 shares in 1999                                              (944)             (655)
Retained Earnings                                                     25,058            25,918
Accumulated other comprehensive income-
  net unrealized (losses) on securities
  available for sale (net of income taxes)                            (1,374)           (1,954)
                                                                   ---------         ---------
      TOTAL STOCKHOLDERS' EQUITY                                      52,877            47,575
                                                                   ---------         ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $ 526,584         $ 497,535
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

                                           PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                              CONSOLIDATED STATEMENTS OF INCOME
                                          (Dollars in thousands, except share data)
                                                         (Unaudited)

                                                              Nine months ended                   Three months ended
                                                                 September 30,                       September 30,
                                                         -----------------------------        -----------------------------
                                                            2000               1999              2000               1999
                                                         ----------         ----------        ----------         ----------
INTEREST INCOME

Interest and fees on loans                               $   18,240         $   14,757        $    6,228         $    5,103
Interest on investment securities:
     Taxable                                                  2,540              2,222               882                729
     Tax-exempt                                                 474                419               194                139
Interest on securities available for sale:
     Taxable                                                  4,283              4,986             1,296              1,652
Interest on federal funds sold                                  869              1,134               272                416
Total interest income                                        26,406             23,518             8,872              8,039
                                                         ----------         ----------        ----------         ----------

INTEREST EXPENSE

Interest on savings account deposits                          3,129              2,670             1,101                907
Interest on certificates of deposit over $100,000             1,279              1,183               506                382
Interest on other time deposits                               4,534              3,870             1,696              1,285
                                                         ----------         ----------        ----------         ----------
Total interest expense                                        8,942              7,723             3,303              2,574
                                                         ----------         ----------        ----------         ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                               17,464             15,795             5,569              5,465

Provision for loan losses                                       378                339               126                111
                                                         ----------         ----------        ----------         ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                               17,086             15,456             5,443              5,354
                                                         ----------         ----------        ----------         ----------

OTHER INCOME

Service charges and fees for other services                   1,382              1,577               505                501
Trust Department income                                       2,827              2,202               950                695
Securities (Losses) Gains                                      (200)                16                (4)                16
Other income                                                    274                119                47                 53
                                                         ----------         ----------        ----------         ----------
     Total other income                                       4,283              3,914             1,498              1,265

OTHER EXPENSES

Salaries and employee benefits                                6,678              5,902             2,243              1,987
Premises and equipment                                        2,162              2,074               646                747
Merger related charges                                          500                  0                 0                  0
Other expense                                                 3,036              3,197               820              1,220
                                                         ----------         ----------        ----------         ----------
Total other expenses                                         12,376             11,173             3,709              3,954
                                                         ----------         ----------        ----------         ----------

INCOME BEFORE INCOME TAX EXPENSE                              8,993              8,197             3,232              2,665
Income tax expense                                            3,070              2,737             1,096                762
                                                         ----------         ----------        ----------         ----------
     NET INCOME                                          $    5,923         $    5,460        $    2,136         $    1,903
                                                         ==========         ==========        ==========         ==========

EARNINGS PER SHARE (Reflects 5% stock
dividends effective November 1,
2000 and 1999)

Basic                                                    $     1.96         $     1.80        $     0.70         $     0.62
Diluted                                                  $     1.92         $     1.75        $     0.69         $     0.60

Average basic shares outstanding                          3,018,513          2,996,349         3,020,867          2,997,569
Average diluted shares outstanding                        3,077,444          3,074,864         3,079,798          3,076,084


See accompanying notes to consolidated financial statements.

                          PEAPACK-GLADSTONE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Dollars in thousands)
                                       (Unaudited)

                                                                    Nine Months Ended
                                                                       September 30,
                                                                -------------------------
                                                                  2000             1999
                                                                --------         --------
Balance, Beginning of Period                                    $ 47,575         $ 44,461

Comprehensive income:

     Net Income                                                    5,923            5,460
     Unrealized holding gains/(losses) on securities
         arising during the period, net of tax                       451           (2,349)
     Less:  Reclassification adjustment for losses/gains
          included in net income                                     129              (10)
                                                                --------         --------
     Unrealized holding losses on securities
         arising during the period, net of tax                       580           (2,339)
                                                                --------         --------

     Total Comprehensive income                                    6,503            3,121

Common Stock Options Exercised                                       139               20

Purchase of Treasury Stock                                          (170)               0

Cash Dividends Declared                                           (1,170)            (919)
                                                                --------         --------

Balance, September 30,                                          $ 52,877         $ 46,683
                                                                ========         ========

See accompanying notes to consolidated financial statements.

                        PEAPACK-GLADSTONE FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)
                                      (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                             -------------------------
                                                               2000             1999
                                                             --------         --------
OPERATING ACTIVITIES:
Net Income:                                                  $  5,923         $  5,460
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                      757              694
Amortization of premium and accretion of
   discount on securities, net                                    184              239
Provision for loan losses                                         378              339
Losses/(Gains) on security sales                                  200              (16)
Increase in interest receivable                                  (493)            (218)
Decrease in other assets                                           30              218
(Decrease) in other liabilities                                (1,576)          (1,644)

                                                             --------         --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                    5,403            5,072
                                                             --------         --------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities              12,485           12,753
Proceeds from maturities of securities available
   for sale                                                    24,815            6,280
Proceeds from calls of investment securities                       10            4,600
Proceeds from sales and calls of securities available
   for sale                                                    10,484           17,663
Purchase of investment securities                             (20,320)         (17,871)
Purchase of securities available for sale                     (17,263)         (20,802)
Net decrease in short term investments                              0            1,911
Net increase in loans                                         (43,638)         (21,597)
Purchase of premises and equipment                             (2,712)            (634)
                                                             --------         --------
   NET CASH USED IN INVESTING ACTIVITIES                      (36,139)         (17,697)
                                                             --------         --------

FINANCING ACTIVITIES:
Net increase in deposits                                       25,976            6,559
Dividends paid                                                 (1,170)            (919)
Exercise of stock options                                         139               24
Treasury stock options                                           (170)               0
                                                             --------         --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                   24,775            5,664
                                                             --------         --------

   Net decrease in cash and cash equivalents                   (5,961)          (6,961)
                                                             --------         --------
Cash and cash equivalents at beginning of period               33,017           55,629
                                                             --------         --------
Cash and cash equivalents at end of period                   $ 27,056         $ 48,668
                                                             ========         ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest on deposits                                      $  8,081         $  5,929
   Income taxes                                                 3,105            2,174


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

Prior periods have been restated as follows:

For the three months ended September 30, 1999

                                                       As Previously Reported         As Restated
                                                       ----------------------         -----------
Net Interest Income after Provision for Loan Losses        $ 4,607,000                $ 5,354,000
                                                           ===========                ===========

Net Income                                                 $ 1,718,000                $ 1,903,000
                                                           ===========                ===========

For the nine months ended September 30, 1999


                                                       As Previously Reported         As Restated
                                                       ----------------------         -----------
Net Interest Income after Provision for Loan Losses        $13,329,000                $15,456,000
                                                           ===========                ===========

Net Income                                                 $ 4,980,000                $ 5,460,000
                                                           ===========                ===========

As of December 31, 1999:

Stockholders' Equity                                       $40,715,000                $47,575,000
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

4. COMPREHENSIVE INCOME

The Corporation's total comprehensive income for the nine months ended September 30, 2000 and 1999 was $6,503,000 and $3,121,000. Total comprehensive income for the three months ended September 30, 2000 and September 30, 1999 was $2,792,000 and $1,620,000. The difference between the Corporation's net income and total comprehensive income for the nine and three months ended September 30, 2000 and 1999 relates to the change in the net unrealized losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133." SFAS No. 138 amends certain aspects of SFAS No. 133 to simplify the accounting for derivatives and hedges under SFAS No. 133. SFAS No. 138 is effective upon the Corporation's adoption of SFAS No. 133 (January 1, 2001). The initial adoption of SFAS No. 138 is not expected to have material impact on the Corporation's financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (A Replacement of FASB Statement 125)." SFAS No. 140 supersedes and replaces the guidance in SFAS No. 125 and accordingly, provides guidance on the following topics: securitization transactions involving financial assets; sales of financial assets such as receivables, loans, and securities; factoring transactions; wash sales; servicing assets and liabilities; collateralized borrowing arrangements; securities lending transactions; repurchase agreements; loan participations, and extinguishments of liabilities. While most of the provisions of SFAS No. 140 are effective for transactions entered into after March 31, 2001, corporations with fiscal year ends that hold beneficial interest from previous securitizations will be required to make additional disclosures in their December 31, 2000 financial statements. The initial adoption of SFAS No. 140 is not expected to have a material impact on the Corporation's financial statements.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL: This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 which involve risks and uncertainties. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. You can identify forward looking statements by looking for words such as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. These forward-looking statements involve certain risks and uncertainties. Actual results may differ materially from the results the forward-looking statements contemplate because of, among others, the following factors: the direction of interest rates is different than anticipated, declines in the levels of loan quality and origination volume, relationships with major customers including sources for loans, a decline in trust business, as well as the adverse effects of economic conditions and legal and regulatory barriers and structure. The Corporation is under no obligation to update any forward looking statements at any time.

RESULTS OF OPERATIONS: Net income for the nine months ended September 30, 2000 was $5,923,000, or $1.92 per diluted share including a merger related charge of $423,000, net of tax or $0.14 per diluted share. These results compare to net income of $5,460,000, or $1.75 per diluted share for the same period in 1999. (all data has been restated for the Chatham Savings, FSB merger and earnings per share amounts have been restated to give effect to 5 percent stock dividends issued November 1, 2000 and 1999). Excluding the merger related charge the annualized return on average assets was 1.63% while the annualized return on average equity was 17.13%

Net income was $2,136,000 or $0.69 per diluted share for the three month period ended September 30, 2000, compared with $1,903,000 or $0.60 per diluted share for the same period in 1999.

Net income for the nine month period ended September 30, 2000 reflected higher net interest income and other income, offset by higher other expenses, including merger-related charges. Net income for the three month period ended September 30, 2000 reflected higher net interest income, other income, and lower other expenses.

EARNINGS ANALYSIS

NET INTEREST INCOME: Net interest income is the largest source of the Corporation's operating income. Net interest income on a tax equivalent basis increased to $17,510,000 from $15,846,000, an increase of 10.5 percent for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in net interest income is due to higher average balances of loans and higher average interest rates earned on earning assets, partially offset by lower average investments and federal funds sold. Also contributing to the increase was higher interest bearing liabilities and demand deposits, partially offset by higher interest rates paid on interest bearing liabilities. The net interest margin was 4.68 percent for the nine months ended September 30, 2000 compared with 4.65 percent for the same period in 1999.

Average interest earning assets increased $36.6 million, or 8.1 percent for the first nine months of 2000 over the comparable 1999 amount. This was primarily the result of increased average loans, up $57.1 million, offset in part by lower average investment securities and federal funds sold, lower by $13.2 million and $7.3 million, respectively.

Average interest-bearing liabilities for the first nine months of 2000 increased $19.2 million or 5.5 percent from the same period in 1999. Average interest-bearing checking and money market accounts increased $4.2 million and $10.2 million, respectively. Average demand deposits increased by $8.4 million or 9.6 percent over the comparable 1999 average balance.

Average interest rates on interest earning assets increased during the nine months ended September 30, 2000 to 7.24 percent from 7.00 percent for the comparable period in 1999. The largest increase in average rates was for federal funds sold and investment securities, which rose 162 and 8 basis points, respectively. Average rates earned on loans rose 5 basis points to 7.68 percent. Average interest rates on interest-bearing liabilities rose by 28 basis points to 3.23 percent from 2.95 percent. Overall, the growth in interest earning assets coupled with the increase in average interest rates earned, offset in part by higher interest rates paid on interest-bearing liabilities, as compared to 1999, caused the net interest margin to increase to 4.68 percent from 4.65 percent.

Net interest income on a tax equivalent basis increased to $5,595,000 from $5,331,000 for the three months ended September 30, 2000 as compared with the same period in 1999. This can be attributed to a $40.6 million increase in average interest earning assets and a corresponding 24 basis point increase in rates earned on overall interest earning assets. Offsetting this increase was higher interest rates paid on interest-bearing liabilities up 61 basis points from the third quarter of 1999. The net interest margin declined to 4.30 percent from 4.56 percent for the same period a year ago.

OTHER INCOME: Other income continues to represent a considerable source of income for the Corporation. Excluding losses and gains on securities transactions, total other income amounted to $4,083,000 for the nine months ended September 30, 2000 compared with $3,898,000 for the nine months ended September 30, 1999. For the quarter ended September 30, 2000 total other income, excluding losses/gains on securities transactions, was $1,502,000 compared with $1,249,000 for the quarter ended September 30, 1999. The largest component of other income is Trust Department Income which rose $625,000 or 28 percent as compared to the first nine months of 1999. The book value of assets under management in the Trust Department increased by $57.9 million to $696.1 million at September 30, 2000 as compared to September 30, 1999. Service charges and fees for other services declined $195,000 for the first nine months of 2000 as compared to the same period a year ago. This reduction was due to mortgage banking activities related to residential mortgage loans at Chatham Savings, FSB, in 1999 that has been discontinued.

During the second quarter, the Corporation sold a residential mortgage loan servicing portfolio for a pre-tax gain of $211,000. This portfolio, acquired in the Chatham Savings, FSB merger was not compatible with existing lines of business.

In the second quarter of 2000, the Corporation sold securities at a loss in the amount of $197,000. The higher rate earned on the reinvestment of the proceeds is expected to increase interest income in future years in excess of the loss.

OTHER EXPENSES: Other expenses totaled $12,376,000 and $3,709,000 for the nine and three months ended September 30, 2000. Excluding merger-related charges, other expenses totaled $11,876,000 for the first nine months of 2000, an increase of $703,000 or 6 percent for the same period in 1999. Salaries and benefits expense, the largest component of other expense increased $776,000 or 13 percent during the first nine months of 2000 as compared to the same period in 1999. This increase was primarily due to upward salary adjustments to attract and maintain qualified employees and additions to the professional staff. Other expenses declined $245,000 or 6 percent in the third quarter of 2000 as compared to the same period in 1999. This decline is primarily attributed to non-recurring consulting costs of $185,000 which were incurred during the third quarter of 1999.

The significant components of other expense include advertising, data processing, trust department, telephone, postage, stationery and professional fees which totaled $1,825,000 and $543,000 for the nine and three months ended September 30, 2000.

NON-PERFORMING ASSETS: Non-performing assets include loans past due in excess of 90 days and still accruing, non-accrual loans, and other real estate owned
(OREO). Non-performing assets totaled $363,000 at September 30, 2000 compared with $591,000 at December 31, 1999, a decrease of $228,000 or 39 percent.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:


(in thousands)                                           September 30, 2000     December 31, 1999
                                                         ------------------     -----------------
Loans past due in excess of 90 days and still accruing        $171                     $205
Non-accrual loans                                              192                      386
Other real estate owned                                          0                        0
                                                              ----                     ----
    Total non-performing assets                               $363                     $591
                                                              ====                     ====
Non-performing loans as a % of loans                          0.11%                    0.21%
Non-performing assets as a % of loans plus other real
estate owned                                                  0.11%                    0.21%
Allowance as a % of loans                                     0.97%                    1.03%


PROVISION FOR LOAN LOSSES: For the nine months ended September 30, 2000, the provision for loan losses was $378,000, compared to $339,000 for the same period last year. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions. Net charge-offs were $119,000 during the first nine months of 2000 as compared with net recoveries of $9,000 during the same period in 1999.

A summary of the allowance for loan losses for the nine month period ended September 30, follows:

(In thousands)                        2000           1999
                                    -------         -------
Balance, January 1,                 $ 2,962         $ 2,428
Provision charged to expense            378             339
Loans charged off                      (162)            (70)
Recoveries                               41              79
                                    -------         -------

Balance, September 30,              $ 3,219         $ 2,776
                                    =======         =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 34 percent for both the nine and three months ended September 30, 2000, as compared to 33 percent and 29 percent for the same periods in 1999. The lower effective tax rate in 1999 is attributable to a tax strategy implemented in July 1999 to minimize state tax expense.

CAPITAL RESOURCES: Maintaining a strong capital position is an important goal of the Corporation. At September 30, 2000, total shareholders' equity (including net unrealized (losses)) was $52,877,000, representing a 13.3% increase over the same period in 1999. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guidelines for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At September 30, 2000, the Bank's Tier 1 Capital and Total Capital ratios were 19.80% and 21.10%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Bank's leverage ratio at September 30, 2000 was 9.55% and the Corporation's leverage ratio was 10.34%.

MARKET RISK: The Corporation continues to monitor its exposure to various market risk sensitive instruments. These instruments and procedures employed to monitor market risks are listed in the Corporation's 1999 Annual Report. There has been no significant change in market risk since December 31, 1999.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
      (27) Financial Data Schedule

(b) Reports on Form 8-K
      None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November 2000.

                                  PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                       (Registrant)




                               BY
                                  -----------------------------
                                  (FRANK A. KISSEL, PRESIDENT
                                  AND CHIEF EXECUTIVE OFFICER)


                                  ------------------------------
                                  (ARTHUR F. BIRMINGHAM, SENIOR
                                  VICE PRESIDENT AND TREASURER)