Form 10-K
period 2000-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2001-03-23
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000        COMMISSION FILE NO. 000-23537
                                                                       ---------

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

                               TITLE OF EACH CLASS
                               -------------------
                           COMMON STOCK, NO PAR VALUE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K X .
          ---

As of February 28, 2001, 3,020,840 shares of Common Stock were outstanding and the aggregate market value of the shares held by unaffiliated stockholders was approximately $126,875,280.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's 2000 Annual Report (the "2000 Annual Report") and Definitive Proxy Statement for the Corporation's 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") are incorporated by reference into Parts II and III.

                                    FORM 10-K
                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

PART I

Item 1    Description of Business........................................................................3

Item 2    Description of Property........................................................................7

Item 3    Legal Proceedings..............................................................................7

Item 4    Submission of Matters to a Vote of Security Holders............................................7

PART II

Item 5    Market for the Registrant's Common Stock and Related Shareholders Matters......................8

Item 6    Selected Financial Data........................................................................8

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations..........8

Item 7A   Quantitative and Qualitative Disclosure About Market Risk......................................8

Item 8    Financial Statements and Supplementary Data....................................................8

Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........9

PART III

Item 10   Directors and Executive Officers of the Registrant.............................................9

Item 11   Executive Compensation........................................................................10

Item 12   Security Ownership of Certain Beneficial Owners and Management................................10

Item 13   Certain Relationships and Related Transactions................................................10

PART IV

Item 14   Exhibits, Financial Statements, and Reports on Form 8-K.......................................10

          Signatures....................................................................................12

This document contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Corporation. Such statements are not historical facts and include expressions about the Corporation's confidence, strategies and expectations about earnings, new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by forward-looking terminology such as "expect," "believe," or "anticipate," or expressions of confidence like "strong," or "on-going," or similar statements or variations of such terms. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities:

o Competitive pressure in the banking and financial services industry increases significantly.

o    Changes in the interest rate environment may reduce interest rate margins.

o General economic conditions, either nationally or in the state of New Jersey, are less favorable than expected.

The Corporation assumes NO responsibility to update such forward looking statements in the future.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                 THE CORPORATION

The Peapack-Gladstone Financial Corporation (the "Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Corporation was organized under the laws of New Jersey in August, 1997, by the Board of Directors of Peapack-Gladstone Bank (the "Bank"), its principal subsidiary, to become a holding company for the Bank. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. Deposits of the Bank are insured for up to $100,000 per depositor by the Bank Insurance Fund administered by the FDIC. The Bank is a member of the Federal Reserve System. The Bank offers financial services through fourteen full-service banking offices, and one mini-branch. The Bank maintains seven (7) branches and one (1) auxiliary office in Somerset County, two (2) in Hunterdon County and six (6) in Morris County. The Bank's wholly-owned subsidiary, Peapack-Gladstone Investment Company, Inc., holds, maintains and manages investment security portfolios for the Bank.

The Bank is primarily dedicated to providing quality, personalized financial, trust and investment services to individuals and small businesses.

Commercial loan customers of the Bank are business people, including merchants, landscapers, architects, doctors, dentists, attorneys, building contractors and restaurateurs as well as various service firms and other local retailers. Most forms of commercial lending are offered, including working capital lines of credit, term loans for fixed asset acquisitions, commercial mortgages and other forms of asset-based financing.

In addition to commercial lending activities, the Bank offers a wide range of consumer banking services, including: Checking and Savings accounts, Money Market and Interest-bearing Checking accounts, Certificates of Deposit, Individual Retirement Accounts held in Certificates of Deposit or self-directed investment accounts as well as accounts for employers' pension funds. The Bank also offers residential, commercial and construction mortgages, Home Equity lines of credit and other second mortgage loans. For children, the Bank offers a special Pony Club Savings account. New Jersey Consumer Checking Accounts are offered to low income customers. In addition, the Bank provides foreign and domestic Travelers' Checks, Personal Money Orders, Cashier's Checks and Wire Transfers. Automated Teller Machines are available at fourteen (14) locations. Via the Automatic Teller Machine access card issued by the Bank, customers may pay for commodities at Point-of-Sale merchant locations.

The Bank's Trust and Investment Department, PGB Trust and Investments, is an important function of the Bank. Since its inception in 1972, trust assets (book value) have increased to more than $709 million.

                               RECENT DEVELOPMENTS

On November 1, 2000, the Corporation's common stock became listed on the American Stock Exchange under the symbol "PGC".

On January 7, 2000, the Corporation acquired Chatham Savings Bank, FSB ("Chatham"). At the date of acquisition, Chatham had total assets of $74.5 million and deposits of $63.9 million, with two branch offices. The transaction was accounted for using the pooling of interests method of accounting and resulted in the issuance of approximately 321,017 shares of the Corporation's common stock. Each share of common stock of Chatham was exchanged for 2.293 of the Corporation's common stock. The consolidated financial statements of Peapack-Gladstone Financial Corporation have been restated to include Chatham for all periods presented. All share and per share amounts have been restated to reflect the 5% stock dividend issued in November 2000.

                               OTHER SUBSIDIARIES

In 1999, the Corporation established a directly owned subsidiary called Peapack-Gladstone Mortgage Group, Inc. At December 31, 2000, this wholly owned subsidiary had $128 million of mortgage loans and operates as a real estate investment trust.

                                    EMPLOYEES

As of December 31, 2000, the Corporation employed 167 full-time equivalent persons. Management considers relations with employees to be satisfactory.

                             PRINCIPAL MARKET AREAS

The Bank's principal market for its deposit gathering activities includes northern Somerset, northern Morris and Hunterdon Counties. The area is composed of upper-income single family homes, moderate income properties, some low-income housing and several large corporate campuses. There are numerous small retail businesses in each of the towns as well as offices for various professionals, i.e. attorneys, architects, interior decorators, physicians, etc. A portion of the market area is bisected by Interstate Highways 287 and 78 where numerous corporate offices have relocated over the past 25 years. The Bank does not have the resource capacity to satisfy the financial needs of AT&T, Merck & Co., Chubb Insurance Company, or other large corporations based in the area. However, the Bank has targeted the management and staff of these companies as potential customers. The relocation of corporate offices further out of the cities into western New Jersey has caused the relatively rural nature of the Bank's primary trade area to change dramatically.

The Bank has expanded its service areas from one office in 1968 to the present fourteen (14) full-service banking locations and one (1) mini-branch location by steadily opening new branches and its recent acquisition of Chatham Savings, FSB. All of the communities that the Bank serves are demographically similar and contiguous to the main office, affording various management economies.

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

                      GOVERNMENTAL POLICIES AND LEGISLATION

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company's cost of doing business and limit the options of its management to deploy assets and maximize income. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in state legislatures and before various bank regulatory agencies. The likelihood of any major changes and the impact such changes might have on the Corporation or the Bank is impossible to predict. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the Bank. It is intended only to briefly summarize some material provisions.

                              CAPITAL REQUIREMENTS

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At December 31, 2000, the Corporation's Tier 1 Capital and Total Capital ratios were 19.10% and 20.41%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 2000 was 9.60%.

                                     FDICIA

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. The regulations implementing these provisions of FDICIA provide that a bank is defined to be "well capitalized" if it maintains a leverage ratio of at least 5%, a risk-adjusted Tier 1 capital ratio of at least 6% and a risk-adjusted total capital ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is defined to be "adequately capitalized" if it is not deemed to be "well capitalized" and it meets all of its minimum capital requirements. In addition, a depository institution will be considered "undercapitalized" if it fails to meet any minimum required measure, "significantly undercapitalized" if it is significantly below such measure and "critically undercapitalized" if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

The Economic Growth and Regulatory Reduction Act of 1996 (the "1996 Act") included The Deposit Insurance Funds Act of 1996 (the "Funds Act") under which the FDIC was required to impose a special assessment on SAIF-assessable deposits to recapitalize the SAIF. Under the Funds Act, the FDIC will also charge assessments for SAIF and BIF deposits in a 5 to 1 ratio to pay Financing Corp. ("FICO") bonds until January 1, 2000, at which time the assessment will be equal.

During 2000 a FICO rate of approximately 5.05 basis points was charged on BIF deposits.

                    RESTRICTIONS ON THE PAYMENT OF DIVIDENDS

The holders of the Corporation's common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Corporation out of funds legally available. The only statutory limitation is that such dividends may not be paid when the Corporation is insolvent. Since the principal source of income for the Corporation will be dividends on Bank common stock paid to the Corporation by the Bank, the Corporation's ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Corporation. As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the "Banking Act"). Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC's opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by the Bank to the Corporation constitutes an unsafe or unsound practice. The Corporation is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company's capital below these minimum amounts.

                           HOLDING COMPANY SUPERVISION

The Corporation is a bank holding company within the meaning of the Holding Company Act. As a bank holding company, the Corporation is supervised by the FRB and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Holding Company Act prohibits the Corporation, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking "as to be a proper incident thereto." The Holding Company Act requires prior approval by the FRB of the acquisition by the Corporation of more than five percent of the voting stock of any additional bank. Satisfactory capital ratios and Community Reinvestment Act ratings are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through the Bank require the approval of the FDIC and the New Jersey Department of Banking and Insurance ("NJDOBI").

                               RECENT LEGISLATION

The Gramm-Leach-Bliley Financial Modernization Act of 1999 became effective in early 2000. The Modernization Act:

o allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than currently is permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

o allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

On January 19, 2000, the FRB adopted an interim rule allowing bank holding companies to submit certifications by February 15, 2000 to become financial holding companies on March 13, 2000. The FRB also provided regulations on procedures which would be used against financial holding companies which have depository institutions which fall out of compliance with the management or capital criteria. Only financial holding companies can own insurance companies and engage in merchant banking.

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

ITEM 2.     DESCRIPTION OF PROPERTY

The Corporation owns six branches and leases eight branches. The Corporation also owns two properties adjacent to the Main Office in Peapack-Gladstone, and leases an administrative and operations office building in Peapack-Gladstone.

ITEM 3.     LEGAL PROCEEDINGS

There is no currently pending litigation against the Corporation which assert claims, that if adversely decided, would have a material adverse effect on the Corporation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of Peapack-Gladstone Financial Corporation is traded on the American Stock Exchange under the symbol of PGC since November 1, 2000. The following table sets forth, for the periods indicated, the reported high and low sale prices on known trades and cash dividends declared per share by the Corporation.

                                                              CASH DIVIDEND
                                 HIGH          LOW              PER SHARE
             2000

        First Quarter           $42.85        $38.92              $0.13
        Second Quarter           36.66         35.71               0.13
        Third Quarter            36.90         36.66               0.14
        Fourth Quarter           42.94         36.90               0.14

             1999

        First Quarter           $53.10        $51.31              $0.12
        Second Quarter           51.31         50.00               0.12
        Third Quarter            50.00         48.10               0.13
        Fourth Quarter           47.62         42.86               0.13

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

On December 31, 2000, the last reported sale price of the Common Stock was $44.25. Also, on February 28, 2001, there were approximately 760 shareholders of record.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth in the 2000 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 2000 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 2000 Annual Report under the heading "Market Risk Sensitive Instruments" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 2000 Annual Report, together with the report thereon by KPMG LLP and the Notes to the Consolidated Financial Statements, are incorporated herein by reference.

The following independent auditors' report is the report made reference to by KPMG LLP in their report dated March 23, 2001, which is incorporated herein by reference together with the consolidated financial statements set forth in the 2000 Annual Report and the Notes to the Consolidated Financial Statements.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Chatham Savings, FSB and Subsidiaries:

We have audited the consolidated statements of income and comprehensive income, stockholders' equity, and cash flows of Chatham Savings, FSB (the "Savings Bank") and Subsidiaries for the year ended, December 31, 1998. These consolidated financial statements are the responsibility of the Savings Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Chatham Savings, FSB and Subsidiaries for the year then ended, in conformity with generally accepted accounting principles.

Fontanella and Babitts, CPAs
February 24, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth in the 2001 Proxy Statement with respect to the name of each nominee or director, his age, his positions and offices with the Registrant, his service on the Registrant's Board, his business experience and his family relationships with other directors, set forth under the caption "Nominees for Election as Directors" is incorporated herein by reference.

The following is a list of the Corporation's executive officers and their positions at December 31, 2000. The age of each executive officer at December 31, 2000 is disclosed in parentheses.

T. LEONARD HILL (89)

Chairman of the Board of the Corporation since 1997; Chairman of the Board of the Bank since 1989; Director of the Bank since 1944.

FRANK A. KISSEL (50)

President and Chief Executive Officer since 1997; President and Chief Executive Officer of the Bank since 1989; Senior Vice President of Somerset Trust Company 1973-1988; Engaged in the banking industry since 1973.

ROBERT M. ROGERS (42)

Senior Vice President and Assistant Secretary since 1997; Senior Vice President and Chief Operating Officer of the Bank since 1996; Senior Vice President and Comptroller of the Bank from 1992; Engaged in the banking industry since 1981.

ARTHUR F. BIRMINGHAM (49)

Senior Vice President and Treasurer since 1997; Senior Vice President and Comptroller of the Bank since 1996; Senior Vice President and Chief Financial Officer of Shrewsbury State Bank 1989-1996; Engaged in the banking industry since 1979.

CRAIG C. SPENGEMAN (45)

Senior Vice President since 1997; Senior Vice President and Senior Trust Officer of the Bank since 1993; Trust Officer from 1985; Engaged in the banking industry since 1977.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation contained in the 2001 Proxy Statement set forth under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to beneficial ownership of persons known to the Corporation to own beneficially more than five percent of the outstanding common stock contained in the 2001 Proxy Statement set forth under the caption "Beneficial Ownership of Common Stock" is incorporated herein by reference.

Information with respect to the security ownership of management contained in the 2001 Proxy Statement set forth under the caption "Beneficial Ownership of Common Stock" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions contained in the 2001 Proxy Statement set forth under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)  Financial Statements

     Those portions of the 2000 Annual Report attached hereto as Exhibit 13 contain the financial statements incorporated herein by reference.

     All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the 2000 Annual Report.

(10) Exhibits

(3)  Articles of Incorporation and By-Laws:

     A. Certificate of Incorporation dated August 14, 1997 is incorporated by reference to the Registrant's Form 10- K Annual Report for the year ended December 31, 1997.

     B. By-Laws of the Registrant adopted as of August 14,1997 are incorporated by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1997.

(10) Material Contracts:

     A. "Change in Control Agreements" dated as of January 1, 1998 by and among the Corporation, the Bank and Frank A. Kissel, Paul W. Bell, Robert M. Rogers, Craig C. Spengeman, Arthur F. Birmingham and Barbara Greco are incorporated by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 1997.

     B. Peapack-Gladstone Financial Corporation 1998 Stock Option Plan and 1998 Stock Option Plan for Outside Directors are incorporated by reference to Registrant's Registration Statement on Form S-8 dated May 19, 1998.

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


(b)  Subsidiaries of the Bank:

                                                                            PERCENTAGE OF VOTING
                                                      JURISDICTION        SECURITIES OWNED BY THE
     NAME                                           OF INCORPORATION               PARENT
     Peapack-Gladstone Investment Company, Inc.        New Jersey                   100%

     Peapack-Gladstone Financial Services, Inc.
     (Inactive)                                        New Jersey                   100%

     Peapack-Gladstone Mortgage Group, Inc.            New Jersey                   100%

(23) Consents of Experts and Counsel:

     Consent of KPMG LLP.
     Consent of Fontanella and Babitts, CPAs.

----------------------------------------

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

                                       PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                                    (Registrant)

                                       BY   T. LEONARD HILL
                                         ---------------------------------------
                                         T. Leonard Hill, Chairman of the Board

                                      DATED     MARCH 8, 2001
                                           -------------------------------------

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                                              DATE
              ---------                                              ----

/s/ T. LEONARD HILL                                                March 8, 2001
--------------------------------------------------------------
    T. Leonard Hill, Chairman of the Board


/s/ FRANK A. KISSEL                                                March 8, 2001
--------------------------------------------------------------
    Frank A. Kissel, President and CEO


/s/ ARTHUR F. BIRMINGHAM                                           March 8, 2001
--------------------------------------------------------------
    Arthur F. Birmingham, Senior Vice President and Treasurer
    (Principal Financial and Accounting Officer)


/s/ ANTHONY J. CONSI II                                            March 8, 2001
--------------------------------------------------------------
    Anthony J. Consi II, Director


/s/ PAMELA HILL                                                    March 8, 2001
--------------------------------------------------------------
    Pamela Hill, Director


/s/ JOHN D. KISSEL                                                 March 8, 2001
--------------------------------------------------------------
    John D. Kissel, Director


/s/ JAMES R. LAMB                                                  March 8, 2001
--------------------------------------------------------------
    James R. Lamb, Director


/s/ GEORGE R. LAYTON                                               March 8, 2001
--------------------------------------------------------------
    George R. Layton, Director


/s/ EDWARD A. MERTON                                               March 8, 2001
--------------------------------------------------------------
    Edward A. Merton, Director

/s/ F. DUFFIELD MEYERCORD                                          March 8,2001
--------------------------------------------------------------
    F. Duffield Meyercord, Director


/s/ JOHN R. MULCAHY                                                March 8, 2001
--------------------------------------------------------------
    John R. Mulcahy, Director


/s/ PHILIP W. SMITH III                                            March 8, 2001
--------------------------------------------------------------
    Philip W. Smith III, Director


/s/ JACK D. STINE                                                  March 8, 2001
--------------------------------------------------------------
    Jack D. Stine, Director