Form 10-Q
period 2001-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2001-05-10
CIK 1050743

FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

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




       Number of shares of Common stock outstanding as of March 31, 2001:
                                    3,028,480

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                          PART I. FINANCIAL INFORMATION


Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2000 Annual Report on Form 10-K for Peapack-Gladstone Financial Corporation (the "Corporation").

The Corporation considers that all adjustments (all of which are normal recurring accruals) necessary for a fair statement of the financial position and results of operations for these periods have been made. Results for such interim periods are not necessarily indicative of results for a full year.

                      PEAPACK-GLADSTONE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CONDITION
                               (Dollars in thousands)
                                    (Unaudited)

                                                       March 31,        December 31,
                                                         2001              2000
                                                       ---------        ------------
ASSETS
Cash and due from banks                                $  13,059         $  17,881
Federal funds sold                                        49,160            36,376
                                                       ---------         ---------
  Total cash and cash equivalents                         62,219            54,257

Interest-bearing deposits                                 15,000              --

Investment Securities:(approximate market value
  $65,354 in 2001 and $70,230 in 2000)                    63,605            69,575

Securities Available for Sale:(amortized cost
  $93,374 in 2001 and $86,069 in 2000)                    93,819            85,331

Loans:
Loans secured by real estate                             329,066           315,655
Other loans                                               27,798            28,644
                                                       ---------         ---------
   Total loans                                           356,864           344,299
     Less:  Allowance for loan losses                      3,564             3,435
                                                       ---------         ---------
   Net loans                                             353,300           340,864

Premises and equipment, net                               12,137            11,661
Other real estate owned                                       75              --
Accrued interest receivable                                3,846             4,164
Other assets                                               2,629             2,561
                                                       ---------         ---------
      TOTAL ASSETS                                     $ 606,630         $ 568,413
                                                       =========         =========

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                  $ 100,844         $ 103,858
  Interest-bearing deposits:
     Checking                                            100,784           108,780
     Savings                                              76,594            74,657
     Money market accounts                               100,333            67,962
     Certificates of deposit over $100,000                45,585            40,064
     Certificates of deposit less than $100,000          119,764           114,939
                                                       ---------         ---------
Total deposits                                           543,904           510,260
Accrued expenses and other liabilities                     5,263             2,997
                                                       ---------         ---------
      TOTAL LIABILITIES                                  549,167           513,257

STOCKHOLDERS' EQUITY
Common stock (no par value; stated value
  $1 2/3 per share; authorized 10,000,000
  shares; issued at March 31, 2001
  3,054,614 shares; issued at December
  31, 2000 3,038,715 shares.)                              5,086             5,064
Surplus                                                   25,263            25,104
Treasury Stock at cost, 26,134 shares in 2001
  and 20,642 shares in 2000                               (1,182)             (956)
Retained Earnings                                         28,028            26,420
Accumulated other comprehensive income-
  net unrealized gains/(losses) on securities
  available for sale (net of income taxes)                   268              (476)
                                                       ---------         ---------
      TOTAL STOCKHOLDERS' EQUITY                          57,463            55,156
                                                       ---------         ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 606,630         $ 568,413
                                                       =========         =========

See accompanying notes to consolidated financial statements.

                        PEAPACK-GLADSTONE FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                       (Dollars in thousands, except share data)
                                      (Unaudited)

                                                              Three months ended
                                                                   March 31,
                                                         ----------------------------
                                                            2001              2000
                                                         ----------        ----------
INTEREST INCOME

Interest and fees on loans                               $    6,791        $    5,876
Interest on investment securities:
     Taxable                                                    908               807
     Tax-exempt                                                 152               156
Interest on securities available for sale:
     Taxable                                                  1,352             1,512
Interest-bearing deposits                                        46              --
Interest on federal funds sold                                  606               246
                                                         ----------        ----------
Total interest income                                         9,855             8,597

INTEREST EXPENSE

Interest on savings account deposits                          1,587               979
Interest on certificates of deposit over $100,000               659               297
Interest on other time deposits                               1,749             1,468
                                                         ----------        ----------
Total interest expense                                        3,995             2,744
                                                         ----------        ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                5,860             5,853

Provision for loan losses                                       126               126
                                                         ----------        ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                5,734             5,727
                                                         ----------        ----------

OTHER INCOME

Service charges and fees for other services                     343               425
Trust Department income                                       1,135             1,004
Securities Gains                                               --                   1
Other income                                                     65                11
                                                         ----------        ----------
     Total other income                                       1,543             1,441

OTHER EXPENSES

Salaries and employee benefits                                2,387             2,245
Premises and equipment                                          846               789
Merger related charges                                         --                 500
Other expense                                                 1,018               994
                                                         ----------        ----------
Total other expenses                                          4,251             4,528
                                                         ----------        ----------

INCOME BEFORE INCOME TAX EXPENSE                              3,026             2,640
Income tax expense                                              996               911
                                                         ----------        ----------
     NET INCOME                                          $    2,030        $    1,729
                                                         ==========        ==========
EARNINGS PER SHARE
Basic                                                    $     0.67        $     0.57
Diluted                                                  $     0.66        $     0.56

Average basic shares outstanding                          3,021,725         3,015,072
Average diluted shares outstanding                        3,082,369         3,086,584

See accompanying notes to consolidated financial statements.

                          PEAPACK-GLADSTONE FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Dollars in thousands)
                                       (Unaudited)

                                                                    Three Months Ended
                                                                        March 31,
                                                                -------------------------
                                                                  2001             2000
                                                                --------         --------
Balance, Beginning of Period                                    $ 55,156         $ 47,575

Comprehensive income:

     Net Income                                                    2,030            1,729
     Unrealized holding gains/(losses) on securities
         arising during the period, net of tax                       744             (151)
     Less:  Reclassification adjustment for losses/gains
          included in net income                                    --                  1
                                                                --------         --------
     Unrealized holding losses on securities
         arising during the period, net of tax                       744             (150)
                                                                --------         --------

     Total Comprehensive income                                    2,774            1,579

Common Stock Options Exercised                                       183                6

Purchase of Treasury Stock                                          (226)            --

Cash Dividends Declared                                             (424)            (373)
                                                                --------         --------

Balance, March 31,                                              $ 57,463         $ 48,787
                                                                ========         ========

See accompanying notes to consolidated financial statements.

                        PEAPACK-GLADSTONE FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)
                                      (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             -------------------------
                                                               2001             2000
                                                             --------         --------
OPERATING ACTIVITIES:
Net Income:                                                  $  2,030         $  1,729
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                      270              254
Amortization of premium and accretion of
   discount on securities, net                                     38               70
Provision for loan losses                                         126              126
Gains on security sales                                          --                 (1)
Decrease/(increase) in interest receivable                        318             (261)
Decrease in other assets                                         (339)             (54)
Increase/(decrease) in other liabilities                        2,099           (1,310)
                                                             --------         --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                    4,542              553
                                                             --------         --------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities               1,879            8,922
Proceeds from maturities of securities available
   for sale                                                    17,924            5,156
Proceeds from calls of investment securities                    5,000               10
Proceeds from sales and calls of securities available
   for sale                                                    13,400             --
Purchase of investment securities                                (916)         (10,594)
Purchase of securities available for sale                     (38,661)          (1,800)
Net increase in short term investments                        (15,000)            --
Net increase in loans                                         (12,562)         (16,512)
Net increase in other real estate                                 (75)            --
Purchase of premises and equipment                               (746)          (1,733)
                                                             --------         --------
   NET CASH USED IN INVESTING ACTIVITIES                      (29,757)         (16,551)
                                                             --------         --------

FINANCING ACTIVITIES:
Net increase in deposits                                       33,644           17,750
Dividends paid                                                   (424)            (373)
Exercise of stock options                                         183               78
Purchase of Treasury Stock                                       (226)            --
                                                             --------         --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                   33,177           17,455
                                                             --------         --------

   Net increase in cash and cash equivalents                    7,962            1,457
                                                             --------         --------
Cash and cash equivalents at beginning of period               54,257           33,017
                                                             --------         --------
Cash and cash equivalents at end of period                   $ 62,219         $ 34,474
                                                             ========         ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest on deposits                                      $  3,496         $  3,150
   Income taxes                                                    73               10

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

4. COMPREHENSIVE INCOME

The Corporation's total comprehensive income for the three months ended March 31, 2001 and 2000 was $2.77 million and $1.58 million, respectively. The difference between the Corporation's net income and total comprehensive income for the three months ended March 31, 2001 and 2000 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses.

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

RESULTS OF OPERATIONS: The Corporation realized earnings of $0.66 per diluted share for first quarter of 2001 as compared to $0.56 per diluted share for the same quarter last year. Net income for the quarter rose 17.4 percent to $2.03 million compared with $1.73 million in the same period in 2000. The first quarter of 2000 included merger-related charges, net of taxes, totaling $423 thousand or $0.14 per diluted share. First quarter results produced a return on average assets of 1.40 percent and a return on average equity of 14.52 percent.

Excluding the merger-related charges recorded in the first quarter of 2000, net income declined 5.7 percent from $2.15 million in 2000 to $2.03 million in 2001. The decline in earnings was primarily due higher interest expense and other expense, offset in part by higher other income.

EARNINGS ANALYSIS

NET INTEREST INCOME: Net interest income for March 31, 2001 remained flat over the same period last year. Increased interest income was offset by a sharp increase in interest expense. On a fully tax-equivalent basis, net interest income rose 2.5 percent from $5.67 million to $5.81 million in 2000 and 2001, respectively.

Average interest-earning assets increased $73.77 million, or 15.5 percent for the first three months of 2001 over the comparable 2000 period. This was primarily the result of increased average loans, up $48.63 million, and federal funds sold and interest-bearing deposits, up $31.26 million, offset by lower average investments, lower by $6.12 million.
For the first three months of 2001, average interest-bearing liabilities were $57.98 million higher, or 15.9 percent, than the same period in 2000. The introduction of a tiered money market account and 14-month certificates of deposit with attractive rates led this rapid growth in deposits. Money market accounts grew 108.7 percent or $44.4 million, while certificates of deposit grew
14.3 percent or $20.2 million.

Average interest rates on interest-earning assets increased during the three months ended March 31, 2001 to 7.26 percent from 7.10 percent for the comparable period in 2000. The increase can be attributed to higher interest rates earned on loans and investment securities, up 23 and 20 basis points, respectively, partially offset by lower rates earned on federal funds sold and interest bearing deposits, down 39 basis points. Average interest rates on interest-bearing liabilities increased 83 basis points from 3.02 percent to 3.85 percent. The increase in interest expense was primarily due to higher rates paid on money market accounts and certificates of deposits, up 172 and 105 basis points, respectively. This contributed to a net decrease in the interest margin of 66 basis points, from 4.07 percent to 3.41 percent for the year to date ended March 31, 2000 and 2001, respectively.

OTHER INCOME: Other income increased from $1.44 million for the quarter ended March 31, 2000 to $1.54 million for the same period in 2001, a 7.1 percent increase. Contributing to this increase was a 13.0 percent increase in Trust Department income from $1.00 million for the first quarter of 2000 to $1.14 million for the first quarter of 2001, partially offset by lower service charges and fees.

OTHER EXPENSES: Other expenses totaled $4.25 million for the three months ended March 31, 2001 compared to $4.53 million the previous year. Excluding pre-tax merger-related charges of $500 thousand, other expenses for 2000 were $4.03 million, an increase of 5.5 percent over the same period in 2000. The largest component of other expense, salaries and benefits expense increased 6.2 percent. This increase from $2.25 million for the first three months of 2000 to $2.39 million for the same period of 2001 can be attributed to additions to the professional staff and upward salary adjustments to attract and maintain qualified employees. Premises and equipment expense rose $57 thousand or 7.2 percent as compared with the same three months in 2000. This increase is attributable to additional expenditures related to new branch locations and equipment upgrades. Other major components of this category, advertising, insurance, telephone, postage, and trust expense, increased by $88 thousand to $423 thousand for the first quarter of 2001 from $335 thousand for the same quarter of 2000.


NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $530 thousand and $400 thousand at March 31, 2001 and 2000, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:


(In thousands)                               March 31, 2001    December 31, 2000
                                             --------------    -----------------
Loans past due in excess of 90
  days and still accruing                         $259               $ 75
Non-accrual loans                                  196                325
Other real estate owned                             75                  0
                                                  ----               ----
Total non-performing assets                       $530               $400
                                                  ====               ====
Non-performing loans as a % of total loans         .15%               .12%
Non-performing assets as a % of total
  Loans plus other real estate owned               .15%               .12%
Allowance as a % of loans                         1.00%              1.00%

PROVISION FOR LOAN LOSSES: For the three months ended March 31, 2001, the provision for loan losses was $126 thousand, the same level as for the three months ended March 31, 2000. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions. Net recoveries were $3 thousand during the first three months of 2001 as compared to net charge-offs of $16 thousand during the same period in 2000.

A summary of the allowance for loan losses for the three month period ended March 31, follows:

(In thousands)                         2001            2000
                                    -------         -------
Balance, January 1,                 $ 3,435         $ 2,962
Provision charged to expense            126             126
Loans charged off                       (44)            (34)
Recoveries                               47              18
                                    -------         -------

Balance, March 31,                  $ 3,564         $ 3,072
                                    =======         =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 33 percent for the three months ended March 31, 2001, as compared to 35 percent for the same period in 2000. Income taxes increased $85 thousand from $911 thousand in 2000 to $996 thousand in 2001, reflecting higher taxable income.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At March 31, 2001, total shareholders' equity, including net unrealized gains, was $57.46 million, representing a 17.8 percent increase over the same period in 2000. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At

March 31, 2001, the Bank's Tier 1 Capital and Total Capital ratios were 18.54 percent and 19.84 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Bank's leverage ratio at March 31, 2001, was 8.87 percent.

MARKET RISK: The Corporation continues to monitor its exposure to various market risk sensitive instruments. These instruments and procedures employed to monitor market risks are listed in the Corporation's 2000 Annual Report. There has been no significant change in market risk since December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    (27)  Financial Data Schedule

(b) Reports on Form 8-K
    None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May 2001.




                                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                              (Registrant)




                                   BY
                                       -------------------------------------
                                       (FRANK A. KISSEL, PRESIDENT
                                       AND CHIEF EXECUTIVE OFFICER)




                                       -------------------------------------
                                       (ARTHUR F. BIRMINGHAM, SENIOR
                                       VICE PRESIDENT AND TREASURER)