Form 10-Q
period 2001-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2001-08-10
CIK 1050743

FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2001

                               -------------------

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
                                         -----        ------




        Number of shares of Common stock outstanding as of June 30, 2001:
                                    3,026,305

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                          PART I. FINANCIAL INFORMATION

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2000 Annual Report on Form 10-K for Peapack-Gladstone Financial Corporation (the "Corporation").

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

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                          June 30,  December 31,
                                                            2001       2000
                                                        ----------  ------------
ASSETS
Cash and due from banks                                 $  18,615     $  17,881
Federal funds sold                                         31,985        36,376
                                                        ---------     ---------
  Total cash and cash equivalents                          50,600        54,257

Interest-bearing deposits                                  15,000          --

Investment Securities:(approximate market value
   $61,479 in 2001 and $70,230 in 2000)                    59,870        69,575

Securities Available for Sale:(amortized cost
   $105,236 in 2001 and $86,069 in 2000)                  105,894        85,331

Loans:
Loans secured by real estate                              356,324       315,655
Other loans                                                30,070        28,644
                                                        ---------     ---------
   Total loans                                            386,394       344,299
     Less:  Allowance for loan losses                       3,699         3,435
                                                        ---------     ---------
   Net loans                                              382,695       340,864

Premises and equipment, net                                12,203        11,661
Accrued interest receivable                                 4,393         4,164
Other assets                                                2,011         2,561
                                                        ---------     ---------
      TOTAL ASSETS                                      $ 632,666     $ 568,413
                                                        =========     =========
LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                   $ 115,359     $ 103,858
  Interest-bearing deposits:
     Checking                                             103,172       108,780
     Savings                                               77,602        74,657
     Money market accounts                                 95,446        67,962
     Certificates of deposit over $100,000                 48,936        40,064
     Certificates of deposit less than $100,000           129,408       114,939
                                                        ---------     ---------
Total deposits                                            569,923       510,260
Accrued expenses and other liabilities                      3,475         2,997
                                                        ---------     ---------
     TOTAL LIABILITIES                                    573,398       513,257

STOCKHOLDERS' EQUITY
Common stock (no par value; stated value
   $1 2/3 per share; authorized 10,000,000
   shares; issued at June 30, 2001 3,055,039
   shares; issued at December 31, 2000
   3,038,715 shares.)                                       5,086         5,064
Surplus                                                    25,269        25,104
Treasury Stock at cost, 28,734 shares in 2001
 and 20,642 shares in 2000                                 (1,281)         (956)
Retained Earnings                                          29,794        26,420
Accumulated other comprehensive income-
  net unrealized gains/(losses) on securities
  available for sale (net of income taxes)                    400          (476)
                                                        ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY                           59,268        55,156
                                                        ---------     ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $ 632,666     $ 568,413
                                                        =========     =========

          See accompanying notes to consolidated financial statements.


                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                         Six months ended          Three  months ended
                                                             June 30,                   June 30,
                                                    -------------------------    -------------------------
                                                        2001         2000           2001          2000
                                                    -----------   -----------    -----------   -----------
INTEREST INCOME

Interest and fees on loans                          $    13,708   $    12,012    $     6,917   $     6,136
Interest on investment securities:
     Taxable                                              1,725         1,658            817           851
     Tax-exempt                                             314           280            162           124
Interest on securities available for sale:
     Taxable                                              2,879         2,987          1,527         1,475
     Tax-exempt                                              13          --               13          --
Interest-bearing deposits                                   224          --              178          --
Interest on federal funds sold                              988           597            382           351
                                                    -----------   -----------    -----------   -----------
Total interest income                                    19,851        17,534          9,996         8,937

INTEREST EXPENSE

Interest on savings account deposits                      3,112         2,028          1,525         1,049
Interest on certificates of deposit over $100,000         1,290           773            631           476
Interest on other time deposits                           3,607         2,838          1,858         1,370
                                                    -----------   -----------    -----------   -----------
Total interest expense                                    8,009         5,639          4,014         2,895
                                                    -----------   -----------    -----------   -----------
     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                           11,842        11,895          5,982         6,042

Provision for loan losses                                   250           252            124           126
                                                    -----------   -----------    -----------   -----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                           11,592        11,643          5,858         5,916
                                                    -----------   -----------    -----------   -----------
OTHER INCOME

Service charges and fees for other services                 669           877            326           452
Trust Department income                                   2,065         1,877            930           873
Securities Gains/(Losses)                                    79          (196)            79          (197)
Other income                                                408           227            343           216
                                                    -----------   -----------    -----------   -----------
     Total other income                                   3,221         2,785          1,678         1,344

OTHER EXPENSES

Salaries and employee benefits                            4,843         4,435          2,456         2,190
Premises and equipment                                    1,714         1,516            868           727
Merger related charges                                     --             500           --            --
Other expense                                             1,958         2,216            940         1,222
                                                    -----------   -----------    -----------   -----------
Total other expenses                                      8,515         8,667          4,264         4,139
                                                    -----------   -----------    -----------   -----------

INCOME BEFORE INCOME TAX EXPENSE                          6,298         5,761          3,272         3,121
Income tax expense                                        2,077         1,974          1,081         1,063
                                                    -----------   -----------    -----------   -----------
     NET INCOME                                     $     4,221   $     3,787    $     2,191   $     2,058
                                                    ===========   ===========    ===========   ===========
EARNINGS PER SHARE
Basic                                               $      1.40   $      1.26    $      0.73   $      0.69
Diluted                                             $      1.37   $      1.22    $      0.71   $      0.66

Average basic shares outstanding                      3,024,415     3,017,177      3,027,076     3,019,282
Average diluted shares outstanding                    3,079,557     3,082,213      3,082,218     3,084,318


          See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)


                                                   Six Months Ended
                                                       June 30,
                                                 --------------------
                                                    2001       2000
                                                 --------    --------
Balance, Beginning of Period                     $ 55,156    $ 47,575

Comprehensive income:
     Net Income                                     4,221       3,787
     Unrealized holding gains/(losses)
         on securities arising during the
         period, net of tax                           928        (205)
     Less:  Reclassification adjustment
            for (gains)/losses
            included in net income                    (52)        129
     Unrealized holding gains/(losses)
         on securities
         arising during the period, net of tax        876         (76)
                                                 --------    --------
     Total Comprehensive income                     5,097       3,711

Common Stock Options Exercised                        188         117
Purchase of Treasury Stock                           (325)       --
Cash Dividends Declared                              (848)       (747)
                                                 --------    --------
Balance, June 30,                                $ 59,268    $ 50,656
                                                 ========    ========




          See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                June 30,
                                                          ---------------------
                                                            2001        2000
                                                          --------    ---------
OPERATING ACTIVITIES:
Net Income:                                               $  4,221    $  3,787
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                   556         498
Amortization of premium and accretion of
   discount on securities, net                                  93         134
Provision for loan losses                                      250         252
(Gains)/Losses on security sales                               (79)        196
Increase in interest receivable accrued                       (229)        (16)
Decrease/(increase) in other assets                            279        (594)
Increase/(decrease) in other liabilities                       230      (2,524)
                                                          --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                 5,321       1,733
                                                          --------    --------
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities            3,408      10,305
Proceeds from maturities of securities available
   for sale                                                 46,310      19,216
Proceeds from calls of investment securities                 7,211          10
Proceeds from sales and calls of securities available
   for sale                                                 32,655       8,484
Purchase of investment securities                             (916)    (14,093)
Purchase of securities available for sale                  (98,145)    (10,248)
Net increase in short term investments                     (15,000)       --
Net increase in loans                                      (42,081)    (33,123)
Purchase of premises and equipment                          (1,098)     (2,362)
                                                          --------    --------
   NET CASH USED IN INVESTING ACTIVITIES                   (67,656)    (21,811)
                                                          --------    --------
FINANCING ACTIVITIES:
Net increase in deposits                                    59,663      25,801
Dividends paid                                                (848)       (747)
Exercise of stock options                                      188         117
Purchase of Treasury Stock                                    (325)       --
                                                          --------    --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                58,678      25,171
                                                          --------    --------
   Net (decrease)/increase in cash and cash equivalents     (3,657)      5,093
                                                          --------    --------
Cash and cash equivalents at beginning of period            54,257      33,017
                                                          --------    --------
Cash and cash equivalents at end of period                $ 50,600    $ 38,110
                                                          ========    ========
Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest on deposits                                   $  8,582    $  6,016
   Income taxes                                              2,177       2,125




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

4.   COMPREHENSIVE INCOME

The Corporation's total comprehensive income for the six months ended June 30, 2001 and 2000 was $5.10 million and $3.71 million, respectively. Comprehensive income was $2.32 million and $2.13 million for the three months ended June 30, 2001 and 2000, respectively. The difference between the Corporation's net income and total comprehensive income for the six months ended June 30, 2001 and 2000 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), was issued by the Financial Accounting Standards Board (FASB) on June 27, 2001. SFAS No. 141 eliminated pooling-of-interests accounting for mergers. All transactions initiated after June 30, 2001 must use purchase accounting. SFAS No. 141 also redefines intangible assets and requires separation of intangible assets from goodwill and requires non-amortization of new goodwill and certain intangible assets. The Company anticipates that the adoption of SFAS No. 141 will not have a material impact on the financial statements.

Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets" (SFAS No. 142), was issued by the Financial Accounting Standards Board
(FASB) on June 27, 2001. SFAS No. 142 eliminates the amortization of existing goodwill and requires evaluating goodwill for impairment on an annual basis of whenever circumstances occur that would reduce the fair value. SFAS No. 142 also requires allocation of goodwill to reporting segments defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement is effective for fiscal years beginning after December 15, 2001. The Company anticipates that the adoption of SFAS No. 142 will not have a material impact on the financial statements.

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

RESULTS OF OPERATIONS: The Corporation realized earnings of $0.71 per diluted share for second quarter of 2001 as compared to $0.66 per diluted share for the same quarter last year. Net income for the quarter rose 6.3 percent to $2.19 million compared with $2.06 million in the same period in 2000. Return on average assets for the quarter was 1.42 percent and return on average equity was
15.07 percent.

Net income for the six months ended June 30, 2001 was $4.22 million or $1.37 per diluted share. These results compare to net income of $3.79 million or $1.22 per diluted share for the first six months of 2000, including a merger related charge of $423 thousand, net of tax, or $.14 per diluted share. For the six months ended June 30, 2001, the return on average assets was 1.41 percent and the return on average equity was 14.82 percent. Excluding the merger-related charges recorded in 2000, net income was $4.21 million as compared to $4.22 million in 2001.

EARNINGS ANALYSIS

NET INTEREST INCOME: Net interest income remained flat for the second quarter of 2001 as compared to the second quarter of 2000. Net interest income on a tax-equivalent basis was $6.06 million for the three months ended June 30, 2001 and 2000. Average loans increased $56.3 million quarter to quarter while the average interest rate declined 17 basis points. Average investment securities, federal funds sold and interest bearing deposits increased $39.8 million over the second quarter of last year. The average interest earned declined 86 basis points from the second quarter of 2000 as compared to the second quarter of 2001. Total average interest bearing liabilities increased $78.1 million for the quarter ended June 30, 2001 as compared to the same quarter last year; however, interest rates paid increased 47 basis points during this same period. The combination of rising rates on the liabilities and falling rates on the assets contributed to a decrease in the net interest margin of 81 basis points, from
4.87 percent to 4.06 for the three months ended June 30, 2000 and 2001, respectively.

Net interest income for the six months ended June 30, 2001 also remained flat over the same period last year. Increased interest income was offset by an increase in interest expense. On a fully tax-equivalent basis, net interest income was $12.03 million as compared to $12.01 million for the year to date 2001 and 2000, respectively.

Average interest-earning assets increased $84.6 million, or 17.5 percent for the first six months of 2001 over the comparable 2000 period. Average loans increased 17.2 percent or $52.5 million and interest-bearing deposits including federal funds sold increased $29.4 million or 152.5 percent. Average investments increased $2.7 million or 1.7 percent.

For the first six months of 2001, average interest-bearing liabilities were $68.1 million higher, or 18.5 percent, than the same period in 2000. The funding of the loan growth was accomplished by the introduction of a tiered money market account and 14-month certificates of deposit with attractive rates. Money market accounts grew 114.6 percent or $48.7 million, while certificates of deposit grew
19.2 percent or $27.2 million.

Interest rates on average interest-earning assets decreased during the first six months of 2001 to 7.16 percent from 7.33 percent for the comparable period in 2000. The decrease can be attributed to lower interest rates on federal funds sold, down 113 basis points. Average interest rates on investment securities and loans also decreased during the six months of 2001, down 6 and 12 basis points, respectively. Average interest rates on interest-bearing liabilities increased 64 basis points from 3.07 percent to 3.71 percent. The increase in interest expense was primarily due to higher average balances in the higher rate money market accounts and certificates of deposits, up 112 and 75 basis points, respectively. This contributed to a net decrease in the interest margin of 73 basis points, from
4.88 percent to 4.15 percent for the year to date ended June 30, 2000 and 2001, respectively.

OTHER INCOME: Other income increased from $1.34 million for the quarter ended June 30, 2000 to $1.68 million for the same period in 2001, a 25.4 percent increase. Contributing to this increase was a 6.5 percent increase in Trust Department income from $873 thousand for the second quarter of 2000 to $930 thousand for the second quarter of 2001, partially offset by lower service charges and fees. The Corporation also posted security gains in the quarter ended June 30, 2001, of $79 thousand as compared to $197 thousand of security losses in the quarter ended June 30, 2000.

For the six months ended June 30, 2001, other income was $3.22 million, an increase of 15.7 percent over the same period last year. Security gains of $79 thousand were realized this year compared to $196 thousand in security losses last year. Trust Department income rose 10.0 percent to $2.07 million for the six months ended June 30, 2001 as compared to $1.88 million for the same six months in 2000 and was partially offset by lower service charges and fees.

OTHER EXPENSES: Other expenses rose 2.9 percent from $4.14 million for the three months ended June 30, 2000 to $4.26 for the same three months in 2001. Higher other expenses included salaries and benefits expense of $2.46 million, which increased 12.1 percent, and premises and equipment expense of $868 thousand, which increased of 19.4 percent. Offsetting these increases was a 23.0 percent decline in other operational expenses from $1.22 million for the quarter ended June 30, 2000 to $940 thousand for the same quarter in 2001. The reduced costs reflect the savings realized from elimination of redundant expenses associated with the Chatham Savings, FSB merger.

Other expenses totaled $8.52 million for the six months ended June 30, 2001 compared to $8.67 million the previous year, a 1.7 percent decrease. Excluding pre-tax merger-related charges of $500 thousand for 2000, other expenses increased 4.3 percent year to year. The largest component of other expense, salaries and benefits expense increased 9.0 percent from $4.44 million for the first six months of 2000 to $4.84 million for the same period of 2001. This increase can be attributed to additions to the professional staff and upward salary adjustments to attract and maintain qualified employees. Premises and equipment expense rose $198 thousand or 13.1 percent as compared with the same six months in 2000. This increase is attributable to additional expenditures related to new branch locations and equipment upgrades. Other major components of this category, advertising, insurance, telephone, postage, and trust expense, increased by $38 thousand or 6.0 percent to $675 thousand for the year to date June 30, 2001 from $637 thousand for the same period of 2000.

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $405 thousand and $421 thousand at June 30, 2001 and 2000, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

(In thousands)                              June 30, 2001  December 31, 2000
                                            -------------  ------------------
Loans past due in excess of 90
  days and still accruing                      $    11         $    75
Non-accrual loans                                  287             325
                                               -------         -------
Total non-performing assets                    $   405         $   400
                                               =======         =======
Non-performing loans as a % of total loans         .10%            .12%
Non-performing assets as a % of total
  Loans plus other real estate owned               .10%            .12%
Allowance as a % of loans                         0.96%           1.00%


PROVISION FOR LOAN LOSSES: For the three months ended June 30, 2001, the provision for loan losses was $124 thousand, compared to $126 thousand for the three months ended June 30, 2000. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions. Net recoveries were $11 thousand during the three months ended June 30, 2001 as compared to net charge-offs of $83 thousand during the same period in 2000. For the six months ended June 30, 2001, net recoveries were $14 thousand compared to $99 thousand in net charge-offs for the same period in 2000.

A summary of the allowance for loan losses for the six-month period ended June 30, follows:

(In thousands)                                    2001               2000
                                                 ------             ------
Balance, January 1,                              $3,435             $2,962
Provision charged to expense                        250                252
Loans charged off                                   (44)              (131)
Recoveries                                           58                 32
                                                 -------            ------
Balance, June 30,                                $3,699             $3,115
                                                 =======            ======


INCOME TAXES: Income tax expense as a percentage of pre-tax income was 33 percent for both the three and six months ended June 30, 2001, as compared to 34 percent for the same periods in 2000. Income taxes increased 5.6 percent from $1.97 million in 2000 to $2.08 in 2001, reflecting higher taxable income.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At June 30, 2001, total shareholders' equity, including net unrealized gains, was $59.27 million, representing a 17.0 percent increase over the same period in 2000. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At June 30, 2001, the Bank's Tier 1 Capital and Total Capital ratios were 17.84 percent and 19.10 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Bank's leverage ratio at June 30, 2001, was 8.80 percent.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on April 24, 2001, in Peapack-Gladstone, New Jersey, the following matters were discussed and voted upon:

     (1) The following persons were elected as directors of Peapack-Gladstone Financial Corporation for a term of one year:

                                                                     BROKER
        DIRECTORS               FOR       WITHHELD   ABSTAINED    NON-VOTE TOTAL
        ---------               ---       --------   ---------    --------------
   Anthony J. Consi II       2,324,017     1,094        0           130,762
   Pamela Hill               2,304,426    20,685        0           130,762
   T. Leonard Hill           2,322,874     2,237        0           130,762
   Frank A. Kissel           2,324,017     1,094        0           130,762
   John D. Kissel            2,324,017     1,094        0           130,762
   James R. Lamb             2,324,017     1,094        0           130,762
   George R. Layton          2,323,483     1,628        0           130,762
   Edward A. Merton          2,318,308     6,803        0           130,762
   F. Duffield Meyercord     2,318,842     6,269        0           130,762
   John R. Mulcahy           2,318,842     6,269        0           130,762
   Philip W. Smith III       2,322,373     2,738        0           130,762
   Jack D. Stine             2,323,160     1,951        0           130,762

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
        None

(b)   Reports on Form 8-K
        None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August 2001.

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