Form 10-Q
period 2001-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2001-11-13
CIK 1050743

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission File No. 001-16197


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



                              158 ROUTE 206 NORTH,
                           GLADSTONE, NEW JERSEY 07934
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (908) 234-0700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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


      Number of shares of Common stock outstanding as of November 9, 2001:
      --------------------------------------------------------------------
                                    3,327,130

================================================================================

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION


                         PART 1 -- FINANCIAL INFORMATION

Item 1--Financial Statements:
        Consolidated Statements of Condition September 30, 2001 and
          December 31, 2000 ..........................................   Page 3

        Consolidated  Statements of  Income for the three and nine
          months ended September 30, 2001 and 2000 ...................   Page 4

        Consolidated Statements of Changes in Stockholders' Equity
          for the nine months ended September 30, 2001 and 2000 ......   Page 5

        Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000 ..........................   Page 6

        Notes to the Consolidated Financial Statements ...............   Page 7

Item 2--Management Discussion and Analysis of Financial Condition and
        Results of Operations ........................................   Page 8

Item 3--Quantitative and Qualitative Disclosures about Market Risk ...   Page 11


                           PART 2 -- OTHER INFORMATION

Item 6--Exhibits and Reports on Form 8-K .............................   Page 11

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)


                                                    September 30,  December 31,
                                                         2001         2000
                                                    -------------  ------------
ASSETS

Cash and due from banks ............................   $ 14,802     $ 17,881
Federal funds sold .................................      4,503       36,376
                                                       --------     ---------
  Total cash and cash equivalents ..................     19,305       54,257

Interest-earning deposits ..........................     15,493         --

Investment Securities:(approximate market value
   $58,332 in 2001 and $70,230 in 2000) ............     56,140       69,575

Securities Available for Sale:(amortized cost
   $135,105 in 2001 and $86,069 in 2000) ...........    137,550       85,331

Loans:
Loans secured by real estate .......................    378,358      315,655
Other loans ........................................     30,159       28,644
                                                       --------     --------
   Total loans .....................................    408,517      344,299
     Less:  Allowance for loan losses ..............      3,825        3,435
                                                       --------     --------
   Net loans .......................................    404,692      340,864

Premises and equipment, net ........................     13,409       11,661
Accrued interest receivable ........................      4,694        4,164
Cash surrender value on life insurance .............     12,061         --
Other assets .......................................      1,753        2,561
                                                       --------     --------
      TOTAL ASSETS .................................   $665,097     $568,413
                                                       ========     ========

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits ..............   $103,261     $103,858
  Interest-bearing deposits:
     Checking ......................................     99,671      108,780
     Savings .......................................     77,888       74,657
     Money market accounts .........................    100,026       67,962
     Certificates of deposit over $100,000 .........     66,400       40,064
     Certificates of deposit less than $100,000 ....    149,766      114,939
                                                       --------     --------
Total deposits .....................................    597,012      510,260
Accrued expenses and other liabilities .............      6,102        2,997
                                                       --------     --------
     TOTAL LIABILITIES .............................    603,114      513,257

STOCKHOLDERS' EQUITY
Common stock (no par value; stated value $1-2/3
  per share; authorized 10,000,000 shares;
  issued at September 30, 2001 3,365,423 shares;
  issued at December 31, 2000 3,342,587 shares.) ...      5,604        5,064
Surplus ............................................     37,750       25,104
Treasury Stock at cost, 38,131 shares in 2001
 and 22,706 shares in 2000 .........................     (1,515)        (956)
Retained Earnings ..................................     18,665       26,420
Accumulated other comprehensive income/(loss)-
  net unrealized gains/(losses) on securities
  available for sale (net of income taxes) .........      1,479         (476)
                                                       --------     --------
      TOTAL STOCKHOLDERS' EQUITY ...................     61,983       55,156
                                                       --------     --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY .....   $665,097     $568,413
                                                       ========     ========

          See accompanying notes to consolidated financial statements.

                                 PEAPACK-GLADSTONE FINANCIAL CORPORATION

                                    CONSOLIDATED STATEMENTS OF INCOME
                                (Dollars in thousands, except share data)
                                               (Unaudited)

                                                           Nine months ended         Three months ended
                                                             September 30,             September 30,
                                                       -----------------------    -----------------------
                                                          2001         2000          2001         2000
                                                       ----------   ----------    ----------   ----------
INTEREST INCOME

Interest and fees on loans .........................   $   21,175   $   18,488    $    7,467   $    6,476
Interest on investment securities:
     Taxable .......................................        2,508        2,557           767          912
     Tax-exempt ....................................          404          456           106          160
Interest on securities available for sale:
     Taxable .......................................        4,521        4,265         1,725        1,297
     Tax-exempt ....................................           23         --              13         --
Interest-bearing deposits ..........................          429           51           185           14
Interest on federal funds sold .....................        1,110          818           143          257
                                                       ----------   ----------    ----------   ----------
Total interest income ..............................       30,170       26,635        10,406        9,116

INTEREST EXPENSE

Interest on savings account deposits ...............        4,375        3,108         1,348        1,082
Interest on certificates of deposit over $100,000...        1,930        1,279           640          506
Interest on other time deposits ....................        5,565        4,534         1,958        1,697
Interest on borrowed funds .........................            9            4             9            1
                                                       ----------   ----------    ----------   ----------
Total interest expense .............................       11,879        8,925         3,955        3,286
                                                       ----------   ----------    ----------   ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES .....................       18,291       17,710         6,451        5,830

Provision for loan losses ..........................          376          378           126          126
                                                       ----------   ----------    ----------   ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES .....................       17,915       17,332         6,325        5,704
                                                       ----------   ----------    ----------   ----------

OTHER INCOME

Service charges and fees for other services ........        1,016          970           347          321
Trust Department income ............................        2,963        2,849           909          956
Securities Gains/(Losses) ..........................          190         (200)          111           (4)
Other income .......................................          645          391           230           67
                                                       ----------   ----------    ----------   ----------
     Total other income ............................        4,814        4,010         1,597        1,340

OTHER EXPENSES

Salaries and employee benefits .....................        7,431        6,678         2,586        2,242
Premises and equipment .............................        2,563        2,167           847          704
Merger related charges .............................         --            500          --           --
Other expense ......................................        2,978        3,004         1,030          866
                                                       ----------   ----------    ----------   ----------
Total other expenses ...............................       12,972       12,349         4,463        3,812
                                                       ----------   ----------    ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE ...................        9,757        8,993         3,459        3,232
Income tax expense .................................        3,240        3,070         1,163        1,096
                                                       ----------   ----------    ----------   ----------
     NET INCOME ....................................   $    6,517   $    5,923    $    2,296   $    2,136
                                                       ==========   ==========    ==========   ==========
EARNINGS PER SHARE
Basic ..............................................   $     1.96         1.78    $     0.69   $     0.63
Diluted ............................................   $     1.92         1.74    $     0.68   $     0.63

Average basic shares outstanding ...................    3,328,009    3,322,375     3,330,275    3,322,954
Average diluted shares outstanding .................    3,393,905    3,389,429     3,396,171    3,387,778


                      See accompanying notes to consolidated financial statements.

                                                   4

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                           ------------------
                                                            2001        2000
                                                           -------    -------
Balance, Beginning of Period ...........................   $55,156    $47,575

Comprehensive income:

  Net Income ...........................................     6,517      5,923
                                                           -------    -------
  Unrealized holding gains on securities
      arising during the period, net of tax ............     2,080        448
  Less: Reclassification adjustment for (gains)/losses
       included in net income, net of tax ..............      (125)       132
                                                           -------    -------
  Unrealized holding gains on securities
      arising during the period, net of tax ............     1,955        580
                                                           -------    -------

  Total Comprehensive income ...........................     8,472      6,503

Common Stock Options Exercised .........................       261        139

Purchase of Treasury Stock .............................      (559)      (170)

Cash Dividends Declared ................................    (1,347)    (1,170)
                                                           -------    -------

Balance, September 30, .................................   $61,983    $52,877
                                                           =======    =======


          See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
OPERATING ACTIVITIES:
Net Income: ..........................................   $   6,517    $   5,923
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation .........................................         855          757
Amortization of premium and accretion of
   discount on securities, net .......................         155          184
Provision for loan losses ............................         376          378
(Gains)/Losses on security sales .....................        (190)         200
Increase in cash surrender value .....................         (60)        --
Increase in interest receivable accrued ..............        (530)        (493)
Decrease in other assets .............................         537           30
Increase/(decrease) in other liabilities .............       2,146       (1,576)
                                                         ---------    ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES .........       9,806        5,403
                                                         ---------    ---------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities ....       4,706       12,485
Proceeds from maturities of securities available
   for sale ..........................................      11,847       24,815
Proceeds from calls of investment securities .........      10,111           10
Proceeds from sales and calls of securities
   available for sale ................................      55,936       10,484
Purchase of investment securities ....................      (1,396)     (20,320)
Purchase of securities available for sale ............    (116,769)     (17,263)
Net increase in short-term investments ...............     (15,493)        --
Net increase in loans ................................     (64,204)     (43,638)
Purchase of premises and equipment ...................      (2,603)      (2,712)
Purchase of life insurance ...........................     (12,000)        --
                                                         ---------    ---------
   NET CASH USED IN INVESTING ACTIVITIES .............    (129,865)     (36,139)
                                                         ---------    ---------

FINANCING ACTIVITIES:
Net increase in deposits .............................      86,752       25,976
Dividends paid .......................................      (1,347)      (1,170)
Exercise of stock options ............................         261          139
Purchase of Treasury Stock ...........................        (559)        (170)
                                                         ---------    ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES .........      85,107       24,775
                                                         ---------    ---------
Net decrease in cash and cash equivalents ............     (34,952)      (5,961)
                                                         ---------    ---------
Cash and cash equivalents at beginning of period .....      54,257       33,017
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  19,305    $  27,056
                                                         =========    =========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest ..........................................   $  11,066    $   8,081
   Income taxes ......................................       2,189        3,105


          See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2000 Annual Report on Form 10-K for Peapack-Gladstone Financial Corporation (the "Corporation").

2. PRINCIPLES OF CONSOLIDATION

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

3. ALLOWANCE FOR LOAN LOSSES

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

4. EARNINGS PER COMMON SHARE -- BASIC AND DILUTED

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes any additional common shares as if all potentially dilutive common shares were issued (i.e., stock options).

5. COMPREHENSIVE INCOME

The difference between the Corporation's net income and total comprehensive income for the nine months ended September 30, 2001 and 2000 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses.

6. RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), was issued by the Financial Accounting Standards Board (FASB) on June 27, 2001. SFAS No. 141 eliminated pooling-of-interests accounting for mergers. All transactions initiated after June 30, 2001 must use purchase accounting. SFAS No. 141 also redefines intangible assets and requires separation of intangible assets from goodwill and requires non-amortization of new goodwill and certain intangible assets. The adoption of SFAS No. 141 has not had a material impact on the financial statements.

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

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Company is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. The Company does not anticipate that SFAS No. 143 will significantly impact the Company's consolidated financial statements.

On October 3, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The Company does not anticipate that the initial adoption of SFAS No. 144 will have a significant impact on the Company's financial statements.

                  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL: This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Such forward-looking statements include certain risks and uncertainties. These include, but are not limited to, the direction of the economy in New Jersey especially as it has been affected by recent developments, the direction of interest rates, continued levels of loan quality and origination volume, continued relationship with major customers including sources for loans, as well as the effects of general economic conditions and legal and regulatory barriers and structure. The Corporation assumes no obligation for updating such forward-looking statements at any time.

RESULTS OF OPERATIONS: The Corporation realized earnings of $0.68 per diluted share for the third quarter of 2001 as compared to $0.63 per diluted share for the same quarter last year. Net income for the quarter was $2.30 million compared with $2.14 million in the same period in 2000, a 7.5 percent increase. All per share data has been restated to give effect to a 10 percent stock dividend issued November 1, 2001 and a 5 percent stock dividend issued November 1, 2000. Return on average assets for the quarter was 1.43 percent and return on average equity was 15.29 percent.

Net income for the nine months ended September 30, 2001 was $6.52 million compared to $5.92 million for the nine months ended September 30, 2000. Year to date earnings per diluted share for September 30, 2001 and 2000 were $1.92 and $1.74, respectively. Income for 2000 includes a merger related charge of $423 thousand, net of tax, or $.12 per diluted share. Excluding the merger-related charges recorded in 2000, net income was $6.35 million as compared to $6.52 million in 2001. For the nine months ended September 30, 2001, the return on average assets was 1.42 percent and the return on average equity was 14.98 percent.

EARNINGS ANALYSIS

NET INTEREST INCOME: Net interest income increased for the third quarter of 2001 as compared to the third quarter of 2000. Net interest income on a tax-equivalent basis was $6.52 million and $5.93 million for the three months ended September 30, 2001 and 2000, respectively. Average loans increased $71.88 million or 21.9 percent quarter to quarter. The average interest rate on loans declined 32 basis points. Average investment securities, federal funds sold and interest-earning deposits increased $43.09 million over the third quarter of last year, while the average interest earned declined 84 basis points from the third quarter of 2000 as compared to the third quarter of 2001. Total average interest-bearing deposits increased $100.59 million for the quarter ended September 30, 2001 as compared to the same quarter last year and interest rates paid declined 18 basis points during this same period. The net interest margin decreased 38 basis points, from 4.15 percent to 4.53 percent for the three months ended September 30, 2001 and 2000, respectively.

The net interest margin declined 50 basis points for the nine months ended September 30, 2001 versus September 30, 2000. Net interest income for the year to date September 30, 2001 increased $890 thousand over the same period last year. On a fully tax-equivalent basis, net interest income was $18.57 million as compared to $18.04 million for the year to date 2001 and 2000, respectively. For the first nine months of 2001, average interest-earning assets increased $92.55 million, or 19.0 percent over the comparable 2000 period. Average interest-earning deposits, including federal funds sold, increased 125.0 percent or $23.80 million while average loans increased 18.9 percent or $59.13 million. Average investments increased $9.61 million or 6.2 percent. Average interest-bearing liabilities were $77.49 million or 21.0 percent higher for the nine months ended September 30, 2001 compared to the same period in 2000. Loan growth was funded by the introduction of a tiered money market account and six-month and 14-month certificates of deposit with highly competitive rates. On average, money market accounts grew $47.77 million or 110.6 percent, while certificates of deposit grew $33.17 million or 22.8 percent. Demand deposits grew $9.29 million or 10.0 percent on average.

Interest rates on average interest-earning assets declined during the nine months ended September 30, 2001 to 7.04 percent from 7.24 percent for the same period in 2000. The decrease was primarily due to lower interest rates on federal funds sold, down 118 basis points. Average interest rates on investment securities and loans also decreased during this period of 2001, down 23 and 10 basis points, respectively. Average interest rates on interest-bearing liabilities increased 34 basis points from 3.22 percent to 3.56 percent. The increase in interest expense was primarily due to higher average balances in the higher rate money market accounts and certificates of deposits, up 42 and 30 basis points, respectively. This contributed to a net decrease in the interest margin of 50 basis points, from 4.65 percent to 4.15 percent for the year to date ended September 30, 2000 and 2001, respectively.

OTHER INCOME: Other income increased 19.2 percent, from $1.34 million for third quarter 2000 to $1.60 million for the same period in 2001. Trust Department income declined 4.9 percent, from $956 thousand this quarter last year to $909 thousand for the third quarter of 2001. Service charges and fees increased $26 thousand to $347 thousand or 8.1 percent. Security gains realized in the quarter ended September 30, 2001 were $111 thousand as compared to $4 thousand of security losses in the same quarter last year.

In September 2001, the Corporation invested $12.00 million in Bank Owned Life Insurance (BOLI) to help offset the rising costs of employee benefits. Interest-earning assets were reduced by a like amount and income of $60 thousand, net of expenses, is included in other income for the third quarter.

During the nine months ended September 30, 2001, other income was $4.81 million compared to $4.01 million for the year 2000, a 20.1 percent increase. Security gains of $190 thousand were realized this year compared to $200 thousand in security losses last year. Income from the Trust Department rose 4.0 percent to $2.96 million for the nine months ended September 30, 2001 as compared to $2.85 million for the same nine months in 2000 and income from service charges and fees increased 4.7 percent to $1.02 million.

OTHER EXPENSES: Other expenses for the third quarter increased $651 thousand or
17.1 percent from $3.81 million for the quarter in 2000 to $4.46 in 2001. Other expenses included salaries and benefits expense of $2.59 million, an increase of
15.3 percent, due to additions to professional staff and branch expansion and premises and equipment expense of $847 thousand, an increase of 20.3 percent, due to a new branch location and equipment upgrades. Other operational expenses increased from $866 thousand for the quarter ended September 30, 2000 to $1.03 million for the same quarter in 2001.

For the nine months ended September 30, 2001 other expenses rose 5.0 percent or $623 thousand to $12.97 million compared to $12.35 million the previous year. Excluding pre-tax merger-related charges of $500 thousand for 2000, other expenses increased 9.5 percent year to year. Salaries and benefits expense, the largest component of other expense, increased from $6.68 million for the nine months of 2000 to $7.43 million for the same period of 2001. This increase can be attributed to additions to the professional staff, branch expansion and upward salary adjustments to attract and maintain qualified employees. Premises and equipment expense rose $396 thousand or 18.3 percent as compared with the same period in 2000. This increase is attributable to additional expenditures related to new branch locations and equipment upgrades. Other major components of this category, advertising, insurance, telephone, postage, and trust expense, increased by $111 thousand or 9.9 percent to $1.23 million for the year to date September 30, 2001 from $1.12 million for the same period of 2000.

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $449 thousand and $363 thousand at September 30, 2001 and 2000, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                     September 30,  December 31,
                                                          2001         2000
                                                     -------------  -----------
(In thousands)

Loans past due in excess of 90
  days and still accruing ..........................     $  197       $   75
Non-accrual loans ..................................        252          325
                                                         ------       ------
Total non-performing assets ........................     $  449       $  400
                                                         ======       ======

Non-performing loans as a % of total loans .........       .11%         .12%
Non-performing assets as a % of total
  Loans plus other real estate owned ...............       .11%         .12%
Allowance as a % of loans ..........................      0.94%        1.00%


PROVISION FOR LOAN LOSSES: For the three months ended September 30, 2001 and 2000, the provision for loan losses was $126 thousand. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions. Recoveries and charge-offs for the third quarter 2001 were each $13 thousand resulting in a net recovery of zero as compared to net charge-offs of $22 thousand during the same period in 2000. For the nine months ended September 30, 2001, net recoveries were $14 thousand compared to $121 thousand in net charge-offs for the same period in 2000.

A summary of the allowance for loan losses for the nine-month period ended September 30, follows:

                                                      2001           2000
                                                     ------        -------
(In thousands)

Balance, January 1, ..........................       $3,435        $2,962
Provision charged to expense .................          376           378
Loans charged off ............................          (57)         (162)
Recoveries ...................................           71            41
                                                     ------        ------
Balance, September 30, .......................       $3,825        $3,219
                                                     ======        ======


INCOME TAXES: Income tax expense as a percentage of pre-tax income was 34 percent for the three months ended September 30, 2001 and 33 percent for the nine months ended September 30, 2001, as compared to 34 percent for the same periods in 2000. The decrease in the effective tax rate is due to an increase in tax-exempt income. Income taxes increased 5.5 percent from $3.07 million in 2000 to $3.24 million in 2001, reflecting higher taxable income.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At September 30, 2001, total shareholders' equity, including net unrealized gains, was $61.98 million, representing a 17.22 percent increase over the same period in 2000. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At September 30, 2001, the Corporation's Tier 1 Capital and Total Capital ratios were 19.03 percent and 20.25 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Bank's leverage ratio at September 30, 2001, was 9.81 percent.

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


                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits
      None

(b) Reports on Form 8-K
     None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of November 2001.


                                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                           (Registrant)


                                         By
                                            ------------------------------------
                                            (Frank A. Kissel, President
                                            and Chief Executive Officer)




                                            ------------------------------------
                                            (Arthur F. Birmingham, Senior
                                            Vice President and Treasurer)