Form 10-K
period 2001-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2002-03-25
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001        COMMISSION FILE NO. 000-23537
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

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

As of February 28, 2002, 3,329,062 shares of Common Stock were outstanding and the aggregate market value of the shares held by unaffiliated stockholders was approximately $129,001,152.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's 2001 Annual Report (the "2001 Annual Report") and Definitive Proxy Statement for the Corporation's 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement") are incorporated by reference into Parts II and III.

                                    FORM 10-K

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

PART I

Item 1.    Description of Business................................................................................3

Item 2.    Description of Property................................................................................7

Item 3.    Legal Proceedings......................................................................................7

Item 4.    Submission of Matters to a Vote of Security Holders....................................................7

Item 4A.   Executive Officers of the Registrant...................................................................7

PART II

Item 5.    Market for the Registrant's Common Stock and Related Shareholders Matters..............................8

Item 6.    Selected Financial Data................................................................................8

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..................8

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk..............................................8

Item 8.    Financial Statements and Supplementary Data............................................................8

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................9

PART III

Item 10.   Directors and Executive Officers of the Registrant.....................................................9

Item 11.   Executive Compensation.................................................................................9

Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................................9

Item 13.   Certain Relationships and Related Transactions.........................................................9

PART IV

Item 14.   Exhibits, Financial Statements, and Reports on Form 8-K...............................................10

           Signatures............................................................................................12

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                 THE CORPORATION

The Peapack-Gladstone Financial Corporation (the "Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Corporation was organized under the laws of New Jersey in August, 1997, by the Board of Directors of Peapack-Gladstone Bank (the "Bank"), its principal subsidiary, to become a holding company for the Bank. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. Deposits of the Bank are insured for up to $100,000 per depositor by the Bank Insurance Fund administered by the FDIC. The Bank is a member of the Federal Reserve System. The Bank offers financial services through sixteen full-service banking offices, and one mini-branch. The Bank maintains eight (8) branches and one (1) auxiliary office in Somerset County, three (3) in Hunterdon County and six (6) in Morris County. The Bank's wholly-owned subsidiary, Peapack-Gladstone Investment Company, Inc., holds, maintains and manages investment security portfolios for the Bank.

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

In addition to commercial lending activities, the Bank offers a wide range of consumer banking services, including: Checking and Savings accounts, Money Market and Interest-bearing Checking accounts, Certificates of Deposit, Individual Retirement Accounts held in Certificates of Deposit or self-directed investment accounts as well as accounts for employers' pension funds. The Bank also offers residential and construction mortgages, Home Equity lines of credit and other second mortgage loans. For children, the Bank offers a special Pony Club Savings account. New Jersey Consumer Checking Accounts are offered to low income customers. In addition, the Bank provides foreign and domestic Travelers' Checks, Personal Money Orders, Cashier's Checks and Wire Transfers. Automated Teller Machines are available at sixteen (16) locations. Via the Automatic Teller Machine access card issued by the Bank, customers may pay for commodities at Point-of-Sale merchant locations. Internet banking is available to customers including an on-line bill payment option. The Corporation has no foreign operations.

The Bank's Trust and Investment Department, PGB Trust and Investments, is an important function of the Bank. Since its inception in 1972, trust assets (book value) have increased to more than $766 million.

                                    EMPLOYEES

As of December 31, 2001, the Corporation employed 180 full-time equivalent persons. Management considers relations with employees to be satisfactory.

                             PRINCIPAL MARKET AREAS

The Bank's principal market for its deposit gathering activities includes Somerset, Morris and Hunterdon Counties. The area is composed of upper-income single family homes, moderate income properties, some low-income housing and several large corporate campuses. There are numerous small retail businesses in each of the towns as well as offices for various professionals, i.e. attorneys, architects, interior decorators, physicians, etc. A portion of the market area is bisected by Interstate Highways 287 and 78 where numerous corporate offices have relocated over the past 25 years. The Bank does not have the resource capacity to satisfy the financial needs of AT&T, Merck & Co., Chubb Insurance Company, or other large corporations based in the area. However, the Bank has targeted the management and staff of these companies as potential customers. The relocation of corporate offices further out of the cities into western New Jersey has caused the relatively rural nature of the Bank's primary trade area to change dramatically.

The Bank has expanded its service areas from one office in 1968 to the present sixteen (16) full-service banking locations and one (1) mini-branch location by steadily opening new branches and its recent acquisition of Chatham Savings, FSB, in 2000. All of the communities that the Bank serves are demographically similar and contiguous to the main office.

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

                              CAPITAL REQUIREMENTS

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At December 31, 2001, the Corporation's Tier 1 Capital and Total Capital ratios were 18.76% and 19.98%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 2001 was 9.84%.

                                     FDICIA

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. The regulations implementing these provisions of FDICIA provide that a bank is defined to be "well capitalized" if it maintains a leverage ratio of at least 5%, a risk-adjusted Tier 1 capital ratio of at least 6% and a risk-adjusted total capital ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is defined to be "adequately capitalized" if it meets other minimum capital requirements. In addition, a depository institution will be considered "undercapitalized" if it fails to meet any minimum required measure, "significantly undercapitalized" if it is significantly below such measure and "critically undercapitalized" if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

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

During 2001 a FICO rate of approximately 4.59 basis points was charged on BIF deposits.

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

The Holding Company Act prohibits the Corporation, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking "as to be a proper incident thereto." The Holding Company Act requires prior approval by the FRB of the acquisition by the Corporation of more than five percent of the voting stock of any additional bank. Satisfactory capital ratios, Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through the Bank require the approval of the FDIC and the New Jersey Department of Banking and Insurance ("NJDOBI").

                               RECENT LEGISLATION

The Gramm-Leach-Bliley Financial Modernization Act of 1999 became effective in early 2000. The Modernization Act:

o allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than is permissible, for a bank holding company, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

o allows banks to establish subsidiaries to engage in certain activities which a financial holding company could engage in, if the bank meets certain management, capital and Community Reinvestment Act standards;

o allows insurers and other financial services companies to acquire banks; removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

o establishes the overall regulatory structure applicable to financial holding companies that also engage in insurance and securities operations.

The FRB has adopted a regulation which allows bank holding companies to submit certifications by February 15, 2000 to become financial holding companies on March 13, 2000. The FRB also promulgated regulations on procedures which would be used against financial holding companies which have depository institutions which fall out of compliance with the management or capital criteria. Only financial holding companies can own insurance companies and engage in merchant banking. The Corporation has not elected to become a financial holding company and the Bank has no financial subsidiaries.

The Modernization Act also modified other financial laws, including laws related to financial privacy and community reinvestment.

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "Act"). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002. Whether or not regulations are adopted, the law becomes effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

The Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

Additional proposals to change the laws and regulations governing the banking and financial services industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Corporation cannot be determined at this time.

ITEM 2. DESCRIPTION OF PROPERTY

The Corporation owns six branches and leases ten branches. The Corporation also owns two properties adjacent to the Main Office in Peapack-Gladstone, and leases an administrative and operations office building in Peapack-Gladstone.

ITEM 3. LEGAL PROCEEDINGS

There is no currently pending litigation against the Corporation or its subsidiaries which assert claims, that if adversely decided, would have a material adverse effect on the Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS


                                     Executive
           Name           Age      Officer Since                      Office
---------------------- ----------- -------------   ----------------------------------------------------
Arthur F. Birmingham       50           1996       Executive Vice President and Chief Financial Officer

Garrett P. Bromley         57           1997       Senior Vice President and Chief Credit Officer

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

                                                       CASH DIVIDEND
                             HIGH           LOW          PER SHARE
                            ------        ------       -------------
        2001
        ----
    First Quarter           $42.27        $35.45             $0.14
    Second Quarter           36.36         32.27              0.14
    Third Quarter            38.60         33.68              0.15
    Fourth Quarter           39.25         36.50              0.15

        2000
        ----
    First Quarter           $38.95        $35.38             $0.13
    Second Quarter           33.33         32.46              0.13
    Third Quarter            33.55         33.33              0.14
    Fourth Quarter           39.04         33.55              0.14

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

On December 31, 2001, the last reported sale price of the Common Stock was $36.82. Also, on February 28, 2002, there were approximately 763 shareholders of record.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth in the 2001 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 2001 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 2001 Annual Report under the heading "Market Risk Sensitive Instruments" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 2001 Annual Report, together with the report thereon by KPMG LLP and the Notes to the Consolidated Financial Statements, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information which will be set forth under the captions "Director Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

Effective March 31, 2001, Peapack-Gladstone established a retirement plan for eligible non-employee directors of Peapack-Gladstone and/or its subsidiaries. The plan provides 5 years of annual benefits to directors with 10 or more years of service, which commence after a director has retired from the Board. The annual benefit is equal to 25 percent of the director's final compensation, except that the percentage will increase by 5 percent for each year of service in excess of 10, but in all cases is limited to a maximum of 50 percent of final compensation. No director was credited with more than 10 years of service when the plan became effective, regardless of how long the person had served as director as of the effective date. If a director with 10 years of service ceases to be a director as a result of death or disability, or a director with 5 years of service ceases to be a director following a change in control, the director will be credited with a total of 15 years of service for plan purposes. In the event that the director dies prior to receipt of all benefits, the payments continue to the director's beneficiary or estate.

Effective March 31, 2001, Peapack-Gladstone established a nonqualified deferred compensation plan for non-employee directors covering retainer fees and the aggregate of all fees for service and attendance at Board and committee meetings. Participation is optional. Interest is paid on the deferred fees equal to that which would have been credited if such deferred fees were invested in the Peapack-Gladstone Money Market Account which yields 2.00% as of March 18, 2002. The provisions of the deferred compensation plan are designed to comply with certain rulings of the Internal Revenue Service under which the deferred amounts are not taxed until received. Under the deferred compensation plan, the directors who elect to defer their fees receive the fees either (i) in a lump sum on the first day of the calendar quarter following termination of service as director, or on the first day of a calendar quarter that is at least 5 years following the date of the original deferral election, or (ii) in substantially equal annual installments over a period of between 2 to 10 years, commencing in January of the calendar year following the calendar year during which the director ceases serving as director. In the event the director dies, within a reasonable period of time following his or her death, the amount credited to the director's deferred compensation account shall be paid in a lump sum to the director's beneficiary or estate.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation contained in the 2002 Proxy Statement set forth under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to beneficial ownership of persons known to the Corporation to own beneficially more than five percent of the outstanding common stock contained in the 2002 Proxy Statement set forth under the caption "Beneficial Ownership of Common Stock" is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules:

     Those portions of the 2001 Annual Report attached hereto as Exhibit 13 contain the financial statements incorporated herein by reference.

     All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the 2001 Annual Report.

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

          C. "Change in Control Agreement" dated April 3, 1998 by and among the Corporation, the Bank and Garrett P. Bromley.

          D. Agreement and Plan of Merger dated August 26, 1999 between Peapack-Gladstone and Chatham Savings, FSB is incorporated herein by reference to Peapack-Gladstone's Report on Form 8-K filed with the Commission on September 7, 1999.

     (13) Annual Report to Shareholders

     (21) List of Subsidiaries:

     (a) Subsidiaries of the Corporation:

                                                         PERCENTAGE OF VOTING
                                       JURISDICTION     SECURITIES OWNED BY THE
     NAME                            OF INCORPORATION           PARENT
     --------------------------------------------------------------------------
     Peapack-Gladstone Bank             New Jersey               100%

     (b) Subsidiaries of the Bank:

     NAME
     ----
     Peapack-Gladstone Investment
     Company, Inc.                      New Jersey               100%

     Peapack-Gladstone Financial
     Services, Inc. (Inactive)          New Jersey               100%

     (c) Subsidiaries of Peapack-Gladstone Investment Company, Inc:

     NAME
     ----
     Peapack-Gladstone Mortgage
     Group                              New Jersey               100%

   (23)  Consents of Experts and Counsel:

         Consent of KPMG LLP
         ------------------------------------------------

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

                                       PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                                     (Registrant)

                                      BY       FRANK A. KISSEL
                                         ---------------------------------------
                                          Frank A. Kissel, Chairman of the Board

                                      DATED      MARCH 14, 2002
                                           -------------------------------------

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            SIGNATURE                                                DATE
            ---------                                                ----
T. LEONARD HILL                                                 March 14, 2002
------------------------------------------------------
T. Leonard Hill, Director

FRANK A. KISSEL                                                 March 14, 2002
------------------------------------------------------
Frank A. Kissel, Chairman of the Board

ARTHUR F. BIRMINGHAM                                            March 14, 2002
------------------------------------------------------
Arthur F. Birmingham, Executive Vice President and CFO
(Principal Financial and Accounting Officer)

ANTHONY J. CONSI II                                             March 14, 2002
------------------------------------------------------
Anthony J. Consi II, Director

PAMELA HILL                                                     March 14, 2002
------------------------------------------------------
Pamela Hill, Director

JOHN D. KISSEL                                                  March 14, 2002
------------------------------------------------------
John D. Kissel, Director

JAMES R. LAMB                                                   March 14, 2002
------------------------------------------------------
James R. Lamb, Director

GEORGE R. LAYTON                                                March 14, 2002
------------------------------------------------------
George R. Layton, Director

EDWARD A. MERTON                                                March 14, 2002
------------------------------------------------------
Edward A. Merton, Director

F. DUFFIELD MEYERCORD                                           March 14, 2002
------------------------------------------------------
F. Duffield Meyercord, Director

JOHN R. MULCAHY                                                 March 14, 2002
------------------------------------------------------
John R. Mulcahy, Director

ROBERT M. ROGERS                                                March 14, 2002
------------------------------------------------------
Robert M. Rogers, President and COO

PHILIP W. SMITH III                                             March 14, 2002
------------------------------------------------------
Philip W. Smith III, Director

CRAIG C. SPENGEMAN                                              March 14, 2002
------------------------------------------------------
Craig C. Spengeman, President, PGB Trust and Investments

JACK D. STINE                                                   March 14, 2002
------------------------------------------------------
Jack D. Stine, Director