Form 10-Q
period 2002-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2002-05-09
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 2002


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to


                          Commission File No. 001-16197




                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



          New Jersey                                             22-3537895
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



                              158 Route 206 North,
                           Gladstone, New Jersey 07934
          (Address of principal executive offices, including zip code)

                                 (908) 234-0700
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No         .
   ---------     ---------


         Number of shares of Common stock outstanding as of May 1, 2002:
                                    3,336,164

                               PEAPACK-GLADSTONE FINANCIAL CORPORATION


                                    PART 1 FINANCIAL INFORMATION


Item 1    Financial Statements:

          Consolidated Statements of Condition March 31, 2002 and December 31, 2001          Page 3

          Consolidated Statements of Income for the three months ended March 31, 2002        Page 4
          and 2001

          Consolidated Statements of Changes in Stockholders' Equity for the three           Page 5
          months ended March 31, 2002 and 2001

          Consolidated Statements of Cash Flows for the three months ended March 31,         Page 6
          2002 and 2001

          Notes to the Consolidated Financial Statements                                     Page 7

Item 2    Management Discussion and Analysis of Financial Condition and Results of           Page 8
          Operations

Item 3    Quantitative and Qualitative Disclosures about Market Risk                         Page 10

                                      PART 2 OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                                   Page 10

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 March 31,      December 31,
                                                                   2002            2001
                                                                ---------       ------------
ASSETS
Cash and due from banks                                         $  17,080       $  17,440
Federal funds sold                                                  7,841           2,543
                                                                ---------       ---------
  Total cash and cash equivalents                                  24,921          19,983

Interest-earning deposits                                             472          15,634

Investment Securities: (approximate market value
  $61,191 in 2002 and $50,480 in 2001)                             60,030          48,722

Securities Available for Sale: (amortized cost
  $215,756 in 2002 and $171,529 in 2001)                          214,572         172,620

Loans:
Loans secured by real estate                                      393,540         384,767
Other loans                                                        32,489          32,166
                                                                ---------       ---------
  Total loans                                                     426,029         416,933
    Less:  Allowance for loan losses                                4,200           4,023
                                                                ---------       ---------
  Net loans                                                       421,829         412,910

Premises and equipment, net                                        13,434          13,474
Accrued interest receivable                                         4,882           5,197
Cash surrender value                                               12,425          12,244
Other assets                                                        2,314           3,989
                                                                ---------       ---------
      TOTAL ASSETS                                              $ 754,879       $ 704,773
                                                                =========       =========

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                           $ 115,511       $ 113,011
  Interest-bearing deposits:
    Checking                                                      116,985         110,878
    Savings                                                        87,929          82,268
    Money market accounts                                         136,383         109,326
    Certificates of deposit over $100,000                          60,655          59,900
    Certificates of deposit less than $100,000                    159,093         155,520
                                                                ---------       ---------
Total deposits                                                    676,556         630,903
Borrowed Funds                                                      5,000           5,000
Accrued expenses and other liabilities                              9,181           5,785
                                                                ---------       ---------
     TOTAL LIABILITIES                                            690,737         641,688

STOCKHOLDERS' EQUITY
Common stock (no par value; stated value $1 2/3 per share;
  authorized 10,000,000 shares; issued at March 31, 2002
  3,379,076 shares; issued at December 31, 2001 3,368,127
  shares.)                                                          5,626           5,608
Surplus                                                            37,997          37,838
Treasury Stock at cost, 44,896 shares in 2002
 and 40,279 shares in 2001                                         (1,785)         (1,588)
Retained Earnings                                                  23,034          20,572
Accumulated other comprehensive (loss)/income-
  net unrealized (losses)/gains on securities
  available for sale (net of income taxes)                           (730)            655
                                                                ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY                                   64,142          63,085
                                                                ---------       ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 754,879       $ 704,773
                                                                =========       =========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                       --------------------------
                                                          2002            2001
                                                       ----------      ----------
INTEREST INCOME

Interest and fees on loans                             $    7,320      $    6,666
Interest on investment securities:
  Taxable                                                     649             916
  Tax-exempt                                                   91             145
Interest on securities available for sale:
  Taxable                                                   2,389           1,315
  Tax-exempt                                                   80               1
Interest-earning deposits                                     132              59
Interest on federal funds sold                                 29             592
                                                       ----------      ----------
Total interest income                                      10,690           9,694

INTEREST EXPENSE

Interest on savings account deposits                          958           1,551
Interest on certificates of deposit over $100,000             556             659
Interest on other time deposits                             1,409           1,749
Interest on borrowed funds                                     58            --
                                                       ----------      ----------
Total interest expense                                      2,981           3,959
                                                       ----------      ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                              7,709           5,735

Provision for loan losses                                     199             126
                                                       ----------      ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                              7,510           5,609
                                                       ----------      ----------

OTHER INCOME

Service charges and fees for other services                   410             332
Trust department income                                     1,146           1,131
Securities gains                                               17            --
Bank owned life insurance                                     197            --
Other income                                                  197             171
                                                       ----------      ----------
     Total other income                                     1,967           1,634

OTHER EXPENSES

Salaries and employee benefits                              2,927           2,387
Premises and equipment                                        970             833
Other expense                                               1,235             997
                                                       ----------      ----------
Total other expenses                                        5,132           4,217
                                                       ----------      ----------

INCOME BEFORE INCOME TAX EXPENSE                            4,345           3,026
Income tax expense                                          1,384             996
                                                       ----------      ----------
     NET INCOME                                        $    2,961      $    2,030
                                                       ==========      ==========
EARNINGS PER SHARE
Basic                                                  $     0.89      $     0.61
Diluted                                                $     0.87      $     0.60

Average basic shares outstanding                        3,329,403       3,323,897
Average diluted shares outstanding                      3,387,180       3,390,606


See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                         2002           2001
                                                       --------       --------
Balance, Beginning of Period                           $ 63,085       $ 55,156

Comprehensive income:

  Net Income                                              2,961          2,030
                                                       --------       --------
  Unrealized holding (losses)/gains on securities
    arising during the period, net of tax                (1,374)           744
  Less:  Reclassification adjustment for (gains)
    included in net income, net of tax                      (11)          --
                                                       --------       --------
                                                         (1,385)           744
                                                       --------       --------
  Total Comprehensive income                              1,576          2,774

Common Stock Options Exercised                              177            253
Purchase of Treasury Stock                                 (197)          (226)
Cash Dividends Declared                                    (499)          (424)
                                                       --------       --------
Balance, March 31,                                     $ 64,142       $ 57,533
                                                       ========       ========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                           -----------------------
                                                             2002           2001
                                                           --------       --------
OPERATING ACTIVITIES:
Net Income:                                                $  2,961       $  2,030
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation                                                    312            270
Amortization of premium and accretion of
  discount on securities, net                                   143             38
Provision for loan losses                                       199            126
(Gains) on security sales                                       (17)          --
Increase in cash surrender value                               (181)          --
Decrease in interest receivable accrued                         315            318
Decrease/(increase) in other assets                           2,182           (339)
Increase in other liabilities                                 3,780          2,099
                                                           --------       --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                  9,694          4,542
                                                           --------       --------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities             3,232          1,879
Proceeds from maturities of securities available
  for sale                                                    1,570         17,924
Proceeds from calls of investment securities                  1,220          5,000
Proceeds from sales and calls of securities available
  for sale                                                   21,188         13,400
Purchase of investment securities                           (15,783)          (916)
Purchase of securities available for sale                   (67,089)       (38,661)
Net increase in short-term investments                       15,162        (15,000)
Net increase in loans                                        (9,118)       (12,562)
Net increase in other real estate                              --              (75)
Purchase of premises and equipment                             (272)          (746)
                                                           --------       --------
   NET CASH USED IN INVESTING ACTIVITIES                    (49,890)       (29,757)
                                                           --------       --------
FINANCING ACTIVITIES:
Net increase in deposits                                     45,653         33,644
Dividends paid                                                 (499)          (424)
Exercise of stock options                                       177            183
Purchase of Treasury Stock                                     (197)          (226)
                                                           --------       --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                 45,134         33,177
                                                           --------       --------
Net increase in cash and cash equivalents                     4,938          7,962
                                                           --------       --------
Cash and cash equivalents at beginning of period             19,983         54,257
                                                           --------       --------
Cash and cash equivalents at end of period                 $ 24,921       $ 62,219
                                                           ========       ========
Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                                 $  2,509       $  3,496
  Income taxes                                                 --               73

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2001 Annual Report on Form 10-K for Peapack-Gladstone Financial Corporation (the "Corporation").

2. PRINCIPLES OF CONSOLIDATION

The Corporation considers that all adjustments (all of which are normal recurring accruals) necessary for a fair presentation of the statement of the financial position and results of operations in accordance with accounting principals generally accepted in the United States for these periods have been made. Results for such interim periods are not necessarily indicative of results for a full year.

The consolidated financial statements of Peapack-Gladstone Financial Corporation are prepared on the accrual basis and include the accounts of the Corporation and its wholly-owned subsidiary, the Peapack-Gladstone Bank. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

3.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that management considers adequate to reflect the risk of future losses inherent in the Corporation's loan portfolio. In its evaluation of the adequacy of the allowance for loan losses, management considers past loan loss experience, changes in the composition of non-performing loans, the condition of borrowers facing financial pressure, the relationship of the current level of the allowance to the credit portfolio and to non-performing loans and existing economic conditions. The process of determining the adequacy of the allowance is a critical accounting policy of the Corporation and is necessarily judgmental and subject to changes in external conditions. The allowance is increased by provisions charged to expense and reduced by net charge-offs.

4.  EARNINGS PER COMMON SHARE - BASIC AND DILUTED

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share includes any additional common shares as if all potentially dilutive common shares were issued (i.e., stock options).

5.  COMPREHENSIVE INCOME

The difference between the Corporation's net income and total comprehensive income for the three months ended March 31, 2002 and 2001 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Corporation's consolidated financial statements.

In August, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. The Corporation is required to adopt the provisions of SFAS No. 143 for fiscal years beginning after June 15, 2002. The Corporation does not anticipate that SFAS No. 143 will significantly impact the Corporation's consolidated financial statements.

On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and periodically reviewed for impairment.

The Corporation adopted the provisions of SFAS No. 142 on January 1, 2002. The Corporation had $563,000 in recorded goodwill at January 1, 2002, with previously annual amortization of $100,000. The ceasation of amortization upon the adoption of SFAS No. 142 had no significant impact on report operations for the first quarter of 2002 as compared to the prior year quarter ended March 31, 2001 which included $25,000 of goodwill amortization. Excluding the $25,000 amortization recorded in the quarter ended March 31, 2001, the basic and diluted earnings per share was $0.62 and $0.61, respectively.


            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL: This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Such forward-looking statements include certain risks and uncertainties. These include, but are not limited to, the direction of the economy in New Jersey, the direction of interest rates, continued levels of loan quality and origination volume, continued relationships with major customers including sources for loans, as well as the effects of general economic conditions and legal and regulatory barriers and structure. Actual results may differ materially from such forward looking statements. The Corporation assumes no obligation for updating such forward-looking statements at any time.


RESULTS OF OPERATIONS: The Corporation reported earnings of $0.87 per diluted share for the first quarter ended March 31, 2002, an increase of 45.0 percent over the $0.60 per diluted share for the first quarter of 2001. Net income increased to $2.96 million for the quarter compared with $2.03 million for the first quarter of 2001. First quarter results produced a return on average assets of 1.64 percent and a return on average equity of 18.32 percent.


EARNINGS ANALYSIS

NET INTEREST INCOME: Net interest income is the largest source of the Corporation's operating income. Net interest income for the first quarter of 2002 was $7.71 million as compared to $5.74 million for the first quarter of 2001, an increase of $1.97 million or 34.4 percent. Loan and deposit growth, the redeployment of lower yielding short-term assets into higher yielding securities and lower cost of funds were all significant factors in the increase in net interest income. The net interest margin was 4.57 percent in the first quarter of 2002 as compared to 4.08 percent for the first quarter of 2001.

Average interest earning assets increased $131.8 million or 24.2 percent for the quarter ended March 31, 2002 as compared to the same period in 2001. This was primarily due to the increase in average loan balances and average investment securities balances which increased $72.8 million and $88.4 million, respectively. Partially offsetting this increase were lower average balances of federal funds sold and interest-earning deposits which declined $29.3 million on average.

Average interest-bearing liabilities for the quarter ended March 31, 2002 increased $119.4 million or 28.5 percent from the same period in 2001. Average balances in each category of interest-bearing liabilities increased as certificates of deposits, money market accounts, interest-bearing checking and savings accounts increased by $51.5 million, $34.7 million, $14.1 million and $11.0 million, respectively. Federal Home Loan Bank advances were $8.0 million on average for the first quarter of 2002 as compared to $0 in the same quarter a year ago. Average demand deposits increased $13.6 million or 13.8 percent as compared to the first quarter of 2001.

Average interest rates earned on interest earning assets declined 77 basis points to 6.43 percent in the fist quarter 2002 from 7.20 percent earned in the first quarter of 2001. The average interest rates earned on loans declined 72 basis points and average rates earned on investment securities declined 82 basis points in the first quarter of 2002 as compared with the same period in 2001. The average interest rate paid on interest-bearing liabilities declined to 2.25 percent in the first quarter of 2002 as compared to 3.83 percent in the same period in 2001. The average rate paid on certificate of deposits declined 230 basis points and average rates paid on money market accounts declined 276 basis points in the first quarter of 2002 as compared with the same period in 2001.

OTHER INCOME: Other income amounted to $1.9 million for the quarter ended March 31, 2002 while the comparable amount for the prior year period was $1.6 million.

PGB Trust and Investments, the bank's trust division, generated gross fees of $1.15 million for the first quarter of 2002 as compared to $1.13 million in the first quarter of 2001.

Service charges and fees increased 23.5 percent to $410 thousand for the quarter ended March 31, 2002 as compared with the prior year quarter. This growth reflects the overall higher level of accounts and new branch locations.

In the third quarter of 2001, the Corporation invested $12 million in Bank Owned Life Insurance (BOLI) to assist in offsetting the rising cost of employee benefits. Income of $197 thousand is included in other income for the first quarter of 2002 as compared to $0 for the same period in 2001.


OTHER EXPENSES: Other expenses totaled $5.1 million for the quarter ended March 31, 2002, an increase of $0.9 million or 22 percent from the comparable 2001 period.

The largest component of other expense are salaries and employee benefits expense which totaled $2.9 million for the quarter ended March 31, 2002 as compared to $2.4 million in the first quarter of 2001. This increase can be attributed to additions to the professional staff, upward salary adjustments to attract and retain highly qualified employees and the opening of two branch locations.

Premises and equipment expense increased $137 thousand, from $833 thousand for the quarter ended March 31, 2001 to $970 thousand for the quarter ended March 31, 2002. This increase can be attributed to an overall increase in the cost of operating bank facilities including the aforementioned two new branch locations.

The significant components of other expense include professional fees, trust department expense, advertising, telephone, postage, data processing and stationery expense which totaled $1.2 million and $1.0 million for the quarters ended March 31, 2002 and 2001, respectively.


NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $433 thousand and $455 thousand at March 31, 2002 and 2001, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                             March 31,
                                                         ----------------
(In thousands)                                            2002       2001
                                                         -----      -----
Loans past due in excess of 90
  days and still accruing                                $ 216      $ 259
Non-accrual loans                                          217        196
                                                         -----      -----
Total non-performing assets                              $ 433      $ 455
                                                         =====      =====


Non-performing loans as a % of total loans                0.10%      0.13%
Non-performing assets as a % of total
  Loans plus other real estate owned                      0.10%      0.13%
Allowance as a % of loans                                 0.99%      1.00%

PROVISION FOR LOAN LOSSES: For the three months ended March 31, 2002 and 2001, the provision for loan losses was $199 thousand and $126 thousand, respectively. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions. Net charge-offs for the first quarter of 2002 were $22 thousand as compared to net recoveries of $3 thousand during the same period of 2001.

A summary of the allowance for loan losses for the three-month period ended March 31, follows:

(In thousands)                                        2002          2001
                                                    -------       -------
Balance, January 1,                                 $ 4,023       $ 3,435
Provision charged to expense                            199           126
Loans charged off                                       (25)          (44)
Recoveries                                                3            47
                                                    -------       -------
Balance, March 31,                                  $ 4,200       $ 3,564
                                                    =======       =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 32 percent for the three months ended March 31, 2002 and 33 percent for the three months ended March 31, 2001. The decrease in the effective tax rate is due to an increase in cash surrender value of Bank Owned Life Insurance. Income taxes increased 39.0 percent from $996 thousand in 2001 to $1.38 million in 2002, reflecting higher taxable income.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At March 31, 2002, total shareholders' equity, including net unrealized losses, was $64.14 million, representing a 11.5 percent increase over the same period in 2001. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At March 31, 2002, the Corporation's Tier 1 Capital and Total Capital ratios were 18.98 percent and 20.21 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at March 31, 2002, was 8.92 percent.

MARKET RISK: The Corporation continues to monitor its exposure to various market risk sensitive instruments. These instruments and procedures employed to monitor market risks are listed in the Corporation's 2001 Annual Report. There has been no significant change in market risk since December 31, 2001.


                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (10) Material Contracts

          A. Peapack-Gladstone Financial Corporation 2002 Long-Term Incentive Plan dated January 10, 2002

          B. Peapack-Gladstone Financial Corporation 2002 Stock Option Plan for Outside Directors dated January 10, 2002

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of May 2002.

                                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                          (Registrant)




                                         By ____________________________________
                                            (Frank A. Kissel, Chairman
                                            and Chief Executive Officer)




                                            ____________________________________
                                            (Arthur F. Birmingham, Executive
                                             Vice President and Chief Financial
                                             Officer)

                                    EXHIBIT A

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                       2002 LONG-TERM STOCK INCENTIVE PLAN
                     (Adopted by Directors January 10, 2002)
                    (Adopted by Shareholders April 23, 2002)

1. Purpose. The purpose of the Plan is to provide additional incentive to those officers and key employees of the Company and its Subsidiaries whose substantial contributions are essential to the continued growth and success of the Company's business in order to strengthen their commitment to the Company and its Subsidiaries, to motivate such officers and employees to faithfully and diligently perform their assigned responsibilities and to attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company. To accomplish such purposes, the Plan provides that the Company may grant Incentive Stock Options, Nonqualified Stock Options, Restricted Stock Awards and Stock Appreciation Rights.

2.   Definitions. For purposes of this Plan:

(a) "Agreement" means the written agreement between the Company and an Optionee or Grantee evidencing the grant of an Option or Award and setting forth the terms and conditions thereof.

(b) "Award" means a grant of Restricted Stock or Stock Appreciation Rights, or either or both of them.

(c)  "Bank" means Peapack-Gladstone Bank, a Subsidiary.

(d)  "Board" means the Board of Directors of the Company.

(e) "Cause" means termination upon an intentional failure to perform stated duties, breach of a fiduciary duty involving personal dishonesty or willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order.

(f) "Change in Capitalization" means any increase, reduction, change or exchange of Shares for a different number or kind of shares or other securities of the Company by reason of a reclassification, recapitalization, merger, consolidation, reorganization, issuance of warrants or rights, stock dividend, stock split or reverse stock split, combination or exchange of shares, repurchase of shares, change in corporate structure or otherwise.

(g) "Change in Control" means an event of a nature that: (1) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) who is not now presently but becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the Company's outstanding securities except for any securities purchased by any tax-qualified employee benefit plan of the Company; or (2) individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause (2), considered as though he were a member of the Incumbent Board; or (3) filing is made for regulatory approval to implement a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Company or similar transaction in which the Company is not the resulting entity or such plan, merger, consolidation, sale or similar transaction occurs; or (4) a proxy statement soliciting proxies from shareholders of the Company shall be distributed by someone other than the current management of the Company, seeking stockholder approval of a plan of reorganization, merger or consolidation of the Company or similar transaction with one or more corporations as a result of which the outstanding shares of the class of securities then subject to the plan or transaction are exchanged for or converted into cash or property or securities not issued by the Company; or (5) a tender offer is made for 25% or more of the voting securities of the Company.

(h)  "Code" means the Internal Revenue Code of 1986, as amended.

(i) "Committee" means a committee consisting solely of two (2) or more directors who are Non-Employee Directors (as defined in Rule 16b-3 of the Exchange Act as it may be amended from time to time) of the Company and outside directors as defined pursuant to Section 162(m) of the Code (as it may be amended from time to time) appointed by the Board to administer the Plan and to perform the functions set forth herein. Directors appointed by the Board to the Committee shall have the authority to act notwithstanding the failure to be so qualified.

(j) "Company" means Peapack-Gladstone Financial Corporation, a New Jersey corporation.

(k) "Disability" means the permanent and total inability by reason of mental or physical infirmity, or both, of an employee to perform the work customarily assigned to him. Additionally, a medical doctor selected or approved by the Board of Directors must advise the Committee that it is either not possible to determine when such Disability will terminate or that it appears probable that such Disability will be permanent during the remainder of the individual's lifetime.

(l) "Eligible Employee" means any officer or other key employee of the Company or a Subsidiary designated by the Committee as eligible to receive Options or Awards subject to the conditions set forth herein.

(m) "Escrow Agent" means the escrow agent under the Escrow Agreement, designated by the Committee.

(n) "Escrow Agreement" means an agreement between the Company, the Escrow Agent and a Grantee, in the form specified by the Committee, under which shares of Restricted Stock awarded pursuant hereto shall be held by the Escrow Agent until either (a) the restrictions relating to such shares expire and the shares are delivered to the Grantee or (b) the Company reacquires the shares pursuant hereto and the shares are delivered to the Company.

(o)  "Exchange Act" means the Securities Exchange Act of 1934, as amended.

(p) "Fair Market Value" means the fair market value of the Shares as determined by the Committee in its sole discretion; provided, however, that (A) if the Shares are admitted to quotation on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or other comparable quotation system and have been designated as a National Market System ("NMS") security, Fair Market Value on any date shall be the last sale price reported for the Shares on such system on such date or on the last day preceding such date on which a sale was reported, (B) if the Shares are admitted to quotation on NASDAQ and have not been designated a NMS security, Fair Market Value on any date shall be the average of the highest bid and lowest asked prices of the Shares on such system on such date, or
     (C) if the Shares are admitted to trading on a national securities exchange, Fair Market Value on any date shall be the last sale price reported for the Shares on such exchange on such date or on the last date preceding such date on which a sale was reported.

(q)  "Grantee" means a person to whom an Award has been granted under the Plan.

(r) "Incentive Stock Option" means an Option within the meaning of Section 422 of the Code.

(s) "Nonqualified Stock Option" means an Option which is not an Incentive Stock Option.

(t) "Option" means an Incentive Stock Option, a Nonqualified Stock Option, or either or both of them.

(u) "Optionee" means a person to whom an Option has been granted under the Plan.

(v) "Parent" means any corporation in an unbroken chain of corporations ending with the Company, if each of the corporations other than the Company owns stock possessing 50% or more of the total combined voting power of all classes of stock of one of the other corporations in such chain.

(w) "Plan" means the Peapack-Gladstone Financial Corporation 2002 Long-Term Stock Incentive Plan as set forth in this instrument and as it may be amended from time to time.

(x) "Restricted Stock" means Shares issued or transferred to an Eligible Employee which are subject to restrictions as provided in Section 8 hereof.

(y) "Retirement" means retirement at the normal or early retirement date as set forth in the Peapack-Gladstone Bank Retirement Plan.

(z) "Shares" means the common stock, no par value, of the Company (including any new, additional or different stock or securities resulting from a Change in Capitalization).

(aa) "Stock Appreciation Right" means a right to receive all or some portion of the increase in the value of shares of Common Stock as provided in Section 7 hereof.

(bb) "Subsidiary" means any corporation in an unbroken chain of corporations, beginning with the Company, if each of the corporations other than the last corporation in the unbroken chain owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

(cc) "Successor Corporation" means a corporation, or a parent or subsidiary thereof, which issues or assumes a stock option in a transaction to which
     Section 425(a) of the Code applies.

(dd) "Ten-Percent Shareholder" means an eligible Employee, who, at the time an Incentive Stock Option is to be granted to him, owns (within the meaning of Section 422(b)(6) of the Code) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, a Parent or a Subsidiary within the meaning of Section 422(b)(6) of the Code.

3.   Administration.

(a) The Plan shall be administered by the Committee which shall hold meetings at such times as may be necessary for the proper administration of the Plan. The Committee shall keep minutes of its meetings. A majority of the Committee shall constitute a quorum and a majority of a quorum may authorize any action. Each member of the Committee shall be a Non-Employee Director (as defined in Rule 16b-3 of the Exchange Act as it may be amended from time to time) and an outside director as defined pursuant to Section 162(m) of the Code as it may be amended from time to time. No failure to be so qualified shall invalidate any Option or Award or any action or inaction under the Plan. No member of the Committee shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan, the Options or the Awards, and all members of the Committee shall be fully indemnified by the Company with respect to any such action, determination or interpretation.

     Subject to the express terms and conditions set forth herein, the Committee shall have the power from time to time:

(1) to determine those Eligible Employees to whom Options shall be granted under the Plan and the number of Incentive Stock Options and/or Nonqualified Options to be granted to each eligible Employee and to prescribe the terms and conditions (which need not be identical) of each Option, including the purchase price per share of each Option;

(2) to select those Eligible Employees to whom Awards shall be granted under the Plan and to determine the number of shares of Restricted Stock and/or Stock Appreciation Rights to be granted pursuant to each Award, the terms and conditions of each Award, including the restrictions or performance criteria relating to such shares or rights, the purchase price per share, if any, of Restricted Stock and whether Stock Appreciation Rights will be granted alone or in conjunction with an Option;

(3) to construe and interpret the Plan and the Options and Awards granted thereunder and to establish, amend and revoke rules and regulations for the administration of the Plan, including, but not limited to, correcting any defect or supplying any omission, or reconciling any inconsistency in the Plan or in any Agreement, in the manner and to the extent it shall deem necessary or advisable to make the Plan fully effective, and all decisions and determinations by the Committee in the exercise of this power shall be final and binding upon the Company or a Subsidiary, the Optionees and the Grantees, as the case may be;

(4) to determine the duration and purposes for leaves of absence which may be granted to an Optionee or Grantee without constituting a termination of employment or service for purposes of the Plan; and

(5) generally, to exercise such powers and to perform such acts as are deemed necessary or advisable to promote the best interests of the Company with respect to the Plan.

4.   Stock Subject to Plan.

(a) The maximum number of Shares that may be issued or transferred pursuant to all Options and Awards under this Plan is 100,000, of which not more than 25,000 Shares may be issued or transferred pursuant to Options and/or Awards to any one Eligible Employee. Subject to the foregoing aggregate limitations, the maximum number of Shares (i) that may be issued or transferred pursuant to Options or Awards for Incentive Stock Options, Non-Qualified Stock Options and Stock Appreciation Rights shall be 100,000 and (ii) that may be issued or transferred pursuant to Awards of Restricted Stock shall be 10,000. In each case, upon a Change in Capitalization after the adoption of this Plan by the Board on January 11, 2002, the Shares shall be adjusted to the number and kind of Shares of stock or other securities existing after such Change in Capitalization.

(b) Whenever any outstanding Option or portion thereof expires, is cancelled or is otherwise terminated (other than by exercise of the Option or any related Stock Appreciation Right), the shares of Common Stock allocable to the unexercised portion of such Option may again be the subject of Options and Awards hereunder.

(c) Whenever any Shares subject to an Award or Option are resold to the Company, or are forfeited for any reason pursuant to the terms of the Plan, such Shares may again be the subject of Options and Awards hereunder.

5. Eligibility. Subject to the provisions of the Plan, the Committee shall have full and final authority to select those Eligible Employees who will receive Options and/or Awards, but no person shall receive any Options or Awards unless he is an employee of the Company or a Subsidiary at the time the Option or Award is granted.

6. Stock Options. The Committee may grant Options in accordance with the Plan, the terms and conditions of which shall be set forth in an Agreement. Each Option and Option Agreement shall be subject to the following conditions:

(a) Purchase Price. The purchase price or the manner in which the purchase price is to be determined for Shares under each Option shall be set forth in the Agreement, provided that the purchase price per Share under each Incentive Stock Option shall not be less than 100% of the Fair Market Value of a Share at the time the Option is granted (110% in the case of an Incentive Stock Option granted to a Ten-Percent Shareholder) and under each Nonqualified Stock Option shall not be less than 80% of the Fair Market Value of a Share at the time the Option is granted.

(b) Duration. Options granted hereunder shall be for such term as the Committee shall determine, provided that (i) no Incentive Stock Option shall be exercisable after the expiration of ten (10) years from the date it is granted (five (5) years in the case of an Incentive Stock Option granted to a Ten-Percent Shareholder) and (ii) no Nonqualified Stock Option shall be exercisable after the expiration of ten (10) years and one (1) day from the date it is granted. The Committee may, subsequent to the granting of any Option, extend the term thereof, but in no event shall the term as so extended exceed the maximum term provided for in the preceding sentence.

(c) Non-Transferability. No Option granted hereunder shall be transferable by the Optionee to whom granted otherwise than by will or the laws of descent and distribution, and an Option may be exercised during the lifetime of such Optionee only by the Optionee or his guardian or legal representative. The terms of such Option shall be binding upon the beneficiaries, executors, administrators, heirs and successors of the Optionee.

(d) Stock Options; Vesting. Subject to Section 6(h) hereof, each Option shall be exercisable in such installments (which need not be equal) and at such times as may be designated by the Committee and set forth in the Option Agreement. Unless otherwise provided in the Agreement, to the extent not exercised, installments shall accumulate and be exercisable, in whole or in part, at any time after becoming exercisable, but not later than the date the Option expires. Upon the death, Disability or Retirement of an Optionee, all Options shall become immediately exercisable.

     Notwithstanding the foregoing, the Committee may accelerate the exercisability of any Option or portion thereof at any time.

(e) Method of Exercise. The exercise of an Option shall be made only by a written notice delivered in person or by mail to the Secretary of the Company at the Company's principal executive office, specifying the number of Shares to be purchased and accompanied by payment therefor and otherwise in accordance with the Agreement pursuant to which the Option was granted. The purchase price for any shares purchased pursuant to the exercise of an Option shall be paid in full upon such exercise in cash, by check, or, at the discretion of the Committee and upon such terms and conditions as the Committee shall approve, by transferring Shares to the Company. Any Shares transferred to the Company as payment of the purchase price under an Option shall be valued at their Fair Market Value on the day preceding the date of exercise of such Option. If requested by the Committee, the Optionee shall deliver the Agreement evidencing the Option and the Agreement evidencing any related Stock Appreciation Right to the Secretary of the Company who shall endorse thereon a notation of such exercise and return such Agreement to the Optionee. Not less than 100 Shares may be purchased at any time upon the exercise of an Option unless the number of Shares so purchased constitutes the total number of Shares then purchasable under the Option.

(f) Rights of Optionees. No Optionee shall be deemed for any purpose to be the owner of any Shares subject to any Option unless and until (i) the Option shall have been exercised pursuant to the terms thereof, (ii) the Company shall have issued and delivered the Shares to the Optionee, and (iii) the Optionee's name shall have been entered as a shareholder of record on the books of the Company. Thereupon, the Optionee shall have full voting, dividend and other ownership rights with respect to such Shares.

(g) Termination of Employment. In the event that an Optionee ceases to be employed by the Company or any Subsidiary, any outstanding Options held by such Optionee shall, unless the Option Agreement evidencing such Option provides otherwise, terminate as follows:

(1) If the Optionee's termination of employment is due to his death or Disability, the Options shall become fully vested and shall be exercisable for a period of three years following such termination of employment, and shall thereafter terminate;

(2) If the Optionee's termination of employment is by the Company or a Subsidiary for Cause or is by the Optionee (other than due to the Optionee's Retirement), the Option shall terminate on the date of the termination of employment;

(3) If the termination of employment is due to the Optionee's Retirement, the Option shall become fully vested and shall be exercisable for 90 days (three years for an Option designated initially as a Nonqualified Stock Option); and

(4) If the Optionee's termination of employment is for any other reason, the Option (to the extent exercisable at the time of the Optionee's termination of employment) shall be exercisable for a period of ninety (90) days following such termination of employment, and shall thereafter terminate, except that with respect to an Option initially designated as a Nonqualified Stock Option, if the Optionee's termination of employment occurs within 12 months of a Change in Control, the Option shall be exercisable for three years following the termination of employment.

     Notwithstanding the foregoing, the Committee may provide, either at the time an Option is granted or thereafter, that the Option may be exercised after the periods provided for in this Section 6(g), but in no event beyond the term of the Option. Notwithstanding anything to the contrary in this
     Section 6(g), no Option shall be exercisable beyond the term of the Option.

     In the event of an Optionee's termination of employment as a result of death, Disability or Retirement, the Optionee's (or the Optionee's legal representative or successor(s) in interest) may, in a form acceptable to the Committee make application to surrender all or part of Options held by such Optionee in exchange for a cash payment from the Company of an amount equal to the difference between the Fair Market Value of the shares on the date of termination of employment and the exercise price per share of the Option. Whether the Committee accepts such application or determines to make payment, in whole or part, is within its absolute and sole discretion, it being expressly understood that the Committee is under no obligation to any Optionee whatsoever to make such payments. In the event that the

     Committee accepts such application and the Company determines to make payment, such payment shall be in lieu of the exercise of the underlying Option and such Option shall cease to be exercisable.

(h) Effect of Change in Control. In the event of a Change in Control, all Options outstanding on the date of such Change in Control shall become immediately and fully exercisable.

(i) Substitution and Modification. Subject to the terms of the Plan, the Committee may modify outstanding Options or accept the surrender of outstanding Options (to the extent not exercised) and grant new Options in substitution for them. Notwithstanding the foregoing, no modification of an Option shall alter or impair any rights or obligations under the Option without the Optionee's consent, except as provided for in this Plan or the Agreement.

7. Stock Appreciation Rights. The Committee may, in its discretion, either alone or in connection with the grant of an Option, grant Stock Appreciation Rights in accordance with the Plan, the terms and conditions of which shall be set forth in an Agreement. If granted in connection with an Option, a Stock Appreciation Right shall cover the same shares covered by the Option (or such lesser number of shares as the Committee may determine) and shall, except as provided in this Section 7, be subject to the same terms and conditions as the related Option.

(a)  Time of Grant. A Stock Appreciation Right may be granted:

     (i)  at any time if unrelated to an Option; or

     (ii) if related to an Option, either at the time of grant, or at any time thereafter during the term of the Option.

(b)  Stock Appreciation Rights Related to an Option.

(1) Payment. A Stock Appreciation Right granted in connection with an Option shall entitle the holder thereof, upon exercise of the Stock Appreciation Right or any portion thereof, to receive payment of an amount computed pursuant to Section 7(b)(3).

(2) Exercise. Subject to Section 7(f), a Stock Appreciation Right granted in connection with an Option shall be exercisable at such time or times and only to the extent that the related Option is exercisable, and will not be transferable except to the extent the related Option may be transferable. A Stock Appreciation Right granted in connection with an Incentive Stock Option shall be exercisable only if the Fair Market Value of a Share on the date of exercise exceeds the purchase price specified in the related Incentive Stock Option.

(3) Amount Payable. Except as otherwise provided in Section 7(g), upon the exercise of a Stock Appreciation Right related to an Option, the Grantee shall be entitled to receive an amount determined by multiplying (A) the excess of the Fair Market Value of a Share on the date of exercise of such Stock Appreciation Right over the per Share purchase price under the related Option, by (B) the number of Shares as to which such Stock Appreciation Right is being exercised. Notwithstanding the foregoing, the Committee may limit in any manner the amount payable with respect to any Stock Appreciation Right by including such a limit in the Agreement evidencing the Stock Appreciation Right at the time it is granted.

(4) Treatment of Related Options and Stock Appreciation Rights Upon Exercise. Except as provided in Section 7(b)(v), (A) upon the exercise of a Stock Appreciation Right granted in connection with an Option, the Option shall be cancelled to the extent of the number of Shares as to which the Stock Appreciation Right is exercised and (B) upon the exercise of an Option granted in connection with a Stock Appreciation Right or the surrender of such Option pursuant to Section 6(h), the Stock Appreciation Right shall be cancelled to the extent of the number of Shares as to which the Option is exercised or surrendered.

(5) Simultaneous Exercise of Stock Appreciation Right and Option. The Committee may provide, either at the time a Stock Appreciation Right is granted in connection with a Nonqualified Stock Option or thereafter during the term of the Stock Appreciation Right, that, subject to Section 7(f), upon exercise of such Option or the surrender of the Option pursuant to Section 6(h), the Stock Appreciation Right shall automatically be deemed to be exercised to the extent of the number of

     Shares as to which the Option is exercised or surrendered. In such event, the Grantee shall be entitled to receive the amount described in Section 7(b)(3) or 7(g) hereof, as the case may be (or some percentage of such amount if so provided in the Agreement evidencing the Stock Appreciation Right), in addition to the Shares acquired or cash received pursuant to the exercise or surrender of the Option. If a Stock Appreciation Right Agreement contains an automatic exercise provision described in this
     Section 7(b)(v) and the Option or any portion thereof to which it relates is exercised within six (6) months from the date the Stock Appreciation Right is granted, such automatic exercise provision shall not be effective with respect to that exercise of the Option. The inclusion in an Agreement evidencing a Stock Appreciation Right of a provision described in this
     Section 7(b)(v) may be in addition to and not in lieu of the right to exercise the Stock Appreciation Right as otherwise provided herein and in the Agreement.

(c) Stock Appreciation Rights Unrelated to an Option. The Committee may grant to Eligible Employees Stock Appreciation Rights unrelated to Options. Stock Appreciation Rights unrelated to Options shall contain such terms and conditions as to exercisability, vesting and duration as the Committee shall determine, but in no event shall they have a term of greater than ten
     (10) years. Upon the death, Disability or Retirement of a Grantee, all Stock Appreciation Rights shall become immediately exercisable. Upon the death or Disability of a Grantee, the Stock Appreciation Rights held by that Grantee shall be exercisable for a period of one (1) year following such termination of employment, and shall thereafter terminate. Upon the Retirement of a Grantee, the Stock Appreciation Rights held by that Grantee shall be exercisable for a period of ninety (90) days following such termination of employment, and shall thereafter terminate. Except as otherwise provided in Section 7(g), the amount payable upon exercise of such Stock Appreciation Rights shall be determined in accordance with
     Section 7(b)(3), except that "Fair Market Value of a Share on the date of the grant of the Stock Appreciation Right" shall be substituted for "purchase price under the related Option."

(d) Method of Exercise. Stock Appreciation Rights shall be exercised by a Grantee only by a written notice delivered in person or by mail to the Secretary of the Company at the Company's principal executive office, specifying the number of Shares with respect to which the Stock Appreciation Right is being exercised. If requested by the Committee, the Grantee shall deliver the Agreement evidencing the Stock Appreciation Right being exercised and the Agreement evidencing any related Option to the Secretary of the Company who shall endorse thereon a notation of such exercise and return such Agreements to the Grantee.

(e) Form of Payment. Payment of the amount determined under Sections 7(b)(3) or 7(c), may be made solely in whole shares of Common Stock in a number determined at their Fair Market Value on the date of exercise of the Stock Appreciation Right or, alternatively, at the sole discretion of the Committee, solely in cash, or in a combination of cash and Shares as the Committee deems advisable. In the event that a Stock Appreciation Right is exercised within the sixty-day period following a Change in Control, any amount payable shall be solely in cash. If the Committee decides to make full payment in Shares, and the amount payable results in a fractional Share, payment for the fractional Share will be made in cash. Notwithstanding the foregoing, no payment in the form of cash may be made upon the exercise of a Stock Appreciation Right pursuant to Section 7(b)(3) or 7(c) to an officer of the Company or a Subsidiary who is subject to
     Section 16(b) of the Exchange Act, unless the exercise of such Stock Appreciation Right is made during the period beginning on the third business day and ending on the twelfth business day following the date of release for publication of the Company's quarterly or annual statements of earnings.

(f) Restrictions. No Stock Appreciation Right may be exercised before the date six (6) months after the date it is granted, except in the event that the death or Disability of the Grantee occurs before the expiration of the six-month period.

(g) Effect of Change in Control. In the event of a Change in Control, subject to Section 7(f), all Stock Appreciation Rights shall become immediately and fully exercisable.

8. Restricted Stock. The Committee may grant Awards of Restricted Stock which shall be evidenced by an Agreement between the Company and the Grantee. Each Agreement shall contain such restrictions, terms and conditions as the Committee may require and (without limiting the generality of the foregoing) such Agreements may require that an appropriate legend be placed on Share certificates. Awards of Restricted Stock shall be subject to the following terms and provisions:

(a)  Rights of Grantee.

(1) Shares of Restricted Stock granted pursuant to an Award hereunder shall be issued in the name of the Grantee as soon as reasonably practicable after the Award is granted and the purchase price, if any, is paid by the Grantee; provided, that the Grantee has executed an Agreement evidencing the Award, an Escrow Agreement, appropriate blank stock powers and any other documents which the Committee, in its absolute discretion, may require as a condition to the issuance of such Shares. If a Grantee shall fail to execute the Agreement evidencing a Restricted Stock Award, an Escrow Agreement or appropriate blank stock powers or shall fail to pay the purchase price, if any, for the Restricted Stock, the Award shall be null and void. Shares issued in connection with a Restricted Stock Award, together with the stock powers, shall be deposited with the Escrow Agent. Except as restricted by the terms of the Agreement, upon the delivery of the Shares to the Escrow Agent, the Grantee shall have all of the rights of a shareholder with respect to such Shares, including the right to vote the shares and to receive, subject to Section 8(d), all dividends or other distributions paid or made with respect to the Shares.

(2) If a Grantee receives rights or warrants with respect to any Shares which were awarded to him as Restricted Stock, such rights or warrants or any Shares or other securities he acquires by the exercise of such rights or warrants may be held, exercised, sold or otherwise disposed of by the Grantee free and clear of the restrictions and obligations provided by this Plan.

(b) Non-Transferability. Until any restrictions upon the Shares of Restricted Stock awarded to a Grantee shall have lapsed in the manner set forth in
     Section 8(c), such Shares shall not be sold, transferred or otherwise disposed of and shall not be pledged or otherwise hypothecated, nor shall they be delivered to the Grantee. Upon the termination of employment of the Grantee, all of such Shares with respect to which restrictions have not lapsed shall be resold by the Grantee to the Company at the same price paid by the Grantee for such Shares or shall be forfeited and automatically transferred to and reacquired by the Company at no cost to the Company if no purchase price had been paid for such Shares. The Committee may also impose such other restrictions and conditions on the Shares as it deems appropriate.

(c)  Lapse of Restrictions.

(1) Restrictions upon Shares of Restricted Stock awarded hereunder shall lapse at such time or times and on such terms, conditions and satisfaction of performance criteria as the Committee may determine; provided, however, that the restrictions upon such Shares shall lapse only if the Grantee on the date of such lapse is then and has continuously been an employee of the Company or a Subsidiary from the date the Award was granted, or unless the Committee sets a later date for the lapse of such restrictions.

(2) In the event of a Change in Control, all restrictions upon any Shares of Restricted Stock shall lapse immediately and all such Shares shall become fully vested in the Grantee thereof.

(3) In the event of termination of employment as a result of death, Disability or Retirement of a Grantee, all restrictions upon Shares of Restricted Stock awarded to such Grantee shall thereupon immediately lapse. The Committee may also decide at any time in its absolute discretion and on such terms and conditions as it deems appropriate, to remove or modify the restrictions upon Shares of Restricted Stock awarded hereunder, unless the Committee sets a later date for the lapse of such restrictions.

(d) Treatment of Dividends. At the time of an Award of Shares of Restricted Stock, the Committee may, in its discretion, determine that the payment to the Grantee of dividends, or a specified portion thereof, declared or paid on Shares of Restricted Stock by the Company, shall be deferred until the earlier to occur of (i) the lapsing of the restrictions imposed upon such Shares, in which case such dividends shall be paid over to the Grantee, or
     (ii) the forfeiture of such Shares under Section 8(b) hereof, in which case such dividends shall be forfeited to the Company, and such dividends shall be held by the Company for the account of the Grantee until such time. In the event of such deferral, interest shall be credited on the amount of such dividends held by the Company for the account of the Grantee from time to time at such rate per annum as the Committee, in its discretion, may determine. Payment of deferred dividends, together with interest accrued thereon as aforesaid, shall be made upon the earlier to occur of the events specified in (i) and (ii) of the immediately preceding sentence, in the manner specified therein.

(e) Delivery of Shares. When the restrictions imposed hereunder and in the Plan expire or have been cancelled with respect to one or more shares of Restricted Stock, the Company shall notify the Grantee and the Escrow Agent of same. The Escrow Agent shall then return the certificate covering the Shares of Restricted Stock to the Company and upon receipt of such certificate the Company shall deliver to the Grantee (or such Grantee's legal representative, beneficiary or heir) a certificate for a number of shares of Common Stock, without any legend or restrictions (except those required by any federal or state securities laws), equivalent to the number of Shares of Restricted Stock for which restrictions have been cancelled or have expired. A new certificate covering Shares of Restricted Stock previously awarded to the Grantee which remain restricted shall be issued to the Grantee and held by the Escrow Agent and the Agreement, as it relates to such shares, shall remain in effect.

9.   Loans.

(a) The Company or any Subsidiary may make loans to a Grantee or Optionee in connection with the purchase of Shares pursuant to an Award or in connection with the exercise of an Option, subject to the following terms and conditions and such other terms and conditions not inconsistent with the Plan, including the rate of interest, if any, as the Committee shall impose from time to time.

(b) No loan made under the Plan shall exceed the sum of (i) the aggregate purchase price payable pursuant to the Option or Award with respect to which the loan is made, plus (ii) the amount of the reasonably estimated income taxes payable by the Optionee or Grantee with respect to the Option or Award. In no event may any such loan exceed the Fair Market Value, at the date of exercise, of any such Shares.

(c) No loan shall have an initial term exceeding ten (10) years; provided, that loans under the Plan shall be renewable at the discretion of the Committee; and provided, further, that the indebtedness under each loan shall become due and payable, as the case may be, on a date no later than (i) one (1) year after termination of the Optionee's or Grantee's employment due to death, retirement or Disability, or (ii) the date of termination of the Optionee's or Grantee's employment for any reason other than death, retirement or Disability.

(d) Loans under the Plan may be satisfied by an Optionee or Grantee, as determined by the Committee, in cash or, with the consent of the Committee, in whole or in part by the transfer to the Company of Shares whose Fair Market Value on the date of such payment is equal to the cash amount for which such Shares are transferred.

(e) A loan shall be secured by a pledge of Shares with a Fair Market Value of not less than the principal amount of the loan. After partial repayment of a loan, pledged shares no longer required as security may be released to the Optionee or Grantee.

(f) Every loan shall meet all applicable laws, regulations and rules of the Federal Reserve Board and any other governmental agency having jurisdiction.

10.  Adjustment Upon Changes in Capitalization.

(a) In the event of a Change in Capitalization, the Committee shall conclusively determine the appropriate adjustments, if any, to the maximum number and class of shares of stock with respect to which Options or Awards may be granted under the Plan, the number and class of shares as to which Options or Awards have been granted under the Plan, and the purchase price therefor, if applicable.

(b) Any such adjustment in the Shares or other securities subject to outstanding Incentive Stock Options (including any adjustments in the purchase price) shall be made in such manner as not to constitute a modification as defined by Section 425(h)(3) of the Code and only to the extent otherwise permitted by Sections 422 and 425 of the Code.

(c) If, by reason of a Change in Capitalization, a Grantee of an Award shall be entitled to new, additional or different shares of stock or securities (other than rights or warrants to purchase securities), such new additional or different shares shall thereupon be subject to all of the conditions, restrictions and performance criteria which were applicable to the Shares or units pursuant to the Award prior to such Change in Capitalization.

11. Effect of Certain Transactions. In the event of (i) the liquidation or dissolution of the Company, (ii) a merger or consolidation in which the Company is not the surviving corporation or (iii) the sale or disposition of all or substantially all of the Company's assets, provision shall be made in connection with such transaction for the assumption of the Plan and the Options or Awards theretofore granted under the Plan, or the substitution for such Options or Awards of new options or awards of the Successor Corporation, with appropriate adjustment as to the number and kind of shares and the purchase price for shares thereunder.

12. Release of Financial Information. A copy of the Company's annual report to shareholders shall be delivered to each Optionee and Grantee at the time such report is distributed to the Company's shareholders. Upon request the Company shall furnish to each Optionee and Grantee a copy of its most recent annual report and each quarterly report and current report filed under the Exchange Act, since the end of the Company's prior fiscal year.

13. Termination and Amendment of the Plan. The Plan shall terminate on the day preceding the tenth anniversary of its effective date and no Option or Award may be granted thereafter. The Board may sooner terminate or amend the Plan at any time, and from time to time; provided, however, that, except as provided in Sections 10 and 11 hereof, no amendment shall be effective unless approved by the shareholders of the Company in accordance with applicable law and regulations at an annual or special meeting held within twelve months before or after the date of adoption of such amendment, where such amendment will:

(a) increase the number of Shares as to which Options or Awards may be granted under the Plan; or

(b)  change the class of persons eligible to participate in the Plan.

     The following amendments shall not require Shareholder approval unless required by law or regulation to preserve the intended benefits of the Plan to the Company or the participants:

(a) change the minimum purchase price of Shares pursuant to Options or Awards as provided herein;

(b) extend the maximum period for granting or exercising Options provided herein; or

(c) otherwise materially increase the benefits accruing to Eligible Employees under the Plan.

     Except as provided in Sections 10 and 11 hereof, rights and obligations under any Option or Award granted before any amendment of the Plan shall not be altered or impaired by such amendment, except with the consent of the Optionee or Grantee, as the case may be.

14. Non-Exclusivity of the Plan. The adoption of the Plan by the Board shall not be construed as amending, modifying or rescinding any previously approved incentive arrangement or as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of stock options otherwise than under the Plan, and such arrangements may be either applicable generally or only in specific cases.

15. Limitation of Liability. As illustrative of the limitations of liability of the Company, but not intended to be exhaustive hereof, nothing in the Plan shall be construed to:

(a) give any person any right to be granted an Option or Award other than at the sole discretion of the Committee;

(b) give any person any rights whatsoever with respect to Shares except as specifically provided in the Plan;

(c) limit in any way the right of the Company to terminate the employment of any person at any time; or

(d) be evidence of any agreement or understanding, expressed or implied, that the Company will employ any person in any particular position at any particular rate of compensation or for any particular period of time.

16.  Regulations and Other Approvals; Governing Law.

(a) This Plan and the rights of all persons claiming hereunder shall be construed and determined in accordance with the laws of the State of New Jersey without giving effect to the choice of law principles thereof, except to the extent that such law is preempted by federal law.

(b) The obligation of the Company to sell or deliver Shares with respect to Options and Awards granted under the Plan shall be subject to all applicable laws, rules and regulations, including all applicable federal and state securities laws, and the obtaining of all such approvals by governmental agencies as may be deemed necessary or appropriate by the Committee.

(c) The Plan is intended to comply with Rule 16b-3 promulgated under the Exchange Act and Section 162(m) of the Code (each as amended from time to time) and the Committee shall interpret and administer the provisions of the Plan or any Agreement in a manner consistent therewith to the extent necessary. Any provisions inconsistent with such Rule or Section shall be inoperative but shall not affect the validity of the Plan or any grants thereunder.

(d) Except as otherwise provided in Section 13, the Board may make such changes as may be necessary or appropriate to comply with the rules and regulations of any government authority or to obtain for Eligible Employees granted Incentive Stock Options the tax benefits under the applicable provisions of the Code and regulations promulgated thereunder.

(e) Each Option and Award is subject to the requirement that, if at any time the Committee determines, in its absolute discretion, that the listing, registration or qualification of Shares issuable pursuant to the Plan is required by any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the grant of an Option or the issuance of Shares, no Options shall be granted or payment made or Shares issued, in whole or in part, unless listing, registration, qualification, consent or approval has been effected or obtained free of any conditions unacceptable to the Committee.

(f) In the event that the disposition of Shares acquired pursuant to the Plan is not covered by a then current registration statement under the Securities Act of 1933, as amended, and is not otherwise exempt from such registration, such Shares shall be restricted against transfer to the extent required by the Securities Act of 1933, as amended, or regulations thereunder, and the Committee may require any individual receiving Shares pursuant to the Plan, as a condition precedent to receipt of such Shares (including upon exercise of an Option), to represent to the Company in writing that the Shares acquired by such individual are acquired for investment only and not with a view to distribution.

17.  Miscellaneous.

(a) Multiple Agreements. The terms of each Option or Award may differ from other Options or Awards granted under the Plan at the same time, or at some other time. The Committee may also grant more than one Option or Award to a given Eligible Employee during the term of the Plan, either in addition to, or in substitution for, one or more Options or Awards previously granted to that Eligible Employee. The grant of multiple Options and/or Awards may be evidenced by a single Agreement or multiple Agreements, as determined by the Committee.

(b) Withholding of Taxes. The Company shall have the right to deduct from any distribution of cash to any Optionee or Grantee an amount equal to the federal, state and local income taxes and other amounts required by law to be withheld with respect to any Option or Award. Notwithstanding anything to the contrary contained herein, if an Optionee or Grantee is entitled to receive Shares upon exercise of an Option or pursuant to an Award, the Company shall have the right to require such Optionee or Grantee, prior to the delivery of such Shares, to pay to the Company the amount of any federal, state or local income taxes and other amounts which the Company is required by law to withhold. The Agreement evidencing any Incentive Stock Options granted under this Plan shall provide that if the Optionee makes a disposition, within the meaning of Section 425(c) of the Code and regulations promulgated thereunder, of any Share or Shares issued to him or her pursuant to his or her exercise of the Incentive Stock Option within the two-year period commencing on the day after the date of grant of such Option or within the one-year period commencing on the day after the date of transfer of the Share or Shares to the Optionee pursuant to the exercise of such Option, he or she shall, within ten (10) days of such disposition, notify the Company thereof and immediately deliver to the Company any amount of federal income tax withholding required by law.

(c) Designation of Beneficiary. Each Optionee and Grantee may, with the consent of the Committee, designate a person or persons to receive in the event of his/her death, any Option or Award or any amount payable pursuant thereto, to which he/she would then be entitled. Such designation will be made upon forms supplied by and delivered to the Company and may be revoked in writing. If an Optionee fails effectively to designate a beneficiary, then his/her estate will be deemed to be the beneficiary.

18. Effective Date. The effective date of the Plan shall be the date of its adoption by the Board, subject only to the approval by the affirmative vote of a majority of the votes cast at a meeting of shareholders at which a quorum is present to be held within twelve (12) months of such adoption. No Options or Awards shall vest hereunder unless such Shareholder approval is obtained.

                                    EXHIBIT B

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                  2002 STOCK OPTION PLAN FOR OUTSIDE DIRECTORS
                     (ADOPTED BY DIRECTORS JANUARY 10, 2002)
                    (ADOPTED BY SHAREHOLDERS APRIL 23, 2002)

--------------------------------------------------------------------------------

1.   PURPOSE

     The purpose of the Peapack-Gladstone Corporation (the "Company") 2002 Stock Option Plan for Outside Directors (the "Directors' Option Plan" or the "Plan") is to promote the growth and profitability of the Company by providing outside directors of the Company with an incentive to achieve long-term objectives of the Company and to attract and retain non-employee directors of outstanding competence by providing such outside directors with an opportunity to acquire an equity interest in the Company.

2.   GRANT OF OPTIONS

     (a) The Plan will be administered by the Compensation Committee of the Board of Directors (the "Committee"). The Committee shall consist solely of two or more Non-Employee Directors, as such term is defined in Rule 16b-3(b)(3) of the Exchange Act. The Committee may, from time to time, recommend the grant of options to the outside directors (for purposes of this Directors' Option Plan, the term "outside director" shall mean a member of the Board of Directors of the Company not also serving as an employee of the Company) under this Plan in such numbers and upon such terms as it deems appropriate, but all grants must be approved by the Company's Board of Directors.

     (b) Option Price. The purchase price per share of the Common Stock deliverable upon exercise of such option shall equal the Fair Market Value of the Common Stock on the date of the grant of this option as determined under paragraph (d) of this Section 2 and in no event below the par value of the Common Stock on the Date of Grant.

     (c) Ineligibility. An option under the Directors' Option Plan shall not be granted to any outside director who at any previous time was an employee of the Company and in such capacity was eligible to receive any options to purchase Common Stock.

     (d) Fair Market Value. For purposes of the Directors' Option Plan, when used in connection with Common Stock on a certain date, Fair Market Value means the average of the high and low prices of known trades of the Common Stock on the relevant date, or if the Common Stock was not traded on such date, on the next preceding day on which the Common Stock was traded thereon.

3.   TERMS AND CONDITIONS

     (a) Option Agreement. Each option shall be evidenced by a written option agreement between the Company and the recipient specifying the number of shares of Common Stock that may be acquired through its exercise and containing such other terms and conditions which are not inconsistent with the terms of this grant.

     (b) Vesting. Each option granted pursuant to Section 2(a) hereof shall become exercisable in five annual installments of twenty percent (20%). The first installment of options granted pursuant to Section 2(a) shall vest one year from the date of grant and the remaining four annual installments will vest on successive anniversary dates, but only if the optionee continues to serve as an outside director at such applicable vesting date, unless otherwise provided in this Plan.

     (c) Manner of Exercise. The option when exercisable may be exercised from time to time in whole or in part, by delivering a written notice of exercise to the President of the Company signed by the recipient.

     Such notice is irrevocable and must be accompanied by full payment of the exercise price (as determined in Section 2(b) hereof) in cash or shares of previously acquired common stock of the Company at the Fair Market Value of such shares determined on the exercise date by the manner described in
     Section 2(d) above.

     (d) Transferability. Each option granted hereby may be exercised only by the recipient to whom it is issued, or in the event of the outside director's death, his or her legal representative or successor(s) in interest pursuant to the terms of section 3(e) hereof.

     (e) Termination of Service. Upon the termination of a recipient's service for any reason other than disability, Change in Control, death or removal for cause, the participant's stock options shall be exercisable only as to those shares which were immediately purchasable by the recipient at the date of termination. In the event of death or disability of any recipient, all stock options held by such recipient, whether or not exercisable at such time, shall become immediately exercisable by the recipient or the recipient's legal representatives or beneficiaries. Upon termination of the recipient's service due to or within 12 months after a Change in Control, all stock options held by such recipient, whether or not exercisable at such time, shall become immediately exercisable. However, shares of Common Stock acquired through the exercise of options granted under Section 2 may not be sold or otherwise disposed of for a period of one year from the Date of Grant of the option. For purposes of this plan the following terms are defined:

          (i) "Change in Control" for purposes of this Plan shall mean an event of a nature that: (1) any "person" (as the term is used in Sections 13(d) and 14(d) of the Exchange Act) who is not now presently but becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 25% or more of the Company's outstanding securities except for any securities purchased by any tax-qualified employee benefit plan of the Company; or (2) individuals who constitute the Board on the date hereof (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the date hereof whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board, or whose nomination for election by the Company's stockholders was approved by the same Nominating Committee serving under an Incumbent Board, shall be, for purposes of this clause (2), considered as though he were a member of the Incumbent Board; or (3) filing is made for regulator approval to implement a plan of reorganization, merger, consolidation, sale of all or substantially all the assets of the Company or similar transaction occurs in which the Company is not the resulting entity or such plan, merger, consolidation, sale or similar transaction occurs; or (4) a proxy statement soliciting proxies from shareholders of the Company shall be distributed by someone other than the current management of the Company, seeking stockholder approval of a plan of reorganization, merger or consolidation of the Company or similar transaction with one or more corporations as a result of which the outstanding shares of the class of securities then subject to the plan or transaction are exchanged for or converted into cash or property or securities not issued by the Company; or (5) a tender offer is made for 25% or more of the voting securities of the Company.

          (ii) "Disability" means the permanent and total inability by reason of mental or physical infirmity, or both, of an outside director to perform the work customarily assigned to him. Additionally, a medical doctor selected or approved by the Board of Directors must advise the Board that it is either not possible to determine when such disability will terminate or that it appears probable that such disability will be permanent during the remainder of said recipient's lifetime.

     (f) Termination of Option. Each option shall expire upon the earlier of (i) one hundred and twenty (120) months following the date of grant, or (ii) three (3) years following the date on which the outside director ceases to serve in such capacity for any reason other than removal for cause. If the outside director dies before fully exercising any portion of an option then exercisable, such option may be exercised by such outside director's beneficiary, personal representative(s), heir(s) or devisee(s) at any time within the three (3) year period following his or her death; provided, however, that in no event shall the option be exercisable more than one hundred and twenty (120) months after the date of its grant. If the outside director is removed for cause, all options awarded to him shall expire upon such removal.

4.   COMMON STOCK SUBJECT TO THE DIRECTORS' OPTION PLAN

     The shares which shall be issued and delivered upon exercise of options granted under the Directors' Option Plan may be either authorized and unissued shares of Common Stock or authorized and issued shares of Common Stock held by the Company as treasury stock. The number of shares of Common Stock reserved for issuance under the Directors' Option Plan shall not exceed 40,000 shares of the Common Stock of the Company, no par value per share, subject to adjustments pursuant to this Section 4. Any shares of Common Stock subject to an option which for any reason either terminates unexercised or expires, shall again be available for issuance under the Directors' Option Plan.

     In the event of any change or changes in the outstanding Common Stock of the Company by reason of any stock dividend or split, recapitalization, reorganization, merger, consolidation, spin-off, combination or any similar corporate change, or other increase or decrease in such shares effected without receipt or payment of consideration by the Company, the number of shares of Common Stock which may be issued under the Directors' Option Plan, the number of shares of Common Stock to options granted under this Directors' Option Plan, and the option price of such options, shall be automatically and proportionately adjusted to prevent dilution or enlargement of the rights granted to recipient under the Directors' Option Plan.

5.   EFFECTIVE DATE OF THE PLAN; SHAREHOLDER RATIFICATION

     This Plan was approved by the Board of Directors on January 10, 2002 and shall become effective on such date if it is approved by the Shareholders by a majority of the votes cast on such proposal at the 2002 Annual Meeting if a quorum is present.

6.   TERMINATION OF THE PLAN

     The right to grant options under the Directors' Option Plan will terminate automatically upon the earlier of ten years after the Effective Date of the Plan or the issuance of 40,000 shares of Common Stock (the maximum number of shares of Common Stock reserved for under this Plan) subject to adjustment pursuant to Section 4 hereof.

7.   AMENDMENT OF THE PLAN

     The Directors' Option Plan may be amended from time to time by the Board of Directors of the Company provided that Sections 2 and 3 hereof shall not be amended more than once every six months other than to comport with the Internal Revenue Code of 1986, as amended, or the Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder. Except as provided in Section 4 hereof, rights and obligations under any option granted before an amendment shall not be altered or impaired by such amendment without the written consent of the optionee. If the Directors' Option Plan is subject to 17 C.F.R. ss.240.16(b)-3 ("Rule 16(b)-3") of the rules and regulations promulgated under the Securities Exchange Act of 1934 and an amendment would require shareholder approval under such Rule 16(b)-3 or as otherwise may be required under applicable New Jersey law, then subject to the discretion of the Board of Directors of the Company, such amendment shall be presented to shareholders for approval; provided, however, that the failure to obtain shareholder ratification shall not affect the validity of this Plan as so amended and the options granted thereunder.

8.   APPLICABLE LAW

     The Plan will be administered in accordance with the laws of the State of New Jersey and applicable federal law.

9.   COMPLIANCE WITH SECTION 16

     If this Plan is qualified under Rule 16b-3, transactions under this Plan are intended to comply with all applicable conditions of Rule 16b-3 or its successors under the Exchange Act. To the extent that any provision of the Plan fails to so comply, such provision shall be deemed null and void, to the extent permitted by law.