Form 10-Q
period 2002-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2002-08-08
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                          COMMISSION FILE NO. 001-16197

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             NEW JERSEY                                          22-3537895
---------------------------------------                      -------------------
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


       Number of shares of Common stock outstanding as of August 1, 2002:
                                    3,343,813

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                          PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Statements of Condition June 30, 2002
         and December 31, 2001 ......................................... Page 3

       Consolidated Statements of Income for the three and
         six months ended June 30, 2002 and 2001 ....................... Page 4

       Consolidated Statements of Changes in Stockholders'
         Equity for the six months ended June 30, 2002 and
         2001 .......................................................... Page 5

       Consolidated Statements of Cash Flows for the six
         months ended June 30, 2002 and 2001 ........................... Page 6

       Notes to the Consolidated Financial Statements .................. Page 7

Item 2 Management Discussion and Analysis of Financial
         Condition and Results of Operations ........................... Page 8

Item 3 Quantitative and Qualitative Disclosures about Market Risk ...... Page 12


                            PART 2 OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders ............. Page 13

Item 6 Exhibits and Reports on Form 8-K ................................ Page 13

                          PEAPACK-GLADSTONE FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF CONDITION
                                   (Dollars in thousands)
                                        (Unaudited)

                                                                June 30,        December 31,
                                                                  2002             2001
                                                               ---------        ------------
ASSETS
Cash and due from banks ...............................        $  25,040         $  17,440
Federal funds sold ....................................            2,081             2,543
                                                               ---------         ---------
  Total cash and cash equivalents .....................           27,121            19,983

Interest-earning deposits .............................              526            15,634

Investment securities (approximate market value
   $104,856 in 2002 and $50,480 in 2001) ..............          102,517            48,722

Securities available for sale (amortized cost
   $200,376 in 2002 and $171,529 in 2001) .............          204,799           172,620

Loans:
Loans secured by real estate ..........................          404,651           384,767
Other loans ...........................................           30,529            32,166
                                                               ---------         ---------
   Total loans ........................................          435,180           416,933
     Less:  Allowance for loan losses .................            4,421             4,023
                                                               ---------         ---------
   Net loans ..........................................          430,759           412,910

Premises and equipment, net ...........................           13,345            13,474
Accrued interest receivable ...........................            4,715             5,197
Cash surrender value of life insurance ................           12,609            12,244
Other assets ..........................................            1,266             3,989
                                                               ---------         ---------
      TOTAL ASSETS ....................................        $ 797,657         $ 704,773
                                                               =========         =========

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits .................        $ 122,057         $ 113,011
  Interest-bearing deposits:
     Checking .........................................          129,086           110,878
     Savings ..........................................           90,791            82,268
     Money market accounts ............................          140,127           109,326
     Certificates of deposit over $100,000 ............           62,894            59,900
     Certificates of deposit less than $100,000 .......          165,877           155,520
                                                               ---------         ---------
Total deposits ........................................          710,832           630,903
Borrowed funds ........................................            8,000             5,000
Accrued expenses and other liabilities ................            8,473             5,785
                                                               ---------         ---------
     TOTAL LIABILITIES ................................          727,305           641,688

STOCKHOLDERS' EQUITY
Common stock (no par value; stated value $1 2/3
per share; authorized 10,000,000 shares; issued at June
30, 2002 3,388,578 shares; issued at
December 31, 2001 3,368,127 shares.) ..................            5,642             5,608
Surplus ...............................................           38,159            37,838
Treasury Stock at cost, 45,759 shares in 2002
 and 40,279 shares in 2001 ............................           (1,833)           (1,588)
Retained earnings .....................................           25,686            20,572
Accumulated other comprehensive income-net
  unrealized gains on securities available for
  sale (net of income taxes) ..........................            2,698               655
                                                               ---------         ---------
      TOTAL STOCKHOLDERS' EQUITY ......................           70,352            63,085
                                                               ---------         ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ........        $ 797,657         $ 704,773
                                                               =========         =========

See accompanying notes to consolidated financial statements.

                                          PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                             CONSOLIDATED STATEMENTS OF INCOME
                                         (Dollars in thousands, except share data)
                                                        (Unaudited)
                                                              Three months ended                   Six months ended
                                                                   June 30,                            June 30,
                                                         ----------------------------        ----------------------------
                                                            2002              2001              2002              2001
                                                         ----------        ----------        ----------        ----------
INTEREST INCOME

Interest and fees on loans ......................        $    7,430        $    6,956        $   14,750        $   13,623
Interest on investment securities:
     Taxable ....................................               965               838             1,614             1,751
     Tax-exempt .................................                91               142               183               287
Interest on securities available for sale:
     Taxable ....................................             2,554             1,482             4,943             2,795
     Tax-exempt .................................                90                10               170                11
Interest-earning deposits .......................                 2               184               134               244
Interest on federal funds sold ..................                42               376                71               968
                                                         ----------        ----------        ----------        ----------
Total interest income ...........................            11,174             9,988            21,865            19,679

INTEREST EXPENSE

Interest on savings account deposits ............             1,101             1,476             2,061             3,026
Interest on certificates of deposit over $100,000               530               631             1,086             1,290
Interest on other time deposits .................             1,344             1,857             2,753             3,607
Interest on borrowed funds ......................                47              --                 105              --
                                                         ----------        ----------        ----------        ----------
Total interest expense ..........................             3,022             3,964             6,005             7,923
                                                         ----------        ----------        ----------        ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES ..................             8,152             6,024            15,860            11,756

Provision for loan losses .......................               201               124               400               250
                                                         ----------        ----------        ----------        ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ..................             7,951             5,900            15,460            11,506
                                                         ----------        ----------        ----------        ----------

OTHER INCOME

Service charges and fees for other services .....               414               337               824               669
Trust department income .........................             1,259               925             2,405             2,054
Securities gains ................................                 8                79                26                79
Bank owned life insurance .......................               199              --                 396              --
Other income ....................................               203               268               400               441
                                                         ----------        ----------        ----------        ----------
     Total other income .........................             2,083             1,609             4,051             3,243

OTHER EXPENSES

Salaries and employee benefits ..................             3,017             2,457             5,944             4,843
Premises and equipment ..........................             1,030               881             1,998             1,714
Other expense ...................................             1,288               898             2,523             1,893
                                                         ----------        ----------        ----------        ----------
Total other expenses ............................             5,335             4,236            10,465             8,450
                                                         ----------        ----------        ----------        ----------

INCOME BEFORE INCOME TAX EXPENSE ................             4,699             3,273             9,046             6,299
Income tax expense ..............................             1,546             1,081             2,931             2,077
                                                         ----------        ----------        ----------        ----------
     NET INCOME .................................        $    3,153        $    2,192        $    6,115        $    4,222
                                                         ==========        ==========        ==========        ==========
EARNINGS PER SHARE
Basic ...........................................        $     0.94        $     0.66        $     1.83        $     1.27
Diluted .........................................        $     0.92        $     0.65        $     1.79        $     1.25

Average basic shares outstanding ................         3,339,073         3,329,784         3,334,264         3,326,856
Average diluted shares outstanding ..............         3,434,763         3,390,440         3,408,874         3,387,512

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------
Balance, Beginning of Period .........................   $ 63,085      $ 55,156

Comprehensive income:

     Net Income ......................................      6,115         4,222
                                                         --------      --------

     Unrealized holding gains on securities
         arising during the period, net of tax .......      2,060           928
     Less:  Reclassification adjustment for gains

          included in net income, net of tax .........        (17)          (52)
                                                         --------      --------

                                                            2,043           876
                                                         --------      --------

     Total Comprehensive income ......................      8,158         5,098

Common Stock Options Exercised .......................        355           259

Purchase of Treasury Stock ...........................       (245)         (325)

Cash Dividends Declared ..............................     (1,001)         (848)
                                                         --------      --------

Balance, June 30, ....................................   $ 70,352      $ 59,340
                                                         ========      ========


See accompanying notes to consolidated financial statements.

                        PEAPACK-GLADSTONE FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Dollars in thousands)
                                      (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                             -------------------------
                                                               2002             2001
                                                             --------         --------
OPERATING ACTIVITIES:
Net Income: ............................................     $  6,115         $  4,222
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation ...........................................          652              556
Amortization of premium and accretion of
   discount on securities, net .........................          311               93
Provision for loan losses ..............................          400              250
Gains on security sales ................................          (26)             (79)
Increase in cash surrender value of life insurance .....         (365)            --
Decrease/(increase) in interest receivable accrued .....          482             (229)
Decrease in other assets ...............................        2,724              325
Increase in other liabilities ..........................        1,398              112
                                                             --------         --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES ...........       11,691            5,250
                                                             --------         --------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities ......        3,942            3,408
Proceeds from maturities of securities available
   for sale ............................................        3,944           46,310
Proceeds from calls of investment securities ...........        1,670            7,211
Proceeds from sales and calls of securities available
   for sale ............................................       43,764           32,655
Purchase of investment securities ......................      (59,474)            (916)
Purchase of securities available for sale ..............      (76,773)         (97,445)
Net decrease/(increase) in short-term investments ......       15,108          (14,787)
Net increase in loans ..................................      (18,249)         (42,081)
Purchase of premises and equipment .....................         (523)          (1,098)
                                                             --------         --------
   NET CASH USED IN INVESTING ACTIVITIES ...............      (86,591)         (66,743)
                                                             --------         --------

FINANCING ACTIVITIES:
Net increase in deposits ...............................       79,929           58,962
Net increase in long-term borrowings ...................        3,000             --
Dividends paid .........................................       (1,001)            (848)
Exercise of stock options ..............................          355              259
Purchase of Treasury Stock .............................         (245)            (325)
                                                             --------         --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES ...........       82,038           58,048
                                                             --------         --------

Net increase/(decrease) in cash and cash equivalents ...        7,138           (3,445)
Cash and cash equivalents at beginning of period .......       19,983           53,347
                                                             --------         --------
Cash and cash equivalents at end of period .............     $ 27,121         $ 49,902
                                                             ========         ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest ............................................     $  5,978         $  8,582
   Income taxes ........................................        2,829            2,177


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

3. ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that management considers adequate to reflect the risk of future losses inherent in the Corporation's loan portfolio. In its evaluation of the adequacy of the allowance for loan losses, management considers past loan loss experience, changes in the composition of non-performing loans, the financial condition of borrowers, the relationship of the current level of the allowance to the credit portfolio and to non-performing loans and existing economic conditions. The allowance is increased by provisions charged to expense and reduced by net charge-offs.

4. EARNINGS PER COMMON SHARE - BASIC AND DILUTED

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share include any additional common shares as if all potentially dilutive common shares were issued (i.e., stock options). All share and per share amounts have been restated to reflect the 10 percent stock dividend issued November 1, 2001, and all prior stock dividends and stock splits.

5. COMPREHENSIVE INCOME

The difference between the Corporation's net income and total comprehensive income for the six months ended June 30, 2002 and 2001 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Corporation does not anticipate that SFAS No. 146 will significantly impact the Corporation's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement, among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," as amended. Under SFAS No. 4, as amended by SFAS No. 64, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. The Corporation does not anticipate that the initial adoption of SFAS 145 will have a significant impact on the Corporation's consolidated financial statements.

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

The Corporation adopted the provisions of SFAS No. 142 on January 1, 2002. The Corporation had $563 thousand in recorded goodwill at January 1, 2002, with amortization of $100 thousand per year. The cessation of amortization upon the adoption of SFAS No. 142 had no significant impact on report operations for the second quarter 2002 or year to date 2002 as compared to the same periods ended June 30, 2001. Excluding the $25 thousand of goodwill amortization recorded in the quarter ended June 30, 2001, the basic and diluted earnings per share were $0.67 and $0.65, respectively. Year-to-date 2001 basic and diluted earnings per share excluding $50 thousand of year-to-date goodwill amortization were $1.28 and $1.25, respectively.


            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL: The foregoing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as "expect", "believe", or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

     o Competitive pressure in the banking industry causes unanticipated adverse changes.

     o A downturn in the economy of New Jersey causes customers to default in the payment of their loans or causes loans to become impaired.

     o    Loss of key managers or employees.

     o    Loss of major customers or failure to develop new customers.

     o    A decrease in loan quality and loan origination volume.

     o    A failure to obtain additional capital, if needed.

The Corporation assumes no responsibility to update such forward-looking statements in the future.

RESULTS OF OPERATIONS: The Corporation realized earnings of $0.92 per diluted share for the second quarter of 2002 as compared to $0.65 per diluted share for the same quarter last year, an increase of 41.5 percent. Net income for the quarter rose 43.8 percent to $3.2 million compared with $2.2 million for the quarter ended June 30, 2001. Return on average assets for the quarter was 1.65 percent and return on average equity was 18.91 percent.

June 30, 2002 year to date income was $6.1 million as compared to $4.2 million for June 30, 2001 year to date. The per diluted share earnings were $1.79 for the six months ended June 30, 2002 as compared to $1.25 for the year to date June 30, 2001. Return on average assets was 1.64 percent and return on average equity was 18.62 percent for the first six months of 2002.


EARNINGS ANALYSIS

NET INTEREST INCOME: Net interest income before provision for loan losses for the second quarter of 2002 was $8.15 million as compared to $6.02 million for the second quarter of 2001, an increase of $2.13 million or 35.3 percent. Significant factors in the increase in net interest income were loan and deposit growth, the redeployment of lower yielding short-term assets into higher yielding securities and lower cost of funds. The net interest margin on a fully tax equivalent basis was 4.53 percent in the second quarter of 2002 as compared to 4.07 percent for the second quarter of 2001.

Average interest earning assets increased $139.2 million or 23.9 percent for the quarter ended June 30, 2002 as compared to the same period in 2001. This was primarily due to the increase in average loan balances of $58.4 million, and average investment securities balances of $119.6 million. During this time, average federal funds sold balances declined $23.7 million and interest-earning deposits declined $15.0 million on average.

Average interest-bearing liabilities for the second quarter of 2002 increased $131.3 million or 29.5 percent from the second quarter of 2001. Average balances of interest-bearing liabilities in each category increased as certificates of deposits rose by $49.3 million; money market accounts rose by $43.6 million; interest-bearing checking accounts rose by $21.1 million; and savings accounts rose by $11.8 million. Federal Home Loan Bank advances averaged $5.5 million for the quarter ended June 30, 2002 as compared to $0 for the quarter ended June 30, 2001. Average demand deposits increased $8.8 million or 8.3 percent as compared to the first quarter of 2001.

Average interest rates earned on interest-earning assets declined 67 basis points to 6.28 percent in the second quarter 2002 from 6.95 percent earned in the same quarter of 2001. The average interest rates earned on loans and investment securities decreased 58 basis points and 90 basis points, respectively, in the second quarter of 2002 as compared with the same period in 2001. When compared to the quarter ended June 30, 2001, the average interest rate paid on interest-bearing liabilities declined 147 basis points to 2.10 percent in 2002. The average rate paid on certificate of deposits declined 234 basis points and average rates paid on money market accounts declined 181 basis points in the second quarter of 2002 as compared with the same period in 2001.

For the six months ended June 30, 2002 as compared to the same period in 2001, net interest income before provision for loan losses rose 34.9 percent from $11.8 million to $15.9 million. The net interest margin for the year to date June 30, 2002 and 2001 was 4.58 percent and 4.11 percent, respectively.

For the six months ended, average interest-earning assets increased $133.6 million from June 30, 2001 to 2002 as both the investment and loan portfolios experienced significant growth. Average balances on federal funds sold declined by $29.9 million as the strategy to replace these lower-yielding balances with higher-yielding investments was implemented. Average balances of investments and loans increased $102.2 million or 64.8 percent and $65.5 million or 18.3 percent, respectively. Interest-bearing deposits increased 27.4 percent to $551.1 million on average and borrowed funds increased on average to $6.8 million from zero a year ago.

For the year to date ended June 30, 2002, average interest rates earned on federal funds sold declined 336 basis points, while interest rates on investments and loans declined 89 basis points and 64 basis points, respectively. Interest rates paid on interest-bearing deposits decreased 153 basis points with the largest decreases in the interest rates paid on certificates of deposit, 232 basis points and money market accounts, 225 basis points.

OTHER INCOME: For the quarter ended June 30, 2002, other income totaled $2.1 million as compared to $1.6 million for the prior year period, an increase of $474 thousand or 29.5 percent. The bank's trust division, PGB Trust and Investments, generated gross fee income of $1.3 million in the quarter ended June 30, 2002 as compared to $925 thousand in the same quarter of 2001. Service charges and fees increased $77 thousand or 22.8 percent for the second quarter of 2002 as compared with the second quarter of 2001. The growth in these two areas reflects the overall higher level of accounts and new branch locations.

Other income increased 24.9 percent or $808 thousand from the six months ended June 30, 2001 to 2002. Gross fee income from PGB Trust and Investments increased
17.1 percent to $2.4 million while service charges and fees increased 23.2 percent to $824 thousand.

In the third quarter of 2001, the Corporation invested $12.0 million in Bank Owned Life Insurance (BOLI) to assist in offsetting the rising cost of employee benefits. Increases in cash surrender value of $199 thousand and $396 thousand for the second quarter and year to date 2002, respectively, is included in other income.

The following table presents the components of other income for the three and six months ended June 30, 2002 and 2001:

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                                  --------------------        --------------------
(In Thousands)                                     2002          2001          2002         2001
                                                  ------        ------        ------        ------
Trust Department Fees .......................     $1,259        $  925        $2,405        $2,054
Service Charges on Deposit Accounts .........        414           337           824           669
Other Fee Income ............................         91            91           183           173
Bank Owned Life Insurance ...................        199          --             396          --
Other Non-Interest Income ...................         57           128           104           174
Safe Deposit Rental Fees ....................         55            49           113            94
                                                  ------        ------        ------        ------
  Other Income Before Gains on Securities ...      2,075         1,530         4,025         3,164
Securities Gains ............................          8            79            26            79
                                                  ------        ------        ------        ------
                        Total Other Income ..     $2,083        $1,609        $4,051        $3,243
                                                  ======        ======        ======        ======

OTHER EXPENSES: Other expenses increased $1.1 million to $5.3 million for the quarter ended June 30, 2002 as compared with the same period in 2001. Salaries and employee benefits expense totaled $3.0 million for the quarter as compared to $2.5 million in the same quarter of 2001. This increase can be attributed to additions to the professional staff, salary adjustments to attract and retain highly qualified employees and the opening of another branch location. Premises and equipment expense increased 16.9 percent or $149 thousand to $1.0 million for the second quarter of 2002. This increase can be attributed to an overall increase in the cost of operating bank facilities including the new branch location.

For the six months ended June 30, 2002 and 2001, other expenses increased 23.8 percent to $10.5 million from $8.5 million. The largest component of other expense, salaries and employee benefits, increased from $4.8 million to $5.9 million or 22.7 percent. Premises and equipment expense rose $284 thousand or
16.6 percent year over year to $2.0 million.

The following table presents the components of other expense for the three and six months ended June 30, 2002 and 2001:

                                                     Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                   ----------------------        ----------------------
(In Thousands)                                       2002          2001           2002           2001
                                                   -------        -------        -------        -------
Salaries and Benefits ........................     $ 3,017        $ 2,457        $ 5,944        $ 4,843
Premises and Equipment .......................       1,030            881          1,998          1,714
Advertising ..................................         166            144            339            300
Stationery and Supplies ......................         125            110            244            214
Professional Fees ............................         138             77            376            146
Trust Department .............................         109             85            216            171
Telephone ....................................         114             86            173            170
Postage ......................................          82             61            160            137
Other Expense ................................         554            335          1,015            755
                                                   -------        -------        -------        -------
                        Total Other Expense ..     $ 5,335        $ 4,236        $10,465        $ 8,450
                                                   =======        =======        =======        =======

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $394 thousand and $405 thousand at June 30, 2002 and 2001, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                         June 30,
                                                  -----------------------
(In thousands)                                     2002            2001
                                                  -------         -------
Loans past due in excess of 90
  days and still accruing ....................    $   308         $   118
Non-accrual loans ............................         86             287
                                                  -------         -------
Total non-performing assets ..................    $   394         $   405
                                                  =======         =======

Non-performing loans as a % of total loans ...        0.09%           0.10%
Non-performing assets as a % of total
  Loans plus other real estate owned .........        0.09%           0.10%
Allowance as a % of loans ....................        1.02%           0.96%


PROVISION FOR LOAN LOSSES: The provision for loan losses was $201 thousand for the three months ended June 30, 2002 as compared to $124 thousand for the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, the provision for loan losses was $400 thousand and $250 thousand, respectively. The process of determining the adequacy of the allowance is a critical accounting policy of the Corporation and is necessarily judgmental and subject to changes in external conditions. The amount of the loan loss provision and the level of the allowance for possible loan losses are based upon a number of factors including growth in the loan portfolio, Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Net recoveries for the second quarter of 2002 were $20 thousand as compared to net recoveries of $11 thousand during the same period of 2001. For the six months ended June 30, 2002, net charge-offs were $2 thousand compared to $14 thousand in net recoveries for the same period in 2001.

A summary of the allowance for loan losses for the six-month period ended June 30, follows:

(In thousands)                        2002           2001
                                    -------         -------
Balance, January 1, ..............  $ 4,023         $ 3,435
Provision charged to expense .....      400             250
Loans charged off ................      (35)            (44)
Recoveries .......................       33              58
                                    -------         -------

Balance, June 30, ................  $ 4,421         $ 3,699
                                    =======         =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 33 percent for the three months ended June 30, 2002 and for the three months ended June 30, 2001. For the six months ended June 30, 2002 and 2001, the income tax expense as a percentage of pre-tax income was 32 percent and 33 percent, respectively. Income taxes increased 41.1 percent from $2.1 million in 2001 to $2.9 million in 2002, reflecting higher taxable income.

The State of New Jersey recently passed legislation changing certain corporate tax calculations. The changes are not expected to have a material effect on net income in 2002.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At June 30, 2002, total shareholders' equity, including net unrealized gains, was $70.4 million, representing an 18.6 percent increase over the same period in 2001. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At June 30, 2002, the Corporation's Tier 1 Capital and Total Capital ratios were 19.04 percent and 20.30 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at June 30, 2002, was 8.41 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management feels the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $27.6 million at June 30, 2002. In addition, the Corporation has $204.8 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns. As of June 30, 2002, investment securities and securities available for sale maturing within one year amounted to $14.2 million and $4.2 million, respectively.

The primary source of funds available to meet liquidity needs is the Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of June 30, 2002, core deposits equaled $647.9 million.

Another source of liquidity is borrowing capacity. The Corporation has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, short-term and long-term borrowings from the Federal Home Loan Bank of New York, access to the Federal Reserve Bank discount window and loan participations or sales of loans. The Corporation also generates liquidity from the regular principal payments made on its mortgage-backed security and loan portfolios.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation currently does not enter into derivative financial instruments such as futures, forwards, swaps or options. However, the Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of the customers of the Corporation. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of condition. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Corporation until the instrument is exercised.

The Corporation's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the statement of condition to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by Management include the standard GAP report and interest rate shock simulation report. The Corporation has no market risk sensitive instruments held for trading purposes. Management believes the Corporation's market risk is reasonable at June 30, 2002.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of shareholders held on April 23, 2002, in Peapack-Gladstone, New Jersey, the following matters were discussed and voted upon: (1) The following persons were elected as directors of Peapack-Gladstone Financial Corporation for a term of one year:

                                                                                    BROKER
           DIRECTORS              FOR           WITHHELD          ABSTAINED     NON-VOTE TOTAL
           ---------              ---           --------          ---------     --------------
Anthony J. Consi II ........   2,621,732          56,104              0                0
Pamela Hill ................   2,599,935          77,901              0                0
T. Leonard Hill ............   2,589,096          88,740              0                0
Frank A. Kissel ............   2,573,214         104,622              0                0
John D. Kissel .............   2,592,749          85,087              0                0
James R. Lamb ..............   2,622,393          55,443              0                0
George R. Layton ...........   2,621,155          56,681              0                0
Edward A. Merton ...........   2,619,589          58,247              0                0
F. Duffield Meyercord ......   2,619,756          58,080              0                0
John R. Mulcahy ............   2,621,423          56,413              0                0
Robert M. Rogers ...........   2,622,283          55,553              0                0
Philip W. Smith III ........   2,619,615          58,221              0                0
Craig C. Spengeman .........   2,620,917          56,919              0                0
Jack D. Stine ..............   2,619,055          58,781              0                0

(2) The approval of the Peapack-Gladstone Financial Corporation 2002 Long-Term Stock Incentive Plan.
     FOR:  2,451,632             AGAINST:  163,796             ABSTAIN:  31,187
     BROKER NON-VOTE TOTAL:  31,221

(3) The approval of the Peapack-Gladstone Financial Corporation 2002 Stock Option Plan for Outside Directors.
     FOR:  2,422,262             AGAINST:  189,959             ABSTAIN:  34,394
     BROKER NON-VOTE TOTAL:  31,221


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (10) Material Contracts

          A. Employment Agreement dated May 13, 2002 by and among Peapack-Gladstone Financial Corporation, Peapack-Gladstone Bank, and Frank A. Kissel.

          B. Employment Agreement dated May 13, 2002 by and among Peapack-Gladstone Financial Corporation, Peapack-Gladstone Bank, and Craig C. Spengeman.

          C. Employment Agreement dated May 13, 2002 by and among Peapack-Gladstone Financial Corporation, Peapack-Gladstone Bank, and Robert M. Rogers.

          D. Employment Agreement dated May 13, 2002 by and among Peapack-Gladstone Financial Corporation, Peapack-Gladstone Bank, and Arthur F. Birmingham.

    (99) Additional Exhibits

          99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     A. Filed April 9, 2002 to report the correction of the Performance Graph on page 13 of Peapack-Gladstone Financial Corporation's 2002 Proxy Statement filed on March 23, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of August 2002.


                                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                               (Registrant)

                                     BY
                                        ----------------------------------------
                                        (FRANK A. KISSEL, CHAIRMAN
                                        AND CHIEF EXECUTIVE OFFICER)

                                        ----------------------------------------
                                        (ARTHUR F. BIRMINGHAM, EXECUTIVE
                                        VICE PRESIDENT AND CHIEF FINANCIAL
                                        OFFICER)

                     PEAPACK-GLADSTONE EMPLOYMENT AGREEMENT
                               OF FRANK A. KISSEL

     This EMPLOYMENT AGREEMENT (this "Agreement") dated May 13, 2002, by and between Peapack-Gladstone Financial Corporation ("PGFC") and Peapack-Gladstone Bank (the "Bank") (PGFC and the Bank are collectively referred to herein as the "Company"), and Frank A. Kissel (the "Executive"), whose home address is 875 Lamington Road, Bedminster, New Jersey 07821.


                                   WITNESSETH:

     WHEREAS, the Executive is willing to continue to serve as the Chairman and Chief Executive Officer of the Company and the Company desires to retain the Executive in that capacity on the terms and conditions herein set forth; and

     NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties agree as follows:

     SECTION 1. TERM OF EMPLOYMENT. This Agreement shall be effective as of the date hereof and, subject to earlier termination as specified herein, shall continue until December 31, 2004.

     SECTION 2. POSITION AND DUTIES. During the Term, the Executive shall serve as the Chairman and Chief Executive Officer of the Company. The Executive shall have such powers and duties as are commensurate with such position and as may be conferred upon him by the Board of Directors of the Company (the "Board"). During the Term, the Executive shall devote all of his business time, attention, skill and efforts exclusively to the business and affairs of the Company and its subsidiaries. Notwithstanding the foregoing, the Executive may engage in charitable, educational, religious, civic and similar types of activities, speaking engagements, membership on the board of directors of other organizations, and similar activities to the extent that such activities do not inhibit the performance of his duties hereunder or conflict in any material way with the business of the Company and its subsidiaries.

     SECTION 3. COMPENSATION. For all services rendered by the Executive in any capacity required hereunder during the Term, including, without limitation, services as an executive officer, director, or member of any committee of the Company or any of its subsidiaries, the Executive shall be compensated as follows:

     (a) The Company shall pay the Executive a fixed salary at a rate per annum equal to $275,000 ("Base Salary"). The Base Salary shall be increased by 3% per year to $283,250 for the calendar year 2003 and $291,747.50 for the calendar year 2004. Base Salary shall be payable bi-weekly.

     (b) The Company shall pay the Executive a bonus with respect to each calendar year for which he is employed under this Agreement determined as follows: bonus equal to 10% of Base Salary if 90% of Company's budget is achieved and 20% of Base Salary if 100% of Company's budget is achieved. The bonus shall be paid when other employee bonuses are paid or such later date as is mutually agreed to by the Company and the Executive.

     (c) The Executive shall be entitled to five weeks of vacation in each calendar year during the Term. The Executive shall not be entitled to carryover vacation from one year to another or to any payment in respect of any unused vacation.

     (d) The Executive shall be entitled to participate in all compensation and employee benefit plans for which any salaried employees of the Company are eligible. Notwithstanding the foregoing, nothing in this Agreement shall preclude the amendment or termination of any such plan or program.

     SECTION 4. BUSINESS EXPENSES. The Company shall pay or reimburse the Executive for all reasonable entertainment, travel or other expenses incurred by the Executive in connection with the performance of his duties under this Agreement, subject to the Executive's presentation of appropriate documentation in accordance with such procedures as the Company may from time to time establish.

     SECTION 5. TERMINATION OF EMPLOYMENT.

     (a) The Company shall have the right, upon delivery of written notice to the Executive, to terminate the Executive's employment hereunder prior to the expiration of the Term:

          (i) pursuant to a Termination for Cause, or

          (ii) upon the Executive's Permanent Disability, or

          (iii) pursuant to a Without Cause Termination.

     (b) The Executive shall have the right, upon delivery of written notice to the Company 30 days in advance of the proposed termination date, to terminate the Executive's employment hereunder prior to the expiration of the Term in the Executive's sole discretion.

     (c) The Executive's employment hereunder shall terminate automatically without action by any party hereto upon the Executive's death.

     (d) For purposes of this Agreement, the following terms have the following meanings:

          "Termination for Cause" means a termination of the Executive's employment by the Company because the Executive has (a) materially failed to perform the duties assigned to him hereunder or imposed upon him by applicable law, and such failure to perform constitutes self-dealing, willful misconduct or recklessness, (b) committed an act of dishonesty in the performance of his duties hereunder or engaged in conduct materially detrimental to the business of the Company, (c) been convicted of a felony or a misdemeanor involving moral turpitude, (d) materially failed to perform his duties hereunder, which breach or failure the Executive shall fail to remedy within 30 days after written demand from the Company, (e) knowingly failed to follow lawful, written directives of the Board, or (f) engaged in any material employment act or practice, including but not limited to sexual harassment, forbidden by the Company in its employment manual as revised from time to time.

          "Without Cause Termination" means a termination of the Executive's employment by the Company other than due to Permanent Disability, retirement or expiration of the Term and other than a Termination for Cause.

          "Permanent Disability" means permanently disabled so as to qualify for full benefits under the Company's then-existing disability insurance policy. If the Company does not maintain any such policy on the date of termination, "Permanent Disability" shall mean the inability of the Executive to work for a period of four full calendar months during any eight consecutive calendar months due to illness or injury of a physical or mental nature, supported by the completion by the Executive's attending physician of a medical certification form outlining the disability and treatment.

     SECTION 6. BENEFITS UPON TERMINATION.

     (a) In lieu of any severance that may otherwise be payable to the Executive pursuant to any policies of the Company, whether existing on the date hereof or in effect from time to time hereafter, in the event that the Company terminates the Executive's employment pursuant to a Without Cause Termination, the Company shall continue to pay the Executive's Base Salary for a period (the "Severance Period") equal to the longer of (A) the remainder of the Term, or (B) one year from the effective date of such termination. The Executive also shall be entitled to any earned but unpaid Base Salary as of the effective date of termination of employment. No other payments shall be made, or benefits provided, by the Company under this Agreement except as otherwise required by law or the Company's benefit plans.

     (b) In the event that the Company terminates the Executive's employment pursuant to a Permanent Disability, the Company shall pay the Executive any earned but unpaid Base Salary as of the date of termination of employment. No other payments shall be made, or benefits provided, by the Company under this Agreement except as otherwise required by law or the Company's benefit plans.

     (c) In the event that the Company terminates the Executive's employment pursuant to a Termination for Cause or the Executive terminates his employment with the Company (including, without limitation, pursuant to any retirement), the Company shall pay the Executive any earned but unpaid Base Salary as of the date of termination of employment. No other payments shall be made, or benefits provided, by the Company under this Agreement or otherwise except to the extent required by law or the Company's benefit plans.

     (d) In the event that the Executive's employment hereunder is terminated due to the Executive's death, the Company shall pay the Executive's executor or other legal representative (the "Representative") any earned but unpaid Base Salary as of the date of termination of employment. No other payments shall be made, or benefits provided, by the Company whether under this Agreement or otherwise except to the extent required by law or the Company's benefit plans.

     (e) Any payments to be made or benefits to be provided by the Company pursuant to this Section 6 (other than in the event of the Executive's death or Permanent Disability) are subject to the receipt by the Company of an effective general release and agreement not to sue, in a form reasonably satisfactory to the Company and the Executive (the "Release") pursuant to which the Executive agrees (i) to release all claims against the Company and certain related parties (excluding claims for (x) indemnification under the Company's Certificate of Incorporation or by-laws or (y) any severance benefits payable hereunder), (ii) not to maintain any action, suit, claim or proceeding against the Company, its subsidiaries and affiliates and certain related parties, and (iii) to be bound by certain confidentiality and mutual non-disparagement covenants specified therein. Notwithstanding the due date of any post-employment payment, the Company shall not be obligated to make any payments under this Section 6 until after the expiration of any revocation period applicable to the Release.

     (f) The Executive shall not be required to mitigate the severance payments to be made to him hereunder and if the Executive obtains other employment while receiving severance payments hereunder he shall continue to be entitled to the benefits of this Agreement.

     SECTION 7. CONFIDENTIAL INFORMATION. The Executive and the Company agree that all information pertaining to the affairs, business, clients, or customers of the Company or any of its subsidiaries, other than information that the Company has previously made publicly available, is confidential information belonging to the Company and is a unique and valuable asset of the Company. Both during the Term hereof and thereafter, the Executive shall not, except to the extent reasonably necessary in the performance of his duties for the Company during the Term, disclose any information concerning the affairs, businesses, clients, or customers of the Company or its subsidiaries, or make use of any such information for his own purposes or for the benefit of any other person, firm, or corporation. All records, memoranda, letters, books, papers, reports, or other data, and other records and documents relating to the Company or its subsidiaries, whether made by the Executive or otherwise coming into his possession, shall remain the property of the Company, no copies thereof shall be made which are not retained by the Company, and the Executive agrees, on termination of his employment not to retain any copies and deliver all such confidential information in his possession to the Company.

     SECTION 8. NON-COMPETE; NON-SOLICITATION.

     (a) During the period (the "Restricted Period") commencing on the termination of his employment for any reason whatsoever during the Term and ending two years thereafter, the Executive shall not, without express prior written consent of the Company, directly or indirectly, own or hold any proprietary interest in, or be employed by or receive remuneration from, any corporation, partnership, sole proprietorship or other entity (collectively, an "entity") "engaged in competition" (as defined below) with the Company or any of its subsidiaries (a "Competitor"). For purposes of the preceding sentence, (i) the term "proprietary interest" means direct or indirect ownership of an equity interest in an entity other than ownership of less than 2 percent of any class stock in a publicly-held entity, and (ii) an entity shall be considered to be "engaged in competition" if such entity is, or is a holding company for or a subsidiary of an entity which is engaged in the business of (A) providing banking, trust services, asset management advice, or similar financial services to consumers, businesses individuals or other entities, and (B) the entity, holding company or subsidiary maintains any physical offices for the transaction of such business located within 50 miles of the main office of the Company.

     (b) During the Restricted Period, the Executive shall not, without express prior written consent of the Company, solicit or assist any other person in soliciting for the account of any Competitor, any customer or client of the Company or any of its subsidiaries.

     (c) During the Restricted Period, the Executive shall not, without the express prior written consent of the Company, directly or indirectly, (i) solicit or assist any third party in soliciting for employment any person employed by the Company or any of its subsidiaries at the time of the termination of the Executive's employment (collectively, "Employees"), (ii) employ, attempt to employ or materially assist any third party in employing or attempting to employ any Employee, or (iii) otherwise act on behalf of any Competitor to interfere with the relationship between the Company or any of its subsidiaries and their respective Employees.

     (d) The Executive acknowledges that the restrictions contained in this
Section 8 are reasonable and necessary to protect the legitimate interests of the Company and that any breach by the Executive of any provision contained in this Section 8 will result in irreparable injury to the Company for which a remedy at law would be inadequate. Accordingly, the Executive acknowledges that the Company shall be entitled to temporary, preliminary and permanent injunctive relief against the Executive in the event of any breach or threatened breach by the Executive of the provisions of this Section 8, in addition to any other remedy that may be available to the Company whether at law or in equity. With respect to any provision of this Section 8 finally determined by a court of competent jurisdiction to be unenforceable, such court shall be authorized to reform this Agreement or any provision hereof so that it is enforceable to the maximum extent permitted by law. If the covenants of Section 8 are determined to be wholly or partially unenforceable in any jurisdiction, such determination shall not be a bar to or in any way diminish the Company's right to enforce such covenants in any other jurisdiction and shall not bar or limit the enforceability of any other provisions.

     (e) The provisions of this Section 8 shall survive the termination of the Executive's employment with the Company for any reason whatsoever so long as the termination of employment occurs during the Term. If there is no termination of Executive's employment during the Term, the provisions of this Section 8 shall expire and be of no further force and effect after the Term. The Company shall not be required to post any bond or other security in connection with any proceeding to enforce the provisions of this Section 8.

     SECTION 9. WITHHOLDINGS. The Company may directly or indirectly withhold from any payments made under this Agreement all Federal, State, City or other taxes and all other deductions as shall be required pursuant to any law or regulation or pursuant to any contributory benefit plan maintained by or on behalf of the Company.

     SECTION 10. NOTICES. All notices, requests, demands and other communications required or permitted hereunder shall be given in writing and shall be deemed to have been duly given if delivered or mailed, postage prepaid, by same day or overnight mail (i) if to the Executive, at the address set forth above, or (ii) if to the Company, as follows:

     Chairman of the Compensation Committee
     Peapack-Gladstone Bank
     158 Route 206 North
     Gladstone, NJ 07934
or to such other address as either party shall have previously specified in writing to the other.

     SECTION 11. BINDING AGREEMENT; ASSIGNMENT. This Agreement shall be binding upon and shall inure to the benefit of, the Executive and the Company and its successors and permitted assigns. This Agreement is personal to the Executive and may not be assigned by him. The Company may assign its rights and obligations under this Agreement in connection with a sale of all or substantially all of the business of PGFC or the Bank. Any successor to the Company by merger or consolidation shall be entitled to the benefits of this Agreement.

     SECTION 12. GOVERNING LAW. This Agreement shall be governed by, and construed in accordance with, the internal laws of the State of New Jersey, without reference to the choice of law principles thereof.

     SECTION 13. DISPUTE RESOLUTION. At the option of either the Company or the Executive, any dispute, controversy or question arising under, out of or relating to this Agreement, the Executive's employment or termination of employment, including but not limited to any and all statutory claims involving workplace discrimination or wrongful discharge, but excluding claims pursuant to Sections 7 or 8 hereof, shall be referred for decision by arbitration in the State of New Jersey by a neutral arbitrator mutually selected by the parties hereto. Any arbitration proceeding shall be governed by the Rules of the American Arbitration Association then in effect or such last in effect (in the event such Association is no longer in existence). If the parties are unable to agree upon such a neutral arbitrator within 21 days after either party has given the other written notice of the desire to submit the dispute, controversy or question for decision as aforesaid, then either party may apply to the American Arbitration Association for a final and binding appointment of a neutral arbitrator; however, if such Association is not then in existence or does not act in the matter within 45 days of any such application, either party may apply to a judge of the local court where the Bank is headquartered for an appointment of a neutral arbitrator to hear the parties and such judge is hereby authorized to make such appointment. In the event that either party exercises the right to submit a dispute, controversy or question arising hereunder to arbitration, the decision of the neutral arbitrator shall be final, conclusive and binding on all interested persons and no action at law or in equity shall be instituted or, if instituted, further prosecuted by either party other than to enforce the award of the neutral arbitrator. The award of the neutral arbitrator may be entered in any court that has jurisdiction. The Executive and the Company shall each bear all their own costs (including the fees and disbursements of counsel) incurred in connection with any such arbitration and shall each pay one-half of the costs of any arbitrator.

     SECTION 14. ENTIRE AGREEMENT. This Agreement shall constitute the entire agreement among the parties with respect to the matters covered hereby and shall supersede all previous written, oral or implied understandings among them with respect to such matters.

     SECTION 15. AMENDMENTS. This Agreement may only be amended or otherwise modified, and compliance with any provision hereof may only be waived, by a writing executed by all of the parties hereto. The provisions of this Section 15 may only be amended or otherwise modified by such a writing.

     SECTION 16. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, and all of which shall together be deemed to constitute one and the same instrument.

     SECTION 17. EFFECT ON CHANGE-IN-CONTROL AGREEMENT. Notwithstanding anything else to the contrary in this Agreement, if the Change-in-Control Agreement between the Company and the Executive, dated as of January 1, 1998, becomes effective under Section 13b thereof due to a Change-in-Control of the Company (as defined therein), while the Executive remains employed by the Company, this Agreement, including, without limitation, Sections 7 and 8 hereof, shall no longer be effective in any respect but instead the relationship between the Executive and the Company shall be governed by the Change-in-Control Agreement. If the Executive is terminated prior to a Change-in-Control of the Company, then Sections 7 and 8 hereof shall survive the Change-in-Control in accordance with the terms of Sections 7 and 8 hereof.

     IN WITNESS WHEREOF, PGFC and the Bank have caused this Agreement to be duly executed by the undersigned, thereunto duly authorized, and the Executive has signed this Agreement, all as of the date first written above.

WITNESS                             PEAPACK-GLADSTONE FINANCIAL CORPORATION
-------


____________________________        By: ___________________________
Secretary


                           PEAPACK-GLADSTONE BANK


____________________________        By: ___________________________
Secretary


----------------------------        --------------------------------
                           EXECUTIVE

                     PEAPACK-GLADSTONE EMPLOYMENT AGREEMENT
                              OF CRAIG C. SPENGEMAN

     This EMPLOYMENT AGREEMENT (this "Agreement") dated May 13, 2002, by and between Peapack-Gladstone Financial Corporation ("PGFC") and Peapack-Gladstone Bank (the "Bank") (PGFC and the Bank are collectively referred to herein as the "Company"), and Craig C. Spengeman (the "Executive"), whose home address is 117 Apgar Way, Asbury, New Jersey 08802.


                                   WITNESSETH:

     WHEREAS, the Executive is willing to continue to serve as the President of PGB Trust and Investments, a division of the Bank, and Chief Investment Officer of the Company and the Company desires to retain the Executive in that capacity on the terms and conditions herein set forth; and

     NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties agree as follows:

     SECTION 1. TERM OF EMPLOYMENT. This Agreement shall be effective as of the date hereof and, subject to earlier termination as specified herein, shall continue until December 31, 2004.

     SECTION 2. POSITION AND DUTIES. During the Term, the Executive shall serve as the President of PGB Trust and Investments and Chief Investment Officer of the Company. The Executive shall have such powers and duties as are commensurate with such position and as may be conferred upon him by the Board of Directors of the Company (the "Board"). During the Term, the Executive shall devote all of his business time, attention, skill and efforts exclusively to the business and affairs of the Company and its subsidiaries. Notwithstanding the foregoing, the Executive may engage in charitable, educational, religious, civic and similar types of activities, speaking engagements, membership on the board of directors of other organizations, and similar activities to the extent that such activities do not inhibit the performance of his duties hereunder or conflict in any material way with the business of the Company and its subsidiaries.

     SECTION 3. COMPENSATION. For all services rendered by the Executive in any capacity required hereunder during the Term, including, without limitation, services as an executive officer, director, or member of any committee of the Company or any of its subsidiaries, the Executive shall be compensated as follows:

     (a) The Company shall pay the Executive a fixed salary at a rate per annum equal to $200,000 ("Base Salary"). The Base Salary shall be increased by 3% per year to $206,000 for the calendar year 2003 and $212,180 for the calendar year 2004. Base Salary shall be payable bi-weekly.

     (b) The Company shall pay the Executive a bonus with respect to each calendar year for which he is employed under this Agreement determined as follows: bonus equal to 6% of Base Salary if 90% of Company's budget is achieved and 12% of Base Salary if 100% of Company's budget is achieved, plus 4% of Base Salary if 90% of Trust and Investment budgeted income is achieved and 8% of Base Salary if 100% of Trust and Investment budgeted income is achieved. The bonus shall be paid when other employee bonuses are paid or such later date as is mutually agreed to by the Company and the Executive.

     (c) The Executive shall be entitled to five weeks of vacation in each calendar year during the Term. The Executive shall not be entitled to carryover vacation from one year to another or to any payment in respect of any unused vacation.

     (d) The Executive shall be entitled to participate in all compensation and employee benefit plans for which any salaried employees of the Company are eligible. Notwithstanding the foregoing, nothing in this Agreement shall preclude the amendment or termination of any such plan or program.

     SECTION 4. BUSINESS EXPENSES. The Company shall pay or reimburse the Executive for all reasonable entertainment, travel or other expenses incurred by the Executive in connection with the performance of his duties under this Agreement, subject to the Executive's presentation of appropriate documentation in accordance with such procedures as the Company may from time to time establish.

     SECTION 5. TERMINATION OF EMPLOYMENT.

     (a) The Company shall have the right, upon delivery of written notice to the Executive, to terminate the Executive's employment hereunder prior to the expiration of the Term:

          (i)   pursuant to a Termination for Cause, or

          (ii)  upon the Executive's Permanent Disability, or

          (iii) pursuant to a Without Cause Termination.

     (b) The Executive shall have the right, upon delivery of written notice to the Company 30 days in advance of the proposed termination date, to terminate the Executive's employment hereunder prior to the expiration of the Term in the Executive's sole discretion.

     (c) The Executive's employment hereunder shall terminate automatically without action by any party hereto upon the Executive's death.

     (d) For purposes of this Agreement, the following terms have the following meanings:

          "Termination for Cause" means a termination of the Executive's employment by the Company because the Executive has (a) materially failed to perform the duties assigned to him hereunder or imposed upon him by applicable law, and such failure to perform constitutes self-dealing, willful misconduct or recklessness, (b) committed an act of dishonesty in the performance of his duties hereunder or engaged in conduct materially detrimental to the business of the Company, (c) been convicted of a felony or a misdemeanor involving moral turpitude, (d) materially failed to perform his duties hereunder, which breach or failure the Executive shall fail to remedy within 30 days after written demand from the Company, (e) knowingly failed to follow lawful, written directives of the Board, or (f) engaged in any material employment act or practice, including but not limited to sexual harassment, forbidden by the Company in its employment manual as revised from time to time.

          "Without Cause Termination" means a termination of the Executive's employment by the Company other than due to Permanent Disability, retirement or expiration of the Term and other than a Termination for Cause.

          "Permanent Disability" means permanently disabled so as to qualify for full benefits under the Company's then-existing disability insurance policy. If the Company does not maintain any such policy on the date of termination, "Permanent Disability" shall mean the inability of the Executive to work for a period of four full calendar months during any eight consecutive calendar months due to illness or injury of a physical or mental nature, supported by the completion by the Executive's attending physician of a medical certification form outlining the disability and treatment.

     SECTION 6. BENEFITS UPON TERMINATION.

     (a) In lieu of any severance that may otherwise be payable to the Executive pursuant to any policies of the Company, whether existing on the date hereof or in effect from time to time hereafter, in the event that the Company terminates the Executive's employment pursuant to a Without Cause Termination, the Company shall continue to pay the Executive's Base Salary for a period (the "Severance Period") equal to the longer of (A) the remainder of the Term, or (B) one year from the effective date of such termination. The Executive also shall be entitled to any earned but unpaid Base Salary as of the effective date of termination of employment. No other payments shall be made, or benefits provided, by the Company under this Agreement except as otherwise required by law or the Company's benefit plans.

     (b) In the event that the Company terminates the Executive's employment pursuant to a Permanent Disability, the Company shall pay the Executive any earned but unpaid Base Salary as of the date of termination of employment. No other payments shall be made, or benefits provided, by the Company under this Agreement except as otherwise required by law or the Company's benefit plans.

     (c) In the event that the Company terminates the Executive's employment pursuant to a Termination for Cause or the Executive terminates his employment with the Company (including, without limitation, pursuant to any retirement), the Company shall pay the Executive any earned but unpaid Base Salary as of the date of termination of employment. No other payments shall be made, or benefits provided, by the Company under this Agreement or otherwise except to the extent required by law or the Company's benefit plans.

     (d) In the event that the Executive's employment hereunder is terminated due to the Executive's death, the Company shall pay the Executive's executor or other legal representative (the "Representative") any earned but unpaid Base Salary as of the date of termination of employment. No other payments shall be made, or benefits provided, by the Company whether under this Agreement or otherwise except to the extent required by law or the Company's benefit plans.

     (e) Any payments to be made or benefits to be provided by the Company pursuant to this Section 6 (other than in the event of the Executive's death or Permanent Disability) are subject to the receipt by the Company of an effective general release and agreement not to sue, in a form reasonably satisfactory to the Company and the Executive (the "Release") pursuant to which the Executive agrees (i) to release all claims against the Company and certain related parties (excluding claims for (x) indemnification under the Company's Certificate of Incorporation or by-laws or (y) any severance benefits payable hereunder), (ii) not to maintain any action, suit, claim or proceeding against the Company, its subsidiaries and affiliates and certain related parties, and (iii) to be bound by certain confidentiality and mutual non-disparagement covenants specified therein. Notwithstanding the due date of any post-employment payment, the Company shall not be obligated to make any payments under this Section 6 until after the expiration of any revocation period applicable to the Release.

     (f) The Executive shall not be required to mitigate the severance payments to be made to him hereunder and if the Executive obtains other employment while receiving severance payments hereunder he shall continue to be entitled to the benefits of this Agreement.

     SECTION 7. CONFIDENTIAL INFORMATION. The Executive and the Company agree that all information pertaining to the affairs, business, clients, or customers of the Company or any of its subsidiaries, other than information that the Company has previously made publicly available, is confidential information belonging to the Company and is a unique and valuable asset of the Company. Both during the Term hereof and thereafter, the Executive shall not, except to the extent reasonably necessary in the performance of his duties for the Company during the Term, disclose any information concerning the affairs, businesses, clients, or customers of the Company or its subsidiaries, or make use of any such information for his own purposes or for the benefit of any other person, firm, or corporation. All records, memoranda, letters, books, papers, reports, or other data, and other records and documents relating to the Company or its subsidiaries, whether made by the Executive or otherwise coming into his possession, shall remain the property of the Company, no copies thereof shall be made which are not retained by the Company, and the Executive agrees, on termination of his employment not to retain any copies and deliver all such confidential information in his possession to the Company.

     SECTION 8. NON-COMPETE; NON-SOLICITATION.

     (a) During the period (the "Restricted Period") commencing on the termination of his employment for any reason whatsoever during the Term and ending two years thereafter, the Executive shall not, without express prior written consent of the Company, directly or indirectly, own or hold any proprietary interest in, or be employed by or receive remuneration from, any corporation, partnership, sole proprietorship or other entity (collectively, an "entity") "engaged in competition" (as defined below) with the Company or any of its subsidiaries (a "Competitor"). For purposes of the preceding sentence, (i) the term "proprietary interest" means direct or indirect ownership of an equity interest in an entity other than ownership of less than 2 percent of any class stock in a publicly-held entity, and (ii) an entity shall be considered to be "engaged in competition" if such entity is, or is a holding company for or a subsidiary of an entity which is engaged in the business of (A) providing banking, trust services, asset management advice, or similar financial services to consumers, businesses individuals or other entities, and (B) the entity, holding company or subsidiary maintains any physical offices for the transaction of such business located within 50 miles of the main office of the Company.

     (b) During the Restricted Period, the Executive shall not, without express prior written consent of the Company, solicit or assist any other person in soliciting for the account of any Competitor, any customer or client of the Company or any of its subsidiaries.

     (c) During the Restricted Period, the Executive shall not, without the express prior written consent of the Company, directly or indirectly, (i) solicit or assist any third party in soliciting for employment any person employed by the Company or any of its subsidiaries at the time of the termination of the Executive's employment (collectively, "Employees"), (ii) employ, attempt to employ or materially assist any third party in employing or attempting to employ any Employee, or (iii) otherwise act on behalf of any Competitor to interfere with the relationship between the Company or any of its subsidiaries and their respective Employees.

     (d) The Executive acknowledges that the restrictions contained in this
Section 8 are reasonable and necessary to protect the legitimate interests of the Company and that any breach by the Executive of any provision contained in this Section 8 will result in irreparable injury to the Company for which a remedy at law would be inadequate. Accordingly, the Executive acknowledges that the Company shall be entitled to temporary, preliminary and permanent injunctive relief against the Executive in the event of any breach or threatened breach by the Executive of the provisions of this Section 8, in addition to any other remedy that may be available to the Company whether at law or in equity. With respect to any provision of this Section 8 finally determined by a court of competent jurisdiction to be unenforceable, such court shall be authorized to reform this Agreement or any provision hereof so that it is enforceable to the maximum extent permitted by law. If the covenants of Section 8 are determined to be wholly or partially unenforceable in any jurisdiction, such determination shall not be a bar to or in any way diminish the Company's right to enforce such covenants in any other jurisdiction and shall not bar or limit the enforceability of any other provisions.

     (e) The provisions of this Section 8 shall survive the termination of the Executive's employment with the Company for any reason whatsoever so long as the termination of employment occurs during the Term. If there is no termination of Executive's employment during the Term, the provisions of this Section 8 shall expire and be of no further force and effect after the Term. The Company shall not be required to post any bond or other security in connection with any proceeding to enforce the provisions of this Section 8.

     SECTION 9. WITHHOLDINGS. The Company may directly or indirectly withhold from any payments made under this Agreement all Federal, State, City or other taxes and all other deductions as shall be required pursuant to any law or regulation or pursuant to any contributory benefit plan maintained by or on behalf of the Company.

     SECTION 10. NOTICES. All notices, requests, demands and other communications required or permitted hereunder shall be given in writing and shall be deemed to have been duly given if delivered or mailed, postage prepaid, by same day or overnight mail (i) if to the Executive, at the address set forth above, or (ii) if to the Company, as follows:

     Frank A. Kissel, Chairman & CEO
     Peapack-Gladstone Bank
     158 Route 206 North
     Gladstone, NJ 07934
or to such other address as either party shall have previously specified in writing to the other.

     SECTION 11. BINDING AGREEMENT; ASSIGNMENT. This Agreement shall be binding upon and shall inure to the benefit of, the Executive and the Company and its successors and permitted assigns. This Agreement is personal to the Executive and may not be assigned by him. The Company may assign its rights and obligations under this Agreement in connection with a sale of all or substantially all of the business of PGFC or the Bank. Any successor to the Company by merger or consolidation shall be entitled to the benefits of this Agreement.

     SECTION 12. GOVERNING LAW. This Agreement shall be governed by, and construed in accordance with, the internal laws of the State of New Jersey, without reference to the choice of law principles thereof.

     SECTION 13. DISPUTE RESOLUTION. At the option of either the Company or the Executive, any dispute, controversy or question arising under, out of or relating to this Agreement, the Executive's employment or termination of employment, including but not limited to any and all statutory claims involving workplace discrimination or wrongful discharge, but excluding claims pursuant to Sections 7 or 8 hereof, shall be referred for decision by arbitration in the State of New Jersey by a neutral arbitrator mutually selected by the parties hereto. Any arbitration proceeding shall be governed by the Rules of the American Arbitration Association then in effect or such last in effect (in the event such Association is no longer in existence). If the parties are unable to agree upon such a neutral arbitrator within 21 days after either party has given the other written notice of the desire to submit the dispute, controversy or question for decision as aforesaid, then either party may apply to the American Arbitration Association for a final and binding appointment of a neutral arbitrator; however, if such Association is not then in existence or does not act in the matter within 45 days of any such application, either party may apply to a judge of the local court where the Bank is headquartered for an appointment of a neutral arbitrator to hear the parties and such judge is hereby authorized to make such appointment. In the event that either party exercises the right to submit a dispute, controversy or question arising hereunder to arbitration, the decision of the neutral arbitrator shall be final, conclusive and binding on all interested persons and no action at law or in equity shall be instituted or, if instituted, further prosecuted by either party other than to enforce the award of the neutral arbitrator. The award of the neutral arbitrator may be entered in any court that has jurisdiction. The Executive and the Company shall each bear all their own costs (including the fees and disbursements of counsel) incurred in connection with any such arbitration and shall each pay one-half of the costs of any arbitrator.

     SECTION 14. ENTIRE AGREEMENT. This Agreement shall constitute the entire agreement among the parties with respect to the matters covered hereby and shall supersede all previous written, oral or implied understandings among them with respect to such matters.

     SECTION 15. AMENDMENTS. This Agreement may only be amended or otherwise modified, and compliance with any provision hereof may only be waived, by a writing executed by all of the parties hereto. The provisions of this Section 15 may only be amended or otherwise modified by such a writing.

     SECTION 16. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, and all of which shall together be deemed to constitute one and the same instrument.

     SECTION 17. EFFECT ON CHANGE-IN-CONTROL AGREEMENT. Notwithstanding anything else to the contrary in this Agreement, if the Change-in-Control Agreement between the Company and the Executive, dated as of January 1, 1998, becomes effective under Section 13b thereof due to a Change-in-Control of the Company (as defined therein), while the Executive remains employed by the Company, this Agreement, including, without limitation, Sections 7 and 8 hereof, shall no longer be effective in any respect but instead the relationship between the Executive and the Company shall be governed by the Change-in-Control Agreement. If the Executive is terminated prior to a Change-in-Control of the Company, then Sections 7 and 8 hereof shall survive the Change-in-Control in accordance with the terms of Sections 7 and 8 hereof.

     IN WITNESS WHEREOF, PGFC and the Bank have caused this Agreement to be duly executed by the undersigned, thereunto duly authorized, and the Executive has signed this Agreement, all as of the date first written above.

WITNESS                             PEAPACK-GLADSTONE FINANCIAL CORPORATION
-------

____________________________        By: ___________________________
Secretary

                           PEAPACK-GLADSTONE BANK

____________________________        By: ___________________________
Secretary

----------------------------        --------------------------------
                           EXECUTIVE

                     PEAPACK-GLADSTONE EMPLOYMENT AGREEMENT
                               OF ROBERT M. ROGERS

     This EMPLOYMENT AGREEMENT (this "Agreement") dated May 13, 2002, by and between Peapack-Gladstone Financial Corporation ("PGFC") and Peapack-Gladstone Bank (the "Bank") (PGFC and the Bank are collectively referred to herein as the "Company"), and Robert M. Rogers (the "Executive"), whose home address is 29 Maines Road, Blairstown, New Jersey 07825.


                                   WITNESSETH:

     WHEREAS, the Executive is willing to continue to serve as the President and Chief Operating Officer of the Company and the Company desires to retain the Executive in that capacity on the terms and conditions herein set forth; and

     NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties agree as follows:

     SECTION 1. TERM OF EMPLOYMENT. This Agreement shall be effective as of the date hereof and, subject to earlier termination as specified herein, shall continue until December 31, 2004.

     SECTION 2. POSITION AND DUTIES. During the Term, the Executive shall serve as the President and Chief Operating Officer of the Company. The Executive shall have such powers and duties as are commensurate with such position and as may be conferred upon him by the Board of Directors of the Company (the "Board"). During the Term, the Executive shall devote all of his business time, attention, skill and efforts exclusively to the business and affairs of the Company and its subsidiaries. Notwithstanding the foregoing, the Executive may engage in charitable, educational, religious, civic and similar types of activities, speaking engagements, membership on the board of directors of other organizations, and similar activities to the extent that such activities do not inhibit or prohibit the performance of his duties hereunder or inhibit or conflict in any material way with the business of the Company and its subsidiaries.

     SECTION 3. COMPENSATION. For all services rendered by the Executive in any capacity required hereunder during the Term, including, without limitation, services as an executive officer, director, or member of any committee of the Company or any of its subsidiaries, the Executive shall be compensated as follows:

     (a) The Company shall pay the Executive a fixed salary at a rate per annum equal to $175,000.00 ("Base Salary"). The Base Salary shall be increased by 3% per year to $180,250.00 for the calendar year 2003 and $185,657.50 for the calendar year 2004. Base Salary shall be payable bi-weekly.

     (b) The Company shall pay the Executive a bonus with respect to each calendar year for which he is employed under this Agreement determined as follows: bonus equal to 10% of Base Salary if 90% of Company's budget is achieved and 20% of Base Salary if 100% of Company's budget is achieved. The bonus shall be paid when other employee bonuses are paid or such later date as is mutually agreed to by the Company and the Executive.

     (c) The Executive shall be entitled to five weeks of vacation in each calendar year during the Term. The Executive shall not be entitled to carryover vacation from one year to another or to any payment in respect of any unused vacation.

     (d) The Executive shall be entitled to participate in all compensation and employee benefit plans for which any salaried employees of the Company are eligible. Notwithstanding the foregoing, nothing in this Agreement shall preclude the amendment or termination of any such plan or program.

     SECTION 4. BUSINESS EXPENSES. The Company shall pay or reimburse the Executive for all reasonable entertainment, travel or other expenses incurred by the Executive in connection with the performance of his duties under this Agreement, subject to the Executive's presentation of appropriate documentation in accordance with such procedures as the Company may from time to time establish.

     SECTION 5. TERMINATION OF EMPLOYMENT.

     (a) The Company shall have the right, upon delivery of written notice to the Executive, to terminate the Executive's employment hereunder prior to the expiration of the Term:

               (i)   pursuant to a Termination for Cause, or

               (ii)  upon the Executive's Permanent Disability, or

               (iii) pursuant to a Without Cause Termination.

     (b) The Executive shall have the right, upon delivery of written notice to the Company 30 days in advance of the proposed termination date, to terminate the Executive's employment hereunder prior to the expiration of the Term in the Executive's sole discretion.

     (c) The Executive's employment hereunder shall terminate automatically without action by any party hereto upon the Executive's death.

     (d) For purposes of this Agreement, the following terms have the following meanings:

     "Termination for Cause" means a termination of the Executive's employment by the Company because the Executive has (a) materially failed to perform the duties assigned to him hereunder or imposed upon him by applicable law, and such failure to perform constitutes self-dealing, willful misconduct or recklessness,
(b) committed an act of dishonesty in the performance of his duties hereunder or engaged in conduct materially detrimental to the business of the Company, (c) been convicted of a felony or a misdemeanor involving moral turpitude, (d) materially failed to perform his duties hereunder, which breach or failure the Executive shall fail to remedy within 30 days after written demand from the Company, (e) knowingly failed to follow lawful, written directives of the Board, or (f) engaged in any material employment act or practice, including but not limited to sexual harassment, forbidden by the Company in its employment manual as revised from time to time.

     "Without Cause Termination" means a termination of the Executive's employment by the Company other than due to Permanent Disability, retirement or expiration of the Term and other than a Termination for Cause.

     "Permanent Disability" means permanently disabled so as to qualify for full benefits under the Company's then-existing disability insurance policy. If the Company does not maintain any such policy on the date of termination, "Permanent Disability" shall mean the inability of the Executive to work for a period of four full calendar months during any eight consecutive calendar months due to illness or injury of a physical or mental nature, supported by the completion by the Executive's attending physician of a medical certification form outlining the disability and treatment.

     SECTION 6. OTHER DUTIES OF EXECUTIVE DURING AND AFTER TERM.

     (a) In lieu of any severance that may otherwise be payable to the Executive pursuant to any policies of the Company, whether existing on the date hereof or in effect from time to time hereafter, in the event that the Company terminates the Executive's employment pursuant to a Without Cause Termination, the Company shall continue to pay the Executive's Base Salary for a period (the "Severance Period") equal to the longer of (A) the remainder of the Term, or (B) one year from the effective date of such termination. The Executive also shall be entitled to any earned but unpaid Base Salary as of the effective date of termination of employment. No other payments shall be made, or benefits provided, by the Company under this Agreement except as otherwise required by law or the Company's benefit plans.

     (b) In the event that the Company terminates the Executive's employment pursuant to a Permanent Disability, the Company shall pay the Executive any earned but unpaid Base Salary as of the date of termination of employment. No other payments shall be made, or benefits provided, by the Company under this Agreement except as otherwise required by law or the Company's benefit plans.

     (c) In the event that the Company terminates the Executive's employment pursuant to a Termination for Cause or the Executive terminates his employment with the Company (including, without limitation, pursuant to any retirement), the Company shall pay the Executive any earned but unpaid Base Salary as of the date of termination of employment. No other payments shall be made, or benefits provided, by the Company under this Agreement or otherwise except to the extent required by law or the Company's benefit plans.

     (d) In the event that the Executive's employment hereunder is terminated due to the Executive's death, the Company shall pay the Executive's executor or other legal representative (the "Representative") any earned but unpaid Base Salary as of the date of termination of employment. No other payments shall be made, or benefits provided, by the Company whether under this Agreement or otherwise except to the extent required by law or the Company's benefit plans.

     (e) Any payments to be made or benefits to be provided by the Company pursuant to this Section 6 (other than in the event of the Executive's death or Permanent Disability) are subject to the receipt by the Company of an effective general release and agreement not to sue, in a form reasonably satisfactory to the Company and the Executive (the "Release") pursuant to which the Executive agrees (i) to release all claims against the Company and certain related parties (excluding claims for (x) indemnification under the Company's Certificate of Incorporation or by-laws or (y) any severance benefits payable hereunder), (ii) not to maintain any action, suit, claim or proceeding against the Company, its subsidiaries and affiliates and certain related parties, and (iii) to be bound by certain confidentiality and mutual non-disparagement covenants specified therein. Notwithstanding the due date of any post-employment payment, the Company shall not be obligated to make any payments under this Section 6 until after the expiration of any revocation period applicable to the Release.

     (f) The Executive shall not be required to mitigate the severance payments to be made to him hereunder and if the Executive obtains other employment while receiving severance payments hereunder he shall continue to be entitled to the benefits of this Agreement.

     SECTION 7. CONFIDENTIAL INFORMATION. The Executive and the Company agree that all information pertaining to the affairs, business, clients, or customers of the Company or any of its subsidiaries, other than information that the Company has previously made publicly available, is confidential information belonging to the Company and is a unique and valuable asset of the Company. Both during the Term hereof and thereafter, the Executive shall not, except to the extent reasonably necessary in the performance of his duties for the Company during the Term, disclose any information concerning the affairs, businesses, clients, or customers of the Company or its subsidiaries, or make use of any such information for his own purposes or for the benefit of any other person, firm, or corporation. All records, memoranda, letters, books, papers, reports, or other data, and other records and documents relating to the Company or its subsidiaries, whether made by the Executive or otherwise coming into his possession, shall remain the property of the Company, no copies thereof shall be made which are not retained by the Company, and the Executive agrees, on termination of his employment not to retain any copies and deliver all such confidential information in his possession to the Company.

     SECTION 8. NON-COMPETE; NON-SOLICITATION.

     (a) During the period (the "Restricted Period") commencing on the termination of his employment for any reason whatsoever during the Term and ending two years thereafter, the Executive shall not, without express prior written consent of the Company, directly or indirectly, own or hold any proprietary interest in, or be employed by or receive remuneration from, any corporation, partnership, sole proprietorship or other entity (collectively, an "entity") "engaged in competition" (as defined below) with the Company or any of its subsidiaries (a "Competitor"). For purposes of the preceding sentence, (i) the term "proprietary interest" means direct or indirect ownership of an equity interest in an entity other than ownership of less than 2 percent of any class stock in a publicly-held entity, and (ii) an entity shall be considered to be "engaged in competition" if such entity is, or is a holding company for or a subsidiary of an entity which is engaged in the business of (A) providing banking, trust services, asset management advice, or similar financial services to consumers, businesses individuals or other entities, and (B) the entity, holding company or subsidiary maintains any physical offices for the transaction of such business located within 50 miles of the main office of the Company.

     (b) During the Restricted Period, the Executive shall not, without express prior written consent of the Company, solicit or assist any other person in soliciting for the account of any Competitor, any customer or client of the Company or any of its subsidiaries.

     (c) During the Restricted Period, the Executive shall not, without the express prior written consent of the Company, directly or indirectly, (i) solicit or assist any third party in soliciting for employment any person employed by the Company or any of its subsidiaries at the time of the termination of the Executive's employment (collectively, "Employees"), (ii) employ, attempt to employ or materially assist any third party in employing or attempting to employ any Employee, or (iii) otherwise act on behalf of any Competitor to interfere with the relationship between the Company or any of its subsidiaries and their respective Employees.

     (d) The Executive acknowledges that the restrictions contained in this
Section 8 are reasonable and necessary to protect the legitimate interests of the Company and that any breach by the Executive of any provision contained in this Section 8 will result in irreparable injury to the Company for which a remedy at law would be inadequate. Accordingly, the Executive acknowledges that the Company shall be entitled to temporary, preliminary and permanent injunctive relief against the Executive in the event of any breach or threatened breach by the Executive of the provisions of this Section 8, in addition to any other remedy that may be available to the Company whether at law or in equity. With respect to any provision of this Section 8 finally determined by a court of competent jurisdiction to be unenforceable, such court shall be authorized to reform this Agreement or any provision hereof so that it is enforceable to the maximum extent permitted by law. If the covenants of Section 8 are determined to be wholly or partially unenforceable in any jurisdiction, such determination shall not be a bar to or in any way diminish the Company's right to enforce such covenants in any other jurisdiction and shall not bar or limit the enforceability of any other provisions.

     (e) The provisions of this Section 8 shall survive the termination of the Executive's employment with the Company for any reason whatsoever so long as the termination of employment occurs during the Term. If there is no termination of Executive's employment during the Term, the provisions of this Section 8 shall expire and be of no further force and effect after the Term. The Company shall not be required to post any bond or other security in connection with any proceeding to enforce the provisions of this Section 8.

     SECTION 9. WITHHOLDINGS. The Company may directly or indirectly withhold from any payments made under this Agreement all Federal, State, City or other taxes and all other deductions as shall be required pursuant to any law or regulation or pursuant to any contributory benefit plan maintained by or on behalf of the Company.

     SECTION 10. NOTICES. All notices, requests, demands and other communications required or permitted hereunder shall be given in writing and shall be deemed to have been duly given if delivered or mailed, postage prepaid, by same day or overnight mail (i) if to the Executive, at the address set forth above, or (ii) if to the Company, as follows:

               Frank A. Kissel, Chairman & CEO
               Peapack-Gladstone Bank
               158 Route 206 North
               Gladstone, NJ 07934
or to such other address as either party shall have previously specified in writing to the other.

     SECTION 11. BINDING AGREEMENT; ASSIGNMENT. This Agreement shall be binding upon and shall inure to the benefit of, the Executive and the Company and its successors and permitted assigns. This Agreement is personal to the Executive and may not be assigned by him. The Company may assign its rights and obligations under this Agreement in connection with a sale of all or substantially all of the business of PGFC or the Bank. Any successor to the Company by merger or consolidation shall be entitled to the benefits of this Agreement.

     SECTION 12. GOVERNING LAW. This Agreement shall be governed by, and construed in accordance with, the internal laws of the State of New Jersey, without reference to the choice of law principles thereof.

     SECTION 13. DISPUTE RESOLUTION. At the option of either the Company or the Executive, any dispute, controversy or question arising under, out of or relating to this Agreement, the Executive's employment or termination of employment, including but not limited to any and all statutory claims involving workplace discrimination or wrongful discharge, but excluding claims pursuant to Sections 7 or 8 hereof, shall be referred for decision by arbitration in the State of New Jersey by a neutral arbitrator mutually selected by the parties hereto. Any arbitration proceeding shall be governed by the Rules of the American Arbitration Association then in effect or such last in effect (in the event such Association is no longer in existence). If the parties are unable to agree upon such a neutral arbitrator within 21 days after either party has given the other written notice of the desire to submit the dispute, controversy or question for decision as aforesaid, then either party may apply to the American Arbitration Association for a final and binding appointment of a neutral arbitrator; however, if such Association is not then in existence or does not act in the matter within 45 days of any such application, either party may apply to a judge of the local court where the Bank is headquartered for an appointment of a neutral arbitrator to hear the parties and such judge is hereby authorized to make such appointment. In the event that either party exercises the right to submit a dispute, controversy or question arising hereunder to arbitration, the decision of the neutral arbitrator shall be final, conclusive and binding on all interested persons and no action at law or in equity shall be instituted or, if instituted, further prosecuted by either party other than to enforce the award of the neutral arbitrator. The award of the neutral arbitrator may be entered in any court that has jurisdiction. The Executive and the Company shall each bear all their own costs (including the fees and disbursements of counsel) incurred in connection with any such arbitration and shall each pay one-half of the costs of any arbitrator.

     SECTION 14. ENTIRE AGREEMENT. This Agreement shall constitute the entire agreement among the parties with respect to the matters covered hereby and shall supersede all previous written, oral or implied understandings among them with respect to such matters.

     SECTION 15. AMENDMENTS. This Agreement may only be amended or otherwise modified, and compliance with any provision hereof may only be waived, by a writing executed by all of the parties hereto. The provisions of this Section 15 may only be amended or otherwise modified by such a writing.

     SECTION 16. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, and all of which shall together be deemed to constitute one and the same instrument.

     SECTION 17. EFFECT ON CHANGE-IN-CONTROL AGREEMENT. Notwithstanding anything else to the contrary in this Agreement, if the Change-in-Control Agreement between the Company and the Executive, dated as of January 1, 1998, becomes effective under Section 13b thereof due to a Change-in-Control of the Company (as defined therein), while the Executive remains employed by the Company, this Agreement, including, without limitation, Sections 7 and 8 hereof, shall no longer be effective in any respect but instead the relationship between the Executive and the Company shall be governed by the Change-in-Control Agreement. If the Executive is terminated prior to a Change-in-Control of the Company, then Sections 7 and 8 hereof shall survive the Change-in-Control in accordance with the terms of Sections 7 and 8 hereof.

     IN WITNESS WHEREOF, PGFC and the Bank have caused this Agreement to be duly executed by the undersigned, thereunto duly authorized, and the Executive has signed this Agreement, all as of the date first written above.

WITNESS                             PEAPACK-GLADSTONE FINANCIAL CORPORATION
-------


____________________________        By: ___________________________
Secretary


                           PEAPACK-GLADSTONE BANK

____________________________        By: ___________________________
Secretary


----------------------------        --------------------------------
                           EXECUTIVE

                     PEAPACK-GLADSTONE EMPLOYMENT AGREEMENT
                             OF ARTHUR F. BIRMINGHAM

     This EMPLOYMENT AGREEMENT (this "Agreement") dated May 13, 2002, by and between Peapack-Gladstone Financial Corporation ("PGFC") and Peapack-Gladstone Bank (the "Bank") (PGFC and the Bank are collectively referred to herein as the "Company"), and Arthur F. Birmingham (the "Executive"), whose home address is 14 Apgar Avenue, Gladstone, New Jersey.


                                   WITNESSETH:

     WHEREAS, the Executive is willing to continue to serve as the Executive Vice President and Chief Financial Officer of the Company and the Company desires to retain the Executive in that capacity on the terms and conditions herein set forth; and

     NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties agree as follows:

     SECTION 1. TERM OF EMPLOYMENT. This Agreement shall be effective as of the date hereof and, subject to earlier termination as specified herein, shall continue until December 31, 2004.

     SECTION 2. POSITION AND DUTIES. During the Term, the Executive shall serve as the Executive Vice President and Chief Financial Officer of the Company. The Executive shall have such powers and duties as are commensurate with such position and as may be conferred upon him by the Board of Directors of the Company (the "Board"). During the Term, the Executive shall devote all of his business time, attention, skill and efforts exclusively to the business and affairs of the Company and its subsidiaries. Notwithstanding the foregoing, the Executive may engage in charitable, educational, religious, civic and similar types of activities, speaking engagements, membership on the board of directors of other organizations, and similar activities to the extent that such activities do not inhibit the performance of his duties hereunder or conflict in any material way with the business of the Company and its subsidiaries.

     SECTION 3. COMPENSATION. For all services rendered by the Executive in any capacity required hereunder during the Term, including, without limitation, services as an executive officer, director, or member of any committee of the Company or any of its subsidiaries, the Executive shall be compensated as follows:

     (a) The Company shall pay the Executive a fixed salary at a rate per annum equal to $150,000.00 ("Base Salary"). The Base Salary shall be increased by 3% per year to $154,500.00 for the calendar year 2003 and $159,135.00 for the calendar year 2004. Base Salary shall be payable bi-weekly.

     (b) The Company shall pay the Executive a bonus with respect to each calendar year for which he is employed under this Agreement determined as follows: bonus equal to 10% of Base Salary if 90% of Company's budget is achieved and 20% of Base Salary if 100% of Company's budget is achieved. The bonus shall be paid when other employee bonuses are paid or such later date as is mutually agreed to by the Company and the Executive.

     (c) The Executive shall be entitled to five weeks of vacation in each calendar year during the Term. The Executive shall not be entitled to carryover vacation from one year to another or to any payment in respect of any unused vacation.

     (d) The Executive shall be entitled to participate in all compensation and employee benefit plans for which any salaried employees of the Company are eligible. Notwithstanding the foregoing, nothing in this Agreement shall preclude the amendment or termination of any such plan or program.

     SECTION 4. BUSINESS EXPENSES. The Company shall pay or reimburse the Executive for all reasonable entertainment, travel or other expenses incurred by the Executive in connection with the performance of his duties under this Agreement, subject to the Executive's presentation of appropriate documentation in accordance with such procedures as the Company may from time to time establish.

     SECTION 5. TERMINATION OF EMPLOYMENT.

     (a) The Company shall have the right, upon delivery of written notice to the Executive, to terminate the Executive's employment hereunder prior to the expiration of the Term:

         (i)   pursuant to a Termination for Cause, or

         (ii)  upon the Executive's Permanent Disability, or

         (iii) pursuant to a Without Cause Termination.

     (b) The Executive shall have the right, upon delivery of written notice to the Company 30 days in advance of the proposed termination date, to terminate the Executive's employment hereunder prior to the expiration of the Term in the Executive's sole discretion.

     (c) The Executive's employment hereunder shall terminate automatically without action by any party hereto upon the Executive's death.

     (d) For purposes of this Agreement, the following terms have the following meanings:

          "Termination for Cause" means a termination of the Executive's employment by the Company because the Executive has (a) materially failed to perform the duties assigned to him hereunder or imposed upon him by applicable law, and such failure to perform constitutes self-dealing, willful misconduct or recklessness, (b) committed an act of dishonesty in the performance of his duties hereunder or engaged in conduct materially detrimental to the business of the Company, (c) been convicted of a felony or a misdemeanor involving moral turpitude, (d) materially failed to perform his duties hereunder, which breach or failure the Executive shall fail to remedy within 30 days after written demand from the Company, (e) knowingly failed to follow lawful, written directives of the Board, or (f) engaged in any material employment act or practice, including but not limited to sexual harassment, forbidden by the Company in its employment manual as revised from time to time.

          "Without Cause Termination" means a termination of the Executive's employment by the Company other than due to Permanent Disability, retirement or expiration of the Term and other than a Termination for Cause.

          "Permanent Disability" means permanently disabled so as to qualify for full benefits under the Company's then-existing disability insurance policy. If the Company does not maintain any such policy on the date of termination, "Permanent Disability" shall mean the inability of the Executive to work for a period of four full calendar months during any eight consecutive calendar months due to illness or injury of a physical or mental nature, supported by the completion by the Executive's attending physician of a medical certification form outlining the disability and treatment.

     SECTION 6. BENEFITS UPON TERMINATION.

     (a) In lieu of any severance that may otherwise be payable to the Executive pursuant to any policies of the Company, whether existing on the date hereof or in effect from time to time hereafter, in the event that the Company terminates the Executive's employment pursuant to a Without Cause Termination, the Company shall continue to pay the Executive's Base Salary for a period (the "Severance Period") equal to the longer of (A) the remainder of the Term, or (B) one year from the effective date of such termination. The Executive also shall be entitled to any earned but unpaid Base Salary as of the effective date of termination of employment. No other payments shall be made, or benefits provided, by the Company under this Agreement except as otherwise required by law or the Company's benefit plans.

     (b) In the event that the Company terminates the Executive's employment pursuant to a Permanent Disability, the Company shall pay the Executive any earned but unpaid Base Salary as of the date of termination of employment. No other payments shall be made, or benefits provided, by the Company under this Agreement except as otherwise required by law or the Company's benefit plans.

     (c) In the event that the Company terminates the Executive's employment pursuant to a Termination for Cause or the Executive terminates his employment with the Company (including, without limitation, pursuant to any retirement), the Company shall pay the Executive any earned but unpaid Base Salary as of the date of termination of employment. No other payments shall be made, or benefits provided, by the Company under this Agreement or otherwise except to the extent required by law or the Company's benefit plans.

     (d) In the event that the Executive's employment hereunder is terminated due to the Executive's death, the Company shall pay the Executive's executor or other legal representative (the "Representative") any earned but unpaid Base Salary as of the date of termination of employment. No other payments shall be made, or benefits provided, by the Company whether under this Agreement or otherwise except to the extent required by law or the Company's benefit plans.

     (e) Any payments to be made or benefits to be provided by the Company pursuant to this Section 6 (other than in the event of the Executive's death or Permanent Disability) are subject to the receipt by the Company of an effective general release and agreement not to sue, in a form reasonably satisfactory to the Company and the Executive (the "Release") pursuant to which the Executive agrees (i) to release all claims against the Company and certain related parties (excluding claims for (x) indemnification under the Company's Certificate of Incorporation or by-laws or (y) any severance benefits payable hereunder), (ii) not to maintain any action, suit, claim or proceeding against the Company, its subsidiaries and affiliates and certain related parties, and (iii) to be bound by certain confidentiality and mutual non-disparagement covenants specified therein. Notwithstanding the due date of any post-employment payment, the Company shall not be obligated to make any payments under this Section 6 until after the expiration of any revocation period applicable to the Release.

     (f) The Executive shall not be required to mitigate the severance payments to be made to him hereunder and if the Executive obtains other employment while receiving severance payments hereunder he shall continue to be entitled to the benefits of this Agreement.

     SECTION 7. CONFIDENTIAL INFORMATION. The Executive and the Company agree that all information pertaining to the affairs, business, clients, or customers of the Company or any of its subsidiaries, other than information that the Company has previously made publicly available, is confidential information belonging to the Company and is a unique and valuable asset of the Company. Both during the Term hereof and thereafter, the Executive shall not, except to the extent reasonably necessary in the performance of his duties for the Company during the Term, disclose any information concerning the affairs, businesses, clients, or customers of the Company or its subsidiaries, or make use of any such information for his own purposes or for the benefit of any other person, firm, or corporation. All records, memoranda, letters, books, papers, reports, or other data, and other records and documents relating to the Company or its subsidiaries, whether made by the Executive or otherwise coming into his possession, shall remain the property of the Company, no copies thereof shall be made which are not retained by the Company, and the Executive agrees, on termination of his employment not to retain any copies and deliver all such confidential information in his possession to the Company.

     SECTION 8. NON-COMPETE; NON-SOLICITATION.

     (a) During the period (the "Restricted Period") commencing on the termination of his employment for any reason whatsoever during the Term and ending two years thereafter, the Executive shall not, without express prior written consent of the Company, directly or indirectly, own or hold any proprietary interest in, or be employed by or receive remuneration from, any corporation, partnership, sole proprietorship or other entity (collectively, an "entity") "engaged in competition" (as defined below) with the Company or any of its subsidiaries (a "Competitor"). For purposes of the preceding sentence, (i) the term "proprietary interest" means direct or indirect ownership of an equity interest in an entity other than ownership of less than 2 percent of any class stock in a publicly-held entity, and (ii) an entity shall be considered to be "engaged in competition" if such entity is, or is a holding company for or a subsidiary of an entity which is engaged in the business of (A) providing banking, trust services, asset management advice, or similar financial services to consumers, businesses individuals or other entities, and (B) the entity, holding company or subsidiary maintains any physical offices for the transaction of such business located within 50 miles of the main office of the Company.

     (b) During the Restricted Period, the Executive shall not, without express prior written consent of the Company, solicit or assist any other person in soliciting for the account of any Competitor, any customer or client of the Company or any of its subsidiaries.

     (c) During the Restricted Period, the Executive shall not, without the express prior written consent of the Company, directly or indirectly, (i) solicit or assist any third party in soliciting for employment any person employed by the Company or any of its subsidiaries at the time of the termination of the Executive's employment (collectively, "Employees"), (ii) employ, attempt to employ or materially assist any third party in employing or attempting to employ any Employee, or (iii) otherwise act on behalf of any Competitor to interfere with the relationship between the Company or any of its subsidiaries and their respective Employees.

     (d) The Executive acknowledges that the restrictions contained in this
Section 8 are reasonable and necessary to protect the legitimate interests of the Company and that any breach by the Executive of any provision contained in this Section 8 will result in irreparable injury to the Company for which a remedy at law would be inadequate. Accordingly, the Executive acknowledges that the Company shall be entitled to temporary, preliminary and permanent injunctive relief against the Executive in the event of any breach or threatened breach by the Executive of the provisions of this Section 8, in addition to any other remedy that may be available to the Company whether at law or in equity. With respect to any provision of this Section 8 finally determined by a court of competent jurisdiction to be unenforceable, such court shall be authorized to reform this Agreement or any provision hereof so that it is enforceable to the maximum extent permitted by law. If the covenants of Section 8 are determined to be wholly or partially unenforceable in any jurisdiction, such determination shall not be a bar to or in any way diminish the Company's right to enforce such covenants in any other jurisdiction and shall not bar or limit the enforceability of any other provisions.

     (e) The provisions of this Section 8 shall survive the termination of the Executive's employment with the Company for any reason whatsoever so long as the termination of employment occurs during the Term. If there is no termination of Executive's employment during the Term, the provisions of this Section 8 shall expire and be of no further force and effect after the Term. The Company shall not be required to post any bond or other security in connection with any proceeding to enforce the provisions of this Section 8.

     SECTION 9. WITHHOLDINGS. The Company may directly or indirectly withhold from any payments made under this Agreement all Federal, State, City or other taxes and all other deductions as shall be required pursuant to any law or regulation or pursuant to any contributory benefit plan maintained by or on behalf of the Company.

     SECTION 10. NOTICES. All notices, requests, demands and other communications required or permitted hereunder shall be given in writing and shall be deemed to have been duly given if delivered or mailed, postage prepaid, by same day or overnight mail (i) if to the Executive, at the address set forth above, or (ii) if to the Company, as follows:

         Frank A. Kissel, Chairman & CEO
         Peapack-Gladstone Bank
         158 Route 206 North
         Gladstone, NJ 07934
or to such other address as either party shall have previously specified in writing to the other.

     SECTION 11. BINDING AGREEMENT; ASSIGNMENT. This Agreement shall be binding upon and shall inure to the benefit of, the Executive and the Company and its successors and permitted assigns. This Agreement is personal to the Executive and may not be assigned by him. The Company may assign its rights and obligations under this Agreement in connection with a sale of all or substantially all of the business of PGFC or the Bank. Any successor to the Company by merger or consolidation shall be entitled to the benefits of this Agreement.

     SECTION 12. GOVERNING LAW. This Agreement shall be governed by, and construed in accordance with, the internal laws of the State of New Jersey, without reference to the choice of law principles thereof.

     SECTION 13. DISPUTE RESOLUTION. At the option of either the Company or the Executive, any dispute, controversy or question arising under, out of or relating to this Agreement, the Executive's employment or termination of employment, including but not limited to any and all statutory claims involving workplace discrimination or wrongful discharge, but excluding claims pursuant to Sections 7 or 8 hereof, shall be referred for decision by arbitration in the State of New Jersey by a neutral arbitrator mutually selected by the parties hereto. Any arbitration proceeding shall be governed by the Rules of the American Arbitration Association then in effect or such last in effect (in the event such Association is no longer in existence). If the parties are unable to agree upon such a neutral arbitrator within 21 days after either party has given the other written notice of the desire to submit the dispute, controversy or question for decision as aforesaid, then either party may apply to the American Arbitration Association for a final and binding appointment of a neutral arbitrator; however, if such Association is not then in existence or does not act in the matter within 45 days of any such application, either party may apply to a judge of the local court where the Bank is headquartered for an appointment of a neutral arbitrator to hear the parties and such judge is hereby authorized to make such appointment. In the event that either party exercises the right to submit a dispute, controversy or question arising hereunder to arbitration, the decision of the neutral arbitrator shall be final, conclusive and binding on all interested persons and no action at law or in equity shall be instituted or, if instituted, further prosecuted by either party other than to enforce the award of the neutral arbitrator. The award of the neutral arbitrator may be entered in any court that has jurisdiction. The Executive and the Company shall each bear all their own costs (including the fees and disbursements of counsel) incurred in connection with any such arbitration and shall each pay one-half of the costs of any arbitrator.

     SECTION 14. ENTIRE AGREEMENT. This Agreement shall constitute the entire agreement among the parties with respect to the matters covered hereby and shall supersede all previous written, oral or implied understandings among them with respect to such matters.

     SECTION 15. AMENDMENTS. This Agreement may only be amended or otherwise modified, and compliance with any provision hereof may only be waived, by a writing executed by all of the parties hereto. The provisions of this Section 15 may only be amended or otherwise modified by such a writing.

     SECTION 16. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, and all of which shall together be deemed to constitute one and the same instrument.

     SECTION 17. EFFECT ON CHANGE-IN-CONTROL AGREEMENT. Notwithstanding anything else to the contrary in this Agreement, if the Change-in-Control Agreement between the Company and the Executive, dated as of January 1, 1998, becomes effective under Section 13b thereof due to a Change-in-Control of the Company (as defined therein), while the Executive remains employed by the Company, this Agreement, including, without limitation, Sections 7 and 8 hereof, shall no longer be effective in any respect but instead the relationship between the Executive and the Company shall be governed by the Change-in-Control Agreement. If the Executive is terminated prior to a Change-in-Control of the Company, then Sections 7 and 8 hereof shall survive the Change-in-Control in accordance with the terms of Sections 7 and 8 hereof.

     IN WITNESS WHEREOF, PGFC and the Bank have caused this Agreement to be duly executed by the undersigned, thereunto duly authorized, and the Executive has signed this Agreement, all as of the date first written above.

WITNESS                             PEAPACK-GLADSTONE FINANCIAL CORPORATION
-------


____________________________        By: ___________________________
Secretary


                           PEAPACK-GLADSTONE BANK

____________________________        By: ___________________________
Secretary


----------------------------        --------------------------------
                           EXECUTIVE

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     This Certification is to accompany the Quarterly Report of Peapack-Gladstone Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission (the "Report").

     I, Frank A. Kissel, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


---------------------------------------------------
FRANK A. KISSEL
Chairman of the Board and Chief Executive Officer,
Peapack-Gladstone Financial Corporation
August 8, 2002

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     This Certification is to accompany the Quarterly Report of Peapack-Gladstone Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission (the "Report").

     I, Arthur F. Birmingham, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2) Information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


----------------------------------------------------
ARTHUR F. BIRMINGHAM
Executive Vice President and Chief Financial Officer,
Peapack-Gladstone Financial Corporation
August 8, 2002