Form 10-Q
period 2002-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2002-11-12
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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


      Number of shares of Common stock outstanding as of November 1, 2002:

                                    6,691,992

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                          PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Statements of Condition September 30, 2002
         and December 31, 2001 .......................................   Page 3

       Consolidated Statements of Income for the three
         and nine months ended September 30, 2002 and 2001 ...........   Page 4

       Consolidated Statements of Changes in Stockholders'
         Equity for the nine months ended September 30, 2002
         and 2001 ....................................................   Page 5

       Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001 ....................   Page 6

       Notes to the Consolidated Financial Statements ................   Page 7

Item 2 Management Discussion and Analysis of Financial
         Condition and Results of Operations .........................   Page 9

Item 3 Quantitative and Qualitative Disclosures about Market Risk ....   Page 12

Item 4 Controls and Procedures .......................................   Page 13


                  PART 2 OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K ..............................   Page 13

                             PEAPACK-GLADSTONE FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CONDITION
                                      (Dollars in thousands)
                                           (Unaudited)

                                                                   September 30,    December 31,
                                                                        2002           2001
                                                                   -------------    ------------
ASSETS
Cash and due from banks ...................................        $  22,773         $  17,440
Federal funds sold ........................................            2,689             2,543
                                                                   ---------         ---------
  Total cash and cash equivalents .........................           25,462            19,983

Interest-earning deposits .................................              523            15,634

Investment securities (approximate market value
   $132,305 in 2002 and $50,480 in 2001) ..................          129,460            48,722

Securities available for sale (amortized cost
   $195,501 in 2002 and $171,529 in 2001) .................          203,117           172,620

Loans:
Loans secured by real estate ..............................          400,593           384,767
Other loans ...............................................           29,546            32,166
                                                                   ---------         ---------
   Total loans ............................................          430,139           416,933
     Less:  Allowance for loan losses .....................            4,594             4,023
                                                                   ---------         ---------
   Net loans ..............................................          425,545           412,910

Premises and equipment, net ...............................           13,567            13,474
Accrued interest receivable ...............................            4,819             5,197
Cash surrender value of life insurance ....................           12,790            12,244
Other assets ..............................................            1,287             3,989
                                                                   ---------         ---------
      TOTAL ASSETS ........................................        $ 816,570         $ 704,773
                                                                   =========         =========

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits .....................        $ 116,496         $ 113,011
  Interest-bearing deposits:
     Checking .............................................          114,728           110,878
     Savings ..............................................           93,481            82,268
     Money market accounts ................................          155,223           109,326
     Certificates of deposit over $100,000 ................           57,112            59,900
     Certificates of deposit less than $100,000 ...........          170,389           155,520
                                                                   ---------         ---------
Total deposits ............................................          707,429           630,903
Borrowed funds ............................................           23,500             5,000
Accrued expenses and other liabilities ....................           10,826             5,785
                                                                   ---------         ---------
     TOTAL LIABILITIES ....................................          741,755           641,688

STOCKHOLDERS' EQUITY
Common stock (no par value; stated value $0.83
  per share; authorized 10,000,000 shares; issued at
  September 30, 2002 6,788,706 shares; issued at
  December 31, 2001 6,736,254 shares.) ....................            5,652             5,608
Surplus ...................................................           38,313            37,838
Treasury Stock at cost, 96,714 shares in 2002
 and 80,558 shares in 2001 ................................           (1,991)           (1,588)
Retained earnings .........................................           28,145            20,572
Accumulated other comprehensive income-net
  unrealized gains on securities available for
  sale (net of income taxes) ..............................            4,696               655
                                                                   ---------         ---------
      TOTAL STOCKHOLDERS' EQUITY ..........................           74,815            63,085
                                                                   ---------         ---------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY ............        $ 816,570         $ 704,773
                                                                   =========         =========

See accompanying notes to consolidated financial statements.

                                          PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                             CONSOLIDATED STATEMENTS OF INCOME
                                         (Dollars in thousands, except share data)
                                                        (Unaudited)
                                                              Three months ended                   Nine months ended
                                                                September 30,                        September 30,
                                                         -----------------------------        ----------------------------
                                                            2002               2001              2002              2001
                                                         ----------         ----------        ----------        ----------
INTEREST INCOME
Interest and fees on loans ......................        $    7,457         $    7,434        $   22,207        $   21,057
Interest on investment securities:
     Taxable ....................................             1,219                740             2,832             2,492
     Tax-exempt .................................                97                134               280               420
Interest on securities available for sale:
     Taxable ....................................             2,365              1,723             7,308             4,521
     Tax-exempt .................................                90                 13               260                24
Interest-earning deposits .......................                 2                185               136               429
Interest on federal funds sold ..................                25                143                96             1,110
                                                         ----------         ----------        ----------        ----------
Total interest income ...........................            11,255             10,372            33,119            30,053

INTEREST EXPENSE

Interest on savings account deposits ............             1,125              1,348             3,185             4,375
Interest on certificates of deposit over $100,000               513                640             1,599             1,930
Interest on other time deposits .................             1,345              1,958             4,098             5,565
Interest on borrowed funds ......................                76                  9               181                 9
                                                         ----------         ----------        ----------        ----------
Total interest expense ..........................             3,059              3,955             9,063            11,879
                                                         ----------         ----------        ----------        ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES ..................             8,196              6,417            24,056            18,174

Provision for loan losses .......................               199                126               599               376
                                                         ----------         ----------        ----------        ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ..................             7,997              6,291            23,457            17,798
                                                         ----------         ----------        ----------        ----------

OTHER INCOME

Service charges and fees for other services .....               424                347             1,249             1,016
Trust department income .........................             1,172                909             3,577             2,963
Securities (losses)/gains .......................                (7)               111                19               190
Bank owned life insurance .......................               196                 66               592                66
Other income ....................................               201                183               602               623
                                                         ----------         ----------        ----------        ----------
     Total other income .........................             1,986              1,616             6,039             4,858

OTHER EXPENSES

Salaries and employee benefits ..................             3,028              2,586             8,972             7,431
Premises and equipment ..........................             1,047                847             3,044             2,563
Other expense ...................................             1,315              1,015             3,841             2,905
                                                         ----------         ----------        ----------        ----------
Total other expenses ............................             5,390              4,448            15,857            12,899
                                                         ----------         ----------        ----------        ----------

INCOME BEFORE INCOME TAX EXPENSE ................             4,593              3,459            13,639             9,757
Income tax expense ..............................             1,530              1,163             4,460             3,240
                                                         ----------         ----------        ----------        ----------
     NET INCOME .................................        $    3,063         $    2,296        $    9,179        $    6,517
                                                         ==========         ==========        ==========        ==========
EARNINGS PER SHARE
Basic ...........................................        $     0.46         $     0.34        $     1.37        $     0.98
Diluted .........................................        $     0.44         $     0.34        $     1.34        $     0.96

Average basic shares outstanding ................         6,689,276          6,660,550         6,675,520         6,656,018
Average diluted shares outstanding ..............         6,911,975          6,792,342         6,862,177         6,787,810

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                           2002          2001
                                                         --------      --------

Balance, Beginning of Period ........................    $ 63,085      $ 55,156

Comprehensive income:

     Net Income .....................................       9,179         6,517
                                                         --------      --------

     Unrealized holding gains on securities
         arising during the period, net of tax ......       4,054         2,080
     Less:  Reclassification adjustment for gains
            included in net income, net of tax ......         (13)         (125)
                                                         --------      --------

                                                            4,041         1,955
                                                         --------      --------

     Total Comprehensive income .....................      13,220         8,472

Common Stock Options Exercised ......................         515           333

Purchase of Treasury Stock ..........................        (403)         (559)

Cash Dividends Declared .............................      (1,602)       (1,347)
                                                         --------      --------

Balance, September 30, ..............................    $ 74,815      $ 62,055
                                                         ========      ========

See accompanying notes to consolidated financial statements.

                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Dollars in thousands)
                                       (Unaudited)

                                                                 Nine Months Ended
                                                                    September 30,
                                                             ---------------------------
                                                               2002              2001
                                                             ---------         ---------
OPERATING ACTIVITIES:
Net Income: .............................................    $   9,179         $   6,517
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation ............................................          989               855
Amortization of premium and accretion of
   discount on securities, net ..........................          674               155
Provision for loan losses ...............................          599               376
Gains on security sales .................................          (19)             (190)
Increase in cash surrender value of life insurance ......         (546)              (61)
Decrease/(increase) in interest receivable accrued ......          378              (530)
Decrease in other assets ................................        2,703               538
Increase in other liabilities ...........................        2,455             2,075
                                                             ---------         ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES ............       16,412             9,735
                                                             ---------         ---------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities .......       12,881             4,706
Proceeds from maturities of securities available
   for sale .............................................       10,508            11,847
Proceeds from calls of investment securities ............        3,170            10,111
Proceeds from sales and calls of securities available
   for sale .............................................       49,772            55,936
Purchase of investment securities .......................      (97,074)           (1,396)
Purchase of securities available for sale ...............      (84,622)         (118,151)
Net decrease/(increase) in short-term investments .......       15,111           (14,583)
Net increase in loans ...................................      (13,234)          (64,204)
Purchase of premises and equipment ......................       (1,082)           (2,603)
Purchase of life insurance ..............................         --             (12,000)
                                                             ---------         ---------
   NET CASH USED IN INVESTING ACTIVITIES ................     (104,570)         (130,337)
                                                             ---------         ---------

FINANCING ACTIVITIES:
Net increase in deposits ................................       76,526            88,133
Net increase in short-term borrowings ...................       18,500              --
Dividends paid ..........................................       (1,501)           (1,347)
Exercise of stock options ...............................          515               333
Purchase of Treasury Stock ..............................         (403)             (559)
                                                             ---------         ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES ............       93,637            86,560
                                                             ---------         ---------

Net increase/(decrease) in cash and cash equivalents ....        5,479           (34,042)
Cash and cash equivalents at beginning of period ........       19,983            53,347
                                                             ---------         ---------
Cash and cash equivalents at end of period ..............    $  25,462         $  19,305
                                                             =========         =========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest .............................................    $   8,703         $  11,066
   Income taxes .........................................        3,996             2,189

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

4.   EARNINGS PER COMMON SHARE - BASIC AND DILUTED

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share include any additional common shares as if all potentially dilutive common shares were issued (i.e., stock options). All share and per share amounts have been restated to reflect the 2 for 1 stock split declared September 12, 2002, and all prior stock dividends and stock splits.

5.   COMPREHENSIVE INCOME

The difference between the Corporation's net income and total comprehensive income for the nine months ended September 30, 2002 and 2001 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 147, "Acquisitions of Certain Financial Institutions, an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.


Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of Statement No. 147 are effective October 1, 2002. This Statement will have no effect on the Corporation's consolidated financial statements.


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

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on the Corporation's consolidated financial statements.

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

The Corporation adopted the provisions of SFAS No. 142 on January 1, 2002. The Corporation had $563 thousand in recorded goodwill at January 1, 2002, with amortization of $100 thousand per year. The cessation of amortization upon the adoption of SFAS No. 142 had no significant impact on report operations for the third quarter 2002 or year-to-date 2002 as compared to the same periods ended September 30, 2001. Excluding the $25 thousand of goodwill amortization recorded in the quarter ended September 30, 2001, the basic and diluted earnings per share were $0.35 and $0.34, respectively. Year-to-date 2001 basic and diluted earnings per share excluding $75 thousand of year-to-date goodwill amortization were $1.00 and $0.96, respectively.

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

     o    An increase in non-performing loans.

The Corporation assumes no responsibility to update such forward-looking statements in the future.

RESULTS OF OPERATIONS: The Corporation realized earnings of $0.44 per diluted share for the quarter ended September 30, 2002, an increase of 29.4 percent over the $0.34 per diluted share for the same quarter last year. Net income for the quarter rose 33.4 percent to $3.1 million compared with $2.3 million for the quarter ended September 30, 2001. Return on average assets for the quarter was
1.54 percent and return on average equity was 16.92 percent.

Net income for the year-to-date September 30, 2002 was $9.2 million as compared to $6.5 million for September 30, 2001 year to date. Diluted earnings per share were $1.34 for the nine months ended September 30, 2002 as compared to $0.96 for the year-to-date September 30, 2001. Return on average assets was 1.61 percent and return on average equity was 18.01 percent for the first nine months of 2002. Significant factors regarding the results of operations are discussed below in the earnings analysis.

EARNINGS ANALYSIS

NET INTEREST INCOME: For the third quarter of 2002, net interest income before the provision for loan losses was $8.2 million as compared to $6.4 million for the third quarter of 2001, an increase of $1.8 million or 27.7 percent. Significant factors in the increase in net interest income were the lower cost of funds, the redeployment of lower yielding short-term assets into higher yielding securities, and loan and deposit growth. On a fully tax equivalent basis, the net interest margin was 4.33 percent for the third quarter of 2002 and 4.12 percent for the third quarter of 2001.

Average interest earning assets increased $140.3 million or 23.0 percent for the quarter ended September 30, 2002 as compared to the same period in 2001. This was primarily due to the increase in average investment securities balances of $133.2 million and average loan balances of $32.0 million. During this time, average interest-earning deposits declined $15.0 million and federal funds sold balances declined $9.9 million.

Average interest-bearing liabilities for the third quarter of 2002 increased $128.2 million or 27.0 percent from the third quarter of 2001. For the quarter ended September 30, 2002, average balances of money market accounts rose by $54.2 million; certificates of deposits rose by $25.9 million; interest-bearing checking accounts rose by $21.9 million; and savings accounts rose by $15.4 million from the same period a year ago. Federal Home Loan Bank advances averaged $11.8 million for the quarter ended September 30, 2002 as compared to $1.0 million for the quarter ended September 30, 2001. Average demand deposits increased $8.8 million or 8.4 percent as compared to the third quarter of 2001.

Average interest rates earned on interest-earning assets declined 80 basis points to 6.03 percent from 6.83 percent in the third quarter of 2002 and 2001, respectively. The average interest rates earned on investment securities and loans decreased 108 basis points and 42 basis points, respectively, in the third quarter of 2002 as compared with the same period in 2001. When compared to the quarter ended September 30, 2001, the average interest rate paid on interest-bearing liabilities declined to 2.01 percent, a change of 129 basis points in 2002. For the quarters ended September 30, 2002 and 2001, the average rate paid on money market accounts declined 137 basis points and average rates paid on certificate of deposits declined 191 basis points.

For the nine months ended September 30, 2002, net interest income before provision for loan losses rose $5.9 million or 32.4 percent from $18.2 million for the same period a year ago to $24.1 million. The net interest margin on a fully tax equivalent basis for the year-to-date September 30, 2002 and 2001 was
4.49 percent and 4.11 percent, respectively.

For the nine months ended, average interest-earning assets increased $135.9 million from September 30, 2001 to 2002 as both the investment and loan portfolios experienced significant growth. Average balances on federal funds sold declined by $23.1 million from September 30, 2001 as the strategy to replace these lower-yielding balances with higher-yielding investments continued. Average balances of investments increased $112.6 million or 68.7 percent and average balances of loans increased $54.2 million or 14.6 percent. Interest-bearing deposits increased on average from $446.5 million to $564.6 million or 26.5 percent from September 30, 2001. On average, borrowed funds increased to $8.5 million from $339 thousand a year ago.

For the year to date ended September 30, 2002, average interest rates earned on federal funds sold declined 310 basis points, while interest rates on investments and loans declined 97 basis points and 50 basis points, respectively, from the year to date ended September 30, 2001. Interest rates paid on interest-bearing deposits decreased 145 basis points for the same periods with the largest decreases in the interest rates paid on certificates of deposit, 216 basis points and money market accounts, 194 basis points.

OTHER INCOME: Other income totaled $2.0 million and $1.6 million for the quarters ended September 30, 2002 and 2001, respectively, an increase of $370 thousand or 22.9 percent. PGB Trust and Investments, the bank's trust division, generated gross fee income of $1.2 million in the quarter ended September 30, 2002 as compared to $909 thousand in the same quarter of 2001. Service charges and fees increased $77 thousand or 22.2 percent for the third quarter of 2002 as compared with the third quarter of 2001. The growth in these two areas reflects the overall higher level of accounts and new branch locations.

For the nine months ended September 30, 2002, other income increased $1.2 million or 24.3 percent from the nine months ended September 30, 2001. Gross fee income from PGB Trust and Investments increased to $3.6 million from $3.0 million or 20.7 percent as compared with the nine months ended September 30, 2001. Service charges and fees increased 22.9 percent to $1.2 million for the comparative nine months.

In the third quarter of 2001, the Corporation invested $12.0 million in Bank Owned Life Insurance (BOLI) to assist in offsetting the rising cost of employee benefits. Included in other income are the increases in cash surrender value of $196 thousand and $66 thousand for the third quarter of 2002 and 2001, respectively. Year-to-date 2002 increases in cash surrender value are $592 thousand compared to $66 thousand for the year-to-date 2001.

The following table presents the components of other income for the three and nine months ended September 30, 2002 and 2001:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                          -----------------------        ----------------------
(In Thousands)                                              2002           2001           2002           2001
                                                          -------         -------        -------        -------
Trust Department Fees ................................    $ 1,172         $   909        $ 3,577        $ 2,963
Service Charges on Deposit Accounts ..................        424             347          1,249          1,016
Other Fee Income .....................................         89              81            272            253
Bank Owned Life Insurance ............................        196              66            592             66
Other Non-Interest Income ............................         55              47            160            221
Safe Deposit Rental Fees .............................         57              55            170            149
                                                          -------         -------        -------        -------
  Other Income Before (Losses)/Gains on Securities ...      1,993           1,505          6,020          4,668
Securities (Losses)/Gains ............................         (7)            111             19            190
                                                          -------         -------        -------        -------
                        Total Other Income ...........    $ 1,986         $ 1,616        $ 6,039        $ 4,858
                                                          =======         =======        =======        =======

OTHER EXPENSES: For the quarter ended September 30, 2002, other expenses increased $942 thousand to $5.4 million from $4.4 million in the quarter ended September 30, 2001. Salaries and employee benefits expense totaled $3.0 million for the quarter as compared to $2.6 million in the same quarter of 2001. This increase can be attributed to additions to the professional staff, salary adjustments to attract and retain highly qualified employees and the opening of two new branch locations. Premises and equipment expense increased 23.6 percent or $200 thousand to $1.0 million for the third quarter of 2002 as compared to the third quarter of 2001. This increase can be attributed to an overall increase in the cost of operating bank facilities including the new branch locations. Expense for other professional services was $167 thousand for the quarter ended September 30, 2002 as compared to $61 thousand for the quarter ended September 30, 2001. This increase is primarily due to consulting fees required to enhance internal controls and higher legal and audit fees.

Other expenses totaled $15.9 million for the nine months ended September 30, 2002, an increase of $3.0 million or 22.9 percent when compared to $12.9 million for the nine months ended September 30, 2001. Salaries and employee benefits, the largest component of other expense, increased 20.7 percent to $9.0 million, while premises and equipment expense rose $481 thousand or 18.8 percent year over year to $3.0 million. For the nine months ended September 30, 2002, other professional services expense was $543 thousand as compared to $207 thousand for the comparable period last year. The increase is primarily due to consulting fees required to enhance internal controls and higher legal and audit fees.

The following table presents the components of other expense for the three and nine months ended September 30, 2002 and 2001:

                                                     Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                   ----------------------        ----------------------
(In Thousands)                                      2002           2001           2002           2001
                                                   -------        -------        -------        -------
Salaries and Benefits .........................    $ 3,028        $ 2,586        $ 8,972        $ 7,431
Premises and Equipment ........................      1,047            847          3,044          2,563
Advertising ...................................        147            121            486            421
Stationery and Supplies .......................        115            126            359            340
Professional Fees .............................        167             61            543            207
Trust Department ..............................         93            105            309            276
Telephone .....................................        110             80            283            249
Postage .......................................         87             87            247            224
Other Expense .................................        596            435          1,614          1,188
                                                   -------        -------        -------        -------
                        Total Other Expense ...    $ 5,390        $ 4,448        $15,857        $12,899
                                                   =======        =======        =======        =======

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $279 thousand and $449 thousand at September 30, 2002 and 2001, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                       September 30,
                                                  -----------------------
(In thousands)                                     2002            2001
                                                  -------         -------
Loans past due in excess of 90
  days and still accruing ....................    $    94         $   197
Non-accrual loans ............................        185             252
                                                  -------         -------
Total non-performing assets ..................    $   279         $   449
                                                  =======         =======

Non-performing loans as a % of total loans ...       0.06%           0.11%
Non-performing assets as a % of total
  loans plus other real estate owned .........       0.06%           0.11%
Allowance as a % of loans ....................       1.07%           0.94%

PROVISION FOR LOAN LOSSES: The provision for loan losses was $199 thousand for the three months ended September 30, 2002 as compared to $126 thousand for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, the provision for loan losses was $599 thousand and $376 thousand, respectively. The increase in the provision is commensurate with the increase in the loan portfolio. The process of determining the adequacy of the allowance is a critical accounting policy of the Corporation and is necessarily judgmental and subject to changes in external conditions. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including growth in the loan portfolio, Management's evaluation of potential losses in the portfolio, consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Net charge-offs for the third quarter of 2002 were $25 thousand as compared to net recoveries of $1 thousand during the same period of 2001. For the nine months ended September 30, 2002, net charge-offs were $28 thousand compared to $14 thousand in net recoveries for the same period in 2001.

A summary of the allowance for loan losses for the nine-month period ended September 30, follows:

(In thousands)                             2002           2001
                                         -------         -------
Balance, January 1, .................    $ 4,023         $ 3,435
Provision charged to expense ........        599             376
Loans charged off ...................        (64)            (57)
Recoveries ..........................         36              71
                                         -------         -------

Balance, September 30, ..............    $ 4,594         $ 3,825
                                         =======         =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 33.3 percent for the three months ended September 30, 2002 and 33.6 percent for the three months ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, the income tax expense as a percentage of pre-tax income was 32.7 percent and 33.2 percent, respectively. Income taxes increased 37.7 percent from $3.2 million for the nine months ended September 30, 2001 to $4.5 million for the nine months ended September 30, 2002, reflecting higher taxable income.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At September 30, 2002, total stockholders' equity, including net unrealized gains, was $74.8 million, representing an 18.6 percent increase over the balance at December 31, 2001. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At September 30, 2002, the Corporation's Tier 1 Capital and Total Capital ratios were 19.60 percent and
20.90 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at September 30, 2002, was 9.13 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management feels the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest-earning deposits and federal funds sold totaled $26.0 million at September 30, 2002. In addition, the Corporation has $203.1 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns. Book value as of September 30, 2002, of investment securities and securities available for sale maturing within one year amounted to $17.9 million and $1.6 million, respectively.

The primary source of funds available to meet liquidity needs is the Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of September 30, 2002, core deposits equaled $650.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2002).

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation of the Corporation's disclosure controls and procedures in the 90 days prior to the date hereof, the Corporation's principal executive officer and principal financial officer have determined that such controls and procedures are effective. No significant change has occurred in the Corporation's internal controls since the date of the evaluation that could significantly affect these controls subsequent to the date of the evaluation.


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    None.

(b) Reports on Form 8-K
    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                      (Registrant)

DATE: November 12, 2002     By:
                               -------------------------------------------------
                            FRANK A. KISSEL
                            Chairman of the Board and Chief Executive Officer

DATE: November 12, 2002     By:
                               ------------------------------------------------
                            ARTHUR F. BIRMINGHAM
                            Executive Vice President and Chief Financial Officer

                                 CERTIFICATIONS

I, Frank A. Kissel, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Peapack-Gladstone Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

_________________________________________________
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

I, Arthur F. Birmingham, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Peapack-Gladstone Financial Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

____________________________________________________
Arthur F. Birmingham
Executive Vice President and Chief Financial Officer