Form 10-K
PEAPACK GLADSTONE FINANCIAL CORP
filed 2003-03-26
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002        Commission File No. 000-23537

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

     Title of Each Class                    Name of Exchange on which Registered
  Common Stock, No par value                      American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K |X|.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-d). Yes |X| No |_|.

As of February 28, 2003, 6,704,984 shares of no par value Common Stock were outstanding and the aggregate market value of the shares held by unaffiliated stockholders was approximately $186,063,306.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's 2002 Annual Report (the "2002 Annual Report") and Definitive Proxy Statement for the Corporation's 2003 Annual Meeting of Shareholders (the "2003 Proxy Statement") are incorporated by reference into Parts II and III.

                                    FORM 10-K
                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      For the Year Ended December 31, 2002

                                Table of Contents

PART I

Item 1.       Description of Business .............................................................    3

Item 2.       Description of Property .............................................................    6

Item 3.       Legal Proceedings ...................................................................    6

Item 4.       Submission of Matters to a Vote of Security Holders .................................    6

Item 4A.      Executive Officers of the Registrant ................................................    7

PART II

Item 5.       Market for the Registrant's Common Stock and Related Shareholders Matters ...........    7

Item 6.       Selected Financial Data .............................................................    7

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations    7

Item 7A.      Quantitative and Qualitative Disclosure About Market Risk ...........................    7

Item 8.       Financial Statements and Supplementary Data .........................................    8

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     8

PART III

Item 10.      Directors and Executive Officers of the Registrant ..................................    8

Item 11.      Executive Compensation ..............................................................    8

Item 12.      Security Ownership of Certain Beneficial Owners and Management ......................    8

Item 13.      Certain Relationships and Related Transactions ......................................    9

PART IV

Item 14.      Controls and Procedures .............................................................    9

Item 15.      Exhibits, Financial Statements, and Reports on Form 8-K .............................    9

              Signatures ..........................................................................   11

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

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

                                 The Corporation

The Peapack-Gladstone Financial Corporation (the "Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Corporation was organized under the laws of New Jersey in August, 1997, by the Board of Directors of Peapack-Gladstone Bank (the "Bank"), its principal subsidiary, to become a holding company for the Bank. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. Deposits of the Bank are insured for up to $100,000 per depositor by the Bank Insurance Fund administered by the FDIC. The Bank is a member of the Federal Reserve System. The Bank offers financial services through sixteen full-service banking offices, and one mini-branch. The Bank maintains eight (8) branches and one (1) auxiliary office in Somerset County, two (2) in Hunterdon County and six (6) in Morris County.

The Bank is primarily dedicated to providing quality, personalized financial, trust and investment services to individuals and small businesses.

Commercial loan customers of the Bank are business people, including merchants, architects, doctors, dentists, attorneys and building contractors as well as various service firms and other local retailers. Most forms of commercial lending are offered, including working capital lines of credit, term loans for fixed asset acquisitions, commercial mortgages and other forms of asset-based financing.

In addition to commercial lending activities, the Bank offers a wide range of consumer banking services, including: checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts held in certificates of deposit. The Bank also offers residential and construction mortgages, home equity lines of credit and other second mortgage loans. For children, the Bank offers a special pony club savings account. New Jersey Consumer Checking Accounts are offered to low income customers. In addition, the Bank provides foreign and domestic travelers' checks, personal money orders, cashier's checks and wire transfers. Automated teller machines are available at sixteen (16) locations. Via the automatic teller machine access card issued by the Bank, customers may pay for commodities at point-of-sale merchant locations. Internet banking is available to customers including an on-line bill payment option. The Corporation has no foreign operations.

The Bank's Trust and Investment Department, PGB Trust and Investments, is an important function of the Bank. PGB Trust and Investments offers personal investment management services, personal trust administration services, estate settlement, income tax services, custodial services and other financial planning services. Since its inception in 1972, trust assets (book value) have increased to more than $1 billion.

The Corporation does not make its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, available on its website at www.pgbank.com.

                                    Employees

As of December 31, 2002, the Corporation employed 205 full-time equivalent persons. Management considers relations with employees to be satisfactory.

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

                              Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At December 31, 2002, the Corporation's Tier 1 Capital and Total Capital ratios were 19.51% and 20.81%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 2002 was 9.19%.

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

                               Recent Legislation

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which became law on July 30, 2002, added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.

The Sarbanes-Oxley Act provides for, among other things:

o a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

o     independence requirements for audit committee members;

o     independence requirements for company auditors;

o certification of financial statements and Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;

o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

o     disclosure of off-balance sheet transactions;

o     two-business day filing requirements for insiders filing Form 4s;

o disclosure of a code of ethics for financial officers and filing a Form 8-K for a change or waiver of such code;

o     "real time" filing of periodic reports;

o posting of certain SEC filings and other information on the company website;

o the reporting of securities violations "up the ladder" by both in-house and outside attorneys;

o     restrictions on the use of non-GAAP financial measures;

o     the formation of a public accounting oversight board; and

o     various increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act contains provisions, which became effective upon enactment on July 30, 2002 and provisions, which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions. In addition, each of the national stock exchanges has proposed new corporate governance rules, including rules strengthening director independence requirements for boards, the adoption of corporate governance codes and charters for the nominating, corporate governance and audit committees.

Item 2. DESCRIPTION OF PROPERTY

The Corporation owns six branches and leases 11 branches. The Corporation also owns two properties adjacent to the Main Office in Peapack-Gladstone, a future branch site in Tewksbury Township, and leases an administrative and operations office building in Peapack-Gladstone.

Item 3. LEGAL PROCEEDINGS

There is no currently pending litigation against the Corporation or its subsidiaries, which assert claims that if adversely decided, would have a material adverse effect on the Corporation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT WHO ARE NOT DIRECTORS

           Name                Age         Executive Officer Since                              Office
---------------------------------------------------------------------------------------------------------------------------------
Arthur F. Birmingham            51                  1996               Executive Vice President and Chief Financial Officer
Garrett P. Bromley              58                  1997               Executive Vice President and Chief Credit Officer

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

                                                                       DIVIDEND
2002                                   HIGH             LOW           PER SHARE
----                                   ----             ---           ---------
1st QUARTER                           $25.00           $18.13           $0.075
2nd QUARTER                            31.50            24.75            0.075
3rd QUARTER                            32.50            28.83            0.090
4th QUARTER                            37.46            29.75            0.090

                                                                       DIVIDEND
2001                                   HIGH             LOW           PER SHARE
----                                   ----             ---           ---------
1st QUARTER                           $21.14           $17.73           $0.070
2nd QUARTER                            18.18            16.14            0.070
3rd QUARTER                            19.30            16.84            0.075
4th QUARTER                            19.63            18.25            0.075

Future dividends payable by the Corporation will be determined by the Board of Directors after consideration of earnings and financial condition of the Corporation, need for capital and such other matters as the Board of Directors deems appropriate. The payment of dividends is subject to certain restrictions, see Part I, Item 1, "Description of Business - Restrictions on the Payment of Dividends."

On December 31, 2002, the last reported sale price of the Common Stock was $34.25. Also, on February 28, 2003, there were approximately 797 shareholders of record.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth in the 2002 Annual Report under the heading "Selected Consolidated Financial Data" is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 2002 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 2002 Annual Report under the heading "Market Risk Sensitive Instruments" is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 2002 Annual Report, together with the report thereon by KPMG LLP and the Notes to the Consolidated Financial Statements, are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information which will be set forth under the captions "Director Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation contained in the 2003 Proxy Statement set forth under the caption "Executive Compensation" is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information for all equity compensation plans:

                                                                                                   NUMBER OF SECURITIES
                                                                                                   REMAINING AVAILABLE
                                                                                                   FOR FUTURE ISSUANCE
                                  NUMBER OF SECURITIES                                                 UNDER EQUITY
                                   TO BE ISSUED UPON               WEIGHTED-AVERAGE                 COMPENSATION PLANS
                                      EXERCISE OF                  EXERCISE PRICE OF              (EXCLUDING SECURITIES
       PLAN CATEGORY              OUTSTANDING OPTIONS             OUTSTANDING OPTIONS            REFLECTED IN COLUMN (A)
-------------------------------------------------------------------------------------------------------------------------------
EQUITY
COMPENSATION
PLANS APPROVED
BY SECURITY
HOLDERS                                462,319                         $15.68                             339,144
                             --------------------------------------------------------------------------------------------------

EQUITY
COMPENSATION
PLANS NOT
APPROVED BY
SECURITY HOLDERS                            N/A                           N/A                                 N/A
                             --------------------------------------------------------------------------------------------------
     TOTAL                              462,319                         $15.68                             339,144
                             ==================================================================================================

Information with respect to beneficial ownership of persons known to the Corporation to own beneficially more than five percent of the outstanding common stock contained in the 2003 Proxy Statement set forth under the caption "Beneficial Ownership of Common Stock" is incorporated herein by reference.

Information with respect to the security ownership of management contained in the 2003 Proxy Statement set forth under the caption "Beneficial Ownership of Common Stock" is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions contained in the 2003 Proxy Statement set forth under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

Item 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chairman and Chief Executive Officer and the Corporation's Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

The Corporation's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, control may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 15. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules:

      Those portions of the 2002 Annual Report attached hereto as Exhibit 13 contain the financial statements incorporated herein by reference.

      All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the 2002 Annual Report.

(10)  Exhibits

      (3)   Articles of Incorporation and By-Laws:

            A. Certificate of Incorporation dated August 14, 1997 is incorporated by reference to the Registrant's Form 10- K Annual Report for the year ended December 31, 1997.

            B. By-Laws of the Registrant adopted as of August 14, 1997 are incorporated by reference to the Registrant's Form 10-K Annual Report for the year ended December 31, 1997.

      (10)  Material Contracts:

            A. "Change in Control Agreements" dated as of January 1, 1998 by and among the Corporation, the Bank and Frank A. Kissel, Robert M. Rogers, Craig C. Spengeman and Arthur F. Birmingham are incorporated by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 1997.

            B. Peapack-Gladstone Financial Corporation 1998 Stock Option Plan and 1998 Stock Option Plan for Outside Directors are incorporated by reference to Registrant's Registration Statement on Form S-8 dated May 19, 1998.

            C. "Change in Control Agreement" dated April 3, 1998 by and among the Corporation, the Bank and Garrett P. Bromley is incorporated by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 1998.

            D. Agreement and Plan of Merger dated August 26, 1999 between Peapack-Gladstone and Chatham Savings, FSB is incorporated herein by reference to Peapack-Gladstone's Report on Form 8-K filed with the Commission on September 7, 1999.

            E. Peapack-Gladstone Financial Corporation 2002 Long-Term Stock Incentive Plan and 2002 Stock Option Plan for Outside Directors are incorporated by reference to Registrant's Registration Statement on Form S-8 dated April 25, 2002.

            F. "Employment Agreements" dated as of May 13, 2002 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman, Robert M. Rogers and Arthur F. Birmingham are incorporated by reference to Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2002.

      (13)  Annual Report to Shareholders

      (21)  List of Subsidiaries:

      (a)   Subsidiaries of the Corporation:

                                                                                    Percentage of Voting
                                                              Jurisdiction         Securities Owned by the
                     Name                                   of Incorporation               Parent
                     ---------------------------------------------------------------------------------------
                     Peapack-Gladstone Bank                    New Jersey                   100%

     (b) Subsidiaries of the Bank:

                     Name
                     -----------------------------------

                     Peapack-Gladstone Investment
                     Company, Inc.                             New Jersey                   100%
                     Peapack-Gladstone Financial
                     Services, Inc. (Inactive)                 New Jersey                   100%

     (c) Subsidiaries of Peapack-Gladstone Investment Company, Inc.:

                     Name
                     -----------------------------------

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

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                  (Registrant)


                              By FRANK A. KISSEL
                                 -----------------------------------------------
                                 Frank A. Kissel, Chairman of the Board

                                 Dated March 13, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                            Date


 T. LEONARD HILL                                                  March 13, 2003
---------------------------------------------------------
T. Leonard Hill, Director


 FRANK A. KISSEL                                                  March 13, 2003
---------------------------------------------------------
Frank A. Kissel, Chairman of the Board


 ARTHUR F. BIRMINGHAM                                             March 13, 2003
---------------------------------------------------------
Arthur F. Birmingham, Executive Vice President and CFO
(Principal Financial and Accounting Officer)


 ANTHONY J. CONSI II                                              March 13, 2003
---------------------------------------------------------
Anthony J. Consi II, Director


 PAMELA HILL                                                      March 13, 2003
---------------------------------------------------------
Pamela Hill, Director


 JOHN D. KISSEL                                                   March 13, 2003
---------------------------------------------------------
John D. Kissel, Director


 JAMES R. LAMB                                                    March 13, 2003
---------------------------------------------------------
James R. Lamb, Director


 GEORGE R. LAYTON                                                 March 13, 2003
---------------------------------------------------------
George R. Layton, Director


 EDWARD A. MERTON                                                 March 13, 2003
---------------------------------------------------------
Edward A. Merton, Director

F. DUFFIELD MEYERCORD                                             March 13, 2003
---------------------------------------------------------
F. Duffield Meyercord, Director


JOHN R. MULCAHY                                                   March 13, 2003
---------------------------------------------------------
John R. Mulcahy, Director

ROBERT M. ROGERS                                                  March 13, 2003
---------------------------------------------------------
Robert M. Rogers, President and COO


PHILIP W. SMITH III                                               March 13, 2003
---------------------------------------------------------
Philip W. Smith III, Director


CRAIG C. SPENGEMAN                                                March 13, 2003
---------------------------------------------------------
Craig C. Spengeman, President, PGB Trust and Investments


JACK D. STINE                                                     March 13, 2003
---------------------------------------------------------
Jack D. Stine, Director

                        INDEPENDENT ACCOUNTANTS' CONSENT

The Board of Directors
Peapack-Gladstone Financial Corporation:

We consent to incorporation by reference in the Registration Statements No. 333-51187 and No. 333-53001 on Form S-8 of Peapack-Gladstone Financial Corporation of our report dated January 22, 2003, relating to the consolidated statements of condition of Peapack-Gladstone Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which report is incorporated by reference in the December 31, 2002 Annual Report on Form 10-K of Peapack-Gladstone Financial Corporation.


KPMG LLP

Short Hills, New Jersey
March 26, 2003

CERTIFICATIONS

I, Frank A. Kissel, certify that:

      1. I have reviewed this annual report on Form 10-K of Peapack-Gladstone Financial Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003


-------------------------------------------------
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

I, Arthur F. Birmingham, certify that:

      1. I have reviewed this annual report on Form 10-K of Peapack-Gladstone Financial Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003


----------------------------------------------------
Arthur F. Birmingham
Executive Vice President and Chief Financial Officer