Form 10-Q
period 2003-05-13
PEAPACK GLADSTONE FINANCIAL CORP
filed 2003-05-13
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2003

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 For the transition period from       to

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


         Number of shares of Common stock outstanding as of May 1, 2003:
                                    6,803,219

                    PEAPACK-GLADSTONE FINANCIAL CORPORATION

                          PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements:
        Consolidated Statements of Condition March 31, 2003 and December 31, 2002          Page 3

        Consolidated Statements of Income for the three months ended March 31, 2003
        and 2002                                                                           Page 4

        Consolidated  Statements of Changes in Shareholders' Equity for the three
        months ended March 31, 2003 and 2002                                               Page 5

        Consolidated  Statements  of Cash Flows for the three months ended March 31,
        2003 and 2002                                                                      Page 6

        Notes to the Consolidated Financial Statements                                     Page 7

Item 2  Management Discussion and Analysis of Financial Condition  and Results of
        Operations                                                                         Page 8

Item 3  Quantitative and Qualitative Disclosures about Market Risk                         Page 11

Item 4  Controls and Procedures                                                            Page 11

                                      PART 2   OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                                   Page 11

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                           March 31,      December 31,
                                                              2003            2002
                                                          ------------    ------------
ASSETS
Cash and due from banks                                   $     24,746    $     17,920
Federal funds sold                                              13,928          20,400
                                                          ------------    ------------
  Total cash and cash equivalents                               38,674          38,320

Interest-earning deposits                                          698             549

Investment Securities:(approximate market value
   $165,967 in 2003 and $171,290 in 2002)                      162,912         168,066

Securities Available for Sale                                  263,172         212,259

Loans:
Loans secured by real estate                                   369,775         379,150
Other loans                                                     30,288          30,610
                                                          ------------    ------------
   Total loans                                                 400,063         409,760
     Less:  Allowance for loan losses                            4,983           4,798
                                                          ------------    ------------
   Net loans                                                   395,080         404,962

Premises and equipment, net                                     14,613          14,371
Accrued interest receivable                                      4,901           4,606
Cash surrender value                                            15,948          15,747
Other assets                                                     1,282             928
                                                          ------------    ------------
      TOTAL ASSETS                                        $    897,280    $    859,808
                                                          ============    ============

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                     $    134,059    $    126,107
  Interest-bearing deposits:
     Checking                                                  124,117         136,956
     Savings                                                   102,275          94,142
     Money market accounts                                     199,838         173,973
     Certificates of deposit over $100,000                      61,883          59,607
     Certificates of deposit less than $100,000                175,323         178,903
                                                          ------------    ------------
Total deposits                                                 797,495         769,688
Borrowed Funds                                                  11,000           5,000
Accrued expenses and other liabilities                           9,390           7,962
                                                          ------------    ------------
     TOTAL LIABILITIES                                         817,885         782,650

SHAREHOLDERS' EQUITY
Common stock (no par value; stated value $0.83
per share; authorized 20,000,000 shares; issued shares,
6,802,823 at March 31, 2003 and 6,800,041 at
December 31, 2002; outstanding shares, 6,704,984 at
March 31, 2003 and 6,702,523 at December 31, 2002)               5,664           5,661
Surplus                                                         38,536          38,385
Treasury Stock at cost, 97,839 shares in 2003
 and 97,518 shares in 2002                                      (2,031)         (2,020)
Retained Earnings                                               32,946          30,290
Accumulated other comprehensive income,
  net of income tax                                              4,280           4,842
                                                          ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY                                79,395          77,158
                                                          ------------    ------------
      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $    897,280    $    859,808
                                                          ============    ============

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                       2003         2002
                                                    ----------   ----------
INTEREST INCOME

Interest and fees on loans                          $    6,538   $    7,320
Interest on investment securities:
     Taxable                                             1,406          649
     Tax-exempt                                            110           91
Interest on securities available for sale:
     Taxable                                             2,430        2,389
     Tax-exempt                                             89           80
Interest-earning deposits                                    1          132
Interest on federal funds sold                              28           29
                                                    ----------   ----------
Total interest income                                   10,602       10,690

INTEREST EXPENSE

Interest on savings account deposits                       972          958
Interest on certificates of deposit over $100,000          430          556
Interest on other time deposits                          1,226        1,409
Interest on borrowed funds                                  56           58
                                                    ----------   ----------
Total interest expense                                   2,684        2,981
                                                    ----------   ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                           7,918        7,709

Provision for loan losses                                  150          199
                                                    ----------   ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                           7,768        7,510
                                                    ----------   ----------

OTHER INCOME

Service charges and fees for other services                408          410
Trust department income                                  1,443        1,146
Securities gains                                           273           17
Bank owned life insurance                                  220          197
Other income                                               213          197
                                                    ----------   ----------
     Total other income                                  2,557        1,967

OTHER EXPENSES

Salaries and employee benefits                           3,237        2,927
Premises and equipment                                   1,081          970
Other expense                                            1,165        1,235
                                                    ----------   ----------
Total other expenses                                     5,483        5,132
                                                    ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE                         4,842        4,345
Income tax expense                                       1,582        1,384
                                                    ----------   ----------
     NET INCOME                                     $    3,260   $    2,961
                                                    ==========   ==========
EARNINGS PER SHARE
Basic                                               $     0.49   $     0.44
Diluted                                             $     0.47   $     0.44

Average basic shares outstanding                     6,704,722    6,658,804
Average diluted shares outstanding                   6,898,151    6,774,361


See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                      2003        2002
                                                    --------    --------

Balance, Beginning of Period                        $ 77,158    $ 63,085

Comprehensive income:

     Net Income                                        3,260       2,961
                                                    --------    --------

     Unrealized holding losses on securities
         arising during the period, net of tax          (385)     (1,374)
     Less: Reclassification adjustment for gains
         included in net income, net of tax             (177)        (11)
                                                    --------    --------
                                                        (562)     (1,385)
                                                    --------    --------
     Total Comprehensive income                        2,698       1,576

Common Stock Options Exercised                            31         177

Purchase of Treasury Stock                               (11)       (197)

Cash Dividends Declared                                 (603)       (499)

Tax Benefit on Disqualifying and Nonqualifying
  Exercise of Stock Options                              122          --
                                                    --------    --------

Balance, March 31,                                  $ 79,395    $ 64,142
                                                    ========    ========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                        Three  Months Ended
                                                            March 31,
                                                         2003        2002
                                                       --------    --------
OPERATING ACTIVITIES:
Net Income:                                            $  3,260    $  2,961
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                368         312
Amortization of premium and accretion of
   discount on securities, net                              706         143
Provision for loan losses                                   150         199
Gains on security sales                                    (273)        (17)
Increase in cash surrender value of life insurance         (201)       (181)
(Increase)/decrease in accrued interest receivable         (295)        315
(Increase)/decrease in other assets                        (354)      2,182

Increase in other liabilities                             1,963       3,780
                                                       --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES              5,324       9,694
                                                       --------    --------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities        15,707       3,232
Proceeds from maturities of securities available
   for sale                                               6,355       1,570
Proceeds from calls of investment securities                165       1,220
Proceeds from calls of securities available for sale      8,825      19,650
Proceeds from sales of securities available for sale     15,918       1,538
Purchase of investment securities                       (11,251)    (15,783)
Purchase of securities available for sale               (82,886)    (67,089)
Net (increase)/decrease in short-term investments          (149)     15,162
Net decrease/(increase) in loans                          9,732      (9,118)
Purchases of premises and equipment                        (610)       (272)
                                                       --------    --------
   NET CASH USED IN INVESTING ACTIVITIES                (38,194)    (49,890)
                                                       --------    --------

FINANCING ACTIVITIES:
Net increase in deposits                                 27,807      45,653
Net increase in borrowed funds                            6,000          --
Dividends paid                                             (603)       (499)
Exercise of stock options                                    31         177
Purchase of Treasury Stock                                  (11)       (197)
                                                       --------    --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES             33,224      45,134
                                                       --------    --------

Net increase in cash and cash equivalents                   354       4,938
Cash and cash equivalents at beginning of period         38,320      19,983
                                                       --------    --------
Cash and cash equivalents at end of period             $ 38,674    $ 24,921
                                                       ========    ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                            $  3,149    $  2,509
   Income taxes                                              --          --

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2002 Annual Report on Form 10-K for Peapack-Gladstone Financial Corporation (the "Corporation").

Principles of Consolidation: The Corporation considers that all adjustments (all of which are normal recurring accruals) necessary for a fair presentation of the statement of the financial position and results of operations in accordance with accounting principals generally accepted in the United States for these periods have been made. Results for such interim periods are not necessarily indicative of results for a full year.

The consolidated financial statements of Peapack-Gladstone Financial Corporation are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiary, the Peapack-Gladstone Bank. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level that management considers adequate to reflect the risk of future losses inherent in the Corporation's loan portfolio. In its evaluation of the adequacy of the allowance for loan losses, management considers past loan loss experience, changes in the composition of non-performing loans, the condition of borrowers facing financial pressure, the relationship of the current level of the allowance to the credit portfolio and to non-performing loans and existing economic conditions. The process of determining the adequacy of the allowance is a critical accounting policy of the Corporation and is necessarily judgmental and subject to changes in external conditions. The allowance is increased by provisions charged to expense and reduced by net charge-offs.

Stock Option Plans: At March 31, 2003, the Corporation had stock-based employee and non-employee director compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share for the periods indicated if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                               Three Months Ended
                                                                    March 31,
 (In Thousands Except per Share Data)                            2003       2002
                                                               --------   --------
Net Income:
   As Reported                                                 $  3,260   $  2,961
   Less:  Total Stock-Based Employee Compensation
     Expense Determined under the Fair Value Based
     Method on all Stock Options, Net of Related Tax Effects         48         62
                                                               --------   --------
   Pro Forma                                                   $  3,212   $  2,899
Earnings Per Share:
   As Reported
   Basic                                                       $   0.49   $   0.44
   Diluted                                                     $   0.47   $   0.44
   Pro Forma
   Basic                                                       $   0.48   $   0.44
   Diluted                                                     $   0.47   $   0.43

Earnings per Common Share - Basic and Diluted: Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share includes any additional common shares as if all potentially dilutive common shares were issued (i.e., stock options). All share and per share amounts have been restated to reflect all prior stock dividends and stock splits.

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the three months ended March 31, 2003 and 2002 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains.

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

RESULTS OF OPERATIONS: The Corporation realized earnings of $0.47 per diluted share for the first quarter ended March 31, 2003, an increase of 6.8 percent over the $0.44 per diluted share for the first quarter of 2002. Net income increased 10.1 percent to $3.3 million for the quarter compared with $3.0 million for the first quarter of 2002. First quarter results produced an annualized return on average assets of 1.51 percent and an annualized return on average equity of 16.64 percent.

EARNINGS ANALYSIS

NET INTEREST INCOME: Net interest income before the provision for loan losses rose 2.7 percent to $7.9 million in the first quarter of 2003 as compared to $7.7 million in the first quarter of 2002. Net interest margin, on a fully tax-equivalent basis, decreased to 3.95 percent from 4.57 percent in the first quarter of 2002.

Average interest earning assets increased $138.1 million or 20.4 percent for the quarter ended March 31, 2003 as compared to the same period in 2002. This was primarily due to an increase in average investment securities, which increased $164.6 million, or 69.0 percent, as compared to March 31, 2002. Partially offsetting this increase were lower average loans, which declined $17.7 million or 4.2 percent from the year ago period. This decline was due to higher levels of residential mortgage pay-offs resulting from falling interest rates. The liquidity from strong deposit growth continued to be deployed into short and intermediate term securities.

Average interest-bearing liabilities for the quarter ended March 31, 2003 increased $115.6 million or 21.5 percent from the same period in 2002. At March 31, 2003, total deposits grew to an average of $769.6 million from an average of $642.1 million at March 31, 2002, an increase of $127.5 million or 19.9 percent. Average balances in each category of interest-bearing deposits increased as money market accounts, certificates of deposits, interest-bearing checking and savings accounts increased by $69.8 million, $23.5 million, $12.0 million and $10.0 million, respectively. Federal Home Loan Bank advances were $8.3 million on average for the first quarter of 2003 as compared to $8.0 million in the same quarter a year ago. Average demand deposits increased $12.2 million or 10.9 percent as compared to the first quarter of 2002.

Average interest rates earned on interest earning assets declined 112 basis points to 5.27 percent in the first quarter 2003 from 6.39 percent earned in the first quarter of 2002. The average interest rates earned on loans declined 48 basis points and average rates earned on investment securities declined 144 basis points in the first quarter of 2003 as compared with the same period in 2002. The average interest rate paid on interest-bearing liabilities declined to 1.64 percent in the first quarter of 2003 as compared to 2.21 percent in the same period in 2002. The average rate paid on certificates of deposits declined 89 basis points and average rates paid on tiered money market accounts declined 63 basis points in the first quarter of 2003 as compared with the same period in 2002. The cost of funds fell to 1.38 percent in the first quarter of 2003 as compared to 1.83 percent in the first quarter of 2002. This continuing lower interest rate environment is the result of the Federal Reserve lowering interest rates on several occasions during the past two years.

OTHER INCOME: Other income amounted to $2.6 million for the quarter ended March 31, 2003 while the comparable amount for the prior year period was $2.0 million.

PGB Trust and Investments, the Bank's trust division, generated gross fees of $1.4 million for the first quarter of 2003 as compared to $1.1 million in the first quarter of 2002, an increase of 25.9 percent. This increase was primarily due to an increase in trust assets under management.

Service charges and fees remained constant at $408 thousand for the quarter ended March 31, 2003 as compared to $410 thousand for the prior year quarter. In the fourth quarter of 2002, the Corporation invested an additional $2.8 million in Bank Owned Life Insurance (BOLI) to assist in offsetting the rising cost of employee benefits. For the first quarter of 2003, income rose 11.7 percent over the same period in 2002 to $220 thousand due to this additional investment.

The Corporation realized $273 thousand of securities gains during the first quarter of 2003 as compared to $17 thousand for the first quarter of 2002.

The following table presents the components of other income for the three months ended March 31, 2003 and 2002:

                                       Three Months Ended
                                           March 31,
(In Thousands)                          2003       2002
                                      --------   --------
Trust Department Fees                 $  1,443   $  1,146
Service Charges on Deposit Accounts        408        410
Other Fee Income                            92         91
Bank Owned Life Insurance                  220        197
Other Non-Interest Income                   61         47
Safe Deposit Rental Fees                    60         59
Securities Gains                           273         17
                                      --------   --------
                Total Other Income    $  2,557   $  1,967
                                      ========   ========

OTHER EXPENSES: Other expenses totaled $5.5 million for the quarter ended March 31, 2003, an increase of $351 thousand or 6.8 percent from the comparable 2002 period.

The largest component of other expense are salaries and employee benefits expense which totaled $3.2 million for the quarter ended March 31, 2003 as compared to $2.9 million in the first quarter of 2002. This 10.6 percent increase can be attributed to additions to the professional staff, upward salary adjustments to attract and retain highly qualified employees and the opening of a new branch location, in addition to higher health insurance and pension costs.

Premises and equipment expense increased $111 thousand or 11.4 percent, from $970 thousand for the quarter ended March 31, 2002 to $1.1 million for the quarter ended March 31, 2003. This increase can be attributed to an overall increase in the cost of operating bank facilities including the aforementioned new branch location.

The significant components of other expense include professional fees, trust department expense, advertising, telephone, postage and stationery expense which totaled $697 thousand and $773 thousand for the quarters ended March 31, 2003 and 2002, respectively.

The following table presents the components of other expense for the three months ended March 31, 2003 and 2002:

                                               Three Months Ended
                                                   March 31,
(In Thousands)                                  2003       2002
                                              --------   --------
Salaries and Benefits                         $  3,237   $  2,927
Premises and Equipment                           1,081        970
Advertising                                         93        173
Stationery and Supplies                            124        119
Professional Fees                                  151        238
Trust Department                                   136        106
Telephone                                           88         59
Postage                                            105         78
Other Expense                                      468        462
                                              --------   --------
              Total Other Expense             $  5,483   $  5,132
                                              ========   ========

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $188 thousand and $433 thousand at March 31, 2003 and 2002, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                   March 31,
(In thousands)                                 2003        2002
                                             --------------------
Loans past due in excess of 90
  days and still accruing                    $     15    $    216
Non-accrual loans                                 173         217
                                             --------    --------
Total non-performing assets                  $    188    $    433
                                             ========    ========

Non-performing loans as a % of total loans       0.05%       0.10%
Non-performing assets as a % of total
  Loans plus other real estate owned             0.05%       0.10%
Allowance as a % of loans                        1.25%       0.99%

PROVISION FOR LOAN LOSSES: For the three months ended March 31, 2003 and 2002, the provision for loan losses was $150 thousand and $199 thousand, respectively. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions. Net recoveries were $35 thousand for the first quarter of 2003 as compared to net charge-offs of $22 thousand during the same period of 2002.

A summary of the allowance for loan losses for the three-month period ended March 31, follows:

(In thousands)                     2003        2002
                                   ----        ----
Balance, January 1,            $  4,798    $  4,023
Provision charged to expense        150         199
Loans charged off                    (3)        (25)
Recoveries                           38           3
                               --------    --------

Balance, March 31,             $  4,983    $  4,200
                               ========    ========

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 33 percent for the three months ended March 31, 2003 and 32 percent for the three months ended March 31, 2002. The increase in the effective tax rate is due to changes in the state tax rates in New Jersey. Income taxes increased 14.3 percent from $1.38 million in 2002 to $1.58 million in 2003, reflecting higher taxable income.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At March 31, 2003, total shareholders' equity, including net unrealized gains, was $79.4 million, representing a 23.8 percent increase over the same period in 2002. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At March 31, 2003, the Corporation's Tier 1 Capital and Total Capital ratios were 20.04 percent and 21.38 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at March 31, 2003, was 8.62 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest-earning deposits and federal funds sold totaled $39.4 million at March 31, 2003. In addition, the Corporation has $263.2 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns. Book value as of March 31, 2003, of investment securities and securities available for sale maturing within one year amounted to $6.4 million and $5.9 million, respectively.

The primary source of funds available to meet liquidity needs is the Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of March 31, 2003, core deposits equaled $735.6 million.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2003).

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

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      (3) (i) Articles of Incorporation

      A. Restated Certificate of Incorporation of the Corporation, as in effect on the date of this filing.

          (ii) By-Laws

      A. By-Laws of the Corporation, as in effect on the date of this filing (incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998 (Exhibit 3.2)).

      (10) Material Contracts

      A. Employment Agreement dated January 1, 2003 by and among
Peapack-Gladstone Financial Corporation, Peapack-Gladstone Bank, and Garrett P. Bromley.

(b) Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                (Registrant)


DATE: May 13, 2003         By:
                              -------------------------------------------------
                           FRANK A. KISSEL
                           Chairman of the Board and Chief Executive Officer


DATE:  May 13, 2003        By:
                              -------------------------------------------------
                           ARTHUR F. BIRMINGHAM
                           Executive Vice President and Chief Financial Officer

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

Date: May 13, 2003


----------------------------
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

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

Date: May 13, 2003


----------------------------
Arthur F. Birmingham
Executive Vice President and Chief Financial Officer

                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

            The undersigned, being over the age of eighteen years, in order to form a corporation pursuant to the provisions of the New Jersey Business Corporation Act, does hereby execute this Certificate of Incorporation: ARTICLE I CORPORATE NAME

            The name of the corporation is Peapack-Gladstone Financial Corporation.

                                   ARTICLE II
                                CORPORATE PURPOSE

            The purpose for which the corporation is organized is to engage in any activity within the purposes for which corporations may be organized under the New Jersey Business Corporation Act (the "Act").

                                   ARTICLE III
                                  CAPITAL STOCK

            The aggregate number of shares which the corporation shall have authority to issue is 20,000,000 shares of common stock, without nominal or par value.

                                   ARTICLE IV
                     REGISTERED AGENT AND REGISTERED ADDRESS

            The address of the corporation's initial registered office is 158 Route 206 North, Gladstone, New Jersey 07934, and the name of the corporation's initial registered agent at such address is Frank A. Kissel.

                                    ARTICLE V
                           INITIAL BOARD OF DIRECTORS

            The number of directors constituting the first board is twelve (12), and the names and addresses of the persons who are to serve as such directors are:

                  Name                             Address
                  ----                             -------

         Pamela Hill                        158 Route 206 North
                                            Gladstone, NJ  07934

         T. Leonard Hill                    158 Route 206 North
                                            Gladstone, NJ 07934

         Frank A. Kissel                    158 Route 206 North
                                            Gladstone, NJ  07934

         John D. Kissel                     158 Route 206 North
                                            Gladstone, NJ  07934

         James R. Lamb                      158 Route 206 North
                                            Gladstone, NJ  07934

         George R. Layton                   158 Route 206 North
                                            Gladstone, NJ  07934

         Edward A. Merton                   158 Route 206 North
                                            Gladstone, NJ  07934

         F. Duffield Meyercord              158 Route 206 North
                                            Gladstone, NJ 07934

         John R. Mulcahy                    158 Route 206 North
                                            Gladstone, NJ  07934

         Philip W. Smith III                158 Route 206 North
                                            Gladstone, NJ  07934

         Jack D. Stine                      158 Route 206 North
                                            Gladstone, NJ  07934

         William Turnbull                   158 Route 206 North
                                            Gladstone, NJ  07934

            The number of directors shall be governed by the by-laws of the corporation.

                                   ARTICLE VI
                         EXCULPATION AND INDEMNIFICATION

            No director or officer of the corporation, or of a subsidiary of the corporation, shall be personally liable to the corporation or to its shareholders for damages for breach of any duty owed to the corporation or its shareholders unless such breach of duty is based on an act or omission (a) in breach of such person's duty of loyalty to the corporation (and/or its subsidiary) or its shareholders; (b) not in good faith or involving a knowing violation of law; or (c) resulting in receipt by such person of an improper benefit.

            Unless expressly prohibited by law, the corporation shall indemnify a director or officer of the corporation or of a subsidiary of the corporation against his reasonable expenses and all liabilities in connection with any proceeding involving that director or officer of the corporation or a wholly-owned subsidiary of the corporation, including a proceeding by or in the right of the corporation or its wholly-owned subsidiary, unless such breach of duty is based on an act or omission (a) in breach of such person's duty of loyalty to the corporation or its stockholders; (b) not in good faith or involving a knowing violation of law; or (c) resulting in receipt by such person of an improper personal benefit. The corporation shall advance or pay those reasonable expenses incurred by such director or officer in a proceeding as and when incurred, provided, however, that the director or officer shall, as a condition to receipt of such advances, undertake to repay all amounts advanced if it shall finally be adjudicated that the breach of duty by the director or officer was based upon an act or omission (a) in breach of such person's duty of loyalty to the corporation (and/or its subsidiary) or its stockholders; (b) not in good faith or involving a knowing violation of law; or (c) resulting in receipt by such person of an improper personal benefit.

                                  ARTICLE VIII
                    SHAREHOLDER VOTE ON CERTAIN TRANSACTIONS

            In addition to any affirmative vote required by law or this certificate of incorporation, and except as set forth below, the affirmative vote of the holders of 80% of each class of stock of the corporation, entitled to vote in elections of directors, shall be required for all of the following:

            (i) any merger or consolidation of the corporation with or into any other corporation, banking institution, person or entity; or

            (ii) any sale, lease, exchange, mortgage, pledge, transfer or other disposition (in one transaction or series of transactions) of assets or of the deposit liabilities of the corporation which, in the case of either assets or of deposit liabilities, total 10% or more of the value of the assets or of the deposit liabilities of the corporation on a consolidated basis to any other corporation, banking institution, person or entity; or

            (iii) any sale, lease, exchange, mortgage pledge, transfer or other disposition (in one transaction or a series of transactions) to the corporation of any assets of any other corporation, banking institution, person or entity in exchange for voting securities (or securities convertible into or exchangeable for voting securities or any options, warrants or rights to purchase any of the same) of the bank constituting (after giving effect to any conversion, exchange or right) 5% or more of the outstanding voting securities of the corporation; or

            (iv) any reclassification of securities, or recapitalization of the corporation proposed by, on behalf of or pursuant to any arrangement with any other corporation, banking institution, person or entity which has the effect, directly or indirectly, of increasing the proportionate share of the outstanding securities of the corporation of which that other corporation, banking institution, person or entity is the beneficial owner; or

            (v) the issuance (in one transaction or a series of transactions) to any other corporation, banking institution, person or entity, of voting securities (or securities convertible into or exchangeable for voting securities or any options, warrants or rights to purchase any of the same) of the corporation constituting (after giving effect to any conversion, exchange or right) 5% or more of the outstanding voting securities of the corporation; or

            (vi) the adoption of any plan or proposal for the liquidation or dissolution of the corporation proposed by, on behalf of or pursuant to any arrangement with any other corporation, banking institution, person or entity; if, in any such case, as of the record date for the determination of stockholders entitled to notice thereof and to vote thereon or consent thereto, such other corporation, banking institution, person or entity is: (a) the beneficial owner, directly or indirectly, of more than 5% of the outstanding shares of any class of stock of the corporation entitled to vote in the election of directors or the assignee of, or otherwise the successor to, any shares of such stock of the corporation from a corporation, banking institution, person or entity which within the two-year period immediately prior to such record date was a more than 5% beneficial owner (where any such assignment or succession occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of that term under the Securities Act of 1933, as amended); or (b) is an affiliate (as defined subsequently in this Article) of the corporation and at any time within the two-year period immediately prior to such record date was the beneficial owner, directly or indirectly, of more than 5% of the outstanding shares of any class of stock of the corporation entitled to vote in the election of directors. Such affirmative vote shall be required notwithstanding the fact that no vote may be required, or that a lesser percentage may be specified, by law or in an agreement, if any, with any national securities exchange or otherwise.

            For the purpose, but only for the purpose of determining whether a corporation, banking institution, person or other entity is "the beneficial owner, directly or indirectly, of more than 5% of the outstanding shares of stock of the corporation entitled to vote in elections of directors," within this Article: (x) any corporation, banking institution, person or other entity shall be deemed to be the beneficial owner of any shares of stock of the corporation (i) which it has the right to acquire pursuant to any agreement, or upon the exercise of conversion rights, warrants or options, or otherwise, or
(ii) which are beneficially owned, directly or indirectly (including shares deemed owned through application of clause (i), above), by any other corporation, person or entity with which it or its "affiliate" or "associate" (as defined below) has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of stock of the corporation, or which is its "affiliate" or "associate" as those terms are defined in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934 as in effect on the date of this Amendment; and (y) the outstanding shares of any class of stock of the corporation shall include shares deemed owned through application of clauses (i) and (ii) above.

            The Board of Directors of the corporation shall have the power and duty to determine for the purposes of this Article on the basis of information known to the corporation, whether: (i) such other corporation, banking institution, person or other entity beneficially owns more than 5% of the outstanding shares of any class of stock of the corporation entitled to vote in elections of directors, (ii) a corporation, banking institution, person or entity is an "affiliate" or "associate" (as defined above) of another, and (iii) the value of any assets or of deposit liabilities of the corporation proposed sales, lease, exchange, mortgage, pledge, transfer or other disposition exceed 10% of the corporation's assets or deposit liabilities, as the case may be. Any such determination shall be conclusive and binding for all purposes of this Article.

            The provisions of this Article shall not be applicable to: (i) any merger or consolidation of the corporation with or into any other banking institution or corporation, or any sale or lease of assets or deposit liabilities of the corporation to, or any sale or lease to the corporation or any subsidiary thereof in exchange for securities of the corporation of any assets of, any other corporation, banking institution, person or entity, if at least two-thirds of the members of the entire Board of Directors of the corporation shall, by resolution, have approved such transaction prior to the time that such other corporation, banking institution, person or entity shall have become the beneficial owner, directly or indirectly, of more than 5% of the outstanding shares of any class of stock of the corporation entitled to vote in elections of directors; or (ii) any merger or consolidation of the corporation or any subsidiary thereof into or with, or any sale, lease, exchange, mortgage, pledge, transfer or other disposition of the assets of the corporation to, any other banking institution or corporation of which a majority of the outstanding shares of all classes of stock entitled to vote in elections of directors is owned of record or beneficially by the corporation and its subsidiaries (if any) and so long as, if the corporation is not the surviving banking institution, each beneficial owner of shares of stock of the corporation receives the same type of consideration in such transaction and the provisions of this Article are continued in effect or adopted by such surviving banking institution as part of its certificate of incorporation (and its certificate of incorporation have no provisions inconsistent with this Article as continued or adopted) or (iii) any transaction involving the corporation or its assets or deposit liabilities required or ordered by any Federal or state regulatory agency; provided the Board of Directors referred to in (i) of this paragraph passing upon such transaction shall be comprised of a majority of continuing directors, i.e., members of such Board who were elected by the stockholders of the corporation prior to that time, that any such stockholder became the beneficial owner, directly or indirectly, of more than 5% of any class of the stock of the corporation, entitled to vote in elections of directors, or who were appointed to succeed a continuing director by a majority of continuing directors.

            No amendment to the Certificate of Incorporation of the corporation shall amend, alter, change or repeal any of the provisions of this Article unless the amendment effecting such amendment, alteration, change or repeal shall receive the affirmative vote of the holders of 80% of each class of stock of the corporation entitled to vote in elections of directors.

                                   ARTICLE IX
                      NAME AND ADDRESS OF THE INCORPORATOR

            The name and address of the incorporator is Frank A. Kissel, 158 Route 206 North, Gladstone, New Jersey 07934.

            IN WITNESS WHEREOF, the undersigned has executed this Certificate of Incorporation this 14th day of August, 1997


                                            --------------------------------
                                            Frank A. Kissel, Incorporator

                     PEAPACK-GLADSTONE EMPLOYMENT AGREEMENT
                               OF GARRETT BROMLEY

            This EMPLOYMENT AGREEMENT (this "Agreement") dated January 1, 2003, by and between Peapack-Gladstone Financial Corporation ("PGFC") and Peapack-Gladstone Bank (the "Bank") (PGFC and the Bank are collectively referred to herein as the "Company"), and Garrett P. Bromley (the "Executive"), whose home address is 54 Baptist Church Road, Hampton, New Jersey.

                                   WITNESSETH:

            WHEREAS, the Executive is willing to continue to serve as the Executive Vice President and Chief Lending Officer of the Company and the Company desires to retain the Executive in that capacity on the terms and conditions herein set forth; and

            NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties agree as follows:

            Section 1. Term of Employment. This Agreement shall be effective as of the date hereof and, subject to earlier termination as specified herein, shall continue until December 31, 2005.

            Section 2. Position and Duties. During the Term, the Executive shall serve as the Executive Vice President and Chief Lending Officer of the Company. The Executive shall have such powers and duties as are commensurate with such position and as may be conferred upon him by the Board of Directors of the Company (the "Board"). During the Term, the Executive shall devote all of his business time, attention, skill and efforts exclusively to the business and affairs of the Company and its subsidiaries. Notwithstanding the foregoing, the Executive may engage in charitable, educational, religious, civic and similar types of activities, speaking engagements, membership on the board of directors of other organizations, and similar activities to the extent that such activities do not inhibit the performance of his duties hereunder or conflict in any material way with the business of the Company and its subsidiaries.

            Section 3. Compensation. For all services rendered by the Executive in any capacity required hereunder during the Term, including, without limitation, services as an executive officer, director, or member of any committee of the Company or any of its subsidiaries, the Executive shall be compensated as follows:

            (a) The Company shall pay the Executive a fixed salary at a rate per annum equal to $135,000.00 ("Base Salary"). The Base Salary shall be increased by 3% per year to $139,050.00 for the calendar year 2004 and $143,221.50 for the calendar year 2005. Base Salary shall be payable bi-weekly.

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