Form 10-Q
period 2003-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2003-08-08
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]       No  [_] .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-d). Yes [X] No [_].

       Number of shares of Common stock outstanding as of August 1, 2003:
                                    6,713,656

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          PART 1 FINANCIAL INFORMATION

Item 1      Financial Statements (Unaudited):
            Consolidated Statements of Condition June 30, 2003 and December 31, 2002           Page 3
            Consolidated  Statements  of Income for the three and six  months  ended June      Page 4
            30, 2003 and 2002
            Consolidated  Statements  of  Changes  in  Shareholders'  Equity  for the six      Page 5
            months ended June 30, 2003 and 2002
            Consolidated  Statements of Cash Flows for the six months ended June 30, 2003      Page 6
            and 2002
            Notes to the Consolidated Financial Statements                                     Page 7
Item 2      Management  Discussion  and  Analysis of Financial  Condition  and Results of      Page 8
            Operations
Item 3      Quantitative and Qualitative Disclosures about Market Risk                         Page 13
Item 4      Controls and Procedures                                                            Page 13

              PART 2 OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security Holders                                Page 14
Item 6       Exhibits and Reports on Form 8-K                                                  Page 14

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      June 30,      December 31,
                                                                                       2003            2002
                                                                                       ----            ----

ASSETS
Cash and due from banks                                                              $  20,409       $  17,920
Federal funds sold                                                                       3,621          20,400
                                                                                     ---------       ---------
  Total cash and cash equivalents                                                       24,030          38,320

Interest-earning deposits                                                                  523             549

Investment Securities:(approximate market value
   $149,531 in 2003 and $171,290 in 2002)                                              146,355         168,066

Securities Available for Sale                                                          344,968         212,259

Loans:
Loans secured by real estate                                                           378,691         379,150
Other loans                                                                             30,558          30,610
                                                                                     ---------       ---------
   Total loans                                                                         409,249         409,760
     Less:  Allowance for loan losses                                                    5,125           4,798
                                                                                     ---------       ---------
   Net loans                                                                           404,124         404,962

Premises and equipment, net                                                             14,560          14,371
Accrued interest receivable                                                              4,721           4,606
Cash surrender value of life insurance                                                  16,153          15,747
Other assets                                                                             1,860             928
                                                                                     ---------       ---------
      TOTAL ASSETS                                                                   $ 957,294       $ 859,808
                                                                                     =========       =========


LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                                                $ 151,214       $ 126,107
  Interest-bearing deposits:
     Checking                                                                          128,884         136,956
     Savings                                                                           102,274          94,142
     Money market accounts                                                             181,424         173,973
     Certificates of deposit over $100,000                                              62,102          59,607
     Certificates of deposit less than $100,000                                        174,647         178,903
                                                                                     ---------       ---------
Total deposits                                                                         800,545         769,688
Borrowed Funds                                                                          64,428           5,000
Accrued expenses and other liabilities                                                   9,119           7,962
                                                                                     ---------       ---------
     TOTAL LIABILITIES                                                                 874,092         782,650

SHAREHOLDERS' EQUITY
Common stock (no par value; stated value $0.83 per share; authorized 20,000,000 shares; issued shares, 6,811,604 at June 30, 2003 and 6,800,041 at December 31,
2002; outstanding shares, 6,711,171 at
June 30, 2003 and 6,702,523 at December 31, 2002)                                        5,671           5,661
Surplus                                                                                 38,659          38,385
Treasury Stock at cost, 100,433 shares in 2003
 and 97,518 shares in 2002                                                              (2,112)         (2,020)
Retained Earnings                                                                       35,625          30,290
Accumulated other comprehensive income,
  net of income tax                                                                      5,359           4,842
                                                                                     ---------       ---------
      TOTAL SHAREHOLDERS' EQUITY                                                        83,202          77,158
                                                                                     ---------       ---------
      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                       $ 957,294       $ 859,808
                                                                                     =========       =========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                              Three months ended            Six months ended
                                                                  June 30,                       June 30,
                                                           2003             2002           2003             2002
                                                           ----             ----           ----             ----
INTEREST INCOME

Interest and fees on loans                             $    6,359      $    7,430      $   12,897      $   14,750
Interest on investment securities:
     Taxable                                                1,113             965           2,520           1,614
     Tax-exempt                                               133              91             243             183
Interest on securities available for sale:
     Taxable                                                2,703           2,554           5,133           4,943
     Tax-exempt                                                90              90             180             170
Interest-earning deposits                                       2               2               3             134
Interest on federal funds sold                                 28              42              56              71
                                                       ----------      ----------      ----------      ----------
Total interest income                                      10,428          11,174          21,032          21,865

INTEREST EXPENSE

Interest on savings account deposits                          873           1,101           1,846           2,061
Interest on certificates of deposit over $100,000             393             530             823           1,086
Interest on other time deposits                             1,198           1,344           2,423           2,753
Interest on borrowed funds                                    202              47             258             105
                                                       ----------      ----------      ----------      ----------
Total interest expense                                      2,666           3,022           5,350           6,005
                                                       ----------      ----------      ----------      ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                              7,762           8,152          15,682          15,860

Provision for loan losses                                     150             201             300             400
                                                       ----------      ----------      ----------      ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                              7,612           7,951          15,382          15,460
                                                       ----------      ----------      ----------      ----------

OTHER INCOME

Service charges and fees for other services                   418             414             837             824
Trust department income                                     1,621           1,259           3,064           2,405
Securities gains                                              554               8             827              26
Bank owned life insurance                                     225             199             444             396
Other income                                                  193             203             395             400
                                                       ----------      ----------      ----------      ----------
     Total other income                                     3,011           2,083           5,567           4,051

OTHER EXPENSES

Salaries and employee benefits                              3,360           3,017           6,597           5,944
Premises and equipment                                      1,120           1,030           2,202           1,998
Other expense                                               1,268           1,288           2,432           2,523
                                                       ----------      ----------      ----------      ----------
Total other expenses                                        5,748           5,335          11,231          10,465
                                                       ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAX EXPENSE                            4,875           4,699           9,718           9,046
Income tax expense                                          1,592           1,546           3,175           2,931
                                                                                       ----------      ----------
                                                       ----------      ----------      ----------      ----------
     NET INCOME                                        $    3,283      $    3,153      $    6,543      $    6,115
                                                       ==========      ==========      ==========      ==========
EARNINGS PER SHARE
Basic                                                  $     0.49      $     0.47      $     0.98      $     0.91
Diluted                                                $     0.47      $     0.46      $     0.95      $     0.90

Average basic shares outstanding                        6,707,438       6,678,146       6,706,087       6,668,528
Average diluted shares outstanding                      6,913,629       6,869,526       6,903,921       6,817,748
See  accompanying  notes  to  consolidated
financial statements

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                           Six Months Ended
                                                                June 30,
                                                         2003            2002
                                                         ----            ----

Balance, Beginning of Period                           $ 77,158       $ 63,085

Comprehensive income:

     Net Income                                           6,543          6,115

     Unrealized holding gains on securities
         arising during the period, net of tax            1,055          2,060
     Less:  Reclassification adjustment for gains
          included in net income, net of tax               (538)           (17)
                                                       --------       --------
                                                            517          2,043
                                                       --------       --------
     Total Comprehensive income                           7,060          8,158

Common Stock Options Exercised                              144            355

Purchase of Treasury Stock                                  (92)          (245)

Cash Dividends Declared                                  (1,207)        (1,001)

Tax Benefit on Disqualifying and Nonqualifying
  Exercise of Stock Options                                 139           --
                                                       --------       --------

Balance, June 30,                                      $ 83,202       $ 70,352
                                                       ========       ========


See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                Six Months Ended
                                                                   June 30,
                                                              2003            2002
                                                              ----            ----
OPERATING ACTIVITIES:
Net Income:                                               $   6,543       $   6,115
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                    713             652
Amortization of premium and accretion of
   discount on securities, net                                1,191             311
Provision for loan losses                                       300             400
Gains on security sales                                        (827)            (26)
Increase in cash surrender value of life insurance             (406)           (365)
(Increase)/decrease in accrued interest receivable             (115)            482
(Increase)/decrease in other assets                            (932)          2,724
Increase in other liabilities                                 1,398
                                                                              1,022
                                                          ---------       ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                  7,489          11,691
                                                          ---------       ---------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities            39,534           3,942
Proceeds from maturities of securities available
   for sale                                                  11,799           3,944
Proceeds from calls of investment securities                  6,170           1,670
Proceeds from calls of securities available for sale         30,425          26,730
Proceeds from sales of securities available for sale         45,579          17,034
Purchase of investment securities                           (24,780)        (59,474)
Purchase of securities available for sale                  (219,298)        (76,773)
Net decrease in short-term investments                           26          15,108
Net decrease/(increase) in loans                                538         (18,249)
Purchases of premises and equipment                            (902)           (523)
                                                          ---------       ---------
   NET CASH USED IN INVESTING ACTIVITIES                   (110,909)        (86,591)
                                                          ---------       ---------

FINANCING ACTIVITIES:
Net increase in deposits                                     30,857          79,929
Net increase in borrowed funds                               59,428           3,000
Dividends paid                                               (1,207)         (1,001)
Exercise of stock options                                       144             355
Purchase of Treasury Stock                                      (92)           (245)
                                                          ---------       ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                 89,130          82,038
                                                          ---------       ---------

Net (decrease)/increase in cash and cash equivalents        (14,290)          7,138
Cash and cash equivalents at beginning of period             38,320          19,983
                                                          ---------       ---------
Cash and cash equivalents at end of period                $  24,030       $  27,121
                                                          =========       =========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                               $   5,845       $   5,978
   Income taxes                                               2,949           2,829


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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level that management considers adequate to reflect the risk of losses inherent in the Corporation's loan portfolio. In its evaluation of the adequacy of the allowance for loan losses, management considers past loan loss experience, changes in the composition of non-performing loans, the borrowers' current financial condition, the relationship of the current level of the allowance to the credit portfolio and to non-performing loans and existing economic conditions. The allowance is increased by provisions charged to expense and reduced by net charge-offs.

Stock Option Plans: At June 30, 2003, the Corporation had stock-based employee and non-employee director compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share for the periods indicated if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:



                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                     June 30,
(In Thousands Except per Share Data)                             2003          2002           2003          2002
                                                                 ----          ----           ----          ----
 Net Income:
   As Reported                                                $   3,283     $     3,153     $   6,543    $   6,115
   Less:  Total Stock-Based Employee Compensation
     Expense Determined under the Fair Value Based
     Method on all Stock Options, Net of Related Tax Effects         48              62            96          124
                                                              ---------     -----------     ---------    ---------
   Pro Forma                                                  $   3,235     $     3,091     $   6,447    $   5,991
Earnings Per Share:
   As Reported
   Basic                                                      $    0.49     $      0.47     $    0.98    $    0.91
   Diluted                                                    $    0.47     $      0.46     $    0.95    $    0.90
   Pro Forma
   Basic                                                      $    0.48     $      0.46     $    0.96    $    0.90
   Diluted                                                    $    0.47     $      0.45     $    0.93    $    0.88

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

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the six months ended June 30, 2003 and 2002 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains.

Recent Accounting Pronouncements: Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of Statement 150 did not have a significant effect on the Corporation's consolidated financial statements.

Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement is not expected to have a significant effect on the Corporation's consolidated financial statements.


            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL: The foregoing contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as "expect", "believe", or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: o Unanticipated changes in interest rates.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: "Management's Discussion and Analysis of Financial Condition and Results of Operation" is based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Unaudited Consolidated Financial Statements for the six months ended June 30, 2003, contains a summary of the Corporation's significant accounting policies. Management believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application is periodically reviewed with the Audit Committee and the Board of Directors.

     The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Corporation's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation's control.

RESULTS OF OPERATIONS: The Corporation realized earnings of $0.47 per diluted share for the second quarter of 2003 as compared to $0.46 per diluted share for the same quarter in 2002, an increase of 2.2 percent. Net income for the quarter rose 4.1 percent to $3.3 million compared with $3.2 million for the quarter ended June 30, 2002. Annualized return on average assets for the quarter was
1.44 percent and annualized return on average equity was 16.24 percent.

Net income for the year to date June 30, 2003 was $6.5 million as compared to $6.1 million for June 30, 2002 year to date. The per diluted share earnings were $0.95 for the six months ended June 30, 2003 as compared to $0.90 for the year to date June 30, 2002. Annualized return on average assets was 1.48 percent and annualized return on average equity was 16.43 percent for the first six months of 2003.


EARNINGS ANALYSIS

NET INTEREST INCOME: Net interest income before the provision for loan losses for the second quarters of 2003 and 2002 was $7.8 million and $8.2 million, respectively. This represents a decrease of $390 thousand or 4.8 percent. The decline in net interest income during the second quarter of 2003 was primarily the result of declining interest rates on loans and investments due to refinancing and reinvestment activity. The Corporation has been careful to attempt to limit our interest rate risk by not extending long-term fixed rate assets during this low interest rate cycle. Deposit and borrowing rates also declined, but at a slower pace than the rates on loans and investments. The net interest margin on a fully tax equivalent basis was 3.67 percent in the second quarter of 2003 as compared to 4.53 percent for the second quarter of 2002, a decline of 86 basis points.

Average interest earning assets increased $131.2 million or 18.2 percent for the quarter ended June 30, 2003 as compared to the same period in 2002. This was primarily due to the increase in average investment security balances of $159.3 million, as average loan balances declined $27.6 million. During this time, average federal funds sold and interest earning deposit balances remained relatively flat, decreasing a total of $592 thousand.

Average interest-bearing liabilities for the second quarter of 2003 increased $103.9 million or 18.0 percent from the second quarter of 2002. Average balances of money market accounts rose $48.5 million while average balances of savings accounts and certificates of deposits rose $13.1 million and $11.6 million, respectively. Interest-bearing checking increased $5.8 million from the second quarter of 2002 to the second quarter of 2003. Federal Home Loan Bank advances averaged $30.4 million for the quarter ended June 30, 2003 as compared to $5.5 million for the quarter ended June 30, 2002. During the second quarter of 2003, the Corporation began to position some of its borrowings to try to take advantage of the low long-term interest rate environment that existed. This strategy of extending the maturities of borrowings and matching with lower yielding fixed rate loans is intended to reduce interest rate risk if interest rates begin to rise. Average demand deposits increased $24.8 million or 21.7 percent as compared to the second quarter of 2002.

Average interest rates earned on interest-earning assets, on a tax-equivalent basis, declined 131 basis points to 4.97 percent in the second quarter 2003 from
6.28 percent earned in the same quarter of 2002. The average interest rates earned on loans and investment securities declined 60 basis points and 161 basis points, respectively, in the second quarter of 2003 as compared with the same period in 2002. When compared to the quarter ended June 30, 2002, the average interest rate paid on interest-bearing liabilities declined 53 basis points to
1.57 percent in 2003. The average rate paid on certificate of deposits declined 64 basis points and average rates paid on money market accounts declined 75 basis points in the second quarter of 2003 as compared with the same period in 2002.

For the six months ended June 30, 2003 and 2002, net interest income before the provision for loan loss was $15.7 million and $15.9 million, respectively, a decrease of $178 thousand or 1.1 percent. The decline in net interest income during the first six months of 2003 was primarily the result of declining interest rates on loans and investments due to refinancing and reinvestment activity. Deposit and borrowing rates also declined, but at a slower pace than the rates on loans and investments. The net interest margin on a fully tax-equivalent basis for the six months ended June 30, 2003 and 2002 was 3.83 percent and 4.58 percent, respectively, a decline of 75 basis points.

For the six months ended, average interest-earning assets increased $131.3 million from June 30, 2002 to 2003 as the investment portfolio experienced significant growth. Average balances of investments increased $158.8 million or
61.2 percent. Interest-earning deposits decreased 90.1 percent to $605 thousand on average. Average loan balances decreased $22.9 million, primarily due to residential mortgage pay-offs as consumers refinanced their mortgages to their benefit from the historically low interest rate environment.

Average interest-bearing liabilities for the six months ended June 30, 2003 increased $109.7 million or 19.7 percent from the same period in 2002. Average balances of money market accounts rose $59.1 million and certificates of deposit balances increased $17.5 million on average. Savings accounts and interest-bearing checking accounts increased $11.6 million and $8.9 million, respectively, in the six months ended June 30, 2003 when compared to the same period of 2002. Federal Home Loan Bank advances averaged $19.4 million during the year to date June 30, 2003 as compared to $6.8 million for the year to date ended June 30, 2002. Average demand deposits increased $18.7 million or 16.6 percent as compared to the six months ended June 30, 2002.

For the year to date ended June 30, 2003, average interest rates earned on investments and loans declined 150 basis points and 53 basis points, respectively. Interest rates paid on interest-bearing deposits declined 58 basis points with the largest decreases in the interest rates paid on certificates of deposit, 76 basis points and money market accounts, 65 basis points. Average interest rates on FHLB borrowings declined 44 basis points from the six months ended June 30, 2002 to the same period in 2003.

OTHER INCOME: Other income amounted to $3.0 million for the quarter ended June 30, 2003 as compared to $2.1 million for the quarter ended June 30, 2002. This is an increase of $928 thousand or 44.6 percent. PGB Trust and Investments, the Bank's trust division, generated gross fees of $1.6 million for the second quarter of 2003 as compared to $1.3 million in the second quarter of 2002, an increase of 28.8 percent. This increase was primarily due to an increase in trust assets under management. Service charges and fees remained constant at $418 thousand for the quarter ended June 30, 2003 as compared to $414 thousand for the prior year quarter. Due to the Corporation's additional investment of $2.8 million in Bank Owned Life Insurance (BOLI) in the fourth quarter of 2002, income rose 13.1 percent over the same period in 2002 to $225 thousand. BOLI assists in offsetting the rising cost of employee benefits.

For the six-month period ended June 30, 2003, total other income increased $1.5 million or 37.4 percent as compared to the same six-month period in 2002. For the six months ended June 30, 2003 other income, exclusive of gains on securities sold reflects an increase of $715 thousand or 17.8 percent compared with the six months ended June 30, 2002. This increased revenue was primarily driven by the increase in fees from PGB Trust and Investments, which rose $659 thousand, or 27.4 percent, to $3.1 million for the year to date ended June 30, 2003 as compared to $2.4 million for the same period in 2002. Income from BOLI totaled $444 thousand for the six months ended June 30, 2003, rising $48 thousand or 12.1 percent, from $396 thousand for the same six months in 2002.

For the three and six month periods ended June 30, 2003 the Corporation recorded net gains of $554 thousand and $827 thousand on securities sold from the available for sale investment portfolio compared to net gains of $8 thousand and $26 thousand realized in the 2002 comparable periods.

The following table presents the components of other income for the three and six months ended June 30, 2003 and 2002:


                                                Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                                  2003        2002        2003        2002
(In Thousands)                                    ----        ----        ----        ----
Trust Department Fees                           $1,621      $1,259      $3,064      $2,405
Service Charges on Deposit Accounts                418         414         837         824
Other Fee Income                                   103          91         194         183
Bank Owned Life Insurance                          225         199         444         396
Other Non-Interest Income                           38          57          90         104
Safe Deposit Rental Fees                            52          55         111         113
Securities Gains                                   554           8         827          26
                                                ------      ------      ------      ------
                        Total Other Income      $3,011      $2,083      $5,567      $4,051
                                                ======      ======      ======      ======

OTHER EXPENSES: For the three months ended June 30, 2003 total other expenses increased $413 thousand or 7.7 percent over the comparable three months ended June 30, 2002, with increased salary and benefit expense and Bank premises and equipment expense accounting for most of the increase.

Salaries and employee benefits expense for the quarter ended June 30, 2003 increased 11.3 percent to $3.4 million from $3.0 million for the quarter ended June 30, 2002. This increase can be attributed to additions to the professional staff, higher health insurance and pension costs and overtime costs associated with the conversion of the Bank's core processing system. Premises and equipment expense increased $90 thousand or 8.7 percent, $1.1 million and $1.0 million for the quarters ended June 30, 2003 and 2002, respectively. These higher costs are attributable to additional rent for branch space, depreciation expense and computer expense.

The significant components of other expense include professional fees, trust department expense, advertising, telephone, postage and stationery expense. These expenses totaled $690 thousand and $734 thousand for the quarters ended June 30, 2003 and 2002, respectively. These expenses also declined year over year, totaling $1.3 million and $1.5 million at June 30, 2003 and 2002 respectively.

For the six-month period ended June 30, 2003, other expenses increased 7.3 percent to $11.2 million from $10.5 million for the same period in 2002. The largest component of other expense, salaries and employee benefits, increased from $5.9 million to $6.6 million or 11.0 percent. Premises and equipment expense rose $204 thousand or 10.2 percent year over year to $2.2 million.

The level of operating expenses during both the six and three-month periods of 2003 were effected by an increase in several expense categories. The year to year increase in expenses are primarily attributable to the continued investment in technology, as the Bank converted to a new core processing system this quarter, the need to attract, develop and retain high caliber employees and higher health insurance and pension costs. The Corporation's year-to date efficiency ratio at June 30, 2003 was 54.99 percent as compared to 52.63 percent at June 30, 2002. The Corporation believes the efficiency ratio effectively measures a company's ability to control its expenses in relation to increases and decreases in income components. The formula used is a common formula for banks, which allows for comparison to other banks. The formula may not be the same as that used by other companies.

The following table presents the components of other expense for the three and six months ended June 30, 2003 and 2002:


                                                   Three Months Ended         Six Months Ended
                                                         June 30,                  June 30,
                                                    2003         2002         2003         2002
                                                    ----         ----         ----         ----
(In Thousands)
Salaries and Benefits                            $ 3,360      $ 3,017      $ 6,597      $ 5,944
Premises and Equipment                             1,120        1,030        2,202        1,998
Advertising                                          141          166          234          339
Stationery and Supplies                              139          125          263          244
Professional Fees                                    125          138          233          376
Trust Department                                     124          109          260          216
Telephone                                             89          114          177          173
Postage                                               72           82          177          160
Other Expense                                        578          554        1,088        1,015
                                                 -------      -------      -------      -------
                        Total Other Expense      $ 5,748      $ 5,335      $11,231      $10,465
                                                 =======      =======      =======      =======

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $168 thousand and $394 thousand at June 30, 2003 and 2002, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                   June 30,
(In thousands)                                 2003       2002

Loans past due in excess of 90
  days and still accruing                    $    1     $   308
Non-accrual loans                               167          86
                                             ------     -------
Total non-performing assets                  $  168     $   394
                                             ======     =======

Non-performing loans as a % of total loans    0.04%       0.09%
Non-performing assets as a % of total
  Loans plus other real estate owned          0.04%       0.09%
Allowance as a % of loans                     1.25%       1.02%

PROVISION FOR LOAN LOSSES: For the three months ended June 30, 2003 and 2002, the provision for loan losses was $150 thousand and $201 thousand, respectively. For the six months ended June 30, 2003 and 2002, the provision for loan losses was $300 thousand and $400 thousand, respectively. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management's evaluation of potential losses in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing and anticipated economic conditions. Net charge-offs were $8 thousand for the second quarter of 2003 as compared to net recoveries of $20 thousand during the same period of 2002. For the six months ended June 30, 2003, net recoveries were $27 thousand compared to $2 thousand in net charge-offs for the same period in 2002.

A summary of the allowance for loan losses for the six-month period ended June 30, follows:

(In thousands)                                 2003       2002
                                               ----       ----
Balance, January 1,                          $4,798     $ 4,023
Provision charged to expense                    300         400
Loans charged off                               (15)        (35)
Recoveries                                       42          33
                                             -------    -------

Balance, June 30,                            $5,125      $4,421
                                             =======    =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 33 percent for the three months ended June 30, 2003 and 2002. For the six months ended June 30, 2003 and 2002, the income tax expense as a percentage of pre-tax income was 33 percent and 32 percent, respectively. Income taxes increased 8.3 percent from $2.9 million for the six months ended June 30, 2002 to $3.2 million for the same period in 2003, reflecting higher taxable income.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At June 30, 2003, total shareholders' equity, including net unrealized gains on securities available for sale, was $83.2 million, representing an 18.3 percent increase over the same period in 2002. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles. The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At June 30, 2003, the Corporation's Tier 1 Capital and Total Capital ratios were 19.87 percent and 21.19 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at June 30, 2003, was 8.71 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $24.6 million at June 30, 2003. In addition, the Corporation has $345.0 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns. Book value as of June 30, 2003, of investment securities and securities available for sale maturing within one year amounted to $7.3 million and $2.6 million, respectively.

The  primary  source  of  funds   available  to  meet  liquidity  needs  is  the
Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of June 30, 2003, core deposits equaled $738.4 million.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2003).

ITEM 4. Controls and Procedures

The Corporation's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Corporation's management, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

The Corporation's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of shareholders held on April 22, 2003, in Peapack-Gladstone, New Jersey, the following matters were discussed and voted upon:
(1) The following persons were elected as directors of Peapack-Gladstone Financial Corporation for a term of one year:



        DIRECTORS                         FOR                  WITHHELD
        ---------                         ---                  --------

     Anthony J. Consi II               4,679,026                 78,269
     Pamela Hill                       4,677,226                 80,069
     T. Leonard Hill                   4,678,426                 78,869
     Frank A. Kissel                   4,615,198                142,097
     John D. Kissel                    4,648,888                108,407
     James R. Lamb                     4,611,461                145,834
     George R. Layton                  4,664,892                 92,403
     Edward A. Merton                  4,667,549                 89,746
     F. Duffield Meyercord             4,666,937                 90,358
     John R. Mulcahy                   4,665,949                 91,346
     Robert M. Rogers                  4,612,798                144,497
     Philip W. Smith III               4,676,702                 80,593
     Craig C. Spengeman                4,640,536                116,759
     Jack D. Stine                     4,678,426                 78,869


(2) The approval of an amendment to Peapack-Gladstone Financial Corporation's Certificate of Incorporation to increase the authorized common stock of Peapack-Gladstone Financial Corporation to 20 million shares from the presently authorized 10 million shares. FOR: 4,353,912 AGAINST: 383,252
     ABSTAIN: 20,131

ITEM 6. Exhibits and Reports on Form 8-K

a.   Exhibits
     3   (i) Articles of Incorporation
          A. Restated Certificate of Incorporation of the Corporation, as in effect on the date of this filing (incorporated by reference to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 13, 2003 (Exhibit 3)).
         (ii) By-Laws
          A. By-Laws of the Corporation, as in effect on the date of this filing (incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998 (Exhibit 3.2)).

31.1 Certification  of  Frank  A.  Kissel,   Chief  Executive   Officer  of  the
     Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2 Certification of Arthur F. Birmingham, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32   Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of The Sarbanes-Oxley Act Of 2002, signed by Frank A. Kissel, Chief Executive Officer of the Corporation, and Arthur F. Birmingham, Chief Financial Officer of the Corporation.

b.   Reports on Form 8-K

     1. Current Report on Form 8-K dated April 22, 2003 (furnishing first quarter earnings release for Peapack-Gladstone Financial Corporation).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                                (Registrant)




DATE: August 8, 2003                     By:   /s/ Frank A. Kissel
                                               ---------------------------------
                                               FRANK A. KISSEL
                                               Chairman of the Board and
                                               Chief Executive Officer



DATE:  August 8, 2003                    By:    /s/ Arthur F. Birmingham
                                               ---------------------------------
                                               ARTHUR F. BIRMINGHAM
                                               Executive Vice President and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

Number        Description
------        -----------

3      (i)        Articles of Incorporation
              A. Restated Certificate of Incorporation of the Corporation, as in effect on the date of this filing (incorporated by reference to the Corporation's Quarterly R eport on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 13, 2003 (Exhibit
                   3)).

       (ii)       By-Laws
              A. By-Laws of the Corporation, as in effect on the date of this filing (incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998 (Exhibit 3.2)).

31.1 Certification  of  Frank  A.  Kissel,   Chief  Executive   Officer  of  the
     Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2 Certification of Arthur F. Birmingham, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32   Certification  Pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to
     Section 906 of The Sarbanes-Oxley Act Of 2002, signed by Frank A. Kissel, Chief Executive Officer of the Corporation, and Arthur F. Birmingham, Chief Financial Officer of the Corporation.