Form 10-Q
period 2003-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2003-11-12
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (MARK ONE)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended September 30, 2003

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

      Number of shares of Common stock outstanding as of November 3, 2003:
                                   7,386,892

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited):
       Consolidated Statements of Condition September 30, 2003 and
       December 31, 2002                                                 Page 3
       Consolidated Statements of Income for the three and nine months
       ended September 30, 2003 and 2002                                 Page 4
       Consolidated Statements of Changes in Shareholders' Equity for
       the nine months ended September 30, 2003 and 2002                 Page 5
       Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2003 and 2002                                       Page 6
       Notes to the Consolidated Financial Statements                    Page 7
Item 2 Management Discussion and Analysis of Financial Condition
       and Results of Operations                                         Page 8
Item 3 Quantitative and Qualitative Disclosures about Market Risk        Page 13
Item 4 Controls and Procedures                                           Page 13

                            PART 2 OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K                                  Page 14

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                               September 30,     December 31,
                                                                   2003              2002
                                                               -------------     ------------
ASSETS
Cash and due from banks                                         $   22,137        $   17,920
Federal funds sold                                                   1,951            20,400
                                                                ----------        ----------
  Total cash and cash equivalents                                   24,088            38,320

Interest-earning deposits                                              503               549

Investment Securities:(approximate market value
   $108,843 in 2003 and $171,290 in 2002)                          106,972           168,066

Securities Available for Sale                                      381,756           212,259

Loans:
Loans secured by real estate                                       378,262           379,150
Other loans                                                         28,162            30,610
                                                                ----------        ----------
   Total loans                                                     406,424           409,760
     Less: Allowance for loan losses                                 5,277             4,798
                                                                ----------        ----------
   Net loans                                                       401,147           404,962

Premises and equipment, net                                         15,012            14,371
Accrued interest receivable                                          5,136             4,606
Cash surrender value of life insurance                              16,350            15,747
Other assets                                                         2,972               928
                                                                ----------        ----------
      TOTAL ASSETS                                              $  953,936        $  859,808
                                                                ==========        ==========

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                           $  152,152        $  126,107
  Interest-bearing deposits:
     Checking                                                      128,226           136,956
     Savings                                                       102,552            94,142
     Money market accounts                                         201,161           173,973
     Certificates of deposit over $100,000                          63,730            59,607
     Certificates of deposit less than $100,000                    167,609           178,903
                                                                ----------        ----------
Total deposits                                                     815,430           769,688
Borrowed Funds                                                      47,934             5,000
Accrued expenses and other liabilities                               7,881             7,962
                                                                ----------        ----------
     TOTAL LIABILITIES                                             871,245           782,650
                                                                ----------        ----------

SHAREHOLDERS' EQUITY
Common stock (no par value; stated value $0.83
  per share; authorized 20,000,000 shares; issued shares,
  7,496,461 at September 30, 2003 and 7,480,045 at
  December 31, 2002; outstanding shares, 7,385,706 at
  September 30, 2003 and 7,372,776 at December 31, 2002)             6,242             5,661
Surplus                                                             61,427            38,385
Treasury Stock at cost, 110,755 shares in 2003
  and 107,269 shares in 2002                                        (2,120)           (2,020)
Retained Earnings                                                   14,497            30,290
Accumulated other comprehensive income,
  net of income tax                                                  2,645             4,842
                                                                ----------        ----------
      TOTAL SHAREHOLDERS' EQUITY                                    82,691            77,158
                                                                ----------        ----------
      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $  953,936        $  859,808
                                                                ==========        ==========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                             Three months ended                   Nine months ended
                                                                September 30,                        September 30,
                                                            2003              2002               2003              2002
                                                        -----------       -----------        -----------       -----------
INTEREST INCOME

Interest and fees on loans                              $     6,093       $     7,457        $    18,990       $    22,207
Interest on investment securities:
     Taxable                                                    635             1,219              3,154             2,832
     Tax-exempt                                                 162                97                405               280
Interest on securities available for sale:
     Taxable                                                  2,960             2,365              8,094             7,308
     Tax-exempt                                                  91                90                271               260
Interest-earning deposits                                         2                 2                  5               136
Interest on federal funds sold                                    4                25                 60                96
                                                        -----------       -----------        -----------       -----------
Total interest income                                         9,947            11,255             30,979            33,119

INTEREST EXPENSE

Interest on savings account deposits                            794             1,125              2,639             3,185
Interest on certificates of deposit over $100,000               386               513              1,207             1,599
Interest on other time deposits                               1,096             1,345              3,522             4,098
Interest on borrowed funds                                      322                76                580               181
                                                        -----------       -----------        -----------       -----------
Total interest expense                                        2,598             3,059              7,948             9,063
                                                        -----------       -----------        -----------       -----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                7,349             8,196             23,031            24,056

Provision for loan losses                                       150               199                450               599
                                                        -----------       -----------        -----------       -----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                7,199             7,997             22,581            23,457
                                                        -----------       -----------        -----------       -----------

OTHER INCOME

Service charges and fees for other services                     415               424              1,251             1,249
Trust department income                                       1,358             1,172              4,422             3,577
Securities gains/(losses)                                       400                (7)             1,227                19
Bank owned life insurance                                       217               196                661               592
Other income                                                    193               201                589               602
                                                        -----------       -----------        -----------       -----------
     Total other income                                       2,583             1,986              8,150             6,039

OTHER EXPENSES

Salaries and employee benefits                                3,306             3,028              9,902             8,972
Premises and equipment                                        1,213             1,047              3,416             3,044
Other expense                                                 1,071             1,315              3,503             3,841
                                                        -----------       -----------        -----------       -----------
Total other expenses                                          5,590             5,390             16,821            15,857
                                                        -----------       -----------        -----------       -----------

INCOME BEFORE INCOME TAX EXPENSE                              4,192             4,593             13,910            13,639
Income tax expense                                            1,308             1,530              4,483             4,460
                                                        -----------       -----------        -----------       -----------
     NET INCOME                                         $     2,884       $     3,063        $     9,427       $     9,179
                                                        ===========       ===========        ===========       ===========
EARNINGS PER SHARE
Basic                                                   $      0.39       $      0.42        $      1.28       $      1.25
Diluted                                                 $      0.38       $      0.40        $      1.24       $      1.22

Average basic shares outstanding                          7,384,772         7,358,204          7,379,418         7,343,072
Average diluted shares outstanding                        7,638,696         7,603,173          7,609,055         7,548,394

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                             2003            2002
                                                           --------        --------
Balance, Beginning of Period                               $ 77,158        $ 63,085

Comprehensive income:

     Net Income                                               9,427           9,179

     Unrealized holding gains/(losses) on securities
         arising during the period, net of tax               (1,399)          4,054
     Less: Reclassification adjustment for gains
          included in net income, net of tax                   (798)            (13)
                                                           --------        --------
                                                             (2,197)          4,041
                                                           --------        --------
     Total Comprehensive income                               7,230          13,220

Common Stock Options Exercised                                  190             515

Purchase of Treasury Stock                                     (100)           (403)

Cash Dividends Declared                                      (1,946)         (1,602)

Tax Benefit on Disqualifying and Nonqualifying
  Exercise of Stock Options                                     159              --
                                                           --------        --------

Balance, September 30,                                     $ 82,691        $ 74,815
                                                           ========        ========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                             2003              2002
                                                           ---------        ---------
OPERATING ACTIVITIES:
Net Income:                                                $   9,427        $   9,179
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                   1,055              989
Amortization of premium and accretion of
   discount on securities, net                                 2,271              674
Provision for loan losses                                        450              599
Gains on security sales                                       (1,227)             (19)
Increase in cash surrender value of life insurance              (603)            (546)
(Increase)/decrease in accrued interest receivable              (530)             378
(Increase)/decrease in other assets                           (2,044)           2,703
Increase in other liabilities                                  1,449            2,455
                                                           ---------        ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                  10,248           16,412
                                                           ---------        ---------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities             83,269           12,881
Proceeds from maturities of securities available
   for sale                                                   24,279           10,508
Proceeds from calls of investment securities                   9,170            3,170
Proceeds from calls of securities available for sale          46,825           30,730
Proceeds from sales of securities available for sale          51,401           19,042
Purchase of investment securities                            (32,755)         (97,074)
Purchase of securities available for sale                   (295,339)         (84,622)
Net decrease in short-term investments                            46           15,111
Net decrease/(increase) in loans                               3,365          (13,234)
Purchases of premises and equipment                           (1,696)          (1,082)
                                                           ---------        ---------
   NET CASH USED IN INVESTING ACTIVITIES                    (111,435)        (104,570)
                                                           ---------        ---------

FINANCING ACTIVITIES:
Net increase in deposits                                      45,742           76,526
Net increase in borrowed funds                                42,934           18,500
Cash dividends paid                                           (1,811)          (1,501)
Exercise of stock options                                        190              515
Purchase of Treasury Stock                                      (100)            (403)
                                                           ---------        ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                  86,955           93,637
                                                           ---------        ---------

Net (decrease)/increase in cash and cash equivalents         (14,232)           5,479
Cash and cash equivalents at beginning of period              38,320           19,983
                                                           ---------        ---------
Cash and cash equivalents at end of period                 $  24,088        $  25,462
                                                           =========        =========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                $   8,530        $   8,703
   Income taxes                                                4,968            3,996

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

Principles of Consolidation: The Corporation considers that all adjustments (all of which are normal recurring accruals) necessary for a fair presentation of the statement of the financial position and results of operations in accordance with accounting principles generally accepted in the United States for these periods have been made. Results for such interim periods are not necessarily indicative of results for a full year.

The consolidated financial statements of Peapack-Gladstone Financial Corporation are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiary, Peapack-Gladstone Bank. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements. In the opinion of management, the information presented includes all adjustments and normal recurring accruals considered necessary for a fair presentation, in all material respects, of the interim period results.

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

Stock Option Plans: At September 30, 2003, the Corporation had stock-based employee and non-employee director compensation plans. The Corporation accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share for the periods indicated if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                       Three Months Ended                Nine Months Ended
                                                                          September 30,                     September 30,
(In Thousands Except per Share Data)                                  2003             2002             2003             2002
                                                                   ----------       ----------       ----------       ----------
Net Income:
   As Reported                                                     $    2,884       $    3,063       $    9,427       $    9,179
   Less: Total Stock-Based Employee Compensation
     Expense Determined under the Fair Value Based
     Method on all Stock Options, Net of Related Tax Effects               49               62               98              124
                                                                   ----------       ----------       ----------       ----------
   Pro Forma                                                       $    2,835       $    3,001       $    9,329       $    9,055
Earnings Per Share:
   As Reported
   Basic                                                           $     0.39       $     0.42       $     1.28       $     1.25
   Diluted                                                         $     0.38       $     0.40       $     1.24       $     1.22
   Pro Forma
   Basic                                                           $     0.38       $     0.41       $     1.26       $     1.23
   Diluted                                                         $     0.37       $     0.39       $     1.23       $     1.20

Earnings per Common Share - Basic and Diluted: Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share includes any additional common shares as if all potentially dilutive common shares were issued (i.e., stock options). All share and per share amounts have been restated to reflect the 10 percent stock dividend declared September 11, 2003 and all prior stock dividends and stock splits.

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the nine months ended September 30, 2003 and 2002 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: "Management's Discussion and Analysis of Financial Condition and Results of Operation" is based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Unaudited Consolidated Financial Statements for the nine months ended September 30, 2003, contains a summary of the Corporation's significant accounting policies. Management believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters.

Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors. The allowance for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Corporation's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation's control.

RESULTS OF OPERATIONS: For the third quarter of 2003, the Corporation realized earnings of $0.38 per diluted share as compared to $0.40 per diluted share for the same quarter in 2002, a decline of 5.0 percent. Net income for the quarter declined 5.8 percent to $2.9 million compared with $3.1 million for the quarter ended September 30, 2002. Annualized return on average assets for the quarter was 1.21 percent and annualized return on average equity was 14.08 percent.

Net income for the year to date September 30, 2003, increased 2.7 percent to $9.4 million as compared to $9.2 million for the year to date September 30, 2002. The per diluted share earnings were $1.24 for the nine months ended September 30, 2003, as compared to $1.22 for the year to date September 30, 2002. Annualized return on average assets was 1.38 percent and annualized return on average equity was 15.63 percent for the first nine months of 2003.

EARNINGS ANALYSIS

NET INTEREST INCOME: Third quarter 2003 net interest income, before the provision for loan losses, was $7.3 million while the same quarter of 2002 was $8.2 million, a decrease of $847 thousand or 10.3 percent. The decline in net interest income during the third quarter of 2003 was primarily the result of declining interest rates on loans and investments due to refinancing and reinvestment activity. Deposit and borrowing rates have declined as well. The net interest margin on a fully tax equivalent basis was 3.32 percent in the third quarter of 2003 as compared to 4.33 percent for the third quarter of 2002, a decline of 101 basis points.

Average interest earning assets increased $147.5 million or 19.7 percent for the third quarter 2003 as compared to the third quarter in 2002. This was primarily due to the increase in average investment security balances of $173.8 million, as average loan balances declined $22.4 million. The Corporation has been careful to attempt to limit its interest rate risk by not extending long-term fixed rate assets during this low interest rate cycle. During this time, average federal funds sold and interest earning deposit balances also declined a total of $3.9 million.

Average interest-bearing liabilities for the quarter ended September 30, 2003 increased $115.0 million or 19.1 percent to $718.1 million from $603.1 million in the same period in 2002. Average balances of interest-bearing checking accounts rose $10.7 million while average balances of savings accounts and certificates of deposits rose $9.8 million and $9.1 million, respectively. Money market accounts increased $44.0 million from the third quarter of 2002 to the third quarter of 2003, an increase of 29.1 percent. Federal Home Loan Bank advances averaged $53.3 million for the quarter ended September 30, 2003 as compared to $11.8 million for the quarter ended September 30, 2002. During the third quarter of 2003, the Corporation continued to position some of its borrowings to try to take advantage of the low long-term interest rate environment that existed. This strategy of extending the maturities of borrowings and matching with lower yielding fixed rate loans is intended to reduce interest rate risk if interest rates begin to rise. Average demand deposits increased $31.8 million or 27.9 percent as compared to the third quarter of 2002.

Average interest rates earned on interest-earning assets, on a tax-equivalent basis, declined to 4.52 percent in the third quarter of 2003, from 6.03 percent earned in the same quarter of 2002. This is a decline of 151 basis points. The average interest rates earned on loans declined 94 basis points while the average interest rates earned on investment securities declined 166 basis points in the third quarter of 2003 as compared with the same period in 2002. When compared to the quarter ended September 30, 2002, the average interest rate paid on interest-bearing liabilities declined 57 basis points to 1.44 percent in 2003. The average rate paid on certificate of deposits declined

76 basis points and average rates paid on money market accounts declined 72 basis points in the third quarter of 2003 as compared with the same quarter in 2002.

For the nine months ended September 30, 2003 and 2002, net interest income before the provision for loan loss was $23.0 million and $24.1 million, respectively, a decrease of $1.0 million or 4.3 percent. The decline in net interest income during the first nine months of 2003 was primarily the result of declining interest rates on loans and investments due to refinancing and reinvestment activity. Deposit and borrowing rates also declined, but at a slower pace than the rates on loans and investments. The net interest margin on a fully tax-equivalent basis for the nine months ended September 30, 2003 and 2002 was 3.65 percent and 4.49 percent, respectively, a decline of 84 basis points.

For the nine months ended September 30, 2003, average interest-earning assets increased $137.0 million from the same period in 2002 as the investment portfolio experienced significant growth. Average balances of investments increased $163.9 million or 59.2 percent. Interest-earning deposits declined
83.5 percent to $698 thousand on average. Average loan balances decreased $22.5 million, primarily due to residential mortgage pay-offs as consumers refinanced their mortgages to their benefit from the historically low interest rate environment.

Average interest-bearing liabilities for the nine months ended September 30, 2003 increased $111.5 million or 19.5 percent from the nine months ended September 30, 2002. Average balances of money market accounts rose $54.0 million and certificates of deposit balances increased $14.7 million on average. Savings accounts and interest-bearing checking accounts increased $11.0 million and $9.5 million, respectively, in the nine months ended September 30, 2003 when compared to the same period of 2002. Federal Home Loan Bank advances averaged $30.8 million during the year to date September 30, 2003 as compared to $8.5 million for the year to date ended September 30, 2002. Average demand deposits increased $23.3 million or 20.6 percent as compared to the nine months ended September 30, 2002.

Average interest rates earned on investments and loans declined 156 basis points and 74 basis points, respectively, for the year to date ended September 30, 2003. Interest rates paid on interest-bearing deposits declined 59 basis points with the largest decreases in the interest rates paid on certificates of deposit, 77 basis points and money market accounts, 67 basis points. For the nine months ended September 30, 2003, average interest rates on FHLB borrowings declined 34 basis points as compared to the same period a year ago.

OTHER INCOME: For the quarter ended September 30, 2003, other income totaled $2.6 million as compared to $2.0 million for the quarter ended September 30, 2002. This is an increase of $597 thousand or 30.1 percent. PGB Trust and Investments, the Bank's trust division, generated gross fees of $1.4 million for the third quarter of 2003 as compared to $1.2 million in the third quarter of 2002, an increase of 15.9 percent. This increase was primarily due to an increase in trust assets under management. Service charges and fees declined slightly from $424 thousand in the third quarter of 2002 to $415 thousand for the quarter ended September 30, 2002. Due to the Corporation's additional investment of $2.8 million in Bank Owned Life Insurance (BOLI) in the fourth quarter of 2002, income rose 10.7 percent over the same period in 2002 to $217 thousand. BOLI assists in offsetting the rising cost of employee benefits.

For the nine-month period ended September 30, 2003, total other income increased $2.1 million or 35.0 percent as compared to the same nine-month period in 2002. For the nine months ended September 30, 2003 other income, exclusive of gains and losses on securities sold, reflects an increase of $903 thousand, or 15.0 percent, when compared with the nine months ended September 30, 2002. This increased revenue was primarily driven by the increase in fees from PGB Trust and Investments, which rose $845 thousand, or 23.6 percent, to $4.4 million for the year to date ended September 30, 2003 as compared to $3.6 million for the same period in 2002. Income from BOLI totaled $661 thousand for the nine months ended September 30, 2003, rising $69 thousand or 11.7 percent, from $592 thousand for the same nine months in 2002.

For the quarter ended September 30, 2003, the Corporation recorded net gains on securities sold from the available for sale investment portfolio of $400 thousand as compared to net losses of $7 thousand for the same quarter in 2002. For the nine-month periods ended September 30, 2003 and 2002, the Corporation's net gains on securities were $1.2 million and $19 thousand, respectively.

The following table presents the components of other income for the three and nine months ended September 30, 2003 and 2002:

                                 Three Months Ended             Nine Months Ended
                                    September 30,                 September 30,
(In Thousands)                    2003          2002          2003           2002
                                -------       -------        -------       -------
Trust department income         $ 1,358       $ 1,172        $ 4,422       $ 3,577
Service charges                     415           424          1,251         1,249
Fee for other services               90            89            284           272
Bank owned life insurance           217           196            661           592
Other non-interest income            41            55            132           160
Safe deposit rental fees             62            57            173           170
Securities gains/(losses)           400            (7)         1,227            19
                                -------       -------        -------       -------
       Total other income       $ 2,583       $ 1,986        $ 8,150       $ 6,039
                                =======       =======        =======       =======

OTHER EXPENSES: For the three months ended September 30, 2003 total other expenses increased $200 thousand or 3.7 percent over the comparable three months of 2002, with increased salary and benefit expense and premises and equipment expense accounting for most of the increase.

Salaries and employee benefits expense for the quarter ended September 30, 2003 increased 9.2 percent to $3.3 million from $3.0 million for the quarter ended September 30, 2002. This increase can be attributed to additions to the professional staff, higher health insurance and pension costs and overtime costs associated with the conversion of the Bank's core processing system. Premises and equipment expense increased $166 thousand or 15.9 percent, $1.2 million and $1.0 million for the quarters ended September 30, 2003 and 2002, respectively. These higher costs are attributable to additional rent for new branch and data center space, depreciation expense and computer expense.

The significant components of other expense include professional fees, trust department expense, advertising, telephone, postage and stationery expense. These expenses totaled $571 thousand and $719 thousand for the three months ended September 30, 2003 and 2002, respectively.

For the nine-month period ended September 30, 2003, other expenses increased to $16.8 million from $15.9 million for the same period in 2002, a increase of $964 thousand or 6.1 percent. The largest component of other expense, salaries and employee benefits, increased from $9.0 million to $9.9 million or 10.4 percent. Premises and equipment expense rose $372 thousand or 12.2 percent year over year to $3.4 million. The significant components of other expense, professional fees, trust department expense, advertising, telephone, postage and stationery expense, declined year over year, totaling $1.9 million and $2.2 million at September 30, 2003 and 2002 respectively.

The level of operating expenses during both the nine and three-month periods of 2003 were affected by an increase in several expense categories. The year to year increase in expenses are primarily attributable to the continued investment in technology, as the Bank converted to a new core processing system, the need to attract, develop and retain high caliber employees and higher health insurance and pension costs. The Corporation's year-to-date efficiency ratio at September 30, 2003 was 56.16 percent as compared to 52.72 percent at September 30, 2002. The Corporation believes the efficiency ratio effectively measures a company's ability to control its expenses in relation to increases and decreases in income components. The Corporation calculates the efficiency ratio by dividing total other expense by the total of net interest income and total other income excluding security gains and losses. The formula used is a common formula for banks, which allows for comparison to other banks. The formula may not be the same as that used by other companies.

The following table presents the components of other expense for the three and nine months ended September 30, 2003 and 2002:

                                       Three Months Ended          Nine Months Ended
                                          September 30,              September 30,
(In Thousands)                         2003          2002          2003          2002
                                     -------       -------       -------       -------
Salaries and employee benefits       $ 3,306       $ 3,028       $ 9,902       $ 8,972
Premises and equipment                 1,213         1,047         3,416         3,044
Advertising                              109           147           343           486
Stationery and supplies                  102           115           365           359
Professional fees                         95           167           418           543
Trust department expense                 107            93           367           309
Telephone                                101           110           278           283
Postage                                   70            87           247           247
Other expense                            487           596         1,485         1,614
                                     -------       -------       -------       -------
     Total other expense             $ 5,590       $ 5,390       $16,821       $15,857
                                     =======       =======       =======       =======

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $228 thousand and $279 thousand at September 30, 2003 and 2002, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                    September 30,
(In thousands)                                     2003          2002
                                                 ----------------------
Loans past due in excess of 90
  days and still accruing                        $    65        $    94
Non-accrual loans                                    163            185
                                                 -------        -------
Total non-performing assets                      $   228        $   279
                                                 =======        =======

Non-performing loans as a % of total loans          0.06%          0.06%
Non-performing assets as a % of total
  Loans plus other real estate owned                0.06%          0.06%
Allowance as a % of loans                           1.30%          1.07%

PROVISION FOR LOAN LOSSES: For the three months ended September 30, 2003 and 2002, the provision for loan losses was $150 thousand and $199 thousand, respectively. For the nine months ended September 30, 2003 and 2002, the provision for loan losses was $450 thousand and $599 thousand, respectively. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management's evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Net recoveries were $2 thousand for the third quarter of 2003 as compared to net charge-offs of $25 thousand during the third quarter of 2002. Net recoveries were $29 thousand for the nine months ended September 30, 2003, as compared to $28 thousand in net charge-offs for the same period in 2002.

A summary of the allowance for loan losses for the nine-month period ended September 30, follows:

(In thousands)                                       2003           2002
                                                     ----           -----
Balance, January 1,                                $ 4,798        $ 4,023
Provision charged to expense                           450            599
Loans charged off                                      (24)           (64)
Recoveries                                              53             36
                                                   -------        -------

Balance, September 30,                             $ 5,277        $ 4,594
                                                   =======        =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 31 percent for the three months ended September 30, 2003 compared to 33 percent for the same period in 2002 due to higher levels of tax-exempt income. For the nine months ended September 30, 2003 and 2002, the income tax expense as a percentage of pre-tax income was 32 percent and 33 percent, respectively. Income tax expense remained flat for the nine months ended September 30, 2003 and 2002.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At September 30, 2003, total shareholders' equity, including net unrealized gains on securities available for sale, was $82.7 million, representing a 10.5 percent increase over the same period in 2002. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles. The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At September 30, 2003, the Corporation's Tier 1 Capital and Total Capital ratios were 20.62 percent and 21.99 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at September 30, 2003, was 8.74 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $24.6 million at September 30, 2003. In addition, the Corporation has $381.8 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns. Book value as of September 30, 2003, of investment securities and securities available for sale maturing within one year amounted to $9.4 million and $9.8 million, respectively.

The primary source of funds available to meet liquidity needs is the Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of September 30, 2003, core deposits equaled $751.7 million.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2003).

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

            (ii)  By-Laws

            A. By-Laws of the Corporation, as in effect on the date of this filing (filed herewith) (Exhibit 3.2).

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

b.    Reports on Form 8-K

      1. Current Report on Form 8-K dated August 4, 2003 (furnishing second quarter earnings release for Peapack-Gladstone Financial Corporation).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            PEAPACK-GLADSTONE FINANCIAL CORPORATION
                            (Registrant)


DATE: November 12, 2003   By:
                            ----------------------------------------------------
                            FRANK A. KISSEL
                            Chairman of the Board and Chief Executive Officer


DATE: November 12, 2003   By:
                            ----------------------------------------------------

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

      (ii)  By-Laws

            A. By-Laws of the Corporation, as in effect on the date of this filing (filed herewith) (Exhibit 3.2).

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