Form 10-K
period 2003-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2004-03-12
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003        Commission File No. 000-23537

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

                  Registrant's telephone number (908) 234-0700

           Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                      Name of Exchange on which Registered
   -------------------                      ------------------------------------
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

The aggregate market value of the shares held by unaffiliated stockholders was approximately $202,485,524 on June 30, 2003.

As of February 29, 2004, 7,426,246 shares of no par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's 2003 Annual Report (the "2003 Annual Report") and Definitive Proxy Statement for the Corporation's 2004 Annual Meeting of Shareholders (the "2004 Proxy Statement") are incorporated by reference into Parts II and III.

                                    FORM 10-K
                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      For the Year Ended December 31, 2003

                                Table of Contents

PART I

Item 1.    Business ...............................................................................      3

Item 2.    Properties .............................................................................      7

Item 3.    Legal Proceedings ......................................................................      7

Item 4.    Submission of Matters to a Vote of Security Holders ....................................      7

Item 4A.   Executive Officers of the Registrant ...................................................      7

PART II

Item 5.    Market for the Registrant's Common Stock and Related Shareholders Matters ..............      8

Item 6.    Selected Financial Data ................................................................      8

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ..      8

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk ..............................      8

Item 8.    Financial Statements and Supplementary Data ............................................      8

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...      9

Item 9A.   Controls and Procedures ................................................................      9

PART III

Item 10.   Directors and Executive Officers of the Registrant .....................................      9

Item 11.   Executive Compensation .................................................................      9

Item 12.   Security Ownership of Certain Beneficial Owners and Management .........................     10

Item 13.   Certain Relationships and Related Transactions .........................................     10

PART IV

Item 14.   Principal Accountant Fees and Services .................................................     10

Item 15.   Exhibits, Financial Statements, and Reports on Form 8-K ................................     10

           Signatures .............................................................................     12

This Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Corporation. Such statements are not historical facts and include expressions about the Corporation's confidence, strategies and expectations about earnings, new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by forward-looking terminology such as "expect," "believe," or "anticipate," or expressions of confidence like "strong," or "on-going," or similar statements or variations of such terms. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following possibilities:

o     Unexpected decline in the direction of the economy in New Jersey.

o     Unexpected decline or no increase in interest rates.

o     Continued unexpected loan prepayment volume.

o     Decline in the levels of loan quality and origination volume.

o     Decline in the volume of increase in trust assets or deposits.

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

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, available on its website at www.pgbank.com.

                                   Employees

As of December 31, 2003, the Corporation employed 209 full-time equivalent persons. Management considers relations with employees to be satisfactory.

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

                                   Competition

The market for banking and bank-related services is highly competitive. The Bank competes with other providers of financial services such as other bank holding companies, commercial and savings banks, savings and loan associations, credit unions, money market and mutual funds, mortgage companies, and a growing list of other local, regional and national institutions which offer financial services. Mergers between financial institutions within New Jersey and in neighboring states have added competitive pressure. The Bank competes by offering quality products and convenient services at competitive prices. In order to maintain and enhance its competitive position, the Bank regularly reviews its products, locations and new branching prospects.

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

                              Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At December 31, 2003, the Corporation's Tier 1 Capital and Total Capital ratios were 20.38% and 21.74%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 2003 was 8.91%.

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

Each of the national stock exchanges, including the American Stock Exchange
(AMEX) where the Corporation's securities are listed, have implemented new corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adoption of charters for the nominating and audit committees.

As part of the USA Patriot Act, signed into law on October 26, 2001, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "Act"). The Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

The Department of Treasury has issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourages cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibits the anonymous use of "concentration accounts," and requires all covered financial institutions to have in place an anti-money laundering compliance program.

The Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act") became effective in early 2000. The Modernization Act:

o allows bank holding companies meeting management, capital and Community Reinvestment Act Standards to engage in a substantially broader range of nonbanking activities than previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; if a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals;

o     allows insurers and other financial service companies to acquire banks;

o removes various restrictions previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

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

Item 2. DESCRIPTION OF PROPERTY

The Corporation owns six branches and leases 11 branches. The Corporation also owns two properties adjacent to the Main Office in Peapack-Gladstone and a future branch site in Tewksbury Township. The Corporation leases an administrative and operations office building in Peapack-Gladstone, a data center in Bedminster Township and a future branch location in the Town of Morristown.

Item 3. LEGAL PROCEEDINGS

In the normal course of its business, lawsuits and claims may be brought against the Corporation and its subsidiaries. There is no currently pending or threatened litigation or proceedings against the Corporation or its subsidiaries, which assert claims that if adversely decided, would have a material adverse effect on the Corporation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      Name              Age   Executive Officer Since                       Office
-------------------------------------------------------------------------------------------------------------
Frank A. Kissel         53            1989               Chairman and Chief Executive Officer
Craig S. Spengeman      48            1993               President, PGB Trust and Investments
Robert M. Rogers        45            1992               President and Chief Operating Officer
Arthur F. Birmingham    52            1996               Executive Vice President and Chief Financial Officer
Garrett P. Bromley      59            1997               Executive Vice President and Chief Credit Officer

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of Peapack-Gladstone Financial Corporation is traded on the American Stock Exchange under the symbol of PGC. The following table sets forth, for the periods indicated, the reported high and low sale prices on known trades and cash dividends declared per share by the Corporation.

                                                                        DIVIDEND
2003                                      HIGH             LOW         PER SHARE
                                         ------          ------        ---------
1st QUARTER                              $31.14          $22.77          $0.090
2nd QUARTER                               32.99           18.18           0.090
3rd QUARTER                               32.73           28.89           0.100
4th QUARTER                               33.10           30.10           0.100

                                                                        DIVIDEND
2002                                      HIGH             LOW         PER SHARE
                                         ------          ------        ---------
1st QUARTER                              $22.73          $16.48          $0.075
2nd QUARTER                               28.64           22.50           0.075
3rd QUARTER                               29.55           26.21           0.090
4th QUARTER                               34.05           27.05           0.090

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

On December 31, 2003, the last reported sale price of the Common Stock was $31.00. Also, on February 29, 2004, there were approximately 842 shareholders of record.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth in the 2003 Annual Report under the heading "Selected Consolidated Financial Data" is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 2003 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 2003 Annual Report under the heading "Market Risk Sensitive Instruments" is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 2003 Annual Report, together with the report thereon by KPMG LLP and the Notes to the Consolidated Financial Statements, are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Corporation's management, have evaluated the effectiveness of the Corporation's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

The Corporation's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting during the fourth quarter of 2003.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Director Information," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in the 2004 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information for all equity compensation plans:

                                                                       NUMBER OF SECURITIES
                                                                        REMAINING AVAILABLE
                                                                        FOR FUTURE ISSUANCE
                         NUMBER OF SECURITIES                               UNDER EQUITY
                          TO BE ISSUED UPON     WEIGHTED-AVERAGE         COMPENSATION PLANS
                             EXERCISE OF        EXERCISE PRICE OF      (EXCLUDING SECURITIES
 PLAN CATEGORY           OUTSTANDING OPTIONS   OUTSTANDING OPTIONS    REFLECTED IN COLUMN (A)
---------------------------------------------------------------------------------------------
EQUITY
COMPENSATION
PLANS APPROVED
BY SECURITY
HOLDERS                        424,279               $14.84                  372,812
                               -----------------------------------------------------

EQUITY
COMPENSATION
PLANS NOT
APPROVED BY
SECURITY HOLDERS                   N/A                  N/A                      N/A
                               -----------------------------------------------------
     TOTAL                     424,279               $14.84                  372,812
                               =====================================================

The information set forth under the captions "Beneficial Ownership of Common Stock" and "Stock Ownership of Directors and Executive Officers" in the 2004 Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in the 2004 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Independent Public Auditors" in the 2004 Proxy Statement is incorporated herein by reference.

Item 15. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules:

      Those portions of the 2003 Annual Report attached hereto as Exhibit 13 contain the financial statements incorporated herein by reference.

      All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the 2003 Annual Report.

(10)  Exhibits

      (3)   Articles of Incorporation and By-Laws:

            A. Restated Certificate of Incorporation as in effect on the date of this filing is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

            B. By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

      (10)  Material Contracts:

            A. "Change in Control Agreements" dated as of January 1, 1998 by and among the Corporation, the Bank and Frank A. Kissel, Robert M. Rogers, Craig C. Spengeman and Arthur F. Birmingham are incorporated by reference to Registrant's Form 10-K Annual Report for the year ended December 31, 1997.

            B. Peapack-Gladstone Financial Corporation 1998 Stock Option Plan and 1998 Stock Option Plan for Outside Directors are filed herewith.

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

            E. Peapack-Gladstone Financial Corporation 2002 Long-Term Stock Incentive Plan and 2002 Stock Option Plan for Outside Directors are filed herewith.

            F. "Employment Agreements" dated as of May 13, 2002 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman, Robert M. Rogers and Arthur F. Birmingham are incorporated by reference to Registrant's Quarterly Report Form 10-Q for the quarter ended June 30, 2002.

            G. "Employment Agreement dated as of January 1, 2003 by and among the Corporation, the Bank and Garrett P. Bromley is incorporated by reference to Registrant's Quarterly Report Form 10-Q for the quarter ended March 31, 2003.

            H. "Amended and Restated Change in Control Agreements" dated as of December 11, 2003 by and among the Corporation, the Bank and Frank
            A. Kissel, Robert M. Rogers, Craig C. Spengeman, Arthur F. Birmingham and Garrett P. Bromley are filed herewith.

            I. "Split Dollar Plan for Senior Management" dated as of September 7, 2001 for Frank A. Kissel, Robert M. Rogers, Craig C. Spengeman, Arthur F. Birmingham and Garrett P. Bromley is filed herewith.

            J. "Directors' Retirement Plan" dated as of March 31, 2001 is filed herewith.

            K. "Directors' Deferral Plan" dated as of March 31, 2001 is filed herewith.

      (13)  Annual Report to Shareholders

      (21)  List of Subsidiaries:

      (a) Subsidiaries of the Corporation:

                                                            Percentage of Voting
                                           Jurisdiction      Securities Owned by
                Name                     of Incorporation        the Parent
                ----------------------------------------------------------------

                Peapack-Gladstone Bank      New Jersey              100%

      (b) Subsidiaries of the Bank:

                     Name
                     ----------------------------

                     Peapack-Gladstone Investment
                     Company, Inc.                      New Jersey          100%
                     Peapack-Gladstone Financial
                     Services, Inc. (Inactive)          New Jersey          100%

      (c) Subsidiaries of Peapack-Gladstone Investment Company, Inc.:

                     Name
                     ---------------------------

                     Peapack-Gladstone Mortgage
                     Group, Inc.                        New Jersey          100%

      (23)  Consents of Experts:

            Consent of KPMG LLP

    (31.1) Certification of Frank A. Kissel, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

    (31.2) Certification of Arthur F. Birmingham, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

      (32) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Frank A. Kissel, Chief Executive Officer of the Corporation and Arthur F. Birmingham, Chief Financial Officer of the Corporation.

      b.    Reports on Form 8-K

            1. Current Report on Form 8-K dated November 6, 2003 (furnishing third quarter earnings release for Peapack-Gladstone Financial Corporation).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                        (Registrant)


                                By FRANK A. KISSEL
                                   --------------------------------------
                                   Frank A. Kissel, Chairman of the Board

                     Dated March 11, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Signature                                       Date
                     ---------                                       ----


T. LEONARD HILL                                                 March 11, 2004
--------------------------------------------------------
T. Leonard Hill, Director


FRANK A. KISSEL                                                 March 11, 2004
--------------------------------------------------------
Frank A. Kissel, Chairman of the Board and CEO

ARTHUR F. BIRMINGHAM                                            March 11, 2004
--------------------------------------------------------
Arthur F. Birmingham, Executive Vice President and CFO
(Principal Financial and Accounting Officer)


ANTHONY J. CONSI II                                             March 11, 2004
--------------------------------------------------------
Anthony J. Consi II, Director


PAMELA HILL                                                     March 11, 2004
--------------------------------------------------------
Pamela Hill, Director


JOHN D. KISSEL                                                  March 11, 2004
--------------------------------------------------------
John D. Kissel, Director


JAMES R. LAMB                                                   March 11, 2004
--------------------------------------------------------
James R. Lamb, Director


EDWARD A. MERTON                                                March 11, 2004
--------------------------------------------------------
Edward A. Merton, Director


F. DUFFIELD MEYERCORD                                           March 11, 2004
--------------------------------------------------------
F. Duffield Meyercord, Director


JOHN R. MULCAHY                                                 March 11, 2004
--------------------------------------------------------
John R. Mulcahy, Director


ROBERT M. ROGERS                                                March 11, 2004
--------------------------------------------------------
Robert M. Rogers, President and COO


PHILIP W. SMITH III                                             March 11, 2004
--------------------------------------------------------
Philip W. Smith III, Director


CRAIG C. SPENGEMAN                                              March 11, 2004
--------------------------------------------------------
Craig C. Spengeman, President, PGB Trust and Investments


JACK D. STINE                                                   March 11, 2004
--------------------------------------------------------
Jack D. Stine, Director

                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Peapack-Gladstone Financial Corporation:

We consent to incorporation by reference in the Registration Statements No. 333-51187 and No. 333-53001 on Form S-8 of Peapack-Gladstone Financial Corporation of our report dated February 6, 2004, relating to the consolidated statements of condition of Peapack-Gladstone Financial Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which report is incorporated by reference in the December 31, 2003 Annual Report on Form 10-K of Peapack-Gladstone Financial Corporation.


KPMG LLP

Short Hills, New Jersey
March 9, 2004