Form 10-Q
period 2004-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2004-05-07
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended March 31, 2004

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

        Number of shares of Common stock outstanding as of May 3, 2004:
                                    7,442,138

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited):
        Consolidated Statements of Condition March 31, 2004 and December 31, 2003          Page 3
        Consolidated  Statements  of Income for the three months ended March 31, 2004
        and 2003                                                                           Page 4
        Consolidated  Statements  of  Changes in  Shareholders'  Equity for the three
        months ended March 31, 2004 and 2003                                               Page 5
        Consolidated  Statements  of Cash Flows for the three  months ended March 31,
        2004 and 2003                                                                      Page 6
        Notes to the Consolidated Financial Statements                                     Page 7
Item 2  Management's  Discussion  and Analysis of Financial  Condition and Results of
        Operations                                                                         Page 8
Item 3  Quantitative and Qualitative Disclosures about Market Risk                         Page 14
Item 4  Controls and Procedures                                                            Page 14

                            PART 2 OTHER INFORMATION

Item 2  Changes in Securities, Use of Proceeds and Issuer Purchases of
        Equity Securities                                                                  Page 15
Item 6  Exhibits and Reports on Form 8-K                                                   Page 15

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 March 31,        December 31,
                                                                    2004              2003
                                                                 ---------         ---------
ASSETS
Cash and due from banks                                          $  20,561         $  17,234
Federal funds sold                                                  24,592             5,461
                                                                 ---------         ---------
  Total cash and cash equivalents                                   45,153            22,695

Interest-earning deposits                                              721            30,949

Investment Securities:(approximate market value
   $97,144 in 2004 and $99,515 in 2003)                             94,883            97,701

Securities Available for Sale                                      366,155           355,998

Loans:
Loans secured by real estate                                       397,796           397,068
Other loans                                                         31,840            29,933
                                                                 ---------         ---------
   Total loans                                                     429,636           427,001
     Less:  Allowance for loan losses                                5,562             5,467
                                                                 ---------         ---------
   Net loans                                                       424,074           421,534

Premises and equipment, net                                         16,820            15,132
Accrued interest receivable                                          4,853             4,295
Cash surrender value of life insurance                              16,746            16,548
Other assets                                                         5,274             3,274
                                                                 ---------         ---------
      TOTAL ASSETS                                               $ 974,679         $ 968,126
                                                                 =========         =========

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                            $ 167,716         $ 155,189
  Interest-bearing deposits:
     Checking                                                      150,360           140,393
     Savings                                                       104,819           101,451
     Money market accounts                                         196,829           225,863
     Certificates of deposit over $100,000                          65,111            60,373
     Certificates of deposit less than $100,000                    161,970           162,502
                                                                 ---------         ---------
Total deposits                                                     846,805           845,771
Borrowed Funds                                                      29,627            30,032
Accrued expenses and other liabilities                               8,945             7,269
                                                                 ---------         ---------
     TOTAL LIABILITIES                                             885,377           883,072
                                                                 ---------         ---------

SHAREHOLDERS' EQUITY
Common stock (no par value; stated value $0.83
per share; authorized 20,000,000 shares; issued shares,
7,558,129 at March 31, 2004 and 7,535,160 at December 31,
2003; outstanding shares, 7,433,231 at
March 31, 2004 and 7,416,031 at December 31, 2003)                   6,293             6,274
Surplus                                                             62,314            61,959
Treasury Stock at cost, 124,898 shares in 2004
 and 119,129 shares in 2003                                         (2,577)           (2,391)
Retained Earnings                                                   19,166            16,557
Accumulated other comprehensive income,
  net of income tax                                                  4,106             2,655
                                                                 ---------         ---------
      TOTAL SHAREHOLDERS' EQUITY                                    89,302            85,054
                                                                 ---------         ---------
      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $ 974,679         $ 968,126
                                                                 =========         =========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                            2004              2003
                                                         ----------        ----------
INTEREST INCOME

Interest and fees on loans                               $    6,140        $    6,538
Interest on investment securities:
     Taxable                                                    756             1,406
     Tax-exempt                                                 205               110
Interest on securities available for sale:
     Taxable                                                  3,303             2,430
     Tax-exempt                                                  91                89
Interest-earning deposits                                        11                 1
Interest on federal funds sold                                   16                28
                                                         ----------        ----------
Total interest income                                        10,522            10,602

INTEREST EXPENSE

Interest on savings account deposits                            716               972
Interest on certificates of deposit over $100,000               315               430
Interest on other time deposits                                 859             1,226
Interest on borrowed funds                                      269                56
                                                         ----------        ----------
Total interest expense                                        2,159             2,684
                                                         ----------        ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                                8,363             7,918

Provision for loan losses                                       150               150
                                                         ----------        ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                                8,213             7,768
                                                         ----------        ----------

OTHER INCOME

Service charges and fees for other services                     398               408
Trust department income                                       1,683             1,443
Securities gains                                                193               273
Bank owned life insurance                                       219               220
Other income                                                    127               138
                                                         ----------        ----------
     Total other income                                       2,620             2,482

OTHER EXPENSES

Salaries and employee benefits                                3,535             3,237
Premises and equipment                                        1,315             1,081
Other expense                                                 1,189             1,090
                                                         ----------        ----------
Total other expenses                                          6,039             5,408
                                                         ----------        ----------

INCOME BEFORE INCOME TAX EXPENSE                              4,794             4,842
Income tax expense                                            1,513             1,582
                                                         ----------        ----------
     NET INCOME                                          $    3,281        $    3,260
                                                         ==========        ==========
EARNINGS PER SHARE
Basic                                                    $     0.44        $     0.44
Diluted                                                  $     0.43        $     0.43

Average basic shares outstanding                          7,424,483         7,375,194
Average diluted shares outstanding                        7,652,558         7,587,966

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                              2004             2003
                                                            --------         --------
Balance, Beginning of Period                                $ 85,054         $ 77,158

Comprehensive income:

     Net Income                                                3,281            3,260

     Unrealized holding gains/(losses) on securities
         arising during the period, net of tax                 1,576             (385)
     Less: Reclassification adjustment for gains
          included in net income, net of tax                    (125)            (177)
                                                            --------         --------
                                                               1,451             (562)
                                                            --------         --------
     Total Comprehensive income                                4,732            2,698

Common Stock Options Exercised                                   279               32

Purchase of Treasury Stock                                      (186)             (11)

Cash Dividends Declared                                         (671)            (604)

Tax Benefit on Disqualifying and Nonqualifying
  Exercise of Stock Options                                       94              122
                                                            --------         --------

Balance, March 31,                                          $ 89,302         $ 79,395
                                                            ========         ========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                              2004             2003
                                                            --------         --------
OPERATING ACTIVITIES:
Net Income:                                                 $  3,281         $  3,260
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                     391              368
Amortization of premium and accretion of
   discount on securities, net                                   371              706
Provision for loan losses                                        150              150
Gains on security sales                                         (193)            (273)
Tax benefit on stock option exercises                             94              122
Increase in cash surrender value of life insurance              (198)            (201)
Increase in accrued interest receivable                         (558)            (295)
Increase in other assets                                      (2,000)            (354)
Increase in other liabilities                                    811            1,841
                                                            --------         --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                   2,149            5,324
                                                            --------         --------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities              5,079           15,707
Proceeds from maturities of securities available
   for sale                                                    7,974            6,355
Proceeds from calls of investment securities                     235              165
Proceeds from calls of securities available for sale          22,101            8,825
Proceeds from sales of securities available for sale          10,131           15,918
Purchase of investment securities                             (2,617)         (11,251)
Purchase of securities available for sale                    (48,033)         (82,886)
Net (decrease)/increase in short-term investments             30,228             (149)
Net (increase)/decrease in loans                              (2,690)           9,732
Purchases of premises and equipment                           (2,079)            (610)
                                                            --------         --------
   NET CASH PROVIDED BY/(USED IN) INVESTING
     ACTIVITIES                                               20,329          (38,194)
                                                            --------         --------

FINANCING ACTIVITIES:
Net increase in deposits                                       1,034           27,807
Net increase in borrowed funds                                    --            6,000
Repayments of long-term debt                                    (405)              --
Cash dividends paid                                             (742)            (603)
Exercise of stock options                                        279               31
Purchase of Treasury Stock                                      (186)             (11)
                                                            --------         --------
   NET CASH (USED BY)/PROVIDED BY FINANCING
     ACTIVITIES                                                  (20)          33,224
                                                            --------         --------

Net (decrease)/increase in cash and cash equivalents          22,458              354
Cash and cash equivalents at beginning of period              22,695           38,320
                                                            --------         --------
Cash and cash equivalents at end of period                  $ 45,153         $ 38,674
                                                            ========         ========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                 $  2,202         $  3,149
   Income taxes                                                   --               --

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2003 Annual Report on Form 10-K for Peapack-Gladstone Financial Corporation (the "Corporation").

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the Corporation's loan portfolio. The allowance is based on management's evaluation of the loan portfolio considering, among other things, current economic conditions, the volume and nature of the loan portfolio, historical loan loss experience, and individual credit situations. The allowance is increased by provisions charged to expense and reduced by net charge-offs.

Stock Option Plans: At March 31, 2004, the Corporation had stock-based employee and non-employee director compensation plans. The Corporation accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share for the periods indicated if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                 Three Months Ended
                                                                      March 31,
 (In Thousands Except per Share Data)                           2004             2003
                                                             ---------        ---------
Net Income:
   As Reported                                               $   3,281        $   3,260
   Less:  Total Stock-Based Compensation Expense
     Determined under the Fair Value Based Method
     on all Stock Options, Net of Related Tax Effects            1,261               48
                                                             ---------        ---------
   Pro Forma                                                 $   2,020        $   3,212
Earnings Per Share:
   As Reported
   Basic                                                     $    0.44        $    0.44
   Diluted                                                   $    0.43        $    0.43
   Pro Forma
   Basic                                                     $    0.27        $    0.44
   Diluted                                                   $    0.26        $    0.42

Earnings per Common Share - Basic and Diluted: Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share includes any additional common shares as if all potentially dilutive common shares were issued (i.e., stock options) utilizing the treasury stock method. All share and per share amounts have been restated to reflect all prior stock dividends and stock splits.

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the three months ended March 31, 2004 and 2003 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses.

2. BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees.

The net periodic expense for the three months ended March 31 included the following components:

(In Thousands)                               2004          2003
                                            -----         -----
Service Cost                                $ 274         $ 244
Interest Cost                                 126           109
Expected Return on Plan Assets               (117)          (99)
Amortization of:
   Net Loss/(Gain)                              6            14
   Unrecognized Prior Service Cost              1             1
   Unrecognized Remaining Net Assets           (2)           (2)
                                            -----         -----
Net Periodic Benefit Cost                   $ 288         $ 267
                                            =====         =====

As previously disclosed in the financial statements for the year ended December 31, 2003, the Corporation expects to contribute $1.2 million to its pension plan in 2004. As of March 31, 2004, contributions of $300 thousand had been made.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL: The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's view of future interest income and net loans, management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

o     Unanticipated changes or no change in interest rates.

o Competitive pressure in the banking industry causes unanticipated adverse changes.

o An unexpected decline in the economy of New Jersey causes customers to default in the payment of their loans or causes loans to become impaired.

o Enactment of the Highlands Water Protection and Planning Act, anti-development legislation currently under consideration by the New Jersey State Legislature.

o     Loss of key managers or employees.

o     Loss of major customers or failure to develop new customers.

o     A decrease in loan quality and loan origination volume.

o     An increase in non-performing loans.

o     A decline in the volume of increase in trust assets or deposits.

The Corporation assumes no responsibility to update such forward-looking statements in the future.

Currently, the New Jersey State Legislature is considering the Highlands Water Protection and Planning Act, which may cause reductions in loan volume because, as proposed, the Act restricts development in the Bank's market area. The provisions of the Act may also restrict our ability to expand our branch network. The Act has not passed at this time, nor is there any guarantee that it will pass in its current form; however, the Bank is monitoring the situation to determine its impact on our customers and our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Corporation's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Audited Consolidated Financial Statements included in the December 31, 2003 Annual Report on Form 10-K, contains a summary of the Corporation's significant accounting policies. Management believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The provision for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's provision for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Corporation's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or the Central New Jersey area experience an adverse economic shock. Future adjustments to the provision for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation's control.

OVERVIEW: The Corporation realized earnings of $0.43 per diluted share for the first quarters of 2004 and 2003. Net income of $3.3 million for the quarter was marginally higher when compared to the same quarter last year. Annualized return on average assets for the quarter was 1.38 percent and annualized return on average equity was 15.14 percent for the first quarter of 2004.

EARNINGS ANALYSIS

NET INTEREST INCOME: On a tax-equivalent basis, net interest income, before the provision for loan losses, was $8.6 million for the first quarter of 2004, while the same quarter of 2003 was $8.1 million, an increase of $508 thousand or 6.3 percent. The increase in net interest income during the quarter was primarily the result of lower deposit rates paid, partially offset by a decline in the rates received on investments and loans. The net interest margin on a fully tax equivalent basis was 3.81 percent in the first quarter of 2004 as compared to
3.96 percent for the first quarter of 2003, a decline of 15 basis points. When compared to the fourth quarter of 2003, net interest income increased $243 thousand, or 2.9 percent, from $8.3 million on a tax-equivalent basis. The net interest margin, on a fully tax equivalent basis also increased from 3.71 percent in the fourth quarter of 2003, to 3.81 percent in the first quarter of 2004.

Average interest earning assets increased $84.6 million or 10.4 percent for the first quarter 2004 to $899.0 million as compared to $814.3 million for the same quarter in 2003. This was due to the increase in average investment security balances of $58.5 million and average loan balances of $25.0 million. The Corporation has attempted to limit its interest rate risk by not extending long-term fixed rate assets during this low interest rate cycle.

For the quarter ended March 31, 2004, average interest-bearing liabilities increased $54.6 million or 8.3 percent to $708.7 million from $654.0 million in the same period in 2003. Average balances of money market accounts increased $28.2 million or 15.1 percent, while interest-bearing checking accounts rose $5.0 million and average balances of savings accounts rose $6.7 million. Average certificates of deposits declined $13.4 million when comparing the quarters ended March 31, 2004 and 2003. Federal Home Loan Bank advances averaged $36.5 million for the quarter ended March 31, 2004 as compared to $8.4 million for the quarter ended March 31, 2003. During 2003, the Corporation positioned some of its borrowings to try to take advantage of the low long-term interest rate environment that existed. This strategy of extending the maturities of borrowings and matching with lower yielding fixed rate loans is intended to reduce interest rate risk if interest rates begin to rise. Average demand deposits increased $24.9 million or 20.1 percent as compared to the first quarter of 2003.

In the first quarter of 2004, average interest rates earned on interest-earning assets, on a tax-equivalent basis, declined to 4.77 percent, from 5.27 percent earned in the same quarter of 2003, a decline of 50 basis points. The average interest rates earned on loans declined 76 basis points while the average interest rates earned on investment securities declined 19 basis points to 3.94 percent in the first quarter of 2004 as compared with the same period in 2003. The average interest rate paid on interest-bearing liabilities declined 42 basis points to 1.22 percent when compared to the first quarter of 2003. The average rate paid on certificate of deposits declined 70 basis points and average rates paid on money market accounts declined 37 basis points in the first quarter of 2004 as compared with the same quarter in 2003.

The following table reflects the components of net interest income for each of the three months ended March 31, 2004 and 2003:

                              Average Balance Sheet
                                    Unaudited
                  (Tax-Equivalent Basis, Dollars in Thousands)

                                                        March 31, 2004                             March 31, 2003
                                                Average        Income/                   Average          Income/
                                                Balance        Expense      Yield        Balance          Expense      Yield
ASSETS:

Interest-Earning Assets:
   Investments:
     Taxable                                   $  424,362     $    4,059      3.83%     $  381,409        $   3,836      4.02%
     Tax-Exempt (1)                                37,155            488      5.25%         21,654              328      6.09%
   Loans (1) (2)                                  426,423          6,145      5.76%        401,467            6,543      6.52%
   Federal Funds Sold                               6,794             16      0.95%          9,249               28      1.23%
   Interest-Earning Deposits                        4,240             11      1.07%            567                1      1.02%
                                               ----------     --------------------      ----------        -------------------
   Total Interest-Earning Assets                  898,974     $   10,719      4.77%        814,346        $  10,736      5.27%
                                               ----------     --------------------      ----------        -------------------
Noninterest-Earning Assets:
   Cash and Due from Banks                         18,845                                   19,007
   Allowance for Loan
     Losses                                       (5,526)                                  (4,875)
   Premises and Equipment                          15,972                                   14,627
   Other Assets                                    23,332                                   21,738
                                               ----------                               ----------
   Total Noninterest-Earning Assets                52,623                                   50,497
                                               ----------                               ----------
Total Assets                                   $  951,597                               $  864,843
                                               ==========                               ==========

LIABILITIES:

Interest-Bearing Deposits
   Checking                                    $  131,837     $      110      0.34%     $  126,862        $     182      0.58%
   Money Markets                                   65,412            101      0.62%         67,796              175      1.03%
   Tiered Money Markets                           149,460            344      0.92%        118,886              385      1.30%
   Savings                                        102,276            161      0.63%         95,548              230      0.96%
   Certificates of Deposit                        223,170          1,174      2.10%        236,585            1,656      2.80%
                                               ----------     --------------------      ----------        -------------------
     Total Interest-Bearing Deposits              672,155          1,890      1.12%        645,677            2,628      1.63%
   Borrowings                                      36,495            269      2.94%          8,368               56      2.66%
                                               ----------     --------------------      ----------        -------------------
   Total Interest-Bearing Liabilities             708,650          2,159      1.22%        654,045            2,684      1.64%
                                               ----------     --------------------      ----------        -------------------
Noninterest Bearing
     Liabilities
   Demand Deposits                                148,884                                  123,946
   Accrued Expenses and
     Other Liabilities                              7,358                                    8,501
   Total Noninterest-Bearing
                                               ----------                               ----------
     Liabilities                                  156,242                                  132,447
Shareholders' Equity                               86,705                                   78,351
   Total Liabilities and
                                               ----------                               ----------
     Shareholders' Equity                      $  951,597                               $  864,843
                                               ==========                               ==========
   Net Interest Income                                        $    8,560                                  $   8,052
                                                              ==========                                  =========
     Net Interest Spread                                                      3.55%                                      3.63%
                                                                           =======                                     ======
     Net Interest Margin (3)                                                  3.81%                                      3.96%
                                                                           =======                                     ======

(1) Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.

(2)   Loans are stated net of unearned income and include non-accrual loans.

(3) Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME: Other income totaled $2.6 million for the quarter ended March 31, 2004, as compared to $2.5 million for the quarter ended March 31, 2003, an increase of $138 thousand or 5.6 percent. PGB Trust and Investments, the Bank's trust division, generated gross fees of $1.7 million for the first quarter of 2004 as compared to $1.4 million in the first quarter of 2003, an increase of
16.6 percent. This increase was primarily due to an increase in trust assets under management. Service charges and fees declined slightly from $408 thousand in the first quarter of 2003 to $398 thousand for the same quarter this year. For the three-month periods ended March 31, 2004 and 2003, the Corporation's net gains on securities were $193 thousand and $273 thousand, respectively.

The following table presents the components of other income for the three months ended March 31, 2004 and 2003:

                                                   Three Months Ended
                                                        March 31,
(In Thousands)                                     2004          2003
                                                  ------        ------
Trust department income                           $1,683        $1,443
Service charges                                      398           408
Bank owned life insurance                            219           220
Safe deposit rental fees                              61            60
Other non-interest income                             48            62
Fee for other services                                18            16
Securities gains                                     193           273
                                                  ------        ------
                        Total other income        $2,620        $2,482
                                                  ======        ======

OTHER EXPENSES: For the three months ended March 31, 2004 total other expenses increased $631 thousand or 11.7 percent over the same three months of 2003. Salaries and employee benefits expense for the quarter ended March 31, 2004 increased to $3.5 million from $3.2 million for the quarter ended March 31, 2003, a 9.2 percent increase. This increase can be attributed to additions to the professional staff and higher health insurance and pension costs. For the quarters ended March 31, 2004 and 2003, premises and equipment expense increased $253 thousand or 23.8 percent. These higher costs are attributable to additional rent for new branch and data center space, depreciation expense and computer expense. The new operations center expands the Corporation's technological capacity for future growth.

Expenses including professional fees, stationery expense, trust department expense, advertising, telephone and postage expense showed a net decline of 9.9 percent from first quarter 2003 to first quarter 2004. Insurance expense, however, grew $28 thousand or 52.8 percent to $81 thousand, as premiums increased in the past year. Other expense increased from $498 thousand for the first quarter of 2003 to $552 thousand for the same period in 2004, an increase of $54 thousand or 10.8 percent. Included in this total are large increases to delivery expense and charitable contributions of $19 thousand and $20 thousand, respectively.

The following table presents the components of other expense for the three months ended March 31, 2004 and 2003:

                                                     Three Months Ended
                                                          March 31,
(In Thousands)                                       2004            2003
                                                   -------         -------
Salaries and employee benefits                     $ 3,535         $ 3,237
Premises and equipment                               1,315           1,062
Professional fees                                      136             151
Stationery and supplies                                103             124
Trust department expense                               102             136
Advertising                                            101              93
Telephone                                              101              88
Postage                                                 85             105
Insurance                                               81              53
Deferred Loan Origination Costs                        (72)           (139)
Other expense                                          552             498
                                                   -------         -------
                        Total other expense        $ 6,039         $ 5,408
                                                   =======         =======

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $153 thousand and $188 thousand at March 31, 2004 and 2003, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are considered well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                          March 31,
(In thousands)                                      2004             2003
                                                  -------------------------
Loans past due in excess of 90
  days and still accruing                         $     52         $     15
Non-accrual loans                                      101              173
                                                  --------         --------
Total non-performing assets                       $    153         $    188
                                                  ========         ========

Non-performing loans as a % of total loans            0.04%            0.05%
Non-performing assets as a % of total
  Loans plus other real estate owned                  0.04%            0.05%
Allowance as a % of loans                             1.29%            1.25%

PROVISION FOR LOAN LOSSES: For the three months ended March 31, 2004 and 2003, the provision for loan losses was $150 thousand. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management's evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. For the first quarter of 2004, net charge-offs were $55 thousand as compared to net recoveries of $35 thousand during the first quarter of 2003.

A summary of the allowance for loan losses for the three-month period ended March 31, follows:

(In thousands)                                        2004                2003
                                                    -------             -------
Balance, January 1,                                 $ 5,467             $ 4,798
Provision charged to expense                            150                 150
Loans charged off                                       (65)                 (3)
Recoveries                                               10                  38
                                                    -------             -------

Balance, March 31,                                  $ 5,562             $ 4,983
                                                    =======             =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 31.6 percent for the three months ended March 31, 2004 compared to 32.7 percent for the same period in 2003. Income tax expense declined slightly for the three months ended March 31, 2004 and 2003 due to higher levels of tax-exempt income.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At March 31, 2004, total shareholders' equity, including net unrealized gains on securities available for sale, was $89.3 million, representing a 5.0 percent increase over total shareholders' equity recorded at December 31, 2003. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles. The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At March 31, 2004, the Corporation's Tier 1 Capital and Total Capital ratios were 20.71 percent and
22.07 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at March 31, 2004, was 8.89 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $45.9 million at March 31, 2004. In addition, the Corporation has $366.2 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below. Book value as of March

31, 2004, of investment securities and securities available for sale maturing within one year amounted to $12.9 million and $5.2 million, respectively.

The primary source of funds available to meet liquidity needs is the Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of March 31, 2004, core deposits equaled $781.7 million.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2004).

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

                           PART II. OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                                 Issuer Purchases of Equity Securities
-----------------------------------------------------------------------------------------------------------------------------
                                                                          Total Number of Shares       Maximum Number of
                                 Total Number           Weighted           Purchased as Part of      Shares that May Yet Be
                                  of Shares          Average Price          Publicly Announced        Purchased Under the
           Period                 Purchased         Paid per Share           Plans or Programs         Plans or Programs
-----------------------------   ----------------    -----------------    ------------------------   -------------------------
     January 1-31, 2004              1,815              $  31.23                   --                          --
    February 1-29, 2004              2,693                 33.50                   --                          --
      March 1-31, 2004               1,261                 31.74                   --                          --
                                ----------------    -----------------    ------------------------   -------------------------

           Total                     5,769              $  32.40                   --                          --
                                ================    =================    ========================   =========================

Note: The Corporation has no repurchase plan or program. All shares listed above are added to treasury stock through the cashless exercise of employee and director stock options as allowed in the Stock Option Plans.

ITEM 6. Exhibits and Reports on Form 8-K

      a. Exhibits

            3     Articles of Incorporation and By-Laws:

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

      b. Reports on Form 8-K

            1 Current Report on Form 8-K dated February 3, 2004 (furnishing fourth quarter earnings release for Peapack-Gladstone Financial Corporation).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                              (Registrant)


DATE: May 7, 2004        By:
                            -------------------------------------------------
                            FRANK A. KISSEL
                            Chairman of the Board and Chief Executive Officer


DATE: May 7, 2004        By:
                            -------------------------------------------------
                            ARTHUR F. BIRMINGHAM
                            Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Number      Description
------      -----------

3           Articles of Incorporation and By-Laws:

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