Form 10-Q
period 2004-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2004-08-05
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2004

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


Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-d). Yes [X]       No [_]

       Number of shares of Common stock outstanding as of August 2, 2004:
                                   7,454,160

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          PART 1 FINANCIAL INFORMATION

 Item 1   Financial Statements (Unaudited):
          Consolidated Statements of Condition June 30, 2004 and December 31, 2003
                                                                                          Page 3
          Consolidated  Statements  of Income for the three and six  months  ended June
          30, 2004 and 2003                                                               Page 4
          Consolidated  Statements  of  Changes  in  Shareholders'  Equity  for the six
          months ended June 30, 2004 and 2003                                             Page 5
          Consolidated  Statements of Cash Flows for the six months ended June 30, 2004
          and 2003                                                                        Page 6
          Notes to the Consolidated Financial Statements                                  Page 7
 Item 2   Management's  Discussion  and Analysis of Financial  Condition and Results of
          Operations                                                                      Page 8
 Item 3   Quantitative and Qualitative Disclosures about Market Risk                      Page 15
 Item 4   Controls and Procedures                                                         Page 16

                                        PART 2   OTHER INFORMATION

 Item 2    Changes in Securities, Use of Proceeds and Issuer Purchases of
           Equity Securities                                                              Page 16
 Item 4    Submission of Matters to a Vote of Security Holders                            Page 17
 Item 6    Exhibits and Reports on Form 8-K                                               Page 17

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    June 30,    December 31,
                                                                                     2004           2003
                                                                                  -----------    -----------
ASSETS
Cash and due from banks                                                           $    22,387    $    17,234
Federal funds sold                                                                      2,666          5,461
                                                                                  -----------    -----------
  Total cash and cash equivalents                                                      25,053         22,695

Interest-earning deposits                                                                 847         30,949

Investment Securities (approximate market value
   $96,514 in 2004 and $99,515 in 2003)                                                96,760         97,701

Securities Available for Sale                                                         387,567        355,998

Loans:
Loans secured by real estate                                                          435,633        397,068
Other loans                                                                            30,128         29,933
                                                                                  -----------    -----------
   Total loans                                                                        465,761        427,001
     Less:  Allowance for loan losses                                                   5,706          5,467
                                                                                  -----------    -----------
   Net loans                                                                          460,055        421,534

Premises and equipment, net                                                            17,958         15,132
Accrued interest receivable                                                             4,560          4,295
Cash surrender value of life insurance                                                 16,919         16,548
Other assets                                                                            3,744          3,274
                                                                                  -----------    -----------
      TOTAL ASSETS                                                                $ 1,013,463    $   968,126
                                                                                  ===========    ===========


LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                                             $   161,713    $   155,189
  Interest-bearing deposits:
     Checking                                                                         168,268        140,393
     Savings                                                                          108,562        101,451
     Money market accounts                                                            215,055        225,863
     Certificates of deposit over $100,000                                             60,018         60,373
     Certificates of deposit less than $100,000                                       162,007        162,502
                                                                                  -----------    -----------
Total deposits                                                                        875,623        845,771
Borrowed Funds                                                                         48,219         30,032
Accrued expenses and other liabilities                                                  4,174          7,269
                                                                                  -----------    -----------
     TOTAL LIABILITIES                                                                928,016        883,072
                                                                                  -----------    -----------

SHAREHOLDERS' EQUITY
Common stock (no par value; stated value $0.83 per share; authorized 20,000,000 shares; issued shares, 7,579,760 at June 30, 2004 and 7,535,160 at December 31,
2003; outstanding shares, 7,451,778 at
June 30, 2004 and 7,416,031 at December 31, 2003)                                       6,311          6,274
Surplus                                                                                62,647         61,959
Treasury Stock at cost, 127,982 shares in 2004
 and 119,129 shares in 2003                                                            (2,672)        (2,391)
Retained Earnings                                                                      21,630         16,557
Accumulated other comprehensive (loss)/income,
  net of income tax                                                                    (2,469)         2,655
                                                                                  -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                                                       85,447         85,054
                                                                                  -----------    -----------
      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                    $ 1,013,463    $   968,126
                                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                           Three months ended              Six months ended
                                                                June 30,                        June 30,
                                                           2004            2003            2004            2003
                                                       ----------      ----------      ----------      ----------
INTEREST INCOME
Interest and fees on loans                             $    6,278      $    6,359      $   12,417      $   12,897
Interest on investment securities:
     Taxable                                                  690           1,113           1,446           2,520
     Tax-exempt                                               234             133             438             243
Interest on securities available for sale:
     Taxable                                                3,423           2,703           6,727           5,133
     Tax-exempt                                                91              90             182             180
Interest-earning deposits                                       2               2              13               3
Interest on federal funds sold                                 22              28              38              56
                                                       ----------      ----------      ----------      ----------
Total interest income                                      10,740          10,428          21,261          21,032

INTEREST EXPENSE
Interest on savings and interest-bearing deposit
   accounts                                                   798             873           1,516           1,846
Interest on certificates of deposit over $100,000             315             393             630             823
Interest on other time deposits                               859           1,198           1,717           2,423
Interest on borrowed funds                                    274             202             542             258
                                                       ----------      ----------      ----------      ----------
Total interest expense                                      2,246           2,666           4,405           5,350
                                                       ----------      ----------      ----------      ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                              8,494           7,762          16,856          15,682

Provision for loan losses                                     150             150             300             300
                                                       ----------      ----------      ----------      ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                              8,344           7,612          16,556          15,382
                                                       ----------      ----------      ----------      ----------

OTHER INCOME
Service charges and fees for other services                   427             418             824             837
Trust department income                                     1,791           1,621           3,474           3,064
Securities gains                                              406             554             600             827
Bank owned life insurance                                     195             225             415             444
Other income                                                  100             110             227             237
                                                       ----------      ----------      ----------      ----------
     Total other income                                     2,919           2,928           5,540           5,409

OTHER EXPENSES
Salaries and employee benefits                              3,685           3,360           7,220           6,597
Premises and equipment                                      1,450           1,120           2,766           2,202
Other expense                                               1,368           1,185           2,556           2,274
                                                       ----------      ----------      ----------      ----------
Total other expenses                                        6,503           5,665          12,542          11,073
                                                       ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAX EXPENSE                            4,760           4,875           9,554           9,718
Income tax expense                                          1,551           1,592           3,064           3,175
                                                       ----------      ----------      ----------      ----------
     NET INCOME                                        $    3,209      $    3,283      $    6,490      $    6,543
                                                       ==========      ==========      ==========      ==========
EARNINGS PER SHARE
Basic                                                  $     0.43      $     0.44      $     0.87      $     0.88
Diluted                                                $     0.42      $     0.43      $     0.85      $     0.86

Average basic shares outstanding                        7,446,078       7,378,182       7,435,281       7,376,695
Average diluted shares outstanding                      7,647,272       7,604,993       7,643,074       7,594,313

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                           Six Months Ended
                                                                June 30,
                                                           2004          2003
                                                         --------      --------

Balance, Beginning of Period                             $ 85,054      $ 77,158

Comprehensive income:

     Net Income                                             6,490         6,543

     Unrealized holding (losses)/gains on securities
         arising during the period, net of tax             (4,734)        1,055
     Less:  Reclassification adjustment for gains
          included in net income, net of tax                  390           538
                                                         --------      --------
                                                           (5,124)          517
                                                         --------      --------
     Total Comprehensive income                             1,366         7,060

Common Stock Options Exercised                                538           144

Purchase of Treasury Stock                                   (282)          (92)

Cash Dividends Declared                                    (1,416)       (1,207)

Tax Benefit on Disqualifying and Nonqualifying                187           139
  Exercise of Stock Options
                                                         --------      --------

Balance, June 30,                                        $ 85,447      $ 83,202
                                                         ========      ========




See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                              Six Months Ended
                                                                  June 30,
                                                             2004          2003
                                                           ---------     ---------
OPERATING ACTIVITIES:
Net Income:                                                $   6,490     $   6,543
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                     802           713
Amortization of premium and accretion of
   discount on securities, net                                   790         1,191
Provision for loan losses                                        300           300
Gains on security sales                                         (600)         (827)
Tax benefit on stock option exercises                            187           139
Increase in cash surrender value of life insurance, net         (371)         (406)
Increase in accrued interest receivable                         (265)         (115)
Decrease/(increase) in other assets                            1,275          (932)
(Decrease)/increase in other liabilities                      (1,480)          883
                                                           ---------     ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                   7,128         7,489
                                                           ---------     ---------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities             14,301        39,534
Proceeds from maturities of securities available
   for sale                                                   21,402        11,799
Proceeds from calls of investment securities                     235         6,170
Proceeds from calls of securities available for sale          37,346        30,425
Proceeds from sales of securities available for sale          23,683        45,579
Purchase of investment securities                            (13,845)      (24,780)
Purchase of securities available for sale                   (122,357)     (219,298)
Net decrease in short-term investments                        30,102            26
Net (increase)/decrease in loans                             (38,819)          538
Purchases of premises and equipment                           (3,628)         (902)
                                                           ---------     ---------
   NET CASH USED IN INVESTING ACTIVITIES                     (51,580)     (110,909)
                                                           ---------     ---------

FINANCING ACTIVITIES:
Net increase in deposits                                      29,852        30,857
Net increase in short-term borrowings                         19,000        33,600
Net increase in long-term debt                                   -0-        26,000
Repayments of long-term debt                                    (813)         (172)
Cash dividends paid                                           (1,485)       (1,207)
Exercise of stock options                                        538           144
Purchase of Treasury Stock                                      (282)          (92)
                                                           ---------     ---------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                  46,810        89,130
                                                           ---------     ---------

Net increase/(decrease) in cash and cash equivalents           2,358       (14,290)
Cash and cash equivalents at beginning of period              22,695        38,320
                                                           ---------     ---------
Cash and cash equivalents at end of period                 $  25,053     $  24,030
                                                           =========     =========

Supplemental disclosures of cash flow information:

Cash paid during the year for:
   Interest                                                $   4,421     $   5,845
   Income taxes                                                3,552         2,949

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

Stock Option Plans: At June 30, 2004, the Corporation had stock-based employee and non-employee director compensation plans. The Corporation accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share for the periods indicated if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:


                                                           Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
(In Thousands Except per Share Data)                         2004        2003        2004       2003
                                                             -----       -----       -----      -----
Net Income:
   As Reported                                              $3,209      $3,283      $6,490     $6,543
   Less:  Total Stock-Based Compensation Expense
     Determined under the Fair Value Based Method
     on all Stock Options, Net of Related Tax Effects          100          48       1,360         96
                                                             -----       -----       -----      -----
   Pro Forma                                                $3,109      $3,235      $5,130     $6,447
Earnings Per Share:
   As Reported
   Basic                                                    $ 0.43      $ 0.44      $ 0.87     $ 0.88
   Diluted                                                  $ 0.42      $ 0.43      $ 0.85     $ 0.86
   Pro Forma
   Basic                                                    $ 0.42      $ 0.44      $ 0.69     $ 0.87
   Diluted                                                  $ 0.41      $ 0.43      $ 0.67     $ 0.85

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

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the three and six months ended June 30, 2004 and 2003 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses.

2. BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees.

The net periodic expense for the three and six months ended June 30 included the following components:

                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
 (In Thousands)                            2004        2003        2004        2003
                                          -----       -----       -----       -----
Service Cost                              $ 275       $ 245       $ 549       $ 489
Interest Cost                               126         110         252         219
Expected Return on Plan Assets             (117)        (98)       (234)       (197)
Amortization of:
   Net Loss                                   6          13          12          28
   Unrecognized Prior Service Cost           (1)         (1)         (1)         (1)
   Unrecognized Remaining Net Assets         (1)         (1)         (3)         (3)
                                          -----       -----       -----       -----
Net Periodic Benefit Cost                 $ 288       $ 268       $ 575       $ 535
                                          =====       =====       =====       =====

As previously disclosed in the financial statements for the year ended December 31, 2003, the Corporation expects to contribute $1.2 million to its pension plan in 2004. As of June 30, 2004, contributions of $600 thousand had been made in the current year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL: The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's view of future interest income and net loans, management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

     o    Unanticipated changes or no change in interest rates.
     o Competitive pressure in the banking industry causes unanticipated adverse changes.
     o An unexpected decline in the economy of New Jersey causes customers to default in the payment of their loans or causes loans to become impaired.
     o    Enforcement of the Highlands Water Protection and Planning Act
     o    Loss of key managers or employees.
     o    Loss of major  customers  or  failure to develop  new  customers.
     o    A decrease in loan quality and loan origination volume.
     o    An increase in non-performing loans.
     o    A decline in the volume of increase in trust assets or deposits.

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

OVERVIEW: The Corporation realized earnings of $0.42 per diluted share for the second quarter of 2004 as compared to $0.43 per diluted share for the second quarter of 2003. Net income of $3.21 million for the quarter was marginally lower when compared to net income of $3.28 million for the same quarter last year. Annualized return on average assets for the quarter was 1.29 percent and annualized return on average equity was 14.72 percent for the second quarter of 2004.

Year to date June 30, 2004 net income was $6.49 million as compared to $6.54 million for the same period last year. The diluted earnings per share were $0.85 for the first half of the year as compared to $0.86 for the first half of last year. The year to date annualized return on average assets was 1.33 percent and annualized return on average equity was 14.93 percent for the six months ended June 30, 2004.

EARNINGS ANALYSIS

NET INTEREST INCOME: On a tax-equivalent basis, net interest income, before the provision for loan losses, was $8.71 million for the second quarter of 2004, while the same quarter of 2003 was $7.91 million, an increase of $798 thousand or 10.1 percent. The increase in net interest income during the quarter was primarily the result of lower deposit rates paid and an increase in average earning assets offset in part by a decline in the rates paid on investments and loans. The net interest margin on a fully tax equivalent basis was 3.71 percent in the second quarter of 2004 as compared to 3.68 percent for the second quarter of 2003, an increase of 3 basis points. When compared to the first quarter of 2004, net interest income increased $151 thousand, or 1.8 percent, from $8.56 million on a tax-equivalent basis. The net interest margin, on a fully tax equivalent basis declined from 3.81 percent in the first quarter of 2004, to
3.71 percent in the second quarter of 2004.

Average interest earning assets increased $78.5 million or 9.1 percent for the second quarter of 2004 to $938.7 million as compared to $860.3 million for the same quarter in 2003. This was due to the increase in average loan balances of $42.9 million and average investment security balances of $35.4 million. The balance sheet has been positioned to reduce interest rate risk and benefit in the long term by not extending the maturities in our loan portfolio. In a rising rate market, we continue to portfolio our shorter-term mortgage loans maintaining close relationships with our customers.

Average interest-bearing liabilities increased $56.4 million or 8.3 percent to $737.4 million for the quarter ended June 30, 2004 from $681.0 million in the same period in 2003. Average balances of interest-bearing checking accounts rose $35.3 million or 27.8 percent, money market accounts increased $19.8 million or
10.7 percent and average balances of savings accounts rose $5.9 million or 5.8 percent. For the second quarter of 2004, average certificates of deposits declined $13.1 million, or 5.5 percent, when compared to the second quarter of 2003. Federal Home Loan Bank advances averaged $38.9 million for the quarter ended June 30, 2004 as compared to $30.4 million for the quarter ended June 30, 2003. When comparing the second quarter of 2004 to the same quarter of 2003, average demand deposits increased $24.5 million or 17.6 percent.

For the quarter ended June 30, 2004, average interest rates earned on interest-earning assets, on a tax-equivalent basis, declined 25 basis points to
4.67 percent, from 4.92 percent earned in the same quarter of 2003. In the second quarter of 2004, the average interest rates earned on loans declined 69 basis points while the average interest rates earned on investment securities declined 6 basis points to 3.85 percent as compared with the same period in 2003. The average interest rate paid during the quarter on interest-bearing liabilities declined 35 basis points to 1.22 percent when compared to the second quarter of 2003. In the second quarter of 2004, the average rate paid on certificate of deposits declined 59 basis points and average rates paid on money market accounts declined 32 basis points to 0.77 percent when compared with the same quarter in 2003. This contributed to a lower cost of funds for the second quarter of 2004 of 1.00 percent as compared to the second quarter of 2003 of
1.30 percent.

Net interest income, on a tax-equivalent basis before the provision for loan losses, increased $1.31 million or 8.2 percent to $17.27 million for the first half of 2004 from $15.97 million for the same period of 2003. The increase in net interest income was primarily the result of lower deposit rates paid and higher average balances of interest-earning assets, partially offset by a decline in the rates earned on investments and loans. The net interest margin, on a fully tax equivalent basis, for the six months ended June 30, 2004 was 3.76 percent as compared to 3.81 percent for the same period in 2003, a decline of 5 basis points.

For the year to date 2004, average earning assets increased $81.4 million or 9.7 percent to $918.9 million. Investment securities averaged $473.1 million and $426.3 million for the six months ended June 30, 2004 and 2003, respectively, a $46.8 million or 11.0 percent increase. Average loans for this period in 2004 increased to $435.2 million, an increase of $33.9 million or 8.5 percent over the six months ended June 30, 2003.

Average interest-bearing liabilities for the first six months in 2004 were $723.0 million compared to $667.6 million for the same period in 2003, an increase of $55.4 million or 8.3 percent. Over one-third of this increase is in the interest-bearing checking accounts, which grew to $147.2 million, a $20.2 million or 15.9 percent increase. This is due to the introduction of our Master Escrow Account, which is designed for those who act as agents in a fiduciary capacity for client or other third-party funds. It is designed for entities that require sub-accounting, such as municipalities, assisted living communities, realtors, title companies and accountants. Average money market accounts increased $24.0 million or 12.9 percent during the first half of 2004 to $210.1 million from $186.0 million during the same period of 2003. Partially offsetting these increases is the decline in average certificate of deposit balances of $13.3 million or 5.6 percent to $223.3 million. Federal Home Loan Bank advances averaged $37.7 million for the six months ended June 30, 2004 as compared to $19.4 million for the six months ended June 30, 2003. Average demand deposits increased $24.4 million or 18.5 percent to $156.4 million year to date June 30, 2004 as compared to the same period in 2003.

Average interest rates, on a tax-equivalent basis, earned on interest earning assets was 4.72 percent for the six-months ended June 30, 2004 as compared to
5.09 percent for the same period in 2003. Year to date 2004, average rates earned on loans was 5.71 percent, a 72 basis point decline from the year to date 2003 average rates earned of 6.43 percent. The average interest rates earned on investment securities in the six months ended June 30, 2004, declined slightly to 3.92 percent from 3.99 percent in the same period in 2003. The average interest rate paid on interest-bearing liabilities declined 38 basis points to
1.22 percent when compared to the first half of 2003. In the first half of 2004, the average rate paid on certificate of deposits declined 64 basis points to
2.10 percent and average rates paid on money market accounts declined 35 basis points to 0.80 percent when compared with the same period in 2003.

The following tables reflect the components of net interest income for each of the three and six months ended June 30, 2004 and 2003:


                              Average Balance Sheet
                                    Unaudited
                                 Quarters Ended
                  (Tax-Equivalent Basis, Dollars in Thousands)


                                                 June 30, 2004                                     June 30, 2003
                                                 -------------                                     -------------
                                            Average          Income/                     Average        Income/
                                            Balance          Expense          Yield      Balance        Expense        Yield
                                           ---------        ---------        -------    ---------      ---------      -------
ASSETS:

Interest-Earning Assets:
   Investments:
     Taxable                               $ 442,672        $   4,114           3.72%   $ 423,801      $   3,817         3.60%
     Tax-Exempt (1)                           42,095              536           5.09       25,524            368         5.76
   Loans (1) (2)                             443,905            6,283           5.66      401,030          6,364         6.35
   Federal Funds Sold                          9,302               22           0.95        9,277             28         1.19
   Interest-Earning Deposits                     774                2           0.88          643              2         1.12
                                           ---------        ---------        -------    ---------      ---------      -------
   Total Interest-Earning Assets             938,748        $  10,957           4.67%     860,275      $  10,579         4.92%
                                           ---------        ---------        -------    ---------      ---------      -------
Noninterest-Earning Assets:
   Cash and Due from Banks                    19,629                                       18,545
   Allowance for Loan Losses                  (5,625)                                      (5,054)
   Premises and Equipment                     17,540                                       14,575
   Other Assets                               23,954                                       21,346
                                           ---------                                    ---------
   Total Noninterest-Earning Assets           55,498                                       49,412
                                           ---------                                    ---------
Total Assets                               $ 994,246                                    $ 909,687
                                           =========                                    =========

LIABILITIES:

Interest-Bearing Deposits
   Checking                                $ 162,593        $     237           0.58%   $ 127,259      $     156         0.49%
   Money Markets                              66,143               93           0.56       64,370            155         0.96
   Tiered Money Markets                      139,102              303           0.87      121,030            352         1.16
   Savings                                   107,310              165           0.61      101,446            210         0.83
   Certificates of Deposit                   223,387            1,174           2.10      236,502          1,591         2.69
                                           ---------        ---------        -------    ---------      ---------      -------
     Total Interest-Bearing Deposits         698,535            1,972           1.13      650,607          2,464         1.51
   Borrowings                                 38,856              274           2.82       30,377            202         2.66
                                           ---------        ---------        -------    ---------      ---------      -------
   Total Interest-Bearing Liabilities        737,391            2,246           1.22      680,984          2,666         1.57
                                           ---------        ---------        -------    ---------      ---------      -------
Noninterest Bearing
     Liabilities
   Demand Deposits                           163,822                                      139,315
   Accrued Expenses and
     Other Liabilities                         5,803                                        8,505
                                           ---------                                    ---------

   Total Noninterest-Bearing
     Liabilities                             169,625                                      147,820
Shareholders' Equity                          87,230                                       80,883
                                           ---------                                    ---------

   Total Liabilities and
     Shareholders' Equity                  $ 994,246                                    $ 909,687
                                           =========                                    =========
   Net Interest Income
       (tax-equivalent basis)                                   8,711                                      7,913
     Net Interest Spread                                                        3.45%                                    3.35%
                                                                             =======                                  =======
     Net Interest Margin (3)                                                    3.71%                                   3.68%
                                                                             =======                                  =======
Tax equivalent adjustment                                        (217)                                      (151)
                                                            ---------                                  ---------
Net Interest Income                                         $   8,494                                  $   7,762
                                                            =========                                  =========



(1) Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(2)  Loans are stated net of unearned income and include non-accrual loans.
(3) Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.



                                                 June 30, 2004                                     June 30, 2003
                                                 -------------                                     -------------
                                            Average          Income/                     Average        Income/
                                            Balance          Expense          Yield      Balance        Expense        Yield
                                           ---------        ---------        -------    ---------      ---------      -------
ASSETS:

Interest-Earning Assets:
   Investments:
     Taxable                               $ 433,517        $   8,173           3.77%   $ 402,722      $   7,653         3.80%
     Tax-Exempt (1)                           39,625            1,024           5.17       23,600            697         5.91
   Loans (1) (2)                             435,164           12,428           5.71      401,247         12,907         6.43
   Federal Funds Sold                          8,048               38           0.95        9,263             56         1.21
   Interest-Earning Deposits                   2,507               13           1.04          605              3         1.07
                                           ---------        ---------        -------    ---------      ---------      -------
   Total Interest-Earning Assets             918,861        $  21,676           4.72%     837,437      $  21,316         5.09%
                                           ---------        ---------        -------    ---------      ---------      -------
Noninterest-Earning Assets:
   Cash and Due from Banks                    19,237                                       18,774
   Allowance for Loan Losses                  (5,575)                                      (4,965)
   Premises and Equipment                     16,756                                       14,601
   Other Assets                               23,643                                       21,278
                                           ---------                                    ---------
   Total Noninterest-Earning Assets           54,061                                       49,688
                                           ---------                                    ---------
Total Assets                               $ 972,922                                    $ 887,125
                                           =========                                    =========

LIABILITIES:

Interest-Bearing Deposits
   Checking                                $ 147,216        $     349           0.47%   $ 127,062      $     339         0.53%
   Money Markets                              65,777              194           0.59       66,073            330         1.00
   Tiered Money Markets                      144,281              648           0.90      119,964            737         1.23
   Savings                                   104,793              325           0.62       98,511            440         0.89
   Certificates of Deposit                   223,279            2,347           2.10      236,543          3,246         2.74
                                           ---------        ---------        -------    ---------      ---------      -------
     Total Interest-Bearing Deposits         685,346            3,863           1.13      648,153          5,092         1.57
   Borrowings                                 37,676              542           2.88       19,433            258         2.66
                                           ---------        ---------        -------    ---------      ---------      -------
   Total Interest-Bearing Liabilities        723,022            4,405           1.22      667,586          5,350         1.60
                                           ---------        ---------        -------    ---------      ---------      -------
Noninterest Bearing
     Liabilities
   Demand Deposits                           156,352                                      131,979
   Accrued Expenses and
     Other Liabilities                         6,581                                        7,929
                                           ---------                                    ---------
   Total Noninterest-Bearing
     Liabilities                             162,933                                      139,908
Shareholders' Equity                          86,967                                       79,631
   Total Liabilities and
     Shareholders' Equity                  $ 972,922                                    $ 887,125
                                           =========                                    =========
   Net Interest Income
       (tax-equivalent basis)                                  17,271                                     15,966
     Net Interest Spread                                                        3.50%                                    3.49%
                                                                             =======                                  =======
     Net Interest Margin (3)                                                    3.76%                                    3.81%
                                                                             =======                                  =======
Tax equivalent adjustment                                        (415)                                      (284)
                                                            ---------                                  ---------
Net Interest Income                                         $  16,856                                  $  15,682
                                                            =========                                  =========



(1) Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(2)  Loans are stated net of unearned income and include non-accrual loans.
(3) Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME: For the second quarter 2004, other income was $2.92 million as compared to $2.93 million in the same period a year ago. Income from PGB Trust and Investments, the Bank's trust division, was $1.79 million, an increase of $170 thousand or 10.5 percent over last year's second quarter. This increase was primarily due to an increase in trust assets under management. Security gains were $406 thousand in the second quarter of 2004, a decline of $148 thousand as compared to the same quarter of 2003. Service charges and fees increased from $418 thousand in the second quarter of 2003 to $427 thousand for the same quarter this year.

Other income for the first half of 2004 was $5.54 million as compared to $5.41 million for the first half of 2003. Trust income increased $410 thousand or 13.4 percent to $3.47 million during this period. Security gains declined $227 thousand to $600 thousand for the six months ended June 30, 2004 when compared to the same period in 2003. Income from service charges and fees declined to $824 thousand from $837 thousand.

The following table presents the components of other income for the three and six months ended June 30, 2004 and 2003:

                                         Three Months Ended        Six Months Ended
                                              June 30,                June 30,
(In Thousands)                            2004        2003        2004        2003
                                         ------      ------      ------      ------
Trust department income                  $1,791      $1,621      $3,474      $3,064
Service charges                             427         418         824         837
Bank owned life insurance                   195         225         415         444
Safe deposit rental fees                     54          52         115         111
Other non-interest income                    37          38          85          90
Fee for other services                        9          20          27          36
Securities gains                            406         554         600         827
                                         ------      ------      ------      ------
                 Total other income      $2,919      $2,928      $5,540      $5,409
                                         ======      ======      ======      ======


OTHER EXPENSES: Other expenses for the second quarter of 2004 were $6.50 million compared to $5.67 million for the second quarter of 2003, an increase of $838 thousand or 14.8 percent. Salaries and benefits expense grew $325 thousand or
9.7 percent during the second quarter of 2004 as compared to the second quarter of 2003. Additions to the professional and clerical staff, required to service higher levels of business activity, along with the related benefits costs account for the increase. Occupancy expenses increased $330 thousand to $1.45 million for the second quarter of 2004 as compared to $1.12 million for the same quarter of 2003. In the past year, occupancy expenses have grown due to the investment in two new branches and a new operations center. Our newest branch, in Oldwick, New Jersey opened in late June and we anticipate opening a new branch in Morristown, New Jersey, later in the year. The new operations center expands the Corporation's technological capacity for future growth.

For the six months ended June 30, 2004, other expenses increased $1.47 million or 13.3 percent to $12.54 million. Salary and benefit expense and occupancy costs were the primary reasons for the higher level of other expenses. Salaries and benefits rose $623 thousand or 9.4 percent while occupancy costs rose to $2.77 million, as compared to $2.20 million for the first half of 2003. As discussed in the previous paragraph, additions to staff, merit increases and the related benefits costs account for the increase in salaries and benefits expense. Premises and equipment increases are due to investments in future growth in the form of new branches and a new operations center.

The following table presents the components of other expense for the three and six months ended June 30, 2004 and 2003:



                                                  Three Months Ended              Six Months Ended
                                                         June 30,                      June 30,
(In Thousands)                                     2004           2003           2004           2003
                                                 --------       --------       --------       --------
Salaries and employee benefits                   $  3,685       $  3,360       $  7,220       $  6,597
Premises and equipment                              1,450          1,120          2,766          2,202
Advertising                                           228            141            329            234
Stationery and supplies                               164            139            267            263
Professional fees                                     114            173            250            323
Telephone                                             141             89            243            177
Trust department expense                               91            124            193            260
Postage                                                96             72            180            177
Insurance                                              79             36            160             69
Deferred Loan Origination Costs                      (111)          (159)          (182)          (298)
Other expense                                         566            570          1,116          1,069
                                                 --------       --------       --------       --------
                        Total other expense      $  6,503       $  5,665       $ 12,542       $ 11,073
                                                 ========       ========       ========       ========

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $918 thousand and $168 thousand at June 30, 2004 and 2003, respectively. The increase was primarily due to the addition to non-performing loans of a commercial mortgage in the amount of $747 thousand. The underlying property is currently under contract for sale for an amount in excess of the loan and interest receivable balances. Loans past due in excess of 90 days and still accruing are in the process of collection and are considered well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                                  June 30,
(In thousands)                                               2004          2003
                                                             ------------------
Other real estate owned                                     $   -         $   -
Loans past due in excess of 90 days and still accruing        817             1
Non-accrual loans                                             101           167
                                                             ----          ----
Total non-performing assets                                 $ 918         $ 168
                                                             ====          ====

Non-performing loans as a % of total loans                   0.20%         0.04%
Non-performing assets as a % of total
  Loans plus other real estate owned                         0.20%         0.04%
Allowance as a % of loans                                    1.23%         1.25%

PROVISION FOR LOAN LOSSES: The provision for loan losses was $150 thousand for both the second quarters of 2004 and 2003. For the six months ended June 30, 2004 and 2003, the provision for loan losses was $300 thousand. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management's evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.

For the second quarter of 2004, net charge-offs were $6 thousand as compared to net charge-offs of $8 thousand during the second quarter of 2003. Net charge-offs for the first half of 2004 were $61 thousand as compared to net recoveries for the first half of 2003 of $27 thousand.

A summary of the allowance for loan losses for the six-month period ended June 30, follows:

(In thousands)                                          2004             2003
                                                        ----             ----
Balance, January 1,                                   $ 5,467          $ 4,798
Provision charged to expense                              300              300
Loans charged off                                         (72)             (15)
Recoveries                                                 11               42
                                                      -------          -------

Balance, June 30,                                     $ 5,706          $ 5,125
                                                      =======          =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 32.6 percent for the three months ended June 30, 2004 compared to 32.7 percent for the same period in 2003. On a year to date basis, income tax expense as a percentage of pre-tax income was 32.1 percent in 2004 and 32.7 percent in 2003. The rate of income tax expense decline was due to higher levels of tax-exempt income.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At June 30, 2004, total shareholders' equity, including net unrealized losses on securities available for sale, was $85.4 million, representing a slight increase over total shareholders' equity recorded at December 31, 2003. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles. The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At June 30, 2004, the Corporation's Tier 1 Capital and Total Capital ratios were 20.17 percent and 21.52 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at June 30, 2004, was 8.72 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $25.9 million at June 30, 2004. In addition, the Corporation has $387.6 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below. Book value as of June 30, 2004, of investment securities and securities available for sale maturing within one year amounted to $16.0 million and $6.4 million, respectively.

The  primary  source  of  funds   available  to  meet  liquidity  needs  is  the
Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of June 30, 2004, core deposits equaled $815.6 million.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2004).

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

The Corporation's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation's internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

The Corporation's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, control may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


                           PART II. OTHER INFORMATION

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                      Issuer Purchases of Equity Securities


                                                                Total Number of Shares
                                                                 Purchased as Part of          Maximum Number of
                         Total Number           Weighted          Publicly Announced         Shares that May Yet Be
                          of Shares          Average Price         Plans or Programs          Purchased Under the
                                   -
                           Purchased         Paid per Share                                    Plans or Programs
     Period

April 1-30, 2004               286                 34.83                   -                           -
 May 1-31, 2004              2,783                 30.40                   -                           -
June 1-30, 2004                  15                32.55                   -                           -
                        ----------------    -----------------   ------------------------    -------------------------
     Total                   3,084              $ 30.82                    -                           -
                        ================    =================   ========================    =========================

Note: The Corporation has no repurchase plan or program. All shares listed above are added to treasury stock through the cashless exercise of employee and director stock options as allowed in the Stock Option Plans.

ITEM 4. Submission of Matters to a Vote of Security Holders

At  the  Annual   Meeting  of   shareholders   held  on  April  27,   2004,   in
Peapack-Gladstone, New Jersey, the following persons were elected as directors of Peapack-Gladstone Financial Corporation for a term of one year:


              DIRECTORS               FOR                 WITHHELD
              ---------               ---                 --------

   Anthony J. Consi II             4,961,560                25,607
   Pamela Hill                     4,959,673                27,494
   T. Leonard Hill                 4,958,360                28,807
   Frank A. Kissel                 4,960,309                26,858
   John D. Kissel                  4,959,833                27,334
   James R. Lamb                   4,864,831               122,336
   Edward A. Merton                4,951,198                35,969
   F. Duffield Meyercord           4,963,495                23,672
   John R. Mulcahy                 4,946,051                41,116
   Robert M. Rogers                4,964,748                22,419
   Philip W. Smith III             4,959,027                28,140
   Craig C. Spengeman              4,963,999                23,168
   Jack D. Stine                   4,956,459                30,708

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

     b. Reports on Form 8-K
          1    Current Report on Form 8-K dated April 29, 2004 (furnishing first
               quarter   earnings   release  for   Peapack-Gladstone   Financial
               Corporation).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                 (Registrant)




DATE: August 5, 2004        By: /s/ FRANK A. KISSEL
                               ----------------------------------------------
                            FRANK A. KISSEL
                            Chairman of the Board and Chief Executive Officer



DATE: August 5, 2004        By:  /s/ ARTHUR F. BIRMINGHAM
                               -------------------------------------------------
                            ARTHUR F. BIRMINGHAM
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