Form 10-Q
period 2004-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2004-11-05
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-16197

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-3537895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

158 Route 206 North,
Gladstone, New Jersey 07934
(Address of principal executive offices, including zip code)

(908) 234-0700
(Registrant’s telephone number, including area code)

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

Number of shares of Common stock outstanding as of November 1, 2004:
8,238,698

P EAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)
(Unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Cash and due from banks	$23,734	$17,234
Federal funds sold	1,897	5,461

Total cash and cash equivalents	25,631	22,695

Interest-earning deposits	656	30,949

Investment Securities (approximate market value $92,943 in 2004 and $99,515 in 2003)	91,946	97,701

Securities Available for Sale	351,578	355,998

Loans:
Loans secured by real estate	514,079	397,068
Other loans	32,663	29,933

Total loans	546,742	427,001
Less: Allowance for loan losses	5,852	5,467

Net loans	540,890	421,534

Premises and equipment, net	18,610	15,132
Accrued interest receivable	5,039	4,295
Cash surrender value of life insurance	17,082	16,548
Other assets	4,143	3,274

TOTAL ASSETS	$1,055,575	$968,126

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$163,734	$155,189
Interest-bearing deposits:
Checking	164,665	140,393
Savings	107,434	101,451
Money market accounts	224,476	225,863
Certificates of deposit over $100,000	64,240	60,373
Certificates of deposit less than $100,000	155,323	162,502

Total deposits	879,872	845,771
Borrowed Funds	75,308	30,032
Accrued expenses and other liabilities	7,709	7,269

TOTAL LIABILITIES	962,889	883,072

SHAREHOLDERS’ EQUITY

Common stock (no par value; stated value $0.83 per share; authorized 20,000,000 shares; issued shares, 8,365,181 at September 30, 2004 and 8,288,676 at December 31, 2003; outstanding shares, 8,220,363 at September 30, 2004 and 8,157,634 at December 31, 2003)	6,971	6,274
Surplus	86,580	61,959
Treasury Stock at cost, 144,818 shares in 2004 and 131,042 shares in 2003	(2,783)	(2,391)
Retained Earnings	—	16,557
Accumulated other comprehensive income, net of income tax	1,918	2,655

TOTAL SHAREHOLDERS’ EQUITY	92,686	85,054

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,055,575	$968,126

See accompanying notes to consolidated financial statements.

P EAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

INTEREST INCOME
Interest and fees on loans	$7,126	$6,093	$19,544	$18,990
Interest on investment securities:
Taxable	623	635	2,069	3,154
Tax-exempt	262	162	700	405
Interest on securities available for sale:
Taxable	3,438	2,960	10,165	8,094
Tax-exempt	91	91	273	271
Interest-earning deposits	2	2	15	5
Interest on federal funds sold	5	4	43	60

Total interest income	11,547	9,947	32,809	30,979

INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	932	794	2,446	2,639
Interest on certificates of deposit over $100,000	321	386	950	1,207
Interest on other time deposits	862	1,096	2,581	3,522
Interest on borrowed funds	410	322	953	580

Total interest expense	2,525	2,598	6,930	7,948

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	9,022	7,349	25,879	23,031

Provision for loan losses	150	150	450	450

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,872	7,199	25,429	22,581

OTHER INCOME
Service charges and fees for other services	435	415	1,259	1,251
Trust department income	1,666	1,358	5,141	4,422
Securities gains	12	400	612	1,227
Bank owned life insurance	185	217	599	661
Other income	177	124	404	362

Total other income	2,475	2,514	8,015	7,923

OTHER EXPENSES
Salaries and employee benefits	3,638	3,306	10,858	9,902
Premises and equipment	1,420	1,213	4,186	3,416
Other expense	1,084	1,002	3,641	3,276

Total other expenses	6,142	5,521	18,685	16,594

INCOME BEFORE INCOME TAX EXPENSE	5,205	4,192	14,759	13,910
Income tax expense	1,670	1,308	4,734	4,483

NET INCOME	$3,535	$2,884	$10,025	$9,427

EARNINGS PER SHARE
Basic	$0.43	$0.36	$1.22	$1.16
Diluted	$0.42	$0.34	$1.19	$1.12

Average basic shares outstanding	8,206,321	8,123,249	8,188,047	8,117,359
Average diluted shares outstanding	8,406,096	8,402,565	8,390,680	8,369,960

See accompanying notes to consolidated financial statements.

P EAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Balance, Beginning of Period	$85,054	$77,158

Comprehensive income:

Net Income	10,025	9,427

Unrealized holding (losses)/gains on securities arising during the period, net of tax	(339)	(1,399)
Less: Reclassification adjustment for gains included in net income, net of tax	398	798

	(737)	(2,197)

Total Comprehensive income	9,288	7,230

Common Stock Options Exercised	742	190

Purchase of Treasury Stock	(392)	(100)

Cash Dividends Declared	(2,319)	(1,946)

Tax Benefit on Disqualifying and Nonqualifying Exercise of Stock Options	313	159

Balance, September 30,	$92,686	$82,691

See accompanying notes to consolidated financial statements.

P EAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003

OPERATING ACTIVITIES:
Net Income:	$10,025	$9,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,220	1,055
Amortization of premium and accretion of discount on securities, net	1,132	2,271
Provision for loan losses	450	450
Gains on security sales	(612)	(1,227)
Tax benefit on stock option exercises	313	159
Increase in cash surrender value of life insurance, net	(534)	(603)
Increase in accrued interest receivable	(744)	(530)
Increase in other assets	(869)	(2,203)
Increase in other liabilities	885	1,449

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,266	10,248

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	21,507	83,269
Proceeds from maturities of securities available for sale	31,728	24,279
Proceeds from calls of investment securities	745	9,170
Proceeds from calls of securities available for sale	4,600	46,825
Proceeds from sales of securities available for sale	92,817	51,401
Purchase of investment securities	(16,849)	(32,755)
Purchase of securities available for sale	(126,164)	(295,339)
Net decrease in short-term investments	30,293	46
Purchase of loans	(60,016)	—
Net (increase)/decrease in loans	(59,790)	3,365
Purchases of premises and equipment	(4,698)	(1,696)

NET CASH USED IN INVESTING ACTIVITIES	(85,827)	(111,435)

FINANCING ACTIVITIES:
Net increase in deposits	34,101	45,742
Net increase in short-term borrowings	46,500	17,500
Proceeds from long-term debt	—	26,000
Repayments of long-term debt	(1,224)	(566)
Cash dividends paid	(2,230)	(1,811)
Exercise of stock options	742	190
Purchase of Treasury Stock	(392)	(100)

NET CASH PROVIDED BY FINANCING ACTIVITIES	77,497	86,955

Net increase/(decrease) in cash and cash equivalents	2,936	(14,232)
Cash and cash equivalents at beginning of period	22,695	38,320

Cash and cash equivalents at end of period	$25,631	$24,088

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest	$6,914	$8,530
Income taxes	5,326	4,968

See accompanying notes to consolidated financial statements.

P EAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2003 for Peapack-Gladstone Financial Corporation (the “Corporation”).

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

Allowance for Loan Losses:  The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the Corporation’s loan portfolio.  The allowance is based on management’s evaluation of the loan portfolio considering, among other things, current economic conditions, the volume and nature of the loan portfolio, historical loan loss experience, and individual credit situations.  The allowance is increased by provisions charged to expense and reduced by net charge-offs.

Stock Option Plans:  At September 30, 2004, the Corporation had stock-based employee and non-employee director compensation plans.  The Corporation accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share for the periods indicated if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands Except per Share Data)	2004	2003	2004	2003

Net Income:
As Reported	$3,535	$2,884	$10,025	$9,427
Less: Total Stock-Based Compensation Expense Determined under the Fair Value Based Method on all Stock Options, Net of Related Tax Effects	100	48	1,460	144

Pro Forma	$3,435	$2,836	$8,565	$9,283
Earnings Per Share:
As Reported
Basic	$0.43	$0.36	$1.22	$1.16
Diluted	$0.42	$0.34	$1.19	$1.12
Pro Forma
Basic	$0.42	$0.35	$1.05	$1.14
Diluted	$0.41	$0.34	$1.02	$1.11

Earnings per Common Share - Basic and Diluted:  Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding.  Diluted earnings per share includes any additional common shares as if all potentially dilutive common shares were issued (i.e., stock options) utilizing the treasury stock method.  All share and per share amounts have been restated to reflect all prior stock dividends and stock splits and a 10 percent stock dividend declared on September 9, 2004.  The Corporation recorded the dividend at the fair value of the stock issued.  The Corporation did not have sufficient retained earnings to fully record the fair value and charged $1.06 million to surplus.

Comprehensive Income:  The difference between the Corporation’s net income and total comprehensive income for the three and nine months ended September 30, 2004 and 2003 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses.  Total comprehensive income for the three months ended September 30, 2004 and 2003 was $7.2 million and $170 thousand, respectively.  For the nine months ended September 30, 2004 and 2003, total comprehensive income was $9.3 million and $7.2 million, respectively.

2. BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees.

The net periodic expense for the three and nine months ended September 30 included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2004	2003	2004	2003

Service Cost	$275	$244	$824	$733
Interest Cost	126	109	378	328
Expected Return on Plan Assets	(117)	(98)	(351)	(295)
Amortization of:
Net Loss	6	14	18	42
Unrecognized Prior Service Cost	—	—	(1)	(1)
Unrecognized Remaining Net Assets	(2)	(2)	(5)	(5)

Net Periodic Benefit Cost	$288	$267	$863	$802

As previously disclosed in the financial statements for the year ended December 31, 2003, the Corporation expects to contribute $1.2 million to its pension plan in 2004.  As of September 30, 2004, contributions of $900 thousand had been made in the current year.

M ANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL: The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s view of future interest income and net loans, management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities and market conditions.  These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms.  Actual results may differ materially from such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	Unanticipated changes or no change in interest rates.
•	Competitive pressure in the banking industry causes unanticipated adverse changes.
•	An unexpected decline in the economy of New Jersey causes customers to default in the payment of their loans or causes loans to become impaired.
•	Enforcement of the Highlands Water Protection and Planning Act
•	Loss of key managers or employees.
•	Loss of major customers or failure to develop new customers.
•	A decrease in loan quality and loan origination volume.
•	An increase in non-performing loans.
•	A decline in the volume of increase in trust assets or deposits.

The Corporation assumes no responsibility to update such forward-looking statements in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Corporation’s Audited Consolidated Financial Statements included in the December 31, 2003 Annual Report on Form 10-K, contains a summary of the Corporation’s significant accounting policies.  Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s provision for loan losses.  Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectibility of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or New Jersey experience an adverse economic shock.  Future adjustments to the provision for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

OVERVIEW:  For the third quarter of 2004, the Corporation realized earnings of $0.42 per diluted share as compared to $0.34 per diluted share for the third quarter of 2003.  Net income of $3.5 million for the quarter was $651 thousand, or 22.6 percent higher, than the net income of $2.9 million for the same quarter last year.  Annualized return on average assets for the quarter was 1.37 percent and annualized return on average equity was 16.00 percent for the third quarter of 2004.

Net income was $10.0 million for the year to date ended September 30, 2004 as compared to $9.4 million for the same nine months last year.  The diluted earnings per share were $1.19 for the first nine months of the year as compared to $1.12 for the same period last year.  The year to date annualized return on average assets was 1.34 percent and annualized return on average equity was 15.29 percent for the nine months ended September 30, 2004.

EARNINGS ANALYSIS

NET INTEREST INCOME:  Net interest income, on a tax-equivalent basis, before the provision for loan losses, was $9.3 million for the third quarter of 2004, compared to $7.5 million for the same quarter of 2003, an increase of $1.7 million or 23.08 percent.  The increase in net interest income during the quarter was primarily the result of higher loan volume, higher rates earned on investments and lower rates paid on deposits, offset in part by lower rates earned on loans.  The net interest margin on a fully tax equivalent basis was 3.78 percent in the third quarter of 2004 as compared to 3.35 percent for the third quarter of 2003, an increase of 43 basis points.  When compared to the second quarter of 2004, net interest income increased $547 thousand, or 6.3 percent, from $8.7 million on a tax-equivalent basis.  The net interest margin, on a fully tax equivalent basis increased from 3.71 percent in the second quarter of 2004, to 3.78 percent in the third quarter of 2004.

In the third quarter of 2004, average interest-earning assets increased $83.0 million or 9.3 percent to $979.4 million as compared to $896.4 million for the same quarter in 2003.  This was due to the increase in average loan balances of $92.6 million offset in part by a decline in average investment security balances of $9.1 million.    The increase in loan balances during the third quarter of 2004 was the result of growth in residential real estate, commercial mortgage and commercial loans.  The majority of residential real estate loan origination was primarily due to the purchase of adjustable rate loans from a third-party mortgage origination entity.  All of the loans purchased are secured by properties located within the Bank’s market area.

Average interest-bearing liabilities increased $65.9 million or 9.2 percent to $784.0 million for the quarter ended September 30, 2004 from $718.1 million in the same period in 2003.  Average balances of interest-bearing checking accounts rose $32.1 million or 24.1 percent, money market accounts increased $26.6 million or 13.6 percent and average balances of savings accounts rose $6.8 million or 6.6 percent.  Average certificates of deposits declined $14.9 million, or 6.4 percent for the third quarter of 2004 when compared to the third quarter of 2003.  Federal Home Loan Bank advances averaged $68.5 million for the quarter ended September 30, 2004 as compared to $53.3 million for the quarter ended September 30, 2003.  Average demand deposits increased $12.1 million or 8.3 percent for the third quarter of 2004 as compared to the same quarter of 2003.

For the third quarter, average interest rates earned on interest-earning assets, on a tax-equivalent basis, rose 29 basis points to 4.81 percent, from the 4.52 percent earned in the same quarter of 2003.  In the third quarter of 2004, the average interest rates earned on loans declined 27 basis points to 5.68 percent, while the average interest rates earned on investment securities rose 59 basis points to 3.91 percent when compared with the same period in 2003. The average interest rate paid during the quarter on interest-bearing liabilities declined 16 basis points to 1.29 percent when compared to the third quarter of 2003.  The average rate paid on certificate of deposits in the third quarter of 2004 declined 38 basis points and average rates paid on money market accounts declined 10 basis points to 0.87 percent when compared with the same quarter in 2003.  This contributed to a lower cost of funds for the quarter of 1.07 percent as compared to the third quarter of 2003 of 1.20 percent.

For the nine months ended September 30, 2004, net interest income, on a tax-equivalent basis before the provision for loan losses, increased $3.0 million or 13.0 percent to $26.5 from $23.5 million for the same period of 2003.  The increase in net interest income was primarily the result of higher average balances of interest-earning assets and lower deposit rates paid, partially offset by an increase in the average balances of interest-bearing liabilities.  The net interest margin, on a fully tax equivalent basis, for the nine months ended September 30, 2004 was 3.78 percent as compared to 3.67 percent for the same period in 2003, an increase of 11 basis points.

Average earning assets increased $84.8 million or 9.9 percent for the year to date 2004, to $936.9 million.  Average loans for this period in 2004 increased to $457.8 million, an increase of $53.6 million or 13.3 percent over the nine months ended September 30, 2003.  Investment securities averaged $471.4 million and $440.6 million for the nine months ended September 30, 2004 and 2003, respectively, a $30.8 million or 7.0 percent increase.

Average interest-bearing liabilities for the first nine months in 2004 were $743.5 million compared to $684.6 million for the same period in 2003, an increase of $58.9 million or 8.6 percent.  Average money market balances accounted for over one-third of the increase, rising $24.9 million or 13.2 percent during the first nine months of 2004 to $214.1 million from $189.2 million during the same period of 2003.  Interest-bearing checking accounts averaged $153.3 million, growing $24.2 million, a 18.7 percent increase, due to the introduction of our Master Escrow Account, which is designed for those who act as agents in a fiduciary capacity for client or other third-party funds.  It is designed for entities that require sub-accounting, such as municipalities, assisted living communities, realtors, title companies and accountants.  Federal Home Loan Bank advances averaged $48.0 million for the nine months ended September 30, 2004 as compared to $30.8 million for the nine months ended September 30, 2003, a $17.2 million or 55.7 percent increase.  Partially offsetting these increases is the decline in average certificate of deposit balances of $13.8 million or 5.9 percent to $221.7 million.  Average demand deposits increased $20.2 million or 14.8 percent to $156.7 million year to date September 30, 2004 as compared to the same period in 2003.

Average interest rates, on a tax-equivalent basis, earned on interest earning assets was 4.76 percent for the nine-months ended September 30, 2004 as compared to 4.92 percent for the same period in 2003.  Year to date 2004, average rates earned on loans was 5.70 percent, a 57 basis point decline from the nine month 2003 average rates earned of 6.27 percent.  The average interest rates earned on investment securities in the nine months ended September 30, 2004, declined 17 basis points to 3.91 percent from 3.74 percent in the same period in 2003. The average interest rate paid on interest-bearing liabilities declined 31 basis points to 1.24 percent when compared to the same nine months of 2003.  The average rate paid on certificate of deposits declined 56 basis points to 2.12 percent year to date September 30, 2004, and average rates paid on money market accounts declined 26 basis points to 0.83 percent when compared with the same period in 2003.

The following tables reflect the components of net interest income for each of the three and nine months ended September 30, 2004 and 2003:

Average Balance Sheet
Unaudited
Quarters Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2004			September 30, 2003

	Average Balance	Income/ Expense	Yield	Average Balance	Income/ Expense	Yield

ASSETS:

Interest-Earning Assets:
Investments:
Taxable (1)	$427,945	$4,061	3.80%	$451,987	$3,595	3.18%
Tax-Exempt (1) (2)	46,753	582	4.98	31,840	418	5.26
Loans (2) (3)	502,552	7,133	5.68	409,935	6,098	5.95
Federal Funds Sold	1,475	5	1.36	1,784	4	0.90
Interest-Earning Deposits	715	2	1.12	879	2	0.91

Total Interest-Earning Assets	979,440	$11,783	4.81%	896,425	$10,117	4.52%

Noninterest-Earning Assets:
Cash and Due from Banks	19,969			19,147
Allowance for Loan Losses	(5,769)			(5,200)
Premises and Equipment	18,242			14,890
Other Assets	23,407			27,660

Total Noninterest-Earning Assets	55,849			56,497

Total Assets	$1,035,289			$952,922

LIABILITIES:

Interest-Bearing Deposits
Checking	$165,293	$279	0.68%	$133,189	$154	0.46%
Money Markets	66,220	117	0.71	59,153	123	0.83
Tiered Money Markets	155,854	367	0.94	136,284	353	1.04
Savings	109,557	169	0.62	102,738	164	0.64
Certificates of Deposit	218,611	1,183	2.16	233,525	1,482	2.54

Total Interest-Bearing Deposits	715,535	2,115	1.18	664,889	2,276	1.37
Borrowings	68,474	410	2.40	53,255	322	2.42

Total Interest-Bearing Liabilities	784,009	2,525	1.29	718,144	2,598	1.45

Noninterest Bearing Liabilities

Demand Deposits	157,508			145,377
Accrued Expenses and Other Liabilities	5,409			7,446

Total Noninterest-Bearing Liabilities	162,917			152,823
Shareholders’ Equity	88,363			81,955

Total Liabilities and Shareholders’ Equity	$1,035,289			$952,922

Net Interest Income (tax-equivalent basis)		9,258			7,519
Net Interest Spread			3.52%			3.07%

Net Interest Margin (4)			3.78%			3.35%

Tax equivalent adjustment		(236)			(170)

Net Interest Income		$9,022			$7,349

(1) Average balances for available-for-sale securities are based on amortized cost.

(2) Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.

(3) Loans are stated net of unearned income and include non-accrual loans.

(4) Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet
Unaudited
Year-to-Date
(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2004			September 30, 2003

	Average Balance	Income/ Expense	Yield	Average Balance	Income/ Expense	Yield

ASSETS:

Interest-Earning Assets:
Investments:
Taxable (1)	$429,385	$12,234	3.80%	$414,189	$11,248	3.62%
Tax-Exempt (1) (2)	42,018	1,606	5.09	26,376	1,116	5.64
Loans (2) (3)	457,791	19,561	5.70	404,175	19,005	6.27
Federal Funds Sold	5,841	43	0.98	6,742	60	1.19
Interest-Earning Deposits	1,905	15	1.05	698	5	0.99

Total Interest-Earning Assets	936,940	$33,459	4.76%	852,180	$31,434	4.92%

Noninterest-Earning Assets:
Cash and Due from Banks	19,483			18,900
Allowance for Loan Losses	(5,640)			(5,044)
Premises and Equipment	17,255			14,698
Other Assets	25,825			28,564

Total Noninterest-Earning Assets	56,923			57,118

Total Assets	$993,863			$909,298

LIABILITIES:

Interest-Bearing Deposits
Checking	$153,285	$629	0.55%	$129,128	$493	0.51%
Money Markets	65,926	311	0.63	63,742	453	0.95
Tiered Money Markets	148,167	1,013	0.91	125,463	1,089	1.16
Savings	106,393	493	0.62	99,935	604	0.81
Certificates of Deposit	221,711	3,531	2.12	235,526	4,729	2.68

Total Interest-Bearing Deposits	695,482	5,977	1.15	653,794	7,368	1.50
Borrowings	48,017	953	2.64	30,831	580	2.51

Total Interest-Bearing Liabilities	743,499	6,930	1.24	684,625	7,948	1.55

Noninterest Bearing Liabilities
Demand Deposits	156,740			136,494
Accrued Expenses and Other Liabilities	6,188			7,765

Total Noninterest-Bearing Liabilities	162,928			144,259
Shareholders’ Equity	87,436			80,414

Total Liabilities and Shareholders’ Equity	$993,863			$909,298

Net Interest Income (tax-equivalent basis)		26,529			23,486
Net Interest Spread			3.52%			3.37%

Net Interest Margin (4)			3.78%			3.67%

Tax equivalent adjustment		(650)			(455)

Net Interest Income		$25,879			$23,031

(1) Average balances for available-for-sale securities are based on amortized cost.

(2) Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.

(3) Loans are stated net of unearned income and include non-accrual loans.

(4) Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME:  For the third quarter 2004, other income was $2.48 million as compared to $2.51 million in the same period a year ago.  Income from PGB Trust and Investments, the Bank’s trust division, was $1.67 million, an increase of $308 thousand or 22.7 percent over last year’s third quarter.  This increase was primarily due to an increase in trust assets under management.  Service charges and fees increased from $415 thousand in the third quarter of 2003 to $435 thousand for the same quarter this year.

Other income for the first nine months of 2004 was $8.02 million as compared to $7.92 million for the same nine months of 2003.  Trust income increased to $5.14 million from $4.42 million, year to date September 30, 2004 to 2003, respectively, a $719 thousand or 16.3 percent increase.  The market value of trust assets under management was $1.56 billion at September 30, 2004, an increase of $214 million, or 15.9% over the previous year.  Income from service charges and fees remained constant at $1.26 million.

Security gains were $12 thousand in the third quarter of 2004 as compared to $400 thousand for the same quarter of 2003.  Security gains declined $615 thousand to $612 thousand for the nine months ended September 30, 2004 when compared to the same period in 2003.  In 2003, the Corporation took advantage of the historically low interest rate environment and sold securities and recognized gains.

The following table presents the components of other income for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2004	2003	2004	2003

Trust department income	$1,666	$1,358	$5,141	$4,422
Service charges	435	415	1,259	1,251
Bank owned life insurance	185	217	599	661
Safe deposit rental fees	64	62	179	173
Other non-interest income	84	41	168	132
Fees for other services	29	21	57	57
Securities gains	12	400	612	1,227

Total other income	$2,475	$2,514	$8,015	$7,923

OTHER EXPENSES:  For the third quarter of 2004, other expenses increased $621 thousand or 11.2 percent to $6.14 million compared to $5.52 million for the third quarter of 2003.  Salaries and benefits expense during the third quarter of 2004 were $3.64 million as compared to $3.31 million for the third quarter of 2003, an increase of $332 thousand or 10.0 percent.  Normal salary increases as well as additions to staff due to branch expansion and the related benefits costs account for the increase.  For the third quarter, occupancy expenses increased $207 thousand to $1.42 million as compared to $1.21 million for the same quarter of 2003.  In the past year, occupancy expenses have increased due to the investment in two new branches and a new operations center.  New branches are our primary source of future growth and profitability.

For the nine months ended September 30, 2004, other expenses increased $2.09 million or 12.6 percent to $18.69 million.  Salary and benefit expense and occupancy costs were the primary reasons for the higher level of other expenses.  Salaries and benefits rose $956 thousand or 9.7 percent while occupancy costs rose $770 thousand or 22.5 percent when compared to the nine months ended September 30, 2003.  Salaries and benefits expense rose due to additions to staff, merit increases and the related benefits costs while the increases in premises and equipment expense are due to investments in future growth in the form of new branches and a new operations center.

The following table presents the components of other expense for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2004	2003	2004	2003

Salaries and employee benefits	$3,638	$3,306	$10,858	$9,902
Premises and equipment	1,420	1,213	4,186	3,416
Advertising	110	109	439	343
Stationery and supplies	141	102	408	365
Professional fees	120	95	371	418
Telephone	113	101	356	278
Trust department expense	103	107	296	367
Postage	70	70	250	247
Deferred Loan Origination Costs	(168)	(155)	(351)	(452)
Other expense	595	573	1,872	1,710

Total other expense	$6,142	$5,521	$18,685	$16,594

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets.  These assets totaled $289 thousand and $228 thousand at September 30, 2004 and 2003, respectively.  Loans past due in excess of 90 days and still accruing are in the process of collection and are considered well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

	September 30,
(In thousands)	2004	2003

Other real estate owned	$—	$—
Loans past due in excess of 90 days and still accruing	188	65
Non-accrual loans	101	163

Total non-performing assets	$289	$228

Non-performing loans as a% of total loans	0.05%	0.06%
Non-performing assets as a% of total
Loans plus other real estate owned	0.05%	0.06%
Allowance as a% of loans	1.07%	1.30%

PROVISION FOR LOAN LOSSES:  The provision for loan losses was $150 thousand for both the third quarters of 2004 and 2003. For the nine months ended September 30, 2004 and 2003, the provision for loan losses was $450 thousand. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.

For the third quarter of 2004, net charge-offs were $4 thousand as compared to net recoveries of $2 thousand during the third quarter of 2003.  Net charge-offs for the first nine months of 2004 were $65 thousand as compared to net recoveries for the same period of 2003 of $29 thousand.

A summary of the allowance for loan losses for the nine-month period ended September 30, follows:

(In thousands)	2004	2003

Balance, January 1,	$5,467	$4,798
Provision charged to expense	450	450
Loans charged off	(77)	(24)
Recoveries	12	53

Balance, September 30,	$5,852	$5,277

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 32.1 percent and 31.2 percent for the three months ended September 30, 2004 and 2003, respectively.  On a year to date basis, income tax expense as a percentage of pre-tax income was 32.1 percent in 2004 and 32.2 percent in 2003.

CAPITAL RESOURCES:The Corporation is committed to maintaining a strong capital position.  At September 30, 2004, total shareholders’ equity, including net unrealized losses on securities available for sale, was $92.7 million, representing an increase over total shareholders’ equity recorded at December 31, 2003, of $7.6 million or 9.0 percent.  The Federal Reserve Board has adopted risk-based capital guidelines for banks.  The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent.  Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles.  The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss.  At September 30, 2004, the Corporation’s Tier 1 Capital and Total Capital ratios were 19.59 percent and 20.86 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines.  These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating.  All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points.  The Corporation’s leverage ratio at September 30, 2004, was 9.08 percent.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations.  Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management’s opinion is that the Corporation’s liquidity position is sufficient to meet future needs.  Cash and cash equivalents, interest earning deposits and federal funds sold totaled $26.3 million at September 30, 2004.  In addition, the Corporation has $351.6 million in securities designated as available for sale.  These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below.  Book value as of September 30, 2004, of investment securities and securities available for sale maturing within one year amounted to $16.8 million and $3.9 million, respectively.

The primary source of funds available to meet liquidity needs is the Corporation’s core deposit base, which excludes certificates of deposit greater than $100 thousand.  As of September 30, 2004, core deposits equaled $815.6 million.

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

I TEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2004).

I TEM 4.  Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Corporation’s management, have evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

The Corporation’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, control may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

P ART II.  OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2004	—	$—	—	—
August 1-31, 2004	2,926	26.36	—	—
September 1-30, 2004	1,110	30.29	—	—

Total	4,036	$27.44	—	—

All share and per share amounts have been restated to reflect the 10 percent stock dividend declared September 9, 2004.

Note:  The Corporation has no repurchase plan or program.  All shares listed above are added to treasury stock through the cashless exercise of employee and director stock options as allowed in the Stock Option Plans.

ITEM 6. Exhibits
a. Exhibits

3	Articles of Incorporation and By-Laws:
A.

Restated Certificate of Incorporation as in effect on the date of this filing is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

	B.	By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

31.1	Certification of Frank A. Kissel, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Arthur F. Birmingham, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 5, 2004	By:

FRANK A. KISSEL
Chairman of the Board and Chief Executive Officer

DATE: November 5, 2004	By:

ARTHUR F. BIRMINGHAM
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

3	Articles of Incorporation and By-Laws:
A.

Restated Certificate of Incorporation as in effect on the date of this filing is incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

	B.	By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

31.1	Certification of Frank A. Kissel, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Arthur F. Birmingham, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002, signed by Frank A. Kissel, Chief Executive Officer of the Corporation, and Arthur F. Birmingham, Chief Financial Officer of the Corporation.