Form 10-K
period 2004-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2005-03-11
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004      Commission File No. 000-23537
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K X.
         ---

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-d). Yes X  No   .
                                        ---   ---

The aggregate market value of the shares held by unaffiliated stockholders was approximately $224,422,143 on June 30, 2004.

As of February 28, 2005, 8,265,418 shares of no par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's 2004 Annual Report (the "2004 Annual Report") and Definitive Proxy Statement for the Corporation's 2005 Annual Meeting of Shareholders (the "2005 Proxy Statement") are incorporated by reference into Parts II and III.

                                    FORM 10-K
                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      For the Year Ended December 31, 2004

                                Table of Contents
                                -----------------

PART I
Item 1.    Business...............................................................................................3

Item 2.    Properties.............................................................................................7

Item 3.    Legal Proceedings......................................................................................7

Item 4.    Submission of Matters to a Vote of Security Holders....................................................7

Item 4A.   Executive Officers of the Registrant...................................................................7

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
           of Equity Securities ..................................................................................8

Item 6.    Selected Financial Data................................................................................9

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..................9

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk..............................................9

Item 8.    Financial Statements and Supplementary Data............................................................9

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................9

Item 9A.   Controls and Procedures................................................................................9

Item 9B.   Other Information.....................................................................................10

PART III

Item 10.   Directors and Executive Officers of the Registrant....................................................10

Item 11.   Executive Compensation................................................................................10

Item 12.   Security Ownership of Certain Beneficial Owners and Management........................................10

Item 13.   Certain Relationships and Related Transactions........................................................10

Item 14.   Principal Accounting Fees and Services................................................................10

PART IV

Item 15.   Exhibits and Financial Statement Schedules............................................................11

           Signatures............................................................................................12

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

o     Unexpected loan prepayment volume.

o     Decline in the levels of loan quality and origination volume.

o     Decline in the volume of increase in trust assets or deposits.

The Corporation assumes no responsibility to update such forward-looking statements in the future.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

                                 The Corporation

Peapack-Gladstone Financial Corporation (the "Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Corporation was organized under the laws of New Jersey in August, 1997, by the Board of Directors of Peapack-Gladstone Bank (the "Bank"), its principal subsidiary, to become a holding company for the Bank. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. Deposits of the Bank are insured for up to $100,000 per depositor by the Bank Insurance Fund administered by the FDIC. The Bank is a member of the Federal Reserve System. The Bank offers financial services through 18 full-service banking offices, and one mini-branch. The Bank maintains eight branches and one auxiliary office in Somerset County, three in Hunterdon County and seven in Morris County.

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

In addition to commercial lending activities, the Bank offers a wide range of consumer banking services, including: checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts held in certificates of deposit. The Bank also offers residential and construction mortgages, home equity lines of credit and other second mortgage loans. For children, the Bank offers a special pony club savings account. New Jersey Consumer Checking Accounts are offered to low income customers. In addition, the Bank provides foreign and domestic travelers' checks, personal money orders, cashier's checks and wire transfers. Automated teller machines are available at eighteen (18) locations. Via the automatic teller machine access card issued by the Bank, customers may pay for commodities at point-of-sale merchant locations. Internet banking is available to customers including an on-line bill payment option. The Corporation has no foreign operations.

The Bank has a Trust and Investment Department, PGB Trust and Investments, which offers personal investment management services, personal trust administration services, estate settlement, income tax services, custodial services and other financial planning services. Since its inception in 1972, trust assets (book value) have increased to $1.19 billion.

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, available on its website at www.pgbank.com.
                  --------------

                                    Employees

As of December 31, 2004, the Corporation employed 219 full-time equivalent persons. Management considers relations with employees to be satisfactory.

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

The Bank has expanded its service areas from one office in 1968 to the present 18 full-service banking locations and one mini-branch location by steadily opening new branches. All of the communities that the Bank serves are demographically similar and contiguous to the main office.

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

                              Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At December 31, 2004, the Corporation's Tier 1 Capital and Total Capital ratios were 19.02% and 20.25%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 2004 was 9.18%.

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

o a report of management on the issuer's internal control over financial reporting;

o auditor attestation report on management's assessment of internal control over financial reporting;

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

Item 2. DESCRIPTION OF PROPERTY

The Corporation owns seven branches and leases 12 branches. The Corporation also owns two properties adjacent to the Main Office in Peapack-Gladstone. The Corporation leases an administrative and operations office building in Peapack-Gladstone and a data center in Bedminster Township.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

           Name                Age         Executive Officer Since                              Office
---------------------------------------------------------------------------------------------------------------------------
Frank A. Kissel                 54                  1989               Chairman and Chief Executive Officer
Craig S. Spengeman              49                  1993               President, PGB Trust and Investments
Robert M. Rogers                46                  1992               President and Chief Operating Officer
Arthur F. Birmingham            53                  1996               Executive Vice President and Chief Financial Officer
Garrett P. Bromley              60                  1997               Executive Vice President and Chief Credit Officer

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of Peapack-Gladstone Financial Corporation is traded on the American Stock Exchange under the symbol of PGC. The following table sets forth, for the periods indicated, the reported high and low sale prices on known trades and cash dividends declared per share by the Corporation.

                                                                  DIVIDEND
2004                    HIGH                   LOW                PER SHARE
                     -----------           -----------          ------------
1st QUARTER          $    31.55            $    27.73           $     0.100
2nd QUARTER               32.27                 25.35                 0.100
3rd QUARTER               31.09                 26.09                 0.110
4th QUARTER               33.00                 28.75                 0.110

                                                                 DIVIDEND
2003                   HIGH                   LOW                PER SHARE
                     -----------           -----------          ------------
1st QUARTER          $    28.35            $    20.66           $     0.090
2nd QUARTER               29.99                 20.67                 0.090
3rd QUARTER               30.79                 25.74                 0.100
4th QUARTER               30.23                 27.06                 0.100

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

On December 31, 2004, the last reported sale price of the Common Stock was $31.55. Also, on February 28, 2005, there were approximately 869 shareholders of record.


                                          Issuer Purchases of Equity Securities
                                          -------------------------------------
                                                              Total Number of Shares     Maximum Number of
                             Total Number       Weighted        Purchased as Part of   Shares that May Yet be
                              of Shares     Average Price       Publicly Announced      Purchased Under the
           Period             Purchased     Paid per Share       Plans or Programs        Plans or Programs
           ------             ---------     --------------       -----------------        -----------------
     October 1-31, 2004         1,422         $  30.00                      --                     --
    November 1-30, 2004         1,343            31.18                      --                     --
    December 1-31, 2004            --               --                      --                     --
                              -------         --------               ---------              ---------
           Total                2,765         $  30.57                      --                     --
                              =======         ========               =========              =========

Note: The Corporation has no repurchase plan or program. All shares listed above are added to treasury stock through the cashless exercise of employee and director stock options as allowed in the Stock Option Plans.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth in the 2004 Annual Report under the heading "Selected Consolidated Financial Data" is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 2004 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 2004 Annual Report under the heading "Market Risk Sensitive Instruments" is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 2004 Annual Report, together with the report thereon by KPMG LLP and the Notes to the Consolidated Financial Statements, are incorporated herein by reference.

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

The Corporation's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting during the fourth quarter of 2004.

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

Management's Report on Internal Control over Financial Reporting is included in the 2004 Annual Report and is incorporated herein by reference.

Item 9B. OTHER INFORMATION

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Director Information," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2005 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2005 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows information for all equity compensation plans:

                                                                                                   NUMBER OF SECURITIES
                                                                                                   REMAINING AVAILABLE
                                                                                                   FOR FUTURE ISSUANCE
                                  NUMBER OF SECURITIES                                                 UNDER EQUITY
                                   TO BE ISSUED UPON               WEIGHTED-AVERAGE                 COMPENSATION PLANS
                                      EXERCISE OF                  EXERCISE PRICE OF              (EXCLUDING SECURITIES
       PLAN CATEGORY            OUTSTANDING OPTIONS (a)         OUTSTANDING OPTIONS (b)        REFLECTED IN COLUMN (a) (c)
-------------------------------------------------------------------------------------------------------------------------------
EQUITY
COMPENSATION
PLANS APPROVED
BY SECURITY
HOLDERS                                         681,538                          $21.08                             90,123
                             --------------------------------------------------------------------------------------------------

EQUITY
COMPENSATION
PLANS NOT
APPROVED BY
SECURITY HOLDERS                                    N/A                             N/A                                N/A
                             --------------------------------------------------------------------------------------------------
     TOTAL                                      681,538                          $21.08                             90,123
                             ==================================================================================================

The information set forth under the captions "Beneficial Ownership of Common Stock" and "Stock Ownership of Directors and Executive Officers" in the 2005 Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in the 2005 Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions "Independent Registered Public Accounting Firm" and "Audit Committee Pre-approval Procedures" in the 2005 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements and Schedules:

Those portions of the 2004 Annual Report attached hereto as Exhibit 13 contain the financial statements incorporated herein by reference.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the 2004 Annual Report.

(10)  Exhibits

      (3)   Articles of Incorporation and By-Laws:

            A. Restated Certificate of Incorporation as in effect on the date of this filing is incorporated herein by reference to Exhibit
                  3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

            B. By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to Exhibit 3.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

      (10)  Material Contracts:

            A. Peapack-Gladstone Financial Corporation 1998 Stock Option Plan and 1998 Stock Option Plan for Outside Directors are
                  incorporated by reference to Exhibit 10 (B) of the Registrant's Form 10-K Annual Report for the year ended December 31, 2003.

            B. Peapack-Gladstone Financial Corporation 2002 Long-Term Stock Incentive Plan and 2002 Stock Option Plan for Outside Directors are incorporated by reference to Exhibit 10 (E) of the Registrant's Form 10-K Annual Report for the year ended December 31, 2003.

            C. "Employment Agreements" dated as of May 13, 2002 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman, Robert M. Rogers and Arthur F. Birmingham are incorporated by reference to Exhibit 10 (A), Exhibit 10 (B),
                  Exhibit 10 (C) and Exhibit 10 (D) of the Registrant's Quarterly Report Form 10-Q for the quarter ended June 30,
                  2002. These employment agreements were extended, in their original form, until June 30, 2005 and are incorporated by reference to Exhibit 10.1 of the Registrant's Report on Form 8-K filed with the Commission on January 3, 2005.

            D. "Employment Agreement dated as of January 1, 2003 by and among the Corporation, the Bank and Garrett P. Bromley is incorporated by reference to Exhibit 10 (A) of the Registrant's Quarterly Report Form 10-Q for the quarter ended March 31, 2003.

            E. "Amended and Restated Change in Control Agreements" dated as of December 11, 2003 by and among the Corporation, the Bank and Frank A. Kissel, Robert M. Rogers, Craig C. Spengeman, Arthur F. Birmingham and Garrett P. Bromley are incorporated by reference to Exhibit 10 (H) of the Registrant's Form 10-K Annual Report for the year ended December 31, 2003.

            F. "Split Dollar Plan for Senior Management" dated as of September 7, 2001 for Frank A. Kissel, Robert M. Rogers, Craig
                  C. Spengeman, Arthur F. Birmingham and Garrett P. Bromley is incorporated by reference to Exhibit 10 (I) of the Registrant's Form 10-K Annual Report for the year ended December 31, 2003.

            G.    "Directors'  Retirement  Plan"  dated as of March 31,  2001 is incorporated by reference to Exhibit 10 (J) of the Registrant's Form 10-K Annual Report for the year ended December 31, 2003.

            H.    "Directors'  Deferral  Plan"  dated  as of March  31,  2001 is incorporated by reference to Exhibit 10 (K) of the Registrant's Form 10-K Annual Report for the year ended December 31, 2003.

             I.   Additional bonuses paid to executive officers under employment
                  agreements,   incorporated   herein   by   reference   to  the
                  Registrant's Report on Form 8-K filed on January 3, 2005.

      (13)   Annual Report to Shareholders

      (21)   List of Subsidiaries:

                 (a) Subsidiaries of the Corporation:

                                                                                    Percentage of Voting
                                                              Jurisdiction           Securities Owned by
                                  Name                      of Incorporation              the Parent
                     ------------------------------------------------------------------------------------
                     Peapack-Gladstone Bank                    New Jersey                   100%

                 (b) Subsidiaries of the Bank:

                                  Name
                     -----------------------------------

                     Peapack-Gladstone Investment
                     Company, Inc.                             New Jersey                   100%
                     Peapack-Gladstone Financial
                     Services, Inc. (Inactive)                 New Jersey                   100%

                (c)  Subsidiaries of Peapack-Gladstone Investment Company, Inc.:

                                  Name
                     -----------------------------------

                     Peapack-Gladstone Mortgage Group,          New Jersey                  100%
                     Inc.

      (23)   Consents of Experts:

             Consent of KPMG LLP

      (31.1) Certification  of Frank  A.  Kissel,  Chief  Executive  Officer  of
             Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (31.2) Certification of Arthur F. Birmingham,  Chief Financial  Officer of
             Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      (32) Certification of Frank A. Kissel, Chief Executive Officer of Peapack-Gladstone and Arthur F. Birmingham, Chief Financial Officer of Peapack-Gladstone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                  (Registrant)


                                By FRANK A. KISSEL
                                  ----------------
                                Frank A. Kissel, Chairman of the Board

                                Dated March 11, 2005
                                      --------------

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

            Signature                                                                           Date
            ---------                                                                           ----
 T. LEONARD HILL                                                                            March 11, 2005
---------------------------------------------------------------------------
T. Leonard Hill, Director


 FRANK A. KISSEL                                                                            March 11, 2005
---------------------------------------------------------------------------
Frank A. Kissel, Chairman of the Board and CEO


 ARTHUR F. BIRMINGHAM                                                                       March 11, 2005
---------------------------------------------------------------------------
Arthur F. Birmingham, Executive Vice President and CFO
(Principal Financial and Accounting Officer)


 ANTHONY J. CONSI II                                                                        March 11, 2005
---------------------------------------------------------------------------
Anthony J. Consi II, Director


 PAMELA HILL                                                                                March 11, 2005
---------------------------------------------------------------------------
Pamela Hill, Director


 JOHN D. KISSEL                                                                             March 11, 2005
---------------------------------------------------------------------------
John D. Kissel, Director


 JAMES R. LAMB                                                                              March 11, 2005
---------------------------------------------------------------------------
James R. Lamb, Director


 EDWARD A. MERTON                                                                           March 11, 2005
---------------------------------------------------------------------------
Edward A. Merton, Director


 F. DUFFIELD MEYERCORD                                                                      March 11, 2005
---------------------------------------------------------------------------
F. Duffield Meyercord, Director


 JOHN R. MULCAHY                                                                            March 11, 2005
---------------------------------------------------------------------------
John R. Mulcahy, Director


 ROBERT M. ROGERS                                                                           March 11, 2005
---------------------------------------------------------------------------
Robert M. Rogers, Director, President and COO


 PHILIP W. SMITH III                                                                        March 11, 2005
---------------------------------------------------------------------------
Philip W. Smith III, Director


 CRAIG C. SPENGEMAN                                                                         March 11, 2005
---------------------------------------------------------------------------
Craig C. Spengeman, Director, President, PGB Trust and Investments


  JACK D. STINE                                                                             March 11, 2005
---------------------------------------------------------------------------
Jack D. Stine, Director