Form 10-Q
period 2005-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2005-05-09
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

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

Yes |X| No |_|.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|.

         Number of shares of Common Stock outstanding as of May 2, 2005:
                                    8,299,000

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          PART 1 FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited):
         Consolidated Statements of Condition March 31, 2005 and
         December 31, 2004                                               Page 3
         Consolidated Statements of Income for the three months ended
         March 31, 2005 and 2004                                         Page 4
         Consolidated Statements of Changes in Shareholders' Equity
         for the three months ended March 31, 2005 and 2004              Page 5
         Consolidated Statements of Cash Flows for the three months
         ended March 31, 2005 and 2004                                   Page 6
         Notes to the Consolidated Financial Statements                  Page 7
Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       Page 9
Item 3   Quantitative and Qualitative Disclosures about Market Risk      Page 14
Item 4   Controls and Procedures                                         Page 15

                            PART 2 OTHER INFORMATION

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds     Page 15
Item 5   Other Information                                               Page 15
Item 6   Exhibits                                                        Page 16

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                              March 31,      December 31,
                                                                2005             2004
                                                             -----------     ------------
ASSETS
Cash and due from banks                                      $    23,346     $    15,631
Federal funds sold                                                   915             101
                                                             -----------     -----------
  Total cash and cash equivalents                                 24,261          15,732

Interest-earning deposits                                            674             786

Investment Securities (approximate market value
   $85,526 in 2005 and $87,544 in 2004)                           85,824          87,128

Securities Available for Sale                                    370,986         354,186

Loans:
Loans secured by real estate                                     583,377         541,460
Other loans                                                       30,796          30,704
                                                             -----------     -----------
   Total loans                                                   614,173         572,164
     Less: Allowance for loan losses                               6,161           6,004
                                                             -----------     -----------
   Net loans                                                     608,012         566,160

Premises and equipment, net                                       20,031          20,163
Accrued interest receivable                                        5,372           4,375
Cash surrender value of life insurance                            17,426          17,253
Other assets                                                       3,629           1,612
                                                             -----------     -----------
      TOTAL ASSETS                                           $ 1,136,215     $ 1,067,395
                                                             ===========     ===========

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                        $   184,587     $   162,275
  Interest-bearing deposits:
     Checking                                                    202,443         194,669
     Savings                                                     104,603         106,576
     Money market accounts                                       238,624         227,944
     Certificates of deposit over $100,000                        76,613          74,005
     Certificates of deposit less than $100,000                  179,812         170,197
                                                             -----------     -----------
Total deposits                                                   986,682         935,666
Borrowed Funds                                                    49,727          33,394
Accrued expenses and other liabilities                             5,535           3,666
                                                             -----------     -----------
     TOTAL LIABILITIES                                         1,041,944         972,726
                                                             -----------     -----------

SHAREHOLDERS' EQUITY
Common stock (no par value; stated value $0.83
per share; authorized 20,000,000 shares; issued shares,
8,424,783 at March 31, 2005 and 8,393,625 at December 31,
2004; outstanding shares, 8,270,224 at
March 31, 2005 and 8,246,042 at December 31, 2004)                 7,020           6,994
Surplus                                                           88,358          87,991
Treasury Stock at cost, 154,559 shares in 2005
 and 147,583 shares in 2004                                       (3,076)         (2,867)
Retained Earnings                                                  3,907           1,113
Accumulated other comprehensive (loss)/income, net of
income tax                                                        (1,938)          1,438
                                                             -----------     -----------
      TOTAL SHAREHOLDERS' EQUITY                                  94,271          94,669
                                                             -----------     -----------
      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $ 1,136,215     $ 1,067,395
                                                             ===========     ===========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                         2005           2004
                                                     -----------    -----------
INTEREST INCOME
Interest and fees on loans                           $     8,274    $     6,140
Interest on investment securities:
     Taxable                                                 498            756
     Tax-exempt                                              276            205
Interest on securities available for sale:
     Taxable                                               3,505          3,303
     Tax-exempt                                               90             91
Interest-earning deposits                                     10             11
Interest on federal funds sold                                 3             16
                                                     -----------    -----------
Total interest income                                     12,656         10,522

INTEREST EXPENSE
Interest on savings and interest-bearing deposit
   accounts                                                1,559            716
Interest on certificates of deposit over $100,000            498            315
Interest on other time deposits                            1,135            859
Interest on borrowed funds                                   437            269
                                                     -----------    -----------
Total interest expense                                     3,629          2,159
                                                     -----------    -----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                             9,027          8,363

Provision for loan losses                                    150            150
                                                     -----------    -----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                             8,877          8,213
                                                     -----------    -----------

OTHER INCOME
Service charges and fees                                     465            398
Trust department income                                    2,013          1,683
Securities gains                                             298            193
Bank owned life insurance                                    197            219
Other income                                                 177            127
                                                     -----------    -----------
     Total other income                                    3,150          2,620

OTHER EXPENSES
Salaries and employee benefits                             3,652          3,463
Premises and equipment                                     1,566          1,315
Other expense                                              1,337          1,261
                                                     -----------    -----------
Total other expenses                                       6,555          6,039
                                                     -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE                           5,472          4,794
Income tax expense                                         1,769          1,513
                                                     -----------    -----------
     NET INCOME                                      $     3,703    $     3,281
                                                     ===========    ===========
EARNINGS PER SHARE
Basic                                                $      0.45    $      0.40
Diluted                                              $      0.44    $      0.39

Average basic shares outstanding                       8,261,692      8,167,137
Average diluted shares outstanding                     8,405,073      8,391,563

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                            2005         2004
                                                          --------     --------

Balance, Beginning of Period                              $ 94,669     $ 85,054

Comprehensive income:

     Net Income                                              3,703        3,281

     Unrealized holding (losses)/gains on securities
         arising during the period, net of tax              (3,182)       1,576
     Less:  Reclassification adjustment for gains
          included in net income, net of tax                   194          125
                                                          --------     --------
                                                            (3,376)       1,451
                                                          --------     --------
     Total Comprehensive income                                327        4,732

Common Stock Options Exercised                                 243          279

Purchase of Treasury Stock                                    (209)        (186)

Cash Dividends Declared                                       (909)        (671)

Tax Benefit on Disqualifying and Nonqualifying
  Exercise of Stock Options                                    150           94
                                                          --------     --------

Balance, March 31,                                        $ 94,271     $ 89,302
                                                          ========     ========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             2005        2004
                                                           --------    --------
OPERATING ACTIVITIES:
Net Income:                                                $  3,703    $  3,281
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                    474         391
Amortization of premium and accretion of
   discount on securities, net                                  310         371
Provision for loan losses                                       150         150
Gains on security sales                                        (298)       (193)
Gain on loans sold                                               (7)         --
Gain on disposal of fixed assets                                (10)         --
Tax benefit on stock option exercises                           150          94
Increase in cash surrender value of life insurance, net        (173)       (198)
Increase in accrued interest receivable                        (997)       (558)
Increase in other assets                                       (755)     (2,000)
Increase in accrued expenses and other liabilities            2,682         811
                                                           --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                  5,229       2,149
                                                           --------    --------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities             7,109       5,079
Proceeds from maturities of securities available
   for sale                                                   8,173       7,974
Proceeds from calls of investment securities                  3,185         235
Proceeds from calls of securities available for sale          2,000      22,101
Proceeds from sales of securities available for sale          1,489      10,131
Purchase of investment securities                            (9,073)     (2,617)
Purchase of securities available for sale                   (33,845)    (48,033)
Net decrease in short-term investments                          112      30,228
Proceeds from sales of loans                                    607          --
Purchase of loans                                           (28,972)         --
Net increase in loans                                       (13,630)     (2,690)
Purchases of premises and equipment                            (353)     (2,079)
Disposal of premises and equipment                               21          --
                                                           --------    --------
   NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES      (63,177)     20,329
                                                           --------    --------

FINANCING ACTIVITIES:
Net increase in deposits                                     51,016       1,034
Net increase in short-term borrowings                        16,750          --
Repayments of long-term debt                                   (417)       (405)
Cash dividends paid                                            (906)       (742)
Exercise of stock options                                       243         279
Purchase of Treasury Stock                                     (209)       (186)
                                                           --------    --------
   NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES       66,477         (20)
                                                           --------    --------

Net increase in cash and cash equivalents                     8,529      22,458
Cash and cash equivalents at beginning of period             15,732      22,695
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 24,261    $ 45,153
                                                           ========    ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                $  3,469    $  2,202
   Income taxes                                                 943          --

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2004 for Peapack-Gladstone Financial Corporation (the "Corporation").

Principles of Consolidation: The Corporation considers that all adjustments (all of which are normal recurring accruals) necessary for a fair presentation of the statement of the financial position and results of operations in accordance with U.S. generally accepted accounting principles for these periods have been made. Results for such interim periods are not necessarily indicative of results for a full year.

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

Stock Option Plans: At March 31, 2005, the Corporation had stock-based employee and non-employee director compensation plans. The Corporation accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share for the periods indicated if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                             Three Months Ended
                                                                  March 31,
(In Thousands Except per Share Data)                          2005        2004
                                                            --------    --------
Net Income:
   As Reported                                              $  3,703    $  3,281
   Less: Total Stock-Based Compensation Expense
     Determined under the Fair Value Based Method
     on all Stock Options, Net of Related Tax Effects             98       1,261
                                                            --------    --------
   Pro Forma                                                $  3,605    $  2,020
Earnings Per Share:
   As Reported
   Basic                                                    $   0.45    $   0.40
   Diluted                                                  $   0.44    $   0.39
   Pro Forma
   Basic                                                    $   0.44    $   0.25
   Diluted                                                  $   0.43    $   0.24

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

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the three months ended March 31, 2005 and 2004 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses. Total comprehensive income for the three months ended March 31, 2005 and 2004 was $327 thousand and $4.7 million, respectively.

2. BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees.

The net periodic expense for the three months ended March 31 included the following components:

                                                           Three Months Ended
                                                                March 31,
(In Thousands)                                              2005         2004
                                                          --------     --------
Service Cost                                              $    351     $    274
Interest Cost                                                  146          126
Expected Return on Plan Assets                                (133)        (117)
Amortization of:
   Net Loss                                                     17            6
   Unrecognized Prior Service Cost                              --            1
   Unrecognized Remaining Net Assets                            (2)          (2)
                                                          --------     --------
Net Periodic Benefit Cost                                 $    379     $    288
                                                          ========     ========

As previously disclosed in the financial statements for the year ended December 31, 2004, the Corporation expects to contribute $1.3 million to its pension plan in 2005. As of March 31, 2005, contributions of $318 thousand had been made in the current year.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Corporation's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Audited Consolidated Financial Statements included in the December 31, 2004 Annual Report on Form 10-K, contains a summary of the Corporation's significant accounting policies. Management believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

OVERVIEW: The Corporation realized earnings of $0.44 per diluted share in the first quarter of 2005 as compared to $0.39 per diluted share for the same quarter of 2004. Net income of $3.7 million for the quarter was $422 thousand, or 12.9 percent higher, than the net income of $3.3 million for the first quarter last year. Annualized return on average assets for the quarter was 1.33 percent and annualized return on average equity was 15.51 percent for the first quarter of 2005.

EARNINGS ANALYSIS

NET INTEREST INCOME: On a tax-equivalent basis, net interest income, before the provision for loan losses, was $9.3 million for the first quarter of 2005, compared to $8.6 million for the same quarter of 2004, an increase of $711 thousand or 8.3 percent. The increase in net interest income during the quarter was primarily the result of higher loan volume offset in part by lower rates earned on loans, higher deposit balances and higher rates paid on deposits. The net interest margin on a fully tax equivalent basis was 3.53 percent in the first quarter of 2005 as compared to 3.83 percent for the same quarter of 2004, a decrease of 30 basis points. Net interest income for the first quarter of 2005, when compared to the fourth quarter of 2004, declined $130 thousand, or
1.4 percent, from $9.4 million on a tax-equivalent basis. The net interest margin, on a fully tax equivalent basis declined from 3.78 percent in the fourth quarter of 2004, to 3.53 percent in the first quarter of 2005, a 25 basis point decrease.

Average interest-earning assets increased $155.6 million or 17.4 percent to $1.05 billion for the first quarter of 2005 as compared to $893.7 million for the same quarter in 2004. This was due to the increase in average loan balances of $166.6 million, or 39.1 percent, offset in part by a decline in average investment securities, federal funds sold and interest-earning deposits balances of $11.0 million, or 2.4 percent. The increase in loan balances during the first quarter of 2005 was the result of growth in residential real estate, commercial mortgage and commercial loans. The majority of residential real estate loan origination was due to the purchase of adjustable rate loans from a third-party mortgage origination entity. All of the loans purchased are secured by properties located in the State of New Jersey and many are within the Bank's market area.

For the quarter ended March 31, 2005, average interest-bearing liabilities increased $134.3 million or 19.0 percent to $842.9 million from $708.7 million in the same period in 2004. Average balances of interest-bearing checking accounts rose $69.0 million or 52.3 percent, certificate of deposits rose $28.6 million or 12.8 percent and money market accounts increased $13.2 million or 6.1 percent. Average savings accounts rose $3.4 million, or 3.3 percent for the first quarter of 2005 when compared to the first quarter of 2004. In addition to opening two new branches since first quarter 2004, several new deposit products have been introduced in the past year, which have been well received by customers, including Master Escrow Account, Fed Flyer CD and the Fed Tracker Money Market Account. Federal Home Loan Bank advances averaged $56.5 million for the first quarter of 2005 as compared to $36.5 million for the same quarter of 2004. Average non-interest-bearing demand deposits increased $17.5 million or
11.7 percent for the first quarter of 2005 as compared to the first quarter of 2004.

On a tax-equivalent basis, average interest rates earned on interest-earning assets rose 12 basis points to 4.92 percent for the first quarter of 2005, from
4.80 percent for the first quarter of 2004. In the first quarter of 2005, the average interest rates earned on loans declined 18 basis points to 5.58 percent, due to the flattening yield curve and competitive pressures. For the quarter ended March 31, 2005, the average interest rates earned on investment securities rose 14 basis points to 4.06 percent from 3.92 percent in the same period in 2004. The average interest rate paid on interest-bearing liabilities in the first quarter of 2005 and 2004 was 1.72 percent and 1.22 percent, respectively, a 50 basis point increase. The average rate paid on certificate of deposits in the first quarter of 2005 rose 49 basis points to 2.59 percent and average rates paid on money market accounts increased 66 basis points to 1.49 percent when compared with the same quarter in 2004. Higher retail deposit rates were the result of the Federal Reserve increasing the Federal Funds rate five times during the year. The cost of funds for the quarter increased to 1.44 percent as compared to the first quarter of 2004 of 1.01 percent.

The following tables reflect the components of net interest income for the three months ended March 31, 2005 and 2004:

                              Average Balance Sheet
                                    Unaudited
                                  Year-to-Date
                  (Tax-Equivalent Basis, Dollars in Thousands)

                                                  March 31, 2005                        March 31, 2004
                                                  --------------                        --------------
                                          Average       Income/                  Average      Income/
                                          Balance       Expense      Yield       Balance      Expense      Yield
                                        -----------    ---------    -------     ---------    ---------    -------
ASSETS:

Interest-Earning Assets:
   Investments:
     Taxable (1)                        $   402,107    $   4,003       3.98%    $ 419,082    $   4,059       3.87%
     Tax-Exempt (1) (2)                      51,741          603       4.66        37,155          488       5.25%
   Loans (2) (3)                            593,063        8,280       5.58       426,423        6,145       5.76%
   Federal Funds Sold                         1,772           11       2.48         6,794           16       0.95%
   Interest-Earning Deposits                    622            3       1.93         4,240           11       1.07%
                                        -----------    --------------------     ---------    --------------------
   Total Interest-Earning Assets          1,049,305    $  12,900       4.92%      893,694    $  10,719       4.80%
                                        -----------    --------------------     ---------    --------------------
Noninterest-Earning Assets:
   Cash and Due from Banks                   20,968                                18,845
   Allowance for Loan Losses                 (6,027)                               (5,526)
   Premises and Equipment                    20,176                                15,972
   Other Assets                              25,203                                28,612
                                        -----------                             ---------
   Total Noninterest-Earning Assets          60,320                                57,903
                                        -----------                             ---------
Total Assets                            $ 1,109,625                             $ 951,597
                                        ===========                             =========

LIABILITIES:

Interest-Bearing Deposits
   Checking                             $   200,839    $     528       1.05%    $ 131,837    $     110       0.34%
   Money Markets                            105,210          434       1.65        65,412          101       0.62%
   Tiered Money Markets                     122,855          415       1.35       149,460          344       0.92%
   Savings                                  105,701          182       0.69       102,276          161       0.63%
   Certificates of Deposit                  251,807        1,633       2.59       223,170        1,174       2.10%
                                        -----------    --------------------     ---------    --------------------
     Total Interest-Bearing Deposits        786,412        3,192       1.62       672,155        1,890       1.12%
   Borrowings                                56,536          437       3.09        36,495          269       2.94%
                                        -----------    --------------------     ---------    --------------------
   Total Interest-Bearing Liabilities       842,948        3,629       1.72       708,650        2,159       1.22%
                                        -----------    --------------------     ---------    --------------------
Noninterest Bearing
     Liabilities
   Demand Deposits                          166,339                               148,884
   Accrued Expenses and
     Other Liabilities                        4,833                                 7,358
                                        -----------                             ---------
   Total Noninterest-Bearing
     Liabilities                            171,172                               156,242
Shareholders' Equity                         95,505                                86,705
                                        -----------                             ---------
   Total Liabilities and
     Shareholders' Equity               $ 1,109,625                             $ 951,597
                                        ===========                             =========
   Net Interest Income
       (tax-equivalent basis)                              9,271                                 8,560
     Net Interest Spread                                               3.20%                                 3.58%
                                                                    =======                               =======
     Net Interest Margin (4)                                           3.53%                                 3.83%
                                                                    =======                               =======
Tax equivalent adjustment                                   (244)                                 (197)
                                                       ---------                             ---------
Net Interest Income                                    $   9,027                             $   8,363
                                                       =========                             =========

(1) Average balances for available-for-sale securities are based on amortized cost.

(2) Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.

(3)   Loans are stated net of unearned income and include non-accrual loans.

(4) Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME: Other income was $3.15 million for the first quarter 2005, as compared to $2.62 million in the first quarter 2004, an increase of $530 thousand or 20.2 percent. Income from PGB Trust and Investments, the Bank's trust division, was $2.01 million, an increase of $330 thousand or 19.6 percent over last year's first quarter. The market value of trust assets increased $179.3 million or 12.1 percent from the first quarter of 2004 to 2005. In the first quarter of 2005 and 2004, service charges and fees were $465 thousand and $398 thousand, respectively, an increase of $67 thousand or 16.8 percent.

Security gains of $298 thousand were recorded in the first quarter of 2005 as compared to $193 thousand for the same quarter of 2004. This quarter's gain included the recognition of a $249 thousand gain on the non-monetary exchange of an equity security.

The following table presents the components of other income for the three months ended March 31, 2005 and 2004:

                                                             Three Months Ended
                                                                  March 31,
(In Thousands)                                                2005        2004
                                                            --------    --------
Trust department income                                     $  2,013    $  1,683
Service charges and fees                                         465         398
Bank owned life insurance                                        197         219
Safe deposit rental fees                                          61          61
Other non-interest income                                         86          48
Fees for other services                                           30          18
Securities gains                                                 298         193
                                                            --------    --------
                 Total other income                         $  3,150    $  2,620
                                                            ========    ========

OTHER EXPENSES: For the first quarter of 2005, other expenses increased $516 thousand or 8.5 percent to $6.56 million compared to $6.04 million for the first quarter of 2004. Salaries and benefits expense during the first quarter of 2005 were $3.65 million as compared to $3.46 million for the first quarter of 2004, an increase of $189 thousand or 5.5 percent. Normal salary increases as well as additions to business development officer ranks and the related benefits costs account for the increase. For the first quarter of 2005, premises and equipment expenses recorded were $1.57 million, an increase of $251 thousand or 19.1 percent, when compared to $1.32 million for the same quarter of 2004. In the past year, premises and equipment expenses have increased due to the investment in two new branches and a new operations center. In addition, the Corporation invested in its technological capacity for this future growth and the expectation of increased business activity.

The following table presents the components of other expense for the three months ended March 31, 2005 and 2004:

                                                             Three Months Ended
                                                                  March 31,
(In Thousands)                                                2005        2004
                                                            --------    --------
Salaries and employee benefits                              $  3,652    $  3,463
Premises and equipment                                         1,566       1,315
Advertising                                                      154         101
Stationery and supplies                                          158         103
Professional fees                                                 96         136
Telephone                                                        103         101
Trust department expense                                         107         102
Postage                                                           68          85
Other expense                                                    651         633
                                                            --------    --------
              Total other expense                           $  6,555    $  6,039
                                                            ========    ========

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $255 thousand and $153 thousand at March 31, 2005 and 2004, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are considered well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                                  March 31,
(In thousands)                                                2005        2004
                                                            -------------------
Other real estate owned                                     $    --     $    --
Loans past due in excess of 90 days and still accruing           12          52
Non-accrual loans                                               243         101
                                                            -------     -------
Total non-performing assets                                 $   255     $   153
                                                            =======     =======

Non-performing loans as a % of total loans                     0.04%       0.04%
Non-performing assets as a % of total
  loans plus other real estate owned                           0.04%       0.04%
Allowance as a % of total loans                                1.00%       1.29%

PROVISION FOR LOAN LOSSES: The provision for loan losses was $150 thousand for both the first quarters of 2005 and 2004. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management's evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.

For the first quarter of 2005, net recoveries were $7 thousand as compared to net charge-offs of $55 thousand during the first quarter of 2004.

A summary of the allowance for loan losses for the three-month period ended March 31, follows:

(In thousands)                                                2005         2004
                                                              ----         ----
Balance, January 1,                                        $ 6,004      $ 5,467
Provision charged to expense                                   150          150
Loans charged off                                               --          (65)
Recoveries                                                       7           10
                                                           -------      -------

Balance, March 31,                                         $ 6,161      $ 5,562
                                                           =======      =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 32.3 percent and 31.6 percent for the three months ended March 31, 2005 and 2004, respectively.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At March 31, 2005, total shareholders' equity, including net unrealized losses on securities available for sale, was $94.3 million, representing a decline in total shareholders' equity recorded at December 31, 2004, of $398 thousand or 0.4 percent. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles. The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At March 31, 2005, the Corporation's Tier 1 Capital and Total Capital ratios were 18.46 percent and 19.65 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at March 31, 2005, was 8.62 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $24.9 million at March 31, 2005. In addition, the Corporation has $371.0 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below. Book value as of March 31, 2005, of investment securities and securities available for sale maturing within one year amounted to $21.9 million and $18.1 million, respectively.

The  primary  source  of  funds   available  to  meet  liquidity  needs  is  the
Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of March 31, 2005, core deposits equaled $910.1 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS: Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004), Share-Based Payment, addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. Statement 123(R) generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. Statement 123(R) requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Corporation beginning January 1, 2006. The Corporation must use either the modified prospective or the modified retrospective transition method. Early adoption of Statement 123(R) for interim or annual periods for which financial statements or interim reports have not been issued is permitted. The Corporation is currently evaluating the transition provisions of Statement 123(R), the adoption of which will lower reported net income and earnings per share. The Corporation does not know the full impact on the consolidated financial statements at this time.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2005).

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

                           PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      Issuer Purchases of Equity Securities

                                                        Total Number of
                                                             Shares          Maximum Number
                          Total           Weighted        Purchased as     of Shares that May
                        Number of          Average      Part of Publicly    Yet Be Purchased
                          Shares         Price Paid      Announced Plans    Under the Plans
      Period            Purchased         per Share        or Programs        or Programs

 January 1-31, 2005        4,309           $ 31.13                --                 --
February 1-28, 2005        1,320             28.14                --                 --
  March 1-31, 2005         1,073             27.03                --                 --
                         -------           -------           -------            -------
       Total               6,702           $ 29.88                --                 --
                         =======           =======           =======            =======

Note: All shares listed above are added to treasury stock through the cashless exercise of employee and director stock options as allowed in the Stock Option Plans.

ITEM 5. Other Information

On January 13, 2005, the Board of Directors, with the Compensation Committee members abstaining, approved an additional annual retainer of $10,000 for the Compensation Committee Chair and an additional annual retainer of $1,000 for each of the Compensation Committee members.

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

                            PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                 (Registrant)


DATE: May 9, 2005           By: /s/ Frank A. Kissel
                               -------------------------------------------------
                            FRANK A. KISSEL
                            Chairman of the Board and Chief Executive Officer


DATE: May 9, 2005           By: /s/ Arthur F. Birmingham
                               -------------------------------------------------
                            ARTHUR F. BIRMINGHAM
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