Form 10-Q
period 2005-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2005-08-05
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2005

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


       Number of shares of Common Stock outstanding as of August 1, 2005:
                                    8,304,283


                                PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                      PART 1 FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited):
         Consolidated Statements of Condition June 30, 2005 and December 31, 2004
                                                                                          Page 3
         Consolidated  Statements  of Income for the three and six  months  ended June
         30, 2005 and 2004                                                                Page 4
         Consolidated  Statements  of  Changes  in  Shareholders'  Equity  for the six
         months ended June 30, 2005 and 2004                                              Page 5
         Consolidated  Statements of Cash Flows for the six months ended June 30, 2005
         and 2004                                                                         Page 6
         Notes to the Consolidated Financial Statements                                   Page 7
Item 2   Management's  Discussion  and Analysis of Financial  Condition and Results of
         Operations                                                                       Page 9
Item 3   Quantitative and Qualitative Disclosures about Market Risk                       Page 18
Item 4   Controls and Procedures                                                          Page 18

                                      PART 2   OTHER INFORMATION

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds
                                                                                          Page 19
Item 4   Submission of Matters to a Vote of Security Holders                              Page 19
Item 6   Exhibits                                                                         Page 19



                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 June 30,     December 31,
                                                                   2005           2004
                                                               -----------    -----------
ASSETS
Cash and due from banks                                        $    24,028    $    15,631
Federal funds sold                                                     847            101
                                                               -----------    -----------
  Total cash and cash equivalents                                   24,875         15,732

Interest-earning deposits                                              779            786

Investment Securities (approximate market value
   $78,655 in 2005 and $87,544 in 2004)                             78,586         87,128

Securities Available for Sale                                      337,043        354,186

Loans:
Loans secured by real estate                                       663,054        541,460
Other loans                                                         31,564         30,704
                                                               -----------    -----------
   Total loans                                                     694,618        572,164
     Less:  Allowance for loan losses                                6,366          6,004
                                                               -----------    -----------
   Net loans                                                       688,252        566,160

Premises and equipment, net                                         21,428         20,163
Accrued interest receivable                                          4,771          4,375
Cash surrender value of life insurance                              17,603         17,253
Other assets                                                         3,819          1,612
                                                               -----------    -----------
      TOTAL ASSETS                                             $ 1,177,156    $ 1,067,395
                                                               ===========    ===========


LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                          $   185,355    $   162,275
  Interest-bearing deposits:
     Checking                                                      205,520        194,669
     Savings                                                       101,173        106,576
     Money market accounts                                         233,423        227,944
     Certificates of deposit over $100,000                          81,062         74,005
     Certificates of deposit less than $100,000                    186,088        170,197
                                                               -----------    -----------
Total deposits                                                     992,621        935,666
Borrowed Funds                                                      80,806         33,394
Accrued expenses and other liabilities                               4,925          3,666
                                                               -----------    -----------
     TOTAL LIABILITIES                                           1,078,352        972,726
                                                               -----------    -----------

SHAREHOLDERS' EQUITY
Common stock (no par value; stated value $0.83
per share; authorized 20,000,000 shares; issued shares,
8,462,286 at June 30, 2005 and 8,393,625 at December 31,
2004; outstanding shares, 8,303,283 at
June 30, 2005 and 8,246,042 at December 31, 2004)                    7,052          6,994
Surplus                                                             88,753         87,991
Treasury Stock at cost, 159,003 shares in 2005
 and 147,583 shares in 2004                                         (3,194)        (2,867)
Retained Earnings                                                    6,212          1,113
Accumulated other comprehensive (loss)/income, net of income
tax                                                                    (19)         1,438
                                                               -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                                    98,804         94,669
                                                               -----------    -----------
      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                 $ 1,177,156    $ 1,067,395
                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                          PEAPACK-GLADSTONE FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                         (Dollars in thousands, except share data)
                                         (Unaudited)

                                                       Three months ended        Six months ended
                                                            June 30,                 June 30,
                                                       2005         2004         2005         2004
                                                    ----------   ----------   ----------   ----------
INTEREST INCOME
Interest and fees on loans                          $    9,094   $    6,278   $   17,367   $   12,417
Interest on investment securities:
     Taxable                                               430          690          928        1,446
     Tax-exempt                                            307          234          582          438
Interest on securities available for sale:
     Taxable                                             3,461        3,423        6,966        6,727
     Tax-exempt                                             90           91          181          182
Interest-earning deposits                                    6            2            9           13
Interest on federal funds sold                              12           22           23           38
                                                    ----------   ----------   ----------   ----------
Total interest income                                   13,400       10,740       26,056       21,261

INTEREST EXPENSE
Interest on savings and interest-bearing deposit
   accounts                                              1,949          798        3,508        1,516
Interest on certificates of deposit over $100,000          578          315        1,077          630
Interest on other time deposits                          1,318          859        2,451        1,717
Interest on borrowed funds                                 610          274        1,048          542
                                                    ----------   ----------   ----------   ----------
Total interest expense                                   4,455        2,246        8,084        4,405
                                                    ----------   ----------   ----------   ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                           8,945        8,494       17,972       16,856

Provision for loan losses                                  200          150          350          300
                                                    ----------   ----------   ----------   ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                           8,745        8,344       17,622       16,556
                                                    ----------   ----------   ----------   ----------

OTHER INCOME
Service charges and fees                                   469          427          934          824
Trust department income                                  1,906        1,791        3,920        3,474
Securities gains                                            37          406          335          600
Bank owned life insurance                                  201          195          398          415
Other income                                               148          100          324          227
                                                    ----------   ----------   ----------   ----------
     Total other income                                  2,761        2,919        5,911        5,540

OTHER EXPENSES
Salaries and employee benefits                           3,996        3,685        7,796        7,220
Premises and equipment                                   1,663        1,450        3,229        2,766
Other expense                                            1,358        1,368        2,547        2,556
                                                    ----------   ----------   ----------   ----------
Total other expenses                                     7,017        6,503       13,572       12,542
                                                    ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE                         4,489        4,760        9,961        9,554
Income tax expense                                       1,271        1,551        3,040        3,064
                                                    ----------   ----------   ----------   ----------
     NET INCOME                                     $    3,218   $    3,209   $    6,921   $    6,490
                                                    ==========   ==========   ==========   ==========
EARNINGS PER SHARE
Basic                                               $     0.39   $     0.39   $     0.84   $     0.79
Diluted                                             $     0.38   $     0.38   $     0.82   $     0.77

Average basic shares outstanding                     8,297,449    8,190,686    8,279,669    8,178,912
Average diluted shares outstanding                   8,418,049    8,390,421    8,400,866    8,384,706

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                            2005         2004
                                                          --------     --------

Balance, Beginning of Period                              $ 94,669     $ 85,054

Comprehensive income:

     Net Income                                              6,921        6,490

     Unrealized holding losses on securities
         arising during the period, net of tax              (1,239)      (4,734)
     Less:  Reclassification adjustment for gains
          included in net income, net of tax                   218          390
                                                          --------     --------
                                                            (1,457)      (5,124)
                                                          --------     --------

     Total Comprehensive income                              5,464        1,366

Common Stock Options Exercised                                 511          538

Purchase of Treasury Stock                                    (327)        (282)

Cash Dividends Declared                                     (1,823)      (1,416)

Tax Benefit on Disqualifying and Nonqualifying                 310          187
  Exercise of Stock Options
                                                          --------     --------

Balance, June 30,                                         $ 98,804     $ 85,447
                                                          ========     ========


See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             2005        2004
                                                          ---------   ---------
OPERATING ACTIVITIES:
Net Income:                                               $   6,921   $   6,490
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                    965         802
Amortization of premium and accretion of
   discount on securities, net                                  573         790
Provision for loan losses                                       350         300
Gains on security sales                                         (82)       (600)
Gain on loans sold                                              (13)         (2)
Gain on disposal of fixed assets                                (10)         --
Tax benefit on stock option exercises                           310         187
Increase in cash surrender value of life insurance, net        (350)       (371)
Increase in accrued interest receivable                        (396)       (265)
(Decrease)/Increase in other assets                          (2,027)      1,277
Decrease/(Increase) in accrued expenses and other
  liabilities                                                 1,927      (1,480)
                                                          ---------   ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                  8,168       7,128
                                                          ---------   ---------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities            18,718      14,301
Proceeds from maturities of securities available
   for sale                                                  17,729      21,402
Proceeds from calls of investment securities                  3,185         235
Proceeds from calls of securities available for sale          7,000      37,346
Proceeds from sales of securities available for sale         26,404      23,683
Purchase of investment securities                           (13,991)    (13,845)
Purchase of securities available for sale                   (36,162)   (122,357)
Net decrease in short-term investments                            7      30,102
Proceeds from sales of loans                                  1,613         112
Purchase of loans                                           (90,867)    (12,113)
Net increase in loans                                       (33,175)    (26,818)
Purchases of premises and equipment                          (2,241)     (3,628)
Disposal of premises and equipment                               21          --
                                                          ---------   ---------
 NET CASH USED IN INVESTING ACTIVITIES                     (101,759)    (51,580)
                                                          ---------   ---------

FINANCING ACTIVITIES:
Net increase in deposits                                     56,955      29,852
Net increase in short-term borrowings                        48,250      19,000
Repayments of long-term debt                                   (838)       (813)
Cash dividends paid                                          (1,817)     (1,485)
Exercise of stock options                                       511         538
Purchase of Treasury Stock                                     (327)       (282)
                                                          ---------   ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                 102,734      46,810
                                                          ---------   ---------

Net increase in cash and cash equivalents                     9,143       2,358
Cash and cash equivalents at beginning of period             15,732      22,695
                                                          ---------   ---------
Cash and cash equivalents at end of period                $  24,875   $  25,053
                                                          =========   =========
Supplemental disclosures of cash flow information:
Cash paid during the year
for:
   Interest                                               $   7,577   $   4,420
   Income taxes                                               5,503       3,552

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

Stock Option Plans: At June 30, 2005, the Corporation had stock-based employee and non-employee director compensation plans. The Corporation accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share for the periods indicated if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                          Three Months Ended      Six Months Ended
                                                               June 30,                June 30,
 (In Thousands Except per Share Data)                      2005       2004        2005         2004
                                                        ---------   ---------   ---------   ---------
Net Income:
   As Reported                                          $   3,218   $   3,209   $   6,921   $   6,490
   Less:  Total Stock-Based Compensation Expense
     Determined under the Fair Value Based Method
     on all Stock Options, Net of Related Tax Effects          99         100         196       1,360
                                                        ---------   ---------   ---------   ---------
   Pro Forma                                            $   3,119   $   3,109   $   6,725   $   5,130
Earnings Per Share:
   As Reported
   Basic                                                $    0.39   $    0.39   $    0.84   $    0.79
   Diluted                                              $    0.38   $    0.38   $    0.82   $    0.77
   Pro Forma
   Basic                                                $    0.38   $    0.38   $    0.81   $    0.63
   Diluted                                              $    0.37   $    0.37   $    0.80   $    0.61

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

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the three and six months ended June 30, 2005 and 2004 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses. Total comprehensive income for the six months ended June 30, 2005 and 2004 was $5.5 million and $1.4 million, respectively.

2.  LOANS

Loans outstanding as of June 30, consisted of the following:

(In Thousands)                                           2005             2004
                                                       --------         --------
Loans Secured by 1-4 Family                            $475,930         $275,906
Commercial Real Estate                                  167,149          144,356
Construction Loans                                       19,975           15,371
Commercial Loans                                         22,672           18,346
Consumer Loans                                            5,876            8,999
Other Loans                                               3,016            2,783
                                                       --------         --------
   Total Loans                                         $694,618         $465,761
                                                       ========         ========

3.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At June 30, 2005 and 2004,  advances from the Federal Home Loan Bank of New York
(FHLB) totaled $80.8 million and $48.2 million, respectively, with a weighted average interest rate of 3.19 percent and 2.88 percent, respectively. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $195.8 million at June 30, 2005. Advances totaling $23.0 million at June 30, 2005, have fixed maturity dates, while advances totaling $9.6 million were amortizing advances with monthly payments of principal and interest.

The final maturity dates of the advances are scheduled as follows:

(In Thousands)
2005                         $ 48,250
2006                            6,000
2007                            4,000
2008                            1,747
2009                            2,000
Over 5 Years                   18,809
                             --------
   Total                     $ 80,806
                             ========

4.  BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees.

The net periodic expense for the three and six months ended June 30 included the following components:

                                           Three Months Ended  Six Months Ended
                                                  June 30,         June 30,
 (In Thousands)                                2005     2004     2005     2004
                                              -----    -----    -----    -----
Service Cost                                  $ 351    $ 274    $ 702    $ 549
Interest Cost                                   147      126      293      252
Expected Return on Plan Assets                 (134)    (117)    (267)    (234)
Amortization of:
   Net Loss                                      17        6       34       12
   Unrecognized Prior Service Cost               --        1       --       (1)
   Unrecognized Remaining Net Assets             (1)      (2)      (3)      (3)
                                              -----    -----    -----    -----
Net Periodic Benefit Cost                     $ 380    $ 288    $ 759    $ 575
                                              =====    =====    =====    =====

As previously disclosed in the financial statements for the year ended December 31, 2004, the Corporation expects to contribute $1.3 million to its pension plan in 2005. As of June 30, 2005, contributions of $636 thousand had been made in the current year.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL: The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's view of future interest income and net loans, management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
      o     Unanticipated   costs  in  connection  with  the  additional  branch
            openings. o Competitive pressure in the banking industry causes unanticipated adverse changes.
      o An unexpected decline in the economy of New Jersey causes customers to default in the payment of their loans or causes loans to become impaired.
      o     Enforcement of the Highlands Water Protection and Planning Act
      o     Loss of key managers or employees.
      o     Loss of major customers or failure to develop new customers.
      o     A decrease in loan quality and loan origination volume.
      o     An increase in non-performing loans.
      o     A decline in the volume of increase in trust assets or deposits.
      o     Disallowance of tax strategies.

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

EXECUTIVE SUMMARY: The Corporation realized earnings of $0.38 per diluted share in the second quarter of 2005 and 2004. Net income of $3.2 million for the quarter was virtually unchanged from the second quarter of 2004. Annualized return on average assets for the quarter was 1.12 percent and annualized return on average equity was 13.31 percent for the second quarter of 2005.

For the six months ended June 30, 2005, the Corporation recorded net income of $6.9 million, an increase of $431 thousand or 6.6 percent from the $6.5 million reported for the same six months of last year. Diluted earnings per share were $0.82, an increase of 6.5 percent over the $0.77 recorded in the same period last year. These results produced a return on average assets of 1.22 percent and a return on average equity of 14.40 percent.

Net interest income for the current quarter grew $499 thousand on a tax equivalent basis to $9.2 million and the net interest margin decreased to 3.37 percent from 3.71 percent from the second quarter of 2004. The decline in the margin was mainly the result of the flattening of the yield curve and competitive loan and deposit pricing causing a larger increase in deposit and borrowing costs than earning asset yields.

Average loans grew by $205.8 million for the quarters ended June 30, 2004 and 2005 or 46.4 percent as a result of new business development, expansion of existing customer borrowings and the purchase of adjustable-rate mortgage loans from a third-party entity. The yield on loans increased to 5.60 percent representing only a two basis point increase from the first quarter of 2005. Credit quality has remained high and loan delinquencies have continued at very low levels.

Average deposits increased $115.3 million or 13.4 percent for the second quarter of 2005, compared with the same period in 2004. Average demand deposits increased $13.4 million or 8.2 percent for the second quarter of 2005 as compared to the year ago period. Average borrowings increased by $35.8 million compared to the prior year in order to fund loan growth. The cost of deposits and borrowings increased by 82 basis points over the prior year period to 2.04 percent.

Premises and equipment expense rose $463 thousand, or 16.7 percent, from $2.8 million for the six months ended June 30, 2004 to $3.2 million for the same period of 2005 due to the Corporation's investment in two new branches. Expanding into new markets through the branch network is a source of future growth and profitability.

EARNINGS ANALYSIS

NET INTEREST INCOME: On a tax-equivalent basis, net interest income, before the provision for loan losses, was $9.2 million for the second quarter of 2005, compared to $8.7 million for the same quarter of 2004, an increase of $499 thousand or 5.7 percent. The increase in net interest income during the quarter was primarily the result of higher average loans outstanding and higher rates earned on investments offset in part by higher deposit and borrowing balances, higher rates paid on interest-bearing liabilities and lower investment volume. The net interest margin on a fully tax equivalent basis was 3.37 percent in the second quarter of 2005 as compared to 3.71 percent for the same quarter of 2004, a decrease of 34 basis points. Net interest income for the second quarter of 2005, when compared to the first quarter of 2005, declined $61 thousand from $9.3 million on a tax-equivalent basis. The net interest margin, on a fully tax equivalent basis declined from 3.53 percent in the first quarter of 2005, to
3.37 percent in the second quarter of 2005, a 16 basis point decrease.

Average interest-earning assets increased $156.8 million or 16.7 percent to $1.09 billion for the second quarter of 2005 as compared to $937.2 million for the same quarter in 2004. This was due to the increase in average loan balances of $205.8 million, or 46.4 percent, offset in part by a decline in average investment securities and federal funds sold balances of $49.0 million, or 10.0 percent. The increase in loan balances during the second quarter of 2005 was the result of growth in residential real estate, commercial mortgage and commercial loans. The majority of residential real estate loan origination was due to the purchase of adjustable rate loans from a third-party mortgage origination entity. All of the loans purchased are secured by properties located in the State of New Jersey and many are within the Bank's market area.

Average interest-bearing liabilities increased $137.7 million, or 18.7 percent, for the second quarter of 2005 to $875.1 million from $737.4 million in the same period in 2004. Average balances of interest-bearing checking accounts rose $42.6 million or 26.2 percent, certificate of deposits rose $36.0 million or
16.1 percent and money market accounts increased $28.6 million or 13.9 percent. Average savings accounts declined $5.4 million, or 5.0 percent for the second quarter of 2005 when compared to the second quarter of 2004. In addition to opening two new branches since second quarter 2004, several new deposit products have been introduced in the past year, which have been well received by customers, including Master Escrow Account, Fed Flyer CD and the Fed Tracker Money Market Account. For the second quarter of 2005, Federal Home Loan Bank advances averaged $74.7 million as compared to $38.9 million for the same quarter of 2004. Also, average non-interest-bearing demand deposits rose $13.4 million or 8.2 percent for the second quarter of 2005 as compared to the second quarter of 2004.

For the second quarter of 2005, average interest rates earned on interest-earning assets, on a tax-equivalent basis, rose 33 basis points to 5.00 percent from 4.67 percent for the same quarter of 2004. The average interest rates earned on loans declined 6 basis points to 5.60 percent in the second quarter of 2005, due to the flattening yield curve and competitive pressures. For the quarter ended June 30, 2005, the average interest rates earned on investment securities was 4.12 percent, an increase of 33 basis points from 3.79 percent in the same period in 2004. The average interest rate paid on interest-bearing liabilities in the second quarter of 2005 increased 82 basis points to 2.04 percent for the second quarter of 2005. In the second quarter of 2005, the average rate paid on certificate of deposits was 2.92 percent, an 82 basis point increase from the second quarter of 2004. Average rates paid on money market accounts increased to 1.99 percent, a 122 basis point increase when compared with the same quarter in 2004. Much of this increase can be attributed to the adjustable nature of the Fed Tracker Money Market, which pays the federal funds rate. Higher retail deposit rates were the result of the Federal Reserve increasing the Federal Funds rate 200 basis points since last year. The cost of funds for the quarter increased to 1.69 percent as compared to the second quarter of 2004 of 1.00 percent.

For the six months ended June 30, 2005, net interest income on a tax-equivalent basis, before the provision for loan losses, was $18.5 million compared to $17.3 million for the same period of 2004, an increase of $1.2 million or 7.0 percent. As with the second quarter, the increase in net interest income was primarily the result of higher loan volume and higher rates earned on investments offset in part by higher deposit and borrowing balances, higher rates paid on liabilities and lower investment volume. The net interest margin on a fully tax equivalent basis was 3.45 percent in the first six months of 2005, a decrease of 31 basis points as compared to 3.76 percent for the same six months of 2004.

For the year to date 2005, average interest-earning assets were $1.07 billion, rising $156.3 million, or 17.1 percent, as compared to $915.5 million for the same period in 2004. Average loan balances rose $186.4 million, or 42.8 percent, while average investment securities, federal funds sold and interest-earning deposits balances declined $30.1 million, or 6.3 percent. In addition to increased borrowings, the runoff in investments was used to fund loan growth. As noted above, the increase in loan balances was the result of growth in residential real estate, commercial mortgage and commercial loans.

Average interest-bearing liabilities increased $136.1 million, or 18.8 percent, for the first six months of 2005 to $859.1 million from $723.0 million in the same period in 2004. When compared to the first six months of 2004, 2005 year to date increases to average interest-bearing checking balances were $55.8 million, or 37.9 percent, certificate of deposit balances were $32.3 million, or 14.5 percent and money market balances were $20.9 million, or 10.0 percent. As discussed above, the Corporation has opened two new branches since last year and introduced several new deposit products, including Master Escrow Account, Fed Flyer CD and the Fed Tracker Money Market Account. Federal Home Loan Bank advances averaged $65.7 million as compared to $37.7 million, an increase of $28.0 million, or 74.3 percent year 2005 over year 2004. For the six months ended June 30, 2005, average non-interest-bearing demand deposits rose $15.5 million or 9.9 percent as compared to the same period of 2004.

Average interest rates earned on interest-earning assets, on a tax-equivalent basis, rose 24 basis points to 4.96 percent for the first six months of 2005 from 4.72 percent for the same period of 2004. The average interest rates earned on loans declined 12 basis points to 5.59 percent in the first half of 2005; due to the flattening yield curve and competitive pressures. For the six months ended June 30, 2005, the average interest rates earned on investment securities was 4.09 percent, an increase of 24 basis points from 3.85 percent for the same period in 2004. The average interest rate paid on interest-bearing liabilities in the first half of 2005 was 1.88 percent, rising 66 basis points over the first half of 2004. In the six months ended June 30, 2005, the average rate paid on certificate of deposits was 2.76 percent, a 66 basis point increase from the same six month of 2004, while average rates paid on money market accounts increased to 1.74 percent, a 94 basis point increase. Higher retail deposit rates were the result of the Federal Reserve increasing the Federal Funds rate. The cost of funds for the first half of 2005 and 2004 was 1.57 and 1.00 percent, respectively.

The following tables reflect the components of net interest income for the three and six months ended June 30, 2005 and 2004:

                                       Average Balance Sheet
                                              Unaudited
                                           Quarters Ended
                            (Tax-Equivalent Basis, Dollars in Thousands)

                                                    June 30, 2005                       June 30, 2004
                                                    -------------                       -------------
                                          Average         Income/               Average         Income/
                                          Balance         Expense    Yield      Balance         Expense    Yield
                                          -------         -------    -----      -------         -------    -----
ASSETS:

Interest-Earning Assets:
   Investments:
     Taxable (1)                        $   385,908    $     3,891    4.03%   $   441,145    $     4,114    3.72%
     Tax-Exempt (1) (2)                      55,881            655    4.69         42,095            536    5.09
   Loans (2) (3)                            649,733          9,101    5.60        443,905          6,283    5.66
   Federal Funds Sold                         1,719             12    2.90          9,302             22    0.95
   Interest-Earning Deposits                    776              6    3.02            774              2    0.88
                                        -----------    -------------------    -----------    -------------------
   Total Interest-Earning Assets          1,094,017    $    13,665    5.00%       937,221    $    10,957    4.67%
                                        -----------    -------------------    -----------    -------------------
Noninterest-Earning Assets:
   Cash and Due from Banks                   21,641                                19,629
   Allowance for Loan Losses                 (6,166)                               (5,625)
   Premises and Equipment                    21,155                                17,540
   Other Assets                              23,703                                25,481
                                        -----------                           -----------
   Total Noninterest-Earning Assets          60,333                                57,025
                                        -----------                           -----------
Total Assets                            $ 1,154,350                           $   994,246
                                        ===========                           ===========

LIABILITIES:

Interest-Bearing Deposits
   Checking                             $   205,237    $       609    1.19%   $   162,593    $       237    0.58%
   Money Markets                            130,355            789    2.42         66,143             93    0.56
   Tiered Money Markets                     103,468            375    1.45        139,102            303    0.87
   Savings                                  101,952            177    0.69        107,310            165    0.61
   Certificates of Deposit                  259,392          1,895    2.92        223,387          1,174    2.10
                                        -----------    -------------------    -----------    -------------------
     Total Interest-Bearing Deposits        800,404          3,845    1.92        698,535          1,972    1.13
   Borrowings                                74,668            610    3.27         38,856            274    2.82
                                        -----------    -------------------    -----------    -------------------
   Total Interest-Bearing Liabilities       875,072          4,455    2.04        737,391          2,246    1.22
                                        -----------    -------------------    -----------    -------------------
Noninterest Bearing
     Liabilities
   Demand Deposits                          177,270                               163,822
   Accrued Expenses and
     Other Liabilities                        5,297                                 5,803
                                        -----------                           -----------
   Total Noninterest-Bearing
     Liabilities                            182,567                               169,625
Shareholders' Equity                         96,711                                87,230
                                        -----------                           -----------
   Total Liabilities and
     Shareholders' Equity               $ 1,154,350                           $   994,246
                                        ===========                           ===========
   Net Interest Income
       (tax-equivalent basis)                                9,210                                 8,711
     Net Interest Spread                                              2.96%                                 3.45%
                                                                      =====                                 ====
     Net Interest Margin (4)                                          3.37%                                 3.71%
                                                                      =====                                 ====
Tax equivalent adjustment                                     (265)                                 (217)
                                                        ----------                           -----------
Net Interest Income                                    $     8,945                           $     8,494
                                                       ===========                           ===========

                                                       Average Balance Sheet
                                                             Unaudited
                                                           Year-to-Date
                                         (Tax-Equivalent Basis, Dollars in Thousands)


                                                    June 30, 2005                    June 30, 2004
                                                    -------------                    -------------
                                          Average         Income/                  Average       Income/
                                          Balance         Expense     Yield        Balance       Expense      Yield
                                          -------         -------     -----        -------       -------      -----

ASSETS:

Interest-Earning Assets:
   Investments:
     Taxable (1)                        $   393,963    $     7,894     4.01%   $   430,113    $     8,173      3.77%
     Tax-Exempt (1) (2)                      53,823          1,259     4.68         39,625          1,024      5.17
   Loans (2) (3)                            621,555         17,381     5.59        435,164         12,428      5.71
   Federal Funds Sold                         1,745             23     2.64          8,048             38      0.95
   Interest-Earning Deposits                    700              9     2.65          2,507             13      1.04
                                        -----------    --------------------    -----------    ---------------------
   Total Interest-Earning Assets          1,071,786    $    26,566     4.96%       915,457    $    21,676      4.72%
                                        -----------    --------------------    -----------    ---------------------
Noninterest-Earning Assets:
   Cash and Due from Banks                   21,306                                 19,237
   Allowance for Loan Losses                 (6,097)                                (5,575)
   Premises and Equipment                    20,668                                 16,756
   Other Assets                              24,451                                 27,047
                                        -----------                            -----------
   Total Noninterest-Earning Assets          60,328                                 57,465
                                        -----------                            -----------
Total Assets                            $ 1,132,114                            $   972,922
                                        ===========                            ===========

LIABILITIES:

Interest-Bearing Deposits
   Checking                             $   203,050    $     1,137     1.12%   $   147,216    $       349      0.47%
   Money Markets                            117,853          1,223     2.08         65,777            194      0.59
   Tiered Money Markets                     113,108            789     1.40        144,281            648      0.90
   Savings                                  103,816            358     0.69        104,793            325      0.62
   Certificates of Deposit                  255,620          3,528     2.76        223,279          2,347      2.10
                                        -----------    --------------------    -----------    ---------------------
     Total Interest-Bearing Deposits        793,447          7,035     1.77        685,346          3,863      1.13
   Borrowings                                65,652          1,048     3.19         37,676            542      2.88
                                        -----------    --------------------    -----------    ---------------------
   Total Interest-Bearing Liabilities       859,099          8,083     1.88        723,022          4,405      1.22
                                        -----------    --------------------    -----------    ---------------------
Noninterest Bearing
     Liabilities
   Demand Deposits                          171,835                                156,352
   Accrued Expenses and
     Other Liabilities                        5,069                                  6,581
                                        -----------                            -----------
   Total Noninterest-Bearing
     Liabilities                            176,904                                162,933
Shareholders' Equity                         96,111                                 86,967
                                        -----------                            -----------
   Total Liabilities and
     Shareholders' Equity               $ 1,132,114                            $   972,922
                                        ===========                            ===========
   Net Interest Income
       (tax-equivalent basis)                               18,483                                 17,271
     Net Interest Spread                                               3.08%                                   3.50%
                                                                       =====                                   =====
     Net Interest Margin (4)                                           3.45%                                   3.76%
                                                                       =====                                   =====
Tax equivalent adjustment                                     (511)                                  (415)
                                                       -----------                            -----------
Net Interest Income                                    $    17,972                            $    16,856
                                                       ===========                            ===========

(1) Average balances for available-for-sale securities are based on amortized cost.
(2) Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)   Loans are stated net of unearned income and include non-accrual loans.
(4) Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME: Other income was $2.76 million for the second quarter 2005, as compared to $2.92 million in the second quarter 2004, a decrease of $158 thousand or 5.4 percent. Income from PGB Trust and Investments, the Bank's trust division, was $1.91 million, an increase of $115 thousand or 6.4 percent over last year's second quarter. The market value of trust assets increased $115.5 million or 7.4 percent from the second quarter of 2004 to 2005. Service charges and fees were $469 thousand and $427 thousand, in the second quarters of 2005 and 2004, respectively, an increase of $42 thousand or 9.8 percent.

Security gains of $37 thousand were recorded in the second quarter of 2005 as compared to $406 thousand for the same quarter of 2004.

For the six months ended June 30, 2005, other income increased $371 thousand, or
6.7 percent, to $5.9 million as compared to the same six months of 2004. PGB Trust and Investments recorded 2005 year-to-date income of $3.9 million as compared to $3.5 million for the same period of 2004, an increase of $446 thousand or 12.8 percent. The Corporation recorded service charges and fees of $934 thousand and $824 thousand in the first six months of 2005 and 2004, respectively, an increase of $110 thousand or 13.3 percent. This increase was primarily the result of the introduction of a new overdraft protection product.

Security gains totaled $335 thousand in the first half of 2005 as compared to $600 thousand in the first half of 2004. This year's gain includes the recognition of a $253 thousand gain on the non-monetary exchange of equity securities.

The following table presents the components of other income for the three and six months ended June 30, 2005 and 2004:

                                           Three Months Ended  Six Months Ended
                                                 June 30,          June 30,
(In Thousands)                                2005     2004     2005     2004
                                             ------   ------   ------   ------
Trust department income                      $1,906   $1,791   $3,920   $3,474
Service charges and fees                        469      427      934      824
Bank owned life insurance                       201      195      398      415
Other non-interest income                        67       37      152       85
Safe deposit rental fees                         54       54      116      115
Fees for other services                          27        9       56       27
Securities gains                                 37      406      335      600
                                             ------   ------   ------   ------
              Total other income             $2,761   $2,919   $5,911   $5,540
                                             ======   ======   ======   ======

OTHER EXPENSES: For the second quarter of 2005, other expenses increased $514 thousand or 7.9 percent to $7.02 million compared to $6.50 million for the second quarter of 2004. Salaries and benefits expense during the second quarter of 2005 were $4.00 million as compared to $3.69 million for the second quarter of 2004, an increase of $311 thousand or 8.4 percent. Normal salary increases as well as additions to business development officer ranks and the related benefits costs account for the increase. Premises and equipment expenses recorded for the second quarter of 2005, were $1.66 million, an increase of $213 thousand or 14.7 percent, when compared to $1.45 million for the same quarter of 2004. In the past year, premises and equipment expenses have increased due to the investment in two new branches. In addition, the Corporation invested in its technological capacity for this future growth and the expectation of increased business activity.

Other expenses for the first half of 2005 totaled $13.57 million as compared to $12.54 million for the same period in 2004, an increase of $1.03 million or 8.2 percent. During the six months ended June 30, 2005, salaries and benefits expense rose $576 thousand or 8.0 percent to $7.80 million from $7.22 million during the first six months of 2004. For the first half of 2005, the Corporation recorded $3.23 million in premises and equipment expense, a $463 thousand, or
16.7 percent, increase over the $2.77 million recorded for the first half of 2004. Excluding salaries and benefits and premises and equipment expenses, all other expense categories in total remained at the same level in 2005 as incurred in 2004.

The following table presents the components of other expense for the three and six months ended June 30, 2005 and 2004:

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
(In Thousands)                               2005     2004       2005      2004
                                           -------   -------   -------   -------
Salaries and employee benefits             $ 3,996   $ 3,685   $ 7,796   $ 7,220
Premises and equipment                       1,663     1,450     3,229     2,766
Advertising                                    337       228       492       329
Stationery and supplies                        139       164       298       267
Professional fees                              146       114       242       250
Trust department expense                       103        91       209       193
Telephone                                       90       141       192       243
Postage                                         70        96       138       180
Other expense                                  473       534       976     1,094
                                           -------   -------   -------   -------
          Total other expense              $ 7,017   $ 6,503   $13,572   $12,542
                                           =======   =======   =======   =======

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $354 thousand and $918 thousand at June 30, 2005 and 2004, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are considered well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                                  June 30,
(In thousands)                                                2005        2004
                                                             -------    -------
Other real estate owned                                      $    --    $    --
Loans past due in excess of 90 days and still accruing            --        817
Non-accrual loans                                                354        101
                                                             -------    -------
Total non-performing assets                                  $   354    $   918
                                                             =======    =======

Non-performing loans as a % of total loans                      0.05%      0.20%
Non-performing assets as a % of total
  loans plus other real estate owned                            0.05%      0.20%
Allowance as a % of total loans                                 0.92%      1.23%

PROVISION FOR LOAN LOSSES: The provision for loan losses was $200 thousand for the second quarter of 2005 as compared to $150 thousand for the same quarter in 2004. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management's evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. For the six months ended June 30, 2005, the provision for loan losses was $350 thousand as compared to $300 thousand for the same six-month period last year.

For the second quarter of 2005, net recoveries were $5 thousand as compared to net charge-offs of $6 thousand during the second quarter of 2004. Net recoveries for the six months ended June 30, 2005 were $12 thousand as compared to net charge-offs of $61 thousand for the six months ended June 30, 2004.

A summary of the allowance for loan losses for the six-month periods ended June 30, follows:

(In thousands)                                          2005             2004
                                                       -------          -------
Balance, January 1,                                    $ 6,004          $ 5,467
Provision charged to expense                               350              300
Loans charged off                                           (1)             (72)
Recoveries                                                  13               11
                                                       -------          -------

Balance, June 30,                                      $ 6,366          $ 5,706
                                                       =======          =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 28.3 percent and 32.6 percent for the three months ended June 30, 2005 and 2004, respectively. On a year to date basis, income tax expense as a percentage of pre-tax income was 30.5 percent in 2005 and 32.1 percent in 2004. The rate of income tax expense decline due to higher levels of tax-exempt income as well as a decline in the state income tax due to higher taxable income in the Real Estate Investment Trust subsidiary, which has a lower effective tax rate.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At June 30, 2005, total shareholders' equity, including net unrealized losses on securities available for sale, was $98.8 million, representing an increase in total shareholders' equity recorded at December 31, 2004, of $4.1 million or 4.4 percent. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles. The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At June 30, 2005, the Corporation's Tier 1 Capital and Total Capital ratios were 17.73 percent and
18.88 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at June 30, 2005, was 8.68 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $25.7 million at June 30, 2005. In addition, the Corporation has $337.0 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below. Book value as of June 30, 2005, of investment securities and securities available for sale maturing within one year amounted to $18.5 million and $19.8 million, respectively.

The  primary  source  of  funds   available  to  meet  liquidity  needs  is  the
Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of June 30, 2005, core deposits equaled $911.6 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS: Financial Accounting Standards Board (FASB) Statement No. 154, accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, changes the requirements for the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The Corporation does not expect FAS No. 154 to impact on the consolidated financial statements at this time.

The American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee (AcSEC) Statements of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, issued in December 2003, effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investors initial investments in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations, but does not apply to loans originated by the entity. A transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The Corporation does not expect SOP 03-3 to impact on the consolidated financial statements at this time.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2005).

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

                           PART II. OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds


                                        Issuer Purchases of Equity Securities

                                                               Total Number of
                                                             Shares Purchased as       Maximum Number of
                           Total Number       Weighted         Part of Publicly      Shares that May Yet Be
                            of Shares       Average Price     Announced Plans or      Purchased Under the
                            Purchased      Paid per Share          Programs            Plans or Programs
     Period

April 1-30, 2005              4,444            $ 26.53                -                        -
 May 1-31, 2005                 -                  -                  -                        -
June 1-30, 2005                 -                  -                  -                        -
                          -------------    --------------    -------------------     ----------------------
     Total                    4,444            $ 26.53                -                        -
                          =============    ==============    ===================     ======================

Note: All shares listed above were added to treasury stock through the cashless exercise of employee and director stock options as allowed in the Stock Option Plans.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At  the  Annual   Meeting  of   shareholders   held  on  April  26,   2005,   in
Peapack-Gladstone, New Jersey, the following persons were elected as directors of Peapack-Gladstone Financial Corporation for a term of one year:

    DIRECTORS                             FOR                    WITHHELD
    ---------                             ---                    --------

Anthony J. Consi II                    6,645,552                   19,876
Pamela Hill                            6,654,319                   11,109
T. Leonard Hill                        6,649,568                   15,860
Frank A. Kissel                        6,658,380                    7,048
John D. Kissel                         6,646,739                   18,689
James R. Lamb                          6,645,948                   19,480
Edward A. Merton                       6,633,124                   32,304
F. Duffield Meyercord                  6,657,777                    7,651
John R. Mulcahy                        6,608,218                   57,210
Robert M. Rogers                       6,659,955                    5,473
Philip W. Smith III                    6,640,354                   25,074
Craig C. Spengeman                     6,657,829                    7,599
Jack D. Stine                          6,639,899                   25,529

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


                            PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                 (Registrant)




DATE: August 5, 2005        By:/s/ Frank A. Kissel
                               ----------------------------------------------
                            FRANK A. KISSEL
                            Chairman of the Board and Chief Executive Officer



DATE: August 5, 2005        By:/s/ Arthur F. Birmingham
                               -------------------------------------------------
                            ARTHUR F. BIRMINGHAM
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