Form 10-Q
period 2005-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2005-11-07
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes |_| No |X|.

      Number of shares of Common Stock outstanding as of November 1, 2005:
                                    8,289,940

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          PART I FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited):
          Consolidated Statements of Condition September 30, 2005 and
          December 31, 2004
                                                                         Page 3
          Consolidated Statements of Income for the three and nine
          months ended September 30, 2005 and 2004                       Page 4
          Consolidated Statements of Changes in Shareholders' Equity
          for the nine months ended September 30, 2005 and 2004          Page 5
          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2005 and 2004                              Page 6
          Notes to the Consolidated Financial Statements                 Page 7
Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      Page 9
Item 3    Quantitative and Qualitative Disclosures About Market Risk     Page 18
Item 4    Controls and Procedures                                        Page 18

                         PART II OTHER INFORMATION

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds
                                                                         Page 19
Item 6    Exhibits                                                       Page 19

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                             September 30,     December 31,
                                                                 2005              2004
                                                            --------------    --------------
ASSETS
Cash and due from banks                                     $       24,410    $       15,631
Federal funds sold                                                  19,523               101
Interest-earning deposits                                              830               786
                                                            --------------    --------------
  Total cash and cash equivalents                                   44,763            16,518

Investment Securities Held to Maturity (approximate
   market value $68,665 in 2005 and $87,544 in 2004)                69,060            87,128

Securities Available for Sale                                      316,287           354,186

Loans:
Loans secured by real estate                                       718,738           541,460
Other loans                                                         33,314            30,704
                                                            --------------    --------------
   Total loans                                                     752,052           572,164
     Less:  Allowance for loan losses                                6,514             6,004
                                                            --------------    --------------
   Loans, net                                                      745,538           566,160

Premises and equipment, net                                         21,487            20,163
Accrued interest receivable                                          4,848             4,375
Cash surrender value of life insurance                              17,780            17,253
Other assets                                                         5,173             1,612
                                                            --------------    --------------
      TOTAL ASSETS                                          $    1,224,936    $    1,067,395
                                                            ==============    ==============


LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                       $      173,917    $      162,275
  Interest-bearing deposits:
     Checking                                                      189,577           194,669
     Savings                                                        95,859           106,576
     Money market accounts                                         285,938           227,944
     Certificates of deposit over $100,000                          94,036            74,005
     Certificates of deposit less than $100,000                    204,750           170,197
                                                            --------------    --------------
Total deposits                                                   1,044,077           935,666
Borrowed Funds                                                      77,133            33,394
Accrued expenses and other liabilities                               5,252             3,666
                                                            --------------    --------------
     TOTAL LIABILITIES                                           1,126,462           972,726
                                                            --------------    --------------

SHAREHOLDERS' EQUITY
Common stock (no par value; stated value $0.83
per share; authorized 20,000,000 shares; issued shares,
8,467,417 at September 30, 2005 and 8,393,625 at December
31, 2004; outstanding shares, 8,292,414
at September 30, 2005 and 8,246,042 at December 31, 2004)            7,056             6,994
Surplus                                                             88,858            87,991
Treasury Stock at cost, 175,003 shares in 2005
 and 147,583 shares in 2004                                         (3,630)           (2,867)
Retained Earnings                                                    8,265             1,113
Accumulated other comprehensive (loss)/income, net of
income tax                                                          (2,075)            1,438
                                                            --------------    --------------
      TOTAL SHAREHOLDERS' EQUITY                                    98,474            94,669
                                                            --------------    --------------
      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $    1,224,936    $    1,067,395
                                                            ==============    ==============

See accompanying notes to consolidated financial statements.


                               PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF INCOME
                              (Dollars in thousands, except share data)
                                            (Unaudited)

                                                       Three months ended        Nine months ended
                                                          September 30,            September 30,
                                                       2005         2004         2005         2004
                                                    ----------   ----------   ----------   ----------
INTEREST INCOME
Interest and fees on loans                          $   10,282   $    7,126   $   27,649   $   19,544
Interest on investment securities:
     Taxable                                               350          623        1,278        2,069
     Tax-exempt                                            296          262          880          700
Interest on securities available for sale:
     Taxable                                             3,217        3,438       10,183       10,165
     Tax-exempt                                             90           91          271          273
Interest-earning deposits                                    8            2           17           15
Interest on federal funds sold                              23            5           46           43
                                                    ----------   ----------   ----------   ----------
Total interest income                                   14,266       11,547       40,324       32,809

INTEREST EXPENSE
Interest on savings and interest-bearing deposit
   accounts                                              2,333          932        5,842        2,446
Interest on certificates of deposit over $100,000          716          321        1,793          950
Interest on other time deposits                          1,591          862        4,042        2,581
Interest on borrowed funds                                 864          410        1,912          953
                                                    ----------   ----------   ----------   ----------
Total interest expense                                   5,504        2,525       13,589        6,930
                                                    ----------   ----------   ----------   ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                           8,762        9,022       26,735       25,879

Provision for loan losses                                  150          150          500          450
                                                    ----------   ----------   ----------   ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                           8,612        8,872       26,235       25,429
                                                    ----------   ----------   ----------   ----------

OTHER INCOME
Trust division income                                    1,895        1,666        5,815        5,141
Service charges and fees                                   466          435        1,401        1,259
Securities gains, net                                      216           12          551          612
Bank owned life insurance                                  201          185          599          599
Other income                                               161          177          484          404
                                                    ----------   ----------   ----------   ----------
     Total other income                                  2,939        2,475        8,850        8,015

OTHER EXPENSES
Salaries and employee benefits                           3,775        3,470       11,192       10,508
Premises and equipment                                   1,695        1,420        4,924        4,186
Other expense                                            1,391        1,252        4,318        3,991
                                                    ----------   ----------   ----------   ----------
Total other expenses                                     6,861        6,142       20,434       18,685
                                                    ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE                         4,690        5,205       14,651       14,759
Income tax expense                                       1,475        1,670        4,515        4,734
                                                    ----------   ----------   ----------   ----------
     NET INCOME                                     $    3,215   $    3,535   $   10,136   $   10,025
                                                    ==========   ==========   ==========   ==========
EARNINGS PER SHARE
Basic                                               $     0.39   $     0.43   $     1.22   $     1.22
Diluted                                             $     0.38   $     0.42   $     1.21   $     1.19

Average basic shares outstanding                     8,300,574    8,206,321    8,286,714    8,188,047
Average diluted shares outstanding                   8,417,581    8,406,096    8,405,195    8,390,680


See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                          2005           2004
                                                       ----------    ----------

Balance, Beginning of Period                           $   94,669    $   85,054

Comprehensive income:

     Net Income                                            10,136        10,025

     Unrealized holding losses on securities
         arising during the period, net of tax             (3,155)         (339)
     Less:  Reclassification adjustment for gains
          included in net income, net of tax                  358           398
                                                       ----------    ----------
                                                           (3,513)         (737)
                                                       ----------    ----------

     Total Comprehensive income                             6,623         9,288

Common Stock Options Exercised                                598           742

Purchase of Treasury Stock                                   (763)         (392)

Cash Dividends Declared                                    (2,984)       (2,319)

Tax Benefit on Disqualifying and Nonqualifying                331           313
  Exercise of Stock Options
                                                       ----------    ----------

Balance, September 30,                                 $   98,474    $   92,686
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                           2005          2004
                                                        ----------   ----------
OPERATING ACTIVITIES:
Net Income:                                             $   10,136   $   10,025
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                 1,474        1,220
Amortization of premium and accretion of
   discount on securities, net                                 817        1,132
Provision for loan losses                                      500          450
Gains on security sales                                       (170)        (612)
Gain on loans sold                                             (13)          (2)
Gain on disposal of fixed assets                               (28)          --
Tax benefit on stock option exercises                          331          313
Increase in cash surrender value of life insurance, net       (527)        (534)
Increase in accrued interest receivable                       (473)        (744)
Decrease in other assets                                    (2,182)        (869)
Decrease in accrued expenses and other
  liabilities                                                2,090          885
                                                        ----------   ----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                11,955       11,264
                                                        ----------   ----------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities           31,277       21,507
Proceeds from maturities of securities available
   for sale                                                 31,344       31,728
Proceeds from calls of investment securities                 4,685          745
Proceeds from calls of securities available for sale         7,000        4,600
Proceeds from sales of securities available for sale        34,800       92,817
Purchase of investment securities                          (18,087)     (16,849)
Purchase of securities available for sale                  (41,349)    (126,164)
Proceeds from sales of loans                                 2,316          532
Purchase of loans                                         (108,339)     (60,016)
Net increase in loans                                      (73,842)     (60,320)
Purchases of premises and equipment                         (2,817)      (4,698)
Disposal of premises and equipment                              47           --
                                                        ----------   ----------
 NET CASH USED IN INVESTING ACTIVITIES                    (132,965)    (116,118)
                                                        ----------   ----------

FINANCING ACTIVITIES:
Net increase in deposits                                   108,411       34,101
Net increase in short-term borrowings                       45,000       46,500
Repayments of borrowed funds                                (1,261)      (1,224)
Cash dividends paid                                         (2,730)      (2,230)
Exercise of stock options                                      598          742
Purchase of Treasury Stock                                    (763)        (392)
                                                        ----------   ----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                149,255       77,497
                                                        ----------   ----------

Net increase/(decrease) in cash and cash equivalents        28,245      (27,357)
Cash and cash equivalents at beginning of period            16,518       53,644
                                                        ----------   ----------
Cash and cash equivalents at end of period              $   44,763   $   26,287
                                                        ==========   ==========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                             $   12,676   $    6,914
   Income taxes                                              6,903        5,326

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

The consolidated financial statements of Peapack-Gladstone Financial Corporation are prepared on the accrual basis and include the accounts of the Corporation and its wholly-owned subsidiary, Peapack-Gladstone Bank. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

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

Stock Option Plans: At September 30, 2005, the Corporation had stock-based employee and non-employee director compensation plans. The Corporation accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share for the periods indicated if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                          Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
 (In Thousands Except per Share Data)                      2005         2004         2005         2004
                                                        ----------   ----------   ----------   ----------
Net Income:
   As Reported                                          $    3,215   $    3,535   $   10,136   $   10,025
   Less:  Total Stock-Based Compensation Expense
     Determined under the Fair Value Based Method
     on all Stock Options, Net of Related Tax Effects           99          100          296        1,460
                                                        ----------   ----------   ----------   ----------
   Pro Forma                                            $    3,116   $    3,435   $    9,840   $    8,565
Earnings Per Share:
   As Reported
   Basic                                                $     0.39   $     0.43   $     1.22   $     1.22
   Diluted                                              $     0.38   $     0.42   $     1.21   $     1.19
   Pro Forma
   Basic                                                $     0.38   $     0.42   $     1.19   $     1.05
   Diluted                                              $     0.37   $     0.41   $     1.17   $     1.02


Earnings per Common Share - Basic and Diluted: The following is a reconciliation of the calculation of basic and diluted earnings per share. Basic net income per common share is calculated by dividing net income to common shareholders by the weighted average common shares outstanding during the reporting period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period utilizing the Treasury stock method.

                                                        Three Months Ended        Nine Months Ended
                                                          September 30,             September 30,
(In Thousands, except per share data)                   2005         2004         2005         2004
                                                     ----------   ----------   ----------   ----------
Net Income to Common Shareholders                    $    3,215   $    3,535   $   10,136   $   10,025

Basic Weighted-Average Common Shares Outstanding      8,300,574    8,206,321    8,286,714    8,188,047
Plus:  Common Stock Equivalents                         117,007      199,775      118,481      202,633
                                                     ----------   ----------   ----------   ----------
Diluted Weighted-Average Common Shares Outstanding    8,417,581    8,406,096    8,405,195    8,390,680
Net Income Per Common Share
Basic                                                $     0.39   $     0.43   $     1.22   $     1.22
Diluted                                                    0.38         0.42         1.21         1.19

Options to purchase 327,774 shares of common stock at a weighted average price of $28.93 per share were outstanding and were not included in the computation of diluted earnings per share in the third quarter of 2005 because the option price was greater than the average market price. Options to purchase 326,774 shares of common stock at a weighted average price of $28.94 per share were outstanding and were not included in the year-to-date 2005 computation of diluted earnings per share because the option price was greater than the average market price. Options to purchase 320,804 shares of common stock at a weighted average price of $29.03 per share were outstanding and were not included in the computation of diluted earnings per share in the third quarter of 2004 because the option price was greater than the average market price. Options to purchase 23,209 shares of common stock at a weighted average price of $30.87 per share were outstanding and were not included in the year-to-date 2004 computation of diluted earnings per share because the option price was greater than the average market price.

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the three and nine months ended September 30, 2005 and 2004 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses. Total comprehensive income for the nine months ended September 30, 2005 and 2004 was $6.6 million and $9.3 million, respectively.

2.    LOANS

Loans outstanding as of September 30, consisted of the following:

(In Thousands)                                              2005          2004
                                                        ----------    ----------
Loans Secured by 1-4 Family                             $  500,875    $  340,137
Commercial Real Estate                                     187,210       157,312
Construction Loans                                          30,653        16,463
Commercial Loans                                            24,660        22,112
Consumer Loans                                               6,134         7,417
Other Loans                                                  2,520         3,301
                                                        ----------    ----------
   Total Loans                                          $  752,052    $  546,742
                                                        ==========    ==========

3.    FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At September 30, 2005 and 2004, advances from the Federal Home Loan Bank of New York (FHLB) totaled $77.1 million and $75.3 million, respectively, with a weighted average interest rate of 3.35 percent and 2.65 percent, respectively. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $212.6 million at September 30, 2005. At September 30, 2005, advances totaling $23.0 million have fixed maturity dates, advances totaling $9.1 million were amortizing advances with monthly payments of principal and interest and $45 million are floating rate advances with a 90-day original term.

The final maturity dates of the advances are scheduled as follows:

                    (In Thousands)
                    2005                             $45,000
                    2006                               6,000
                    2007                               4,000
                    2008                               1,599
                    2009                               2,000
                    Over 5 Years                      18,534
                                                     -------
                    Total                            $77,133
                                                     =======

4.    BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees.

The net periodic expense for the three and nine months ended September 30 included the following components:

                                       Three Months Ended      Nine Months Ended
                                          September 30,         September 30,
 (In Thousands)                          2005       2004       2005       2004
                                       -------    -------    -------    -------
Service Cost                           $   351    $   275    $ 1,053    $   824
Interest Cost                              146        126        439        378
Expected Return on Plan Assets            (133)      (117)      (400)      (351)
Amortization of:
   Net Loss                                 16          6         50         18
   Unrecognized Prior Service Cost           1         --          1         (1)
   Unrecognized Remaining Net Assets        (2)        (2)        (5)        (5)
                                       -------    -------    -------    -------
Net Periodic Benefit Cost              $   379    $   288    $ 1,138    $   863
                                       =======    =======    =======    =======

As previously disclosed in the financial statements for the year ended December 31, 2004, the Corporation expects to contribute $1.3 million to its pension plan in 2005. As of September 30, 2005, contributions of $954 thousand had been made in the current year.

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

EXECUTIVE SUMMARY: Net income was $3.2 million for the third quarter ended September 30, 2005, compared to $3.5 million for the third quarter of 2004, representing a 9.1 percent decline. Diluted earnings per share declined to $0.38 for the third quarter of 2005 from $0.42 for the same period in 2004. Net income for the nine months ended September 30, 2005 was $10.1 million compared to $10.0 million for the same period in 2004. Diluted earnings per share increased to $1.21 for the nine months ended September 30, 2005, compared to $1.19 for the same period a year ago.

For the quarter ended September 30, 2005, the Corporation achieved an annualized return on average shareholders equity of 13.00 percent and an annualized return on average assets of 1.08 percent.

Net interest income for the current quarter declined $235 thousand on a tax equivalent basis to $9.0 million as compared to $9.3 million in the third quarter of 2004, and the net interest margin declined to 3.18 percent from 3.78 percent in the third quarter of 2004 and 3.37 percent in the second quarter of 2005.

The net interest margin and the corresponding net interest income continues to be negatively impacted by a combination of an aberrant rate cycle, market pressure on loan spreads and the change in deposit funding mix towards higher cost certificates and money market accounts. While the net interest margin will likely remain under pressure in the short term, we believe the relatively short repricing term of our earning assets will yield margin expansion if the interest rate yield curve returns to more historically normal levels.

Average loans grew by $225.0 million for the quarter ended September 30, 2005, or 44.8 percent as a result of new business development, higher originations and the purchase of adjustable-rate mortgage loans from a third-party entity. The yield on loans declined to 5.66 percent, representing a two basis point decrease from the third quarter of 2004. Credit quality has remained high and loan delinquencies have continued at very low levels.

Average interest-bearing deposits increased $107.4 million, or 15.0 percent, for the third quarter of 2005, compared with the same period in 2004. Average demand deposits increased $14.9 million or 9.5 percent for the third quarter of 2005 as compared to the year ago period. Average borrowings increased by $27.9 million compared to the prior year. Higher average borrowings were used to fund growth in the loan portfolios. The cost of deposits and borrowings increased by 95 basis points over the prior year period to 2.02 percent.

EARNINGS ANALYSIS

NET INTEREST INCOME: Net interest income, on a tax-equivalent basis, for the third quarter of 2005 decreased $235 thousand or 2.5 percent to $9.0 million over the same quarter of 2004 and $187 thousand or 2.0 percent over the second quarter of 2005. The net interest margin on a tax-equivalent basis was 3.18 percent, 19 basis points lower than the second quarter of 2005. The decline was mainly the result of the flattening of the yield curve with funding costs increasing faster than yields on new and repricing term loans and investments. The overall yield on interest-earning assets increased over the second quarter of 2005 by 12 basis points, while deposit and borrowing costs increased 33 basis points causing the narrowing of the margin. Deposit and borrowing costs have been increasing mainly due to competitive pricing pressure combined with rising short-term interest rates.

For the third quarter of 2005, average loans increased $225.0 million or 44.8 percent while average investments declined $72.0 million or 15.2 percent over the same period in 2004. Compared to the linked second quarter of 2005, average loans grew $77.8 million or 12.0 percent, while the average balance of investments declined $39.1 million or 8.9 percent. Proceeds from sold or matured securities were used to fund higher yielding loans in both periods.

Average interest-bearing liabilities for the quarter ended September 30, 2005 increased $135.3 million or 17.3 percent as compared to the quarter ended September 30, 2004 and increased $44.3 million or 5.1 percent as compared with the second quarter of 2005. Average total interest-bearing deposits increased $107.4 million or 15.0 percent for the quarter ended September 30, 2005 as compared with the same period in 2004 and increased $22.6 million or 2.8 percent compared with the second quarter of 2005. These increases were primarily attributed to the opening of the Morristown and Bridgewater branches and successful marketing of new certificate and money market products.

Interest on loans increased $1.19 million for the third quarter of 2005 compared to the second quarter of 2005 due to the increased volume of loans and higher short-term interest rates. Interest from investments declined $341 thousand, on a tax-equivalent basis, for the three month period ended September 30, 2005 compared with the quarter ended June 30, 2005 mainly due to lower average balances offset in part by higher rates earned. The Federal Reserve increased short-term interest rates 11 times from June 2004 through September 2005, including two 25 basis point increases in the third quarter of 2005. The Corporation's prime rate moved in conjunction with each interest rate increase, which resulted in higher interest income during the quarters on commercial and home equity loans tied to the prime lending rate.

Interest expense for the three months ended September 30, 2005 increased $1.05 million compared with the quarter ended June 30, 2005. This increase was primarily due to increased deposit interest rates due to pressures on deposit pricing from the market place and competitors, customers shifting deposits into higher yielding products and higher borrowing costs due to the rise in short-term rates.

The following table reflects the components of net interest income for the three months ended September 30, 2005 and 2004:

                                             Average Balance Sheet
                                                   Unaudited
                                                 Quarters Ended
                                  (Tax-Equivalent Basis, Dollars in Thousands)

                                                  September 30, 2005                   September 30, 2004
                                                  ------------------                   ------------------
                                          Average         Income/               Average        Income/
                                          Balance         Expense    Yield      Balance        Expense      Yield
                                          -------         -------    -----      -------        -------      -----
ASSETS:

Interest-Earning Assets:
   Investments:
     Taxable (1)                        $   350,342    $     3,567    4.07%   $   427,945    $     4,061     3.80%
     Tax-Exempt (1) (2)                      52,334            638    4.88         46,753            582     4.98
   Loans (2) (3)                            727,517         10,291    5.66        502,552          7,133     5.68
   Federal Funds Sold                         2,670             23    3.40          1,475              5     1.36
   Interest-Earning Deposits                  1,014              8    3.18            715              2     1.12
                                        -----------    -------------------    -----------    --------------------
   Total Interest-Earning Assets          1,133,877    $    14,527    5.12%       979,440    $    11,783     4.81%
                                        -----------    -------------------    -----------    --------------------
Noninterest-Earning Assets:
   Cash and Due from Banks                   21,171                                19,969
   Allowance for Loan Losses                 (6,367)                               (5,769)
   Premises and Equipment                    21,606                                18,242
   Other Assets                              24,697                                23,407
                                        -----------                           -----------
   Total Noninterest-Earning Assets          61,107                                55,849
                                        -----------                           -----------
Total Assets                            $ 1,194,984                           $ 1,035,289
                                        ===========                           ===========

LIABILITIES:

Interest-Bearing Deposits
   Checking                             $   196,156    $       674    1.37%   $   165,293    $       279     0.68%
   Money Markets                            154,565          1,124    2.91         66,220            117     0.71
   Tiered Money Markets                      95,849            363    1.51        155,854            367     0.94
   Savings                                   98,657            172    0.70        109,557            169     0.62
   Certificates of Deposit                  277,733          2,307    3.32        218,611          1,183     2.16
                                        -----------    -------------------    -----------    --------------------
     Total Interest-Bearing Deposits        822,960          4,640    2.26        715,535          2,115     1.18
   Borrowings                                96,398            864    3.59         68,474            410     2.40
                                        -----------    -------------------    -----------    --------------------
   Total Interest-Bearing Liabilities       919,358          5,504    2.39        784,009          2,525     1.29
                                        -----------    -------------------    -----------    --------------------
Noninterest Bearing
     Liabilities
   Demand Deposits                          172,421                               157,508
   Accrued Expenses and
     Other Liabilities                        4,287                                 5,409
                                        -----------                           -----------
   Total Noninterest-Bearing
     Liabilities                            176,708                               162,917
Shareholders' Equity                         98,918                                88,363
                                        -----------                           -----------
   Total Liabilities and
     Shareholders' Equity               $ 1,194,984                           $ 1,035,289
                                        ===========                           ===========
   Net Interest Income
       (tax-equivalent basis)                                9,023                                 9,258
     Net Interest Spread                                              2.73%                                  3.52%
                                                                      ====                                   ====
     Net Interest Margin (4)                                          3.18%                                  3.78%
                                                                      ====                                   ====
Tax equivalent adjustment                                     (261)                                 (236)
                                                       -----------                           -----------
Net Interest Income                                    $     8,762                           $     9,022
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

The following table reflects the components of net interest income for the three months ended September 30, 2005 and June 30, 2005:


                                             Average Balance Sheet
                                                   Unaudited
                                                Quarters Ended
                                  (Tax-Equivalent Basis, Dollars in Thousands)

                                                   September 30, 2005                        June 30, 2005
                                                   ------------------                        -------------
                                          Average         Income/                  Average       Income/
                                          Balance         Expense      Yield       Balance       Expense     Yield
                                          -------         -------      -----       -------       -------     -----
ASSETS:

Interest-Earning Assets:
   Investments:
     Taxable (1)                        $   350,342     $     3,567     4.07%   $   385,908    $     3,891    4.03%
     Tax-Exempt (1) (2)                      52,334             638     4.88         55,881            655    4.69
   Loans (2) (3)                            727,517          10,291     5.66        649,733          9,101    5.60
   Federal Funds Sold                         2,670              23     3.40          1,719             12    2.90
   Interest-Earning Deposits                  1,014               8     3.18            776              6    3.02
                                        -----------     --------------------    -----------    -------------------
   Total Interest-Earning Assets          1,133,877     $    14,527     5.12%     1,094,017    $    13,665    5.00%
                                        -----------     --------------------    -----------    -------------------
Noninterest-Earning Assets:
   Cash and Due from Banks                   21,171                                  21,641
   Allowance for Loan Losses                 (6,367)                                 (6,166)
   Premises and Equipment                    21,606                                  21,155
   Other Assets                              24,697                                  23,703
                                        -----------                             -----------
   Total Noninterest-Earning Assets          61,107                                  60,333
                                        -----------                             -----------
Total Assets                            $ 1,194,984                             $ 1,154,350
                                        ===========                             ===========

LIABILITIES:

Interest-Bearing Deposits
   Checking                             $   196,156     $       674     1.37%   $   205,237    $       609    1.19%
   Money Markets                            154,565           1,124     2.91        130,355            789    2.42
   Tiered Money Markets                      95,849             363     1.51        103,468            375    1.45
   Savings                                   98,657             172     0.70        101,952            177    0.69
   Certificates of Deposit                  277,733           2,307     3.32        259,392          1,895    2.92
                                        -----------     --------------------    -----------    -------------------
     Total Interest-Bearing Deposits        822,960           4,640     2.26        800,404          3,845    1.92
   Borrowings                                96,398             864     3.59         74,668            610    3.27
                                        -----------     --------------------    -----------    -------------------
   Total Interest-Bearing Liabilities       919,358           5,504     2.39        875,072          4,455    2.04
                                        -----------     --------------------    -----------    -------------------
Noninterest Bearing
     Liabilities
   Demand Deposits                          172,421                                 177,270
   Accrued Expenses and
     Other Liabilities                        4,287                                   5,297
                                        -----------                             -----------
   Total Noninterest-Bearing
     Liabilities                            176,708                                 182,567
Shareholders' Equity                         98,918                                  96,711
                                        -----------                             -----------
   Total Liabilities and
     Shareholders' Equity               $ 1,194,984                             $ 1,154,350
                                        ===========                             ===========
   Net Interest Income
       (tax-equivalent basis)                                 9,023                                  9,210
     Net Interest Spread                                                2.73%                                 2.96%
                                                                        ====                                  ====
     Net Interest Margin (4)                                            3.18%                                 3.37%
                                                                        ====                                  ====
Tax equivalent adjustment                                      (261)                                  (265)
                                                        -----------                            -----------
Net Interest Income                                     $     8,762                            $     8,945
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

The following table reflects the components of net interest income for the nine months ended September 30, 2005 and 2004:

                                                 Average Balance Sheet
                                                      Unaudited
                                                    Year-to-Date
                                      (Tax-Equivalent Basis, Dollars in Thousands)

                                                   September 30, 2005                    September 30, 2004
                                                   ------------------                    ------------------
                                          Average         Income/                 Average        Income/
                                          Balance         Expense      Yield      Balance        Expense     Yield
                                          -------         -------      -----      -------        -------     -----
ASSETS:

Interest-Earning Assets:
   Investments:
     Taxable (1)                        $   379,263     $    11,461     4.03%   $   429,385    $    12,234    3.80%
     Tax-Exempt (1) (2)                      53,321           1,898     4.75         42,018          1,606    5.09
   Loans (2) (3)                            657,264          27,673     5.61        457,791         19,561    5.70
   Federal Funds Sold                         2,057              46     2.97          5,841             43    0.98
   Interest-Earning Deposits                    806              17     2.87          1,905             15    1.05
                                        -----------     --------------------    -----------    -------------------
   Total Interest-Earning Assets          1,092,711     $    41,095     5.01%       936,940    $    33,459    4.76%
                                        -----------     --------------------    -----------    -------------------
Noninterest-Earning Assets:
   Cash and Due from Banks                   21,260                                  19,483
   Allowance for Loan Losses                 (6,188)                                 (5,640)
   Premises and Equipment                    20,984                                  17,255
   Other Assets                              24,534                                  25,825
                                        -----------                             -----------
   Total Noninterest-Earning Assets          60,590                                  56,923
                                        -----------                             -----------
Total Assets                            $ 1,153,301                             $   993,863
                                        ===========                             ===========

LIABILITIES:

Interest-Bearing Deposits
   Checking                             $   200,727     $     1,811     1.20%   $   153,285    $       629    0.55%
   Money Markets                            130,224           2,348     2.40         65,926            311    0.63
   Tiered Money Markets                     107,292           1,153     1.43        148,167          1,013    0.91
   Savings                                  102,077             530     0.69        106,393            493    0.62
   Certificates of Deposit                  263,072           5,835     2.96        221,711          3,531    2.12
                                        -----------     --------------------    -----------    -------------------
     Total Interest-Bearing Deposits        803,392          11,677     1.94        695,482          5,977    1.15
   Borrowings                                76,013           1,912     3.35         48,017            953    2.64
                                        -----------     --------------------    -----------    -------------------
   Total Interest-Bearing Liabilities       879,405          13,589     2.06        743,499          6,930    1.24
                                        -----------     --------------------    -----------    -------------------
Noninterest Bearing
     Liabilities
   Demand Deposits                          172,033                                 156,740
   Accrued Expenses and
     Other Liabilities                        4,806                                   6,188
                                        -----------                             -----------
   Total Noninterest-Bearing
     Liabilities                            176,839                                 162,928
Shareholders' Equity                         97,057                                  87,436
                                        -----------                             -----------
   Total Liabilities and
     Shareholders' Equity               $ 1,153,301                             $   993,863
                                        ===========                             ===========
   Net Interest Income
       (tax-equivalent basis)                                27,506                                 26,529
     Net Interest Spread                                                2.95%                                 3.52%
                                                                        ====                                  ====
     Net Interest Margin (4)                                            3.36%                                 3.78%
                                                                        ====                                  ====
Tax equivalent adjustment                                      (771)                                  (650)
                                                        -----------                            -----------
Net Interest Income                                     $    26,735                            $    25,879
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

OTHER INCOME: For the three and nine months ended September 30, 2005, other income increased $464 thousand or 18.7 percent and $835 thousand or 10.4 percent, respectively. The increases were due to higher trust division fees and service charges on deposit accounts.

Income from PGB Trust and Investments, the Bank's trust division, was $1.9 million, an increase of $229 thousand or 13.7 percent for the third quarter of 2005 compared to the same period a year ago. For the first nine months of 2005, trust fees were $5.8 million as compared to $5.1 million for the same period in 2004, an increase of $674 thousand or 13.1 percent. The increased fee income is attributable to growth in client assets, which increased $154.4 million, or 9.9 percent, in market value over the third quarter of 2004.

Service charges on deposit accounts increased $31 thousand or 7.1 percent for the third quarter of 2005 and increased $142 thousand or 11.3 percent for the nine months ended September 30, 2005, compared with the same period in 2004. These increases were primarily due to the introduction of a new overdraft protection product.

Gains on securities transactions, net, increased $204 thousand in the third quarter of 2005 and declined $61 thousand for the nine months ended September 30, 2005 as compared to the same periods in 2004.

The following table presents the components of other income for the three and nine months ended September 30, 2005 and 2004:

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
(In Thousands)                           2005       2004       2005       2004
                                       --------   --------   --------   --------
Trust division income                  $  1,895   $  1,666   $  5,815   $  5,141
Service charges and fees                    466        435      1,401      1,259
Securities gains, net                       216         12        551        612
Bank owned life insurance                   201        185        599        599
Other non-interest income                    73         84        224        168
Safe deposit rental fees                     64         64        179        179
Fees for other services                      24         29         81         57
                                       --------   --------   --------   --------
              Total other income       $  2,939   $  2,475   $  8,850   $  8,015
                                       ========   ========   ========   ========

OTHER EXPENSES: Other expenses increased by $719 thousand or 11.7 percent and $1.7 million or 9.4 percent for the three and nine months ended September 30, 2005 compared with the same periods in 2004, primarily due to increases in salaries and employee benefits and premises and equipment expenses. The Corporation incurred these additional expenses to support branch expansion and new business development initiatives.

Salary and employee benefits increased $305 thousand or 8.8 percent and $684 thousand or 6.5 percent for the three and nine months ended September 30, 2005, compared with the same periods in the prior year. At September 30, 2005, the Corporation's full-time equivalent staff was 224 compared with 212 at September 30, 2004. Normal salary increases, as well as additions to staff, branch expansion and higher group health insurance and pension plan costs accounted for the increase.

Premises and equipment expense for the three and nine months ended September 30, 2005 increased $275 thousand or 19.4 percent and $738 thousand or 17.6 percent compared with the same periods in 2004. These increases were largely due to business expansion such as new and refurbished branches, as well as, higher depreciation charges in connection with investments in technology and facilities.

Other expense, excluding salaries and employee benefits and premises and equipment, increased $139 thousand or 11.1 percent and $327 thousand or 8.2 percent for the three and nine months ended September 30, 2005 as compared to the same periods in 2004. The significant components of other expense include advertising, stationery, professional fees and trust division expense.

The following table presents the components of other expense for the three and nine months ended September 30, 2005 and 2004:

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
(In Thousands)                           2005       2004       2005       2004
                                       --------   --------   --------   --------
Salaries and employee benefits         $  3,775   $  3,470   $ 11,192   $ 10,508
Premises and equipment                    1,695      1,420      4,924      4,186
Advertising                                 178        110        670        439
Stationery and supplies                     128        141        426        408
Professional fees                           116        120        359        371
Trust division expense                       99        103        308        296
Telephone                                    88        113        280        356
Postage                                      74         70        212        250
Other expense                               708        595      2,063      1,871
                                       --------   --------   --------   --------
             Total other expense       $  6,861   $  6,142   $ 20,434   $ 18,685
                                       ========   ========   ========   ========

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $532 thousand and $289 thousand at September 30, 2005 and 2004, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are considered well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                               September 30,
(In thousands)                                               2005        2004
                                                           --------    --------
Other real estate owned                                    $     --    $     --
Loans past due in excess of 90 days and still accruing          192         188
Non-accrual loans                                               340         101
                                                           --------    --------
Total non-performing assets                                $    532    $    289
                                                           ========    ========

Non-performing loans as a % of total loans                     0.07%       0.05%
Non-performing assets as a % of total
  loans plus other real estate owned                           0.07%       0.05%
Allowance as a % of total loans                                0.87%       1.07%

PROVISION FOR LOAN LOSSES: The provision for loan losses was $150 thousand for the third quarters of 2005 and 2004. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management's evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. For the nine months ended September 30, 2005, the provision for loan losses was $500 thousand as compared to $450 thousand for the same nine-month period last year.

For the third quarter of 2005, net recoveries were $2 thousand as compared to net recoveries of $4 thousand during the third quarter of 2004. Net recoveries for the nine months ended September 30, 2005 were $10 thousand as compared to net charge-offs of $65 thousand for the nine months ended September 30, 2004.

A summary of the allowance for loan losses for the nine-month periods ended September 30, follows:

(In Thousands)                                               2005         2004
                                                             ----         ----
Balance, January 1,                                        $ 6,004      $ 5,467
Provision charged to expense                                   500          450
Loans charged off                                               (3)         (77)
Recoveries                                                      13           12
                                                           -------      -------

Balance, September 30,                                     $ 6,514      $ 5,852
                                                           =======      =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 31.4 percent and 32.1 percent for the three months ended September 30, 2005 and 2004, respectively. On a year to date basis, income tax expense as a percentage of pre-tax income was 30.8 percent in 2005 and 32.1 percent in 2004. The rate of income tax expense declined due to higher levels of tax-exempt income as well as a decline in the state income tax due to higher taxable income in the Real Estate Investment Trust subsidiary, which has a lower effective tax rate.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At September 30, 2005, total shareholders' equity, including net unrealized losses on securities available for sale, was $98.5 million, representing an increase in total shareholders' equity recorded at December 31, 2004, of $3.8 million or 4.0 percent. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles. The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At September 30, 2005, the Corporation's Tier 1 Capital and Total Capital ratios were 17.05 percent and 18.16 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at September 30, 2005, was 8.67 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $44.8 million at September 30, 2005. In addition, the Corporation had $316.3 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below. Book value as of September 30, 2005, of investment securities and securities available for sale maturing within one year amounted to $15.4 million and $25.7 million, respectively.

The primary source of funds available to meet liquidity needs is the Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of September 30, 2005, core deposits equaled $950.0 million.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2005).

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

                           PART II. OTHER INFORMATION

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                                     Issuer Purchases of Equity Securities

                                                            Total Number of
                                                                 Shares           Maximum Number
                                                              Purchased as      of Shares that May
                          Total Number        Average       Part of Publicly    Yet Be Purchased
                           of Shares        Price Paid       Announced Plans    Under the Plans or
        Period             Purchased         per Share         or Programs           Programs
--------------------     --------------   ---------------   ----------------   --------------------
July 1-31, 2005                      --   $            --                 --         150,000
August 1-31, 2005                 7,300             26.95              7,300         142,700
September 1-30, 2005              8,700             27.51              8,700         134,000
                         ---------------  ---------------   ----------------
            Total                16,000             27.25             16,000
                         ===============  ===============   ================

On April 15, 2005, the Board of Directors of Peapack-Gladstone Financial Corporation announced the authorization of a stock repurchase plan. The Board authorized the purchase of up to 150,000 shares of outstanding common stock, to be made from time to time, in the open market or in privately negotiated transactions, at prices not exceeding prevailing market prices. The plan expires on April 15, 2006.

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


                            PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                 (Registrant)




DATE: November 7, 2005      By: /s/ Frank A. Kissel
                               -------------------------------------------------
                            FRANK A. KISSEL
                            Chairman of the Board and Chief Executive Officer



DATE: November 7, 2005      By: /s/ Arthur F. Birmingham
                              --------------------------------------------------
                            ARTHUR F. BIRMINGHAM
                            Executive Vice President and Chief Financial Officer

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