Form 10-K
period 2005-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2006-03-14
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005        Commission File No. 000-23537
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer |_|    Accelerated filer |X|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b.2). Yes |_| No |X|.

The aggregate market value of the shares held by unaffiliated stockholders was approximately $214,557,690 on June 30, 2005.

As of February 28, 2006, 8,273,287 shares of no par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's 2005 Annual Report (the "2005 Annual Report") and Definitive Proxy Statement for the Corporation's 2006 Annual Meeting of Shareholders (the "2006 Proxy Statement") are incorporated by reference into Parts II and III.


                                                   FORM 10-K
                                    PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                     For the Year Ended December 31, 2005

                                               Table of Contents
                                               -----------------
PART I

Item 1.    Business........................................................................................3

Item 1A.   Risk Factors....................................................................................7

Item 1B.   Unresolved Staff Comments.......................................................................9

Item 2.    Properties......................................................................................9

Item 3.    Legal Proceedings...............................................................................9

Item 4.    Submission of Matters to a Vote of Security Holders.............................................9

Item 4A.   Executive Officers of the Registrant...........................................................10

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
           of Equity Securities ..........................................................................10

Item 6.    Selected Financial Data........................................................................11

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........11

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk......................................11

Item 8.    Financial Statements and Supplementary Data....................................................11

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........11

Item 9A.   Controls and Procedures........................................................................11

Item 9B.   Other Information..............................................................................11

PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................12

Item 11.   Executive Compensation.........................................................................12

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.12

Item 13.   Certain Relationships and Related Transactions.................................................12

Item 14.   Principal Accounting Fees and Services.........................................................12

PART IV

Item 15.   Exhibits and Financial Statement Schedules.....................................................13

           Signatures.....................................................................................14

This Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Corporation. Such statements are not historical facts and include expressions about the Corporation's confidence, strategies and expectations about earnings, new and existing programs and products, relationships, opportunities, technology and market conditions. These statements may be identified by forward-looking terminology such as "expect," "believe," or "anticipate," or expressions of confidence like "strong," or "on-going," or similar statements or variations of such terms. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

o    Unexpected decline in the direction of the economy in New Jersey.
o    Unexpected changes in interest rates.
o    Failure to grow business.
o    Inability to manage growth.
o    Unexpected loan prepayment volume.
o    Exposure to credit risks.
o    Insufficient allowance for loan losses.
o    Competition from other financial institutions.
o    Adverse effects of government regulation.
o    Decline in the levels of loan quality and origination volume.
o    Decline in the volume of increase in trust assets or deposits.

The Corporation assumes no responsibility to update such forward-looking statements in the future.

                                     PART I

Item 1.     BUSINESS

                                 The Corporation

Peapack-Gladstone Financial Corporation (the "Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Corporation was organized under the laws of New Jersey in August 1997, by the Board of Directors of Peapack-Gladstone Bank (the "Bank"), its principal subsidiary, to become a holding company for the Bank. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. Deposits of the Bank are insured for up to $100,000 per depositor by the Bank Insurance Fund administered by the FDIC. The Bank is a member of the Federal Reserve System. The Bank offers financial services through 19 full-service banking offices, and one mini-branch. The Bank maintains nine branches and one auxiliary office in Somerset County, three in Hunterdon County and seven in Morris County.

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

In addition to commercial lending activities, the Bank offers a wide range of consumer banking services, including: checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts held in certificates of deposit. The Bank also offers residential and construction mortgages, home equity lines of credit and other second mortgage loans. For children, the Bank offers a special pony club savings account. New Jersey Consumer Checking Accounts are offered to low income customers. In addition, the Bank provides foreign and domestic travelers' checks, personal money orders, cashier's checks and wire transfers. Automated teller machines are available at nineteen (19) locations. Via the automatic teller machine access card issued by the Bank, customers may pay for commodities at point-of-sale merchant locations. Internet banking is available to customers including an on-line bill payment option. The Corporation has no foreign operations.

The Bank has a Trust and Investment Department, PGB Trust and Investments, which offers personal investment management services, personal trust administration services, estate settlement, income tax services, custodial services and other financial planning services. Since its inception in 1972, trust assets (market value) have increased to $1.76 billion.

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, available on its website at www.pgbank.com.
                  --------------

                                    Employees

As of December 31, 2005, the Corporation employed 228 full-time equivalent persons. Management considers relations with employees to be satisfactory.

                             Principal Market Areas

The Bank's principal market for its deposit gathering activities includes Somerset, Morris and Hunterdon Counties. The area is composed of upper-income single-family homes, moderate-income properties, some low-income housing and several large corporate campuses. There are numerous small retail businesses in each of the towns as well as offices for various professionals, i.e. attorneys, architects, interior decorators, physicians, etc. A portion of the market area is bisected by Interstate Highways 287 and 78 where numerous corporate offices have relocated over the past 25 years.

The Bank has expanded its service areas from one office in 1968 to the present 19 full-service banking locations and one mini-branch location by steadily opening new branches. All of the communities that the Bank serves are demographically similar and contiguous to the main office.

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

                              Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At December 31, 2005, the Corporation's Tier 1 Capital and Total Capital ratios were 16.71% and 17.78%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 2005 was 8.66%.

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

                           Sarbanes-Oxley Act of 2002

The  Sarbanes-Oxley  Act  of  2002   ("Sarbanes-Oxley   Act")  added  new  legal
requirements for public companies affecting corporate governance, accounting and corporate reporting.

The Sarbanes-Oxley Act provides for, among other things:

     o a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

     o    independence requirements for audit committee members;

     o    independence requirements for company auditors;

     o certification of financial statements within the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the chief executive officer and the chief financial officer;

     o the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

     o    disclosure of off-balance sheet transactions;

     o    two-business day filing requirements for insiders filing on Form 4;

     o disclosure of a code of ethics for financial officers and filing a Current Report on Form 8-K for a change in or waiver of such code;

     o the reporting of securities violations "up the ladder" by both in-house and outside attorneys;

     o restrictions on the use of non-GAAP financial measures in press releases and SEC filings;

     o    the formation of a public accounting oversight board;

     o various increased criminal penalties for violations of securities laws;

     o various increased criminal penalties for violations of securities laws; and

     o an assertion by management with respect to the effectiveness of internal control over financial reporting; and

     o report by the company's external auditor on management's assertion and the effectiveness of internal control o aver financial reporting.

Each of the national  stock  exchanges,  including the American  Stock  Exchange
(AMEX) where the Corporation's securities are listed, have implemented new corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adoption of charters for the nominating and audit committees.

                                 USA PATRIOT Act

As part of the USA PATRIOT Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "Anti Money Laundering Act"). The Anti Money Laundering Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Anti Money Laundering Act requires each financial institution:
(i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Anti Money Laundering Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Regulations implementing the due diligence requirements, require minimum standards to verify customer identity and maintain accurate records, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of "concentration accounts," and requires all covered financial institutions to have in place an anti-money laundering compliance program. Federal and state banking agencies have strictly enforced various anti-money laundering and suspicious activity reporting requirements using formal and informal enforcement tools to cause banks to comply with these provisions.

The Anti Money Laundering Act amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of any financial institution involved in a proposed merger transaction in combating money laundering activities when reviewing an application under these acts.

                             Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Modernization Act") became effective in early 2000. The Modernization Act:

     o allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

     o allows insurers and other financial services companies to acquire banks;

     o removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

     o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

If a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals. The Corporation has not elected to become a financial holding company.

The Modernization Act modified other financial laws, including laws related to financial privacy and community reinvestment.

Item 1A.    RISK FACTORS

The material risks and uncertainties that management believes affect the Corporation are described below. These risks and uncertainties are not the only ones affecting the Corporation. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Corporation's business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, the Corporation's financial condition and results of operations could be materially and adversely affected.

Changes in interest rates may adversely affect our earnings and financial condition.

Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.

We may not be able to continue to grow our business, which may adversely impact our results of operations.

Our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits to existing and new branches, and identify favorable loan and investment opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

We may not be able to manage our growth, which may adversely impact our financial results.

As part of our expansion strategy, we plan to open new branches in our existing and target markets. However, we may be unable to identify attractive locations on terms favorable to us or to hire qualified management to operate the new branches. In addition, the organizational and overhead costs may be greater than we anticipated or we may not be able to obtain the regulatory approvals necessary to open new branches. New branches may take longer than expected to reach profitability, and we cannot assure that they will become profitable. The additional costs of starting new branches may adversely impact our financial results.

Our ability to manage growth successfully will depend on whether we can continue to fund this growth while maintaining cost controls and asset quality, as well as on factors beyond our control, such as national and regional economic conditions and interest rate trends. If we are not able to control costs and maintain asset quality, such growth could adversely impact our earnings and financial condition.

The Corporation is required by Federal regulatory authorities to maintain adequate levels of capital to support its operations. The Corporation may at some point need to raise additional capital to support continued growth. The Corporation's ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Corporation's control, and on its financial performance. Accordingly, the Corporation cannot assure you of its ability to raise additional capital if needed or on terms acceptable to the Corporation. If the Corporation cannot raise additional capital when needed, the ability to further expand its operations could be materially impaired.

Our exposure to credit risk could adversely affect our earnings and financial condition.

There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in the economy, risks inherent in dealing with borrowers and, in the case of a loan backed by collateral, risks resulting from uncertainties about the future value of the collateral.

Adverse economic and business conditions in our market area may have an adverse effect on our earnings.

Substantially all of our business is with customers located within Morris, Somerset and Hunterdon Counties and contiguous counties. Generally, we make loans to small to mid-sized businesses, most of whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers' ability to repay their loans and, consequently, adversely affect our financial condition and performance. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans under secured. If we are required to liquidate the collateral to satisfy the debt securing a loan during a period of reduced real estate values, our earnings could be adversely affected.

If our allowance for loan losses were not sufficient to cover actual loan losses, our earnings would decrease.

We maintain an allowance for loan losses based on, among other things, national and regional economic conditions, and historical loss experience and delinquency trends among loan types. However, we cannot predict loan losses with certainty and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan losses could reduce our earnings.

Competition  from  other  financial   institutions  in  originating   loans  and
attracting deposits may adversely affect our profitability.

We face substantial competition in originating loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, and more accessible branch office locations.

In attracting deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations and increase our cost of funds.

We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our earnings and financial condition.

Government regulation significantly affects our business.

The banking industry is extensively regulated. Banking regulations are intended primarily to protect depositors, and the FDIC deposit insurance funds, not the shareholders of the Corporation. We are subject to regulation and supervision by the New Jersey Department of Banking and Insurance and the Federal Reserve Bank. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. We are subject to various regulatory capital requirements, which involve both quantitative measures of our assets and liabilities and qualitative judgments by regulators regarding risks and other factors. Failure to meet minimum capital requirements or comply with other regulations could result in actions by regulators that could adversely affect our ability to pay dividends or otherwise adversely impact operations. In addition, changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and achieve satisfactory spreads and impose additional costs on us.

The Bank is also subject to a number of Federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. The Bank's compliance with these laws will be considered by the Federal banking regulators when reviewing bank merger and bank holding company acquisitions or commence new activities or make new investment in reliance on the Gramm-Leach-Bliley Act. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any rules or regulations promulgated by the SEC or the American Stock Exchange.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

The Corporation owns eight branches and leases 12 branches. The Corporation also owns two properties adjacent to the Main Office in Peapack-Gladstone. The Corporation leases an administrative and operations office building in Peapack-Gladstone and a data center in Bedminster Township.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT


           Name            Age      Executive Officer Since                      Office
-----------------------------------------------------------------------------------------------------------------
Frank A. Kissel             55               1989            Chairman and Chief Executive Officer
Craig C. Spengeman          50               1993            President, PGB Trust and Investments
Robert M. Rogers            47               1992            President and Chief Operating Officer
Arthur F. Birmingham        54               1996            Executive Vice President and Chief Financial Officer
Garrett P. Bromley          61               1997            Executive Vice President and Chief Credit Officer


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

                                                                    DIVIDEND
2005                              HIGH              LOW             PER SHARE
                              -------------     -------------     -------------
1st QUARTER                   $       31.77     $       25.94     $       0.110
2nd QUARTER                           30.50             25.50             0.110
3rd QUARTER                           30.38             25.81             0.140
4th QUARTER                           29.28             25.95             0.140

                                                                    DIVIDEND
2004                              HIGH              LOW             PER SHARE
                              -------------     -------------     -------------
1st QUARTER                   $       31.55     $       27.73     $       0.100
2nd QUARTER                           32.27             25.35             0.100
3rd QUARTER                           31.09             26.09             0.110
4th QUARTER                           33.00             28.75             0.110


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

On December 31, 2005, the last reported sale price of the Common Stock was $27.90. Also, on February 28, 2006, there were approximately 876 shareholders of record.

                                         Issuer Purchases of Equity Securities
-------------------------------------------------------------------------------------------------------------------------
                                                                    Total Number of Shares          Maximum Number of
                              Total Number                           Purchases as Part of          Shares that may yet
                               Of Shares         Average Price        Publicly Announced          Be Purchases Under the
         Period                Purchased         Paid per Share       Plans or Programs             Plans or Programs
-------------------------    ---------------     ---------------    -----------------------      ------------------------
October 1-31, 2005               7,400           $     27.75                  7,400                        126,600
November 1-30, 2005              6,600                 28.13                  6,600                        120,000
December 1-31, 2005                0                     -                      0                          120,000
                             ---------------     ---------------    -----------------------
         Total                   14,000          $     27.93                 14,000
                             ===============     ===============    =======================

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

Item 6.      SELECTED FINANCIAL DATA

The information set forth in the 2005 Annual Report under the heading "Selected Consolidated Financial Data" is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 2005 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 2005 Annual Report under the heading "Market Risk Sensitive Instruments" is incorporated herein by reference.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 2005 Annual Report, together with the report thereon by KPMG LLP and the Notes to the Consolidated Financial Statements, are incorporated herein by reference.

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

The Corporation's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting during the fourth quarter of 2005.

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

Management's Report on Internal Control over Financial Reporting is included in the 2005 Annual Report and is incorporated herein by reference.

Item 9B.     OTHER INFORMATION

None.

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Director Information," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2006 Proxy Statement is incorporated herein by reference. Certain information on Executive Officers of the registrant is included in Part I, Item 4A of this report, which is also incorporated herein by reference.

Item 11.     EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2006 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information for all equity compensation plans:

                                                                                  NUMBER OF SECURITIES
                                                                                  REMAINING AVAILABLE
                                                                                  FOR FUTURE ISSUANCE
                            NUMBER OF SECURITIES                                      UNDER EQUITY
                             TO BE ISSUED UPON          WEIGHTED-AVERAGE           COMPENSATION PLANS
                                EXERCISE OF             EXERCISE PRICE OF        (EXCLUDING SECURITIES
     PLAN CATEGORY        OUTSTANDING OPTIONS (a)    OUTSTANDING OPTIONS (b)  REFLECTED IN COLUMN (a) (c)
---------------------------------------------------------------------------------------------------------

EQUITY
COMPENSATION
PLANS APPROVED
BY SECURITY
HOLDERS                                 638,893                     $22.70                         84,666
                         -------------------------------------------------------------------------------

EQUITY
COMPENSATION
PLANS NOT
APPROVED BY
SECURITY HOLDERS                            N/A                        N/A                            N/A
                         -------------------------------------------------------------------------------
     TOTAL                              638,893                     $22.70                         84,666
                         ===============================================================================

The information set forth under the captions "Beneficial Ownership of Common Stock" and "Stock Ownership of Directors and Executive Officers" in the 2006 Proxy Statement is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in the 2006 Proxy Statement is incorporated herein by reference.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the captions "Independent Registered Public Accounting Firm" and "Audit Committee Pre-approval Procedures" in the 2006 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements and Schedules:

Those portions of the 2005 Annual Report attached hereto as Exhibit 13 contain the financial statements incorporated herein by reference.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the 2005 Annual Report.

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

     D. "Directors' Deferral Plan" dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (K) of the Registrant's Form 10-K Annual Report for the year ended December 31, 2003.

     E.   Additional   bonuses  paid  to  executive  officers  under  employment
          agreements, incorporated herein by reference to the Registrant's Report on Form 8-K filed on December 23, 2005.

     F. "Employment Agreements" dated as of January 1, 2006 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman, Robert
          M. Rogers, Arthur F. Birmingham and Garrett P. Bromley are incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3,
          Exhibit 10.4 and Exhibit 10.5 of the Registrant's Report on Form 8-K filed on December 23, 2005.

     G. Peapack-Gladstone Financial Corporation Amended and Restated 1998 Stock Option Plan and Peapack-Gladstone Financial Corporation Amended and Restated 2002 Stock Option Plan are incorporated by reference to
          Exhibit 10.1 and Exhibit 10.2 of the Registrant's Form 8-K Current Report filed on January 13, 2006.

     (13) Annual Report to Shareholders

          (21) List of Subsidiaries:
               (a)  Subsidiaries of the Corporation:

                                                            Percentage of Voting
                                            Jurisdiction     Securities Owned by
                           Name           of Incorporation       the Parent
               -----------------------------------------------------------------

               Peapack-Gladstone Bank        New Jersey             100%

               (b)  Subsidiaries of the Bank:

                           Name
               ----------------------------

               Peapack-Gladstone Investment
               Company, Inc.                 New Jersey             100%
               Peapack-Gladstone Financial
               Services, Inc. (Inactive)     New Jersey             100%

               (c)  Subsidiaries of Peapack-Gladstone Investment Company, Inc.:

                           Name
                ---------------------------

                Peapack-Gladstone Mortgage   New Jersey             100%
                Group, Inc.

     (23) Consents of Experts:

          Consent of KPMG LLP

    (31.1)Certification  of Frank  A.  Kissel,  Chief  Executive  Officer  of
          Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    (31.2)Certification  of Arthur F. Birmingham,  Chief Financial  Officer of
          Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                      PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                                   (Registrant)

                                      By       FRANK A. KISSEL
                                        -------------------------------------
                                      Frank A. Kissel, Chairman of the Board

                                      Dated     March 10, 2006
                                           ----------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           Signature                                              Date
                           ---------                                              ----
 T. LEONARD HILL                                                               March 10, 2006
--------------------------------------------------------------------
T. Leonard Hill, Director


 FRANK A. KISSEL                                                              March 10, 2006
--------------------------------------------------------------------
Frank A. Kissel, Chairman of the Board and CEO


 ARTHUR F. BIRMINGHAM                                                         March 10, 2006
--------------------------------------------------------------------
Arthur F. Birmingham, Executive Vice President and CFO
(Principal Financial and Accounting Officer)


 ANTHONY J. CONSI II                                                          March 10, 2006
--------------------------------------------------------------------
Anthony J. Consi II, Director


 PAMELA HILL                                                                  March 10, 2006
--------------------------------------------------------------------
Pamela Hill, Director


 JOHN D. KISSEL                                                               March 10, 2006
--------------------------------------------------------------------
John D. Kissel, Director


 JAMES R. LAMB                                                                March 10, 2006
--------------------------------------------------------------------
James R. Lamb, Director


 EDWARD A. MERTON                                                             March 10, 2006
--------------------------------------------------------------------
Edward A. Merton, Director


 F. DUFFIELD MEYERCORD                                                        March 10, 2006
--------------------------------------------------------------------
F. Duffield Meyercord, Director


 JOHN R. MULCAHY                                                              March 10, 2006
--------------------------------------------------------------------
John R. Mulcahy, Director


 ROBERT M. ROGERS                                                             March 10, 2006
--------------------------------------------------------------------
Robert M. Rogers, Director, President and COO


 PHILIP W. SMITH III                                                          March 10, 2006
--------------------------------------------------------------------
Philip W. Smith III, Director


 CRAIG C. SPENGEMAN                                                           March 10, 2006
--------------------------------------------------------------------
Craig C. Spengeman, Director, President, PGB Trust and Investments


JACK D. STINE                                                                 March 10, 2006
--------------------------------------------------------------------
Jack D. Stine, Director


                                       15