Form 10-Q
period 2006-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2006-05-10
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarter Ended March 31, 2006

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

Large accelerated filer ___    Accelerated filer _X_  Non-accelerated filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No _X_.

        Number of shares of Common Stock outstanding as of May 1, 2006:
                                   8,270,252

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION

                                   PART 1 FINANCIAL INFORMATION
Item 1    Financial Statements (Unaudited):
          Consolidated Statements of Condition March 31, 2006 and
          December 31, 2005                                                               Page 3
          Consolidated Statements of Income for the three months ended
          March 31, 2006 and 2005                                                         Page 4
          Consolidated Statements of Changes in Shareholders' Equity for the
          three months ended March 31, 2006 and 2005 Page 5 Consolidated
          Statements of Cash Flows for the three months ended March 31, 2006
          and 2005                                                                        Page 6
          Notes to Consolidated Financial Statements                                      Page 7
Item 1A   Risk Factors                                                                    Page 11
Item 2    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                           Page 11
Item 3    Quantitative and Qualitative Disclosures about Market Risk                      Page 17
Item 4    Controls and Procedures                                                         Page 18

                                    PART 2 OTHER INFORMATION

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds                     Page 18
Item 6    Exhibits                                                                        Page 19

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                                March 31,     December 31,
                                                                   2006           2005
                                                              ------------    ------------
ASSETS
Cash and due from banks                                       $     24,012    $     19,573
Federal funds sold                                                   1,437           2,631
Interest-earning deposits                                            1,583           1,295
                                                              ------------    ------------
  Total cash and cash equivalents                                   27,032          23,499

Investment Securities Held to Maturity (approximate
   market value $70,715 in 2006 and $77,286 in 2005)                71,771          78,084

Securities Available for Sale                                      351,742         341,584

Loans:
Loans secured by real estate                                       749,770         728,122
Other loans                                                         39,717          40,351
                                                              ------------    ------------
   Total loans                                                     789,487         768,473
     Less:  Allowance for loan losses                                6,414           6,378
                                                              ------------    ------------
   Loans, net                                                      783,073         762,095

Premises and equipment, net                                         22,872          21,412
Accrued interest receivable                                          5,339           4,828
Cash surrender value of life insurance                              18,135          17,957
Other assets                                                         7,477           5,924
                                                              ------------    ------------
      TOTAL ASSETS                                            $  1,287,441    $  1,255,383
                                                              ============    ============

LIABILITIES
Deposits:
  Noninterest-bearing demand deposits                         $    183,791    $    185,854
  Interest-bearing deposits:
     Checking                                                      145,846         176,175
     Savings                                                        87,934          90,744
     Money market accounts                                         298,835         281,068
     Certificates of deposit over $100,000                         105,945          93,903
     Certificates of deposit less than $100,000                    223,848         214,252
                                                              ------------    ------------
Total deposits                                                   1,046,199       1,041,996
Short-Term Borrowings                                              103,000          77,500
Long-Term Debt                                                      31,275          31,705
Accrued expenses and other liabilities                               7,895           5,027
                                                              ------------    ------------
     TOTAL LIABILITIES                                           1,188,369       1,156,228
                                                              ------------    ------------

SHAREHOLDERS' EQUITY
Common stock (no par value; stated value $0.83 per share;
  authorized 20,000,000 shares; issued shares, 8,479,942 at
  March 31, 2006 and 8,473,718 at December 31, 2005;
  outstanding shares, 8,270,155 at March 31, 2006 and
  8,284,715 at December 31, 2005)                                    7,066           7,061
Surplus                                                             89,090          88,973
Treasury Stock at cost, 209,787 shares in 2006
  and 189,003 shares in 2005                                        (4,590)         (4,022)
Retained Earnings                                                   12,187          10,100
Accumulated other comprehensive loss, net of income tax             (4,681)         (2,957)
                                                              ------------    ------------
      TOTAL SHAREHOLDERS' EQUITY                                    99,072          99,155
                                                              ------------    ------------
      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                $  1,287,441    $  1,255,383
                                                              ============    ============

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                       2006         2005
                                                    ----------   ----------
INTEREST INCOME
Interest and fees on loans                          $   11,248   $    8,274
Interest on investment securities:
     Taxable                                               298          498
     Tax-exempt                                            369          276
Interest on securities available for sale:
     Taxable                                             3,767        3,505
     Tax-exempt                                             87           90
Interest-earning deposits                                    9           10
Interest on federal funds sold                              16            3
                                                    ----------   ----------
Total interest income                                   15,794       12,656

INTEREST EXPENSE
Interest on savings and interest-bearing deposit
   accounts                                              2,492        1,559
Interest on certificates of deposit over $100,000        2,084          498
Interest on other time deposits                          1,014        1,135
Interest on borrowed funds                               1,628          437
                                                    ----------   ----------
Total interest expense                                   7,218        3,629
                                                    ----------   ----------

     NET INTEREST INCOME BEFORE
     PROVISION FOR LOAN LOSSES                           8,576        9,027

Provision for loan losses                                   39          131
                                                    ----------   ----------

     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                           8,537        8,896
                                                    ----------   ----------

OTHER INCOME
Trust department income                                  2,245        2,013
Service charges and fees                                   472          465
Bank owned life insurance                                  204          197
Securities gains                                            51          298
Other income                                               214          177
                                                    ----------   ----------
     Total other income                                  3,186        3,150

OTHER EXPENSES
Salaries and employee benefits                           3,859        3,652
Premises and equipment                                   1,725        1,566
Other expense                                            1,534        1,356
                                                    ----------   ----------
Total other expenses                                     7,118        6,574
                                                    ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE                         4,605        5,472
Income tax expense                                       1,359        1,769
                                                    ----------   ----------
     NET INCOME                                     $    3,246   $    3,703
                                                    ==========   ==========
EARNINGS PER SHARE
Basic                                               $     0.39   $     0.45
Diluted                                             $     0.39   $     0.44

Average basic shares outstanding                     8,279,156    8,261,692
Average diluted shares outstanding                   8,397,319    8,405,073

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                            2006         2005
                                                          --------     --------

Balance, Beginning of Period                              $ 99,155     $ 94,669

Comprehensive income:

     Net Income                                              3,246        3,703

     Unrealized holding losses on securities
         arising during the period, net of tax              (1,691)      (3,182)
     Less:  Reclassification adjustment for gains
          included in net income, net of tax                    33          194
                                                          --------     --------
                                                            (1,724)      (3,376)
                                                          --------     --------
     Total Comprehensive income                              1,522          327

Common Stock Options Exercised                                  91          243

Purchase of Treasury Stock                                    (568)        (209)

Cash Dividends Declared                                     (1,158)        (909)

Stock-Based Compensation Expense                                14           --

Tax Benefit on Disqualifying and Nonqualifying                  16          150
  Exercise of Stock Options
                                                          --------     --------

Balance, March 31,                                        $ 99,072     $ 94,271
                                                          ========     ========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                             2006        2005
                                                           --------    --------
OPERATING ACTIVITIES:
Net Income:                                                $  3,246    $  3,703
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                    508         474
Amortization of premium and accretion of
   discount on securities, net                                  151         310
Provision for loan losses                                        39         131
Gains on security sales                                         (51)       (298)
Gain on loans sold                                               (1)         (7)
Gain on disposal of fixed assets                                 --         (10)
Increase in cash surrender value of life insurance, net        (178)       (173)
Increase in accrued interest receivable                        (511)       (997)
Increase in other assets                                       (441)       (755)
Increase in accrued expenses and other liabilities            2,862       2,701
                                                           --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                  5,624       5,079
                                                           --------    --------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities             6,339       7,109
Proceeds from maturities of securities available
   for sale                                                  14,241       8,173
Proceeds from calls of investment securities                     --       3,185
Proceeds from calls of securities available for sale             --       2,000
Proceeds from sales of securities available for sale            228       1,489
Purchase of investment securities                               (64)     (9,073)
Purchase of securities available for sale                   (27,517)    (33,845)
Proceeds from sales of loans                                    226         607
Purchase of loans                                            (6,448)    (28,972)
Net increase in loans                                       (14,794)    (13,630)
Purchases of premises and equipment                          (1,968)       (353)
Disposal of premises and equipment                               --          21
                                                           --------    --------
   NET CASH USED IN INVESTING ACTIVITIES                    (29,757)    (63,289)
                                                           --------    --------

FINANCING ACTIVITIES:
Net increase in deposits                                      4,203      51,016
Net increase in short-term borrowings                        25,500      16,750
Repayments of long-term debt                                   (430)       (417)
Stock-based compensation                                         14          --
Cash dividends paid                                          (1,160)       (906)
Tax benefit on stock option exercises                            16         150
Exercise of stock options                                        91         243
Purchase of Treasury Stock                                     (568)       (209)
                                                           --------    --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                 27,666      66,627
                                                           --------    --------

Net increase in cash and cash equivalents                     3,533       8,417
Cash and cash equivalents at beginning of period             23,499      16,518
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 27,032    $ 24,935
                                                           ========    ========
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                $  6,986    $  3,469
   Income taxes                                                  --         943

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2005 for Peapack-Gladstone Financial Corporation (the "Corporation").

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses inherent in the Corporation's loan portfolio. The allowance is based on management's evaluation of the loan portfolio considering, among other things, current economic conditions, the volume and nature of the loan portfolio, historical loan loss experience, and individual credit situations. The allowance is increased by provisions charged to expense and reduced by charge-offs net of recoveries.

Stock Option Plans: The Corporation has incentive and non-qualified stock option plans that allow the granting of shares of the Corporation's common stock to employees and non-employee directors. The options granted under these plans are exercisable at a price equal to the fair market value of common stock on the date of grant and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant.

As of January 1, 2006, the Corporation adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (Revised 2004), Share-Based Payment, (Statement 123R), under the modified prospective transition method. Statement 123R requires public companies to recognize compensation expense related to stock-based compensation awards over the period during which an employee is required to provide service for the award. Under the modified prospective transition method, the fair value recognition provisions apply only to new awards or awards modified after January 1, 2006. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in salaries and benefits expense over the remaining requisite service period. Results from prior periods have not been restated. The following table represents the impact of the adoption of Statement 123R on the Corporation's financial statements for the quarter ended March 31, 2006.

                                                              Under             Under
      (Dollars In Thousands Except Share Data)           Statement 123R         APB 25          Difference
      ------------------------------------------       -------------------   ------------     --------------
      Net income before income tax expense                   $ 4,605           $ 4,619           $ 14
      Net income                                               3,246             3,260             14

      Earnings per share - Basic                              $ 0.39            $ 0.39           $ --
      Earnings per share - Diluted                              0.39              0.39             --

Prior to January 1, 2006, the Corporation had accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25) and related Interpretations. No stock-based compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of their underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the first quarter of 2005 as if the Corporation had applied the fair value recognition provisions of Statement No. 123R, to stock-based employee compensation in 2005:

                                                                               Three Months Ended
(Dollars In Thousands Except Share Data)                                          March 31, 2005
                                                                               ------------------
Net Income:
  As Reported                                                                          $3,703
  Less:  Total Stock-Based Compensation Expense determined under the
      Fair Value Based Method on all Stock Options, Net of Related Tax Effects             98
                                                                                       ------
  Pro Forma                                                                            $3,605
Earnings Per Share - As Reported
      Basic                                                                            $ 0.45
      Diluted                                                                            0.44
Earnings Per Share - Pro Forma
      Basic                                                                            $ 0.44
      Diluted                                                                            0.43

As of March 31, 2006, there was approximately $192 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation's stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

For the Corporation's stock option plans for employees, changes in options outstanding during the first quarter of 2006 were as follows:

                                               Number           Exercise         Weighted        Aggregate
                                                 of              Price           Average         Intrinsic
(Dollars In Thousands Except Share Data)       Shares          Per Share      Exercise Price       Value
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                        441,363    $11.85-$32.14        $22.61
Granted                                             1,000            27.90         27.90
Exercised                                          (2,515)           11.85         11.85
Forfeited                                             (22)           27.36         27.36
                                           -------------------------------------------------
Balance, March 31, 2006                           439,826    $11.85-$32.14        $22.54            $2,047
                                           ==================================================================
Options Exercisable, March 31, 2006               404,050                                           $2,035
                                           ==================================================================

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in the money options).

The aggregate intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $40 thousand and $304 thousand, respectively.

The following table summarizes information about stock options outstanding at March 31, 2006.

                             Shares         Remaining           Shares
       Exercise Price     Outstanding   Contractual Life     Exercisable
    --------------------------------------------------------------------
          < $12.00            65,547         1.4 years            65,547
        12.01 - 16.05         17,380         4.9 years            16,280
        16.06 - 19.20        120,449         4.0 years           112,690
        19.21 - 26.00          2,589         6.8 years             1,301
        26.01 - 28.90        217,881         7.8 years           195,996
        28.91 - 32.14         15,980         8.5 years            12,236
    --------------------------------------------------------------------
          $22.54 *           439,826         5.6 years           404,050
    ====================================================================

* Weighted average exercise price

The Corporation also has non-qualified stock option plans for non-employee directors. Changes in options outstanding during the first quarter of 2006 were as follows:

                                               Number          Exercise         Weighted        Aggregate
                                                 of             Price           Average         Intrinsic
(Dollars In Thousands Except Share Data)       Shares         Per Share      Exercise Price       Value
---------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                        197,730   $15.68-$28.89         $22.91
Exercised                                          (3,709)    15.68-17.53          16.62
                                           --------------------------------------------------------------
Balance, March 31, 2006                           194,021   $15.68-$28.89         $23.03          $826
                                           ==============================================================
Options Exercisable, March 31, 2006               194,021                                         $826
                                           ==============================================================

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in the money options).

The aggregate intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $40 thousand and $367 thousand, respectively.

The following table summarizes information about stock options outstanding at March 31, 2006.

                                Shares           Remaining          Shares
         Exercise Price      Outstanding      Contractual Life   Exercisable
     -------------------------------------------------------------------------
            < $16.00             28,750          4.9 years          28,750
          16.01 - 20.00          66,272          2.2 years          66,272
          20.01 - 28.89          98,999          8.0 years          98,999
     -------------------------------------------------------------------------
            $22.91 *            194,021          5.5 years         194,021
     =========================================================================

* Weighted average exercise price

The per share weighted-average fair value of stock options granted during the first quarters of 2006 and 2005 for all plans was $9.50 and $10.23, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                         2006             2005
                                     ------------     -------------
      Dividend yield                     2.19%             1.63%
      Expected volatility                  40%               40%
      Expected life                    5 years           5 years
      Risk-free interest rate            4.30%             3.71%

Earnings per Common Share - Basic and Diluted: Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share includes any additional common shares as if all potentially dilutive common shares were issued (i.e., stock options) utilizing the treasury stock method.

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the three months ended March 31, 2006 and 2005 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses. Total comprehensive income for the three months ended March 31, 2006 and 2005 was $1.5 million and $327 thousand, respectively.

Reclassification: Certain reclassifications have been made in the prior periods' financial statements in order to conform to the 2006 presentation.

2. LOANS

Loans outstanding as of March 31, consisted of the following:

(In Thousands)                                           2006             2005
                                                       --------         --------
Loans Secured by 1-4 Family                            $512,854         $402,732
Commercial Real Estate                                  205,397          164,399
Construction Loans                                       31,518           16,246
Commercial Loans                                         31,947           21,829
Consumer Loans                                            6,242            6,299
Other Loans                                               1,529            2,668
                                                       --------         --------
   Total Loans                                         $789,487         $614,173
                                                       ========         ========

3. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $31.3 million and $33.0 million at March 31, 2006 and 2005, respectively, with a weighted average interest rate of 3.56 percent and 3.42 percent, respectively. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $232.8 million at March 31, 2006. Advances totaling $23.0 million at March 31, 2006, have fixed maturity dates, while advances totaling $8.3 million were amortizing advances with monthly payments of principal and interest.

The final maturity dates of the advances are scheduled as follows:

(In Thousands)
2006                                                                  $ 6,000
2007                                                                    4,000
2008                                                                    1,297
2009                                                                    2,000
2010                                                                   10,949
Over 5 Years                                                            7,029
                                                                      -------
  Total                                                               $31,275
                                                                      =======

At March 31, 2006, short-term borrowings at FHLB, with an average maturity of 90 days or less, were $95.0 million, while the Corporation had no short-term borrowings at March 31, 2005. The weighted average interest rate for short-term borrowings for the quarter ended March 31, 2006 was 4.55 percent.

Overnight borrowings totaled $8.0 million at March 31, 2006 as compared to overnight borrowings of $16.8 million at March 31, 2005. For the quarters ended, March 31, 2006 and 2005, overnight borrowings at FHLB averaged $37.9 million with a weighted average interest rate of 4.53 percent and $23.4 million with a weighted average interest rate of 2.63 percent, respectively.

4. BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees.

The net periodic expense for the three months ended March 31 included the following components:
                                                            Three Months Ended
                                                                March 31,
 (In Thousands)                                              2006        2005
                                                           --------    --------
Service Cost                                               $    417    $    351
Interest Cost                                                   165         146
Expected Return on Plan Assets                                 (224)       (133)
Amortization of:
   Net Loss                                                      19          17
   Unrecognized Prior Service Cost                               --          --
   Unrecognized Remaining Net Assets                             (2)         (2)
                                                           --------    --------
Net Periodic Benefit Cost                                  $    375    $    379
                                                           ========    ========

As previously disclosed in the financial statements for the year ended December 31, 2005, the Corporation expects to contribute $1.1 million to its pension plan in 2006. As of March 31, 2006, contributions of $285 thousand had been made for the current year.

ITEM 1A.  Risk Factors

There were no material changes in the Corporation's risk factors during the three months ended March 31, 2006 from the risk factors disclosed in Part I,
Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Corporation's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Audited Consolidated Financial Statements included in the December 31, 2005 Annual Report on Form 10-K, contains a summary of the Corporation's significant accounting policies. Management believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The provision for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's provision for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Corporation's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or should New Jersey experience adverse economic conditions. Future adjustments to the provision for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation's control.

OVERVIEW: The Corporation realized earnings of $0.39 per diluted share in the first quarter of 2006 as compared to $0.44 per diluted share for the first quarter of 2005. Net income for the first quarters of 2006 and 2005 was $3.2 million and $3.7 million, respectively, a decline of $457 thousand, or 12.3 percent between these periods. Annualized return on average assets for the quarter was 1.02 percent and annualized return on average equity was 13.04 percent for the first quarter of 2006.

EARNINGS ANALYSIS

NET INTEREST INCOME: Net interest income, on a tax-equivalent basis, before the provision for loan losses, was $8.9 million for the first quarter of 2006 as compared to $9.3 million for the first quarter of 2005, a decline of $386 thousand or 4.2 percent. The decline in net interest income during the quarter was primarily the result of higher rates paid on deposits, higher deposit and borrowings balances offset in part by higher loan volume and slightly higher rates earned on loans. The net interest margin on a fully tax-equivalent basis was 2.94 percent and 3.53 percent in the first quarter of 2006 and 2005, respectively, a decrease of 59 basis points. Net interest income for the first quarter of 2006, when compared to the fourth quarter of 2005, increased $62 thousand, or 0.7 percent, from $8.8 million on a tax-equivalent basis. This increase marks the first sequential quarterly gain in net interest income since the fourth quarter of 2004. The net interest margin, on a fully tax equivalent basis declined from 3.02 percent in the fourth quarter of 2005, to 2.94 percent in the first quarter of 2006, an eight basis point decrease.

For the first quarter of 2006, average interest-earning assets increased $159.8 million or 15.2 percent to $1.21 billion as compared to $1.05 billion for the same quarter in 2005. This was due to the increase in average loan balances of $182.0 million, or 30.7 percent, in the first quarter of 2006 compared to the first quarter of 2005, offset in part by a decline in average investment securities, federal funds sold and interest-earning deposits balances of $22.2 million, or 4.9 percent, in the first quarter of 2006 compared to the first quarter of 2005. The increase in loan balances during the first quarter of 2006 was the result of growth in residential real estate, commercial mortgage, commercial and installment loans. The majority of residential real estate loan origination was due to the purchase of adjustable rate loans from a third-party mortgage origination entity. All of the loans purchased are secured by properties located in the State of New Jersey and many are within the Bank's market area.

Average interest-bearing liabilities increased $145.5 million or 17.3 percent for the quarter ended March 31, 2006, to $988.4 million from $842.9 million in the same quarter in 2005. Average balances of money market accounts increased $55.0 million or 24.1 percent and certificate of deposits rose $70.8 million or
28.1 percent. Average interest-bearing checking deposits declined $56.5 million or 28.1 percent, while average savings deposits declined $17.3 million or 16.4 percent. In addition to opening two new branches since first quarter 2005, several new deposit products have been introduced in the past year, which have been well received by customers, including the Fed Flyer CD and the Fed Tracker Money Market Account. For the first quarter of 2006, Federal Home Loan Bank advances averaged $150.1 million as compared to $56.5 million for the first quarter of 2005. Average non-interest-bearing demand deposits totaled $176.4 million and $166.3 million for the first quarters of 2006 and 2005, respectively, a $10.1 million or 6.0 percent increase.

On a tax-equivalent basis, average interest rates earned on interest-earning assets rose 41 basis points to 5.33 percent for the first quarter of 2006, from
4.92 percent for the first quarter of 2005. Average interest rates earned on loans rose 23 basis points in the first quarter of 2006 to 5.81 percent from
5.58 percent for the same quarter in 2005, despite a flattened yield curve and competitive pressure. For the quarter ended March 31, 2006, the average interest rates earned on investment securities rose 40 basis points to 4.46 percent from
4.06 percent in the same period in 2005. The average interest rate paid on interest-bearing liabilities in the first quarter of 2006 and 2005 was 2.92 percent and 1.72 percent, respectively, a 120 basis point increase. The average rate paid on certificate of deposits in the first quarter of 2006 rose 125 basis points to 3.84 percent while average rates paid on money market accounts increased 154 basis points to 3.03 percent when compared with the same quarter in 2005. While almost all categories of liabilities are paying higher rates, certificates of deposit and money markets accounts grew at a faster pace due to the growth in the adjustable-rate Fed Flyer CD and the Fed Tracker Money Market products. Rates for these two products are tied to the Federal Funds rate, which increased many times during 2005 and has continued to rise in 2006. The cost of funds for the quarter increased to 2.48 percent as compared to 1.44 percent for the first quarter of 2005. Net interest income also continues to be negatively affected by the narrowing gap between short and long term interest rates despite strong loan and deposit growth.

The following tables reflect the components of net interest income for the three months ended March 31, 2006 and 2005:

                              Average Balance Sheet
                                    Unaudited
                                  Year-to-Date
                  (Tax-Equivalent Basis, Dollars in Thousands)

                                                     March 31, 2006                      March 31, 2005
                                                     --------------                      --------------
                                           Average      Income/                  Average      Income/
                                           Balance      Expense     Yield        Balance      Expense  Yield
                                           -------      -------     -----        -------      -------  -----
ASSETS:

Interest-Earning Assets:
   Investments:
     Taxable (1)                         $   374,043   $   4,065     4.35%      $   402,107  $   4,003   3.98%
     Tax-Exempt (1) (2)                       57,635         752     5.22            51,741        603   4.66
   Loans (2) (3)                             775,015      11,261     5.81           593,063      8,280   5.58
   Federal Funds Sold                          1,479          16     4.33             1,772         11   2.48
   Interest-Earning Deposits                     904           9     4.03               622          3   1.93
                                         -----------   ------------------       -----------  ----------------
   Total Interest-Earning Assets           1,209,076   $  16,103     5.33%        1,049,305  $  12,900   4.92%
                                         -----------   ------------------       -----------  ----------------
Noninterest-Earning Assets:
   Cash and Due from Banks                    21,893                                 20,968
   Allowance for Loan Losses                  (6,501)                                (6,027)
   Premises and Equipment                     21,716                                 20,176
   Other Assets                               23,113                                 25,203
                                         -----------                            -----------
   Total Noninterest-Earning Assets           60,221                                 60,320
                                         -----------                            -----------
Total Assets                             $ 1,269,297                            $ 1,109,625
                                         ===========                            ===========

LIABILITIES:

Interest-Bearing Deposits
   Checking                              $   144,319   $     196     0.54%      $   200,839  $     528   1.05%
   Money Markets                             283,022       2,146     3.03           228,065        849   1.49
   Savings                                    88,395         150     0.68           105,701        182   0.69
   Certificates of Deposit                   322,649       3,098     3.84           251,807      1,633   2.59
                                         -----------   ------------------       -----------  ----------------
     Total Interest-Bearing Deposits         838,385       5,590     2.67           786,412      3,192   1.62
   Borrowings                                150,054       1,628     4.34            56,536        437   3.09
                                         -----------   ------------------       -----------  ----------------
   Total Interest-Bearing Liabilities        988,439       7,218     2.92           842,948      3,629   1.72
                                         -----------   ------------------       -----------  ----------------
Noninterest Bearing
     Liabilities
   Demand Deposits                           176,398                                166,339
   Accrued Expenses and
     Other Liabilities                         4,893                                  4,833
                                         -----------                            -----------
   Total Noninterest-Bearing
     Liabilities                             181,291                                171,172
Shareholders' Equity                          99,567                                 95,505
                                         -----------                            -----------
   Total Liabilities and
     Shareholders' Equity                $ 1,269,297                            $ 1,109,625
                                         ===========                            ===========
   Net Interest Income
       (tax-equivalent basis)                              8,885                                 9,271
     Net Interest Spread                                             2.41%                               3.20%
                                                                   ======                               =====
     Net Interest Margin (4)                                         2.94%                               3.53%
                                                                   ======                               =====
Tax equivalent adjustment                                   (309)                                 (244)
                                                       ---------                             ---------
Net Interest Income                                    $   8,576                             $   9,027
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

OTHER INCOME: For the first quarter of 2006, other income was $3.19 million as compared to $3.15 million in the first quarter of 2005, an increase of $36 thousand or 1.1 percent. Income from PGB Trust and Investments, the Bank's trust division, was $2.25 million, an increase of $232 thousand or 11.5 percent over last year's first quarter. The market value of trust assets increased $112.7 million or 6.8 percent from the first quarter of 2005 to 2006. Other non-interest income increased from $86 thousand in the first quarter of 2005 to $107 thousand in the first quarter of 2006, in part due to nonrecurring commercial and construction loan fees of $60 thousand.

Security gains of $51 thousand were recorded in the first quarter of 2006 as compared to $298 thousand for the same quarter of 2005. The first quarter of 2005 included the recognition of a $249 thousand gain on the non-monetary exchange of an equity security.

The following table presents the components of other income for the three months ended March 31, 2006 and 2005:

                                                           Three Months Ended
                                                                March 31,
(In Thousands)                                              2006           2005
                                                           ------         ------
Trust department income                                    $2,245         $2,013
Service charges and fees                                      472            465
Bank owned life insurance                                     204            197
Other non-interest income                                     107             86
Safe deposit rental fees                                       63             61
Securities gains                                               51            298
Fees for other services                                        44             30
                                                           ------         ------
              Total other income                           $3,186         $3,150
                                                           ======         ======

OTHER EXPENSES: For the first quarter of 2006, other expenses increased $544 thousand or 8.3 percent to $7.12 million compared to $6.57 million for the first quarter of 2005. During the first quarter of 2006, salaries and benefits expense was $3.86 million as compared to $3.65 million for the first quarter of 2005, an increase of $207 thousand or 5.7 percent. Normal salary increases, branch expansion, higher group health insurance and pension plan costs, offset in part by lower profit sharing plan contributions, accounted for the increase.

Premises and equipment expense recorded in the first quarter of 2006 was $1.73 million as compared to $1.57 million recorded in the same period in 2005, an increase of $159 thousand or 10.2 percent. In the past year, premises and equipment expenses have increased due to the investment in new branches and equipment.

Professional fees have increased for the first quarter of 2006 to $197 thousand from $96 thousand for the first quarter of 2005 due to additional accruals for audits, regulatory exams and professional services related to employee benefits. Advertising expense increased $29 thousand or 18.8 percent to $183 thousand in the first quarter of 2006 when compared to the same period in 2005 as the Bank continues to advertise deposit products and branch openings. The Corporation strives to operate in an efficient manner and control costs as a means of increasing earnings.

The following table presents the components of other expense for the three months ended March 31, 2006 and 2005:
                                                            Three Months Ended
                                                                March 31,
(In Thousands)                                              2006           2005
                                                           ------         ------
Salaries and employee benefits                             $3,859         $3,652
Premises and equipment                                      1,725          1,566
Professional fees                                             197             96
Advertising                                                   183            154
Trust department expense                                      115            107
Stationery and supplies                                       107            158
Telephone                                                      92            103
Postage                                                        85             68
Other expense                                                 755            670
                                                           ------         ------
            Total other expense                            $7,118         $6,574
                                                           ======         ======

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $106 thousand and $255 thousand at March 31, 2006 and 2005, respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are considered well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                                March 31,
(In thousands)                                               2006        2005
                                                           --------------------
Other real estate owned                                    $     --    $     --
Loans past due in excess of 90 days and still accruing           38          12
Non-accrual loans                                                68         243
                                                           --------    --------
Total non-performing assets                                $    106    $    255
                                                           ========    ========

Non-performing loans as a % of total loans                     0.01%       0.04%
Non-performing assets as a % of total
  loans plus other real estate owned                           0.01%       0.04%
Allowance as a % of total loans                                0.81%       1.00%

PROVISION FOR LOAN LOSSES: The provision for loan losses was $39 thousand for the first quarter of 2006 as compared to $131 thousand for the first quarter of 2005. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management's evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.

For the first quarter of 2006, net charge-offs were $3 thousand as compared to net recoveries of $7 thousand during the first quarter of 2005.

A summary of the allowance for loan losses for the three-month period ended March 31, follows:

                (In thousands)                   2006      2005
                                               -------    ------
                Balance, January 1,            $ 6,378    $5,989
                Provision charged to expense        39       131
                Charge-offs                         (4)       --
                Recoveries                           1         7
                                               -------    ------
                Balance, March 31,             $ 6,414    $6,127
                                               =======    ======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 29.5 percent and 32.3 percent for the three months ended March 31, 2006 and 2005, respectively. Taxable income declined from $5.5 million for the first quarter of 2005 to $4.6 million for the first quarter of 2006. The effective tax rate in 2006 decreased due to increased tax-exempt income, as well as a decline in state income tax due to higher taxable income in the Real Estate Investment Trust subsidiary, which has a lower effective state tax rate.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At March 31, 2006, total shareholders' equity, including net unrealized losses on securities available for sale, was $99.1 million, representing a decline in total shareholders' equity recorded at December 31, 2005, of $83 thousand or 0.08 percent. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles. The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At March 31, 2006, the Corporation's Tier 1 Capital and Total Capital ratios were 16.17 percent and 17.18 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at March 31, 2006, was 8.13 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $27.0 million at March 31, 2006. In addition, the Corporation has $351.7 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below. Book value as of March 31, 2006, of investment securities and securities available for sale maturing within one year amounted to $23.6 million and $15.8 million, respectively.

The  primary  source  of  funds   available  to  meet  liquidity  needs  is  the
Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of March 31, 2006, core deposits equaled $940.3 million.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2006).

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

                           PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      Issuer Purchases of Equity Securities


                                                    Total Number of
                                                        Shares           Maximum Number
                        Total                         Purchased as    of Shares that May
                      Number of      Average        Part of Publicly     Yet Be Purchased
                       Shares       Price Paid      Announced Plans     Under the Plans or
                      Purchased     per Share         or Programs            Programs
      Period

January 1-31, 2006        2,826       $ 27.83                 --              120,000
February 1-28, 2006      14,000         27.26             14,000              106,000
 March 1-31, 2006         3,958         27.09              3,500              102,500
                     ----------       -------           --------
       Total             20,784       $ 27.31             17,500
                     ==========       =======           ========

On April 15, 2005, the Board of Directors of Peapack-Gladstone Financial Corporation announced the authorization of a stock repurchase plan. The Board authorized the purchase of up to 150,000 shares of outstanding common stock, to be made from time to time, in the open market or in privately negotiated transactions, at prices not exceeding prevailing market prices. On April 14, 2006, the Board of Directors authorized an extension of the stock buyback program for an additional twelve months to April 15, 2007.

Note: All shares not purchased as part of the 2005 stock repurchase plan were repurchased as a result of the cashless exercise of employee and director stock options as provided in the Corporation's Stock Option Plans.

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

            10    H. 2006 Long-Term Stock Incentive Plan

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

                           PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                (Registrant)

DATE: May 10, 2006         By: /s/ Frank A. Kissel
                              --------------------------------------------------
                           Frank A. Kissel
                           Chairman of the Board and Chief Executive Officer

DATE: May 10, 2006         By: /s/ Arthur F. Birmingham
                              --------------------------------------------------
                           Arthur F. Birmingham
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

10          H.    2006 Long-Term Stock Incentive Plan

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