Form 10-Q
period 2006-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2006-08-08
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2006

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


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer of a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [_]    Accelerated filer [X]   Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[_] No [X].

       Number of shares of Common Stock outstanding as of August 1, 2006:
                                    8,259,942

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          PART 1 FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited):
          Consolidated Statements of Condition June 30, 2006 and
          December 31, 2005                                              Page 3
          Consolidated Statements of Income for the three and six
          months ended June 30, 2006 and 2005                            Page 4
          Consolidated Statements of Changes in Shareholders' Equity
          for the six months ended June 30, 2006 and 2005                Page 5
          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2006 and 2005                                   Page 6
          Notes to Consolidated Financial Statements                     Page 7
Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      Page 11
Item 3    Quantitative and Qualitative Disclosures about Market Risk     Page 20
Item 4    Controls and Procedures                                        Page 20


                            PART 2 OTHER INFORMATION


Item 1A   Risk Factors                                                   Page 21
Item 2    Unregistered Sales of Equity Securities and Use of
          Proceeds                                                       Page 21
Item 4    Submission of Matters to a Vote of Security Holders            Page 21
Item 6    Exhibits                                                       Page 22


Item 1    Financial Statements (Unaudited)

                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF CONDITION
                                  (Dollars in thousands)
                                       (Unaudited)


                                                                 June 30,     December 31,
                                                                   2006           2005
                                                               -----------    -----------
ASSETS
Cash and due from banks                                        $    30,161    $    19,573
Federal funds sold                                                   1,660          2,631
Interest-earning deposits                                              726          1,295
                                                               -----------    -----------
   Total cash and cash equivalents                                  32,547         23,499

Investment securities held to maturity (approximate market
   value $65,668 in 2006 and $77,286 in 2005)                       66,958         78,084

Securities available for sale                                      338,589        341,584

Loans:
Loans secured by real estate                                       794,813        728,122
Other loans                                                         44,062         40,351
                                                               -----------    -----------
   Total loans                                                     838,875        768,473
     Less:  Allowance for loan losses                                6,514          6,378
                                                               -----------    -----------
   Loans, net                                                      832,361        762,095

Premises and equipment, net                                         23,374         21,412
Accrued interest receivable                                          4,940          4,828
Cash surrender value of life insurance                              18,317         17,957
Other assets                                                        10,476          5,924
                                                               -----------    -----------
     TOTAL ASSETS                                              $ 1,327,562    $ 1,255,383
                                                               ===========    ===========


LIABILITIES
Deposits:
   Noninterest-bearing demand deposits                         $   189,401    $   185,854
   Interest-bearing deposits:
     Checking                                                      133,819        176,175
     Savings                                                        81,905         90,744
     Money market accounts                                         320,972        281,068
     Certificates of deposit over $100,000                         123,214         93,903
     Certificates of deposit less than $100,000                    236,484        214,252
                                                               -----------    -----------
Total deposits                                                   1,085,795      1,041,996
Other borrowings                                                   100,250         77,500
Federal Home Loan Bank Advances                                     30,842         31,705
Accrued expenses and other liabilities                              11,276          5,027
                                                               -----------    -----------
     TOTAL LIABILITIES                                           1,228,163      1,156,228
                                                               -----------    -----------

SHAREHOLDERS' EQUITY
Common stock (no par value;  $0.83 per share;
   authorized 20,000,000 shares; issued shares, 8,484,507 at
   June 30, 2006 and  8,473,718 at December 31, 2005;
   outstanding shares, 8,259,942 at June 30, 2006 and
   8,284,715 at December 31, 2005)                                   7,070          7,061
Surplus                                                             89,194         88,973
Treasury stock at cost, 224,565 shares in 2006
   and 189,003 shares in 2005                                       (4,946)        (4,022)
Retained earnings                                                   13,725         10,100
Accumulated other comprehensive loss, net of income tax             (5,644)        (2,957)
                                                               -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                                     99,399         99,155
                                                               -----------    -----------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                  $ 1,327,562    $ 1,255,383
                                                               ===========    ===========

See accompanying notes to consolidated financial statements.


                               PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF INCOME
                              (Dollars in thousands, except share data)
                                             (Unaudited)

                                                       Three months ended         Six months ended
                                                            June 30,                 June 30,
                                                       2006         2005         2006         2005
                                                    ----------   ----------   ----------   ----------
INTEREST INCOME
Interest and fees on loans                          $   11,945   $    9,094   $   23,194   $   17,367
Interest on investment securities:
   Taxable                                                 277          430          575          928
   Tax-exempt                                              330          307          699          582
Interest on securities available for sale:
   Taxable                                               3,874        3,461        7,641        6,966
   Tax-exempt                                               87           90          174          181
Interest-earning deposits                                   12            6           21            9
Interest on federal funds sold                              56           12           72           23
                                                    ----------   ----------   ----------   ----------
   Total interest income                                16,581       13,400       32,376       26,056

INTEREST EXPENSE
Interest on savings and interest-bearing deposit
   accounts                                              3,143        1,949        5,636        3,508
Interest on certificates of deposit over $100,000        1,261          578        2,275        1,077
Interest on other time deposits                          2,431        1,318        4,514        2,451
Interest on borrowed funds                               1,570          610        3,198        1,048
                                                    ----------   ----------   ----------   ----------
   Total interest expense                                8,405        4,455       15,623        8,084
                                                    ----------   ----------   ----------   ----------

   NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                             8,176        8,945       16,753       17,972

Provision for loan losses                                  100          197          139          329
                                                    ----------   ----------   ----------   ----------

   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                             8,076        8,748       16,614       17,643
                                                    ----------   ----------   ----------   ----------

OTHER INCOME
Trust department income                                  2,078        1,906        4,323        3,920
Service charges and fees                                   489          469          960          934
Bank owned life insurance                                  207          201          411          398
Securities gains                                             5           37           56          335
Other income                                               212          148          427          324
                                                    ----------   ----------   ----------   ----------
   Total other income                                    2,991        2,761        6,177        5,911

OTHER EXPENSES
Salaries and employee benefits                           3,933        3,765        7,791        7,417
Premises and equipment                                   1,694        1,663        3,419        3,229
Other expenses                                           1,759        1,592        3,295        2,947
                                                    ----------   ----------   ----------   ----------
   Total other expenses                                  7,386        7,020       14,505       13,593
                                                    ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE                         3,681        4,489        8,286        9,961
Income tax expense                                         986        1,271        2,345        3,040
                                                    ----------   ----------   ----------   ----------
   NET INCOME                                       $    2,695   $    3,218   $    5,941   $    6,921
                                                    ==========   ==========   ==========   ==========
EARNINGS PER SHARE
Basic                                               $     0.33   $     0.39   $     0.72   $     0.84
Diluted                                             $     0.32   $     0.38   $     0.71   $     0.82

Average basic shares outstanding                     8,270,905    8,297,449    8,275,008    8,279,669
Average diluted shares outstanding                   8,373,884    8,418,049    8,385,690    8,400,866


See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                               June 30,
                                                           2006          2005
                                                         --------      --------

Balance, beginning of period                             $ 99,155      $ 94,669

Comprehensive income:

   Net income                                               5,941         6,921

   Unrealized holding losses on securities
     arising during the period, net of tax                 (2,651)       (1,239)
   Less:  reclassification adjustment for gains
     included in net income, net of tax                        36           218
                                                         --------      --------
                                                           (2,687)       (1,457)
                                                         --------      --------

   Total comprehensive income                               3,254         5,464

Common stock options exercised                                172           511

Purchase of treasury stock                                   (924)         (327)

Cash dividends declared                                    (2,316)       (1,823)

Stock-based compensation expense                               29            --

Tax benefit on disqualifying and nonqualifying
   exercise of stock options                                   29           310

                                                         --------      --------
Balance, June 30,                                        $ 99,399      $ 98,804
                                                         ========      ========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             2006        2005
                                                          ---------   ---------
OPERATING ACTIVITIES:
Net income:                                               $   5,941   $   6,921
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                  1,021         965
Amortization of premium and accretion of
   discount on securities, net                                  283         573
Provision for loan losses                                       139         329
Gains on security sales                                         (56)        (82)
Gain on loans sold                                               (1)        (13)
Gain on disposal of fixed assets                                 --         (10)
Increase in cash surrender value of life insurance, net        (360)       (350)
Increase in accrued interest receivable                        (112)       (396)
Increase in other assets                                     (2,831)     (2,027)
Increase in accrued expenses and other liabilities            6,251       1,948
                                                          ---------   ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                 10,275       7,858
                                                          ---------   ---------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities            13,017      18,718
Proceeds from maturities of securities available for sale    30,192      17,729
Proceeds from calls of investment securities                     --       3,185
Proceeds from calls of securities available for sale          3,000       7,000
Proceeds from sales of securities available for sale            330      26,404
Purchase of investment securities                            (1,964)    (13,991)
Purchase of securities available for sale                   (35,089)    (36,162)
Proceeds from sales of loans                                    226       1,613
Purchase of loans                                           (20,770)    (90,867)
Net increase in loans                                       (49,860)    (33,175)
Purchases of premises and equipment                          (2,983)     (2,241)
Disposal of premises and equipment                               --          21
                                                          ---------   ---------
   NET CASH USED IN INVESTING ACTIVITIES                    (63,901)   (101,766)
                                                          ---------   ---------

FINANCING ACTIVITIES:
Net increase in deposits                                     43,799      56,955
Net increase in short-term borrowings                        22,750      48,250
Repayments of long-term debt                                   (863)       (838)
Stock-based compensation                                         29          --
Cash dividends paid                                          (2,318)     (1,817)
Tax benefit on stock option exercises                            29         310
Exercise of stock options                                       172         511
Purchase of treasury stock                                     (924)       (327)
                                                          ---------   ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                 62,674     103,044
                                                          ---------   ---------

Net increase in cash and cash equivalents                     9,048       9,136
Cash and cash equivalents at beginning or period             23,499      16,518
                                                          ---------   ---------
Cash and cash equivalents at end of period                $  32,547   $  25,654
                                                          =========   =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                               $  14,386   $   7,577
   Income taxes                                               1,720       5,503

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

As of January 1, 2006, the Corporation adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (Revised 2004), Share-Based Payment, (Statement 123R), under the modified prospective transition method. Statement 123R requires public companies to recognize compensation expense related to stock-based compensation awards over the period during which an employee is required to provide service for the award. Under the modified prospective transition method, the fair value recognition provisions apply only to new awards or awards modified after January 1, 2006. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in salaries and benefits expense over the remaining requisite service period. Results from prior periods have not been restated. The following table represents the impact of the adoption of Statement 123R on the Corporation's financial statements for the six months ended June 30, 2006.

                                                                Under             Under
(Dollars in thousands except share data)   Statement 123R       APB 25         Difference
                                           --------------   --------------   --------------
Net income before income tax expense       $        8,286   $        8,315   $           29
Net income                                          5,941            5,970               29

Earnings per share - basic                 $         0.72   $         0.72   $           --
Earnings per share - diluted                         0.71             0.71               --


Prior to January 1, 2006, the Corporation had accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25) and related Interpretations. No stock-based compensation cost was reflected in net income, as all options granted under those plans had an exercised price equal to the market value of their underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 as if the Corporation had applied the fair value recognition provisions of Statement No. 123R, to stock-based employee compensation in 2005:

                                                Three Months     Six Months
                                                   Ended           Ended
                                               June 30, 2005   June 30, 2005
                                               -------------   -------------
(Dollars in thousands except share data)
Net income:
   As reported                                  $      3,218   $      6,921
   Less:  Total stock-based compensation
     Expense determined under the
     Fair value based method on all stock
     Options, net of related tax effects                  99            196
                                                ------------   ------------
   Pro forma                                    $      3,119   $      6,725
Earnings per share - as reported
     Basic                                      $       0.39   $       0.84
     Diluted                                            0.38           0.82
Earnings per share - pro forma
     Basic                                      $       0.38   $       0.81
     Diluted                                            0.37           0.80

As of June 30, 2006, there was approximately $211 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation's stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.5 years.

For the Corporation's stock option plans for employees, changes in options outstanding during the six months ended June 30, 2006 were as follows:

                                                Number       Exercise         Weighted      Aggregate
                                                  of          Price            Average      Intrinsic
(Dollars in thousands except share data)        Shares       Per Share     Exercise Price    Value
-----------------------------------------------------------------------------------------------------
Balance, December 31, 2005                      429,316   $11.85-$32.14       $22.47
Granted                                           3,800     24.57-27.90        25.73
Exercised                                       (2,612)     11.85-15.08        11.97
Forfeited                                          (22)           27.36        27.36
                                               ------------------------------------------------------
Balance, June 30, 2006                          430,482   $11.85-$32.14       $22.56         $  2,106
                                               ======================================================
Options exercisable, June 30, 2006              405,324                                      $  2,094
                                               ======================================================

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $41 thousand and $489 thousand, respectively.

The following table summarizes information about stock options outstanding at June 30, 2006.

                            Shares              Remaining             Shares
 Exercise Price          Outstanding         Contractual Life       Exercisable
--------------------------------------------------------------------------------
     <$12.00                    65,547              1.13 years          65,547
  12.01 - 16.05                 16,837              4.54                16,195
  16.06 - 19.20                119,917              3.49               119,722
  19.21 - 26.00                  5,341              8.22                 1,665
  26.01 - 28.90                206,860              7.37               189,347
  28.91 - 32.14                 15,980              7.97                12,848
--------------------------------------------------------------------------------
     22.56*                    430,482              5.26 years         405,324
================================================================================

* Weighted average exercise price

The Corporation also has non-qualified stock option plans for non-employee directors. Changes in options outstanding during the six months ended June 30, 2006 were as follows:

                                                   Number        Exercise          Weighted       Aggregate
                                                     of           Price            Average        Intrinsic
(Dollars in thousands except share data)           Shares       Per Share       Exercise Price      Value
-------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                         197,730     $15.68-$28.89            $22.91
Exercised                                          (8,177)       15.68-17.53             17.12
                                                -------------------------------------------------------------
Balance, June 30, 2006                             189,553     $15.68-$28.89            $23.16          $815
                                                =============================================================
Options exercisable, June 30, 2006                 189,553                                              $815
                                                =============================================================

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $72 thousand and $916 thousand, respectively.

The following summarizes information about stock options outstanding at June 30, 2006.

                                Shares            Remaining           Shares
 Exercise Price               Outstanding      Contractual Life     Exercisable
-------------------------------------------------------------------------------
     <$16.05                       28,750            4.69 years          28,750
  16.06 - 20.00                    61,804            1.96                61,804
  20.01 - 28.89                    98,999            7.53                98,999
-------------------------------------------------------------------------------
     $23.16*                      189,553            5.28 years         189,553
===============================================================================

* Weighted average exercise price

The per share weighted-average fair value of stock options granted during the first six months of 2006 and 2005 for all plans was $7.66 and $9.47, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                                       2006             2005
                                                   ------------     ------------
              Dividend yield                           2.17%            1.62%
              Expected volatility                        28%              37%
              Expected life                          5 years          5 years
              Risk-free interest rate                  4.86%            3.78%

Earnings per Common Share - Basic and Diluted: Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share includes any additional common shares as if all potentially dilutive common shares were issued (i.e., stock options) utilizing the treasury stock method.

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the six months ended June 30, 2006 and 2005 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses. Total comprehensive income for the six months ended June 30, 2006 and 2005 was $3.3 million and $5.5 million, respectively.

Reclassification: Certain reclassifications have been made in the prior periods' financial statements in order to conform to the 2006 presentation.

2.  LOANS

Loans outstanding as of June 30, consisted of the following:

(In thousands)                                           2006             2005
                                                       --------         --------
Loans secured by 1-4 family                            $536,813         $475,930
Commercial real estate                                  219,210          167,149
Construction loans                                       38,790           19,975
Commercial loans                                         35,049           22,672
Consumer loans                                            7,531            5,876
Other loans                                               1,482            3,016
                                                       --------         --------
   Total loans                                         $838,875         $694,618
                                                       ========         ========

Non-performing assets, which are loans past due in excess of 90 days and still accruing and non-accrual loans, totaled $3.9 million at June 30, 2006 and $354 thousand at June 30, 2005. The increase in these assets is primarily due to one commercial loan of $3.6 million, which is well collateralized by a property with an appraised value of $5.3 million. No loss of principal or interest is anticipated. Loans past due in excess of 90 days and still accruing are in the process of collection and are considered well secured.

3.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $30.8 million and $32.6 million at June 30, 2006 and 2005, respectively, with a weighted average interest rate of 3.58 percent and 3.45 percent, respectively. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $246.7 million at June 30, 2006. Advances totaling $23.0 million at June 30, 2006, have fixed maturity dates, while advances totaling $7.8 million were amortizing advances with monthly payments of principal and interest. Included in the total are advances of $6 million that will mature in the next six months.

Other borrowings at FHLB, with an average maturity of 90 days or less, were $90.0 million at June 30, 2006 as compared to $25.0 million at June 30, 2005. The weighted average interest rate for these borrowings for the six months ended June 30, 2006 and 2005 was 4.83 percent and 3.15 percent, respectively.

Included in other borrowings are overnight borrowings totaling $10.3 million at June 30, 2006 as compared to overnight borrowings of $23.3 million at June 30, 2005. For the six months ended, June 30, 2006 and 2005, overnight borrowings at FHLB averaged $22.1 million with a weighted average interest rate of 4.63 percent and $28.9 million with a weighted average interest rate of 2.90 percent, respectively.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2006                                                             $  106,250
2007                                                                  4,000
2008                                                                  1,146
2009                                                                  2,000
2010                                                                 13,759
Over 5 years                                                          3,937
                                                                 ----------
   Total                                                         $  131,092
                                                                 ==========

4.  BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees.

The net periodic expense for the three and six months ended June 30 included the following components:

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
(In thousands)                               2006      2005      2006      2005
                                           ------    ------    ------    ------
Service cost                               $  418    $  351    $  835    $  702
Interest cost                                 165       147       330       293
Expected return on plan assets               (225)     (134)     (449)     (267)
Amortization of:
  Net loss                                     18        17        37        34
  Unrecognized remaining net assets            (1)       (1)       (3)       (3)
                                           ------    ------    ------    ------
Net periodic benefit cost                  $  375    $  380    $  750    $  759
                                           ======    ======    ======    ======

As previously disclosed in the financial statements for the year ended December 31, 2005, the Corporation expects to contribute $1.1 million to its pension plan in 2006. As of June 30, 2006, contributions of $570 thousand had been made for the current year.

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL: The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's view of future interest income and net loans, management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
   o  Unanticipated changes or no change in interest rates.
   o Competitive pressure in the banking industry causes unanticipated adverse changes.
   o An unexpected decline in the economy of New Jersey causes customers to default in the payment of their loans or causes loans to become impaired.
   o  Enforcement of the Highlands Water Protection and Planning Act.
   o  Loss of key managers or employees.
   o  Loss of major customers or failure to develop new customers.
   o  A decrease in loan quality and loan origination volume.
   o  An increase in non-performing loans.
   o  A decline in the volume of increase in trust assets or deposits.

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

The provision for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's provision for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation's loans are secured by real estate in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Corporation's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or should New Jersey experience adverse economic conditions. Future adjustments to the provision for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation's control.

EXECUTIVE SUMMARY: Earnings per share were $0.32 per diluted share in the second quarter of 2006 as compared to $0.38 per diluted share for the second quarter of 2005. The Corporation's net income for the second quarters of 2006 and 2005 was $2.7 million and $3.2 million, respectively, a decline of $523 thousand, or 16.3 percent between these periods. For the six months ended June 30, 2006 and 2005, the Corporation reported earnings per diluted share of $0.71 and $0.82, respectively. Net income for the year-to-date ended June 30, 2006 was $5.9 million as compared to $6.9 million for the same period of 2005. The primary factor contributing to the decline in net income in 2006 is the compression of the net interest margin, which is explained below.

Annualized return on average assets for the quarter was 0.83 percent and annualized return on average equity was 10.83 percent for the second quarter of 2006. For the six months ended June 30, 2006, annualized return on average assets was 0.92 percent and annualized return on average equity was 11.94 percent.

Net interest income, on a fully tax-equivalent basis, was $8.5 million in the second quarter of 2006, a decline of $751 thousand or 8.2 percent from the same quarter last year and the net interest margin was 2.73 percent for the same quarter as compared to 3.37 percent for the second quarter of 2005 and 2.94 percent in the first quarter of 2006. For the six months ended June 30, 2006, net interest income, on a fully tax-equivalent basis, was $17.3 million as compared to $18.5 million for the same period in 2005, a decline of $1.1 million or 6.2 percent. The net interest margin was 2.84 percent and 3.45 percent for the six months ended June 30, 2006 and 2005, respectively.

Average loan growth continued at a strong pace, averaging $809.2 million for the second quarter of 2006 as compared to $649.7 million for the second quarter of 2005, an increase of $159.4 million or 24.5 percent. The average commercial loan portfolio grew $46.0 million or 51.6 percent as the Corporation continues to strive to change the total loan mix toward higher yielding commercial and construction loans. The average mortgage loan portfolio grew by $105.2 million or 20.2 percent. A majority of the mortgage loan growth was in adjustable-rate residential mortgage loans. Loan rates rose 31 basis points from the second quarter of 2005 to the same quarter of 2006 to 5.91 percent. Longer-term loan rates have not risen as quickly as shorter-term deposit rates from the second quarter 2005 to the second quarter 2006 as the yield curve remains basically flat.

In the second quarter of 2006, average deposits grew $81.6 million or 8.3 percent over the levels of the second quarter of 2005, to $1.06 billion. Short-term market rates continue to rise as deposit gathering remains highly competitive and is reflected in the rates paid on interest-bearing deposits. Rates paid in the second quarter of 2006 for interest-bearing deposits were 3.13 percent as compared to 1.92 percent for the second quarter of 2005, an increase of 121 basis points or 63.0 percent.

EARNINGS ANALYSIS

NET INTEREST INCOME: On a tax-equivalent basis, net interest income before the provision for loan losses, was $8.5 million for the second quarter of 2006 as compared to $9.2 million for the second quarter of 2005, a decline of $751 thousand or 8.2 percent. Net interest income and net interest margin continues to be negatively affected by the continued increase in short-term rates reflecting the economic policy decisions of the Federal Reserve Board and the extended flat yield curve. The net interest margin on a fully tax-equivalent basis was 2.73 percent and 3.37 percent in the second quarter of 2006 and 2005, respectively, a decrease of 64 basis points. Net interest income for the second quarter of 2006, when compared to the first quarter of 2006, declined $426 thousand, or 4.8 percent, from $8.9 million on a tax-equivalent basis. The net interest margin, on a fully tax equivalent basis declined from 2.94 percent in the first quarter of 2006, to 2.73 percent in the second quarter of 2006, a 21 basis point decrease. Interest rates paid on deposits and borrowings grew at a faster pace than interest rates earned on assets such as loans and deposits, which caused net interest income to be negatively affected despite strong loan and deposit growth for the quarter.

Average interest-earning assets for the second quarter of 2006, were $1.24 billion, an increase of $143.2 million or 13.1 percent as compared to $1.09 billion for the same quarter in 2005. Average loan balances increased $159.4 million, or 24.5 percent, to $809.2 million in the second quarter of 2006 compared to the second quarter of 2005. In contrast, average investment securities declined $19.3 million, or 4.4 percent, in the second quarter of 2006 compared to the second quarter of 2005. The increase in loan balances during the second quarter of 2006 was the result of growth in residential real estate, commercial mortgage, commercial and installment loans. The majority of residential real estate loan origination was due to the purchase of adjustable rate loans from a third-party mortgage entity. All of the loans purchased are secured by properties located in the State of New Jersey and many are within the Bank's market area.

For the second quarter of 2006, average interest-bearing liabilities totaled $1.01 billion, an increase of $130.5 million, or 14.9 percent, over the average for the second quarter of 2005 of $875.1 million. The largest categories of growth were in money market accounts and certificates of deposit. For the second quarter of 2006, money market accounts averaged $301.4 million, an increase of
$67.6 million or 28.9 percent over the second quarter of 2005. Average certificates of deposit for the second quarter of 2006 were $345.0 million as compared to $259.4 million for the same period in 2005, an increase of $85.6 million or 33.0 percent. The largest decrease for the second quarter of 2006 as compared to 2005 was in the Bank's escrow checking product, which declined $51.5 million or 80.8 percent, as a result of the Bank's decision to reduce the rate paid on municipality escrow accounts. Average short-term and overnight borrowings increased $60.1 million during the second quarter of 2006 as compared to the same quarter in 2005 to supplement the funding of loan originations.

Average interest rates earned on interest-earning assets, on a tax-equivalent basis, rose 45 basis points to 5.45 percent for the second quarter of 2006 from
5.00 percent for the same quarter of 2005. In the second quarter of 2006, average interest rates earned on loans rose 31 basis points to 5.91 percent from
5.60 percent for the same period in 2005. Average interest rates earned on investment securities were 4.58 for the second quarter of 2006 as compared to
4.12 percent in the second quarter of 2005, an increase of 46 basis points.

The average interest rate paid on interest-bearing liabilities in the second quarter of 2006 was 3.34 percent, a 130 basis point increase from 2.04 percent in the second quarter of 2005. Certificates of deposit paid an average rate of
4.28 percent in the second quarter of 2006 as compared to 2.92 percent in the same quarter of 2005, an increase of 136 basis points, while average rates paid on money market accounts increased 167 basis points to 3.66 percent when compared to 1.99 percent for the same period in 2005. Average rates paid on certificates of deposit and money markets accounts grew at a faster pace than any other category of deposit due to the growth in the adjustable-rate Fed Flyer CD and Fed Tracker Money Market, which are tied to the Federal Funds rate, and the High-Yield Money Market. The average rates paid on borrowings also increased from 3.27 percent in the second quarter of 2005 to 4.72 percent in the second quarter of 2006.

For the six months ended June 30, 2006, net interest income on a tax-equivalent basis, before the provision for loan losses, was $17.3 million compared to $18.5 million for the same period of 2005, a decrease of $1.1 million or 6.2 percent. The decline in net interest income was primarily the result of higher deposit and borrowing balances, higher rates paid on liabilities and lower investment volume offset in part by higher loan volume and higher rates earned on investments and loans. Rates on liabilities continue to rise at a faster pace than rates on assets, which negatively affected net interest income and net interest margin. The net interest margin on a fully tax-equivalent basis was
2.84 percent in the first six months of 2006, a decrease of 61 basis points as compared to 3.45 percent for the same six months of 2005.

For the year-to-date 2006, average interest-earning assets were $1.22 billion, rising $151.4 million, or 14.1 percent, as compared to $1.07 billion for the same period in 2005. Rising $170.6 million from the first six months of 2005, or
27.5 percent, average loan balances were $792.2 million for the six months ended June 30, 2006. Average investment securities declined $20.8 million, or 4.6 percent, to $427.0 million. In addition to increased deposit and borrowing balances, the runoff in investments was used to fund loan growth. As noted above, most of the increase in loan balances was the result of growth in residential real estate, commercial mortgage and commercial loans.

For the first six months of 2006, average interest-bearing liabilities increased $137.9 million or 16.1 percent, to $997.0 million from $859.1 million in the same period in 2005. Average balances of money market accounts were $292.3 million, an increase of $61.3 million or 26.5 percent and certificates of deposits were $333.9 million, rising $78.2 million or 30.6 percent. Average interest-bearing checking deposits declined $59.9 million or 29.5 percent, while average savings deposits declined $17.5 million or 16.9 percent. The Fed Tracker Money Market and Fed Flyer CD products experienced the greatest growth in the first six months of 2006 as compared to the same period of 2005. In addition, a High Yield Money Market product was introduced this year that has been well received by customers. For the first six months of 2006, overnight borrowings averaged $22.1 million as compared to $28.9 million for the first six months of 2005, declining, in part, to the Corporation's use of short-term borrowings with a slightly lower rate than the overnight borrowings. Short-term borrowings averaged $88.2 million for the six months ended June 30, 2006 and were used to fund loan growth. Average non-interest-bearing demand deposits totaled $181.6 million and $171.8 million for the first six months of 2006 and 2005, respectively, an increase of $9.8 million or 5.7 percent.

Average interest rates earned on interest-earning assets, on a tax-equivalent basis, rose 43 basis points to 5.39 percent for the first six months of 2006 from 4.96 percent for the first six months of 2005. Average interest rates earned on loans rose 27 basis points in the first six months of 2006 to 5.86 percent from 5.59 percent for the same period in 2005, despite a flattened yield curve and competitive pressure. For the six months ended June 30, 2006, the average interest rates earned on investment securities increased to 4.52 percent, rising 43 basis points from 4.09 percent in the same period in 2005.

The average interest rate paid on interest-bearing liabilities in the first six months of 2006 and 2005 was 3.13 percent and 1.88 percent, respectively, a 125 basis point increase. The average rate paid on certificates of deposit in the first six months of 2006 rose 131 basis points to 4.07 percent while average rates paid on money market accounts increased 162 basis points to 3.36 percent when compared to 1.74 percent for the same period in 2005. While almost all categories of liabilities are paying higher rates, certificates of deposit and money markets accounts grew at a faster pace due to the growth in the adjustable-rate Fed Flyer CD, Fed Tracker Money Market and High-Yield Money Market products. Rates for the first two products are tied to the Federal Funds rate, which increased many times during 2005 and has continued to rise in 2006. Average rates paid on checking deposits declined 51 basis points to 0.61 percent for the first six months of 2006 as compared to the same period of 2005 due to the decline in the Bank's escrow checking balances as a result of the Bank's decision to reduce the rate paid on municipality escrow accounts.

For the six months ended June 30, 2006,  the average rate paid on borrowings was
4.52 percent as compared to 3.19 percent for the same period in 2005, an increase of 133 basis points. As a result of rising short-term interest rates, average short-term borrowing rates increased from 3.15 percent for the first six months of 2005 to 4.83 percent in the first six months of 2006, while average overnight borrowing rates increased 173 basis points to 4.63 percent in the six months ended June 30, 2006. The cost of funds for the first six months increased to 2.65 percent as compared to 1.57 percent for the same period in 2005. Net interest income continues to be negatively affected by the narrow gap between short and long term interest rates despite strong loan and deposit growth.

The following tables reflect the components of net interest income for the three and six months ended June 30, 2006 and 2005:

                                                     Average Balance Sheet
                                                           Unaudited
                                                         Quarters Ended
                                          (Tax-Equivalent Basis, Dollars in Thousands)

                                                       June 30, 2006                             June 30, 2005
                                                       -------------                             -------------
                                          Average        Income/                       Average     Income/
                                          Balance        Expense         Yield         Balance     Expense         Yield
                                          -------        -------         -----         -------     -------         -----
ASSETS:

Interest-earnings assets:
   Investments:
     Taxable (1)                        $   370,962    $     4,151        4.48%   $   385,908    $     3,891         4.03%
     Tax-exempt (1) (2)                      51,478            688        5.35         55,881            655         4.69
   Loans (2) (3)                            809,161         11,957        5.91        649,733          9,101         5.60
   Federal funds sold                         4,684             56        4.80          1,719             12         2.90
   Interest-earning deposits                    949             12        4.91            776              6         3.02
                                        -----------    -----------------------    -----------    ------------------------
   Total interest-earning assets          1,237,234    $    16,864        5.45%     1,094,017    $    13,665         5.00%
                                        -----------    -----------------------    -----------    ------------------------
Noninterest -earning assets:
   Cash and due from banks                   22,514                                    21,641
   Allowance for loan losses                 (6,416)                                   (6,166)
   Premises and equipment                    23,232                                    21,155
   Other assets                              23,492                                    23,703
                                        -----------                               -----------
   Total noninterest-earning assets          62,822                                    60,333
                                        -----------                               -----------
Total assets                            $ 1,300,056                               $ 1,154,350
                                        ===========                               ===========

LIABILITIES:

Interest-bearing deposits:
   Checking                             $   141,999    $       240        0.68%   $   205,237    $       609         1.19%
   Money markets                            301,391          2,758        3.66        233,823          1,164         1.99
   Savings                                   84,177            145        0.69        101,952            177         0.69
   Certificates of deposit                  344,959          3,692        4.28        259,392          1,895         2.92
                                        -----------    -----------------------    -----------    ------------------------
     Total interest-bearing deposits        872,526          6,835        3.13        800,404          3,845         1.92
   Borrowings                               133,020          1,570        4.72         74,668            610         3.27
                                        -----------    -----------------------    -----------    ------------------------
   Total interest-bearing liabilities     1,005,546          8,405        3.34        875,072          4,455         2.04
                                        -----------    -----------------------    -----------    ------------------------
Noninterest bearing liabilities
   Demand deposits                          186,769                                   177,270
   Accrued expenses and
     other liabilities                        8,242                                     5,297
                                        -----------                               -----------
   Total noninterest-bearing
     liabilities                            195,011                                   182,567
Shareholders' equity                         99,499                                    96,711
                                        -----------                               -----------
   Total liabilities and
     shareholders' equity               $ 1,300,056                               $ 1,154,350
                                        ===========                               ===========
   Net Interest income
     (tax-equivalent basis)                                  8,459                                     9,210
     Net interest spread                                                  2.11%                                      2.96%
                                                                      ========                                   ========
     Net interest margin (4)                                              2.73%                                      3.37%
                                                                      ========                                   ========
Tax equivalent adjustment                                     (283)                                     (265)
                                                       -----------                               -----------
Net interest income                                    $     8,176                               $     8,945
                                                       ===========                               ===========


                                                     Average Balance Sheet
                                                           Unaudited
                                                          Year-to-Date
                                          (Tax-Equivalent Basis, Dollars in Thousands)
                                                       June 30, 2006                           June 30, 2005
                                                       -------------                           -------------
                                          Average        Income/                    Average        Income/
                                          Balance        Expense         Yield      Balance        Expense        Yield
                                          -------        -------         -----      -------        -------        -----
ASSETS:

Interest-earnings assets:
   Investments:
     Taxable (1)                        $   372,494    $     8,216        4.41%   $   393,963    $     7,894        4.01%
     Tax-exempt (1) (2)                      54,540          1,440        5.28         53,823          1,259        4.68
   Loans (2) (3)                            792,182         23,219        5.86        621,555         17,382        5.59
   Federal funds sold                         3,090             72        4.67          1,745             23        2.64
   Interest-earning deposits                    927             21        4.48            700              9        2.65
                                        -----------    -----------------------    -----------    ------------------------
   Total interest-earning assets          1,223,233    $    32,968        5.39%     1,071,786    $    26,567        4.96%
                                        -----------    -----------------------    -----------    ------------------------
Noninterest -earning assets:
   Cash and due from banks                   22,205                                    21,306
   Allowance for loan losses                 (6,458)                                   (6,097)
   Premises and equipment                    22,478                                    20,668
   Other assets                              23,304                                    24,451
                                        -----------                               -----------
   Total noninterest-earning assets          61,529                                    60,328
                                        -----------                               -----------
Total assets                            $ 1,284,762                               $ 1,132,114
                                        ===========                               ===========

LIABILITIES:

Interest-bearing deposits:
   Checking                             $   143,153    $       436        0.61%   $   203,050    $     1,137        1.12%
   Money markets                            292,257          4,905        3.36        230,961          2,013        1.74
   Savings                                   86,274            295        0.68        103,816            358        0.69
   Certificates of deposit                  333,866          6,789        4.07        255,620          3,528        2.76
                                        -----------    -----------    --------    -----------    -----------    --------
     Total interest-bearing deposits        855,550         12,425        2.90        793,447          7,036        1.77
   Borrowings                               141,490          3,198        4.52         65,652          1,048        3.19
                                        -----------    -----------    --------    -----------    -----------    --------
   Total interest-bearing liabilities       997,040         15,623        3.13        859,099          8,084        1.88
                                        -----------    -----------    --------    -----------    -----------    --------
Noninterest bearing liabilities
   Demand deposits                          181,612                                   171,835
   Accrued expenses and
     other liabilities                        6,577                                     5,069
                                        -----------                               -----------
   Total noninterest-bearing
     liabilities                            188,189                                   176,904
Shareholders' equity                         99,533                                    96,111
                                        -----------                               -----------
   Total liabilities and
     shareholders' equity               $ 1,284,762                               $ 1,132,114
                                        ===========                               ===========
   Net Interest income
     (tax-equivalent basis)                                             17,345                        18,483
     Net interest spread                                                  2.26%                                     3.08%
                                                                      ========                                   ========
     Net interest margin (4)                                              2.84%                                     3.45%
                                                                      ========                                   ========
Tax equivalent adjustment                                     (592)                                     (511)
                                                       -----------                               -----------
Net interest income                                    $    16,753                               $    17,972
                                                       ===========                               ===========

(1) Average balances for available-for sale securities are based on amortized cost.
(2) Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)  Loans are stated net of unearned income and include non-accrual loans.
(4) Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME: For the second quarter of 2006, other income was $2.99 million as compared to $2.76 million in the second quarter of 2005, an increase of $230 thousand or 8.3 percent. Income from PGB Trust and Investments, the Bank's trust division, was $2.08 million, an increase of $172 thousand or 9.0 percent over last year's second quarter. The market value of trust assets increased $91.1 million or 5.5 percent from the second quarter of 2005 to 2006. Other non-interest income increased $63 thousand from the second quarter of 2005 to $130 thousand in the second quarter of 2006, primarily due to higher construction loan fees, which increased $52 thousand.

For the six months ended June 30, 2006, other income increased $266 thousand, or
4.5 percent, to $6.2 million as compared to the same six months of 2005. PGB Trust and Investments recorded 2006 year-to-date income of $4.3 million as compared to $3.9 million for the same period of 2005, an increase of $403 thousand or 10.3 percent. The Corporation recorded service charges and fees of $960 thousand and $934 thousand in the first six months of 2006 and 2005, respectively, an increase of $26 thousand or 2.8 percent.

Security gains totaled $56 thousand in the first half of 2006 as compared to $335 thousand in the first half of 2005. This decrease was primarily due to a $253 thousand gain on the non-monetary exchange of equity securities in 2005.

The following table presents the components of other income for the three and six months ended June 30, 2006 and 2005:

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
(In thousands)                            2006       2005       2006       2005
                                         ------     ------     ------     ------
Trust department income                  $2,078     $1,906     $4,323     $3,920
Service charges and fees                    489        469        960        934
Bank owned life insurance                   207        201        411        398
Other non-interest income                   130         67        238        152
Safe deposit rental fees                     55         54        118        116
Fees for other services                      27         27         71         56
Securities gains                              5         37         56        335
                                         ------     ------     ------     ------
     Total other income                  $2,991     $2,761     $6,177     $5,911
                                         ======     ======     ======     ======

OTHER EXPENSES: Other expenses rose to $7.39 million for the second quarter of 2006 from $7.02 million, a $366 thousand or 5.2 percent when compared to the second quarter of 2005. During the second quarter of 2006, salaries and benefits expense was $3.93 million as compared to $3.77 million for the second quarter of 2005, an increase of $168 thousand or 4.5 percent. In the past year, the Bank has added new lenders who have contributed to the growth in the commercial and construction loan portfolios. In addition, normal salary increases, branch expansion, higher group health insurance and pension plan costs were partially offset by lower profit sharing plan and bonus accruals.

Premises and equipment expense recorded in the second quarter of 2006 was $1.69 million as compared to $1.66 million recorded in the same period in 2005, an increase of $31 thousand or 1.9 percent. Advertising expense decreased $110 thousand or 32.6 percent to $227 thousand in the second quarter of 2006 when compared to the same period in 2005.

For the first half of 2006, other expenses totaled $14.51 million as compared to $13.59 million for the same period in 2005, an increase of $912 million or 6.7 percent. During the six months ended June 30, 2006, salaries and benefits expense rose to $7.79 million from $7.42 million during the first six months of 2005, an increase of $374 thousand or 5.0 percent. For the first half of 2006, the Corporation recorded $3.42 million in premises and equipment expense, a $190 thousand, or 5.9 percent, increase over the $3.23 million recorded for the first half of 2005.

Excluding salaries and benefits and premises and equipment expenses, all other expense categories in total increased to $3.30 million from $2.95 million, an increase of $348 thousand, or 11.8 percent. Postage increased from $138 thousand for the six months ended June 30, 2005 to $169 thousand for the same six months in 2006, a $31 thousand or 22.5 percent increase, due to the increase in postal rates at the beginning of 2006 and increases in statement volume due to new customers. In addition, loan expense increased $25 thousand or 32.1 percent to $103 thousand for the first six months of 2006 as compared to the same period of 2005 due to increases in loan volume. Rebated foreign ATM fees were $89 thousand and $60 thousand for the first six months of 2006 and 2005, respectively, rising $29 thousand or 48.3 percent as the Bank continues to offer customers the opportunity to use other banks' ATMs without charge, up to four transactions per month.

While the Corporation strives to control costs, new branches are vital to our future growth and profitability. Deposit and loan growth continues as we add new markets and expand our staff to include professional commercial lenders. The Corporation continues to try to operate in an efficient manner.

The following table presents the components of other expense for the three and six months ended June 30, 2006 and 2005:

                                         Three Months Ended    Six Months Ended
                                             June 30,              June 30,
(In thousands)                            2006       2005       2006       2005
                                        -------    -------    -------    -------
Salaries and employee benefits          $ 3,933    $ 3,765    $ 7,791    $ 7,417
Premises and equipment                    1,694      1,663      3,419      3,229
Advertising                                 227        337        410        492
Professional fees                           163        146        359        242
Trust department expense                    122        103        237        209
Stationery and supplies                     115        139        223        298
Telephone                                   105         90        197        192
Postage                                      84         70        169        138
Other expense                               943        707      1,700      1,376
                                        -------    -------    -------    -------
     Total other expense                $ 7,386    $ 7,020    $14,505    $13,593
                                        =======    =======    =======    =======

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $3.9 million and $354 thousand at June 30, 2006 and 2005 respectively. The increase in non-performing assets in the second quarter is primarily the result of one commercial loan of $3.6 million, which is well collateralized by a property with an appraised value of $5.3 million. No loss of principal or interest is anticipated. Loans past due in excess of 90 days and still accruing are in the process of collection and are considered well secured.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                                June 30,
(In thousands)                                              2006         2005
                                                         ---------    ---------
Loans past due in excess of 90 days and still accruing           2           --
Non-accrual loans                                            3,874          354
                                                         ---------    ---------
     Total non-performing assets                         $   3,876    $     354
                                                         =========    =========

Non-performing loans as a % of total loans                    0.46%        0.05%
Non-performing assets as a % of total loans plus other
   real estate owned                                          0.46%        0.05%
Allowance as a % of total loans                               0.78%        0.92%

PROVISION FOR LOAN LOSSES: The provision for loan losses was $100 thousand for the second quarter of 2006 as compared to $197 thousand for the same quarter in 2005. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management's evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. For the six months ended June 30, 2006, the provision for loan losses was $139 thousand as compared to $329 thousand for the same six-month period last year.

For the second quarter of 2006, there were no charge-offs or recoveries as compared to net recoveries of $5 thousand during the second quarter of 2005. Net charge-offs for the six months ended June 30, 2006 were $3 thousand as compared to net recoveries of $12 thousand for the six months ended June 30, 2005.

A summary of the allowance for loan losses for the six-month periods ended June 30 follows:

(In thousands)                                           2006             2005
                                                       -------          -------
Balance, January 1,                                    $ 6,378          $ 5,989
Provision charged to expense                               139              329
Charge-offs                                                 (4)              (1)
Recoveries                                                   1               13
                                                       -------          -------
Balance, June 30,                                      $ 6,514          $ 6,330
                                                       =======          =======

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 26.8 percent and 28.3 percent for the three months ended June 30, 2006 and 2005 respectively. On a year to date basis, income tax expense as a percentage of pre-tax income was 28.3 percent in 2006 and 30.5 percent in 2005. Taxable income declined from $10.0 million for the first six months of 2005 to $8.3 million for the first six months of 2006. The effective tax rate in 2006 decreased due to increased tax-exempt income, as well as, a decline in state income tax due to a higher proportion of revenue being generated at a lower effective state tax rate.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At June 30, 2006, total shareholders' equity, including net unrealized losses on securities available for sale, was $99.4 million, representing an increase in total shareholders' equity recorded at December 31, 2005, of $244 thousand or 0.2 percent. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, less goodwill and certain other intangibles. The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At June 30, 2006, the Corporation's Tier 1 Capital and Total Capital ratios were 15.57 percent and 16.54 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at June 30, 2006, was 8.13 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $32.5 million at June 30, 2006. In addition, the Corporation has $338.6 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below. Book value as of June 30, 2006, of investment securities and securities available for sale maturing within one year amounted to $20.9 million and $18.6 million, respectively.

The  primary  source  of  funds   available  to  meet  liquidity  needs  is  the
Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of June 30, 2006, core deposits equaled $962.6 million.

Another source of liquidity is borrowing capacity. The Corporation has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, short-term and long-term borrowings from the Federal Home Loan Bank of New York, access to the Federal Reserve Bank discount window and loan participations of sales of loans. The Corporation also generates liquidity from the regular principal payments made on its mortgage-backed security and loan portfolios.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" (FIN 48), which establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Corporation plans to adopt FIN 48 on January 1, 2007. The Corporation does not expect the adoption of FIN 48 to have a material impact on its financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2006).

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

The Corporation's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation's internal control over financial reporting that have materially affected, or is reasonable likely to materially affect, the Corporation's internal control over financial reporting.

The Corporation's management, including the CEO and CFO, does not expect that our disclosure controls and procedures of our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, control may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes in the Corporation's risk factors during the six months ended June 30, 2006 from the risk factors disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

                                                  Issuer Purchases of Equity Securities

                                                                       Total Number of
                                                                            Shares             Maximum Number
                                  Total                                  Purchased as        Of Shares That May
                                Number of            Average           Part of Publicly       Yet be Purchased
                                 Shares             Price Paid         Announced Plans       Under the Plans or
        Period                  Purchased           Per Share            Or Programs              Programs
------------------------    -----------------    ----------------     ------------------     ------------------

April 1-30, 2006                            -    $              -                      -                102,500
May 1-31, 2006                              -                   -                      -                102,500
June 1-30, 2006                        14,778               24.21                 13,400                 89,100
                            -----------------    ----------------     ------------------
   Total                               14,778    $          24.21                 13,400
                            =================    =================    ==================

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of shareholders held on April 25, 2006, in Bedminster Township, New Jersey, the following persons were elected as directors of Peapack-Gladstone Financial Corporation for a term of one year:

        DIRECTORS                                FOR                 WITHHELD

Anthony J. Consi II                            6,615,981              44,071
Pamela Hill                                    6,622,527              37,523
T. Leonard Hill                                6,611,103              48,949
Frank A. Kissel                                6,640,910              19,142
John D. Kissel                                 6,637,543              22,509
James R. Lamb                                  6,640,910              19,142
Edward A. Merton                               6,601,854              58,198
F. Duffield Meyercord                          6,616,981              43,071
John R. Mulcahy                                6,601,854              58,198
Robert M. Rogers                               6,640,800              19,252
Philip W. Smith III                            6,610,794              49,258
Craig C. Spengeman                             6,640,510              19,542
Jack D. Stine                                  6,392,245             267,807

(2) The approval of the Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan.

     FOR:  5,022,546              AGAINST:  438,846            ABSTAIN:  316,957
     BROKER NON-VOTE TOTAL:  881,703

     ITEM 6.  Exhibits

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

             10    Material Contracts
                   A. "Change in Control Agreement" dated as of December 11, 2003 by and among the Corporation, the Bank and Paul W. Bell is filed herewith.
                   B. "Change in Control Agreement" dated as of December 11, 2003 by and among the Corporation, the Bank and Hubert
                        P. Clarke is filed herewith.
                   C. "Change in Control Agreement" dated as of January 9, 2004 by and among the Corporation, the Bank and Michael
                        J. Giacobello is filed herewith.
                   D. "Change in Control Agreement" dated as of March 29, 2005 by and among the Corporation, the Bank and Finn M.W. Caspersen, Jr. is filed herewith.
                   E. "Change in Control Agreement" dated as of January 2, 2006 by and among the Corporation, the Bank and Robert
                        A. Buckley is filed herewith.

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


                           PEAPACK-GLADSTONE FINANCIAL CORPORATION
                           (Registrant)


DATE:  August 8, 2006      By: /s/ Frank A. Kissel
                           ----------------------------------------------------
                           Frank A. Kissel
                           Chairman of the Board and Chief Executive Officer


DATE:  August 8, 2006      By: /s/ Arthur F. Birmingham
                           ----------------------------------------------------
                           Arthur F. Birmingham
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

10          A. "Change in  Control  Agreement"  dated as of December 11, 2003 by and among the Corporation, the Bank and Paul W. Bell is filed herewith.
            B. "Change in Control  Agreement"  dated as of December  11, 2003 by and among the Corporation, the Bank and Hubert P. Clarke is filed herewith.
            C. "Change in Control  Agreement" dated as of January 9, 2004 by and among the Corporation, the Bank and Michael J. Giacobello is filed herewith.
            D. "Change in Control  Agreement"  dated as of March 29, 2005 by and among the Corporation, the Bank and Finn M.W. Caspersen, Jr. is filed herewith.
            E. "Change in Control  Agreement" dated as of January 2, 2006 by and among the Corporation, the Bank and Robert A. Buckley is filed herewith.

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