Form 10-Q
period 2006-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2006-11-07
CIK 1050743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X].

      Number of shares of Common Stock outstanding as of November 1, 2006:
                                    8,261,062

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          PART 1 FINANCIAL INFORMATION


Item 1   Financial Statements (Unaudited):
         Consolidated Statements of Condition September 30, 2006 and
         December 31, 2005                                               Page 3
         Consolidated Statements of Income for the three and nine
         months ended September 30, 2006 and 2005                        Page 4
         Consolidated Statements of Changes in Shareholders' Equity
         for the nine months ended September 30, 2006 and 2005           Page 5
         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2006 and 2005                               Page 6
         Notes to Consolidated Financial Statements                      Page 7
Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       Page 12
Item 3   Quantitative and Qualitative Disclosures about Market Risk      Page 22
Item 4   Controls and Procedures                                         Page 23


                           PART 2 OTHER INFORMATION


Item 1A  Risk Factors                                                    Page 23
Item 2   Unregistered Sales of Equity Securities and Use of
         Proceeds                                                        Page 23
Item 6   Exhibits                                                        Page 24

Item 1.  Financial Statements (Unaudited)

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)


                                                                September 30,   December 31,
                                                                    2006           2005
                                                                 -----------    -----------
ASSETS
Cash and due from banks                                          $    22,768    $    19,573
Federal funds sold                                                     2,640          2,631
Interest-earning deposits                                              1,180          1,295
                                                                 -----------    -----------
   Total cash and cash equivalents                                    26,588         23,499

Investment securities held to maturity (approximate market
   value $61,946 in 2006 and $77,286 in 2005)                         62,625         78,084

Securities available for sale                                        276,265        341,584

Loans:
Loans secured by real estate                                         816,512        728,122
Other loans                                                           44,827         40,351
                                                                 -----------    -----------
   Total loans                                                       861,339        768,473
     Less:  Allowance for loan losses                                  6,629          6,378
                                                                 -----------    -----------
   Loans, net                                                        854,710        762,095

Premises and equipment, net                                           23,562         21,412
Accrued interest receivable                                            5,215          4,828
Cash surrender value of life insurance                                18,501         17,957
Other assets                                                           4,728          5,924
                                                                 -----------    -----------
     TOTAL ASSETS                                                $ 1,272,194    $ 1,255,383
                                                                 ===========    ===========


LIABILITIES
Deposits:
   Noninterest-bearing demand deposits                           $   175,401    $   185,854
   Interest-bearing deposits:
     Checking                                                        129,056        176,175
     Savings                                                          76,922         90,744
     Money market accounts                                           332,821        281,068
     Certificates of deposit over $100,000                           133,655         93,903
     Certificates of deposit less than $100,000                      238,679        214,252
                                                                 -----------    -----------
Total deposits                                                     1,086,534      1,041,996
Other borrowings                                                      44,500         77,500
Federal Home Loan Bank Advances                                       30,404         31,705
Accrued expenses and other liabilities                                 7,287          5,027
                                                                 -----------    -----------
     TOTAL LIABILITIES                                             1,168,725      1,156,228
                                                                 -----------    -----------

SHAREHOLDERS' EQUITY
Common stock (no par value;  $0.83 per share;
   authorized  20,000,000 shares; issued  shares, 8,484,774 at
   September 30, 2006 and 8,473,718 at December 31, 2005;
   outstanding shares, 8,260,209 at September 30, 2006 and
   8,284,715 at December 31, 2005)                                     7,070          7,061
Surplus                                                               89,212         88,973
Treasury stock at cost, 224,565 shares in 2006
   and 189,003 shares in 2005                                         (4,946)        (4,022)
Retained earnings                                                     13,879         10,100
Accumulated other comprehensive loss, net of income tax               (1,746)        (2,957)
                                                                 -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                                      103,469         99,155
                                                                 -----------    -----------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $ 1,272,194    $ 1,255,383
                                                                 ===========    ===========

   See accompanying notes to consolidated financial statements.

                                  PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Dollars in thousands, except share data)
                                                (Unaudited)

                                                       Three months ended             Nine months ended
                                                          September 30,                September 30,
                                                       2006           2005          2006            2005
                                                    -----------    -----------   -----------    -----------
INTEREST INCOME
Interest and fees on loans                          $    13,040    $    10,282   $    36,235    $    27,649
Interest on investment securities:
   Taxable                                                  251            350           825          1,278
   Tax-exempt                                               336            296         1,035            880
Interest on securities available for sale:
   Taxable                                                3,758          3,217        11,399         10,183
   Tax-exempt                                                88             90           262            271
Interest-earning deposits                                    21              8            42             17
Interest on federal funds sold                               30             23           102             46
                                                    -----------    -----------   -----------    -----------
   Total interest income                                 17,524         14,266        49,900         40,324

INTEREST EXPENSE
Interest on savings and interest-bearing deposit
   accounts                                               3,794          2,333         9,430          5,842
Interest on certificates of deposit over $100,000         1,520            716         3,796          1,793
Interest on other time deposits                           2,719          1,591         7,232          4,042
Interest on borrowed funds                                1,636            864         4,834          1,912
                                                    -----------    -----------   -----------    -----------
   Total interest expense                                 9,669          5,504        25,292         13,589
                                                    -----------    -----------   -----------    -----------

   NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                              7,855          8,762        24,608         26,735

Provision for loan losses                                    64            150           264            478
                                                    -----------    -----------   -----------    -----------

   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                              7,791          8,612        24,344         26,257
                                                    -----------    -----------   -----------    -----------

OTHER INCOME
Trust department income                                   1,872          1,895         6,195          5,815
Service charges and fees                                    503            466         1,463          1,401
Bank owned life insurance                                   210            201           622            599
Securities (losses)/gains                                (1,837)           216        (1,781)           551
Other income                                                167            161           593            484
                                                    -----------    -----------   -----------    -----------
   Total other income                                       915          2,939         7,092          8,850

OTHER EXPENSES
Salaries and employee benefits                            3,908          3,775        11,700         11,192
Premises and equipment                                    1,792          1,695         5,211          4,924
Other expenses                                            1,571          1,391         4,804          4,340
                                                    -----------    -----------   -----------    -----------
   Total other expenses                                   7,271          6,861        21,715         20,456
                                                    -----------    -----------   -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE                          1,435          4,690         9,721         14,651
Income tax expense                                           44          1,475         2,389          4,515
                                                    -----------    -----------   -----------    -----------
   NET INCOME                                       $     1,391    $     3,215   $     7,332    $    10,136
                                                    ===========    ===========   ===========    ===========
EARNINGS PER SHARE
Basic                                               $      0.17    $      0.39   $      0.89    $      1.22
Diluted                                             $      0.17    $      0.38   $      0.88    $      1.21

Average basic shares outstanding                      8,260,047      8,300,574     8,269,966      8,286,714
Average diluted shares outstanding                    8,373,440      8,417,581     8,379,264      8,405,195


See accompanying notes to consolidated financial statements.


                      PEAPACK-GLADSTONE FINANCIAL CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Dollars in thousands)
                                    (Unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                              2006         2005
                                                           ---------    ---------
Balance, beginning of period                               $  99,155    $  94,669

Comprehensive income:

   Net income                                                  7,332       10,136

   Unrealized holding gains/(losses) on securities
     arising during the period, net of tax                     2,405       (3,155)
   Less:  reclassification adjustment for (losses)/gains
     included in net income, net of tax                       (1,194)         358
                                                           ---------    ---------
                                                               1,211       (3,513)
                                                           ---------    ---------

   Total comprehensive income                                  8,543        6,623

Common stock options exercised                                   176          598

Purchase of treasury stock                                      (924)        (763)

Cash dividends declared                                       (3,553)      (2,984)

Stock-based compensation expense                                  43           --

Tax benefit on disqualifying and nonqualifying
   exercise of stock options                                      29          331

                                                           ---------    ---------
Balance, September 30,                                     $ 103,469    $  98,474
                                                           =========    =========

See accompanying notes to consolidated financial statements.


                      PEAPACK-GLADSTONE FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                    (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                               2006         2005
                                                            ---------    ---------
OPERATING ACTIVITIES:
Net income:                                                 $   7,332    $  10,136
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                    1,539        1,474
Amortization of premium and accretion of
   discount on securities, net                                    406          817
Provision for loan losses                                         264          478
Losses/(Gains) on security sales                                1,781         (170)
Gain on loans sold                                                 (3)         (13)
Gain on disposal of fixed assets                                  (16)         (28)
Increase in cash surrender value of life insurance, net          (544)        (527)
Increase in accrued interest receivable                          (387)        (473)
Decrease/(increase) in other assets                               392       (2,182)
Increase in accrued expenses and other liabilities              2,180        2,112
                                                            ---------    ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                   12,944       11,624
                                                            ---------    ---------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities              17,816       31,277
Proceeds from maturities of securities available for sale      53,744       31,344
Proceeds from calls of investment securities                       --        4,685
Proceeds from calls of securities available for sale            6,000        7,000
Proceeds from sales of securities available for sale           60,330       34,800
Purchase of investment securities                              (2,463)     (18,087)
Purchase of securities available for sale                     (54,820)     (41,349)
Proceeds from sales of loans                                      622        2,316
Purchase of loans                                             (26,774)    (108,339)
Net increase in loans                                         (66,724)     (73,842)
Purchases of premises and equipment                            (3,689)      (2,817)
Disposal of premises and equipment                                 16           47
                                                            ---------    ---------
   NET CASH USED IN INVESTING ACTIVITIES                      (15,942)    (132,965)
                                                            ---------    ---------

FINANCING ACTIVITIES:
Net increase in deposits                                       44,538      108,411
Net (decrease)/increase in other borrowings                   (33,000)      45,000
Repayments of Federal Home Loan Bank advances                  (1,301)      (1,261)
Stock-based compensation                                           43           --
Cash dividends paid                                            (3,474)      (2,730)
Tax benefit on stock option exercises                              29          331
Exercise of stock options                                         176          598
Purchase of treasury stock                                       (924)        (763)
                                                            ---------    ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                    6,087      149,586
                                                            ---------    ---------

Net increase in cash and cash equivalents                       3,089       28,245
Cash and cash equivalents at beginning or period               23,499       16,518
                                                            ---------    ---------
Cash and cash equivalents at end of period                  $  26,588    $  44,763
                                                            =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                 $  24,068    $  12,676
   Income taxes                                                 2,031        6,903

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

As of January 1, 2006, the Corporation adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (Revised 2004), Share-Based Payment, (Statement 123R), under the modified prospective transition method. Statement 123R requires public companies to recognize compensation expense related to stock-based compensation awards over the period during which an employee is required to provide service for the award. Under the modified prospective transition method, the fair value recognition provisions apply only to new awards or awards modified after January 1, 2006. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in salaries and benefits expense over the remaining requisite service period. Results from prior periods have not been restated. The following table represents the impact of the adoption of Statement 123R on the Corporation's financial statements for the nine months ended September 30, 2006.

                                              Under         Under
(Dollars in thousands except share data)  Statement 123R    APB 25    Difference
---------------------------------------   --------------  ---------   ----------
Net income before income tax expense      $        9,721  $   9,764   $       43
Net income                                         7,332      7,375           43

Earnings per share - basic                          0.89  $    0.89   $       --
Earnings per share - diluted              $         0.88       0.88           --

Prior to January 1, 2006, the Corporation had accounted for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25) and related Interpretations. No stock-based compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of their underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 as if the Corporation had applied the fair value recognition provisions of Statement No. 123R, to stock-based employee compensation in 2005:


                                                          Three Months         Nine Months
                                                             Ended                Ended
                                                       September 30, 2005   September 30, 2005
                                                       ------------------   ------------------
(Dollars in thousands except share data) Net income:
   As reported                                         $            3,215   $           10,136
   Less: Total stock-based compensation
     Expense determined under the
     Fair value based method on all stock
     Options, net of related tax effects                               99                  296
                                                       ------------------   ------------------
   Pro forma                                           $            3,116   $            9,840
Earnings per share - as reported
     Basic                                             $             0.39   $             1.22
     Diluted                                                         0.38                 1.21
Earnings per share - pro forma
     Basic                                             $             0.38   $             1.19
     Diluted                                                         0.37                 1.17

As of September 30, 2006, there was approximately $186 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation's stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

For the Corporation's stock option plans for employees, changes in options outstanding during the nine months ended September 30, 2006 were as follows:

                                           Number       Exercise       Weighted      Aggregate
                                             of           Price         Average      Intrinsic
(Dollars in thousands except share data)   Shares       Per Share    Exercise Price    Value
-----------------------------------------------------------------------------------------------
Balance, December 31, 2005                 429,316    $11.85-$32.14   $      22.47
Granted                                      5,100      24.35-27.90          25.40
Exercised                                   (2,879)     11.85-16.86          12.28
Forfeited                                     (220)     27.36-28.89          28.74
                                          -----------------------------------------------------
Balance, September 30, 2006                431,317    $11.85-$32.14   $      22.57   $    1,811
                                          =====================================================
Options exercisable, September 30, 2006    405,864                                   $    1,805
                                          =====================================================

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $44 thousand and $541 thousand, respectively.

The following table summarizes information about stock options granted to employees outstanding at September 30, 2006.

                         Shares               Remaining                 Shares
Exercise Price        Outstanding          Contractual Life          Exercisable
--------------------------------------------------------------------------------
    <$12.00                65,547          0.87 years                     65,547
 12.01 - 16.05             16,677          4.29                           16,142
 16.06 - 19.20            119,810          3.24                          119,615
 19.21 - 26.00              6,641          8.35                            1,762
 26.01 - 28.90            206,662          7.12                          189,826
 28.91 - 32.14             15,980          7.72                           12,972
--------------------------------------------------------------------------------
    22.57*                431,317          5.03 years                    405,864
================================================================================

     *  Weighted average exercise price

     The Corporation also has non-qualified stock option plans for non-employee directors. Changes in options outstanding during the nine months ended September 30, 2006 were as follows:

                                            Number        Exercise         Weighted       Aggregate
                                              Of            Price           Average       Intrinsic
(Dollars in thousands except share data)    Shares        Per Share      Exercise Price     Value
----------------------------------------------------------------------------------------------------
Balance, December 31, 2005                  197,730     $15.68-$28.89            $22.91
Exercised                                   (8,177)       15.68-17.53             17.12
                                          ----------------------------------------------------------
Balance, September 30, 2006                 189,553     $15.68-$28.89            $23.16        $687
                                          ==========================================================
Options exercisable, September 30, 2006     189,553                                            $687
                                          ==========================================================

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $72 thousand and $917 thousand, respectively.

The following summarizes information about stock options granted to non-employee directors outstanding at September 30, 2006.

                          Shares                Remaining               Shares
Exercise Price         Outstanding           Contractual Life        Exercisable
--------------------------------------------------------------------------------
    <$16.05                   28,750        4.44 years                   28,750
 16.06 - 20.00                61,804        1.71                         61,804
 20.01 - 28.89                98,999        7.28                         98,999
--------------------------------------------------------------------------------
    $23.16*                  189,553        5.03 years                  189,553
================================================================================

* Weighted average exercise price

The per share weighted-average fair value of stock options granted during the first nine months of 2006 and 2005 for all plans was $7.91 and $9.50, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                                2006           2005
                                             ----------      ---------
         Dividend yield                          2.08%          1.68%
         Expected volatility                       34%            38%
         Expected life                         5 years        5 years
         Risk-free interest rate                 4.83%          3.79%

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

                                                       Three Months Ended         Nine Months Ended
                                                          September 30,             September 30,
(In Thousands, except per share data)                   2006         2005         2006         2005
                                                     ----------   ----------   ----------   ----------

Net Income to Common Shareholders                    $    1,391   $    3,215   $    7,332   $   10,136

Basic Weighted-Average Common Shares Outstanding      8,260,047    8,300,574    8,269,966    8,286,714
Plus:  Common Stock Equivalents                         113,393      117,007      109,298      118,481
                                                     ----------   ----------   ----------   ----------
Diluted Weighted-Average Common Shares Outstanding    8,373,440    8,417,581    8,379,264    8,405,195
Net Income Per Common Share
Basic                                                $     0.17   $     0.39   $     0.89   $     1.22
Diluted                                                    0.17         0.38         0.88         1.21

Options to purchase 318,941 shares of common stock at a weighted average price of $28.89 per share were outstanding and were not included in the computation of diluted earnings per share in the third quarter of 2006 because the option price was greater than the average market price. Options to purchase 318,641 shares of common stock at a weighted average price of $28.89 per share were outstanding and were not included in the year-to-date 2006 computation of diluted earnings per share because the option price was greater than the average market price. Options to purchase 327,774 shares of common stock at a weighted average price of $28.93 per share were outstanding and were not included in the computation of diluted earnings per share in the third quarter of 2005 because the option price was greater than the average market price. Options to purchase 326,774 shares of common stock at a weighted average price of $28.94 per share were outstanding and were not included in the year-to-date 2005 computation of diluted earnings per share because the option price was greater than the average market price.

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the nine months ended September 30, 2006 and 2005 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses. Total comprehensive income for the nine months ended September 30, 2006 and 2005 was $8.5 million and $6.6 million, respectively.

Reclassification: Certain reclassifications have been made in the prior periods' financial statements in order to conform to the 2006 presentation.

2.  LOANS

Loans outstanding as of September 30, consisted of the following:

(In thousands)                  2006       2005
                              --------   --------
Loans secured by 1-4 family   $552,079   $500,875
Commercial real estate         222,209    187,210
Construction loans              42,224     30,653
Commercial loans                34,941     24,660
Consumer loans                   8,265      6,134
Other loans                      1,621      2,520
                              --------   --------
   Total loans                $861,339   $752,052
                              ========   ========

Non-performing assets, which are loans past due in excess of 90 days and still accruing and non-accrual loans, totaled $615 thousand at September 30, 2006 and $532 thousand at September 30, 2005. Loans past due in excess of 90 days and still accruing are in the process of collection and are considered well secured.

3.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $30.4 million and $32.1 million at September 30, 2006 and 2005, respectively, with a weighted average interest rate of 3.60 percent and 3.48 percent, respectively. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $256.7 million at September 30, 2006. Advances totaling $23.0 million at September 30, 2006, have fixed maturity dates, while advances totaling $7.4 million were amortizing advances with monthly payments of principal and interest. Included in the total are advances of $6.0 million that will mature in the next three months.

There were no other short-term borrowings from the FHLB at September 30, 2006; however, other borrowings with an average maturity of 90 days or less, were $45.0 million at September 30, 2005. The weighted average interest rate for these borrowings for the nine months ended September 30, 2006 and 2005 was 4.99 percent and 3.52 percent, respectively.

Included in other borrowings are overnight borrowings totaling $44.5 million at September 30, 2006 as compared to no overnight borrowings at September 30, 2005. For the nine months ended, September 30, 2006 and 2005, overnight borrowings at FHLB averaged $28.6 million with a weighted average interest rate of 5.03 percent and $26.4 million with a weighted average interest rate of 3.09 percent, respectively.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2006                             $  50,500
2007                                 4,000
2008                                   992
2009                                 2,000
2010                                13,568
Over 5 years                         3,844
                                 ---------
   Total                         $  74,904
                                 =========

4.  BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees.

The net periodic expense for the three and nine months ended September 30, 2006 and 2005 included the following components:

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
(In thousands)                         2006       2005        2006       2005
                                      -------    -------    -------    -------
Service cost                          $   417    $   351    $ 1,252    $ 1,053
Interest cost                             164        146        494        439
Expected return on plan assets           (224)      (133)      (673)      (400)
Amortization of:
  Net loss                                 19         16         56         50
  Unrecognized prior service cost          --          1         --          1
  Unrecognized remaining net assets        (2)        (2)        (5)        (5)
                                      -------    -------    -------    -------
Net periodic benefit cost             $   374    $   379    $ 1,124    $ 1,138
                                      =======    =======    =======    =======

As previously disclosed in the financial statements for the year ended December 31, 2005, the Corporation expects to contribute $1.1 million to its pension plan in 2006. As of September 30, 2006, contributions of $855 thousand had been made for the current year.

Item 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL: The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's view of future interest income and net loans, management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

   o The ability of management to effectively execute its balance sheet restructuring initiative
   o  Unanticipated changes or no change in interest rates.
   o Competitive pressure in the banking industry causes unanticipated adverse changes.
   o An unexpected decline in the economy of New Jersey causes customers to default in the payment of their loans or causes loans to become impaired.
   o  Enforcement of the Highlands Water Protection and Planning Act.
   o  Loss of key managers or employees.
   o  Loss of major customers or failure to develop new customers.
   o  A decrease in loan quality and loan origination volume.
   o  An increase in non-performing loans.
   o  A decline in the rate of increase in trust assets or deposits.

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

EXECUTIVE SUMMARY: The Corporation's net income for the third quarters of 2006 and 2005 was $1.4 million and $3.2 million, respectively, a decline of $1.8 million, or 56.7 percent. Earnings per share were $0.17 per diluted share in the third quarter of 2006 as compared to $0.38 per diluted share for the third quarter of 2005. Excluding the $1.1 million after-tax net loss on securities sold as the result of a balance sheet restructuring completed in the third quarter, the Corporation would have reported net income of $2.5 million, or $0.30 per diluted share. The Corporation considers the securities loss as a result of the balance sheet restructuring initiative in 2006 to be an unusual transaction and comparing net income without considering securities losses and gains provides a better analysis of net income trends.

For the nine months ended September 30, 2006 and 2005, the Corporation reported earnings per diluted share of $0.88 and $1.21, respectively. Net income for the nine months ended September 30, 2006 was $7.3 million as compared to $10.1 million for the same period of 2005. In addition to the impact of the restructuring initiative, the primary factor contributing to the decline in net income in 2006 is the compression of the net interest margin, which is explained below.

The balance sheet restructuring involved the sale of $61.6 million of available-for-sale securities, which were yielding 4.14 percent. The majority of the proceeds was used to reduce high cost, short-term borrowings and approximately $20.0 million was used to purchase floating rate securities. As a result of these actions, the Corporation expects its net interest margin to improve by approximately 25 basis points in future quarters, improve future net interest income, reduce wholesale funding and decrease its overall interest rate risk. The net realized losses on the sale of the securities resulting from the restructuring were previously reflected as net unrealized securities losses within accumulated other comprehensive loss in the shareholders' equity section of the balance sheet. Accordingly, total shareholders' equity did not change as a result of these actions.

Annualized return on average assets for the quarter was 0.42 percent and annualized return on average equity was 5.51 percent for the third quarter of 2006. Annualized return on average assets was 0.75 percent and annualized return on average equity was 9.77 percent for the nine months ended September 30, 2006.

On a fully tax-equivalent basis, net interest income was $8.1 million in the third quarter of 2006, a decline of $887 thousand or 9.8 percent from the same quarter last year and the net interest margin was 2.59 percent for the third quarter as compared to 3.18 percent for the third quarter of 2005 and 2.73 percent in the second quarter of 2006. For the nine months ended September 30, 2006, net interest income, on a fully tax-equivalent basis, was $25.5 million as compared to $27.5 million for the same period in 2005, a decline of $2.0 million or 7.4 percent. For the nine months ended September 30, 2006 and 2005, the net interest margin was 2.75 percent and 3.36 percent, respectively.

Average loans increased $128.6 million or 17.7 percent from $727.5 million for the third quarter of 2005 to $856.1 million for the third quarter of 2006. The Corporation continues to strive to change the total loan mix toward higher yielding commercial and construction loans. As a result of this strategy, the average commercial loan portfolio grew $49.1 million or 49.7 percent. The average mortgage loan portfolio grew by $66.2 million or 11.2 percent. A majority of the mortgage loan growth was in adjustable-rate residential mortgage loans. Loan rates rose 44 basis points from the third quarter of 2005 to 6.10 percent for the same quarter of 2006. Longer-term loan rates have not risen as quickly as shorter-term deposit rates from the third quarter 2005 to the third quarter 2006 as the yield curve became inverted.

In the third quarter of 2006, average deposits grew $86.6 million or 8.7 percent over the levels of the third quarter of 2005, to $1.08 billion. Deposit gathering remains highly competitive and short-term market rates continue to rise as is reflected in the rates paid on interest-bearing deposits. In the third quarter of 2006, rates paid for interest-bearing deposits were 3.55 percent as compared to 2.26 percent for the third quarter of 2005, an increase of 129 basis points or 57.1 percent.

EARNINGS ANALYSIS

NET INTEREST INCOME: For the third quarter of 2006, net interest income, on a tax-equivalent basis and before the provision for loan losses, was $8.1 million as compared to $9.0 million for the same quarter of 2005, a decline of $887 thousand or 9.8 percent. Net interest income and net interest margin continues to be negatively affected by the continued increase in short-term rates reflecting the economic policy decisions of the Federal Reserve Board and by the inverted yield curve. On a fully tax-equivalent basis, the net interest margin was 2.59 percent and 3.18 percent in the third quarter of 2006 and 2005, respectively, a decrease of 59 basis points. Net interest income for the third quarter of 2006, when compared to the second quarter of 2006, declined $323 thousand, or 3.8 percent, from $8.5 million on a tax-equivalent basis. The net interest margin, on a fully tax equivalent basis, declined from 2.73 percent in the second quarter of 2006, to 2.59 percent in the third quarter of 2006, a 14 basis point decrease. Interest rates paid on deposits and borrowings continue to grow at a faster pace than interest rates earned on assets such as loans and deposits, which caused net interest income to be negatively affected despite strong loan and deposit growth for the quarter.

Average interest-earning assets for the third quarter of 2006, were $1.26 billion, an increase of $124.0 million or 10.9 percent as compared to $1.13 billion for the third quarter of 2005. From the third quarter of 2005, average loan balances increased $128.6 million, or 17.7 percent, to $856.1 million in the third quarter of 2006. Average investment securities declined $5.0 million, or 1.2 percent, in the third quarter of 2006 compared to the same quarter of 2005. The increase in loan balances during the third quarter of 2006 was the result of growth in residential real estate, commercial mortgage, commercial and installment loans. The majority of the increase of residential real estate loans was due to the purchase of adjustable rate loans from a third-party mortgage entity. All of the loans purchased are secured by properties located in the State of New Jersey and many are within the Bank's market area.

Average interest-bearing liabilities totaled $1.04 billion for the third quarter of 2006, an increase of $116.7 million, or 12.7 percent, over the average for the third quarter of 2005 of $919.4 million. The largest categories of growth were in money market accounts and certificates of deposit, which paid the highest rates. For the third quarter of 2006, money market accounts averaged $327.4 million, an increase of $77.0 million or 30.7 percent over the same period in 2005. Average certificates of deposit for the third quarter of 2006 were $365.6 million as compared to $277.7 million for the third quarter of 2005, an increase of $87.9 million or 31.6 percent. The Bank's escrow checking product declined $46.6 million or 75.3 percent, as a result of the Bank's decision to reduce the rate paid on municipality escrow accounts, which required above-market interest rates. Average short-term and overnight borrowings increased $35.3 million during the third quarter of 2006 as compared to the same quarter in 2005 to supplement the funding of loan originations.

On a tax-equivalent basis, average interest rates earned on interest-earning assets rose 54 basis points to 5.66 percent for the third quarter of 2006 from
5.12 percent for the third quarter of 2005. In the third quarter of 2006, average interest rates earned on loans rose 44 basis points to 6.10 percent from
5.66 percent for the same period in 2005. Average interest rates earned on investment securities were 4.74 percent for the third quarter of 2006 as compared to 4.18 percent in the third quarter of 2005, an increase of 56 basis points.

The average interest rate paid on interest-bearing liabilities in the third quarter of 2006 was 3.73 percent as compared to 2.39 percent in the same quarter of 2005, a 134 basis point increase. Average rates paid on money market accounts increased 171 basis points to 4.09 percent for the third quarter of 2006, due, in large part, to the growth in the adjustable-rate Fed Tracker Money Market, which is tied to the Federal Funds rate, and the High-Yield Money Market. Since its inception in the fourth quarter of last year, the High-Yield Money Market account has grown to $94.1 million and paid on average 4.36 percent in the third quarter of 2006. Certificates of deposit paid an average rate of 4.64 percent in the third quarter of 2006 as compared to 3.32 percent in the same quarter of 2005, an increase of 132 basis points. The average rates paid on borrowings also increased from 3.59 percent in the third quarter of 2005 to 5.04 percent in the third quarter of 2006.

Net interest income for the nine months ended September 30, 2006, on a tax-equivalent basis, before the provision for loan losses, was $25.5 million compared to $27.5 million for the same period of 2005, a decline of $2.0 million or 7.4 percent. The decline in net interest income was primarily the result of higher deposit and borrowing balances, higher rates paid on liabilities and lower investment volume offset in part by higher loan volume and higher rates earned on investments and loans. Rates on liabilities continue to rise at a faster pace than rates on assets, which negatively affected net interest income and net interest margin. The net interest margin on a fully tax-equivalent basis was 2.75 percent in the first nine months of 2006, a decrease of 61 basis points as compared to 3.36 percent for the same nine months of 2005.

Average interest-earning assets were $1.23 billion for the nine months ended September 30, 2006 as compared to $1.09 billion for the same period in 2005, an increase of $142.2 million, or 13.0 percent. For the first nine months of 2006, average loan balances were $813.7 million, an increase of $156.5 million or 23.8 percent over the average of $657.3 million for the nine months ended September 30, 2005. Average investment securities declined $15.4 million, or 3.6 percent, to $417.1 million as the average balance sheet begins to show the effects of the balance sheet restructuring undertaken by the Corporation where $61.6 million of available-for-sale securities were sold. In addition to increased deposit and borrowing balances, maturities and calls of investments were used to fund loan growth. As noted above, most of the increase in loan balances was the result of growth in residential real estate, commercial mortgage and commercial loans.

For the nine months ended September 30, 2006, average interest-bearing liabilities increased $130.8 million or 14.9 percent, to $1.01 billion from $879.4 million in the same period in 2005. Average balances of certificates of deposits were $344.6 million for the first nine months of 2006, an increase of $81.5 million or 31.0 percent over the average balances of $263.1 million during the same nine months of 2005. Average balances of money market accounts were $304.1 million for the first nine months of 2006, an increase of $66.6 million or 28.0 percent over the average balances of $237.5 million for the same period in 2005. Average interest-bearing checking deposits for the nine months ended September 30, 2006 declined $60.9 million or 30.4 percent from the same period in 2005, while average savings deposits for the nine months ended September 30, 2006 declined $18.0 million or 17.6 percent from the same period in 2005. The Fed Tracker Money Market and Fed Flyer CD products experienced the greatest growth in the first nine months of 2006 as compared to the same period of 2005. In addition, the Bank's High Yield Money Market product has also been well received by customers. For the nine months ended September 30, 2006, overnight borrowings averaged $28.6 million as compared to $26.4 million for the same period of 2005, increasing $2.2 million or 8.3 percent. Short-term borrowings averaged $78.0 million for the first nine months of 2006 and were used to fund loan growth. Average non-interest-bearing demand deposits totaled $179.7 million and $172.0 million for the nine months ended September 30, 2006 and 2005, respectively, an increase of $7.7 million or 4.4 percent.

On a tax-equivalent basis, average interest rates earned on interest-earning assets rose 47 basis points to 5.48 percent for the nine months ended September 20, 2006 from 5.01 percent for the same period of 2005. Average interest rates earned on loans rose 33 basis points during this same time to 5.94 percent in 2006 from 5.61 percent in 2005, despite an inverted yield curve and competitive pressure. For the nine months ended September 30, 2006, the average interest rates earned on investment securities increased to 4.59 percent, rising 47 basis points from 4.12 percent in the same period in 2005.

The average interest rate paid on interest-bearing liabilities in the first nine months of 2006 and 2005 was 3.34 percent and 2.06 percent, respectively, a 128 basis point increase. The average rate paid on certificates of deposit in the nine months ended September 30, 2006 rose 131 basis points to 4.27 percent while average rates paid on money market accounts increased 166 basis points to 3.62 percent when compared to 1.96 percent for the same period in 2005. Average rates paid on checking deposits declined 49 basis points to 0.71 percent as compared to 1.20 percent for the nine months ended September 30, 2006 and 2005, respectively, due to the decline in the Bank's escrow checking balances as a result of the Bank's decision to reduce the rate paid on municipality escrow accounts.

For the nine months ended September 30, 2006, the average rate paid on borrowings was 4.68 percent as compared to 3.35 percent for the same period in 2005, an increase of 133 basis points. As a result of rising short-term interest rates, average short-term borrowing rates increased from 3.52 percent for the first nine months of 2005 to 4.99 percent in the same nine months of 2006, while average overnight borrowing rates increased 194 basis points to 5.03 percent in the nine months ended September 30, 2006. The cost of funds increased to 2.83 percent for the first nine months of 2006 as compared to 1.72 percent for the same period in 2005. Despite strong loan and deposit growth, net interest income continues to be negatively affected by the narrow gap between short and long term interest rates and the inverted yield curve.

The following tables reflect the components of net interest income for the three and nine months ended September 30, 2006 and 2005:

                                                     Average Balance Sheet
                                                           Unaudited
                                                         Quarters Ended
                                          (Tax-Equivalent Basis, Dollars in Thousands)

                                                    September 30, 2006                         September 30, 2005
                                                    ------------------                         ------------------
                                           Average       Income/                      Average        Income/
                                           Balance       Expense         Yield        Balance        Expense          Yield
                                           -------       -------         -----        -------        -------          -----
ASSETS:

Interest-earnings assets:
   Investments:
     Taxable (1)                        $   346,130    $     4,009           4.63%  $   350,342    $     3,567            4.07%
     Tax-exempt (1) (2)                      51,543            699           5.42        52,334            638            4.88
   Loans (2) (3)                            856,142         13,046           6.10       727,517         10,291            5.66
   Federal funds sold                         2,298             30           5.25         2,670             23            3.40
   Interest-earning deposits                  1,724             21           5.04         1,014              8            3.18
                                        -----------    -----------    -----------   -----------    -----------     -----------
   Total interest-earning assets          1,257,837    $    17,805           5.66%    1,133,877    $    14,527            5.12%
                                        -----------    -----------    -----------   -----------    -----------     -----------
Noninterest -earning assets:
   Cash and due from banks                   22,414                                      21,171
   Allowance for loan losses                 (6,515)                                     (6,367)
   Premises and equipment                    23,527                                      21,606
   Other assets                              22,204                                      24,697
                                        -----------                                 -----------
   Total noninterest-earning assets          61,630                                      61,107
                                        -----------                                 -----------
Total assets                            $ 1,319,467                                 $ 1,194,984
                                        ===========                                 ===========

LIABILITIES:

Interest-bearing deposits:
   Checking                             $   133,207    $       307           0.92%  $   196,156    $       674            1.37%
   Money markets                            327,374          3,348           4.09       250,414          1,487            2.38
   Savings                                   79,881            139           0.70        98,657            172            0.70
   Certificates of deposit                  365,602          4,239           4.64       277,733          2,307            3.32
                                        -----------    -----------    -----------   -----------    -----------     -----------
     Total interest-bearing deposits        906,064          8,033           3.55       822,960          4,640            2.26
   Borrowings                               129,966          1,636           5.04        96,398            864            3.59
                                        -----------    -----------    -----------   -----------    -----------     -----------
   Total interest-bearing liabilities     1,036,030          9,669           3.73       919,358          5,504            2.39
                                        -----------    -----------    -----------   -----------    -----------     -----------
Noninterest bearing liabilities
   Demand deposits                          175,892                                     172,421
   Accrued expenses and
     other liabilities                        6,543                                       4,287
                                        -----------                                 -----------
   Total noninterest-bearing
     liabilities                            182,435                                     176,708
Shareholders' equity                        101,002                                      98,918
                                        -----------                                 -----------
   Total liabilities and
     shareholders' equity               $ 1,319,467                                 $ 1,194,984
                                        ===========                                 ===========
   Net Interest income
     (tax-equivalent basis)                                  8,136                                       9,023
     Net interest spread                                                     1.93%                                        2.73%
                                                                      ===========                                  ===========
     Net interest margin (4)                                                 2.59%                                        3.18%
                                                                      ===========                                  ===========
Tax equivalent adjustment                                     (281)                                       (261)
                                                       -----------                                 -----------
Net interest income                                    $     7,855                                 $     8,762
                                                       ===========                                 ===========


                                                     Average Balance Sheet
                                                           Unaudited
                                                          Year-to-Date
                                          (Tax-Equivalent Basis, Dollars in Thousands)


                                                    September 30, 2006                         September 30, 2005
                                                    ------------------                         ------------------
                                           Average       Income/                      Average        Income/
                                           Balance       Expense         Yield        Balance        Expense          Yield
                                           -------       -------         -----        -------        -------          -----
ASSETS:

Interest-earnings assets:
   Investments:
     Taxable (1)                        $   363,609    $    12,224           4.48%   $   379,263    $    11,461           4.03%
     Tax-exempt (1) (2)                      53,530          2,140           5.33         53,321          1,898           4.75
   Loans (2) (3)                            813,736         36,265           5.94        657,264         27,673           5.61
   Federal funds sold                         2,823            102           4.84          2,057             46           2.97
   Interest-earning deposits                  1,195             42           4.74            806             17           2.87
                                        -----------    -----------    -----------    -----------    -----------    -----------
   Total interest-earning assets          1,234,893    $    50,773           5.48%     1,092,711    $    41,095           5.01%
                                        -----------    -----------    -----------    -----------    -----------    -----------
Noninterest -earning assets:
   Cash and due from banks                   22,276                                       21,260
   Allowance for loan losses                 (6,477)                                      (6,188)
   Premises and equipment                    22,832                                       20,984
   Other assets                              22,045                                       24,534
                                        -----------                                  -----------
   Total noninterest-earning assets          60,676                                       60,590
                                        -----------                                  -----------
Total assets                            $ 1,295,569                                  $ 1,153,301
                                        ===========                                  ===========

LIABILITIES:

Interest-bearing deposits:
   Checking                             $   139,801    $       743           0.71%   $   200,727    $     1,811           1.20%
   Money markets                            304,092          8,252           3.62        237,516          3,501           1.96
   Savings                                   84,120            435           0.69        102,077            530           0.69
   Certificates of deposit                  344,561         11,028           4.27        263,072          5,835           2.96
                                        -----------    -----------    -----------    -----------    -----------    -----------
     Total interest-bearing deposits        872,574         20,458           3.13        803,392         11,677           1.94
   Borrowings                               137,606          4,834           4.68         76,013          1,912           3.35
                                        -----------    -----------    -----------    -----------    -----------    -----------
   Total interest-bearing liabilities     1,010,180         25,292           3.34        879,405         13,589           2.06
                                        -----------    -----------    -----------    -----------    -----------    -----------
Noninterest bearing liabilities
   Demand deposits                          179,684                                      172,033
   Accrued expenses and
     other liabilities                        5,677                                        4,806
                                        -----------                                  -----------
   Total noninterest-bearing
     liabilities                            185,361                                      176,839
Shareholders' equity                        100,028                                       97,057
                                        -----------                                  -----------
   Total liabilities and
     shareholders' equity               $ 1,295,569                                  $ 1,153,301
                                        ===========                                  ===========
   Net Interest income
     (tax-equivalent basis)                                 25,481                                       27,506
     Net interest spread                                                     2.14%                                        2.95%
                                                                      ===========                                  ===========
     Net interest margin (4)                                                 2.75%                                        3.36%
                                                                      ===========                                  ===========
Tax equivalent adjustment                                     (873)                                        (771)
                                                       -----------                                  -----------
Net interest income                                    $    24,608                                  $    26,735
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

OTHER INCOME: Other income for the third quarter of 2006 was $915 thousand as compared to $2.94 million in the third quarter of 2005, a decline of $2.02 million or 68.9 percent. The decline was primarily a result of the loss on the sale of securities of $1.8 million in connection with the Corporation's balance sheet restructuring. PGB Trust and Investments, the Bank's trust division, generated $1.87 million in fee income in the third quarter of 2006, a decrease of $23 thousand or 1.2 percent over the same quarter of 2005. Non-recurring trust fee income recorded during the third quarter of 2006 was $115 thousand as compared to $188 thousand recorded in the year ago period. The market value of trust assets under management was over $1.8 billion at September 30, 2006, an increase of $92.1 million or 5.4 percent over the market value at September 30, 2005. Excluding trust fee income and securities gains and losses, the Corporation recorded $880 thousand in all other non-interest income for the third quarter of 2006, an increase of $52 thousand or 6.3 percent from the third quarter of 2005, primarily due to higher service charges and fees collected.

For the nine months ended September 30, 2006, other income declined $1.8 million, or 19.9 percent, to $7.1 million as compared to $8.9 million for the same nine months of 2005 as a result of the Corporation's balance sheet restructuring. PGB Trust and Investments recorded 2006 year-to-date income of $6.2 million as compared to $5.8 million for the same period of 2005, an increase of $380 thousand or 6.5 percent. The Corporation recorded service charges and fees of $1.5 million and $1.4 million in the first nine months of 2006 and 2005, respectively, an increase of $62 thousand or 4.4 percent.

Excluding the loss on sale of securities realized in the third quarter of 2006 as part of the balance sheet restructuring initiative and $216 thousand of securities gains recorded in the third quarter of 2005, other income increased $29 thousand during the quarter. Other income, excluding securities losses in 2006 and gains in 2005, rose $574 thousand or 6.9 percent for the nine months ended September 30, 2006 as compared to the same nine months in 2005. The Corporation considers the securities loss as a result of the balance sheet restructuring initiative in 2006 to be an unusual transaction and comparing other income without considering securities losses and gains provides a better analysis of other income trends.

The following table presents the components of other income for the three and nine months ended September 30, 2006 and 2005:

                               Three Months Ended       Nine Months Ended
                                  September 30,           September 30,
(In thousands)                 2006         2005        2006         2005
                            ---------    ---------   ---------    ---------
Trust department income     $   1,872    $   1,895   $   6,195    $   5,815
Service charges and fees          503          466       1,463        1,401
Bank owned life insurance         210          201         622          599
Other non-interest income          81           73         319          224
Safe deposit rental fees           61           64         178          179
Fees for other services            25           24          96           81
Securities (losses)/gains      (1,837)         216      (1,781)         551
                            ---------    ---------   ---------    ---------
     Total other income     $     915    $   2,939   $   7,092    $   8,850
                            =========    =========   =========    =========

OTHER EXPENSES: Other expenses recorded in the third quarter of 2006 of $7.3 million were $410 thousand or 6.0 percent higher than the $6.9 million recorded in the third quarter of 2005. Salaries and benefits, the Corporation's largest non-interest expense was $3.9 million for the third quarter of 2006 as compared to $3. 8 million for the third quarter of 2005, an increase of $133 thousand or
3.5 percent. In the past year, the Bank has added new lenders who have contributed to the growth in the commercial and construction loan portfolios. In addition, normal salary increases, branch expansion, higher group health insurance and pension plan costs were partially offset by lower profit sharing plan and bonus accruals.

Premises and equipment expense recorded in the third quarter of 2006 was $1.8 million as compared to $1.7 million recorded in the same period in 2005, an increase of $97 thousand or 5.7 percent. Advertising expense declined $16 thousand or 9.0 percent to $162 thousand in the third quarter of 2006 when compared to the same period in 2005.

For the nine months ended September 30, 2006, other expenses totaled $21.7 million as compared to $20.5 million for the same period in 2005, an increase of $1.3 million or 6.2 percent. During the nine months of 2006, salaries and benefits expense rose to $11.7 million from $11.2 million during the first nine months of 2005, an increase of $508 thousand or 4.5 percent. For the same period in 2006, the Corporation recorded $5.2 million in premises and equipment expense, a $287 thousand, or 5.8 percent, increase over the $4.9 million recorded for the nine months ended September 30, 2005.

While the Corporation strives to control costs, new branches are vital to our future growth and profitability. Deposit and loan growth continues as we add new markets and expand our staff to include professional commercial lenders. The Corporation continues to try to operate in an efficient manner.

Excluding salaries and benefits and premises and equipment expenses, all other expense categories in total increased to $4.8 million from $4.3 million, an increase of $464 thousand, or 10.7 percent. For the nine months ended September 30, 2006, professional services increased $201 thousand, or 56.0 percent, due to increased audit and legal fees. Postage increased from $212 thousand for the nine months ended September 30, 2005 to $261 thousand for the same period in 2006, a $49 thousand or 23.1 percent increase, due to the increase in postal rates at the beginning of 2006 and increases in statement volume due to new customers. Rebated foreign ATM fees were $140 thousand and $104 thousand for the nine months ended September 30, 2006 and 2005, respectively, rising $36 thousand or 34.6 percent as the Bank continues to offer customers the opportunity to use other banks' ATMs without charge, up to four transactions per month.

The following table presents the components of other expense for the three and nine months ended September 30, 2006 and 2005:

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
(In thousands)                      2006        2005        2006        2005
                                 ---------   ---------   ---------   ---------
Salaries and employee benefits   $   3,908   $   3,775   $  11,700   $  11,192
Premises and equipment               1,792       1,695       5,211       4,924
Advertising                            162         178         572         670
Professional fees                      200         116         560         359
Trust department expense               113          99         351         308
Stationery and supplies                102         128         325         426
Telephone                              103          88         300         280
Postage                                 93          74         261         212
Other expense                          798         708       2,435       2,085
                                 ---------   ---------   ---------   ---------
     Total other expense         $   7,271   $   6,861   $  21,715   $  20,456
                                 =========   =========   =========   =========

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $615 thousand and $532 thousand at September 30, 2006 and 2005 respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and are considered well secured.

Non-performing loans declined $3.3 million at September 30, 2006 as compared to the level at June 30, 2006. This decline was primarily the result of one commercial loan in the amount of $3.6 million, which returned to a performing status during the third quarter of 2006.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                            September 30,
(In thousands)                                             2006       2005
                                                         -------    -------
Loans past due in excess of 90 days and still accruing   $   550    $   192
Non-accrual loans                                             65        340
                                                         -------    -------
     Total non-performing assets                         $   615    $   532
                                                         =======    =======

Non-performing loans as a % of total loans                  0.07%      0.07%
Non-performing assets as a % of total loans plus other
   real estate owned                                        0.07%      0.07%
Allowance as a % of total loans                             0.77%      0.87%

PROVISION FOR LOAN LOSSES: The provision for loan losses was $64 thousand for the third quarter of 2006 as compared to $150 thousand for the same quarter in 2005. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management's evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. For the nine months ended September 30, 2006, the provision for loan losses was $264 thousand as compared to $478 thousand for the same period last year.

For the third quarter of 2006, there were net charge-offs of $10 thousand as compared to net charge-offs of $2 thousand during the third quarter of 2005. Net charge-offs for the nine months ended September 30, 2006 were $13 thousand as compared to net recoveries of $10 thousand for the nine months ended September 30, 2005.

A summary of the allowance for loan losses for the nine-month periods ended September 30, 2006 and 2005 follows:

(In thousands)                                2006         2005
                                           ---------    ---------
Balance, January 1,                        $   6,378    $   6,026
Provision charged to expense                     264          478
Charge-offs                                      (15)          (3)
Recoveries                                         2           13
                                           ---------    ---------
Balance, September 30,                     $   6,629    $   6,514
                                           =========    =========

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 3.1 percent and 31.4 percent for the three months ended September 30, 2006 and 2005 respectively. On a year-to-date basis, income tax expense as a percentage of pre-tax income was 24.6 percent in 2006 and 30.8 percent in 2005. Pre-tax income declined from $14.7 million for the first nine months of 2005 to $9.7 million for the same period in 2006, in part due to the loss on sale of available-for-sale securities of $1.8 million. The effective tax rate decline in 2006 was primarily due to the recognition of a state tax net operating loss benefit recorded at the Bank subsidiary of $414 thousand in the third quarter and $658 thousand for the nine months ended September 30, 2006.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At September 30, 2006, total shareholders' equity, including net unrealized losses on securities available for sale, was $103.5 million, representing an increase in total shareholders' equity from what was recorded at December 31, 2005, of $4.3 million or 4.4 percent. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative preferred stock, less goodwill and certain other intangibles. The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At September 30, 2006, the Corporation's Tier 1 Capital and Total Capital ratios were 15.63 percent and 16.62 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at September 30, 2006, was 8.08 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $26.6 million at September 30, 2006. In addition, the Corporation has $276.3 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below. Book value as of September 30, 2006, of investment securities and securities available for sale maturing within one year amounted to $17.6 million and $12.6 million, respectively.

The primary source of funds available to meet liquidity needs is the Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of September 30, 2006, core deposits equaled $952.9 million.

Another source of liquidity is borrowing capacity. The Corporation has a variety of sources of short-term liquidity available, including federal funds purchased from correspondent banks, short-term and long-term borrowings from the Federal Home Loan Bank of New York, access to the Federal Reserve Bank discount window and loan participations of sales of loans. The Corporation also generates liquidity from the regular principal payments made on its mortgage-backed securities and loan portfolios.

RECENT ACCOUNTING PRONOUNCEMENTS: In February 2006, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." Statement 155 allows an entity to re-measure and fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value would be recognized in earnings. Statement 155 is effective for financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Corporation does not expect the adoption of Statement No. 155 to have a material impact on its consolidated financial statements.

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

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Corporation plans to adopt FIN 48 on January 1, 2007. The Corporation does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

FASB issued FASB Statement No. 157, "Fair Value Measurements," in September 2006. Statement 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. Statement 157 only applies to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. Statement 157 is effective for fair-value measures already required or permitted by other standards for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early application is permissible only if no annual or interim financial statements have been issued for the earlier periods. The Corporation does not expect Statement 157 to have a material effect on its consolidated financial statements at this time.

In September 2006, FASB issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans as of December 31, 2006 for calendar-year public companies. Statement 158 will also require fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The new measurement-date requirement will not be effective until fiscal years ending after December 15, 2008. Statement 158 amends Statements 87, 88, 106 and 132R, but retains most of their measurement and disclosure guidance and will not change the amounts recognized in the income statement as net periodic benefit cost. The Corporation is evaluating the effect of Statement 158 on its consolidated financial statements.

The Emerging Issues Task Force (EITF) approved a Consensus, EITF 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," in September 2006 which would require that the deferred-compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits would be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. The FASB staff will provide guidance on determining the substance of the benefit arrangements that will be included in the final Consensus. The Corporation has 29 split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Corporation owns and controls these policies, an endorsement split-dollar arrangement, and splits the insurance policy's death benefit with the employee.

As ratified, EITF 06-4 will be effective for fiscal years beginning after December 15, 2007. Early adoption will be permitted as of the beginning of an entity's fiscal year. Entities adopting EITF 06-4 would choose between retrospective application to all prior periods or treating the application of the Consensus as a cumulative-effect adjustment to beginning retained earnings or to other components of equity or net assets in the statement of financial position. At the time the FASB staff provides final guidance on determining the substance of the benefit provided our employees, the Compensation Committee of the Corporation will decide on whether to amend, discontinue or maintain the benefit in its current form. The Corporation will disclose this decision in the accounting period in which it receives final guidance.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Corporation quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective as of the end of the Corporation's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Corporation is currently evaluating the impact of adopting SAB 108 on its consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2006).

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

                           PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes in the Corporation's risk factors during the nine months ended September 30, 2006 from the risk factors disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds


                           Issuer Purchases of Equity Securities

                                                    Total Number of
                                                        Shares           Maximum Number
                           Total                     Purchased as      Of Shares That May
                         Number of      Average    Part of Publicly     Yet be Purchased
                           Shares     Price Paid    Announced Plans    Under the Plans or
       Period            Purchased    Per Share       Or Programs           Programs
----------------------   ---------   -----------   -----------------   ------------------

July 1-31, 2006                 --   $        --                  --              89,100
August 1-31, 2006               --            --                  --              89,100
September 1-30, 2006            --            --                  --              89,100
                         ---------   -----------   -----------------
   Total                        --   $        --                  --
                         =========   ===========   =================

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


                            PEAPACK-GLADSTONE FINANCIAL CORPORATION
                            (Registrant)


DATE:  November 7, 2006     By: /s/ Frank A. Kissel
                            ----------------------------------------------------
                            Frank A. Kissel
                            Chairman of the Board and Chief Executive Officer


DATE:  November 7, 2006     By: /s/ Arthur F. Birmingham
                            ----------------------------------------------------
                            Arthur F. Birmingham
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