Form 10-K
period 2006-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2007-03-16
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2006        Commission File No. 000-23537
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

The aggregate market value of the shares held by unaffiliated stockholders was approximately $203,169,629 on June 30, 2006.

As of February 28, 2007, 8,273,335 shares of no par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's 2006 Annual Report (the "2006 Annual Report") and Definitive Proxy Statement for the Corporation's 2007 Annual Meeting of Shareholders (the "2007 Proxy Statement") are incorporated by reference into Parts II and III.

                                    FORM 10-K
                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      For the Year Ended December 31, 2006

                                Table of Contents
                                -----------------

PART I

Item 1.   Business .......................................................................................  3

Item 1A.  Risk Factors ...................................................................................  7

Item 1B.  Unresolved Staff Comments ......................................................................  9

Item 2.   Properties .....................................................................................  9

Item 3.   Legal Proceedings .............................................................................. 10

Item 4.   Submission of Matters to a Vote of Security Holders ............................................ 10

PART II

Item 5.   Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
          of Equity Securities ........................................................................... 10

Item 6.   Selected Financial Data ........................................................................ 12

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations .......... 12

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk ...................................... 12

Item 8.   Financial Statements and Supplementary Data .................................................... 12

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........... 12

Item 9A.  Controls and Procedures ........................................................................ 12

Item 9B.  Other Information .............................................................................. 13

PART III

Item 10.  Directors, Executive Officers and Corporate Governance ......................................... 13

Item 11.  Executive Compensation ......................................................................... 13

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters . 14

Item 13.  Certain Relationships and Related Transactions, and Director Independence ...................... 14

Item 14.  Principal Accountant Fees and Services ......................................................... 14

PART IV

Item 15.  Exhibits, Financial Statements and Schedules ................................................... 15

          Signatures ..................................................................................... 17

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

o     The success of the Corporation's balance sheet restructuring initiative.

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

                                     PART I

Item 1. BUSINESS

                                 The Corporation

Peapack-Gladstone Financial Corporation (the "Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Corporation was organized under the laws of New Jersey in August 1997, by the Board of Directors of Peapack-Gladstone Bank (the "Bank"), its principal subsidiary, to become a holding company for the Bank. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. Deposits of the Bank are insured for up to $100,000 per depositor by the Bank Insurance Fund administered by the FDIC. The Bank is a member of the Federal Reserve System. The Bank offers financial services through 21 full-service banking offices, and one mini-branch. The Bank maintains nine branches and one auxiliary office in Somerset County, eight in Morris County, three in Hunterdon County and one in Union County.

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

In addition to commercial lending activities, the Bank offers a wide range of consumer banking services, including: checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts held in certificates of deposit. The Bank also offers residential and construction mortgages, home equity lines of credit and other second mortgage loans. For children, the Bank offers a special pony club savings account. New Jersey Consumer Checking Accounts are offered to low income customers. In addition, the Bank provides foreign and domestic travelers' checks, personal money orders, cashier's checks and wire transfers. Automated teller machines are available at 22 locations. Via the automatic teller machine access card issued by the Bank, customers may pay for commodities at point-of-sale merchant locations. Internet banking is available to customers including an on-line bill payment option. The Corporation has no foreign operations.

The Bank has a Trust and Investment Department, PGB Trust and Investments, which offers personal investment management services, personal trust administration services, estate settlement, income tax services, custodial services and other financial planning services. Since its inception in 1972, trust assets (market value) have increased to $1.92 billion.

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, available on its website at www.pgbank.com. Also available on the website are the
Corporation's Code of Business Conduct and Ethics, Corporate Governance Principles and charters for the Corporation's Audit Committee, Compensation Committee and Nominating Committee.

                                    Employees

As of December 31, 2006, the Corporation employed 232 full-time equivalent persons. Management considers relations with employees to be satisfactory.

                             Principal Market Areas

The Bank's principal market for its deposit gathering activities includes Somerset, Morris, Hunterdon and Union Counties. The area is composed of upper-income single-family homes, moderate-income properties, some low-income housing and several large corporate campuses. There are numerous small retail businesses in each of the towns as well as offices for various professionals, i.e. attorneys, architects, interior decorators, physicians, etc. A portion of the market area is bisected by Interstate Highways 287 and 78 where numerous corporate offices have relocated over the past 25 years.

The Bank has expanded its service areas from one office in 1968 to the present 21 full-service banking locations and one mini-branch location by steadily opening new branches. All of the communities that the Bank serves are demographically similar and contiguous to the main office.

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

                              Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At December 31, 2006, the Corporation's Tier 1 Capital and Total Capital ratios were 15.33% and 16.31%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 2006 was 8.20%.

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

      o an assertion by management with respect to the effectiveness of internal control over financial reporting; and

      o a report by the company's external auditor on management's assertion and the effectiveness of internal control over financial reporting.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

The Corporation owns nine branches and leases 13 branches. The Corporation also owns two properties adjacent to the Main Office in Peapack-Gladstone. The Corporation leases an administrative and operations office building in Peapack-Gladstone and a data center in Bedminster Township.

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

                                                                       DIVIDEND
2006                                        HIGH           LOW        PER SHARE
                                          --------      --------      ---------
1st QUARTER                               $  29.50      $  24.45      $    0.14
2nd QUARTER                                  26.26         23.52           0.14
3rd QUARTER                                  27.40         24.15           0.15
4th QUARTER                                  28.10         24.00           0.15

                                                                       DIVIDEND
2005                                        HIGH           LOW        PER SHARE
                                          --------      --------      ---------
1st QUARTER                               $  31.77      $  25.94      $    0.11
2nd QUARTER                                  30.50         25.50           0.11
3rd QUARTER                                  30.38         25.81           0.14
4th QUARTER                                  29.28         25.95           0.14

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

Total Return Performance

      The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2001 in (a) the Corporation's common stock;
(b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks). The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.


[THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL]

                                                                       Period Ending
------------------------------------------------------------------------------------------------------------------
Index                                       12/31/01     12/31/02     12/31/03    12/31/04    12/31/05   12/31/06
------------------------------------------------------------------------------------------------------------------
Peapack-Gladstone Financial Corporation       100.00       188.10       189.61      215.09      193.67     199.47
Russell 3000                                  100.00        78.46       102.83      115.11      122.16     141.35
KBW 50                                        100.00        92.95       124.54      137.11      136.70     159.96

On December 31, 2006, the last reported sale price of the Common Stock was $28.10. Also, on February 28, 2007, there were approximately 849 shareholders of record.

Issuer Purchases of Equity Securities

The following table sets forth information for the three months ended December 31, 2006, with respect to repurchases of the Corporation's outstanding common shares:

                                               Issuer Purchases of Equity Securities
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Total Number of Shares              Maximum Number of
                                 Total Number                               Purchases as Part of              Shares that may yet
                                  Of Shares           Average Price          Publicly Announced             Be Purchased Under the
          Period                  Purchased           Paid per Share          Plans or Programs                Plans or Programs
---------------------------    -----------------     -----------------    -------------------------       --------------------------
October 1-31, 2006                    --                 $     --                    --                              89,100
November 1-30, 2006                   --                       --                    --                              89,100
December 1-31, 2006                   --                       --                    --                              89,100
                               -----------------     -----------------    ------------------------
          Total                       --                 $     --                    --
                               =================     =================    ========================

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

Item 6.  SELECTED FINANCIAL DATA

The information set forth in the 2006 Annual Report under the heading "Selected Consolidated Financial Data" is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 2006 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 2006 Annual Report under the heading "Market Risk Sensitive Instruments" is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 2006 Annual Report, together with the report thereon by KPMG LLP and the Notes to the Consolidated Financial Statements, are incorporated herein by reference.

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

The Corporation's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting during the fourth quarter of 2006.

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

Management's Report on Internal Control over Financial Reporting is included in the 2006 Annual Report and is incorporated herein by reference.

Item 9B. OTHER INFORMATION

None.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions "Director Information," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2007 Proxy Statement is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2007 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2006 for all equity compensation plans under which shares of our common stock may be issued:

                                                                                        NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE
                                                                                         FOR FUTURE ISSUANCE
                             NUMBER OF SECURITIES                                           UNDER EQUITY
                              TO BE ISSUED UPON             WEIGHTED-AVERAGE             COMPENSATION PLANS
                                 EXERCISE OF               EXERCISE PRICE OF            (EXCLUDING SECURITIES
     PLAN CATEGORY         OUTSTANDING OPTIONS (a)      OUTSTANDING OPTIONS (b)      REFLECTED IN COLUMN (a) (c)
----------------------------------------------------------------------------------------------------------------
EQUITY
COMPENSATION
PLANS APPROVED
BY SECURITY
HOLDERS                            603,469                      $22.91                         496,365
                         --------------------------------------------------------------------------------------

EQUITY
COMPENSATION
PLANS NOT
APPROVED BY
SECURITY HOLDERS                       N/A                         N/A                             N/A
                         --------------------------------------------------------------------------------------
     TOTAL                         603,469                      $22.91                         496,365
                         ======================================================================================

The information set forth under the captions "Beneficial Ownership of Common Stock" and "Stock Ownership of Directors and Executive Officers" in the 2007 Proxy Statement is incorporated herein by reference.

Item  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

The information set forth under the captions "Certain Relationships and Related Transactions" and "Corporate Governance" in the 2007 Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions "Independent Registered Public Accounting Firm" and "Audit Committee Pre-approval Procedures" in the 2007 Proxy Statement is incorporated herein by reference.

                                         PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)   Financial Statements and Schedules:

      Those portions of the 2006 Annual Report attached hereto as Exhibit 13 contain the financial statements incorporated herein by reference.

      All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the 2006 Annual Report.

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

      E. Bonuses paid to executive officers under employment agreements, incorporated herein by reference to the Registrant's Report on Form 8-K filed on December 20, 2006.

      F. "Employment Agreements" dated as of January 1, 2007 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman, Robert M. Rogers, Arthur F. Birmingham and Garrett P. Bromley are incorporated by reference to Exhibit 10.1, Exhibit 10.2, Exhibit 10.3, Exhibit 10.4 and Exhibit 10.5 of the Registrant's Report on Form 8-K filed on December 20, 2006.

      G. Peapack-Gladstone Financial Corporation Amended and Restated 1998 Stock Option Plan and Peapack-Gladstone Financial Corporation Amended and Restated 2002 Stock Option Plan are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant's Form 8-K Current Report filed on January 13, 2006.

      H.    Peapack-Gladstone   Financial   Corporation   2006  Long-Term  Stock
            Incentive Plan are incorporated by reference to Exhibit 10 of the Registrant's Form 10-Q Quarterly Report filed on May 10, 2006.

      (13)    Annual Report to Shareholders

      (21)    List of Subsidiaries:

            (a)   Subsidiaries of the Corporation:

                                                                           Percentage of Voting
                                                        Jurisdiction        Securities Owned by
                              Name                    of Incorporation          the Parent
               -----------------------------------------------------------------------------------
               Peapack-Gladstone Bank                    New Jersey                100%

            (b)   Subsidiaries of the Bank:

                              Name
               ------------------------------------
               Peapack-Gladstone Investment
               Company, Inc.                             New Jersey                100%
               Peapack-Gladstone Financial
               Services, Inc. (Inactive)                 New Jersey                100%

            (c)   Subsidiaries of Peapack-Gladstone Investment Company, Inc.:

                              Name
               ------------------------------------
               Peapack-Gladstone Mortgage                New Jersey                100%
               Group, Inc.

      (23)    Consents of Experts:

              Consent of KPMG LLP

      (24)    Power of Attorney

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

                                      Peapack-Gladstone Financial Corporation

                                      By:         /s/ Frank A. Kissel
                                         ---------------------------------------
                                                     Frank A. Kissel
                                                  Chairman of the Board
                                               and Chief Executive Officer



                                      By:      /s/  Arthur F. Birmingham
                                         ---------------------------------------
                                                  Arthur F. Birmingham
                                                Executive Vice President
                                               and Chief Financial Officer


Dated: March 12, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

                     Signature                                             Title                                    Date
-------------------------------------------------   -----------------------------------------------------   ----------------------
                /s/ Frank A. Kissel
-------------------------------------------------    Chairman of the Board, Chief Executive Officer and         March 12, 2007
                  Frank A. Kissel                       Director


             /s/ Arthur F. Birmingham
-------------------------------------------------    Executive Vice President and Chief Financial               March 12, 2007
                Arthur F. Birmingham                    Officer (Principal Financial Officer)

              /s/  Anthony J. Consi II
-------------------------------------------------    Director                                                   March 12, 2007
                Anthony J. Consi II

                  /s/ Pamela Hill
-------------------------------------------------    Director                                                   March 12, 2007
                    Pamela Hill

                /s/ John D. Kissel
-------------------------------------------------    Director                                                   March 12, 2007
                   John D. Kissel

                /s/ James R. Lamb
-------------------------------------------------    Director                                                   March 12, 2007
                   James R. Lamb

               /s/ Edward A. Merton
-------------------------------------------------    Director                                                   March 12, 2007
                  Edward A. Merton

            /s/ F. Duffield Meyercord
-------------------------------------------------    Director                                                   March 12, 2007
               F. Duffield Meyercord

               /s/ John R. Mulcahy
-------------------------------------------------    Director                                                   March 12, 2007
                  John R. Mulcahy

               /s/ Robert M. Rogers
-------------------------------------------------    Director, President and Chief Operating Officer            March 12, 2007
                  Robert M. Rogers

              /s/ Philip W. Smith III
-------------------------------------------------    Director                                                   March 12, 2007
                Philip W. Smith III

              /s/ Craig C. Spengeman
-------------------------------------------------    Director, President of PGB Trust and Investments           March 12, 2007
                 Craig C. Spengeman