Form 10-Q
period 2007-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2007-05-03
CIK 1050743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2007

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

        Number of shares of Common Stock outstanding as of May 1, 2007:
                                    8,286,603

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          PART 1 FINANCIAL INFORMATION


Item 1    Financial Statements (Unaudited):
          Consolidated Statements of Condition March 31, 2007 and
          December 31, 2006                                              Page 3
          Consolidated Statements of Income for the three months
          ended March 31, 2007 and 2006                                  Page 4
          Consolidated Statements of Changes in Shareholders' Equity
          for the three months ended March 31, 2007 and 2006             Page 5
          Consolidated Statements of Cash Flows for the three months
          ended March 31, 2007 and 2006                                  Page 6
          Notes to Consolidated Financial Statements                     Page 7
Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      Page 12
Item 3    Quantitative and Qualitative Disclosures about Market Risk     Page 21
Item 4    Controls and Procedures                                        Page 21


                            PART 2 OTHER INFORMATION


Item 1A   Risk Factors                                                   Page 21
Item 2    Unregistered Sales of Equity Securities and Use of
          Proceeds                                                       Page 22
Item 6    Exhibits                                                       Page 22

Item 1.  Financial Statements (Unaudited)

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)


                                                                   March 31,     December 31,
                                                                     2007            2006
                                                                  -----------    -----------
ASSETS
Cash and due from banks                                           $    21,258    $    23,190
Federal funds sold                                                     26,365            103
Interest-earning deposits                                               1,092          6,965
                                                                  -----------    -----------
   Total cash and cash equivalents                                     48,715         30,258

Investment securities held to maturity (approximate market
   value $52,435 in 2007 and $54,523 in 2006)                          52,987         55,165

Securities available for sale                                         276,195        286,186


Loans                                                                 882,574        870,153
   Less: Allowance for loan losses                                      6,894          6,768
                                                                  -----------    -----------
   Net Loans                                                          875,680        863,385

Premises and equipment                                                 24,630         24,059
Accrued interest receivable                                             4,900          5,181
Cash surrender value of life insurance                                 18,877         18,689
Other assets                                                            5,098          5,453
                                                                  -----------    -----------
     TOTAL ASSETS                                                   1,307,082    $ 1,288,376
                                                                  ===========    ===========


LIABILITIES
Deposits:
   Noninterest-bearing demand deposits                            $   192,952    $   196,519
   Interest-bearing deposits:
     Checking                                                         141,446        142,676
     Savings                                                           72,687         73,998
     Money market accounts                                            370,633        366,874
     Certificates of deposit over $100,000                            142,245        126,014
     Certificates of deposit less than $100,000                       246,064        238,655
                                                                  -----------    -----------
Total deposits                                                      1,166,027      1,144,736
Long-term debt                                                         23,520         23,964
Accrued expenses and other liabilities                                 11,967         15,913
                                                                  -----------    -----------
     TOTAL LIABILITIES                                              1,201,514      1,184,613
                                                                  -----------    -----------

SHAREHOLDERS' EQUITY
Common stock (no par value; $0.83 per share;
   authorized 20,000,000 shares; issued shares, 8,512,370 at
   March 31, 2007 and 8,497,463 at December 31, 2006;
   outstanding shares, 8,279,541 at March 31, 2007 and
   8,270,973 at December 31, 2006)                                      7,093          7,081
Surplus                                                                89,624         89,372
Treasury stock at cost, 232,829 shares at March 31, 2007
   and 226,490 shares at December 31, 2006                             (5,180)        (4,999)
Retained earnings                                                      16,489         15,038
Accumulated other comprehensive loss, net of income tax                (2,458)        (2,729)
                                                                  -----------    -----------
     TOTAL SHAREHOLDERS' EQUITY                                       105,568        103,763
                                                                  -----------    -----------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $ 1,307,082    $ 1,288,376
                                                                  ===========    ===========

   See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                       2007         2006
                                                    ----------   ----------
INTEREST INCOME
Interest and fees on loans                          $   13,164   $   11,248
Interest on investment securities:
   Taxable                                                 234          298
   Tax-exempt                                              271          369
Interest on securities available for sale:
   Taxable                                               3,275        3,767
   Tax-exempt                                              245           87
Interest-earning deposits                                   11            9
Interest on federal funds sold                              79           16
                                                    ----------   ----------
   Total interest income                                17,279       15,794

INTEREST EXPENSE
Interest on savings and interest-bearing deposit
   accounts                                              4,243        2,492
Interest on certificates of deposit over $100,000        1,606        2,084
Interest on other time deposits                          2,858        1,014
Interest on borrowed funds                                 263        1,628
                                                    ----------   ----------
   Total interest expense                                8,970        7,218
                                                    ----------   ----------

   NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                             8,309        8,576

Provision for loan losses                                  125           39
                                                    ----------   ----------

   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                             8,184        8,537
                                                    ----------   ----------

OTHER INCOME
Trust department income                                  2,142        2,245
Service charges and fees                                   490          472
Bank owned life insurance                                  216          204
Securities gains                                           162           51
Other income                                               193          214
                                                    ----------   ----------
   Total other income                                    3,203        3,186
                                                    ----------   ----------

OTHER EXPENSES
Salaries and employee benefits                           4,254        3,859
Premises and equipment                                   1,854        1,725
Other expenses                                           1,450        1,534
                                                    ----------   ----------
   Total other expenses                                  7,558        7,118
                                                    ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE                         3,829        4,605
Income tax expense                                       1,137        1,359
                                                    ----------   ----------
   NET INCOME                                       $    2,692   $    3,246
                                                    ==========   ==========
EARNINGS PER SHARE
Basic                                               $     0.33   $     0.39
Diluted                                             $     0.32   $     0.39

Average basic shares outstanding                     8,273,250    8,279,156
Average diluted shares outstanding                   8,400,599    8,383,269

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                       Three Months Ended
                                                           March 31,
                                                       2007         2006
                                                     ---------    ---------

Balance, beginning of period                         $ 103,763    $  99,155

Comprehensive income:

   Net income                                            2,692        3,246

   Unrealized holding gains/(losses) on securities
     arising during the period, net of tax                 376       (1,691)
   Less:  reclassification adjustment for gains
     included in net income, net of tax                    105           33
                                                     ---------    ---------
                                                           271       (1,724)
                                                     ---------    ---------

   Total comprehensive income                            2,963        1,522

Common stock options exercised                             219           91

Purchase of treasury stock                                (181)        (568)

Cash dividends declared                                 (1,241)      (1,158)

Stock-based compensation expense                            45           14

Tax benefit on disqualifying and nonqualifying
   exercise of stock options                                --           16

                                                     ---------    ---------
Balance, March 31,                                   $ 105,568    $  99,072
                                                     =========    =========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                                  2007        2006
                                                                --------    --------
OPERATING ACTIVITIES:
Net income:                                                     $  2,692    $  3,246
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                         530         508
Amortization of premium and accretion of
   discount on securities, net                                        80         151
Provision for loan losses                                            125          39
Gains on security sales                                             (162)        (51)
Gain on loans sold                                                    (1)         (1)
Gain on disposal of fixed assets                                      (3)         --
Stock-based compensation                                              45          14
Increase in cash surrender value of life insurance, net             (188)       (178)
Decrease/(increase) in accrued interest receivable                   281        (511)
Decrease/(increase) in other assets                                  198        (441)
(Decrease)/increase in accrued expenses and other liabilities     (3,946)      2,862
                                                                --------    --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                        (349)      5,638
                                                                --------    --------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                  2,002       6,339
Proceeds from maturities of securities available for sale         14,313      14,241
Proceeds from calls of investment securities                         150          --
Proceeds from sales of securities available for sale                 810         228
Purchase of investment securities                                     --         (64)
Purchase of securities available for sale                         (4,596)    (27,517)
Proceeds from sales of loans                                         858         226
Purchase of loans                                                     --      (6,448)
Net increase in loans                                            (13,277)    (14,794)
Purchases of premises and equipment                               (1,128)     (1,968)
Disposal of premises and equipment                                    30          --
                                                                --------    --------
   NET CASH USED IN INVESTING ACTIVITIES                            (838)    (29,757)
                                                                --------    --------

FINANCING ACTIVITIES:
Net increase in deposits                                          21,291       4,203
Net increase in other borrowings                                      --      25,500
Repayments of Federal Home Loan Bank advances                       (444)       (430)
Cash dividends paid                                               (1,241)     (1,160)
Tax benefit on stock option exercises                                 --          16
Exercise of stock options                                            219          91
Purchase of treasury stock                                          (181)       (568)
                                                                --------    --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                      19,644      27,652
                                                                --------    --------

Net increase in cash and cash equivalents                         18,457       3,533
Cash and cash equivalents at beginning or period                  30,258      23,499
                                                                --------    --------
Cash and cash equivalents at end of period                      $ 48,715    $ 27,032
                                                                ========    ========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                     $  8,067    $  6,986
   Income taxes                                                      750          --


See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2006 for Peapack-Gladstone Financial Corporation (the "Corporation").

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate to provide for probable incurred loan losses in the Corporation's loan portfolio. The allowance is based on management's evaluation of the loan portfolio considering, among other things, current economic conditions, the volume and nature of the loan portfolio, historical loan loss experience, and individual credit situations. The allowance is increased by provisions charged to expense and reduced by charge-offs net of recoveries.

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

For the three months ended March 31, 2007 and 2006, the Corporation recorded total compensation cost for share-based payment arrangements of $45 thousand and $14 thousand, respectively, with a recognized tax benefit of $4 thousand for the three months ended March 31, 2007. There was no recognized tax benefit for the three months ended March 31, 2006.

As of March 31, 2007, there was approximately $771 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation's stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

For the Corporation's stock option plans for employees, changes in options outstanding during the three months ended March 31, 2007 were as follows:

                                             Number        Exercise          Weighted       Aggregate
                                               of            Price            Average       Intrinsic
(Dollars in thousands except share data)     Shares        Per Share      Exercise Price      Value
-----------------------------------------------------------------------------------------------------
Balance, December 31, 2006                   413,916     $11.85-$32.14        $22.80
Granted                                       45,345       26.30-29.65         28.13
Exercised                                    (9,696)       11.85-26.65         13.28
Forfeited                                      (213)       24.17-29.50         28.15
                                           ----------------------------------------------------------
Balance, March 31, 2007                      449,352     $11.85-$32.14        $23.54         $3,116
                                           ==========================================================
Options exercisable, March 31, 2007          383,338                                         $2,953
                                           ==========================================================

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $158 thousand and $40 thousand, respectively.

The Corporation also has non-qualified stock option plans for non-employee directors. Changes in options outstanding during the three months ended March 31, 2007 were as follows:

                                             Number        Exercise          Weighted       Aggregate
                                               of            Price            Average       Intrinsic
(Dollars in thousands except share data)     Shares        Per Share      Exercise Price      Value
-----------------------------------------------------------------------------------------------------
Balance, December 31, 2006                   189,553     $15.68-$28.89        $23.16
Granted                                       17,600             28.10         28.10
Exercised                                    (5,211)       15.68-17.53         17.42
                                           ----------------------------------------------------------
Balance, March 31, 2007                      201,942     $15.68-$28.89        $23.74          $1,360
                                           ==========================================================
Options exercisable, March 31, 2007          184,342                                          $1,318
                                           ==========================================================

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $53 thousand and $40 thousand, respectively.

The per share weighted-average fair value of stock options granted during the first three months of 2007 and 2006 for all plans was $10.24 and $9.50, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                               2007         2006
                                             --------     --------
           Dividend yield                       1.99%        2.19%
           Expected volatility                    42%          40%
           Expected life                      5 years      5 years
           Risk-free interest rate              4.56%        4.30%

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

                                                         Three Months Ended
                                                             March 31,
  (In Thousands, except per share data)                   2007         2006
                                                       ----------   ----------

  Net Income to Common Shareholders                    $    2,692   $    3,246

  Basic Weighted-Average Common Shares Outstanding      8,273,250    8,279,156
  Plus: Common Stock Equivalents                          127,349      104,113
                                                       ----------   ----------
  Diluted Weighted-Average Common Shares Outstanding 8,400,599 8,383,269 Net Income Per Common Share
  Basic                                                $     0.33   $     0.39
  Diluted                                                    0.32         0.39

Options to purchase 373,264 shares of common stock at a weighted average price of $28.80 per share were outstanding and were not included in the computation of diluted earnings per share in the first quarter of 2007 because the option price was greater than the average market price. Options to purchase 317,593 shares of common stock at a weighted average price of $28.93 per share were outstanding and were not included in the computation of diluted earnings per share in the first quarter of 2006 because the option price was greater than the average market price.

Income Taxes:The Company adopted Financial Accounting Standards Board (FASB) Interpretation 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Corporation's financial statements.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of New Jersey. The Corporation is no longer subject to examination by taxing authorities for years before 2002. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Corporation did not have any amounts accrued for interest and penalties at January 1, 2007.

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the three months ended March 31, 2007 and 2006 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses. Total comprehensive income for the three months ended March 31, 2007 and 2006 was $3.0 million and $1.5 million, respectively.

Reclassification: Certain reclassifications have been made in the prior periods' financial statements in order to conform to the 2007 presentation.

2. LOANS

Loans outstanding as of March 31, consisted of the following:

(In thousands)                        2007       2006
                                    --------   --------
Loans secured by 1-4 family         $555,004   $512,854
Commercial real estate               231,832    205,397
Construction loans                    46,389     31,518
Commercial loans                      37,306     31,947
Consumer loans                         6,826      6,242
Other loans                            5,217      1,529
                                    --------   --------
   Total loans                      $882,574   $789,487
                                    ========   ========

Non-performing assets, which are loans past due in excess of 90 days and still accruing and non-accrual loans, totaled $6.0 million at March 31, 2007 and $106 thousand at March 31, 2006. Loans past due in excess of 90 days and still accruing are in the process of collection and are collateralized by real estate. Management believes that the value of the real estate exceeds the balance due on the loans and expects no loss.

3. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances  from the  Federal  Home Loan  Bank of New York  (FHLB)  totaled  $23.5 million and $31.3 million at March 31, 2007 and 2006, respectively, with a weighted average interest rate of 3.47 percent and 3.56 percent, respectively. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $274.0 million at March 31, 2007. Advances totaling $17.0 million at March 31, 2007, have fixed maturity dates, while advances totaling $6.5 million were amortizing advances with monthly payments of principal and interest.

There were no other short-term borrowings from the FHLB at March 31, 2007.

There were no overnight borrowings at March 31, 2007 while overnight borrowings at March 31, 2006 totaled $8.0 million. For the three months ended March 31, 2007 and 2006, overnight borrowings from the FHLB averaged $4.3 million with a weighted average interest rate of 5.37 percent and $37.9 million with a weighted average interest rate of 4.53 percent, respectively.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2007                            $   4,000
2008                                  683
2009                                2,000
2010                               10,181
2011                                3,000
Over 5 years                        3,656
                                ---------
   Total                        $  23,520
                                =========

4. BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees.

The net periodic expense for the periods indicated included the following components:

                                         Three Months Ended
                                              March 31,
(In thousands)                           2007          2006
                                      ----------    ----------
Service cost                          $      438    $      417
Interest cost                                195           165
Expected return on plan assets              (252)         (224)
Amortization of:
  Net loss                                     9            19
  Unrecognized prior service cost             --            --
  Unrecognized remaining net assets           (2)           (2)
                                      ----------    ----------
Net periodic benefit cost             $      388    $      375
                                      ==========    ==========

As previously disclosed in the financial statements for the year ended December 31, 2006, the Corporation expects to contribute $1.0 million to its pension plan in 2007. As of March 31, 2007, contributions of $270 thousand had been made for the current year.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the Corporation's consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation's Audited Consolidated Financial Statements included in the December 31, 2006 Annual Report on Form 10-K, contains a summary of the Corporation's significant accounting policies. Management believes the Corporation's policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

EXECUTIVE SUMMARY: The Corporation's net income for the first quarter of 2007 was $2.7 million as compared to $3.2 million for the first quarter of 2006, a decline of $554 thousand, or 17.1 percent. Earnings per share were $0.32 per diluted share in the first quarter of 2007 as compared to $0.39 per diluted share for the first quarter of 2006. The primary factor contributing to the decline in net income is the continued compression of the net interest margin, which is explained below. Annualized return on average assets for the quarter was 0.84 percent and annualized return on average equity was 10.28 percent for the first quarter of 2007.

On a fully tax-equivalent basis, net interest income was $8.5 million in the first quarter of 2007, a decline of $338 thousand or 3.8 percent from the same quarter last year and the net interest margin was 2.81 percent for the first quarter as compared to 2.94 percent for the same quarter of 2006 and 2.79 percent in the fourth quarter of 2006.

For the first quarter of 2007, average loans increased $95.9 million or 12.4 percent from $775.0 million for the first quarter of 2006 to $870.9 million. The Corporation's long-term plan calls for a substantial shift in the asset mix, with less emphasis on residential mortgages and more emphasis on higher yielding commercial loans and commercial mortgages. As a result of this strategy, the average commercial loan portfolio grew $31.8 million or 27.6 percent. The average mortgage loan portfolio grew by $55.4 million or 9.0 percent. A majority of the mortgage loan growth was in adjustable-rate residential mortgage loans. Loan rates rose 24 basis points from the first quarter of 2006 to 6.05 percent for the same quarter of 2007.

Average deposits grew $125.3 million or 12.4 percent in the first quarter of 2007, over the levels of the first quarter of 2006, to $1.14 billion. Deposit gathering remains highly competitive and short-term market rates continue to rise as is reflected in the rates paid on interest-bearing deposits. Rates paid for interest-bearing deposits in the first quarter of 2007 were 3.63 percent as compared to 2.67 percent for the first quarter of 2006, an increase of 96 basis points.

EARNINGS ANALYSIS

NET INTEREST INCOME: Net interest income, on a tax-equivalent basis and before the provision for loan losses, for the first quarter of 2007 was $8.5 million as compared to $8.9 million for the first quarter of 2006, a decline of $338 thousand or 3.8 percent. On a fully tax-equivalent basis, the net interest margin was 2.81 percent and 2.94 percent in the first quarter of 2007 and 2006, respectively, a decrease of 13 basis points. Net interest income for the first quarter of 2007, when compared to the fourth quarter of 2006, rose $60 thousand, or 0.7 percent, to $8.5 million on a tax-equivalent basis. The net interest margin, on a fully tax equivalent basis, increased from 2.79 percent in the fourth quarter of 2006, to 2.81 percent in the first quarter of 2007. In the past year, funding costs increased at a faster pace than yields on new loan originations. However, costs of interest-bearing liabilities declined by 7 basis points from the fourth quarter of 2006, as the federal funds target rate has remained unchanged since July of 2006.

Average loans for the first quarter of 2007 increased $95.9 million or 12.4 percent to $870.9 million from $775.0 million for the first quarter of 2006. The average mortgage loan portfolio grew by $55.4 million or 9.0 percent, during this period, while the average commercial loan portfolio grew $31.8 million or
27.6 percent. Our long-term plan calls for a substantial shift in our asset mix, with less emphasis on residential mortgages and more emphasis on higher yielding commercial loans and commercial mortgages. We believe this material shift in our asset mix will deliver substantially superior earnings performance over the coming years. As reported above, improvement is already being seen in our net interest margin in the first quarter of 2007 as compared to the fourth quarter of 2006.

For the first quarter of 2007, average deposits grew $125.3 million, or 12.4 percent to $1.14 billion from $1.01 billion for the first quarter of 2006. Money markets and certificates of deposit remain the Corporation's fastest growing categories of deposits, and also pay the highest rates, averaging 4.06 percent and 4.80 percent, respectively. For the first quarter of 2007, money market accounts averaged $378.1 million, an increase of $95.1 million, or 33.6 percent, over the same period in 2006, in large part due to the popularity of the high yield money market account with customers. Average certificates of deposit for the first quarter of 2007 and 2006 were $372.3 million and $322.6 million, respectively, an increase of $49.6 million or 15.4 percent. Average short-term borrowings declined $114.4 million from $118.6 million in the first quarter of 2006 to $4.3 million for the first quarter of 2007, a result of the strategic decision to reduce exposure to high-cost, short-term borrowings and reduce interest rate risk. Average demand deposits increased $3.8 million or 2.2 percent in the first quarter of 2007 from the year ago period.

On a tax-equivalent basis, average interest rates earned on interest-earning assets rose 43 basis points to 5.76 percent for the first quarter of 2007 from
5.33 percent for the same quarter of 2006. Average interest rates earned on investment securities were 5.02 percent for the first quarter of 2007 as compared to 4.46 percent in the first quarter of 2006, an increase of 56 basis points. As part of the balance sheet restructuring undertaken in the third quarter of 2006, the Corporation sold lower yielding investment securities, using some of the proceeds to purchase higher yielding securities. In the first quarter of 2007, average interest rates earned on loans rose 24 basis points to
6.05 percent from 5.81 percent for the same period in 2006.

The average interest rate paid on interest-bearing liabilities in the first quarter of 2007 and 2006 was 3.63 percent and 2.92 percent, a 71 basis point increase. Average rates paid on money market accounts increased 103 basis points to 4.06 percent for the first quarter of 2007, due, in large part, to the growth in the High-Yield Money Market account compared to the growth in other money market account products. On average, the High-Yield Money Market account has grown by $160.3 million since the first quarter of 2006 and paid on average 4.09 percent in the first quarter of 2007. In the first quarter of 2007, certificates of deposit paid an average rate of 4.80 percent as compared to 3.84 percent in the same quarter of 2006, an increase of 96 basis points. The average rates paid on borrowings declined from 4.34 percent in the first quarter of 2006 to 3.77 percent in the first quarter of 2006, due in part to the reduction in the total borrowings outstanding.

The cost of funds increased to 3.07 percent for the first quarter of 2007 as compared to 2.48 percent for the same period in 2006. Despite strong loan and deposit growth, net interest income continues to be negatively affected by the narrow gap between short and long term interest rates and the inverted yield curve.

The following tables reflect the components of net interest income for the periods indicated:

                                                      Average Balance Sheet
                                                            Unaudited
                                                         Quarters Ended
                                          (Tax-Equivalent Basis, Dollars in Thousands)

                                                      March 31, 2007                              March 31, 2006
                                                      --------------                              --------------
                                          Average        Income/                       Average        Income/
                                          Balance        Expense        Yield          Balance        Expense         Yield
                                          -------        -------        -----          -------        -------         -----
ASSETS:
Interest-earnings assets:
   Investments:
     Taxable (1)                        $   282,137    $     3,509           4.97%   $   374,043    $     4,065           4.35%
     Tax-exempt (1) (2)                      56,502            740           5.24         57,635            752           5.22
   Loans (2) (3)                            870,905         13,178           6.05        775,015         11,261           5.81
   Federal funds sold                         5,884             79           5.38          1,479             16           4.33
   Interest-earning deposits                    898             11           5.02            904              9           4.03
                                        -----------    -----------    -----------    -----------    -----------    -----------
   Total interest-earning assets          1,216,326    $    17,517           5.76%     1,209,076    $    16,103           5.33%
                                        -----------    -----------    -----------    -----------    -----------    -----------
Noninterest -earning assets:
   Cash and due from banks                   23,127                                       21,893
   Allowance for loan losses                 (6,770)                                      (6,501)
   Premises and equipment                    24,406                                       21,716
   Other assets                              26,642                                       23,113
                                        -----------                                  -----------
   Total noninterest-earning assets          67,405                                       60,221
                                        -----------                                  -----------
Total assets                            $ 1,283,731                                  $ 1,269,297
                                        ===========                                  ===========

LIABILITIES:
Interest-bearing deposits:
   Checking                             $   136,941    $       282           0.82%   $   144,319    $       196           0.54%
   Money markets                            378,082          3,837           4.06        283,022          2,146           3.03
   Savings                                   72,574            124           0.68         88,395            150           0.68
   Certificates of deposit                  372,280          4,464           4.80        322,649          3,098           3.84
                                        -----------    -----------    -----------    -----------    -----------    -----------
     Total interest-bearing deposits        959,877          8,707           3.63        838,385          5,590           2.67
   Borrowings                                27,930            263           3.77        150,054          1,628           4.34
                                        -----------    -----------    -----------    -----------    -----------    -----------
   Total interest-bearing liabilities       987,807          8,970           3.63        988,439          7,218           2.92
                                        -----------    -----------    -----------    -----------    -----------    -----------
Noninterest bearing liabilities
   Demand deposits                          180,247                                      176,398
   Accrued expenses and
     other liabilities                       10,967                                        4,893
                                        -----------                                  -----------
   Total noninterest-bearing
     liabilities                            191,214                                      181,291
Shareholders' equity                        104,710                                       99,567
                                        -----------                                  -----------
   Total liabilities and
     shareholders' equity               $ 1,283,731                                  $ 1,269,297
                                        ===========                                  ===========
   Net Interest income
     (tax-equivalent basis)                                  8,547                                        8,885
     Net interest spread                                                     2.13%                                        2.41%
                                                                      ===========                                  ===========
     Net interest margin (4)                                                 2.81%                                        2.94%
                                                                      ===========                                  ===========
Tax equivalent adjustment                                     (238)                                        (309)
                                                       -----------                                  -----------
Net interest income                                    $     8,309                                  $     8,576
                                                       ===========                                  ===========


                                                      Average Balance Sheet
                                                            Unaudited
                                                         Quarters Ended
                                          (Tax-Equivalent Basis, Dollars in Thousands)


                                                      March 31, 2007                             December 31, 2006
                                                      --------------                             -----------------
                                          Average        Income/                       Average        Income/
                                          Balance        Expense        Yield          Balance        Expense         Yield
                                          -------        -------        -----          -------        -------         -----
ASSETS:
Interest-earnings assets:
   Investments:
     Taxable (1)                        $   282,137    $     3,509           4.97%   $   290,532    $     3,634           5.00%
     Tax-exempt (1) (2)                      56,502            740           5.24         47,617            653           5.49
   Loans (2) (3)                            870,905         13,178           6.05        871,664         13,291           6.10
   Federal funds sold                         5,884             79           5.38          3,282             43           5.29
   Interest-earning deposits                    898             11           5.02          1,548             18           4.70
                                        -----------    -----------    -----------    -----------    -----------    -----------
   Total interest-earning assets          1,216,326    $    17,517           5.76%     1,214,643    $    17,639           5.81%
                                        -----------    -----------    -----------    -----------    -----------    -----------
Noninterest -earning assets:
   Cash and due from banks                   23,127                                       23,068
   Allowance for loan losses                 (6,770)                                      (6,632)
   Premises and equipment                    24,406                                       23,649
   Other assets                              26,642                                       25,465
                                        -----------                                  -----------
   Total noninterest-earning assets          67,405                                       65,550
                                        -----------                                  -----------
Total assets                            $ 1,283,731                                  $ 1,280,193
                                        ===========                                  ===========

LIABILITIES:
Interest-bearing deposits:
   Checking                             $   136,941    $       282           0.82%   $   132,834    $       301           0.91%
   Money markets                            378,082          3,837           4.06        357,379          3,705           4.15
   Savings                                   72,574            124           0.68         75,773            132           0.70
   Certificates of deposit                  372,280          4,464           4.80        374,529          4,476           4.78
                                        -----------    -----------    -----------    -----------    -----------    -----------
     Total interest-bearing deposits        959,877          8,707           3.63        940,515          8,614           3.66
   Borrowings                                27,930            263           3.77         48,638            538           4.42
                                        -----------    -----------    -----------    -----------    -----------    -----------
   Total interest-bearing liabilities       987,807          8,970           3.63        989,153          9,152           3.70
                                        -----------    -----------    -----------    -----------    -----------    -----------
Noninterest bearing liabilities
   Demand deposits                          180,247                                      179,338
   Accrued expenses and
     other liabilities                       10,967                                        6,962
                                        -----------                                  -----------
   Total noninterest-bearing
     liabilities                            191,214                                      186,300
Shareholders' equity                        104,710                                      104,740
                                        -----------                                  -----------
   Total liabilities and
     shareholders' equity               $ 1,283,731                                  $ 1,280,193
                                        ===========                                  ===========
   Net Interest income
     (tax-equivalent basis)                                  8,547                                        8,487
     Net interest spread                                                     2.13%                                        2.11%
                                                                      ===========                                  ===========
     Net interest margin (4)                                                 2.81%                                        2.79%
                                                                      ===========                                  ===========
Tax equivalent adjustment                                     (238)                                        (271)
                                                       -----------                                  -----------
Net interest income                                    $     8,309                                  $     8,216
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

OTHER INCOME: Other income for the first quarter of 2007 was $3.20 million as compared to $3.19 million in the first quarter of 2006, an increase of $17 thousand. PGB Trust and Investments, the Bank's trust division, generated $2.14 million in fee income in the first quarter of 2007, a decrease of $103 thousand or 4.6 percent over the same quarter of 2006 due in part to a decline in trust termination fees and executor fees. These fees, which are non-recurring, totaled $48 thousand in the first quarter of 2007 as compared to $304 thousand recorded in the year ago period. At March 31, 2007, the market value of trust assets under administration was over $1.94 billion, an increase of $173.7 million or
9.8 percent over the market value at March 31, 2006.

The Corporation recorded $162 thousand of securities gain in the first quarter of 2007 as compared to $51 thousand in the first quarter of 2006. Other income, excluding trust fee income and securities gains, totaled $899 thousand for the first three months of 2007 as compared to $890 thousand for the same period a year ago.

The following table presents the components of other income for the periods indicated:

                                             Three Months Ended
                                                 March 31,
                (In thousands)                2007       2006
                                            --------   --------
                Trust department income     $  2,142   $  2,245
                Service charges and fees         490        472
                Bank owned life insurance        216        204
                Other non-interest income        108        107
                Safe deposit rental fees          66         63
                Fees for other services           19         44
                Securities gains                 162         51
                                            --------   --------
                     Total other income     $  3,203   $  3,186
                                            ========   ========

OTHER EXPENSES: For the first quarter of 2007, other expenses totaled $7.56 million as compared to $7.12 million recorded in the first quarter of 2006, an increase of $440 thousand or 6.2 percent. Salaries and benefits, the Corporation's largest non-interest expense, was $4.25 million for the first quarter of 2007 as compared to $3.86 million for the same quarter of 2006, an increase of $395 thousand or 10.2 percent. In the past year, the Bank has added new lenders who have contributed to the growth in the commercial and construction loan portfolios. In addition, normal salary increases, branch expansion, higher group health insurance and pension plan costs contributed to the increase.

Premises and equipment expense increased $129 thousand, or 7.5 percent, from the first quarter of 2006 to $1.85 million in the first quarter in 2006. The increase is due in part to the additional expenses associated with a new branch and new employees. While the Corporation strives to control costs, new branches are vital to our future growth and profitability. Deposit and loan growth continues as we add new markets and expand our staff to include professional commercial lenders. The Corporation continues to strive to operate in an efficient manner.

Excluding salaries and benefits and premises and equipment expenses, all other expense categories in total declined to $1.45 million from $1.53 million, a decrease of $84 thousand, or 5.5 percent. For the three months ended March 31, 2007, professional services increased $76 thousand, or 38.6 percent, due to increased audit and legal fees, as well as higher recruitment fees to fill new lending positions. Advertising expense declined $70 thousand, or 38.3 percent, to $113 thousand for the three months ended March 31, 2007 as compared to the same period a year ago and stationery and supplies declined $29 thousand, or
27.1 percent, to $78 thousand.

     The following table presents the components of other income for the periods indicated:

                                                Three Months Ended
                                                    March 31,
             (In thousands)                      2007        2006
                                               --------   ---------
              Salaries and employee benefits   $  4,254   $  3,859
              Premises and equipment              1,854      1,725
              Professional fees                     273        197
              Advertising                           113        183
              Telephone                             106         92
              Trust department expense               99        115
              Postage                                84         85
              Stationery and supplies                78        107
              Other expense                         697        755
                                               --------   --------
                   Total other expense         $  7,558   $  7,118
                                               ========   ========

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $6.0 million and $106 thousand at March 31, 2007 and 2006 respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and we believe to be well secured. The increase in non-performing assets is primarily the result of two commercial loans of $5.3 million, which we believe are well collateralized by properties with appraised values in excess of the loan amounts. No loss of principal or interest is anticipated. Peapack-Gladstone Bank has no sub-prime loans, higher-interest rate loans to consumers with impaired or non-existent credit histories, in its mortgage loan portfolio.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                           Three Months Ended
                                                               March 31,
(In thousands)                                             2007          2006
                                                         ---------    ---------
Loans past due in excess of 90 days and still
accruing                                                 $     393    $      38
Non-accrual loans                                            5,651           68
                                                         ---------    ---------
     Total non-performing assets                         $   6,044    $     106
                                                         =========    =========

Non-performing loans as a % of total loans                    0.68%        0.01%
Non-performing assets as a % of total loans plus
   other real estate owned                                    0.68%        0.01%
Allowance as a % of total loans                               0.78%        0.81%

PROVISION FOR LOAN LOSSES: The provision for loan losses was $125 thousand for the first quarter of 2007 as compared to $39 thousand for the first quarter in 2006. In 2006, the provision for loan losses was offset by $61 thousand, representing the provision for losses on letters of credit and unfunded lines of credit, which was recorded in other expenses.

The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management's evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.

For the first quarter of 2007, there were net recoveries of $1 thousand as compared to net charge-offs of $3 thousand during the first quarter of 2006.

     A summary of the allowance for loan losses for the periods indicated:

              (In thousands)                   2007       2006
                                             --------   --------
              Balance, January 1,            $  6,768   $  6,378
              Provision charged to expense        125         39
              Charge-offs                          --         (4)
              Recoveries                            1          1
                                             --------   --------
              Balance, March 31,             $  6,894   $  6,414
                                             ========   ========

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 29.7 percent and 29.5 percent for the three months ended March 31, 2007 and 2006, respectively. Pre-tax income declined from $4.6 million for the first three months of 2006 to $3.8 million for the same period in 2007.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At March 31, 2007, total shareholders' equity, including net unrealized losses on securities available for sale, was $105.6 million, representing an increase in total shareholders' equity from what was recorded at December 31, 2006, of $1.8 million or 1.7 percent. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative preferred stock, less goodwill and certain other intangibles. The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At March 31, 2007, the Corporation's Tier 1 Capital and Total Capital ratios were 15.51 percent and 16.51 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at March 31, 2007, was 8.37 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $48.7 million at March 31, 2007. In addition, the Corporation has $276.2 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below. Book value as of March 31, 2007, of investment securities and securities available for sale maturing within one year amounted to $12.2 million and $19.7 million, respectively.

The  primary  source  of  funds   available  to  meet  liquidity  needs  is  the
Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of March 31, 2007, core deposits equaled $1.0 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." Statement 159 provides companies with an option to report selected financial assets and liabilities at fair value. Statement 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Statement 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Corporation is still evaluating the impact the adoption of Statement No. 159 will have on its future consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." Statement 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Statement 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Corporation is still evaluating the impact the adoption of Statement No. 157 will have on its future consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force (EITF) finalized Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Corporation is still evaluating the impact of the adoption of EITF 06-4.

In September 2006, the FASB EITF finalized Issue No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4" (Accounting for Purchases of Life Insurance). EITF 06-5 requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. EITF 06-5 also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, EITF 06-5 discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material impact on the financial statements.

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." Statement 156 provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The Corporation does not expect the adoption of Statement 156 will have a material impact on its consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2007).

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

                           PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes in the Corporation's risk factors during the three months ended March 31, 2007 from the risk factors disclosed in Part I,
Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      Issuer Purchases of Equity Securities

                                                      Total Number of
                                                           Shares            Maximum Number
                          Total                         Purchased as       Of Shares That May
                        Number of       Average       Part of Publicly      Yet be Purchased
                         Shares       Price Paid       Announced Plans     Under the Plans or
     Period            Purchased       Per Share        Or Programs             Programs
-------------------   ------------   ------------   -------------------   -------------------

January 1-31, 2007              --   $         --                    --                89,100
February 1-28, 2007             --             --                    --                89,100
March 1-31, 2007                --             --                    --                89,100
                      ------------   ------------   -------------------   -------------------
   Total                                       --   $                --                    --
                      ============   ============   ===================   ===================

On April 15, 2005, the Board of Directors of Peapack-Gladstone Financial Corporation announced the authorization of a stock repurchase plan. The Board authorized the purchase of up to 150,000 shares of outstanding common stock, to be made from time to time, in the open market or in privately negotiated transactions, at prices not exceeding prevailing market prices. On April 19, 2007, the Board of Directors authorized another extension of the stock buyback program for an additional twelve months to April 19, 2008.

ITEM 6. Exhibits

     3    Articles of Incorporation and By-Laws:

          A. Restated Certificate of Incorporation as in effect on the date of this filing is incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

          B.   Amended  By-Laws  of the  Registrant  as in effect on the date of
               this  filing  are   incorporated   herein  by  reference  to  the
               Registrant's Current Report on Form 8-K filed on April 27, 2007.

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


                           PEAPACK-GLADSTONE FINANCIAL CORPORATION
                           (Registrant)


DATE:  May 3, 2007         By: /s/ Frank A. Kissel
                           ----------------------------------------------------
                           Frank A. Kissel
                           Chairman of the Board and Chief Executive Officer


DATE:  May 3, 2007         By: /s/ Arthur F. Birmingham
                           ----------------------------------------------------
                           Arthur F. Birmingham
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

          B.   Amended  By-Laws  of the  Registrant  as in effect on the date of
               this  filing  are   incorporated   herein  by  reference  to  the
               Registrant's Current Report on Form 8-K filed on April 27, 2007.

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