Form 10-Q
period 2007-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2007-08-09
CIK 1050743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2007

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

       Number of shares of Common Stock outstanding as of August 1, 2007:
                                    8,322,056

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          PART 1 FINANCIAL INFORMATION


Item 1  Financial Statements (Unaudited):
        Consolidated Statements of Condition June 30, 2007 and
        December 31, 2006                                                Page 3
        Consolidated Statements of Income for the three and six months
        ended June 30, 2007 and 2006                                     Page 4
        Consolidated Statements of Changes in Shareholders' Equity
        for the six months ended June 30, 2007 and 2006                  Page 5
        Consolidated Statements of Cash Flows for the six months
        ended June 30, 2007 and 2006                                     Page 6
        Notes to Consolidated Financial Statements                       Page 7
Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        Page 11
Item 3  Quantitative and Qualitative Disclosures about Market Risk       Page 22
Item 4  Controls and Procedures                                          Page 22


         PART 2 OTHER INFORMATION


Item 1A Risk Factors                                                     Page 23
Item 2  Unregistered Sales of Equity Securities and Use of
        Proceeds                                                         Page 23
Item 4  Submission of Matters to a Vote of Security Holders              Page 24
Item 6  Exhibits                                                         Page 24

Item 1.  Financial Statements (Unaudited)

                         PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF CONDITION
                                 (Dollars in thousands)
                                       (Unaudited)

                                                                  June 30,      December 31,
                                                                    2007            2006
                                                                ------------    ------------
ASSETS
Cash and due from banks                                         $     22,293    $     23,190
Federal funds sold                                                    23,665             103
Interest-earning deposits                                                801           6,965
                                                                ------------    ------------
   Total cash and cash equivalents                                    46,759          30,258

Investment securities held to maturity (approximate market
   value $48,899 in 2007 and $54,523 in 2006)                         49,732          55,165

Securities available for sale                                        267,486         286,186


Loans                                                                902,364         870,153
   Less:  Allowance for loan losses                                    6,994           6,768
                                                                ------------    ------------
   Net Loans                                                         895,370         863,385

Premises and equipment                                                25,263          24,059
Accrued interest receivable                                            5,040           5,181
Cash surrender value of life insurance                                19,070          18,689
Other assets                                                           5,604           5,453
                                                                ------------    ------------
     TOTAL ASSETS                                               $  1,314,324    $  1,288,376
                                                                ============    ============


LIABILITIES
Deposits:
   Noninterest-bearing demand deposits                          $    195,694    $    196,519
   Interest-bearing deposits:
     Checking                                                        134,789         142,676
     Savings                                                          70,249          73,998
     Money market accounts                                           368,137         366,874
     Certificates of deposit over $100,000                           148,307         126,014
     Certificates of deposit less than $100,000                      256,378         238,655
                                                                ------------    ------------
Total deposits                                                     1,173,554       1,144,736
Borrowings                                                            23,073          23,964
Accrued expenses and other liabilities                                11,549          15,913
                                                                ------------    ------------
     TOTAL LIABILITIES                                             1,208,176       1,184,613
                                                                ------------    ------------

SHAREHOLDERS' EQUITY
Common stock (no par value; $0.83 per share;
   authorized  20,000,000 shares; issued shares, 8,566,669 at
   June 30, 2007 and  8,497,463 at December 31, 2006;
   outstanding shares, 8,314,181 at June 30, 2007 and
   8,270,973 at December 31, 2006)                                     7,139           7,081
Surplus                                                               90,477          89,372
Treasury stock at cost, 252,488 shares at June 30, 2007
   and 226,490 shares at December 31, 2006                            (5,681)         (4,999)
Retained earnings                                                     18,054          15,038
Accumulated other comprehensive loss, net of income tax               (3,841)         (2,729)
                                                                ------------    ------------
     TOTAL SHAREHOLDERS' EQUITY                                      106,148         103,763
                                                                ------------    ------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $  1,314,324    $  1,288,376
                                                                ============    ============

   See accompanying notes to consolidated financial statements.

                                              3

                                    PEAPACK-GLADSTONE FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Dollars in thousands, except share data)
                                                  (Unaudited)

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                          2007           2006           2007           2006
                                                      ------------   ------------   ------------   ------------
INTEREST INCOME
Interest and fees on loans                            $     13,576   $     11,945   $     26,755   $     23,194
Interest on investment securities held to maturity:
   Taxable                                                     217            277            451            575
   Tax-exempt                                                  274            330            545            699
Interest on securities available for sale:
   Taxable                                                   3,218          3,874          6,493          7,641
   Tax-exempt                                                  243             87            488            174
Interest-earning deposits                                       10             12             21             21
Interest on federal funds sold                                 357             56            436             72
                                                      ------------   ------------   ------------   ------------
   Total interest income                                    17,895         16,581         35,189         32,376

INTEREST EXPENSE
Interest on savings and interest-bearing deposit
   accounts                                                  4,094          3,143          8,337          5,636
Interest on certificates of deposit over $100,000            1,810          1,261          3,416          2,275
Interest on other time deposits                              3,117          2,431          5,975          4,514
Interest on borrowed funds                                     204          1,570            467          3,198
                                                      ------------   ------------   ------------   ------------
   Total interest expense                                    9,225          8,405         18,195         15,623
                                                      ------------   ------------   ------------   ------------

   NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                                 8,670          8,176         16,994         16,753

Provision for loan losses                                      100            100            225            139
                                                      ------------   ------------   ------------   ------------

   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                 8,570          8,076         16,769         16,614
                                                      ------------   ------------   ------------   ------------

OTHER INCOME
Trust department income                                      2,459          2,078          4,601          4,323
Service charges and fees                                       513            489          1,003            960
Bank owned life insurance                                      221            207            437            411
Securities gains                                               220              5            382             56
Other income                                                   147            212            325            427
                                                      ------------   ------------   ------------   ------------
   Total other income                                        3,560          2,991          6,748          6,177
                                                      ------------   ------------   ------------   ------------

OTHER EXPENSES
Salaries and employee benefits                               4,360          3,933          8,614          7,791
Premises and equipment                                       1,748          1,694          3,602          3,419
Other expenses                                               1,911          1,759          3,361          3,295
                                                      ------------   ------------   ------------   ------------
   Total other expenses                                      8,019          7,386         15,577         14,505
                                                      ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                             4,111          3,681          7,940          8,286
Income tax expense                                           1,298            986          2,435          2,345
                                                      ------------   ------------   ------------   ------------
   NET INCOME                                         $      2,813   $      2,695   $      5,505   $      5,941
                                                      ============   ============   ============   ============
EARNINGS PER SHARE
Basic                                                 $       0.34   $       0.33   $       0.67   $       0.72
Diluted                                               $       0.33   $       0.32   $       0.65   $       0.71

Average basic shares outstanding                         8,289,843      8,270,905      8,281,592      8,275,008
Average diluted shares outstanding                       8,400,401      8,373,884      8,384,148      8,385,690

See accompanying notes to consolidated financial statements.

                                                       4

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                     2007            2006
                                                 ------------    ------------

Balance, beginning of period                     $    103,763    $     99,155

Comprehensive income:

   Net income                                           5,505           5,941

   Unrealized holding losses on securities
     arising during the period, net of tax               (864)         (2,651)
   Less: reclassification adjustment for gains
     included in net income, net of tax                   248              36
                                                 ------------    ------------
                                                       (1,112)         (2,687)
                                                 ------------    ------------

   Total comprehensive income                           4,393           3,254

Common stock options exercised                            953             172

Purchase of treasury stock                               (682)           (924)

Cash dividends declared                                (2,488)         (2,316)

Stock-based compensation expense                           98              29

Tax benefit on disqualifying and nonqualifying
   exercise of stock options                              111              29

                                                 ------------    ------------
Balance, June 30,                                $    106,148    $     99,399
                                                 ============    ============

See accompanying notes to consolidated financial statements.


                              PEAPACK-GLADSTONE FINANCIAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Dollars in thousands)
                                            (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                         2007            2006
                                                                     ------------    ------------
OPERATING ACTIVITIES:
Net income:                                                          $      5,505    $      5,941
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                                1,071           1,021
Amortization of premium and accretion of
   discount on securities, net                                                172             283
Provision for loan losses                                                     225             139
Tax benefit on stock option exercises                                        (111)            (29)
Gains on security sales                                                      (382)            (56)
Gain on loans sold                                                             --              (1)
Gain on disposal of fixed assets                                               (3)             --
Stock-based compensation                                                       98              29
Increase in cash surrender value of life insurance, net                      (381)           (360)
Decrease/(increase) in accrued interest receivable                            141            (112)
Decrease/(increase) in other assets                                           665          (2,802)
(Decrease)/increase in accrued expenses and other liabilities              (4,370)          6,251
                                                                     ------------    ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                2,630          10,304
                                                                     ------------    ------------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity          5,799          13,017
Proceeds from maturities of securities available for sale                  27,650          30,192
Proceeds from calls of investment securities held to maturity                 150           3,000
Proceeds from sales of securities available for sale                        2,108             330
Purchase of investment securities held to maturity                           (568)         (1,964)
Purchase of securities available for sale                                 (12,613)        (35,089)
Proceeds from sales of loans                                                2,056             226
Purchase of loans                                                              --         (20,770)
Net increase in loans                                                     (34,266)        (49,860)
Purchases of premises and equipment                                        (2,302)         (2,983)
Disposal of premises and equipment                                             30              --
                                                                     ------------    ------------
   NET CASH USED IN INVESTING ACTIVITIES                                  (11,956)        (63,901)
                                                                     ------------    ------------

FINANCING ACTIVITIES:
Net increase in deposits                                                   28,818          43,799
Net increase in other borrowings                                               --          22,750
Repayments of Federal Home Loan Bank advances                                (891)           (863)
Cash dividends paid                                                        (2,482)         (2,318)
Tax benefit on stock option exercises                                         111              29
Exercise of stock options                                                     953             172
Purchase of treasury stock                                                   (682)           (924)
                                                                     ------------    ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                               25,827          62,645
                                                                     ------------    ------------

Net increase in cash and cash equivalents                                  16,501           9,048
Cash and cash equivalents at beginning or period                           30,258          23,499
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $     46,759    $     32,547
                                                                     ============    ============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                          $     16,934    $     14,386
   Income taxes                                                             3,170           1,720

See accompanying notes to consolidated financial statements.

                                                6

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

Principles of Consolidation: The Corporation considers that all adjustments (all of which are normal recurring accruals) necessary for a fair presentation of the statement of financial position and results of operations in accordance with U.S. generally accepted accounting principles for these periods have been made. Results for such interim periods are not necessarily indicative of results for a full year.

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

For the three months ended June 30, 2007 and 2006, the Corporation recorded total compensation expense for share-based payment arrangements of $53 thousand and $15 thousand, respectively, with a recognized tax benefit of $3 thousand for the three months ended June 30, 2007. There was no recognized tax benefit for the three months ended June 30, 2006.

For the six months ended June 30, 2007 and 2006, the Corporation recorded total compensation expense for share-based payment arrangements of $98 thousand and $29 thousand, respectively, with a recognized tax benefit of $7 thousand for the six months ended June 30, 2007, while there was no recognized tax benefit for the six months ended June 30, 2006.

As of June 30, 2007, there was approximately $732 thousand of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Corporation's stock incentive plans. This expense is expected to be recognized over a weighted average period of 2.1 years.

For the Corporation's stock option plans for employees, changes in options outstanding during the six months ended June 30, 2007 were as follows:

                                            Number       Exercise         Weighted     Aggregate
                                              of           Price          Average      Intrinsic
(Dollars in thousands except share data)    Shares       Per Share     Exercise Price    Value
------------------------------------------------------------------------------------------------
Balance, December 31, 2006                  413,916    $11.85-$32.14       $22.79
Granted                                      47,245      26.30-31.01        28.18
Exercised                                  (48,611)      11.85-26.65        12.34
Forfeited                                   (2,961)      16.86-29.50        23.20
                                           -----------------------------------------------------
Balance, June 30, 2007                      409,589    $11.85-$32.14       $24.65        $1,440
                                           =====================================================
Options exercisable, June 30, 2007          344,315                                      $1,432
                                           =====================================================

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $774 thousand and $41 thousand, respectively.

The Corporation also has non-qualified stock option plans for non-employee directors. Changes in options outstanding during the six months ended June 30, 2007 were as follows:

                                              Number       Exercise       Weighted      Aggregate
                                                Of           Price         Average      Intrinsic
(Dollars in thousands except share data)      Shares       Per Share    Exercise Price    Value
------------------------------------------------------------------------------------------------
Balance, December 31, 2006                    189,553    $15.68-$28.89      $23.16
Granted                                        17,600            28.10       28.10
Exercised                                    (20,595)      15.68-17.53       17.15
                                             ---------------------------------------------------
Balance, June 30, 2007                        186,558    $15.68-$28.89      $24.29        $718
                                             ===================================================
Options exercisable, June 30, 2007            168,958                                     $718
                                             ===================================================

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $242 thousand and $72 thousand, respectively.

The per share weighted-average fair value of stock options granted during the first six months of 2007 and 2006 for all plans was $10.36 and $7.66, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                                     2007        2006
                                                    -------     -------
         Dividend yield                               2.00%       2.17%
         Expected volatility                            43%         28%
         Expected life                              5 years     5 years
         Risk-free interest rate                      4.57%       4.86%

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

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
(In Thousands, except per share data)                   2007         2006         2007         2006
                                                     ----------   ----------   ----------   ----------

Net Income to Common Shareholders                    $    2,813   $    2,695   $    5,505   $    5,941

Basic Weighted-Average Common Shares Outstanding      8,289,843    8,270,905    8,281,592    8,275,008
Plus:  Common Stock Equivalents                         110,558      102,979      102,556      110,682
                                                     ----------   ----------   ----------   ----------
Diluted Weighted-Average Common Shares Outstanding    8,400,401    8,373,884    8,384,148    8,385,690
Net Income Per Common Share
Basic                                                $     0.34   $     0.33   $     0.67   $     0.72
Diluted                                                    0.33         0.32         0.65         0.71

Options to purchase 15,480 shares of common stock at a weighted average price of $29.97 per share were outstanding and were not included in the computation of diluted earnings per share in the second quarter of 2007 because the option price was greater than the average market price. Options to purchase 325,454 shares of common stock at a weighted average price of $28.86 per share were outstanding and were not included in the computation of diluted earnings per share in the second quarter of 2006 because the option price was greater than the average market price.

Options to purchase 308,161 shares of common stock at a weighted average price of $28.95 per share were outstanding and were not included in the computation of diluted earnings per share in the first six months of 2007 because the option price was greater than the average market price. Options to purchase 321,113 shares of common stock at a weighted average price of $28.91 per share were outstanding and were not included in the computation of diluted earnings per share in the first six months of 2006 because the option price was greater than the average market price.

Income Taxes:The Company adopted Financial Accounting Standards Board (FASB) Interpretation 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Corporation's financial statements nor has anything changed significantly in the six months since adoption.

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

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the three and six months ended June 30, 2007 and 2006 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses. Total comprehensive income for the second quarter of 2007 was $1.4 million and $1.7 million for the same quarter in 2006. Total comprehensive income for the six months ended June 30, 2007 and 2006 was $4.4 million and $3.3 million, respectively.

Reclassification: Certain reclassifications have been made in the prior periods' financial statements in order to conform to the 2007 presentation.

2. LOANS

Loans outstanding as of June 30, consisted of the following:

(In thousands)                 2007           2006
                          ------------   ------------
Residential real estate   $    489,720   $    484,844
Commercial real estate         190,667        159,527
Commercial loans               117,220        104,371
Construction loans              48,559         39,191
Consumer loans                  36,885         31,055
Other loans                     19,313         19,887
                          ------------   ------------
   Total loans            $    902,364   $    838,875
                          ============   ============

Non-performing assets, which include other real estate owned (OREO), loans past due in excess of 90 days and still accruing and non-accrual loans, totaled $5.9 million at June 30, 2007 and $3.9 million at June 30, 2006. Loans past due in excess of 90 days and still accruing are in the process of collection and are collateralized by real estate.

3. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $23.1 million and $30.8 million at June 30, 2007 and 2006, respectively, with a weighted average interest rate of 3.49 percent and 3.58 percent, respectively. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $256.5 million at June 30, 2007. At June 30, 2007, advances totaling $17.0 million have fixed maturity dates, while advances totaling $6.1 million were amortizing advances with monthly payments of principal and interest.

There were no short-term borrowings from the FHLB at June 30, 2007; however, short-term borrowings totaled $90.0 million at June 30, 2006. For the six months ended June 30, 2007 there were no average short-term borrowings, while short-term borrowings averaged $88.2 million with a weighted average interest rate of 4.83 percent for the same period in 2006.

There were no overnight borrowings at June 30, 2007, while overnight borrowings totaled $10.3 million at June 30, 2006. For the six months ended June 30, 2007 and 2006, overnight borrowings from the FHLB averaged $2.1 million with a weighted average interest rate of 5.40 percent and $22.1 million with a weighted average interest rate of 4.63 percent, respectively.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2007                                                          $    4,000
2008                                                                 527
2009                                                               2,000
2010                                                               9,986
2011                                                               3,000
Over 5 years                                                       3,560
                                                              ----------
   Total                                                      $   23,073
                                                              ==========

4. BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees.

The net periodic expense for the periods indicated included the following components:

                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
(In thousands)                          2007       2006       2007       2006
                                      --------   --------   --------   --------
Service cost                          $    439   $    418   $    877   $    835
Interest cost                              194        165        389        330
Expected return on plan assets            (252)      (225)      (504)      (449)
Amortization of:
  Net loss                                   8         18         17         37
  Unrecognized remaining net assets         (1)        (1)        (3)        (3)
                                      --------   --------   --------   --------
Net periodic benefit cost             $    388   $    375   $    776   $    750
                                      ========   ========   ========   ========

As previously disclosed in the financial statements for the year ended December 31, 2006, the Corporation expects to contribute $1.0 million to its pension plan in 2007. As of June 30, 2007, contributions of $540 thousand had been made for the current year.

Item 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL: The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management's view of future interest income and net loans, management's confidence and strategies and management's expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

      o  Unexpected decline in the direction of the economy in New Jersey.
      o  Unexpected changes in interest rates.
      o  Failure to grow commercial loans.
      o  Inability to manage growth in commercial loans.
      o  Unexpected loan prepayment volume.
      o  Unanticipated exposure to credit risks.
      o  Insufficient allowance for loan losses.
      o  Competition from other financial institutions.
      o  Adverse  effects  of  new  government   regulation  or  different  than
         anticipated effects from existing regulations.
      o  Decline in the levels of loan quality and origination volume.
      o  Decline in trust assets or deposits.

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

EXECUTIVE SUMMARY: The Corporation's net income for the second quarter of 2007 was $2.8 million, an increase of $118 thousand or 4.4 percent compared to $2.7 million for the same period last year. This increase was primarily due to higher net interest income and other income offset in part by higher other expenses. Diluted earnings per share were $0.33 for the second quarter of 2007 and $0.32 for the second quarter of 2006. The annualized return on average assets was 0.86 percent and the annualized return on average equity was 10.57 percent for the second quarter of 2007.

Net interest income, on a fully tax-equivalent basis, was $8.9 million in the second quarter of 2007, an increase of $448 thousand or 5.3 percent from the second quarter last year and the net interest margin was 2.86 percent for the second quarter as compared to 2.73 percent for the same quarter of 2006 and 2.82 percent in the first quarter of 2007.

Average loans for the second quarter of 2007 increased $81.8 million, or 10.1 percent, to $890.9 million from $809.2 million for the second quarter of 2006. The Corporation's long-term plan calls for a substantial shift in the asset mix, with more emphasis on higher yielding commercial loans and commercial mortgages and less emphasis on residential mortgages. The average commercial loan and commercial mortgage portfolios grew $51.4 million or 17.6 percent, accounting for almost 63 percent of the total loan growth. The average mortgage loan portfolio grew by $23.7 million or 5.0 percent. Loan rates rose 19 basis points from the second quarter of 2006 to 6.10 percent for the same quarter of 2007.

For the second quarter of 2007, average deposits grew $114.3 million, or 10.8 percent, to $1.17 billion from $1.06 billion for the same quarter of 2006. Rates paid for interest-bearing deposits in the second quarter of 2007 were 3.67 percent as compared to 3.13 percent for the same period in 2006, an increase of 54 basis points. The continued increase in funding costs was due to the very competitive market for retail deposits and the corresponding change in the funding mix into higher cost products.

For the first six months of 2007, net income was $5.5 million as compared to $5.9 million for the same period in 2006, a decline of $436 thousand or 7.3 percent. This decline is primarily the result of increased other expenses and provision for loan losses offset in part by higher net interest income and other income. Diluted earnings per share were $0.65 for the first half of 2007 compared to $0.71 for the same period in 2006. The return on average assets was
0.85 percent and the return on average equity was 10.43 percent for the first six months of 2007.

On a fully tax-equivalent basis, net interest income for the six months ended June 30, 2007 was $17.5 million as compared to $17.3 million for the same six months of 2006, an increase of $123 thousand, or 0.7 percent. The net interest margin was 2.84 percent for both periods.

Loans averaged $881.0 million for the first six months of 2007, an increase of $88.8 million, or 11.2 percent, over the same period in 2006. For the six months ended June 30, 2007, the average commercial loan and commercial mortgage portfolios grew $48.7 million or 17.2 percent, to $331.4 million from $282.7 million for the same period of 2006. The average mortgage loan portfolio was $496.0 million and $463.7 million for the six months ended June 30, 2007 and 2006, respectively, a $32.4 million increase or 7.0 percent. The average rate on the loan portfolio rose 22 basis points from 5.86 percent for the year-to-date ended June 30, 2006 to 6.08 percent for the same six months in 2007.

Average deposits were $1.16 billion for the six months ended June 30, 2007, a $119.8 million increase, or 11.5 percent, over the average of $1.04 billion for the same period in 2006. Interest-bearing deposits increased $116.0 million to $971.6 million on average for the six months ended June 30, 2007 as compared to the same period in 2006. Rates paid on interest-bearing deposits increased 75 basis points to 3.65 percent for the six months ended June 30, 2007 from the same period last year. Average borrowings for the first half of 2007 decreased $115.9 million compared to the first half of 2006 to $25.6 million as higher-cost borrowings were eliminated in the third quarter of 2006.

EARNINGS ANALYSIS

NET INTEREST INCOME: Net interest income, on a tax-equivalent basis and before the provision for loan losses, for the second quarter of 2007 was $8.9 million as compared to $8.5 million for the same quarter of 2006, an increase of $448 thousand or 5.3 percent. On a fully tax-equivalent basis, the net interest margin was 2.86 percent and 2.73 percent in the second quarter of 2007 and 2006, respectively, an increase of 13 basis points. For the second quarter of 2007, net interest income was $345 thousand, or 4.0 percent, higher when compared to the first quarter of 2007 on a tax-equivalent basis. The net interest margin, on a fully tax-equivalent basis, increased from 2.82 percent in the first quarter of 2007, to 2.86 percent in the second quarter of 2007. In the past year, funding costs have increased as strong competition for retail deposits and a changing deposit mix to more higher-paying deposits continued.

Average loans for the second quarter of 2007 increased $81.8 million or 10.1 percent to $890.9 million from $809.2 million in the same period of 2006. The mortgage loan portfolio grew, on average, by $23.7 million or 5.0 percent, during this period, while the average commercial loan and commercial mortgage portfolios grew $51.4 million or 17.6 percent. In the second quarter of 2007, installment loans averaged a $7.1 million, or 24.9 percent increase, when compared with the same quarter in 2006. While the emphasis is to grow the commercial loan portfolios, new initiatives have also been instituted to increase the installment loan portfolios.

Average deposits grew $114.3 million, or 10.8 percent, in the second quarter of 2007, to $1.17 billion from $1.06 billion for the same period in 2006. Money markets and certificates of deposit remain the Corporation's fastest growing categories of deposits, as well as being the highest cost, averaging 3.95 percent and 4.89 percent, respectively, for the second quarter of 2007. For the second quarter of 2007, money market accounts averaged $371.6 million, an increase of $70.2 million, or 23.3 percent, over the same period in 2006, in large part due to the increase in the high yield money market account. Average certificates of deposit for the second quarter of 2007 and 2006 were $402.8 million and $345.0 million, respectively, an increase of $57.8 million or 16.8 percent. Higher promotional rates were offered for certificates of deposit opened at the new Summit Branch and other rates have remained competitive.

Average short-term borrowings declined $95.5 million to zero for the second quarter of 2007 from the same period last year, a result of the strategic decision to reduce exposure to high-cost, short-term borrowings and reduce interest rate risk. Overnight funds have also declined to zero for the second quarter of 2007 as compared to an average of $6.5 million for the same quarter of 2006. Average demand deposits increased $3.7 million or 2.0 percent in the second quarter of 2007 from the year ago period.

Average interest rates earned on interest-earning assets, on a tax-equivalent basis, rose 37 basis points to 5.82 percent for the second quarter of 2007 from
5.45 percent for the same quarter of 2006. Average interest rates earned on investment securities were 5.09 percent for the second quarter of 2007 as compared to 4.58 percent in the second quarter of 2006, an increase of 51 basis points. In the second quarter of 2007, average interest rates earned on loans were 6.10 percent, rising 19 basis points over the prior year's second quarter.

The average interest rate paid on interest-bearing liabilities in the second quarter of 2007 and 2006 was 3.67 percent and 3.34 percent, an increase of 33 basis points. While average rates paid on certificates of deposit increased 61 basis points and money market accounts increased 29 basis points to 4.89 percent and 3.95 percent, respectively, for the second quarter of 2007 when compared to the same quarter in 2006, average rates paid on borrowings declined 121 basis points to 3.51 percent. On average, the High-Yield Money Market account has grown by $202.9 million since the second quarter of 2006 and paid on average
4.16 percent in the second quarter of 2007. This growth has been offset, in part, by the $124.9 million decline in the Fed Tracker money market product, which was discontinued earlier this year, and paid on average 4.33 percent in the second quarter of 2006. The overall borrowing rate decline is mostly due to the repayment of short-term and overnight borrowings.

The cost of funds increased to 3.08 percent for the second quarter of 2007 as compared to 2.82 percent for the same period in 2006. Despite strong loan and deposit growth, the continued increase in funding costs was due to the very competitive market for retail deposits and the corresponding change in the funding mix into higher cost products.

On a tax-equivalent basis, net interest income for the six months ended June 30, 2007, before the provision for loan losses, was $17.5 million compared to $17.3 million for the same period of 2006, an increase of $123 thousand or 0.7 percent. The slight increase was primarily the result of higher loan volume and higher rates earned on investments and loans offset by higher rates paid on liabilities and lower investment volume. As noted above, rates on liabilities continue to rise and the mix of deposits has changed to include higher interest-bearing balances, which negatively affected net interest income. However, for the six months ended June 30, 2007, the change in the mix of interest-earning assets has increased the net interest income. The net interest margin on a fully tax-equivalent basis was 2.84 percent in the first six months of 2007 and 2006.

Average interest-earning assets were $1.23 billion for the six months ended June 30, 2007 as compared to $1.22 billion for the same period in 2006, and increase of $8.4 million, or 0.7 percent. For the first six months of 2007, average loan balances were $881.0 million, an increase of $88.8 million or 11.2 percent over the average of $792.2 million for the same six months in 2006. Average investment securities declined $93.7 million, or 21.9 percent, to $333.3 million, which is due to the balance sheet restructuring that occurred in the third quarter of 2006 and maturities. The average commercial loan and commercial mortgage portfolios grew $48.7 million or 17.2 percent, to $331.4 million for the six months ended June 30, 2007, from $282.7 million for the same period of 2006. The average mortgage loan portfolio was $496.0 million and $463.7 million for the six months ended June 30, 2007 and 2006, respectively, a $32.4 million, or 7.0 percent, Increase between such periods.

Average interest-bearing liabilities remained flat at $997.0 million for the six months ended June 30, 2007 and 2006, while the rates and the mix were responsible for the increase in interest expense. Average balances of money market accounts were $374.8 million and $292.3 million for the six months ended June 30, 2007 and 2006, respectively, an increase of $82.6 million or 28.3 percent. The Fed Tracker Money Market was discontinued earlier in 2007, but a High Yield Money Market product has been well received by customers and accounted for much of the growth in money market products. Average balances of certificates of deposits grew to $387.6 million for the first six months of 2007, an increase of $53.8 million or 16.1 percent over the average balances of $333.9 million during the same period in 2006. Average savings deposits declined $14.9 million or 17.2 percent and average interest-bearing checking deposits declined $5.4 million or 3.8 percent. Average non-interest-bearing demand deposits totaled $185.4 million and $181.6 million for the six months ended June 30, 2007 and 2006, respectively, an increase of $3.8 million or 2.1 percent.

For six months ended June 30, 2007, short-term borrowings averaged $2.1 million as compared to $110.3 million for the same period of 2006. This decline is a result of the strategic decision to reduce exposure to high-cost, short-term borrowings and reduce interest rate risk. Long-term borrowings averaged $23.4 million for the six months ended June 30, 2007 as compared to $31.2 million for the same period in 2006, a decline of $7.8 million or 24.9 percent, which was the result of maturities and repayments.

Average interest rates earned on interest-earning assets, on a tax-equivalent basis, rose 40 basis points to 5.79 percent for the first six months of 2007 from 5.39 percent for the first six months of 2006. Average interest rates earned on loans rose 22 basis points in the first six months of 2007 to 6.08 percent from 5.86 percent for the same period in 2006, despite a flattened yield curve and competitive pressure. For the six months ended June 30, 2007, the average interest rates earned on investment securities increased to 5.05 percent, rising 53 basis points from 4.52 percent in the same period in 2006.

The average interest rate paid on interest-bearing liabilities in the first six months of 2007 and 2006 was 3.65 percent and 3.13 percent, respectively, a 52 basis point increase. The average rate paid on certificates of deposit in the first six months of 2007 rose 78 basis points to 4.85 percent while average rates paid on money market accounts increased 65 basis points to 4.01 percent when compared to 3.36 percent for the same period in 2006. Average rates paid on checking deposits increased 24 basis points to 0.85 percent for the first six months of 2007 as compared to the same period of 2006 due to the increase in the rates paid on the interest-bearing checking products.

For the six months ended June 30, 2007,  the average rate paid on borrowings was
3.65 percent as compared to 4.52 percent for the same period in 2006, a decline of 87 basis points, due to the reduction in the balances on the higher cost short-term and overnight borrowings. Average overnight borrowing rates increased 77 basis points to 5.40 percent in the six months ended June 30, 2007 as compared to 4.63 percent in the year ago period. The cost of funds for the first six months of 2007 increased to 3.08 percent as compared to 2.65 percent for the same period in 2006.

The following tables reflect the components of net interest income for the periods indicated:


                                                     Average Balance Sheet
                                                           Unaudited
                                                         Quarters Ended
                                          (Tax-Equivalent Basis, Dollars in Thousands)

                                                      June 30, 2007                               June 30, 2006
                                                      -------------                               -------------
                                          Average        Income/                       Average        Income/
                                          Balance        Expense         Yield         Balance        Expense         Yield
                                          -------        -------         -----         -------        -------         -----
ASSETS:
Interest-earnings assets:
   Investments:
     Taxable (1)                        $   271,494    $     3,435           5.06%   $   370,962    $     4,151           4.47%
     Tax-exempt (1) (2)                      56,597            740           5.23         51,478            688           5.35
   Loans (2) (3)                            890,939         13,590           6.10        809,161         11,957           5.91
   Federal funds sold                        26,935            357           5.30          4,684             56           4.80
   Interest-earning deposits                    718             10           5.77            949             12           4.91
                                        -----------    -----------    -----------    -----------    -----------    -----------
   Total interest-earning assets          1,246,683    $    18,132           5.82%     1,237,234    $    16,864           5.45%
                                        -----------    -----------    -----------    -----------    -----------    -----------
Noninterest -earning assets:
   Cash and due from banks                   22,727                                       22,514
   Allowance for loan losses                 (6,896)                                      (6,416)
   Premises and equipment                    25,121                                       23,232
   Other assets                              26,851                                       23,492
                                        -----------                                  -----------
   Total noninterest-earning assets          67,803                                       62,822
                                        -----------                                  -----------
Total assets                            $ 1,314,486                                  $ 1,300,056
                                        ===========                                  ===========

LIABILITIES:
Interest-bearing deposits:
   Checking                             $   138,530    $       303           0.87%   $   141,999    $       240           0.68%
   Money markets                            371,605          3,669           3.95        301,391          2,758           3.66
   Savings                                   70,232            122           0.69         84,177            145           0.69
   Certificates of deposit                  402,787          4,927           4.89        344,959          3,692           4.28
                                        -----------    -----------    -----------    -----------    -----------    -----------
     Total interest-bearing deposits        983,154          9,021           3.67        872,526          6,835           3.13
   Borrowings                                23,224            204           3.51        133,020          1,570           4.72
                                        -----------    -----------    -----------    -----------    -----------    -----------
   Total interest-bearing liabilities     1,006,378          9,225           3.67      1,005,546          8,405           3.34
                                        -----------    -----------    -----------    -----------    -----------    -----------
Noninterest bearing liabilities
   Demand deposits                          190,432                                      186,769
   Accrued expenses and
     other liabilities                       11,235                                        8,242
                                        -----------                                  -----------
   Total noninterest-bearing
     liabilities                            201,667                                      195,011
Shareholders' equity                        106,441                                       99,499
                                        -----------                                  -----------
   Total liabilities and
     shareholders' equity               $ 1,314,486                                  $ 1,300,056
                                        ===========                                  ===========
   Net Interest income
     (tax-equivalent basis)                                  8,907                                        8,459
     Net interest spread                                                     2.15%                                        2.11%
                                                                      ===========                                  ===========
     Net interest margin (4)                                                 2.86%                                        2.73%
                                                                      ===========                                  ===========
Tax equivalent adjustment                                     (237)                                        (283)
                                                       -----------                                  -----------
Net interest income                                    $     8,670                                  $     8,176
                                                       ===========                                  ===========

                                                              16

                                                     Average Balance Sheet
                                                           Unaudited
                                                         Year-To Date
                                         (Tax-Equivalent Basis, Dollars in Thousands)


                                                      June 30, 2007                               June 30, 2006
                                                      -------------                               -------------
                                          Average        Income/                       Average        Income/
                                          Balance        Expense         Yield         Balance        Expense         Yield
                                          -------        -------         -----         -------        -------         -----
ASSETS:
Interest-earnings assets:
   Investments:
     Taxable (1)                        $   276,786    $     6,944            5.02%  $   372,494    $     8,216            4.41%
     Tax-exempt (1) (2)                      56,549          1,479            5.23        54,540          1,440            5.28
   Loans (2) (3)                            880,978         26,783            6.08       792,182         23,219            5.86
   Federal funds sold                        16,468            436            5.30         3,090             72            4.67
   Interest-earning deposits                    807             21            5.36           927             21            4.48
                                        -----------    -----------     -----------   -----------    -----------     -----------
   Total interest-earning assets          1,231,588    $    35,663            5.79%    1,223,233    $    32,968            5.39%
                                        -----------    -----------     -----------   -----------    -----------     -----------
Noninterest -earning assets:
   Cash and due from banks                   22,926                                       22,205
   Allowance for loan losses                 (6,833)                                      (6,458)
   Premises and equipment                    24,765                                       22,478
   Other assets                              26,748                                       23,304
                                        -----------                                  -----------
   Total noninterest-earning assets          67,606                                       61,529
                                        -----------                                  -----------
Total assets                            $ 1,299,194                                  $ 1,284,762
                                        ===========                                  ===========

LIABILITIES:
Interest-bearing deposits:
   Checking                             $   137,740    $       585            0.85%  $   143,153    $       436            0.61%
   Money markets                            374,825          7,506            4.01       292,257          4,905            3.36
   Savings                                   71,397            246            0.69        86,274            295            0.68
   Certificates of deposit                  387,618          9,391            4.85       333,866          6,789            4.07
                                        -----------    -----------     -----------   -----------    -----------     -----------
     Total interest-bearing deposits        971,580         17,728            3.65       855,550         12,425            2.90
   Borrowings                                25,564            467            3.65       141,490          3,198            4.52
                                        -----------    -----------     -----------   -----------    -----------     -----------
   Total interest-bearing liabilities       997,144         18,195            3.65       997,040         15,623            3.13
                                        -----------    -----------     -----------   -----------    -----------     -----------
Noninterest bearing liabilities
   Demand deposits                          185,368                                      181,612
   Accrued expenses and
     other liabilities                       11,101                                        6,577
                                        -----------                                  -----------
   Total noninterest-bearing
     liabilities                            196,469                                      188,189
Shareholders' equity                        105,581                                       99,533
                                        -----------                                  -----------
   Total liabilities and
     shareholders' equity               $ 1,299,194                                  $ 1,284,762
                                        ===========                                  ===========
   Net Interest income
     (tax-equivalent basis)                                 17,468                                       17,345
     Net interest spread                                                      2.14%                                        2.26%
                                                                       ===========                                  ===========
     Net interest margin (4)                                                  2.84%                                        2.84%
                                                                       ===========                                  ===========
Tax equivalent adjustment                                     (474)                                        (592)
                                                       -----------                                  -----------
Net interest income                                    $    16,994                                  $    16,753
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

OTHER INCOME: In the second quarter of 2007, other income was $3.6 million as compared to $3.0 million in the second quarter of 2006, an increase of $569 thousand, or 19.0 percent. PGB Trust and Investments, the Bank's trust division, generated $2.5 million in fee income in the second quarter of 2007, an increase of $381 thousand or 18.3 percent over the same quarter of 2006. At June 30, 2007, the market value of trust assets under administration was in excess of $2.0 billion, an increase of $259.8 million or 14.7 percent over the market value at June 30, 2006.

The Corporation recorded $220 thousand of securities gains in the second quarter of 2007 as compared to $5 thousand in the same quarter of 2006. Other income, excluding trust fee income and securities gains, totaled $881 thousand for the second quarter in 2007 as compared to $908 thousand for the same period a year ago.

Other income for the first six months in 2007 and 2006 was $6.7 million and $6.2 million, respectively, a $571 thousand, or 9.2 percent, increase between such periods. PGB Trust and Investments generated fee income of $4.6 million for the first half of 2007 as compared to $4.3 million for the same period in 2006, an increase of 278 thousand or 6.4 percent. While all other income categories in 2007 remained flat to the first six months of 2006 at $1.8 million, the Corporation recorded $382 thousand of securities gains in the first half of 2007 as compared to $56 thousand in the same six months of 2006.

The following table presents the components of other income for the periods indicated:

                               Three Months Ended        Six Months Ended
                                    June 30,                 June 30,
(In thousands)                 2007         2006         2007         2006
                            ----------   ----------   ----------   ----------
Trust department income     $    2,459   $    2,078   $    4,601   $    4,323
Service charges and fees           513          489        1,003          960
Bank owned life insurance          221          207          437          411
Other non-interest income           68          130          162          238
Safe deposit rental fees            56           55          121          118
Fees for other services             23           27           42           71
Securities gains                   220            5          382           56
                            ----------   ----------   ----------   ----------
     Total other income     $    3,560   $    2,991   $    6,748   $    6,177
                            ==========   ==========   ==========   ==========

OTHER EXPENSES: Other expenses totaled $8.0 million for the second quarter of 2007, as compared to $7.4 million recorded in the same quarter of 2006, an increase of $633 thousand or 8.6 percent. Salaries and benefits, the Corporation's largest non-interest expense, was $4.4 million for the second quarter of 2007 as compared to $3.9 million for the same period of 2006, an increase of $427 thousand or 10.9 percent. In the past year, the Bank has added new lenders who have contributed to the growth in the commercial and construction loan portfolios as well as new Trust officers who have contributed to the growth in PGB Trust and Investments. In addition, normal salary increases, branch expansion, higher group health insurance and pension plan costs contributed to the increase.

Premises and equipment expense increased $54 thousand, or 3.2 percent, from the second quarter of 2006 to $1.7 million in the second quarter in 2007. Excluding salaries and benefits and premises and equipment expenses, all other expense categories in total rose to $1.9 million from $1.8 million, an increase of $152 thousand, or 8.6 percent. For the three months ended June 30, 2007, professional services increased $187 thousand, more than doubling due to increased legal and other professional fees, as well as higher recruitment fees to fill new lending positions. Advertising expense rose $174 thousand, or 76.7 percent, to $401 thousand for the second quarter of 2007 as compared to the same period a year ago due to the additional advertising for the new Summit Branch and trust advertising. Expenses, including stationery and supplies, delivery, postage, telephone, etc., declined $209 thousand or 15.3 percent to $1.2 million for the first half of 2007 as compared to the same period in 2006.

For the six months ended June 30, 2007, other expenses totaled $15.6 million, an increase of $1.1 million or 7.4 percent over the same period in 2006. Salaries and benefits expense was $8.6 million for the first half of 2007 as compared to $7.8 million for the same six months in 2006, an increase of $823 thousand or
10.6 percent. This year-to-date increase continues to reflect the Bank's investment in additional commercial lenders and Trust officers who have contributed to the growth in their respective departments.

For the first half of 2007, premises and equipment expense was $3.6 million as compared to $3.4 million for the same period in 2006, an increase of $184 thousand, or 5.4 percent. The increase is due in part to the additional expenses, such as depreciation, utilities and various equipment associated with a new branch and additional employees.

Excluding salaries and benefits and premises and equipment expenses, all other expense categories totaled $3.4 million and $3.3 million for the six months ended June 30, 2007 and 2006, respectively, an increase of $65 thousand, or 2.0 percent. For this year-to-date period, professional services increased $264 thousand, or 73.5 percent, as compared to the first six months of 2006, due to increased legal, recruitment and other professional fees. Advertising expense rose $104 thousand, or 25.4 percent, to $514 thousand for the second quarter of 2007 as compared to the same period a year ago due to the additional advertising for the new Summit Branch and trust advertising. These increases were offset, in part, by decreases in other expense categories, stationery and supplies, delivery, postage, telephone, etc. These other expenses totaled $2.2 million and $2.5 million for the six months ended June 30, 2007 and 2006, respectively. Although postage remained flat for the first half of the year, we anticipate it increasing comparatively, in the coming quarters due to the postage increase that took effect in May.

While the Corporation strives to control costs, new branches are vital to our future growth and profitability. Deposit and loan growth continues as we add new markets and expand our staff to include professional commercial lenders. The Corporation continues to strive to operate in an efficient manner.

The following table presents the components of other expense for the periods indicated:

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
(In thousands)                      2007        2006        2007        2006
                                 ----------  ----------  ----------  ----------
Salaries and employee benefits   $    4,360  $    3,933  $    8,614  $    7,791
Premises and equipment                1,748       1,694       3,603       3,419
Professional fees                       350         163         623         359
Advertising                             401         227         514         410
Telephone                               105         105         211         197
Trust department expense                131         122         230         237
Postage                                  82          84         166         169
Stationery and supplies                 117         115         195         223
Other expense                           725         943       1,421       1,700
                                 ----------  ----------  ----------  ----------
     Total other expense         $    8,019  $    7,386  $   15,577  $   14,505
                                 ==========  ==========  ==========  ==========

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $5.9 million and $3.9 million at
June 30, 2007 and 2006 respectively. Loans past due in excess of 90 days and still accruing are in the process of collection and we believe to be well secured. The balance of non-performing assets at June 30, 2007 includes two commercial loans totaling $5.3 million. These loans are both well collateralized by properties with appraised values in excess of the loan amounts. Peapack-Gladstone Bank has no sub-prime loans or other higher-interest rate loans to consumers with impaired or non-existent credit histories in its mortgage loan portfolio.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                                June 30,
(In thousands)                                              2007         2006
                                                         ---------    ---------
Loans past due in excess of 90 days and still accruing   $     237    $       2
Non-accrual loans                                            5,674        3,874
                                                         ---------    ---------
     Total non-performing assets                         $   5,911    $   3,876
                                                         =========    =========

Non-performing loans as a % of total loans                    0.66%        0.46%
Non-performing assets as a % of total loans plus
   other real estate owned                                    0.66%        0.46%
Allowance as a % of total loans                               0.78%        0.78%

PROVISION FOR LOAN LOSSES: The provision for loan losses was $100 thousand for the second quarters of 2007 and 2006, while the provision for loan losses for the first six months of 2007 and 2006 was $225 thousand and $139 thousand, respectively. In 2006, the provision for loan losses was offset by $61 thousand, representing the provision for losses on letters of credit and unfunded lines of credit, which was recorded in other expenses.

The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management's evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.

For the second quarter of 2007 and the second quarter of 2006, there were no net charge-offs or recoveries. Net recoveries for the six months ended June 30, 2007 was $1 thousand as compared to net charge-offs of $3 thousand for the six months ended June 30, 2006.

     A summary of the allowance for loan losses for the periods indicated:

         (In thousands)                              2007          2006
                                                 ----------    ----------
         Balance, January 1,                     $    6,768    $    6,378
         Provision charged to expense                   225           139
         Charge-offs                                     (2)           (4)
         Recoveries                                       3             1
                                                 ----------    ----------
         Balance, June 30,                       $    6,994    $    6,514
                                                 ==========    ==========

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 31.6 percent and 26.8 percent for the quarters ended June 30, 2007 and 2006, respectively. Pre-tax income increased to $4.1 million for the second quarter in 2007 from $3.7 million for the same period in of 2006. For the first six months in 2007 and 2006, income tax expense as a percentage of pre-tax income was 30.7 percent and 28.3 percent, respectively. The higher effective tax rate in both periods in 2007 is primarily due to a higher effective state tax rate paid by the Real Estate Investment Trust subsidiary.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At June 30, 2007, total shareholders' equity, including net unrealized losses on securities available for sale, was $106.1 million, representing an increase in total shareholders' equity from what was recorded at December 31, 2006, of $2.4 million or 2.3 percent. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative preferred stock, less goodwill and certain other intangibles. The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At June 30, 2007, the Corporation's Tier 1 Capital and Total Capital ratios were 15.43 percent and 16.42 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at June 30, 2007, was 8.42 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $46.8 million at June 30, 2007. In addition, the Corporation has $267.5 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below. Book value as of June 30, 2007, of investment securities and securities available for sale maturing within one year amounted to $10.8 million and $18.4 million, respectively.

The primary source of funds available to meet liquidity needs is the Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of June 30, 2007, core deposits were in excess of $1.0 billion.

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

In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." Statement 156 provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. The adoption of Statement 156 did not have a material impact on the Corporation's consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2007).

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

                           PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes in the Corporation's risk factors during the six months ended June 30, 2007 from the risk factors disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds


                                  Issuer Purchases of Equity Securities

                                                               Total Number of
                                                                    Shares             Maximum Number
                                   Total                         Purchased as        Of Shares That May
                                 Number of       Average       Part of Publicly       Yet be Purchased
                                  Shares        Price Paid     Announced Plans       Under the Plans or
          Period                 Purchased      Per Share        Or Programs              Programs
----------------------------    ----------    ------------    ------------------     ------------------

April 1-30, 2007                    --        $     --                --                   89,100
May 1-31, 2007                      --              --                --                   89,100
June 1-30, 2007                     --              --                --                   89,100
                                ----------    ------------    ------------------
   Total                            --        $     --                --
                                ==========    ============    ==================

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of shareholders held on April 24, 2007, in the Borough of Peapack-Gladstone, New Jersey, the following persons were elected as directors of Peapack-Gladstone Financial Corporation for a term of one year:

                DIRECTORS                  FOR               WITHHELD

         Anthony J. Consi II             6,704,850            105,101
         Pamela Hill                     6,715,301             94,650
         Frank A. Kissel                 6,744,031             65,920
         John D. Kissel                  6,741,309             68,642
         James R. Lamb                   6,539,713            270,238
         Edward A. Merton                6,712,284             97,667
         F. Duffield Meyercord           6,735,837             74,114
         John R. Mulcahy                 6,699,556            110,395
         Robert M. Rogers                6,744,373             65,578
         Philip W. Smith III             6,736,959             72,992
         Craig C. Spengeman              6,738,166             71,785

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


                           PEAPACK-GLADSTONE FINANCIAL CORPORATION
                           (Registrant)


DATE:  August 9, 2007      By: /s/ Frank A. Kissel
                           ----------------------------------------------------
                           Frank A. Kissel
                           Chairman of the Board and Chief Executive Officer


DATE:  August 9, 2007      By: /s/ Arthur F. Birmingham
                           ----------------------------------------------------
                           Arthur F. Birmingham
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