Form 10-Q
period 2007-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2007-11-09
CIK 1050743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer |_|    Accelerated filer |X|   Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No X.

      Number of shares of Common Stock outstanding as of November 1, 2007:
                                    8,313,089

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                          PART 1 FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited):
         Consolidated Statements of Condition September 30, 2007 and
         December 31, 2006                                                    Page 3
         Consolidated Statements of Income for the three and nine months
         ended September 30, 2007 and 2006                                    Page 4
         Consolidated Statements of Changes in Shareholders' Equity
         for the nine months ended September 30, 2007 and 2006                Page 5
         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2007 and 2006                                    Page 6
         Notes to Consolidated Financial Statements                           Page 7
Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            Page 11
Item 3   Quantitative and Qualitative Disclosures about Market Risk           Page 22
Item 4   Controls and Procedures                                              Page 22

                     PART 2 OTHER INFORMATION

Item 1A  Risk Factors                                                         Page 23
Item 2   Unregistered Sales of Equity Securities and Use of
         Proceeds                                                             Page 23
Item 6   Exhibits                                                             Page 24

Item 1. Financial Statements (Unaudited)

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                    September 30,        December 31,
                                                                                        2007                 2006
                                                                                    -------------        ------------
ASSETS
Cash and due from banks                                                             $      22,763        $      23,190
Federal funds sold                                                                          1,620                  103
Interest-earning deposits                                                                     883                6,965
                                                                                    -------------        -------------
   Total cash and cash equivalents                                                         25,266               30,258

Investment securities held to maturity (approximate market
   value $49,233 in 2007 and $54,523 in 2006)                                              49,684               55,165

Securities available for sale                                                             266,420              286,186

Loans                                                                                     943,356              870,153
   Less: Allowance for loan losses                                                          7,112                6,768
                                                                                    -------------        -------------
   Net Loans                                                                              936,244              863,385

Premises and equipment                                                                     25,726               24,059
Accrued interest receivable                                                                 5,920                5,181
Cash surrender value of life insurance                                                     19,265               18,689
Other assets                                                                                6,428                5,453
                                                                                    -------------        -------------
     TOTAL ASSETS                                                                   $   1,334,953        $   1,288,376
                                                                                    =============        =============

LIABILITIES
Deposits:
   Noninterest-bearing demand deposits                                              $     184,725        $     196,519
   Interest-bearing deposits:
     Checking                                                                             121,406              142,676
     Savings                                                                               68,961               73,998
     Money market accounts                                                                387,137              366,874
     Certificates of deposit over $100,000                                                146,895              126,014
     Certificates of deposit less than $100,000                                           242,273              238,655
                                                                                    -------------        -------------
Total deposits                                                                          1,151,397            1,144,736
Borrowings                                                                                 64,923               23,964
Accrued expenses and other liabilities                                                     11,496               15,913
                                                                                    -------------        -------------
     TOTAL LIABILITIES                                                                  1,227,816            1,184,613
                                                                                    -------------        -------------

SHAREHOLDERS' EQUITY
Common stock (no par value; $0.83 per share;
   authorized 20,000,000 shares; issued shares, 8,576,598 at
   September 30, 2007 and 8,497,463 at December 31, 2006;
   outstanding shares, 8,313,138 at September 30, 2007 and
   8,270,973 at December 31, 2006)                                                          7,147                7,081
Surplus                                                                                    90,638               89,372
Treasury stock at cost, 263,460 shares at September 30, 2007
   and 226,490 shares at December 31, 2006                                                 (6,016)              (4,999)
Retained earnings                                                                          19,369               15,038
Accumulated other comprehensive loss, net of income tax                                    (4,001)              (2,729)
                                                                                    -------------        -------------
     TOTAL SHAREHOLDERS' EQUITY                                                           107,137              103,763
                                                                                    -------------        -------------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                       $   1,334,953        $   1,288,376
                                                                                    =============        =============

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                        September 30,
                                                                     2007              2006               2007               2006
                                                                 -----------       -----------        -----------       -----------
INTEREST INCOME
Interest and fees on loans                                       $    14,163       $    13,040        $    40,918       $    36,235
Interest on investment securities held to maturity:
   Taxable                                                               204               251                655               825
   Tax-exempt                                                            259               336                804             1,035
Interest on securities available for sale:
   Taxable                                                             3,227             3,758              9,720            11,399
   Tax-exempt                                                            245                88                733               262
Interest-earning deposits                                                  9                21                 30                42
Interest on federal funds sold                                           149                30                585               102
                                                                 -----------       -----------        -----------       -----------
   Total interest income                                              18,256            17,524             53,445            49,900

INTEREST EXPENSE
Interest on savings and interest-bearing deposit
   accounts                                                            4,150             3,794             12,487             9,430
Interest on certificates of deposit over $100,000                      1,826             1,520              5,242             3,796
Interest on other time deposits                                        3,029             2,719              9,004             7,232
Interest on borrowed funds                                               364             1,636                831             4,834
                                                                 -----------       -----------        -----------       -----------
   Total interest expense                                              9,369             9,669             27,564            25,292
                                                                 -----------       -----------        -----------       -----------

   NET INTEREST INCOME BEFORE
   PROVISION FOR LOAN LOSSES                                           8,887             7,855             25,881            24,608

Provision for loan losses                                                125                64                350               264
                                                                 -----------       -----------        -----------       -----------

   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                           8,762             7,791             25,531            24,344
                                                                 -----------       -----------        -----------       -----------

OTHER INCOME
Trust department income                                                2,252             1,872              6,853             6,195
Service charges and fees                                                 494               503              1,497             1,463
Bank owned life insurance                                                223               210                660               622
Securities gains/(losses)                                                 --            (1,837)               382            (1,781)
Other income                                                             195               167                520               593
                                                                 -----------       -----------        -----------       -----------
   Total other income                                                  3,164               915              9,912             7,092
                                                                 -----------       -----------        -----------       -----------

OTHER EXPENSES
Salaries and employee benefits                                         4,402             3,908             13,016            11,700
Premises and equipment                                                 1,981             1,792              5,583             5,211
Other expenses                                                         1,715             1,571              5,076             4,804
                                                                 -----------       -----------        -----------       -----------
   Total other expenses                                                8,098             7,271             23,675            21,715
                                                                 -----------       -----------        -----------       -----------

INCOME BEFORE INCOME TAX EXPENSE                                       3,828             1,435             11,768             9,721
Income tax expense                                                     1,179                44              3,614             2,389
                                                                 -----------       -----------        -----------       -----------
   NET INCOME                                                    $     2,649       $     1,391        $     8,154       $     7,332
                                                                 ===========       ===========        ===========       ===========
EARNINGS PER SHARE
Basic                                                            $      0.32       $      0.17        $      0.98       $      0.89
Diluted                                                          $      0.32       $      0.17        $      0.97       $      0.88

Average basic shares outstanding                                   8,321,702         8,260,047          8,295,563         8,269,966
Average diluted shares outstanding                                 8,406,966         8,373,440          8,386,512         8,379,264

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                    2007             2006
                                                                -----------       -----------
Balance, beginning of period                                    $   103,763       $    99,155

Comprehensive income:

   Net income                                                         8,154             7,332

   Unrealized holding (losses)/gains on securities
     arising during the period, net of tax                           (1,024)            2,405
   Less: reclassification adjustment for gains/(losses)
     included in net income, net of tax                                 248            (1,194)
                                                                -----------       -----------
                                                                     (1,272)            1,211
                                                                -----------       -----------

   Total comprehensive income                                         6,882             8,543

Common stock options exercised                                        1,070               176

Purchase of treasury stock                                           (1,017)             (924)

Cash dividends declared                                              (3,823)           (3,553)

Stock-based compensation expense                                        151                43

Tax benefit on disqualifying and nonqualifying
   exercise of stock options                                            111                29
                                                                -----------       -----------
Balance, September 30,                                          $   107,137       $   103,469
                                                                ===========       ===========

See accompanying notes to consolidated financial statements.

                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                            2007               2006
                                                                        -----------        -----------
OPERATING ACTIVITIES:
Net income:                                                             $     8,154        $     7,332
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                                  1,650              1,539
Amortization of premium and accretion of
   discount on securities, net                                                  244                406
Provision for loan losses                                                       350                264
Tax benefit on stock option exercises                                          (111)               (29)
(Gains)/losses on security sales                                               (382)             1,781
Gain on loans sold                                                               --                 (3)
Proceeds from sales of loans                                                  2,821                622
Gain on disposal of fixed assets                                                 (3)               (16)
Stock-based compensation                                                        151                 43
Increase in cash surrender value of life insurance, net                        (576)              (544)
Increase in accrued interest receivable                                        (739)              (387)
(Increase)/decrease in other assets                                               3                421
(Decrease)/increase in accrued expenses and other liabilities                (4,510)             2,180
                                                                        -----------        -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                                  7,052             13,609
                                                                        -----------        -----------

INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity            7,000             17,816
Proceeds from maturities of securities available for sale                    37,748             53,744
Proceeds from calls of investment securities held to maturity                   150                 --
Proceeds from calls of securities available for sale                          3,000              6,000
Proceeds from sales of securities available for sale                          2,108             60,330
Purchase of investment securities held to maturity                           (1,743)            (2,463)
Purchase of securities available for sale                                   (25,017)           (54,820)
Purchase of loans                                                                --            (26,774)
Net increase in loans                                                       (76,030)           (66,724)
Purchases of premises and equipment                                          (3,344)            (3,689)
Disposal of premises and equipment                                               30                 16
                                                                        -----------        -----------
   NET CASH USED IN INVESTING ACTIVITIES                                    (56,098)           (16,564)
                                                                        -----------        -----------

FINANCING ACTIVITIES:
Net increase in deposits                                                      6,661             44,538
Net increase/(decrease) in other borrowings                                  34,300            (33,000)
Proceeds from Federal Home Loan Bank advances                                 8,000                 --
Repayments of Federal Home Loan Bank advances                                (1,341)            (1,301)
Cash dividends paid                                                          (3,730)            (3,474)
Tax benefit on stock option exercises                                           111                 29
Exercise of stock options                                                     1,070                176
Purchase of treasury stock                                                   (1,017)              (924)
                                                                        -----------        -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                 44,054              6,044
                                                                        -----------        -----------
Net increase in cash and cash equivalents                                    (4,992)             3,089
Cash and cash equivalents at beginning or period                             30,258             23,499
                                                                        -----------        -----------
Cash and cash equivalents at end of period                              $    25,266        $    26,588
                                                                        ===========        ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                             $    26,606        $    24,068
   Income taxes                                                               4,501              2,031

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

For the three months ended September 30, 2007 and 2006, the Corporation recorded total compensation expense for share-based payment arrangements of $53 thousand and $14 thousand, respectively, with a recognized tax benefit of $3 thousand on non-qualified stock option grants for the three months ended September 30, 2007. There was no recognized tax benefit for the three months ended September 30, 2006.

For the nine months ended September 30, 2007 and 2006, the Corporation recorded total compensation expense for share-based payment arrangements of $151 thousand and $43 thousand, respectively, with a recognized tax benefit of $10 thousand on non-qualified stock option grants for the nine months ended September 30, 2007. There was no recognized tax benefit for the nine months ended September 30, 2006.

As of September 30, 2007, there was approximately $686 thousand of unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Corporation's stock incentive plans. This expense is expected to be recognized over a weighted average period of 2.0 years.

For the Corporation's stock option plans for employees, changes in options outstanding during the nine months ended September 30, 2007 were as follows:

                                                          Number         Exercise         Weighted           Aggregate
                                                            Of             Price           Average           Intrinsic
(Dollars in thousands except share data)                  Shares         Per Share      Exercise Price         Value
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                                413,916       $11.85-$32.14     $22.80                $2,376
Granted                                                    48,445         25.10-31.01      28.12
Exercised                                                 (58,540)        11.85-26.65      12.26
Forfeited                                                  (3,061)        16.86-29.50      23.20
                                                      ----------------------------------------------------------------
Balance, September 30, 2007                               400,760       $12.86-$32.14     $24.97                $1,077
                                                      ================================================================
Options exercisable, September 30, 2007                   335,079                                               $1,074
                                                      ================================================================

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the third quarter of 2007 and the weighted average exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $922 thousand and $44 thousand, respectively.

The Corporation also has non-qualified stock option plans for non-employee directors. Changes in options outstanding during the nine months ended September 30, 2007 were as follows:

                                                  Number           Exercise           Weighted        Aggregate
                                                    Of               Price             Average        Intrinsic
(Dollars in thousands except share data)          Shares           Per Share       Exercise Price       Value
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 2006                         189,553       $15.68-$28.89            $23.16        $1,015
Granted                                             17,600               28.10             28.10
Exercised                                          (20,595)        15.68-17.53             17.15
                                               ----------------------------------------------------------------
Balance, September 30, 2007                        186,558       $15.68-$28.89            $24.29          $609
                                               ================================================================
Options exercisable, September 30, 2007            168,958                                                $609
                                               ================================================================

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation's closing stock price on the last trading day of the third quarter of 2007 and the weighted average exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $242 thousand and $72 thousand, respectively.

The per share weighted-average fair value of stock options granted during the first nine months of 2007 and 2006 for all plans was $10.38 and $7.91, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

                                                  2007          2006
                                              ----------     ----------
              Dividend yield                       2.00%          2.08%
              Expected volatility                    43%            34%
              Expected life                      5 years        5 years
              Risk-free interest rate              4.56%          4.83%

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

                                                            Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
(In Thousands, except per share data)                       2007         2006         2007          2006
                                                         ----------   ----------   ----------    ----------
Net Income to Common Shareholders                        $    2,649   $    1,391   $    8,154    $    7,332

Basic Weighted-Average Common Shares Outstanding          8,321,702    8,260,047    8,295,563     8,269,966
Plus: Common Stock Equivalents                               85,264      113,393       90,949       109,298
                                                         ----------   ----------   ----------    ----------
Diluted Weighted-Average Common Shares Outstanding        8,406,966    8,373,440    8,386,512     8,379,264
Net Income Per Common Share
Basic                                                    $     0.32   $     0.17   $     0.98    $     0.89
Diluted                                                        0.32         0.17         0.97          0.88

Options to purchase 379,708 shares of common stock at a weighted average price of $28.78 per share were outstanding and were not included in the computation of diluted earnings per share in the third quarter of 2007 because the option price was greater than the average market price. Options to purchase 318,941 shares of common stock at a weighted average price of $28.89 per share were outstanding and were not included in the computation of diluted earnings per share in the third quarter of 2006 because the option price was greater than the average market price.

Options to purchase 375,268 shares of common stock at a weighted average price of $28.80 per share were outstanding and were not included in the computation of diluted earnings per share in the nine months ended September 30, 2007 because the option price was greater than the average market price. Options to purchase 318,641 shares of common stock at a weighted average price of $28.89 per share were outstanding and were not included in the computation of diluted earnings per share in the first nine months of 2006 because the option price was greater than the average market price.

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

Comprehensive Income: The difference between the Corporation's net income and total comprehensive income for the three and nine months ended September 30, 2007 and 2006 relates to the change in the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses. Total comprehensive income for the third quarter of 2007 was $2.5 million and $5.3 million for the same quarter in 2006. Total comprehensive income for the nine months ended September 30, 2007 and 2006 was $6.9 million and $8.5 million, respectively.

Reclassification: Certain reclassifications have been made in the prior periods' financial statements in order to conform to the 2007 presentation.

2. LOANS

Loans outstanding as of September 30, consisted of the following:

(In thousands)                                           2007            2006
                                                     -----------     -----------
Residential real estate                              $   497,640     $   496,516
Commercial real estate                                   207,871         161,316
Commercial loans                                         124,042         104,559
Construction loans                                        59,722          44,941
Consumer loans                                            36,688          35,300
Other loans                                               17,393          18,707
                                                     -----------     -----------
   Total loans                                       $   943,356     $   861,339
                                                     ===========     ===========

Non-performing assets, which include other real estate owned (OREO), loans past due in excess of 90 days and still accruing and non-accrual loans, totaled $5.6 million at September 30, 2007 and $615 thousand at September 30, 2006. The balance of non-performing assets at September 30, 2007 includes two commercial loans totaling $5.3 million. These loans are both well collateralized by properties with appraised values in excess of the loan amounts.

3. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $30.6 million and $30.4 million at September 30, 2007 and 2006, respectively, with a weighted average interest rate of 3.61 percent and 3.60 percent, respectively. Advances totaling $22.6 million are secured by blanket pledges of certain 1-4 family residential mortgages totaling $245.0 million and advances totaling $8.0 million are secured by pledges of investment securities totaling $9.2 million at September 30, 2007. At September 30, 2007, advances totaling $25.0 million have fixed maturity dates, while advances totaling $5.6 million were amortizing advances with monthly payments of principal and interest.

There were no short-term borrowings from the FHLB at September 30, 2007 or 2006, nor were there any short-term borrowings during 2007. However, for the nine months ended September 30, 2006 short-term borrowings averaged $78.0 million with a weighted average interest rate of 4.99 percent.

Overnight borrowings at September 30, 2007 and 2006 totaled $34.3 million and $44.5 million, respectively. For the nine months ended September 30, 2007 and 2006, overnight borrowings from the FHLB averaged $3.9 million with a weighted average interest rate of 5.25 percent and $28.6 million with a weighted average interest rate of 5.03 percent, respectively.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2007                                                                 $    4,000
2008                                                                        370
2009                                                                      2,000
2010                                                                     14,183
2011                                                                      3,000
Over 5 years                                                              7,070
                                                                     ----------
   Total                                                             $   30,623
                                                                     ==========

4. BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees.

The net periodic expense for the periods indicated included the following components:

                                            Three Months Ended                Nine Months Ended
                                               September 30,                     September 30,
(In thousands)                             2007             2006             2007              2006
                                        -----------      -----------      -----------      -----------
Service cost                            $       438      $       417      $     1,315      $     1,252
Interest cost                                   195              164              584              494
Expected return on plan assets                 (252)            (224)            (756)            (673)
Amortization of:
  Net loss                                       10               19               27               56
  Unrecognized remaining net assets              (2)              (2)              (5)              (5)
                                        -----------      -----------      -----------      -----------
Net periodic benefit cost               $       389      $       374      $     1,165      $     1,124
                                        ===========      ===========      ===========      ===========

As previously disclosed in the financial statements for the year ended December 31, 2006, the Corporation expects to contribute $1.0 million to its pension plan in 2007. As of September 30, 2007, contributions of $810 thousand had been made for the current year.

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

      o Effectiveness of the Corporation's balance sheet restructuring initiative

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

The provision for loan losses is based upon management's evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectibility may not be assured, the existence and estimated net realizable value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's provision for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation's loans are secured by real estate located in the State of New Jersey. Accordingly, the collectibility of a substantial portion of the carrying value of the Corporation's loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values decline or should New Jersey experience adverse economic conditions. Future adjustments to the provision for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation's control.

EXECUTIVE SUMMARY: The Corporation's net income was $2.6 million for the third quarter of 2007, an increase of $1.3 million or 90.4 percent compared to the same period last year. Diluted earnings per share were $0.32 for the third quarter of 2007 and $0.17 for the third quarter of 2006. This is primarily due to the impact of the 2006 balance sheet restructuring initiative that resulted in an after-tax charge of $1.1 million, or $0.13 per diluted share. The annualized return on average assets was 0.81 percent and the annualized return on average equity was 9.91 percent for the third quarter of 2007.

Net income was $8.2 million, for the nine months ended September 30, 2007, as compared to $7.3 million for the same period in 2006, an increase of $822 thousand or 11.2 percent. Diluted earnings per share were $0.97 for the nine-month period of 2007 compared to $0.88 for the same period in 2006. The return on average assets was 0.83 percent and the return on average equity was
10.25 percent for the nine months ended September 30, 2007.

Excluding the 2006 restructuring impact on quarterly earnings, the Corporation would have reported income of $2.5 million in the third quarter of 2006 as compared to $2.6 million in the third quarter of 2007, an increase of $140 thousand, or 5.6 percent. Diluted earnings per share excluding the restructuring charge were $0.30 in the third quarter of 2006 as compared to $0.32 in the same quarter of 2007. Net income for the first nine months of 2007 declined $296 thousand, or 3.5 percent, when compared to $8.5 million for the first nine months of 2006 excluding the impact of the restructuring initiative. Diluted earnings per share excluding the restructuring charge were $1.01 for the nine months ended September 30, 2006. The Corporation considers the securities loss as a result of the balance sheet restructuring initiative in 2006 to be an unusual transaction and comparing net income without considering securities losses and gains provides a better analysis of net income trends.

Net interest income, on a fully tax-equivalent basis, was $9.1 million in the third quarter of 2007, an increase of $980 thousand or 12.0 percent from the same quarter last year. The net interest margin was 2.92 percent for the third quarter as compared to 2.59 percent for the same quarter of 2006 and 2.86 percent in the second quarter of 2007.

For the third quarter of 2007, average loans increased $61.5 million, or 7.2 percent, to $917.6 million from $856.1 million for the same quarter of 2006. The Corporation's long-term plan calls for a substantial shift in the asset mix, with more emphasis on higher yielding commercial loans and commercial mortgages and less emphasis on residential mortgages. Most of the loan growth this quarter was in the commercial loan portfolios. While the Corporation believes that it has been successful in growing the commercial business, its conservative underwriting requirements have not changed materially. Loan rates increased eight basis points from the third quarter of 2006 to 6.18 percent for the same quarter of 2007.

For the third quarter of 2007, average deposits grew $77.4 million, or 7.2 percent, to $1.16 billion from $1.08 billion for the third quarter of 2006. Rates paid for interest-bearing deposits in the third quarter of 2007 were 3.69 percent as compared to 3.55 percent for the same period in 2006, an increase of 14 basis points. The market for retail deposits remains very competitive and the positive effect of higher deposits was offset in part by a change in the funding mix into higher cost products. On a fully tax-equivalent basis, net interest income for the nine months ended September 30, 2007 was $26.6 million as compared to $25.5 million for the same year-to-date period of 2006, an increase of $1.1 million, or 4.3 percent. The net interest margin was 2.86 percent and
2.75  percent  for  the  nine  months  ended   September   30,  2007  and  2006,
respectively.

For the first nine months of 2007, loans averaged $893.3 million, an increase of $79.6 million, or 9.8 percent, over the same period in 2006. For the nine months ended September 30, 2007, the average commercial loan and commercial mortgage portfolios grew $52.1 million or 17.9 percent, to $343.5 million from $291.4 million for the same period of 2006. The average mortgage loan portfolio was $495.7 million and $473.9 million for the nine months ended September 30, 2007 and 2006, respectively, a $21.7 million increase or 4.6 percent. The average rate on the loan portfolio increased 17 basis points from 5.94 percent for the year-to-date ended September 30, 2006 to 6.11 percent for the same nine months in 2007.

Average deposits were $1.16 billion for the nine months ended September 30, 2007, a $105.5 million increase, or 10.0 percent, over the average of $1.05 billion for the same period in 2006. Interest-bearing deposits increased $100.4 million to $973.0 million on average for the nine months ended September 30, 2007 as compared to the same period in 2006. Rates paid on interest-bearing deposits increased 53 basis points to 3.66 percent for the nine months ended September 30, 2007 from the same period last year. Average borrowings for the first nine months of 2007 decreased $108.7 million compared to the same period of 2006 to $28.9 million as higher-cost borrowings were eliminated in the third quarter of 2006 as part of the balance-sheet restructuring initiative.

EARNINGS ANALYSIS

NET INTEREST INCOME: On a tax-equivalent basis and before the provision for loan losses, net interest income, for the third quarter of 2007 was $9.1 million as compared to $8.1 million for the third quarter of 2006, an increase of $980 thousand or 12.0 percent. The net interest margin, on a fully tax-equivalent basis, was 2.92 percent and 2.59 percent in the third quarter of 2007 and 2006, respectively, an increase of 33 basis points. For the third quarter of 2007, net interest income was $209 thousand, or 2.3 percent, higher when compared to the second quarter of 2007 on a tax-equivalent basis. The net interest margin, on a fully tax-equivalent basis, increased from 2.86 percent in the second quarter of 2007, to 2.92 percent in the third quarter of 2007. In the past year, funding costs have increased as strong competition for retail deposits and a changing deposit mix to more higher-paying deposits continued.

Average loans were $917.6 million for the third quarter of 2007, an increase of $61.5 million, or 7.2 percent, from $856.1 million in the same period of 2006. The average commercial loan and commercial mortgage portfolios grew $58.6 million or 19.0 percent in the third quarter of 2007. The average installment loan portfolio grew by $3.3 million or 9.8 percent, during this period. While the emphasis is to grow the commercial loan portfolios, new initiatives have also been instituted to increase the installment loan portfolios.

Average deposits grew $77.4 million, or 7.2 percent, in the third quarter of 2007, to $1.16 billion from $1.08 billion for the same period in 2006. Money markets and certificates of deposit remain the Corporation's fastest growing categories of deposits, as well as being the highest cost, averaging 3.94 percent and 4.09 percent, respectively, for the third quarter of 2007. For the third quarter of 2007 and 2006, money market accounts averaged $384.0 million and $327.4 million, respectively, increasing $56.6 million, or 17.3 percent, over the same period in 2006, in large part due to the increase in the high yield money market account. Average certificates of deposit for the third quarter of 2007 were $396.5 million as compared to $365.6 million for the same quarter of 2006, an increase of $30.9 million or 8.5 percent.

There were no average short-term borrowings for the third quarter of 2007 while average short-term borrowings for the same period last year were $58.0 million. Average overnight funds declined $34.1 million to $7.3 million for the third quarter of 2007 as compared to an average of $41.4 million for the same quarter of 2006. Average demand deposits increased $7.6 million or 4.3 percent in the third quarter of 2007 from the year ago period.

For the third quarter of 2007, on a tax-equivalent basis, average interest rates earned on interest-earning assets increased 26 basis points to 5.92 percent from
5.66 percent for the same quarter of 2006. Average interest rates earned on investment securities were 5.21 percent and 4.74 for the third quarters of 2007 and 2006, respectively, an increase of 47 basis points. Average interest rates earned on loans in the third quarter of 2007, were 6.18 percent, rising eight basis points over the prior year's third quarter.

The average interest rate paid on interest-bearing liabilities in the third quarter of 2007 and 2006 was 3.71 percent and 3.73 percent. Average rates paid on certificates of deposit were 4.90 percent in the third quarter of 2007, increasing 26 basis points from 4.64 percent for the same quarter last year. Money market accounts paid an average rate of 3.94 percent and 4.09 percent for the third quarters of 2007 and 2006, respectively. When compared to the same quarter in 2006, average rates paid on borrowings declined 94 basis points to
4.09 percent. Deposit rates were lowered late in the third quarter of 2007 as the Federal Reserve lowered the federal funds target rate by 50 basis points and in response, the Corporation lowered certain rates accordingly. On average, the High-Yield Money Market account has grown by $180.3 million since the third quarter of 2006 and paid on average 4.15 percent in the third quarter of 2007. This growth has been offset, in part, by the $122.5 million decline in the Fed Tracker money market product, which was discontinued earlier this year, and paid on average 4.73 percent in the third quarter of 2006. The overall borrowing rate decline is mostly due to the repayment of short-term and overnight borrowings as part of last year's restructuring initiative.

The cost of funds decreased to 3.14 percent for the third quarter of 2007 as compared to 3.19 percent for the same period in 2006. Reducing the Corporation's dependence on borrowings has been offset by the continued increase in the cost of interest-bearing deposits.

Net interest income for the nine months ended September 30, 2007, on a tax-equivalent basis and before the provision for loan losses, was $26.6 million compared to $25.5 million for the same period of 2006, an increase of $1.1 million or 4.3 percent. The increase was primarily the result of higher loan volume and higher rates earned on investments and loans offset by higher rates paid on liabilities and lower investment volume. As noted above, rates on liabilities continue to rise and the mix of deposits has changed to include higher interest-bearing balances. For the nine months ended September 30, 2007, the change in the mix of interest-earning assets has increased the Corporation's net interest income. The Corporation believes that the intended effects of the balance sheet restructuring initiative undertaken in the third quarter of 2006, enhancing net interest margin and decreasing overall interest rate risk, are being realized. The net interest margin on a fully tax-equivalent basis was 2.86 percent and 2.75 percent in the first nine months of 2007 and 2006, respectively

For the nine months ended September 30, 2007, average interest-earning assets were $1.24 billion as compared to $1.23 billion for the same period in 2006, an increase of $2.3 million, or 0.2 percent. Average loan balances for the first nine months of 2007 were $893.3 million, an increase of $79.6 million or 9.8 percent over the average of $813.7 million for the same period in 2006. Average investment securities declined $88.7 million, or 21.3 percent, to $328.4 million, which is due to the balance sheet restructuring that occurred in the third quarter of 2006 and maturities. The average commercial loan and commercial mortgage portfolios grew $52.1 million or 17.9 percent, to $343.5 million for the nine months ended September 30, 2007. The average mortgage loan portfolio was $495.7 million and $473.9 million for the nine months ended September 30, 2007 and 2006, respectively, a $21.7 million, or 4.6 percent, Increase between such periods.

Average interest-bearing liabilities decreased $8.2 million, or 0.8 percent, to $1.00 billion for the nine months ended September 30, 2007. Interest expense increased due to the increase in deposit rates and the change in the deposit mix, offset in part by the decrease in borrowings. Average balances of money market accounts were $377.9 million and $304.1 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of $73.8 million or 24.3 percent. For the first nine months of 2007, average balances of certificates of deposits increased $46.1 million, or 13.4 percent, to $390.6 million. Average savings deposits declined $13.6 million or 16.2 percent and average interest-bearing checking deposits declined $5.8 million or 4.2 percent. Average non-interest-bearing demand deposits totaled $184.7 million and $179.7 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of $5.1 million or 2.8 percent.

There were no short-term borrowings for nine months ended September 30, 2007 as compared to an average of $78.0 million for the same period of 2006. This decline is a result of the strategic decision to reduce exposure to high-cost, short-term borrowings and reduce interest rate risk. Long-term borrowings averaged $25.1 million for the nine months ended September 30, 2007 as compared to $31.0 million for the same period in 2006, a decline of $5.9 million or 19.1 percent, which was the result of maturities and repayments offset by $8 million of additional borrowings in the third quarter of 2007.

Average interest rates earned on interest-earning assets, on a tax-equivalent basis, increased 36 basis points to 5.84 percent for the first nine months of 2007 from 5.48 percent for the same nine months of 2006. Average interest rates earned on loans increased 17 basis points during this same nine-month period of 2007 to 6.11 percent from 5.94 percent for the same period in 2006 despite a flattened yield curve and competitive pressure. The average interest rates earned on investment securities for the nine months ended September 30, 2007 were 5.10 percent, an increase of 51 basis points from 4.59 percent in the same period in 2006.

In the first nine months of 2007, the average interest rate paid on interest-bearing liabilities was 3.67 percent as compared to 3.34 percent, a 33 basis point increase over the same period in 2006. The average rate paid on certificates of deposit in the nine months ended September 30, 2007 rose 59 basis points to 4.86 percent while average rates paid on money market accounts increased 36 basis points to 3.98 percent from the same period in 2006. For the first nine months of 2007, average rates paid on checking deposits increased 13 basis points to 0.84 percent as compared to the same period of 2006.

The average rate paid on borrowings was 3.83 percent for the nine months ended September 30, 2007, as compared to 4.68 percent for the same period in 2006, a decline of 85 basis points, due to the reduction in the balances on the higher cost short-term and overnight borrowings. Average overnight borrowing rates increased 22 basis points to 5.25 percent in the nine months ended September 30, 2007 as compared to 5.03 percent in the year ago period. The cost of funds for the first nine months of 2007 increased to 3.10 percent as compared to 2.83 percent for the same period in 2006.

The following tables reflect the components of net interest income for the periods indicated:

                              Average Balance Sheet
                                    Unaudited
                                 Quarters Ended
                  (Tax-Equivalent Basis, Dollars in Thousands)

                                                      September 30, 2007                 September 30, 2006
                                                      ------------------                 ------------------
                                             Average     Income/                  Average      Income/
                                             Balance     Expense     Yield        Balance      Expense     Yield
                                             -------     -------     -----        -------      -------     -----
ASSETS:
Interest-earnings assets:
   Investments:
     Taxable (1)                           $   263,636   $  3,431     5.21%     $   346,130   $   4,009     4.63%
     Tax-exempt (1) (2)                         55,041        717     5.21           51,543         699     5.42
   Loans (2) (3)                               917,599     14,179     6.18          856,142      13,046     6.10
   Federal funds sold                           11,116        149     5.36            2,298          30     5.25
   Interest-earning deposits                       706          9     4.99            1,724          21     5.04
                                           -----------   -----------------      -----------   ------------------
   Total interest-earning assets             1,248,098   $ 18,485     5.92%       1,257,837   $  17,805     5.66%
                                           -----------   ------------ ----      -----------   ------------------
Noninterest -earning assets:
   Cash and due from banks                      20,510                               22,414
   Allowance for loan losses                    (6,996)                              (6,515)
   Premises and equipment                       25,591                               23,527
   Other assets                                 26,015                               22,204
                                           -----------                          -----------
   Total noninterest-earning assets             65,120                               61,630
                                           -----------                          -----------
Total assets                               $ 1,313,218                          $ 1,319,467
                                           ===========                          ===========

LIABILITIES:
Interest-bearing deposits:
   Checking                                $   126,506   $    254     0.80%     $   133,207   $     307     0.92%
   Money markets                               384,013      3,778     3.94          327,374       3,348     4.09
   Savings                                      68,796        118     0.69           79,881         139     0.70
   Certificates of deposit                     396,529      4,855     4.90          365,602       4,239     4.64
                                           -----------   -----------------      -----------   ------------------
     Total interest-bearing deposits           975,844      9,005     3.69          906,064       8,033     3.55
   Borrowings                                   35,578        364     4.09          129,966       1,636     5.04
                                           -----------   -----------------      -----------   ------------------
   Total interest-bearing liabilities        1,011,422      9,369     3.71        1,036,030       9,669     3.73
                                           -----------   -----------------      -----------   ------------------
Noninterest bearing liabilities
   Demand deposits                             183,500                              175,892
   Accrued expenses and
     other liabilities                          11,365                                6,543
                                           -----------                          -----------
   Total noninterest-bearing
     liabilities                               194,865                              182,435
Shareholders' equity                           106,931                              101,002
                                           -----------                          -----------
   Total liabilities and
     shareholders' equity                  $ 1,313,218                          $ 1,319,467
                                           ===========                          ===========
   Net Interest income
     (tax-equivalent basis)                                 9,116                                 8,136
     Net interest spread                                              2.21%                                 1.93%
                                                                   =======                                ======
     Net interest margin (4)                                          2.92%                                 2.59%
                                                                   =======                                ======
Tax equivalent adjustment                                    (229)                                 (281)
                                                         --------                             ---------
Net interest income                                      $  8,887                             $   7,855
                                                         ========                             =========

                              Average Balance Sheet
                                    Unaudited
                                  Year-To-Date
                  (Tax-Equivalent Basis, Dollars in Thousands)

                                                      September 30, 2007                    September 30, 2006
                                                      ------------------                    ------------------
                                             Average       Income/                   Average       Income/
                                             Balance       Expense     Yield         Balance       Expense     Yield
                                             -------       -------     -----         -------       -------     -----
ASSETS:
Interest-earnings assets:
   Investments:
     Taxable (1)                           $    272,355   $  10,375      5.08%     $   363,609    $  12,224     4.48%
     Tax-exempt (1) (2)                          56,041       2,196      5.22           53,530        2,140     5.33
   Loans (2) (3)                                893,319      40,962      6.11          813,736       36,265     5.94
   Federal funds sold                            14,664         585      5.32            2,823          102     4.84
   Interest-earning deposits                        773          30      5.25            1,195           42     4.74
                                           ------------   -------------------      -----------    ------------------
   Total interest-earning assets              1,237,152   $  54,148      5.84%       1,234,893    $  50,773     5.48%
                                           ------------   -------------------      -----------    ------------------
Noninterest -earning assets:
   Cash and due from banks                       22,112                                 22,276
   Allowance for loan losses                     (6,888)                                (6,477)
   Premises and equipment                        25,044                                 22,832
   Other assets                                  26,500                                 22,045
   Total noninterest-earning assets              66,768                                 60,676
                                           ------------                            -----------
Total assets                               $  1,303,920                            $ 1,295,569
                                           ============                            ===========

LIABILITIES:
Interest-bearing deposits:
   Checking                                $    133,954   $     839      0.84%     $   139,801    $     743     0.71%
   Money markets                                377,922      11,283      3.98          304,092        8,252     3.62
   Savings                                       70,520         365      0.69           84,120          435     0.69
   Certificates of deposit                      390,621      14,246      4.86          344,561       11,028     4.27
                                           ------------   -------------------      -----------    ------------------
     Total interest-bearing deposits            973,017      26,733      3.66          872,574       20,458     3.13
   Borrowings                                    28,939         831      3.83          137,606        4,834     4.68
                                           ------------   -------------------      -----------    ------------------
   Total interest-bearing liabilities         1,001,956      27,564      3.67        1,010,180       25,292     3.34
                                           ------------   -------------------      -----------    ------------------
Noninterest bearing liabilities
   Demand deposits                              184,738                                179,684
   Accrued expenses and
     other liabilities                           11,190                                  5,677
   Total noninterest-bearing
     liabilities                                195,928                                185,361
Shareholders' equity                            106,036                                100,028
                                           ------------                            -----------
   Total liabilities and
     shareholders' equity                  $  1,303,920                            $ 1,295,569
                                           ============                            ===========
   Net Interest income
     (tax-equivalent basis)                                  26,584                                  25,481
     Net interest spread                                                 2.17%                                  2.14%
                                                                       ======                                 ======
     Net interest margin (4)                                             2.86%                                  2.75%
                                                                       ======                                 ======
Tax equivalent adjustment                                      (703)                                   (873)
                                                          ---------                               ---------
Net interest income                                       $  25,881                               $  24,608
                                                          =========                               =========

(1) Average balances for available-for sale securities are based on amo rtized cost.

(2) Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.

(3)   Loans are stated net of unearned income and include non-accrual loans.

(4) Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME: The Corporation recorded other income of $3.2 million in the third quarter of 2007 as compared to $915 thousand in the third quarter of 2006, an increase of $2.2 million. Excluding the loss on securities sales of $1.8 million, which was the result of the balance sheet restructuring, recorded in the third quarter of 2006, other income rose $412 thousand, or 15.0 percent.

PGB Trust and Investments, the Bank's trust division, generated $2.3 million in fee income in the third quarter of 2007, an increase of $380 thousand or 20.3 percent over the same quarter of 2006. At September 30, 2007, the market value of trust assets under administration was in excess of $2.06 billion, an increase of $261.2 million or 14.4 percent over the market value at September 30, 2006.

The Corporation recorded no securities gains or losses in the third quarter of 2007 as compared to a loss on sale of securities of $1.8 million in the same quarter of 2006. Other income, excluding trust fee income and securities gains, totaled $912 thousand for the third quarter in 2007 as compared to $880 thousand for the same period a year ago, an increase of $32 thousand or 3.6 percent.

Other income for the nine months ended September 30, 2007 and 2006 was $9.9 million and $7.1 million, respectively, a $2.8 million, or 39.8 percent, increase between such periods. PGB Trust and Investments generated fee income of $6.9 million for the first nine months of 2007 as compared to $6.2 million for the same period in 2006, an increase of $658 thousand or 10.6 percent. The reason for the increase in other income in 2007 was the $382 thousand in securities gains in the first nine months of 2007 as compared to securities losses of $1.8 million in the same period of 2006. All other income categories in 2007 remained flat compared to the first nine months of 2006 at $2.7 million.

The Corporation considers the securities loss as a result of the balance sheet restructuring initiative in 2006 to be an unusual transaction and comparing other income without considering securities losses and gains provides a better analysis of other income trends. Management also internally uses this non-GAAP financial measure to evaluate its operating performance on a comparative basis.

The following table presents the components of other income for the periods indicated:

                                         Three Months Ended              Nine Months Ended
                                            September 30,                   September 30,
      (In thousands)                    2007            2006             2007            2006
                                    -----------     -----------      -----------     -----------
      Trust department income       $     2,252     $     1,872      $     6,853           6,195
      Service charges and fees              494             503            1,497           1,463
      Bank owned life insurance             223             210              660             622
      Other non-interest income             113              81              274             319
      Safe deposit rental fees               59              61              181             178
      Fees for other services                23              25               65              96
      Securities gains/(losses)              --          (1,837)             382          (1,781)
                                    -----------     -----------      -----------     -----------
           Total other income       $     3,164     $       915      $     9,912           7,092
                                    ===========     ===========      ===========     ===========

OTHER EXPENSES: For the third quarter of 2007, other expenses totaled $8.1 million as compared to $7.3 million recorded in the same quarter of 2006, an increase of $827 thousand or 11.4 percent. Salaries and benefits, the Corporation's largest non-interest expense, was $4.4 million for the third quarter of 2007 as compared to $3.9 million for the same period of 2006, an increase of $494 thousand or 12.6 percent. In the past year, the Bank has added new lenders who have contributed to the growth in the commercial and construction loan portfolios as well as new Trust officers who have contributed to the growth in PGB Trust and Investments. In addition, normal salary increases, branch expansion, higher group health insurance and pension plan costs contributed to the increase in salaries and benefits expense.

Premises and equipment expense totaled $2.0 million for the third quarter of 2007, increasing $189 thousand, or 10.6 percent, from the third quarter of 2006. Excluding salaries and benefits and premises and equipment expenses, all other expense categories in total increased $144 thousand, or 9.2 percent to $1.7 million. Advertising expense rose $113 thousand, or 70.0 percent, to $275 thousand for the third quarter of 2007 as compared to the same period a year ago due to the additional advertising for the new Summit Branch and trust division advertising. For the third quarter of 2007 and 2006, professional fees totaled $191 thousand and $200 thousand, respectively. Other expenses, including stationery and supplies, delivery, postage, telephone, etc., increased $40 thousand or 3.3 percent, remaining relatively constant at $1.2 million for the nine-month periods.

Other expenses totaled $23.7 million for the nine months ended September 30, 2007, an increase of $2.0 million or 9.0 percent over the $21.7 million recorded for the same period in 2006. Salaries and benefits expense was $13.0 million for the first nine months of 2007 as compared to $11.7 million for the same nine months in 2006, an increase of $1.3 million or 11.3 percent. This year-to-date increase continues to reflect the Bank's investment in additional commercial lenders and trust officers who have contributed to the growth in their respective departments.

For the first nine months of 2007, premises and equipment expense was $5.6 million as compared to $5.2 million for the same period in 2006, an increase of $372 thousand, or 7.1 percent. The increase is due in part to the additional expenses, such as depreciation, utilities and various equipment associated with the new Summit Branch and additional employees.

All other expense categories, excluding salaries and benefits and premises and equipment expenses, totaled $5.1 million and $4.8 million for the nine months ended September 30, 2007 and 2006, respectively, an increase of $271 thousand, or 5.6 percent. Professional services increased $254 thousand, or 45.4 percent, for the nine months ended September 30, 2007 as compared to the same period of 2006, due to increased legal, recruitment and other professional fees. Advertising expense rose $217 thousand, or 37.9 percent, to $789 thousand for the nine months period of 2007 as compared to the same period a year ago due to the additional advertising for the new Summit Branch and trust advertising. These increases were offset, in part, by decreases in other expense categories, such as stationery and supplies, delivery, postage and trust department expense. These other expenses totaled $3.5 million and $3.7 million for the nine months ended September 30, 2007 and 2006, respectively, a decline of $200 thousand or
5.4 percent.

While the Corporation strives to control costs, new branches are vital to our future growth and profitability. Deposit and loan growth continues as we add new markets and expand our staff to include professional commercial lenders. The Corporation continues to strive to operate in an efficient manner and control operating expenses.

The following table presents the components of other expense for the periods indicated:

                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
      (In thousands)                         2007            2006            2007            2006
                                         -----------     -----------     -----------     -----------
      Salaries and employee benefits     $     4,402     $     3,908     $    13,016     $    11,700
      Premises and equipment                   1,981           1,792           5,583           5,211
      Professional fees                          191             200             814             560
      Advertising                                275             162             789             572
      Telephone                                  122             103             333             300
      Trust department expense                   102             113             332             351
      Stationery and supplies                    108             102             303             325
      Postage                                     90              93             256             261
      Other expense                              827             798           2,249           2,435
                                         -----------     -----------     -----------     -----------
           Total other expense           $     8,098     $     7,271     $    23,675     $    21,715
                                         ===========     ===========     ===========     ===========

NON-PERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $5.6 million and $615 thousand at September 30, 2007 and 2006 respectively, primarily due to two non-performing loans totaling $5.3 million. These loans are both well collateralized by properties with appraised values in excess of the loan amounts.
Peapack-Gladstone Bank has no sub-prime loans or other higher-interest rate loans to consumers with impaired or non-existent credit histories in its mortgage loan portfolio.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

                                                                        September 30,
      (In thousands)                                                 2007             2006
                                                                 -----------      -----------
      Loans past due in excess of 90 days and still accruing     $        --      $       550
      Non-accrual loans                                                5,613               65
                                                                 -----------      -----------
           Total non-performing assets                           $     5,613      $       615
                                                                 ===========      ===========

      Non-performing loans as a % of total loans                        0.60%            0.07%
      Non-performing assets as a % of total loans plus
         other real estate owned                                        0.60%            0.07%
      Allowance as a % of total loans                                   0.75%            0.77%

PROVISION FOR LOAN LOSSES: The provision for loan losses was $125 thousand for the third quarter of 2007 and $64 thousand for the same quarter of 2006, while the provision for loan losses for the first nine months of 2007 and 2006 was $350 thousand and $264 thousand, respectively. In 2006, the provision for loan losses was offset by $59 thousand, representing the provision for losses on letters of credit and unfunded lines of credit, which was recorded in other expenses.

The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management's evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.

For the third quarter of 2007 and 2006, there were net charge-offs of $7 thousand and $10 thousand, respectively. Net charge-offs for the nine months ended September 30, 2007 were $6 thousand as compared to net charge-offs of $13 thousand for the nine months ended September 30, 2006.

A summary of the allowance for loan losses for the periods indicated:

      (In thousands)                                                   2007             2006
                                                                   -----------      -----------
      Balance, January 1,                                          $     6,768      $     6,378
      Provision charged to expense                                         350              264
      Charge-offs                                                          (10)             (15)
      Recoveries                                                             4                2
                                                                   -----------      -----------
      Balance, September 30,                                       $     7,112      $     6,629
                                                                   ===========      ===========

INCOME TAXES: Income tax expense as a percentage of pre-tax income was 30.8 percent and 3.1 percent for the quarters ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, income tax expense as a percentage of pre-tax income was 30.7 percent and 24.6 percent, respectively. Pre-tax income increased to $3.8 million for the third quarter in 2007 from $1.4 million for the same period in of 2006, due in part to the loss on sale of available-for-sale securities of $1.8 million in 2006. In addition, the effective tax rate is higher in both periods in 2007 due to a higher effective state tax rate paid by the Real Estate Investment Trust subsidiary.

CAPITAL RESOURCES: The Corporation is committed to maintaining a strong capital position. At September 30, 2007, total shareholders' equity, including net unrealized losses on securities available for sale, was $107.1 million, representing an increase in total shareholders' equity from what was recorded at December 31, 2006, of $3.4 million or 3.3 percent. The Federal Reserve Board has adopted risk-based capital guidelines for banks. The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative preferred stock, less goodwill and certain other intangibles. The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At September 30, 2007, the Corporation's Tier 1 Capital and Total Capital ratios were 14.95 percent and 15.91 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points. The Corporation's leverage ratio at September 30, 2007, was 8.48 percent.

LIQUIDITY: Liquidity refers to an institution's ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management's opinion is that the Corporation's liquidity position is sufficient to meet future needs. Cash and cash equivalents, interest earning deposits and federal funds sold totaled $25.3 million at September 30, 2007. In addition, the Corporation has $266.4 million in securities designated as available for sale. These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below. Book value of investment securities and securities available for sale maturing within one year amounted to $12.2 million and $22.9 million, respectively, as of September 30, 2007.

The primary source of funds available to meet liquidity needs is the Corporation's core deposit base, which excludes certificates of deposit greater than $100 thousand. As of September 30, 2007, core deposits were in excess of $1.0 billion.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2007).

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

                           PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes in the Corporation's risk factors during the nine months ended September 30, 2007 from the risk factors disclosed in Part I, Item 1A of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

                                    Issuer Purchases of Equity Securities
                                                                 Total Number of
                                                                      Shares            Maximum Number
                                   Total                           Purchased as       Of Shares That May
                                 Number of        Average        Part of Publicly      Yet be Purchased
                                  Shares         Price Paid      Announced Plans      Under the Plans or
            Period               Purchased       Per Share         Or Programs             Programs
------------------------------   ---------       ---------       ----------------     -------------------
July 1-31, 2007                          0     $         --               0                 89,100
August 1-31, 2007                    1,750            25.36           1,750                 87,350
September 1-30, 2007                10,250            25.59          10,250                 77,100
                                    ------     ------------          ------
   Total                            12,000     $      25.56          12,000
                                    ======     ============          ======

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

                            PEAPACK-GLADSTONE FINANCIAL CORPORATION
                            (Registrant)


DATE: November 9, 2007      By: /s/ Frank A. Kissel
                            ----------------------------------------------------
                            Frank A. Kissel
                            Chairman of the Board and Chief Executive Officer


DATE: November 9, 2007      By: /s/ Arthur F. Birmingham
                            ----------------------------------------------------
                            Arthur F. Birmingham
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