Form 10-K
period 2007-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2008-03-12
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007        Commission File No. 000-23537
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]            Accelerated filer [X]
Non-accelerated filer [ ]              Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The aggregate market value of the shares held by unaffiliated stockholders was approximately $212,797,636 on June 30, 2007.

As of February 29, 2008, 8,296,011 shares of no par value Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's 2007 Annual Report (the "2007 Annual Report") and Definitive Proxy Statement for the Corporation's 2008 Annual Meeting of Shareholders (the "2008 Proxy Statement") are incorporated by reference into Parts II and III.

                                    FORM 10-K
                     PEAPACK-GLADSTONE FINANCIAL CORPORATION
                      For the Year Ended December 31, 2007

                                Table of Contents
                                -----------------

PART I

Item 1.     Business ..........................................................................................    3

Item 1A.    Risk Factors ......................................................................................    7

Item 1B.    Unresolved Staff Comments .........................................................................    9

Item 2.     Properties ........................................................................................    9

Item 3.     Legal Proceedings .................................................................................   10

Item 4.     Submission of Matters to a Vote of Security Holders ...............................................   10

PART II

Item 5.     Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
            of Equity Securities ..............................................................................   10

Item 6.     Selected Financial Data ...........................................................................   12

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations .............   12

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk .........................................   12

Item 8.     Financial Statements and Supplementary Data .......................................................   12

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..............   12

Item 9A.    Controls and Procedures ...........................................................................   12

Item 9B.    Other Information .................................................................................   13

PART III

Item 10.    Directors, Executive Officers and Corporate Governance ............................................   13

Item 11.    Executive Compensation ............................................................................   13

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ....   14

Item 13.    Certain Relationships and Related Transactions, and Director Independence .........................   14

Item 14.    Principal Accountant Fees and Services ............................................................   14

PART IV

Item 15.    Exhibits and Financial Statement Schedules ........................................................   15

            Signatures ........................................................................................   17

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

o     Effectiveness of the Corporation's balance sheet restructuring initiative.

o     Unexpected decline in the direction of the economy in New Jersey.

o     Unexpected changes in interest rates.

o     Failure to grow business.

o     Inability to manage growth in commercial loans.

o     Unexpected loan prepayment volume.

o     Unanticipated exposure to credit risks.

o     Insufficient allowance for loan losses.

o     Competition from other financial institutions.

o Adverse effects of government regulation or different than anticipated effects from existing regulations.

o     Decline in the levels of loan quality and origination volume.

o     Decline in trust assets or deposits.

o Unexpected classification of securities to other-than-temporary impaired status.

The Corporation assumes no responsibility to update such forward-looking statements in the future.

                                     PART I

Item 1.     BUSINESS

                                 The Corporation

Peapack-Gladstone Financial Corporation (the "Corporation") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("Holding Company Act"). The Corporation was organized under the laws of New Jersey in August 1997, by the Board of Directors of Peapack-Gladstone Bank (the "Bank"), its principal subsidiary, to become a holding company for the Bank. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. Deposits of the Bank are insured for up to $100,000 per depositor by the FDIC. The Bank is a member of the Federal Reserve System. The Bank offers financial services through 21 full-service banking offices, and one mini-branch. The Bank maintains nine branches and one auxiliary office in Somerset County, eight in Morris County, three in Hunterdon County and one in Union County.

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

In addition to commercial lending activities, the Bank offers a wide range of consumer banking services, including: checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts held in certificates of deposit. The Bank also offers residential and construction mortgages, home equity lines of credit and other second mortgage loans. For children, the Bank offers a special pony club savings account. New Jersey Consumer Checking Accounts are offered to low income customers. In addition, the Bank provides foreign and domestic travelers' checks, cashier's checks and wire transfers. Automated teller machines are available at 22 locations. Via the automatic teller machine access card issued by the Bank, customers may pay for commodities at point-of-sale merchant locations. Internet banking is available to customers including an on-line bill payment option. The Corporation has no foreign operations.

The Bank has a Trust and Investment Department, PGB Trust and Investments, which offers personal investment management services, personal trust administration services, estate settlement, income tax services, custodial services and other financial planning services. Since its inception in 1972, market value of trust assets have increased to almost $2.03 billion.

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

                                    Employees

As of December 31, 2007, the Corporation employed 254 full-time equivalent persons. Management considers relations with employees to be satisfactory.

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

                              Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital"). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At December 31, 2007, the Corporation's Tier 1 Capital and Total Capital ratios were 14.92% and 15.91%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The Corporation's leverage ratio at December 31, 2007 was 8.59%.

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

                           Insurance Funds Legislation

The Corporation's wholly-owned subsidiary, the Peapack-Gladstone Bank, is a member of the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund was formed in 2006 when the FDIC merged the Bank Insurance Fund ("BIF") with the Savings Association Insurance Fund ("SAIF") as a requirement of the Federal Deposit Insurance Reform Act of 2005.

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

Each of the national  stock  exchanges,  including the American  Stock  Exchange
(AMEX) where the Corporation's securities are listed, have implemented corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adoption of charters for the nominating and audit committees.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

The Corporation owns ten branches and leases 11 branches. The Corporation also owns one property adjacent to the Main Office in Peapack-Gladstone. The Corporation leases an administrative and operations office building in Peapack-Gladstone and a data center in Bedminster Township.

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

                                                                       DIVIDEND
2007                                                HIGH      LOW     PER SHARE
                                                  -------   -------   ---------
1st QUARTER                                       $ 31.03   $ 25.62     $ 0.15
2nd QUARTER                                         32.47     26.78       0.15
3rd QUARTER                                         27.80     24.80       0.16
4th QUARTER                                         26.35     24.45       0.16

                                                                       DIVIDEND
2006                                                HIGH      LOW     PER SHARE
                                                  -------   -------   ---------
1st QUARTER                                       $ 29.50   $ 24.45     $ 0.14
2nd QUARTER                                         26.26     23.52       0.14
3rd QUARTER                                         27.40     24.15       0.15
4th QUARTER                                         28.10     24.00       0.15

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

Performance Graph

      The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2002 in (a) the Corporation's common stock;
(b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks). The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

                               Performance Graph

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE GRAPH IN THE PRINTED MATERIAL.]

---------------------------------------------------------------------------------------------------------
                                                                   Period Ending
---------------------------------------------------------------------------------------------------------
Index                                     12/31/02   12/31/03   12/31/04   12/31/05   12/31/06   12/31/07
---------------------------------------------------------------------------------------------------------
Peapack-Gladstone Financial Corporation     100.00     100.80     114.35     102.96     106.04      94.26
---------------------------------------------------------------------------------------------------------
Russell 3000                                100.00     131.06     146.71     155.69     180.16     189.42
---------------------------------------------------------------------------------------------------------
KBW 50                                      100.00     133.99     147.51     147.07     172.09     134.56
---------------------------------------------------------------------------------------------------------

On December 31, 2007, the last reported sale price of the Common Stock was $24.57. Also, on February 29, 2008, there were approximately 809 shareholders of record.

Issuer Purchases of Equity Securities

The following table sets forth information for the three months ended December 31, 2007, with respect to repurchases of the Corporation's outstanding common shares:

                                   Issuer Purchases of Equity Securities
----------------------------------------------------------------------------------------------------
                                                      Total Number of Shares     Maximum Number of
                      Total Number                     Purchases as Part of     Shares that may yet
                        Of Shares     Average Price     Publicly Announced     Be Purchased Under the
       Period           Purchased    Paid per Share      Plans or Programs       Plans or Programs
-------------------   ------------   --------------   ----------------------   ---------------------
October 1-31, 2007             700   $        25.62                      700           76,400
November 1-30, 2007          5,050            25.19                    5,050           71,350
December 1-31, 2007          3,750            24.91                    3,750           67,600
                      ------------   --------------   ----------------------
   Total                     9,500   $        25.11                    9,500
                      ============   ==============   ======================

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

Item 6.     SELECTED FINANCIAL DATA

The information set forth in the 2007 Annual Report under the heading "Selected Consolidated Financial Data" is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 2007 Annual Report under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 2007 Annual Report under the heading "Market Risk Sensitive Instruments" is incorporated herein by reference.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 2007 Annual Report, together with the reports thereon by Crowe Chizek and Company LLC and KPMG LLP and the Notes to the Consolidated Financial Statements, are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

The Corporation maintains "disclosure controls and procedures" which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, is defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that such information is accumulated and communicated to the Corporation's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Corporation's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation's disclosure controls and procedures. Based on such evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.

The Corporation's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting during the fourth quarter of 2007.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Corporation's internal control over financial reporting during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting is included in the 2007 Annual Report and is incorporated herein by reference.

Item 9B.    OTHER INFORMATION

None.

                                    PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions "Director Information," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation," "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 2008 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2007 for all equity compensation plans under which shares of our common stock may be issued:

                                                                          NUMBER OF SECURITIES
                                                                          REMAINING AVAILABLE
                                                                          FOR FUTURE ISSUANCE
                     NUMBER OF SECURITIES                                     UNDER EQUITY
                      TO BE ISSUED UPON         WEIGHTED-AVERAGE           COMPENSATION PLANS
                         EXERCISE OF            EXERCISE PRICE OF         (EXCLUDING SECURITIES
 PLAN CATEGORY     OUTSTANDING OPTIONS (a)   OUTSTANDING OPTIONS (b)   REFLECTED IN COLUMN (a) (c)
--------------------------------------------------------------------------------------------------
EQUITY
COMPENSATION
PLANS APPROVED
BY SECURITY
HOLDERS                     583,812                   $ 24.77                     435,286
                   -------------------------------------------------------------------------------
EQUITY
COMPENSATION
PLANS NOT
APPROVED BY
SECURITY HOLDERS                N/A                       N/A                         N/A
                   -------------------------------------------------------------------------------
     TOTAL                  583,812                   $ 24.77                     435,286
                   ===============================================================================

The information set forth under the captions "Beneficial Ownership of Common Stock" and "Stock Ownership of Directors and Executive Officers" in the 2008 Proxy Statement is incorporated herein by reference.

Item 13.    CERTAIN  RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

The information set forth under the captions "Certain Relationships and Related Transactions" and "Corporate Governance" in the 2008 Proxy Statement is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions "Independent Registered Public Accounting Firm" and "Audit Committee Pre-approval Procedures" in the 2008 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Financial Statements and Schedules:

      Those portions of the 2007 Annual Report attached hereto as Exhibit 13 contain the financial statements incorporated herein by reference.

      All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the 2007 Annual Report.

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

      (10)  Material Contracts:

         A. "Change in Control Agreements" dated as of December 20, 2007 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman, Robert M. Rogers, Arthur F. Birmingham, Garrett P. Bromley and Finn M. W. Caspersen, Jr. are incorporated by reference.
            +

         B. "Split Dollar Plan for Senior Management" dated as of September 7, 2001 for Frank A. Kissel, Robert M. Rogers, Craig C. Spengeman, Arthur F. Birmingham and Garrett P. Bromley is incorporated by reference to Exhibit 10 (I) of the Registrant's Form 10-K Annual Report for the year ended December 31, 2003. +

         C. "Directors'   Retirement  Plan"  dated  as  of  March  31,  2001  is
            incorporated by reference to Exhibit 10 (J) of the Registrant's Form 10-K Annual Report for the year ended December 31, 2003.

         D. "Directors'   Deferral   Plan"   dated  as  of  March  31,  2001  is
            incorporated by reference to Exhibit 10 (K) of the Registrant's Form 10-K Annual Report for the year ended December 31, 2003.

         E. Bonuses paid to executive officers under employment agreements, incorporated herein by reference to the Registrant's Report on Form 8-K/A filed on January 11, 2008.

         F. "Employment Agreements" dated as of January 1, 2008 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman, Robert M. Rogers, Arthur F. Birmingham, Garrett P. Bromley and Finn
            M. W. Caspersen, Jr. are incorporated by reference. +

         G. Peapack-Gladstone Financial Corporation Amended and Restated 1998 Stock Option Plan and Peapack-Gladstone Financial Corporation Amended and Restated 2002 Stock Option Plan are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant's Form 8-K Current Report filed on January 13, 2006.

         H. Peapack-Gladstone   Financial   Corporation   2006  Long-Term  Stock
            Incentive Plan is incorporated by reference to Exhibit 10 of the Registrant's Form 10-Q Quarterly Report filed on May 10, 2006.

      (13)  Annual Report to Shareholders

      + Management contract and compensatory plan or arrangement.

(21)   List of Subsidiaries:

       (a) Subsidiaries of the Corporation:

                                                           Percentage of Voting
                                           Jurisdiction    Securities Owned by
                    Name                 of Incorporation       the Parent
       ------------------------------------------------------------------------

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

       (c) Subsidiaries of Peapack-Gladstone Investment Company, Inc.:

                        Name
           ----------------------------

           Peapack-Gladstone Mortgage
           Group, Inc.                      New Jersey             100%

(23)   Consents of Experts:

       (23.1) Consent of Crowe Chizek and Company LLC

       (23.2) Consent of KPMG LLP

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

                                        Peapack-Gladstone Financial Corporation

                                        By:    /s/ Frank A. Kissel
                                            ------------------------------------
                                                   Frank A. Kissel
                                                Chairman of the Board
                                              and Chief Executive Officer

                                        By:  /s/ Arthur F. Birmingham
                                            ------------------------------------
                                                 Arthur F. Birmingham
                                                Executive Vice President
                                               and Chief Financial Officer

Dated: March 12, 2008

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

       Signature                                 Title                                Date
-------------------------   ------------------------------------------------     --------------
/s/ Frank A. Kissel         Chairman of the Board, Chief Executive Officer
-------------------------      and Director                                      March 12, 2008
    Frank A. Kissel

/s/ Arthur F. Birmingham    Executive Vice President and Chief Financial
-------------------------      Officer (Principal Financial Officer)             March 12, 2008
    Arthur F. Birmingham

/s/ Anthony J. Consi II
------------------------    Director                                             March 12, 2008
    Anthony J. Consi II

/s/ Pamela Hill
-------------------------   Director                                             March 12, 2008
    Pamela Hill

/s/ John D. Kissel
-------------------------   Director                                             March 12, 2008
    John D. Kissel

/s/ James R. Lamb
-------------------------   Director                                             March 12, 2008
    James R. Lamb

/s/ Edward A. Merton
-------------------------   Director                                             March 12, 2008
    Edward A. Merton

/s/ F. Duffield Meyercord
-------------------------   Director                                             March 12, 2008
    F. Duffield Meyercord

/s/ John R. Mulcahy
-------------------------   Director                                             March 12, 2008
    John R. Mulcahy

/s/ Robert M. Rogers
-------------------------   Director, President and Chief Operating Officer      March 12, 2008
    Robert M. Rogers

/s/ Philip W. Smith III
-------------------------   Director                                             March 12, 2008
    Philip W. Smith III

/s/ Craig C. Spengeman      Director, President of PGB Trust and
-------------------------      Investments                                       March 12, 2008
    Craig C. Spengeman