Form 10-Q
period 2008-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2008-05-08
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2008

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

Commission File No. 001-16197

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-3537895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

158 Route 206 North
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
Yes   ☒       No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

Number of shares of Common Stock outstanding as of May 1, 2008:
8,300,124

PEAPACK-GLADSTONE FINANCIAL CORPORATION
PART 1  FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited):
Consolidated Statements of Condition March 31, 2008 and
	December 31, 2007	Page 3
Consolidated Statements of Income for the three months
	ended March 31, 2008 and 2007	Page 4
Consolidated Statements of Changes in Shareholders’ Equity
	for the three months ended March 31, 2008 and 2007	Page 5
Consolidated Statements of Cash Flows for the three months
	ended March 31, 2008 and 2007	Page 6
	Notes to Consolidated Financial Statements	Page 7
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	Page 12
Item 3	Quantitative and Qualitative Disclosures about Market Risk	Page 22
Item 4	Controls and Procedures	Page 22

PART 2  OTHER INFORMATION

Item 1A	Risk Factors	Page 23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 23
Item 6	Exhibits	Page 23

Item 1.  Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$25,205	$25,443
Federal funds sold	1,690	1,771
Interest-earning deposits	50,441	973
Total cash and cash equivalents	77,336	28,187

Investment securities held to maturity (approximate market
value $43,305 in 2008 and $45,070 in 2007)	42,819	45,139

Securities available for sale	228,885	236,944
FHLB and FRB Stock, at cost	4,112	4,293

Loans	983,358	981,180
Less: Allowance for loan losses	7,777	7,500
Net Loans	975,581	973,680

Premises and equipment	26,364	26,236
Other real estate owned	965	-
Accrued interest receivable	4,998	5,122
Cash surrender value of life insurance	24,709	19,474
Other assets	10,067	7,901
TOTAL ASSETS	$1,395,836	$1,346,976

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$197,403	$199,266
Interest-bearing deposits:
Checking	135,948	145,490
Savings	65,919	64,772
Money market accounts	412,890	377,544
Certificates of deposit over $100,000	182,764	155,410
Certificates of deposit less than $100,000	235,550	237,785
Total deposits	1,230,474	1,180,267
Overnight borrowings	-	15,650
Long-term debt	40,658	29,169
Accrued expenses and other liabilities	19,011	14,461
TOTAL LIABILITIES	1,290,143	1,239,547

SHAREHOLDERS’ EQUITY
Common stock (no par value; $0.83 per share;
authorized 20,000,000 shares; issued shares, 8,599,512 at
March 31, 2008 and 8,577,446 at December 31, 2007;
outstanding shares, 8,289,125 at March 31, 2008 and
8,304,486 at December 31, 2007)	7,166	7,148
Surplus	91,308	90,677
Treasury stock at cost, 310,987 shares at March 31, 2008
and 272,960 shares at December 31, 2007	(7,196)	(6,255)
Retained earnings	23,437	21,750
Accumulated other comprehensive loss, net of income tax	(9,022)	(5,891)
TOTAL SHAREHOLDERS’ EQUITY	105,693	107,429
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,395,836	$1,346,976

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$14,683	$13,179
Interest on investment securities:
Taxable	174	234
Tax-exempt	241	271
Interest on securities available for sale:
Taxable	2,809	3,275
Tax-exempt	283	245
Interest-earning deposits	48	11
Interest on federal funds sold	107	79
Total interest income	18,345	17,294

INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	2,958	4,243
Interest on certificates of deposit over $100,000	1,842	1,606
Interest on other time deposits	2,661	2,858
Interest on borrowed funds	370	263
Total interest expense	7,831	8,970

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	10,514	8,324

Provision for loan losses	430	125

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,084	8,199

OTHER INCOME
Trust department income	2,485	2,142
Service charges and fees	489	490
Bank owned life insurance	269	216
Securities gains	310	162
Other income	176	178
Total other income	3,729	3,188

OTHER EXPENSES
Salaries and employee benefits	4,911	4,254
Premises and equipment	2,040	1,854
Other expenses	1,658	1,450
Total other expenses	8,609	7,558

INCOME BEFORE INCOME TAX EXPENSE	5,204	3,829
Income tax expense	1,741	1,137
NET INCOME	$3,463	$2,692
EARNINGS PER SHARE
Basic	$0.42	$0.33
Diluted	$0.41	$0.32

Average basic shares outstanding	8,296,494	8,273,250
Average diluted shares outstanding	8,397,751	8,400,599

See accompanying notes to consolidated financial statements.

EAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Balance, beginning of period	$107,429	$103,763

Cumulative effect adjustment resulting from the adoption of
EITF 06-04	(449)	-

Balance, beginning of period, as adjusted	106,980	103,763

Comprehensive income:

Net income	3,463	2,692

Unrealized holding (losses)/gains/ on securities
arising during the period, net of tax	(2,930)	376
Less: reclassification adjustment for gains
included in net income, net of tax	201	105
	(3,131)	271

Total comprehensive income	332	2,963

Common stock options exercised	386	219

Purchase of treasury stock	(941)	(181)

Cash dividends declared	(1,328)	(1,241)

Stock-based compensation expense	101	45

Tax benefit on disqualifying and nonqualifying
exercise of stock options	163	-

Balance, March 31,	$105,693	$105,568

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income:	$3,463	$2,692
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	574	530
Amortization of premium and accretion of
discount on securities, net	75	80
Provision for loan losses	430	125
Gains on security sales	(310)	(162)
Gain on loans sold	-	(1)
Loss/(Gain) on disposal of fixed assets	71	(3)
Gain on sale of other real estate owned	(24)	-
Stock-based compensation	101	45
Increase in cash surrender value of life insurance, net	(235)	(188)
Decrease/(increase) in accrued interest receivable	124	281
(Increase)/Decrease in other assets	(91)	198
Increase/(Decrease) in accrued expenses and other liabilities	4,102	(3,946)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,280	(349)
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	2,002	2,002
Proceeds from maturities of securities available for sale	11,792	14,313
Proceeds from calls of investment securities	300	150
Proceeds from calls and sales of securities available for sale	19,419	810
Purchase of securities available for sale	(27,924)	(4,596)
Purchase of life insurance	(5,000)	-
Proceeds from sales of loans	6,658	858
Net increase in loans	(10,216)	(13,277)
Proceeds from sales of other real estate owned	286	-
Purchases of premises and equipment	(804)	(1,128)
Disposal of premises and equipment	31	30
NET CASH USED IN INVESTING ACTIVITIES	(3,456)	(838)
FINANCING ACTIVITIES:
Net increase in deposits	50,207	21,291
Net decrease in other borrowings	(15,650)	-
Proceeds from Federal Home Loan Bank advances	12,000	-
Repayments of Federal Home Loan Bank advances	(511)	(444)
Cash dividends paid	(1,329)	(1,241)
Tax benefit on stock option exercises	163	-
Exercise of stock options	386	219
Purchase of treasury stock	(941)	(181)
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,325	19,644

Net increase in cash and cash equivalents	49,149	18,457
Cash and cash equivalents at beginning of period	28,187	30,258
Cash and cash equivalents at end of period	$77,336	$48,715

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,309	$8,067
Income taxes	-	750

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2007 for Peapack-Gladstone Financial Corporation (the “Corporation”).

Principles of Consolidation:  The Corporation considers that all adjustments necessary for a fair presentation of the statement of the financial position and results of operations in accordance with U.S. generally accepted accounting principles for these periods have been made.  Results for such interim periods are not necessarily indicative of results for a full year.

The consolidated financial statements of Peapack-Gladstone Financial Corporation are prepared on the accrual basis and include the accounts of the Corporation and its wholly owned subsidiary, Peapack-Gladstone Bank.  All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

Allowance for Loan Losses:  The allowance for loan losses is maintained at a level considered adequate to provide for probable incurred loan losses in the Corporation’s loan portfolio.  The allowance is based on management’s evaluation of the loan portfolio considering, among other things, current economic conditions, the volume and nature of the loan portfolio, historical loan loss experience, and individual credit situations.  The allowance is increased by provisions charged to expense and reduced by charge-offs net of recoveries.

Stock Option Plans:  The Corporation has stock option plans that allow the granting of shares of the Corporation’s common stock as incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights to directors, officers, employees and independent contractors of the Corporation and its subsidiaries.  The options granted under these plans are exercisable at a price equal to the fair market value of common stock on the date of grant and expire not more than ten years after the date of grant.  Stock options may vest during a period of up to five years after the date of grant.

For the three months ended March 31, 2008 and 2007, the Corporation recorded total compensation cost for share-based payment arrangements of $101 thousand and $45 thousand, respectively, with a recognized tax benefit of $6 thousand and $4 thousand for the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, there was approximately $1.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 1.9 years.

For the Corporation’s stock option plans, changes in options outstanding during the three months ended March 31, 2008 were as follows:

	Number	Exercise	Weighted	Aggregate
	of	Price	Average	Intrinsic
(Dollars in thousands except share data)	Shares	Per Share	Exercise Price	Value
Balance, December 31, 2007	583,812	$13.62-$32.14	$24.77
Granted	64,860	24.57-27.04	24.59
Exercised	(22,066)	16.86-18.23	17.50
Forfeited	(100)	27.90	27.90
Balance, March 31, 2008	626,506	$13.62-$32.14	$25.01	$1,931
Options exercisable, March 31, 2008	496,757			$1,764

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $172 thousand and $211 thousand, respectively.

The per share weighted-average fair value of stock options granted during the first three months of 2008 and 2007 for all plans was $10.79 and $10.24, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2008	2007
Dividend yield	2.37%	1.99%
Expected volatility	50%	42%
Expected life	7 years	5 years
Risk-free interest rate	3.86%	4.56%

Earnings per Common Share – Basic and Diluted:  The following is a reconciliation of the calculation of basic and diluted earnings per share.  Basic net income per common share is calculated by dividing net income to common shareholders by the weighted average common shares outstanding during the reporting period.  Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period utilizing the Treasury stock method.

	Three Months Ended March 31,
(In Thousands, except per share data)	2008	2007

Net Income to Common Shareholders	$3,463	$2,692

Basic Weighted-Average Common Shares Outstanding	8,296,494	8,273,250
Plus: Common Stock Equivalents	101,257	127,349
Diluted Weighted-Average Common Shares Outstanding	8,397,751	8,400,599
Net Income Per Common Share
Basic	$0.42	$0.33
Diluted	0.41	0.32

Stock options with an exercise price below the Corporation’s market price equal to 380,252 and 373,264 shares were not included in the computation of diluted earnings per share in the first quarters of 2008 and 2007, respectively because they were antidilutive.

Income Taxes:     The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2004 or by New Jersey tax authorities for years prior to 2003.  The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at January 1, 2008.

Comprehensive Income:  Comprehensive income consists of net income and the change during the period in the Corporation’s pension benefit obligation and the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses.  Total comprehensive income for the three months ended March 31, 2008 and 2007 was $332 thousand and $3.0 million, respectively.

Reclassification:  Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2008 presentation.

2.  LOANS

Loans outstanding as of March 31, 2008, and December 31, 2007, consisted of the following:

	March 31,	December 31,
(In thousands)	2008	2007
Residential real estate	$494,806	$497,016
Commercial real estate	249,654	237,316
Commercial loans	132,478	129,747
Construction loans	51,928	60,589
Consumer loans	34,353	37,264
Other loans	20,139	19,248
Total loans	$983,358	$981,180

Non-performing assets, which are loans past due in excess of 90 days and still accruing, non-accrual loans and other real estate owned totaled $5.5 million at March 31, 2008 and $2.1 million at December 31, 2007.  Management believes that the value of the real estate exceeds the balance due on the loans and expects no loss.

3.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $40.7 million and $29.2 million at March 31, 2008 and December 31, 2007, respectively, with a weighted average interest rate of 3.59 percent and 3.69 percent, respectively.  Advances totaling $13.0 million at March 31, 2008, have fixed maturity dates, while advances totaling $4.7 million were amortizing advances with monthly payments of principal and interest.  These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $227.5 million at March 31, 2008.

At March 31, 2008, the Corporation had $23.0 million in fixed rates advances that are noncallable for one, two or three years and then callable quarterly within final maturities of three, five or ten years.  These advances are secured by pledges of investment securities totaling $24.4 million at March 31, 2008.

There were no overnight borrowings at March 31, 2008, while overnight borrowings at December 31, 2007 totaled $15.7 million.  For the three months ended March 31, 2008 and 2007, overnight borrowings from the FHLB averaged $1.8 million with a weighted average interest rate of 3.98 percent and $4.3 million with a weighted average interest rate of 5.37 percent, respectively.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2008	$-
2009	2,000
2010	13,390
2011	3,000
2012	5,000
Over 5 years	17,268
Total	$40,658

4.  BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees.

The net periodic expense for the periods indicated included the following components:

	Three Months Ended March 31,
(In thousands)	2008	2007
Service cost	$434	$438
Interest cost	229	195
Expected return on plan assets	(289)	(252)
Amortization of:
Net loss	9	9
Unrecognized prior service cost	-	-
Unrecognized remaining net assets	(2)	(2)
Net periodic benefit cost	$381	$388

The Corporation expects to contribute $1.1 million to its pension plan in 2008.  As of March 31, 2008, contributions of $270 thousand had been made for the current year.

5.	BUSINESS SEGMENTS

Late in 2007, the Corporation changed internal accounting and reporting processes in order to segregate and assess its results among two operating segments, Banking and Trust and adopted the new processes as of January 1, 2008.  Management uses certain methodologies to allocate income and expense to the business segments.  A funds transfer pricing methodology is used to assign interest income and interest expense to each interest-earning asset and interest-bearing liability on a matched maturity funding basis.  Certain indirect expenses are allocated to segments.  These include support unit expenses such as technology and operations and other support functions.  Taxes are allocated to each segment based on the effective rate for the period shown.

Banking

The Banking segment includes commercial, commercial real estate, residential and consumer lending activities; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support and sales.

PGB Trust & Investments

PGB Trust & Investments includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended March 31, 2008.

		PGB Trust
	Banking	& Investments	Total
(In thousands)	2008	2008	2008

Net interest income	$9,803	$711	$10,514
Noninterest income	1,175	2,554	3,729
Total income	10,978	3,265	14,243

Provision for loan losses	430	-	430
Premises and equipment expense	1,828	212	2,040
Other noninterest expense	4,893	1,676	6,569
Total noninterest expense	7,151	1,888	9,039
Income before income tax expense	3,827	1,377	5,204
Income tax expense	1,280	461	1,741
Net income	$2,547	$916	$3,463

Total assets at period end	$1,395,184	$652	$1,395,836

6.	FAIR VALUE

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets Measured on a Recurring Basis

Fair Value Measurements at March 31, 2008 Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for Sale Securities	$228,885	$2,711	$226,174	$-

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL:  The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s view of future interest income and net loans, management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities and market conditions.  These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms.  Actual results may differ materially from such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	Effectiveness of the Corporation’s balance sheet restructuring initiative.
•	The uncertain credit environment in which the Corporation operates.
•	Unexpected decline in the direction of the economy in New Jersey.
•	Unexpected changes in interest rates.
•	Failure to grow business.
•	Inability to manage growth in commercial loans.
•	Unexpected loan prepayment volume.
•	Unanticipated exposure to credit risks.
•	Insufficient allowance for loan losses.
•	Competition from other financial institutions.
•	Adverse effects of government regulation or different than anticipated effects from existing regulations.
•	Decline in the levels of loan quality and origination volume.
•	Decline in trust assets or deposits.
•	Unexpected classification of securities to other-than-temporary impaired status.

The Corporation assumes no responsibility to update such forward-looking statements in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Corporation’s Audited Consolidated Financial Statements included in the December 31, 2007 Annual Report on Form 10-K, contains a summary of the Corporation’s significant accounting policies.  Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact results of operations.  This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

EXECUTIVE SUMMARY:  For the first quarter of 2008, the Corporation’s net income was $3.5 million as compared to $2.7 million for the first quarter of 2007, an increase of $771 thousand, or 28.6 percent.  Earnings per share were $0.41 per diluted share in the first quarter of 2008 as compared to $0.32 per diluted share for the first quarter of 2007.  The primary factor contributing to the increase in net income is the improvement in net interest income and the net interest margin, which is explained below.  Annualized return on average assets for the quarter was 1.02 percent and annualized return on average equity was 12.81 percent for the first quarter of 2008.

On a fully tax-equivalent basis, net interest income was $10.8 million in the first quarter of 2008 as compared to $8.6 million in the first quarter of 2007, an increase of $2.2 million or 26.2 percent from the same quarter last year.  The net interest margin was 3.34 percent for the first quarter of 2008 as compared to 2.82 percent for the same quarter of 2007 and 3.21 percent in the fourth quarter of 2007.

Average loans increased $111.7 million or 12.8 percent to $982.6 million for the first quarter of 2008.  The Corporation’s long-term plan calls for a substantial shift in the asset mix, with less emphasis on residential mortgages and more emphasis on higher yielding commercial loans and commercial mortgages.  As a result of this strategy, the average commercial loan portfolios grew $112.2 million or 35.2 percent, while the average mortgage loan portfolio declined by $3.0 million or 0.6 percent.  Loan rates declined seven basis points from the first quarter of 2007 to 5.99 percent for the same quarter of 2008.

Deposits averaged $1.2 billion in the first quarter of 2008, growing $56.9 million, or 5.0 percent, over the levels of the first quarter of 2007.  Deposit gathering remains highly competitive as short-term market rates have declined in the past few months.  In the first quarter of 2008, rates paid for interest-bearing deposits were 2.95 percent as compared to 3.63 percent for the first quarter of 2007, a decline of 68 basis points.

EARNINGS ANALYSIS

NET INTEREST INCOME:  On a tax-equivalent basis on interest-earning assets and before the provision for loan losses, net interest income was $10.8 million for the first quarter of 2008 as compared to $8.6 million for the same quarter of 2007, an increase of $2.2 million or 26.2 percent.  The net interest margin, on a fully tax-equivalent basis, was 3.34 percent and 2.82 percent in the first quarters of 2008 and 2007, respectively, an increase of 52 basis points.  When compared to the fourth quarter of 2007, net interest income for the first quarter of 2008, rose $553 thousand, or 5.4 percent, from $10.2 million on a tax-equivalent basis.  On a fully tax equivalent basis, the net interest margin, increased from 3.21 percent in the fourth quarter of 2007, to 3.34 percent in the first quarter of 2008.

Average loans for the first quarter of 2008 increased $111.7 million or 12.8 percent to $982.6 million from $870.9 million for the first quarter of 2007.  The average mortgage loan portfolio declined by $3.0 million or 0.6 percent, during this period, while the average commercial loan portfolios grew $112.2 million or 35.2 percent.  Our long-term plan calls for a substantial shift in our asset mix, with less emphasis on residential mortgages and more emphasis on higher yielding commercial loans and commercial mortgages.  We believe this material shift in our asset mix will deliver substantially superior earnings performance over the coming years and improvement has already been seen in our net interest margin since last year.

Average deposits were $1.2 billion the first quarter of 2008, growing $56.9 million, or 5.0 percent from the averages reported for the same quarter of 2007.  For the first quarters of 2008 and 2007, certificates of deposit averaged $403.9 million and $372.3 million, increasing $31.6 million or 8.5 percent.  In the first quarter of 2008, money market accounts averaged $406.1 million, an increase of $28.0 million, or 7.4 percent, over the same quarter in 2007.  Certificates of deposit and money market accounts remain the Corporation’s fastest growing categories of deposits and pay the highest rates, averaging 4.46 percent and 2.61 percent, respectively, in the first quarter.  The high yield money market account has experienced the largest growth, $97.8 million, or 52.0 percent, and has remained popular with the Bank’s customers.  Average demand deposits were $185.8 million for the first quarter of 2008, an increase of $5.6 million or 3.1 percent, from the year ago period.  Average overnight borrowings declined $2.5 million from $4.3 million in the first quarter of 2007 to $1.8 million for the first quarter of 2008, as other borrowings increased to $15.6 million, or 65.7 percent.

On a tax-equivalent basis, average interest rates remained relatively flat, 5.76 percent for the first quarter of 2008 as compared to 5.77 percent for the same quarter last year.  Average interest rates earned on investment securities increased 19 basis points to 5.21 percent for the first quarter of 2008; however, average balances had declined $50.1 million causing interest income from investments to decline $490 thousand.  Average interest rates earned on loans declined 7 basis points to 5.99 percent from 6.06 percent for the same period in 2007.

The average interest rates paid on interest-bearing liabilities in the first quarters of 2008 and 2007 was 2.98 percent and 3.63 percent, respectively, a 65 basis point decrease.  While the average rate paid on money market accounts declined 145 basis points to 2.61 percent for the first quarter of 2008, average rates paid on certificates of deposit declined only 34 basis points.  The average rates paid on borrowings declined to 3.61 percent in the first quarter of 2008 from 3.77 percent in the first quarter of 2007 due in part to the reduction in short-term market rates.

The cost of funds decreased to 2.53 percent for the first quarter of 2008 as compared to 3.07 percent for the same period in 2007.  The net interest income and net interest margin has benefited from the Federal Reserve Board’s decisions to reduce the fed funds target rate 200 basis points in the first quarter of 2008.  We expect that further interest rate reductions are possible and anticipate that these rate cuts will further lower the cost of funds.

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Quarters Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	March 31, 2008			March 31, 2007
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$231,715	$2,983	5.15%	$282,137	$3,509	4.97%
Tax-exempt (1) (2)	56,821	776	5.46	56,502	740	5.24
Loans (2) (3)	982,625	14,704	5.99	870,905	13,193	6.06
Federal funds sold	13,153	107	3.26	5,884	79	5.38
Interest-earning deposits	7,819	48	2.45	898	11	5.02
Total interest-earning assets	1,292,133	$18,618	5.76%	1,216,326	$17,532	5.77%
Noninterest -earning assets:
Cash and due from banks	20,809			23,127
Allowance for loan losses	(7,463)			(6,770)
Premises and equipment	26,473			24,406
Other assets	28,436			26,642
Total noninterest-earning assets	68,255			67,405
Total assets	$1,360,388			$1,283,731

LIABILITIES:
Interest-bearing deposits:
Checking	$136,440	$210	0.62%	$136,941	$282	0.82%
Money markets	406,070	2,649	2.61	378,082	3,837	4.06
Savings	64,753	99	0.61	72,574	124	0.68
Certificates of deposit	403,912	4,503	4.46	372,280	4,464	4.80
Total interest-bearing deposits	1,011,175	7,461	2.95	959,877	8,707	3.63
Borrowings	41,014	370	3.61	27,930	263	3.77
Total interest-bearing liabilities	1,052,189	7,831	2.98	987,807	8,970	3.63
Noninterest bearing liabilities
Demand deposits	185,818			180,247
Accrued expenses and
other liabilities	14,267			10,967
Total noninterest-bearing
liabilities	200,085			191,214
Shareholders’ equity	108,114			104,710
Total liabilities and
shareholders’ equity	$1,360,388			$1,283,731
Net Interest income
(tax-equivalent basis)		10,787			8,562
Net interest spread			2.78%			2.14%
Net interest margin (4)			3.34%			2.82%
Tax equivalent adjustment		(273)			(238)
Net interest income		$10,514			$8,324

Average Balance Sheet
Unaudited
Quarters Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	March 31, 2008			December 31, 2007
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$231,715	$2,983	5.15%	$251,018	$3,332	5.31%
Tax-exempt (1) (2)	56,821	776	5.46	55,263	733	5.31
Loans (2) (3)	982,625	14,704	5.99	961,424	15,008	6.24
Federal funds sold	13,153	107	3.26	6,102	71	4.63
Interest-earning deposits	7,819	48	2.45	897	9	4.03
Total interest-earning assets	1,292,133	$18,618	5.76%	1,274,704	$19,153	6.01%
Noninterest -earning assets:
Cash and due from banks	20,809			22,203
Allowance for loan losses	(7,463)			(7,114)
Premises and equipment	26,473			26,145
Other assets	28,436			26,574
Total noninterest-earning assets	68,255			67,808
Total assets	$1,360,388			$1,342,512

LIABILITIES:
Interest-bearing deposits:
Checking	$136,440	$210	0.62%	$132,446	$238	0.72%
Money markets	406,070	2,649	2.61	399,177	3,417	3.42
Savings	64,753	99	0.61	65,470	101	0.62
Certificates of deposit	403,912	4,503	4.46	395,784	4,757	4.81
Total interest-bearing deposits	1,011,175	7,461	2.95	992,877	8,513	3.43
Borrowings	41,014	370	3.61	39,369	406	4.13
Total interest-bearing liabilities	1,052,189	7,831	2.98	1,032,246	8,919	3.46
Noninterest bearing liabilities
Demand deposits	185,818			189,384
Accrued expenses and
other liabilities	14,267			12,357
Total noninterest-bearing
liabilities	200,085			201,741
Shareholders’ equity	108,114			108,525
Total liabilities and
shareholders’ equity	$1,360,388			$1,342,512
Net Interest income
(tax-equivalent basis)		10,787			10,234
Net interest spread			2.78%			2.55%
Net interest margin (4)			3.34%			3.21%
Tax equivalent adjustment		(273)			(246)
Net interest income		$10,514			$9,988

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include non-accrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME:  In the first quarter of 2008, other income was $3.7 million as compared to $3.2 million in the first quarter of 2007, an increase of $541 thousand, or 17.0 percent.  PGB Trust and Investments, the Bank’s trust division, generated $2.5 million in fee income in the first quarter of 2008, an increase of $343 thousand or 16.0 percent over the same quarter of 2007 due in part to higher levels of overall business and higher estate fees.  At March 31, 2008 the market value of trust assets under administration was over $1.95 billion.

In the first quarters of 2008 and 2007, the Corporation recorded securities gains of $310 thousand and $162 thousand, respectively.  Included in securities gains during the first quarter of 2008 was a gain of $81 thousand from the mandatory redemption of Class B Visa shares in conjunction with Visa’s initial public offering.

Net losses on the disposal of fixed assets totaled $71 thousand for the first quarter of 2008 and net gains on the disposal of fixed assets of $3 thousand were recorded in the same period of 2007.  The Corporation relocated the Shunpike Branch to a larger, full-service facility on Green Village Road in Chatham, New Jersey resulting in a loss on disposal of fixed assets of $99 thousand.

Other income, excluding trust fee income and the gains and losses noted above, totaled $1.0 million and $880 thousand for the first three months of 2008 and 2007, respectively.  The Bank invested in an additional $5.0 million of Bank Owned Life Insurance in the first quarter of 2008 and realized additional income of $53 thousand.  Also included in other income in the first quarter of 2008 are fee income from the sale of mortgage loans of $62 thousand and a gain on the sale of property taken into other real estate owned of $24 thousand.

The following table presents the components of other income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2008	2007
Trust department income	$2,485	$2,142
Service charges and fees	489	490
Bank owned life insurance	269	216
Other non-interest income	155	90
Safe deposit rental fees	67	66
Fees for other services	25	19
(Losses)/gains on disposal of fixed assets	(71)	3
Securities gains	310	162
Total other income	$3,729	$3,188

OTHER EXPENSES:  Other expenses totaled $8.6 million for the first quarter of 2008, as compared to $7.6 million recorded in the first quarter of 2007, an increase of $1.1 million or 13.9 percent.  Salaries and benefits, the Corporation’s largest non-interest expense, was $4.9 million for the first quarter of 2008 as compared to $4.3 million for the same quarter of 2007, an increase of $657 thousand or 15.4 percent, This increase is due to the addition of additional commercial lending officers and support staff to carry out the Corporation’s strategic plan to grow the commercial and construction loan portfolios, as well as normal salary increases, branch expansion, higher group health insurance and pension plan costs.  In addition, the Corporation expensed $101 thousand of stock-based compensation expense in the first quarter of 2008 as compared to $45 thousand in the same quarter of 2007.

In the first quarter of 2008, premises and equipment expense increased $186 thousand, or 10.0 percent, from the first quarter in 2007.  The increase is due in part to the additional expenses associated with a new branch and additional employees.  While the Corporation strives to control costs, new branches are vital to our future growth and profitability.  Deposit and loan growth continues as we add new markets and expand our staff to include professional commercial lenders.  The Corporation continues to strive to operate in an efficient manner.

For the three months ended March 31, 2008, advertising expense more than doubled as the Bank heavily advertised the relocation of the Shunpike Branch and increased the advertising for its Trust Division.  Professional fees totaled $237 thousand and $273 thousand for the first quarters of 2008 and 2007, respectively.  The Corporation paid higher recruitment fees to fill new lending positions in 2007.  The Corporation also celebrated with a grand opening the new full-service branch on Green Village Road, which resulted in some additional customer relations expenses.

The following table presents the components of other expense for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2008	2007
Salaries and employee benefits	$4,911	$4,254
Premises and equipment	2,040	1,854
Advertising	253	113
Professional fees	237	273
Trust department expense	139	99
Telephone	111	106
Stationery and supplies	110	78
Postage	91	84
Other expense	717	697
Total other expense	$8,609	$7,558

NON-PERFORMING ASSETS:  Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets.  These assets totaled $5.5 million and $2.1 million at March 31, 2008 and December 31, 2007 respectively.  The increase in non-performing assets in the first quarter as compared year end 2007 was the result of higher non-accrual loans, including a commercial loan of $1.7 million and several residential mortgage loans.  Peapack-Gladstone Bank has no sub-prime loans, higher-interest rate loans to consumers with impaired or non-existent credit histories, in its mortgage loan portfolio.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

	March 31,	December 31,
(In thousands)	2008	2007
Loans past due in excess of 90 days and still accruing	$-	$-
Non-accrual loans	4,506	2,131
Other real estate owned	965	-
Total non-performing assets	$5,471	$2,131

Non-performing loans as a % of total loans	0.46%	0.22%
Non-performing assets as a % of total loans plus
other real estate owned	0.56%	0.22%
Allowance as a % of total loans	0.79%	0.76%

PROVISION FOR LOAN LOSSES:  The provision for loan losses was $430 thousand for the first quarter of 2008 as compared to $125 thousand for the same period of 2007.  The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.  The higher provision reflects the increased percentage of commercial credits in relation to the entire loan portfolio.  Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

For the first quarter of 2008, there were net charge-offs of $153 thousand as compared to net recoveries of $1 thousand during the first quarter of 2007.

A summary of the allowance for loan losses for the periods indicated:

(In thousands)	2008	2007
Balance, January 1,	$7,500	$6,768
Provision charged to expense	430	125
Charge-offs	(154)	-
Recoveries	1	1
Balance, March 31,	$7,777	$6,894

INCOME TAXES:  Income tax expense as a percentage of pre-tax income was 33.5 percent and 29.7 percent for the three months ended March 31, 2008 and 2007, respectively.  Pre-tax income increased to $5.2 million for the first three months of 2008 from $3.8 million for the same period in 2007.

CAPITAL RESOURCES:  The Corporation is committed to maintaining a strong capital position.  At March 31, 2008, total shareholders’ equity, including net unrealized losses on securities available for sale, was $105.7 million, representing a decrease in total shareholders’ equity from what was recorded at December 31, 2007, of $1.7 million or 1.6 percent.  Net unrealized losses on available-for-sale securities rose from $5.9 million to $9.0 million during the first quarter of 2008.

The Federal Reserve Board has adopted risk-based capital guidelines for banks.  The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent.  Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative preferred stock, less goodwill and certain other intangibles.  The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss.  At March 31, 2008, the Corporation’s Tier 1 Capital and Total Capital ratios were 11.94 percent and 12.76 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines.  These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating.  All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points.  The Corporation’s leverage ratio at March 31, 2008, was 8.39 percent.

LIQUIDITY:  Liquidity refers to an institution’s ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations.  Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management’s opinion is that the Corporation’s liquidity position is sufficient to meet future needs.  Cash and cash equivalents, interest earning deposits and federal funds sold totaled $77.3 million at March 31, 2008.  In addition, the Corporation has $229.0 million in securities designated as available for sale.  These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below.  Carrying value as of March 31, 2008, of investment securities and securities available for sale maturing within one year amounted to $10.8 million and $3.4 million, respectively.

The primary source of funds available to meet liquidity needs is the Corporation’s core deposit base, which excludes certificates of deposit greater than $100 thousand.  As of March 31, 2008, core deposits equaled $1.05 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (Statement No. 157).  Statement No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Statement No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  The adoption of Statement No. 157 did not have a material impact on the Corporation’s financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (Statement No. 159).  Statement No. 159 provides companies with an option to report selected financial assets and liabilities at fair value.  Statement No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Statement No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement No. 157.  The adoption of Statement No. 159 did not have a material impact on the Corporation’s financial statements.

In September 2006, the FASB Emerging Issues Task Force (EITF) finalized Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The adoption of EITF 06-4 resulted in an accrued benefit liability of $449 thousand, which was taken against retained earnings and an annual expense of approximately $94 thousand in 2008.

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (SAB 109). Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of SAB 109 did not have a material impact on the Corporation’s consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, “Share-Based Payment” (SAB 110) allows companies to continue to use a “simplified” method, as discussed in SAB 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with FAS 123R.  SAB 107 originally indicated that use of the “simplified” method could not continue beyond December 31, 2007.  The simplified method can only be used under certain circumstances.  Examples of situations where it may be appropriate to use the simplified method include 1) instances where a company does not have sufficient historical exercise data, 2) significantly changes the terms of its share option grants or types of employees who receive grants and 3) instances when a company expects significant changes to its business that would impact the reliance on historical exercise data.  The adoption of SAB 110 did not have a material effect on the Corporation’s financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2008).

ITEM 4.  Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Corporation’s management, have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly report on Form 10-Q.  Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting that have materially affected, or is reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2008 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Issuer Purchases of Equity Securities
			Total Number of
			Shares	Maximum Number
	Total		Purchased as	Of Shares That May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	Or Programs	Programs

January 1-31, 2008	6,346	$24.41	6,346	61,254
February 1-29, 2008	4,154	25.37	4,154	57,100
March 1-31, 2008	11,800	25.17	11,800	45,300
Total	22,300	$24.99	22,300

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
A. Restated Certificate of Incorporation as in effect on the date of this filing (filed herewith).

B. Amended By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2007.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 8, 2008	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: May 8, 2008	By: /s/ Arthur F. Birmingham
Arthur F. Birmingham
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

3	Articles of Incorporation and By-Laws:
A. Restated Certificate of Incorporation as in effect on the date of this filing (filed herewith).

B. Amended By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2007.

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