Form 10-Q
period 2008-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2008-08-08
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2008

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
Yes ☒          No ☐

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

Number of shares of Common Stock outstanding as of August 1, 2008:
8,286,586

PEAPACK-GLADSTONE FINANCIAL CORPORATION
PART 1  FINANCIAL INFORMATION

PART 2  OTHER INFORMATION

Item 1A	Risk Factors	Page 25
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 26
Item 6	Exhibits	Page 27

Item 1.  Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$25,433	$25,443
Federal funds sold	637	1,771
Interest-earning deposits	1,709	973
Total cash and cash equivalents	27,779	28,187

Investment securities held to maturity (approximate market
value $40,335 in 2008 and $45,070 in 2007)	40,277	45,139

Securities available for sale	213,057	236,944
FHLB and FRB Stock, at cost	5,363	4,293

Loans	1,007,845	981,180
Less: Allowance for loan losses	8,295	7,500
Net Loans	999,550	973,680

Premises and equipment	26,321	26,236
Other real estate owned	1,564	-
Accrued interest receivable	4,857	5,122
Cash surrender value of life insurance	24,993	19,474
Other assets	13,898	7,901
TOTAL ASSETS	$1,357,659	$1,346,976

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$190,713	$199,266
Interest-bearing deposits:
Checking	140,290	145,490
Savings	67,247	64,772
Money market accounts	392,289	377,544
Certificates of deposit over $100,000	176,862	155,410
Certificates of deposit less than $100,000	211,283	237,785
Total deposits	1,178,684	1,180,267
Overnight borrowings	25,000	15,650
Long-term debt	40,357	29,169
Accrued expenses and other liabilities	11,209	14,461
TOTAL LIABILITIES	1,255,250	1,239,547

SHAREHOLDERS’ EQUITY
Common stock (no par value; $0.83 per share;
authorized 20,000,000 shares; issued shares, 8,623,003 at
June 30, 2008 and 8,577,446 at December 31, 2007;
outstanding shares, 8,299,538 at June 30, 2008 and
8,304,486 at December 31, 2007)	7,185	7,148
Surplus	91,904	90,677
Treasury stock at cost, 323,465 shares at June 30, 2008
and 272,960 shares at December 31, 2007	(7,525)	(6,255)
Retained earnings	25,690	21,750
Accumulated other comprehensive loss, net of income tax	(14,845)	(5,891)
TOTAL SHAREHOLDERS’ EQUITY	102,409	107,429
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,357,659	$1,346,976

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$14,284	$13,576	$28,967	$26,755
Interest on investment securities:
Taxable	156	217	330	451
Tax-exempt	233	274	474	545
Interest on securities available for sale:
Taxable	2,547	3,218	5,356	6,493
Tax-exempt	311	243	594	488
Interest-earning deposits	76	10	124	21
Interest on federal funds sold	5	357	112	436
Total interest income	17,612	17,895	35,957	35,189

INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	2,162	4,094	5,120	8,337
Interest on certificates of deposit over $100,000	1,559	1,810	3,401	3,416
Interest on other time deposits	2,083	3,117	4,744	5,975
Interest on borrowed funds	391	204	761	467
Total interest expense	6,195	9,225	14,026	18,195

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	11,417	8,670	21,931	16,994

Provision for loan losses	590	100	1,020	225

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,827	8,570	20,911	16,769

OTHER INCOME
Trust department income	2,665	2,459	5,150	4,601
Service charges and fees	540	513	1,029	1,003
Bank owned life insurance	304	221	573	437
Securities gains	69	220	379	382
Other income	83	147	259	325
Total other income	3,661	3,560	7,390	6,748

OTHER EXPENSES
Salaries and employee benefits	4,833	4,360	9,744	8,614
Premises and equipment	2,108	1,748	4,148	3,602
Other expenses	2,188	1,911	3,846	3,361
Total other expenses	9,129	8,019	17,738	15,577

INCOME BEFORE INCOME TAX EXPENSE	5,359	4,111	10,563	7,940
Income tax expense	1,780	1,298	3,521	2,435
NET INCOME	$3,579	$2,813	$7,042	$5,505
EARNINGS PER SHARE
Basic	$0.43	$0.34	$0.85	$0.67
Diluted	$0.43	$0.33	$0.84	$0.65

Average basic shares outstanding	8,297,735	8,289,843	8,297,114	8,281,592
Average diluted shares outstanding	8,400,052	8,400,401	8,397,022	8,384,148

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Balance, beginning of period	$107,429	$103,763

Cumulative effect adjustment resulting from the adoption of
EITF 06-04	(449)	-

Comprehensive income:

Net income	7,042	5,505

Unrealized holding losses on securities
arising during the period, net of tax	(8,708)	(864)
Less: reclassification adjustment for gains
included in net income, net of tax	246	248
	(8,954)	(1,112)

Total comprehensive income	(1,912)	4,393

Common stock options exercised	794	953

Purchase of treasury stock	(1,270)	(682)

Cash dividends declared	(2,654)	(2,488)

Stock-based compensation expense	182	98

Tax benefit on disqualifying and nonqualifying
exercise of stock options	289	111

Balance, June 30,	$102,409	$106,148

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income:	$7,042	$5,505
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,156	1,071
Amortization of premium and accretion of
discount on securities, net	106	172
Provision for loan losses	1,020	225
Gains on security sales	(379)	(111)
Gains on loans sold	-	(382)
Loss/(Gain) on disposal of fixed assets	153	(3)
Gain on sale of other real estate owned	(24)	-
Stock-based compensation	182	98
Increase in cash surrender value of life insurance, net	(519)	(381)
Decrease in accrued interest receivable	265	141
(Increase)/decrease in other assets	(129)	665
Decrease in accrued expenses and other liabilities	(3,700)	(4,370)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,173	2,630
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	4,238	5,799
Proceeds from maturities of securities available for sale	25,019	27,650
Proceeds from calls of investment securities	593	150
Proceeds from calls and sales of securities available for sale	20,960	2,108
Purchase of securities available for sale	(37,680)	(568)
Purchase of life insurance	(5,000)	(12,613)
Proceeds from sales of loans	8,343	2,056
Net increase in loans	(35,233)	(34,266)
Proceeds from sales of other real estate owned	286	-
Net increase in other real estate owned	(1,826)	-
Purchases of premises and equipment	(1,426)	(2,302)
Disposal of premises and equipment	32	30
NET CASH USED IN INVESTING ACTIVITIES	(21,694)	(11,956)
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(1,583)	28,818
Net increase in other borrowings	9,350	-
Proceeds from Federal Home Loan Bank advances	12,000	-
Repayments of Federal Home Loan Bank advances	(812)	(891)
Cash dividends paid	(2,655)	(2,482)
Tax benefit on stock option exercises	289	111
Exercise of stock options	794	953
Purchase of treasury stock	(1,270)	(682)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,113	25,827

Net (decrease)/increase in cash and cash equivalents	(408)	16,501
Cash and cash equivalents at beginning of period	28,187	30,258
Cash and cash equivalents at end of period	$27,779	$46,759

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,852	$16,934
Income taxes	4,579	3,170

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

For the three months ended June 30, 2008 and 2007, the Corporation recorded total compensation cost for share-based payment arrangements of $81 thousand and $53 thousand, respectively, with a recognized tax benefit of $7 thousand and $3 thousand for the second quarter of 2008 and 2007, respectively.

The Corporation recorded total compensation cost for share-based payment arrangements of $182 thousand and $98 thousand for the six months ended June 30, 2008 and 2007, respectively, with a recognized tax benefit of $13 thousand and $7 thousand for the same periods.

As of June 30, 2008, there was approximately $1.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 1.8 years.

For the Corporation’s stock option plans, changes in options outstanding during the six months ended June 30, 2008 were as follows:

	Number	Exercise	Weighted	Aggregate
	of	Price	Average	Intrinsic
(Dollars in thousands except share data)	Shares	Per Share	Exercise Price	Value
Balance, December 31, 2007	583,812	$13.62-$32.14	$24.77
Granted	69,860	21.97-29.50	24.89
Exercised	(45,557)	13.68-18.23	17.42
Forfeited	(1,040)	24.57-28.89	28.24
Balance, June 30, 2008	607,075	$13.62-$32.14	$25.33	$752
Options exercisable, June 30, 2008	474,478			$752

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $365 thousand and $1.0 million, respectively.

The per share weighted-average fair value of stock options granted during the first six months of 2008 and 2007 for all plans was $10.86 and $10.36, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2008	2007
Dividend yield	2.41%	2.00%
Expected volatility	50%	43%
Expected life	7 years	5 years
Risk-free interest rate	3.82%	4.57%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, except per share data)	2008	2007	2008	2007

Net Income to Common Shareholders	$3,579	$2,813	$7,042	$5,505

Basic Weighted-Average Common
Shares Outstanding	8,297,735	8,289,843	8,297,114	8,281,592
Plus: Common Stock Equivalents	102,317	110,558	99,908	102,556
Diluted Weighted-Average Common
Shares Outstanding	8,400,052	8,400,401	8,397,022	8,384,148
Net Income Per Common Share
Basic	$0.43	$0.34	$0.85	$0.67
Diluted	0.43	0.33	0.84	0.65

Stock options with an exercise price below the Corporation’s market price equal to 381,929 and 15,480 shares were not included in the computation of diluted earnings per share in the second quarters of 2008 and 2007, respectively because they were antidilutive.  Stock options with an exercise price below the Corporation’s market price equal to 383,054 and 308,161 shares were not included in the computation of diluted earnings per share in the six months ended June 30, 2008 and 2007, respectively because they would be antidilutive.

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

Comprehensive Income:  Comprehensive income consists of net income and the change during the period in the Corporation’s pension benefit obligation and the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses.  Total comprehensive income for the second quarter of 2008 was $2.2 million and $1.4 million for the same quarter in 2007.  Total comprehensive income for the six months ended June 30, 2008 and 2007 was $1.9 million and $4.4 million, respectively.

Reclassification:  Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2008 presentation.

2.  LOANS

Loans outstanding as of June 30, 2008, and December 31, 2007, consisted of the following:

	June 30,	December 31,
(In thousands)	2008	2007
Residential real estate	$499,131	$497,016
Commercial real estate	252,911	237,316
Commercial loans	147,033	129,747
Construction loans	52,747	60,589
Consumer loans	31,528	37,264
Other loans	24,495	19,248
Total loans	$1,007,845	$981,180

Non-performing assets, which are loans past due in excess of 90 days and still accruing, non-accrual loans and other real estate owned totaled $5.2 million at June 30, 2008 and $2.1 million at December 31, 2007.  Management believes that the value of the real estate exceeds the balance due on the loans and expects no loss.

3.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $40.4 million and $29.2 million at June 30, 2008 and December 31, 2007, respectively, with a weighted average interest rate of 3.54 percent and 3.69 percent, respectively.  Advances totaling $13.0 million at June 30, 2008, have fixed maturity dates, while advances totaling $4.4 million were amortizing advances with monthly payments of principal and interest.  These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $217.7 million at June 30, 2008.

At June 30, 2008, the Corporation had $23.0 million in fixed rates advances that are noncallable for one, two or three years and then callable quarterly within final maturities of three, five or ten years.  These advances are secured by pledges of investment securities totaling $25.2 million at June 30, 2008.

Overnight borrowings at June 30, 2008 totaled $25.0 million, while overnight borrowings at December 31, 2007 totaled $15.7 million.  For the three months ended June 30, 2008, overnight borrowings from the FHLB averaged $5.5 million with a weighted average interest rate of 2.25 percent, while there were no average borrowings for the same quarter last year.  For the six months ended June 30, 2008 and 2007, overnight borrowings from the FHLB averaged $3.7 million with a weighted average interest rate of 2.67 percent and $2.1 million with a weighted average interest rate of 5.40 percent, respectively.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2008	$25,000
2009	2,000
2010	13,188
2011	3,000
2012	5,000
Over 5 years	17,169
Total	$65,357

4.  BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees which was discontinued on May 12, 2008.  The plan is fully funded and contributions totaling $450 thousand have been made during 2008.  Employees will be receiving distributions from this plan during the second half of the year.   The Corporation amended its existing 401-K profit-sharing and investment plan to enhance the contributions to its salaried employees starting in May 2008. The impact of the curtailment of the plan was not material to the financial statements.

The net periodic expense for the periods indicated included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Service cost	$203	$439	$637	$877
Interest cost	228	194	457	389
Expected return on plan assets	(289)	(252)	(578)	(504)
Amortization of:
Net loss	8	8	17	17
Unrecognized remaining net assets	(1)	(1)	(3)	(3)
Net periodic benefit cost	$149	$388	$530	$776

5.	BUSINESS SEGMENTS

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three and six months ended June 30, 2008.

	Three Months Ended June 30, 2008
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$10,631	$786	$11,417
Noninterest income	964	2,697	3,661
Total income	11,595	3,483	15,078

Provision for loan losses	590	-	590
Premises and equipment expense	1,933	175	2,108
Other noninterest expense	5,385	1,636	7,021
Total noninterest expense	7,908	1,811	9,719
Income before income tax expense	3,687	1,672	5,359
Income tax expense	1,225	555	1,780
Net income	$2,462	$1,117	$3,579

	Six Months Ended June 30, 2008
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$20,434	$1,497	$21,931
Noninterest income	2,139	5,251	7,390
Total income	22,573	6,748	29,321

Provision for loan losses	1,020	-	1,020
Premises and equipment expense	3,761	387	4,148
Other noninterest expense	10,278	3,312	13,590
Total noninterest expense	15,059	3,699	18,758
Income before income tax expense	7,514	3,049	10,563
Income tax expense	2,505	1,016	3,521
Net income	$5,009	$2,033	$7,042

Total assets at period end	$1,356,961	$698	$1,357,659

6.	FAIR VALUE

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

Assets Measured on a Recurring Basis

Fair Value Measurements at June 30, 2008 Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for Sale Securities	$213,057	$2,317	$210,740	$-

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL:  The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s view of future interest income and net loans, management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities and market conditions.  These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms.  Actual results may differ materially from such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	Effectiveness of the Corporation’s balance sheet restructuring initiative.
•	The uncertain credit environment in which the Corporation operates.
•	Unexpected decline in the direction of the economy in New Jersey.
•	Unexpected changes in interest rates.
•	Failure to grow business.
•	Inability to manage growth in commercial loans.
•	Unexpected high loan prepayment volume.
•	Unanticipated exposure to credit risks.
•	Insufficient allowance for loan losses.
•	Competition from other financial institutions.
•	Adverse effects of government regulation or different than anticipated effects from existing regulations.
•	Decline in the levels of loan quality and origination volume.
•	Decline in trust assets or deposits.
•	Unexpected classification of securities to other-than-temporary impaired status.

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

EXECUTIVE SUMMARY:  For the second quarter of 2008, the Corporation’s net income was $3.6 million as compared to $2.8 million for the same quarter of 2007, an increase of $766 thousand, or 27.2 percent.  Earnings per share were $0.43 per diluted share in the second quarter of 2008 as compared to $0.33 per diluted share for the second quarter of 2007.  The primary factor contributing to the increase in net income is the improvement in net interest income and the net interest margin, which is explained below.  Annualized return on average assets for the quarter was 1.05 percent and annualized return on average equity was 13.52 percent for the second quarter of 2008.

In the second quarter of 2008, net interest income, on a fully tax-equivalent basis, was $11.7 million, an increase of $2.8 million or 31.6 percent from the second quarter last year and an increase of $939 thousand or 8.7 percent over the first quarter of 2008.  On a fully tax-equivalent basis, the net interest margin was 3.63 percent for the second quarter of 2008 as compared to 2.86 percent for the same period last year and 3.34 percent for the first quarter of 2008.

For the second quarter of 2008, average loans increased $101.1 million or 11.3 percent to $992.0 million.  The Corporation’s long-term plan calls for a substantial shift in the asset mix, with less emphasis on residential mortgages and more emphasis on higher yielding commercial loans and commercial mortgages.  As a result of this strategy, the average commercial loan portfolios grew $98.7 million or 28.7 percent, while the average mortgage loan portfolio increased slightly to $493.9 million.  Loan rates declined 33 basis points from the second quarter of 2007 to 5.77 percent for the same quarter of 2008.

Deposits averaged $1.19 billion in the second quarter of 2008, growing $19.2 million, or 1.6 percent, over the levels of the same year ago period.  Deposit gathering remains highly competitive as short-term market rates have declined in the past few months.  Rates paid for interest-bearing deposits were 2.34 percent in the second quarter of 2008, as compared to 3.67 percent for the same quarter of 2007, a decline of 133 basis points.

The Corporation recorded net income of $7.0 million for the first half of 2008, an increase of $1.5 million or 27.9 percent over the $5.5 million recorded for the same period of 2007.  For the six months ended June 30, 2008 and 2007, earnings per diluted share were $0.84 and $0.65, respectively.  Annualized return on average assets for the year to date was 1.04 percent and annualized return on average equity was 13.16 percent for the first six months of 2008.

Net interest income, on a fully tax-equivalent basis, was $22.5 million for the first six months of 2008, an increase of $5.0 million or 28.9 percent from the first half of last year.  On a fully tax-equivalent basis, the net interest margin, was 3.48 percent and 2.84 percent for the six months ended June 30, 2008 and 2007, respectively.

Average loans for the first half of 2008 totaled $987.3 million as compared to $881.0 million, an increase of $106.4 million or 12.1 percent over the same year ago period.  While the average mortgage loan portfolio remained flat to the first half of 2007, the average commercial loan portfolios rose $105.4 million or 31.8 percent.  Loan rates declined 20 basis points to 5.88 percent for the first six months of 2008 as compared to 2007.

In the six months ended June 30, 2008 and 2007, deposits averaged $1.19 billion and $1.16 billion, respectively, an increase of $37.9 million or 3.3 percent.  Rates paid for interest-bearing deposits declined 100 basis points to 2.65 percent in the first half of 2008.  Borrowings for the six months ended June 30, 2008 averaged $43.5 million, an increase of $17.9 million.  During the first half of 2008, the Corporation borrowed $23.0 million in fixed rates advances that are noncallable for one, two or three years.

Average investments declined $46.5 million for the first six months of 2008 when compared to the same year-to-date period of 2007 and yields on investments remained relatively constant.  In 2007 and for the first six months of 2008, the Corporation followed a strategy of investing the proceeds of maturing and sold securities into higher yielding loans.  Investments include pooled trust preferred securities, principally issued by banks, with an amortized cost of $67.1 million and a fair value of $48.4 million at June 30, 2008.  These securities have been classified in the available-for-sale portfolio since their purchase and are performing in accordance with contractual terms.  The Corporation has the ability and intent to hold these securities until maturity and, accordingly, transferred the securities to the held-to-maturity portfolio in July of 2008.

Given the challenging environment for many banks in the United States, there has been an increase in payment deferrals by issuers of trust preferred securities and a steady decline in the fair value of these securities.  At June 30, 2008, all but one of the trust preferred securities owned by the Corporation had an investment grade rating of A or better.  The rating agencies have recently placed a number of these securities on credit watch while they evaluate the current rating for possible downgrade.  At June 30, 2008, Management does not believe an adverse change in the cash flows of the underlying securities has occurred and, therefore, has not recorded a charge for other-than-temporary impairment.  The Corporation will continue to evaluate these securities in the future.

EARNINGS ANALYSIS

NET INTEREST INCOME:  Net interest income, on a tax-equivalent basis on interest-earning assets and before the provision for loan losses, was $11.7 million for the second quarter of 2008 as compared to $8.9 million for the second quarter of 2007, an increase of $2.8 million or 31.6 percent.  On a fully tax-equivalent basis, the net interest margin was 3.63 percent and 2.86 percent in the second quarters of 2008 and 2007, respectively, an increase of 77 basis points.  When compared to the first quarter of 2008, net interest income for the second quarter of 2008, rose $939 thousand, or 8.7 percent, from $10.8 million on a tax-equivalent basis.  On a fully tax equivalent basis, the net interest margin, increased from 3.34 percent in the first quarter of 2008, to 3.63 percent in the second quarter of 2008.

For the second quarter of 2008, average loans totaled $992.0 million, an increase of $101.1 million or 11.3 percent from $890.9 million for the same quarter of 2007.  While the average mortgage loan portfolio remained flat during this period, the average commercial loan portfolios grew $98.7 million or 28.7 percent.

For the second quarters of 2008 and 2007, average deposits were $1.19 billion and $1.17 billion, respectively, growing $19.2 million, or 1.6 percent.  In the second quarter of 2008, average non-interest bearing demand deposits increased $8.5 million or 4.5 percent to $198.9 million, from the same quarter in 2007.  Average money markets rose $22.7 million or 6.1 percent from the second quarter in 2007, totaling $394.3 million in the second quarter of 2008.  Average certificates of deposit declined $5.8 million or 1.4 percent due to competitive pressure on rates and the maturity of certificates offered at a special rate for the grand opening of the Summit Branch beginning in March 2007.  Average borrowings increased by $22.8 million to $46.0 million in the second quarter of 2008, from $23.2 million in the same quarter of 2007.

Average interest rates on interest-earning assets, on a tax-equivalent basis, declined 27 basis points to 5.55 percent for the second quarter of 2008 from 5.82 percent for the same quarter of 2007.  Average interest rates earned on investment securities declined 14 basis points to 4.95 percent for the second quarter of 2008.  Average interest rates earned on loans declined 33 basis points for the second quarter of 2008 to 5.77 percent from 6.10 percent for the same period in 2007.  Improvement has already been seen in our net interest margin since last year when we implemented our long-term plan, which calls for a substantial shift in our asset mix, with less emphasis on residential mortgages and more emphasis on higher yielding commercial loans and commercial mortgages.  We believe this material shift in our asset mix will deliver substantially superior earnings performance over the coming years.  However, increases this quarter have been offset by lower yields on adjustable-rate products and new loans as market rates and competition drive some rates down.

For the second quarter of 2008, average rates paid on interest-bearing deposits declined 133 basis points to 2.34 percent as compared to 3.67 percent for the same quarter of 2007.  Yields on money market products averaged 1.87 percent, while certificates of deposit yields averaged 3.67 percent for the second quarter of 2008. Although overnight rates have declined since the second quarter of 2007, interest expense on borrowings has increased due to the increase in average overnight borrowings to $5.5 million in the second quarter of 2008.

The cost of funds decreased to 2.00 percent for the second quarter of 2008 as compared to 3.08 percent for the same quarter in 2007.  The net interest income and net interest margin has benefited from the Federal Reserve Board’s decisions to reduce the fed funds target rate 225 basis points since the beginning of the year.

For the six months ended June 30, 2008, net interest income, on a fully tax-equivalent basis and before the provision for loan losses, was $22.5 million as compared to $17.5 million for the same period in 2007, an increase of $5.0 million or 28.9 percent.  The net interest margin, on a fully tax-equivalent basis, was 3.48 percent and 2.84 percent in the first six months of 2008 and 2007, respectively, an increase of 64 basis points.  Net interest income has mostly benefited from the reduction in short-term market rates as liability costs have declined $4.2 million when compared to the first half of 2007.

Average loans for the six months ended June 30, 2008 and 2007 totaled $987.3 million and $881.0 million, respectively, an increase of $106.4 million or 12.1 percent.  The average commercial loan portfolios grew to $436.8 million for the first half of 2008 from $331.4 million for the same period in 2007, an increase of $105.4 million or 31.8 percent.  The average mortgage loan portfolio remained flat during this same period.  Average investments declined $46.5 million or 13.9 percent to $286.9 million as maturities in this portfolio were reinvested in the loan portfolio.

For the first six months of 2008, average deposits were $1.19 billion, an increase of $37.9 million or 3.3 percent.  Average non-interest bearing demand deposits increased to $192.4 million for the first half of 2008 from $185.4 million for the same year ago period, rising $7.0 million or 3.8 percent.  Average money markets rose $25.3 million or 6.8 percent from the six months ended June 30, 2007, totaling $400.2 million in the first half of 2008.  Average certificates of deposit rose $12.8 million or 3.3 percent to $400.4 million for the first six months of 2008.  For the same six months of 2008, average borrowings increased by $17.9 million to $43.5 million from $25.6 million in the same period a year ago.  The reason for the increase is $23.0 million in fixed rates advances that the Corporation has borrowed in the past year.  These advances are noncallable for one, two or three years and then callable quarterly within final maturities of three, five or ten years.

On a tax-equivalent basis, average interest rates on assets, for the first six months of 2008 and 2007 were 5.65 percent and 5.79 percent, respectively, declining 14 basis points between 2008 and 2007.  Average interest rates earned on loans accounted for much of this decrease, declining 20 basis points for the period in 2008 to 5.88 percent from 6.08 percent for the same period in 2007.

For the six months ended June 30, 2008, average rates paid on interest-bearing deposits declined 100 basis points to 2.65 percent as compared to 3.65 percent for the same period in 2007.  Yields on money market products averaged 2.25 percent, while certificates of deposit yields averaged 4.07 percent for the first half of 2008.  Average rates paid on borrowings declined 15 basis points, yielding 3.50 percent and 3.65 percent for the first half of 2008 and 2007, respectively.

The cost of funds for the first half of 2008 also declined to 2.27 percent from 3.08 percent for the same year ago period.  The net interest income and net interest margin has benefited from the Federal Reserve Board’s decisions to reduce the fed funds target rate 225 basis points since the beginning of the year.

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Quarters Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	June 30, 2008			June 30, 2007
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$226,594	$2,703	4.77%	$271,494	$3,435	5.06%
Tax-exempt (1) (2)	58,617	828	5.65	56,597	740	5.23
Loans (2) (3)	992,032	14,309	5.77	890,939	13,590	6.10
Federal funds sold	849	5	2.15	26,935	357	5.30
Interest-earning deposits	14,406	76	2.10	718	10	5.77
Total interest-earning assets	1,292,498	$17,921	5.55%	1,246,683	$18,132	5.82%
Noninterest -earning assets:
Cash and due from banks	20,731			22,727
Allowance for loan losses	(7,771)			(6,896)
Premises and equipment	26,484			25,121
Other assets	25,984			26,851
Total noninterest-earning assets	65,428			67,803
Total assets	$1,357,926			$1,314,486

LIABILITIES:
Interest-bearing deposits:
Checking	$136,649	$214	0.63%	$138,530	$303	0.87%
Money markets	394,267	1,848	1.87	371,605	3,669	3.95
Savings	65,993	100	0.61	70,232	122	0.69
Certificates of deposit	396,969	3,642	3.67	402,787	4,927	4.89
Total interest-bearing deposits	993,878	5,804	2.34	983,154	9,021	3.67
Borrowings	45,975	391	3.40	23,224	204	3.51
Total interest-bearing liabilities	1,039,853	6,195	2.38	1,006,378	9,225	3.67
Noninterest bearing liabilities
Demand deposits	198,924			190,432
Accrued expenses and
other liabilities	13,227			11,235
Total noninterest-bearing
liabilities	212,151			201,667
Shareholders’ equity	105,922			106,441
Total liabilities and
shareholders’ equity	$1,357,926			$1,314,486
Net Interest income
(tax-equivalent basis)		11,726			8,907
Net interest spread			3.17%			2.15%
Net interest margin (4)			3.63%			2.86%
Tax equivalent adjustment		(309)			(237)
Net interest income		$11,417			$8,670

Average Balance Sheet
Unaudited
Year-To-Date
(Tax-Equivalent Basis, Dollars in Thousands)

	June 30, 2008			June 30, 2007
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$229,155	$5,686	4.96%	$276,786	$6,944	5.02%
Tax-exempt (1) (2)	57,719	1,603	5.56	56,549	1,479	5.23
Loans (2) (3)	987,328	29,014	5.88	880,978	26,783	6.08
Federal funds sold	7,001	112	3.19	16,468	436	5.30
Interest-earning deposits	11,113	124	2.22	807	21	5.36
Total interest-earning assets	1,292,316	$36,539	5.65%	1,231,588	$35,663	5.79%
Noninterest -earning assets:
Cash and due from banks	20,770			22,926
Allowance for loan losses	(7,617)			(6,833)
Premises and equipment	26,478			24,765
Other assets	27,210			26,748
Total noninterest-earning assets	66,841			67,606
Total assets	$1,359,157			$1,299,194

LIABILITIES:
Interest-bearing deposits:
Checking	$136,544	$424	0.62%	$137,740	$585	0.85%
Money markets	400,168	4,497	2.25	374,825	7,506	4.01
Savings	65,373	199	0.61	71,397	246	0.69
Certificates of deposit	400,441	8,145	4.07	387,618	9,391	4.85
Total interest-bearing deposits	1,002,526	13,265	2.65	971,580	17,728	3.65
Borrowings	43,495	761	3.50	25,564	467	3.65
Total interest-bearing liabilities	1,046,021	14,026	2.68	997,144	18,195	3.65
Noninterest bearing liabilities
Demand deposits	192,371			185,368
Accrued expenses and
other liabilities	13,747			11,101
Total noninterest-bearing
liabilities	206,118			196,469
Shareholders’ equity	107,018			105,581
Total liabilities and
shareholders’ equity	$1,359,157			$1,299,194
Net Interest income
(tax-equivalent basis)		22,513			17,468
Net interest spread			2.97%			2.14%
Net interest margin (4)			3.48%			2.84%
Tax equivalent adjustment		(582)			(474)
Net interest income		$21,931			$16,994

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include non-accrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME:  Other income was $3.7 million and $3.6 million in the second quarters of 2008 and 2007, respectively, an increase of $101 thousand, or 2.8 percent.  In the second quarter of 2008, PGB Trust and Investments, the Bank’s trust division, generated $2.7 million in fee income, an increase of $206 thousand or 8.4 percent over the same quarter of 2007 due in part to higher levels of overall business and higher estate fees.  At June 30, 2008 the market value of trust assets under administration for PGB Trust and Investments was over $1.91 billion.

In the second quarters of 2008 and 2007, the Corporation recorded securities gains of $69 thousand and $220 thousand, respectively.  The Corporation closed the New Vernon Branch in the second quarter resulting in a loss on disposal of fixed assets of $82 thousand.

Other income, excluding trust fee income and the gains and losses noted above, totaled $1.0 million and $881 thousand for the three months ended June 30, 2008 and 2007, respectively.  In the first quarter of 2008, the Bank invested in an additional $5.0 million of Bank Owned Life Insurance, which resulted in additional income of $83 thousand in the second quarter of 2008.  Also included in other income in the second quarter of 2008 is fee income from the sale of mortgage loans of $18 thousand.

For the first half of 2008, other income was $7.4 million, an increase of $642 thousand or 9.5 percent when compared to the $6.7 million recorded in the same period a year ago.  PGB Trust and Investments generated fee income of $5.2 million and $4.6 million in the first six months of 2008 and 2007, respectively.

Securities gains for the first half of 2008 totaled $379 thousand as compared to $382 thousand in the same period a year ago.  Included in securities gains in 2008 was a gain of $81 thousand from the mandatory redemption of Class B Visa shares in conjunction with Visa’s initial public offering.

Relocating the Shunpike Branch to Green Village Road and closing the New Vernon Branch in 2008 resulted in a $153 thousand loss on disposal of fixed assets.  All other income, excluding trust fee income and gains and losses, for the first half of 2008, totaled $2.0 million, an increase of $252 thousand or 14.3 percent over the other income recorded in the first half of 2007.  Income from Bank Owned Life Insurance increased $136 thousand or 31.1 percent to $573 thousand for the six months ended June 30, 2008 when compared to the year ago period.  Also included in other income in the first six months of 2008 and 2007 is fee income from the sale of mortgage loans of $80 thousand and $18 thousand, respectively.

The following table presents the components of other income for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30
(In thousands)	2008	2007	2008	2007
Trust department income	$2,665	$2,459	$5,150	$4,601
Service charges and fees	540	513	1,029	1,003
Bank owned life insurance	304	221	573	437
Other non-interest income	83	68	238	158
Safe deposit rental fees	56	56	123	122
Fees for other services	26	23	51	42
(Losses)/gains on disposal of fixed assets	(82)	-	(153)	3
Securities gains, net	69	220	379	382
Total other income	$3,661	$3,560	$7,390	$6,748

OTHER EXPENSES:  For the second quarter of 2008, other expenses totaled $9.1 million as compared to $8.0 million recorded in the second quarter of 2007, an increase of $1.1 million or 13.8 percent.  Salaries and benefits, the Corporation’s largest non-interest expense, was $4.8 million for the second quarter of 2008 as compared to $4.4 million for the same quarter of 2007, an increase of $473 thousand or 10.9 percent. This increase is due to the addition of new commercial lending officers and support staff to carry out the Corporation’s strategic plan to grow the commercial and construction loan portfolios, as well as normal salary increases, branch expansion, higher group health insurance and pension plan costs.  Also, the Corporation expensed $82 thousand of stock-based compensation expense in the second quarter of 2008 as compared to $53 thousand in the same quarter of 2007.

Premises and equipment expense increased $360 thousand, or 20.6 percent, from the second quarter in 2007 to $2.1 million for the second quarter of 2008.  The increase is due in part to the additional expenses associated with new branches and additional employees.  New branches are vital to our future growth and profitability.  Deposit and loan growth continues as we add new markets and expand our staff to include professional commercial lenders.  The Corporation continues to strive to operate in an efficient manner.

Stationery and supplies and telephone expense also rose due to the addition of new branches, totaling $132 thousand, an increase of $15 thousand or 12.8 percent and $117 thousand, an increase of $12 thousand or 11.4 percent, respectively.  Advertising expenses were $280 thousand for the second quarter of 2008 as compared to $401 thousand for the same quarter in 2007.  Professional services increased $33 thousand or 9.4 percent for the second quarter of 2008 when compared to the same quarter last year and includes increased legal expenses related to nonperforming loans.

Other expenses totaled $17.7 million for the first six months of 2008, an increase of $2.2 million or 13.9 percent over the $15.6 million recorded for the same period of 2007.  For the six months ended June 30, 2008, salaries and benefits expense was $9.7 million, an increase of $1.1 million or 13.1 percent over the expense recorded year to date June 30, 2007.  As noted above, the Corporation has hired additional commercial lending officers and support staff in order to increase the commercial and construction loan portfolios.  In addition, branch expansion, normal salary increases and higher group health insurance and pension plan costs contributed to the increase.

The Corporation recorded $4.1 million of premises and equipment expense in the six months ended June 30, 2008 as compared to $3.6 million for the same period a year ago, an increase of $546 thousand or 15.2 percent.  The increase is due in part to the additional expenses, such as depreciation, utilities and various equipment associated with a new branch and additional employees.

The following table presents the components of other expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2008	2007	2008	2007
Salaries and employee benefits	$4,833	$4,360	$9,744	$8,614
Premises and equipment	2,108	1,748	4,148	3,603
Professional fees	383	350	620	514
Advertising	280	401	533	623
Trust department expense	198	131	337	211
Stationery and supplies	132	117	242	166
Telephone	117	105	228	230
Postage	106	82	197	195
Other expense	972	725	1,689	1,421
Total other expense	$9,129	$8,019	$17,738	$15,577

NON-PERFORMING ASSETS:  Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets.  These assets totaled $5.2 million and $2.1 million at June 30, 2008 and December 31, 2007 respectively.  The increase in non-performing assets from the year end 2007 was the result of higher non-accrual loans, including a commercial loan of $1.2 million and several residential mortgage loans.  Peapack-Gladstone Bank has no sub-prime loans or higher-interest rate loans to borrowers with impaired or non-existent credit histories, in its loan portfolio.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

	June 30,	December 31,
(In thousands)	2008	2007
Loans past due in excess of 90 days and still accruing	$-	$-
Non-accrual loans	3,611	2,131
Other real estate owned	1,564	-
Total non-performing assets	$5,175	$2,131

Non-performing loans as a % of total loans	0.36%	0.22%
Non-performing assets as a % of total loans plus
other real estate owned	0.51%	0.22%
Allowance as a % of total loans	0.82%	0.76%

PROVISION FOR LOAN LOSSES:  The provision for loan losses was $590 thousand for the second quarter of 2008 as compared to $100 thousand for the same period of 2007 and $430 thousand for the first quarter of 2008.  The provision for loan losses for the first six months of 2008 and 2007 was $1.0 million and $225 thousand, respectively.  The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.  The higher provision reflects the increased percentage of commercial credits in relation to the entire loan portfolio.  Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.  In addition, Management has determined a higher provision prudent because of continued weakness in the housing markets.

For the second quarter of 2008 there were net charge-offs of $71 thousand as compared to no net charge-offs or recoveries in the second quarter of 2007.  Net charge-offs for the six months ended June 30, 2008 were $225 thousand as compared to net recoveries of $1 thousand for the same six months of 2007.

A summary of the allowance for loan losses for the periods indicated:

(In thousands)	2008	2007
Balance, January 1,	$7,500	$6,768
Provision charged to expense	1,020	225
Charge-offs	(238)	(2)
Recoveries	13	3
Balance, June 30,	$8,295	$6,994

INCOME TAXES:    Income tax expense as a percentage of pre-tax income was 33.2 percent and 31.6 percent for the quarters ended June 30, 2008 and 2007, respectively.  Pre-tax income increased from $4.1 million for the second quarter in 2007 to $5.4 million from the same period in 2008.  For the first six months in 2008 and 2007, income tax expense as a percentage of pre-tax income was 33.3 percent and 30.7 percent, respectively.

CAPITAL RESOURCES:  At June 30, 2008, total shareholders’ equity was $102.4 million as compared to $106.1 million at June 30, 2007 and $107.4 million at December 31, 2007.  The primary reason for the decline reflects the recognition of unrealized losses as a component of shareholders’ equity in the Bank’s available for sale corporate securities portfolio.

The Federal Reserve Board has adopted risk-based capital guidelines for banks.  The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent.  Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative preferred stock, less goodwill and certain other intangibles.  The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss.  At June 30, 2008, the Corporation’s Tier 1 Capital and Total Capital ratios were 12.18 percent and 13.05 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines.  These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating.  All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points.  The Corporation’s leverage ratio at June 30, 2008, was 8.59 percent.

LIQUIDITY:  Liquidity refers to an institution’s ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations.  Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management’s opinion is that the Corporation’s liquidity position is sufficient to meet future needs.  Cash and cash equivalents, interest earning deposits and federal funds sold totaled $27.8 million at June 30, 2008.  In addition, the Corporation has $164.6 million in securities designated as available for sale excluding the market value of the trust preferred securities of $48.5 million transferred to held to maturity on July 1, 2008.  These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below.  Carrying value as of June 30, 2008, of investment securities and securities available for sale maturing within one year totals $10.9 million.

The primary source of funds available to meet liquidity needs is the Corporation’s core deposit base, which excludes certificates of deposit greater than $100 thousand.  As of June 30, 2008, core deposits equaled $1.0 billion.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2008).

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

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended June 30, 2008 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
			Total Number of
			Shares	Maximum Number
	Total		Purchased as	Of Shares That May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	Or Programs	Programs

April 1-30, 2008	1,300	$25.22	1,300	44,000
May 1-31, 2008	-	-	-	44,000
June 1-30, 2008	1,548	25.50	1,548	42,452
Total	2,848	$25.37	2,848

On April 15, 2005, the Board of Directors of Peapack-Gladstone Financial Corporation announced the authorization of a stock repurchase plan.  The Board authorized the purchase of up to 150,000 shares of outstanding common stock, to be made from time to time, in the open market or in privately negotiated transactions, at prices not exceeding prevailing market prices.  The Board of Directors authorized another extension of the stock buyback program for an additional twelve months to April 15, 2009.

ITEM 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of shareholders held on April 22, 2008, in the Borough of Peapack-Gladstone, New Jersey, the following persons were elected as directors of Peapack-Gladstone Financial Corporation for a term of one year:

DIRECTORS	FOR	WITHHELD

Anthony J. Consi II	7,420,018	30,679
Pamela Hill	7,398,196	52,501
Frank A. Kissel	7,421,146	29,551
John D. Kissel	7,421,836	28,861
James R. Lamb	7,425,854	24,843
Edward A. Merton	7,398,581	52,116
F. Duffield Meyercord	7,415,085	35,612
John R. Mulcahy	7,395,645	55,052
Robert M. Rogers	7,421,646	29,051
Philip W. Smith III	7,405,406	45,291
Craig C. Spengeman	7,424,281	26,416

ITEM 6.  Exhibits

3	Articles of Incorporation and By-Laws:
A. Restated Certificate of Incorporation as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Current Report on Form 10-Q filed on May 8, 2008.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 8, 2008	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: August 8, 2008	By: /s/ Arthur F. Birmingham
Arthur F. Birmingham
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Description

3	Articles of Incorporation and By-Laws:
A. Restated Certificate of Incorporation as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Current Report on Form 10-Q filed on May 8, 2008.

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