Form 10-Q
period 2008-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2008-11-07
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2008

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

Number of shares of Common Stock outstanding as of November 3, 2008:
8,288,634

PEAPACK-GLADSTONE FINANCIAL CORPORATION
PART 1  FINANCIAL INFORMATION

PART 2  OTHER INFORMATION

Item 1A	Risk Factors	Page 30
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 30
Item 6	Exhibits	Page 31

Index

Item 1.  Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$28,108	$25,443
Federal funds sold	125	1,771
Interest-earning deposits	3,265	973
Total cash and cash equivalents	31,498	28,187

Investment securities held to maturity (approximate market
value $63,337 in 2008 and $45,070 in 2007)	86,327	45,139

Securities available for sale	146,125	236,944
FHLB and FRB Stock, at cost	6,705	4,293

Loans	1,036,379	981,180
Less: Allowance for loan losses	9,088	7,500
Net Loans	1,027,291	973,680

Premises and equipment	26,439	26,236
Other real estate owned	1,211	-
Accrued interest receivable	4,884	5,122
Cash surrender value of life insurance	25,249	19,474
Other assets	13,169	7,901
TOTAL ASSETS	$1,368,898	$1,346,976

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$200,976	$199,266
Interest-bearing deposits:
Checking	148,868	145,490
Savings	67,611	64,772
Money market accounts	379,719	377,544
Certificates of deposit over $100,000	156,272	155,410
Certificates of deposit less than $100,000	207,539	237,785
Total deposits	1,160,985	1,180,267
Overnight borrowings	55,000	15,650
Long-term debt	40,054	29,169
Accrued expenses and other liabilities	7,007	14,461
TOTAL LIABILITIES	1,263,046	1,239,547

SHAREHOLDERS’ EQUITY
Common stock (no par value; $0.83 per share;
authorized 20,000,000 shares; issued shares, 8,625,363 at
September 30, 2008 and 8,577,446 at December 31, 2007;
outstanding shares, 8,288,368 at September 30, 2008 and
8,304,486 at December 31, 2007)	7,187	7,148
Surplus	92,034	90,677
Treasury stock at cost, 336,995 shares at September 30, 2008
and 272,960 shares at December 31, 2007	(7,838)	(6,255)
Retained earnings	27,883	21,750
Accumulated other comprehensive loss, net of income tax	(13,414)	(5,891)
TOTAL SHAREHOLDERS’ EQUITY	105,852	107,429
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,368,898	$1,346,976

See accompanying notes to consolidated financial statements.

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$14,878	$14,163	$43,845	$40,918
Interest on investment securities:
Taxable	905	204	1,235	655
Tax-exempt	225	259	699	804
Interest on securities available for sale:
Taxable	1,727	3,227	7,083	9,720
Tax-exempt	164	245	758	733
Interest-earning deposits	10	9	134	30
Interest on federal funds sold	3	149	115	585
Total interest income	17,912	18,256	53,869	53,445

INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	2,307	4,150	7,427	12,487
Interest on certificates of deposit over $100,000	1,295	1,826	4,696	5,242
Interest on other time deposits	1,696	3,029	6,440	9,004
Interest on borrowed funds	461	364	1,222	831
Total interest expense	5,759	9,369	19,785	27,564

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	12,153	8,887	34,084	25,881

Provision for loan losses	780	125	1,800	350

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,373	8,762	32,284	25,531

OTHER INCOME
Trust department income	2,489	2,252	7,639	6,853
Service charges and fees	554	494	1,583	1,497
Bank owned life insurance	293	223	866	660
Securities gains	104	-	483	382
Other income	117	195	376	520
Total other income	3,557	3,164	10,947	9,912

OTHER EXPENSES
Salaries and employee benefits	5,509	4,402	15,253	13,016
Premises and equipment	2,116	1,981	6,264	5,583
Other expenses	1,966	1,715	5,812	5,076
Total other expenses	9,591	8,098	27,329	23,675

INCOME BEFORE INCOME TAX EXPENSE	5,339	3,828	15,902	11,768
Income tax expense	1,822	1,179	5,343	3,614
NET INCOME	$3,517	$2,649	$10,559	$8,154
EARNINGS PER SHARE
Basic	$0.42	$0.32	$1.27	$0.98
Diluted	$0.42	$0.32	$1.26	$0.97

Average basic shares outstanding	8,287,720	8,321,702	8,293,960	8,295,563
Average diluted shares outstanding	8,387,631	8,406,966	8,392,783	8,386,512

See accompanying notes to consolidated financial statements.

Index

EAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Balance, beginning of period	$107,429	$103,763

Cumulative effect adjustment resulting from the adoption of
EITF 06-04	(449)	-

Comprehensive income:

Net income	10,559	8,154

Unrealized holding losses on securities
arising during the period, net of tax	(8,353)	(1,024)
Less: reclassification adjustment for gains
included in net income, net of tax	314	248
Less: reclassification adjustment for amortization of
accumulated other comprehensive income, net of tax	123	-
	(8,790)	(1,272)

Settlement of Pension Plan, net of tax	1,267	-

Total comprehensive income	3,036	6,882

Common stock options exercised	843	1,070

Purchase of treasury stock	(1,583)	(1,017)

Cash dividends declared	(3,978)	(3,823)

Stock-based compensation expense	265	151

Tax benefit on disqualifying and nonqualifying
exercise of stock options	289	111

Balance, September 30,	$105,852	$107,137

See accompanying notes to consolidated financial statements.

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income:	$10,559	$8,154
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,702	1,650
Amortization of premium and accretion of
discount on securities, net	128	244
Provision for loan losses	1,800	350
Gains on security sales	(483)	(382)
Gains on loans sold	(104)	-
Loss/(Gain) on disposal of fixed assets	153	(3)
Gain on sale of other real estate owned	7	-
Stock-based compensation	265	151
Increase in cash surrender value of life insurance, net	(775)	(576)
Decrease/(increase) in accrued interest receivable	238	(739)
(Increase)/decrease in other assets	(403)	(108)
Decrease in accrued expenses and other liabilities	(5,758)	(4,510)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,329	4,231
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	6,817	7,000
Proceeds from maturities of securities available for sale	35,045	37,748
Proceeds from calls of investment securities	593	150
Proceeds from calls and sales of securities available for sale	36,119	5,108
Purchase of investment securities	-	(1,743)
Purchase of securities available for sale	(45,530)	(25,017)
Purchase of life insurance	(5,000)	-
Proceeds from sales of loans	8,863	2,821
Net increase in loans	(65,902)	(76,030)
Proceeds from sales of other real estate owned	514	-
Purchases of premises and equipment	(2,090)	(3,344)
Disposal of premises and equipment	32	30
NET CASH USED IN INVESTING ACTIVITIES	(30,539)	(53,277)
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(19,282)	6,661
Net increase in other borrowings	39,350	34,300
Proceeds from Federal Home Loan Bank advances	12,000	8,000
Repayments of Federal Home Loan Bank advances	(1,115)	(1,341)
Cash dividends paid	(3,981)	(3,730)
Tax benefit on stock option exercises	289	111
Exercise of stock options	843	1,070
Purchase of treasury stock	(1,583)	(1,017)
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,521	44,054

Net increase/(decrease) in cash and cash equivalents	3,311	(4,992)
Cash and cash equivalents at beginning of period	28,187	30,258
Cash and cash equivalents at end of period	$31,498	$25,266
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$23,232	$26,606
Income taxes	6,881	4,501
Supplemental noncash disclosures:
Transfer of securities to Held to Maturity, at fair value	$48,429	$-
Transfer to Other Real Estate Owned	1,438	-

See accompanying notes to consolidated financial statements.

Index

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

Securities:  The Corporation accounts for its securities in accordance with Statement of Financial Accounting Standards Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (Statement No. 115).  Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment, risk, liquidity or other factors.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses and results in a new cost basis being established.  In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost; the financial condition and near-term prospects of the issuer; and the Corporation’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  No impairment charge has been recognized for the three or nine months ended September 30, 2008 and 2007.

Index

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

For the three months ended September 30, 2008 and 2007, the Corporation recorded total compensation cost for share-based payment arrangements of $82 thousand and $52 thousand, respectively, with a recognized tax benefit of $6 thousand and $3 thousand for the third quarter of 2008 and 2007, respectively.

The Corporation recorded total compensation cost for share-based payment arrangements of $265 thousand and $151 thousand for the nine months ended September 30, 2008 and 2007, respectively, with a recognized tax benefit of $19 thousand and $9 thousand for the same periods.

As of September 30, 2008, there was approximately $1.1 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 1.7 years.

For the Corporation’s stock option plans, changes in options outstanding during the nine months ended September 30, 2008 were as follows:

	Number	Exercise	Weighted	Aggregate
	of	Price	Average	Intrinsic
(Dollars in thousands except share data)	Shares	Per Share	Exercise Price	Value
Balance, December 31, 2007	583,812	$13.62-$32.14	$24.77
Granted	71,260	21.97-33.00	24.98
Exercised	(47,917)	13.68-28.89	17.59
Forfeited	(2,526)	15.70-28.89	24.34
Balance, September 30, 2008	604,629	$13.62-$33.00	$25.36	$4,919
Options exercisable, September 30, 2008	471,752			$3,978

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $392 thousand and $242 thousand, respectively.

Index

The per share weighted-average fair value of stock options granted during the first nine months of 2008 and 2007 for all plans was $13.42 and $10.38, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2008	2007
Dividend yield	2.40%	2.00%
Expected volatility	50%	43%
Expected life	7 years	5 years
Risk-free interest rate	3.81%	4.56%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except per share data)	2008	2007	2008	2007

Net Income to Common Shareholders	$3,517	$2,649	$10,559	$8,154

Basic Weighted-Average Common
Shares Outstanding	8,287,720	8,321,702	8,293,960	8,295,563
Plus: Common Stock Equivalents	99,911	85,264	98,823	90,949
Diluted Weighted-Average Common
Shares Outstanding	8,387,631	8,406,966	8,392,783	8,386,512
Net Income Per Common Share
Basic	$0.42	$0.32	$1.27	$0.98
Diluted	0.42	0.32	1.26	0.97

Stock options with an exercise price below the Corporation’s market price equal to 315,384 and 379,708 shares were not included in the computation of diluted earnings per share in the third quarters of 2008 and 2007, respectively because they were antidilutive.  Stock options with an exercise price below the Corporation’s market price equal to 382,443 and 375,268 shares were not included in the computation of diluted earnings per share in the nine months ended September 30, 2008 and 2007, respectively because they would be antidilutive.

Income Taxes:   The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2004 or by New Jersey tax authorities for years prior to 2003.  The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next 12 months.  The Corporation is currently under an audit by the U.S. Federal tax authorities for 2006 and does not expect it to materially effect the financial statements.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at January 1, 2008.

Index

Comprehensive Income:  Comprehensive income consists of net income and the change during the period in the Corporation’s pension benefit obligation and the net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses and net amortization of the unrealized loss on securities transferred to held to maturity from available for sale.  Total comprehensive income for the third quarter of 2008 was $4.9 million and $2.5 million for the third quarter in 2007.  Total comprehensive income for the nine months ended September 30, 2008 and 2007 was $3.0 million and $6.9 million, respectively.

Reclassification:  Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2008 presentation.

2.  LOANS

Loans outstanding as of September 30, 2008, and December 31, 2007, consisted of the following:

	September 30,	December 31,
(In thousands)	2008	2007
Residential real estate	$507,440	$497,016
Commercial real estate	267,002	237,316
Commercial loans	145,545	129,747
Construction loans	57,122	60,589
Consumer loans	31,092	37,264
Other loans	28,178	19,248
Total loans	$1,036,379	$981,180

Non-performing assets, which are loans past due in excess of 90 days and still accruing, non-accrual loans and other real estate owned totaled $5.0 million at September 30, 2008 and $2.1 million at December 31, 2007.  Management believes that the value of the real estate exceeds the balance due on the loans and expects no loss.

3.  INVESTMENT SECURITIES HELD TO MATURITY

A summary of amortized cost and approximate fair value of investment securities held to maturity included in the consolidated statements of condition as of September 30, 2008 and December 31, 2007 follows:
	September 30, 2008
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Treasury	$500	$13	$-	$513
Mortgage-Backed Securities	10,549	84	(66)	10,567
State and Political Subdivisions	26,866	115	(36)	26,945
Other Securities	48,412	-	(29,444)	18,968
Total	$86,327	$212	$(29,546)	$56,993

	December 31, 2007
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Treasury	$500	$14	$-	$514
Mortgage-Backed Securities	13,196	84	(88)	13,192
State and Political Subdivisions	31,443	58	(137)	31,364
Other Securities	-	-	-	-
Total	$45,139	$156	$(225)	$45,070

Index

The following tables present the Corporation’s investment securities held to maturity with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2008 and December 31, 2007.

	September 30, 2008
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities	$4,696	$(66)	$-	$-	$4,696	$(66)
State and Political
Subdivisions	6,123	(36)	-	-	6,123	(36)
Other Securities	8,528	(11,023)	10,440	(18,421)	18,968	(29,444)
Total	$19,347	$(11,125)	$10,440	$(18,421)	$29,787	$(29,546)

	December 31, 2008
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities	$2,235	$(2)	$6,025	$(86)	$7,260	$(88)
State and Political
Subdivisions	5,449	(30)	15,634	(107)	21,083	(137)
Other Securities	-	-	-	-	-	-
Total	$6,684	$(32)	$21,659	$(193)	$28,343	$(225)

Management has determined that the unrealized losses on debt securities of state and political subdivisions are temporary and due to interest rate fluctuations rather than the credit ratings of the issuers.  The Corporation has a policy to purchase only from issuers with an investment grade credit rating and monitors credit ratings periodically.

The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases and recent volatile market conditions in the mortgage-backed securities market.  These securities are all rated AAA.  The Corporation has the ability and intent to hold these securities for a period of time sufficient to recover all gross unrealized losses.

Other securities represents the Corporation’s investment in trust preferred pooled securities, which consist of 46 separate issues.  The trust preferred pooled instruments consist of securities issued primarily by banks and insurance companies. Three of the issues held by the Corporation are senior tranches and the remainder are mezzanine tranches.  The senior and mezzanine tranches generally are protected from defaults by over-collateralization and cash flow default protection provided by subordinated tranches, with senior tranches having the greatest protection and mezzanine tranches subordinated to the senior tranches.  No single issuer comprised more than five percent of the total principal of any one pool.

Due to the challenging environment for most banks in the United States, there has been an increase in payment deferrals and defaults by issuers within these securities.  In addition, the Corporation feels the market for these securities has been negatively and severely affected by the ongoing credit crisis, a lack of institutional buying activity leading to market illiquidity and forced sales by institutions in distressed situations.  As a result of the increase in payment deferrals and defaults by the underlying issuers, and what the Corporation feels are non-functioning markets, the fair value of the securities, or the value the Corporation could realize if it were forced to sell the securities into the market now, has declined materially.  The original cost of these securities was $67.1 million, and as of September 30, 2008, the estimated fair value of these securities was $19.0 million.

Index

At September 30, 2008, 38 of these securities maintained an investment grade rating of A3 or better, 6 of Baa or better, and two issues with an original cost of $2.5 million were rated Ba1.  In addition, the rating agencies have placed a number of these securities on credit watch while they evaluate the current rating for possible downgrade.

The Corporation has the intent and ability to hold these securities to maturity.  Consequently, as of July 1, 2008, Management changed the accounting treatment for the portfolio from “available for sale” to “held to maturity.”  As of that date, the fair value as of June 30, 2008, of $48.4 million, became the new book value with the decline, net of tax, of $11.2 million recorded as a component of accumulated other comprehensive income to be amortized into income over the remaining lives of the securities.

These securities are accounted for under the scope of EITF-99-20.  Based on management’s review including cash flow analyses of each security, Management currently expects all to return 100% of their principal and interest.  Accordingly, the corporation has not recorded a charge for other-than-temporary-impairment at this time.  The Corporation will continue to evaluate these securities for possible impairment in future periods.

4.  SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of September 30, 2008 and December 31, 2007 follows:

	September 30, 2008
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government-Sponsored
Agencies	$-	$-	$-	$-
Mortgage-Backed Securities	125,869	149	(1,547)	124,471
State and Political Subdivisions	14,768	130	(641)	14,257
Other Securities	9,269	103	(1,975)	7,397
Total	$149,906	$382	$(4,163)	$146,125

	December 31, 2007
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government-Sponsored
Agencies	$23,999	$60	$(7)	$24,052
Mortgage-Backed Securities	119,073	204	(784)	118,493
State and Political Subdivisions	24,926,	192	(495)	24,623
Other Securities	76,631	349	(7,204)	69,776
Total	$244,629	$805	$(8,490)	$236,944

Index

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2008 and December 31, 2007.

	September 30, 2008
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Agencies	$-	$-	$-	$-	$-	$-
Mortgage-Backed
Securities	94,006	(1,255)	7,339	(292)	101,345	(1,547)
State and Political
Subdivisions	7,703	(641)	-	-	7,703	(641)
Other Securities	-	-	2,963	(1,033)	2,963	(1,033)
Marketable Equity
Securities	1,286	(864)	215	(78)	1,501	(942)
Total	$102,995	$(2,760)	$10,517	$(1,403)	$113,512	$(4,163)

	December 31, 2007
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Agencies	$-	$-	$1,491	$(7)	$1,491	$(7)
Mortgage-Backed
Securities	14,492	(57)	59,266	(727)	73,758	(784)
State and Political
Subdivisions	16,363	(491)	328	(4)	16,691	(495)
Other Securities	53,297	(6,310)	3,459	(538)	56,756	(6,848)
Marketable Equity
Securities	2,350	(309)	176	(47)	2,526	(356)
Total	$86,502	$(7,167)	$64,720	$(1,323)	$151,222	$(8,490)

Management has determined that the unrealized losses on debt securities are temporary and due to interest rate fluctuations and volatility rather than the credit ratings of the issuers.  The Corporation has a policy to purchase debt securities only from issuers with an investment grade credit rating and monitors credit ratings periodically.

The unrealized losses on investments in mortgage-backed securities were caused by interest rate increases and recent volatile market conditions in the mortgage-backed securities market.  These securities are all rated AAA.  The Corporation has the ability and intent to hold these securities for a period of time sufficient to recover all gross unrealized losses.

As noted above, Management reclassified the trust preferred pooled securities portfolio from “available for sale” to “held to maturity” as of July 1, 2008 since the Corporation has the ability and intent to hold these securities to maturity.

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $40.1 million and $29.2 million at September 30, 2008 and December 31, 2007, respectively, with a weighted average interest rate of 3.59 percent and 3.69 percent, respectively.  Advances totaling $13.0 million at September 30, 2008, have fixed maturity dates, while advances totaling $4.1 million were amortizing advances with monthly payments of principal and interest.  These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $208.0 million at September 30, 2008.

Index

At September 30, 2008, the Corporation had $23.0 million in fixed rates advances that are noncallable for one, two or three years and then callable quarterly within final maturities of three, five or ten years.  These advances are secured by pledges of investment securities totaling $24.6 million at September 30, 2008.

Overnight borrowings at September 30, 2008 totaled $55.0 million, while overnight borrowings at December 31, 2007 totaled $15.7 million.  For the three months ended September 30, 2008, overnight borrowings from the FHLB averaged $13.9 million with a weighted average interest rate of 2.21 percent, while overnight borrowings for the same quarter last year averaged $7.3 million with a weighted average interest rate of 5.20 percent  For the nine months ended September 30, 2008 and 2007, overnight borrowings from the FHLB averaged $7.1 million with a weighted average interest rate of 2.36 percent and $3.9 million with a weighted average interest rate of 5.25 percent, respectively.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2008	$55,000
2009	2,000
2010	12,985
2011	3,000
2012	5,000
Over 5 years	17,069
Total	$95,054

6.  BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its salaried employees which was discontinued on May 12, 2008.  The Plan was settled and substantially all benefits were paid to employees during September.  Contributions totaling $2.1 million have been made during 2008 and no further contributions are expected.  The Corporation amended its existing 401-K profit-sharing and investment plan to enhance the contributions to its salaried employees starting in May 2008.

The net periodic expense for the periods indicated included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Service cost	$-	$439	$637	$877
Interest cost	176	194	633	389
Expected return on plan assets	(261)	(252)	(839)	(504)
Amortization of:
Net loss	-	8	17	17
Unrecognized remaining net assets	-	(1)	(3)	(3)
Net periodic benefit cost	$(85)	$388	$445	$776

7.      BUSINESS SEGMENTS

Late in 2007, the Corporation changed internal accounting and reporting processes in order to segregate and assess its results among two operating segments, Banking and PGB Trust and Investments and adopted the new processes as of January 1, 2008.  Management uses certain methodologies to allocate income and expense to the business segments.  A funds transfer pricing methodology is used to assign interest income and interest expense to each interest-earning asset and interest-bearing liability on a matched maturity funding basis.  Certain indirect expenses are allocated to segments.  These include support unit expenses such as technology and operations and other support functions.  Taxes are allocated to each segment based on the effective rate for the period shown.

Index

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
The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three and nine months ended September 30, 2008.

	Three Months Ended September 30, 2008
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,344	$809	$12,153
Noninterest income	1,027	2,530	3,557
Total income	12,371	3,339	15,710

Provision for loan losses	780	-	780
Premises and equipment expense	1,923	193	2,116
Salaries and benefits	4,343	1,166	5,509
Other noninterest expense	1,327	639	1,966
Total noninterest expense	8,373	1,998	10,371
Income before income tax expense	3,998	1,341	5,339
Income tax expense	1,363	459	1,822
Net income	$2,635	$882	$3,517

	Nine Months Ended September 30, 2008
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$31,778	$2,306	$34,084
Noninterest income	3,166	7,781	10,947
Total income	34,944	10,087	45,031

Provision for loan losses	1,800	-	1,800
Premises and equipment expense	5,684	580	6,264
Salaries and benefits	12,082	3,171	15,253
Other noninterest expense	3,866	1,946	5,812
Total noninterest expense	23,432	5,697	29,129
Income before income tax expense	11,512	4,390	15,902
Income tax expense	3,868	1,475	5,343
Net income	$7,644	$2,915	$10,559

Total assets at period end	$1,367,889	$1,009	$1,368,898

Index

8.	FAIR VALUE

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

Assets Measured on a Recurring Basis

Fair Value Measurements at September 30, 2008 Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for Sale Securities	$146,125	$2,399	$143,726	$-

Index

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL:  The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s view of future interest income and net loans, management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities and market conditions.  These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms.  Actual results may differ materially from such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	Classification of securities to other-than-temporary impaired status.
•	Unanticipated costs in connection with new branch openings.
•	Deep declines in the direction of the economy in New Jersey.
•	Effectiveness of the Corporation’s balance sheet restructuring initiative.
•	Unexpected changes in interest rates.
•	Inability to manage growth in commercial loans.
•	Unexpected high loan prepayment volume.
•	Unanticipated exposure to credit risks.
•	Insufficient allowance for loan losses.
•	Competition from other financial institutions.
•	Adverse effects of government regulation or different than anticipated effects from existing regulations.
•	Decline in the levels of loan quality and origination volume.
•	Decline in trust assets or deposits.
•	The uncertain credit environment in which the Corporation operates.

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

Index

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  No impairment charge has been recognized for the three or nine months ended September 30, 2008 and 2007.

EXECUTIVE SUMMARY:  The Corporation recorded net income of $3.5 million for the third quarter of 2008 as compared to $2.6 million for the third quarter of 2007, an increase of $868 thousand, or 32.8 percent.  Earnings per share were $0.42 per diluted share in the third quarter of 2008 as compared to $0.32 per diluted share for the same quarter of 2007.  The primary factor contributing to the increase in net income is the improvement in net interest income and the net interest margin, which is explained below.  Annualized return on average assets for the quarter was 1.04 percent and annualized return on average equity was 13.46 percent for the third quarter of 2008.

Net interest income, on a fully tax-equivalent basis, was $12.4 million in the third quarter of 2008, an increase of $3.3 million or 36.4 percent from the third quarter last year and an increase of $706 thousand or 6.0 percent over the second quarter of 2008.  On a fully tax-equivalent basis, the net interest margin was 3.92 percent for the third quarter of 2008 as compared to 2.92 percent for the same period last year and 3.63 percent for the second quarter of 2008.

For the third quarter of 2008, average loans increased $102.2 million or 11.1 percent to $1.02 billion.  The Corporation’s long-term plan calls for a substantial shift in the asset mix, with less emphasis on residential mortgages and more emphasis on higher yielding commercial loans and commercial mortgages.  As a result of this strategy, the average commercial loan portfolios grew $90.6 million or 24.7 percent, while the average mortgage loan portfolio increased $9.8 million to $504.7 million.  Loan rates declined 33 basis points from the third quarter of 2007 to 5.85 percent for the same quarter of 2008.

Average deposits grew $17.2 million, or 1.5 percent, to $1.18 billion in the third quarter of 2008 over the levels of the same quarter in 2007.  Deposit gathering remains highly competitive as short-term market rates have continued to decline in this year.  Rates paid for interest-bearing deposits were 2.15 percent in the third quarter of 2008, as compared to 3.69 percent for the third quarter of 2007, a decline of 154 basis points.

For the first nine months of 2008, net income was $10.6 million, an increase of $2.4 million or 29.5 percent over the $8.2 million recorded for the same period of 2007.  For the nine months ended September 30, 2008 and 2007, earnings per diluted share were $1.26 and $0.97, respectively.  Annualized return on average assets for the year to date was 1.04 percent and annualized return on average equity was 13.26 percent for the first nine months of 2008.

Index

On a fully tax-equivalent basis, net interest income was $34.9 million for the nine months ended September 30, 2008, an increase of $8.4 million or 31.5 percent from the same period a year ago.  The net interest margin on a fully tax-equivalent basis was 3.63 percent and 2.86 percent for the nine months ended September 30, 2008 and 2007, respectively.

Average loans for the nine months ended September 30, 2008 totaled $998.2 million, growing $104.9 million, or 11.7 percent, as compared to $893.3 million over the same period last year.  While the average mortgage loan portfolio remained flat compared to the first nine months of 2007, the commercial loan portfolios averaged $443.9, rising $100.4 million or 29.2 percent.  Loan rates declined 24 basis points to 5.87 percent for the first nine months of 2008 as compared to 2007.

In the nine months ended September 30, 2008 and 2007, deposits averaged $1.19 billion and $1.16 billion, respectively, an increase of $31.0 million or 2.7 percent.  Rates paid for interest-bearing deposits declined 118 basis points to 2.48 percent in the first nine months of 2008.  Borrowings for the nine months ended September 30, 2008 averaged $48.4 million, an increase of $19.5 million.  During the first quarter of 2008, the Corporation borrowed $12.0 million in fixed rate advances that are noncallable for one, two or three years.

Average investments declined $55.1 million for the first nine months of 2008 when compared to the same year-to-date period of 2007 and yields on investments remained relatively constant.  For the past year, the Corporation followed a strategy of investing the proceeds of maturing and sold securities into higher yielding loans.

EARNINGS ANALYSIS

NET INTEREST INCOME:  For the third quarter of 2008, net interest income, on a tax-equivalent basis on interest-earning assets and before the provision for loan losses, was $12.4 million as compared to $9.1 million for the same quarter of 2007, an increase of $3.3 million or 36.4 percent.  On a fully tax-equivalent basis, the net interest margin was 3.92 percent and 2.92 percent in the third quarters of 2008 and 2007, respectively, an increase of 100 basis points.  When compared to the second quarter of 2008, net interest income for the third quarter of 2008, rose $706 thousand, or 6.0 percent, from $11.7 million on a tax-equivalent basis.  On a fully tax equivalent basis, the net interest margin, increased from 3.63 percent in the second quarter of 2008, to 3.92 percent in the third quarter of 2008.

Loans averaged $1.02 billion for the third quarter of 2008, an increase of $102.2 million or 11.1 percent from $917.6 million for the same quarter of 2007.  While the average mortgage loan portfolio increased slightly to $504.7 million during this period, the average commercial loan portfolios grew $90.6 million or 24.7 percent.

Average deposits were $1.18 billion and $1.16 billion for the quarters ended September 30, 2008 and 2007, respectively, growing $17.2 million, or 1.5 percent.  Average non-interest bearing demand deposits increased $9.6 million, or 5.2 percent, to $193.1 million for the third quarter of 2008, from the same quarter in 2007.  Average money markets rose $13.8 million or 3.6 percent from the third quarter in 2007, totaling $397.8 million in the third quarter of 2008.  Average certificates of deposit declined $24.1 million or 6.1 percent due to competitive pressure on rates and the maturity of certificates offered at a special rate for the grand opening of the Summit Branch beginning in March 2007.  Average borrowings increased by $22.5 million to $58.1 million in the third quarter of 2008, from $35.6 million in the same quarter of 2007.

Index

On a tax-equivalent basis, average interest rates on interest-earning assets declined 19 basis points to 5.73 percent for the third quarter of 2008 from 5.92 percent for the third quarter of 2007.  Average interest rates earned on loans and investment securities declined 33 basis points to 5.85 percent and 11 basis points to 5.32 percent, respectively, for the third quarter of 2008 as compared to the same period in 2007.  The decline in interest income due to lower rates has been mitigated by the increase in the volume of loans due to our long-term plan, which calls for a substantial shift in our asset mix, with less emphasis on residential mortgages and more emphasis on higher yielding commercial loans and commercial mortgages.  Adjustable rates on the commercial portfolios have declined due to competitive pressures and the lowering of the federal funds rate.

For the third quarter of 2008, average rates paid on interest-bearing deposits declined 154 basis points to 2.15 percent as compared to 3.69 percent for the same quarter of 2007.  For the third quarter of 2008, yields on money market products averaged 1.91 percent, declining 203 basis points, while certificates of deposit yields averaged 3.21 percent, declining 169 basis points, from the same quarter of 2007.  Overnight rates on borrowings have also declined 299 basis points since the third quarter of 2007 to 2.21 percent for the third quarter in 2008.

The cost of funds decreased to 1.87 percent for the third quarter of 2008 as compared to 3.14 percent for the same quarter in 2007, a decline of 127 basis points.  The net interest income and net interest margin have benefited from the Federal Reserve Board’s decisions to reduce the fed funds target rate 275 basis points since the beginning of the year.

Net interest income, on a fully tax-equivalent basis and before the provision for loan losses, for the nine months ended September 30, 2008 and 2007, was $34.9 million and $26.6 million, respectively, increasing $8.4 million or 31.5 percent.  The net interest margin, on a fully tax-equivalent basis, was 3.63 percent for the first nine months of 2008 as compared to 2.86 percent for the same nine month period in 2007, an increase of 77 basis points.  Net interest income has mostly benefited from the reduction in short-term market rates as liability costs have declined $7.8 million for the nine months ended September 30, 2008 when compared to the same period in 2007.

For the nine months ended September 30, 2008 and 2007, loans averaged $998.2 million and $893.3 million, respectively, an increase of $104.9 million or 11.7 percent.  The average commercial loan portfolios grew to $443.9 million for the first nine months of 2008 from $343.5 million for the same period in 2007, an increase of $100.4 million or 29.2 percent.  The average mortgage loan portfolio remained flat during this same period.  Average investments declined $55.1 million or 16.8 percent to $273.3 million.  As previously discussed, most maturities in this portfolio were reinvested in the loan portfolio.

Average deposits were $1.19 billion, an increase of $31.0 million or 2.7 percent.  Non-interest bearing demand deposits averaged $192.6 million and $184.7 million for the first nine months of 2008 and 2007, respectively, rising $7.9 million or 4.3 percent.  Average money markets rose $21.4 million or 5.7 percent from the nine months ended September 30, 2007, totaling $399.4 million in the first nine months of 2008.  Average certificates of deposit totaled $391.0 million for the first nine months of 2008, remaining flat when compared to the same period a year ago.  For the same nine months of 2008, average borrowings increased by $19.5 million to $48.4 million from $28.9 million in the same period in 2007, as the Corporation increased its level of fixed rate advances.  These advances are noncallable for one, two or three years and then callable quarterly within final maturities of three, five or ten years.

Average interest rates on assets, on a tax-equivalent basis, for the first nine months of 2008 and 2007 were 5.68 percent and 5.84 percent, respectively, declining 16 basis points between 2008 and 2007.  Accounting for much of this decrease, average interest rates earned on loans declined 24 basis points to 5.87 percent for the period in 2008 from 6.11 percent for the same period in 2007.

For the nine months ended September 30, 2008, average rates paid on interest-bearing deposits declined 118 basis points to 2.48 percent as compared to 3.66 percent for the same period in 2007.

Index

Yields on money market products averaged 2.13 percent, while certificates of deposit yields averaged 3.80 percent for the first nine months of 2008.  Average rates paid on borrowings declined 46 basis points, yielding 3.37 percent and 3.83 percent for the first nine months of 2008 and 2007, respectively.

The cost of funds for the first nine months of 2008 also declined to 2.13 percent from 3.10 percent for the same year ago period.  The net interest income and net interest margin has benefited from the Federal Reserve Board’s decisions to reduce the fed funds target rate 250 basis points since the beginning of the year.

Index

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Quarters Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2008			September 30, 2007
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$202,248	$2,632	5.21%	$263,636	$3,431	5.21%
Tax-exempt (1) (2)	44,121	643	5.83	55,041	717	5.21
Loans (2) (3)	1,019,791	14,903	5.85	917,599	14,179	6.18
Federal funds sold	716	3	1.94	11,116	149	5.36
Interest-earning deposits	2,085	10	1.91	706	9	4.99
Total interest-earning assets	1,268,961	$18,191	5.73%	1,248,098	$18,485	5.92%
Noninterest -earning assets:
Cash and due from banks	20,586			20,510
Allowance for loan losses	(8,313)			(6,996)
Premises and equipment	26,507			25,591
Other assets	41,338			26,015
Total noninterest-earning assets	80,118			65,120
Total assets	$1,349,079			$1,313,218

LIABILITIES:
Interest-bearing deposits:
Checking	$146,673	$309	0.84%	$126,506	$254	0.80%
Money markets	397,778	1,896	1.91	384,013	3,778	3.94
Savings	66,586	102	0.61	68,796	118	0.69
Certificates of deposit	372,465	2,991	3.21	396,529	4,855	4.90
Total interest-bearing deposits	983,502	5,298	2.15	975,844	9,005	3.69
Borrowings	58,076	461	3.18	35,578	364	4.09
Total interest-bearing liabilities	1,041,578	5,759	2.21	1,011,422	9,369	3.71
Noninterest bearing liabilities
Demand deposits	193,050			183,500
Accrued expenses and
other liabilities	9,951			11,365
Total noninterest-bearing
liabilities	203,001			194,865
Shareholders’ equity	104,500			106,931
Total liabilities and
shareholders’ equity	$1,349,079			$1,313,218
Net Interest income
(tax-equivalent basis)		12,432			9,116
Net interest spread			3.52%			2.21%
Net interest margin (4)			3.92%			2.92%
Tax equivalent adjustment		(279)			(229)
Net interest income		$12,153			$8,887

Index

Average Balance Sheet
Unaudited
Year-To-Date
(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2008			September 30, 2007
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$220,120	$8,317	5.04%	$272,355	$10,375	5.08%
Tax-exempt (1) (2)	53,153	2,248	5.64	56,041	2,196	5.22
Loans (2) (3)	998,228	43,917	5.87	893,319	40,962	6.11
Federal funds sold	4,891	115	3.14	14,664	585	5.32
Interest-earning deposits	8,081	134	2.20	773	30	5.25
Total interest-earning assets	1,284,473	$54,731	5.68%	1,237,152	$54,148	5.84%
Noninterest -earning assets:
Cash and due from banks	20,708			22,112
Allowance for loan losses	(7,850)			(6,888)
Premises and equipment	26,488			25,044
Other assets	31,954			26,500
Total noninterest-earning assets	71,300			66,768
Total assets	$1,355,773			$1,303,920

LIABILITIES:
Interest-bearing deposits:
Checking	$139,945	$733	0.70%	$133,954	$839	0.84%
Money markets	399,367	6,392	2.13	377,922	11,283	3.98
Savings	65,780	301	0.61	70,520	365	0.69
Certificates of deposit	391,047	11,137	3.80	390,621	14,246	4.86
Total interest-bearing deposits	996,139	18,563	2.48	973,017	26,733	3.66
Borrowings	48,390	1,222	3.37	28,939	831	3.83
Total interest-bearing liabilities	1,044,529	19,785	2.53	1,001,956	27,564	3.67
Noninterest bearing liabilities
Demand deposits	192,599			184,738
Accrued expenses and
other liabilities	12,472			11,190
Total noninterest-bearing
liabilities	205,071			195,928
Shareholders’ equity	106,173			106,036
Total liabilities and
shareholders’ equity	$1,355,773			$1,303,920
Net Interest income
(tax-equivalent basis)		34,946			26,584
Net interest spread			3.15%			2.17%
Net interest margin (4)			3.63%			2.86%
Tax equivalent adjustment		(862)			(703)
Net interest income		$34,084			$25,881

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include non-accrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

OTHER INCOME:  For the third quarter of 2008, other income was $3.6 million, an increase of $393 thousand or 12.4 percent over the same quarter of 2007.  In the third quarter of 2008, PGB Trust and Investments, the Bank’s trust division, generated $2.5 million in fee income, an increase of $237 thousand or 10.5 percent over the same quarter of 2007 due in part to higher levels of overall business and higher estate fees.  The market value of trust assets under administration for PGB Trust and Investments was approximately $1.86 billion at September 30, 2008.

The Corporation recorded net securities gains of $104 thousand for the third quarter of 2008 as compared to no security gains or losses in the third quarter of 2007.

Other income, excluding trust fee income and the net gains noted above, totaled $964 thousand and $912 thousand for the third quarters of 2008 and 2007, respectively.  In the first quarter of 2008, the Bank invested in an additional $5.0 million of Bank Owned Life Insurance, which resulted in additional income of $70 thousand in the third quarter of 2008.  Also included in other income in this third quarter of 2008 is fee income from the sale of mortgage loans of $24 thousand.

For the nine months ended September 30, 2008, other income was $10.9 million, an increase of $1.0 million or 10.4 percent when compared to the $9.9 million recorded in the same period a year ago.  PGB Trust and Investments generated fee income of $7.6 million and $6.9 million in the first nine months of 2008 and 2007, respectively.

Net securities gains for the nine months ended September 30, 2008 totaled $483 thousand as compared to $382 thousand in the same period a year ago.  Included in net securities gains in 2008 was a gain of $81 thousand from the mandatory redemption of Class B Visa shares in conjunction with Visa’s initial public offering.  Relocating the Shunpike Branch to Green Village Road and closing the New Vernon Branch in 2008 resulted in a $153 thousand loss on disposal of fixed assets.

All other income, excluding trust fee income and net gains, for the nine months ended September 30, 2008 and 2007, totaled $3.0 million and $2.7 million, respectively, an increase of $304 thousand or 11.4 percent.  For the nine months ended September 30, 2008, income from Bank Owned Life Insurance increased $206 thousand or 31.2 percent to $866 thousand when compared to the year ago period, due in part to the additional $5 million investment.  Also included in other income in the first nine months of 2008 and 2007 is fee income from the sale of mortgage loans of $104 thousand and $28 thousand, respectively.

The following table presents the components of other income for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Trust department income	$2,489	$2,252	$7,639	$6,853
Service charges and fees	554	494	1,583	1,497
Bank owned life insurance	293	223	866	660
Other non-interest income	32	113	270	271
Safe deposit rental fees	62	59	185	181
Fees for other services	23	23	74	65
(Losses)/gains on disposal of fixed assets	-	-	(153)	3
Securities gains, net	104	-	483	382
Total other income	$3,557	$3,164	$10,947	$9,912

Index

OTHER EXPENSES:  Other expenses totaled $9.6 million for the third quarter of 2008, as compared to $8.1 million recorded in the same quarter of 2007, an increase of $1.5 million or 18.4 percent.  Salaries and benefits, the Corporation’s largest non-interest expense, was $5.5 million and $4.4 million for the third quarters of 2008 and 2007, respectively, an increase of $1.1 million or 25.2 percent.  This increase is due, in part, to an additional pension contribution of $690 thousand recorded in September when the defined benefit pension plan was settled and substantially all benefits were paid to employees.  The Plan, which covered substantially all of its salaried employees, was discontinued on May 12, 2008.  Contributions totaling $2.1 million, including the additional contribution noted above, were made during 2008 and no further contributions are expected.  The Corporation amended its existing 401-K profit-sharing and investment plan to enhance the contributions to its salaried employees starting in May 2008.  The Corporation also added new officers and support staff to carry out the Corporation’s strategic plan, paid higher salaries and incurred higher health care costs as compared to prior periods.  The Corporation also expensed $82 thousand of stock-based compensation expense in the third quarter of 2008 as compared to $52 thousand in the same quarter of 2007.

In the third quarter of 2009, premises and equipment expense increased $135 thousand, or 6.8 percent, to $2.1 million from the same quarter in 2007.  The increase is due in part to the additional expenses associated with new branches and additional employees.  New branches are vital to our future growth and profitability.  We expect deposit and loan growth to continue as we add new markets and expand our staff to include professional commercial lenders.  The Corporation continues to strive to operate in an efficient manner.

Professional services increased $78 thousand or 40.8 percent for the third quarter of 2008 when compared to the same quarter last year and includes increased legal expenses related to nonperforming loans and other real estate owned. Advertising expenses were $254 thousand for the third quarter of 2008 as compared to $275 thousand for the same quarter in 2007.  Trust department expenses rose $51 thousand to $153 thousand for the third quarter of 2008 due to increased tax preparation fees.  Stationery and supplies and telephone expense were $114 thousand and $121 thousand for the third quarter of 2008, remaining flat to the same period of 2007.

Other expenses totaled $27.3 million for the nine months ended September 30, 2008, an increase of $3.6 million or 15.4 percent over the $23.7 million recorded for the same period of 2007.  For the first nine months of 2008, salaries and benefits expense was $15.3 million, an increase of $2.2 million or 17.2 percent over the expense recorded for the same period ended September 30, 2007.  As noted above, the Corporation contributed an additional $690 thousand to its discontinued defined benefit plan as full distributions were made to all covered employees.  The Corporation has also hired additional commercial lending officers and support staff in order to increase the commercial and construction loan portfolios.  In addition, branch expansion, normal salary increases and higher group health insurance costs contributed to the increase.

For the nine months ended September 30, 2008, the Corporation recorded $6.3 million of premises and equipment expense as compared to $5.6 million for the same period a year ago, an increase of $681 thousand or 12.2 percent.  The increase is due in part to the additional expenses, such as depreciation, utilities and various equipment associated with two new branches and additional employees.

Index

The following table presents the components of other expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2008	2007	2008	2007
Salaries and employee benefits	$5,509	$4,402	$15,253	$13,016
Premises and equipment	2,116	1,981	6,264	5,583
Professional fees	269	191	889	814
Advertising	254	275	787	789
Trust department expense	153	102	490	332
Stationery and supplies	114	108	356	303
Telephone	121	122	349	333
Postage	76	90	273	256
Other expense	979	827	2,668	2,249
Total other expense	$9,591	$8,098	$27,329	$23,675

NON-PERFORMING ASSETS:  Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets.  These assets totaled $5.0 million and $2.1 million at September 30, 2008 and December 31, 2007 respectively.  The increase in non-performing assets from the year end 2007 was the result of higher non-accrual loans, including a commercial loan of $1.2 million and several residential mortgage loans.  Peapack-Gladstone Bank has no sub-prime loans or higher-interest rate loans to borrowers with impaired or non-existent credit histories, in its loan portfolio.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

	September 30,	December 31,
(In thousands)	2008	2007
Loans past due in excess of 90 days and still accruing	$-	$-
Non-accrual loans	3,804	2,131
Other real estate owned	1,211	-
Total non-performing assets	$5,015	$2,131

Non-performing loans as a % of total loans	0.37%	0.22%
Non-performing assets as a % of total loans plus
other real estate owned	0.48%	0.22%
Allowance as a % of total loans	0.88%	0.76%

PROVISION FOR LOAN LOSSES:  The provision for loan losses was $780 thousand for the third quarter of 2008 as compared to $125 thousand for the same period of 2007 and $590 thousand for the second quarter of 2008.  The provision for loan losses for the first nine months of 2008 and 2007 was $1.8 million and $350 thousand, respectively.  The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.  The higher provision reflects the increased percentage of commercial credits in relation to the entire loan portfolio.  Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.  In addition, Management has determined a higher provision prudent because of continued weakness in the housing markets.

For the third quarter of 2008 there were net recoveries of $13 thousand as compared to $7 thousand of net charge-offs in the same quarter of 2007.  Net charge-offs for the nine months ended September 30, 2008 were $212 thousand as compared to net charge-offs of $6 thousand for the same period months of 2007.

Index

A summary of the allowance for loan losses for the periods indicated:

(In thousands)	2008	2007
Balance, January 1,	$7,500	$6,768
Provision charged to expense	1,800	350
Charge-offs	(239)	(10)
Recoveries	27	4
Balance, September 30,	$9,088	$7,112

INCOME TAXES:  :  Income tax expense as a percentage of pre-tax income was 34.1 percent and 30.8 percent for the quarters ended September 30, 2008 and 2007, respectively.  Pre-tax income increased from $3.8 million for the third quarter in 2007 to $5.3 million from the same period in 2008.  For the first nine months in 2008 and 2007, income tax expense as a percentage of pre-tax income was 33.6 percent and 30.7 percent, respectively, due in part to higher taxable income in the Bank subsidiary.

CAPITAL RESOURCES:  At September 30, 2008, total shareholders’ equity was $105.9 million as compared to $107.1 million at September 30, 2007 and $107.4 million at December 31, 2007.  The primary reason for the decline reflects the recognition of unrealized losses as a component of shareholders’ equity in the Bank’s available for sale corporate securities portfolio, offset in part by higher net income.

The Federal Reserve Board has adopted risk-based capital guidelines for banks.  The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent.  Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries and non-cumulative preferred stock, less goodwill and certain other intangibles.  The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss.  At September 30, 2008, the Corporation’s Tier 1 Capital and Total Capital ratios were 12.41 percent and 13.36 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines.  These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating.  All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points.  The Corporation’s leverage ratio at September 30, 2008, was 8.76 percent.

LIQUIDITY:  Liquidity refers to an institution’s ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations.  Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management’s opinion is that the Corporation’s liquidity position is sufficient to meet future needs.  Cash and cash equivalents, interest earning deposits and federal funds sold totaled $31.5 million at September 30, 2008.  In addition, the Corporation has $146.1 million in securities designated as available for sale.  These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below.  Carrying value as of September 30, 2008, of investment securities and securities available for sale maturing within one year totals $10.8 million.

The primary source of funds available to meet liquidity needs is the Corporation’s core deposit base, which excludes certificates of deposit greater than $100 thousand.  As of September 30, 2008, core deposits equaled $1.0 billion.

Index

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

Index

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2008).

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

Index

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended September 30, 2008 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the following addition:

The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may depress the overall market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and the Corporation in particular.  In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate the Corporation’s exposure to credit risk.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
			Total Number of
			Shares	Maximum Number
	Total		Purchased as	Of Shares That May
	Number of	Average	Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	Per Share	Or Programs	Programs

July 1-31, 2008	12,952	$22.66	12,952	29,500
August 1-31, 2008	-	-	-	29,500
September 1-30, 2008	-	-	-	29,500
Total	12,952	$22.66	12,952

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

Index

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 7, 2008	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: November 7, 2008	By: /s/ Arthur F. Birmingham
Arthur F. Birmingham
Executive Vice President and Chief Financial Officer

Index

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