Form 10-K
period 2008-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2009-03-16
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008                            Commission File No. 000-23537

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
New Jersey	22-2491488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

158 Route 206
Gladstone, New Jersey	07934
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (908) 234-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, No par value	NASDAQ Global Select Markets

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

The aggregate market value of the shares held by unaffiliated stockholders was approximately $171,991,650 on June 30, 2008.

As of February 28, 2009, 8,299,249 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s 2008 Annual Report to shareholders (the “2008 Annual Report”) and Definitive Proxy Statement for the Corporation’s 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) are incorporated by reference into Parts II and III.  The Corporation will file the 2009 Proxy Statement within 120 days of December 31, 2008.

FORM 10-K
PEAPACK-GLADSTONE FINANCIAL CORPORATION
For the Year Ended December 31, 2008

This Form 10-K contains certain forward-looking statements with respect to the financial condition, results of operations and business of the Corporation.  Such statements are not historical facts and include expressions about the Corporation’s confidence, strategies and expectations about earnings, new and existing programs and products, relationships, opportunities, technology and market conditions.  These statements may be identified by forward-looking terminology such as “expect,” “believe,” or “anticipate,” or expressions of confidence like “strong,” or “on-going,” or similar statements or variations of such terms.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	Impairment charges with respect to securities.
•	Unanticipated costs in connection with new branch openings.
•	Further deterioration of the economy.
•	Decline in commercial and residential real estate values.
•	Unexpected changes in interest rates.
•	Inability to manage growth in commercial loans.
•	Unexpected loan prepayment volume.
•	Unanticipated exposure to credit risks.
•	Insufficient allowance for loan losses.
•	Competition from other financial institutions.
•	Adverse effects of government regulation or different than anticipated effects from existing regulations.
•	Passage by Congress of a law which unilaterally amends the terms of the Treasury’s investment in us in a way that adversely affects us.
•	A decline in the levels of loan quality and origination volume.
•	A decline in trust assets or deposits.
•	Other unexpected events.

The Corporation assumes no responsibility to update such forward-looking statements in the future.

PART I

Item 1.	BUSINESS
The Corporation

Peapack-Gladstone Financial Corporation (the “Corporation”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”).  The Corporation was organized under the laws of New Jersey in August 1997, by the Board of Directors of Peapack-Gladstone Bank (the “Bank”), its principal subsidiary, to become a holding company for the Bank.  The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey.  Noninterest-bearing deposits have unlimited FDIC insurance through 2009, while interest-bearing deposits of the Bank are insured for up to $250,000 per depositor by the FDIC.  The Bank is a member of the Federal Reserve System.  The Bank offers financial services through 22 full-service banking offices, and one mini-branch.  The Bank maintains ten branches and one auxiliary office in Somerset County, six in Morris County, four in Hunterdon County, one in Middlesex County and one in Union County.

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

In addition to commercial lending activities, the Bank offers a wide range of consumer banking services, including:  checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts held in certificates of deposit.  The Bank also offers residential and construction mortgages, home equity lines of credit and other second mortgage loans.  For children, the Bank offers a special pony club savings account.  New Jersey Consumer Checking Accounts are offered to low income customers.  In addition, the Bank provides foreign and domestic travelers' checks, cashier's checks and wire transfers.  Automated teller machines are available at 22 locations.  Via the automatic teller machine access card issued by the Bank, customers may pay for commodities at point-

of-sale merchant locations.  Internet banking is available to customers including an online bill payment option.  The Corporation has no foreign operations.

The Bank has a Trust and Investment Department, PGB Trust and Investments, which offers personal investment management services, personal trust administration services, estate settlement, income tax services, custodial services and other financial planning services.  Since its inception in 1972, market value of trust assets have increased to almost $1.80 billion.

The Corporation makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to such reports, available free of charge on its website at www.pgbank.com.  Also available on the website are the Corporation’s Code of Business Conduct and Ethics, Corporate Governance Principles and charters for the Corporation’s Audit Committee, Compensation Committee and Nominating Committee.

Employees

As of December 31, 2008, the Corporation employed 278 full-time equivalent persons.  Management considers relations with employees to be satisfactory.

Principal Market Areas

The Bank's principal market for its deposit gathering activities includes Somerset, Morris, Hunterdon, Middlesex and Union Counties.  The area is composed of upper-income single-family homes, moderate-income properties, some low-income housing and several large corporate campuses.  There are numerous small retail businesses in each of the towns as well as offices for various professionals, i.e. attorneys, architects, interior decorators, physicians, etc.  A portion of the market area is bisected by Interstate Highways 287 and 78 where numerous corporate offices have relocated over the past 25 years.

The Bank has expanded its service areas from one office in 1968 to the present 22 full-service banking locations and one mini-branch location by steadily opening new branches.  All of the communities that the Bank serves are demographically similar and contiguous to the main office.

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

Governmental Policies and Legislation

The banking industry is highly regulated.  Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in state legislatures and before various bank regulatory agencies.  The likelihood of any major changes and the impact such changes might have on the Corporation or the Bank is impossible to predict.  The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the Bank.  It is intended only to briefly summarize some material provisions.

Capital Requirements

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies.  The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital").  The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance.  At December 31, 2008, the Corporation’s Tier 1 Capital and Total Capital ratios were 9.11% and 10.05%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks and bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating.  All other banks and bank holding companies generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points.  The Corporation's leverage ratio at December 31, 2008 was 6.15%.

FDICIA

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized," "adequately capitalized," "undercapitalized," “significantly undercapitalized,” and "critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution.  The regulations implementing these provisions of FDICIA provide that a bank is defined to be “well capitalized” if it maintains a leverage ratio of at least 5%, a risk-adjusted Tier 1 capital ratio of at least 6% and a risk-adjusted total capital ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency.  A bank is defined to be “adequately capitalized” if it meets other minimum capital requirements.  In addition, a depository institution will be considered “undercapitalized” if it fails to meet any minimum required measure, “significantly undercapitalized” if it is significantly below such measure and “critically undercapitalized” if it fails to maintain a level of tangible equity equal to not less than 2% of total assets.  A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

Insurance Funds Legislation

The Corporation’s wholly-owned subsidiary, the Peapack-Gladstone Bank, is a member of the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund was formed in 2006 when the FDIC merged the Bank Insurance Fund (“BIF”) with the Savings Association Insurance Fund (“SAIF”) as a requirement of the Federal Deposit Insurance Reform Act of 2005.

Troubled Asset Relief Program Capital Purchase Program

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the U.S. Department of the Treasury announced that the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

We decided to enter into a Securities Purchase Agreement with the Treasury that provides for our participation in the TARP Capital Purchase Program.  On January 9, 2009, the Corporation issued and sold to the Treasury 28,685 shares of the Corporation Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1 thousand per share, and a ten-year warrant to purchase up to 143,139 shares of the Corporation’s common stock at an exercise price of $30.06 per share. Under the terms of the TARP program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.16 per common share) or the Corporation’s redemption, purchase or acquisition its common stock until the third anniversary of the Corporation’s senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties.

Participants in the TARP Capital Purchase Program were required to accept several compensation-related limitations associated with this Program.  Each of our senior executive officers in January 2009 agreed in writing to accept the compensation standards in existence at that time under the program and thereby cap or eliminate some of their contractual or legal rights.  The provisions agreed to were as follows:

•
No golden parachute payments.  “Golden parachute payment” under the TARP Capital Purchase Program means a severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, that exceeds three times the terminated employee’s average annual base salary over the five years prior to termination.  Our senior executive officers have agreed to forego all golden parachute payments for as long as two conditions remain true: They remain “senior executive officers” (CEO, Chief Financial Officer and the next three highest-paid executive officers), and the Treasury continues to hold our equity or debt securities we issued to it under the TARP Capital Purchase Program (the period during which the Treasury holds those securities is the “TARP Capital Purchase Program Covered Period.”).

•
Recovery of EIP Awards and Incentive Compensation if Based on Certain Material Inaccuracies. Our senior executive officers have also agreed to a “clawback provision,” which means that we can recover incentive compensation paid during the TARP Capital Purchase Program Covered Period that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•
No Compensation Arrangements That Encourage Excessive Risks.  During the TARP Capital Purchase Program Covered Period, we are not allowed to enter into compensation arrangements that encourage senior executive officers to take “unnecessary and excessive risks that threaten the value” of our company.  To make sure this does not happen, the Corporation’s Compensation Committee is required to meet at least once a year with our senior risk officers to review our executive compensation arrangements in the light of our risk management policies and practices.  Our senior executive officers’ written agreements include their obligation to execute whatever documents we may require in order to make any changes in compensation arrangements resulting from the Compensation Committee’s review.

•
Limit on Federal Income Tax Deductions.  During the TARP Capital Purchase Program Covered Period, we are not allowed to take federal income tax deductions for compensation paid to senior executive officers in excess of $500,000 per year, with certain exceptions that do not apply to our senior executive officers.  This represents a 50% reduction in the income tax deductibility limit and the elimination of the exemption for performance-based compensation.

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) into law.  The Stimulus Act modified the compensation-related limitations contained in the TARP Capital Purchase Program, created additional compensation-related limitations and directed the Secretary of the Treasury to establish standards for executive compensation applicable to participants in TARP, regardless of when participation commenced.  Thus, the newly enacted compensation-related limitations are applicable to the Corporation and to the extent the Treasury may implement these restrictions unilaterally the Corporation will apply these provisions.  The provisions may be retroactive.  In their January 2009 agreements our executives did not waive their contract or legal rights with respect to these new and retroactive provisions; other officers now covered by these provisions were not asked and did not agree to waive their contract or legal rights.  The compensation-related limitations applicable to the Corporation which have been added or modified by the Stimulus Act are as follows, which provisions must be included in standards established by the Treasury:

•
No severance payments.  Under the Stimulus Act “golden parachutes” were redefined as any severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, except for payments for services performed or benefits accrued.  Consequently under the Stimulus Act the Corporation is prohibiting from making any severance payment to our “senior executive officers” (defined in the Stimulus Act as the five highest paid senior executive officers) and our next 5 most highly compensated employees during the TARP Capital Purchase Program Covered Period.

•
Recovery of Incentive Compensation if Based on Certain Material Inaccuracies. The Stimulus Act also contains the “clawback provision” discussed above but extends its application to any bonus awards and other incentive compensation paid to any of our 5 most highly compensated employees during the TARP Capital Purchase Program Covered Period that is later found to have been based on materially inaccurate financial statements or other materially inaccurate measurements of performance.

•
No Compensation Arrangements That Encourage Earnings Manipulation.  Under the Stimulus Act, during the TARP Capital Purchase Program Covered Period, we are not allowed to enter into compensation arrangements that encourage manipulation of the reported earnings of the Corporation to enhance the compensation of any of our employees.

•
Limit on Incentive Compensation.  The Stimulus Act contains a provision that prohibits the payment or accrual of any bonus, retention award or incentive compensation to any of our 5 most highly compensated employees during the TARP Capital Purchase Program Covered Period other than awards of long-term restricted stock that (i) do not fully vest during the TARP Capital Purchase Program Covered Period, (ii) has a value not greater than one-third of the total annual compensation of the awardee and (iii) is subject to such other restrictions as determined by the Secretary of the Treasury.  We do not know whether the award of incentive stock options is covered by this prohibition.  The prohibition on bonus, incentive compensation and retention awards does not preclude payments required under written employment contracts entered into on or prior to February 11, 2009.

•
Compensation Committee Functions.  The Stimulus Act requires that our Compensation Committee be comprised solely of independent directors and that it meet at least semiannually to discuss and evaluate our employee compensation plans in light of an assessment of any risk posed to us from such compensation plans.

•
Compliance Certifications.  The Stimulus Act also requires a written certification by our Chief Executive Officer and Chief Financial Officer of our compliance with the provisions of the Stimulus Act.  These certifications must be contained in the Corporation’s Annual Report on Form 10-K.

•
Treasury Review Excessive Bonuses Previously Paid.  The Stimulus Act directs the Secretary of the Treasury to review all compensation paid to our 5 most highly compensated employees to determine whether any such payments were inconsistent with the purposes of the Stimulus Act or were otherwise contrary to the public interest.  If the Secretary of the Treasury makes such a finding, the Secretary of the Treasury is directed to negotiate with the TARP Capital Purchase Program recipient and the subject employee for appropriate reimbursements to the federal government with respect to the compensation and bonuses.

•
Say on Pay.  Under the Stimulus Act the SEC is required to promulgate rules requiring a non-binding say on pay vote by the shareholders on executive compensation at the annual meeting during the TARP Capital Purchase Program Covered Period.

The Board of Governors of the Federal Reserve System has recently issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends including, for example, when net income available for shareholders for the past four quarters, net of previously paid dividends paid during that period, is not sufficient to fully fund the dividends.  The letter also contains guidance on the redemption of stock by bank holding companies, which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

Restrictions on the Payment of Dividends

As described in more detail under the heading “Troubled Asset Relief Capital Purchase Program,” above, as long as there are senior preferred shares outstanding, no dividends may be paid on our common stock unless all dividends on the senior preferred shares have been paid in full.  The dividends declared on our fixed rate preferred shares will reduce the net income available to common shareholders and our earnings per common share.  Additionally, warrants to purchase Peapack-Gladstone common stock issued to the Treasury, in conjunction with the preferred shares, may be dilutive to our earnings per share.  The senior preferred shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Corporation.

The holders of the Corporation’s common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Corporation out of funds legally available.  The only statutory limitation is that such dividends may not be paid when the Corporation is insolvent.  Since the principal source of income for the Corporation will be dividends on Bank common stock paid to the Corporation by the Bank, the Corporation’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it.  As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Corporation.  As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the “Banking Act”).  Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital.  Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC’s opinion, constitutes an unsafe or unsound banking practice.  Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by the Bank to the Corporation constitutes an unsafe or unsound practice.  The Corporation is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends.  The FRB policies require, among other things, that a bank holding company maintain a minimum capital base.

The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company’s capital below these minimum amounts.

Holding Company Supervision

The Corporation is a bank holding company within the meaning of the Holding Company Act.  As a bank holding company, the Corporation is supervised by the FRB and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Holding Company Act prohibits the Corporation, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.”  The Holding Company Act requires prior approval by the FRB of the acquisition by the Corporation of more than five percent of the voting stock of any additional bank.  Satisfactory capital ratios, Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions.  The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy.  Acquisitions through the Bank require the approval of the FDIC and the New Jersey Department of Banking and Insurance (“NJDOBI”).

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by the Secretary of the U.S. Department of the Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, NOW accounts paying less than 0.50% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009.  Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.  During the first week of December 2008, we elected to participate in both guarantee programs.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) added new legal requirements for public companies affecting corporate governance, accounting and corporate reporting.

The Sarbanes-Oxley Act provides for, among other things:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

•	independence requirements for audit committee members;

•	independence requirements for company auditors;

•	certification of financial statements within the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q by the chief executive officer and the chief financial officer;

•
the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance sheet transactions;

•	two-business day filing requirements for insiders filing on Form 4;

•	disclosure of a code of ethics for financial officers and filing a Current Report on Form 8-K for a change in or waiver of such code;

•	the reporting of securities violations “up the ladder” by both in-house and outside attorneys;

•	restrictions on the use of non-GAAP financial measures in press releases and SEC filings’

•	the formation of a public accounting oversight board;

•	various increased criminal penalties for violations of securities laws;

•	an assertion by management with respect to the effectiveness of internal control over financial reporting; and

•	a report by the company’s external auditor on management’s assertion and the effectiveness of internal control over financial reporting.

Each of the national stock exchanges, including the National Association of Securities Dealers Automated Quotations (NASDAQ) Global Select Market where the Corporation’s securities are listed, have implemented corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adoption of charters for the nominating and audit committees.

USA PATRIOT Act

As part of the USA PATRIOT Act, Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “Anti Money Laundering Act”). The Anti Money Laundering Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions such as banks, bank holding companies, broker-dealers and insurance companies. Among its other provisions, the Anti Money Laundering Act requires each financial institution: (i) to establish an anti-money laundering program; (ii) to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-United States persons or their representatives; and (iii) to avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign shell bank that does not have a physical presence in any country. In addition, the Anti Money Laundering Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.

Regulations implementing the due diligence requirements, require minimum standards to verify customer identity and maintain accurate records, encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of “concentration accounts,” and requires all covered financial institutions to have in place an anti-money laundering compliance program. Federal and state banking agencies have strictly enforced various anti-money laundering and suspicious activity reporting requirements using formal and informal enforcement tools to cause banks to comply with these provisions.

The Anti Money Laundering Act amended the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of any financial institution involved in a proposed merger transaction in combating money laundering activities when reviewing an application under these acts.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (“Modernization Act”) became effective in early 2000. The Modernization Act:

•
allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

The information set forth in the 2008 Annual Report under the heading “Segment Information” is incorporated by reference herein.

Item 1A.         RISK FACTORS

The material risks and uncertainties that management believes affect the Corporation are described below.  These risks and uncertainties are not the only ones affecting the Corporation.  Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Corporation’s business operations.  This report is qualified in its entirety by these risk factors.  If any one or more of the following risks actually occur, the Corporation’s financial condition and results of operations could be materially and adversely affected.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Negative developments in the latter half of 2007 and the year of 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing in 2009. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions.  Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Substantially all of our business is with customers located within Morris, Somerset, Middlesex, Union and Hunterdon Counties and contiguous counties. Generally, we make loans to small to mid-sized businesses, most of whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers' ability to repay their loans and, consequently, adversely affect our financial condition and performance.  Further, we place substantial reliance on real estate as collateral for our loan portfolio.  A sharp downturn in real estate values in our market area could leave many of our loans under-secured. If we are required to liquidate the collateral to satisfy the debt securing a loan during a period of reduced real estate values, our earnings could be adversely affected.

Continuing declines in the fair value of securities may require classification to other-than-temporary impaired status.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value are not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.

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

The Bank is also subject to a number of Federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification.  The Bank's compliance with these laws will be considered by the Federal banking regulators when reviewing bank merger and bank holding company acquisitions or commence new activities or make new investment in reliance on the Gramm-Leach-Bliley Act.  As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any rules or regulations promulgated by the SEC or the NASDAQ Stock Market.

The price of our common stock may fluctuate.

The price of our common stock on the NASDAQ Global Select Market constantly changes and recently, given the uncertainty in the financial markets, has fluctuated widely. We expect that the market price of our common stock will continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and changes in prices.

Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	quarterly fluctuations in our operating and financial results;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	events negatively impacting the financial services industry which result in a general decline in the market valuation of our common stock;

•	announcements of material developments affecting our operations or our dividend policy;

•	future sales of our equity securities;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidance, interpretations or principles; and

•	general domestic economic and market conditions.

In addition, recently the stock market generally has experienced extreme price and volume fluctuations, and industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results.

We are subject to liquidity risk.

Liquidity risk is the potential that we will be unable to meet our obligations as they become due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding in a timely basis, at a reasonable cost and within acceptable risk tolerances.

Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures.

Liquidity is derived primarily from retail deposit growth and retention; principal and interest payments on loans; principal and interest payments; sale, maturity and prepayment of investment securities; net cash provided from operations and access to other funding sources.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets deteriorates.

Our preferred shares impact net income available to our common stockholders and our earnings per share.

As long as there are senior preferred shares outstanding, no dividends may be paid on our common stock unless all dividends on the senior preferred shares have been paid in full.  The dividends declared on our fixed rate preferred shares will reduce the net income available to common shareholders and our earnings per common share.  Additionally, warrants to purchase Peapack-Gladstone common stock issued to the Treasury, in conjunction with the preferred shares, may be dilutive to our earnings per share.  The senior preferred shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Corporation.

The holders of the Corporation's common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Corporation out of funds legally available. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors may reduce or eliminate our common stock dividend in the future.  We are restricted by the terms of the senior preferred stock from increasing our quarterly common stock dividend above $0.16 per share.  This could adversely affect the market price of our common stock.

We are prohibited by statute from paying dividends when the Corporation is insolvent. Since the principal source of income for the Corporation will be dividends on Bank common stock paid to the Corporation by the Bank, the Corporation's ability to pay dividends to its shareholders will depend on  whether the Bank pays dividends to it.  As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Corporation.  As a New Jersey-chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended.  Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. The Corporation is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company's capital below these minimum amounts.

Future offerings of debt or other securities may adversely affect the market price of our stock.

In the future, we may attempt to increase our capital resources or, if our or the Bank’s capital ratios fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred stock.  Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.  Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common stock, or both.  Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

We may lose lower-cost funding sources.

Checking, savings, and money market deposit account balances and other forms of customer deposits can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.  If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income.

There may be changes in accounting policies or accounting standards.

Our accounting policies are fundamental to understanding our financial results and condition.  Some of these policies require use of estimates and assumptions that may affect the value of our assets or liabilities and financial results.  We identified our accounting policies regarding the allowance for loan losses, goodwill and other intangible assets, and income taxes to be critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain.  Under each of these policies, it is possible that materially different amounts would be reported under different conditions, using different assumptions, or as new information becomes available.

From time to time the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards that govern the form and content of our external financial statements.  In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our independent auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied.  Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially impact how we report our financial results and condition.  In certain cases, we could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively) which may result in our restating prior period financial statements in material amounts.

We encounter continuous technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs.  Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations.  Many of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We are subject to operational risk.

We face the risk that the design of our controls and procedures, including those to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or are circumvented, thereby causing delays in detection of errors or inaccuracies in data and information.  Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

We may also be subject to disruptions of our systems arising from events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to customers and to financial loss or liability.  We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.

Our performance is largely dependent on the talents and efforts of highly skilled individuals.  There is intense competition in the financial services industry for qualified employees.  In addition, we face increasing competition with businesses outside the financial services industry for the most highly skilled individuals.  Our business operations could be adversely affected if we were unable to attract new employees and retain and motivate our existing employees.

There may be claims and litigation pertaining to fiduciary responsibility.

From time to time as part of the Corporation’s normal course of business, customers make claims and take legal action against the Corporation based on its actions or inactions.  If such claims and legal actions are not resolved in a manner favorable to the Corporation, they may result in financial liability and/or adversely affect the market perception of the Corporation and its products and services.  This may also impact customer demand for the Corporation’s products and services.  Any financial liability or reputation damage could have a material adverse effect on the Corporation’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Item 1B.             UNRESOLVED STAFF COMMENTS

None.

Item 2.                PROPERTIES

The Corporation owns ten branches and leases 12 branches.  The Corporation also owns one property adjacent to the Main Office in Peapack-Gladstone.  The Corporation leases an administrative and operations office building in Peapack-Gladstone and a data center in Bedminster Township.  The information set forth in the 2008 Annual Report under the heading “Offices” is incorporated by reference herein.

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

Item 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.                MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDERMATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of Peapack-Gladstone Financial Corporation is traded on the NASDAQ Global Select Market under the symbol of PGC.  The following table sets forth, for the periods indicated, the reported high and low sale prices on known trades and cash dividends declared per share by the Corporation.

			DIVIDEND
2008	HIGH	LOW	PER SHARE
1st QUARTER	$27.25	$20.98	$0.16
2nd QUARTER	29.79	21.97	0.16
3rd QUARTER	37.93	21.16	0.16
4th QUARTER	34.00	22.85	0.16

			DIVIDEND
2007	HIGH	LOW	PER SHARE
1st QUARTER	$31.03	$25.62	$0.15
2nd QUARTER	32.47	26.78	0.15
3rd QUARTER	27.80	24.80	0.16
4th QUARTER	26.35	24.45	0.16

 Future dividends payable by the Corporation will be determined by the Board of Directors after consideration of earnings and financial condition of the Corporation, need for capital and such other matters as the Board of Directors deems appropriate.  The payment of dividends is subject to certain restrictions, see Part I, Item 1, “Description of Business - Restrictions on the Payment of Dividends.”

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2003 in (a) the Corporation’s common stock; (b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks).  The graph is calculated assuming that all dividends are reinvested during the relevant periods.  The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Peapack-Gladstone Financial Corporation	100.00	113.44	102.14	105.20	93.51	104.05
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61
KBW 50	100.00	110.09	109.76	128.44	100.43	52.67

On December 31, 2008, the last reported sale price of the Common Stock was $24.57.  Also, on February 28, 2009, there were approximately 809 shareholders of record.

Issuer Purchases of Equity Securities

On April 15, 2005, the Board of Directors of Peapack-Gladstone Financial Corporation announced the authorization of a stock repurchase plan.  The Board authorized the purchase of up to 150,000 shares of outstanding common stock, to be made from time to time, in the open market or in privately negotiated transactions, at prices not exceeding prevailing market prices.  On July 21, 2008, the Board of Directors authorized another extension of the stock buyback program for an additional twelve months to April 15, 2009.

During the fourth quarter of 2008, the Corporation did not repurchase any of its common shares under its stock buy back program.  Due to the Corporation’s participation in the TARP program, the Corporation is not permitted to repurchase its common stock until the earlier of three years following the closing of the sale of the senior preferred stock and the transfer by the Treasury of all the senior preferred stock or the redemption of the senior preferred stock by the Corporation.  In addition, the Corporation may not repurchase any common stock if it is delinquent on any dividend payment on the senior preferred stock.

Item 6.                 SELECTED FINANCIAL DATA

The information set forth in the 2008 Annual Report under the heading “Selected Consolidated Financial Data” is incorporated herein by reference.

Item 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 2008 Annual Report under the heading “Management's Discussion and Analysis” is incorporated herein by reference.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 2008 Annual Report under the heading “Asset/Liability Management” is incorporated herein by reference.

Item 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 2008 Annual Report, together with the reports thereon by Crowe Horwath LLP and KPMG LLP and the Notes to the Consolidated Financial Statements, are incorporated herein by reference.

Item 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.              CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Corporation maintains “disclosure controls and procedures” which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, is defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to the Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Corporation’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures.  Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting during the fourth quarter of 2008.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is included in the 2008 Annual Report and is incorporated herein by reference.

Item 9B.             OTHER INFORMATION

None.

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Director Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement is incorporated herein by reference.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience

Frank A. Kissel	58	December 11, 1997	Chairman and Chief Executive Officer
Arthur F. Birmingham	57	December 11, 1997	Chief Financial Officer
Garrett P. Bromley	64	December 11, 1997	Chief Lending Officer
Robert M. Rogers	50	December 11, 1997	President and Chief Operating Officer
Finn M.W. Caspersen, Jr.	39	January 1, 2008	General Counsel
Craig C. Spengeman	53	December 11, 1997	President and Chief Investment Officer

All executive officers named above have been in their current positions for the past five years, with the exception of Finn M.W. Caspersen, Jr. who was Senior Vice President and Chief Risk Officer prior to 2008.

Item 11.              EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2009 Proxy Statement is incorporated herein by reference.

Item 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2008 for all equity compensation plans under which shares of our common stock may be issued:
NUMBER OF SECURITIES
REMAINING AVAILABLE
FOR FUTURE ISSUANCE
	NUMBER OF SECURITIES		UNDER EQUITY
	TO BE ISSUED UPON	WEIGHTED-AVERAGE	COMPENSATION PLANS
	EXERCISE OF	EXERCISE PRICE OF	(EXCLUDING SECURITIES
PLAN CATEGORY	OUTSTANDING OPTIONS (a)	OUTSTANDING OPTIONS (b)	REFLECTED IN COLUMN (a) (c)

EQUITY
COMPENSATION
PLANS APPROVED
BY SECURITY
HOLDERS	599,611	$25.41	366,405

EQUITY
COMPENSATION
PLANS NOT
APPROVED BY
SECURITY HOLDERS	N/A	N/A	N/A
TOTAL	599,611	$25.41	366,405

The information set forth under the captions “Beneficial Ownership of Common Stock” and “Stock Ownership of Directors and Executive Officers” in the 2009 Proxy Statement is incorporated herein by reference.

Item 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in the 2009 Proxy Statement is incorporated herein by reference.

Item 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Independent Registered Public Accounting Firm” and “Audit Committee Pre-approval Procedures” in the 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Those portions of the 2008 Annual Report attached hereto as Exhibit 13 contain the financial statements incorporated herein by reference.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the 2008 Annual Report.

(10)	Exhibits

(3)	Articles of Incorporation and By-Laws:

A.	Restated Certificate of Incorporation as in effect on the date of this filing is filed herewith.

B.	Amended By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 27, 2007.

(4)          Warrant, dated January 9, 2009, to purchase up to 143,139 shares of the Corporation’s Common Stock, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 12, 2009.

(10)	Material Contracts:

A.
“Change in Control Agreements” dated as of December 20, 2007 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman, Robert M. Rogers, Arthur F. Birmingham, Garrett P. Bromley and Finn M. W. Caspersen, Jr. are incorporated by reference. +

B.
“Split Dollar Plan for Senior Management” dated as of September 7, 2001 for Frank A. Kissel, Robert M. Rogers, Craig C. Spengeman, Arthur F. Birmingham and Garrett P. Bromley is incorporated by reference to Exhibit 10 (I) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003. +

C.	“Directors’ Retirement Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (J) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

D.	“Directors’ Deferral Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (K) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

E.
“Employment Agreements” dated as of January 1, 2008 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman, Robert M. Rogers, Arthur F. Birmingham, Garrett P. Bromley and Finn M. W. Caspersen, Jr. are incorporated by reference. +

F.
Peapack-Gladstone Financial Corporation Amended and Restated 1998 Stock Option Plan and Peapack-Gladstone Financial Corporation Amended and Restated 2002 Stock Option Plan are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on January 13, 2006.

G.	Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q Quarterly Report filed on May 10, 2006.

H.
Letter Agreement, dated January 9, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Corporation and the Treasury, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 12, 2009.

I.
Form of Waiver, executed by each of Messrs. Frank A. Kissel, Robert M. Rogers, Arthur F. Birmingham, Finn M.W. Caspersen, Jr., Craig C. Spengeman and Garrett P. Bromley, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 12, 2009.

J.
Form of Senior Executive Officer Agreement, executed by each of Messrs. Frank A. Kissel, Robert M. Rogers, Arthur F. Birmingham, Finn M.W. Caspersen, Jr., Craig C. Spengeman and Garrett P. Bromley, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 12, 2009.

(12)	Consolidated Ratios of Earnings to Fixed Charges.

	Years ended December 31,
	2008	2007		2006		2005		2004
Excluding interest on deposits	-19.7x	14.8	x	3.6	x	7.3	x	15.2	x
Including interest on deposits	-0.4x	1.5	x	1.4	x	1.9	x	2.9	x

Note: The ratio of earnings to fixed charges is calculated by adding income before income taxes plus fixed charges and dividing that sum by fixed charges.

(13)	Annual Report to Shareholders

+	Management contract and compensatory plan or arrangement.

(21)	List of Subsidiaries:
                              (a) Subsidiaries of the Corporation:
Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:
Name

Peapack-Gladstone Investment Company, Inc.	New Jersey	100%
Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(c) Subsidiaries of Peapack-Gladstone Investment Company, Inc.:
Name

Peapack-Gladstone Mortgage Group, Inc.	New Jersey	100%

(23)	Consents of Experts:

(23.1)	Consent of Crowe Horwath LLP

(23.2)	Consent of KPMG LLP

(24)	Power of Attorney

(31.1)	Certification of Frank A. Kissel, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Arthur F. Birmingham, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Dated:    March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Frank A. Kissel	Chairman of the Board, Chief Executive Officer and Director	March 13, 2009
Frank A. Kissel

/s/ Arthur F. Birmingham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2009
Arthur F. Birmingham

/s/ Anthony J. Consi II	Director	March 13, 2009
Anthony J. Consi II

/s/ Pamela Hill	Director	March 13, 2009
Pamela Hill

/s/ John D. Kissel	Director	March 13, 2009
John D. Kissel

/s/ James R. Lamb	Director	March 13, 2009
James R. Lamb

/s/ Edward A. Merton	Director	March 13, 2009
Edward A. Merton

/s/ F. Duffield Meyercord	Director	March 13, 2009
F. Duffield Meyercord

/s/ John R. Mulcahy	Director	March 13, 2009
John R. Mulcahy

/s/ Robert M. Rogers	Director, President and Chief Operating Officer	March 13, 2009
Robert M. Rogers

/s/ Philip W. Smith III	Director	March 13, 2009
Philip W. Smith III

/s/ Craig C. Spengeman	Director, President of PGB Trust and Investments	March 13, 2009
Craig C. Spengeman