Form 10-Q
period 2009-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2009-05-11
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2009

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
Yes ☒       No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐.

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

Number of shares of Common Stock outstanding as of May 1, 2009:
8,300,103

PEAPACK-GLADSTONE FINANCIAL CORPORATION
PART 1  FINANCIAL INFORMATION

PART 2  OTHER INFORMATION

Item 1A	Risk Factors	Page 27
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 27
Item 6	Exhibits	Page 28

Index

Item 1.  Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$20,525	$25,686
Federal funds sold	201	200
Interest-earning deposits	59,063	1,003
Total cash and cash equivalents	79,789	26,889

Investment securities held to maturity (approximate market
value $49,173 in 2009 and $52,175 in 2008)	48,379	51,731
Securities available for sale	178,676	173,543
FHLB and FRB Stock, at cost	4,202	4,902

Loans	1,039,226	1,052,982
Less: Allowance for loan losses	9,762	9,688
Net Loans	1,029,464	1,043,294

Premises and equipment	26,740	26,936
Other real estate owned	965	1,211
Accrued interest receivable	4,635	4,117
Cash surrender value of life insurance	25,672	25,480
Deferred tax assets, net	22,927	23,143
Other assets	2,858	4,179
TOTAL ASSETS	$1,424,307	$1,385,425

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$195,175	$210,030
Interest-bearing deposits:
Checking	178,430	167,727
Savings	70,426	67,453
Money market accounts	400,692	364,628
Certificates of deposit over $100,000	192,708	195,826
Certificates of deposit less than $100,000	225,608	232,224
Total deposits	1,263,039	1,237,888
Overnight borrowings	-	15,250
Long-term debt	39,439	39,748
Accrued expenses and other liabilities	7,654	8,645
TOTAL LIABILITIES	1,310,132	1,301,531

SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000; issued 28,685 at March 31, 2009 and none at December 31, 2008; liquidation preference
of $1,000 per share)	27,146	-
Common stock (no par value; $0.83 per share; authorized 20,000,000 shares; issued shares, 8,681,743 at March 31, 2009 and 8,628,729 at December 31, 2008; outstanding shares, 8,299,336 at March
31, 2009 and 8,289,823 at December 31, 2008)	8,835	7,190
Surplus	93,268	92,169
Treasury stock at cost, 382,407 shares at March 31, 2009 and
338,906 shares at December 31, 2008	(8,859)	(7,894)
Retained earnings	(5,114)	(6,063)
Accumulated other comprehensive loss, net of income tax	(1,101)	(1,508)
TOTAL SHAREHOLDERS’ EQUITY	114,175	83,894
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,424,307	$1,385,425

See accompanying notes to consolidated financial statements.

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$14,238	$14,683
Interest on investment securities:
Taxable	242	174
Tax-exempt	230	241
Interest on securities available for sale:
Taxable	1,897	2,809
Tax-exempt	179	283
Interest-earning deposits	9	48
Interest on federal funds sold	-	107
Total interest income	16,795	18,345
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	1,546	2,958
Interest on certificates of deposit over $100,000	1,370	1,842
Interest on other time deposits	1,720	2,661
Interest on borrowed funds	351	370
Total interest expense	4,987	7,831

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	11,808	10,514
Provision for loan losses	2,000	430

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,808	10,084

OTHER INCOME
Trust department income	2,332	2,485
Service charges and fees	520	489
Bank owned life insurance	214	269
Securities gains, net	5	310
Other income	249	176
Total other income	3,320	3,729
OTHER EXPENSES
Salaries and employee benefits	5,534	4,911
Premises and equipment	2,089	2,040
Other expenses	1,901	1,658
Total other expenses	9,524	8,609

INCOME BEFORE INCOME TAX EXPENSE	3,604	5,204
Income tax expense	1,122	1,741
NET INCOME	2,482	3,463
Dividends on preferred stock and accretion	205	-
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$2,277	$3,463

EARNINGS PER COMMON SHARE
Basic	$0.27	$0.42
Diluted	$0.27	$0.41

Average basic shares outstanding	8,293,960	8,296,494
Average diluted shares outstanding	8,392,783	8,397,751
See accompanying notes to consolidated financial statements.

Index

EAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Balance, beginning of period	$83,894	$107,429

Cumulative effect adjustment resulting from the adoption of
EITF 06-04	-	(449)

Balance, beginning of period, as adjusted	83,894	106,980
Comprehensive income:

Net income	2,482	3,463

Unrealized holding gains/(losses) on securities
arising during the period, net of tax	410	(2,930)
Less: reclassification adjustment for gains
included in net income, net of tax	(3)	(201)
	407	(3,131)

Total comprehensive income	2,889	332

Gross proceeds from issuance of preferred stock and warrants	28,685	-

Accretion of discount on preferred stock	62	-

Costs related to issuance of preferred stock	(68)	-

Common stock options exercised	978	386

Increase in treasury shares associated with common stock
options exercised/Purchase of treasury stock	(965)	(941)

Cash dividends declared on common stock at $0.16 per share	(1,328)	(1,328)

Cash dividends declared and accretion of discount on preferred stock	(205)	-

Stock-based compensation expense	77	101

Tax benefit on disqualifying and nonqualifying
exercise of stock options	156	163

Balance, March 31,	$114,175	$105,693

See accompanying notes to consolidated financial statements.

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income:	$2,482	$3,463
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	588	574
Amortization of premium and accretion of
discount on securities, net	20	75
Provision for loan losses	2,000	430
Gains on security sales	(5)	(310)
Gains on loans sold	-	-
Loss/(Gain) on disposal of fixed assets	13	71
Gain on sale of other real estate owned	(16)	(24)
Stock-based compensation	77	101
Increase in cash surrender value of life insurance, net	(192)	(235)
(Increase)/decrease in accrued interest receivable	(518)	124
(Decrease/(increase) in other assets	1,412	(91)
(Increase)/decrease in accrued expenses and other liabilities	(900)	4,102
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,961	8,280
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	2,274	2,002
Proceeds from maturities of securities available for sale	9,487	11,792
Proceeds from calls of investment securities	25	300
Proceeds from calls and sales of securities available for sale	-	19,419
Purchase of investment securities	-	-
Purchase of securities available for sale	(12,443)	(27,924)
Purchase of life insurance	-	(5,000)
Proceeds from sales of loans	7,924	6,658
Net decrease/(increase) in loans	3,906	(10,216)
Proceeds from sales of other real estate owned	262	286
Purchases of premises and equipment	(407)	(804)
Disposal of premises and equipment	2	31
NET CASH USED IN INVESTING ACTIVITIES	11,030	(3,456)
FINANCING ACTIVITIES:
Net increase in deposits	25,151	50,207
Net decrease in other borrowings	(15,250)	(15,650)
Proceeds from Federal Home Loan Bank advances	-	12,000
Repayments of Federal Home Loan Bank advances	(309)	(511)
Gross proceeds from preferred stock and warrants	28,685	-
Costs related to issuance of preferred stock	(68)	-
Cash dividends paid on preferred stock	(143)	-
Cash dividends paid on common stock	(1,326)	(1,329)
Tax benefit on stock option exercises	156	163
Exercise of stock options	978	386
Increase in treasury shares associated with common stock options exercised/purchase of treasury shares	(965)	(941)
NET CASH PROVIDED BY FINANCING ACTIVITIES	36,909	44,325

Net increase/(decrease) in cash and cash equivalents	52,900	49,149
Cash and cash equivalents at beginning of period	26,889	28,187
Cash and cash equivalents at end of period	$79,789	$77,336
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,326	$7,309
Income taxes	-	-
See accompanying notes to consolidated financial statements.

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2008 for Peapack-Gladstone Financial Corporation (the “Corporation”).

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

Securities:  The Corporation accounts for its securities in accordance with Statement of Financial Accounting Standards Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (Statement No. 115).  Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment risk, liquidity or other factors.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  No other-than-temporary impairment charges have been recognized

Index

for the three months ended March 31, 2009, however, such impairment charges of $56.1 million were recognized for the fourth quarter of 2008.

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

For the three months ended March 31, 2009 and 2008, the Corporation recorded total compensation cost for share-based payment arrangements of $77 thousand and $101 thousand, respectively, with a recognized tax benefit of $6 thousand for each of the three months ended March 31, 2009 and 2008.

As of March 31, 2009, there was approximately $987 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 1.8 years.

For the Corporation’s stock option plans, changes in options outstanding during the three months ended March 31, 2009 were as follows:

	Number	Exercise	Weighted	Aggregate
	of	Price	Average	Intrinsic
(Dollars in thousands except share data)	Shares	Per Share	Exercise Price	Value
Balance, December 31, 2008	599,611	$13.62-$33.18	$25.41
Granted	3,200	14.13-25.35	21.49
Exercised	(53,014)	18.23-18.66	18.45
Forfeited	(6,409)	18.66-29.50	23.70
Balance, March 31, 2009	543,388	$13.62-$33.18	$26.08	$174
Vested and Expected to Vest (1)	537,034	$14.13-$33.00	$26.10	$174
Exercisable at March 31, 2009	442,060	$13.62-$32.14	$26.05	$173

(1)	The difference between the shares which are exercisable (fully vested) and those which are expected to vest is due to anticipated forfeitures.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $201 thousand and $172 thousand, respectively.

Index

The per share weighted-average fair value of stock options granted during the first three months of 2009 and 2008 for all plans was $7.79 and $10.79, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2009	2008
Dividend yield	3.55%	2.37%
Expected volatility	50%	50%
Expected life	7 years	7 years
Risk-free interest rate	2.01%	3.86%

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

	Three Months Ended
	March 31,
(In Thousands, except per share data)	2009	2008

Net Income to Common Shareholders	$2,277	$3,463

Basic Weighted-Average Common
Shares Outstanding	8,295,684	8,296,494
Plus: Common Stock Equivalents	72,154	101,257
Diluted Weighted-Average Common
Shares Outstanding	8,367,838	8,397,751
Net Income Per Common Share
Basic	$0.27	$0.42
Diluted	0.27	0.41

Stock options and warrants with an exercise price below the Corporation’s market price equal to 452,760 and 380,252 shares were not included in the computation of diluted earnings per share in the first quarters of 2009 and 2008, respectively because they were antidilutive.

Income Taxes:    The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2007 or by New Jersey tax authorities for years prior to 2004.  In 2008, the Corporation was audited by the U.S. Federal tax authorities for 2006.  No changes were made to the tax return as a result of such audit.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at March 31, 2009.

Index

Comprehensive Income:  Comprehensive income consists of net income and the change during the period in the Corporation’s net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses and net amortization of the unrealized loss on securities transferred to held to maturity from available for sale.  Total comprehensive income was $2.9 million for the first quarter of 2009 and $332 thousand for the same quarter in 2008.

Reclassification:  Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2009 presentation.

2.  LOANS

Loans outstanding as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
(In thousands)	2009	2008
Residential mortgage	$494,208	$505,150
Commercial mortgage	275,675	274,640
Commercial loans	137,304	143,188
Construction loans	69,474	66,785
Consumer loans	27,959	29,789
Home equity loans	32,648	31,054
Other loans	1,958	2,376
Total loans	$1,039,226	$1,052,982

Non-performing loans, which are loans past due in excess of 90 days and still accruing and non-accrual loans totaled $11.1 million at March 31, 2009 and $5.4 million at December 31, 2008.

3.  INVESTMENT SECURITIES HELD TO MATURITY

A summary of amortized cost and approximate fair value of investment securities held to maturity included in the consolidated statements of condition as of March 31, 2009 and December 31, 2008 follows:
	March 31, 2009
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Treasury	$500	$9	$-	$509
Mortgage-Backed Securities	8,939	257	(15)	9,181
State and Political Subdivisions	28,525	543	-	29,068
Other Securities	10,415	-	-	10,415
Total	$48,379	$809	$(15)	$49,173

	December 31, 2008
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Treasury	$500	$14	$-	$514
Mortgage-Backed Securities	10,007	214	(34)	10,187
State and Political Subdivisions	29,670	257	(7)	29,920
Other Securities	11,554	-	-	11,554
Total	$51,731	$485	$(41)	$52,175

Index

The following tables present the Corporation’s investment securities held to maturity with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2009 and December 31, 2008.
	March 31, 2009
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities	$181	$(6)	$271	$(9)	$452	$(15)
State and Political
Subdivisions	880	-	-	-	880	-
Total	$1,061	$(6)	$271	$(9)	$1,332	$(15)

	December 31, 2008
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities	$1,736	$(34)	$-	$-	$1,736	$(34)
State and Political
Subdivisions	3,146	(6)	349	(1)	3,495	(7)
Total	$4,882	$(40)	$349	$(1)	$5,231	$(41)

The trust preferred pooled securities within the Corporation’s held to maturity investment portfolio, included in the “Other Securities” category in the preceding tables, are collateralized by trust preferred securities issued primarily by individual banks, but also by insurance companies and real estate investment trusts.  There has been little or no active trading in these securities for a period of time; therefore the Corporation believes it is more appropriate to determine fair value using discounted cash flow analysis.  To determine fair value, and determine whether the securities were other than temporarily impaired, the Corporation retained and worked with a third party to review the issuers (the collateral) underlying each of the securities.  Among the factors analyzed were the issuers’ profitability, credit quality, asset mix, capital adequacy, leverage and liquidity position, as well as an overall assessment of credit, profitability and capital trends within the portfolio’s issuer universe.  These factors provided an assessment of the portion of the collateral of each security which was likely to default in future periods.  The cash flows associated with the collateral likely to default, together with the cash flows associated with collateral which had already deferred or defaulted, were then eliminated.  In addition, the Corporation assumed constant rates of default in excess of those based upon the historic performance of the underlying collateral.  The resulting cash flows were then discounted to the current period to determine fair value for each security.

In prior periods, the Corporation used a constant rate of default derived from the historic performance of the underlying collateral to assess other-than-temporary impairment.  During the fourth quarter of 2008 a significant portion of the Corporation’s trust preferred pooled securities were downgraded from investment grade to below investment grade; as a result, in the fourth quarter of 2008 the Corporation chose to employ the valuation methodology set forth in the preceding paragraph to assess fair value and other-than-temporary impairment with respect to the pooled trust preferred securities. Other-than-temporary impairment charges of $56.1 million were recognized for the fourth quarter of 2008. No such impairment changes have been recognized for the three months ended March 31, 2009.

Management has determined that any unrecognized losses on investment securities held to maturity at March 31, 2009, are temporary and due to interest rate fluctuations and/or volatile market conditions, rather than the creditworthiness of the issuers.  The Corporation monitors creditworthiness of issuers periodically, including issuers of trust preferred securities on a quarterly basis.  The Corporation has the ability and intent to hold these securities for a period of time sufficient to recover any gross unrecognized losses.

Index

4.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of March 31, 2009 and December 31, 2008 follows:

	March 31, 2009
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government-Sponsored
Agencies	$10,026	$-	$(1)	$10,025
Mortgage-Backed Securities	140,415	4,027	(1,975)	142,467
State and Political Subdivisions	20,935	259	(223)	20,971
Other Securities	4,319	-	(1,949)	2,370
Marketable Equity Securities	4,069	6	(1,232)	2,843
Total	$179,764	$4,292	$(5,380)	$178,676

	December 31, 2008
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Mortgage-Backed Securities	$146,456	$2,952	$(3,333)	$146,075
State and Political Subdivisions	21,282	141	(431)	20,992
Other Securities	4,319	-	(1,209)	3,110
Marketable Equity Securities	4,069	15	(718)	3,366
Total	$176,126	$3,108	$(5,691)	$173,543

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2009 and December 31, 2008.
	March 31, 2009
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Agencies	$10,025	$(1)	$-	$-	$10,025	$(1)
Mortgage-Backed
Securities	1,753	(10)	16,967	(1,965)	18,720	(1,975)
State and Political
Subdivisions	4,717	(126)	1,369	(97)	6,086	(223)
Other Securities	-	-	1,049	(1,949)	1,049	(1,949)
Marketable Equity
Securities	1,337	(736)	876	(496)	2,213	(1,232)
Total	$17,832	$(873)	$20,261	$(4,507)	$38,093	$(5,380)

	December 31, 2008
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Agencies	$-	$-	$-	$-	$-	$-
Mortgage-Backed
Securities	24,019	(3,157)	5,354	(176)	29,373	(3,333)
State and Political
Subdivisions	7,513	(431)	-	-	7,513	(431)
Other Securities	-	-	1,790	(1,208)	1,790	(1,208)
Marketable Equity
Securities	1,843	(366)	800	(353)	2,643	(719)
Total	$33,375	$(3,954)	$7,944	$(1,737)	$41,319	$(5,691)

Index

Management has determined that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. The Corporation has the ability and intent to hold these securities for a period of time sufficient to recover all gross unrealized losses.

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $39.4 million and $39.7 million at March 31, 2009 and December 31, 2008, respectively, with a weighted average interest rate of 3.53 percent and 3.59 percent, respectively.  Advances totaling $13.0 million at March 31, 2009, have fixed maturity dates, while advances totaling $3.4 million were amortizing advances with monthly payments of principal and interest.  These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $185.9 million at March 31, 2009.

At March 31, 2009, the Corporation had $23.0 million in fixed rate advances that are noncallable for one, two or three years and then callable quarterly within final maturities of three, five or ten years.  These advances are secured by pledges of investment securities totaling $24.3 million at March 31, 2009.

There were no overnight borrowings at March 31, 2009, while overnight borrowings at December 31, 2008 totaled $15.3 million.  For the three months ended March 31, 2009, overnight borrowings from the FHLB averaged $2.1 million with a weighted average interest rate of 0.47 percent, while overnight borrowings for the same quarter last year averaged $1.8 million with a weighted average interest rate of 3.98 percent.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2009	$2,000
2010	12,573
2011	3,000
2012	5,000
2013	1,866
Over 5 years	15,000
Total	$39,439

6.  BENEFIT PLANS

The Corporation had a defined benefit pension plan covering substantially all of its salaried employees which was discontinued on May 12, 2008.  The Plan was settled and substantially all benefits were paid to employees during September 2008.  No contributions were made in 2009.  The Corporation amended its existing 401-K profit-sharing and investment plan to enhance its matching contributions to its salaried employees starting in May 2008.

Index

The net periodic expense for the quarter ended March 31, 2008 included the following components:

(In thousands)	2008
Service cost	$434
Interest cost	229
Expected return on plan assets	(289)
Amortization of:
Net loss	9
Unrecognized remaining net assets	(2)
Net periodic benefit cost	$381

7.           BUSINESS SEGMENTS

The Corporation assesses its results among two operating segments, Banking and PGB Trust and Investments.  Management uses certain methodologies to allocate income and expense to the business segments.  A funds transfer pricing methodology is used to assign interest income and interest expense to each interest-earning asset and interest-bearing liability on a matched maturity funding basis.  Certain indirect expenses are allocated to segments.  These include support unit expenses such as technology and operations and other support functions.  Taxes are allocated to each segment based on the effective rate for the period shown.

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31, 2009
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,021	$787	$11,808
Noninterest income	955	2,365	3,320
Total income	11,976	3,152	15,128

Provision for loan losses	2,000	-	2,000
Salaries and benefits	4,373	1,161	5,534
Premises and equipment expense	1,915	174	2,089
Other noninterest expense	1,344	557	1,901
Total noninterest expense	9,632	1,892	11,524
Income before income tax expense	2,344	1,260	3,604
Income tax expense	729	393	1,122
Net income	$1,615	$867	$2,482

Total assets at period end	$1,422,867	$1,440	$1,424,307

Index

	Three Months Ended March 31, 2008
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$9,803	$711	$10,514
Noninterest income	1,175	2,554	3,729
Total income	10,978	3,265	14,243

Provision for loan losses	430	-	430
Premises and equipment expense	1,828	212	2,040
Salaries and benefits	3,847	1,064	4,911
Other noninterest expense	1,046	612	1,658
Total noninterest expense	7,151	1,888	9,039
Income before income tax expense	3,827	1,377	5,204
Income tax expense	1,280	461	1,741
Net income	$2,547	$916	$3,463

Total assets at period end	$1,394,984	$852	$1,395,836

8.	FAIR VALUE

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

Assets Measured on a Recurring Basis
Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
March 31, 2009
Assets:
Available for Sale Securities	$178,676	$2,843	$175,833	$-

December 31, 2008
Assets:
Available for Sale Securities	$173,543	$3,366	$170,177	$-

Index

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
	March 31, 2009
Assets:
Impaired Loans	$13,998	$-	$13,998	$-

	December 31, 2008

Assets:
Held to Maturity Securities	$11,554	$-	$-	$11,554
Impaired Loans	13,641	-	13,641	-

At December 31, 2008, the trust preferred pooled securities within the Corporation’s held to maturity investment portfolio are collateralized by trust preferred securities issued primarily by individual banks, but also by insurance companies and real estate investment trusts.  There has been little or no active trading in these securities for a period of time; therefore the Corporation believes it is more appropriate to determine fair value using discounted cash flow analysis.  To determine fair value, and determine whether the securities were other than temporarily impaired, the Corporation retained and worked with a third party to review the issuers (the collateral) underlying each of the securities.  Among the factors analyzed were the issuers’ profitability, credit quality, asset mix, capital adequacy, leverage and liquidity position, as well as an overall assessment of credit, profitability and capital trends within the portfolio’s issuer universe.  These factors provided an assessment of the portion of the collateral of each security which was likely to default in future periods.  The cash flows associated with the collateral likely to default, together with the cash flows associated with collateral which had already deferred or defaulted, were then eliminated.  In addition, the Corporation assumed constant rates of default in excess of those based upon the historic performance of the underlying collateral.  The resulting cash flows were then discounted to the current period to determine fair value for each security.

In prior periods, the Corporation used a constant rate of default derived from the historic performance of the underlying collateral to assess other-than-temporary impairment.  During the fourth quarter of 2008 a significant portion of the Corporation’s trust preferred pooled securities were downgraded from investment grade to below investment grade; as a result, in the fourth quarter of 2008 the Corporation chose to employ the valuation methodology set forth in the preceding paragraph to assess fair value and other-than-temporary impairment with respect to the pooled trust preferred securities.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $14.0 million, after taking charge-offs totaling $1.6 million at March 31, 2009.

Index

9.	PREFERRED STOCK

On January 9, 2009, as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Corporation sold 28,685 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 143,139 shares of the Corporation’s common stock, no par value at an exercise price of $30.06 per share, for an aggregate purchase price of $28,685,000 in cash, allocated $1.6 million to warrants and $27.1 million to preferred stock.

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5 percent per annum for the first five years, and at a rate of 9 percent per annum thereafter  Subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are redeemable at the option of the Corporation at 100 percent of their liquidation preference.  If the Corporation redeems the Preferred Stock and the Treasury still owns the Warrant, the Corporation could repurchase the Warrant from the Treasury for its fair market value.  Unless both the holder and the Corporation agree otherwise, the exercise of the Warrant will be a net exercise (i.e., the holder does not pay cash but gives up shares with a market value at the time of exercise equal to the exercise price, resulting in a net settlement with significantly fewer than the 143,139 shares of Common Stock being issued).

The Securities Purchase Agreement, pursuant to which the Preferred Shares and the Warrant were sold, contains limitations on the payment of dividends on the Common Stock, including with respect to the payment of cash dividends in excess of $0.16 per share, which was the amount of the last regular dividend declared by the Corporation prior to October 14, 2008 and on the Corporation’s ability to repurchase its Common Stock.  The Corporation is also subject to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”).

Index

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL:  The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s view of future interest income and net loans, management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities and market conditions.  These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms.  Actual results may differ materially from such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Corporation’s Form 10-K for the year ended December 31, 2008.

The Corporation assumes no responsibility to update such forward-looking statements in the future.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Corporation’s Audited Consolidated Financial Statements included in the December 31, 2008 Annual Report on Form 10-K, contains a summary of the Corporation’s significant accounting policies.  Management believes the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumptions or estimates could materially impact results of operations.  This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable

Index

value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  No other-than-temporary impairment charges have been recognized for the three months ended March 31, 2009 and 2008.  However, impairment charges of $56.1 million were recognized for the fourth quarter of 2008.

EXECUTIVE SUMMARY:  For the first quarter of 2009, the Corporation recorded net income of $2.5 million as compared to $3.5 million for the same quarter of 2008, a decline of $981 thousand, or 28.3 percent.  Diluted earnings per common share (after declaration of the preferred dividend) were $0.27 in the first quarter of 2009 as compared to $0.41 per diluted share for the first quarter of 2008.  The decrease in 2009 earnings was primarily due to an increase in the provision for loan losses as the Corporation recorded $2.0 million in the first quarter of 2009 compared to $430 thousand for the same period in 2008.  Annualized return on average assets for the quarter was 0.71 percent and annualized return on average common equity was 10.45 percent for the first quarter of 2009.

Net interest income, on a fully tax-equivalent basis, was $12.1 million in the first quarter of 2009, an increase of $1.3 million or 11.9 percent from the same quarter last year and a decrease of $424 thousand or 3.4 percent from the fourth quarter of 2008.  On a fully tax-equivalent basis, the net interest margin was 3.70 percent for the first quarter of 2009 as compared to 3.34 percent for the same period last year and 3.84 percent for the fourth quarter of 2008.

Average loans increased $65.3 million or 6.6 percent to $1.05 billion for the first quarter of 2009.  The average commercial mortgage loan portfolio grew $31.5 million or 13.0 percent and the average commercial construction loan portfolio grew $12.3 million or 21.6 percent.  The home equity portfolio averaged $32.1 million, increasing $13.7 million or 74.7 percent, while the mortgage loan portfolio averaged $501.9 million, increasing $5.3 million or 1.1 percent.  The yield on loans declined 55 basis points from the first quarter of 2008 to 5.44 percent for the first quarter of 2009.

Average deposits grew $39.8 million or 3.3 percent to $1.24 billion in the first quarter of 2009 over the levels of the same quarter in 2008.  Deposit gathering remains highly competitive as short-term market rates have continued to decline from last year’s rates.  Average costs of interest-bearing deposits were 1.78 percent and 2.95 percent in the first quarters of 2009 and 2008, respectively, a decline of 117 basis points.

On January 9, 2009, as part of the U.S. Department of the Treasury Capital Purchase Program, the Corporation sold 28,685 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 143,139 shares of the Corporation’s common stock, no par value at an exercise price of $30.06 per share, for an aggregate purchase price of $28,685,000 in cash.

EARNINGS ANALYSIS

NET INTEREST INCOME:  For the first quarter of 2009, net interest income, on a tax-equivalent basis, and before the provision for loan losses, was $12.1 million as compared to $10.8 million for the same quarter of 2008, an increase of $1.3 million or 11.9 percent.  On a fully tax-equivalent basis, the net interest margin was 3.70 percent and 3.34 percent in the first quarters of 2009 and 2008, respectively, an increase of 36 basis points.  Net interest income for the first quarter of 2009, declined $424 thousand, or 3.4 percent, from $12.5 million on a tax-equivalent basis for the fourth quarter of 2008.  On a fully tax equivalent basis, the net interest margin, decreased from 3.84 percent in the fourth quarter of 2008, to 3.70 percent in the first quarter of 2009.

For the first quarter of 2009, loans averaged $1.05 billion, an increase of $65.3 million or 6.6 percent from $982.6 million for the first quarter of 2008.  Average commercial mortgages grew by $31.5 million or 13.0 percent in the first quarter of 2009 compared to the same period last year.

Index

For the three months ended March 31, 2009, average deposits were $1.24 billion as compared to $1.20 billion for the same period in 2008, an increase of $39.8 million, or 3.3 percent.  Average non-interest bearing demand deposits increased $6.3 million, or 3.4 percent, to $192.2 million for the first quarter of 2009, from the same quarter in 2008.  For the first quarter of 2009, average interest-bearing checking accounts increased to $168.0 million, rising $31.6 million or 23.2 percent from the same period in 2008 due to the introduction of the Ultimate Checking product.  Money market accounts averaged $381.5 million for the first quarter of 2009, a decrease of $24.5 million or 6.0 percent from the first quarter in 2008 due to competitive pressure on rates and deposits migrating to the new checking product.  Average certificates of deposit rose $23.1 million or 5.7 percent.  Average borrowings increased slightly for the first quarters of 2009 and 2008 at $41.6 million and $41.0 million, respectively, an increase of $632 thousand or 1.5 percent.

On a tax-equivalent basis, average yields on interest-earning assets declined 53 basis points to 5.23 percent for the first quarter of 2009 from 5.76 percent for the same quarter of 2008.  Average yields earned on loans and investment securities declined 55 basis points to 5.44 percent and 34 basis points to 4.87 percent, respectively, for the first three months of 2009 as compared to the same period in 2008.  Adjustable rates on the commercial portfolios have declined due to the decline of the federal funds rate.

Average costs of interest-bearing deposits for the first quarter of 2009 declined 117 basis points to 1.78 percent as compared to 2.95 percent for the first quarter of 2008.  For the first quarter of 2009, costs of money market products averaged 1.23 percent, declining 138 basis points, while certificates of deposit costs averaged 2.89 percent, declining 157 basis points, from the same quarter of 2008.  Overnight rates on borrowings have also declined 351 basis points since the first quarter of 2008 to 0.47 percent for the first quarter in 2009.

The cost of funds decreased to 1.56 percent for the first quarter of 2009 from 2.53 percent for the first quarter of 2008, a decline of 97 basis points.  Net interest income and the net interest margin have increased due to the reduction of rates paid on interest-bearing deposits, offset in part by the reduction of rates earned on investments and loans.

Index

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Quarters Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	March 31, 2009			March 31, 2008
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$179,304	$2,139	4.77%	$231,715	$2,983	5.15%
Tax-exempt (1) (2)	49,976	653	5.24	56,821	776	5.46
Loans (2) (3)	1,047,911	14,258	5.44	982,625	14,704	5.99
Federal funds sold	200	-	0.20	13,153	107	3.26
Interest-earning deposits	28,054	9	0.13	7,819	48	2.45
Total interest-earning assets	1,305,445	$17,059	5.23%	1,292,133	$18,618	5.76%
Noninterest -earning assets:
Cash and due from banks	19,697			20,809
Allowance for loan losses	(9,612)			(7,463)
Premises and equipment	26,854			26,473
Other assets	54,654			28,436
Total noninterest-earning assets	91,593			68,255
Total assets	$1,397,038			$1,360,388

LIABILITIES:
Interest-bearing deposits:
Checking	$168,041	$297	0.71%	$136,440	$210	0.62%
Money markets	381,532	1,171	1.23	406,070	2,649	2.61
Savings	68,087	78	0.46	64,753	99	0.61
Certificates of deposit	427,011	3,090	2.89	403,912	4,503	4.46
Total interest-bearing deposits	1,044,671	4,636	1.78	1,011,175	7,461	2.95
Borrowings	41,646	351	3.37	41,014	370	3.61
Total interest-bearing liabilities	1,086,317	4,987	1.84	1,052,189	7,831	2.98
Noninterest bearing liabilities
Demand deposits	192,166			185,818
Accrued expenses and
other liabilities	6,729			14,267
Total noninterest-bearing
liabilities	198,895			200,085
Shareholders’ equity	111,826			108,114
Total liabilities and
shareholders’ equity	$1,397,038			$1,360,388
Net Interest income
(tax-equivalent basis)		12,072			10,787
Net interest spread			3.39%			2.78%
Net interest margin (4)			3.70%			3.34%
Tax equivalent adjustment		(264)			(273)
Net interest income		$11,808			$10,514

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include non-accrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

OTHER INCOME:  In the first quarter of 2009, PGB Trust and Investments, the Bank’s trust division, generated $2.3 million in fee income as compared to $2.5 million for the first quarter of 2008, a decline of $153 thousand or 6.2 percent.  The decrease reflects the lower market values on assets under management on which the investment management fees are based.  The market value of trust assets under administration for PGB Trust and Investments was approximately $1.60 billion at March 31, 2009.

Income from Bank Owned Life Insurance declined $55 thousand or 20.5 percent to $214 thousand for the first quarter of 2009 as compared to 2008 due to lower investment income earned.  The Corporation recorded net securities gains of $5 thousand and $310 thousand for the first quarters of 2009 and 2008, respectively.  For the first quarter of 2009, the Corporation recorded income on the sale of mortgage loans at origination of $93 thousand, included in other income, an increase of $31 thousand or 49.6 percent from the same quarter of 2008.  More 30-year mortgages were originated, which are sold for interest rate risk purposes.

OTHER EXPENSES:  Other expenses totaled $9.5 million for the first quarter of 2009, as compared to $8.6 million recorded in the same quarter of 2008, an increase of $915 thousand or 10.6 percent.  Salaries and benefits, the Corporation’s largest non-interest expense, was $5.5 million and $4.9 million for the first quarters of 2009 and 2008, respectively, an increase of $623 thousand or 12.7 percent.  In addition to salary increases, the Corporation added staff for two new branches in the second and third quarters of 2008.  Stock-based compensation expense of $77 thousand was recorded in the first quarter of 2009 as compared to $101 thousand in the same quarter of 2008.

Premises and equipment expense increased $49 thousand or 2.4 percent to $2.1 million for the first quarter of 2009 when compared to the same quarter in 2008.  The addition of the new branches accounted for the majority of the increase.

The Corporation recorded an FDIC assessment of $373 thousand for the first quarter of 2009 as compared to $33 thousand for the same period in 2008 reflecting the FDIC’s increased assessment charges.  FDIC insurance assessments are expected to increase in future periods.  Professional fees increased $59 thousand or 24.9 percent for the first quarter of 2009 when compared to the same quarter last year and includes increased legal expenses related to nonperforming loans and other corporate matters. Advertising expenses were $156 thousand for the first three months of 2009 as compared to $253 thousand for the same quarter in 2008.

The following table presents the components of other expense for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Salaries and employee benefits	$5,534	$4,911
Premises and equipment	2,089	2,040
FDIC Assessment	373	33
Professional fees	296	237
Advertising	156	253
Trust department expense	136	139
Telephone	110	111
Stationery and supplies	100	110
Postage	99	91
Other expense	631	684
Total other expense	$9,524	$8,609

Index

NON-PERFORMING ASSETS:  Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets.  These assets totaled $12.1 million and $6.6 million at March 31, 2009 and December 31, 2008 respectively.  The increase in non-performing loans during the first quarter of 2009 was primarily the result of two construction loans to one borrower, who has been affected by the current economic downturn.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

	March 31,	December 31,	March 31,
(In thousands)	2009	2008	2008
Loans past due in excess of 90 days and still accruing	$-	$-	$-
Non-accrual loans	11,139	5,393	4,506
Other real estate owned	965	1,211	965
Total non-performing assets	$12,104	$6,604	$5,471

Non-performing loans as a % of total loans	1.07%	0.51%	0.46%
Non-performing assets as a % of total assets	0.85%	0.48%	0.39%
Non-performing assets as a % of totals loans plus
other real estate owned	1.16%	0.63%	0.56%
Allowance as a % of total loans	0.94%	0.92%	0.79%

PROVISION FOR LOAN LOSSES:  The provision for loan losses was $2.0 million for the first quarter of 2009 as compared to $430 thousand for the same period of 2008 and $600 thousand for the fourth quarter of 2008.  The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.  The higher provision reflects the increased percentage of commercial credits in relation to the entire loan portfolio as well as increases in loan delinquencies.  Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.  In addition, Management has determined a higher provision is prudent because of continued weakness in the real estate markets.

There were net charge-offs of $1.9 million in the first quarter of 2009 as compared to $153 thousand of net charge-offs in the first quarter of 2008.

A summary of the allowance for loan losses for the periods indicated:

(In thousands)	2009	2008
Balance, January 1,	$9,688	$7,500
Provision charged to expense	2,000	430
Charge-offs	(1,926)	(154)
Recoveries	-	1
Balance, March 31,	$9,762	$7,777

INCOME TAXES:  Income tax expense as a percentage of pre-tax income was 31.1 percent and 33.5 percent for the quarters ended March 31, 2009 and 2008, respectively.  Pre-tax income decreased from $5.2 million for the first quarter in 2008 to $3.6 million for the same period in 2009.

CAPITAL RESOURCES:  At March 31, 2009, total shareholders’ equity was $114.2 million as compared to $105.7 million at March 31, 2008 and $83.9 million at December 31, 2008.  The primary reason for the increase is the Corporation’s participation in the U.S. Treasury’s Capital Purchase Plan.

Index

The Federal Reserve Board has adopted risk-based capital guidelines for banks.  The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent.  Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles.  The remainder may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss.  At March 31, 2009, the Corporation’s Tier 1 Capital and Total Capital ratios were 11.73 percent and 12.73 percent, respectively, both in excess of well capitalized standards.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines.  These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3 percent for banks that meet certain specified criteria, including having the highest regulatory rating.  All other banks are generally required to maintain a leverage ratio of at least 3 percent plus an additional 100 to 200 basis points.  The Corporation’s leverage ratio at March 31, 2009, was 8.21 percent.

LIQUIDITY:  Liquidity refers to an institution’s ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations.  Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management’s opinion is that the Corporation’s liquidity position is sufficient to meet future needs.  Cash and cash equivalents, interest earning deposits and federal funds sold totaled $79.8 million at March 31, 2009.  In addition, the Corporation has $178.7 million in securities designated as available for sale.  These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below.  Carrying value as of March 31, 2009, of investment securities and securities available for sale maturing within one year totals $16.9 million.

The primary source of funds available to meet liquidity needs is the Corporation’s core deposit base, which excludes certificates of deposit greater than $100 thousand.  As of March 31, 2009, core deposits equaled $1.07 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Unless the Corporation acquires another entity, the adoption of this standard will not have a material effect on the Corporation’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.   Adoption of FAS No. 160 did not have a significant impact on its results of operations or financial position.

Index

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157.”  The Corporation adopted this FSP for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, effective January 1, 2009.  The adoption of this FSP did not have a material impact on the Corporation’s financial condition or results of operation.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS No. 157-4 provides factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability and circumstances that may indicate that a transaction is not orderly.  In those instances, adjustments to the transactions or quoted prices may be necessary to estimate fair value with SFAS No. 157.  This FSP does not apply to Level 1 inputs.  FSP SFAS No. 157-4 also requires additional disclosures, including inputs and valuation techniques used, and changes thereof, to measure the fair value.  FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  Early adoption is permitted for periods ending after March 15, 2009.  This FSP amends SFAS No. 157 and supersedes FSP SFAS No. 157-3.  FSP SFAS No. 157-4 is not expected to have a material impact on the Corporation’s financial position or results of operation.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  FSP SFAS No. 115-2 and SFAS No. 124-2 applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements.  This FSP requires that impairment losses related to credit losses will be included in earnings. Impairments related to other factors will be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery.

For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained earnings and corresponding adjustment to accumulated other comprehensive income.  FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009.  This FSP amends SFAS No. 115 and other related guidance.  Early adoption is permitted for periods ending after March 15, 2009.  This FSP amends SFAS No. 157 and supersedes FSP SFAS No. 157-3.   Upon adoption of these FSPs at June 30, 2009, the Corporation will record an adjustment to retained earnings and accumulated other comprehensive income as of April 1, 2009 as required.  The Corporation is still evaluating the impact of these FSPs on the financial statements.

Index

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2009).

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

Index

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2009 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, except for the following addition:

Economic Downturn
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

During the first quarter of 2009, the Corporation did not repurchase any of its common shares under its stock buy back program.  Due to the Corporation’s participation in the U.S. Treasury’s Capital Purchase Program, the Corporation is not permitted to repurchase its common stock until the earlier of three years following the closing of the sale of the senior preferred stock and the transfer by the Treasury of all the senior preferred stock or the redemption of the senior preferred stock by the Corporation.  In addition, the Corporation may not repurchase any common stock if it is delinquent on any dividend payment on the senior preferred stock.

On January 9, 2009, as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Corporation sold 28,685 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 143,139 shares of the Corporation’s common stock, no par value at an exercise price of $30.06 per share, for an aggregate purchase price of $28,685,000 in cash.

Index

ITEM 6.  Exhibits

3	Articles of Incorporation and By-Laws:

A.       Certificate of Amendment of Certificate of Incorporation as in effect on the Date of This Filing are Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Entry into Material Definitive Agreement) Filed on January 12, 2009.

B. Restated Certificate of Incorporation as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Current Report on Form 10-Q filed on May 8, 2008.
C. Amended By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2007.

31.1	Certification of Frank A. Kissel, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Jeffrey J. Carfora, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002, signed by Frank A. Kissel, Chief Executive Officer of the Corporation, and Jeffrey J. Carfora, Chief Financial Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 11, 2009	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: May 11, 2009	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Executive Vice President and Chief Financial Officer

Index

EXHIBIT INDEX

Number	Description

3	Articles of Incorporation and By-Laws:

A.        Certificate of Amendment of Certificate of Incorporation as in effect on the Date of This Filing are Incorporated by Reference to the Registrant’s Current Report on Form 8-K (Entry into Material Definitive Agreement) Filed on January 12, 2009.

B. Restated Certificate of Incorporation as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Current Report on Form 10-Q filed on May 8, 2008.
C. Amended By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 27, 2007.

31.1	Certification of Frank A. Kissel, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Jeffrey J. Carfora, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002, signed by Frank A. Kissel, Chief Executive Officer of the Corporation, and Jeffrey J. Carfora, Chief Financial Officer of the Corporation.