Form 10-Q
period 2009-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2009-08-10
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2009

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
Yes             No            .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer	Accelerated filer X
Non-accelerated filer (do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No X.

Number of shares of Common Stock outstanding as of August 3, 2009:
8,715,208

PEAPACK-GLADSTONE FINANCIAL CORPORATION
PART 1  FINANCIAL INFORMATION

PART 2  OTHER INFORMATION

Item 1A	Risk Factors	Page 34
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 34
Item 4	Submission of Matters to a Vote of Security Holders	Page 34
Item 6	Exhibits	Page 35

Index

Item 1.  Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$50,921	$25,686
Federal funds sold	200	200
Interest-earning deposits	513	1,003
Total cash and cash equivalents	51,634	26,889

Investment securities held to maturity (approximate market
value $75,991 in 2009 and $52,175 in 2008)	77,216	51,731
Securities available for sale	227,414	173,543
FHLB and FRB Stock, at cost	5,343	4,902

Loans	1,023,717	1,052,982
Less: Allowance for loan losses	11,054	9,688
Net Loans	1,012,663	1,043,294

Premises and equipment	27,189	26,936
Other real estate owned	700	1,211
Accrued interest receivable	4,652	4,117
Cash surrender value of life insurance	25,865	25,480
Deferred tax assets, net	23,653	23,143
Other assets	2,550	4,179
TOTAL ASSETS	$1,458,879	$1,385,425

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$194,888	$210,030
Interest-bearing deposits:
Checking	203,378	167,727
Savings	71,464	67,453
Money market accounts	418,208	364,628
Certificates of deposit over $100,000	187,516	195,826
Certificates of deposit less than $100,000	220,779	232,224
Total deposits	1,296,233	1,237,888
Overnight borrowings	-	15,250
Long-term debt	37,128	39,748
Accrued expenses and other liabilities	9,844	8,645
TOTAL LIABILITIES	1,343,205	1,301,531

SHAREHOLDERS’ EQUITY *
Preferred stock (no par value; authorized 500,000 shares; issued 28,685 shares at June 30, 2009 and none at December 31, 2008; liquidation
preference of $1,000 per share)	27,216	-
Common stock (no par value; $0.83 per share; authorized 21,000,000 shares; issued shares, 9,119,742 at June 30, 2009 and 9,060,165 at December 31, 2008; outstanding shares, 8,715,108 at June
30, 2009 and 8,704,314 at December 31, 2008)	9,184	7,190
Surplus	93,014	92,169
Treasury stock at cost, 404,634 shares at June 30, 2009 and
355,851 shares at December 31, 2008	(8,922)	(7,894)
Retained earnings	(948)	(6,063)
Accumulated other comprehensive loss, net of income tax	(3,870)	(1,508)
TOTAL SHAREHOLDERS’ EQUITY	115,674	83,894
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,458,879	$1,385,425

*	Share data reflects the five percent common stock dividend declared on June 18, 2009, to be issued August 3, 2009 to shareholders of record on July 9, 2009.
See accompanying notes to consolidated financial statements.

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$14,026	$14,284	$28,264	$28,967
Interest on investment securities:
Taxable	270	156	512	330
Tax-exempt	228	233	458	474
Interest on securities available for sale:
Taxable	2,017	2,547	3,914	5,356
Tax-exempt	159	311	338	594
Interest-earning deposits	9	76	18	124
Interest on federal funds sold	-	5	-	112
Total interest income	16,709	17,612	33,504	35,957
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	1,557	2,162	3,103	5,120
Interest on certificates of deposit over $100,000	1,151	1,559	2,531	3,401
Interest on other time deposits	1,487	2,083	3,197	4,744
Interest on borrowed funds	348	391	699	761
Total interest expense	4,543	6,195	9,530	14,026

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	12,166	11,417	23,974	21,931
Provision for loan losses	2,000	590	4,000	1,020

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,166	10,827	19,974	20,911

OTHER INCOME
Trust department income	2,550	2,665	4,882	5,150
Service charges and fees	549	540	1,069	1,029
Bank owned life insurance	214	304	428	573
Securities gains, net	108	69	113	379
Other income	351	83	600	259
Total other income	3,772	3,661	7,092	7,390
OTHER EXPENSES
Salaries and employee benefits	5,430	4,833	10,964	9,744
Premises and equipment	2,171	2,108	4,260	4,148
Other expenses	3,594	2,188	5,495	3,846
Total other expenses	11,195	9,129	20,719	17,738
INCOME BEFORE INCOME TAX EXPENSE	2,743	5,359	6,347	10,563
Income tax expense	813	1,780	1,935	3,521
NET INCOME	1,930	3,579	4,412	7,042
Dividends on preferred stock and accretion	428	-	633	-
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$1,502	$3,579	$3,779	$7,042
EARNINGS PER COMMON SHARE *
Basic	$0.17	$0.41	$0.43	$0.81
Diluted	$0.17	$0.41	$0.43	$0.80
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING *
Basic	8,714,913	8,712,622	8,712,703	8,711,970
Diluted	8,777,292	8,820,054	8,777,821	8,816,873

*	Share data reflects the five percent common stock dividend declared on June 18, 2009, to be issued August 3, 2009 to shareholders of record on July 9, 2009.
See accompanying notes to consolidated financial statements.

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)
Six Months Ended June 30, 2009

						Accumulated
						Other
(In Thousands, Except	Common	Preferred		Treasury	Retained	Comprehensive
Per Share Data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total

Balance at December 31, 2008
8,704,314 Shares Outstanding	$7,190	$-	$92,169	$(7,894)	$(6,063)	$(1,508)	$83,894

Comprehensive Income:
Net Income 2009					4,412		4,412
Unrealized Holding Gains on
Securities Arising During the
Period (Net of Income Tax
Expense of $866)						811
Less: Reclassification
Adjustment for Gains
Included in Net Income (Net
of Income Tax Expense
of $40)						73
Net Unrealized Holding
Gains on Securities Arising
During the Period (Net of
Income Tax Expense
of $826)						738	738
Total Comprehensive Income							5,150
Gross Proceeds from Issuance
of Preferred Stocks and
Warrants	1,601	27,084					28,685
Accretion of Discount on
Preferred Stock		132			(132)		-
Costs Related to Issuance of
Preferred Stock			(112)				(112)
Cash Dividends Declared on
Common Stock					(1,764)		(1,764)
Cash Dividends Declared on
Preferred Stock					(501)		(501)
Common Stock Option Expense			309				309
Common Stock Options
Exercised	47		994				1,041
Stock Dividend 5 Percent	346		(346)				-
Adjustment to Initially Apply
FSP 115-2 and FAS 124-2
(Net of Income Tax Benefit
of $1,669)					3,100	(3,100)	-
Increase in Treasury Shares
Associated with Common
Stock Options Exercised/
Purchase of Treasury Stock				(1,028)			(1,028)
Balance at June 30, 2009
8,715,108 Shares Outstanding	$9,184	$27,216	$93,014	$(8,922)	$(948)	$(3,870)	$115,674

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)
Six Months Ended June 30, 2008

						Accumulated
						Other
(In Thousands, Except	Common	Preferred		Treasury	Retained	Comprehensive
Per Share Data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total

Balance at December 31, 2007
8,719,710 Shares Outstanding	$7,148	$-	$90,677	$(6,255)	$21,750	$(5,891)	$107,429

Cumulative Effect Adjustment
resulting from the adoption of
EITF 06-4					(449)		(449)
Balance at January 1, 2008,
As adjusted	$7,148	$-	$90,677	$(6,255)	$21,301	$(5,891)	$106,980

Comprehensive Income:
Net Income 2008					7,042		7,042
Unrealized Holding Gains on
Securities Arising During the
Period (Net of Income Tax
Benefit of $5,734)						(8,708)
Less: Reclassification
Adjustment for Gains
Included in Net Income (Net
of Income Tax Expense
of $133)						246
Net Unrealized Holding
Gains on Securities Arising
During the Period (Net of
Income Tax Benefit of $5,867)						(8,954)	(8,954)
Total Comprehensive Income							(1,912)
Cash Dividends Declared on
Common Stock					(2,653)		(2,653)
Common Stock Option Expense			471				471
Common Stock Options
Exercised	37		756				793
Increase in Treasury Shares
Associated with Common
Stock Options Exercised/
Purchase of Treasury Stock				(1,270)			(1,270)
Balance at June 30, 2008
8,714,515 Shares Outstanding	$7,185	$-	$91,904	$(7,525)	$25,690	$(14,845)	$102,409

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income:	$4,412	$7,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,184	1,156
Amortization of premium and accretion of discount on securities, net	(58)	106
Provision for loan losses	4,000	1,020
Provision for other real estate owned losses	265	-
Gains on security sales, available for sale	(109)	(379)
Gains on called securities, held to maturity	(4)	-
Loss on disposal of fixed assets	13	153
Gain on sale of other real estate owned	(16)	(24)
Stock-based compensation	153	182
Increase in cash surrender value of life insurance, net	(385)	(519)
(Increase)/decrease in accrued interest receivable	(535)	265
Decrease/(increase) in other assets	617	(129)
Decrease/(increase) in accrued expenses and other liabilities	1,199	(3,700)
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,736	5,173
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	4,317	4,238
Proceeds from maturities of securities available for sale	19,735	25,019
Proceeds from calls of investment securities	580	593
Proceeds from calls and sales of securities available for sale	1,329	20,960
Purchase of investment securities	(31,081)	-
Purchase of securities available for sale	(73,266)	(37,680)
Purchase of life insurance	-	(5,000)
Proceeds from sales of loans	29,492	8,343
Net decrease in loans	(2,861)	(35,233)
Proceeds from sales of other real estate owned	262	286
Net increase in other real estate owned	-	(1,826)
Purchases of premises and equipment	(1,452)	(1,426)
Disposal of premises and equipment	2	32
NET CASH USED IN INVESTING ACTIVITIES	(52,943)	(21,694)
FINANCING ACTIVITIES:
Net increase in deposits	58,345	(1,583)
Net (decrease)/increase in other borrowings	(15,250)	9,350
Proceeds from Federal Home Loan Bank advances	-	12,000
Repayments of Federal Home Loan Bank advances	(2,620)	(812)
Gross proceeds from preferred stock and warrants	28,685	-
Costs related to issuance of preferred stock	(112)	-
Cash dividends paid on preferred stock	(501)	-
Cash dividends paid on common stock	(1,764)	(2,655)
Tax benefit on stock option exercises	156	289
Exercise of stock options	1,041	794
Increase in treasury shares associated with common stock options
exercised/purchase of treasury shares	(1,028)	(1,270)
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,952	16,113
Net increase/(decrease) in cash and cash equivalents	24,745	(408)
Cash and cash equivalents at beginning of period	26,889	28,187
Cash and cash equivalents at end of period	$51,634	$27,779
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,191	$15,852
Income taxes	2,887	4,579
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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  No other-than-temporary impairment charges have been recognized

Index

for the three or six months ended June 30, 2009, however, impairment charges of $56.1 million were recognized for the fourth quarter of 2008.

The Corporation adopted FSP SFAS No. 115-2 for debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized and recorded a $3.1 million increase to retained earnings and accumulated other comprehensive loss as of April 1, 2009 relating to the non-credit related portion of the impairment loss recorded at December 31, 2008 on the Corporation’s trust preferred pooled securities.

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

For the three months ended June 30, 2009 and 2008, the Corporation recorded total compensation cost for share-based payment arrangements of $76 thousand and $81 thousand, respectively, with a recognized tax benefit of $6 thousand and $7 thousand for the three months ended June 30, 2009 and 2008, respectively.  For the six months ended June 30, 2009, The Corporation recognized $153 thousand of compensation cost for share-based payment arrangements in the six months ended June 30, 2009 as compared to $182 thousand for the same period in 2008.  The Corporation recognized tax benefit of $13 thousand for each of the six months ended June 30, 2009 and 2008.

There was approximately $925 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at June 30, 2009.  That cost is expected to be recognized over a weighted average period of 1.7 years.

For the Corporation’s stock option plans, changes in options outstanding during the six months ended June 30, 2009 were as follows:

	Number	Exercise	Weighted	Aggregate
	of	Price	Average	Intrinsic
(Dollars in thousands except share data)	Shares	Per Share	Exercise Price	Value
Balance, December 31, 2008	629,591	$12.97-$31.60	$24.20
Granted	5,880	13.46-24.14	19.19
Exercised	(59,577)	16.06-17.77	17.47
Forfeited	(16,101)	17.53-28.10	24.11
Balance, June 30, 2009	559,793	$12.97-$31.60	$24.86	$282
Vested and Expected to Vest (1)	553,894	$13.46-$31.43	$24.91	$282
Exercisable at June 30, 2009	454,172	$12.97-$30.61	$24.89	$278

(1)	The difference between the shares which are exercisable (fully vested) and those which are expected to vest is due to anticipated forfeitures.

Index

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $217 thousand and $365 thousand, respectively.

The per share weighted-average fair value of stock options granted during the first six months of 2009 and 2008 for all plans was $7.85 and $10.34, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2009	2008
Dividend yield	2.47%	2.41%
Expected volatility	50%	50%
Expected life	7 years	7 years
Risk-free interest rate	2.21%	3.82%

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

All share and per share amounts have been restated to reflect the five percent stock dividend declared on June 18, 2009.  The Corporation recorded the dividend at the fair value of the stock issued.  The Corporation did not have sufficient retained earnings to fully record the fair value and charged $346 thousand to surplus.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, except per share data)	2009	2008	2009	2008

Net Income to Common Shareholders	$1,502	$3,579	$3,779	$7,042

Basic Weighted-Average Common
Shares Outstanding	8,714,913	8,712,622	8,712,703	8,711,970
Plus: Common Stock Equivalents	62,379	107,432	65,118	104,903
Diluted Weighted-Average Common
Shares Outstanding	8,777,292	8,820,054	8,777,821	8,816,873
Net Income Per Common Share
Basic	$0.17	$0.41	$0.43	$0.81
Diluted	0.17	0.41	0.43	0.80

Stock options and warrants with an exercise price below the Corporation’s market price equal to 493,243 and 401,025 shares were not included in the computation of diluted earnings per share in the second quarters of 2009 and 2008, respectively because they were antidilutive.  Stock options and warrants with an exercise price below the Corporation’s market price equal to 479,582 and 402,207 shares were not included in the computation of diluted earnings per share in the six months ended June 30, 2009 and 2008, respectively because they were antidilutive to the earnings per share calculation.

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

Index

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at June 30, 2009.

Comprehensive Income:  Comprehensive income consists of net income and the change during the period in the Corporation’s net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses and net amortization of the unrealized loss on securities transferred to held to maturity from available for sale.  Total comprehensive income for the second quarter of 2009 was $2.3 million as compared to total comprehensive loss of $2.2 million for the same quarter in 2008.  Total comprehensive income for the six months ended June 30, 2009 was $5.2 million and the total comprehensive loss for the same period in 2008 was $1.9 million.

Reclassification:  Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2009 presentation.

2.  LOANS

Loans outstanding as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
(In thousands)	2009	2008
Residential mortgage	$483,330	$505,150
Commercial mortgage	275,915	274,640
Commercial loans	133,659	143,188
Construction loans	67,075	66,785
Consumer loans	27,302	29,789
Home equity loans	35,357	31,054
Other loans	1,079	2,376
Total loans	$1,023,717	$1,052,982

Non-performing loans, which are loans past due in excess of 90 days and still accruing and non-accrual loans, totaled $13.1 million at June 30, 2009 and $5.4 million at December 31, 2008.

At June 30, 2009, the impaired loan portfolio consisted of six residential loans for $3.7 million and fourteen commercial loans for $28.1 million for which there was $982 thousand of specific allocation in the allowance for loan losses.  At December 31, 2008, the impaired loan portfolio consisted of four residential loans for $1.1 million and eleven commercial loans for $13.5 million for which there was $949 thousand of specific allocation in the allowance for loan losses.  The majority of impaired loans are secured by real estate, which has decline in value.

The Corporation has not made nor invested in subprime loans or “Alt-A” type mortgages.

Index

3.  INVESTMENT SECURITIES HELD TO MATURITY

A summary of amortized cost and approximate fair value of investment securities held to maturity included in the consolidated statements of condition as of June 30, 2009 and December 31, 2008 follows:

	June 30, 2009
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Treasury	$500	$3	$-	$503
Mortgage-Backed Securities	35,731	250	(547)	35,434
State and Political Subdivisions	30,711	374	-	31,085
Trust Preferred Pooled Securities	10,274	-	(1,305)	8,969
Total	$77,216	$627	$(1,852)	$75,991

	December 31, 2008
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Treasury	$500	$14	$-	$514
Mortgage-Backed Securities	10,007	214	(34)	10,187
State and Political Subdivisions	29,670	257	(7)	29,920
Trust Preferred Pooled Securities	11,554	-	-	11,554
Total	$51,731	$485	$(41)	$52,175

The following tables present the Corporation’s investment securities held to maturity with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2009 and December 31, 2008.

	June 30, 2009
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities	$27,462	$(546)	$17	$(1)	$27,479	$(547)
Trust Preferred Pooled Securities	2,249	(1,305)	-	-	2,249	(1,305)
Total	$29,711	$(1,851)	$17	$(1)	$29,728	$(1,852)

	December 31, 2008
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities	$1,736	$(34)	$-	$-	$1,736	$(34)
State and Political
Subdivisions	3,146	(6)	349	(1)	3,495	(7)
Total	$4,882	$(40)	$349	$(1)	$5,231	$(41)

The trust preferred pooled securities within the Corporation’s held to maturity investment portfolio are collateralized by trust preferred securities issued primarily by individual banks, but also by insurance companies and real estate investment trusts.  There has been little or no active trading in these securities for a period of time; therefore the Corporation believes it is more appropriate to determine fair value using discounted cash flow analysis.  To determine fair value, and determine whether the securities were other than temporarily impaired, the Corporation retained and worked with a third party to review the issuers (the collateral) underlying each of the securities.  Among the factors analyzed were the issuers’ profitability, credit quality, asset mix, capital adequacy, leverage and liquidity position, as well as an overall assessment of credit, profitability and capital trends within the portfolio’s issuer universe.  These factors provided an assessment of the portion of the collateral of each security which

Index

was likely to default in future periods.  The cash flows associated with the collateral likely to default, together with the cash flows associated with collateral which had already deferred or defaulted, were then eliminated.  In addition, the Corporation assumed constant rates of default in excess of those based upon the historic performance of the underlying collateral.  The resulting cash flows were then discounted to the current period to determine fair value for each security.  The discount rate utilized was based on a risk-free rate (LIBOR) plus spreads appropriate for the product, which include consideration of liquidity and credit uncertainty.

To periodically assess the credit assumptions and related input data that could affect the fair value of each security, each quarter Management compares actual deferrals and defaults to the assumed deferrals and defaults included in the valuation model.  To date, actual deferrals and defaults are in line with assumptions.

In periods prior to the fourth quarter of 2008, the Corporation used a constant rate of default derived from the historic performance of the underlying collateral to assess other-than-temporary impairment.  As of November 7, 2008, when the September 30, 2008 Form 10-Q was filed, Management expected the securities to return 100% of their principal and interest.  At that time, over 91% of the Corporation’s trust preferred pooled securities still carried investment grade ratings. As noted in a December 30, 2008 Press Release and Form 8-K, it was not until November 12, 2008 that Moody’s downgraded 180 tranches of 44 trust preferred pooled securities including many of the securities held by the Corporation. Additionally, Moody’s placed most of the Corporation’s remaining investment grade trust preferred pooled securities on credit watch for possible future downgrade.  The market value of these securities continued to sharply decline during the quarter as the liquidity in the debt markets dropped to unprecedented levels.  At that time, we did not believe the market values would recover within the foreseeable future.  The number of notices of deferral and default by the underlying institutions accelerated during this period.  As a result, in the fourth quarter of 2008 the Corporation chose to employ the valuation methodology set forth in the preceding paragraphs to assess fair value and other-than-temporary impairment with respect to the pooled trust preferred securities.  Other-than-temporary impairment charges of $56.1 million were recognized for the fourth quarter of 2008.  No such impairment charges have been recognized for the three or six months ended June 30, 2009.

Further significant downturns in the real estate markets and/or the economy could cause additional banks to defer paying dividends on these securities and/or ultimately default; however, the Corporation has already recorded a substantial write-down of its trust preferred pooled securities portfolio.  Such occurrences, if beyond those assumed in the current valuation, could cause an additional write-down of the portfolio, with a negative impact on earnings.  We do not expect that an additional write-down would have a material effect on the cash flows from the securities or on our liquidity position.

Management has determined that any unrecognized losses on the mortgage-backed securities held to maturity at June 30, 2009, are temporary and due to interest rate fluctuations and/or volatile market conditions, rather than the creditworthiness of the issuers.  The Corporation monitors creditworthiness of issuers periodically, including issuers of trust preferred securities on a quarterly basis.  The Corporation believes it has the ability and intends to hold these securities for a period of time sufficient to recover any gross unrecognized losses.

Index

4.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of June 30, 2009 and December 31, 2008 follows:

	June 30, 2009
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government-Sponsored
Agencies	$69,596	$219	$(41)	$69,774
Mortgage-Backed Securities	130,273	3,474	(1,730)	132,017
State and Political Subdivisions	20,025	164	(379)	19,810
Other Securities	3,998	-	(1,422)	2,576
Marketable Equity Securities	4,069	33	(865)	3,237
Total	$227,961	$3,890	$(4,437)	$227,414

	December 31, 2008
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Mortgage-Backed Securities	$146,456	$2,952	$(3,333)	$146,075
State and Political Subdivisions	21,282	141	(431)	20,992
Other Securities	4,319	-	(1,209)	3,110
Marketable Equity Securities	4,069	15	(718)	3,366
Total	$176,126	$3,108	$(5,691)	$173,543

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2009 and December 31, 2008.
	June 30, 2009
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Agencies	$9,958	$(41)	$-	$-	$9,958	$(41)
Mortgage-Backed
Securities	5,449	(86)	15,577	(1,644)	21,026	(1,730)
State and Political
Subdivisions	5,630	(219)	1,601	(160)	7,231	(379)
Other Securities	-	-	1,576	(1,422)	1,576	(1,422)
Marketable Equity
Securities	969	(460)	1,448	(405)	2,417	(865)
Total	$22,006	$(806)	$20,202	$(3,631)	$42,208	$(4,437)

	December 31, 2008
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Agencies	$-	$-	$-	$-	$-	$-
Mortgage-Backed
Securities	24,019	(3,157)	5,354	(176)	29,373	(3,333)
State and Political
Subdivisions	7,513	(431)	-	-	7,513	(431)
Other Securities	-	-	1,790	(1,209)	1,790	(1,209)
Marketable Equity
Securities	1,843	(366)	800	(352)	2,643	(718)
Total	$33,375	$(3,954)	$7,944	$(1,737)	$41,319	$(5,691)

Index

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers.  The Corporation believes it has the ability and intends to hold these securities for a period of time sufficient to recover all gross unrealized losses.  At June 30, 2009, the unrealized loss on the other securities is related to one bond, a trust preferred security, which was issued by a large bank.  The turmoil in the financial markets and a merger resulted in sharp declines in all the securities of this bank.  The bond continues to be rated investment grade by Moody’s.  Additionally, at June 30, 2009, the market value of this bond has improved from the market value at March 31, 2009.  It is not considered other-than-temporarily impaired.

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $37.1 million and $39.7 million at June 30, 2009 and December 31, 2008, respectively, with a weighted average interest rate of 3.58 percent and 3.59 percent, respectively.  Advances totaling $11.0 million at June 30, 2009, have fixed maturity dates, while advances totaling $3.1 million were amortizing advances with monthly payments of principal and interest.  These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $176.0 million at June 30, 2009.

At June 30, 2009, the Corporation had $23.0 million in fixed rate advances that are noncallable for one, two or three years and then callable quarterly within final maturities of three, five or ten years.  These advances are secured by pledges of investment securities totaling $29.2 million at June 30, 2009.

There were no overnight borrowings at June 30, 2009, while overnight borrowings at December 31, 2008 totaled $15.3 million.  There were no average overnight borrowings from the FHLB for the three months ended June 30, 2009, while overnight borrowings averaged $1.0 million with a weighted average interest rate of 0.47 percent for the six months ended June 30, 2009.  Overnight borrowings for the second quarter last year averaged $5.5 million with a weighted average interest rate of 2.25 percent and for the six months ended June 30, 2009, overnight borrowings averaged $3.7 million with a weighted average interest rate of 2.67 percent.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2009	$-
2010	12,365
2011	3,000
2012	5,000
2013	1,763
Over 5 years	15,000
Total	$37,128

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

Index

The net periodic expense for the three and six months ended June 30, 2008 included the following components:
(In thousands)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Service cost	$203	$637
Interest cost	228	457
Expected return on plan assets	(289)	(578)
Amortization of:
Net loss	8	17
Unrecognized remaining net assets	(1)	(3)
Net periodic benefit cost	$149	$530

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30, 2009
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,409	$758	$12,167
Noninterest income	1,171	2,600	3,771
Total income	12,580	3,358	15,938

Provision for loan losses	2,000	-	2,000
Salaries and benefits	4,301	1,129	5,430
Premises and equipment expense	1,971	200	2,171
Other noninterest expense	2,832	762	3,594
Total noninterest expense	11,104	2,091	13,195
Income before income tax expense	1,476	1,267	2,743
Income tax expense	436	377	813
Net income	$1,040	$890	$1,930

Index

	Three Months Ended June 30, 2008
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$10,631	$786	$11,417
Noninterest income	964	2,697	3,661
Total income	11,595	3,483	15,078

Provision for loan losses	590	-	590
Salaries and benefits	3,892	941	4,833
Premises and equipment expense	1,933	175	2,108
Other noninterest expense	1,493	695	2,188
Total noninterest expense	7,908	1,811	9,719
Income before income tax expense	3,687	1,672	5,359
Income tax expense	1,225	555	1,780
Net income	$2,462	$1,117	$3,579

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30, 2009
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$22,429	$1,545	$23,974
Noninterest income	2,127	4,965	7,092
Total income	24,556	6,510	31,066

Provision for loan losses	4,000	-	4,000
Salaries and benefits	8,674	2,290	10,964
Premises and equipment expense	3,885	374	4,259
Other noninterest expense	4,177	1,319	5,496
Total noninterest expense	20,736	3,983	24,719
Income before income tax expense	3,820	2,527	6,347
Income tax expense	1,165	770	1,935
Net income	$2,655	$1,757	$4,412

Total assets at period end	$1,457,234	$1,645	$1,458,879

	Six Months Ended June 30, 2008
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$20,434	$1,497	$21,931
Noninterest income	2,139	5,251	7,390
Total income	22,573	6,748	29,321

Provision for loan losses	1,020	-	1,020
Salaries and benefits	7,739	2,005	9,744
Premises and equipment expense	3,761	387	4,148
Other noninterest expense	2,539	1,307	3,846
Total noninterest expense	15,059	3,699	18,758
Income before income tax expense	7,514	3,049	10,563
Income tax expense	2,505	1,016	3,521
Net income	$5,009	$2,033	$7,042

Total assets at period end	$1,356,961	$698	$1,357,659

Index

8.      FAIR VALUE

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

The carrying amount of cash, cash equivalents, interest-bearing deposits, Federal Home Loan Bank and Federal Reserve Bank stock and overnight borrowings is considered to be fair value.  The carrying amount of deposits with no stated maturity, such as demand deposits, checking accounts, savings and money market accounts, is equal to fair value.

The fair value of securities is based upon market prices or dealer quotes.  If no such information is available, fair value is based on the rate and term of the security and information about the issuer.

The fair value of loans is based on the estimated future cash flows discounted at market replacement rates for similar terms.

The fair value of certificates of deposit is based on the contractual future cash flows discounted at the current Federal Home Loan Bank advance rates for similar terms.

The fair value of FHLB Advances is based on the contractual future cash flows discounted at the current FHLB market rates for similar term advances.

The following table summarizes carrying amounts and fair values for financial instruments at June 30:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$51,634	$51,634	$26,889	$26,889
Investment Securities, Held to Maturity	77,216	75,991	51,731	52,175
Securities Available for Sale	227,414	227,414	173,543	173,543
FHLB and FRB Stock	5,343	5,343	4,902	4,902
Loans, Net of Allowance for
Loan Losses	1,012,663	1,023,508	1,043,294	1,052,320
Financial Liabilities:
Deposits	1,296,233	1,299,671	1,237,888	1,243,230
Overnight Borrowings	-	-	15,250	15,250
Federal Home Loan Bank Advances	37,128	38,524	39,748	41,310

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

Index

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

Assets Measured on a Recurring Basis
		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
	June 30, 2009
Assets:
U.S. Government-Sponsored
Agencies	$69,774	$-	$69,774	$-
Mortgage-Backed Securities	132,017	-	132,017	-
State and Political Subdivisions	19,810	-	19,810	-
Other Securities	2,576	-	2,576	-
Marketable Equity Securities	3,237	3,237	-	-
Total	$227,414	$3,237	$224,177	$-

	December 31, 2008
Assets:
Mortgage-Backed Securities	$146,075	$-	$146,075	$-
State and Political Subdivisions	20,992	-	20,992	-
Other Securities	3,110	-	3,110	-
Marketable Equity Securities	3,366	3,366	-	-
Total	$173,543	$3,366	$170,177	$-

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
	June 30, 2009
Assets:
Impaired Loans	$31,816	$-	$-	$31,816
Other Real Estate Owned	700	-	-	700

	December 31, 2008
Assets:
Trust Preferred Pooled
Securities	$11,554	$-	$-	$11,554
Impaired Loans	13,641	-	13,641	-

Index

At December 31, 2008, the trust preferred pooled securities within the Corporation’s held to maturity investment portfolio are collateralized by trust preferred securities issued primarily by individual banks, but also by insurance companies and real estate investment trusts.  There has been little or no active trading in these securities for a period of time; therefore the Corporation believes it is more appropriate to determine fair value using discounted cash flow analysis.  To determine fair value, and determine whether the securities were other than temporarily impaired, the Corporation retained and worked with a third party to review the issuers (the collateral) underlying each of the securities.  Among the factors analyzed were the issuers’ profitability, credit quality, asset mix, capital adequacy, leverage and liquidity position, as well as an overall assessment of credit, profitability and capital trends within the portfolio’s issuer universe.  These factors provided an assessment of the portion of the collateral of each security which was likely to default in future periods.  The cash flows associated with the collateral likely to default, together with the cash flows associated with collateral which had already deferred or defaulted, were then eliminated.  In addition, the Corporation assumed constant rates of default in excess of those based upon the historic performance of the underlying collateral.  The resulting cash flows were then discounted to the current period to determine fair value for each security.  The discount rate utilized was based on a risk-free rate (LIBOR) plus spreads appropriate for the product, which include consideration of liquidity and credit uncertainty.

To periodically assess the credit assumptions and related input data that could affect the fair value of each security, each quarter Management compares actual deferrals and defaults to the assumed deferrals and defaults included in the valuation model.  To date, the actual deferrals and defaults are in line with assumptions.

In periods prior to the fourth quarter of 2008, the Corporation used a constant rate of default derived from the historic performance of the underlying collateral to assess other-than-temporary impairment.  As of November 7, 2008, when the September 30, 2008 Form 10-Q was filed, Management expected the securities to return 100% of their principal and interest.  At that time, over 91% of the Corporation’s trust preferred pooled securities still carried investment grade ratings. As noted in a December 30, 2008 Press Release and Form 8-K, it was not until November 12, 2008 that Moody’s downgraded 180 tranches of 44 trust preferred pooled securities including many of the securities held by the Corporation. Additionally, Moody’s placed most of the Corporation’s remaining investment grade trust preferred pooled securities on credit watch for possible future downgrade.  The market value of these securities continued to sharply decline during the quarter as the liquidity in the debt markets dropped to unprecedented levels and we did not believe the market values would recover within the foreseeable future.  The number of notices of deferral and default by the underlying institutions accelerated during this period.  As a result, in the fourth quarter of 2008 the Corporation chose to employ the valuation methodology set forth in the preceding paragraphs to assess fair value and other-than-temporary impairment with respect to the pooled trust preferred securities.

The impaired loan balances and other real estate owned balances were compared to current appraisals of the underlying collateral to determine the current fair value.

9.	PREFERRED STOCK

On January 9, 2009, as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Corporation sold 28,685 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 150,295 shares of the Corporation’s common stock, no par value at an exercise price of $28.63 per share, after adjusting for the five percent stock dividend declared on June 18, 2009, for an aggregate purchase price of $28,685,000 in cash, allocated $1,601,000 to warrants and $27,084,000 to preferred stock.

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5 percent per annum for the first five years, and at a rate of 9 percent per annum thereafter subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are

Index

redeemable at the option of the Corporation at 100 percent of their liquidation preference.  If the Corporation redeems the Preferred Stock and the Treasury still owns the Warrant, the Corporation could repurchase the Warrant from the Treasury for its fair market value.  Unless both the holder and the Corporation agree otherwise, the exercise of the Warrant will be a net exercise (i.e., the holder does not pay cash but gives up shares with a market value at the time of exercise equal to the exercise price, resulting in a net settlement with significantly fewer than the 150,295 shares of Common Stock being issued).

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

10.	SUBSEQUENT EVENTS

As defined in FAS 165, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to0 be issued.  Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with generally accepted accounting principles.  The Corporation has evaluated subsequent events through August 10, 2009, which is the date that the Corporation’s financial statements are being issued.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL:  The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s view of future interest income and net loans, management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities and market conditions.  These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms.  Actual results may differ materially from such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Corporation’s Form 10-K for the year ended December 31, 2008 and those risk factors included in any subsequent Forms 10-Q in 2009.

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

Index

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  No other-than-temporary impairment charges have been recognized for the three or six months ended June 30, 2009 and 2008.  However, impairment charges of $56.1 million were recognized for the fourth quarter of 2008.

EXECUTIVE SUMMARY:  The Corporation recorded net income of $1.9 million for the second quarter of 2009 as compared to $3.6 million for the same quarter of 2008, a decline of $1.6 million, or 46.1 percent.  Diluted earnings per common share, after giving effect for the preferred dividend, were $0.17 in the second quarter of 2009 as compared to $0.41 per diluted share for the same quarter of 2008.  The decrease in 2009 earnings per share was primarily due to an increase in the provision for loan losses, an increase in the industry-wide FDIC assessment and the dividends on preferred stock.  Annualized return on average assets for the quarter was 0.54 percent and annualized return on average common equity was 6.75 percent for the three months ended June 30, 2009.

For the second quarter of 2009, net interest income, on a fully tax-equivalent basis, was $12.4 million, an increase of $691 thousand or 5.9 percent from the same quarter last year.  On a fully tax-equivalent basis, the net interest margin was 3.71 percent for the second quarter of 2009 as compared to 3.63 percent for the second quarter of 2008.

Average loans increased $40.6 million or 4.1 percent to $1.03 billion for the second quarter of 2009, as compared to the same quarter of 2008.  For the second quarter of 2009 the yield on loans was 5.44 percent, declining 33 basis points from the second quarter of 2008.

For the second quarter of 2009, total deposits averaged $1.28 billion, rising $89.4 million or 7.5 percent over the levels of the same quarter in 2008.  Average costs of interest-bearing deposits were 1.55 percent and 2.34 percent in the second quarters of 2009 and 2008, respectively, a decline of 79 basis points.

Index

For the six months ended June 30, 2009, the Corporation recorded net income of $4.4 million compared to $7.0 million for the same period of 2008, a decline of $2.6 million, or 37.3 percent.  Diluted earnings per common share after effect of the preferred stock dividend were $0.43 for the first six months of 2009 as compared to $0.80 per diluted share for the same six months of 2008.  As noted above, the increases in the provision for loan losses, FDIC assessment and dividends on preferred stock have had a negative impact on the Corporation’s earnings per share.  Annualized return on average assets for the six months ended June 30, 2009 was 0.62 percent and annualized return on average common equity was 8.58 percent.

Net interest income, on a fully tax-equivalent basis, was $24.5 million for the six months ended June 30, 2009, an increase of $2.0 million or 8.8 percent from the same six months last year.  On a fully tax-equivalent basis, the net interest margin was 3.70 percent for the first half of 2009 as compared to 3.48 percent for the same period of 2008.

Loans averaged $1.04 billion for the six months ended June 30, 2009, an increase of $52.9 million or 5.4 percent over the same period last year.  For the six months ended June 30, 2009, the yield on loans was 5.44 percent, declining 44 basis points from the same six months of 2008.

Total deposits averaged $1.26 billion and $1.19 billion for the six months ended June 30, 2009 and 2008, respectively, rising $64.8 million or 5.4 percent.  Average costs of interest-bearing deposits were 1.66 percent for the six months ended June 30, 2009, declining 99 basis points from the 2.65 percent in the same period of 2008.

EARNINGS ANALYSIS

NET INTEREST INCOME:  The Corporation recorded net interest income, on a tax-equivalent basis, of $12.4 million for the second quarter of 2009 as compared to $11.7 million for the same quarter of 2008, an increase of $691 thousand or 5.9 percent.  On a fully tax-equivalent basis, the net interest margin was 3.71 percent and 3.63 percent in the second quarters of 2009 and 2008, respectively, an increase of eight basis points.

For the second quarter of 2009, average loans increased $40.6 million or 4.1 percent to $1.03 billion from $992 million for the second quarter of 2008.  The average commercial mortgage loan portfolio grew $23.5 million or 9.3 percent and the average commercial construction loan portfolio grew $18.7 million or 36.3 percent.  The home equity portfolio averaged $34.3 million, increasing $13.1 million or 62.0 percent.  The Corporation focused on the origination of these higher-yielding, shorter-maturity loans and loan originations outpaced principal pay downs over the year.  Since December 31, 2008, however, the loan portfolio has declined slightly, principally the residential mortgage loan portfolio, as the Corporation opted to sell its longer-term, fixed-rate production as an interest rate risk management strategy in the lower rate environment.

For the three months ended June 30, 2009, deposits averaged $1.28 billion as compared to $1.19 billion for the same period in 2008, an increase of $89.4 million, or 7.5 percent.  Average non-interest bearing demand deposits remained relatively flat while all categories of interest-bearing deposits increased from the second quarter of 2008 to the second quarter of this year.  Average interest-bearing checking accounts increased to $193.2 million for the second quarter of 2009, rising $56.6 million or 41.4 percent from the same period in 2008 due to the Corporation’s focus on core deposit growth coupled with the introduction of the Ultimate Checking product, which provides customers with a low-cost checking product and a higher yield for greater balances.  Money market accounts averaged $414.1 million for the three months ended June 30, 2009, an increase of $19.8 million or 5.0 percent from the same quarter in 2008 as certain customers tend to “park” funds in money market accounts in the lower interest rate environment.  Certificates of deposit averaged $406.5 million for the second quarter of 2009, rising $9.5 million or 2.4 percent when compared to the 2008 quarter.  Since December 2008, lower costing interest-bearing checking accounts and money market accounts have continued to increase and higher costing certificates of deposit have declined as the Corporation has

Index

opted not to pay higher rates on maturing certificates of deposit, as the Corporation believes it has ample liquidity from other core deposits and principal pay downs on loans.  Average borrowings decreased $7.1 million to $38.9 million for the second quarter of 2009 as compared to the same period a year ago.

Average yields on interest-earning assets, on a tax-equivalent basis, declined 48 basis points to 5.07 percent for the second quarter of 2009 from 5.55 percent for the same quarter of 2008.  Average yields earned on investment securities declined 78 basis points to 4.17 percent for the second quarter of 2009 as compared to the year ago period.  For the second quarter of 2009 and 2008, average yields on the loan portfolio were 5.44 percent and 5.77 percent, respectively, a 33 basis point decline.

For the second quarter of 2009, average costs of interest-bearing deposits declined 79 basis points to 1.55 percent as compared to 2.34 percent for the second quarter of 2008.  For the second quarter of 2009, costs of money market products averaged 1.09 percent, declining 78 basis points, while certificates of deposit costs averaged 2.60 percent, declining 107 basis points, each as compared to the same quarter of 2008.

The cost of funds decreased 62 basis points to 1.38 percent for the second quarter of 2009 from 2.00 percent for the same quarter of 2008.  Net interest income and the net interest margin have increased marginally due to the reduction of rates paid on interest-bearing deposits, offset in part by the reduction of rates earned on investments and loans, as in the declining rate environment over the year, the cost of the Corporation’s interest-bearing liabilities repriced downward faster than the yield on interest-earning assets, resulting in improved net interest margin and net interest income.  This gap is closing, however, as liability rates are very low and the Corporation may not be able to lower the rates much more.

Net interest income for the first half of 2009 and 2008, on a tax-equivalent basis, was $24.5 million and $22.5 million, respectively, an increase of $2.0 million or 8.8 percent.  On a fully tax-equivalent basis, the net interest margin increased 22 basis points to 3.70 percent for the six months ended June 30, 2009 as compared to 3.48 percent for the same period of this year.  The overall increase in the net interest income is almost entirely due to rate.  As noted earlier, the decline in average liability rates was only partially offset by smaller declines in asset rates, in the declining rate environment.

Average loans increased by $52.9 million to $1.04 billion for the six months ended June 30, 2009 over the same period last year.   For the first six months of 2009, the commercial mortgage loan portfolio grew $27.5 million or 11.1 percent to $274.7 million and the average commercial construction loan portfolio grew $15.5 million or 28.6 percent to $69.7 million for the prior year period.  The home equity portfolio also grew during this time period, increasing $13.4 million or 67.9 percent to $33.2 million.

For the six months ended June 30, 2009 and 2008, total deposits averaged $1.26 billion and $1.19 billion, respectively, increasing $64.8 million or 5.4 percent.  Interest-bearing checking for the first half of 2009 averaged $180.7 million, an increase of $44.2 million or 32.3 percent over the same period of 2008, while certificate of deposits averaged $416.7 million, an increase of $16.3 million or 4.1 percent for the same time periods.

On a tax-equivalent basis, average yields on interest-earning assets, were 5.15 percent for the first half of 2009, declining 50 basis points from 5.65 percent for the same period of 2008.  Average yields earned on investment securities declined 59 basis points to 4.49 percent for the six months ended June 30, 2009 as compared to the year ago period.  Average yields on the loan portfolio for the first six months of 2009 were 5.44 percent as compared to 5.88 percent, a 44 basis point decline from the same prior year period.

Average costs of interest-bearing deposits for the first six months of 2009 declined 99 basis points to 1.66 percent as compared to 2.65 percent for the same period of 2008.  The rates on money market products averaged 1.16 percent and 2.25 percent for the six months ended June 30, 2009 and 2008,

Index

respectively, declining 109 basis points, while certificates of deposit costs averaged 2.75 percent for the first half of 2009, declining 132 basis points, from the same period of 2008.

The cost of funds decreased 80 basis points to 1.47 percent for the first half of 2009 from 2.27 percent for the same period of 2008.  The net interest margin has increased 22 basis points for the first six months of 2009 to 3.70 percent from 3.48 percent for the same six months of 2008.  As noted above, the increase is mostly due to the changes in interest rates and the margin may begin to suffer should the Corporation be unable to lower liability rates any more while asset rates continue to decline.

Index

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Three Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	June 30, 2009			June 30, 2008
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$229,392	$2,286	3.99%	$226,594	$2,703	4.77%
Tax-exempt (1) (2)	49,031	618	5.05	58,617	828	5.65
Loans (2) (3)	1,032,665	14,046	5.44	992,032	14,309	5.77
Federal funds sold	200	-	0.20	849	5	2.15
Interest-earning deposits	27,574	9	0.13	14,406	76	2.10
Total interest-earning assets	1,338,862	$16,959	5.07%	1,292,498	$17,921	5.55%
Noninterest -earning assets:
Cash and due from banks	31,381			20,731
Allowance for loan losses	(9,853)			(7,771)
Premises and equipment	26,890			26,484
Other assets	55,486			25,984
Total noninterest-earning assets	103,904			65,428
Total assets	$1,442,766			$1,357,926

LIABILITIES:
Interest-bearing deposits:
Checking	$193,245	$349	0.72%	$136,649	$214	0.63%
Money markets	414,082	1,127	1.09	394,267	1,848	1.87
Savings	70,802	81	0.46	65,993	100	0.61
Certificates of deposit	406,518	2,638	2.60	396,969	3,642	3.67
Total interest-bearing deposits	1,084,647	4,195	1.55	993,878	5,804	2.34
Borrowings	38,925	348	3.58	45,975	391	3.40
Total interest-bearing liabilities	1,123,572	4,543	1.62	1,039,853	6,195	2.38
Noninterest bearing liabilities
Demand deposits	197,565			198,924
Accrued expenses and
other liabilities	5,438			13,227
Total noninterest-bearing
liabilities	203,003			212,151
Shareholders’ equity	116,191			105,922
Total liabilities and
shareholders’ equity	$1,442,766			$1,357,926
Net Interest income
(tax-equivalent basis)		12,416			11,726
Net interest spread			3.45%			3.17%
Net interest margin (4)			3.71%			3.63%
Tax equivalent adjustment		(252)			(309)
Net interest income		$12,164			$11,417

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include non-accrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

Average Balance Sheet
Unaudited
Six Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	June 30, 2009			June 30, 2008
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$204,487	$4,426	4.33%	$229,155	$5,686	4.96%
Tax-exempt (1) (2)	49,501	1,272	5.14	57,719	1,603	5.56
Loans (2) (3)	1,040,246	28,304	5.44	987,328	29,014	5.88
Federal funds sold	200	-	0.20	7,001	112	3.19
Interest-earning deposits	27,813	18	0.13	11,113	124	2.22
Total interest-earning assets	1,322,247	$34,020	5.15%	1,292,316	$36,539	5.65%
Noninterest -earning assets:
Cash and due from banks	25,571			20,770
Allowance for loan losses	(9,733)			(7,617)
Premises and equipment	26,872			26,478
Other assets	54,945			27,210
Total noninterest-earning assets	97,655			66,841
Total assets	$1,419,902			$1,359,157

LIABILITIES:
Interest-bearing deposits:
Checking	$180,712	$646	0.71%	$136,544	$424	0.62%
Money markets	397,898	2,298	1.16	400,168	4,497	2.25
Savings	69,452	159	0.46	65,373	199	0.61
Certificates of deposit	416,708	5,728	2.75	400,441	8,145	4.07
Total interest-bearing deposits	1,064,770	8,831	1.66	1,002,526	13,265	2.65
Borrowings	40,278	698	3.47	43,495	761	3.50
Total interest-bearing liabilities	1,105,048	9,529	1.72	1,046,021	14,026	2.68
Noninterest bearing liabilities
Demand deposits	194,880			192,371
Accrued expenses and
other liabilities	5,954			13,747
Total noninterest-bearing
liabilities	200,834			206,118
Shareholders’ equity	114,020			107,018
Total liabilities and
shareholders’ equity	$1,419,902			$1,359,157
Net Interest income
(tax-equivalent basis)		24,491			22,513
Net interest spread			3.43%			2.97%
Net interest margin (4)			3.70%			3.48%
Tax equivalent adjustment		(516)			(582)
Net interest income		$23,975			$21,931

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include non-accrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

OTHER INCOME:  Other income, excluding fee income from the Trust Division, totaled $1.2 million for the second quarter of 2009 as compared to $996 thousand for the same quarter of 2008, rising $226 thousand or 22.7 percent.  For the second quarter of 2009, income from bank owned life insurance declined $90 thousand or 29.6 percent to $214 thousand as compared to 2008 due primarily to the lower interest rate environment.  The Corporation recorded net securities gains of $108 thousand and $69 thousand for the second quarters of 2009 and 2008, respectively.  Income earned on the sale of mortgage loans at origination totaled $240 thousand for the second quarter of 2009 as compared to $18 thousand for the same three-month period in 2009.  More customers are interested in longer-term, fixed-rate mortgages in the current low rate environment.  These mortgages are sold rather than retained in portfolio for interest rate risk management purposes.  Other income for the second quarter of 2008 also includes $83 thousand in loss on disposal of assets resulting from the closure of the New Vernon Branch.

The Corporation recorded other income, excluding the Trust Division income, of $2.2 million for both six month periods ended June 30, 2009 and 2008.  Income earned on the sale of mortgage loans at origination totaled $333 thousand for the six months ended June 30, 2009 and $80 thousand for the same six-month period in 2009.  Income from bank owned life insurance declined $145 thousand or 25.3 percent from the first half of 2008 to $428 thousand for the same period in 2009.   In the first half of 2009, the Corporation recorded net securities gains of $113 thousand as compared $379 thousand for the same period last year.  In 2008, relocating the Shunpike Branch to Green Village Road and closing the New Vernon Branch resulted in a $153 thousand loss on disposal of fixed assets.

OTHER EXPENSES:  For the second quarter of 2009, other expenses totaled $11.2 million, an increase of $2.1 million or 22.6 percent when compared to the $9.1 million recorded in the same quarter of 2008.  The primary reason for this increase was due to an increase in the industry-wide FDIC assessment.  Due to a substantial increase in the FDIC assessment rates, as well as a one-time special assessment of all institutions in the second quarter, which totaled $657 thousand for the Corporation, total FDIC assessment expense of $1.4 million was recorded for the second quarter of 2009 as compared to $130 thousand recorded for the same quarter of 2008.  The FDIC has indicated that an additional special assessment in 2009 is possible.  Salaries and benefits expense was $5.4 million and $4.8 million for second quarters of 2009 and 2008, respectively, an increase of $597 thousand or 12.4 percent.  In addition to salary increases, the Corporation added staff for two new branches opened in 2008 as well as a new trust office opened in Bethlehem, Pennsylvania in 2009. In addition, during the second quarter, the Corporation recorded $265 thousand in additional write-down on an OREO property whose value has declined.

The Corporation recorded other expense of $20.7 million and $17.7 million in the first halves of 2009 and 2008, respectively.  As with the second quarter increases over the 2008 expenses, the primary reasons were the FDIC special assessment, the additional staff required for new offices and the write-down on the OREO property.  Salary and benefit expense was $11.0 million for the first half of 2009 and $9.7 million for the year ago period, increasing by $1.2 million or 12.5 percent.

Index

The following table presents the components of other expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Salaries and employee benefits	$5,430	$4,833	10,964	9,744
Premises and equipment	2,171	2,108	4,259	4,148
FDIC Assessment	1,378	130	1,750	163
Professional and legal fees	398	383	694	620
Advertising	255	280	411	533
Trust department expense	226	198	362	337
Telephone	140	117	250	242
Stationery and supplies	130	132	230	228
Postage	98	106	198	197
Other expense	969	842	1,601	1,526
Total other expense	$11,195	$9,129	20,719	17,738

PGB TRUST AND INVESTMENTS:  PGB Trust and Investments, a division of the Bank, has served in the roles of executor and trustee while providing investment management, custodial, tax, retirement and financial services to its growing client base.  Officers from PGB Trust and Investments are available to provide investment services at the Bank’s Gladstone, Clinton, Morristown and Summit, New Jersey branches as well as the newest location in Bethlehem, Pennsylvania.

The market value of trust assets under administration for PGB Trust and Investments was approximately $1.70 billion at June 30, 2009.

PGB Trust and Investments generated $2.6 million in fee income in the second quarter of 2009 as compared to $2.7 million for the same quarter of 2008, a decline of $115 thousand or 4.3 percent.  The decrease reflects the lower market values on assets under management, due to the current recession, on which the investment management fees are based.  For the six months ended June 30, 2009 and 2008, the Trust Division generated $4.9 million and $5.2 million in fee income, respectively.

While the “Other Expenses” section above offers an overall discussion of the Corporation’s expenses including the Trust Division, other expenses relative to PGB Trust and Investments was $2.1 million and $1.8 million for the second quarters of 2009 and 2008, respectively, an increase of $280 thousand or 15.5 percent.  For the six months ended June 30, 2009, the Division recorded $4.0 million of other expenses as compared to $3.7 million for the same period in 2008, an increase of $284 thousand or 7.7 percent.  Salaries and benefits accounts for much of the increase, rising $188 thousand for the three months ended June 30, 2009 when compared to the prior year quarter and $285 thousand for the first half of 2009 when compared to the same period in 2008.  The increase is due to salary increases and salaries for the staff hired for the new trust office in Bethlehem, Pennsylvania.  The new location accounts for the increased expenses for the second quarter period.

The Trust Division currently generates adequate revenue to support the salaries, benefits and other expenses of the division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NON-PERFORMING ASSETS:  Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets.  These assets totaled $13.8 million and $6.6 million at June 30, 2009 and December 31, 2008 respectively.  Non-performing loans have increased during the first half of 2009 primarily due to two construction loans to one borrower, totaling $6.0 million, and one large residential mortgage loan, totaling $2.5 million moving to nonaccrual status.  Both borrowers were affected by the current economic downturn, but continue to make interest payments on these loans.  However, the loans are on non-accrual status and $494 thousand in charge offs have been recorded in 2009 relating to these loans.

Index

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

The following table sets forth non-performing assets on the dates indicated, in conjunction with asset quality ratios:

	June 30,	December 31,	June 30,
(In thousands)	2009	2008	2008
Loans past due in excess of 90 days and still accruing	$104	$-	$-
Non-accrual loans	12,998	5,393	3,611
Other real estate owned	700	1,211	1,564
Total non-performing assets	$13,802	$6,604	$5,175

Troubled debt restructured loans	$7,766	$-	$-
Non-performing loans as a % of total loans	1.28%	0.51%	0.36%
Non-performing assets as a % of total assets	0.95%	0.48%	0.38%
Non-performing assets as a % of totals loans plus
other real estate owned	1.35%	0.63%	0.51%
Allowance as a % of total loans	1.08%	0.92%	0.82%
Allowance as a % of non-performing loans	84.37%	179.64%	229.71%

PROVISION FOR LOAN LOSSES:  The provision for loan losses was $2.0 million for the second quarter of 2009 as compared to $590 thousand for the same period of 2008 and $4.0 million for the first half of 2009 as compared to $1.0 million for the same six months of 2008.  The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.  The higher provision reflects the increased percentage of commercial credits in relation to the entire loan portfolio as well as increases in loan delinquencies.  Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.  In addition, Management has determined a higher provision is warranted because of the increase in nonperforming loans and the continued weakness in the housing markets and the overall economy.

There were net charge-offs of $708 thousand in the second quarter of 2009 as compared to $72 thousand of net charge-offs in the same quarter of 2008.

A summary of the allowance for loan losses for the periods indicated:

(In thousands)	2009	2008
Balance, January 1,	$9,688	$7,500
Provision charged to expense	4,000	1,020
Charge-offs	(2,639)	(238)
Recoveries	5	13
Balance, June 30,	$11,054	$8,295

INCOME TAXES:  Income tax expense as a percentage of pre-tax income was 30 percent and 33 percent for the quarters ended June 30, 2009 and 2008, respectively.  Pre-tax income decreased from $5.4 million for the second quarter in 2008 to $2.7 million for the same period in 2009.  For the six months ended June 30, 2009, income tax expense as a percentage of pre-tax income was 30 percent as compared to 33 percent for the same six month period of 2008.

Index

CAPITAL RESOURCES:  At June 30, 2009, total shareholders’ equity was $115.7 million as compared to $83.9 million at December 31, 2008.  The primary reason for the increase is the Corporation’s participation in the U.S. Treasury’s Capital Purchase Plan, described fully in Note 9 to the Consolidated Financial Statements.

The Federal Reserve Board has adopted risk-based capital guidelines for banks.  Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles.  The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss.  At June 30, 2009, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 12.30 percent and 13.44 percent, respectively, both in excess of the well- capitalized standards of 6.0 percent and 10.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines.  The Corporation’s leverage ratio at June 30, 2009, was 8.25 percent, in excess of the well-capitalized standard of 5.0 percent.

LIQUIDITY:  Liquidity refers to an institution’s ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations.  Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management believes that the Corporation’s liquidity position is sufficient to meet future needs.  Cash and cash equivalents, interest earning deposits and federal funds sold totaled $51.6 million at June 30, 2009.  In addition, the Corporation has $227.4 million in securities designated as available for sale.  These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below.  Carrying value as of June 30, 2009, of investment securities and securities available for sale maturing within one year totals $19.8 million.

The primary source of funds available to meet liquidity needs is the Corporation’s core deposit base, which excludes certificates of deposit greater than $100 thousand.  As of June 30, 2009, core deposits equaled $1.11 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any no controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Unless the Corporation acquires another entity, the adoption of this standard will not have a material effect on the Corporation’s results of operations or financial position.

Index

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

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP SFAS No. 157-4 provides factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability and circumstances that may indicate that a transaction is not orderly.  In those instances, adjustments to the transactions or quoted prices may be necessary to estimate fair value with SFAS No. 157.  This FSP does not apply to Level 1 inputs.  FSP SFAS No. 157-4 also requires additional disclosures, including inputs and valuation techniques used, and changes thereof, to measure the fair value.  FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  Early adoption is permitted for periods ending after March 15, 2009.  This FSP amends SFAS No. 157 and supersedes FSP SFAS No. 157-3.  FSP SFAS No. 157-4 did not have a material impact on the Corporation’s financial position or results of operation.

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

For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained earnings and corresponding adjustment to accumulated other comprehensive income.  FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009.  This FSP amends SFAS No. 115 and other related guidance.  Early adoption is permitted for periods ending after March 15, 2009.  This FSP amends SFAS No. 157 and supersedes FSP SFAS No. 157-3.   Upon adoption of these FSPs at June 30, 2009, the Corporation recorded a $3.1 million increase to retained earnings and accumulated other comprehensive loss as of April 1,

Index

2009 relating to the non-credit related portion of the impairment loss recorded at December 31, 2008 on the Corporation’s trust preferred pooled securities.

The FASB issued FASB Staff Position (FSP) SFAS 107-1 and APE 28-1, Interim Disclosures about Fair Value of Financial Instruments, requiring disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP 107-1 are effective for the Corporation’s interim period ending on June 30, 2009.  As this FSP amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of this FSP did not have a material impact on the Corporation’s financial statements.

Staff Accounting Bulletin (SAB) No. 112 amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Specifically, SAB 112 aims to bring existing guidance into conformity with recent pronouncements by the FASB, including FASB Statement No. 141 (Revised December 2007), Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  SAB 112 was effective June 10, 2009 and did not have a material impact on the Corporation’s financial statements.

SFAS No. 165, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS No. 165 establishes (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements.  The Corporation evaluates subsequent events through the date that the financial statements are issued.

SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  SFAS No. 166 also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial information about gains and losses (resulting from transfers) during the period. SFAS No. 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162, replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  All nongrandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative.  SFAS No. 168 will be effective for the Corporation’s financial statements for periods ending after September 15, 2009.  SFAS No. 168 is not expected to have a significant impact on the Corporation’s financial statements.

Index

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2009).

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

Index

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended June 30, 2009 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, except for the following addition:

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases or sales of the Corporation’s stock during the quarter.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The following reflects the vote count from the Annual Meeting of shareholders held on April 28, 2009, in the Borough of Peapack-Gladstone, New Jersey.

The following persons were elected as directors of Peapack-Gladstone Financial Corporation for a term of one year:

DIRECTORS	FOR	WITHHELD

Anthony J. Consi II	7,054,155	107,107
Pamela Hill	7,030,029	131,233
Frank A. Kissel	7,026,473	134,789
John D. Kissel	6,969,922	191,340
James R. Lamb	7,063,764	97,498
Edward A. Merton	7,024,263	136,999
F. Duffield Meyercord	7,029,287	131,975
John R. Mulcahy	7,011,690	149,572
Robert M. Rogers	7,029,661	131,601
Philip W. Smith III	6,801,040	360,222
Craig C. Spengeman	7,049,766	111,496

Compensation of named executive officers:

FOR	AGAINST	ABSTAIN

6,715,264	316,073	129,925

Index

Ratification of the appointment of Crowe Horwath LLP as the Corporation’s independent registered public accounting firm for the year ending December 31, 2009:

FOR	AGAINST	ABSTAIN

7,069,991	38,654	52,617

ITEM 6.  Exhibits

3	Articles of Incorporation and By-Laws:
A. Restated Certificate of Incorporation as in effect on the date of this filing is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 15, 2009.
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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 10, 2009	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: August 10, 2009	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Executive Vice President and Chief Financial Officer
Chief Accounting Officer

Index

EXHIBIT INDEX

Number	Description

3	Articles of Incorporation and By-Laws:
A. Restated Certificate of Incorporation as in effect on the date of this filing is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on July 15, 2009.
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