Form 10-Q
period 2009-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2009-11-09
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2009

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

Number of shares of Common Stock outstanding as of November 2, 2009:
8,717,150

PEAPACK-GLADSTONE FINANCIAL CORPORATION
PART 1  FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited):
Consolidated Statements of Condition September 30, 2009 and
	December 31, 2008	Page 3
Consolidated Statements of Income for the three and nine months
	ended September 30, 2009 and 2008	Page 4
Consolidated Statements of Changes in Shareholders’ Equity
	for the nine months ended September 30, 2009 and 2008	Page 5
Consolidated Statements of Cash Flows for the nine months
	ended September 30, 2009 and 2008	Page 7
	Notes to Consolidated Financial Statements	Page 8
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	Page 22
Item 3	Quantitative and Qualitative Disclosures about Market Risk	Page 35
Item 4	Controls and Procedures	Page 35

PART 2  OTHER INFORMATION

Item 1A	Risk Factors	Page 36
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 36
Item 6	Exhibits	Page 36

Item 1.  Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$9,343	$25,686
Federal funds sold	200	200
Interest-earning deposits	46,876	1,003
Total cash and cash equivalents	56,419	26,889

Investment securities held to maturity (approximate fair
value $86,698 in 2009 and $52,175 in 2008)	86,703	51,731
Securities available for sale	252,786	173,543
FHLB and FRB Stock, at cost	5,329	4,902

Loans	1,007,981	1,052,982
Less: Allowance for loan losses	12,947	9,688
Net Loans	995,034	1,043,294

Premises and equipment	28,011	26,936
Other real estate owned	680	1,211
Accrued interest receivable	5,359	4,117
Cash surrender value of life insurance	26,087	25,480
Deferred tax assets, net	22,154	23,143
Other assets	9,117	4,179
TOTAL ASSETS	$1,487,679	$1,385,425

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$199,804	$210,030
Interest-bearing deposits:
Checking	212,687	167,727
Savings	73,308	67,453
Money market accounts	470,123	364,628
Certificates of deposit $100,000 and over	159,942	195,826
Certificates of deposit less than $100,000	209,994	232,224
Total deposits	1,325,858	1,237,888
Overnight borrowings	-	15,250
Federal Home Loan Bank advances	36,815	39,748
Accrued expenses and other liabilities	5,862	8,645
TOTAL LIABILITIES	1,368,535	1,301,531

SHAREHOLDERS’ EQUITY *
Preferred stock (no par value; authorized 500,000 shares; issued 28,685 shares at September 30, 2009 and none at December 31, 2008;
liquidation preference of $1,000 per share)	27,286	-
Common stock (no par value; $0.83 per share; authorized 21,000,000 shares; issued shares, 9,125,328 at September 30, 2009 and 9,060,165 at December 31, 2008; outstanding shares, 8,715,907 at September
30, 2009 and 8,704,314 at December 31, 2008)	9,189	7,190
Surplus	93,185	92,169
Treasury stock at cost, 408,178 shares at September 30, 2009 and
355,851 shares at December 31, 2008	(8,988)	(7,894)
Retained earnings	(65)	(6,063)
Accumulated other comprehensive loss, net of income tax	(1,463)	(1,508)
TOTAL SHAREHOLDERS’ EQUITY	119,144	83,894
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,487,679	$1,385,425

* Share data reflects the five percent common stock dividend declared on June 18, 2009, and issued August 3, 2009 to shareholders of record on July 9, 2009.
See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$13,502	$14,878	$41,764	$43,845
Interest on investment securities:
Taxable	421	905	933	1,235
Tax-exempt	237	225	695	699
Interest on securities available for sale:
Taxable	2,041	1,727	5,955	7,083
Tax-exempt	153	164	492	758
Interest-earning deposits	25	10	44	134
Interest on federal funds sold	-	3	-	115
Total interest income	16,379	17,912	49,883	53,869
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	1,598	2,307	4,701	7,427
Interest on certificates of deposit over $100,000	909	1,295	3,423	4,696
Interest on other time deposits	1,286	1,696	4,500	6,440
Interest on borrowed funds	336	461	1,035	1,222
Total interest expense	4,129	5,759	13,659	19,785

NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	12,250	12,153	36,224	34,084
Provision for loan losses	2,750	780	6,750	1,800

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,500	11,373	29,474	32,284

OTHER INCOME
Trust department income	2,200	2,489	7,082	7,640
Service charges and fees	554	554	1,624	1,583
Bank owned life insurance	240	293	668	865
Securities gains, net	(2)	104	111	483
Other income	343	117	942	376
Total other income	3,335	3,557	10,427	10,947
OTHER EXPENSES
Salaries and employee benefits	5,622	5,509	16,585	15,253
Premises and equipment	2,185	2,116	6,444	6,264
Other expenses	3,133	1,966	8,629	5,812
Total other expenses	10,940	9,591	31,658	27,329
INCOME BEFORE INCOME TAX EXPENSE	1,895	5,339	8,243	15,902
Income tax expense	583	1,822	2,519	5,343
NET INCOME	1,312	3,517	5,724	10,559
Dividends on preferred stock and accretion	430	-	1,063	-
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$882	$3,517	$4,661	$10,559
EARNINGS PER COMMON SHARE *
Basic	$0.10	$0.40	$0.53	$1.21
Diluted	$0.10	$0.40	$0.53	$1.20
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING *
Basic	8,715,549	8,702,106	8,713,662	8,708,658
Diluted	8,773,874	8,813,327	8,774,113	8,812,421

* Share data reflects the five percent common stock dividend declared on June 18, 2009, and issued August 3, 2009 to shareholders of record on July 9, 2009.
See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)
Nine Months Ended September 30, 2009

						Accumulated
						Other
(In Thousands, Except	Common	Preferred		Treasury	Retained	Comprehensive
Per Share Data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total

Balance at December 31, 2008
8,704,314 Shares Outstanding	$7,190	$-	$92,169	$(7,894)	$(6,063)	$(1,508)	$83,894

Comprehensive Income:
Net Income 2009					5,724		5,724
Unrealized Holding Gains on
Securities Arising During the
Period, Net of Amortization
(Net of Income Tax
Expense of $2,468)						3,217
Less: Reclassification
Adjustment for Gains
Included in Net Income (Net
of Income Tax Expense
of $39)						72
Net Unrealized Holding
Gains on Securities Arising
During the Period (Net of
Income Tax Expense
of $2,429)						3,145	3,145
Total Comprehensive Income							8,869
Gross Proceeds from Issuance
of Preferred Stocks and
Warrants	1,601	27,084					28,685
Accretion of Discount on
Preferred Stock		202			(202)		-
Costs Related to Issuance of
Preferred Stock			(112)				(112)
Cash Dividends Declared on
Common Stock					(1,764)		(1,764)
Cash Dividends Declared on
Preferred Stock					(860)		(860)
Common Stock Option Expense			396				396
Common Stock Options
Exercised	51		1,057				1,108
Stock Dividend 5 Percent	346		(346)				-
Sales of Shares (Dividend
Reinvestment Program)	1		21				22
Adjustment to Initially Apply
“Recognition and Presentation
Of Other-Than-Temporary
Impairments”
Under ASC 320-10-65
(Net of Income Tax Benefit
of $1,669)					3,100	(3,100)	-
Increase in Treasury Shares
Associated with Common
Stock Options Exercised				(1,094)			(1,094)
Balance at September 30, 2009
8,715,907 Shares Outstanding	$9,189	$27,286	$93,185	$(8,988)	$(65)	$(1,463)	$119,144

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)
Nine Months Ended September 30, 2008

						Accumulated
						Other
(In Thousands, Except	Common	Preferred		Treasury	Retained	Comprehensive
Per Share Data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total

Balance at December 31, 2007
8,719,710 Shares Outstanding	$7,148	$-	$90,677	$(6,255)	$21,750	$(5,891)	$107,429

Cumulative Effect Adjustment					(449)		(449)
Balance at January 1, 2008,
As adjusted	$7,148	$-	$90,677	$(6,255)	$21,301	$(5,891)	$106,980

Comprehensive Income:
Net Income 2008					10,559		10,559
Unrealized Holding Gains on
Securities Arising During the
Period (Net of Income Tax
Benefit of $1,740)						(8,353)
Less: Reclassification
Adjustment for Gains
Included in Net Income (Net
of Income Tax Expense
of $169)						314
Less: Reclassification
Adjustment of Amortization of
Accumulated Other
Comprehensive Income						123
Net Unrealized Holding
Gains on Securities Arising
During the Period (Net of
Income Tax Benefit of $1,571)						(8,790)	(8,790)
Pension Costs (Net of Tax
Of $875)						1,267	1,267
Total Comprehensive Income							3,036
Cash Dividends Declared on
Common Stock					(3,977)		(3,977)
Common Stock Option Expense			554				554
Common Stock Options
Exercised	39		803				842
Increase in Treasury Shares
Associated with Common
Stock Options Exercised/
Purchase of Treasury Stock				(1,583)			(1,583)
Balance at September 30, 2008
8,702,786 Shares Outstanding	$7,187	$-	$92,034	$(7,838)	$27,883	$(13,414)	$105,852

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income:	$5,724	$10,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,794	1,702
Amortization of premium and accretion of discount on securities, net	(21)	128
Provision for loan losses	6,750	1,800
Provision for other real estate owned losses	640	-
Provision for deferred taxes	989	-
Stock-based compensation	230	265
Gains on called securities, held to maturity	(2)	-
Gains on security sales, available for sale	(109)	(483)
Loans originated for sale	(39,008)	(8,759)
Proceeds from sales of loans	39,541	8,863
Gains on loans sold	(533)	(104)
Gain on sale of other real estate owned	(16)	7
Loss on disposal of fixed assets	13	153
Increase in cash surrender value of life insurance, net	(607)	(775)
(Increase)/decrease in accrued interest receivable	(1,242)	238
(Increase)/decrease in other assets	(7,044)	(403)
(Decrease) in accrued expenses and other liabilities	(1,588)	(5,758)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,511	7,433
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	7,376	6,817
Proceeds from maturities of securities available for sale	29,282	35,045
Proceeds from calls of investment securities	759	593
Proceeds from calls of securities available for sale	900	28,477
Proceeds from sales of securities available for sale	538	7,642
Purchase of investment securities	(43,806)	-
Purchase of securities available for sale	(104,198)	(45,530)
Purchase of life insurance	-	(5,000)
Net decrease/(increase) in loans	41,155	(57,143)
Proceeds from sales of other real estate owned	262	514
Purchases of premises and equipment	(2,884)	(2,090)
Disposal of premises and equipment	2	32
NET CASH USED IN INVESTING ACTIVITIES	(70,614)	(30,643)
FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	87,970	(19,282)
Net (decrease)/increase in other borrowings	(15,250)	39,350
Proceeds from Federal Home Loan Bank advances	-	12,000
Repayments of Federal Home Loan Bank advances	(2,933)	(1,115)
Gross proceeds from preferred stock and warrants	28,685	-
Costs related to issuance of preferred stock	(112)	-
Cash dividends paid on preferred stock	(860)	-
Cash dividends paid on common stock	(3,069)	(3,981)
Tax benefit on stock option exercises	166	289
Exercise of stock options	1,108	843
Sales of Shares (DRIP Program)	22	-
Increase in treasury shares associated with common stock options
exercised/purchase of treasury shares	(1,094)	(1,583)
NET CASH PROVIDED BY FINANCING ACTIVITIES	94,633	26,521
Net increase/(decrease) in cash and cash equivalents	29,530	3,311
Cash and cash equivalents at beginning of period	26,889	28,187
Cash and cash equivalents at end of period	$56,419	$31,498
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,856	$23,232
Income taxes	3,993	6,881
Transfer of loans to Other Real Estate Owned	355	-
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

Securities:  The Corporation accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities” - Accounting Standards Codification Section (“ASC”) 320.  Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment risk, liquidity or other factors.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  No other-than-temporary impairment charges have been recognized for the three or nine months ended September 30, 2009, however, impairment charges of $56.1 million were recognized in the fourth quarter of 2008.

The Corporation adopted “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Section 320-10-65) and recorded a $3.1 million, net of tax, increase to retained earnings and accumulated other comprehensive loss as of April 1, 2009 relating to the non-credit related portion of the impairment loss recorded at December 31, 2008 on the Corporation’s trust preferred pooled securities.

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

For the three months ended September 30, 2009 and 2008, the Corporation recorded total compensation cost for share-based payment arrangements of $77 thousand and $83 thousand, respectively, with a recognized tax benefit of $6 thousand for each of the three months ended September 30, 2009 and 2008, respectively.  For the nine months ended September 30, 2009, the Corporation recognized $230 thousand of compensation cost for share-based payment arrangements as compared to $265 thousand for the same period in 2008.  The Corporation recognized tax benefit of $19 thousand for each of the nine months ended September 30, 2009 and 2008.

There was approximately $847 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at September 30, 2009.  That cost is expected to be recognized over a weighted average period of 1.6 years.

For the Corporation’s stock option plans, changes in options outstanding during the nine months ended September 30, 2009 were as follows:

	Number	Exercise	Weighted	Aggregate
	of	Price	Average	Intrinsic
(Dollars in thousands except share data)	Shares	Per Share	Exercise Price	Value
Balance, December 31, 2008	629,591	$12.97-$31.60	$24.20
Granted	6,480	13.46-24.14	19.01
Exercised	(63,921)	14.93-17.77	17.33
Forfeited	(17,072)	12.97-28.10	24.01
Balance, September 30, 2009	555,078	$12.97-$31.60	$24.93	$65
Vested and Expected to Vest (1)	548,462	$13.46-$31.60	$24.95	$65
Exercisable at September 30, 2009	449,475	$12.97-$31.43	$24.99	$64

(1)	The difference between the shares which are exercisable (fully vested) and those which are expected to vest is due to anticipated forfeitures.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options).

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $230 thousand and $392 thousand, respectively.

The per share weighted-average fair value of stock options granted during the first nine months of 2009 and 2008 for all plans was $8.43 and $13.42, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2009	2008
Dividend yield	2.35%	2.40%
Expected volatility	51%	50%
Expected life	7 years	7 years
Risk-free interest rate	2.30%	3.81%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except per share data)	2009	2008	2009	2008

Net Income to Common Shareholders	$882	$3,517	$4,661	$10,559

Basic Weighted-Average Common
Shares Outstanding	8,715,549	8,702,106	8,713,662	8,708,658
Plus: Common Stock Equivalents	58,325	111,221	60,451	103,763
Diluted Weighted-Average Common
Shares Outstanding	8,773,874	8,813,327	8,774,113	8,812,421
Net Income Per Common Share
Basic	$0.10	$0.40	$0.53	$1.21
Diluted	0.10	0.40	0.53	1.20

Stock options and warrants with an exercise price below the Corporation’s market price equal to 492,603 and 331,153 shares were not included in the computation of diluted earnings per share in the third quarters of 2009 and 2008, respectively because they were antidilutive to the earnings per share calculation.  Stock options and warrants with an exercise price below the Corporation’s market price equal to 474,971 and 401,565 shares were not included in the computation to the earnings per share calculation of diluted earnings per share in the nine months ended September 30, 2009 and 2008, respectively, because they were antidilutive to the earnings per share calculation.

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

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at September 30, 2009.

Comprehensive Income:  Comprehensive income consists of net income and the change during the period in the Corporation’s net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses and net amortization of the unrealized loss on securities transferred to held to maturity from available for sale.  Total comprehensive income for the third quarter of 2009 was $3.7 million as compared to total comprehensive income of $1.1 million for the same quarter in 2008.  Total comprehensive income for the nine months ended September 30, 2009 was $8.9 million and the total comprehensive income for the same period in 2008 was $3.0 million.

Reclassification:  Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2009 presentation.

2.  LOANS

Loans outstanding as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
(In thousands)	2009	2008
Residential mortgage	$466,601	$505,150
Commercial mortgage	279,336	274,640
Commercial loans	129,671	143,188
Construction loans	65,760	66,785
Consumer loans	26,571	29,789
Home equity loans	38,450	31,054
Other loans	1,592	2,376
Total loans	$1,007,981	$1,052,982

Non-performing loans, which are loans past due in excess of 90 days and still accruing and non-accrual loans, totaled $14.2 million at September 30, 2009 and $5.4 million at December 31, 2008.

Troubled debt restructured loans totaled $18.7 million at September 30, 2009.  There were no troubled debt restructured loans at December 31, 2008.

At September 30, 2009, the impaired loan portfolio totaled $38.0 million and consisted of seven residential loans for $3.5 million, one construction loan relationship for $9.4 million, nine commercial mortgage loan relationships for $18.0 million and 12 commercial loan relationships for $7.1 million for which there was $2.9 million of specific allocation in the allowance for loan losses.  At December 31, 2008, the impaired loan portfolio totaled $14.6 million and consisted of four residential loans for $1.1 million, one construction loan relationship for $6.3 million, four commercial mortgage loan relationships for $5.4 million and three commercial loan relationships for $1.8 million for which there was $949 thousand of specific allocation in the allowance for loan losses.  The majority of impaired loans are secured by real estate, which has declined in value.

The Corporation has not made nor invested in subprime loans or “Alt-A” type mortgages.

3.  INVESTMENT SECURITIES HELD TO MATURITY

A summary of amortized cost and approximate fair value of investment securities held to maturity included in the consolidated statements of condition as of September 30, 2009 and December 31, 2008 follows:

	September 30, 2009
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Treasury	$5,000	$11	$-	$5,011
Mortgage-Backed Securities	39,499	715	(20)	40,194
State and Political Subdivisions	32,165	481	-	32,646
Trust Preferred Pooled Securities	10,039	-	(1,192)	8,847
Total	$86,703	$1,207	$(1,212)	$86,698

	December 31, 2008
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Treasury	$500	$14	$-	$514
Mortgage-Backed Securities	10,007	214	(34)	10,187
State and Political Subdivisions	29,670	257	(7)	29,920
Trust Preferred Pooled Securities	11,554	-	-	11,554
Total	$51,731	$485	$(41)	$52,175

The following tables present the Corporation’s investment securities held to maturity with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2009 and December 31, 2008.
	September 30, 2009
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities	$7,465	$(19)	$13	$(1)	$7,478	$(20)
Trust Preferred
Securities	-	-	649	(1,192)	649	(1,192)
Total	$7,465	$(19)	$662	$(1,193)	$8,127	$(1,212)

	December 31, 2008
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities	$1,736	$(34)	$-	$-	$1,736	$(34)
State and Political
Subdivisions	3,146	(6)	349	(1)	3,495	(7)
Total	$4,882	$(40)	$349	$(1)	$5,231	$(41)

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

In periods prior to the fourth quarter of 2008, the Corporation used a constant rate of default derived from the historic performance of the underlying collateral to assess other-than-temporary impairment.  As of November 7, 2008, when the September 30, 2008 Form 10-Q was filed, Management expected the securities to return 100% of their principal and interest.  At that time, over 91% of the Corporation’s trust preferred pooled securities still carried investment grade ratings. As noted in a December 30, 2008 Press Release and Form 8-K, it was not until November 12, 2008 that Moody’s downgraded 180 tranches of 44 trust preferred pooled securities including many of the securities held by the Corporation. Additionally, Moody’s placed most of the Corporation’s remaining investment grade trust preferred pooled securities on credit watch for possible future downgrade.  The market value of these securities continued to sharply decline during the quarter as the liquidity in the debt markets dropped to unprecedented levels.  At that time, the Corporation did not believe the market values would recover within the foreseeable future.  The number of notices of deferral and default by the underlying institutions accelerated during this period.  As a result, in the fourth quarter of 2008 the Corporation chose to employ the valuation methodology set forth in the preceding paragraphs to assess fair value and other-than-temporary impairment with respect to the pooled trust preferred securities.  Other-than-temporary impairment charges of $56.1 million were recognized for the fourth quarter of 2008.  No such impairment charges have been recognized for the three or nine months ended September 30, 2009.

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

Management has determined that any unrecognized losses on the mortgage-backed securities held to maturity at September 30, 2009, are temporary and due to interest rate fluctuations and/or volatile market conditions, rather than the creditworthiness of the issuers.  The Corporation monitors creditworthiness of issuers periodically, including issuers of trust preferred securities on a quarterly basis.  The Corporation believes it has the ability and intends to hold these securities for a period of time sufficient to recover any gross unrecognized losses.

4.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of September 30, 2009 and December 31, 2008 follows:

	September 30, 2009
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government-Sponsored
Agencies	$100,501	$537	$(1)	$101,037
Mortgage-Backed Securities	121,196	4,942	(702)	125,436
State and Political Subdivisions	19,564	422	(43)	19,943
Other Securities	3,999	-	(1,137)	2,862
Marketable Equity Securities	4,069	83	(644)	3,508
Total	$249,329	$5,984	$(2,527)	$252,786

	December 31, 2008
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
Mortgage-Backed Securities	$146,456	$2,952	$(3,333)	$146,075
State and Political Subdivisions	21,282	141	(431)	20,992
Other Securities	4,319	-	(1,209)	3,110
Marketable Equity Securities	4,069	15	(718)	3,366
Total	$176,126	$3,108	$(5,691)	$173,543

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2009 and December 31, 2008.
	September 30, 2009
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Agencies	$5,030	$(1)	$-	$-	$5,030	$(1)
Mortgage-Backed
Securities	3,596	(68)	9,703	(634)	13,299	(702)
State and Political
Subdivisions	-	-	731	(43)	731	(43)
Other Securities	-	-	1,862	(1,137)	1,862	(1,137)
Marketable Equity
Securities	697	(332)	1,828	(312)	2,525	(644)
Total	$9,323	$(401)	$14,124	$(2,126)	$23,447	$(2,527)

	December 31, 2008
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Agencies	$-	$-	$-	$-	$-	$-
Mortgage-Backed
Securities	24,019	(3,157)	5,354	(176)	29,373	(3,333)
State and Political
Subdivisions	7,513	(431)	-	-	7,513	(431)
Other Securities	-	-	1,790	(1,209)	1,790	(1,209)
Marketable Equity
Securities	1,843	(366)	800	(352)	2,643	(718)
Total	$33,375	$(3,954)	$7,944	$(1,737)	$41,319	$(5,691)

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers.  The Corporation believes it has the ability and intends to hold these securities for a period of time sufficient to recover all gross unrealized losses.  At September 30, 2009, the unrealized loss on the other securities is related to one trust preferred security, which was issued by a large bank holding company.  The turmoil in the financial markets and a merger resulted in sharp declines in all the securities of this bank holding company.  The security continues to be rated investment grade by Moody’s.  Additionally, at September 30, 2009, the market value of this security has improved from the market value at June 30, 2009 and December 31, 2008.  It is not currently considered other-than-temporarily impaired.

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $36.8 million and $39.7 million at September 30, 2009 and December 31, 2008, respectively, with a weighted average interest rate of 3.64 percent and 3.59 percent, respectively.  Advances totaling $11.0 million at September 30, 2009, have fixed maturity dates, while advances totaling $2.8 million were amortizing advances with monthly payments of principal and interest.  These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $157.9 million at September 30, 2009.

At September 30, 2009, the Corporation had $23.0 million in fixed rate advances that are noncallable for one, two or three years and then callable quarterly within final maturities of three, five or ten years.  These advances are secured by pledges of investment securities totaling $27.8 million at September 30, 2009.

There were no overnight borrowings at September 30, 2009, while overnight borrowings at December 31, 2008 totaled $15.3 million.  There were no average overnight borrowings from the FHLB for the three months ended September 30, 2009, while overnight borrowings averaged $692 thousand with a weighted average interest rate of 0.48 percent for the nine months ended September 30, 2009.  Overnight borrowings for the third quarter last year averaged $13.9 million with a weighted average interest rate of 2.21 percent and for the nine months ended September 30, 2008, overnight borrowings averaged $7.1 million with a weighted average interest rate of 2.36 percent.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2009	$-
2010	12,155
2011	3,000
2012	5,000
2013	1,660
Over 5 years	15,000
Total	$36,815

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

The net periodic pension (benefit) expense for the three and nine months ended September 30, 2008 included the following components:

(In thousands)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Service cost	$-	$637
Interest cost	176	633
Expected return on plan assets	(261)	(839)
Amortization of:
Net loss	-	17
Unrecognized remaining net assets	-	(3)
Net periodic (benefit) cost	$(85)	$445

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30, 2009
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,514	$736	$12,250
Noninterest income	1,088	2,247	3,335
Total income	12,602	2,983	15,585

Provision for loan losses	2,750	-	2,750
Salaries and benefits	4,509	1,113	5,622
Premises and equipment expense	1,999	186	2,185
Other noninterest expense	2,357	776	3,133
Total noninterest expense	11,615	2,075	13,690
Income before income tax expense	987	908	1,895
Income tax expense	303	280	583
Net income	$684	$628	$1,312

	Three Months Ended September 30, 2008
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,519	$634	$12,153
Noninterest income	1,028	2,529	3,557
Total income	12,547	3,163	15,710

Provision for loan losses	780	-	780
Salaries and benefits	4,343	1,166	5,509
Premises and equipment expense	1,923	193	2,116
Other noninterest expense	1,401	565	1,966
Total noninterest expense	8,447	1,924	10,371
Income before income tax expense	4,100	1,239	5,339
Income tax expense	1,405	417	1,822
Net income	$2,695	$822	$3,517

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30, 2009
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$33,943	$2,281	$36,224
Noninterest income	3,215	7,212	10,427
Total income	37,158	9,493	46,651

Provision for loan losses	6,750	-	6,750
Salaries and benefits	13,182	3,403	16,585
Premises and equipment expense	5,884	560	6,444
Other noninterest expense	6,534	2,095	8,629
Total noninterest expense	32,350	6,058	38,408
Income before income tax expense	4,808	3,435	8,243
Income tax expense	1,469	1,050	2,519
Net income	$3,339	$2,385	$5,724

Total assets at period end	$1,485,978	$1,701	$1,487,679

	Nine Months Ended September 30, 2008
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$31,953	$2,131	$34,084
Noninterest income	3,166	7,781	10,947
Total income	35,119	9,912	45,031

Provision for loan losses	1,800	-	1,800
Salaries and benefits	12,082	3,171	15,253
Premises and equipment expense	5,684	580	6,264
Other noninterest expense	3,940	1,872	5,812
Total noninterest expense	23,506	5,623	29,129
Income before income tax expense	11,613	4,289	15,902
Income tax expense	3,910	1,433	5,343
Net income	$7,703	$2,856	$10,559

Total assets at period end	$1,367,889	$1,009	$1,368,898

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

The fair value of FHLB Advances is based on the contractual future cash flows discounted at the current FHLB market rates for similar term advances.

The following table summarizes carrying amounts and fair values for financial instruments for the periods indicated:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$56,419	$56,419	$26,889	$26,889
Investment Securities, Held to Maturity	86,703	86,698	51,731	52,175
Securities Available for Sale	252,786	252,786	173,543	173,543
FHLB and FRB Stock	5,329	5,329	4,902	4,902
Loans, Net of Allowance for
Loan Losses	995,034	1,008,716	1,043,294	1,052,320
Financial Liabilities:
Deposits	1,325,858	1,329,376	1,237,888	1,243,230
Overnight Borrowings	-	-	15,250	15,250
Federal Home Loan Bank Advances	36,815	38,388	39,748	41,310

Accounting guidance under ASC Section 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:                  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Assets Measured on a Recurring Basis
		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
	September 30, 2009
Assets:
U.S. Government-Sponsored
Agencies	$101,037	$-	$101,037	$-
Mortgage-Backed Securities	125,436	-	125,436	-
State and Political Subdivisions	19,943	-	19,943	-
Other Securities	2,862	-	2,862	-
Marketable Equity Securities	3,508	3,508	-	-
Total	$252,786	$3,508	$249,278	$-

	December 31, 2008
Assets:
Mortgage-Backed Securities	$146,075	$-	$146,075	$-
State and Political Subdivisions	20,992	-	20,992	-
Other Securities	3,110	-	3,110	-
Marketable Equity Securities	3,366	3,366	-	-
Total	$173,543	$3,366	$170,177	$-

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
	September 30, 2009
Assets:
Impaired Loans	$37,961	$-	$-	$37,961
Other Real Estate Owned	680	-	-	680

	December 31, 2008
Assets:
Trust Preferred Pooled
Securities	$11,554	$-	$-	$11,554
Impaired Loans	14,600	-	-	14,600

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

In periods prior to the fourth quarter of 2008, the Corporation used a constant rate of default derived from the historic performance of the underlying collateral to assess other-than-temporary impairment.  As of November 7, 2008, when the September 30, 2008 Form 10-Q was filed, Management expected the securities to return 100% of their principal and interest.  At that time, over 91% of the Corporation’s trust preferred pooled securities still carried investment grade ratings. As noted in a December 30, 2008 Press Release and Form 8-K, it was not until November 12, 2008 that Moody’s downgraded 180 tranches of 44 trust preferred pooled securities including many of the securities held by the Corporation. Additionally, Moody’s placed most of the Corporation’s remaining investment grade trust preferred pooled securities on credit watch for possible future downgrade.  The market value of these securities continued to sharply decline during the quarter as the liquidity in the debt markets dropped to unprecedented levels and the Corporation did not believe the market values would recover within the foreseeable future.  The number of notices of deferral and default by the underlying institutions accelerated during this period.  As a result, in the fourth quarter of 2008 the Corporation chose to employ the valuation methodology set forth in the preceding paragraphs to assess fair value and other-than-temporary impairment with respect to the pooled trust preferred securities.

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

Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5 percent per annum for the first five years, and at a rate of 9 percent per annum thereafter.  Subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are redeemable at the option of the Corporation at 100 percent of their liquidation preference.  If the Corporation redeems the Preferred Stock and the Treasury still owns the Warrant, the Corporation could repurchase the Warrant from the Treasury for its fair market value.  Unless both the holder and the Corporation agree otherwise, the exercise of the Warrant will be a net exercise (i.e., the holder does not pay cash but gives up shares with a market value at the time of exercise equal to the exercise price, resulting in a net settlement with significantly fewer than the 150,295 shares of Common Stock being issued).

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

10.           SUBSEQUENT EVENTS

As defined in ASC Section 855-10, subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued.  Financial statements are considered issued when they are widely distributed to shareholders and other financial statement users for general use and reliance in a form and format that complies with generally accepted accounting principles.  The Corporation has evaluated subsequent events through November 9, 2009, which is the date that the Corporation’s financial statements are being issued.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.  No other-than-temporary impairment charges have been recognized for the three or nine months ended September 30, 2009 and 2008.  However, impairment charges of $56.1 million were recognized for the fourth quarter of 2008.

EXECUTIVE SUMMARY:  For the third quarter of 2009, the Corporation recorded net income of $1.3 million as compared to $3.5 million for the same quarter of 2008, a decline of $2.2 million, or 62.7 percent.  Diluted earnings per common share, after giving effect for the preferred dividend, were $0.10 in the third quarter of 2009 as compared to $0.40 per diluted share for the same quarter of 2008.  The decrease in 2009 earnings per share was primarily due to an increase in the provision for loan losses, an increase in the provision for losses on OREO, an increase in the industry-wide FDIC assessment and the dividends on preferred stock.  Annualized return on average assets for the quarter was 0.36 percent and annualized return on average common equity was 3.89 percent for the three months ended September 30, 2009.

Net interest income, on a fully tax-equivalent basis, was $12.5 million for the third quarter of 2009, an increase of $74 thousand or 0.6 percent from the same quarter last year.  On a fully tax-equivalent basis, the net interest margin was 3.61 percent for the third quarter of 2009 as compared to 3.92 percent for the third quarter of 2008.

For the third quarter of 2009, total loans averaged $1.01 billion, declining $10.4 million or 1.0 percent from $1.02 billion for the same quarter of 2008.  The yield on loans was 5.36 percent for the third quarter of 2009, declining 49 basis points from the third quarter of 2008.

Average deposits of $1.31 billion for the third quarter of 2009 rose $131.4 million or 11.2 percent over the levels of the same quarter in 2008.  Average costs of interest-bearing deposits were 1.37 percent and 2.15 percent in the third quarters of 2009 and 2008, respectively, reflecting a decline of 78 basis points.

The Corporation recorded net income of $5.7 million and $10.6 million for the nine months ended September 30, 2009 and 2008 respectively, a decline of $4.8 million, or 45.8 percent.  Diluted earnings per common share after effect of the preferred stock dividend were $0.53 for the first nine months of 2009 as compared to $1.20 per diluted share for the same period in 2008.  As noted above, the increases in the provision for loan losses, provision for losses on OREO, FDIC assessment and dividends on preferred stock have reduced the Corporation’s earnings per share.  Annualized return on average assets for the nine months ended September 30, 2009 was 0.53 percent and annualized return on average common equity was 6.98 percent.

On a fully tax-equivalent basis, net interest income was $37.0 million and $34.9 million for the nine months ended September 30, 2009 and 2008, respectively, an increase of $2.1 million or 5.9 percent.  On a fully tax-equivalent basis, the net interest margin was 3.64 percent for the first nine months of 2009 as compared to 3.63 percent for the same period of 2008.

Loans averaged $1.03 billion for the nine months ended September 30, 2009, an increase of $31.6 million or 3.2 percent over the same period last year.  The yield on loans was 5.42 percent for the first nine months of 2009, declining 45 basis points from the same nine months of 2008.

For the nine months ended September 30, 2009, deposits averaged $1.28 billion as compared to $1.19 billion for the same period of 2008, rising $87.2 million or 7.3 percent.  Average costs of interest-bearing deposits were 1.56 percent for the nine months ended September 30, 2009, declining 92 basis points from the 2.48 percent in the same nine-month period of 2008.

EARNINGS ANALYSIS

NET INTEREST INCOME:  For the third quarter of 2009, the Corporation recorded net interest income, on a tax-equivalent basis, of $12.5 million as compared to $12.4 million for the same quarter of 2008, an increase of $74 thousand or 0.6 percent.  On a fully tax-equivalent basis, the net interest margin was 3.61 percent and 3.92 percent in the third quarters of 2009 and 2008, respectively, a decline of 31 basis points.  The effect of growth in overall interest earning assets funding by growth in core deposits contributed to improved net interest income.  The effect of asset growth specifically in lower yielding, but less risky and shorter duration interest-earning cash deposits and investment securities coupled with declining loan balances, partially offset by the effect of growth in lower costing core deposits, contributed to the reduced margin.

Average investments, federal funds sold and interest-earning deposits increased to $377.0 million for the quarter ended September 30, 2009 from $249.2 million for the same 2008 quarter, reflecting an increase of $127.8 million or 51.3 percent.  Deposit inflows and loan and mortgage-backed security principal paydowns exceeded loan demand and accounted for the growth in these categories.

Average loans declined $10.4 million or 1.0 percent to $1.01 billion for the third quarter of 2009, from $1.02 billion for the same quarter of 2008.  The average residential mortgage loan portfolio declined $31.9 million or 6.3 percent to $472.8 million, as the Corporation has opted to sell its longer-term, fixed-rate production as an interest rate risk management strategy in the lower rate environment, and loan payments have outpaced originations put into the portfolio.  The commercial mortgage loan portfolio averaged $273.0 million for the third quarter of 2009 as compared to $260.7 million for the same quarter of 2008, an increase of $12.3 million or 4.7 percent.  The average commercial construction loan portfolio grew $13.4 million or 24.9 percent while the average home equity portfolio grew $10.8 million or 42.5 percent.  The Corporation focused on the origination of these higher-yielding, shorter-maturity loans in the first nine months of 2009.  In comparing balances at September 30, 2009 to December 31, 2008, the decline in the Corporation’s loan portfolio has been in not only the residential mortgage loan portfolio for the same reasons described above, but also in the commercial and construction loan portfolios, as loan demand and quality borrowers on these fronts have been scarce during 2009, and loan paydowns have outpaced originations.

For the quarter ended September 30, 2009, deposits averaged $1.31 billion as compared to $1.18 billion for the same period in 2008, an increase of $131.4 million, or 11.2 percent.  Interest-bearing checking accounts averaged $216.6 million for the third quarter of 2009, an increase of $70.0 million or 47.7 percent from the same period in 2008 due to the Corporation’s focus on core deposit growth coupled with the introduction of the Ultimate Checking product, which provides customers with a low-cost checking product and a higher yield for greater balances.  Money market accounts averaged $445.8 million for the three months ended September 30, 2009, an increase of $48.1 million or 12.1 percent from the third quarter in 2008 as certain customers tend to “park” funds in money market accounts in the lower interest rate environment.  Average savings accounts grew $5.5 million or 8.3 percent since the third quarter of 2008 to $72.1 million for the third quarter of 2009.  Average non-interest bearing demand deposits increased $5.8 million to $198.8 million for the third quarter of 2009.  Certificates of deposit averaged $374.5 million for the quarter ended September 30, 2009, rising $2.1 million or 0.6 percent when compared to the 2008 quarter.  Since December 2008, lower costing interest-bearing checking accounts and money market accounts have continued to increase and higher costing certificates of deposit have declined as the Corporation has opted not to pay higher rates on maturing certificates of deposit, as the Corporation believes it has ample liquidity from other core deposits and principal pay downs on loans.  Average borrowings decreased $21.2 million to $36.9 million for the third quarter of 2009 as compared to the same period a year ago, as the Corporation maintained an overnight borrowing position in 2008 compared to an overnight investing position in 2009.

For the third quarter of 2009, average yields on interest-earning assets, on a tax-equivalent basis, declined 93 basis points to 4.80 percent from 5.73 percent for the same quarter of 2008.  Average yields earned on investment securities declined 154 basis points to 3.78 percent for the third quarter of 2009 as compared to the same prior year period.  Average yields on the loan portfolio were 5.36 percent for the third quarter of 2009 as compared to 5.85 percent for the same quarter of 2008, a 49 basis point decline.

The cost of funds, including the effect of noninterest bearing demand deposits, was 1.23 percent and 1.87 percent for the third quarters of 2009 and 2008, respectively, decreasing 64 basis points.  The average costs of interest-bearing deposits declined 78 basis points to 1.37 percent for the quarter ended September 30, 2009 as compared to 2.15 percent for the same quarter of 2008.  For the third quarter of 2009, costs of money market products averaged 0.99 percent, declining 92 basis points, while certificates of deposit costs averaged 2.34 percent, declining 88 basis points, each as compared to the same quarter of 2008.

The effect of the declining rate environment on market rates and the Corporation’s repricing of its assets and liabilities contributed to the decline in yields and costs of the Corporation’s interest-bearing assets and liabilities.

Net interest income for the first nine months of 2009 and 2008, on a tax-equivalent basis, was $37.0 million and $34.9 million, respectively, an increase of $2.1 million or 5.9 percent.  On a fully tax-equivalent basis, the net interest margin remained relatively flat at 3.64 percent for the nine months ended September 30, 2009 as compared to 3.63 percent for the same period of 2008.  The increase in net interest income is due to the growth in overall interest-earning assets funded by growth in core deposits.  However, with the majority of asset growth specifically in lower yielding but less risky and shorter duration interest-earning cash deposits and investment securities, partially offset by the effect of growth in lower costing core deposits, the margin remained relatively flat.

Average investments, federal funds sold and interest-earning deposits increased to $326.3 million for the nine months ended September 30, 2009 from $286.2 million for the same period in 2008, reflecting an increase of $40.1 million, or 14.0 percent.  Deposit inflows and loan and mortgage-backed security principal paydowns exceeded loan demand and accounted for the growth in these categories.

For the nine months ended September 30, 2009, average loans increased by $31.6 million or 3.2 percent to $1.03 billion over the same period last year.   The average residential mortgage loan portfolio declined $10.6 million or 2.1 percent to $487.9 million for the first nine months of 2009, as the Corporation has opted to sell its longer term, fixed rate production as an interest rate risk management strategy in the lower rate environment, and loan payments have outpaced originations put into portfolio.  The average commercial mortgage loan portfolio grew $22.4 million or 8.9 percent to $274.1 million and the average commercial construction loan portfolio grew $14.8 million or 27.3 percent to $68.9 million for the first nine months of 2009 from the prior year period.  The home equity portfolio averaged $34.2 million during this nine-month period, increasing $12.5 million or 57.9 percent from 2008.  The Corporation focused on the origination of these higher-yielding, shorter maturity loans in 2009.

Total deposits averaged $1.28 billion for the nine months ended September 30, 2009 as compared to $1.19 billion for the same period of 2008, increasing $87.2 million or 7.3 percent.  For the first nine months of 2009, average interest-bearing checking grew $52.9 million or 37.8 percent over the same period of 2008 to $192.8 million.  Money market accounts averaged $414.1 million for the first nine months of 2009, an increase of $14.7 million or 3.7 percent over the same period of 2008.  Additionally, average savings accounts grew $4.6 million or 7.0 percent during the first nine months of 2009 as compared to the same prior year period.  Certificates of deposit averaged $402.5 million, an increase of $11.5 million or 2.9 percent in the nine month period ended September 30, 2009 compared to the same 2008 period.

Average yields on interest-earning assets, on a tax-equivalent basis, were 4.98 percent and 5.68 percent for the nine months ended September 30, 2009 and 2008, respectively, declining 70 basis points.  Average yields earned on investment securities declined 95 basis points to 4.20 percent for the first nine months of 2009 as compared to the same prior year period.  Average yields on the loan portfolio for the nine months ended September 30, 2009 were 5.42 percent as compared to 5.87 percent, a 45 basis point decline from the same prior year period.

The cost of funds, including the effect of noninterest bearing demand deposits, was 1.38 percent for the nine months ended September 30, 2009 from 2.13 percent for the same period of 2008, a decrease of 75 basis points.  For the first nine months of 2009, average costs of interest-bearing deposits declined 92 basis points to 1.56 percent as compared to 2.48 percent for the same period of 2008.  The rates on money market products averaged 1.10 percent and 2.13 percent for the nine months ended September 30, 2009 and 2008, respectively, declining 103 basis points, while certificates of deposit costs averaged 2.62 percent for the first nine months of 2009, declining 118 basis points, from the same period of 2008.

The effect of the declining rate environment on market rates and the Corporation’s repricing of its assets and liabilities contributed to the decline in yields and costs of the Corporation’s interest-bearing assets and liabilities.

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Three Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2009			September 30, 2008
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$275,325	$2,462	3.58%	$202,248	$2,632	5.21%
Tax-exempt (1) (2)	51,853	626	4.84	44,121	643	5.83
Loans (2) (3)	1,009,348	13,521	5.36	1,019,791	14,903	5.85
Federal funds sold	201	-	0.20	716	3	1.94
Interest-earning deposits	49,639	25	0.20	2,085	10	1.91
Total interest-earning assets	1,386,366	$16,634	4.80%	1,268,961	$18,191	5.73%
Noninterest -earning assets:
Cash and due from banks	8,301			20,586
Allowance for loan losses	(11,140)			(8,313)
Premises and equipment	27,705			26,507
Other assets	58,157			41,338
Total noninterest-earning assets	83,023			80,118
Total assets	$1,469,389			$1,349,079

LIABILITIES:
Interest-bearing deposits:
Checking	$216,646	$405	0.75%	$146,673	$309	0.84%
Money markets	445,839	1,108	0.99	397,778	1,896	1.91
Savings	72,126	85	0.47	66,586	102	0.61
Certificates of deposit	374,548	2,195	2.34	372,465	2,991	3.21
Total interest-bearing deposits	1,109,159	3,793	1.37	983,502	5,298	2.15
Borrowings	36,923	336	3.64	58,076	461	3.18
Total interest-bearing liabilities	1,146,082	4,129	1.44	1,041,578	5,759	2.21
Noninterest bearing liabilities
Demand deposits	198,800			193,050
Accrued expenses and
other liabilities	6,579			9,951
Total noninterest-bearing
liabilities	205,379			203,001
Shareholders’ equity	117,928			104,500
Total liabilities and
shareholders’ equity	$1,469,389			$1,349,079
Net Interest income
(tax-equivalent basis)		12,505			12,432
Net interest spread			3.36%			3.52%
Net interest margin (4)			3.61%			3.92%
Tax equivalent adjustment		(255)			(279)
Net interest income		$12,250			$12,153

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include non-accrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet
Unaudited
Nine Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2009			September 30, 2008
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$228,359	$6,887	4.02%	$220,120	$8,317	5.04%
Tax-exempt (1) (2)	50,293	1,898	5.03	53,153	2,248	5.64
Loans (2) (3)	1,029,833	41,825	5.42	998,228	43,917	5.87
Federal funds sold	200	-	0.20	4,891	115	3.14
Interest-earning deposits	47,479	43	0.12	8,081	134	2.20
Total interest-earning assets	1,356,164	$50,653	4.98%	1,284,473	$54,731	5.68%
Noninterest -earning assets:
Cash and due from banks	7,441			20,708
Allowance for loan losses	(10,207)			(7,850)
Premises and equipment	27,153			26,488
Other assets	56,173			31,954
Total noninterest-earning assets	80,560			71,300
Total assets	$1,436,724			$1,355,773

LIABILITIES:
Interest-bearing deposits:
Checking	$192,822	$1,050	0.73%	$139,945	$733	0.70%
Money markets	414,054	3,407	1.10	399,367	6,392	2.13
Savings	70,353	244	0.46	65,780	301	0.61
Certificates of deposit	402,500	7,923	2.62	391,047	11,137	3.80
Total interest-bearing deposits	1,079,729	12,624	1.56	996,139	18,563	2.48
Borrowings	39,147	1,035	3.52	48,390	1,122	3.37
Total interest-bearing liabilities	1,118,876	13,659	1.63	1,044,529	19,785	2.53
Noninterest bearing liabilities
Demand deposits	196,201			192,599
Accrued expenses and
other liabilities	6,310			12,472
Total noninterest-bearing
liabilities	202,511			205,071
Shareholders’ equity	115,337			106,173
Total liabilities and
shareholders’ equity	$1,436,724			$1,355,773
Net Interest income
(tax-equivalent basis)		36,994			34,946
Net interest spread			3.35%			3.15%
Net interest margin (4)			3.64%			3.63%
Tax equivalent adjustment		(770)			(862)
Net interest income		$36,224			$34,084

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include non-accrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME:  Other income, excluding fee income from the Trust Division, totaled $1.1 million for the third quarter of 2009 as compared to $1.1 million for the same quarter of 2008, rising $67 thousand or 6.3 percent.  For the third quarter of 2009, income from bank owned life insurance declined $53 thousand or 18.1 percent to $240 thousand as compared to $293 thousand in 2008 due primarily to the lower interest rate environment.  The Corporation recorded net securities losses of $2 thousand in the 2009 third quarter and net securities gains of $104 thousand for the third quarter of 2008.  Income earned on the sale of mortgage loans at origination totaled $200 thousand for the third quarter of 2009 as compared to $24 thousand for the same three-month period in 2008.  More customers are interested in longer-term, fixed-rate mortgages in the current low rate environment.  These mortgages are sold rather than retained in portfolio for interest rate risk management purposes.  Other income for the third quarter of 2008 also includes a $30 thousand loss on a sale of an OREO property.

The Corporation recorded other income, excluding the Trust Division income, of $3.3 million for both nine month periods ended September 30, 2009 and 2008.  Income from bank owned life insurance declined $197 thousand or 22.8 percent from $865 thousand for the first nine months of 2008 to $668 thousand for the same period in 2009.   In the first nine months of 2009, the Corporation recorded net securities gains of $111 thousand as compared $483 thousand for the same period last year.  Income earned on the sale of mortgage loans at origination totaled $533 thousand for the nine months ended September 30, 2009 and $104 thousand for the same nine-month period in 2008.  In 2008, relocating the Shunpike Branch to Green Village Road and closing the New Vernon Branch resulted in a $153 thousand loss on disposal of fixed assets.

OTHER EXPENSES:  For the third quarter of 2009, other expenses totaled $10.9 million, an increase of $1.3 million or 14.1 percent when compared to the $9.6 million recorded in the same quarter of 2008.  A large portion of this increase was due to an increase in the industry-wide FDIC assessment.  Due to a substantial increase in the FDIC assessment rates, total FDIC assessment expense of $724 thousand was recorded for the third quarter of 2009 as compared to $211 thousand for the same period in 2008.  Salary and benefit expense in the third quarters of 2009 and 2008 was $5.6 million and $5.5 million, respectively, increasing by $113 thousand or 2.1 percent.  In addition to salary increases, the Corporation added staff for several new branches/offices.  In addition, during the third quarter of 2009, the Corporation recorded a provision for losses on OREO of $375 thousand, associated with a contract for sale. There was no such provision in the 2008 quarter.

The Corporation recorded other expense of $31.7 million and $27.3 million in the first nine months of 2009 and 2008, respectively.  As with the third quarter the primary reasons for the increase were the increased FDIC assessments, the additional staff required for new offices and the provisions for losses on OREO.

The following table presents the components of other expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Salaries and employee benefits	$5,622	$5,509	16,585	15,253
Premises and equipment	2,185	2,116	6,444	6,264
FDIC assessment	724	211	2,475	374
Provision for losses on OREO	375	-	640	-
Professional and legal fees	368	269	1,062	889
Advertising	221	254	632	787
Trust department expense	197	153	559	490
Telephone	143	121	394	350
Stationery and supplies	127	114	357	355
Postage	84	76	281	273
Other expense	894	768	2,229	2,294
Total other expense	$10,940	$9,591	31,658	27,329

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

The market value of trust assets under administration for PGB Trust and Investments was approximately $1.80 billion at September 30, 2009.

PGB Trust and Investments generated $2.2 million in fee income in the third quarter of 2009 as compared to $2.5 million for the same quarter of 2008, a decline of $289 thousand or 11.6 percent.  The decrease reflects the lower market values on assets under management, due to the current recession, on which the investment management fees are based as well as reduction of certain fees earned on placement of funds in money market instruments, due to the reduced interest rate environment.  For the nine months ended September 30, 2009 and 2008, the Trust Division generated $7.1 million and $7.6 million in fee income, respectively.

While the “Other Expenses” section above offers an overall discussion of the Corporation’s expenses including the Trust Division, other expenses relative to PGB Trust and Investments was $2.1 million and $1.9 million for the third quarters of 2009 and 2008, respectively, an increase of $151 thousand or 7.8 percent.  For the nine months ended September 30, 2009, the Division recorded $6.1 million of other expenses as compared to $5.6 million for the same period in 2008, an increase of $435 thousand or 7.7 percent.  Salaries and benefits accounts for much of the increase, rising $232 thousand for the first nine months of 2009 when compared to the same period in 2008.  The increase is due to salary increases and salaries for the staff hired for the new trust office in Bethlehem, Pennsylvania.

The Trust Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NON-PERFORMING ASSETS:  Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets.  These assets totaled $14.9 million and $6.6 million at September 30, 2009 and December 31, 2008 respectively.  Non-performing loans have increased during the first nine months of 2009 primarily due to two construction loans to one borrower, totaling $6.0 million, and one large residential mortgage loan, totaling $2.1 million.  Both borrowers were affected by the current economic downturn, but continued to make interest payments on these loans through August 2009.  However, the loans are on non-accrual status and $868 thousand in charge offs have been recorded in 2009 relating to these loans.

The following table sets forth asset quality data on the dates indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008

Loans past due over 90 days
and still accruing	$1,118	$104	$-	$-	$-
Non-accrual loans	13,082	12,998	11,139	5,393	3,804
Other real estate owned	680	700	965	1,211	1,211
Total non-performing assets	$14,880	$13,802	$12,104	$6,604	$5,015

Troubled debt restructured loans	$18,671	$7,766	$-	$-	$-

Non-performing loans as a % of
total loans	1.41%	1.28%	1.07%	0.51%	0.37%
Non-performing assets as a % of
total assets	1.00%	0.95%	0.85%	0.48%	0.37%
Non-performing assets as a % of
total loans plus other real
estate owned	1.48%	1.35%	1.16%	0.63%	0.48%
Allowance for loan losses as a %
of total loans	1.28%	1.08%	0.94%	0.92%	0.88%
Allowance for loan losses as a %
of non-performing loans	91.18%	84.37%	87.64%	179.64%	238.91%

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES:  The provision for loan losses was $2.8 million for the third quarter of 2009 as compared to $780 thousand for the same period of 2008 and was $6.8 million for the first nine months of 2009 as compared to $1.8 million for the same nine months of 2008.  The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.  The higher provision reflects the increased percentage of commercial credits in relation to the entire loan portfolio as well as increases in loan delinquencies.  Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.  In addition, Management has determined a higher provision is warranted in 2009 because of the increase in nonperforming loans and the continued weakness in the housing markets and the overall economy.

A summary of the allowance for loan losses for the nine month period of 2009 and 2008:

(In thousands)	2009	2008
Balance, January 1,	$9,688	$7,500
Provision charged to expense	6,750	1,800
Charge-offs	(3,550)	(239)
Recoveries	59	27
Balance, September 30,	$12,947	$9,088

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008

Allowance for loan losses:
Beginning of period	$11,054	$9,762	$9,688	$9,088	$8,295
Provision for loan losses	2,750	2,000	2,000	600	780
Charge-offs, net	(857)	(708)	(1,926)	-	13
End of period	$12,947	$11,054	$9,762	$9,688	$9,088

INCOME TAXES:  Income tax expense as a percentage of pre-tax income was 31 percent and 34 percent for the quarters ended September 30, 2009 and 2008, respectively.  Pre-tax income decreased from $5.3 million for the third quarter in 2008 to $1.9 million for the same period in 2009.  For the nine months ended September 30, 2009, income tax expense as a percentage of pre-tax income was 31 percent as compared to 34 percent for the same nine month period of 2008.

CAPITAL RESOURCES:  At September 30, 2009, total shareholders’ equity was $119.1 million as compared to $83.9 million at December 31, 2008.  The primary reason for the increase is the Corporation’s participation in the U.S. Treasury’s Capital Purchase Plan, described fully in Note 9 to the Consolidated Financial Statements.

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies.  Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles.  The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss.  At September 30, 2009, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 12.23 percent and 13.48 percent, respectively, both in excess of the well- capitalized standards of 6.0 percent and 10.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines.  The Corporation’s leverage ratio at September 30, 2009, was 8.17 percent, in excess of the well-capitalized standard of 5.0 percent.

LIQUIDITY:  Liquidity refers to an institution’s ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations.  Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management believes that the Corporation’s liquidity position is sufficient to meet future needs.  Cash and cash equivalents, interest earning deposits and federal funds sold totaled $56.4 million at September 30, 2009.  In addition, the Corporation has $252.8 million in securities designated as available for sale.  These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below.  Carrying value as of September 30, 2009, of investment securities and securities available for sale maturing within one year totals $27.4 million.

The primary source of funds available to meet liquidity needs is the Corporation’s core deposit base, which excludes certificates of deposit greater than $100 thousand.  As of September 30, 2009, core deposits equaled $1.17 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2007, guidance was issued regarding Business Combinations (ASC Section 805-20), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any no controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  It is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

In December 2007, guidance was issued regarding “Noncontrolling Interest in Consolidated Financial Statements” (ASC Section 810-10-65), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. It is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.   Adoption did not have a significant impact on the Corporation’s results of operations or financial position.

In March 2008, guidance was issued regarding “Disclosures about Derivative Instruments and Hedging Activities” (ASC Section 815-10).  It amends and expands the disclosure requirements for derivative instruments and hedging activities and requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

In February 2008, guidance was issued regarding “Fair Value for Non-Financial Assets and Liabilities” (ASC Section 820-10).  The Corporation adopted this for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements, effective January 1, 2009.  The adoption of this did not have a material impact on the Corporation’s financial condition or results of operation.

In April 2009, guidance was issued regarding, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Section 820-10-65-4).  It provides factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability and circumstances that may indicate that a transaction is not orderly.  In those instances, adjustments to the transactions or quoted prices may be necessary to estimate fair value.  It does not apply to Level 1 inputs.  It also requires additional disclosures, including inputs and valuation techniques used, and changes thereof, to measure the fair value.  It is effective for interim and annual reporting periods ending after June 15, 2009.  Early adoption is permitted for periods ending after March 15, 2009.  Adoption did not have a material impact on the Corporation’s financial position or results of operation.

In April 2009, guidance was issued regarding, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC Section 320-10-65-65).  It applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements.  This requires that impairment losses related to credit losses will be included in earnings. Impairments related to other factors will be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery.

For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained earnings and corresponding adjustment to accumulated other comprehensive income.  This is effective for interim and annual periods ending after June 15, 2009.  Early adoption is permitted for periods ending after March 15, 2009.  Upon adoption at June 30, 2009, the Corporation recorded a $3.1 million increase to retained earnings and accumulated other comprehensive loss as of April 1, 2009 relating to the non-credit related portion of the impairment loss recorded at December 31, 2008 on the Corporation’s trust preferred pooled securities.

In April 2009, guidance was issued regarding, “Interim Disclosures about Fair Value of Financial Instruments” (ASC Section 825), requiring disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions are effective for the Corporation’s interim period ending on June 30, 2009.  As this amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption did not have a material impact on the Corporation’s financial statements.

In April 2009, guidance was issued to amend or rescind portions of the interpretive guidance included in the Staff Accounting Bulletin Series to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Specifically, this aims to bring existing guidance into conformity with recent pronouncements, including, Business Combinations and Noncontrolling Interests in Consolidated Financial Statements.  It was effective June 10, 2009 and did not have a material impact on the Corporation’s financial statements.

In May 2009, guidance was issued regarding Subsequent Events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  This establishes (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) disclosures an entity should make about events or transactions that occurred after the balance sheet date.  This became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements.  The Corporation evaluates subsequent events through the date that the financial statements are issued.

Accounting for Transfers of Financial Assets amends Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial information about gains and losses (resulting from transfers) during the period. This will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

The Financial Accounting Standards Board Accounting Standards Codification system (FASB ASC) recently became the official authoritative source of nongovernmental generally accepted accounting principles (GAAP).  Rules and interpretive releases of the U.S. Securities and Exchange Commission (SEC) also remain sources of authoritative GAAP for SEC registrants.  The codification is not intended to change GAAP or any requirements of the SEC, but rather it is intended to make the accounting and reporting standards easier to find and use by organizing them by topic.  The codification was effective for nongovernmental financial statements issued for interim and annual periods ending after September 15, 2009, and supersedes previously existing non-SEC accounting and reporting standards.  The GAAP hierarchy now consists of just two levels:  authoritative, represented by the FASB ASC; and

nonauthoritative, represented by all other accounting literature.  All non-SEC guidance in the codification carries an equal level of authority.  All nongrandfathered, non-SEC accounting literature not included in the Codifiaction is superseded and deemed nonauthoritative.  Adoption did not have a significant impact on the Corporation’s financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2009).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or is reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended September 30, 2009 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 as supplemented by the risk factors disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases or sales of the Corporation’s stock during the quarter.

ITEM 6.  Exhibits

3	Articles of Incorporation and By-Laws:
A. Certificate of Incorporation of the Registrant, as amended.
B. By-Laws of the Registrant, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 23, 2007.

31.1	Certification of Frank A. Kissel, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Jeffrey J. Carfora, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 9, 2009	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: November 9, 2009	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Executive Vice President and Chief Financial Officer and
Chief Accounting Officer

EXHIBIT INDEX

Number	Description

3	Articles of Incorporation and By-Laws:
A. Certificate of Incorporation of the Registrant, as amended.
B. By-Laws of the Registrant, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 23, 2007.

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