Form 10-K
period 2009-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2010-03-16
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009	Commission File No. 000-23537

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-2491488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

158 Route 206
Gladstone, New Jersey	07934
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (908) 234-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, No par value	NASDAQ Global Select Markets

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐.

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

The aggregate market value of the shares held by unaffiliated stockholders was approximately $151,495,027 on June 30, 2009.

As of February 28, 2010, 8,726,361 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s 2009 Annual Report to shareholders (the “2009 Annual Report”) and Definitive Proxy Statement for the Corporation’s 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) are incorporated by reference into Parts II and III.  The Corporation will file the 2010 Proxy Statement within 120 days of December 31, 2009.

FORM 10-K
PEAPACK-GLADSTONE FINANCIAL CORPORATION
For the Year Ended December 31, 2009

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause results to differ materially from such forward-looking statements include, but are not limited to those risks identified in the “Risk Factor” section of this Annual Report on Form 10-K and:
•	a continued or unexpected decline in the economy, in particular in our New Jersey market area;
•	declines in value in our investment portfolio;
•	increases in our allowance for loan losses;
•	increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	we may be unable to successfully grow our business;
•	we may be unable to manage our growth;
•	a continued or unexpected decline in real estate values within our market areas;
•	increased or unexpected competition from our competitors;
•	significant regulatory oversight which may adversely affect our business;
•	higher than expected FDIC insurance premiums;
•	market conditions and other factors may adversely affect the market price of our common stock;
•	lack of liquidity to fund our various cash obligations;
•	our preferred shares issued under the Treasury’s Capital Purchase Program will impact net income available to our common shareholders and our earnings per share;
•	further offerings of our equity securities may result in dilution of our common stock and a reduction in the price of our common stock;
•	reduction in our lower-cost funding sources;
•	changes in accounting policies or accounting standards;
•	we may be unable to adapt to technological changes;
•	our internal controls and procedures may not be adequate;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•	future earnings volatility caused by economic or other factors; and
•	other unexpected material adverse changes in our operations or earnings.

The Corporation undertakes no duty to update any forward-looking statement to conform the statement to actual results or changes in the Corporation’s expectations.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, the Corporation cannot guarantee future results, levels of activity, performance or achievements.

PART I

Item 1.	BUSINESS

The Corporation

Peapack-Gladstone Financial Corporation (the “Corporation”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”).  The Corporation was organized under the laws of New Jersey in August 1997, by the Board of Directors of Peapack-Gladstone Bank (the “Bank”), its principal subsidiary, to become a holding company for the Bank.  The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey.  The Bank is a member of the Federal Reserve System.  The Bank offers financial services through 23 full-service banking offices, and one mini-branch.  The Bank maintains ten branches and one auxiliary office in Somerset County, six in Morris County, four in Hunterdon County, one in Middlesex County and two in Union County.

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

In addition to commercial lending activities, the Bank offers a wide range of consumer banking services, including:  checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts held in certificates of deposit.  The Bank also offers residential and construction mortgages, home equity lines of credit and other second mortgage loans.  For children, the Bank offers a special pony club savings account.  New Jersey Consumer Checking Accounts are offered to low income customers.  In addition, the Bank provides foreign and domestic travelers' checks, cashier's checks and wire transfers.  Automated teller machines are available at 23 locations.  Via the automatic teller machine access card issued by the Bank, customers may pay for commodities at point-of-sale merchant locations.  Internet banking is available to customers including an online bill payment option.  The Corporation has no foreign operations.

The Bank has a Trust and Investment Department, PGB Trust and Investments, which offers personal investment management services, personal trust administration services, estate settlement, income tax services, custodial services and other financial planning services.  Since its inception in 1972, market value of trust assets under administration have increased to almost $1.86 billion.

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

Employees

As of December 31, 2009, the Corporation employed 281 full-time equivalent persons.  Management considers relations with employees to be satisfactory.

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

The Bank has expanded its service areas from one office in 1968 to the present 23 full-service banking locations and one mini-branch location by steadily opening new branches.  All of the communities that the Bank serves are demographically similar and contiguous to the main office.

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

Capital Requirements

The Corporation’s wholly owned subsidiary is subject to risk-based capital guidelines for banks as adopted by the Federal Reserve Board.  The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital").  The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance.  At December 31, 2009, the Bank’s Tier 1 Capital and Total Capital ratios were 11.74% and 12.99%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks.  These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating.  All other banks generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points.  The Bank's leverage ratio at December 31, 2009 was 7.46%.

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

Insurance Funds Legislation

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC, pursuant to a restoration plan to replenish the fund, adopted a substantial increase in the assessment rates applicable to insured institutions.  The FDIC also has imposed on all insured institutions a special emergency assessment of five basis points of total assets less Tier 1 capital as of June 30, 2009 (capped at ten basis points of the institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund.  The amount of this special assessment for the Bank was $672 thousand.  Additional special assessments may be imposed by the FDIC for future quarters at the same or higher levels.  No institution may pay a dividend if in default of the FDIC assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.

The FDIC has authority to further increase insurance assessments.  A significant increase in insurance premiums may have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

On November 12, 2009, the FDIC issued a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter 2009.  The Corporation prepaid approximately $8.8 million in assessments as of December 31, 2009.

Troubled Asset Relief Capital Purchase Program

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

The Corporation entered into a Securities Purchase Agreement with the Treasury that provides for our participation in the TARP Capital Purchase Program.  On January 9, 2009, the Corporation issued and sold to the Treasury 28,685 shares of the Corporation Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1 thousand per share, and a ten-year warrant to purchase up to 150,295 shares of the Corporation’s common stock at an exercise price of $28.63 per share. Under the terms of the TARP program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.16 per common share) or the Corporation’s redemption, purchase or acquisition its common stock until the third anniversary of the Corporation’s senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties.

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

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). Under the TLG Program (as amended on March 17, 2009) the FDIC has (i) guaranteed, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provided full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than or equal to 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage ranges from 15 to 25 basis points (based on the Bank’s CAMELS rating) on amounts in covered accounts exceeding $250,000. We have elected to participate in both guarantee programs; however, we have not issued debt under the TLG Program.

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

The information set forth in the 2009 Annual Report under the heading “Segment Information” is incorporated by reference herein.

Financial Regulatory Reform Proposals

Recent economic and market conditions have led to numerous proposals for changes in the regulation of the financial industry in an effort to prevent future crises and reform the financial regulatory system. President Obama’s administration has released a comprehensive plan for regulatory reform in the financial industry.  The Administration’s plan contains significant proposed structural reforms, including heightened powers for the Federal Reserve to regulate risk across the financial agencies, a Consumer Financial Protection Agency and a new National Bank Supervisor.  The plan also calls for new substantive regulation across the financial industry, including more heightened scrutiny and regulation for any financial firm whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if it failed.  In furtherance of the Administration’s plan, legislation enabling the creation of the Consumer Financial Protection Agency has recently been passed by the U.S House of Representatives.  The legislation would subject federally chartered financial institutions to state consumer protection laws that have historically been preempted.

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

Uncertainty in the financial markets in general with the expectation of the general economic downturn continued in 2009 and may continue through 2010. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions.  Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses and results in a new cost basis being established.  In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost; the financial condition and near-term prospects of the issuer; and

whether the Corporation has the intent to sell the securities or is likely that it will be required to sell the securities before their anticipated recovery.

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

The banking industry is extensively regulated.  Banking regulations are intended primarily to protect depositors, and the FDIC deposit insurance funds, not the shareholders of the Corporation.  We are subject to regulation and supervision by the New Jersey Department of Banking and Insurance and the Federal Reserve Bank.  Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth.  The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law.  We are subject to various regulatory capital requirements, which involve both quantitative measures of our assets and liabilities and qualitative judgments by regulators regarding risks and other factors.  Failure to meet minimum capital requirements or comply with other regulations could result in actions by regulators that could adversely affect our ability to pay dividends or otherwise adversely impact operations.  In addition, changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and achieve satisfactory spreads and may impose additional costs on us.

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

FDIC premiums are higher than anticipated.

In 2009, the FDIC significantly increased the insurance premiums paid by banks in order to replenish the insurance fund, which have been negatively affected by the increase in bank closures.  In addition, the President has suggested imposing other fees on banks.  These additional costs would negatively affect the earnings of the Corporation.

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

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as banking organizations face turmoil and domestic and worldwide credit markets deteriorate.

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

The Corporation owns 11 branches and leases 12 branches.  The Corporation also owns one property adjacent to the Main Office in Peapack-Gladstone.  The Corporation leases an administrative and operations office building in Peapack-Gladstone, New Jersey a data center in Bedminster Township, New Jersey and a trust office in Bethlehem, Pennsylvania.  The information set forth in the 2009 Annual Report under the heading “Offices” is incorporated by reference herein.

Item 3.	LEGAL PROCEEDINGS

In the normal course of its business, lawsuits and claims may be brought against the Corporation and its subsidiaries.  There is no currently pending or threatened litigation or proceedings against the Corporation or its subsidiaries, which assert claims that if adversely decided, we believe would have a material adverse effect on the Corporation.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of Peapack-Gladstone Financial Corporation is traded on the NASDAQ Global Select Market under the symbol of PGC.  The following table sets forth, for the periods indicated, the reported high and low sale prices on known trades and cash dividends declared per share by the Corporation.

			DIVIDEND
2009	HIGH	LOW	PER SHARE
1st QUARTER	$27.68	$11.22	$0.16
2nd QUARTER	22.00	15.38	0.05
3rd QUARTER	19.72	15.76	-	*
4th QUARTER	16.05	11.03	0.05	*

			DIVIDEND
2008	HIGH	LOW	PER SHARE
1st QUARTER	$25.95	$19.98	$0.16
2nd QUARTER	28.37	20.92	0.16
3rd QUARTER	36.12	20.15	0.16
4th QUARTER	32.38	21.76	0.16

The stock prices have been restated to reflect the five percent stock dividend declared June 18, 2009.

* For the third quarter of 2009, the Board of Directors voted to change future dividend declaration dates to the month following the end of each quarter.  This will allow the Board to declare dividends based upon the prior quarter’s financial performance. Thus, the $0.05 dividend declared in October of the fourth quarter, was based on the third quarter’s financial performance.

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

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2004 in (a) the Corporation’s common stock; (b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks).  The graph is calculated assuming that all dividends are reinvested during the relevant periods.  The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Peapack-Gladstone Financial Corporation	100.00	90.04	92.74	82.44	91.72	46.84
Russell 3000	100.00	106.12	122.80	129.11	80.94	103.88
KBW 50	100.00	99.70	116.67	91.22	47.85	47.00

On December 31, 2009, the last reported sale price of the Common Stock was $12.68.  Also, on February 28, 2010, there were approximately 786 shareholders of record.

Issuer Purchases of Equity Securities

Due to the Corporation’s participation in the TARP program, the Corporation is not permitted to repurchase its common stock.

Item 6.	SELECTED FINANCIAL DATA

The information set forth in the 2009 Annual Report under the heading “Selected Consolidated Financial Data” is incorporated herein by reference.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 2009 Annual Report under the heading “Management's Discussion and Analysis” is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 2009 Annual Report under the heading “Asset/Liability Management” is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 2009 Annual Report, together with the reports thereon by Crowe Horwath LLP and the Notes to the Consolidated Financial Statements, are incorporated herein by reference.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting during the fourth quarter of 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is included in the 2009 Annual Report and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Director Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement is incorporated herein by reference.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience

Frank A. Kissel	59	December 11, 1997	Chairman and Chief Executive Officer
Arthur F. Birmingham	58	December 11, 1997	Chief Financial Officer
			(retired March 30, 2009)
Jeffrey J. Carfora	51	March 30, 2009	Chief Financial Officer
Garrett P. Bromley	65	December 11, 1997	Chief Lending Officer
			(retired January 4, 2010)
Vincent A. Spero	44	November 19, 2009	Chief Lending Officer
Robert M. Rogers	51	December 11, 1997	President and Chief Operating Officer
Finn M.W. Caspersen, Jr.	40	January 1, 2008	General Counsel
Craig C. Spengeman	54	December 11, 1997	President and Chief Investment Officer

Mr. Kissel, Mr. Rogers and Mr. Spengeman have been in their current positions for the past five years.  Mr. Caspersen, Jr. was Senior Vice President and Chief Risk Officer from March 2004 until his appointment to General Counsel in 2008.

Mr. Spero joined the Bank in June 2008 as Senior Vice President and Senior Commercial Lender.  Previously Mr. Spero served as Senior Vice President and Commercial Loan Team Leader at Lakeland Bank, a subsidiary of Lakeland Bancorp from May 2000 to May 2008.

Mr. Carfora previously served as a Transitional Officer with New York Community Bank from April 2007 until January 2008 as a result of a merger with PennFed Financial Services Inc. and Penn Federal Savings Bank (collectively referred to as “PennFed”).  Previous to the merger Mr. Carfora served as Senior Executive Vice President and Chief Operating Officer of PennFed from October 2001 until April 2007.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2010 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2009 for all equity compensation plans under which shares of our common stock may be issued:

NUMBER OF SECURITIES
REMAINING AVAILABLE
FOR FUTURE ISSUANCE
	NUMBER OF SECURITIES		UNDER EQUITY
	TO BE ISSUED UPON	WEIGHTED-AVERAGE	COMPENSATION PLANS
	EXERCISE OF	EXERCISE PRICE OF	(EXCLUDING SECURITIES
PLAN CATEGORY	OUTSTANDING OPTIONS (a)	OUTSTANDING OPTIONS (b)	REFLECTED IN COLUMN (a) (c)

EQUITY
COMPENSATION
PLANS APPROVED
BY SECURITY
HOLDERS	557,882	$24.86	380,508

EQUITY
COMPENSATION
PLANS NOT
APPROVED BY
SECURITY HOLDERS	N/A	N/A	N/A
TOTAL	557,882	$24.86	380,508

The information set forth under the captions “Beneficial Ownership of Common Stock” and “Stock Ownership of Directors and Executive Officers” in the 2010 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in the 2010 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Independent Registered Public Accounting Firm” and “Audit Committee Pre-approval Procedures” in the 2010 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Those portions of the 2009 Annual Report attached hereto as Exhibit 13 contain the financial statements incorporated herein by reference.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the 2009 Annual Report.

(10)	Exhibits

(3)	Articles of Incorporation and By-Laws:

A.	Certificate of Incorporation as incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009.

B.	By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 23, 2007.

(4)
Warrant, dated January 9, 2009, to purchase up to 150,295 shares, as adjusted by the five percent stock dividend in 2009, of the Corporation’s Common Stock, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 12, 2009.

(10)	Material Contracts:

A.
“Change in Control Agreements” dated as of December 20, 2007 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman, Robert M. Rogers and Finn M. W. Caspersen, Jr. are incorporated by reference to Exhibits 10(A)1, 10(A)2, 10(A)3 and 10(A)6 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007. +

B.
“Split Dollar Plan for Senior Management” dated as of September 7, 2001 for Frank A. Kissel, Robert M. Rogers and Craig C. Spengeman is incorporated by reference to Exhibit 10 (I) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003. +

C.	“Directors’ Retirement Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (J) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

D.	“Directors’ Deferral Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (K) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003.

E.
“Employment Agreements” dated as of January 1, 2008 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman, Robert M. Rogers and Finn M. W. Caspersen, Jr. are incorporated by reference to Exhibits 10(F)1, 10(F)2, 10(F)3 and 10(F)6 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007. +

F.
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

I.
Form of Waiver, executed by each of Messrs. Frank A. Kissel, Robert M. Rogers, Finn M.W. Caspersen, Jr. and Craig C. Spengeman, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 12, 2009.

J.
Form of Senior Executive Officer Agreement, executed by each of Messrs. Frank A. Kissel, Robert M. Rogers, Finn M.W. Caspersen, Jr. and Craig C. Spengeman, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 12, 2009.

K.	“Change in Control Agreement” dated as of September 28, 2009 by and among the Corporation, the Bank and Vincent A. Spero. +

L.	“Employment Agreement” dated as of June 2, 2008 by and among the Corporation, the Bank and Vincent A. Spero. +

(12)	Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

	Years ended December 31,
	2009		2008	2007		2004		2005
Excluding interest on deposits	4.6	x	-19.7x	14.8	x	3.6	x	7.3	x
Including interest on deposits	1.5	x	-0.4x	1.5	x	1.4	x	1.9	x

Note: The ratio of earnings to combined fixed charges and preferred stock dividends is calculated by adding income before income taxes plus fixed charges and dividing that sum by the sum of fixed charges and preferred stock dividends.

(13)	Annual Report to Shareholders

+	Management contract and compensatory plan or arrangement.

(21)	List of Subsidiaries:

(a) Subsidiaries of the Corporation:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:

Name

Peapack-Gladstone Mortgage Group, Inc.	New Jersey	100%
Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(23)	Consents of Independent Registered Public Accounting Firm:

(23.1)	Consent of Crowe Horwath LLP

(24)	Power of Attorney

(31.1)	Certification of Frank A. Kissel, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)
Certification of Frank A. Kissel, Chief Executive Officer of Peapack-Gladstone and Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	TARP Principal Executive Officer and Principal Financial Officer First Fiscal Year Certification

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
Dated:    March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Frank A. Kissel	Chairman of the Board, Chief Executive Officer and Director	March 15, 2010
Frank A. Kissel

/s/ Jeffrey J. Carfora	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010
Jeffrey J. Carfora

/s/ Anthony J. Consi II	Director	March 15, 2010
Anthony J. Consi II

/s/ Pamela Hill	Director	March 15, 2010
Pamela Hill

/s/ John D. Kissel	Director	March 15, 2010
John D. Kissel

/s/ James R. Lamb	Director	March 15, 2010
James R. Lamb

/s/ Edward A. Merton	Director	March 15, 2010
Edward A. Merton

/s/ F. Duffield Meyercord	Director	March 15, 2010
F. Duffield Meyercord

/s/ John R. Mulcahy	Director	March 15, 2010
John R. Mulcahy

/s/ Robert M. Rogers	Director, President and Chief Operating Officer	March 15, 2010
Robert M. Rogers

/s/ Philip W. Smith III	Director	March 15, 2010
Philip W. Smith III
/s/ Craig C. Spengeman	Director, President of PGB Trust and Investments	March 15, 2010
Craig C. Spengeman