Form 10-Q
period 2010-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2010-05-07
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2010

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

Number of shares of Common Stock outstanding as of May 3, 2010:
8,782,354

PEAPACK-GLADSTONE FINANCIAL CORPORATION
PART 1  FINANCIAL INFORMATION

PART 2  OTHER INFORMATION

Item 1A	Risk Factors	Page 31
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 31
Item 6	Exhibits	Page 31

Index

Item 1.  Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$8,999	$7,864
Federal funds sold	201	201
Interest-earning deposits	33,915	71,907
Total cash and cash equivalents	43,115	79,972

Investment securities held to maturity (approximate fair
value $104,645 in 2010 and $87,827 in 2009)	105,258	89,459
Securities available for sale	278,052	272,484
FHLB and FRB Stock, at cost	5,305	5,315

Loans	971,065	983,537
Less: Allowance for loan losses	13,720	13,192
Net Loans	957,345	970,345

Premises and equipment	27,942	27,911
Other real estate owned	40	360
Accrued interest receivable	5,112	4,444
Cash surrender value of life insurance	26,473	26,292
Deferred tax assets, net	23,999	23,522
Other assets	10,670	12,249
TOTAL ASSETS	$1,483,311	$1,512,353

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$223,184	$216,127
Interest-bearing deposits:
Checking	241,887	255,058
Savings	77,064	73,866
Money market accounts	502,548	458,303
Certificates of deposit $100,000 and over	109,347	147,138
Certificates of deposit less than $100,000	173,219	199,177
Total deposits	1,327,249	1,349,669
Federal Home Loan Bank advances	36,140	36,499
Accrued expenses and other liabilities	5,998	6,676
TOTAL LIABILITIES	1,369,387	1,392,844

SHAREHOLDERS’ EQUITY *
Preferred stock (no par value; authorized 500,000 shares; issued 21,513 shares at March 31, 2010 and 28,685 at December 31, 2009;
liquidation preference of $1,000 per share)	20,577	27,359
Common stock (no par value; $0.83 per share; authorized 21,000,000 shares; issued shares, 9,190,532 at March 31, 2010 and 9,131,666 at December 31, 2009; outstanding shares, 8,782,354 at March
31, 2010 and 8,723,488 at December 31, 2009)	7,642	7,593
Surplus	95,118	95,021
Treasury stock at cost, 408,178 shares at March 31, 2010 and
408,178 shares at December 31, 2009	(8,988)	(8,988)
Retained earnings	1,447	471
Accumulated other comprehensive loss, net of income tax	(1,872)	(1,947)
TOTAL SHAREHOLDERS’ EQUITY	113,924	119,509
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,483,311	$1,512,353

* Share data reflects the five percent common stock dividend declared on June 18, 2009, and issued August 3, 2009 to shareholders of record on July 9, 2009.
See accompanying notes to consolidated financial statements.

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$12,975	$14,238
Interest on investment securities:
Taxable	514	242
Tax-exempt	141	230
Interest on securities available for sale:
Taxable	1,997	1,897
Tax-exempt	140	179
Interest-earning deposits	24	9
Total interest income	15,791	16,795
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	1,602	1,546
Interest on certificates of deposit over $100,000	505	1,370
Interest on other time deposits	812	1,720
Interest on borrowed funds	324	351
Total interest expense	3,243	4,987
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	12,548	11,808
Provision for loan losses	2,400	2,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,148	9,808

OTHER INCOME
Trust department income	2,364	2,332
Service charges and fees	657	595
Bank owned life insurance	197	214
Securities gains, net	-	5
Other income	254	174
Total other income	3,472	3,320
OPERATING EXPENSES
Salaries and employee benefits	5,709	5,534
Premises and equipment	2,372	2,089
Other expenses	2,449	1,901
Total operating expenses	10,530	9,524
INCOME BEFORE INCOME TAX EXPENSE	3,090	3,604
Income tax expense	965	1,122
NET INCOME	2,125	2,482
Dividends on preferred stock and accretion	710	205
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$1,415	$2,277
EARNINGS PER COMMON SHARE *
Basic	$0.16	$0.26
Diluted	$0.16	$0.26
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	8,778,764	8,710,468
Diluted	8,874,741	8,786,230

* Share data reflects the five percent common stock dividend declared on June 18, 2009, and issued August 3, 2009 to shareholders of record on July 9, 2009.

See accompanying notes to consolidated financial statements.

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)
Three Months Ended March 31, 2010

						Accumulated
						Other
(In Thousands, Except	Common	Preferred		Treasury	Retained	Comprehensive
Per Share Data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total

Balance at January 1, 2010
8,723,488 Shares Outstanding	$7,593	$27,359	$95,021	$(8,988)	$471	$(1,947)	$119,509

Comprehensive Income:
Net Income 2010					2,125		2,125
Unrealized Holding Gains on
Securities Arising During the
Period, Net of Amortization
(Net of Income Tax
Expense of $26)						75
Less: Reclassification
Adjustment for Gains
Included in Net Income (Net
of Income Tax Expense
of $0)						-
Net Unrealized Holding
Gains on Securities Arising
During the Period (Net of
Income Tax Expense
of $26)						75	75
Total Comprehensive Income							2,200
Issuance of Restricted Stock	47		(47)				-
Amortization of Restricted Stock			38				38
Redemption of Preferred Stock		(7,172)					(7,172)
Accretion of Discount on
Preferred Stock		390			(390)		-
Cash Dividends Declared on
Common Stock					(439)		(439)
Cash Dividends Declared on
Preferred Stock					(320)		(320)
Common Stock Option Expense			75				75
Sales of Shares (Dividend
Reinvestment Program)	2		31				33
Balance at March 31, 2010
8,782,354 Shares Outstanding	$7,642	$20,577	$95,118	$(8,988)	$1,447	$(1,872)	$113,924

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income:	$2,125	$2,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	810	588
Amortization of premium and accretion of discount on securities, net	44	20
Provision for loan losses	2,400	2,000
Provision for deferred taxes	(532)	-
Tax benefit on stock option exercises	-	156
Stock-based compensation	75	77
Gains on security sales, available for sale	-	(5)
Loans originated for sale	(12,438)	(7,924)
Proceeds from sales of loans	12,615	8,017
Gains on loans sold	(177)	(93)
Gain on sale of other real estate owned	(15)	(16)
Loss on disposal of fixed assets	-	13
Increase in cash surrender value of life insurance, net	(181)	(192)
Increase in accrued interest receivable	(668)	(518)
Decrease in other assets	1,579	1,412
(Decrease) in accrued expenses and other liabilities	(678)	(900)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,959	5,117
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	3,456	2,274
Proceeds from maturities of securities available for sale	10,952	9,487
Proceeds from calls of investment securities	6,250	25
Proceeds from calls of securities available for sale	24,594	-
Purchase of investment securities	(25,517)	-
Purchase of securities available for sale	(41,006)	(12,443)
Net decrease in loans	10,600	11,830
Proceeds from sales of other real estate owned	335	262
Purchases of premises and equipment	(841)	(407)
Disposal of premises and equipment	-	2
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(11,177)	11,030
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(22,420)	25,151
Net decreasein other borrowings	-	(15,250)
Repayments of Federal Home Loan Bank advances	(359)	(309)
Gross proceeds from preferred stock and warrants	-	28,685
Redemption of preferred stock	(7,172)	-
Amortization of restricted stock	38	-
Issuance costs of preferred stock	-	(68)
Cash dividends paid on preferred stock	(320)	(143)
Cash dividends paid on common stock	(439)	(1,326)
Exercise of stock options	-	978
Sales of Shares (DRIP Program)	33	-
Increase in treasury shares associated with common stock options
exercised/purchase of treasury shares	-	(965)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(30,639)	36,753
Net (decrease)/increase in cash and cash equivalents	(36,857)	52,900
Cash and cash equivalents at beginning of period	79,972	26,889
Cash and cash equivalents at end of period	$43,115	$79,789
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,507	$5,326
Income taxes	110	-
See accompanying notes to consolidated financial statements.

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2009 for Peapack-Gladstone Financial Corporation (the “Corporation”).

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

Securities:  Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

For declines in the fair value of securities below their cost that are other-than-temporary, the amount of impairment is split into two components – other-than-temporary impairment related to other factors, which is recognized in other comprehensive income and other-than-temporary impairment related to credit loss, which must be recognized in the income statement.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  In estimating other-than-temporary losses on a quarterly basis, management considers the length of time and extent that fair value has been less than cost; the financial condition and near-term prospects of the issuer; and whether the Corporation has the intent to sell these securities or it is likely that it will be required to sell the securities before their anticipated recovery.

Index

Allowance for Loan Losses:  The allowance for loan losses is maintained at a level considered adequate to provide for probable incurred loan losses inherent in the Corporation’s loan portfolio.  The allowance is based on management’s evaluation of the loan portfolio considering economic conditions, the volume and nature of the loan portfolio, historical loan loss experience and individual credit situations.  The allowance is increased by provisions charged to expense and reduced by charge-offs net of recoveries.

Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral, if collateral dependent, or on the present value of future cash flows.  Impairment losses are included in the allowance for loan losses through provisions charged to operations.  Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

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

For the three months ended March 31, 2010 and 2009, the Corporation recorded total compensation cost for share-based payment arrangements of $75 thousand and $77 thousand, respectively, with a recognized tax benefit of $12 thousand for March 31, 2010 and $6 thousand for March 31, 2009.

There was approximately $1.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at March 31, 2010.  That cost is expected to be recognized over a weighted average period of 1.7 years.

For the Corporation’s stock option plans, changes in options outstanding during the three months ended March 31, 2010 were as follows:

	Number	Exercise	Weighted	Aggregate
	of	Price	Average	Intrinsic
(Dollars in thousands except share data)	Shares	Per Share	Exercise Price	Value
Balance, December 31, 2009	557,882	$11.91-$31.60	$24.86
Granted	63,000	11.05-14.36	13.41
Exercised	-	-	-
Forfeited	(25,941)	13.43-31.60	23.62
Balance, March 31, 2010	594,941	$11.05-$31.60	$23.71	$203
Vested and Expected to Vest (1)	568,281	$11.05-$31.60	$23.95	$171
Exercisable at March 31, 2010	460,597	$12.97-$31.60	$25.05	$49

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options).

There were no stock options exercised during the three months ended March 31, 2010; however, the aggregate intrinsic value of options exercised during the three months ended March 31, 2009 was $201 thousand.

Index

The per share weighted-average fair value of stock options granted during the first three months of 2010 and 2009 for all plans was $8.32 and $7.79, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2010	2009
Dividend yield	1.27%	3.55%
Expected volatility	72%	50%
Expected life	7 years	7 years
Risk-free interest rate	2.92%	2.01%

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

	Three Months Ended
	March 31,
(In Thousands, except per share data)	2010	2009

Net Income to Common Shareholders	$1,415	$2,277

Basic Weighted-Average Common
Shares Outstanding	8,778,764	8,710,468
Plus: Common Stock Equivalents	95,977	75,762
Diluted Weighted-Average Common
Shares Outstanding	8,874,741	8,786,230
Net Income Per Common Share
Basic	$0.16	$0.26
Diluted	0.16	0.26

Stock options and warrants with an exercise price below the Corporation’s market price equal to 743,878 and 625,543 shares were not included in the computation of diluted earnings per share in the first quarters of 2010 and 2009, respectively because they were antidilutive to the earnings per share calculation.

Income Taxes:           The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2007 or by New Jersey tax authorities for years prior to 2005.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at March 31, 2010.

Index

Comprehensive Income:  Comprehensive income consists of net income and the change during the period in the Corporation’s net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses and net amortization of the unrealized loss on securities transferred to held to maturity from available for sale.  Total comprehensive income for the first quarter of 2010 was $2.2 million as compared to total comprehensive income of $2.9 million for the same quarter in 2009.

Reclassification:  Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2010 presentation.

2.  LOANS

Loans outstanding as of March 31, 2010 and December 31, 2009 consisted of the following:

		% of		% of
	March 31,	Total	December 31,	Total
(In thousands)	2010	Loans	2009	Loans
Residential mortgage	$443,085	45.6%	$452,641	46.0%
Commercial mortgage	281,323	29.0	279,595	28.4
Commercial loans	133,288	13.7	120,554	12.3
Construction loans	48,044	4.9	64,816	6.6
Home equity lines of credit	39,487	4.1	38,728	3.9
Consumer loans, including
fixed rate home equity loans	24,936	2.6	25,638	2.6
Other loans	902	0.1	1,565	0.2
Total loans	$971,065	100.0%	$983,537	100.0%

The following table presents the types of nonperforming loans at March 31, 2010 and December 31, 2009.  Nonperforming loans of $12.8 million at March 31, 2010 and $11.3 million at December 31, 2009 are considered and included in impaired loans, for the same respective periods.

	March 31,	Number of	December 31,	Number of
(Dollars in thousands)	2010	Relationships	2009	Relationships
Residential Mortgage	$3,168	11	$2,567	9
Commercial Mortgage	2,273	6	2,195	5
Commercial Loans	1,277	4	1,698	4
Construction Loans	6,035	1	5,035	1
Home Equity Lines of Credit	85	1	85	1
Consumer Loans	-	-	172	1
Total	$12,838	23	$11,752	21

The following table presents the types of troubled debt restructured loans at March 31, 2010 and December 31, 2009.  The commercial mortgage troubled debt restructured loans of $7.7 million at March 31, 2010 are all considered and included in impaired loans at March 31, 2010.  The commercial mortgage troubled debt restructured loans of $6.9 million at December 31, 2009 are all considered and included in impaired loans at December 31, 2009.  Troubled debt restructured loans were paying in accordance with restructured terms as March 31, 2010 and December 31, 2009.

	March 31,	Number of	December 31,	Number of
(Dollars in thousands)	2010	Relationships	2009	Relationships
Residential Mortgage	$4,130	17	$4,186	17
Commercial Mortgage	7,687	3	6,937	2
Total	$11,817	20	$11,123	19

Index

The following table presents the types of impaired loans at March 31, 2010 and December 31, 2009.  Impaired loans include non-performing loans of $12.2 million at March 31, 2010 and $11.3 million at December 31, 2009.  Impaired loans also include troubled debt restructured loans of $7.7 million at March 31, 2010 and $6.9 million at December 31, 2009.

	March 31,	Number of		December 31,	Number of
(Dollars in thousands)	2010	Relationships		2009	Relationships
Residential Mortgage	$3,080	10		$2,479	8
Commercial Mortgage	25,626	14		21,382	10
Commercial Loans	3,321	13		5,426	12
Construction Loans	17,144	2		17,437	2
Home Equity Lines of Credit	85	1		85	1
Total	$49,256	40	(1)	$46,809	33
Specific Reserves, Included
in the Allowance for Loan
Losses	$1,938			$2,064

(1)	There are a total of 30 impaired relationships; however, several borrowers have multiple types of loans.

As of March 31, 2010, impaired loans totaling $37.9 million have no specific reserves, while impaired loans totaling $11.4 have specific reserves of $1.9 million.  At December 31, 2009, impaired loans totaling $35.7 million have no specific reserves, while impaired loans totaling $11.1 million have specific reserves of $2.1 million.

All troubled debt restructured loans and impaired loans are valued under Accounting by Creditors for Impairment of a Loan, codified as ASC 310.

The majority of problem loans are secured by real estate which has declined in value.

The Corporation has not made nor invested in subprime loans or “Alt-A” type mortgages.

3.  INVESTMENT SECURITIES HELD TO MATURITY

A summary of amortized cost and approximate fair value of investment securities held to maturity included in the consolidated statements of condition as of March 31, 2010 and December 31, 2009 follows:

	March 31, 2010
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Government-Sponsored Agencies	$36,714	$136	$(6)	$36,844
Mortgage-Backed Securities -
Residential	40,195	762	(3)	40,954
State and Political Subdivisions	18,355	353	-	18,708
Trust Preferred Pooled Securities	9,994	-	(1,855)	8,139
Total	$105,258	$1,251	$(1,864)	$104,645

Index

	December 31, 2009
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Government-Sponsored Agencies	$16,200	$13	$(117)	$16,096
Mortgage-Backed Securities -
Residential	42,538	325	(18)	42,845
State and Political Subdivisions	20,646	361	-	21,007
Trust Preferred Pooled Securities	10,075	-	(2,196)	7,879
Total	$89,459	$699	$(2,331)	$87,827

The following tables present the Corporation’s investment securities held to maturity with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2010 and December 31, 2009.

	March 31, 2010
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored
Agencies	$4,994	$(6)	$-	$-	$4,994	$(6)
Mortgage-Backed
Securities -
Residential	4,506	(1)	19	(2)	4,525	(3)
Trust Preferred
Pooled Securities	-	-	1,596	(1,855)	1,596	(1,855)
Total	$9,500	$(7)	$1,615	$(1,857)	$11,115	$(1,864)

	December 31, 2009
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored
Agencies	11,084	(117)	-	-	11,084	(117)
Mortgage-Backed
Securities -
Residential	$9,633	$(16)	$19	$(2)	$9,652	$(18)
Trust Preferred
Pooled Securities	1,258	(2,196)	-	-	1,258	(2,196)
Total	$21,975	$(2,329)	$19	$(2)	$21,994	$(2,331)

The trust preferred pooled securities within the Corporation’s held to maturity investment portfolio are collateralized by trust preferred securities issued primarily by individual bank holding companies, but also by insurance companies and real estate investment trusts.  There has been little or no active trading in these securities for a period of time; therefore the Corporation believes in most cases it is more appropriate to determine fair value using discounted cash flow analysis.  As of December 31, 2008, to determine fair value, and determine whether the securities were other-than-temporarily impaired, the Corporation retained and worked with a third party to review the issuers (the collateral) underlying each of the securities.  Among the factors analyzed were the issuers’ profitability, credit quality, asset mix, capital adequacy, leverage and liquidity position, as well as an overall assessment of credit, profitability and capital trends within the portfolio’s issuer universe.  These factors provided an assessment of the portion of the collateral of each security which was likely to default in future periods.  The cash flows associated with the collateral likely to default, together with the cash flows associated with collateral which had already deferred or defaulted, were then eliminated.  In addition, the Corporation assumed constant rates of default in excess of those based upon the historic performance of the underlying collateral.  The resulting cash flows were then discounted to the current period to determine fair value for each security.  The discount rate utilized was based on a risk-free rate (LIBOR) plus spreads appropriate for the product, which include consideration of liquidity and credit uncertainty.

Index

During 2009, to periodically assess the credit assumptions and related input data that could affect the fair value of each security, each quarter management compared actual deferrals and defaults to the assumed deferrals and defaults included in the valuation model.  Throughout 2009, actual deferrals and defaults were in line with assumptions.

In periods prior to the fourth quarter of 2008, the Corporation used a constant rate of default derived from the historic performance of the underlying collateral to assess other-than-temporary impairment.  Based on information available as of November 7, 2008, when the September 30, 2008 Form 10-Q was filed, management expected the securities to return 100 percent of their principal and interest.  At that time, over 91 percent of the Corporation’s trust preferred pooled securities still carried investment grade ratings. As noted in a December 30, 2008 Press Release and Form 8-K, it was not until November 12, 2008 that Moody’s downgraded 180 tranches of 44 trust preferred pooled securities including many of the securities held by the Corporation. Additionally, Moody’s placed most of the Corporation’s remaining investment grade trust preferred pooled securities on credit watch for possible future downgrade.  The market value of these securities continued to sharply decline during the quarter as the liquidity in the debt markets dropped to unprecedented levels.  At that time, the Corporation did not believe the market values would recover within the foreseeable future.  The number of notices of deferral and default by the underlying institutions accelerated during this period.  As a result, in the fourth quarter of 2008 the Corporation chose to employ the valuation methodology set forth in the preceding paragraphs to assess fair value and other-than-temporary impairment with respect to the pooled trust preferred securities.  Other-than-temporary impairment charges of $56.1 million were recognized for the fourth quarter of 2008.

As of December 31, 2009, the Corporation again worked with a third party to model each security and review its valuation.  The modeling process and related assumptions were similar to the process and related assumptions employed as of December 31, 2008.  As a result of this process no additional impairment charges were recorded for the year ended December 31, 2009.

During 2010, to periodically assess the credit assumptions and related input data that could affect the fair value of each security, each quarter management compared actual deferrals and defaults to the assumed deferrals and defaults included in the valuation model.  Throughout the first quarter of 2010, actual deferrals and defaults were in line with assumptions.

Further significant downturns in the real estate markets and/or the economy could cause additional issuers to defer paying dividends on these securities and/or ultimately default; however, the Corporation has already recorded a substantial write-down of its trust preferred pooled securities portfolio.  Such occurrences, if beyond those assumed in the current valuation, could cause an additional write-down of the portfolio, with a negative impact on earnings.  We do not expect that an additional write-down would have a material effect on the cash flows from the securities or on our liquidity position.

Management has determined that any unrecognized losses on the U.S. government-sponsored agency securities and mortgage-backed securities held to maturity at March 31, 2010, are temporary and due to interest rate fluctuations and/or volatile market conditions, rather than the creditworthiness of the issuers.  The Corporation monitors creditworthiness of issuers periodically, including issuers of trust preferred securities on a quarterly basis.  The Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Index

4.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of March 31, 2010 and December 31, 2009 follows:

	March 31, 2010
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government-Sponsored
Agencies	$146,131	$226	$(177)	$146,180
Mortgage-Backed Securities -
Residential	103,578	4,463	(459)	107,582
State and Political Subdivisions	18,240	330	(56)	18,514
Other Securities	3,999	-	(1,236)	2,763
Marketable Equity Securities	3,296	87	(370)	3,013
Total	$275,244	$5,106	$(2,298)	$278,052

	December 31, 2009
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government Sponsored
Agencies	$129,748	$353	$(117)	$129,984
Mortgage-Backed Securities -
Residential	113,926	4,114	(576)	117,464
State and Political Subdivisions	18,830	304	(61)	19,073
Other Securities	3,998	-	(952)	3,046
Marketable Equity Securities	3,296	80	(459)	2,917
Total	$269,798	$4,851	$(2,165)	$272,484

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2010 and December 31, 2009.

	March 31, 2010
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Agencies	$45,823	$(177)	$-	$-	$45,823	$(177)
Mortgage-Backed
Securities -
Residential	1,747	(40)	5,162	(419)	6,909	(459)
State and Political
Subdivisions	495	(2)	721	(54)	1,216	(56)
Other Securities	700	(300)	2,063	(936)	2,763	(1,236)
Marketable Equity
Securities	-	-	1,300	(370)	1,300	(370)
Total	$48,765	$(519)	$9,246	$(1,779)	$58,011	$(2,298)

Index

	December 31, 2009
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Agencies	$34,170	$(117)	$-	$-	$34,170	$(117)
Mortgage-Backed
Securities -
Residential	5,388	(69)	7,118	(507)	12,506	(576)
State and Political
Subdivisions	980	(6)	720	(55)	1,700	(61)
Other Securities	-	-	2,046	(952)	2,046	(952)
Marketable Equity
Securities	-	-	1,508	(459)	1,508	(459)
Total	$40,538	$(192)	$11,392	$(1,973)	$51,930	$(2,165)

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers.  The Corporation does not intend to sell these securities nor is it likely it will be required to sell the securities before their anticipated recovery.  At March 31, 2010, the unrealized loss on the other securities is related to two trust preferred securities.  One, which was issued by a large bank holding company, has been affected by the turmoil in the financial markets and a merger that resulted in sharp declines in all of its securities.  The security continues to be rated investment grade by Moody’s.  Additionally, at March 31, 2010, the market value of this security has improved from the market value at December 31, 2009.  The other security is a single issuer trust preferred that has not been rated by a rating agency; however, Management has reviewed recent financial information for the company and based on such information Management believes the company is financially stable and well capitalized.  Neither security is currently considered other-than-temporarily impaired.

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $36.1 million and $36.5 million at March 31, 2010 and December 31, 2009, respectively, with a weighted average interest rate of 3.57 percent and 3.64 percent, respectively.  Advances totaling $11.0 million at March 31, 2010, have fixed maturity dates, while advances totaling $2.1 million were amortizing advances with monthly payments of principal and interest.  These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $111.4 million at March 31, 2010.

At March 31, 2010, the Corporation had $23.0 million in fixed rate advances that are noncallable for one, two or three years and then callable quarterly within final maturities of three, five or ten years.  These advances are secured by pledges of investment securities totaling $23.9 million at March 31, 2010.

There were no overnight borrowings at March 31, 2010 or at December 31, 2009.  There were no average overnight borrowings from the FHLB for the three months ended March 31, 2010, while overnight borrowings averaged $2.1 million with a weighted average interest rate of 0.47 percent for the three months ended March 31, 2010.

Index

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2010	11,691
2011	3,000
2012	5,000
2013	1,449
2014	-
Over 5 years	15,000
Total	$36,140

6.      BUSINESS SEGMENTS

The Corporation assesses its results among two operating segments, Banking and PGB Trust and Investments.  Management uses certain methodologies to allocate income and expense to the business segments.  A funds transfer pricing methodology is used to assign interest income and interest expense.  Certain indirect expenses are allocated to segments.  These include support unit expenses such as technology and operations and other support functions.  Taxes are allocated to each segment based on the effective rate for the period shown.

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31, 2010
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,737	$811	$12,548
Noninterest income	1,067	2,405	3,472
Total income	12,804	3,216	16,020

Provision for loan losses	2,400	-	2,400
Salaries and benefits	4,370	1,339	5,709
Premises and equipment expense	2,168	204	2,372
Other noninterest expense	1,756	693	2,449
Total noninterest expense	10,694	2,236	12,930
Income before income tax expense	2,110	980	3,090
Income tax expense	653	312	965
Net income	$1,457	$668	$2,125

Total assets at period end	$1,481,973	$1,338	$1,483,311

Index

	Three Months Ended March 31, 2009
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,021	$787	$11,808
Noninterest income	955	2,365	3,320
Total income	11,976	3,152	15,128

Provision for loan losses	2,000	-	2,000
Salaries and benefits	4,373	1,161	5,534
Premises and equipment expense	1,915	174	2,089
Other noninterest expense	1,344	557	1,901
Total noninterest expense	9,632	1,892	11,524
Income before income tax expense	2,344	1,260	3,604
Income tax expense	729	393	1,122
Net income	$1,615	$867	$2,482

Total assets at period end	$1,422,867	$1,440	$1,424,307

7.                 FAIR VALUE

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

The fair value of FHLB Advances is based on the contractual future cash flows discounted at the current FHLB market rates for similar term advances.

Index

The following table summarizes carrying amounts and fair values for financial instruments for the periods indicated:
	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$43,115	$43,115	$79,972	$79,972
Investment Securities, Held to Maturity	105,258	104,645	89,459	87,827
Securities Available for Sale	278,052	278,052	272,484	272,484
FHLB and FRB Stock	5,305	N/A	5,315	N/A
Loans, Net of Allowance for
Loan Losses	957,345	961,079	970,345	974,143
Accrued Interest Receivable	5,112	5,112	4,444	4,444
Financial Liabilities:
Deposits	1,327,249	1,329,139	1,349,669	1,351,549
Federal Home Loan Bank Advances	36,140	37,333	36,499	37,729
Accrued Interest Payable	1,183	1,183	1,447	1,447

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

Index

Assets Measured on a Recurring Basis
		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
	March 31,
	2010
Assets:
Available for Sale:
U.S. Government-Sponsored
Agencies	$146,180	$-	$146,180	$-
Mortgage-Backed Securities -
Residential	107,582	-	107,582	-
State and Political Subdivisions	18,514	-	18,514	-
Other Securities	2,763	-	2,763	-
Marketable Equity Securities	3,013	3,013	-	-
Total	$278,052	$3,013	$275,039	$-

	December 31,
	2009
Assets:
Available for Sale:
U.S. Government-Sponsored
Agencies	$129,984	$-	$129,984	$-
Mortgage-Backed Securities -
Residential	117,464	-	117,464	-
State and Political Subdivisions	19,073	-	19,073	-
Other Securities	3,046	-	3,046	-
Marketable Equity Securities	2,917	2,917	-	-
Total	$272,484	$2,917	$269,567	$-

Assets Measured on a Non-Recurring Basis

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
March 31,
2010
Assets:
Impaired Loans	$9,433	$-	$-	$9,433

December 31,
2009
Assets:

Impaired Loans	$9,001	$-	$-	$9,001

Index

The impaired loan balances were compared to current appraisals of the underlying collateral to determine the current fair value.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $49.3 million, with a valuation allowance of $1.9 million at March 31, 2010.  At December 31, 2009, impaired loans had a carrying amount of $46.8 million, with a valuation allowance of $2.1 million.

8.	PREFERRED STOCK

On January 9, 2009, as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), the Corporation sold 28,685 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 150,295 shares of the Corporation’s common stock, no par value at an exercise price of $28.63 per share, after adjusting for the five percent stock dividend declared on June 18, 2009, for an aggregate purchase price of $28.7 million in cash.  The aggregate purchase price was allocated $1.6 million to warrants and $27.1 million to preferred stock.

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

On January 6, 2010, the Corporation redeemed 25 percent of the preferred shares issued under the Treasury’s CPP, repaying approximately $7.2 million to the Treasury, including accrued and unpaid dividends of approximately $51 thousand.  The Corporation’s redemption of the shares was not subject to additional conditions or stipulations from the Treasury.  As a result of the repurchase, the accretion related to the preferred stock was accelerated and approximately $330 thousand was recorded as a reduction to retained earnings in the first quarter of 2010.

Index

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL:  The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s view of future interest income and net loans, management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities and market conditions.  These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms.  Actual results may differ materially from such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Corporation’s Form 10-K for the year ended December 31, 2009 and the following:

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

The Corporation assumes no responsibility to update such forward-looking statements in the future.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, the Corporation cannot guarantee future results, levels of activity, performance, or achievements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:  Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2009, contains a summary of the Corporation’s significant accounting policies.

Index

Management believes that the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters.  Changes in these judgments, assumption or estimates could materially impact results of operations.  This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change.  Various regulatory agencies, as an internal part of their examination process, periodically review the Corporation’s provision for loan losses.  Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values continue to decline or New Jersey experiences continuing adverse economic conditions.  Future adjustments to the provision for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

The Corporation accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into ASC 320.  Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment, risk, liquidity or other factors.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

For declines in the fair value of securities below their cost that are other-than-temporary, the amount of impairment is split into two components – other-than-temporary impairment related to other factors, which is recognized in other comprehensive income and other-than-temporary impairment related to credit loss, which must be recognized in the income statement.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  In estimating other-than-temporary losses on a quarterly basis, management considers the length of time and extent that fair value has been less than cost; the financial condition and near-term prospects of the issuer; and whether the Corporation has the intent to sell these securities or it is likely that it will be required to sell the securities before their anticipated recovery.

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary.  To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings or comprehensive income is recognized.  No impairment charges were recognized in the three months ended March 31, 2010 and 2009.

Index

EXECUTIVE SUMMARY:  For the first quarter of 2010, the Corporation recorded net income of $2.1 million as compared to $2.5 million for the same quarter of 2009, a decline of $357 thousand, or 14.4 percent.  Diluted earnings per common share, after giving effect for the preferred dividend, were $0.16 in the first three months of 2010 as compared to $0.26 per diluted share for the same quarter of 2009.  The decrease in 2009 earnings per share was primarily due to an increase in the provision for loan losses, an increase in the industry-wide FDIC assessment and an increase in the dividends on preferred stock.  Annualized return on average assets for the quarter was 0.58 percent and annualized return on average common equity was 6.10 percent for the three months ended March 31, 2010.

Net interest income, on a fully tax-equivalent basis, was $12.7 million for the first quarter of 2010, an increase of $664 thousand or 5.5 percent from the same quarter last year.  For the first quarters of 2010 and 2009, the net interest margin, on a fully tax-equivalent basis, was 3.67 percent and 3.70 percent, respectively.

Total loans averaged $978.5 million for the first quarter of 2010, declining $69.4 million or 6.6 percent from $1.05 billion for the same quarter of 2009.  The yield on loans was 5.31 percent for the three months ended March 31, 2010, declining 13 basis points from the same period in 2009.

Average deposits rose $85.0 million or 6.9 percent to $1.32 billion for the first quarter of 2010, over the levels of the same quarter in 2009.  Average costs of interest-bearing deposits were 1.05 percent and 1.78 percent in the first three months of 2010 and 2009, respectively, reflecting a decline of 73 basis points.

CONTRACTUAL OBLIGATIONS:  For a discussion of our contractual obligations, see the information set forth in the Corporation’s 2009 Annual Report under the heading “Management’s Discussion and Analysis – Contractual Obligations” which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS:  For a discussion of our contractual obligations, see the information set forth in the Corporation’s 2009 Annual Report under the heading “Management’s Discussion and Analysis – Off-Balance Sheet Arrangements” which is incorporated herein by reference.

EARNINGS ANALYSIS

NET INTEREST INCOME:  For the three months ended March 31, 2010, the Corporation recorded net interest income, on a tax-equivalent basis, of $12.7 million as compared to $12.1 million for the same quarter of 2009, an increase of $664 thousand or 5.5 percent.  On a fully tax-equivalent basis, the net interest margin was 3.67 percent and 3.70 percent in the first quarters of 2010 and 2009, respectively, a decline of three basis points.  The increase in net interest income is primarily the result of run-off of higher costing certificates of deposit, growth of lower costing core deposits, and growth of interest-earning investments.

Average investments, federal funds sold and interest-earning deposits increased to $408.0 million for the quarter ended March 31, 2010 from $257.5 million for the same quarter in 2009, reflecting an increase of $150.4 million or 58.4 percent.  Deposit inflows and loan and mortgage-backed security principal pay downs exceeded loan demand and accounted for the growth in these categories.

For the first quarter of 2010, average loans declined $69.4 million or 6.6 percent to $978.5 million from $1.05 billion for the same quarter of 2009.  The average residential mortgage loan portfolio declined $52.5 million or 10.5 percent to $449.4 million, as the Corporation has opted to sell its longer-term, fixed-rate production as an interest rate risk management strategy in the lower rate environment, and loan payments have outpaced originations put into the portfolio.  The commercial mortgage loan portfolio averaged $281.0 million and $273.9 million for the first quarters of 2010 and 2009, respectively, an increase of $7.1 million or 2.6 percent.  The average commercial loan portfolios declined $27.0 million to $182.9 million from the first quarter of 2009 to the same quarter of 2010.  For the quarter ended March 31, 2010, the average home equity portfolio totaled $39.1 million, an increase of $7.0 million or 21.7 percent, over the same quarter of 2009.  The Corporation has focused on the origination of these higher-yielding, shorter-maturity loans during the past year.  The Corporation has always sought to lend to quality borrowers in all loan categories; however, in the past year, loan demand has been scarce and loan pay downs have outpaced originations in almost all categories.

Index

Deposits averaged $1.32 billion for the three months ended March 31, 2010, as compared to $1.24 billion for the same period in 2009, an increase of $85.0 million, or 6.9 percent.  Interest-bearing checking accounts averaged $238.3 million for the first quarter of 2010, an increase of $70.2 million or 41.8 percent from the same period in 2009 due to the Corporation’s focus on core deposit growth.  For the three months ended March 31, 2010 and 2009, money market accounts averaged $494.7 million and $381.5 million, respectively, an increase of $113.1 million or 29.7 percent, as certain customers tend to “park” funds in money market accounts in a lower interest rate environment.  Average savings accounts grew $7.1 million or 10.4 percent since the first quarter of 2009 to $75.2 million for the first quarter of 2010.  When compared to the first quarter of 2009, average non-interest bearing demand deposits increased $15.9 million, or 8.3 percent, to $208.0 million for the first quarter of 2010.  For the three months ended March 31, 2010, certificates of deposit averaged $305.7 million as compared to $427.0 million for the same quarter of 2009, declining $121.4 million or 28.4 percent.  Higher costing certificates of deposit have declined as the Corporation has opted not to pay higher rates on maturing certificates of deposit, as the Corporation believes it has ample liquidity from core deposits and principal pay downs on loans.  Average borrowings decreased $5.4 million to $36.3 million for the first quarter of 2010 as compared to the same period a year ago, as borrowings continue to mature.

Average yields on interest-earning assets, on a tax-equivalent basis, declined 62 basis points to 4.61 percent for the first quarter of 2010, from 5.23 percent for the same quarter of 2009.  Average yields earned on investment securities declined 161 basis points to 3.26 percent for the three months ended March 31, 2010 as compared to the same prior year period.  Average yields on the loan portfolio were 5.31 percent for the first quarter of 2010 as compared to 5.44 percent for the same quarter of 2009, a 13 basis point decline.

The cost of funds, including the effect of noninterest bearing demand deposits, was 0.96 percent and 1.56 percent for the first quarters of 2010 and 2009, respectively, decreasing 60 basis points.  The average costs of interest-bearing deposits declined 73 basis points to 1.05 percent for the quarter ended March 31, 2010 as compared to 1.78 percent for the same quarter of 2009.  The cost of money market products averaged 0.90 percent for the first quarter of 2010, declining 33 basis points, while certificates of deposit costs averaged 1.72 percent, declining 118 basis points, each as compared to the same quarter of 2009.

The effect of the declining rate environment on market rates and the Corporation’s repricing of its assets and liabilities contributed to the decline in yields and costs of the Corporation’s interest-bearing assets and liabilities.

Index

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Three Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	March 31, 2010			March 31, 2009
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$325,379	$2,511	3.09%	$179,304	$2,139	4.77%
Tax-exempt (1) (2)	37,800	450	4.76	49,976	653	5.24
Loans (2) (3)	978,470	12,994	5.31	1,047,911	14,258	5.44
Federal funds sold	201	-	0.20	200	-	0.20
Interest-earning deposits	44,591	24	0.21	28,054	9	0.13
Total interest-earning assets	1,386,441	$15,979	4.61%	1,305,445	$17,059	5.23%
Noninterest -earning assets:
Cash and due from banks	8,334			19,697
Allowance for loan losses	(13,773)			(9,612)
Premises and equipment	27,992			26,854
Other assets	68,845			54,654
Total noninterest-earning assets	91,398			91,593
Total assets	$1,477,839			$1,397,038

LIABILITIES:
Interest-bearing deposits:
Checking	$238,285	$407	0.68%	$168,041	$297	0.71%
Money markets	494,670	1,118	0.90	381,532	1,171	1.23
Savings	75,186	77	0.41	68,087	78	0.46
Certificates of deposit	305,654	1,317	1.72	427,011	3,090	2.89
Total interest-bearing deposits	1,113,795	2,919	1.05	1,044,671	4,636	1.78
Borrowings	36,290	324	3.57	41,646	351	3.37
Total interest-bearing liabilities	1,150,085	3,243	1.13	1,086,317	4,987	1.84
Noninterest bearing liabilities
Demand deposits	208,044			192,166
Accrued expenses and
other liabilities	6,087			6,729
Total noninterest-bearing
liabilities	214,131			198,895
Shareholders’ equity	113,623			111,826
Total liabilities and
shareholders’ equity	$1,477,839			$1,397,038
Net Interest income
(tax-equivalent basis)		12,736			12,072
Net interest spread			3.48%			3.39%
Net interest margin (4)			3.67%			3.70%
Tax equivalent adjustment		(188)			(264)
Net interest income		$12,548			$11,808

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

OTHER INCOME:  Excluding fee income from PGB Trust and Investments, other income totaled $1.1 million for the first three months of 2010 as compared to $988 thousand for the same period in 2009, an increase of $120 thousand or 12.1 percent.  For the first quarters of 2010 and 2009, income earned on the sale of mortgage loans at origination totaled $177 thousand and $93 thousand, respectively, an increase of $84 thousand or 89.8 percent.  The increase for 2010 resulted from greater longer-term, fixed rate mortgage originations, which are sold, as well as, a greater targeted sale price for such originations.

OPERATING EXPENSES:  Operating expenses for the first quarter of 2009 totaled $10.5 million, an increase of $1.0 million or 10.6 percent when compared to the $9.5 million recorded in the same quarter of 2009.  The Corporation recorded FDIC assessments of $586 thousand and $373 thousand for the first three months of 2010 and 2009, respectively, an increase of $213 thousand or 57.1 percent, due to an increase in the assessment rates.  Salary and benefit expense recorded in the first quarter of 2010 was $5.7 million as compared to $5.5 million for the same 2009 period, increasing by $175 thousand or 3.2 percent.  Premises and equipment expenses totaled $2.4 million and $2.1 million for the first quarters of 2010 and 2009, respectively, increasing $283 thousand or 13.5 percent.  Since the first quarter of 2009, the Corporation added a new branch and a new trust office, and also experienced an increase in employee benefit expense.  In addition, loan and legal expenses have increased due to an increase in loan workout activity.  The following table presents the components of other expense for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Salaries and employee benefits	$5,709	$5,534
Premises and equipment	2,372	2,089
FDIC assessment	586	373
Professional and legal fees	323	296
Trust department expense	196	136
Advertising	167	156
Telephone	136	110
Loan Expense	128	49
Postage	109	99
Stationery and supplies	92	100
Other expense	712	582
Total other expense	$10,530	$9,524

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

The market value of trust assets under administration for PGB Trust and Investments was approximately $1.89 billion at March 31, 2010.

For the first three months of 2010 and 2009, PGB Trust and Investments generated fee income of $2.4 million and $2.3 million, respectively, an increase of $32 thousand or 1.4 percent.  The increase reflects increased fees due to an increase in market values on assets under management, on which the investment management fees are based, partially offset by a reduction of certain fees earned on placement of funds in money market instruments, due to the reduced interest rate environment.

Index

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Trust Division, other expenses relative to PGB Trust and Investments was $2.2 million and $1.9 million for the first quarters of 2010 and 2009, respectively, an increase of $344 thousand or 18.2 percent.  Salaries and benefits expense rose $178 thousand, or 15.3 percent, for the first three months of 2010 when compared to the same period in 2009.  Also, during these same time periods, premises and equipment expense rose $30 thousand and other expenses rose $136 thousand.  Much of the increased expenses related to the opening of the new trust office in Bethlehem, Pennsylvania.

The Trust Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NON-PERFORMING ASSETS:  Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets.  These assets totaled $12.9 million and $12.1 million at March 31, 2010 and December 31, 2009 respectively.  Non-performing loans have increased during the first three months of 2010 due to one commercial mortgage loan, totaling $399 thousand, and two residential mortgage loans, totaling $667 thousand.

The following table sets forth asset quality data on the dates indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009

Loans past due over 90 days
and still accruing	$638	$496	$1,118	$104	$-
Non-accrual loans	12,200	11,256	13,082	12,998	11,139
Other real estate owned	40	360	680	700	965
Total non-performing assets	$12,878	$12,112	$14,880	$13,802	$12,104

Troubled debt restructured loans	$11,817	$11,123	$18,671	$7,766	$-

Loans past due 30 through 89 days
and still accruing	$10,056	$6,015	$7,362	$5,524	$8,458

Non-performing loans as a % of
total loans	1.32%	1.19%	1.41%	1.28%	1.07%
Non-performing assets as a % of
total assets	0.87%	0.80%	1.00%	0.95%	0.85%
Non-performing assets as a % of
total loans plus other real
estate owned	1.33%	1.23%	1.48%	1.35%	1.16%
Allowance for loan losses as a %
of total loans	1.41%	1.34%	1.28%	1.08%	0.94%
Allowance for loan losses as a %
of non-performing loans	106.87%	112.25%	91.18%	84.37%	87.64%

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES:  The provision for loan losses was $2.4 million for the first quarter of 2010 as compared to $2.0 million for the same period of 2009.  The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.  The higher provision reflects the increased percentage of commercial credits in relation to the entire loan portfolio as well as increases in loan delinquencies.  Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.  In addition, Management has determined a higher provision is warranted in the first quarter of 2010 compared to the first quarter of 2009 because of the increase in nonperforming and TDR loans and the continued weakness in the housing markets and the overall economy.

Index

A summary of the allowance for loan losses for the three month periods ended March 31, 2010 and 2009 follows:

(In thousands)	2010	2009
Balance, January 1,	$13,192	$9,688
Provision charged to expense	2,400	2,000
Charge-offs	(1,906)	(1,926)
Recoveries	34	-
Balance, March 31,	$13,720	$9,762

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009

Allowance for loan losses:
Beginning of period	$13,192	$12,947	$11,054	$9,762	$9,688
Provision for loan losses	2,400	2,950	2,750	2,000	2,000
Charge-offs, net	(1,872)	(2,705)	(857)	(708)	(1,926)
End of period	$13,720	$13,192	$12,947	$11,054	$9,762

INCOME TAXES:  For the first quarters of 2010 and 2009, income tax expense as a percentage of pre-tax income was 31 percent.  Pre-tax income decreased from $3.6 million for the first three months in 2009 to $3.1 million for the same period in 2010.

CAPITAL RESOURCES:  At March 31, 2010, total shareholders’ equity was $113.9 million as compared to $119.5 million at December 31, 2009.  The primary reason for the decrease is the Corporation’s partial redemption of preferred stock previously issued under the U.S. Treasury’s Capital Purchase Plan, described fully in Note 8 to the Consolidated Financial Statements.

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies.  Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles.  The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss.  At March 31, 2010, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 12.01 percent and 13.27 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines.  The Corporation’s leverage ratio at March 31, 2010, was 7.80 percent, in excess of the well-capitalized standard of 5.0 percent.

LIQUIDITY:  Liquidity refers to an institution’s ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations.  Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management believes that the Corporation’s liquidity position is sufficient to meet future needs.  Cash and cash equivalents, interest earning deposits and federal funds sold totaled $43.1 million at March 31, 2010.  In addition, the Corporation has $278.1 million in securities designated as available for sale.  These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below.  Carrying value as of March 31, 2010, of investment securities and securities available for sale maturing within one year totals $13.6 million.

Index

The primary source of funds available to meet liquidity needs is the Corporation’s core deposit base, which excludes certificates of deposit greater than $100 thousand.  As of March 31, 2010, core deposits equaled $1.22 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

Adoption of New Accounting Guidance:

Accounting for Transfers of Financial Assets amends Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial information about gains and losses (resulting from transfers) during the period. This will be effective January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) amended existing guidance to improve disclosure requirements related to fair value measurements. New disclosures are required for significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers.  In addition, the FASB clarified guidance related to disclosures for each class of assets and liabilities as well as disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3.  The impact of adoption on January 1, 2010 was not material as it required only disclosures which are included in the Fair Value footnote.

In June 2009, the FASB amended existing guidance to improve the relevance, representational  faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This amended guidance addresses (1) practices that are not consistent with the intent and key requirements of the original guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  The impact of adoption on January 1, 2010 was not material.

In June 2009, the FASB amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity.  The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  Additional disclosures about an enterprise’s involvement in variable interest entities are also required.  The impact of adoption on January 1, 2010 was not material.

Index

In December 2007, the FASB enhanced existing guidance for the use of the acquisition method of accounting formerly the purchase method) for all business combinations, for an acquirer to be identified for each business combination and for intangible assets to be identified and recognized separately from goodwill.  An entity in a business combination is required to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, there were changes in requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  Disclosure requirements for business combinations were also enhanced.  The impact of adoption on January 1, 2009 was not material.  In April 2009, the FASB issued amended clarifying guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The impact of adoption on January 1, 2009 was not material.

Newly Issued But Not Yet Effective Accounting Guidance:

In January 2010, the FASB amended existing guidance related to fair value measurements requiring new disclosures for activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The impact of adoption is expected to be immaterial.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2010).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Index

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2010 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

10.1
Change in Control Agreement by and between Jeffrey J. Carfora and the Corporation dated April 7, 2010, incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed on April 12, 2010.

10.2
Employment Agreement by and between Jeffrey J. Carfora and the Corporation dated April 7, 2010, incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed on April 12, 2010.

10.3
Executive officer compensation limitation in connection with the Securities Purchase Agreement that provides for the Registrant’s participation in the Capital Purchase Program under the Treasury’s Troubled Assets Relief Program.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 7, 2010	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: May 7, 2010	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Executive Vice President and Chief Financial Officer and
Chief Accounting Officer

Index

EXHIBIT INDEX

Number	Description

3	Articles of Incorporation and By-Laws:
A. Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10Q as filed on November 9, 2009.
B. By-Laws of the Registrant, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 23, 2007.

10.1
Change in Control Agreement by and between Jeffrey J. Carfora and the Corporation dated April 7, 2010, incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed on April 12, 2010.

10.2
Employment Agreement by and between Jeffrey J. Carfora and the Corporation dated April 7, 2010, incorporated herein by reference to the Registrant’s Current Report on Form 8-K as filed on April 12, 2010.

10.3
Executive officer compensation limitation in connection with the Securities Purchase Agreement that provides for the Registrant’s participation in the Capital Purchase Program under the Treasury’s Troubled Assets Relief Program.

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