Form 10-Q
period 2010-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2010-08-09
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarter Ended June 30, 2010

OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from     to

Commission File No. 001-16197

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-3537895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Hills Drive, Suite 300
Bedminster, New Jersey 07921-1538
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
Yes  X       No __.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  __       N __.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ___	Accelerated filer _ X__
Non-accelerated filer (do not check if a smaller reporting company)__	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes__ No X.

Number of shares of Common Stock outstanding as of August 2, 2010:
8,785,022

PEAPACK-GLADSTONE FINANCIAL CORPORATION
PART 1  FINANCIAL INFORMATION

PART 2  OTHER INFORMATION

Item 1A	Risk Factors	Page 36
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 37
Item 6	Exhibits	Page 37

Item 1.  Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$10,735	$7,864
Federal funds sold	201	201
Interest-earning deposits	59,356	71,907
Total cash and cash equivalents	70,292	79,972

Investment securities held to maturity (approximate fair
value $101,395 in 2010 and $87,827 in 2009)	101,603	89,459
Securities available for sale	252,646	272,484
FHLB and FRB Stock, at cost	4,807	5,315

Loans	959,256	983,537
Less: Allowance for loan losses	13,856	13,192
Net Loans	945,400	970,345

Premises and equipment	34,626	27,911
Other real estate owned	210	360
Accrued interest receivable	4,533	4,444
Cash surrender value of life insurance	26,672	26,292
Deferred tax assets, net	23,438	23,522
Other assets	13,036	12,249
TOTAL ASSETS	$1,477,263	$1,512,353

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$216,314	$216,127
Interest-bearing deposits:
Checking	249,472	255,058
Savings	76,937	73,866
Money market accounts	503,829	458,303
Certificates of deposit $100,000 and over	101,034	147,138
Certificates of deposit less than $100,000	163,769	199,177
Total deposits	1,311,355	1,349,669
Federal Home Loan Bank advances	28,342	36,499
Capital lease obligation	6,148	-
Accrued expenses and other liabilities	15,435	6,676
TOTAL LIABILITIES	1,361,280	1,392,844

SHAREHOLDERS’ EQUITY *
Preferred stock (no par value; authorized 500,000 shares; issued 21,513 shares at June 30, 2010 and 28,685 at December 31, 2009;
liquidation preference of $1,000 per share)	20,633	27,359
Common stock (no par value; $0.83 per share; authorized 21,000,000 shares; issued shares, 9,193,200 at June 30, 2010 and 9,131,666 at December 31, 2009; outstanding shares, 8,785,022 at June
30, 2010 and 8,723,488 at December 31, 2009)	7,645	7,593
Surplus	95,265	95,021
Treasury stock at cost, 408,178 shares at June 30, 2010 and
408,178 shares at December 31, 2009	(8,988)	(8,988)
Retained earnings	2,440	471
Accumulated other comprehensive loss, net of income tax	(1,012)	(1,947)
TOTAL SHAREHOLDERS’ EQUITY	115,983	119,509
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,477,263	$1,512,353

  *  Share data reflects the five percent common stock dividend declared on June 18, 2009, and issued August 3, 2009 to shareholders of record on July 9, 2009.
See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$12,756	$14,026	$25,731	$28,264
Interest on investment securities:
Taxable	542	270	1,056	512
Tax-exempt	123	228	264	458
Interest on securities available for sale:
Taxable	1,862	2,017	3,858	3,914
Tax-exempt	139	159	279	338
Interest-earning deposits	28	9	52	18
Total interest income	15,450	16,709	31,240	33,504
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	1,518	1,557	3,120	3,103
Interest on certificates of deposit over $100,000	419	1,151	924	2,531
Interest on other time deposits	684	1,487	1,496	3,197
Interest on borrowed funds	291	348	615	699
Interest on capital lease obligation	51	-	51	-
Total interest expense	2,963	4,543	6,206	9,530
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	12,487	12,166	25,034	23,974
Provision for loan losses	2,750	2,000	5,150	4,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,737	10,166	19,884	19,974

OTHER INCOME
Trust department income	2,686	2,550	5,050	4,882
Service charges and fees	691	607	1,348	1,202
Bank owned life insurance	219	214	416	428
Securities gains, net	2	108	2	113
Other income	188	293	443	467
Total other income	3,786	3,772	7,259	7,092
OPERATING EXPENSES
Salaries and employee benefits	5,704	5,430	11,413	10,964
Premises and equipment	2,588	2,171	4,960	4,260
Other expenses	2,713	3,594	5,162	5,495
Total operating expenses	11,005	11,195	21,535	20,719
INCOME BEFORE INCOME TAX EXPENSE	2,518	2,743	5,608	6,347
Income tax expense	762	813	1,727	1,935
NET INCOME	1,756	1,930	3,881	4,412
Dividends on preferred stock and accretion	324	428	1,034	633
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$1,432	$1,502	$2,847	$3,779
EARNINGS PER COMMON SHARE *
Basic	$0.16	$0.17	$0.32	$0.43
Diluted	$0.16	$0.17	$0.32	$0.43
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	8,783,615	8,714,913	8,781,203	8,712,703
Diluted	8,861,346	8,780,414	8,860,374	8,781,048
* Share data reflects the five percent common stock dividend declared on June 18, 2009, and issued August 3, 2009 to shareholders of record on July 9, 2009.
See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)
Six Months Ended June 30, 2010

						Accumulated
						Other
(In Thousands, Except	Common	Preferred		Treasury	Retained	Comprehensive
Per Share Data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total

Balance at January 1, 2010
8,723,488 Common Shares
Outstanding	$7,593	$27,359	$95,021	$(8,988)	$471	$(1,947)	$119,509

Comprehensive Income:
Net Income 2010					3,881		3,881
Unrealized Holding Gains on
Securities Arising During the
Period, Net of Amortization
(Net of Income Tax
Expense of $328)						936
Less: Reclassification
Adjustment for Gains
Included in Net Income (Net
of Income Tax Expense
of $1)						1
Net Unrealized Holding
Gains on Securities Arising
During the Period (Net of
Income Tax Expense
of $327)						935	935
Total Comprehensive Income							4,816
Issuance of Restricted Stock	47		(47)				-
Amortization of Restricted Stock			76				76
Redemption of Preferred Stock		(7,172)					(7,172)
Accretion of Discount on
Preferred Stock		446			(446)		-
Cash Dividends Declared on
Common Stock					(878)		(878)
Cash Dividends Declared on
Preferred Stock					(588)		(588)
Common Stock Option Expense			151				151
Sales of Shares (Dividend
Reinvestment Program)	5		64				69
Balance at June 30, 2010
8,785,022 Common Shares
Outstanding	$7,645	$20,633	$95,265	$(8,988)	$2,440	$(1,012)	$115,983

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income:	$3,881	$4,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,695	1,184
Amortization of premium and accretion of discount on securities, net	69	(58)
Amortization of restricted stock	76	-
Provision for loan losses	5,150	4,000
Provision for other real estate owned losses	-	265
Provision for deferred taxes	(559)	-
Tax benefit on stock option exercises	-	156
Stock-based compensation	151	153
Gains on security sales, available for sale	(2)	(109)
Gains on security sales, held to maturity	-	(4)
Loans originated for sale	(25,965)	-
Proceeds from sales of loans	26,238	29,492
Gains on loans sold	(273)	-
Gain on sale of other real estate owned	(15)	(16)
Loss on disposal of fixed assets	-	13
Increase in cash surrender value of life insurance, net	(380)	(385)
Increase in accrued interest receivable	(89)	(535)
(Increase)/decrease in other assets	(787)	617
Increase in accrued expenses and other liabilities	8,810	1,199
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,924	40,384
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	9,205	4,317
Proceeds from maturities of securities available for sale	19,094	19,735
Proceeds from calls of investment securities	11,458	580
Proceeds from calls of securities available for sale	99,326	1,329
Proceeds from sales of securities available for sale	1,763	-
Purchase of investment securities	(32,837)	(31,081)
Purchase of securities available for sale	(98,296)	(73,266)
Net increase/(decrease) in loans	19,795	(2,861)
Proceeds from sales of other real estate owned	335	262
Purchases of premises and equipment	(2,483)	(1,452)
Disposal of premises and equipment	-	2
NET CASH PROVIDED BY/ (USED IN) INVESTING ACTIVITIES	27,360	(82,435)
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(38,314)	58,345
Net decrease in other borrowings	-	(15,250)
Repayments of Federal Home Loan Bank advances	(8,157)	(2,620)
Gross proceeds from preferred stock and warrants	-	28,685
Redemption of preferred stock	(7,172)	-
Issuance costs of preferred stock	-	(112)
Cash dividends paid on preferred stock	(588)	(501)
Cash dividends paid on common stock	(878)	(1,764)
Exercise of stock options	-	1,041
Sales of shares (DRIP Program)	69	-
Increase in treasury shares associated with common stock options
exercised/purchase of treasury shares	-	(1,028)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(54,964)	66,796
Net (decrease)/increase in cash and cash equivalents	(9,680)	24,745
Cash and cash equivalents at beginning of period	79,972	26,889
Cash and cash equivalents at end of period	$70,292	$51,634
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,560	$10,191
Income taxes	3,120	2,887
Transfer of loans to other real estate owned	170	-
Acquisition of leased premises	6,097	-
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

For the three months ended June 30, 2010 and 2009, the Corporation recorded total compensation cost for share-based payment arrangements of $76 thousand for each three month period, with a recognized tax benefit of $12 thousand for the quarter ended June 30, 2010 and $6 thousand for the June 30, 2009 quarter.  For the six months ended June 30, 2010 and 2009, the Corporation recorded total compensation cost for share-based payment arrangements of $151 thousand and $153 thousand, respectively, with a recognized tax benefit of $25 thousand for the six months ended June 30, 2010 and $13 thousand for the six months ended June 30, 2009.

There was approximately $1.0 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at June 30, 2010.  That cost is expected to be recognized over a weighted average period of 1.8 years.

For the Corporation’s stock option plans, changes in options outstanding during the six months ended June 30, 2010 were as follows:

	Number	Exercise	Weighted	Aggregate
	of	Price	Average	Intrinsic
(Dollars in thousands except share data)	Shares	Per Share	Exercise Price	Value
Balance, January 1, 2010	557,882	$11.91-$31.60	$24.86
Granted	66,300	11.05-15.49	13.44
Forfeited	(37,735)	13.43-31.60	23.34
Balance, June 30, 2010	586,447	$11.05-$31.60	$23.67	$-
Vested and Expected to Vest (1)	573,703	$11.05-$31.60	$23.79	$-
Exercisable at June 30, 2010	451,617	$12.97-$31.60	$25.11	$-

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options).  The Corporation’s closing stock price on June 30, 2010, was $11.70; therefore, there was almost no intrinsic value in the stock options outstanding at that date.

There were no stock options exercised during the six months ended June 30, 2010; however, the aggregate intrinsic value of options exercised during the six months ended June 30, 2009 was $217 thousand.

The per share weighted-average fair value of stock options granted during the first six months of 2010 and 2009 for all plans was $7.89 and $7.85, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2010	2009
Dividend yield	1.30%	2.47%
Expected volatility	72%	50%
Expected life	7 years	7 years
Risk-free interest rate	2.94%	2.21%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, except per share data)	2010	2009	2010	2009

Net Income to Common Shareholders	$1,432	$1,502	$2,847	$3,779

Basic Weighted-Average Common
Shares Outstanding	8,783,615	8,714,913	8,781,203	8,712,703
Plus: Common Stock Equivalents	77,731	65,501	79,172	68,345
Diluted Weighted-Average Common
Shares Outstanding	8,861,346	8,780,414	8,860,375	8,781,048
Net Income Per Common Share
Basic	$0.16	$0.17	$0.32	$0.43
Diluted	0.16	0.17	0.32	0.43

Stock options and warrants with an exercise price below the Corporation’s market price equal to 674,584 and 643,380 shares were not included in the computation of diluted earnings per share in the second quarters of 2010 and 2009, respectively, because they were antidilutive to the earnings per share calculation.  Stock options and warrants with an exercise price below the Corporation’s market price equal to 729,370 and 629,877 shares were not included in the computation of diluted earnings per share in the six months ended June 30, 2010 and 2009, respectively, because they were antidilutive to the earnings per share calculation.

Income Taxes:  The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2007 or by New Jersey tax authorities for years prior to 2005.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at June 30, 2010.

Comprehensive Income:  Comprehensive income consists of net income and the change during the period in the Corporation’s net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses and net amortization of the unrealized loss on securities transferred to held to maturity from available for sale.  Total comprehensive income for the second quarter of 2010 was $2.6 million as compared to total comprehensive income of $2.3 million for the same quarter in 2009.  Total comprehensive income for the six months ended June 30, 2010 was $4.8 million and the total comprehensive income for the same period in 2009 was $5.2 million.

Reclassification:  Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2010 presentation.

2.  LOANS

Loans outstanding as of June 30, 2010 and December 31, 2009 consisted of the following:

		% of		% of
	June 30,	Total	December 31,	Total
(In thousands)	2010	Loans	2009	Loans
Residential mortgage	$430,021	44.8%	$452,641	46.0%
Commercial mortgage	280,513	29.2	279,595	28.4
Commercial loans	133,881	14.0	120,554	12.3
Construction loans	46,286	4.8	64,816	6.6
Home equity lines of credit	41,956	4.4	38,728	3.9
Consumer loans, including
fixed rate home equity loans	23,811	2.5	25,638	2.6
Other loans	2,788	0.3	1,565	0.2
Total loans	$959,256	100.0%	$983,537	100.0%

The following table presents the types of nonperforming loans at June 30, 2010 and December 31, 2009.  Nonperforming loans of $20.4 million at June 30, 2010 and $11.3 million at December 31, 2009 are considered and included in impaired loans, for the same respective periods.

	June 30,	Number of	December 31,	Number of
(Dollars in thousands)	2010	Relationships	2009	Relationships
Residential Mortgage	$3,954	13	$2,567	9
Commercial Mortgage	2,589	8	2,195	5
Commercial Loans	1,728	5	1,698	4
Construction Loans	12,741	2	5,035	1
Home Equity Lines of Credit	85	1	85	1
Consumer Loans	-	-	172	1
Total	$21,097	29	$11,752	21

The following table presents the types of troubled debt restructured loans at June 30, 2010 and December 31, 2009.  The commercial mortgage troubled debt restructured loans of $7.6 million at June 30, 2010 are all considered and included in impaired loans at June 30, 2010.  The commercial mortgage troubled debt restructured loans of $6.9 million at December 31, 2009 are all considered and included in impaired loans at December 31, 2009.  Troubled debt restructured loans were paying in accordance with restructured terms as of June 30, 2010 and December 31, 2009.

	June 30,	Number of	December 31,	Number of
(Dollars in thousands)	2010	Relationships	2009	Relationships
Residential Mortgage	$2,998	12	$4,186	17
Commercial Mortgage	7,615	3	6,937	2
Total	$10,613	15	$11,123	19

The following table presents the types of impaired loans at June 30, 2010 and December 31, 2009.  Impaired loans include non-performing loans of $20.4 million at June 30, 2010 and $11.3 million at December 31, 2009.  Impaired loans also include commercial mortgage troubled debt restructured loans of $7.6 million at June 30, 2010 and $6.9 million at December 31, 2009.

	June 30,	Number of		December 31,	Number of
(Dollars in thousands)	2010	Relationships		2009	Relationships
Residential Mortgage	$3,746	12		$2,479	8
Commercial Mortgage	25,456	18		21,382	10
Commercial Loans	4,754	11		5,426	12
Construction Loans	14,681	2		17,437	2
Home Equity Lines of Credit	85	1		85	1
Total	$48,722	44	(1)	$46,809	33
Specific Reserves, Included
in the Allowance for Loan
Losses	$2,082			$2,064

(1)	There are a total of 37 impaired relationships; however, several borrowers have multiple types of loans.

As of June 30, 2010, impaired loans totaling $36.6 million have no specific reserves, while impaired loans totaling $12.1 have specific reserves of $2.1 million.  At December 31, 2009, impaired loans totaling $35.7 million have no specific reserves, while impaired loans totaling $11.1 million have specific reserves of $2.1 million.

All troubled debt restructured loans and impaired loans are valued under Accounting by Creditors for Impairment of a Loan, codified as ASC 310.

The majority of problem loans are secured by real estate which has declined in value.

The Corporation has not made nor invested in subprime loans or “Alt-A” type mortgages.

3.  INVESTMENT SECURITIES HELD TO MATURITY

A summary of amortized cost and approximate fair value of investment securities held to maturity included in the consolidated statements of condition as of June 30, 2010 and December 31, 2009 follows:

	June 30, 2010
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Government-Sponsored Agencies	$36,705	$104	$(3)	$36,806
Mortgage-Backed Securities -
Residential	38,070	1,222	-	39,292
State and Political Subdivisions	16,818	295	(6)	17,107
Trust Preferred Pooled Securities	10,010	-	(1,820)	8,190
Total	$101,603	$1,621	$(1,829)	$101,395

	December 31, 2009
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Government-Sponsored Agencies	$16,200	$13	$(117)	$16,096
Mortgage-Backed Securities -
Residential	42,538	325	(18)	42,845
State and Political Subdivisions	20,646	361	-	21,007
Trust Preferred Pooled Securities	10,075	-	(2,196)	7,879
Total	$89,459	$699	$(2,331)	$87,827

The following tables present the Corporation’s investment securities held to maturity with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2010 and December 31, 2009.

	June 30, 2010
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored
Agencies	$4,997	$(3)	$-	$-	$4,997	$(3)
State & Political
Subdivisions	2,314	(6)	-	-	2,314	(6)
Trust Preferred
Pooled Securities	-	-	1,623	(1,820)	1,623	(1,820)
Total	$7,311	$(9)	$1,623	$(1,820)	$8,934	$(1,829)

	December 31, 2009
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored
Agencies	11,084	(117)	-	-	11,084	(117)
Mortgage-Backed
Securities -
Residential	$9,633	$(16)	$19	$(2)	$9,652	$(18)
Trust Preferred
Pooled Securities	1,258	(2,196)	-	-	1,258	(2,196)
Total	$21,975	$(2,329)	$19	$(2)	$21,994	$(2,331)

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

During 2010, to periodically assess the credit assumptions and related input data that could affect the fair value of each security, each quarter management compared actual deferrals and defaults to the assumed deferrals and defaults included in the valuation model.  Throughout the first half of 2010, actual deferrals and defaults were in line with assumptions.

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

Management has determined that any unrecognized losses on the U.S. government-sponsored agency securities and mortgage-backed securities held to maturity at June 30, 2010, are temporary and due to interest rate fluctuations and/or volatile market conditions, rather than the creditworthiness of the issuers.  The Corporation monitors creditworthiness of issuers periodically, including issuers of trust preferred securities on a quarterly basis.  The Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

4.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of June 30, 2010 and December 31, 2009 follows:

	June 30, 2010
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government-Sponsored
Agencies	$119,926	$708	$-	$120,634
Mortgage-Backed Securities -
Residential	105,244	5,223	(463)	110,004
State and Political Subdivisions	17,697	384	(42)	18,039
Other Securities	3,998	-	(1,151)	2,847
Marketable Equity Securities	1,535	1	(414)	1,122
Total	$248,400	$6,316	$(2,070)	$252,646

	December 31, 2009
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government Sponsored
Agencies	$129,748	$353	$(117)	$129,984
Mortgage-Backed Securities -
Residential	113,926	4,114	(576)	117,464
State and Political Subdivisions	18,830	304	(61)	19,073
Other Securities	3,998	-	(952)	3,046
Marketable Equity Securities	3,296	80	(459)	2,917
Total	$269,798	$4,851	$(2,165)	$272,484

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2010 and December 31, 2009.

	June 30, 2010
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities -
Residential	$2,748	$(90)	$3,403	$(373)	$6,151	$(463)
State and Political
Subdivisions	-	-	733	(42)	733	(42)
Other Securities	-	-	2,847	(1,151)	2,847	(1,151)
Marketable Equity
Securities	-	-	897	(414)	897	(414)
Total	$2,748	$(90)	$7,880	$(1,980)	$10,628	$(2,070)

	December 31, 2009
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Agencies	$34,170	$(117)	$-	$-	$34,170	$(117)
Mortgage-Backed
Securities -
Residential	5,388	(69)	7,118	(507)	12,506	(576)
State and Political
Subdivisions	980	(6)	720	(55)	1,700	(61)
Other Securities	-	-	2,046	(952)	2,046	(952)
Marketable Equity
Securities	-	-	1,508	(459)	1,508	(459)
Total	$40,538	$(192)	$11,392	$(1,973)	$51,930	$(2,165)

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers.  The Corporation does not intend to sell these securities nor is it likely it will be required to sell the securities before their anticipated recovery.  At June 30, 2010, the unrealized loss on the other securities is related to two trust preferred securities.  One, which was issued by a large bank holding company, has been affected by the turmoil in the financial markets and a merger that resulted in sharp declines in all of its securities.  The security continues to be rated investment grade by Moody’s.  Additionally, at June 30, 2010, the fair value of this security has improved from the fair value at December 31, 2009.  The other security is a single issuer trust preferred that has not been rated by a rating agency; however, Management has reviewed recent financial information for the company and based on such information Management believes the company is financially stable and well capitalized.  Neither security is currently considered other-than-temporarily impaired.

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $28.3 million and $36.5 million at June 30, 2010 and December 31, 2009, respectively, with a weighted average interest rate of 3.58 percent and 3.64 percent, respectively.  Advances totaling $4.0 million at June 30, 2010, have fixed maturity dates, while advances totaling $1.3 million were amortizing advances with monthly payments of principal and interest.  These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $105.3 million at June 30, 2010.

At June 30, 2010, the Corporation had $23.0 million in fixed rate advances that were initially noncallable for one, two or three years and then callable quarterly within final maturities of three to ten years.  These advances are secured by pledges of investment securities totaling $26.1 million at June 30, 2010.

There were no overnight borrowings at June 30, 2010 or at December 31, 2009.  There were no average overnight borrowings from the FHLB for the six months ended June 30, 2010, while overnight borrowings averaged $1.0 million with a weighted average interest rate of 0.47 percent for the six months ended June 30, 2009.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2010	4,000
2011	3,000
2012	5,000
2013	1,342
2014	-
Over 5 years	15,000
Total	$28,342

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended June 30, 2010 and 2009.

	Three Months Ended June 30, 2010
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,857	$630	$12,487
Noninterest income	1,067	2,719	3,786
Total income	12,924	3,349	16,273

Provision for loan losses	2,750	-	2,750
Salaries and benefits	4,364	1,340	5,704
Premises and equipment expense	2,395	193	2,588
Other noninterest expense	1,852	861	2,713
Total noninterest expense	11,361	2,394	13,755
Income before income tax expense	1,563	955	2,518
Income tax expense	478	284	762
Net income	$1,085	$671	$1,756

	Three Months Ended June 30, 2009
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,409	$758	$12,166
Noninterest income	1,171	2,600	3,771
Total income	12,580	3,358	15,938

Provision for loan losses	2,000	-	2,000
Salaries and benefits	4,301	1,129	5,430
Premises and equipment expense	1,971	200	2,171
Other noninterest expense	2,832	762	3,594
Total noninterest expense	11,104	2,091	13,195
Income before income tax expense	1,476	1,267	2,743
Income tax expense	436	377	813
Net income	$1,040	$890	$1,930

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30, 2010
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$23,593	$1,441	$25,034
Noninterest income	2,135	5,124	7,259
Total income	25,728	6,565	32,293

Provision for loan losses	5,150	-	5,150
Salaries and benefits	8,734	2,679	11,413
Premises and equipment expense	4,563	397	4,960
Other noninterest expense	3,608	1,554	5,162
Total noninterest expense	22,055	4,630	26,685
Income before income tax expense	3,673	1,935	5,608
Income tax expense	1,131	596	1,727
Net income	$2,542	$1,339	$3,881

Total assets at period end	$1,475,858	$1,405	$1,477,263

	Six Months Ended June 30, 2009
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$22,429	$1,545	$23,974
Noninterest income	2,127	4,965	7,092
Total income	24,556	6,510	31,066

Provision for loan losses	4,000	-	4,000
Salaries and benefits	8,674	2,290	10,964
Premises and equipment expense	3,885	374	4,259
Other noninterest expense	4,177	1,319	5,496
Total noninterest expense	20,736	3,983	24,719
Income before income tax expense	3,820	2,527	6,347
Income tax expense	1,165	770	1,935
Net income	$2,655	$1,757	$4,412

Total assets at period end	$1,457,234	$1,645	$1,458,879

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

The fair value of FHLB Advances is based on the contractual future cash flows discounted at the current FHLB market rates for similar term advances.

The following table summarizes carrying amounts and fair values for financial instruments for the periods indicated:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$70,292	$70,292	$79,972	$79,972
Investment Securities, Held to Maturity	101,603	101,395	89,459	87,827
Securities Available for Sale	252,646	252,646	272,484	272,484
Loans, Net of Allowance for
Loan Losses	945,400	946,755	970,345	974,143
Accrued Interest Receivable	4,533	4,533	4,444	4,444
Financial Liabilities:
Deposits	1,311,355	1,313,995	1,349,669	1,351,549
Capital Lease Obligation	6,148	6,148	-	-
Federal Home Loan Bank Advances	28,342	30,589	36,499	37,729
Accrued Interest Payable	1,042	1,042	1,447	1,447

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
	June 30,
	2010
Assets:
Available for Sale:
U.S. Government-Sponsored
Agencies	$120,634	$-	$120,634	$-
Mortgage-Backed Securities -
Residential	110,004	-	110,004	-
State and Political Subdivisions	18,039	-	18,039	-
Other Securities	2,847	-	2,847	-
Marketable Equity Securities	1,122	1,122	-	-
Total	$252,646	$1,122	$251,524	$-

	December 31,
	2009
Assets:
Available for Sale:
U.S. Government-Sponsored
Agencies	$129,984	$-	$129,984	$-
Mortgage-Backed Securities -
Residential	117,464	-	117,464	-
State and Political Subdivisions	19,073	-	19,073	-
Other Securities	3,046	-	3,046	-
Marketable Equity Securities	2,917	2,917	-	-
Total	$272,484	$2,917	$269,567	$-

Assets Measured on a Non-Recurring Basis

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
June 30,
2010
Assets:
Impaired Loans	$9,985	$-	$-	$9,985

December 31,
2009
Assets:

Impaired Loans	$9,001	$-	$-	$9,001

The impaired loan balances were compared to current appraisals of the underlying collateral to determine the current fair value.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $48.7 million, with a valuation allowance of $2.1 million at June 30, 2010.  At December 31, 2009, impaired loans had a carrying amount of $46.8 million, with a valuation allowance of $2.1 million.

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

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL:  The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s view of future interest income and net loans, management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities and market conditions.  These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms.  Actual results may differ materially from such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Corporation’s Form 10-K for the year ended December 31, 2009 and the following:

•	a continued or unexpected decline in the economy, in particular in our New Jersey market area;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	we may be unable to successfully grow our business;
•	we may be unable to manage our growth;
•	a continued or unexpected decline in real estate values within our market areas;
•
legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;

•	higher than expected FDIC insurance premiums;
•	lack of liquidity to fund our various cash obligations;
•	repurchase of our preferred shares issued under the Treasury’s Capital Purchase Program which will impact net income available to our common shareholders and our earnings per share;
•	further offerings of our equity securities may result in dilution of our common stock;
•	reduction in our lower-cost funding sources;
•	changes in accounting policies or accounting standards;
•	we may be unable to adapt to technological changes;
•	our internal controls and procedures may not be adequate to prevent losses;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary.  To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings or comprehensive income is recognized.  No impairment charges were recognized in the three months or six months ended June 30, 2010 and 2009.

EXECUTIVE SUMMARY:  For the quarter ended June 30, 2010, the Corporation recorded net income of $1.8 million as compared to $1.9 million for the same quarter of 2009, a decline of $174 thousand, or 9.0 percent.  Diluted earnings per common share, after giving effect for the preferred dividend, were $0.16 in the second quarter of 2010 as compared to $0.17 per diluted share for the same quarter of 2009.  The decrease in 2010 earnings per share was primarily due to an increase in the provision for loan losses and reduced gains from securities sales, which was offset by increased net interest income and increased income from the PGB Trust and Investment business.  Annualized return on average assets for the quarter was 0.47 percent and annualized return on average common equity was 6.06 percent for the three months ended June 30, 2010.

For the second quarters of 2010 and 2009, net interest income, on a fully tax-equivalent basis, was $12.7 million and $12.4 million, respectively, an increase of $246 thousand or 2.0 percent.  The net interest margin, on a fully tax-equivalent basis, was 3.64 percent and 3.71 percent, for the three months ended June 30, 2010 and 2009, respectively.

Average loans equaled $964.1 million for the second quarter of 2010, declining $68.6 million or 6.6 percent from $1.03 billion for the same quarter of 2009.  For the three months ended June 30, 2010 and 2009, the yield on loans was 5.30 percent and 5.44 percent, respectively, reflecting a decline of 14 basis points.

For the second quarter of 2010, average deposits rose $46.9 million or 3.7 percent to $1.33 billion over the levels of the same quarter in 2009.  Average costs of interest-bearing deposits were 0.94 percent and 1.55 percent in the three months ended June 30, 2010 and 2009, respectively, reflecting a decline of 61 basis points.

The Corporation recorded net income of $3.9 million and $4.4 million for the six months ended June 30, 2010 and 2009, respectively, a decline of $531 thousand or 12.0 percent.  Diluted earnings per common share, after giving effect for the preferred dividend, were $0.32 for the first six months of 2010 as compared to $0.43 per diluted share for the same period of 2009.  The decrease in the year-to-date earnings per share was primarily due to an increase in the provision for loan losses and an increase in dividends on preferred stock and accretion due to the repayment of $7.2 million of preferred shares previously issued under the Treasury’s CPP.  These increases to expense were partially offset by increased net interest income and increased income from the PGB Trust and Investment business.  Annualized return on average assets for the year-to-date period was 0.52 percent and annualized return on average common equity was 6.09 percent for the six months ended June 30, 2010.

Net interest income, on a fully tax-equivalent basis, was $25.4 million for the six months ended June 30, 2010, an increase of $906 thousand or 3.7 percent from the same period in 2009.  For the six months ended June 30, 2010 and 2009, the net interest margin, on a fully tax-equivalent basis, was 3.66 percent and 3.70 percent, respectively.

For the six months ended June 30, 2010, total loans averaged $971.2 million, declining $69.0 million or 6.6 percent from $1.04 billion for the same period of 2009.  The yield on loans was 5.31 percent for the first six months of 2010, declining 13 basis points from the same 2009 year-to-date period.

Average deposits totaled $1.33 billion for the first six months of 2010 as compared to $1.26 billion for the same period of 2009, rising $65.9 million or 5.2 percent from the 2009 period.  Average costs of interest-bearing deposits were 0.99 percent and 1.66 percent in the six months ended June 30, 2010 and 2009, respectively, reflecting a decline of 67 basis points from the 2009 period.

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

EARNINGS ANALYSIS

NET INTEREST INCOME:  The Corporation recorded net interest income, on a tax-equivalent basis, of $12.7 million for the three months ended June 30, 2010, as compared to $12.4 million for the same quarter of 2009, an increase of $246 thousand or 2.0 percent.  For the second quarters of 2010 and 2009, the net interest margin, on a fully tax-equivalent basis, was 3.64 percent and 3.71 percent, respectively, a decline of seven basis points.  The increase in net interest income is primarily the result of growth in the investment portfolio funded by growth in lower-costing core deposits coupled with run-off of higher-costing certificates of deposit.

For the quarter ended June 30, 2010, average investments, federal funds sold and interest-earning deposits increased to $426.4 million, reflecting an increase of $120.2 million or 39.3 percent.  The growth in these categories is the result of deposit inflows and loan and mortgage-backed security principal pay downs which exceeded loan demand.

Average loans declined $68.6 million, or 6.6 percent, when compared to the second quarter of 2009, averaging $964.1 million for the second quarter of 2010.  The Corporation has opted to sell its longer-term, fixed-rate 1-4 family mortgage production as an interest rate risk management strategy in the lower rate environment and loan payments have outpaced originations maintained in the portfolio, resulting in a decline in the average residential mortgage loan portfolio of $53.2 million or 10.9 percent when comparing the second quarters of 2010 and 2009.  For the second quarters of 2010 and 2009, the commercial mortgage loan portfolio averaged $280.9 million and $275.4 million, respectively, an increase of $5.5 million or 2.0 percent.  The average commercial loan portfolios declined $23.6 million to $181.6 million from the second quarter of 2009 compared to the same quarter of 2010.  The average home equity portfolio totaled $40.8 million for the three months ended June 30, 2010, an increase of $6.5 million or 18.9 percent, over the same quarter of 2009.  The Corporation has focused on the origination of these higher-yielding, shorter-maturity loans during the past year.  The Corporation seeks to lend to quality borrowers in all loan categories; however, in the past year, loan demand has been scarce and loan pay downs have outpaced originations in almost all categories.

For the second quarter of 2010, deposits averaged $1.33 billion as compared to $1.28 billion for the same period in 2009, an increase of $46.9 million, or 3.7 percent.  Interest-bearing checking accounts averaged $254.0 million for the second quarter of 2010, an increase of $60.8 million or 31.4 percent from the same period in 2009 due to the Corporation’s focus on core deposit growth.  Much of this growth in checking is due to the Ultimate Checking product, which provides customers with a low-cost checking product and a higher yield for larger balances.  Money market accounts averaged $510.6 million and $414.1 million for the three months ended June 30, 2010 and 2009, respectively, an increase of $96.5 million or 23.3 percent.  In a lower or uncertain interest rate environment, certain customers tend to “park” funds in money market accounts resulting in increases to the money market balances.  Average savings accounts totaled $76.1 million for the second quarter of 2010, rising $5.3 million or 7.5 percent since the second quarter of 2009.  Average non-interest bearing demand deposits increased $16.6 million, or 8.4 percent for the same quarter of 2010, when compared to the second quarter of 2009 to $214.2 million.  Certificates of deposit averaged $274.2 million and $406.5 million for the three months ended June 30, 2010 and 2009, respectively, declining $132.3 million or 32.5 percent.  Higher costing certificates of deposit have declined as the Corporation has opted not to pay higher rates on maturing certificates of deposit, as the Corporation believes it has ample liquidity from core deposits and principal pay downs on loans.  Average borrowings at the Federal Home Loan Bank decreased $6.5 million to $32.4 million for the second quarter of 2010 as compared to the same period a year ago, as borrowings continue to mature.

On a tax-equivalent basis, average yields on interest-earning assets declined 57 basis points to 4.50 percent for the second quarter of 2010, from 5.07 percent for the same quarter of 2009.  For the three months ended June 30, 2010, average yields earned on investment securities declined 101 basis points to 3.16 percent as compared to the same prior year period.  For the second quarters of 2010 and 2009, average yields on the loan portfolio were 5.30 percent and 5.44 percent, respectively, a 14 basis point decline.

The cost of funds, including the effect of noninterest bearing demand deposits, was 0.87 percent and 1.38 percent for the three months ended June 30, 2010 and 2009, respectively, decreasing 51 basis points.  For the second quarter of 2010, the average cost of interest-bearing deposits was 0.94 percent, declining 61 basis points from the same quarter of 2009.  The cost of money market products averaged 0.80 percent for the three months ended June 30, 2010, declining 29 basis points, while certificates of deposit costs averaged 1.61 percent, declining 99 basis points, each as compared to the same quarter of 2009.

For the first six months of 2010, the Corporation recorded net interest income, on a tax-equivalent basis, of $25.4 million as compared to $24.5 million for the same quarter of 2009, an increase of $906 thousand or 3.7 percent.  The net interest margin, on a fully tax-equivalent basis, was 3.66 percent and 3.70 percent, for the six months ended June 30, 2010 and 2009, respectively, a decline of four basis points.  The increase in net interest income is primarily the result of growth in the investment portfolio funded by growth in lower-costing core deposits coupled with run-off of higher-costing certificates of deposit.

Average investments, federal funds sold and interest-earning deposits totaled $417.3 million for the first six months of 2010, increasing $135.3 million or 48.0 percent.  The growth in these categories is the result of deposit inflows and loan and mortgage-backed security principal pay downs which exceeded loan demand.

For the six months ended June 30, 2010, average loans declined $69.0 million, or 6.6 percent, to $971.2 million when compared to the same 2009 period.  The average residential mortgage loan portfolio declined $52.9 million or 10.7 percent to $442.6 million, as the Corporation has opted to sell its longer-term, fixed-rate production as an interest rate risk management strategy in the lower rate environment and loan payments have outpaced originations put into the portfolio.   For the first six months of 2010 and 2009, the commercial mortgage loan portfolio averaged $281.0 million and $274.7 million, respectively, an increase of $6.3 million or 2.3 percent from the 2009 period to the 2010 period.  The commercial loan portfolios averaged $182.2 million for the first six months of 2010 as compared to $207.6 million for the same period of 2009, declining $25.3 million, or 12.2 percent.  The average home equity portfolio totaled $39.9 million for the six months ended June 30, 2010, an increase of $6.7 million or 20.3 percent, over the same periods of 2009.  As noted above, the Corporation has focused on the origination of these higher-yielding, shorter-maturity loans during the past year and loan demand has been scarce as loan pay downs have outpaced origination in almost all categories of loans.  The Corporation seeks to lend to quality borrowers in all loan categories; however, in the past year, loan demand has been scarce and loan pay downs have outpaced originations in almost all categories.

Average deposits totaled $1.33 billion for the six months ended June 30, 2010 as compared to $1.26 billion for the same period in 2009, an increase of $65.9 million, or 5.2 percent.  The Corporation continues to focus on core deposit growth, resulting in increases in average interest-bearing checking accounts, particularly the Ultimate Checking product, for the first six months of 2010 of $65.5 million or 36.2 percent from the same period in 2009.  In addition, average money market accounts grew $104.8 million, or 26.3 percent, to $502.7 million for the six months ended June 30, 2010 as compared to the same period of 2009 as certain customers tend to “park” funds in money market accounts in a lower interest rate environment.  For the first six months of 2010 and 2009, average savings accounts totaled $75.6 million and $69.5 million, respectively, increasing $6.2 million or 8.9 percent since the 2009 period.  Average non-interest bearing demand deposits increased $16.3 million, or 8.3 percent, when compared to the first six months of 2009 to $211.1 million for the same period of 2010.  For the six months ended June 30, 2010, certificates of deposit averaged $289.9 million, declining $126.8 million or 30.4 percent.  Higher costing certificates of deposit have declined as the Corporation has opted not to pay higher rates on maturing certificates of deposit, as the Corporation believes it has ample liquidity from core deposits and principal pay downs on loans.  For the first six months of 2010, average borrowings at the Federal Home Loan Bank totaled $34.3 million, a decline of $5.9 million, or 14.8 percent, as borrowings continue to mature.

Average yields on interest-earning assets, on a tax-equivalent basis, declined 60 basis points to 4.55 percent for the first six months of 2010, from 5.15 percent for the same period of 2009.  Average yields earned on investment securities declined 128 basis points to 3.21 percent for the six months ended June 30, 2010 as compared to the same prior year period.  Average yields on the loan portfolio were 5.31 percent for the first six months of 2010 as compared to 5.44 percent for the same period of 2009, a 13 basis point decline.

The cost of funds, including the effect of noninterest-bearing demand, was 0.91 percent and 1.47 percent for the six months ended June 30, 2010 and 2009, respectively, decreasing 56 basis points.  For the first six months of 2010, the average cost of interest-bearing deposits was 0.99 percent, declining 67 basis points from the same 2009 period.  The cost of money market products averaged 0.85 percent for the six months ended June 30, 2010, declining 31 basis points, while certificates of deposit costs averaged 1.67 percent, declining 108 basis points, each as compared to the same period of 2009.

The effect of the declining rate environment on market rates and the Corporation’s repricing of its assets and liabilities contributed to the decline in yields and costs of the Corporation’s interest-bearing assets and liabilities.

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Three Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	June 30, 2010			June 30, 2009
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$321,887	$2,404	2.99%	$229,392	$2,287	3.99%
Tax-exempt (1) (2)	35,111	420	4.78	49,031	618	5.05
Loans (2) (3)	964,070	12,774	5.30	1,032,665	14,046	5.44
Federal funds sold	201	-	0.22	200	-	0.20
Interest-earning deposits	69,245	28	0.16	27,574	9	0.13
Total interest-earning assets	1,390,514	$15,626	4.50%	1,338,862	$16,960	5.07%
Noninterest -earning assets:
Cash and due from banks	8,478			31,381
Allowance for loan losses	(14,075)			(9,853)
Premises and equipment	30,675			26,890
Other assets	68,786			55,486
Total noninterest-earning assets	93,964			103,904
Total assets	$1,484,378			$1,442,766

LIABILITIES:
Interest-bearing deposits:
Checking	$254,018	$420	0.66%	$193,245	$349	0.72%
Money markets	510,589	1,019	0.80	414,082	1,127	1.09
Savings	76,092	79	0.42	70,802	81	0.46
Certificates of deposit	274,240	1,103	1.61	406,518	2,638	2.60
Total interest-bearing deposits	1,114,939	2,621	0.94	1,084,647	4,195	1.55
Borrowings	32,403	291	3.59	38,925	348	3.58
Capital lease obligation	2,019	51	10.09	-	-	-
Total interest-bearing liabilities	1,149,361	2,963	1.03	1,123,572	4,543	1.62
Noninterest bearing liabilities
Demand deposits	214,198			197,565
Accrued expenses and
other liabilities	5,667			5,438
Total noninterest-bearing
liabilities	219,865			203,003
Shareholders’ equity	115,152			116,191
Total liabilities and
shareholders’ equity	$1,484,378			$1,442,766
Net Interest income
(tax-equivalent basis)		12,663			12,417
Net interest spread			3.47%			3.45%
Net interest margin (4)			3.64%			3.71%
Tax equivalent adjustment		(176)			(251)
Net interest income		$12,487			$12,166

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet
Unaudited
Six Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	June 30, 2010			June 30, 2009
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$323,623	$4,914	3.04%	$204,487	$4,426	4.33%
Tax-exempt (1) (2)	36,448	869	4.77	49,501	1,272	5.14
Loans (2) (3)	971,231	25,768	5.31	1,040,246	28,304	5.44
Federal funds sold	201	-	0.21	200	-	0.20
Interest-earning deposits	56,986	52	0.18	27,813	18	0.13
Total interest-earning assets	1,388,489	$31,603	4.55%	1,322,247	$34,020	5.15%
Noninterest -earning assets:
Cash and due from banks	8,406			25,571
Allowance for loan losses	(13,925)			(9,733)
Premises and equipment	29,341			26,872
Other assets	68,817			54,945
Total noninterest-earning assets	92,639			97,655
Total assets	$1,481,128			$1,419,902

LIABILITIES:
Interest-bearing deposits:
Checking	$246,195	$826	0.67%	$180,712	$646	0.71%
Money markets	502,673	2,138	0.85	397,898	2,298	1.16
Savings	75,642	156	0.41	69,452	159	0.46
Certificates of deposit	289,860	2,420	1.67	416,708	5,728	2.75
Total interest-bearing deposits	1,114,370	5,540	0.99	1,064,770	8,831	1.66
Borrowings	34,336	615	3.58	40,278	699	3.47
Capital lease obligation	1,015	51	10.03	-	-	-
Total interest-bearing liabilities	1,149,721	6,206	1.08	1,105,048	9,530	1.72
Noninterest bearing liabilities
Demand deposits	211,138			194,880
Accrued expenses and
other liabilities	5,877			5,954
Total noninterest-bearing
liabilities	217,015			200,834
Shareholders’ equity	114,392			114,020
Total liabilities and
shareholders’ equity	$1,481,128			$1,419,902
Net Interest income
(tax-equivalent basis)		25,397			24,490
Net interest spread			3.47%			3.43%
Net interest margin (4)			3.66%			3.70%
Tax equivalent adjustment		(363)			(516)
Net interest income		$25,034			$23,974

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include non-accrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME:  Excluding fee income from PGB Trust and Investments, other income totaled $1.1 million for each of the three months ended June 30, 2010 and 2009.  Fee income earned on the sale of mortgage loans at origination decreased as there were fewer mortgage originations in 2010; the effect of which was partially offset by a greater targeted sale price for originations in 2010.  The second quarter of 2010 included increased income from overdraft and NSF charges, when compared to the same quarter of 2009.

For the six months ended June 30, 2010, the Corporation recorded other income, excluding fee income from PGB Trust and Investments, of $2.2 million, an increase of $110 thousand or 5.2 percent over the amount recorded in the first half of 2009.  Fee income earned on the sale of mortgage loans at origination decreased by $60 thousand or 18.0 percent to $273 thousand when comparing the first half of 2010 to the same period in 2009 due to fewer mortgage originations in the 2010 period.  Service charges, including overdraft and NSF charges, totaled $1.2 million and $1.1 million for the first six months 2010 and 2009, respectively, an increase of $150 thousand or 14.3 percent from the 2009 period.

OPERATING EXPENSES:  Operating expenses for the second quarter of 2010 totaled $11.0 million, a decrease of $190 thousand or 1.7 percent when compared to the $11.2 million recorded in the same quarter of 2009.  The decrease was principally due to decreased FDIC insurance expense, due to an industry wide special FDIC insurance premium assessed in the second quarter of 2009.  Salary and benefit expense recorded in the second quarter of 2010 was $5.7 million as compared to $5.4 million for the same 2009 period, increasing by $274 thousand or 5.0 percent.  Premises and equipment expenses totaled $2.6 million and $2.2 million for the second quarters of 2010 and 2009, respectively, increasing $417 thousand or 19.2 percent.  Since the second quarter of 2009, the Corporation added a new branch, a trust office and a new corporate headquarters.   The Corporation also experienced an increase in employee benefit expense.

For the first half of 2010, operating expenses totaled $21.5 million as compared to $20.7 million for the same 2009 period, an increase of $816 thousand or 3.9 percent.  Salaries and benefits expense totaled $11.4 million and $11.0 million for the six months ended June 30, 2010 and 2009, respectively, an increase of $449 thousand or 4.1 percent.  For the six months ended June 30, 2010, premises and equipment expense totaled $5.0 million, an increase of $701 thousand or 16.5 percent.  As noted above, the Corporation has occupied three new offices in the past year, increasing occupancy expenses, including rent expense, depreciation expense and utilities expenses.  These increases were offset by a decrease in FDIC insurance expense as 2009 year to date expense included the industry wide special FDIC insurance premium assessed in the second quarter of 2009.

The following table presents the components of other expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Salaries and employee benefits	$5,704	$5,430	$11,413	$10,964
Premises and equipment	2,588	2,171	4,960	4,259
FDIC assessment	552	1,378	1,138	1,750
Professional and legal fees	377	398	701	694
Trust department expense	367	226	563	362
Advertising	221	255	388	411
Telephone	165	140	301	250
Stationery and supplies	113	130	204	230
Postage	84	98	192	198
Loan Expense	39	-	153	17
Provision for OREO losses	-	265	-	265
Other expense	795	704	1,522	1,319
Total other expense	$11,005	$11,195	$21,535	$20,719

PGB TRUST AND INVESTMENTS:  PGB Trust and Investments, a division of the Bank, has served in the roles of executor and trustee while providing investment management, custodial, tax, retirement and financial services to its growing client base.  Officers from PGB Trust and Investments are available to provide trust and investment services at the Bank’s new corporate headquarters in Bedminster, New Jersey, and its Clinton, Morristown and Summit, New Jersey branches as well as at an office located in Bethlehem, Pennsylvania.

The market value of trust assets under administration for PGB Trust and Investments was approximately $1.83 billion at June 30, 2010.

For the second quarter of 2010 and 2009, PGB Trust and Investments generated fee income of $2.7 million and $2.5 million, respectively, an increase of $136 thousand or 5.3 percent.  PGB Trust and Investments generated fee income of $5.1 million for the six months ended June 30, 2010 as compared to $4.9 million for the same period of 2009, an increase of $158 thousand, or 3.4 percent.  The increase reflects increased fees due to increased business, as well as an increase in market values on assets under management, on which the investment management fees are based, partially offset by a reduction of certain fees earned on placement of funds in money market instruments, due to the reduced interest rate environment.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Trust Division, other expenses relative to PGB Trust and Investments was $2.4 million and $2.1 million for the second quarters of 2010 and 2009, respectively, an increase of $303 thousand or 14.5 percent.  Salaries and benefits expense rose $211 thousand, or 18.7 percent, for the second quarter of 2010 when compared to the same period in 2009.  Also, during these same time periods, other expenses rose $99 thousand.

Other expenses for PGB Trust and Investments for the six months ended June 30, 2010 was $4.6 million as compared to $4.0 million for the same period of 2009, an increase of $647 thousand, or 16.2 percent.  Salaries and benefits expense was $2.7 million and $2.3 million for the first half of 2010 and 2009, respectively, an increase of $389 thousand, or 17.0 percent.  Other expenses totaled $1.9 million for the year to date 2010, an increase of $258 thousand, or 15.2 percent.  A portion of the increased expenses for both time periods related to the opening of the new trust office in Bethlehem, Pennsylvania in June 2009, as well as expenses related to a new operating system, which the division began using in May 2010.

The Trust Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NON-PERFORMING ASSETS:  Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets.  These assets totaled $21.3 million and $12.1 million at June 30, 2010 and December 31, 2009 respectively.  Non-performing loans have increased during the second quarter of 2010 due to one commercial customer relationship, consisting of three construction loans totaling $6.7 million, after charge-offs recorded for the quarter.  This increase in non-performing loans caused a decrease in the Corporation’s allowance for loan losses as a percentage of non-performing loans as shown in the subsequent table.

The following table sets forth asset quality data on the dates indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009

Loans past due over 90 days
and still accruing	$736	$638	$496	$1,118	$104
Non-accrual loans	20,361	12,200	11,256	13,082	12,998
Other real estate owned	210	40	360	680	700
Total non-performing assets	$21,307	$12,878	$12,112	$14,880	$13,802

Troubled debt restructured loans	$10,613	$11,817	$11,123	$18,671	$7,766

Loans past due 30 through 89 days
and still accruing	$9,444	$10,056	$6,015	$7,362	$5,524

Non-performing loans as a % of
total loans	2.20%	1.32%	1.19%	1.41%	1.28%
Non-performing assets as a % of
total assets	1.44%	0.87%	0.80%	1.00%	0.95%
Non-performing assets as a % of
total loans plus other real
estate owned	2.22%	1.33%	1.23%	1.48%	1.35%
Allowance for loan losses as a %
of total loans	1.44%	1.41%	1.34%	1.28%	1.08%
Allowance for loan losses as a %
of non-performing loans	65.68%	106.87%	112.25%	91.18%	84.37%

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES:  The provision for loan losses was $2.7 million for the second quarter of 2010 as compared to $2.0 million for the same period of 2009 and $5.2 million for the first six months of 2010 and $4.0 million for the same period of 2009.  The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.  The higher provision reflects the increased percentage of commercial credits in relation to the entire loan portfolio as well as increases in loan delinquencies.  Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.  In addition, Management has determined a higher provision is warranted in the second quarter of 2010 compared to the second quarter of 2009 because of the increase in nonperforming loans and the continued weakness in the housing markets and the overall economy.

A summary of the allowance for loan losses for the six month periods ended June 30, 2010 and 2009 follows:

(In thousands)	2010	2009
Balance, January 1,	$13,192	$9,688
Provision charged to expense	5,150	4,000
Charge-offs	(4,542)	(2,639)
Recoveries	56	5
Balance, June 30,	$13,856	$11,054

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009

Allowance for loan losses:
Beginning of period	$13,720	$13,192	$12,947	$11,054	$9,762
Provision for loan losses	2,750	2,400	2,950	2,750	2,000
Charge-offs, net	(2,614)	(1,872)	(2,705)	(857)	(708)
End of period	$13,856	$13,720	$13,192	$12,947	$11,054

INCOME TAXES:  For the second quarters of 2010 and 2009, income tax expense as a percentage of pre-tax income was 30 percent.  Pre-tax income decreased from $2.7 million for the second quarter of 2009 to $2.5 million for the same period in 2010.  For the six months ended June 30, 2010, income tax expense as a percentage of pre-tax income was 31 percent as compared to 30 percent for the same six month period of 2009.

CAPITAL RESOURCES:  At June 30, 2010, total shareholders’ equity was $116.0 million as compared to $119.5 million at December 31, 2009.  The primary reason for the decrease is the Corporation’s partial redemption of preferred stock previously issued under the U.S. Treasury’s Capital Purchase Plan in January 2010, described fully in Note 8 to the Consolidated Financial Statements.

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies.  Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles.  The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss.  At June 30, 2010, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 12.28 percent and 13.53 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines.  The Corporation’s leverage ratio at June 30, 2010, was 7.85 percent, in excess of the well-capitalized standard of 5.0 percent.

LIQUIDITY:  Liquidity refers to an institution’s ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations.  Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management believes that the Corporation’s liquidity position is sufficient to meet future needs.  Cash and cash equivalents, interest earning deposits and federal funds sold totaled $70.3 million at June 30, 2010.  In addition, the Corporation has $252.6 million in securities designated as available for sale.  These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below.  Carrying value as of June 30, 2010, of investment securities and securities available for sale maturing within one year totals $16.7 million.

The primary source of funds available to meet liquidity needs is the Corporation’s core deposit base, which excludes certificates of deposit greater than $100 thousand.  As of June 30, 2010, core deposits equaled $1.21 billion.

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

In December 2007, the FASB enhanced existing guidance for the use of the acquisition method of accounting (formerly the purchase method) for all business combinations, for an acquirer to be identified for each business combination and for intangible assets to be identified and recognized separately from goodwill.  An entity in a business combination is required to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, there were changes in requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  Disclosure requirements for business combinations were also enhanced.  The impact of adoption on January 1, 2009 was not material.  In April 2009, the FASB issued amended clarifying guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The impact of adoption on January 1, 2009 was not material. In January 2010, the FASB issued amended clarifying guidance addressing implementation issues related to the changes in ownership provisions. The impact of adoption on January 1, 2010 was not material.

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

In June 2010, the FASB amended existing guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, and address the subordination of one financial instrument to another. Under the amended guidance, the cash flows associated with a typical collateralized debt obligation that are allocated first to senior tranches, and subsequently to subordinated tranches as available, would result in an embedded credit derivative as the cash flows to the lower tranches are subordinated to the more senior tranches.  Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  In initially adopting the amended guidance, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset.  The election must be made on an instrument-by-instrument basis at the beginning of the fiscal quarter of initial adoption.  However, an entity must perform an impairment analysis of the investment before the initial adoption of the amendments.  This amended guidance is effective at the beginning of an entity’s first fiscal quarter beginning after June 15, 2010.  The Corporation is currently evaluating the impact of this guidance on the results of operations.

In July 2010, the FASB issued an Accounting Standards Update (“ASU”), “Receivables: Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  The objective of this ASU is for an entity to provide disclosures that facilitate financial statement users’ evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.  An entity should provide disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The ASU makes changes to existing disclosure requirements and includes additional disclosure requirements about financing receivables, including credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The Corporation expects the adoption to be disclosure related only and have no impact on the results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2010).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2010 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 other than the following:

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including the Corporation and the Bank.  The Act is likely to increase our regulatory compliance burden.  However, it is too early for us to fully assess the full impact of the Act on our business, financial condition or results of operations in part because many of the Act’s provisions require subsequent regulatory rulemaking.

Among the Act’s significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection.   The Bureau has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws.  Moreover, the Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau.  The Act also changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank.  We expect the Bureau and these other changes will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.

The Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital.  These restrictions may limit our future capital strategies.  The Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10.0 billion of assets, such as the Corporation and the Bank, the changes resulting from the legislation will impact our business.  These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Regulatory changes may reduce our fee income.

On July 6, 2010 final rules implemented by the Federal Reserve took effect which impose overdraft and interchange fee restrictions and may reduce our non-interest income.  The new rules prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one time debit card transactions, unless a consumer consents to the overdraft service for those types of transactions.  While these changes may reduce our non-interest income, we cannot quantify the impact of this regulatory change until our customers determine whether to “opt in” to our standard overdraft practice.

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

10.3
Executive officer compensation limitation in connection with the Securities Purchase Agreement that provides for the Registrant’s participation in the Capital Purchase Program under the Treasury’s Troubled Assets Relief Program, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed on May 7, 2010.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 9, 2010	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: August 9, 2010	By: /s/ Jeffrey J. Carfora
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

10.3
Executive officer compensation limitation in connection with the Securities Purchase Agreement that provides for the Registrant’s participation in the Capital Purchase Program under the Treasury’s Troubled Assets Relief Program, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q as filed on May 7, 2010.

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