Form 10-Q
period 2010-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2010-11-09
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarter Ended September 30, 2010

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
Large accelerated filer ___	Accelerated filer X
Non-accelerated filer (do not check if a smaller reporting company)__	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes__ No X.

Number of shares of Common Stock outstanding as of November 1, 2010:
8,788,327

PEAPACK-GLADSTONE FINANCIAL CORPORATION
PART 1  FINANCIAL INFORMATION

PART 2  OTHER INFORMATION

Item 1A	Risk Factors	Page 38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 39
Item 6	Exhibits	Page 39

Item 1.  Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$9,935	$7,864
Federal funds sold	100	201
Interest-earning deposits	84,566	71,907
Total cash and cash equivalents	94,601	79,972

Investment securities held to maturity (approximate fair
value $101,758 in 2010 and $87,827 in 2009)	102,032	89,459
Securities available for sale	246,334	272,484
FHLB and FRB Stock, at cost	4,623	5,315

Loans	944,391	983,537
Less: Allowance for loan losses	14,025	13,192
Net Loans	930,366	970,345

Premises and equipment	33,901	27,911
Other real estate owned	1,000	360
Accrued interest receivable	4,594	4,444
Cash surrender value of life insurance	26,877	26,292
Deferred tax assets, net	23,903	23,522
Other assets	12,030	12,249
TOTAL ASSETS	$1,480,261	$1,512,353

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$219,700	$216,127
Interest-bearing deposits:
Checking	255,665	255,058
Savings	78,819	73,866
Money market accounts	525,264	458,303
Certificates of deposit $100,000 and over	85,703	147,138
Certificates of deposit less than $100,000	155,268	199,177
Total deposits	1,320,419	1,349,669
Federal Home Loan Bank advances	24,234	36,499
Capital lease obligation	6,226	-
Accrued expenses and other liabilities	11,903	6,676
TOTAL LIABILITIES	1,362,782	1,392,844

SHAREHOLDERS’ EQUITY *
Preferred stock (no par value; authorized 500,000 shares; issued 21,513 shares at September 30, 2010 and 28,685 at December 31, 2009;
liquidation preference of $1,000 per share)	20,689	27,359
Common stock (no par value; $0.83 per share; authorized 21,000,000 shares; issued shares, 9,196,505 at September 30, 2010 and 9,131,666 at December 31, 2009; outstanding shares, 8,788,327 at September
30, 2010 and 8,723,488 at December 31, 2009)	7,647	7,593
Surplus	95,416	95,021
Treasury stock at cost, 408,178 shares at September 30, 2010 and
408,178 shares at December 31, 2009	(8,988)	(8,988)
Retained earnings	3,581	471
Accumulated other comprehensive loss, net of income tax	(866)	(1,947)
TOTAL SHAREHOLDERS’ EQUITY	117,479	119,509
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,480,261	$1,512,353

    *  Share data reflects the five percent common stock dividend declared on June 18, 2009, and issued August 3, 2009 to shareholders of record on July 9, 2009.
See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$12,455	$13,502	$38,186	$41,764
Interest on investment securities:
Taxable	482	421	1,538	933
Tax-exempt	103	237	367	695
Interest on securities available for sale:
Taxable	1,748	2,041	5,607	5,955
Tax-exempt	136	153	415	492
Interest-earning deposits	50	25	102	44
Total interest income	14,974	16,379	46,215	49,883
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	1,326	1,598	4,446	4,701
Interest on certificates of deposit over $100,000	374	909	1,298	3,423
Interest on other time deposits	612	1,286	2,108	4,500
Interest on borrowed funds	223	336	838	1,035
Interest on capital lease obligation	77	-	128	-
Total interest expense	2,612	4,129	8,818	13,659
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	12,362	12,250	37,397	36,224
Provision for loan losses	2,000	2,750	7,150	6,750

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,362	9,500	30,247	29,474
OTHER INCOME
Trust department income	2,254	2,200	7,303	7,082
Service charges and fees	709	609	2,057	1,812
Bank owned life insurance	228	240	644	668
Securities gains/(losses), net	126	(2)	128	111
Other-than-temporary impairment charge on equity securities	(360)	-	(360)	-
Other income	266	288	709	754
Total other income	3,223	3,335	10,481	10,427
OPERATING EXPENSES
Salaries and employee benefits	5,647	5,622	17,060	16,585
Premises and equipment	2,416	2,185	7,376	6,444
Other expenses	2,823	3,133	7,985	8,629
Total operating expenses	10,886	10,940	32,421	31,658
INCOME BEFORE INCOME TAX EXPENSE	2,699	1,895	8,307	8,243
Income tax expense	793	583	2,520	2,519
NET INCOME	1,906	1,312	5,787	5,724
Dividends on preferred stock and accretion	326	430	1,360	1,063
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$1,580	$882	$4,427	$4,661
EARNINGS PER COMMON SHARE *
Basic	$0.18	$0.10	$0.50	$0.53
Diluted	$0.18	$0.10	$0.50	$0.53
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	8,786,782	8,716,346	8,783,083	8,713,931
Diluted	8,866,731	8,774,671	8,857,588	8,774,382

* Share data reflects the five percent common stock dividend declared on June 18, 2009, and issued August 3, 2009 to shareholders of record on July 9, 2009.
See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)
Nine Months Ended September 30, 2010

						Accumulated
						Other
(In Thousands, Except	Common	Preferred		Treasury	Retained	Comprehensive
Per Share Data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total

Balance at January 1, 2010
8,723,488 Common Shares
Outstanding	$7,593	$27,359	$95,021	$(8,988)	$471	$(1,947)	$119,509

Comprehensive Income:
Net Income 2010					5,787		5,787
Unrealized Holding Gains on
Securities Arising During the
Period, Net of Amortization
(Net of Income Tax
Expense of $633)						930
Less: Reclassification
Adjustment for Gain
Included in Net Income (Net
of Income Tax Expense
of $45)						83
Less: Reclassification
Adjustment for Other-Than-
Temporary impairment Charge
Included in Net Income (Net
of Income Tax Benefit
of $126)						(234)
Net Unrealized Holding
Gains on Securities Arising
During the Period (Net of
Income Tax Expense
of $714)						1,081	1,081
Total Comprehensive Income							6,868
Issuance of Restricted Stock	47		(47)				-
Amortization of Restricted Stock			113				113
Redemption of Preferred Stock		(7,172)					(7,172)
Accretion of Discount on
Preferred Stock		502			(502)		-
Cash Dividends Declared on
Common Stock					(1,317)		(1,317)
Cash Dividends Declared on
Preferred Stock					(858)		(858)
Common Stock Option Expense			228				228
Sales of Shares (Dividend
Reinvestment Program)	7		101				108
Balance at September 30, 2010
8,788,327 Common Shares
Outstanding	$7,647	$20,689	$95,416	$(8,988)	$3,581	$(866)	$117,479

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income:	$5,787	$5,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,420	1,794
Amortization of premium and accretion of discount on securities, net	175	(21)
Amortization of restricted stock	113	-
Provision for loan losses	7,150	6,750
Provision for other real estate owned losses	-	640
Provision for deferred taxes	(1,106)	989
Tax benefit on stock option exercises	-	166
Stock-based compensation	228	230
Gains on security sales, available for sale	(128)	(109)
Gains on called securities, held to maturity	-	(2)
Other-than-temporary impairment charge on equity securities	360	-
Loans originated for sale	(43,567)	(39,008)
Proceeds from sales of loans	44,046	39,541
Gains on loans sold	(479)	(533)
Gains on sale of other real estate owned	(4)	(16)
Loss on disposal of fixed assets	-	13
Increase in cash surrender value of life insurance, net	(585)	(607)
Increase in accrued interest receivable	(150)	(1,242)
Decrease/(increase) in other assets	219	(7,044)
Increase/(decrease) in accrued expenses and other liabilities	5,358	(1,588)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,837	5,677
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	17,123	7,376
Proceeds from maturities of securities available for sale	29,202	29,282
Proceeds from calls of investment securities	48,158	759
Proceeds from calls of securities available for sale	143,219	900
Proceeds from sales of securities available for sale	10,016	538
Purchase of investment securities	(77,943)	(43,806)
Purchase of securities available for sale	(154,109)	(104,198)
Net increase/(decrease) in loans	31,829	41,155
Proceeds from sales of other real estate owned	364	262
Purchases of premises and equipment	(2,313)	(2,884)
Disposal of premises and equipment	-	2
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	45,546	(70,614)
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(29,250)	87,970
Net decrease in other borrowings	-	(15,250)
Repayments of Federal Home Loan Bank advances	(12,265)	(2,933)
Gross proceeds from preferred stock and warrants	-	28,685
Redemption of preferred stock	(7,172)	-
Issuance costs of preferred stock	-	(112)
Cash dividends paid on preferred stock	(858)	(860)
Cash dividends paid on common stock	(1,317)	(3,069)
Exercise of stock options	-	1,108
Sales of shares (DRIP Program)	108	22
Increase in treasury shares associated with common stock options
exercised/purchase of treasury shares	-	(1,094)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(50,754)	94,467
Net (decrease)/increase in cash and cash equivalents	14,629	29,530
Cash and cash equivalents at beginning of period	79,972	26,889
Cash and cash equivalents at end of period	$94,601	$56,419
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,310	$14,856
Income taxes	4,039	3,993
Transfer of loans to other real estate owned	1,000	355
Acquisition of leased premises	6,097	-
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

For the three months ended September 30, 2010 and 2009, the Corporation recorded total compensation cost for share-based payment arrangements of $76 thousand and $77 thousand respectively, with a recognized tax benefit of $12 thousand for the quarter ended September 30, 2010 and $6 thousand for the September 30, 2009 quarter.  For the nine months ended September 30, 2010 and 2009, the Corporation recorded total compensation cost for share-based payment arrangements of $228 thousand and $230 thousand, respectively, with a recognized tax benefit of $37 thousand for the nine months ended September 30, 2010 and $19 thousand for the nine months ended September 30, 2009.

There was approximately $942 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at September 30, 2010.  That cost is expected to be recognized over a weighted average period of 1.7 years.

For the Corporation’s stock option plans, changes in options outstanding during the nine months ended September 30, 2010 were as follows:

	Number	Exercise	Weighted	Aggregate
	of	Price	Average	Intrinsic
(Dollars in thousands except share data)	Shares	Per Share	Exercise Price	Value
Balance, January 1, 2010	557,882	$11.91-$31.60	$24.86
Granted	66,900	10.83-15.49	13.41
Forfeited	(40,460)	13.43-31.60	23.16
Balance, September 30, 2010	584,322	$10.83-$31.43	$23.67	$-
Vested and Expected to Vest (1)	571,617	$10.83-$31.43	$23.80	$-
Exercisable at September 30, 2010	449,879	$12.97-$31.43	$25.13	$-

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options).  The Corporation’s closing stock price on September 30, 2010, was $11.78; therefore, there was almost no intrinsic value in the stock options outstanding at that date.

There were no stock options exercised during the nine months ended September 30, 2010; however, the aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 was $230 thousand.

The per share weighted-average fair value of stock options granted during the first nine months of 2010 and 2009 for all plans was $7.88 and $8.43, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2010	2009
Dividend yield	1.30%	2.35%
Expected volatility	72%	51%
Expected life	7 years	7 years
Risk-free interest rate	2.92%	2.30%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except per share data)	2010	2009	2010	2009

Net Income to Common Shareholders	$1,580	$882	$4,427	$4,661

Basic Weighted-Average Common
Shares Outstanding	8,786,782	8,716,346	8,783,083	8,713,931
Plus: Common Stock Equivalents	79,949	58,325	74,505	60,451
Diluted Weighted-Average Common
Shares Outstanding	8,866,731	8,774,671	8,857,588	8,774,382
Net Income Per Common Share
Basic	$0.18	$0.10	$0.50	$0.53
Diluted	0.18	0.10	0.50	0.53

Stock options and warrants with an exercise price below the Corporation’s market price equal to 754,457 and 642,898 shares were not included in the computation of diluted earnings per share in the third quarters of 2010 and 2009, respectively, because they were antidilutive to the earnings per share calculation.  Stock options and warrants with an exercise price below the Corporation’s market price equal to 737,441 and 625,266 shares were not included in the computation of diluted earnings per share in the nine months ended September 30, 2010 and 2009, respectively, because they were antidilutive to the earnings per share calculation.

Income Taxes:   The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2007 or by New Jersey tax authorities for years prior to 2005.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at September 30, 2010.

Comprehensive Income:  Comprehensive income consists of net income and the change during the period in the Corporation’s net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses and net amortization of the unrealized loss on securities transferred to held to maturity from available for sale.  Total comprehensive income for the third quarter of 2010 was $2.1 million as compared to total comprehensive income of $3.7 million for the same quarter in 2009.  Total comprehensive income for the nine months ended September 30, 2010 was $6.9 million and the total comprehensive income for the same period in 2009 was $8.9 million.

Reclassification:  Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2010 presentation.

2.  LOANS

Loans outstanding as of September 30, 2010 and December 31, 2009 consisted of the following:

		% of		% of
	September 30,	Total	December 31,	Total
(Dollars in thousands)	2010	Loans	2009	Loans
Residential mortgage	$425,315	45.0%	$452,641	46.0%
Commercial mortgage	280,486	29.7	279,595	28.4
Commercial loans	128,220	13.6	120,554	12.3
Construction loans	39,989	4.2	64,816	6.6
Home equity lines of credit	45,345	4.8	38,728	3.9
Consumer loans, including
fixed rate home equity loans	22,410	2.4	25,638	2.6
Other loans	2,626	0.3	1,565	0.2
Total loans	$944,391	100.0%	$983,537	100.0%

The following table presents the types of nonperforming loans at September 30, 2010 and December 31, 2009.  Nonperforming loans of $17.5 million at September 30, 2010 and $11.3 million at December 31, 2009 are considered and included in impaired loans, for the same respective periods.

	September 30,	Number of	December 31,	Number of
(Dollars in thousands)	2010	Relationships	2009	Relationships
Residential Mortgage	$4,707	12	$2,567	9
Commercial Mortgage	2,900	8	2,195	5
Commercial Loans	1,560	8	1,698	4
Construction Loans	8,725	2	5,035	1
Home Equity Lines of Credit	85	1	85	1
Consumer Loans	-	-	172	1
Total	$17,977	31	$11,752	21

The following table presents the types of troubled debt restructured loans at September 30, 2010 and December 31, 2009.  The commercial mortgage troubled debt restructured loans of $7.1 million at September 30, 2010 are all considered and included in impaired loans at September 30, 2010.  At September 30, 2010 the troubled debt restructured loans had specific reserves of $360 thousand.  The commercial mortgage troubled debt restructured loans of $6.9 million at December 31, 2009 are all considered and included in impaired loans at December 31, 2009.  All troubled debt restructured loans were paying in accordance with restructured terms as of September 30, 2010 and December 31, 2009.

	September 30,	Number of	December 31,	Number of
(Dollars in thousands)	2010	Relationships	2009	Relationships
Residential Mortgage	$3,499	15	$4,186	17
Commercial Mortgage	7,140	3	6,937	2
Total	$10,639	18	$11,123	19

The following table presents the types of impaired loans at September 30, 2010 and December 31, 2009.  Impaired loans include non-performing loans of $17.5 million at September 30, 2010 and $11.3 million at December 31, 2009.  Impaired loans also include commercial mortgage troubled debt restructured loans of $7.1 million at September 30, 2010 and $6.9 million at December 31, 2009.

	September 30,	Number of		December 31,	Number of
(Dollars in thousands)	2010	Relationships		2009	Relationships
Residential Mortgage	$4,707	12		$2,479	8
Commercial Mortgage	18,998	15		21,382	10
Commercial Loans	4,014	8		5,426	12
Construction Loans	8,725	2		17,437	2
Home Equity Lines of Credit	85	1		85	1
Total	$36,529	38	(1)	$46,809	33
Specific Reserves, Included
in the Allowance for Loan
Losses	$2,119			$2,064

(1)	There are a total of 35 impaired relationships; however, several borrowers have multiple types of loans.

As of September 30, 2010, impaired loans totaling $26.5 million have no specific reserves, while impaired loans totaling $10.0 have specific reserves of $2.1 million.  At December 31, 2009, impaired loans totaling $35.7 million have no specific reserves, while impaired loans totaling $11.1 million have specific reserves of $2.1 million.

All troubled debt restructured loans and impaired loans are valued under Accounting by Creditors for Impairment of a Loan, codified as ASC 310.

The majority of problem loans are secured by real estate which has declined in value.

The Corporation has not made nor invested in subprime loans or “Alt-A” type mortgages.

For additional information on non-performing loans and information on the allowance for loan losses, see Management’s Discussion and Analysis, “Non-Performing Assets” and “Provision for Loan Losses.”

3.  INVESTMENT SECURITIES HELD TO MATURITY

A summary of amortized cost and approximate fair value of investment securities held to maturity included in the consolidated statements of condition as of September 30, 2010 and December 31, 2009 follows:

	September 30, 2010
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Government-Sponsored Agencies	$13,825	$31	$-	$13,856
Mortgage-Backed Securities -
Residential	60,805	1,175	(66)	61,914
State and Political Subdivisions	17,553	276	(15)	17,814
Trust Preferred Pooled Securities	9,849	-	(1,675)	8,174
Total	$102,032	$1,482	$(1,756)	$101,758

	December 31, 2009
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Government-Sponsored Agencies	$16,200	$13	$(117)	$16,096
Mortgage-Backed Securities -
Residential	42,538	325	(18)	42,845
State and Political Subdivisions	20,646	361	-	21,007
Trust Preferred Pooled Securities	10,075	-	(2,196)	7,879
Total	$89,459	$699	$(2,331)	$87,827

The following tables present the Corporation’s investment securities held to maturity with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2010 and December 31, 2009.
	September 30, 2010
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities -
Residential	$14,236	$(66)	$-	$-	$14,236	$(66)
State & Political
Subdivisions	7,384	(15)	-	-	7,384	(15)
Trust Preferred
Pooled Securities	-	-	1,764	(1,675)	1,764	(1,675)
Total	$21,620	$(81)	$1,764	$(1,675)	$23,384	$(1,756)

	December 31, 2009
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored
Agencies	$11,084	$(117)	$-	$-	$11,084	$(117)
Mortgage-Backed
Securities -
Residential	9,633	(16)	19	(2)	9,652	(18)
Trust Preferred
Pooled Securities	1,258	(2,196)	-	-	1,258	(2,196)
Total	$21,975	$(2,329)	$19	$(2)	$21,994	$(2,331)

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

During 2010, to periodically assess the credit assumptions and related input data that could affect the fair value of each security, each quarter management compared actual deferrals and defaults to the assumed deferrals and defaults included in the valuation model.  Throughout the first nine months of 2010, actual deferrals and defaults were in line with assumptions.

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

Management has determined that any unrecognized losses on the mortgage-backed securities and state or municipal securities held to maturity at September 30, 2010, are temporary and due to interest rate fluctuations and/or volatile market conditions, rather than the creditworthiness of the issuers.  The Corporation monitors creditworthiness of issuers periodically, including issuers of trust preferred securities on a quarterly basis.  The Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

4.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of September 30, 2010 and December 31, 2009 follows:

	September 30, 2010

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government-Sponsored
Agencies	$67,965	$364	$-	$68,329
Mortgage-Backed Securities -
Residential	151,104	4,970	(464)	155,610
State and Political Subdivisions	17,689	626	(10)	18,305
Other Securities	3,998	-	(1,019)	2,979
Marketable Equity Securities	1,113	4	(6)	1,111
Total	$241,869	$5,964	$(1,499)	$246,334

	December 31, 2009

		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government Sponsored
Agencies	$129,748	$353	$(117)	$129,984
Mortgage-Backed Securities -
Residential	113,926	4,114	(576)	117,464
State and Political Subdivisions	18,830	304	(61)	19,073
Other Securities	3,998	-	(952)	3,046
Marketable Equity Securities	3,296	80	(459)	2,917
Total	$269,798	$4,851	$(2,165)	$272,484

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2010 and December 31, 2009.

	September 30, 2010
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities -
Residential	$38,536	$(208)	$2,937	$(256)	$41,473	$(464)
State and Political
Subdivisions	-	-	470	(10)	470	(10)
Other Securities	-	-	2,979	(1,019)	2,979	(1,019)
Marketable Equity
Securities	-	-	883	(6)	883	(6)
Total	$38,536	$(208)	$7,269	$(1,291)	$45,805	$(1,499)

	December 31, 2009
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Agencies	$34,170	$(117)	$-	$-	$34,170	$(117)
Mortgage-Backed
Securities -
Residential	5,388	(69)	7,118	(507)	12,506	(576)
State and Political
Subdivisions	980	(6)	720	(55)	1,700	(61)
Other Securities	-	-	2,046	(952)	2,046	(952)
Marketable Equity
Securities	-	-	1,508	(459)	1,508	(459)
Total	$40,538	$(192)	$11,392	$(1,973)	$51,930	$(2,165)

Management believes that the unrealized losses on the mortgage-backed securities, securities of state and political subdivisions and other securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers.  The Corporation does not intend to sell these securities nor is it likely it will be required to sell the securities before their anticipated recovery.  At September 30, 2010, the unrealized loss on the other securities is related to two trust preferred securities.  One, which was issued by a large bank holding company, has been affected by the turmoil in the financial markets and a merger that resulted in sharp declines in all of its securities.  The security continues to be rated investment grade by Moody’s.  Additionally, at September 30, 2010, the fair value of this security has improved from the fair value at December 31, 2009.  The other security is a single issuer trust preferred that has not been rated by a rating agency; however, Management has reviewed recent financial information for the company and based on such information Management believes the company is financially stable and well capitalized.  Neither security is currently considered other-than-temporarily impaired.

At September 30, 2010, Management reviewed the unrealized losses on its marketable equity securities and determined it was necessary to record an other-than-temporary, noncash impairment charge of $360 thousand on seven equities that had a book value in excess of fair value for an extended period of time.

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $24.2 million and $36.5 million at September 30, 2010 and December 31, 2009, respectively, with a weighted average interest rate of 3.50 percent and 3.59 percent, respectively.  Advances totaling $4.0 million at September 30, 2010, have fixed maturity dates, while advances totaling $1.2 million were amortizing advances with monthly payments of principal and interest.  These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $100.8 million at September 30, 2010.

At September 30, 2010, the Corporation had $19.0 million in fixed rate advances that were initially noncallable for one, two or three years and then callable quarterly within final maturities of three to ten years.  These advances are secured by pledges of investment securities totaling $23.6 million at September 30, 2010.

There were no overnight borrowings at September 30, 2010 or at December 31, 2009.  There were no average overnight borrowings from the FHLB for the nine months ended September 30, 2010, while overnight borrowings averaged $692 thousand with a weighted average interest rate of 0.48 percent for the nine months ended September 30, 2009.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2010	-
2011	3,000
2012	5,000
2013	1,234
2014	-
Over 5 years	15,000
Total	$24,234

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,582	$780	$12,362
Noninterest income	938	2,285	3,223
Total income	12,520	3,065	15,585

Provision for loan losses	2,000	-	2,000
Salaries and benefits	4,669	978	5,647
Premises and equipment expense	2,234	182	2,416
Other noninterest expense	1,986	837	2,823
Total noninterest expense	10,889	1,997	12,886
Income before income tax expense	1,631	1,068	2,699
Income tax expense	545	248	793
Net income	$1,086	$820	$1,906

	Three Months Ended September 30, 2009
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,514	$736	$12,250
Noninterest income	1,088	2,247	3,335
Total income	12,602	2,983	15,585

Provision for loan losses	2,750	-	2,750
Salaries and benefits	4,509	1,113	5,622
Premises and equipment expense	1,999	186	2,185
Other noninterest expense	2,357	776	3,133
Total noninterest expense	11,615	2,075	13,690
Income before income tax expense	987	908	1,895
Income tax expense	303	280	583
Net income	$684	$628	$1,312

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30, 2010
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$35,176	$2,221	$37,397
Noninterest income	3,073	7,408	10,481
Total income	38,249	9,629	47,878

Provision for loan losses	7,150	-	7,150
Salaries and benefits	13,403	3,657	17,060
Premises and equipment expense	6,797	579	7,376
Other noninterest expense	5,594	2,391	7,985
Total noninterest expense	32,944	6,627	39,571
Income before income tax expense	5,305	3,002	8,307
Income tax expense	1,676	844	2,520
Net income	$3,629	$2,158	$5,787

Total assets at period end	$1,478,813	$1,448	$1,480,261

	Nine Months Ended September 30, 2009
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$33,943	$2,281	$36,224
Noninterest income	3,215	7,212	10,427
Total income	37,158	9,493	46,651

Provision for loan losses	6,750	-	6,750
Salaries and benefits	13,182	3,403	16,585
Premises and equipment expense	5,884	560	6,444
Other noninterest expense	6,534	2,095	8,629
Total noninterest expense	32,350	6,058	38,408
Income before income tax expense	4,808	3,435	8,243
Income tax expense	1,469	1,050	2,519
Net income	$3,339	$2,385	$5,724

Total assets at period end	$1,485,978	$1,701	$1,487,679

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

The fair value of FHLB Advances is based on the contractual future cash flows discounted at the current FHLB market rates for similar term advances.

The following table summarizes carrying amounts and fair values for financial instruments for the periods indicated:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$94,601	$94,601	$79,972	$79,972
Investment Securities, Held to Maturity	102,032	101,758	89,459	87,827
Securities Available for Sale	246,334	246,334	272,484	272,484
Loans, Net of Allowance for
Loan Losses	930,366	934,166	970,345	974,143
Accrued Interest Receivable	4,594	4,594	4,444	4,444
Financial Liabilities:
Deposits	1,320,419	1,323,751	1,349,669	1,351,549
Capital Lease Obligation	6,226	6,226	-	-
Federal Home Loan Bank Advances	24,234	26,003	36,499	37,729
Accrued Interest Payable	827	827	1,447	1,447

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
	September 30,
	2010
Assets:
Available for Sale:
U.S. Government-Sponsored
Agencies	$68,329	$-	$68,329	$-
Mortgage-Backed Securities -
Residential	155,610	-	155,610	-
State and Political Subdivisions	18,305	-	18,305	-
Other Securities	2,979	-	2,979	-
Marketable Equity Securities	1,111	1,111	-	-
Total	$246,334	$1,111	$245,223	$-

	December 31,
	2009
Assets:
Available for Sale:
U.S. Government-Sponsored
Agencies	$129,984	$-	$129,984	$-
Mortgage-Backed Securities -
Residential	117,464	-	117,464	-
State and Political Subdivisions	19,073	-	19,073	-
Other Securities	3,046	-	3,046	-
Marketable Equity Securities	2,917	2,917	-	-
Total	$272,484	$2,917	$269,567	$-

Assets Measured on a Non-Recurring Basis

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
September 30,
2010
Assets:
Impaired Loans	$7,860	$-	$-	$7,860

December 31,
2009
Assets:

Impaired Loans	$9,001	$-	$-	$9,001

The impaired loan balances were compared to current appraisals of the underlying collateral to determine the current fair value.  Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $36.5 million, with a valuation allowance of $2.1 million at September 30, 2010.  At December 31, 2009, impaired loans had a carrying amount of $46.8 million, with a valuation allowance of $2.1 million.

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

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL:  The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s view of future interest income and net loans, management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities and market conditions.  These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms.  Actual results may differ materially from such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Corporation’s Form 10-K for the year ended December 31, 2009 and our subsequent Quarterly Reports on Form 10-Q and the following:

•	a continued or unexpected decline in the economy, in particular in our New Jersey market area;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	inability to successfully grow our business;
•	inability to manage our growth;
•	a continued or unexpected decline in real estate values within our market areas;
•
legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;

•	higher than expected FDIC insurance premiums;
•	lack of liquidity to fund our various cash obligations;
•	repurchase of our preferred shares issued under the Treasury’s Capital Purchase Program which will impact net income available to our common shareholders and our earnings per share;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary.  To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and the intent and ability of the Corporation to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings or comprehensive income is recognized.  The Corporation recognized other-than-temporary impairment charges of $360 thousand on several marketable equity securities in the three and nine months ended September 30, 2010 and no impairment charges in the same periods of 2009.

EXECUTIVE SUMMARY:  The Corporation recorded net income of $1.9 million for the third quarter of 2010 as compared to $1.3 million for the same quarter of 2009, an increase of $594 thousand, or 45.3 percent.  Diluted earnings per common share, after giving effect for the preferred dividend, were $0.18 in the third quarter of 2010 as compared to $0.10 per diluted share for the same quarter of 2009.  The increase in 2010 earnings per share was primarily due to increased net interest income and a decrease in the provision for loan losses, which was offset by an other-than-temporary impairment charge on a portfolio of equity securities.  Annualized return on average assets for the quarter was 0.52 percent and annualized return on average common equity was 6.55 percent for the three months ended September 30, 2010.

Net interest income, on a fully tax-equivalent basis, was $12.5 million for both the third quarters of 2010 and 2009.  The net interest margin, on a fully tax-equivalent basis, was 3.64 percent and 3.61 percent, for the three months ended September 30, 2010 and 2009, respectively.

For the third quarter of 2010, average loans equaled $949.3 million, declining $60.0 million or 5.9 percent from $1.01 billion for the third quarter of 2009.  The yield on loans was 5.26 percent and 5.36 percent for the three months ended September 30, 2010 and 2009, respectively, reflecting a decline of ten basis points from the 2009 quarter to the 2010 quarter.

Average deposits rose $8.6 million or 0.7 percent over the levels of the third quarter of 2009 to $1.32 billion for the third quarter of 2010.  Average costs of interest-bearing deposits were 0.84 percent and 1.37 percent in the three months ended September 30, 2010 and 2009, respectively, reflecting a decline of 53 basis points from the 2009 quarter to the 2010 quarter.

For the nine months ended September 30, 2010, the Corporation recorded net income of $5.8 million, an increase of $63 thousand or 1.1 percent when compared to net income of $5.7 million recorded for the same period 2009.  Diluted earnings per common share, after giving effect for the preferred dividend, were $0.50 for the first nine months of 2010 as compared to $0.53 per diluted share for the same period of 2009.  The 2010 nine-month period included increased net interest income, service charges and fees and income from the PGB Trust and Investment business.  These increases were partially offset by an increase in the provision for loan losses, higher operating expenses and an increase in dividends on preferred stock and accretion due to the repayment of $7.2 million of preferred shares previously issued under the Treasury’s CPP.  Annualized return on average assets was 0.52 percent and annualized return on average common equity was 6.24 percent for the nine months ended September 30, 2010.

For the nine months ended September 30, 2010, net interest income, on a fully tax-equivalent basis, was $37.9 million, an increase of $930 thousand or 2.5 percent, from the same period in 2009.  The net interest margin, on a fully tax-equivalent basis, was 3.65 percent and 3.64 percent for the nine months ended September 30, 2010 and 2009, respectively.

Total loans averaged $963.8 million for the nine months ended September 30, 2010, declining $66.0 million or 6.4 percent from $1.03 billion for the same period of 2009.  The yield on loans was 5.29 percent and 5.42 percent for the nine months ended September 30, 2010 and 2009, respectively, declining 13 basis points when comparing the 2009 year-to-date period to the 2010 year-to-date period.

Average deposits totaled $1.32 billion for the nine months ended September 30, 2010 as compared to $1.28 billion for the same period of 2009, rising $46.5 million or 3.6 percent from the 2009 period.  Average costs of interest-bearing deposits were 0.94 percent and 1.56 percent in the nine months ended September 30, 2010 and 2009, respectively, reflecting a decline of 62 basis points from the 2009 period to the 2010 period.

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

EARNINGS ANALYSIS

NET INTEREST INCOME:  For the three months ended September 30, 2010 and 2009, the Corporation recorded net interest income, on a tax-equivalent basis, of $12.5 million.  The net interest margin was 3.64 percent and 3.61 percent, for the third quarters of 2010 and 2009, respectively, reflecting an increase of three basis points.  The Corporation continues to lower funding costs as certificates of deposits reprice at lower market rates or are transferred to other, lower-costing deposit products.  At the same time, rates are lower on new investments and loans, compared to the rates of investments and loans that are maturing or paying down.

For the third quarter of 2010, average investments, federal funds sold and interest-earning deposits increased to $425.4 million from $377.0 million from the same period in 2009, reflecting an increase of $48.4 million or 12.8 percent.  The growth in these categories is primarily the result of loan and mortgage-backed security principal pay downs which exceeded loan demand and, to a lesser extent, deposit inflows.

When compared to the third quarter of 2009, average loans declined $60.0 million, or 5.9 percent, averaging $949.3 million for the third quarter of 2010.  Although the Corporation continues to originate mortgages to maintain in its portfolio, loan payments have outpaced originations, resulting in a decline in the average residential mortgage loan portfolio of $44.5 million or 9.4 percent when comparing the third quarters of 2010 and 2009.  The commercial mortgage loan portfolio averaged $278.3 million and $273.0 million for the third quarters of 2010 and 2009, respectively, an increase of $5.3 million or 1.9 percent.  For the third quarter of 2010, the commercial loan portfolios averaged $176.1 million, declining $24.4 million, or 12.2 percent compared to $200.5 million for the same quarter of 2009.  The average home equity portfolio totaled $42.2 million and $36.2 million for the three months ended September 30, 2010 and 2009, respectively, an increase of $6.0 million or 16.7 percent.  The Corporation has focused on the origination of these higher-yielding, shorter-maturity loans during the past year.  The Corporation seeks to lend to quality borrowers in all loan categories; however, in the past year, loan demand from quality borrowers has been scarce and loan pay downs have outpaced originations in almost all categories.

Total deposits averaged $1.32 billion for the third quarter of 2010, increasing $8.6 million when compared to $1.31 billion for the same period in 2009.  For the third quarters of 2010 and 2009, interest-bearing checking accounts averaged $259.8 million and $216.6 million, respectively, an increase of $43.2 million or 19.9 percent.  Much of this growth in checking is due to the Ultimate Checking product, which provides customers with a low-cost checking product and a higher yield for larger balances.  Non-interest bearing demand deposits averaged $211.4 million for the third quarter of 2010, an increase of $12.6 million, or 6.3 percent, when compared to the same quarter of 2009.  Money market accounts increased $69.9 million to an average of $515.7 million for the third quarter of 2010 as compared to an average of $445.8 million for the same quarter in 2009.  In a lower or uncertain interest rate environment, certain customers tend to deposit funds in money market accounts to wait for higher or a more certain rate environment, resulting in increases to the money market balances.  Average savings accounts totaled $78.1 million for the three months ended September 30, 2010, rising $5.9 million or 8.2 percent since the same period of 2009.  The Corporation continues to focus on core deposit growth.  Certificates of deposit averaged $251.5 million and $374.5 million for the third quarters of 2010 and 2009, respectively, declining $123.0 million or 32.8 percent.  The Corporation has opted not to pay higher rates on maturing certificates of deposit, resulting in the decline in this type of deposit.

The Corporation believes it has ample liquidity from core deposits, principal pay downs on loans and maturing or called investments.  Average borrowings at the Federal Home Loan Bank decreased $11.4 million to $25.5 million for the third quarter of 2010 as compared to the same period a year ago, as borrowings continue to mature and are not replaced.

Average yields on interest-earning assets, on a tax-equivalent basis, declined 40 basis points to 4.40 percent for the third quarter of 2010, from 4.80 percent for the same quarter of 2009.  For the third quarter of 2010, average yields earned on investment securities declined 76 basis points to 3.02 percent as compared to the same quarter in the prior year.  For the third quarters of 2010 and 2009, average yields on the loan portfolio were 5.26 percent and 5.36 percent, respectively, reflecting a 10 basis point decline.

The cost of funds, including the effect of noninterest-bearing demand deposits, was 0.78 percent and 1.23 percent for the third quarters of 2010 and 2009, respectively, decreasing 45 basis points.  The average cost of interest-bearing deposits was 0.84 percent for the three months ended September 30, 2010, declining 53 basis points from the same period in 2009.  The cost of money market products averaged 0.65 percent for the three months ended September 30, 2010, declining 34 basis points, while certificates of deposit costs averaged 1.57 percent, declining 77 basis points, each as compared to the same quarter of 2009.

The Corporation recorded net interest income, on a tax-equivalent basis, of $37.9 million for the nine months ended September 30, 2010, as compared to $37.0 million for the same period in 2009, an increase of $930 thousand or 2.5 percent.  The net interest margin, on a fully tax-equivalent basis, was 3.65 percent and 3.64 percent, for the nine months ended September 30, 2010 and 2009, respectively, an increase of one basis point.  The increase in net interest income is primarily the result of lower funding costs, including the run-off of higher-costing certificates of deposit partially offset by lower yields on assets and the run-off of higher yielding loan balances.

Average investments, federal funds sold and interest-earning deposits totaled $420.0 million for the nine months ended September 30, 2010, increasing $93.7 million or 28.7 percent.  The growth in these categories is the result of deposit inflows and loan and mortgage-backed security principal pay downs which exceeded loan demand.

For the nine months ended September 30, 2010, loans averaged $963.8 million as compared to $1.03 billion for the same period of 2009, a decline of $66.0 million, or 6.4 percent.  The average residential mortgage loan portfolio declined $50.0 million or 10.3 percent to $437.8 million, as the Corporation had opted to sell its longer-term, fixed-rate production as an interest rate risk management strategy in the lower rate environment and loan payments have outpaced originations put into the portfolio.   The commercial mortgage loan portfolio averaged $280.0 million for the nine months ended September 30, 2010 as compared to $274.1 million for the same period of 2009, an increase of $5.9 million or 2.2 percent.  For the nine months ended September 30, 2010 and 2009, the commercial loan portfolios averaged $180.2 million and $205.2 million, respectively, declining $25.0 million, or 12.2 percent.  The average home equity portfolio totaled $40.7 million for the nine months ended September 30, 2010, an increase of $6.5 million or 19.0 percent, over the same period of 2009.  As noted above, the Corporation has focused on the origination of these higher-yielding, shorter-maturity loans during the past year and loan demand has been scarce as loan pay downs have outpaced origination in almost all categories of loans.

For the nine months ended September 30, 2010, average deposits totaled $1.32 billion as compared to $1.28 billion for the same period in 2009, an increase of $46.5 million, or 3.6 percent.  As the Corporation continues to focus on core deposit growth, average interest-bearing checking accounts, particularly the Ultimate Checking product, increased $58.0 million, or 30.1 percent from the nine months ended September 30, 2009, to $250.8 million for the same period of 2010.  Average non-interest bearing demand deposits totaled $211.2 million for the nine months ended September 30, 2010, as compared to $196.2 million for the same period of 2009, an increase of $15.0 million or 7.7 percent.  Average money market accounts grew $93.0 million, or 22.5 percent, to $507.1 million for the nine months ended September 30, 2010 as compared to the same period of 2009.  Savings accounts averaged $76.5 million and $70.4 million for the nine months ended September 30, 2010 and 2009, respectively, increasing $6.1 million or 8.7 percent since the 2009 period.  Certificates of deposit declined $125.6 million, or 31.2 percent, when compared to the nine months ended September 2009, to an average of $276.9 million for the same nine months of 2010.  Higher costing certificates of deposit have declined since the Corporation has opted not to pay higher rates on maturing certificates of deposit, as the Corporation believes it has ample liquidity from core deposits and principal pay downs on loans.  For the nine months ended September 30, 2010, average borrowings at the Federal Home Loan Bank totaled $31.4 million, a decline of $7.1 million, or 18.4 percent, as borrowings continue to mature.

On a tax-equivalent basis, average yields on interest-earning assets declined 48 basis points to 4.50 percent for the nine months ended September 30, 2010, from 4.98 percent for the same period of 2009.  For the nine months ended September 30, 2010, average yields earned on investment securities declined 105 basis points to 3.15 percent as compared to the same prior year period.  Average yields on the loan portfolio were 5.29 percent for the first nine months of 2010 as compared to 5.42 percent for the same period of 2009, reflecting a 13 basis point decline.

The cost of funds, including the effect of noninterest-bearing demand deposits, was 0.87 percent and 1.38 percent for the nine months ended September 30, 2010 and 2009, respectively, decreasing 51 basis points.  The average cost of interest-bearing deposits was 0.94 percent for the nine months ended September 30, 2010, declining 62 basis points from the same 2009 period.  When compared to the 2009 year to date period, the cost of money market products declined 32 basis points to 0.78 percent for the nine months ended September 30, 2010, and certificates of deposit costs declined 98 basis points to 1.64 percent.

The effect of the declining rate environment on market rates and the Corporation’s repricing of its assets and liabilities contributed to the decline in yields and costs of the Corporation’s interest-bearing assets and liabilities.

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Three Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2010			September 30, 2009
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$314,213	$2,230	2.84%	$275,325	$2,462	3.58%
Tax-exempt (1) (2)	32,545	384	4.72	51,853	626	4.84
Loans (2) (3)	949,301	12,473	5.26	1,009,348	13,521	5.36
Federal funds sold	193	-	0.22	201	-	0.20
Interest-earning deposits	78,501	50	0.26	49,639	25	0.20
Total interest-earning assets	1,374,753	$15,137	4.40%	1,386,366	$16,634	4.80%
Noninterest -earning assets:
Cash and due from banks	8,314			8,301
Allowance for loan losses	(14,180)			(11,140)
Premises and equipment	34,589			27,705
Other assets	70,056			58,157
Total noninterest-earning assets	98,779			83,023
Total assets	$1,473,532			$1,469,389

LIABILITIES:
Interest-bearing deposits:
Checking	$259,816	$409	0.63%	$216,646	$405	0.75%
Money markets	515,734	839	0.65	445,839	1,108	0.99
Savings	78,058	78	0.40	72,126	85	0.47
Certificates of deposit	251,511	986	1.57	374,548	2,195	2.34
Total interest-bearing deposits	1,105,119	2,312	0.84	1,109,159	3,793	1.37
Borrowings	25,532	223	3.49	36,923	336	3.64
Capital lease obligation	6,177	77	4.98	-	-	-
Total interest-bearing liabilities	1,136,828	2,612	0.92	1,146,082	4,129	1.44
Noninterest bearing liabilities
Demand deposits	211,390			198,800
Accrued expenses and
other liabilities	8,216			6,579
Total noninterest-bearing
liabilities	219,606			205,379
Shareholders’ equity	117,098			117,928
Total liabilities and
shareholders’ equity	$1,473,532			$1,469,389
Net Interest income
(tax-equivalent basis)		12,525			12,505
Net interest spread			3.48%			3.36%
Net interest margin (4)			3.64%			3.61%
Tax equivalent adjustment		(163)			(255)
Net interest income		$12,362			$12,250

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet
Unaudited
Nine Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2010			September 30, 2009
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$320,452	$7,145	2.97%	$228,359	$6,887	4.02%
Tax-exempt (1) (2)	35,133	1,253	4.76	50,293	1,898	5.03
Loans (2) (3)	963,840	38,242	5.29	1,029,833	41,825	5.42
Federal funds sold	198	-	0.21	200	-	0.20
Interest-earning deposits	64,237	102	0.21	47,479	43	0.12
Total interest-earning assets	1,383,860	$46,742	4.50%	1,356,164	$50,653	4.98%
Noninterest -earning assets:
Cash and due from banks	8,375			7,441
Allowance for loan losses	(14,011)			(10,207)
Premises and equipment	31,110			27,153
Other assets	69,234			56,173
Total noninterest-earning assets	94,708			80,560
Total assets	$1,478,568			$1,436,724

LIABILITIES:
Interest-bearing deposits:
Checking	$250,785	$1,234	0.66%	$192,822	$1,050	0.73%
Money markets	507,075	2,977	0.78	414,054	3,407	1.10
Savings	76,456	235	0.41	70,353	244	0.46
Certificates of deposit	276,937	3,406	1.64	402,500	7,923	2.62
Total interest-bearing deposits	1,111,253	7,852	0.94	1,079,729	12,624	1.56
Borrowings	31,369	838	3.56	39,147	1,035	3.52
Capital lease obligation	2,754	128	6.18	-	-	-
Total interest-bearing liabilities	1,145,376	8,818	1.03	1,118,876	13,659	1.63
Noninterest bearing liabilities
Demand deposits	211,223			196,201
Accrued expenses and
other liabilities	6,665			6,310
Total noninterest-bearing
liabilities	217,888			202,511
Shareholders’ equity	115,304			115,337
Total liabilities and
shareholders’ equity	$1,478,568			$1,436,724
Net Interest income
(tax-equivalent basis)		37,924			36,994
Net interest spread			3.47%			3.35%
Net interest margin (4)			3.65%			3.64%
Tax equivalent adjustment		(527)			(770)
Net interest income		$37,397			$36,224

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include non-accrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME:  Other income, excluding fee income from PGB Trust and Investments, totaled $969 thousand for the third quarter of 2010 as compared to $1.1 million for the same quarter in 2009.  In the third quarter of 2010, the Corporation recorded an other-than-temporary, non-cash impairment charge on its equity portfolio totaling $360 thousand, since the fair value for certain securities had been below book value for an extended period of time.  Net securities gains for the third quarter of 2010 totaled $126 thousand as compared to net securities losses for the same quarter of 2009 of $2 thousand.  The third quarter of 2010 included increased fee income from the sale of mortgage loans at origination, as well as increased income from overdraft and NSF charges, when compared to the same quarter of 2009.  Income earned on bank owned life insurance for the third quarters of 2010 and 2009 was $228 thousand and $240 thousand, respectively, a decline of $12 thousand or 5.0 percent.  Other income also included a net loss on sale of other real estate owned of $11 thousand for the third quarter of 2010.

The Corporation recorded other income, excluding fee income from PGB Trust and Investments, of $3.2 million for the nine months ended September 30, 2010 as compared to $3.3 million for the same period in 2009, a decline of $167 thousand or 5.0 percent.  Included in the 2010 other income was the $360 thousand other-than-temporary impairment charge and net securities gains of $128 thousand.  Service charges, including overdraft and NSF charges, totaled $2.1 million and $1.8 million for the first nine months of 2010 and 2009, respectively, an increase of $245 thousand or 13.5 percent from the 2009 period.

OPERATING EXPENSES:  For each of the third quarters of 2010 and 2009, the Corporation recorded operating expenses of $10.9 million.  Salary and benefit expense recorded in each of the third quarters of 2010 and 2009 was $5.6 million.  Premises and equipment expenses totaled $2.4 million and $2.2 million for the third quarters of 2010 and 2009, respectively, increasing $231 thousand or 10.6 percent, due to the addition of a new corporate headquarters with higher operating expenses than the previous administration building.  Other operating expenses totaled $2.8 million for the third quarter of 2010, a decline of $310 thousand, or 9.9 percent, from the same quarter in 2009.  Declines in advertising, professional fees and FDIC assessment were offset by increases in trust department and loan expenses when comparing the third quarter of 2010 to the same quarter of 2009.  Additionally, there was no provision for other real estate owned in the third quarter of 2010, while the Corporation recorded $375 thousand of provision for other real estate owned in the third quarter of 2009.

Operating expenses totaled $32.4 million for the nine months ended September 30, 2010 as compared to $31.7 million for the same 2009 period, an increase of $763 thousand or 2.4 percent.  For the nine months ended September 30, 2010 and 2009, salaries and benefits expense totaled $17.1 million and $16.6 million, respectively, an increase of $475 thousand or 2.9 percent.  Premises and equipment expense totaled $7.4 million for the first nine months of 2010, an increase of $932 thousand or 14.5 percent over the $6.4 million recorded in the same period in 2009.  In addition to the new corporate headquarters noted above, the Corporation has occupied two new offices in the past year, increasing occupancy expenses.  The expenses of PGB Trust and Investments increased from $559 thousand for the nine months ended September 30, 2009, to $913 thousand for the same year-to-date period in 2010 as the costs of a new software system were recorded.  The new system is expected to increase efficiencies in maintaining client information as well as increase capacity for additional services.  These increases were offset by a decrease in FDIC insurance expense as 2009 year to date expense included the industry-wide special FDIC insurance premium assessed in the second quarter of 2009.  Also, there has been no provision for other real estate owned recorded for the first nine months of 2010, while the Corporation recorded $640 thousand of provision for other real estate owned in the nine months ended September 30, 2009.

The following table presents the components of other expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Salaries and employee benefits	$5,647	$5,622	$17,060	$16,585
Premises and equipment	2,416	2,185	7,376	6,444
FDIC assessment	586	724	1,724	2,475
Professional and legal fees	317	368	1,018	1,062
Trust department expense	350	197	913	559
Advertising	143	221	531	632
Telephone	279	143	580	394
Stationery and supplies	118	127	323	357
Postage	84	84	276	281
Loan Expense	232	84	385	101
Provision for OREO losses	-	375	-	640
Other expense	714	810	2,235	2,128
Total other expense	$10,886	$10,940	$32,421	$31,658

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

The market value of trust assets under administration for PGB Trust and Investments was approximately $1.93 billion at September 30, 2010.

PGB Trust and Investments generated fee income of $2.3 million for the third quarter of 2010 as compared to $2.2 million for the same quarter of 2009, an increase of $54 thousand or 2.5 percent.  For the nine months ended September 30, 2010, PGB Trust and Investments generated fee income of $7.3 million as compared to $7.1 million for the same period of 2009, an increase of $221 thousand, or 3.1 percent.  The increase reflects increased fees due to increased business, as well as an increase in market value on assets under management, on which the investment management fees are based, partially offset by a reduction of certain fees earned on placement of funds in money market instruments, due to the reduced interest rate environment.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Trust Division, other expenses relative to PGB Trust and Investments were $2.0 million and $2.1 million for the third quarters of 2010 and 2009, respectively, a decline of $78 thousand or 3.8 percent.  For the third quarter of 2010, salaries and benefits expense declined $135 thousand, or 12.1 percent when compared to the same period in 2009.  Also, during these same time periods, other expenses rose $57 thousand, or 5.9 percent.

For the nine months ended September 30, 2010, other expenses for PGB Trust and Investments were $6.6 million as compared to $6.1 million for the same period of 2009, an increase of $569 thousand, or 9.4 percent.  Salaries and benefits expense was $3.7 million for the first nine months of 2010 as compared to $3.4 million for the same period of 2009, an increase of $254 thousand, or 7.5 percent.  Other expenses totaled $3.0 million and $2.7 for the nine months ended September 30, 2010 and 2009, respectively, an increase of $315 thousand, or 11.9 percent.  A portion of the increased expenses for both time periods related to the opening of the new trust office in Bethlehem, Pennsylvania in June 2009, as well as expenses related to a new operating system, which the division began using in May 2010.

The Trust Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NON-PERFORMING ASSETS:  Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets.  These assets totaled $19.0 million and $12.1 million at September 30, 2010 and December 31, 2009 respectively.  Non-performing loans have declined during the third quarter of 2010 due to a note sale of one nonaccrual commercial loan and one deed-in-lieu of foreclosure on another commercial loan, as well as some additional charge-offs.  In addition, one of the larger past due loans, over 90 days and still accruing, was brought current.

The following table sets forth asset quality data on the dates indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009

Loans past due over 90 days
and still accruing	$442	$736	$638	$496	$1,118
Non-accrual loans	17,535	20,361	12,200	11,256	13,082
Other real estate owned	1,000	210	40	360	680
Total non-performing assets	$18,977	$21,307	$12,878	$12,112	$14,880

Troubled debt restructured loans	$10,639	$10,613	$11,817	$11,123	$18,671

Loans past due 30 through 89 days
and still accruing	$9,487	$9,444	$10,056	$6,015	$7,362

Non-performing loans as a % of
total loans	1.90%	2.20%	1.32%	1.19%	1.41%
Non-performing assets as a % of
total assets	1.28%	1.44%	0.87%	0.80%	1.00%
Non-performing assets as a % of
total loans plus other real
estate owned	2.01%	2.22%	1.33%	1.23%	1.48%
Allowance for loan losses as a %
of total loans	1.49%	1.44%	1.41%	1.34%	1.28%
Allowance for loan losses as a %
of non-performing loans	78.02%	65.68%	106.87%	112.25%	91.18%

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES:  The provision for loan losses was $2.0 million for the third quarter of 2010 as compared to $2.8 million for the same period of 2009 and $7.2 million for the first nine months of 2010 and $6.8 million for the same period of 2009.  The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.  The higher year-to-date provision reflects the increased percentage of commercial credits in relation to the entire loan portfolio as well as increases in loan delinquencies.  Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.  In addition, Management has recorded a lower provision in the third quarter of 2010 compared to the first two quarters of 2010 and to the third quarter of 2009 because of the several positive resolutions in nonperforming loans this quarter.

A summary of the allowance for loan losses for the nine month periods ended September 30, 2010 and 2009 follows:

(In thousands)	2010	2009
Balance, January 1,	$13,192	$9,688
Provision charged to expense	7,150	6,750
Charge-offs	(6,391)	(3,550)
Recoveries	74	59
Balance, September 30,	$14,025	$12,947

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
	2010	2010	2010	2009	2009

Allowance for loan losses:
Beginning of period	$13,856	$13,720	$13,192	$12,947	$11,054
Provision for loan losses	2,000	2,750	2,400	2,950	2,750
Charge-offs, net	(1,831)	(2,614)	(1,872)	(2,705)	(857)
End of period	$14,025	$13,856	$13,720	$13,192	$12,947

INCOME TAXES:  For the third quarter of 2010, income tax expense as a percentage of pre-tax income was 29 percent as compared to 31 percent for the third quarter of 2009.  Pre-tax income increased from $1.9 million for the third quarter of 2009 to $2.7 million for the same period in 2010.  For the nine months ended September 30, 2010, income tax expense as a percentage of pre-tax income was 30 percent as compared to 31 percent for the same nine month period of 2009.

CAPITAL RESOURCES:  At September 30, 2010, total shareholders’ equity was $117.5 million as compared to $119.5 million at December 31, 2009.  The primary reason for the decrease is the Corporation’s partial redemption of preferred stock previously issued under the U.S. Treasury’s Capital Purchase Plan in January 2010, described fully in Note 8 to the Consolidated Financial Statements.

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies.  Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles.  The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss.  At September 30, 2010, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 12.62 percent and 13.88 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines.  The Corporation’s leverage ratio at September 30, 2010, was 8.00 percent, in excess of the well-capitalized standard of 5.0 percent.

LIQUIDITY:  Liquidity refers to an institution’s ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations.  Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management believes that the Corporation’s liquidity position is sufficient to meet future needs.  Cash and cash equivalents, interest earning deposits and federal funds sold totaled $94.6 million at September 30, 2010.  In addition, the Corporation has $246.3 million in securities designated as available for sale.  These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below.  Carrying value as of September 30, 2010, of investment securities and securities available for sale maturing within one year totals $11.7 million.

The primary source of funds available to meet liquidity needs is the Corporation’s core deposit base, which excludes certificates of deposit greater than $100 thousand.  As of September 30, 2010, core deposits equaled $1.23 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

Adoption of New Accounting Guidance:

Accounting for Transfers of Financial Assets amends Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial information about gains and losses (resulting from transfers) during the period. This was effective January 1, 2010 and did not have a significant impact on the Corporation’s financial statements.

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

In June 2010, the FASB amended existing guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements, and address the subordination of one financial instrument to another. Under the amended guidance, the cash flows associated with a typical collateralized debt obligation that are allocated first to senior tranches, and subsequently to subordinated tranches as available, would result in an embedded credit derivative as the cash flows to the lower tranches are subordinated to the more senior tranches.  Entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  In initially adopting the amended guidance, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset.  The election must be made on an instrument-by-instrument basis at the beginning of the fiscal quarter of initial adoption.  However, an entity must perform an impairment analysis of the investment before the initial adoption of the amendments.  This amended guidance is effective at the beginning of an entity’s first fiscal quarter beginning after June 15, 2010.  The Corporation ultimately decided not to elect the fair value option.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2010).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2010 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009 other than the following:

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 9, 2010	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: November 9, 2010	By: /s/ Jeffrey J. Carfora
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