Form 10-K
period 2010-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2011-03-16
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010	Commission File No. 000-23537

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)
New Jersey	22-2491488
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Hills Drive, Suite 300
Bedminster, NJ	07921
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (908) 234-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, No par value	NASDAQ Global Select Markets

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the shares held by unaffiliated stockholders was approximately $96,394,227 on June 30, 2010.

As of February 28, 2011, 8,822,700 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s 2010 Annual Report to shareholders (the “2010 Annual Report”) and Definitive Proxy Statement for the Corporation’s 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) are incorporated by reference into Parts II and III.  The Corporation will file the 2011 Proxy Statement within 120 days of December 31, 2010.

FORM 10-K
PEAPACK-GLADSTONE FINANCIAL CORPORATION
For the Year Ended December 31, 2010

PART I

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
The Corporation

Peapack-Gladstone Financial Corporation (the “Corporation”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“Holding Company Act”).  The Corporation was organized under the laws of New Jersey in August 1997, by the Board of Directors of Peapack-Gladstone Bank (the “Bank”), its principal subsidiary, to become a holding company for the Bank.  The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey.  The Bank is a member of the Federal Reserve System.  The Bank offers financial services through 23 full-service banking offices.  The Bank maintains ten branches in Somerset County, six in Morris County, four in Hunterdon County, one in Middlesex County and two in Union County.

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

The Bank has a Trust and Investment Department, PGB Trust and Investments, which offers personal investment management services, personal trust administration services, estate settlement, income tax services, custodial services and other financial planning services.  Since its inception in 1972, market value of trust assets under administration have increased to $1.94 billion.

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

Employees

As of December 31, 2010, the Corporation employed 284 full-time equivalent persons.  Management considers relations with employees to be satisfactory.

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

The Bank has expanded its service areas from one office in 1968 to the present 23 full-service banking locations by steadily opening new branches.  Most of the communities that the Bank serves are demographically similar and contiguous to the main office.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Act, among other things:

•	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees;

•
After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of Tier 1 capital for bank holding companies with assets of $15 billion or more, however, bank holding companies with assets of less than $15 billion will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital;

•	Provides for increases in the minimum reserve ratio for the deposit insurance fund from 1.15 percent to 1.35 percent and changes the basis for determining FDIC premiums from deposits to assets;

•
Creates a new Consumer Financial Protection Bureau that will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•
Requires public companies to give shareholders a non-binding vote on executive compensation at their first annual meeting following enactment and at least every three years thereafter and on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders;

•	Authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials;

•
Directs federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not;

•
Prohibits a depository institution from converting from a state to a federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•
Provides mortgage reform provisions regarding a customer’s ability to repay, requiring the ability to repay for variable-rate loans to be determined by using the maximum rate that will apply during the first five years of the loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•
Creates a Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•
Makes permanent the $250 thousand limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions; and

•	Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•	Authorizes de novo interstate branching, subject to non-discriminatory state rules, such as home office protection.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas.  The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time. Our management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over time, and assessing its probable impact on our business, financial condition, and results of operations.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

Capital Requirements

The Corporation’s wholly owned subsidiary is subject to risk-based capital guidelines for banks as adopted by the Federal Reserve Board.  The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Capital").  The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance.  At December 31, 2010, the Bank’s Tier 1 Capital and Total Capital ratios were 12.28% and 13.54%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks.  These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 3% for banks that meet certain specified criteria, including having the highest regulatory rating.  All other banks generally are required to maintain a leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points.  The Bank's leverage ratio at December 31, 2010 was 7.57%.

Basel III

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III”. Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).  The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

•	3.5% CET1 to risk-weighted assets.
•	4.5% Tier 1 capital to risk-weighted assets.
•	8.0% Total capital to risk-weighted assets.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year).  The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation  may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

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

On November 12, 2009, the FDIC issued a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter 2009. The Bank paid approximately $8.8 million in assessments as of December 31, 2009 of which approximately $8.3 million was recorded as a prepaid asset.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the Bank on June 30, 2013.  The balance of the prepaid FDIC assessment fees at December 31, 2010 was $6.1 million.

In November 2010, as required by the Dodd Frank Act, the Federal Deposit Insurance Corporation proposed to revise the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the proposed revisions would eliminate the adjustment for secured borrowings and make certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The proposed rule also revises the assessment rate schedule to provide assessments ranging from 5 to 45 basis points. No assurance can be given as to the final form of the proposed regulations or its impact on the Bank.

As previously noted above, the Dodd-Frank Act makes permanent the $250 thousand limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

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

The Corporation entered into a Securities Purchase Agreement with the Treasury that provides for our participation in the TARP Capital Purchase Program.  On January 9, 2009, the Corporation issued and sold to the Treasury 28,685 shares of the Corporation Fixed Rate Cumulative Perpetual Preferred Stock, with a liquidation preference of $1 thousand per share, and a ten-year warrant to purchase up to 150,296 shares of the Corporation’s common stock at an exercise price of $28.63 per share. Under the terms of the TARP program, the Treasury’s consent will be required for any increase in our dividends paid to common stockholders (above a quarterly dividend of $0.16 per common share) or the Corporation’s redemption, purchase or acquisition of its common stock until the third anniversary of the Corporation’s senior preferred share issuance to the Treasury unless prior to such third anniversary the senior preferred shares are redeemed in whole or the Treasury has transferred all of these shares to third parties.

In January 2010, the Corporation redeemed 25 percent of the original senior preferred stock issued under the Treasury’s CPP, repaying approximately $7.2 million to the Treasury, including accrued and unpaid dividends.  In March 2011, the Corporation redeemed an additional 25 percent of the senior preferred stock for approximately $7.2 million.  An aggregate of $14.3 million in senior preferred stock remains outstanding and owned by the Treasury.

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

On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (the “Stimulus Act”) into law.  The Stimulus Act modified the compensation-related limitations contained in the TARP Capital Purchase Program, created additional compensation-related limitations and directed the Secretary of the Treasury to establish standards for executive compensation applicable to participants in TARP, regardless of when participation commenced.  Thus, the newly enacted compensation-related limitations are applicable to the Corporation and to the extent the Treasury may implement these restrictions unilaterally the Corporation will apply these provisions.  The provisions may be retroactive.  In their January 2009 agreements our executives did not waive their contract or legal rights with respect to these new and retroactive provisions; other officers now covered by these provisions were not asked and did not agree to waive their contract or legal rights.  The compensation-related limitations applicable to the Corporation which have been added or modified by the Stimulus Act are as follows, which provisions must be included in standards established by the Treasury:

•
No severance payments.  Under the Stimulus Act “golden parachutes” were redefined as any severance payment resulting from involuntary termination of employment, or from bankruptcy of the employer, except for payments for services performed or benefits accrued.  Consequently under the Stimulus Act the Corporation is prohibited from making any severance payment to our “senior executive officers” (defined in the Stimulus Act as the five highest paid senior executive officers) and our next 5 most highly compensated employees during the TARP Capital Purchase Program Covered Period.

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

The Board of Governors of the Federal Reserve System has issued a supervisory letter to bank holding companies that contains guidance on when the board of directors of a bank holding company should eliminate or defer or severely limit dividends including, for example, when net income available for shareholders for the past four quarters, net of previously paid dividends paid during that period, is not sufficient to fully fund the dividends.  The letter also contains guidance on the redemption of stock by bank holding companies, which urges bank holding companies to advise the Federal Reserve of any such redemption or repurchase of common stock for cash or other value which results in the net reduction of a bank holding company’s capital at the beginning of the quarter below the capital outstanding at the end of the quarter.

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

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”), Under the TLG Program (as amended on March 17, 2009 the FDIC has (i) guaranteed through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (the “Debt Guarantee Program”) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than or equal to 0.5 percent interest per annum and Interest on Lawyers Trust Accounts (“IOLTAs”) held at participating FDIC- insured institutions through June 30, 2010 (the “TAG Program”). On April 13, 2010, the FDIC announced a second extension of the TAG Program until December 31, 2010.  Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is ranges from 15 to 25 basis points based upon the Bank’s CAMELS rating by the OCC on amounts in covered accounts exceeding $250,000.

We have elected to participate in both the Debt Guarantee Program and the TAG Program. We have not issued debt under the Debt Guarantee Program.

The Dodd Frank-Wall Street Reform and Consumer Protection Act included a two-year extension of the TAG Program, though the extension does not apply to all accounts covered under the original program. The extension through December 31, 2012 applies only to non-interest bearing transaction accounts. Beginning January 1, 2011, NOW accounts and IOLTAs will no longer be eligible for the unlimited guarantee. Unlike the original TAG Program, which allowed banks to opt in, the extended program will apply at all FDIC-insured institutions and will no longer be funded by separate premiums. The FDIC will account for the additional TAG insurance coverage in determining the amount of the general assessment it charges under the risk-based assessment system.

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

The information set forth in the 2010 Annual Report under the heading “Segment Information” is incorporated by reference herein.

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

Uncertainty in the financial markets in general with the expectation of the general economic downturn continued in 2010 and may continue through 2011. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years.  As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions.  Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Much of our business is with customers located within Morris, Somerset, Middlesex, Union and Hunterdon Counties and contiguous counties. Our business loans are generally made to small to mid-sized businesses, most of whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities.  Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers' ability to repay their loans and, consequently, adversely affect our financial condition and performance.  Further, we place substantial reliance on real estate as collateral for our loan portfolio.  A sharp downturn in real estate values in our market area could leave many of our loans under-secured, which could adversely affect our earnings.

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

We maintain an allowance for loan losses based on past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  However, we cannot predict loan losses with certainty and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination.  Factors that require an increase in our allowance for loan losses could reduce our earnings.

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

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

FDIC insurance premiums increased substantially in 2009 and we may have to pay significantly higher FDIC premiums in the future. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised regular deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. The amount of this special assessment for the Bank was $672 thousand. Additional special assessments may be imposed by the FDIC for future quarters at the same or higher levels.

In addition, the FDIC adopted a rule that required insured depository institutions, including the Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments were collected on December 30, 2009. The total prepaid assessments for the Bank was $8.8 million, which was recorded as a prepaid expense (asset). As of December 31, 2009 and each quarter thereafter, the Bank would record an expense for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.

The Dodd-Frank Act made the FDIC’s TAG Program mandatory for all FDIC-insured banks.  This additional insurance coverage will be accounted for by likely increases in general assessment charges under its risk-based assessment system.  These changes, along with the use of all of our remaining FDIC insurance assessment credits in early 2009, may cause the premiums charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2011 and in future periods.

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

The Corporation owns 11 branches and leases 12 branches.  The Corporation also owns one property adjacent to the Gladstone Office.  The Corporation leases an administrative and operations office building in Bedminster, New Jersey, a data center in Bedminster Township, New Jersey and a trust office in Bethlehem, Pennsylvania.  The information set forth in the 2010 Annual Report under the heading “Offices” is incorporated by reference herein.

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

			DIVIDEND
2010	HIGH	LOW	PER SHARE
1st QUARTER	$15.87	$10.65	$0.05
2nd QUARTER	16.57	11.64	0.05
3rd QUARTER	13.59	10.60	0.05
4th QUARTER	13.29	11.17	0.05

			DIVIDEND
2009	HIGH	LOW	PER SHARE
1st QUARTER	$27.68	$11.22	$0.16
2nd QUARTER	22.00	15.38	0.05
3rd QUARTER	19.72	15.76	-
4th QUARTER	16.05	11.03	0.05

The stock prices have been restated to reflect the five percent stock dividend in 2009.

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

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2005 in (a) the Corporation’s common stock; (b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks).  The graph is calculated assuming that all dividends are reinvested during the relevant periods.  The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Peapack-Gladstone Financial Corporation	100.00	102.99	91.55	101.86	52.02	54.40
Russell 3000	100.00	115.71	121.66	76.27	97.89	114.46
KBW 50	100.00	117.02	91.49	47.99	47.14	58.15

On December 31, 2010, the last reported sale price of the Common Stock was $13.05.  Also, on February 28, 2011, there were approximately 786 shareholders of record.

Issuer Purchases of Equity Securities

Due to the Corporation’s participation in the TARP program, the Corporation is not permitted to repurchase its common stock.

Sales of Unregistered Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The information set forth in the 2010 Annual Report under the heading “Selected Consolidated Financial Data” is incorporated herein by reference.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 2010 Annual Report under the heading “Management's Discussion and Analysis” is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 2010 Annual Report under the heading “Asset/Liability Management” is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 2010 Annual Report, together with the reports thereon by Crowe Horwath LLP and the Notes to the Consolidated Financial Statements, are incorporated herein by reference.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting during the fourth quarter of 2010.

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

Attestation Report of the Independent Registered Certified Public Accounting Firm

Crowe Horwath LLP, the independent registered certified public accounting firm that audited the financial statements included in this Form 10-K, has attested to, and reported on, the effectiveness of our internal control over financial reporting.  Their report is included in “Report of Independent Registered Certified Public Accounting Firm” included in the 2010 Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is included in the 2010 Annual Report and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.
PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Director Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement is incorporated herein by reference.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience

Frank A. Kissel	60	December 11, 1997	Chairman and Chief Executive Officer
Jeffrey J. Carfora	52	March 30, 2009	Chief Financial Officer
Vincent A. Spero	45	November 19, 2009	Chief Lending Officer
Robert M. Rogers	52	December 11, 1997	President and Chief Operating Officer
Finn M.W. Caspersen, Jr.	41	January 1, 2008	General Counsel
Craig C. Spengeman	55	December 11, 1997	President and Chief Investment Officer

Mr. Kissel, Mr. Rogers and Mr. Spengeman have been in their current positions for the past six years.  Mr. Caspersen, Jr. was Senior Vice President and Chief Risk Officer from March 2004 until his appointment to General Counsel in 2008.

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

The information set forth under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2011 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2010 for all equity compensation plans under which shares of our common stock may be issued:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a) (c)

EQUITY
COMPENSATION
PLANS APPROVED
BY SECURITY
HOLDERS	578,763	$23.75	285,332

EQUITY
COMPENSATION
PLANS NOT
APPROVED BY
SECURITY HOLDERS	N/A	N/A	N/A
TOTAL	578,763	$23.75	285,332

The information set forth under the captions “Beneficial Ownership of Common Stock” and “Stock Ownership of Directors and Executive Officers” in the 2011 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in the 2011 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Independent Registered Public Accounting Firm” and “Audit Committee Pre-approval Procedures” in the 2011 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Those portions of the 2010 Annual Report attached hereto as Exhibit 13 contain the financial statements incorporated herein by reference.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in the 2010 Annual Report.

(10)	Exhibits

(3)	Articles of Incorporation and By-Laws:

A.	Certificate of Incorporation as incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009.

B.	By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 23, 2007.

(4)
Warrant, dated January 9, 2009, to purchase up to 150,296 shares, as adjusted by the five percent stock dividend in 2009, of the Corporation’s Common Stock, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 12, 2009.

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

K.
“Change in Control Agreement” dated as of September 28, 2009, by and among the Corporation, the Bank and Vincent A. Spero as incorporated herein by reference to the Registrant’s Form 10-K filed on March 16, 2010.

L.	“Employment Agreement” dated as of June 2, 2008, by and among the Corporation, the Bank and Vincent A. Spero as incorporated herein by reference to the Registrant’s Form 10-K filed on March 16, 2010.

(12)	Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

	Years ended December 31,
	2010		2009		2008	2007		2006
Excluding interest on deposits	4.7	x	4.6	x	-19.7x	14.8	x	3.6	x
Including interest on deposits	1.9	x	1.5	x	-0.4x	1.5	x	1.4	x

Note: The ratio of earnings to combined fixed charges and preferred stock dividends is calculated by adding income before income taxes plus fixed charges and dividing that sum by the sum of fixed charges and preferred stock dividends.

(13)	Annual Report to Shareholders

+	Management contract and compensatory plan or arrangement.

(21)	List of Subsidiaries:
(a) Subsidiaries of the Corporation:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:

Name

Peapack-Gladstone Mortgage Group, Inc.	New Jersey	100%
(Dissolved as of December 31, 2010)
BGP CRE Holdings, LLC	New Jersey	100%
BGP RRE Holdings, LLC	New Jersey	100%
Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(23)	Consent of Independent Registered Public Accounting Firm:

(23.1)	Consent of Crowe Horwath LLP

(24)	Power of Attorney

(31.1)	Certification of Frank A. Kissel, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)
Certification of Frank A. Kissel, Chief Executive Officer of Peapack-Gladstone and Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	TARP Principal Executive Officer and Principal Financial Officer Years Following First Fiscal Year Certification

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

Dated:    March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Frank A. Kissel	Chairman of the Board, Chief Executive Officer	March 16, 2011
Frank A. Kissel	and Director

/s/ Jeffrey J. Carfora	Executive Vice President and Chief Financial	March 16, 2011
Jeffrey J. Carfora	Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/ Anthony J. Consi II	Director	March 16, 2011
Anthony J. Consi II

/s/ Pamela Hill	Director	March 16, 2011
Pamela Hill

/s/ John D. Kissel	Director	March 16, 2011
John D. Kissel

/s/ James R. Lamb	Director	March 16, 2011
James R. Lamb

/s/ Edward A. Merton	Director	March 16, 2011
Edward A. Merton

/s/ F. Duffield Meyercord	Director	March 16, 2011
F. Duffield Meyercord

/s/ John R. Mulcahy	Director	March 16, 2011
John R. Mulcahy

/s/ Robert M. Rogers	Director, President and Chief Operating Officer	March 16, 2011
Robert M. Rogers

/s/ Philip W. Smith III	Director	March 16, 2011
Philip W. Smith III

/s/ Craig C. Spengeman	Director, President of PGB Trust and Investments	March 16, 2011
Craig C. Spengeman