Form 10-Q
period 2011-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2011-05-09
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2011

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
Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Number of shares of Common Stock outstanding as of May 1, 2011:
8,822,700

PEAPACK-GLADSTONE FINANCIAL CORPORATION
PART 1  FINANCIAL INFORMATION

PART 2  OTHER INFORMATION

Item 1A	Risk Factors	Page 38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 38

Item 6	Exhibits	Page 38

Item 1.  Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$7,348	$6,490
Federal funds sold	100	100
Interest-earning deposits	42,234	56,097
Total cash and cash equivalents	49,682	62,687

Investment securities held to maturity (approximate fair
value $150,196 in 2011 and $138,438 in 2010)	151,993	140,277
Securities available for sale	271,687	275,076
FHLB and FRB Stock, at cost	4,619	4,624

Loans Held for Sale, at fair value	1,168	-

Loans	950,299	932,497
Less: Allowance for loan losses	14,386	14,282
Net Loans	935,913	918,215

Premises and equipment	33,386	33,820
Other real estate owned	3,000	4,000
Accrued interest receivable	4,587	4,231
Cash surrender value of life insurance	27,301	27,074
Deferred tax assets, net	26,039	25,725
Other assets	11,343	9,696
TOTAL ASSETS	$1,520,718	$1,505,425

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$235,977	$228,764
Interest-bearing deposits:
Checking	302,589	290,322
Savings	85,741	80,799
Money market accounts	526,355	524,449
Certificates of deposit $100,000 and over	73,966	79,311
Certificates of deposit less than $100,000	139,022	147,901
Total deposits	1,363,650	1,351,546
Federal Home Loan Bank advances	24,016	24,126
Capital lease obligation	6,383	6,304
Accrued expenses and other liabilities	14,585	5,733
TOTAL LIABILITIES	1,408,634	1,387,709

SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; issued 14,341 shares at March 31, 2011 and 21,513 at December 31, 2010;
liquidation preference of $1,000 per share)	13,859	20,746
Common stock (no par value; $0.83 per share; authorized 21,000,000 shares; issued shares, 9,230,878 at March 31, 2011 and 9,199,038 at December 31, 2010; outstanding shares, 8,822,700 at March
31, 2011 and 8,790,860 at December 31, 2010)	7,676	7,650
Surplus	95,765	95,586
Treasury stock at cost, 408,178 shares at March 31, 2011 and
408,178 shares at December 31, 2010	(8,988)	(8,988)
Retained earnings	5,823	4,693
Accumulated other comprehensive loss, net of income tax	(2,051)	(1,971)
TOTAL SHAREHOLDERS’ EQUITY	112,084	117,716
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,520,718	$1,505,425

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$11,730	$12,975
Interest on investment securities:
Taxable	611	514
Tax-exempt	93	141
Interest on securities available for sale:
Taxable	1,658	1,997
Tax-exempt	121	140
Interest on loans held for sale	16	-
Interest-earning deposits	28	24
Total interest income	14,257	15,791
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	979	1,602
Interest on certificates of deposit over $100,000	285	505
Interest on other time deposits	490	812
Interest on borrowed funds	203	324
Interest on capital lease obligation	79	-
Total interest expense	2,036	3,243
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	12,221	12,548
Provision for loan losses	2,000	2,400

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,221	10,148
OTHER INCOME
Trust department income	2,718	2,364
Service charges and fees	703	657
Bank owned life insurance	251	197
Securities gains/(losses), net	196	-
Other income	301	254
Total other income	4,169	3,472
OPERATING EXPENSES
Salaries and employee benefits	5,973	5,709
Premises and equipment	2,322	2,372
FDIC insurance expense	604	586
Other expenses	2,344	1,863
Total operating expenses	11,243	10,530
INCOME BEFORE INCOME TAX EXPENSE	3,147	3,090
Income tax expense	1,006	965
NET INCOME	2,141	2,125
Dividends on preferred stock and accretion	570	710
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$1,571	$1,415
EARNINGS PER COMMON SHARE
Basic	$0.18	$0.16
Diluted	$0.18	$0.16
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	8,820,059	8,778,764
Diluted	8,820,856	8,779,049

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)
Three Months Ended March 31, 2011

						Accumulated
						Other
(In Thousands, Except	Common	Preferred		Treasury	Retained	Comprehensive
Per Share Data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total

Balance at January 1, 2011
8,790,860 Common Shares
Outstanding	$7,650	$20,746	$95,586	$(8,988)	$4,693	$(1,971)	$117,716

Comprehensive Income:
Net Income 2011					2,141		2,141
Unrealized Holding Gains on
Securities Arising During the
Period, Net of Amortization
(Net of Income Tax
Expense of $80)						48
Less: Reclassification
Adjustment for Gain
Included in Net Income (Net
of Income Tax Expense
of $68)						128
Net Unrealized Holding
Gains on Securities Arising
During the Period (Net of
Income Tax Expense
of $12)						(80)	(80)
Total Comprehensive Income							2,061
Issuance of Restricted Stock
28,732 shares	24		(24)				-
Amortization of Restricted Stock			58				58
Redemption of Preferred Stock
7,172 shares		(7,172)					(7,172)
Accretion of Discount on
Preferred Stock		285			(285)		-
Cash Dividends Declared on
Common Stock					(441)		(441)
($0.05 per share)
Cash Dividends Declared on
Preferred Stock					(285)		(285)
Common Stock Option Expense			107				107
Sales of Shares (Dividend
Reinvestment Program),
3,108 shares	2		38				40
Balance at March 31, 2011
8,822,700 Common Shares
Outstanding	$7,676	$13,859	$95,765	$(8,988)	$5,823	$(2,051)	$112,084

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income:	$2,141	$2,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	718	810
Amortization of premium and accretion of discount on securities, net	690	44
Amortization of restricted stock	58	38
Provision for loan losses	2,000	2,400
Provision for deferred taxes	33	(532)
Stock-based compensation	107	75
Gains on security sales, available for sale	(196)	-
Loans originated for sale	(9,726)	(12,438)
Proceeds from sales of loans	8,744	12,615
Gains on loans sold	(186)	(177)
Gains on sale of other real estate owned	(47)	(15)
Increase in cash surrender value of life insurance, net	(227)	(181)
Increase in accrued interest receivable	(339)	(668)
(Increase)/decrease in other assets	(2,006)	1,579
Increase/(decrease) in accrued expenses and other liabilities	487	(678)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,251	4,997
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity	6,536	3,456
Proceeds from maturities of securities available for sale	15,179	10,952
Proceeds from calls of investment securities held to maturity	-	6,250
Proceeds from calls of securities available for sale	24,995	24,594
Proceeds from sales of securities available for sale	27,235
Purchase of investment securities held to maturity	(18,381)	(25,517)
Purchase of securities available for sale	(56,021)	(41,006)
Net (increase)/decrease in loans	(19,889)	10,600
Proceeds from sales of other real estate owned	1,238	335
Purchases of premises and equipment	(284)	(841)
NET CASH USED IN INVESTING ACTIVITIES	(19,392)	(11,177)
FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	12,104	(22,420)
Repayments of Federal Home Loan Bank advances	(110)	(359)
Redemption of preferred stock	(7,172)	(7,172)
Cash dividends paid on preferred stock	(285)	(320)
Cash dividends paid on common stock	(441)	(439)
Sales of shares (DRIP Program)	40	33
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	4,136	(30,677)
Net decrease in cash and cash equivalents	(13,005)	(36,857)
Cash and cash equivalents at beginning of period	62,687	79,972
Cash and cash equivalents at end of period	$49,682	$43,115
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,067	$3,507
Income taxes	5	110
Transfer of loans to other real estate owned	191	-
Security purchases settled in subsequent period	8,444	-

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2011 for Peapack-Gladstone Financial Corporation (the “Corporation”).

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

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans: Loans are considered past due when they are not paid in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past 90 days or more and collateral, if any, is insufficient to cover principal and interest. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. A non-accrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Corporation’s loans are secured by real estate in the State of New Jersey.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when Management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component of the allowance relates to loans that are individually classified as impaired.

A loan is impaired when, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are evaluated for impairment. Factors considered by Management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

All loans are individually evaluated for impairment when loans are classified as substandard by Management. If a loan is considered impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less estimated disposition costs if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment while they are performing assets. If and when a residential mortgage is placed on nonaccrual status and in the process of collection, such as through a foreclosure action then they are evaluated for impairment on an individual basis and the loan is reported, net, at the fair value of the collateral less estimated disposition costs.

A troubled debt restructuring is a renegotiated loan with concessions made by the lender to a borrower who is experiencing financial difficulty. Troubled debt restructurings are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral, less estimated disposition costs.  For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance covers un-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation on a weighted average basis over the previous two years.  This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes.

Stock-Based Compensation:  The Corporation has stock option plans that allow the granting of shares of the Corporation’s common stock as incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights to directors, officers, employees and independent contractors of the Corporation and its subsidiaries.  The options granted under these plans are exercisable at a price equal to the fair market value of common stock on the date of grant and expire not more than ten years after the date of grant.  Stock options may vest during a period of up to five years after the date of grant.

For the three months ended March 31, 2011 and 2010, the Corporation recorded total compensation cost for share-based payment arrangements of $107 thousand and $75 thousand respectively, with a recognized tax benefit of $18 thousand for the quarter ended March 31, 2011 and $12 thousand for the March 31, 2010 quarter.

There was approximately $1.2 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at March 31, 2011.  That cost is expected to be recognized over a weighted average period of 1.7 years.

For the Corporation’s stock option plans, changes in options outstanding during the three months ended March 31, 2011 were as follows:

	Number	Exercise	Weighted	Aggregate
	of	Price	Average	Intrinsic
(Dollars in thousands except share data)	Shares	Per Share	Exercise Price	Value
Balance, January 1, 2011	578,763	$10.83-$31.43	23.75
Granted	57,300	13.38-13.62	13.53
Forfeited	(63,679)	13.43-27.51	15.77
Balance, March 31, 2011	572,384	$10.83-$31.43	23.61	$10
Vested and Expected to Vest (1)	559,571	$10.83-$31.43	24.27	$9
Exercisable at March 31, 2011	420,556	$11.05-$31.43	26.24	$3

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options).  The Corporation’s closing stock price on March 31, 2011 was $13.26; therefore, there was almost no intrinsic value in the stock options outstanding at that date.

There were no stock options exercised during the three months ended March 31, 2011 or 2010.

The per share weighted-average fair value of stock options granted during the first three months of 2011 and 2010 for all plans was $8.99 and $8.32, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2011	2010
Dividend yield	1.51%	1.27%
Expected volatility	84%	72%
Expected life	7 years	7 years
Risk-free interest rate	2.02%	2.92%

In January 2010 and 2011, the Corporation issued 55,993 shares restricted stock awards and 28,732 shares , respectively at a fair value equal to the market price of the Corporation’s common stock at the date of the grant. The awards fully vest on the fifth anniversary of the grant date. For the three months ended March 31, 2011 and 2010, the Corporation recorded total compensation cost for share-based payment arrangements of $58 thousand and $38 thousand respectively.

As of March 31, 2011, there was approximately $1.0 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the Corporation’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 2.0 years.

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

	Three Months Ended
	March 31,
(In Thousands, except per share data)	2011	2010

Net Income to Common Shareholders	$1,571	$1,415

Basic Weighted-Average Common
Shares Outstanding	8,820,059	8,778,764
Plus: Common Stock Equivalents	797	285
Diluted Weighted-Average Common
Shares Outstanding	8,820,856	8,779,049
Net Income Per Common Share
Basic	$0.18	$0.16
Diluted	0.18	0.16

Stock options and warrants with an exercise price below the Corporation’s market price equal to 731,838 and 743,878 shares were not included in the computation of diluted earnings per share in the first quarters of 2011 and 2010, respectively, because they were antidilutive to the earnings per share calculation.

Income Taxes: The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2007 or by New Jersey tax authorities for years prior to 2006.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at March 31, 2011.

Comprehensive Income:  Comprehensive income consists of net income and the change during the period in the Corporation’s net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses and net amortization of the unrealized loss on securities transferred to held to maturity from available for sale.  Total comprehensive income for the first quarter of 2011 was $2.1 million as compared to total comprehensive income of $2.2 million for the same quarter in 2010.

Reclassification:  Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2011 presentation.

2.	INVESTMENT SECURITIES HELD TO MATURITY

A summary of amortized cost and approximate fair value of investment securities held to maturity included in the consolidated statements of condition as of March 31, 2011 and December 31, 2010 follows:

March 31, 2011
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Government-Sponsored Entities	$57,980	$23	$(868)	$57,135
Mortgage-Backed Securities -
Residential	63,330	846	(487)	63,689
State and Political Subdivisions	21384	154	(30)	21,508
Trust Preferred Pooled Securities	9,299	-	(1,435)	7,864
Total	$151,993	$1,023	$(2,820)	$150,196

December 31, 2010
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Government-Sponsored Entities	$45,485	$11	$(790)	$44,706
Mortgage-Backed Securities -
Residential	67,745	921	(494)	68,172
State and Political Subdivisions	17,671	184	(31)	17,824
Trust Preferred Pooled Securities	9,376	-	(1,640)	7,736
Total	$140,277	$1,116	$(2,955)	$138,438

The following tables present the Corporation’s investment securities held to maturity with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2011 and December 31, 2010.

	March 31, 2011
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored
Entities	$44,624	$(868)	$-	$-	$44,624	$(868)
Mortgage-Backed
Securities -
Residential	33,081	(487)	-	-	33,081	(487)
State & Political
Subdivisions	10,507	(30)	-	-	10,507	(30)
Trust Preferred
Pooled Securities	-	-	1,989	(1,435)	1,989	(1,435)
Total	$88,212	$(1,385)	$1,989	$(1,435)	$90,201	$(2,820)

	December 31, 2010
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored
Entities	$39,707	$(790)	$-	$-	$39,707	$(790)
Mortgage-Backed
Securities -
Residential	32,553	(494)	-	-	32,553	(494)
State & Political
Subdivisions	9,667	(31)	-	-	9,667	(31)
Trust Preferred
Pooled Securities	-	-	1,782	(1,640)	1,782	(1,640)
Total	$81,927	$(1,315)	$1,782	$(1,640)	$83,709	$(2,955)

The trust preferred pooled securities within the Corporation’s held to maturity investment portfolio are collateralized by trust preferred securities issued primarily by individual bank holding companies, but also by insurance companies and real estate investment trusts. There has been little or no active trading in these securities for several years; therefore the Corporation believes in most cases it is more appropriate to estimate fair value using discounted cash flow analysis. As of December 31, 2008, to estimate fair value, and determine whether the securities were other-than-temporarily impaired, the Corporation retained and worked with a third party to review the issuers (the collateral) underlying each of the securities. Among the factors analyzed were the issuers’ profitability, credit quality, asset mix, capital adequacy, leverage and liquidity position, as well as an overall assessment of credit, profitability and capital trends within the portfolio’s issuer universe. These factors provided an assessment of the portion of the collateral of each security which was likely to default in future periods. The cash flows associated with the collateral likely to default, together with the cash flows associated with collateral which had already deferred or defaulted, were then eliminated. In addition, the Corporation assumed constant rates of default in excess of those based upon the historic performance of the underlying collateral. The resulting cash flows were then discounted to the current period to determine fair value for each security. The discount rate utilized was based on a risk-free rate (LIBOR) plus spreads appropriate for the product, which include consideration of liquidity and credit uncertainty.

Each quarter since December 2008, to periodically assess the credit assumptions and related input data that could affect the fair value of each security, Management compared actual deferrals and defaults to the assumed deferrals and defaults included in the valuation model.

As of each year end since December 2008, the Corporation again worked with a third party to model the securities and review its valuation.  The modeling process and related assumptions were similar to the process and related assumptions employed as of December 31, 2008. In 2010, as a result of this process additional impairment charges of $581 thousand were recorded on three trust preferred pooled securities for the year ended December 31, 2010. No additional impairment charges were recorded for the quarter ended March 31, 2011.

Further significant downturns in the real estate markets and/or the economy could cause additional issuers to defer paying dividends on these securities and/or ultimately default. Such occurrences, if beyond those assumed in the current valuation, could cause an additional write-down of the portfolio, with a negative impact on earnings; however, the Corporation has already recorded a substantial write-down of its trust preferred pooled securities portfolio. We do not expect that an additional write-down would have a material effect on the cash flows from the securities or on our liquidity position.

At March 31, 2011, other-than-temporary impairment recognized in accumulated other comprehensive income totaled $3.0 million.

Management has determined that any unrecognized losses on the mortgage-backed securities and state or municipal securities held to maturity at March 31, 2011, are temporary and due to interest rate fluctuations and/or volatile market conditions, rather than the creditworthiness of the issuers.  The Corporation monitors creditworthiness of issuers periodically, including issuers of trust preferred securities on a quarterly basis.  The Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of March 31, 2011 and December 31, 2010 follows:

	March 31, 2011
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government-Sponsored
Entities	$16,282	$3	$(39)	$16,246
Mortgage-Backed Securities -
Residential	229,356	3,787	(950)	232,193
State and Political Subdivisions	17,494	338	(33)	17,799
Other Securities	5,499	-	(785)	4,714
Marketable Equity Securities	680	56	(1)	735
Total	$269,311	$4,184	$(1,808)	$271,687

	December 31, 2010
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Treasury and U.S.
Government-Sponsored
Entities	$50,926	$209	$-	$51,135
Mortgage-Backed Securities -
Residential	199,099	4,179	(1,188)	202,090
State and Political Subdivisions	16,418	243	(48)	16,613
Other Securities	5,499	-	(999)	4,500
Marketable Equity Securities	680	58	-	738
Total	$272,622	$4,689	$(2,235)	$275,076

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2011 and December 31, 2010.

	March 31, 2011
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Entities	$9,944	$(39)	$-	$-	$9,944	$(39)
Mortgage-Backed
Securities -
Residential	102,159	(924)	371	(26)	102,530	(950)
State and Political
Subdivisions	2,269	(16)	463	(17)	2,732	(33)
Other Securities	-	-	3,221	(778)	3,221	(778)
CRA Investment Fund	1,493	(7)	-	-	1,493	(7)
Marketable Equity
Securities	-	-	-	(1)	-	(1)
Total	$115,865	$(986)	$4,055	$(822)	$119,920	$(1,808)

	December 31, 2010
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities -
Residential	102,695	(984)	2,211	(204)	104,906	(1,188)
State and Political
Subdivisions	777	(14)	446	(34)	1,223	(48)
Other Securities	1,499	(1)	3,001	(998)	4,500	(999)
Total	$104,971	$(999)	$5,658	$(1,236)	$110,629	$(2,235)

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers.  The Corporation does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; however, Management also closely monitors market conditions and may sell the securities if it determines it would be beneficial to do so.

At March 31, 2011, the unrealized loss on the other securities is related to two single-issuer trust preferred securities. The largest portion of the unrealized loss, $688 thousand, is related to a security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security continues to be rated investment grade by Moody’s. Additionally, at March 31, 2011, the fair value of this security has improved from the fair value at December 31, 2010. It is not considered other-than-temporarily impaired. The other trust preferred security was issued by a large community bank that recorded a profit in its most recent reporting period and was considered well capitalized. It was determined that the credit risk associated with this security is minimal and that the unrealized loss is due to its type, as trust preferred securities remain out of favor with investors.

4.	LOANS

Loans outstanding, by general ledger classification, as of March 31, 2011 and December 31, 2010, consisted of the following:

		% of Total		% of Total
(In Thousands)	2011	Loans	2010	Loans
Residential Mortgage	$432,413	45.5%	$419,653	45.0%
Commercial Mortgage	300,659	31.6	288,183	30.9
Commercial Loans	133,614	14.1	131,408	14.1
Construction Loans	17,693	1.9	25,367	2.7
Home Equity Lines of Credit	45,512	4.8	45,775	4.9
Consumer Loans, Including
Fixed Rate Home Equity Loans	19,278	2.0	20,622	2.2
Other Loans	1,130	0.1	1,489	0.2
Total Loans	$950,299	100.0%	$932,497	100.0%

Included in the totals above for March 31, 2011 are $1.2 million of unamortized discount and $2.4 million of deferred origination costs net of deferred origination fees as compared to $1.4 million of unamortized discount and $2.3 million of deferred origination costs net of deferred origination fees for December 31, 2010.

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of March 31, 2011 and December 31, 2010:

March 31, 2011
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans		Total
	Evaluated	Individually	Evaluated	Collectively
	for	Evaluated for	for	Evaluated for	Total	Ending
(In Thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary
Residential
Mortgage	$4,392	$19	$440,054	$1,554	$444,446	$1,573
Home Equity Lines
of Credit	26	-	45,486	174	45,512	174
Junior Lien Loan
On Residence	525	-	13,524	208	14,049	208
Multifamily
Property	599	-	66,864	367	67,463	367
Owner-Occupied
Commercial
Real Estate	12,640	1,418	98,222	1,969	110,862	3,387
Investment Commercial
Real Estate	5,945	686	204,053	4,026	209,998	4,712
Commercial and
Industrial	1,929	241	24,771	2,210	26,700	2,451
Commercial
Construction	-	-	17,693	903	17,693	903
Consumer and
Other	-	-	13,576	90	13,576	90
Unallocated	-	-	-	521	-	521
Total ALLL	$26,056	$2,364	$924,243	$12,022	$950,299	$14,386

December 31, 2010
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans		Total
	Evaluated	Individually	Evaluated	Collectively
	for	Evaluated for	for	Evaluated for	Total	Ending
(In Thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary
Residential
Mortgage	$4,578	$-	$428,466	$1,502	$433,044	$1,502
Home Equity Lines
of Credit	85	-	45,730	160	45,815	160
Junior Lien Loan
On Residence	537	-	14,981	228	15,518	228
Multifamily
Property	691	26	40,327	277	41,018	303
Owner-Occupied
Commercial
Real Estate	3,051	504	114,634	2,740	117,685	3,244
Investment Commercial
Real Estate	11,900	1,141	203,692	3,151	215,592	4,292
Commercial and
Industrial	2,330	308	25,448	2,411	27,778	2,719
Commercial
Construction	5,225	500	20,149	746	25,374	1,246
Consumer and
Other	-	-	10,673	66	10,673	66
Unallocated	-	-	-	522	-	522
Total ALLL	$28,397	$2,479	$904,100	$11,803	$932,497	$14,282

Impaired loans include non-accrual loans of $19.2 million at March 31, 2011 and $18.1 million at December 31, 2010. Impaired loans also includes commercial mortgage troubled debt restructured loans of $3.2 million at March 31, 2011 and $5.2 million at December 31, 2010.  As of March 31, 2011, impaired loans totaling $1.2 million have no specific reserves, while impaired loans totaling $24.9 million have specific reserves of $2.4 million.  As of December 31, 2010, impaired loans totaling $5.2 million have no specific reserves, while impaired loans totaling $23.2 million have specific reserves of $2.5 million.

At March 31, 2011, $26.1 million of the $51.2 million of loans classified as substandard were also considered impaired as compared to December 31, 2010, whereby, $28.4 million of the $41.9 million of loans classified as substandard were also considered impaired.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

March 31, 2011
	Unpaid
	Principal	Recorded	Specific
(In Thousands)	Balance	Investment	Reserves
With No Related Allowance Recorded:
Multifamily Property	$711	$599	$-
Home Equity Lines of Credit	100	26	-
Junior Lien Loan on Residence	537	525	-
Total Loans with No Related Allowance	$1,348	$1,150	$-

With Related Allowance Recorded:
Primary Residential Mortgage	4,986	4,392	19
Owner-Occupied Commercial Real Estate	12,910	12,640	1,418
Investment Commercial Real Estate	6,965	5,945	686
Commercial and Industrial	3,238	1,929	241
Total Loans with Related Allowance	$28,099	$24,906	$2,364
Total Loans Individually Evaluated for
Impairment	$29,447	$26,056	$2,364

December 31, 2010
	Unpaid
	Principal	Recorded	Specific
(In Thousands)	Balance	Investment	Reserves
With No Related Allowance Recorded:
Primary Residential Mortgage	$5,080	$4,578	$-
Home Equity Lines of Credit	100	85	-
Junior Lien Loan on Residence	660	537	-
Total Loans with No Related Allowance	$5,840	$5,200	$-

With Related Allowance Recorded:
Multifamily Property	713	691	26
Owner-Occupied Commercial Real Estate	8,238	7,972	505
Investment Commercial Real Estate	6,979	6,979	1,141
Commercial and Industrial	3,464	2,330	307
Commercial Construction	8,199	5,225	500
Total Loans with Related Allowance	$27,593	$23,197	$2,479
Total Loans Individually Evaluated for
Impairment	$33,433	$28,397	$2,479

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010:

March 31, 2011
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In Thousands)	Nonaccrual	Interest
Primary Residential Mortgage	$4,555	$-
Home Equity Lines of Credit	26	-
Junior Lien Loan on Residence	525	-
Multifamily Property	599	49
Owner-Occupied Commercial Real Estate	8,127	-
Investment Commercial Real Estate	3,975	-
Commercial and Industrial	1,366	274
Total	$19,173	$323

December 31, 2010
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In Thousands)	Nonaccrual	Interest
Primary Residential Mortgage	$4,578	$
Home Equity Lines of Credit	85
Junior Lien Loan on Residence	537
Multifamily Property	378	361
Owner-Occupied Commercial Real Estate	1,594	305
Investment Commercial Real Estate	3,966
Commercial and Industrial	1,751
Commercial Construction	5,225
Total	$18,114	$666

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans, excluding nonaccrual loans:

March 31 ,2011
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In Thousands)	Past Due	Past Due	Past Due	Past Due
Primary Residential Mortgage	$3,377	$-	$-	$3,377
Junior Lien Loan on Residence	-	96		96
Multifamily Property	-	-	49	49
Owner-Occupied Commercial
Real Estate	814	761		1,575
Commercial and Industrial	40	69	274	383
Consumer and Other	-	1		1
Total	$4,231	$927	$323	$5,481

December 31, 2010
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In Thousands)	Past Due	Past Due	Past Due	Past Due
Primary Residential Mortgage	$3,490	$162	$-	$3,652
Junior Lien Loan on Residence	-	-	-	-
Multifamily Property	-	-	361	361
Owner-Occupied Commercial
Real Estate	820		305	1,125
Investment Commercial
Real Estate	728			728
Commercial and Industrial	274	-	-	274
Consumer and Other	1	-	-	1
Total	$5,313	$162	$666	$6,141

The following table presents the types of troubled debt restructured loans at March 31, 2011 and December 31, 2010.  The commercial mortgage troubled debt restructured loans of $3.2 million are all considered and included in impaired loans at March 31, 2011.  The commercial mortgage troubled debt restructured loans of $5.2 million at December 31, 2010 are all considered and included in impaired loans at December 31, 2010.  At March 31, 2011 and December 31, 2010, the troubled debt restructured loans had $324 thousand and $268 thousand of specific reserves, respectively.  All troubled debt restructured loans were paying in accordance with restructured terms as of March 31, 2011.

	March 31,	Number of	December 31,	Number of
(Dollars in Thousands)	2011	Relationships	2010	Relationships
Residential Mortgage	$1,851	6	$1,425	8
Commercial Mortgage	3,224	1	5,152	4
Commercial Loans	564	3	580	3
Total	$5,639	10	$7,157	15

As of March 31, 2011 and December 31, 2010, the Corporation has allocated $324 thousand and $268 thousand, respectively, of specific reserves to customers whose loan terms have been modified in troubled debt restructurings. The Corporation has not committed to lend additional amounts as of March 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Corporation analyzes loans individually by classifying the loans as to credit risk.  This analysis includes all commercial loans with an outstanding balance of $150 thousand or more.  The risk rating analysis of loans is performed (i) when the loan is initially underwritten, (ii) annually for loans in excess of $500,000, (iii) on a random quarterly basis from either internal reviews with the Senior Credit Officer or externally through an independent loan review firm, or (iv) whenever management otherwise identifies a potentially negative trend or issue relating to a borrower. The Corporation uses the following definitions for risk ratings:

Special Mention:  Loans subject to special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or of the institution’s credit position at some future date.

Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful:  Loans classified as doubtful have all the weakness inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Loans listed as not rated are either less than $150 thousand or are included in groups of homogeneous loans.  As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful
Primary Residential Mortgage	$433,779	$6,275	$4,392	$-
Home Equity Lines of Credit	45,090	-	422	-
Junior Lien Loan on Residence	13,428	96	525	-
Multifamily Property	66,249	165	1,049	-
Owner-Occupied Commercial
Real Estate	81,483	6,420	23,000	-
Investment Commercial
Real Estate	178,000	12,505	19,451	-
Commercial and Industrial	22,542	1,811	2,347	-
Commercial Construction	13,224	4,469	-	-
Consumer and Other Loans	13,577	-	-	-
Total	$867,372	$31,741	$51,186	$-

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful
Primary Residential Mortgage	$422,972	$5,495	$4,578	$-
Home Equity Lines of Credit	45,730	-	85	-
Junior Lien Loan on Residence	14,877	104	537	-
Multifamily Property	39,709	166	1,142	-
Owner-Occupied Commercial
Real Estate	89,136	14,722	13,827	-
Investment Commercial
Real Estate	187,201	14,468	13,923	-
Commercial and Industrial	23,284	1,864	2,630	-
Commercial Construction	20,149	-	5,225	-
Consumer and Other Loans	10,673	-	-	-
Total	$853,731	$36,819	$41,947	$-

At March 31, 2011, $26.1 million of the $51.2 million of loans classified as substandard were also considered impaired as compared to December 31, 2010, when $28.4 million of the $41.9 million of loans classified as substandard were also considered impaired.

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loans, the Corporation also evaluated credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

The following tables present the recorded investment in residential and consumer loans based on payment activity as of March 31, 2011 and December 31, 2010:

March 31, 2011
	Primary		Junior Lien
	Residential	Home Equity	Loan on
(In Thousands)	Mortgage	Lines of Credit	Residence	Other Consumer
Performing	$430,177	$45,486	$10,211	$4,204
Non-performing	4,555	26	525	1
Total	$434,732	$45,512	$10,736	$4,205

December 31, 2010
	Primary		Junior Lien
	Residential	Home Equity	Loan on
(In Thousands)	Mortgage	Lines of Credit	Residence	Other Consumer
Performing	$421,195	$45,730	$12,032	$4,393
Non-performing	4,578	85	138	-
Total	$425,773	$45,815	$12,170	$4,393

The following table presents the types of non-performing loans at March 31, 2011 and December 31, 2010.  Non-performing loans of $19.2 million at March 31, 2011 and $18.1 million at December 31, 2010 are considered and included in impaired loans for the same respective periods.

	March 31,	Number of	December 31,	Number of
(Dollars in thousands)	2010	Relationships	2010	Relationships
Residential Mortgage	$4,555	13	$4,578	12
Commercial Mortgage	13,150	14	7,005	10
Commercial Loans	1,640	5	1,750	4
Construction Loans	-	-	5,225	2
Home Equity Lines of Credit	125	1	85	1
Consumer Loans	26	1	137	1
Total	$19,496	34	$18,780	30

A summary of the allowance for loan losses for the quarterly periods indicated follows (in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2011	2010	2010	2010	2010

Allowance for loan losses:
Beginning of period	$14,282	$14,025	$13,856	$13,720	$13,192
Provision for loan losses	2,000	2,850	2,000	2,750	2,400
Charge-offs, net	(1,896)	(2,593)	(1,831)	(2,614)	(1,872)
End of period	$14,386	$14,282	$14,025	$13,856	$13,720

Allowance for loan losses as a %
of total loans	1.51%	1.53%	1.49%	1.44%	1.41%
Allowance for loan losses as a %
of nonperforming loans	73.79%	76.05%	78.02%	65.68%	106.87%

The activity in the allowance for loan losses for the three months ended March 31, 2011 is summarized below:

	December 31,				March 31,
	2010				2011
	Ending				Ending
(In Thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary
Residential
Mortgage	$1,502	$173	$-	$244	$1,573
Home Equity Lines
of Credit	160	60	-	74	174
Junior Lien Loan
On Residence	228	12	-	(8)	208
Multifamily
Property	303	84	8	140	367
Owner-Occupied
Commercial
Real Estate	2,777	-	-	610	3,387
Investment Commercial
Real Estate	4,759	1,014	-	967	4,712
Commercial and
Industrial	2,719	67	2	(203)	2,451
Commercial
Construction	1,246	500	11	146	903
Consumer and
Other	66	7	-	31	90
Unallocated	522	-	-	(1)	521
Total ALLL	$14,282	$1,917	$21	$2,000	$14,386

5.	FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $24.0 million and $24.1 million at March 31, 2011 and December 31, 2010, respectively, with a weighted average interest rate of 3.30 percent and 3.44 percent, respectively.  Advances totaling $4.0 million at March 31, 2011, have fixed maturity dates, while advances totaling $1.0 million were amortizing advances with monthly payments of principal and interest.  These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $80.4 million at March 31, 2011.

At March 31, 2011, the Corporation had $19.0 million in fixed rate advances that were initially noncallable for one, two or three years and then callable quarterly within final maturities of three to ten years.  These advances are secured by pledges of investment securities totaling $23.4 million at March 31, 2011.

There were no overnight borrowings at March 31, 2011 or at December 31, 2010.  Overnight borrowings from the FHLB averaged $586 thousand with a weighted average interest rate of 0.43 percent for the three months ended March 31, 2011. There were no overnight borrowings for the three months ended March 31, 2010.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2011	3,336
2012	5,462
2013	218
2014	-
2015	3,000
Over 5 years	12,000
Total	$24,016

6.	BUSINESS SEGMENTS

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,326	$895	$12,221
Noninterest income	1,385	2,784	4,169
Total income	12,711	3,679	16,390

Provision for loan losses	2,000	-	2,000
Salaries and benefits	4,765	1,208	5,973
Premises and equipment expense	2,146	176	2,322
Other noninterest expense	1,798	1,150	2,948
Total noninterest expense	10,709	2,534	13,243
Income before income tax expense	2,002	1,145	3,147
Income tax expense	634	372	1,006
Net income	$1,368	$773	$2,141

Total assets at period end	$1,519,383	$1,335	$1,520,718

	Three Months Ended March 31, 2010
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,569	$979	$12,548
Noninterest income	1,066	2,406	3,472
Total income	12,635	3,385	16,020

Provision for loan losses	2,400	-	2,400
Salaries and benefits	4,406	1,303	5,709
Premises and equipment expense	2,185	187	2,372
Other noninterest expense	1,553	896	2,449
Total noninterest expense	10,544	2,386	12,930
Income before income tax expense	2,091	999	3,090
Income tax expense	653	312	965
Net income	$1,438	$687	$2,125

Total assets at period end	$1,481,973	$1,338	$1,483,311

7.	FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

Level 3:       Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Corporation used the following methods and significant assumptions to estimate the fair value:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used, if available, to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.
Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
	March 31,
(In Thousands)	2011
Assets:
Available for Sale:
U.S. Treasury and U.S.
Government-Sponsored
Entities	$16,246	$-	$16,246	$-
Mortgage-Backed Securities -
Residential	232,193	-	232,193	-
State and Political Subdivisions	17,799	-	17,799	-
Other Securities	3,221	-	3,221	-
CRA Investment Fund	1,493	-	1,493	-
Marketable Equity Securities	735	735	-	-
Total	$271,687	$735	$270,952	$-

	December 31,
	2010
Assets:
Available for Sale:
U.S. Treasury and U.S.
Government-Sponsored
Entities	$51,135	$-	$51,135	$-
Mortgage-Backed Securities -
Residential	202,090	-	202,090	-
State and Political Subdivisions	16,613	-	16,613	-
Other Securities	3,001	-	3,001	-
CRA Investment Fund	1,499	-	1,499	-
Marketable Equity Securities	738	738	-	-
Total	$275,076	$738	$274,338	$-

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
	March 31,
(In Thousands)	2011
Assets:
Impaired Loans:
Commercial Mortgage	$16,481	$-	$-	$16,481
Commercial	1,688	-	-	1,688

	December 31,
	2010
Assets:
Impaired Loans:
Commercial Mortgage	$10,452	$-	$-	$10,452
Commercial	3,346	-	-	3,346

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $20.5 million, with a valuation allowance of $2.4 million at March 31, 2011.Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $23.2 million, with a valuation allowance of $2.5 million at December 31, 2010.

The carrying amounts and estimated fair values for financial instruments at March 31, 2011 and December 31, 2010 are as follows:
	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$49,682	$49,682	$62,687	$62,687
Investment Securities, Held to Maturity	151,993	150,196	140,277	138,438
Securities Available for Sale	271,687	271,687	275,076	275,076
FHLB and FRB Stock	4,619	N/A	4,624	N/A
Loans Held for Sale	1,168	1,168	-	-
Loans, Net of Allowance for
Loan Losses	935,913	928,974	918,215	917,257
Accrued Interest Receivable	4,587	4,587	4,231	4,231
Financial Liabilities:
Deposits	1,363,650	1,365,562	1,351,546	1,353,834
Federal Home Loan Bank Advances	24,016	25,192	24,126	25,330
Accrued Interest Payable	607	607	716	716

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

The carrying amount is the estimated fair value for cash and cash equivalents, interest-earning deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable-rate loans or deposits that reprice frequently and fully. For fixed-rate loans or deposits and for variable-rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk, including consideration of credit spreads. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB or FRB stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is not considered material or is based on the current fees or cost that would be charged to enter into or terminate such arrangements.

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

On March 2, 2011, the Corporation redeemed an additional 25 percent of the original preferred shares issued under the Treasury’s CPP, repaying approximately $7.2 million to the Treasury, including accrued and unpaid dividends of approximately $15 thousand. The Corporation’s redemption of the shares was not subject to additional conditions or stipulations from the Treasury.  As a result of the repurchase, the accretion related to the preferred stock was accelerated and approximately $246 thousand was recorded as a reduction to retained earnings in the first quarter of 2011.

Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL:  The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about management’s view of future interest income and net loans, management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities and market conditions.  These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms.  Actual results may differ materially from such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Corporation’s Form 10-K for the year ended December 31, 2010 and the following:

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:  Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2010, contains a summary of the Corporation’s significant accounting policies.

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

The provision for loan losses is based upon management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change.  Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses.  Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination.  Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey.  Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values continue to decline or New Jersey experiences continuing adverse economic conditions.  Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Corporation intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Corporation recognized no other-than-temporary impairment charges in the first quarters of 2011 and 2010.

EXECUTIVE SUMMARY:  For the first quarter of 2011, the Corporation recorded net income of $2.14 million, an increase of $16 thousand compared to the same quarter of 2010.  Diluted earnings per common share, after giving effect for the preferred dividend, were $0.18 in the first quarter of 2011 as compared to $0.16 per diluted share for the same quarter of 2010.  The increase in 2011 earnings per share was primarily due to a decline in the dividends and accretion on preferred stock as a result of the 2010 redemption of 25 percent of the preferred shares issued under the Treasury’s CPP. For the three months ended March 31, 2011, annualized return on average assets for the quarter was 0.57 percent and annualized return on average common equity was 6.44 percent.

Net interest income, on a fully tax-equivalent basis, was $12.4 million and $12.7 million for the first quarters of 2011 and 2010, respectively.  For the first quarter of 2011, the net interest margin, on a fully tax-equivalent basis, was 3.54 percent as compared to 3.67 percent for the same three month period in 2010.

Average loans equaled $937.1 million for the first quarter of 2011, declining $41.4 million or 4.2 percent from $978.5 million for the same quarter of 2010.  The yield on loans was 5.01 percent and 5.31 percent for the three months ended March 31, 2011 and 2010, respectively, reflecting a decline of 30 basis points from the 2010 quarter to the 2011 quarter.

For the first quarter of 2011, average deposits were $1.34 billion, rising $22.6 million or 1.7 percent over the levels of the first quarter of 2010.  Average costs of interest-bearing deposits declined 42 basis points to 0.63 percent for the three months ended March 31, 2011 from 1.05 percent for the same three-month period in 2010.

CONTRACTUAL OBLIGATIONS:  For a discussion of our contractual obligations, see the information set forth in the Corporation’s 2010 Annual Report under the heading “Management’s Discussion and Analysis – Contractual Obligations” which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS:  For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s 2010 Annual Report under the heading “Management’s Discussion and Analysis – Off-Balance Sheet Arrangements” which is incorporated herein by reference.

EARNINGS ANALYSIS

NET INTEREST INCOME:  The Corporation recorded net interest income, on a tax-equivalent basis, of $12.4 million for the first quarter of 2011 as compared to $12.7 million for the same quarter of 2010, a decline of $367 thousand or 2.9 percent. The net interest margin was 3.54 percent and 3.67 percent, for the first quarters of 2011 and 2010, respectively, reflecting a decline of 13 basis points. Rates are lower on new investments and loans, compared to the rates of investments and loans that are maturing or paying down. Additionally, growth in lower yielding, but shorter duration investment securities coupled with lower loan balances contributed to the reduced margin. At the same time, the Corporation continues to lower funding costs as certificates of deposits reprice at lower market rates or are transferred to other, lower-costing deposit products.

Average investments, federal funds sold and interest-earning deposits totaled $461.7 million in the first quarter of 2011, reflecting an increase of $53.7 million, or 13.2 percent, from the same period in 2010.  The growth in these categories is primarily the result of loan and mortgage-backed security principal pay downs which exceeded loan demand and, to a lesser extent, deposit inflows.

Loans averaged $937.1 million for the first quarter of 2011, declining $41.4 million, or 4.2 percent, when compared to the first three months of 2010. Although the Corporation continues to originate mortgages to maintain in its portfolio, loan sales and payments have outpaced originations, resulting in a decline in the average residential mortgage loan portfolio of $19.9 million or 4.4 percent when comparing the first quarter of 2011 to the first quarter of 2010. The average commercial mortgage loan portfolio was

$285.6 million for the first quarter of 2011, an increase of $4.6 million or 1.6 percent, from $281.0 million for the same year ago period. For the first quarters of 2011 and 2010, the commercial loan portfolio averaged $132.0 million and $122.7 million, respectively, rising $9.3 million, or 7.5 percent, from the first quarter of 2010.  The commercial construction portfolio has declined $36.3 million, or 60.4 percent, to $23.8 million, due to the conversion of some loans to permanent loans and also to the resolution of some problem loans. The average home equity portfolio totaled $46.0 million for the first three months of 2011 as compared to $39.1 million for the same three months of 2010, an increase of $6.9 million or 17.5 percent.  The Corporation has focused on the origination of these higher-yielding, shorter-maturity loans during the past year.  The Corporation seeks to lend to quality borrowers in all loan categories; however, in the past two years, loan demand from quality borrowers has been scarce and loan pay downs have outpaced originations in almost all categories.

For the first three months of 2011, total deposits averaged $1.34 billion, increasing $22.6 million, or 1.7 percent, when compared to $1.32 billion for the same period in 2010. Interest-bearing checking accounts for the first quarters of 2011 and 2010 averaged $298.0 million and $238.3 million, respectively, an increase of $59.7 million, or 25.1 percent. For the first quarter of 2011, non-interest bearing demand deposits averaged $222.4 million, an increase of $10.2 million, or 4.3 percent, when compared to the same quarter of 2010. Checking growth is attributable to the Corporation’s continual focus on business and personal core deposit growth coupled with the Corporation’s recent focus on select municipalities within its branch market areas. Money market accounts increased $27.8 million to an average of $522.5 million for the first three months of 2011 as compared to an average of $494.7 million for the same period in 2010. In a lower or uncertain interest rate environment, certain customers tend to deposit funds in money market accounts to wait for higher or a more certain rate environment, resulting in increases to the money market balances. Average savings accounts totaled $82.2 million for the first quarter of 2011, increasing $7.0 million, or 9.3 percent, since the same quarter of 2010. Certificates of deposit averaged $219.4 million for the first quarter of 2011, declining $86.3 million, or 28.2 percent, from the average of $305.7 million for the same quarter of 2010. The Corporation has opted not to pay higher rates on maturing certificates of deposit, resulting in the decline in this type of deposit. The Corporation believes it has ample liquidity from core deposits, principal pay downs on loans and maturing or called investments. Overnight borrowings averaged $586 thousand for the first quarter of 2011, while there were no overnight borrowings for the same quarter of the prior year. Average borrowings at the Federal Home Loan Bank decreased $12.2 million to $24.1 million for the first quarter of 2011 as compared to the same period a year ago, as borrowings continue to mature and are not replaced.

On a tax-equivalent basis, average yields on interest-earning assets declined 49 basis points to 4.12 percent for the first quarter of 2011, from 4.61 percent for the same quarter of 2010. For the first three months of 2011, average yields earned on investment securities declined 77 basis points to 2.49 percent as compared to the same period in the prior year. Average yields on the loan portfolio were 5.01 percent and 5.31 percent, for the first quarters of 2011 and 2010, respectively, reflecting a 30 basis point decline.

The cost of funds, including the effect of noninterest-bearing demand deposits, was 0.59 percent and 0.96 percent for the first quarters of 2011 and 2010, respectively, decreasing 37 basis points. The average cost of interest-bearing deposits was 0.63 percent for the first quarter of 2011, declining 42 basis points from the same period in 2010. For the three months ended March 31, 2011, the cost of money market products averaged 0.48 percent, declining 42 basis points, while certificates of deposit costs averaged 1.41 percent, declining 32 basis points, each as compared to the same quarter of 2010.

The effect of the sustained low rate environment on market rates and the Corporation’s repricing of its assets and liabilities contributed to the decline in yields and costs of the Corporation’s interest-bearing assets and liabilities.

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Three Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	March 31, 2011			March 31, 2010
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$384,083	$2,269	2.36%	$325,379	$2,511	3.09%
Tax-exempt (1) (2)	35,587	345	3.88	37,800	450	4.76
Loans held for sale	733	16	8.65	N/A	N/A	N/A
Loans (2) (3)	937,073	11,747	5.01	978,470	12,994	5.31
Federal funds sold	100	-	0.28	201	-	0.20
Interest-earning deposits	41,927	28	0.27	44,591	24	0.21
Total interest-earning assets	1,399,503	$14,405	4.12%	1,386,441	$15,979	4.61%
Noninterest -earning assets:
Cash and due from banks	7,877			8,334
Allowance for loan losses	(14,934)			(13,773)
Premises and equipment	33,640			27,992
Other assets	71,404			68,845
Total noninterest-earning assets	97,987			91,398
Total assets	$1,497,490			$1,477,839

LIABILITIES:
Interest-bearing deposits:
Checking	$298,003	$303	0.41%	$238,285	$407	0.68%
Money markets	522,473	623	0.48	494,670	1,118	0.90
Savings	82,168	53	0.26	75,186	77	0.41
Certificates of deposit	219,359	775	1.41	305,654	1,317	1.72
Total interest-bearing deposits	1,122,003	1,754	0.63	1,113,795	2,919	1.05
Borrowings	24,639	203	3.30	36,290	324	3.57
Capital lease obligation	6,334	79	4.98	-	-	-
Total interest-bearing liabilities	1,152,976	2,036	0.71	1,150,085	3,243	1.13
Noninterest bearing liabilities
Demand deposits	222,415			208,044
Accrued expenses and
other liabilities	6,065			6,087
Total noninterest-bearing
liabilities	228,480			214,131
Shareholders’ equity	116,034			113,623
Total liabilities and
shareholders’ equity	$1,497,490			$1,477,839
Net Interest income
(tax-equivalent basis)		12,369			12,736
Net interest spread			3.41%			3.48%
Net interest margin (4)			3.54%			3.67%
Tax equivalent adjustment		(148)			$(188)
Net interest income		$12,221			$12,548

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME:  Other income, excluding fee income from PGB Trust and Investments, totaled $1.45 million for the first quarter of 2011 as compared to $1.11 million for the same quarter in 2010.  Net securities gains for the first quarter of 2011 totaled $196 thousand.  There were no securities gains in the same quarter of 2010.  Income earned on bank owned life insurance for the first quarters of 2011 and 2010 was $251 thousand and $197 thousand, respectively, an increase of $54 thousand or 27.4 percent, which was attributable to higher yields in 2011.  Other income also included a net gain on sale of other real estate owned of $32 thousand for the first quarter of 2011.

OPERATING EXPENSES:  For the first quarter of 2011 the Corporation recorded operating expenses of $11.2 million as compared to $10.5 million for the same quarter of 2010.  Salary and benefit expense recorded in each of the first quarters of 2011 and 2010 was $6.0 million and $5.7 million, respectively, an increase of $264 thousand or 4.6 percent.  Premises and equipment expenses totaled $2.3 million and $2.4 million for the first quarters of 2011 and 2010, respectively.  FDIC assessment was $604 thousand and $586 thousand in the first quarters of 2011 and 2010, respectively.  Other operating expenses totaled $2.3 million for the first quarter of 2011, an increase of $481 thousand, or 25.8 percent, from the same quarter in 2010.  Costs for the Corporation to keep up with the increased regulatory burden on financial institutions, a new corporate headquarters occupied in June 2010 and a major system upgrade in our Trust Division in May 2010, were partially offset by various operational efficiencies, were the causes of the increased expenses.

The following table presents the components of other expense for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Salaries and employee benefits	$5,973	$5,709
Premises and equipment	2,322	2,372
FDIC assessment	604	586
Trust department	505	196
Professional and legal fees	298	323
Telephone	209	136
Advertising	197	167
Postage	117	109
Stationery and supplies	103	92
Other expense	915	840
Total other expense	$11,243	$10,530

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

The market value of trust assets under administration for PGB Trust and Investments was approximately $2.00 billion at March 31, 2011.

PGB Trust and Investments generated fee income of $2.7 million for the first quarter of 2011 as compared to $2.4 million for the same quarter of 2010, an increase of $353 thousand or 14.9 percent.    The increase reflects increased fees due to increased business, as well as an increase in market value of assets under management, on which the investment management fees are based.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Trust Division, other expenses relative to PGB Trust and Investments were $2.5 million and $2.4 million for the first quarters of 2011 and 2010, respectively, an increase of $148 thousand or 6.2 percent.  For the first quarter of 2011, salaries and benefits expense declined $95 thousand, or 7.3 percent when compared to the same period in 2010.  Also, during these same time periods, other expenses rose $243 thousand, or 22.4 percent.  A portion of the increased expenses related to a new operating system, which the Division began using in May 2010.

The Trust Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NON-PERFORMING ASSETS:  Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $22.5 million and $22.8 million at March 31, 2011 and December 31, 2010 respectively.  Non-performing loans have increased during the first quarter of 2011 due to one nonaccrual commercial mortgage loan, partially offset by a $3.0 million commercial mortgage loan and a $1.0 million OREO property that was sold in the first quarter of 2011.

The following table sets forth asset quality data on the dates indicated (in thousands):

	March 31,	December 31,	September 31,	June 30,	March 31,
	2011	2010	2010	2010	2010

Loans past due over 90 days
and still accruing	$323	$666	$442	$736	$638
Nonaccrual loans (A)	19,173	18,114	17,535	20,361	12,200
Other real estate owned	3,000	4,000	1,000	210	40
Total nonperforming assets	$22,496	$22,780	$18,977	$21,307	$12,878

Troubled debt restructured loans (A)	$5,639	$7,157	$10,639	$10,613	$11,817

Loans past due 30 through 89 days
and still accruing	$5,419	$5,475	$9,487	$9,444	$10,056

Substandard loans (B)	$51,186	$41,979	$36,521	$48,722	$49,256

Impaired Loans (B)	$26,056	$28,397	$36,521	$48,722	$49,256

Nonperforming loans as a % of
total loans	2.05%	2.01%	1.90%	2.20%	1.32%
Nonperforming assets as a % of
total assets	1.48%	1.51%	1.28%	1.44%	0.87%
Nonperforming assets as a % of
total loans plus other real
estate owned	2.36%	2.43%	2.01%	2.22%	1.33%

(A)  Any troubled debt restructure loans that are on nonaccrual status are only reported in nonaccrual loans and not also in troubled debt restructure loans.
(B)  At March 31, 2011, $26.1 million and at December 31, 2010, $28.4 million of the loans classified substandard were also considered impaired.  In periods prior to December 31, 2010, all loans classified substandard were also considered impaired.

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES:  The provision for loan losses was $2.0 million for the first quarter of 2011 as compared to $2.4 million for the same period of 2010.  The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.  Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

INCOME TAXES:  For the first quarter of 2011, income tax expense as a percentage of pre-tax income was 32 percent as compared to 31 percent for the first quarter of 2010.  Pre-tax income totaled $3.1 million for both the first quarters of 2011 and 2010.

CAPITAL RESOURCES:  At March 31, 2011, total shareholders’ equity was $112.1 million as compared to $117.7 million at December 31, 2010.  The primary reason for the decrease is the Corporation’s partial redemption of preferred stock previously issued under the U.S. Treasury’s Capital Purchase Plan in March 2011, described fully in Note 8 to the Consolidated Financial Statements.

The Federal Reserve Board has adopted risk-based capital guidelines for banks and bank holding companies.  Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles.  The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss.  At March 31, 2011, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 12.25 percent and 13.51 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines.  The Corporation’s leverage ratio at March 31, 2011, was 7.59 percent, in excess of the well-capitalized standard of 5.0 percent.

LIQUIDITY:  Liquidity refers to an institution’s ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations.  Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management believes that the Corporation’s liquidity position is sufficient to meet future needs.  Cash and cash equivalents, interest earning deposits and federal funds sold totaled $49.7 million at March 31, 2011.  In addition, the Corporation has $271.7 million in securities designated as available for sale.  These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below.  Carrying value as of March 31, 2011, of investment securities and securities available for sale maturing within one year totals $21.4 million.

The primary source of funds available to meet liquidity needs is the Corporation’s core deposit base, which excludes certificates of deposit greater than $100 thousand.  As of March 31, 2011, core deposits equaled $1.29 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period began to be required for the Corporation’s financial statements that include periods this quarter.

ASU 2011-01, “Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is effective for periods ending after June 15, 2011.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2011).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2011 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases or sales of the Corporation’s stock during the quarter.

ITEM 6.  Exhibits

3	Articles of Incorporation and By-Laws:
A. Certificate of Incorporation of the Registrant, as amended, as incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009.
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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 9, 2011	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: May 9, 2011	By: /s/ Jeffrey J. Carfora
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