Form 10-Q
period 2011-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2011-08-09
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the Quarter Ended June 30, 2011

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

Number of shares of Common Stock outstanding as of August 1, 2011:
8,825,882

PEAPACK-GLADSTONE FINANCIAL CORPORATION
PART 1  FINANCIAL INFORMATION

PART 2  OTHER INFORMATION

Item 1A	Risk Factors	Page 44
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 44
Item 6	Exhibits	Page 44

Item 1.  Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$8,678	$6,490
Federal funds sold	100	100
Interest-earning deposits	51,606	56,097
Total cash and cash equivalents	60,384	62,687

Investment securities held to maturity (approximate fair
value $140,589 in 2011 and $138,438 in 2010)	140,572	140,277
Securities available for sale	249,837	275,076
FHLB and FRB Stock, at cost	4,704	4,624

Loans Held for Sale, at fair value	1,813	-

Loans	965,757	932,497
Less: Allowance for loan losses	14,056	14,282
Net Loans	951,701	918,215

Premises and equipment	33,098	33,820
Other real estate owned	3,000	4,000
Accrued interest receivable	4,391	4,231
Bank owned life insurance	27,537	27,074
Deferred tax assets, net	24,689	25,725
Other assets	9,014	9,696
TOTAL ASSETS	$1,510,740	$1,505,425

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$238,788	$228,764
Interest-bearing deposits:
Checking	322,801	290,322
Savings	86,828	80,799
Money market accounts	507,159	524,449
Certificates of deposit $100,000 and over	73,186	79,311
Certificates of deposit less than $100,000	132,949	147,901
Total deposits	1,361,711	1,351,546
Federal Home Loan Bank advances	20,905	24,126
Capital lease obligation	6,426	6,304
Accrued expenses and other liabilities	6,489	5,733
TOTAL LIABILITIES	1,395,531	1,387,709

SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; issued 14,341 shares at June 30, 2011 and 21,513 at December 31, 2010;
liquidation preference of $1,000 per share)	13,898	20,746
Common stock (no par value; $0.83 per share; authorized 21,000,000 shares; issued shares, 9,234,060 at June 30, 2011 and 9,199,038 at December 31, 2010; outstanding shares 8,825,882 at June
30, 2011 and 8,790,860 at December 31, 2010)	7,679	7,650
Surplus	95,973	95,586
Treasury stock at cost, 408,178 shares at June 30, 2011 and
408,178 shares at December 31, 2010	(8,988)	(8,988)
Retained earnings	7,331	4,693
Accumulated other comprehensive loss, net of income tax	(684)	(1,971)
TOTAL SHAREHOLDERS’ EQUITY	115,209	117,716
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,510,740	$1,505,425

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$11,655	$12,756	$23,385	$25,731
Interest on investment securities:
Taxable	606	542	1,217	1,056
Tax-exempt	91	123	184	264
Interest on securities available for sale:
Taxable	1,603	1,862	3,261	3,858
Tax-exempt	119	139	240	279
Interest on loans held for sale	5	-	21	-
Interest-earning deposits	20	28	48	52
Total interest income	14,099	15,450	28,356	31,240
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	925	1,518	1,904	3,120
Interest on certificates of deposit over $100,000	268	419	553	924
Interest on other time deposits	445	684	935	1,496
Interest on borrowed funds	198	291	401	615
Interest on capital lease obligation	80	51	159	51
Total interest expense	1,916	2,963	3,952	6,206
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	12,183	12,487	24,404	25,034
Provision for loan losses	2,000	2,750	4,000	5,150

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,183	9,737	20,404	19,884
OTHER INCOME
Trust department income	2,829	2,686	5,547	5,050
Service charges and fees	755	691	1,458	1,348
Bank owned life insurance	261	219	512	416
Securities gains/(losses), net	277	2	473	2
Other income	202	188	503	443
Total other income	4,324	3,786	8,493	7,259
OPERATING EXPENSES
Salaries and employee benefits	5,817	5,704	11,790	11,413
Premises and equipment	2,386	2,588	4,736	4,960
FDIC insurance expense	397	552	1,001	1,138
Other expenses	2,435	2,161	4,751	4,024
Total operating expenses	11,035	11,005	22,278	21,535
INCOME BEFORE INCOME TAX EXPENSE	3,472	2,518	6,619	5,608
Income tax expense	1,304	762	2,310	1,727
NET INCOME	2,168	1,756	4,309	3,881
Dividends on preferred stock and accretion	219	324	789	1,034
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$1,949	$1,432	$3,520	$2,847
EARNINGS PER COMMON SHARE
Basic	$0.22	$0.16	$0.40	$0.32
Diluted	$0.22	$0.16	$0.40	$0.32
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	8,824,169	8,783,615	8,822,125	8,781,203
Diluted	8,824,421	8,785,245	8,822,626	8,781,733

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)
Six Months Ended June 30, 2011

						Accumulated
						Other
(In Thousands, Except	Preferred	Common		Treasury	Retained	Comprehensive
Per Share Data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total

Balance at January 1, 2011
8,790,860 Common Shares
Outstanding	$20,746	$7,650	$95,586	$(8,988)	$4,693	$(1,971)	$117,716

Comprehensive Income:
Net Income 2011					4,309		4,309
Unrealized Holding Gains on
Securities Arising During the
Period, Net of Amortization
(Net of Income Tax
Expense of $1,116)						1,594
Less: Reclassification
Adjustment for Gain
Included in Net Income (Net
of Income Tax Expense
of $166)						307
Net Unrealized Holding
Gains on Securities Arising
During the Period (Net of
Income Tax Expense
of $950)						1,287	1,287
Total Comprehensive Income							5,596
Issuance of Restricted Stock
28,732 shares		24	(24)				-
Amortization of Restricted Stock			124				124
Redemption of Preferred Stock
7,172 shares	(7,172)						(7,172)
Accretion of Discount on
Preferred Stock	324				(324)		-
Cash Dividends Declared on
Common Stock					(882)		(882)
($0.05 per share)
Cash Dividends Declared on
Preferred Stock					(465)		(465)
Common Stock Option Expense			212				212
Sales of Shares (Dividend
Reinvestment Program),
6,290 shares		5	75				80
Balance at June 30, 2011
8,825,882 Common Shares
Outstanding	$13,898	$7,679	$95,973	$(8,988)	$7,331	$(684)	$115,209

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income:	$4,309	$3,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,432	1,695
Amortization of premium and accretion of discount on securities, net	1,390	69
Amortization of restricted stock	124	76
Provision for loan losses	4,000	5,150
Provision for deferred taxes	445	(559)
Stock-based compensation	212	151
Gains on security sales, available for sale	(473)	(2)
Loans originated for sale	(15,616)	(25,965)
Proceeds from sales of loans	14,050	26,238
Gains on loans sold	(247)	(273)
Gains on sale of other real estate owned	(47)	(15)
Increase in cash surrender value of life insurance, net	(463)	(380)
Increase in accrued interest receivable	(153)	(89)
Decrease/(increase) in other assets	324	(787)
(Decrease)/increase in accrued expenses and other liabilities	(284)	8,810
NET CASH PROVIDED BY OPERATING ACTIVITIES	9,003	18,000
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity	12,761	9,205
Proceeds from maturities of securities available for sale	30,320	19,094
Proceeds from calls of investment securities held to maturity	10,105	11,458
Proceeds from calls of securities available for sale	40,000	99,326
Proceeds from sales of securities available for sale	33,246	1,763
Purchase of investment securities held to maturity	(23,421)	(32,837)
Purchase of securities available for sale	(81,627)	(98,296)
Net (increase)/decrease in loans	(31,723)	19,795
Proceeds from sales of other real estate owned	1,238	335
Purchases of premises and equipment	(710)	(2,483)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(9,811)	27,360
FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	10,165	(38,314)
Repayments of Federal Home Loan Bank advances	(3,221)	(8,157)
Redemption of preferred stock	(7,172)	(7,172)
Cash dividends paid on preferred stock	(465)	(588)
Cash dividends paid on common stock	(882)	(878)
Sales of shares (DRIP Program)	80	69
NET CASH USED IN FINANCING ACTIVITIES	(1,495)	(55,040)
Net decrease in cash and cash equivalents	(2,303)	(9,680)
Cash and cash equivalents at beginning of period	62,687	79,972
Cash and cash equivalents at end of period	$60,384	$70,292
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,970	$6,560
Income taxes	2,208	3,120
Transfer of loans to other real estate owned	191	170
Acquisition of leased premises	-	6,097
Security purchases settled in subsequent period	1,162	-

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2010 for Peapack-Gladstone Financial Corporation (the “Corporation”).

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

All loans are individually evaluated for impairment when loans are classified as substandard by Management. If a loan is considered impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less estimated disposition costs if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment while they are performing assets. If and when a residential mortgage is placed on nonaccrual status and in the process of collection, such as through a foreclosure action, then they are evaluated for impairment on an individual basis and the loan is reported, net, at the fair value of the collateral less estimated disposition costs.

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

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio segments have been identified:

a)	Primary residential mortgage – comprised of conventional 1-4 family residential mortgage loans and commercial loans or other consumer purpose loans secured by a residential mortgage.

b)	Home equity lines of credit

c)	Junior lien loan on residence – comprised of loans secured by junior liens on residences of which the majority were for consumer purposes and the remaining were for commercial business purposes.

d)	Multifamily property – comprised of loans secured by apartment buildings.

e)
Owner-occupied commercial real estate – comprised of loans secured by primary commercial mortgages where the borrower used all or a majority of the property to conduct its own business or the business of a related entity.

f)
Investment commercial real estate – comprised of loans secured by primary commercial mortgages where all or most of the property was not being used by the borrower or a related entity. These properties consist of office buildings, retail stores, warehouses and mixed-use properties.

g)	Commercial and industrial – comprised of loans to business entities which were secured by the assets of the business.

h)	Commercial construction – comprised of construction loans for the development of commercial projects such as office buildings, retail shopping centers and apartments.

i)	Consumer and other – comprised of consumer loans, loans to government entities and loans to not-for-profit entities.

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

For the three months ended June 30, 2011 and 2010, the Corporation recorded total compensation cost for stock options of $105 thousand and $76 thousand respectively, with a recognized tax benefit of $18 thousand for the quarter ended June 30, 2011 and $12 thousand for the June 30, 2010 quarter. The Corporation recorded total compensation cost for stock options for the six months ended June 30, 2011 and 2010, of $212 thousand and $151 thousand, respectively, with a recognized tax benefit of $36 thousand for the six months ended June 30, 2011 and $25 thousand for the six months ended June 30, 2010.

There was approximately $823 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at June 30, 2011. That cost is expected to be recognized over a weighted average period of 1.5 years.

For the Corporation’s stock option plans, changes in options outstanding during the six months ended June 30, 2011 were as follows:

	Number	Exercise	Weighted	Aggregate
	of	Price	Average	Intrinsic
(Dollars in thousands except share data)	Shares	Per Share	Exercise Price	Value
Balance, January 1, 2011	578,763	$10.83-$31.43	$23.75
Granted	58,400	12.79-13.62	13.52
Expired	(66,875)	12.97-27.51	15.78
Forfeited	(2,791)	13.00-27.00	15.21
Balance, June 30, 2011	567,497	$10.83-$31.43	$23.70	$0
Vested and Expected to Vest (1)	541,962	$10.83-$31.43	$24.06	$3
Exercisable at June 30, 2011	417,293	$11.05-$31.43	$26.39	$0

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of in-the-money options).  The Corporation’s closing stock price on June 30, 2011 was $11.78; therefore, there was almost no intrinsic value in the stock options outstanding at that date.

There were no stock options exercised during the six months ended June 30, 2011 or 2010.

The per share weighted-average fair value of stock options granted during the first six months of 2011 and 2010 for all plans was $3.92 and $7.89, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2011	2010
Dividend yield	1.51%	1.30%
Expected volatility	30%	72%
Expected life	7 years	7 years
Risk-free interest rate	2.04%	2.94%

In January 2011 and 2010, the Corporation issued 28,732 and 55,993 restricted stock awards, respectively, at a fair value equal to the market price of the Corporation’s common stock at the date of the grant. The awards fully vest on the fifth anniversary of the grant date. The Corporation recorded total compensation cost for restricted stock awards of $66 thousand for the second quarter of 2011 and $37 thousand for the same quarter of 2010.  For the six months ended June 30, 2011 and 2010, the Corporation recorded total compensation cost for restricted stock awards of $124 thousand and $75 thousand respectively.

As of June 30, 2011, there was approximately $867 thousand of unrecognized compensation cost related to non-vested restricted stock awards granted under the Corporation’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 1.9 years.

Earnings per Common Share – Basic and Diluted:  The following is a reconciliation of the calculation of basic and diluted earnings per share.  Basic net income per common share is calculated by dividing net income to common shareholders by the weighted average common shares outstanding during the reporting period.  Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, stock options, were issued during the reporting period utilizing the Treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands, except per share data)	2011	2010	2011	2010

Net Income to Common Shareholders	$1,949	$1,432	$3,520	$2,847

Basic Weighted-Average Common
Shares Outstanding	8,824,169	8,783,615	8,822,125	8,781,203
Plus: Common Stock Equivalents	252	1,630	501	530
Diluted Weighted-Average Common
Shares Outstanding	8,824,421	8,785,245	8,822,626	8,881,733
Net Income Per Common Share
Basic	$0.22	$0.16	$0.40	$0.32
Diluted	0.22	0.16	0.40	0.32

Stock options and warrants with an exercise price below the Corporation’s market price equal to 717,793 and 674,584 shares were not included in the computation of diluted earnings per share in the second quarters of 2011 and 2010, respectively, because they were antidilutive to the earnings per share calculation.  Stock options and warrants with an exercise price below the Corporation’s market price equal to 717,793 and 729,370 shares were not included in the computation of diluted earnings per share in the six months ended June 30, 2011 and 2010, respectively, because they were antidilutive to the earnings per share calculation.

Income Taxes:   The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2007 or by New Jersey tax authorities for years prior to 2006.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at June 30, 2011.

Comprehensive Income:  Comprehensive income consists of net income and the change during the period in the Corporation’s net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses, net amortization of the unrealized loss on securities transferred to held to maturity from available for sale and accretion of the non-credit component on certain held to maturity securities with other-than-temporary impairment charges in previous periods. Total comprehensive income for the second quarter of 2011 was $3.5 million as compared to total comprehensive income of $2.6 million for the same quarter in 2010. Total comprehensive income for the six months ended June 30, 2011 was $5.6 million and the total comprehensive income for the same period in 2010 was $4.8 million.

Reclassification:  Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2011 presentation.

2. INVESTMENT SECURITIES HELD TO MATURITY

A summary of amortized cost and approximate fair value of investment securities held to maturity included in the consolidated statements of condition as of June 30, 2011 and December 31, 2010 follows:

	June 30, 2011
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Government-Sponsored Entities	$52,387	$17	$(103)	$52,301
Mortgage-Backed Securities -
Residential	60,180	1,186	(167)	61,199
State and Political Subdivisions	18,899	140	-	19,039
Trust Preferred Pooled Securities	9,106	-	(1,056)	8,050
Total	$140,572	$1,343	$(1,326)	$140,589

	December 31, 2010
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Government-Sponsored Entities	$45,485	$11	$(790)	$44,706
Mortgage-Backed Securities -
Residential	67,745	921	(494)	68,172
State and Political Subdivisions	17,671	184	(31)	17,824
Trust Preferred Pooled Securities	9,376	-	(1,640)	7,736
Total	$140,277	$1,116	$(2,955)	$138,438

The following tables present the Corporation’s investment securities held to maturity with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2011 and December 31, 2010.

	June 30, 2011
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored
Entities	$40,995	$(103)	$-	$-	$40,995	$(103)
Mortgage-Backed
Securities -
Residential	12,142	(167)	-	-	12,142	(167)
Trust Preferred
Pooled Securities	-	-	2,210	(1,056)	2,210	(1,056)
Total	$53,137	$(270)	$2,210	$(1,056)	$55,347	$(1,326)

	December 31, 2010
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored
Entities	$39,707	$(790)	$-	$-	$39,707	$(790)
Mortgage-Backed
Securities -
Residential	32,553	(494)	-	-	32,553	(494)
State & Political
Subdivisions	9,667	(31)	-	-	9,667	(31)
Trust Preferred
Pooled Securities	-	-	1,782	(1,640)	1,782	(1,640)
Total	$81,927	$(1,315)	$1,782	$(1,640)	$83,709	$(2,955)

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

As of each year end since December 2008, the Corporation again worked with a third party to model the securities and review its valuation.  The modeling process and related assumptions were similar to the process and related assumptions employed as of December 31, 2008. In 2010, as a result of this process additional impairment charges of $581 thousand were recorded on three trust preferred pooled securities for the year ended December 31, 2010. No additional impairment charges were recorded for the quarter ended June 30, 2011.

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

At June 30, 2011, other-than-temporary impairment recognized in accumulated other comprehensive income totaled $3.0 million.

Management has determined that any unrecognized losses on the U.S. Government-sponsored entities and mortgage-backed securities held to maturity at June 30, 2011, are temporary and due to interest rate fluctuations and/or volatile market conditions, rather than the creditworthiness of the issuers.  The Corporation monitors creditworthiness of issuers periodically, including issuers of trust preferred securities on a quarterly basis.  The Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

3.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of June 30, 2011 and December 31, 2010 follows:

	June 30, 2011
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government-Sponsored
Entities	$7,299	$14	$(19)	$7,294
Mortgage-Backed Securities -
Residential	219,205	4,945	(182)	223,968
State and Political Subdivisions	13,570	422	(2)	13,990
Other Securities	4,499	14	(565)	3,948
Marketable Equity Securities	593	45	(1)	637
Total	$245,166	$5,440	$(769)	$249,837

	December 31, 2010
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Treasury and U.S.
Government-Sponsored
Entities	$50,926	$209	$-	$51,135
Mortgage-Backed Securities -
Residential	199,099	4,179	(1,188)	202,090
State and Political Subdivisions	16,418	243	(48)	16,613
Other Securities	5,499	-	(999)	4,500
Marketable Equity Securities	680	58	-	738
Total	$272,622	$4,689	$(2,235)	$275,076

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2011 and December 31, 2010.

	June 30, 2011
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Entities	$2,981	$(19)	$-	$-	$2,981	$(19)
Mortgage-Backed
Securities -
Residential	18,608	(164)	355	(18)	18,963	(182)
State and Political
Subdivisions	568	(2)	-	-	568	(2)
Other Securities	-	-	2,434	(565)	2,434	(565)
Marketable Equity
Securities	-	-	-	(1)	-	(1)
Total	$22,157	$(185)	$2,789	$(584)	$24,946	$(769)

	December 31, 2010
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities -
Residential	102,695	(984)	2,211	(204)	104,906	(1,188)
State and Political
Subdivisions	777	(14)	446	(34)	1,223	(48)
Other Securities	1,499	(1)	3,001	(998)	4,500	(999)
Total	$104,971	$(999)	$5,658	$(1,236)	$110,629	$(2,235)

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

At June 30, 2011, the unrealized loss, $565 thousand, is related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security continues to be rated investment grade by Moody’s. Additionally, at June 30, 2011, the fair value of this security has improved from the fair value at December 31, 2010. As the Corporation does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at June 30, 2011.

4.  LOANS

Loans outstanding, by general ledger classification, as of June 30, 2011 and December 31, 2010, consisted of the following:

		% of Total		% of Total
(In Thousands)	2011	Loans	2010	Loans
Residential Mortgage	$432,735	44.8%	$419,653	45.0%
Commercial Mortgage	316,197	32.7	288,183	30.9
Commercial Loans	128,839	13.3	131,408	14.1
Construction Loans	15,385	1.6	25,367	2.7
Home Equity Lines of Credit	48,805	5.1	45,775	4.9
Consumer Loans, Including
Fixed Rate Home Equity Loans	20,184	2.1	20,622	2.2
Other Loans	3,612	0.4	1,489	0.2
Total Loans	$965,757	100.0%	$932,497	100.0%

Included in the totals above for June 30, 2011 are $1.0 million of unamortized discount and $2.5 million of deferred origination costs net of deferred origination fees as compared to $1.4 million of unamortized discount and $2.3 million of deferred origination costs net of deferred origination fees for December 31, 2010.

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of June 30, 2011 and December 31, 2010:

June 30, 2011
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans		Total
	Evaluated	Individually	Evaluated	Collectively
	for	Evaluated for	for	Evaluated for	Total	Ending
(In Thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary
Residential
Mortgage	$5,083	$91	$441,627	$1,571	$446,710	$1,662
Home Equity Lines
of Credit	26	-	48,779	186	48,805	186
Junior Lien Loan
On Residence	525	-	13,674	209	14,199	209
Multifamily
Property	286	-	87,092	463	87,378	463
Owner-Occupied
Commercial
Real Estate	9,822	1,444	102,572	2,078	112,394	3,522
Investment Commercial
Real Estate	5,474	-	194,983	4,099	200,457	4,099
Commercial and
Industrial	1,899	175	24,869	2,224	26,768	2,399
Commercial
Construction	-	-	15,370	794	15,370	794
Consumer and
Other	-	-	13,676	98	13,676	98
Unallocated	-	-	-	624	-	624
Total ALLL	$23,115	$1,710	$942,642	$12,346	$965,757	$14,056

December 31, 2010
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans		Total
	Evaluated	Individually	Evaluated	Collectively
	for	Evaluated for	for	Evaluated for	Total	Ending
(In Thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary
Residential
Mortgage	$4,578	$-	$428,466	$1,502	$433,044	$1,502
Home Equity Lines
of Credit	85	-	45,730	160	45,815	160
Junior Lien Loan
On Residence	537	-	14,981	228	15,518	228
Multifamily
Property	691	26	40,327	277	41,018	303
Owner-Occupied
Commercial
Real Estate	7,972	504	114,634	2,740	117,685	3,244
Investment Commercial
Real Estate	6,979	1,141	203,692	3,151	215,592	4,292
Commercial and
Industrial	2,330	308	25,448	2,411	27,778	2,719
Commercial
Construction	5,225	500	20,149	746	25,374	1,246
Consumer and
Other	-	-	10,673	66	10,673	66
Unallocated	-	-	-	522	-	522
Total ALLL	$28,397	$2,479	$904,100	$11,803	$932,497	$14,282

Impaired loans include non-accrual loans of $14.9 million at June 30, 2011 and $18.1 million at December 31, 2010. Impaired loans also includes performing commercial mortgage and commercial troubled debt restructured loans of $8.2 million at June 30, 2011 and $5.2 million at December 31, 2010. Allowance allocated to these troubled debt restructured loans totaled $324 thousand and $268 thousand, as of June 30, 2011 and December 31, 2010, respectively. All troubled debt restructured loans were paying in accordance with restructured terms as of June 30, 2011. The Corporation has not committed to lend additional amounts as of June 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010:

June 30, 2011
	Unpaid
	Principal	Recorded	Specific
(In Thousands)	Balance	Investment	Reserves
With No Related Allowance Recorded:
Primary Residential Mortgage	$3,783	$3,183	$-
Multifamily Property	312	286	-
Owner-Occupied Commercial Real Estate	3,600	3,091	-
Investment Commercial Real Estate	5,855	5,474	-
Commercial and Industrial	2,626	1,667	-
Home Equity Lines of Credit	100	26	-
Junior Lien Loan on Residence	660	525	-
Total Loans with No Related Allowance	$16,936	$14,252	$-
With Related Allowance Recorded:
Primary Residential Mortgage	2,015	1,900	91
Owner-Occupied Commercial Real Estate	7,907	6,731	1,444
Commercial and Industrial	587	232	175
Total Loans with Related Allowance	$10,509	$8,863	$1,710
Total Loans Individually Evaluated for
Impairment	$27,445	$23,115	$1,710

December 31, 2010
	Unpaid
	Principal	Recorded	Specific
(In Thousands)	Balance	Investment	Reserves
With No Related Allowance Recorded:
Primary Residential Mortgage	$5,080	$4,578	$-
Home Equity Lines of Credit	100	85	-
Junior Lien Loan on Residence	660	537	-
Total Loans with No Related Allowance	$5,840	$5,200	$-
With Related Allowance Recorded:
Multifamily Property	713	691	26
Owner-Occupied Commercial Real Estate	8,238	7,972	505
Investment Commercial Real Estate	6,979	6,979	1,141
Commercial and Industrial	3,464	2,330	307
Commercial Construction	8,199	5,225	500
Total Loans with Related Allowance	$27,593	$23,197	$2,479
Total Loans Individually Evaluated for
Impairment	$33,433	$28,397	$2,479

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010:

June 30, 2011
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In Thousands)	Nonaccrual	Interest
Primary Residential Mortgage	$5,083	$-
Home Equity Lines of Credit	25	-
Junior Lien Loan on Residence	525	88
Multifamily Property	286	50
Owner-Occupied Commercial Real Estate	6,619	-
Investment Commercial Real Estate	1,046	-
Commercial and Industrial	1,359	274
Total	$14,943	$412

December 31, 2010
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In Thousands)	Nonaccrual	Interest
Primary Residential Mortgage	$4,578	$-
Home Equity Lines of Credit	85	-
Junior Lien Loan on Residence	537	-
Multifamily Property	378	361
Owner-Occupied Commercial Real Estate	1,594	305
Investment Commercial Real Estate	3,966	-
Commercial and Industrial	1,751	-
Commercial Construction	5,225	-
Total	$18,114	$666

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans, excluding nonaccrual loans:

June 30, 2011
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In Thousands)	Past Due	Past Due	Past Due	Past Due
Primary Residential Mortgage	$4,560	$1,228	$-	$5,788
Home Equity Lines of Credit	137	-	-	137
Junior Lien Loan on Residence	-	162	88	250
Multifamily Property	-	-	50	50
Owner-Occupied Commercial
Real Estate	-	1,347	-	1,347
Investment Commercial
Real Estate	270	-	-	270
Commercial and Industrial	300	192	274	766
Consumer and Other	3	1	-	4
Total	$5,270	$2,930	$412	$8,612

December 31, 2010
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In Thousands)	Past Due	Past Due	Past Due	Past Due
Primary Residential Mortgage	$3,490	$162	$-	$3,652
Junior Lien Loan on Residence	-	-	-	-
Multifamily Property	-	-	361	361
Owner-Occupied Commercial
Real Estate	820	-	305	1,125
Investment Commercial
Real Estate	728	-	-	728
Commercial and Industrial	274	-	-	274
Consumer and Other	1	-	-	1
Total	$5,313	$162	$666	$6,141

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful
Primary Residential Mortgage	$435,766	$5,861	$5,083	$-
Home Equity Lines of Credit	48,385	-	420	-
Junior Lien Loan on Residence	13,585	89	525	-
Multifamily Property	86,480	164	734	-
Owner-Occupied Commercial
Real Estate	84,696	6,948	20,750	-
Investment Commercial
Real Estate	167,038	11,998	21,421	-
Commercial and Industrial	23,118	997	2,534	119
Commercial Construction	11,320	4,050	-	-
Consumer and Other Loans	13,176	500	-	-
Total	$883,564	$30,607	$51,467	$119

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful
Primary Residential Mortgage	$422,972	$5,495	$4,578	$-
Home Equity Lines of Credit	45,730	-	85	-
Junior Lien Loan on Residence	14,877	104	537	-
Multifamily Property	39,709	166	1,142	-
Owner-Occupied Commercial
Real Estate	89,136	14,722	13,827	-
Investment Commercial
Real Estate	187,201	14,468	13,923	-
Commercial and Industrial	23,284	1,864	2,630	-
Commercial Construction	20,149	-	5,225	-
Consumer and Other Loans	10,673	-	-	-
Total	$853,731	$36,819	$41,947	$-

At June 30, 2011, $23.1 million of the $51.6 million of the classified loans were also considered impaired as compared to December 31, 2010, when $28.4 million of the $41.9 million of the classified loans were also considered impaired.

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loans, the Corporation also evaluated credit quality based on the aging status of the loan, which was previously presented.

A summary of the allowance for loan losses for the quarterly periods indicated follows (in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010

Allowance for loan losses:
Beginning of period	$14,386	$14,282	$14,025	$13,856	$13,720
Provision for loan losses	2,000	2,000	2,850	2,000	2,750
Charge-offs, net	(2,330)	(1,896)	(2,593)	(1,831)	(2,614)
End of period	$14,056	$14,386	$14,282	$14,025	$13,856

Allowance for loan losses as a %
of total loans	1.46%	1.51%	1.53%	1.49%	1.44%
Allowance for loan losses as a %
of nonperforming loans	91.54%	73.79%	76.05%	78.02%	65.68%

The activity in the allowance for loan losses for the three months ended June 30, 2011 is summarized below:

	March 31,				June 30,
	2011				2011
	Ending				Ending
(In Thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary
Residential
Mortgage	$1,573	$(115)	$-	$204	$1,662
Home Equity Lines
of Credit	174	-	-	12	186
Junior Lien Loan
On Residence	208	(1)	14	(12)	209
Multifamily
Property	367	-	-	96	463
Owner-Occupied
Commercial
Real Estate	3,387	(1,554)	39	1,650	3,522
Investment Commercial
Real Estate	4,712	(618)	1	4	4,099
Commercial and
Industrial	2,451	(29)	24	(47)	2,399
Commercial
Construction	903	(86)	-	(23)	794
Consumer and
Other	90	(5)	-	13	98
Unallocated	521	-	-	103	624
Total ALLL	$14,386	$(2,408)	$78	$2,000	$14,056

The activity in the allowance for loan losses for the six months ended June 30, 2011 is summarized below:

	December 31,				June 30,
	2010				2011
	Ending				Ending
(In Thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary
Residential
Mortgage	$1,502	$(288)	$-	$448	$1,662
Home Equity Lines
of Credit	160	(60)	-	86	186
Junior Lien Loan
On Residence	228	(13)	14	(20)	209
Multifamily
Property	303	(84)	8	236	463
Owner-Occupied
Commercial
Real Estate	2,777	(1,554)	39	2,260	3,522
Investment Commercial
Real Estate	4,759	(1,632)	1	971	4,099
Commercial and
Industrial	2,719	(96)	26	(250)	2,399
Commercial
Construction	1,246	(586)	11	123	794
Consumer and
Other	66	(12)	-	44	98
Unallocated	522	-	-	102	624
Total ALLL	$14,282	$(4,325)	$99	$4,000	$14,056

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $20.9 million and $24.1 million at June 30, 2011 and December 31, 2010, respectively, with a weighted average interest rate of 3.37 percent and 3.58 percent, respectively. Advances totaling $1.0 million at June 30, 2011, have fixed maturity dates, while advances totaling $905 thousand were amortizing advances with monthly payments of principal and interest. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $77.9 million at June 30, 2011.

At June 30, 2011, the Corporation had $19.0 million in fixed rate advances that were initially noncallable for one, two or three years and then callable quarterly with final maturities of three to ten years. These advances are secured by pledges of investment securities totaling $25.3 million at June 30, 2011.

There were no overnight borrowings at June 30, 2011 or at December 31, 2010. Overnight borrowings from the FHLB averaged $1.86 million with a weighted average interest rate of 0.35 percent for the six months ended June 30, 2011. There were no overnight borrowings for the six months ended June 30, 2010.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2011	225
2012	5,462
2013	218
2014	-
2015	3,000
Over 5 years	12,000
Total	$20,905

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,315	$868	$12,183
Noninterest income	1,427	2,897	4,324
Total income	12,742	3,765	16,507

Provision for loan losses	2,000	-	2,000
Salaries and benefits	4,616	1,201	5,817
Premises and equipment expense	2,218	168	2,386
Other noninterest expense	1,796	1,036	2,832
Total noninterest expense	10,630	2,405	13,035
Income before income tax expense	2,112	1,360	3,472
Income tax expense	802	502	1,304
Net income	$1,310	$858	$2,168

	Three Months Ended June 30, 2010
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,692	$795	$12,487
Noninterest income	1,067	2,719	3,786
Total income	12,759	3,514	16,273

Provision for loan losses	2,750	-	2,750
Salaries and benefits	4,448	1,256	5,704
Premises and equipment expense	2,378	210	2,588
Other noninterest expense	1,723	990	2,713
Total noninterest expense	11,299	2,456	13,755
Income before income tax expense	1,460	1,058	2,518
Income tax expense	440	322	762
Net income	$1,020	$736	$1,756

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30, 2011
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$22,641	$1,763	$24,404
Noninterest income	2,812	5,681	8,493
Total income	25,453	7,444	32,897

Provision for loan losses	4,000	-	4,000
Salaries and benefits	9,381	2,409	11,790
Premises and equipment expense	4,392	344	4,736
Other noninterest expense	3,566	2,186	5,752
Total noninterest expense	21,339	4,939	26,278
Income before income tax expense	4,114	2,505	6,619
Income tax expense	1,436	874	2,310
Net income	$2,678	$1,631	$4,309

Total assets at period end	$1,509,446	$1,294	$1,510,740

	Six Months Ended June 30, 2010
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$23,260	$1,774	$25,034
Noninterest income	2,134	5,125	7,259
Total income	25,394	6,899	32,293

Provision for loan losses	5,150	-	5,150
Salaries and benefits	8,854	2,559	11,413
Premises and equipment expense	4,563	397	4,960
Other noninterest expense	3,275	1,887	5,162
Total noninterest expense	21,842	4,843	26,685
Income before income tax expense	3,552	2,056	5,608
Income tax expense	1,094	633	1,727
Net income	$2,458	$1,423	$3,881

Total assets at period end	$1,475,858	$1,405	$1,477,263

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

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
	June 30,
(In Thousands)	2011
Assets:
Available for Sale:
U.S. Government-Sponsored
Entities	$7,294	$-	$7,294	$-
Mortgage-Backed Securities -
Residential	223,968	-	223,968	-
State and Political Subdivisions	13,990	-	13,990	-
Other Securities	2,434	-	2,434	-
CRA Investment Fund	1,514	-	1,514	-
Marketable Equity Securities	637	637	-	-
Total	$249,837	$637	$249,200	$-

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

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
	June 30,
(In Thousands)	2011
Assets:
Impaired Loans:
Residential Mortgage	$1,809	$-	$-	$1,809
Commercial Mortgage	5,287	-	-	5,287
Commercial	57	-	-	57

	December 31,
	2010
Assets:
Impaired Loans:
Commercial Mortgage	$10,452	$-	$-	$10,452
Commercial	3,346	-	-	3,346

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $8.9 million, with a valuation allowance of $1.7 million at June 30, 2011. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $23.2 million, with a valuation allowance of $2.5 million at December 31, 2010.

The carrying amounts and estimated fair values for financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$60,384	$60,384	$62,687	$62,687
Investment Securities, Held to Maturity	140,572	140,589	140,277	138,438
Securities Available for Sale	249,837	249,837	275,076	275,076
FHLB and FRB Stock	4,704	N/A	4,624	N/A
Loans Held for Sale	1,813	1,813	-	-
Loans, Net of Allowance for
Loan Losses	951,701	953,010	918,215	917,257
Accrued Interest Receivable	4,391	4,391	4,231	4,231
Financial Liabilities:
Deposits	1,361,711	1364,263	1,351,546	1,353,834
Federal Home Loan Bank Advances	20,905	22,205	24,126	25,330
Accrued Interest Payable	539	539	716	716

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

The Corporation assumes no responsibility to update such forward-looking statements in the future even if experience shows that the indicated results or events will not be realized.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, the Corporation cannot guarantee future results, levels of activity, performance, or achievements.

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

Management believes that the Corporation’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments, which often requires assumptions or estimates about highly uncertain matters. Changes in these judgments, assumption or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Corporation intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Corporation recognized no other-than-temporary impairment charges in the second quarters of 2011 and 2010.

EXECUTIVE SUMMARY:  The Corporation recorded net income of $2.2 million for the second quarter of 2011, an increase of $412 thousand or 23.5 percent, compared to the same quarter of 2010. Diluted earnings per common share, after giving effect for the preferred dividend, were $0.22 and $0.16 in the second quarters of 2011 and 2010, respectively. The increase in 2011 earnings per share was due to a decline in the provision for loan losses, an increase in noninterest income and a decline in the dividends and accretion on preferred stock as a result of the 2011 redemption of 25 percent of the preferred shares issued under the Treasury’s CPP, offset by an increase in tax expense. For the three months ended June 30, 2011, annualized return on average assets was 0.57 percent and annualized return on average common equity was 7.82 percent.

For the second quarter of 2011, net interest income, on a fully tax-equivalent basis, was $12.2 million as compared to $12.5 million for the same quarter of 2010. For the second quarters of 2011 and 2010, the net interest margin, on a fully tax-equivalent basis, was 3.49 percent and 3.64 percent, respectively.

Average loans totaled $968.2 million for the second quarter of 2011, increasing $4.1 million or 0.4 percent from $964.1 million for the same quarter of 2010.  The yield on loans was 4.82 percent and 5.30 percent for the three months ended June 30, 2011 and 2010, respectively, reflecting a decline of 48 basis points from the 2010 quarter to the 2011 quarter.

For the second quarter of 2011, average deposits were $1.36 billion, as compared to $1.33 billion for the second quarter of 2010, rising $29.4 million or 2.2 percent. The average costs of interest-bearing deposits declined 36 basis points to 0.58 percent for the three months ended June 30, 2011 from 0.94 percent for the same quarter in 2010.

For the six months ended June 30, 2011 and 2010, net income was $4.3 million and $3.9 million, respectively, an increase of $428 thousand or 11.0 percent. Diluted earnings per common share, after giving effect for the preferred dividend, were $0.40 for the first half of 2011 as compared to $0.32 for the same period in 2010.  The increase in 2011 year-to-date earnings per share was due to a decline in the provision for loan losses, an increase in noninterest income and a decline in the dividends and accretion on preferred stock as a result of the redemption of a portion of the preferred shares in 2010 and 2011 offset by an increase in operating expenses and tax expenses. Annualized return on average assets for the six months ended June 30, 2011, was 0.57 percent and annualized return on average common equity was 7.14 percent.

Net interest income, on a fully tax-equivalent basis, was $24.7 million for the six months ended June 30, 2011, as compared to $25.4 million for the same period in 2010. The net interest margin for the first half of 2011 was 3.51 percent as compared to 3.66 percent for the same 2010 period.

For the first half of 2011 and 2010, loans averaged $952.7 million and $971.2 million, respectively, a decline of $18.5 million or 1.9 percent from the 2010 period to the 2011 period.  The yield on loans was 4.92 percent for the first six months of 2011 and 5.31 percent for the same period in 2010.

Average deposits totaled $1.35 billion and $1.33 billion for the six months ended June 30, 2011 and 2010, respectively, rising $26.0 million or 2.0 percent over the 2010 period. For the first half of 2011, the average costs of interest-bearing deposits was 0.60 percent as compared to 0.99 percent for the same six months of 2010, a decrease of 39 basis points.

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

EARNINGS ANALYSIS

NET INTEREST INCOME:  The Corporation recorded net interest income, on a tax-equivalent basis, of $12.3 million for the three months ended June 30, 2011 as compared to $12.7 million for the same quarter of 2010, a decline of $324 thousand or 2.6 percent. The net interest margin was 3.49 percent and 3.64 percent, for the second quarters of 2011 and 2010, respectively, reflecting a decline of 15 basis points. During the second quarter of 2011, rates were lower on new loans, compared to the rates of loans that are maturing or paying down. Additionally, growth in lower yielding, but shorter duration investment securities contributed to the reduced margin. At the same time, the Corporation continues to lower funding costs due to growth in core deposits, as well as certificates of deposits repricing at lower market rates or transferred to other, lower-costing deposit products.

Average investments, federal funds sold and interest-earning deposits totaled $444.8 million for the quarter ended June 30, 2011, reflecting an increase of $18.3 million, or 4.3 percent, from the $426.4 million recorded for the same period in 2010.  The growth in these categories is primarily the result of deposit inflows, principally demand deposits.

For the second quarter of 2011, loans averaged $968.2 million, rising $4.1 million, or 0.4 percent, when compared to average loans of $964.1 for the second quarter of 2010. The average commercial mortgage portfolio increased $32.1 million or 11.4 percent from the second quarter of 2010 to $313.0 million for the second quarter of 2011 due to an increased emphasis on multi-family lending. Home equity loans averaged $48.0 million and $40.8 million for the second quarters of 2011 and 2010, respectively, rising $7.2 million or 17.8 percent, due to the Corporation’s focus on the origination of these shorter-duration loans. The average residential mortgage portfolio rose $2.8 million or 0.6 percent from an average of $436.0 million for the second quarter of 2010 to an average of $438.8 million for the same period in 2011. The commercial construction portfolio declined $31.9 million, or 65.6 percent, to $16.7 million, due to the conversion of some loans to permanent loans and also due to the resolution of some problem loans. For the second quarters of 2011 and 2010, the commercial loan portfolio averaged $131.0 million and $133.0 million, respectively, declining $2.0 million, or 1.5 percent, from the second quarter of 2010, while the installment loan portfolio averaged $20.1 million for the second quarter of 2011, a decline of $3.9 million or 16.4 percent. The Corporation seeks to lend to quality borrowers in all loan categories; however, in the past two years, loan demand from quality borrowers has been scarce and loan pay downs have outpaced originations in many loan categories.

Total deposits averaged $1.36 billion for the second quarter of 2011, increasing $29.4 million, or 2.2 percent, when compared to $1.33 billion for the same period in 2010. Interest-bearing checking accounts for the second quarters of 2011 and 2010 averaged $309.3 million and $254.0 million, respectively, an increase of $55.3 million, or 21.8 percent. For the second quarter of 2011, non-interest bearing demand deposits averaged $237.7 million, as compared to $214.2 million for the same quarter of 2010, an increase of $23.5 million, or 10.9 percent. Checking growth is attributable to the Corporation’s continual focus on business and personal core deposit growth coupled with the Corporation’s recent focus on select municipalities within its branch market areas. Money market accounts increased $6.1 million to an average of $516.7 million for the three months ended June 30, 2011 as compared to an average of $510.6 million for the same period in 2010. Average savings accounts increased $10.1 million or 13.2 percent from the second quarter of 2010 to $86.2 million for the same quarter of 2011. In a lower or uncertain interest rate environment, certain customers tend to deposit funds in savings and money market accounts to wait for higher or a more certain rate environment, resulting in increases to the savings and money market balances. Certificates of deposit averaged $208.7 million for the second quarter of 2011, declining $65.5 million, or 23.9 percent, from the average of $274.2 million for the same quarter of 2010. The Corporation has opted not to pay higher rates on maturing certificates of deposit, resulting in the decline in this type of deposit. The Corporation believes it has ample liquidity from core deposits, principal pay downs on loans and maturing or called investments. Overnight borrowings averaged $3.1 million for the second quarter of 2011, while there were no overnight borrowings for the same quarter of the prior year. Average borrowings at the Federal Home Loan Bank decreased $9.3 million to $23.1 million for the second quarter of 2011 as compared to the same period a year ago, as borrowings continue to mature and are not replaced.

Average yields on interest-earning assets, on a tax-equivalent basis, declined 47 basis points to 4.03 percent for the second quarter of 2011, from 4.50 percent for the same quarter of 2010. For the three months ended June 30, 2011, average yields earned on investment securities declined 68 basis points to 2.48 percent as compared to the same period in the prior year. Average yields on the loan portfolio were 4.82 percent and 5.30 percent, for the second quarters of 2011 and 2010, respectively, reflecting a 48 basis point decline.

The cost of funds, including the effect of noninterest-bearing demand deposits, was 0.55 percent and 0.87 percent for the second quarters of 2011 and 2010, respectively, decreasing 32 basis points. The average cost of interest-bearing deposits was 0.58 percent for the second quarter of 2011, declining 36 basis points from the same period in 2010. For the second quarter of 2011, the cost of money market products averaged 0.45 percent, declining 35 basis points, while certificates of deposit costs averaged 1.37 percent, declining 25 basis points, each as compared to the second quarter of 2010.

The Corporation recorded net interest income, on a tax-equivalent basis, of $24.7 million and $25.4 million for the first six months of 2011 and 2010, respectively, a decrease of $681 thousand or 2.7 percent. The net interest margin, on a fully tax-equivalent basis, was 3.51 percent for the six months ended June 30, 2011 as compared to 3.66 percent for the same year-to-date period in 2010, a decline of 15 basis points.  The decrease in net interest income is primarily the result of lower rates earned on interest-earning assets partially offset by a lower cost of funds and growth in the investment portfolio.

Average investments, federal funds sold and interest-earning deposits totaled $453.2 million and $417.3 million for the first six months of 2011 and 2010, respectively, increasing $35.9 million or 8.6 percent.  The growth in these categories is primarily the result of deposit inflows and loan pay downs which exceeded loan demand.

Average loans declined $18.5 million, or 1.9 percent, from the six months ended June 30, 2010, to $952.7 million for the same period in 2011. The commercial construction portfolio averaged $20.2 million for the first half of 2011, declining $34.1 million or 62.8 percent from the same 2010 period. For the first six months of 2011 and 2010, the commercial mortgage loan portfolio averaged $299.4 million and $281.0 million, respectively, an increase of $18.4 million or 6.6 percent from the 2010 period to the 2011 period. The average residential mortgage loan portfolio totaled $434.1 million and $442.6 million for the six months ended June 30, 2011 and 2010, respectively, declining $8.5 million or 1.9 percent, as the Corporation has opted to sell its longer-term, fixed-rate production in the secondary market as an interest rate risk management strategy in the lower rate environment and loan payments have outpaced originations put in the portfolio for the 2011 year to date. The commercial loan portfolio averaged $131.5 million for the first six months of 2011 as compared to $127.9 million for the same period of 2010, increasing $3.6 million, or 2.8 percent. The average home equity portfolio totaled $47.0 million for the six months ended June 30, 2011, an increase of $7.1 million or 17.7 percent, over the same period of 2010. As noted above, the Corporation has focused on the origination of these higher-yielding, shorter-maturity loans during the past year.

For the six months ended June 30, 2011 and 2010, average deposits totaled $1.35 billion and $1.33 billion, respectively, an increase of $26.0 million, or 2.0 percent from the prior year period. The Corporation continues to focus on core deposit growth, resulting in increases in average interest-bearing checking accounts for the first six months of 2011 of $24.7 million or 35.1 percent from the same period in 2010. In addition, average money market accounts grew $16.9 million, or 3.4 percent, to $519.6 million for the six months ended June 30, 2011 as compared to the same period of 2010 as certain customers tend to “park” funds in money market accounts in a lower interest rate environment. For the first six months of 2011 and 2010, average savings accounts totaled $84.2 million and $75.6 million, respectively, increasing $8.5 million or 11.3 percent since the 2010 period. When compared to the first six months of 2010, average non-interest bearing demand deposits increased $18.9 million, or 9.0 percent to $230.1 million for the same period of 2011. For the six months ended June 30, 2011, certificates of deposit averaged $214.0 million, declining $75.9 million or 26.2 percent because the Corporation has opted not to pay higher rates on maturing certificates of deposit, higher costing certificates of deposit have declined. Average borrowing at the Federal Home Loan Bank totaled $25.4 million for the six months ended June 30, 2011, as compared to $34.3 million for the same six months of 2010, a decline of $8.9 million, or 25.9 percent, as borrowings continue to mature and are not replaced.

On a tax-equivalent basis, average yields on interest-earning assets declined 47 basis points to 4.08 percent for the first six months of 2011, from 4.55 percent for the same period of 2010. Average yields earned on investment securities declined 72 basis points to 2.49 percent for the six months ended June 30, 2011 as compared to the same prior year period. Average yields on the loan portfolio were 4.92 percent and 5.31 percent for the first six months of 2011 and 2010, respectively, a 39 basis point decline.

The cost of funds, including the effect of noninterest-bearing demand deposits, was 0.57 percent and 0.91 percent for the six months ended June 30, 2011 and 2010, respectively, decreasing 34 basis points.  The average cost of interest-bearing deposits was 0.60 percent for the first six months of 2011, declining 39 basis points from the same 2010 period. The cost of money market products averaged 0.46 percent for the six months ended June 30, 2011, declining 39 basis points, while certificates of deposit costs averaged 1.39 percent, declining 28 basis points from 1.67 percent, each as compared to the same period of 2010.

The effect of the sustained low rate environment on market rates and the Corporation’s repricing of its assets and liabilities contributed to the decline in yields and costs of the Corporation’s interest-bearing assets and liabilities.

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Three Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	June 30, 2011			June 30, 2010
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$375,216	$2,209	2.35%	$321,887	$2,404	2.99%
Tax-exempt (1) (2)	36,855	347	3.77	35,111	420	4.78
Loans held for sale	510	5	3.78	N/A	N/A	N/A
Loans (2) (3)	968,179	11,674	4.82	964,070	12,774	5.30
Federal funds sold	100	-	0.25	201	-	0.22
Interest-earning deposits	32,598	20	0.24	69,245	28	0.16
Total interest-earning assets	1,413,458	$14,255	4.03%	1,390,514	$15,626	4.50%
Noninterest -earning assets:
Cash and due from banks	8,231			8,478
Allowance for loan losses	(15,086)			(14,075)
Premises and equipment	33,393			30,675
Other assets	71,868			68,786
Total noninterest-earning assets	98,406			93,864
Total assets	$1,511,864			$1,484,378

LIABILITIES:
Interest-bearing deposits:
Checking	$309,310	$292	0.38%	$254,018	$420	0.66%
Money markets	516,739	577	0.45	510,589	1,019	0.80
Savings	86,150	56	0.26	76,092	79	0.42
Certificates of deposit	208,698	713	1.37	274,240	1,103	1.61
Total interest-bearing deposits	1,120,897	1,638	0.58	1,114,939	2,621	0.94
Borrowings	26,242	198	3.02	32,403	291	3.59
Capital lease obligation	6,410	80	4.98	2,019	51	4.99
Total interest-bearing liabilities	1,153,549	1,916	0.66	1,149,361	2,963	1.03
Noninterest bearing liabilities
Demand deposits	237,651			214,198
Accrued expenses and
other liabilities	7,104			5,667
Total noninterest-bearing
liabilities	244,755			219,865
Shareholders’ equity	113,561			115,152
Total liabilities and
shareholders’ equity	$1,511,865			$1,484,378
Net Interest income
(tax-equivalent basis)		12,339			12,663
Net interest spread			3.37%			3.47%
Net interest margin (4)			3.49%			3.64%
Tax equivalent adjustment		(156)			(176)
Net interest income		$12,183			$12,487

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet
Unaudited
Six Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	June 30, 2011			June 30, 2010
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$379,625	$4,478	2.36%	$323,623	$4,914	3.04%
Tax-exempt (1) (2)	36,224	700	3.86	36,448	869	4.77
Loans held for sale	621	21	6.66	N/A	N/A	N/A
Loans (2) (3)	952,712	23,421	4.92	971,231	25,768	5.31
Federal funds sold	100	-	0.26	201	-	0.21
Interest-earning deposits	37,237	48	0.26	56,986	52	0.18
Total interest-earning assets	1,406,519	$28,668	4.08%	1,388,489	$31,603	4.55%
Noninterest -earning assets:
Cash and due from banks	8,055			8,406
Allowance for loan losses	(15,010)			(13,925)
Premises and equipment	33,516			29,341
Other assets	71,457			68,817
Total noninterest-earning assets	98,018			92,639
Total assets	$1,504,537			$1,481,128

LIABILITIES:
Interest-bearing deposits:
Checking	$303,688	$595	0.39%	$246,195	$826	0.67%
Money markets	519,590	1,200	0.46	502,673	2,138	0.85
Savings	84,170	109	0.26	75,642	156	0.41
Certificates of deposit	213,998	1,488	1.39	289,860	2,420	1.67
Total interest-bearing deposits	1,121,446	3,392	0.60	1,114,370	5,540	0.99
Borrowings	25,445	401	3.15	34,336	615	3.58
Capital lease obligation	6,372	159	4.97	1,015	51	4.99
Total interest-bearing liabilities	1,153,263	3,952	0.69	1,149,721	6,206	1.08
Noninterest bearing liabilities
Demand deposits	230,075			211,138
Accrued expenses and
other liabilities	6,408			5,877
Total noninterest-bearing
liabilities	236,483			217,015
Shareholders’ equity	114,791			114,392
Total liabilities and
shareholders’ equity	$1,504,537			$1,481,128
Net Interest income
(tax-equivalent basis)		24,716			25,397
Net interest spread			3.39%			3.47%
Net interest margin (4)			3.51%			3.66%
Tax equivalent adjustment		(312)			(363)
Net interest income		$24,404			$25,034

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME:  For the second quarter of 2011, other income, excluding fee income from PGB Trust and Investments, totaled $1.5 million as compared to $1.1 million for the same quarter in 2010.  Net securities gains for the second quarter of 2011 totaled $277 thousand while the Corporation recorded $2 thousand of net securities gains in the same quarter of 2010. Service charges and fees increased $64 thousand or 9.3 percent from $691 thousand in the second quarter of 2010 to $755 thousand in the same quarter of 2011, due principally to increased activity from checking customers. Income earned on bank owned life insurance for the second quarters of 2011 and 2010 was $261 thousand and $219 thousand, respectively, an increase of $42 thousand or 19.2 percent, which was attributable to higher yields in 2011.

The Corporation recorded other income, excluding fee income from PGB Trust and Investments, of $2.9 million for the six months ended June 30, 2011, as compared to $2.2 million for the same period in 2010, an increase of $737 thousand or 33.4 percent. Net securities gains totaled $473 thousand and $2 thousand in the six months ended June 30, 2011 and 2010, respectively. For the first half of 2011, service charges and fees increased $110 thousand or 8.2 percent from the same period last year to $1.5 million, due principally to increased activity from checking customers. Income earned on bank owned life insurance for the six months ended June 30, 2011 was $512 thousand as compared to $416 thousand for the six months ended June 30, 2010, an increase of $96 thousand or 23.1 percent, which was attributable to higher yields in 2011.

OPERATING EXPENSES:  The Corporation recorded operating expenses of $11.0 million for each of the second quarters of 2011 and 2010. For the quarter ended June 30, 2011, salary and benefit expense was $5.8 million as compared to $5.7 million in the same quarter of 2010, an increase of $113 thousand or 2.0 percent.  Premises and equipment expense totaled $2.4 million and $2.6 million, for the second quarters of 2011 and 2010, respectively, a decrease of $202 thousand or 7.8 percent, as the prior year period included various move-related expenses. Due to a regulatory change in the calculation of the assessment, FDIC expense decreased $155 thousand or 28.1 percent in the second quarter of 2011 as compared to $552 thousand in the second quarter of 2010. Professional and legal fees declined approximately $103 thousand or 27.3 percent from $377 thousand in the second quarter of 2010 to $274 thousand in the same quarter of 2011. Telephone expense increased $101 thousand from the second quarter of 2010 to $266 thousand in the second quarter of 2011 due principally to a system upgrade. Loan expense increased $154 thousand to $193 thousand for the same period due to increased problem loan expense.

For the six months ended June 30, 2011 and 2010, the Corporation recorded operating expenses of $22.3 million and $21.6 million, respectively, an increase of $743 thousand or 3.5 percent. Salary and benefit expense was $11.8 million for the second quarter of 2011 as compared to $11.4 million for the same quarter a year ago, an increase of $377 thousand or 3.3 percent, in part due to salary increases and additional commissions paid to mortgage originators. For the six months ended June 30, 2011 and 2010, premises and equipment expense was $4.7 million and $5.0 million, respectively, a decrease of $224 thousand or 4.5 percent.  Last year’s premises and equipment expense included some one-time expenses due to the move to a new administration building as well as some branch-related maintenance projects. FDIC expense declined $137 thousand or 12.0 percent from the six months ended June 30, 2010 to $1.0 million for the same six month period in 2011, due to the calculation change described above. Professional and legal fees recorded for the six months ended 2011 was $572 thousand, a decrease of $128 thousand or 18.3 percent from the same year ago period and was due to one-time expenses due to the major system upgrade in our Trust Division in May 2010 and placement fees. Trust department expense increased by $368 thousand from the six months ended June 30, 2010 due to increased recurring costs of the system upgrade implemented last year. Other operating expenses were $1.7 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively, an increase of $161 thousand or 10.4 percent, which includes increases to other real estate owned expense of $55 thousand and expense of our debit card program, including fraud-related chargebacks, of $83 thousand.

The following table presents the components of other expense for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Salaries and employee benefits	$5,817	$5,704	$11,790	$11,413
Premises and equipment	2,386	2,588	4,736	4,960
FDIC assessment	397	552	1,001	1,138
Trust department expense	426	367	931	563
Professional and legal fees	274	377	572	701
Telephone	266	165	447	301
Advertising	215	221	412	388
Loan Expense	193	39	291	153
Postage	80	84	197	192
Stationery and supplies	89	113	192	204
Other expense	892	795	1,709	1,522
Total other expense	$11,035	$11,005	$22,278	$21,535

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

The market value of trust assets under administration for PGB Trust and Investments was approximately $2.01 billion at June 30, 2011.

PGB Trust and Investments generated fee income of $2.8 million for the second quarter of 2011 as compared to $2.7 million for the same quarter of 2010, an increase of $143 thousand or 5.3 percent.   For the first six months of 2011 and 2010, PGB Trust and Investments generated fee income of $5.5 million and $5.1 million, respectively, an increase of $497 thousand or 9.8 percent.  The increase reflects increased fees due to increased business, as well as an increase in market value of assets under management, on which the investment management fees are based.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Trust Division, other expenses relative to PGB Trust and Investments were $2.4 million and $2.5 million for the second quarters of 2011 and 2010, respectively, a decrease of $51 thousand or 2.1 percent.  For the second quarter of 2011, salaries and benefits expense declined $55 thousand, or 4.4 percent when compared to the same period in 2010.

PGB Trust and Investments recorded other expenses of $4.9 million for the six months ended June 30, 2011 as compared to $4.8 million for the same period of 2010, an increase of $96 thousand, or 2.0 percent. Salaries and benefits expense was $2.4 million and $2.6 million for the first half of 2011 and 2010, respectively, a decrease of $150 thousand, or 5.9 percent. Other expenses totaled $2.5 million for the six months ended June 30, 2011, an increase of $246 thousand, or 10.8 percent. A portion of the increased expenses related to a new operating system, which the Division began using in May 2010.

The Trust Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NON-PERFORMING ASSETS:  Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and non-accrual loans are considered non-performing assets. These assets totaled $18.4 million and $22.8 million at June 30, 2011 and December 31, 2010 respectively.  Non-performing assets have decreased during the first half of 2011 as problem assets and loans continue to be sold or paid off.

The following table sets forth asset quality data on the dates indicated (in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2011	2011	2010	2010	2010

Loans past due over 90 days
and still accruing	$412	$323	$666	$442	$736
Nonaccrual loans (A)	14,943	19,173	18,114	17,535	20,361
Other real estate owned	3,000	3,000	4,000	1,000	210
Total nonperforming assets	$18,355	$22,496	$22,780	$18,977	$21,307

Restructured loans (A)	$9,603	$5,639	$7,157	$10,639	$10,613

Loans past due 30 through 89 days
and still accruing	$8,200	$5,419	$5,475	$9,487	$9,444

Classified loans (B)	$51,586	$51,186	$41,979	$36,521	$48,722

Impaired Loans (B)	$23,115	$26,056	$28,397	$36,521	$48,722

Nonperforming loans as a % of
total loans	1.59%	2.05%	2.01%	1.90%	2.20%
Nonperforming assets as a % of
total assets	1.21%	1.48%	1.51%	1.28%	1.44%
Nonperforming assets as a % of
total loans plus other real
estate owned	1.89%	2.36%	2.43%	2.01%	2.22%

(A) At June 30, 2011, restructured loans include $8.2 million of commercial and commercial mortgage loans, which are troubled debt restructured loans and considered impaired. Any restructured loans that are on nonaccrual status are only reported in nonaccrual loans and not also in restructured loans.

(B) At June 30, 2011, $23.1 million, at March 31, 2011 $26.1 million and at December 31, 2010, $28.4 million of the classified loans were also considered impaired. In periods prior to December 31, 2010, all loans classified substandard were also considered impaired.

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES:  The provision for loan losses was $2.0 million and $2.8 million for the second quarters of 2011 and 2010, respectively. The provision for loan losses was $4.0 million for the first six months of 2011 as compared to $5.2 million for the same 2010 period. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.  Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses was primarily made for the changes in the specific reserves on impaired loans, net charge-offs and for the impact of the net charge-off trends and environmental factors on the general reserve.

Of the $2.0 million quarterly provision for loan losses, $1.0 million was made for net charge-offs as approximately $1.3 million of the $2.3 million in net charge-offs was specifically reserved on impaired loans as of March 31, 2011. In addition, approximately $400 thousand was made for the general reserve, including unallocated, due to the impact of net charge-offs on the historical calculation and other factors, and the remaining provision was made for specific reserve on impaired loans.  The $4.0 million year to date provision for loan losses was primarily made for net charge-offs and for the increase in the general reserve.

The overall allowance for loan losses was $14.1 million as of June 30, 2011 as compared to $14.3 million at December 31, 2010. As a percentage of loans, the allowance for loan losses was 1.46 percent as of June 30, 2011 as compared to 1.53 percent at December 31, 2010. The decline in the allowance as a percentage of loans is primarily due to the charge-off of specific reserves on impaired loans. The specific reserves on impaired loans have decreased to $1.7 million at June 30, 2011 as compared to $2.5 million as of December 31, 2010. The decrease is directionally consistent with the decline in total impaired loans which were $23.1 million and $28.4 million as of June 30, 2011 and December 31, 2010, respectively. Although the specific component of the allowance for loan loss has declined, the general component of the allowance continues to increase and was $12.3 million at June 30, 2011 as compared to $11.8 million at December 31, 2010. As a percentage of non-impaired loans, the general reserve was 1.28 percent and 1.27 percent at June 30, 2011 and December 31, 2010, respectively. Based on its analysis, Management believes the allowance for loan loss is a reasonable estimate for probable incurred losses in the portfolio as of June 30, 2011.

INCOME TAXES:  For the second quarter of 2011, income tax expense as a percentage of pre-tax income was 38 percent as compared to 30 percent for the second quarter of 2010.  Pre-tax income totaled $3.5 million and $2.5 million for the second quarters of 2011 and 2010, respectively.  For the six months ended June 30, 2011, income tax expense as a percentage of pre-tax income was 35 percent as compared to 31 percent for the same six month period in 2010.  Pre-tax income totaled $6.6 million for the first six months of 2011 as compared to $5.6 million for the same 2010 period. The increase in the effective tax rate for the three and six months ended June 30, 2011 as compared to the same periods in 2010 is primarily due to increased income at the Bank level due to the dissolution of the Bank’s investment company subsidiary.

CAPITAL RESOURCES:  At June 30, 2011, the Corporation’s total shareholders’ equity was $115.2 million as compared to $117.7 million at December 31, 2010.  The primary reason for the decrease is the Corporation’s partial redemption of preferred stock previously issued under the U.S. Treasury’s Capital Purchase Plan in March 2011, described fully in Note 8 to the Consolidated Financial Statements.

The Corporation through the Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation and the Bank’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. At year-end 2010 and 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the institution’s category.

Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles. The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At June 30, 2011, the Bank’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 11.97 percent and 13.19 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. The Bank’s leverage ratio at June 30, 2011, was 7.43 percent, in excess of the well-capitalized standard of 5.0 percent.

At June 30, 2011, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 12.67 percent and 13.92 percent, respectively, while the Corporation’s leverage ratio was 7.63 percent.

LIQUIDITY:  Liquidity refers to an institution’s ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations.  Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management believes that the Corporation’s liquidity position is sufficient to meet future needs.  Cash and cash equivalents, interest earning deposits and federal funds sold totaled $60.4 million at June 30, 2011.  In addition, the Corporation has $249.8 million in securities designated as available for sale.  These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below.  Carrying value as of June 30, 2011, of investment securities and securities available for sale maturing within one year totals $19.7 million.

The primary source of funds available to meet liquidity needs is the Corporation’s core deposit base, which excludes certificates of deposit greater than $100 thousand.  As of June 30, 2011, core deposits equaled $1.29 billion.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The provisions of this update are not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

 The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The provisions of this update are not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

The FASB has issued Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The FASB believes the guidance in this ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to FASB Accounting Standards Codification™ (Codification) Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of this update will result in additional disclosures in the interim and annual consolidated financial statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2011).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2011 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Corporation’s stock during the quarter.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 9, 2011	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: August 9, 2011	By: /s/ Jeffrey J. Carfora
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