Form 10-Q/A
period 2011-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2011-09-06
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
8,825,882

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Peapack-Gladstone Financial Corporation (the "Corporation") for the quarter ended June 30, 2011 ("Form 10-Q"), as filed with the SEC on August 9, 2011, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.  Exhibits

3	Articles of Incorporation and By-Laws:
A. Certificate of Incorporation of the Registrant, as amended, as incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009.
B. By-Laws of the Registrant, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 23, 2007.

31.1	Certification of Frank A. Kissel, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).*

31.2	Certification of Jeffrey J. Carfora, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).*

32
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002, signed by Frank A. Kissel, Chief Executive Officer of the Corporation, and Jeffrey J. Carfora, Chief Financial Officer of the Corporation.*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension **

101.CAL	XBRL Extension Calculation Linkbase **

101.DEF	XBRL Extension Definition Linkbase **

101.LAB	XBRL Extension Label Linkbase **

101.PRE	XBRL Presentation Linkbase **

*           Previously filed
**            Furnished, not filed, herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: September 6, 2011	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: September 6, 2011	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Executive Vice President and Chief Financial Officer and
Chief Accounting Officer