Form 10-Q
period 2011-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2011-11-09
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2011

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
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

Number of shares of Common Stock outstanding as of November 1, 2011:
8,829,729

PEAPACK-GLADSTONE FINANCIAL CORPORATION
PART 1  FINANCIAL INFORMATION

PART 2  OTHER INFORMATION

Item 1A	Risk Factors	Page 47
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 47
Item 6	Exhibits	Page 47

Index

Item 1.  Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$8,135	$6,490
Federal funds sold	100	100
Interest-earning deposits	66,424	56,097
Total cash and cash equivalents	74,659	62,687

Investment securities held to maturity (approximate fair
value $121,725 in 2011 and $138,438 in 2010)	121,241	140,277
Securities available for sale	311,927	275,076
FHLB and FRB Stock, at cost	4,699	4,624

Loans Held for Sale, at fair value	722	-

Loans	973,193	932,497
Less: Allowance for loan losses	13,843	14,282
Net Loans	959,350	918,215

Premises and equipment	32,497	33,820
Other real estate owned	3,264	4,000
Accrued interest receivable	3,788	4,231
Bank owned life insurance	27,767	27,074
Deferred tax assets, net	27,543	25,725
Other assets	7,831	9,696
TOTAL ASSETS	$1,575,288	$1,505,425

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$254,646	$228,764
Interest-bearing deposits:
Checking	337,900	290,322
Savings	89,527	80,799
Money market accounts	511,059	524,449
Certificates of deposit $100,000 and over	76,100	79,311
Certificates of deposit less than $100,000	127,778	147,901
Total deposits	1,397,010	1,351,546
Federal Home Loan Bank advances	20,793	24,126
Capital lease obligation	6,396	6,304
Accrued expenses and other liabilities	30,406	5,733
TOTAL LIABILITIES	1,454,605	1,387,709

SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; issued 14,341 shares at September 30, 2011 and 21,513 at December 31, 2010;
liquidation preference of $1,000 per share)	13,938	20,746
Common stock (no par value; $0.83 per share; authorized 21,000,000 shares; issued shares, 9,237,907 at September 30, 2011 and 9,199,038 at December 31, 2010; outstanding shares 8,829,729 at September
30, 2011 and 8,790,860 at December 31, 2010)	7,682	7,650
Surplus	96,140	95,586
Treasury stock at cost, 408,178 shares at September 30, 2011 and
at December 31, 2010	(8,988)	(8,988)
Retained earnings	12,002	4,693
Accumulated other comprehensive loss, net of income tax	(91)	(1,971)
TOTAL SHAREHOLDERS’ EQUITY	120,683	117,716
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,575,288	$1,505,425

See accompanying notes to consolidated financial statements.

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME
Interest and fees on loans	$11,563	$12,455	$34,948	$38,186
Interest on investment securities:
Taxable	418	482	1,635	1,538
Tax-exempt	90	103	274	367
Interest on securities available for sale:
Taxable	1,344	1,748	4,605	5,607
Tax-exempt	124	136	364	415
Interest on loans held for sale	12	-	33	-
Interest-earning deposits	43	50	91	102
Total interest income	13,594	14,974	41,950	46,215
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	758	1,326	2,662	4,446
Interest on certificates of deposit over $100,000	262	374	815	1,298
Interest on other time deposits	422	612	1,357	2,108
Interest on borrowed funds	177	223	578	838
Interest on capital lease obligation	80	77	239	128
Total interest expense	1,699	2,612	5,651	8,818
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	11,895	12,362	36,299	37,397
Provision for loan losses	1,500	2,000	5,500	7,150

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,395	10,362	30,799	30,247
OTHER INCOME
Trust department income	2,555	2,254	8,102	7,303
Service charges and fees	747	709	2,205	2,057
Bank owned life insurance	257	228	769	644
Securities gains/(losses), net	248	126	721	128
Other-than-temporary impairment charge on equity securities	-	(360)	-	(360)
Other income	166	266	669	709
Total other income	3,973	3,223	12,466	10,481
OPERATING EXPENSES
Salaries and employee benefits	5,789	5,647	17,579	17,060
Premises and equipment	2,322	2,416	7,058	7,376
FDIC insurance expense	253	586	1,254	1,724
Other expenses	2,209	2,237	6,960	6,261
Total operating expenses	10,573	10,886	32,851	32,421
INCOME BEFORE INCOME TAX EXPENSE	3,795	2,699	10,414	8,307
Income tax (benefit)/expense	(1,537)	793	773	2,520
NET INCOME	5,332	1,906	9,641	5,787
Dividends on preferred stock and accretion	219	326	1,008	1,360
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$5,113	$1,580	$8,633	$4,427
EARNINGS PER COMMON SHARE
Basic	$0.58	$0.18	$0.98	$0.50
Diluted	$0.58	$0.18	$0.98	$0.50
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	8,827,680	8,786,782	8,823,997	8,783,083
Diluted	8,827,790	8,786,863	8,825,617	8,783,439
See accompanying notes to consolidated financial statements.

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)
Nine Months Ended September 30, 2011

						Accumulated
						Other
(In Thousands, Except	Preferred	Common		Treasury	Retained	Comprehensive
Per Share Data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total

Balance at January 1, 2011
8,790,860 Common Shares
Outstanding	$20,746	$7,650	$95,586	$(8,988)	$4,693	$(1,971)	$117,716

Comprehensive Income:
Net Income 2011					9,641		9,641
Unrealized Holding Gains on
Securities Arising During the
Period, Net of Amortization
(Net of Income Tax
Expense of $1,158)						2,349
Less: Reclassification
Adjustment for Gain
Included in Net Income (Net
of Income Tax Expense
of $252)						469
Net Unrealized Holding
Gains on Securities Arising
During the Period (Net of
Income Tax Expense
of $906)						1,880	1,880
Total Comprehensive Income							11,521
Issuance of Restricted Stock
28,732 shares		24	(24)				-
Amortization of Restricted Stock			191				191
Redemption of Preferred Stock
7,172 shares	(7,172)						(7,172)
Accretion of Discount on
Preferred Stock	364				(364)		-
Cash Dividends Declared on
Common Stock					(1,324)		(1,324)
($0.05 per share)
Cash Dividends Declared on
Preferred Stock					(644)		(644)
Common Stock Option Expense			273				273
Sales of Shares (Dividend
Reinvestment Program),
10,137 shares		8	114				122
Balance at September 30, 2011
8,829,729 Common Shares
Outstanding	$13,938	$7,682	$96,140	$(8,988)	$12,002	$(91)	$120,683

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income:	$9,641	$5,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,149	2,420
Amortization of premium and accretion of discount on securities, net	2,332	175
Amortization of restricted stock	191	113
Provision for loan losses	5,500	7,150
Provision for deferred taxes	622	(1,106)
Reversal of valuation allowance-deferred tax assets	(2,988)	-
Stock-based compensation	273	228
Gains on security sales, available for sale	(721)	(128)
Other-than-temporary impairment charge on equity securities	-	360
Loans originated for sale	(22,539)	(43,567)
Proceeds from sales of loans	22,180	44,046
Gains on loans sold	(363)	(479)
Gains on sale of other real estate owned	(47)	(4)
Increase in cash surrender value of life insurance, net	(693)	(585)
Increase in accrued interest receivable	452	(150)
Decrease in other assets	1,507	219
Increase in accrued expenses and other liabilities	1,842	5,358
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,338	19,837
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity	28,413	17,123
Proceeds from maturities of securities available for sale	48,996	29,202
Proceeds from calls of investment securities held to maturity	39,505	48,158
Proceeds from calls of securities available for sale	41,755	143,219
Proceeds from sales of securities available for sale	37,277	10,016
Purchase of investment securities held to maturity	(44,145)	(77,943)
Purchase of securities available for sale	(151,556)	(154,109)
Net (increase)/decrease in loans	(41,136)	31,829
Proceeds from sales of other real estate owned	1,238	364
Purchases of premises and equipment	(826)	(2,313)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(40,479)	45,546
FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	45,464	(29,250)
Repayments of Federal Home Loan Bank advances	(3,333)	(12,265)
Redemption of preferred stock	(7,172)	(7,172)
Cash dividends paid on preferred stock	(644)	(858)
Cash dividends paid on common stock	(1,324)	(1,317)
Sales of shares (DRIP Program)	122	108
NET CASH USED IN FINANCING ACTIVITIES	33,113	(50,754)
Net decrease in cash and cash equivalents	11,972	14,629
Cash and cash equivalents at beginning of period	62,687	79,972
Cash and cash equivalents at end of period	$74,659	$94,601
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,645	$9,310
Income taxes	2,214	4,039
Transfer of loans to other real estate owned	455	1,000
Acquisition of leased premises	-	6,097
Security purchases settled in subsequent period	22,923	-

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

Index

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

Index

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

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio segments have been identified:

a)	Primary residential mortgage – comprised of conventional 1-4 family residential mortgage loans and commercial loans or other consumer purpose loans secured by a residential mortgage.

b)	Home equity lines of credit.

c)	Junior lien loan on residence – comprised of loans secured by junior liens on residences of which the majority were for consumer purposes and the remaining were for commercial business purposes.

d)	Multifamily property – comprised of loans secured by apartment buildings.

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

Index

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

For the three months ended September 30, 2011 and 2010, the Corporation recorded total compensation cost for stock options of $61 thousand and $76 thousand respectively, with a recognized tax benefit of $11 thousand for the quarter ended September 30, 2011 and $12 thousand for the September 30, 2010 quarter. The Corporation recorded total compensation cost for stock options for the nine months ended September 30, 2011 and 2010, of $273 thousand and $228 thousand, respectively, with a recognized tax benefit of $46 thousand for the nine months ended September 30, 2011 and $37 thousand for the nine months ended September 30, 2010.

There was approximately $824 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at September 30, 2011. That cost is expected to be recognized over a weighted average period of 1.3 years.

For the Corporation’s stock option plans, changes in options outstanding during the nine months ended September 30, 2011 were as follows:

	Number	Exercise	Weighted	Aggregate
	of	Price	Average	Intrinsic
(Dollars in thousands except share data)	Shares	Per Share	Exercise Price	Value
Balance, January 1, 2011	578,763	$10.83-$31.43	$23.75
Granted	70,600	10.01-13.62	13.06
Expired	(67,712)	12.97-27.51	15.52
Forfeited	(4,016)	12.79-27.38	15.19
Balance, September 30, 2011	577,635	$10.01-$31.43	$23.74	$-
Vested and Expected to Vest (1)	540,203	$10.01-$31.43	$24.09	$-
Exercisable at September 30, 2011	417,011	$11.05-$31.43	$26.41	$-

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of 2011 and the exercise price, multiplied by the number of in-the-money options).  The Corporation’s closing stock price on September 30, 2011 was $9.91; therefore, there was no intrinsic value in the stock options outstanding at that date.

Of the total options granted in the table above, 12,200 options were granted during the third quarter of 2011. There were no stock options exercised during the nine months ended September 30, 2011 or 2010.

Index

For the third quarter of 2011, the per share weighted-average fair value of stock options granted was $3.68 as compared to $7.08 for the same quarter of 2010.  The per share weighted-average fair value of stock options granted during the first nine months of 2011 and 2010 for all plans was $3.88 and $7.88, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Dividend Yield	2.02%	1.70%	1.60%	1.30%
Expected volatility	38%	81%	32%	72%
Expected life	7 years	7 years	7 years	7 years
Risk-free interest rate	2.02%	2.32%	2.08%	2.92%

In January 2011 and 2010, the Corporation issued 28,732 and 55,993 restricted stock awards, respectively, at a fair value equal to the market price of the Corporation’s common stock at the date of the grant. The awards fully vest on the fifth anniversary of the grant date. The Corporation recorded total compensation cost for restricted stock awards of $67 thousand for the third quarter of 2011 and $38 thousand for the same quarter of 2010.  For the nine months ended September 30, 2011 and 2010, the Corporation recorded total compensation cost for restricted stock awards of $191 thousand and $113 thousand respectively.

As of September 30, 2011, there was approximately $867 thousand of unrecognized compensation cost related to non-vested restricted stock awards granted under the Corporation’s stock incentive plans.  That cost is expected to be recognized over a weighted average period of 1.6 years.

Earnings per Common Share – Basic and Diluted:  The following is a reconciliation of the calculation of basic and diluted earnings per share.  Basic net income per common share is calculated by dividing net income to common shareholders by the weighted average common shares outstanding during the reporting period.  Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all common shares underlying potentially dilutive stock options were issued during the reporting period utilizing the Treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands, except per share data)	2011	2010	2011	2010

Net Income to Common Shareholders	$5,113	$1,580	$8,633	$4,427

Basic Weighted-Average Common
Shares Outstanding	8,827,680	8,786,782	8,823,997	8,783,083
Plus: Common Stock Equivalents	110	81	1,620	356
Diluted Weighted-Average Common
Shares Outstanding	8,827,790	8,786,863	8,825,617	8,783,439
Net Income Per Common Share
Basic	$0.58	$0.18	$0.98	$0.50
Diluted	0.58	0.18	0.98	0.50

Stock options and warrants with an exercise price below the Corporation’s market price equal to 750,343 and 754,457 shares were not included in the computation of diluted earnings per share in the third quarters of 2011 and 2010, respectively, because they were antidilutive to the earnings per share calculation.  Stock options and warrants with an exercise price below the Corporation’s market price equal to 722,289 and 737,441 shares were not included in the computation of diluted earnings per share in the nine months ended September 30, 2011 and 2010, respectively, because they were antidilutive to the earnings per share calculation.

Index

Income Taxes:             The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2007 or by New Jersey tax authorities for years prior to 2006.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.  The Corporation did not have any amounts accrued for interest and penalties at September 30, 2011.

During 2008, the Corporation recorded a $56.1 million other-than-temporary impairment on its trust preferred pooled securities. The impairment was recorded at the Bank level and resulted in a deferred state tax benefit of approximately $3.0 million. At December 31, 2008, the Corporation concluded that it was more likely than not that it would not realize this state tax benefit before the expiration of the net operating loss carryforward period and recorded a full valuation allowance against the state tax benefit. At the time, the analysis was based on numerous factors, including the State of New Jersey tax statutes, the ongoing performance and related forecasts of the Corporation and the Bank and the status of the economy and its impact on the forecasts.

During the third quarter of 2011, the Corporation concluded that it was more likely than not that the 2008 state tax benefit was realizable and as such reversed the $3.0 million valuation allowance, which resulted in an income tax benefit recognized in the third quarter. The determination was based on the trends in state taxable income of the Bank and the five-year earnings forecast that was completed during the third quarter of 2011.

Comprehensive Income:  Comprehensive income consists of net income and the change during the period in the Corporation’s net unrealized gains and losses on securities available for sale during the applicable period of time less adjustments for realized gains and losses, net amortization of the unrealized loss on securities transferred to held to maturity from available for sale and accretion of the non-credit component on certain held to maturity securities with other-than-temporary impairment charges in previous periods. Total comprehensive income for the third quarter of 2011 was $5.9 million as compared to total comprehensive income of $2.1 million for the same quarter in 2010. Total comprehensive income for the nine months ended September 30, 2011 was $11.5 million and the total comprehensive income for the same period in 2010 was $6.9 million.

Reclassification:  Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2011 presentation.

Index

2. INVESTMENT SECURITIES HELD TO MATURITY

A summary of amortized cost and approximate fair value of investment securities held to maturity included in the consolidated statements of condition as of September 30, 2011 and December 31, 2010 follows:

September 30, 2011
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Government-Sponsored Entities	$22,993	$16	$-	$23,009
Mortgage-Backed Securities -
Residential	67,768	1,471	-	69,239
State and Political Subdivisions	21,772	91	-	21,863
Trust Preferred Pooled Securities	8,708	-	(1,094)	7,614
Total	$121,241	$1,578	$(1,094)	$121,725

December 31, 2010
		Gross	Gross	Approximate
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
U.S. Government-Sponsored Entities	$45,485	$11	$(790)	$44,706
Mortgage-Backed Securities -
Residential	67,745	921	(494)	68,172
State and Political Subdivisions	17,671	184	(31)	17,824
Trust Preferred Pooled Securities	9,376	-	(1,640)	7,736
Total	$140,277	$1,116	$(2,955)	$138,438

The following tables present the Corporation’s investment securities held to maturity with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2011 and December 31, 2010.

	September 30, 2011
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Trust Preferred
Pooled Securities	$-	$-	$1,934	$(1,094)	$1,934	$(1,094)
Total	$-	$-	$1,934	$(1,094)	$1,934	$(1,094)

	December 31, 2010
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored
Entities	$39,707	$(790)	$-	$-	$39,707	$(790)
Mortgage-Backed
Securities -
Residential	32,553	(494)	-	-	32,553	(494)
State & Political
Subdivisions	9,667	(31)	-	-	9,667	(31)
Trust Preferred
Pooled Securities	-	-	1,782	(1,640)	1,782	(1,640)
Total	$81,927	$(1,315)	$1,782	$(1,640)	$83,709	$(2,955)

Index

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

As of each year end since December 2008, the Corporation again worked with a third party to model the securities and review its valuation.  The modeling process and related assumptions were similar to the process and related assumptions employed as of December 31, 2008. No additional impairment charges were recorded for the quarter or nine months ended September 30, 2011.

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

3.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of September 30, 2011 and December 31, 2010 follows:

	September 30, 2011
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government-Sponsored
Entities	$38,745	$51	$(20)	$38,776
Mortgage-Backed Securities -
Residential	238,067	5,692	(175)	243,584
State and Political Subdivisions	24,374	715	(53)	25,036
Other Securities	4,999	51	(1,064)	3,986
Marketable Equity Securities	593	3	(51)	545
Total	$306,778	$6,512	$(1,363)	$311,927

Index

	December 31, 2010
		Gross	Gross	Approximate
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Treasury and U.S.
Government-Sponsored
Entities	$50,926	$209	$-	$51,135
Mortgage-Backed Securities -
Residential	199,099	4,179	(1,188)	202,090
State and Political Subdivisions	16,418	243	(48)	16,613
Other Securities	5,499	-	(999)	4,500
Marketable Equity Securities	680	58	-	738
Total	$272,622	$4,689	$(2,235)	$275,076

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2011 and December 31, 2010.

	September 30, 2011
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government-
Sponsored Entities	$11,407	$(20)	$-	$-	$11,407	$(20)
Mortgage-Backed
Securities -
Residential	16,550	(147)	329	(28)	16,879	(175)
State and Political
Subdivisions	6,238	(53)	-	-	6,238	(53)
Other Securities	-	-	1,935	(1,064)	1,935	(1,064)
Marketable Equity
Securities	318	(50)	-	(1)	318	(51)
Total	$34,513	$(270)	$2,264	$(1,093)	$36,777	$(1,363)

	December 31, 2010
			Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed
Securities -
Residential	102,695	(984)	2,211	(204)	104,906	(1,188)
State and Political
Subdivisions	777	(14)	446	(34)	1,223	(48)
Other Securities	1,499	(1)	3,001	(998)	4,500	(999)
Total	$104,971	$(999)	$5,658	$(1,236)	$110,629	$(2,235)

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

Index

At September 30, 2011, the unrealized loss on other securities, $1.1 million, is primarily related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security continues to be rated investment grade by Moody’s.  As the Corporation does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at September 30, 2011.

4.  LOANS

Loans outstanding, by general ledger classification, as of September 30, 2011 and December 31, 2010, consisted of the following:

		% of Total		% of Total
(In Thousands)	2011	Loans	2010	Loans
Residential Mortgage	$438,828	45.1%	$419,653	45.0%
Commercial Mortgage	317,066	32.6	288,183	30.9
Commercial Loans	129,039	13.2	131,408	14.1
Construction Loans	14,893	1.5	25,367	2.7
Home Equity Lines of Credit	51,458	5.3	45,775	4.9
Consumer Loans, Including
Fixed Rate Home Equity Loans	20,345	2.1	20,622	2.2
Other Loans	1,564	0.2	1,489	0.2
Total Loans	$973,193	100.0%	$932,497	100.0%

Included in the totals above for September 30, 2011 are $861 thousand of unamortized discount and $2.5 million of deferred origination costs net of deferred origination fees as compared to $1.4 million of unamortized discount and $2.3 million of deferred origination costs net of deferred origination fees for December 31, 2010.

Index

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of September 30, 2011 and December 31, 2010:

September 30, 2011
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans		Total
	Evaluated	Individually	Evaluated	Collectively
	for	Evaluated for	for	Evaluated for	Total	Ending
(In Thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary
Residential
Mortgage	$5,776	$-	$447,901	$1,613	$453,677	$1,613
Home Equity Lines
of Credit	124	-	51,335	195	51,459	195
Junior Lien Loan
On Residence	681	-	13,234	198	13,915	198
Multifamily
Property	286	-	93,420	632	93,706	632
Owner-Occupied
Commercial
Real Estate	9,882	1,456	102,645	2,086	112,527	3,542
Investment Commercial
Real Estate	9,228	500	186,174	3,620	195,402	4,120
Commercial and
Industrial	1,552	169	24,634	2,082	26,186	2,251
Commercial
Construction	-	-	14,509	551	14,509	551
Consumer and
Other	-	-	11,812	103	11,812	103
Unallocated	-	-	-	638	-	638
Total ALLL	$27,529	$2,125	$945,664	$11,718	$973,193	$13,843

December 31, 2010
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans		Total
	Evaluated	Individually	Evaluated	Collectively
	for	Evaluated for	for	Evaluated for	Total	Ending
(In Thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary
Residential
Mortgage	$4,578	$-	$428,466	$1,502	$433,044	$1,502
Home Equity Lines
of Credit	85	-	45,730	160	45,815	160
Junior Lien Loan
On Residence	537	-	14,981	228	15,518	228
Multifamily
Property	691	26	40,327	277	41,018	303
Owner-Occupied
Commercial
Real Estate	7,972	504	114,634	2,740	117,685	3,244
Investment Commercial
Real Estate	6,979	1,141	203,692	3,151	215,592	4,292
Commercial and
Industrial	2,330	308	25,448	2,411	27,778	2,719
Commercial
Construction	5,225	500	20,149	746	25,374	1,246
Consumer and
Other	-	-	10,673	66	10,673	66
Unallocated	-	-	-	522	-	522
Total ALLL	$28,397	$2,479	$904,100	$11,803	$932,497	$14,282

Index

Impaired loans include non-accrual loans of $22.1 million at September 30, 2011 and $18.1 million at December 31, 2010. Impaired loans also includes performing commercial mortgage and commercial troubled debt restructured loans of $5.4 million at September 30, 2011 and $5.4 million at December 31, 2010. The allowance allocated to troubled debt restructured loans which are nonaccrual totaled $2.1 million and $268 thousand, as of September 30, 2011 and December 31, 2010, respectively. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of September 30, 2011. The Corporation has not committed to lend additional amounts as of September 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:

September 30, 2011
	Unpaid
	Principal	Recorded	Specific
(In Thousands)	Balance	Investment	Reserves
With No Related Allowance Recorded:
Primary Residential Mortgage	$6,746	$5,776	$-
Multifamily Property	312	286	-
Owner-Occupied Commercial Real Estate	5,758	5,237	-
Investment Commercial Real Estate	6,118	5,728	-
Commercial and Industrial	2,163	1,330	-
Home Equity Lines of Credit	198	124	-
Junior Lien Loan on Residence	820	681	-
Total Loans with No Related Allowance	$22,115	$19,162	$-
With Related Allowance Recorded:
Primary Residential Mortgage	-	-	-
Owner-Occupied Commercial Real Estate	6,399	4,645	1,456
Investment Commercial Real Estate	4,420	3,500	500
Commercial and Industrial	577	222	169
Total Loans with Related Allowance	$11,396	$8,367	$2,125
Total Loans Individually Evaluated for
Impairment	$33,511	$27,529	$2,125

December 31, 2010
	Unpaid
	Principal	Recorded	Specific
(In Thousands)	Balance	Investment	Reserves
With No Related Allowance Recorded:
Primary Residential Mortgage	$5,080	$4,578	$-
Home Equity Lines of Credit	100	85	-
Junior Lien Loan on Residence	660	537	-
Total Loans with No Related Allowance	$5,840	$5,200	$-
With Related Allowance Recorded:
Multifamily Property	713	691	26
Owner-Occupied Commercial Real Estate	8,238	7,972	505
Investment Commercial Real Estate	6,979	6,979	1,141
Commercial and Industrial	3,464	2,330	307
Commercial Construction	8,199	5,225	500
Total Loans with Related Allowance	$27,593	$23,197	$2,479
Total Loans Individually Evaluated for
Impairment	$33,433	$28,397	$2,479

Index

The average impaired loans for the three months ended September 30, 2011 was $25.3 million, while the average for the nine months ended September 30, 2011 was $26.3 million.

The table below presents the income recognized on accruing impaired loans by class for the three months ended September 30, 2011:

Income
(In Thousands)	Recognized
Owner-Occupied Commercial Real Estate	$2
Investment Commercial Real Estate	22
Commercial and Industrial	9
Total Income Recognized on Impaired Loans	33

The table below presents the income recognized on accruing impaired loans by class for the nine months ended September 30, 2011:

Income
(In Thousands)	Recognized
Owner-Occupied Commercial Real Estate	$75
Investment Commercial Real Estate	119
Commercial and Industrial	26
Total Income Recognized on Impaired Loans	220

There is no cash received into income on nonaccruing impaired loans for the three and nine months ended September 30, 2011.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010:

September 30, 2011
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In Thousands)	Nonaccrual	Interest
Primary Residential Mortgage	$5,776	$340
Home Equity Lines of Credit	124	19
Junior Lien Loan on Residence	681	-
Multifamily Property	264	-
Owner-Occupied Commercial Real Estate	9,756	-
Investment Commercial Real Estate	4,537	-
Commercial and Industrial	965	443
Consumer and Other	-	34
Total	$22,103	$836

Index

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

The following tables present the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans, excluding nonaccrual loans:

September 30, 2011
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In Thousands)	Past Due	Past Due	Past Due	Past Due
Primary Residential Mortgage	$4,776	$504	$340	$5,620
Home Equity Lines of Credit	98	-	19	117
Junior Lien Loan on Residence	-	-	-	-
Multifamily Property	397	-	-	397
Owner-Occupied Commercial
Real Estate	2,951	3	-	2,954
Investment Commercial
Real Estate	624	-	-	624
Commercial and Industrial	91	-	443	534
Commercial Construction	250	-	-	250
Consumer and Other	11	1	34	46
Total	$9,198	$508	$836	$10,542

Index

December 31, 2010
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In Thousands)	Past Due	Past Due	Past Due	Past Due
Primary Residential Mortgage	$3,490	$162	$-	$3,652
Junior Lien Loan on Residence	-	-	-	-
Multifamily Property	-	-	361	361
Owner-Occupied Commercial
Real Estate	820	-	305	1,125
Investment Commercial
Real Estate	728	-	-	728
Commercial and Industrial	274	-	-	274
Consumer and Other	1	-	-	1
Total	$5,313	$162	$666	$6,141

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

Index

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful
Primary Residential Mortgage	$441,273	$6,487	$5,917	$-
Home Equity Lines of Credit	50,937	-	522	-
Junior Lien Loan on Residence	13,097	137	681	-
Multifamily Property	92,546	164	996	-
Owner-Occupied Commercial
Real Estate	82,887	11,099	18,541	-
Investment Commercial
Real Estate	165,692	6,293	23,417	-
Commercial and Industrial	23,406	822	1,843	115
Commercial Construction	14,259	250	-	-
Consumer and Other Loans	11,312	500	-	-
Total	$895,409	$25,752	$51,917	$115

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful
Primary Residential Mortgage	$422,972	$5,495	$4,578	$-
Home Equity Lines of Credit	45,730	-	85	-
Junior Lien Loan on Residence	14,877	104	537	-
Multifamily Property	39,709	166	1,142	-
Owner-Occupied Commercial
Real Estate	89,136	14,722	13,827	-
Investment Commercial
Real Estate	187,201	14,468	13,923	-
Commercial and Industrial	23,284	1,864	2,630	-
Commercial Construction	20,149	-	5,225	-
Consumer and Other Loans	10,673	-	-	-
Total	$853,731	$36,819	$41,947	$-

At September 30, 2011, $27.5 million of the $52.0 million of the classified loans were also considered impaired as compared to December 31, 2010, when $28.4 million of the $41.9 million of the classified loans were also considered impaired.

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loans, the Corporation also evaluated credit quality based on the aging status of the loan, which was previously presented.

A summary of the allowance for loan losses for the quarterly periods indicated follows (in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010

Allowance for loan losses:
Beginning of period	$14,056	$14,386	$14,282	$14,025	$13,856
Provision for loan losses	1,500	2,000	2,000	2,850	2,000
Charge-offs, net	(1,713)	(2,330)	(1,896)	(2,593)	(1,831)
End of period	$13,843	$14,056	$14,386	$14,282	$14,025

Allowance for loan losses as a %
of total loans	1.42%	1.46%	1.51%	1.53%	1.49%
Allowance for loan losses as a %
of nonperforming loans	60.35%	91.54%	73.79%	76.05%	78.02%

Index

The activity in the allowance for loan losses for the three months ended September 30, 2011 is summarized below:

	July 1,				September 30,
	2011				2011
	Ending				Ending
(In Thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary
Residential
Mortgage	$1,662	$(240)	$-	$191	$1,613
Home Equity Lines
of Credit	186	-	-	9	195
Junior Lien Loan
On Residence	209	-	-	(11)	198
Multifamily
Property	521	-	-	169	690
Owner-Occupied
Commercial
Real Estate	3,522	(563)	1	582	3,542
Investment Commercial
Real Estate	4,041	(920)	-	941	4,062
Commercial and
Industrial	2,399	(61)	72	(159)	2,251
Commercial
Construction	794	-	-	(243)	551
Consumer and
Other	98	(2)	-	7	103
Unallocated	624	-	-	14	638
Total ALLL	$14,056	$(1,786)	$73	$1,500	$13,843

The activity in the allowance for loan losses for the nine months ended September 30, 2011 is summarized below:

	January 1,				September 30,
	2010				2011
	Ending				Ending
(In Thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary
Residential
Mortgage	$1,502	$(528)	$-	$639	$1,613
Home Equity Lines
of Credit	160	(60)	-	95	195
Junior Lien Loan
On Residence	228	(13)	14	(31)	198
Multifamily
Property	303	(26)	8	405	690
Owner-Occupied
Commercial
Real Estate	2,777	(2,117)	40	2,842	3,542
Investment Commercial
Real Estate	4,759	(2,610)	1	1,912	4,062
Commercial and
Industrial	2,719	(157)	98	(409)	2,251
Commercial
Construction	1,246	(586)	11	(120)	551
Consumer and
Other	66	(14)	-	51	103
Unallocated	522	-	-	116	638
Total ALLL	$14,282	$(6,111)	$172	$5,500	$13,843

Index

Troubled Debt Restructurings:

The Corporation has allocated $54 thousand and $324 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ending September 30, 2011, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower that the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2011:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Primary Residential Mortgage	1	$162	$162
Owner-Occupied Commercial
Real Estate	1	412	412
Total	2	$574	$574

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2011:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Primary Residential Mortgage	2	$394	$394
Owner-Occupied Commercial
Real Estate	1	412	412
Investment Commercial
Real Estate	1	4,427	4,427
Total	4	$5,233	$5,233

The residential mortgages were modified by extending the maturities longer than six months.  Both of the commercial real estate loans were modified to an interest only basis pending the sale of the underlying collateral.    The Bank did not forgive any principal or interest on any of these loans and expects to collect the full amount that is contractually owed.

Index

The following table presents loans by class modified as troubled debt restructurings on accrual as of September 30, 2011:
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Specific
Troubled Debt Restructurings on Accrual	Contracts	Investment	Investment	Reserves
Primary Residential Mortgage	1	$162	$162	$-
Owner-Occupied Commercial Real Estate	1	412	412	-
Investment Commercial Real Estate	1	4,427	4,427	-
Commercial and Industrial	3	518	518	54
Total	6	$5,519	$5,519	$54

There are five loans totaling $3.9 million that have been categorized as troubled debt restructurings that are also included in loans that are on nonaccrual.  Three of these loans consist of owner-occupied commercial real estate and total $3.4 million.  One is a residential first mortgage totaling $232 thousand and one is a commercial mortgage totaling $299 thousand on a mixed use investment property.

The following table presents loans by class modified as troubled debt restructurings during the twelve months ended September 30, 2011 for which there was a payment default during the same period:

Troubled Debt Restructurings That	Number of	Recorded
Subsequently Defaulted	Contracts	Investment
Owner-Occupied Commercial Real Estate	1	$412
Investment Commercial Real Estate	1	299
Total	2	$711

The terms of certain other loans were modified during the period ending September 30, 2011 that did not meet the definition of a troubled debt restructuring.  These loans have a total recorded investment as September 30, 2011 of $2.7 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Corporation’s internal underwriting policy.

Index

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $20.8 million and $24.1 million at September 30, 2011 and December 31, 2010, respectively, with a weighted average interest rate of 3.38 percent and 3.54 percent, respectively. Advances totaling $20.0 million at September 30, 2011, have fixed maturity dates, while advances totaling $793 thousand were amortizing advances with monthly payments of principal and interest. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $71.8 million at September 30, 2011.

There were no overnight borrowings at September 30, 2011 or at December 31, 2010. Overnight borrowings from the FHLB averaged $1.2 million with a weighted average interest rate of 0.35 percent for the nine months ended September 30, 2011.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2011	113
2012	5,462
2013	218
2014	-
2015	3,000
Over 5 years	12,000
Total	$20,793

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

Index

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,028	$867	$11,895
Noninterest income	1,354	2,619	3,973
Total income	12,382	3,486	15,868

Provision for loan losses	1,500	-	1,500
Salaries and benefits	4,587	1,202	5,789
Premises and equipment expense	2,169	153	2,322
Other noninterest expense	1,587	875	2,462
Total noninterest expense	9,843	2,230	12,073
Income before income tax expense	2,539	1,256	3,795
Income tax expense/(benefit)	(2,021)	484	(1,537)
Net income	$4,560	$772	$5,332

	Three Months Ended September 30, 2010
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,442	$920	$12,362
Noninterest income	940	2,283	3,223
Total income	12,382	3,203	15,585

Provision for loan losses	2,000	-	2,000
Salaries and benefits	4,549	1,098	5,647
Premises and equipment expense	2,234	182	2,416
Other noninterest expense	1,847	976	2,823
Total noninterest expense	10,630	2,256	12,886
Income before income tax expense	1,752	947	2,699
Income tax expense	514	279	793
Net income	$1,238	$668	$1,906

Index

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30, 2011
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$33,669	$2,630	$36,299
Noninterest income	4,166	8,300	12,466
Total income	37,835	10,930	48,765

Provision for loan losses	5,500	-	5,500
Salaries and benefits	13,968	3,611	17,579
Premises and equipment expense	6,561	497	7,058
Other noninterest expense	5,153	3,061	8,214
Total noninterest expense	31,182	7,169	38,351
Income before income tax expense	6,653	3,761	10,414
Income tax expense/(benefit)	(585)	1,358	773
Net income	$7,238	$2,403	$9,641

Total assets at period end	$1,574,000	$1,288	$1,575,288

	Nine Months Ended September 30, 2010
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$34,703	$2,694	$37,397
Noninterest income	3,073	7,408	10,481
Total income	37,776	10,102	47,878

Provision for loan losses	7,150	-	7,150
Salaries and benefits	13,403	3,657	17,060
Premises and equipment expense	6,797	579	7,376
Other noninterest expense	5,121	2,864	7,985
Total noninterest expense	32,471	7,100	39,571
Income before income tax expense	5,305	3,002	8,307
Income tax expense	1,609	911	2,520
Net income	$3,696	$2,091	$5,787

Total assets at period end	$1,478,813	$1,448	$1,480,261

Index

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

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis
	Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
	September 30,
(In Thousands)	2011
Assets:
Available for Sale:
U.S. Government-Sponsored
Entities	$38,776	$-	$38,776	$-
Mortgage-Backed Securities -
Residential	243,584	-	243,584	-
State and Political Subdivisions	25,036	-	25,036	-
Other Securities	1,935	-	1,935	-
CRA Investment Fund	2,051	-	2,051	-
Marketable Equity Securities	545	545	-	-
Total	$311,927	$545	$311,382	$-

	December 31,
	2010
Assets:
Available for Sale:
U.S. Treasury and U.S.
Government-Sponsored
Entities	$51,135	$-	$51,135	$-
Mortgage-Backed Securities -
Residential	202,090	-	202,090	-
State and Political Subdivisions	16,613	-	16,613	-
Other Securities	3,001	-	3,001	-
CRA Investment Fund	1,499	-	1,499	-
Marketable Equity Securities	738	738	-	-
Total	$275,076	$738	$274,338	$-

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
	September 30,
(In Thousands)	2011
Assets:
Impaired Loans:
Residential Mortgage	$3,189	$-	$-	$3,189
Commercial Mortgage	3,000	-	-	3,000
Commercial	53	-	-	53

	December 31,
	2010
Assets:
Impaired Loans:
Commercial Mortgage	$10,452	$-	$-	$10,452
Commercial	3,346	-	-	3,346

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $8.4 million, with a valuation allowance of $2.1 million at September 30, 2011. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $23.2 million, with a valuation allowance of $2.5 million at December 31, 2010.

The carrying amounts and estimated fair values for financial instruments at September 30, 2011 and December 31, 2010 are as follows:
	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial Assets:
Cash and Cash Equivalents	$74,659	$74,659	$62,687	$62,687
Investment Securities, Held to Maturity	121,241	121,725	140,277	138,438
Securities Available for Sale	311,927	311,927	275,076	275,076
FHLB and FRB Stock	4,699	N/A	4,624	N/A
Loans Held for Sale	722	722	-	-
Loans, Net of Allowance for
Loan Losses	959,350	959,216	918,215	917,257
Accrued Interest Receivable	3,788	3,788	4,231	4,231
Financial Liabilities:
Deposits	1,397,010	1,400,040	1,351,546	1,353,834
Federal Home Loan Bank Advances	20,793	22,452	24,126	25,330
Accrued Interest Payable	483	483	716	716

Index

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Corporation intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Corporation recognized no other-than-temporary impairment charges in the third quarters of 2011 and 2010.

Index

EXECUTIVE SUMMARY:  For the third quarter of 2011, the Corporation recorded net income of $5.3 million, an increase of $3.4 million, compared to the same quarter of 2010. Diluted earnings per common share, after giving effect for the preferred dividend, were $0.58 and $0.18 in the third quarters of 2011 and 2010, respectively. For the three months ended September 30, 2011, annualized return on average assets was 1.39 percent and annualized return on average common equity was 19.87 percent. The increase in 2011 earnings per share was due to a decline in the provision for loan losses, an increase in noninterest income, a decrease in operating expenses and a decline in the dividends and accretion on preferred stock as a result of the 2011 redemption of 25 percent of the preferred shares issued under the Treasury’s CPP, offset by a decline in net interest income.

In addition, the results for the third quarter 2011 include the reversal of a previously recorded valuation allowance that was established against deferred state tax assets of $3.0 million, or $0.34 per diluted earnings per common share.  Excluding the reversal, net income for the third quarter of 2011 was $2.3 million, an increase of $438 thousand or 23.0 percent from the same quarter of 2010.  The Corporation believes that comparing net income without considering the reversal of the state tax valuation allowance provides a better analysis of net income trends.

On a fully tax-equivalent basis, net interest income for the third quarter of 2011 was $12.1 million as compared to $12.5 million for the same quarter of 2010, a decline of $465 thousand or 3.7 percent. For the third quarters of 2011 and 2010, the net interest margin, on a fully tax-equivalent basis, was 3.37 percent and 3.64 percent, respectively.

For the third quarter of 2011, average loans totaled $964.4 million, increasing $15.1 million or 1.6 percent from $949.3 million for the same quarter of 2010. The yield on loans was 4.81 percent and 5.26 percent for the three months ended September 30, 2011 and 2010, respectively, reflecting a decline of 45 basis points from the 2010 quarter to the 2011 quarter.

Average deposits were $1.38 billion for the third quarter of 2011, as compared to $1.32 billion for the same quarter of 2010, rising $62.9 million or 4.8 percent. The average costs of interest-bearing deposits declined 33 basis points to 0.51 percent for the three months ended September 30, 2011 from 0.84 percent for the same quarter in 2010.

For the nine months ended September 30, 2011 net income was $9.6 million as compared to $5.8 million, respectively, an increase of $3.9 million. Diluted earnings per common share, after giving effect for the preferred dividend, were $0.98 for the first nine months of 2011 as compared to $0.50 for the same period in 2010. In addition to the $3.0 million reversal of valuation allowance against deferred state tax assets noted above, the increase in 2011 year-to-date earnings per share was due to a decline in the provision for loan losses, an increase in noninterest income and a decline in the dividends and accretion on preferred stock as a result of the redemption of a portion of the preferred shares in 2010 and 2011 offset by an increase in operating expenses. Annualized return on average assets for the nine months ended September 30, 2011, was 0.85 percent and annualized return on average common equity was 11.50 percent.

The net income, excluding the reversal of the state tax valuation allowance, for the nine months ended September 30, 2011, was $6.7 million, an increase of $866 thousand or 15.0 percent for the prior year period. The Corporation believes that comparing net income without considering the reversal of the state tax valuation allowance provides a better analysis of net income trends.

For the nine months ended September 30, 2011, net interest income, on a fully tax-equivalent basis, was $36.8 million as compared to $37.9 million for the same period in 2010. The net interest margin was 3.46 percent and 3.65 percent for the nine months ended September 30, 2011 and 2010, respectively.

Index

Loans averaged $956.7 million and $963.8 million for the nine months ended September 30, 2011 and 2010, respectively, a decline of $7.2 million or 0.7 percent from the 2010 period to the 2011 period.  The yield on loans was 4.88 percent for the first nine months of 2011 and 5.29 percent for the same period in 2010.

For the nine months ended September 30, 2011, deposits averaged $1.36 billion, an increase of $38.4 million or 2.9 percent from the same period in 2010. The average costs of interest-bearing deposits was 0.57 percent for the nine months ended September 30, 2011 as compared to 0.94 percent for the nine months ended September 30, 2010, a decrease of 37 basis points.

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

EARNINGS ANALYSIS

NET INTEREST INCOME:  The Corporation recorded net interest income, on a tax-equivalent basis, of $12.1 million for the three months ended September 30, 2011 as compared to $12.5 million for the same quarter of 2010, a decline of $465 thousand or 3.7 percent. For the third quarter of 2011, the net interest margin was 3.37 percent, a decrease of 27 basis points when compared to the third quarter of 2010. During the third quarter of 2011, rates were lower on new loans, compared to the rates on loans that are maturing or paying down. Additionally, growth in lower yielding, but shorter duration investment securities contributed to the reduced margin. At the same time, the Corporation continued to lower funding costs due to growth in core deposits, as well as certificates of deposits repricing at lower market rates or transferred to other, lower-costing deposit products.

Average investments, federal funds sold and interest-earning deposits totaled $465.6 million for the quarter ended September 30, 2011, increasing $40.1 million, or 9.4 percent, from the $425.5 million recorded for the same period in 2010.  The growth in these categories is primarily the result of deposit inflows, principally demand deposits.

Loans averaged $964.4 million for the third quarter of 2011, rising $15.1 million, or 1.6 percent, when compared to average loans of $949.3 for the third quarter of 2010. The average commercial mortgage portfolio increased $38.4 million or 13.8 percent from the third quarter of 2010 to $316.6 million for the third quarter of 2011 due to an increased emphasis on multi-family lending. Home equity loans averaged $49.8 million and $42.2 million for the third quarters of 2011 and 2010, respectively, rising $7.6 million or 18.0 percent, due to the Corporation’s focus on the origination of these shorter-duration loans. The average residential mortgage portfolio rose $6.0 million or 1.4 percent from an average of $428.4 million for the third quarter of 2010 to an average of $434.4 million for the same period in 2011. The commercial construction portfolio declined $29.8 million, or 66.5 percent, to $15.1 million, due to the conversion of some loans to permanent loans and also due to the resolution of some problem loans. For the third quarters of 2011 and 2010, the commercial loan portfolio averaged $127.7 million and $131.2 million, respectively, declining $3.5 million, or 2.7 percent, from the third quarter of 2010, while the installment loan portfolio averaged $20.1 million for the third quarter of 2011, a decline of $3.5 million or 14.8 percent. The Corporation seeks to lend to quality borrowers in all loan categories; however, in the past several years, loan demand from quality borrowers has been scarce and loan pay downs have outpaced originations in many loan categories.

Index

For the third quarters of 2011 and 2010, total deposits averaged $1.38 billion and $1.32 billion, respectively, increasing $62.9 million, or 4.8 percent, when comparing the 2011 period to the 2010 period. Interest-bearing checking accounts for the third quarter of 2011 averaged $321.4 million as compared to $259.8 million for the same 2010 quarter, an increase of $61.6 million, or 23.7 percent. Non-interest bearing demand deposits averaged $246.7 million for the third quarter of 2011, as compared to $211.4 million for the same quarter of 2010, an increase of $35.3 million, or 16.7 percent. Checking growth is attributable to the Corporation’s continual focus on business and personal core deposit growth coupled with the Corporation’s recent focus on select municipalities within its branch market areas. Money market accounts increased $4.2 million to an average of $519.9 million for the three months ended September 30, 2011 as compared to an average of $515.7 million for the same period in 2010. Savings accounts averaged $87.9 million for the third quarter of 2011, increasing $9.8 million or 12.6 percent from the third quarter of 2010. In a lower or uncertain interest rate environment, certain customers tend to deposit funds in savings and money market accounts to wait for higher or a more certain rate environment, resulting in increases to the savings and money market balances. Certificates of deposit averaged $203.6 million for the third quarter of 2011, declining $47.9 million, or 19.0 percent, from the average of $251.5 million for the same quarter of 2010. The Corporation has opted not to pay higher rates on maturing certificates of deposit, resulting in the decline in this type of deposit. The Corporation believes it has ample liquidity from core deposits, principal pay downs on loans and maturing or called investments. Average borrowings at the Federal Home Loan Bank decreased $4.7 million to $20.8 million for the third quarter of 2011 as compared to the same period a year ago, as borrowings continue to mature and are not replaced.

Average yields on interest-earning assets, on a tax-equivalent basis, declined 55 basis points to 3.85 percent for the third quarter of 2011, from 4.40 percent for the same quarter of 2010. For the third quarter of 2011, average yields earned on investment securities declined 84 basis points to 2.18 percent as compared to the same period in the prior year. Average yields on the loan portfolio were 4.81 percent and 5.26 percent, for the third quarters of 2011 and 2010, respectively, reflecting a 45 basis point decline.

The cost of funds, including the effect of noninterest-bearing demand deposits, was 0.48 percent and 0.78 percent for the third quarters of 2011 and 2010, respectively, decreasing 30 basis points. The average cost of interest-bearing checking deposits was 0.33 percent for the third quarter of 2011, declining 30 basis points from the same period in 2010. For the third quarter of 2011, the cost of money market products averaged 0.34 percent, declining 31 basis points, while certificates of deposit costs averaged 1.34 percent, declining 23 basis points, each as compared to the third quarter of 2010.

For the first nine months of 2011 and 2010, the Corporation recorded net interest income, on a tax-equivalent basis, of $36.8 million and $37.9 million, respectively, a decrease of $1.1 million or 3.0 percent. On a fully tax-equivalent basis, the net interest margin, was 3.46 percent for the nine months ended September 30, 2011 as compared to 3.65 percent for the same year-to-date period in 2010, a decline of 19 basis points.  The decrease in net interest income is primarily the result of lower rates earned on interest-earning assets partially offset by a lower cost of funds.

Average investments, federal funds sold and interest-earning deposits totaled $457.4 million and $420.0 million for the first nine months of 2011 and 2010, respectively, increasing $37.3 million or 8.9 percent.  The growth in these categories is primarily the result of deposit inflows and loan pay downs which exceeded loan demand.

Index

Average loans totaled $956.7 million for the nine months ended September 30, 2011, declining $7.2 million, or 0.7 percent, from the same period in 2010. The commercial construction portfolio averaged $18.5 million for the first nine months of 2011, declining $32.7 million from the same 2010 period. For the first nine months of 2011 and 2010, the commercial mortgage loan portfolio averaged $305.2 million and $280.0 million, respectively, an increase of $25.1 million, or 9.0 percent due to growth in the multi-family portfolio. The average residential mortgage loan portfolio totaled $434.2 million and $437.8 million for the nine months ended September 30, 2011 and 2010, respectively, declining $3.6 million or 0.8 percent, as loan payments have outpaced originations put into the portfolio for the 2011 year to date period. The commercial loan portfolio averaged $130.2 million for the first nine months of 2011 as compared to $129.0 million for the same period of 2010, increasing $1.2 million. The average home equity portfolio totaled $48.0 million for the nine months ended September 30, 2011, an increase of $7.2 million or 17.8 percent, over the same period of 2010. As noted above, the Corporation has focused on the origination of these higher-yielding, shorter-maturity loans during the past year.

Average deposits totaled $1.36 billion and $1.32 billion, for the nine months ended September 30, 2011 and 2010, respectively, an increase of $38.4 million, or 2.9 percent from the prior year period. The Corporation continues to focus on core deposit growth, resulting in increases in average interest-bearing checking accounts for the first nine months of 2011 of $58.9 million or 23.5 percent from the same period in 2010. In addition, average money market accounts grew $12.6 million, or 2.5 percent, to $519.7 million for the nine months ended September 30, 2011 as compared to the same period of 2010 as certain customers tend to “park” funds in money market accounts in a lower interest rate environment. For the first nine months of 2011 and 2010, average savings accounts totaled $85.4 million and $76.5 million, respectively, increasing $9.0 million or 11.7 percent since the 2010 period. When compared to the first nine months of 2010, average non-interest bearing demand deposits increased $24.4 million, or 11.6 percent to $235.7 million for the same period of 2011. For the nine months ended September 30, 2011, certificates of deposit averaged $210.5 million, declining $66.4 million or 24.0 percent because the Corporation has opted not to pay higher rates on maturing certificates of deposit, higher costing certificates of deposit have declined. Average borrowings at the Federal Home Loan Bank totaled $23.9 million for the nine months ended September 30, 2011, as compared to $31.4 million for the same nine months of 2010, a decline of $7.5 million, or 23.8 percent, as borrowings continue to mature and are not replaced.

Average yields, on a fully tax-equivalent basis, on interest-earning assets declined 50 basis points to 4.00 percent for the first nine months of 2011, from 4.50 percent for the same period of 2010. For the nine months ended September 30, 2011, average yields earned on investment securities declined 76 basis points to 2.39 percent as compared to 3.15 percent for the same prior year period. Average yields on the loan portfolio were 4.88 percent and 5.29 percent for the first nine months of 2011 and 2010, respectively, a 41 basis point decline.

The cost of funds, including the effect of noninterest-bearing demand deposits, was 0.54 percent and 0.87 percent for the nine months ended September 30, 2011 and 2010, respectively, decreasing 33 basis points.  The average cost of interest-bearing checking deposits was 0.37 percent for the first nine months of 2011, declining 29 basis points from the same 2010 period. The cost of money market products averaged 0.42 percent for the nine months ended September 30, 2011, declining 36 basis points, while certificates of deposit costs averaged 1.38 percent, declining 26 basis points from 1.64 percent, each as compared to the same period of 2010.

The effect of the sustained low rate environment on market rates and the Corporation’s repricing of its assets and liabilities contributed to the decline in yields and costs of the Corporation’s interest-bearing assets and liabilities.

Index

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Three Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2011			September 30, 2010
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$350,946	$1,762	2.01%	$314,213	$2,230	2.84%
Tax-exempt (1) (2)	37,238	353	3.79	32,545	384	4.72
Loans held for sale	610	12	8.37	N/A	N/A	N/A
Loans (2) (3)	964,400	11,589	4.81	949,301	12,473	5.26
Federal funds sold	100	-	0.25	193	-	0.22
Interest-earning deposits	77,295	43	0.22	78,501	50	0.26
Total interest-earning assets	1,430,589	$13,759	3.85%	1,374,753	$15,137	4.40%
Noninterest -earning assets:
Cash and due from banks	8,458			8,314
Allowance for loan losses	(14,592)			(14,180)
Premises and equipment	32,876			34,589
Other assets	72,428			70,056
Total noninterest-earning assets	99,170			98,779
Total assets	$1,529,759			$1,473,532

LIABILITIES:
Interest-bearing deposits:
Checking	$321,368	$269	0.33%	$259,816	$409	0.63%
Money markets	519,918	438	0.34	515,734	839	0.65
Savings	87,863	51	0.23	78,058	78	0.40
Certificates of deposit	203,612	684	1.34	251,511	986	1.57
Total interest-bearing deposits	1,132,761	1,442	0.51	1,105,119	2,312	0.84
Borrowings	20,831	177	3.40	25,532	223	3.49
Capital lease obligation	6,406	80	4.99	6,177	77	4.98
Total interest-bearing liabilities	1,159,998	1,699	0.59	1,136,828	2,612	0.92
Noninterest bearing liabilities
Demand deposits	246,665			211,390
Accrued expenses and
other liabilities	6,287			8,216
Total noninterest-bearing
liabilities	252,952			219,606
Shareholders’ equity	116,809			117,098
Total liabilities and
shareholders’ equity	$1,529,759			$1,473,532
Net Interest income
(tax-equivalent basis)		12,060			12,525
Net interest spread			3.26%			3.48%
Net interest margin (4)			3.37%			3.64%
Tax equivalent adjustment		(165)			(163)
Net interest income		$11,895			$12,362

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

Average Balance Sheet
Unaudited
Nine Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2011			September 30, 2010
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$369,960	$6,240	2.25%	$320,452	$7,145	2.97%
Tax-exempt (1) (2)	36,566	1,053	3.84	35,133	1,253	4.76
Loans held for sale	617	33	7.22	N/A	N/A	N/A
Loans (2) (3)	956,651	35,011	4.88	963,840	38,242	5.29
Federal funds sold	100	-	0.26	198	-	0.21
Interest-earning deposits	50,736	91	0.24	64,237	102	0.21
Total interest-earning assets	1,414,630	$42,428	4.00%	1,383,860	$46,742	4.50%
Noninterest -earning assets:
Cash and due from banks	8,191			8,375
Allowance for loan losses	(14,869)			(14,011)
Premises and equipment	33,300			31,110
Other assets	71,970			69,234
Total noninterest-earning assets	98,592			94,708
Total assets	$1,513,222			$1,478,568

LIABILITIES:
Interest-bearing deposits:
Checking	$309,646	$865	0.37%	$250,785	$1,234	0.66%
Money markets	519,700	1,638	0.42	507,075	2,977	0.78
Savings	85,415	159	0.25	76,456	235	0.41
Certificates of deposit	210,498	2,172	1.38	276,937	3,406	1.64
Total interest-bearing deposits	1,125,259	4,834	0.57	1,111,253	7,852	0.94
Borrowings	23,890	578	3.23	31,369	838	3.56
Capital lease obligation	6,384	239	4.99	2,754	128	6.18
Total interest-bearing liabilities	1,155,533	5,651	0.65	1,145,376	8,818	1.03
Noninterest bearing liabilities
Demand deposits	235,666			211,223
Accrued expenses and
other liabilities	6,552			6,665
Total noninterest-bearing
liabilities	242,218			217,888
Shareholders’ equity	115,471			115,304
Total liabilities and
shareholders’ equity	$1,513,222			$1,478,568
Net Interest income
(tax-equivalent basis)		36,777			37,924
Net interest spread			3.35%			3.47%
Net interest margin (4)			3.46%			3.65%
Tax equivalent adjustment		(478)			(527)
Net interest income		$36,299			$37,397

(1)	Average balances for available-for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

OTHER INCOME:  Other income, excluding fee income from PGB Trust and Investments, totaled $1.4 million for the third quarter of 2011, as compared to $969 thousand for the same quarter in 2010.  In the third quarter of 2010, the Corporation recorded an other-than-temporary, non-cash impairment charge on its equity portfolio totaling $360 thousand, since the fair value for certain securities had been below book value for an extended period of time. Net securities gains of $248 thousand and $126 thousand were recorded for the third quarters of 2011 and 2010, respectively. Service charges and fees increased $38 thousand or 5.4 percent from $709 thousand in the third quarter of 2010 to $747 thousand in the same quarter of 2011, due principally to increased activity from checking customers. For the third quarter of 2011, income earned on bank owned life insurance was $257 thousand, an increase of $29 thousand or 12.7 percent, from the income earned in the same quarter of 2010, which was attributable to higher yields in 2011.

The Corporation recorded other income, excluding fee income from PGB Trust and Investments, of $4.4 million and $3.2 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of $1.2 million or 37.3 percent. Net securities gains totaled $721 thousand for the nine months ended September 30, 2011 as compared to $128 thousand in the same nine months of 2010. For the first nine months of 2011, service charges and fees increased $148 thousand or 7.2 percent from the same period last year to $2.2 million, due principally to increased activity from checking customers. Income earned on bank owned life insurance for the nine months ended September 30, 2011 was $769 thousand as compared to $644 thousand for the nine months ended September 30, 2010, an increase of $125 thousand or 19.4 percent, which was attributable to higher yields in 2011.

OPERATING EXPENSES:  For the third quarters of 2011 and 2010, the Corporation recorded operating expenses of $10.6 million and $10.9 million, respectively. Salary and benefit expense was $5.8 million for the quarter ended September 30, 2011, as compared to $5.6 million in the same quarter of 2010, an increase of $142 thousand or 2.5 percent. Premises and equipment expense totaled $2.3 million and $2.4 million, for the third quarters of 2011 and 2010, respectively, a decrease of $94 thousand or 3.9 percent, as the prior year period included various move-related expenses. FDIC expense decreased $333 thousand to $253 thousand for the third quarter of 2011 as compared to $586 thousand for the third quarter of 2010 due to a regulatory change in the calculation of the assessment. Professional and legal fees declined approximately $69 thousand or 21.8 percent from $317 thousand in the third quarter of 2010 to $248 thousand in the same quarter of 2011. Expenses for problem loans increased loan expense by approximately $95 thousand of the $152 thousand increase in that line item from the third quarter of 2010 to the third quarter of 2011.

The Corporation recorded operating expenses of $32.9 million and $32.4 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of $430 thousand or 1.3 percent. Salary and benefit expense was $17.6 million for the first nine months of 2011 as compared to $17.1 million for the same period a year ago, an increase of $519 thousand or 3.0 percent, in part due to salary increases and additional benefit costs, offset in part by a decline in commissions paid to mortgage originators. Premises and equipment expense for the nine months ended September 30, 2011 and 2010, was $7.1 million and $7.4 million, respectively, a decrease of $318 thousand or 4.3 percent. Last year’s premises and equipment expense included some one-time expenses due to the move to a new administration building as well as some branch-related maintenance projects. For the nine months ended September 30, 2011, FDIC expense was $1.3 million, a decrease of $470 thousand or 27.3 percent, from the $1.7 million recorded in the same period of 2010, due to the calculation change described above. Professional and legal fees recorded for the nine months ended September 30, 2011 was $821 thousand, declining $197 thousand or 19.4 percent from the same period a year ago and was due to one-time expenses due to the major system upgrade in our Trust Division in May 2010. Loan expense increased by $291 thousand from $385 thousand for the nine months ended September 30, 2010 to $676 thousand for the same period in 2011, a 75.6 percent increase resulting from higher expenses associated with problem loans. The Corporation recorded trust department expense for the nine months ended September 30, 2011 of $1.2 million, an increase of $310 thousand or 34.0 percent from the same nine month period in 2010 due to increased recurring costs of the system upgrade implemented last year. Other operating expenses were $2.5 million and $2.2 million for

Index

the nine months ended September 30, 2011 and 2010, respectively, an increase of $227 thousand or 10.2 percent, which includes increases to other real estate owned expense of $57 thousand and expense of our debit card program, including fraud-related chargebacks, of $82 thousand.

The following table presents the components of other expense for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Salaries and employee benefits	$5,789	$5,647	$17,579	$17,060
Premises and equipment	2,322	2,416	7,058	7,376
FDIC assessment	253	586	1,254	1,724
Trust department expense	291	350	1,223	913
Professional and legal fees	248	317	821	1,018
Loan Expense	384	232	676	385
Telephone	175	279	622	580
Advertising	163	143	575	531
Stationery and supplies	101	118	292	323
Postage	92	84	289	276
Other expense	755	714	2,462	2,235
Total other expense	$10,573	$10,886	$32,851	$32,421

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

The market value of trust assets under administration for PGB Trust and Investments was approximately $1.86 billion at September 30, 2011 as compared to $1.93 billion at September 30, 2010.

PGB Trust and Investments generated fee income of $2.6 million for the third quarter of 2011 as compared to $2.3 million for the same quarter of 2010, an increase of $301 thousand or 13.4 percent.   For the first nine months of 2011 and 2010, PGB Trust and Investments generated fee income of $8.1 million and $7.3 million, respectively, an increase of $799 thousand or 10.9 percent.  The increase reflects increased customers and profitable relationships.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Trust Division, other expenses relative to PGB Trust and Investments totaled $2.2 million and $2.3 million for the third quarters of 2011 and 2010, respectively, a decrease of $26 thousand or 1.2 percent.  For the third quarter of 2011, salaries and benefits expense increased $104 thousand, or 9.5 percent when compared to the same period in 2010.

PGB Trust and Investments recorded other expenses of $7.2 million for the nine months ended September 30, 2011 as compared to $7.1 million for the same period of 2010, an increase of $69 thousand, or 1.0 percent. Salaries and benefits expense was $3.6 million and $3.7 million for the first nine months of 2011 and 2010, respectively, a decrease of $46 thousand, or 1.3 percent. Other expenses totaled $3.6 million for the nine months ended September 30, 2011, an increase of $115 thousand, or 3.3 percent when compared to the same 2010 period. A portion of the increased expenses related to a new operating system, which the Division began using in May 2010.

The Trust Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

Index

NONPERFORMING ASSETS:  Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets. These assets totaled $26.2 million and $22.8 million at September 30, 2011 and December 31, 2010 respectively.  Nonperforming loans have increased during the third quarter of 2011 due to two commercial mortgage loans totaling $6.4 million.

The following table sets forth asset quality data on the dates indicated (in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2011	2011	2011	2010	2010

Loans past due over 90 days
and still accruing	$836	$412	$323	$666	$442
Nonaccrual loans	22,103	14,943	19,173	18,114	17,535
Other real estate owned	3,264	3,000	3,000	4,000	1,000
Total nonperforming assets	$26,203	$18,355	$22,496	$22,780	$18,977

Accruing TDR’s	$5,519	$8,171	$3,787	$5,680	$7,468

Loans past due 30 through 89 days
and still accruing	$9,706	$8,200	$5,419	$5,475	$9,487

Classified loans (A)	$52,031	$51,586	$51,186	$41,979	$36,521

Impaired Loans (A)	$27,529	$23,115	$26,056	$28,397	$36,521

Nonperforming loans as a % of
total loans	2.36%	1.59%	2.05%	2.01%	1.90%
Nonperforming assets as a % of
total assets	1.66%	1.21%	1.48%	1.51%	1.28%
Nonperforming assets as a % of
total loans plus other real	2.68%
estate owned		1.89%	2.36%	2.43%	2.01%

(A) At September 30, 2011, $27.5 million, June 30, 2011, $23.1 million, at March 31, 2011 $26.1 million and at December 31, 2010, $28.4 million of the classified loans were also considered impaired. In periods prior to December 31, 2010, all loans classified substandard were also considered impaired.

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES:  The provision for loan losses was $1.5 million and $2.0 million for the third quarters of 2011 and 2010, respectively. The provision for loan losses was $5.5 million for the first nine months of 2011 as compared to $7.2 million for the same 2010 period. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions.  Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses was primarily made for the changes in the specific reserves on impaired loans, net charge-offs and for the impact of the net charge-off trends and environmental factors on the general reserve.

Index

Of the $1.5 million quarterly provision for loan losses, $1.4 million was made for net charge-offs as approximately $359 thousand of the $1.8 million in net charge-offs was specifically reserved on impaired loans at June 30, 2011. In addition, approximately $770 thousand was added for specific reserves on impaired loans due to new loans being added to the impaired category and additional information surfacing during the quarter on existing impaired loans. This increase in the specific reserves of the allowance was offset by the decline in the general reserves, which declined by $630 thousand during the quarter. The decline in the general reserves was primarily related to a slight shift in the loan portfolio composition resulting from the $14.7 million decline in non-impaired commercial real estate, commercial and construction loans that carry a higher general allowance allocation. This decline was offset by loans with lower allowance allocations as the Corporation experienced $14.7 million growth in the multi-family, residential mortgage and home equity loan portfolios. The $5.5 million year-to-date provision for loan losses was primarily made for net charge-offs.

The overall allowance for loan losses was $13.8 million as of September 30, 2011 as compared to $14.3 million at December 31, 2010. As a percentage of loans, the allowance for loan losses was 1.42 percent as of September 30, 2011 as compared to 1.53 percent at December 31, 2010. The decline in the allowance as a percentage of loans is primarily due to the charge-off of specific reserves on impaired loans. The specific reserves on impaired loans have decreased to $2.1 million at September 30, 2011 as compared to $2.5 million as of December 31, 2010. Total impaired loans were $27.5 million and $28.4 million as of September 30, 2011 and December 31, 2010, respectively. The general component of the allowance also declined from $11.8 million at December 31, 2010 to $11.7 million at September 30, 2011. As a percentage of non-impaired loans, the general reserve was 1.24 percent and 1.30 percent at September 30, 2011 and December 31, 2010, respectively. Based on its analysis, Management believes the allowance for loan loss is a reasonable estimate for probable incurred losses in the portfolio as of September 30, 2011.

INCOME TAXES:  In the third quarter of 2011, the Corporation reversed a previously recorded valuation allowance that was established against the deferred state tax assets of $3.0 million. Income tax expense, without considering the reversal, as a percentage of pre-tax income was 38 percent for the third quarter of 2011 as compared to 29 percent for the third quarter of 2010.  Pre-tax income totaled $3.8 million and $2.7 million for the third quarters of 2011 and 2010, respectively. Income tax expense, without considering the 2011 valuation allowance reversal, as a percentage of pre-tax income was 36 percent and 30 percent for the nine months ended September 30, 2011 and 2010, respectively. Pre-tax income totaled $10.4 million for the first nine months of 2011 as compared to $8.3 million for the same 2010 period. The increase in the effective tax rate, ignoring the reversal of the valuation allowance, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was due to increased income at the Bank level due to the dissolution of the Bank’s investment company subsidiary.

CAPITAL RESOURCES:  At September 30, 2011, the Corporation’s total shareholders’ equity was $120.7 million as compared to $117.7 million at December 31, 2010.  The primary reason for the increase is due to a one-time state tax benefit of $2.9 million applied during the third quarter.  This tax benefit is related to the reversal of a previously recorded valuation allowance against net state tax benefits related to security impairment charges recorded in the year ended December 31, 2008.

The Corporation through the Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation and the Bank’s consolidated financial statements.

Index

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. At year-end 2010 and 2009, the Bank’s capital ratios met or exceeded the minimum to be categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the institution’s category.

Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles. The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At September 30, 2011, the Bank’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 12.40 percent and 13.65 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. The Bank’s leverage ratio at September 30, 2011, was 7.66 percent, in excess of the well-capitalized standard of 5.0 percent.

At September 30, 2011, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 12.73 percent and 13.98 percent, respectively, while the Corporation’s leverage ratio was 7.86 percent.

LIQUIDITY:  Liquidity refers to an institution’s ability to meet short-term requirements in the form of loan requests, deposit withdrawals and maturing obligations.  Principal sources of liquidity include cash, temporary investments and securities available for sale.

Management believes that the Corporation’s liquidity position is sufficient to meet future needs.  Cash and cash equivalents, interest earning deposits and federal funds sold totaled $74.7 million at September 30, 2011.  In addition, the Corporation has $311.9 million in securities designated as available for sale.  These securities can be sold in response to liquidity concerns or pledged as collateral for borrowings as discussed below.  Carrying value as of September 30, 2011, of investment securities and securities available for sale maturing within one year totaled $21.8 million.

The primary source of funds available to meet liquidity needs is the Corporation’s core deposit base, which excludes certificates of deposit greater than $100 thousand.  As of September 30, 2011, core deposits equaled $1.31 billion.

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

Index

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2011).

ITEM 4.  Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Corporation’s management, have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Index

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

PART II.  OTHER INFORMATION

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2011 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

101	Interactive Data File *

*
As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 9, 2011	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: November 9, 2011	By: /s/ Jeffrey J. Carfora
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

101	Interactive Data File *

*
As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.