Form 10-K
period 2011-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2012-03-15
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011                                     Commission File No. 000-23537

PEAPACK-GLADSTONE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-2491488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Hills Drive, Suite 300
Bedminster, NJ	07921
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (908) 234-0700

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

Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K ☐.

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
Yes ☐ No ☒.

The aggregate market value of the shares held by unaffiliated stockholders was approximately $97,132,896 on June 30, 2011.

As of February 29, 2012, 8,872,334 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s 2011 Annual Report to shareholders (the “2011 Annual Report”) and Definitive Proxy Statement for the Corporation’s 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) are incorporated by reference into Parts II and III. The Corporation will file the 2012 Proxy Statement within 120 days of December 31, 2011.

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2011

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause results to differ materially from such forward-looking statements include, but are not limited to those risks identified in the “Risk Factor” section of this Annual Report on Form 10-K and:

•	a continued or unexpected decline in the economy, in particular in our New Jersey market area;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	inability to successfully grow our business;
•	inability to manage our growth;
•	a continued or unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;
•	successful cyber attacks against our IT infrastructure or that of our IT providers;
•	higher than expected FDIC insurance premiums;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

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

In addition to commercial lending activities, the Bank offers a wide range of consumer banking services, including: checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts held in certificates of deposit. The Bank also offers residential and construction mortgages, home equity lines of credit and other second mortgage loans. For children, the Bank offers a special pony club savings account. New Jersey Consumer Checking Accounts are offered to low income customers. In addition, the Bank provides foreign and domestic travelers’ checks, cashier’s checks and wire transfers. Automated teller machines are available at 23 locations. Via the automatic teller machine access card issued by the Bank, customers may pay for commodities at point-of-sale merchant locations. Internet banking is available to customers including an online bill payment option. The Corporation has no foreign operations.

The Bank has a Trust and Investment Department, PGB Trust and Investments, which offers personal investment management services, personal trust administration services, estate settlement, income tax services, custodial services and other financial planning services. Since its inception in 1972, market value of trust assets under administration have increased to $1.96 billion.

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

Employees

As of December 31, 2011, the Corporation employed 295 full-time equivalent persons. Management considers relations with employees to be satisfactory.

Principal Market Areas

The Bank’s principal market for its deposit gathering activities includes Somerset, Morris, Hunterdon, Middlesex and Union Counties. The area is composed of upper-income single-family homes, moderate-income properties, some low-income housing and several large corporate campuses. There are numerous small retail businesses in each of the towns as well as offices for various professionals, i.e. attorneys, architects, interior decorators, physicians, etc. A portion of the market area is bisected by Interstate Highways 287 and 78 where numerous corporate offices have relocated over the past 25 years.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Act, among other things:

•	Directed the Federal Reserve to issue rules limiting debit-card interchange fees for banks with more than $10 billion in assets;

•	After a three-year phase-in period which begins January 1, 2013, removed trust preferred securities as a permitted component of Tier 1 capital for bank holding companies with assets of $15 billion or more, however, bank holding companies with assets of less than $15 billion will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital;

•	Provided for increases in the minimum reserve ratio for the deposit insurance fund from 1.15 percent to 1.35 percent and changes the basis for determining FDIC premiums from deposits to assets;

•	Created a new Consumer Financial Protection Bureau (“CFPB”) that has rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;

•	Required public companies to give shareholders a non-binding vote on executive compensation at their first annual meeting following enactment and at least every three years thereafter and on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders;

•	Directed federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not;

•	Prohibited a depository institution from converting from a state to a federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days;

•	Changed standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•	Provided mortgage reform provisions regarding a customer’s ability to repay, requiring the ability to repay for variable-rate loans to be determined by using the maximum rate that will apply during the first five years of the loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;

•	Created a Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•	Made permanent the $250 thousand limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts; and

•	Authorized de novo interstate branching, subject to non-discriminatory state rules, such as home office protection.

The Dodd-Frank Act also authorized the Securities and Exchange Commission (“SEC”) to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. However, on July 21, 2011, the United States Court of Appeals for the District of Columbia Circuit struck down the SEC’s proposed proxy access rules.

The CFPB took over responsibility over the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised in this area by their primary federal regulators (in the case of the Bank, the Federal Reserve Board (“FRB”)). The Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices.

Effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve. Issuers that, together with their affiliates, have less than $10 billion in assets, such as the Bank, are exempt from the debit card interchange fee standards.

The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on our operating environment in substantial and unpredictable ways. Consequently, the Dodd-Frank Act is likely to continue to increase our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas. The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, remains very unpredictable at this time.

Capital Requirements

The Corporation’s wholly owned subsidiary is subject to risk-based capital guidelines for banks as adopted by the Federal Reserve Board. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Capital”). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At December 31, 2011, the Bank’s Tier 1 Capital and Total Capital ratios were 12.25% and 13.50%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for banks. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 4% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain a leverage ratio of at least 4% plus an additional cushion of 100 to 200 basis points. The Bank’s leverage ratio at December 31, 2011 was 7.58%.

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

The U.S. banking agencies have yet to propose regulations implementing Basel III. Notwithstanding its release of the Basel III framework as a final framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally systemically important financial institutions. In addition to Basel III, Dodd-Frank requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects, including potentially more stringent capital requirements for systemically important financial institutions. Accordingly, the regulations ultimately applicable to the Corporation may be substantially different from the Basel III final framework as published in December 2010. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Corporation’s net income and return on equity.

FDICIA

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. The regulations implementing these provisions of FDICIA provide that a bank is defined to be “well capitalized” if it maintains a leverage ratio of at least 5%, a risk-adjusted Tier 1 capital ratio of at least 6% and a risk-adjusted total capital ratio of at least 10% and is not otherwise in a “troubled condition” as specified by its appropriate federal regulatory agency. A bank is defined to be “adequately capitalized” if it meets other minimum capital requirements. In addition, a depository institution will be considered “undercapitalized” if it fails to meet any minimum required measure, “significantly undercapitalized” if it is significantly below such measure and “critically undercapitalized” if it fails to maintain a level of tangible equity equal to not less than 2% of total assets. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

Insurance Funds Legislation

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “FDIC”). The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits.

On November 12, 2009, the FDIC issued a final rule that required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, together with their quarterly risk-based assessment for the third quarter 2009. The Bank paid approximately $8.8 million in assessments as of December 31, 2009 of which approximately $8.3 million was recorded as a prepaid asset. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the Bank on June 30, 2013. The balance of the prepaid FDIC assessment fees at December 31, 2011 was $4.8 million.

In February 2011, as required by the Dodd Frank Act, the FDIC approved a final rule that revised the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the final revisions eliminated the adjustment for secured borrowings, including Federal Home Loan Bank advances, and made certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The final rule also revised the assessment rate schedule to provide initial base assessment rates ranging from 5 to 35 basis points and total base assessment rates ranging from 2.5 to 45 basis points after adjustment. The final rule became effective on April 1, 2011.

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

On January 6, 2010 and March 2, 2011, the Corporation redeemed 25 percent of the preferred shares issued under the Treasury’s CPP, each time repaying approximately $7.2 million to the Treasury, including accrued and unpaid dividends. On January 11, 2012, the Corporation redeemed the remaining 50 percent of the preferred shares issued under the Treasury’s CPP, repaying approximately $14.5 million to the Treasury, including accrued and unpaid dividends. Upon redemption of the final preferred shares, the Corporation’s participation in the CPP ended, and the Corporation is no longer subject to the requirements of the CPP, including certain limits on executive compensation. The Corporation is currently negotiating with Treasury regarding the repurchase of the warrant. If the Corporation and Treasury are unable to agree on a repurchase price, the warrant will be sold at a public auction with all proceeds payable to Treasury.

Restrictions on the Payment of Dividends

The holders of the Corporation’s common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Corporation out of funds legally available. The only statutory limitation is that such dividends may not be paid when the Corporation is insolvent. Since the principal source of income for the Corporation will be dividends on Bank common stock paid to the Corporation by the Bank, the Corporation’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Corporation. As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the “Banking Act”). Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC’s opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by the Bank to the Corporation constitutes an unsafe or unsound practice. The Corporation is also subject to Federal Reserve Board (“FRB”) policies, which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company’s capital below these minimum amounts.

Holding Company Supervision

The Corporation is a bank holding company within the meaning of the Holding Company Act. As a bank holding company, the Corporation is supervised by the FRB and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Holding Company Act prohibits the Corporation, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by the Corporation of more than five percent of the voting stock of any additional bank. Satisfactory capital ratios, Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through the Bank require the approval of the FRB and the New Jersey Department of Banking and Insurance (“NJDOBI”).

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”), Under the TLG Program (as amended on March 17, 2009) the FDIC has (i) guaranteed through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (the “Debt Guarantee Program”) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than or equal to 0.5 percent interest per annum and Interest on Lawyers Trust Accounts (“IOLTAs”) held at participating FDIC- insured institutions through June 30, 2010 (the “TAG Program”). On April 13, 2010, the FDIC announced a second extension of the TAG Program until December 31, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage ranges from 15 to 25 basis points based upon the Bank’s CAMELS rating by the FRB on amounts in covered accounts exceeding $250,000.

We have elected to participate in both the Debt Guarantee Program and the TAG Program. We have not issued debt under the Debt Guarantee Program.

The Dodd-Frank Act included a two-year extension of the TAG Program, though the extension does not apply to all accounts covered under the original program. The extension through December 31, 2012 applies only to non-interest bearing transaction accounts. Beginning January 1, 2011, NOW accounts and IOLTAs are longer eligible for the unlimited guarantee. Unlike the original TAG Program, which allowed banks to opt in, the extended program applies to all FDIC-insured institutions and is no longer funded by separate premiums. The FDIC accounts for the additional TAG insurance coverage in determining the amount of the general assessment it charges under the risk-based assessment system.

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

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Financial Modernization Act of 1999 (“Modernization Act”) became effective in early 2000. The Modernization Act:

•	allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than was previously permissible, including insurance underwriting;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including the Corporation and the Bank. The Act has and is likely to continue to increase our regulatory compliance burden.

Among the Act’s significant regulatory changes, it creates the CFPB that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws. Moreover, the Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the CFPB. The Act also changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank. We expect the CFPB and these other changes will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.

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

Although certain provisions of the Act, such as direct supervision by the CFPB, will not apply to banking organizations with less than $10 billion of assets, such as the Corporation and the Bank, the changes resulting from the legislation will impact our business. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Uncertainty in the financial markets in general with the expectation of the general economic downturn continued in 2011 and may continue through 2012. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

Much of our business is with customers located within Morris, Somerset, Middlesex, Union and Hunterdon Counties and contiguous counties. Our business loans are generally made to small to mid-sized businesses, most of whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our financial condition and performance. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans under-secured, which could adversely affect our earnings.

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

The Corporation is required by Federal regulatory authorities to maintain adequate levels of capital to support its operations. The Corporation may at some point need to raise additional capital to support continued growth. The Corporation’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Corporation’s control, and on its financial performance. Accordingly, the Corporation cannot assure you of its ability to raise additional capital if needed or on terms acceptable to the Corporation. If the Corporation cannot raise additional capital when needed, the ability to further expand its operations could be materially impaired.

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

The Bank is also subject to a number of Federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. The Bank’s compliance with these laws will be considered by the Federal banking regulators when reviewing bank merger and bank holding company acquisitions or commencing new activities or making new investments in reliance on the Gramm-Leach-Bliley Act. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act, as well as any rules or regulations promulgated by the SEC or the NASDAQ Stock Market.

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

In addition, the FDIC adopted a rule that requires insured depository institutions, including the Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments were collected on December 30, 2009. The total prepaid assessments for the Bank was $8.8 million, which was recorded as a prepaid expense (asset). As of December 31, 2009 and each quarter thereafter, the Bank would record an expense for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.

The Dodd-Frank Act revised the assessment rate schedule to provide initial base assessment rates ranging from five to 35 basis points and total base assessment rates ranging from 2.5 to 45 basis points. These changes, along with the use of all of our remaining FDIC insurance assessment credits in early 2009, may cause the premiums charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2012 and in future periods.

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

Our information systems may experience a security breach, computer virus, or disruption of service.

We rely heavily on communications and information systems to conduct our business, and provide customers with various products and services, including the ability to bank online. Despite positioning our communications and information systems environment to be capable of controlling, monitoring and proactively preventing security breaches, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any failure, interruption, or breach in security or operational integrity of our systems could also result in failures or disruptions in our general ledger, deposit, loan, and other systems, and could subject us to additional regulatory scrutiny. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation.

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

Our ability to pay dividends to our common shareholders is limited.

Since the principal source of income for the Corporation is dividends paid to the Corporation by the Bank, the Corporation’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Corporation. As a New Jersey-chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended. Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. The Corporation is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company’s capital below these minimum amounts.

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

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the form and content of our external financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our independent auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially impact how we report our financial results and condition. In certain cases, we could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively) which may result in our restating prior period financial statements in material amounts.

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

The Corporation owns 10 branches and leases 11 branches. The Corporation leases an administrative and operations office building in Bedminster, New Jersey, a data center in Bedminster, New Jersey and a trust office in Bethlehem, Pennsylvania. The information set forth in the 2011 Annual Report under the heading “Offices” is incorporated by reference herein.

Item 3.	LEGAL PROCEEDINGS

In the normal course of its business, lawsuits and claims may be brought against the Corporation and its subsidiaries. There is no currently pending or threatened litigation or proceedings against the Corporation or its subsidiaries, which assert claims that if adversely decided, we believe would have a material adverse effect on the Corporation.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of Peapack-Gladstone Financial Corporation is traded on the NASDAQ Global Select Market under the symbol of PGC. The following table sets forth, for the periods indicated, the reported high and low sale prices on known trades and cash dividends declared per share by the Corporation.

			DIVIDEND
2011	HIGH	LOW	PER SHARE
1st QUARTER	$14.20	$12.71	$0.05
2nd QUARTER	13.45	10.87	0.05
3rd QUARTER	11.97	9.60	0.05
4th QUARTER	11.06	9.71	0.05

			DIVIDEND
2010	HIGH	LOW	PER SHARE
1st QUARTER	$15.87	$10.65	$0.05
2nd QUARTER	16.57	11.64	0.05
3rd QUARTER	13.59	10.60	0.05
4th QUARTER	13.29	11.17	0.05

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

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2006 in (a) the Corporation’s common stock; (b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks). The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Peapack-Gladstone Financial Corporation	100.00	88.89	98.91	50.51	52.82	44.24
Russell 3000	100.00	105.14	65.92	84.60	98.92	99.93
KBW Bank	100.00	78.19	41.01	40.28	49.70	38.18

On December 31, 2011, the last reported sale price of the Common Stock was $10.75. Also, on February 29, 2012, there were approximately 757 shareholders of record.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The information set forth in the 2011 Annual Report under the heading “Selected Consolidated Financial Data” is incorporated herein by reference.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the 2011 Annual Report under the heading “Management’s Discussion and Analysis” is incorporated herein by reference.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the 2011 Annual Report under the heading “Asset/Liability Management” is incorporated herein by reference.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements set forth in the 2011 Annual Report, together with the reports thereon by Crowe Horwath LLP and the Notes to the Consolidated Financial Statements, are incorporated herein by reference.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting during the fourth quarter of 2011.

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

Attestation Report of the Independent Registered Certified Public Accounting Firm

Crowe Horwath LLP, the independent registered certified public accounting firm that audited the financial statements included in this Form 10-K, has attested to, and reported on, the effectiveness of our internal control over financial reporting. Their report is included in “Report of Independent Registered Certified Public Accounting Firm” included in the 2011 Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is included in the 2011 Annual Report and is incorporated herein by reference.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Director Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement is incorporated herein by reference.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience

Frank A. Kissel	61	December 11, 1997	Chairman and Chief Executive Officer
Jeffrey J. Carfora	53	March 30, 2009	Chief Financial Officer
Vincent A. Spero	46	November 19, 2009	Chief Lending Officer
Robert M. Rogers	53	December 11, 1997	President and Chief Operating Officer
Finn M.W. Caspersen, Jr.	42	January 1, 2008	General Counsel
Craig C. Spengeman	56	December 11, 1997	President and Chief Investment Officer

Mr. Kissel, Mr. Rogers and Mr. Spengeman have been in their current positions for the past seven years. Mr. Caspersen, Jr. was Senior Vice President and Chief Risk Officer from March 2004 until his appointment to General Counsel in 2008.

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

The information set forth under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2012 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2011 for all equity compensation plans under which shares of our common stock may be issued:

NUMBER OF SECURITIES
REMAINING AVAILABLE
FOR FUTURE ISSUANCE
	NUMBER OF		UNDER EQUITY
	SECURITIES TO BE ISSUED	WEIGHTED-	COMPENSATION PLANS
	UPON EXERCISE OF	AVERAGE EXERCISE PRICE OF	(EXCLUDING SECURITIES
PLAN CATEGORY	OUTSTANDING OPTIONS (a)	OUTSTANDING OPTIONS (b)	REFLECTED IN COLUMN (a) (c)

EQUITY
COMPENSATION
PLANS APPROVED
BY SECURITY
HOLDERS	577,782	$23.45	187,977

EQUITY
COMPENSATION
PLANS NOT
APPROVED BY
SECURITY HOLDERS	N/A	N/A	N/A
TOTAL	577,782	$23.45	187,977

The information set forth under the captions “Beneficial Ownership of Common Stock” and “Stock Ownership of Directors and Executive Officers” in the 2012 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in the 2012 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Independent Registered Public Accounting Firm” and “Audit Committee Pre-approval Procedures” in the 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Those portions of the 2011 Annual Report attached hereto as Exhibit 13 contain the financial statements incorporated herein by reference.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2011 Annual Report.

(10)	Exhibits

(3)	Articles of Incorporation and By-Laws:

	A.	Certificate of Incorporation as incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009.

	B.	By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 23, 2007.

(4)	Warrant, dated January 9, 2009, to purchase up to 150,296 shares, as adjusted by the five percent stock dividend in 2009, of the Corporation’s Common Stock, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 12, 2009.

(10)	Material Contracts:

	A.	“Change in Control Agreements” dated as of December 20, 2007 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman, Robert M. Rogers and Finn M. W. Caspersen, Jr. are incorporated by reference to Exhibits 10(A)1, 10(A)2, 10(A)3 and 10(A)6 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007. +

	B.	“Split Dollar Plan for Senior Management” dated as of September 7, 2001 for Frank A. Kissel, Robert M. Rogers and Craig C. Spengeman is incorporated by reference to Exhibit 10 (I) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

	C.	“Directors’ Retirement Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (J) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

	D.	“Directors’ Deferral Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (K) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

	E.	“Employment Agreements” dated as of January 1, 2008 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman, Robert M. Rogers and Finn M. W. Caspersen, Jr. are incorporated by reference to Exhibits 10(F)1, 10(F)2, 10(F)3 and 10(F)6 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007. +

	F.	Peapack-Gladstone Financial Corporation 1998 Stock Option Plan for Outside Directors and Peapack-Gladstone Financial Corporation 2002 Stock Option Plan for Outside Directors, each as amended and restated through December 8, 2005, are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on December 14, 2005 (SEC File No. 001-16197). +

	G.	Peapack-Gladstone Financial Corporation Amended and Restated 1998 Stock Option Plan and Peapack-Gladstone Financial Corporation Amended and Restated 2002 Stock Option Plan are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on January 13, 2006 (SEC File No. 001-16197). +

	H.	Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q Quarterly Report filed on May 10, 2006 (SEC File No. 001-16197). +

	I.	(1) Form of Restricted Stock Agreement, (2) Form of Non-qualified Stock Option Agreement, (3) Form of Incentive Stock Option Agreement, (4) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan. +

	J.	Letter Agreement, dated January 9, 2009, including Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Corporation and the Treasury, incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on January 12, 2009.

	K.	“Change in Control Agreement” dated as of September 28, 2009, by and among the Corporation, the Bank and Vincent A. Spero as incorporated herein by reference to the Registrant’s Form 10-K filed on March 16, 2010. +

	L.	“Employment Agreement” dated as of June 2, 2008, by and among the Corporation, the Bank and Vincent A. Spero as incorporated herein by reference to the Registrant’s Form 10-K filed on March 16, 2010. +

(12)	Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

	Years ended December 31,
	2011		2010		2009		2008		2007
Excluding interest on deposits	7.1	x	4.7	x	4.6	x	-19.7	x	14.8	x
Including interest on deposits	2.7	x	1.9	x	1.5	x	-0.4	x	1.5	x

Note: The ratio of earnings to combined fixed charges and preferred stock dividends is calculated by adding income before income taxes plus fixed charges and dividing that sum by the sum of fixed charges and preferred stock dividends.

(13)	Annual Report to Shareholders

+	Management contract and compensatory plan or arrangement.

(21)	List of Subsidiaries:
(a) Subsidiaries of the Corporation:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:

Name

BGP CRE Holdings, LLC	New Jersey	100%
BGP RRE Holdings, LLC	New Jersey	100%
BGP CRE Painter Farm, LLC	New Jersey	100%
BGP CRE Heritage, LLC	New Jersey	100%
BGP CRE K&P Holdings, LLC	New Jersey	100%
BGP CRE Office Property, LLC	New Jersey	100%
Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(23)	Consent of Independent Registered Public Accounting Firm:

(23.1)	Consent of Crowe Horwath LLP

(24)	Power of Attorney

(31.1)	Certification of Frank A. Kissel, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Frank A. Kissel, Chief Executive Officer of Peapack-Gladstone and Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	TARP Principal Executive Officer and Principal Financial Officer Years Following First Fiscal Year Certification

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

Dated: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Frank A. Kissel	Chairman of the Board, Chief Executive Officer and Director	March 15, 2012
Frank A. Kissel

/s/ Jeffrey J. Carfora	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2012
Jeffrey J. Carfora

/s/ Anthony J. Consi II	Director	March 15, 2012
Anthony J. Consi II

/s/ Pamela Hill	Director	March 15, 2012
Pamela Hill

/s/ John D. Kissel	Director	March 15, 2012
John D. Kissel

/s/ James R. Lamb	Director	March 15, 2012
James R. Lamb

/s/ Edward A. Merton	Director	March 15, 2012
Edward A. Merton

/s/ F. Duffield Meyercord	Director	March 15, 2012
F. Duffield Meyercord

/s/ John R. Mulcahy	Director	March 15, 2012
John R. Mulcahy

/s/ Robert M. Rogers	Director, President and Chief Operating Officer	March 15, 2012
Robert M. Rogers

/s/ Philip W. Smith III	Director	March 15, 2012
Philip W. Smith III
/s/ Craig C. Spengeman	Director, President of PGB Trust and Investments	March 15, 2012
Craig C. Spengeman

Exhibit I(1)

Name of Employee:	No. of Shares:
Exercise Price:

PEAPACK-GLADSTONE FINANCIAL CORPORATION

RESTRICTED STOCK AWARD AGREEMENT (“AGREEMENT”)

PEAPACK-GLADSTONE FINANCIAL CORPORATION, a New Jersey corporation (“Company”), this __ day of ________, 20__ (“Award Date”) hereby grants to _____________ (“Employee”), an employee of the Company or a subsidiary thereof, pursuant to the Company’s 2006 Long-Term Stock Incentive Plan (“Plan”), shares of the Common Stock, no par value, of the Company subject to the restrictions set forth herein (“Restricted Stock”) in the amount and on the terms and conditions hereinafter set forth.

1.	Incorporation by Reference of Plan. The provisions of the Plan, a copy of which is being furnished herewith to the Employee, are incorporated by reference herein and shall govern as to all matters not expressly provided for in this Agreement. Capitalized terms not defined herein have the meanings set forth in the Plan. In the event of any conflict between the terms of this Agreement and the Plan, the terms of the Plan shall govern.

2.	Award of Restricted Stock; Escrow. The Company hereby awards the Employee _______ shares of Restricted Stock (“Shares”). The Shares shall be placed in escrow with the Escrow Agent selected by the Committee until all the restrictions (“Restrictions”) specifically set forth in this Agreement and in Section 8 of the Plan with respect to the Shares shall expire or be cancelled and all required tax withholding obligations are satisfied, at which time the Shares shall be released from escrow and the Company shall issue to the Employee a stock certificate with respect to such Shares, free of all Restrictions. Restricted Stock shall have all dividend and voting rights as set forth in Section 8 of the Plan. However, dividends paid on the Restricted Stock shall be deferred and held by the Escrow Agent until the Restrictions with respect to the Shares upon which such dividends were paid, expire or are cancelled, at which time the Company shall deliver to the Employee such dividends, with interest, if any. If the Employee forfeits any Shares awarded hereunder, such Shares and any dividends with respect thereto, with interest, if any, shall automatically revert to the Company (without any payment by the Company to the Employee) and shall no longer be held in escrow for the Employee.

3.	Restrictions (a) Vesting. The Shares and related dividends shall not be delivered to the Employee and may not be sold, assigned, transferred, pledged or otherwise encumbered by the Employee until such Shares have vested in the Employee in accordance with the following schedule:

(b) Forfeiture. Shares not yet vested (and any related dividends and interest) shall be forfeited and automatically transferred to the Company upon the Employee’s ceasing to be employed by the Company and its subsidiaries for any reason other than death, Disability, Retirement or a Change in Control. Upon termination of employment by reason of death, Disability or Retirement, or upon a Change in Control, all restrictions upon the Shares shall thereupon immediately lapse. The Plan defines Retirement as follows:

“Retirement” means the retirement from active employment of an employee or officer, but only if such person meets all of the following requirements: (i) he has a minimum combined total of years of service to the Company or any Subsidiary (excluding service to any acquired company) and age equal to eighty (80), (ii) he is age sixty-two (62) or older, and (iii) he provides six (6) months prior written notice to the Company of the retirement.

If the Employee retires but fails to meet such conditions, he or she shall not be deemed to be within the definition of Retirement for any purpose under the Plan and this Agreement.

4.	Registration. If Shares are issued in a transaction exempt from registration under the Securities Act of 1933, as amended, then, if deemed necessary by Company’s counsel, as a condition to the Company issuing certificates representing the Shares, the Employee shall represent in writing to the Company that he or she is acquiring the Shares for investment purposes only and not with a view to distribution or resale, and the certificates representing the Shares shall bear the following legend:

“These shares have not been registered under the Securities Act of 1933, as amended. No transfer of the shares may be effected without an opinion of counsel to the Company stating that the transfer is exempt from registration under the Securities Act of 1933 and any applicable state securities laws or that the transfer of the shares is covered by an effective registration statement with respect to the shares.”

5.	Acceptance of Provisions. The execution of this Agreement by the Employee shall constitute the Employee’s acceptance of and agreement to all of the terms and conditions of the Plan and this Agreement.

6.	Notices. All notices and other communications required or permitted under the Plan and this Agreement shall be in writing and shall be given either by (i) personal delivery or regular mail, in each case against receipt, or (ii) first class registered or certified mail, return receipt requested. Any such communication shall be deemed to have been given (a) on the date of receipt in the cases referred to in clause (i) of the preceding sentence and (b) on the second day after the date of mailing in the cases referred to in clause (ii) of the preceding sentence. All such communications to the Company shall be addressed to it, to the attention of its Secretary, at its then principal office and to the Employee at his or her last address appearing on the records of the Company or, in each case, to such other person or address as may be designated by like notice hereunder.

7.	Taxes. The Employee generally will be subject to tax at ordinary income rates on the fair market value of the Shares and accrued dividends at the time they vest. However, if the Employee elects, under Section 83(b) of the Internal Revenue Code of 1986, as amended (“Code”), within thirty (30) days of the Award Date, he or she will be subject to tax at ordinary income rates on the fair market value of the Shares on the Award Date (determined without regard to the Restrictions). The foregoing statement of tax consequences is intended only as a generalized statement of current Federal tax law (as in existence on the date of this Agreement) and the Employee should consult his or her tax consultant to determine the specific tax consequences of this award from time to time. The Employee shall deliver to the Company any Federal, state and local tax withholding required by law in connection herewith within ten (10) days after recognition of any income from this award. The Employee shall notify the Company within ten (10) days of making an election under Section 83(b), or any successor section, of the Code.

8.	Miscellaneous. This Agreement and the Plan contain a complete statement of all the arrangements between the parties with respect to their subject matter, and this Agreement cannot be changed except by a writing executed by both parties. This Agreement shall be governed by and construed in accordance with the laws of the State of New Jersey applicable to agreements made and to be performed exclusively in New Jersey. The headings in this Agreement are solely for convenience of reference and shall not affect its meaning or interpretation.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

PEAPACK-GLADSTONE	EMPLOYEE
FINANCIAL CORPORATION

By:	By:
Signature of Employee

