Form 10-Q
period 2012-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2012-05-09
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

Number of shares of Common Stock outstanding as of May 1, 2012:

8,872,334

1

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	(unaudited) March 31,	(audited) December 31,
	2012	2011
ASSETS
Cash and due from banks	$5,146	$7,097
Federal funds sold	100	100
Interest-earning deposits	28,144	35,856
Total cash and cash equivalents	33,390	43,053

Investment securities held to maturity (fair value $88,202 in 2012 and $99,427 in 2011)	88,667	100,719
Securities available for sale	281,770	319,520
FHLB and FRB Stock, at cost	5,594	4,569

Loans Held for Sale, at fair value	3,214	2,841

Loans	1,077,905	1,038,345
Less: Allowance for loan losses	13,496	13,223
Net Loans	1,064,409	1,025,122

Premises and equipment	31,482	31,941
Other real estate owned	3,391	7,137
Accrued interest receivable	3,842	4,078
Bank owned life insurance	30,490	27,296
Deferred tax assets, net	26,767	26,731
Other assets	6,524	7,328
TOTAL ASSETS	$1,579,540	$1,600,335

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$288,130	$297,459
Interest-bearing deposits:
Checking	318,239	341,180
Savings	98,743	92,322
Money market accounts	512,464	516,920
Certificates of deposit $100,000 and over	73,927	71,783
Certificates of deposit less than $100,000	120,140	124,228
Total deposits	1,411,643	1,443,892
Overnight borrowings	22,900	—
Federal Home Loan Bank advances	17,566	17,680
Capital lease obligation	9,127	9,178
Accrued expenses and other liabilities	7,170	6,614
TOTAL LIABILITIES	1,468,406	1,477,364
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; issued 14,341 at December 31, 2011; liquidation preference of $1,000 per share)	—	13,979
Common stock (no par value; $0.83 per share; authorized 21,000,000 shares; issued shares, 9,280,512 at March 31, 2012 and 9,240,889 at December 31, 2011; outstanding shares 8,872,334 at March 31, 2012 and 8,832,711 at December 31, 2011)	7,718	7,685
Surplus	96,526	96,323
Treasury stock at cost, 408,178 shares at March 31, 2012 and at December 31, 2011	(8,988)	(8,988)
Retained earnings	16,034	13,868
Accumulated other comprehensive (loss)/income, net of income tax	(156)	104
TOTAL SHAREHOLDERS’ EQUITY	111,134	122,971
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,579,540	$1,600,335

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
INTEREST INCOME
Interest and fees on loans	$11,891	$11,730
Interest on investment securities:
Taxable	435	611
Tax-exempt	66	93
Interest on securities available for sale:
Taxable	1,617	1,658
Tax-exempt	165	121
Interest on loans held for sale	23	16
Interest-earning deposits	17	28
Total interest income	14,214	14,257
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	446	979
Interest on certificates of deposit over $100,000	228	285
Interest on other time deposits	368	490
Interest on borrowed funds	172	203
Interest on capital lease obligation	109	79
Total interest expense	1,323	2,036
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	12,891	12,221
Provision for loan losses	1,500	2,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,391	10,221
OTHER INCOME
Trust department income	3,176	2,718
Service charges and fees	677	703
Bank owned life insurance	264	251
Securities gains, net	390	196
Other income	216	301
Total other income	4,723	4,169
OPERATING EXPENSES
Salaries and employee benefits	6,113	5,973
Premises and equipment	2,331	2,350
Other operating expenses (See footnote 8)	2,636	2,920
Total operating expenses	11,080	11,243
INCOME BEFORE INCOME TAX EXPENSE	5,034	3,147
Income tax expense	1,951	1,006
NET INCOME	3,083	2,141
Dividends on preferred stock and accretion	474	570
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$2,609	$1,571
EARNINGS PER COMMON SHARE
Basic	$0.30	$0.18
Diluted	$0.30	$0.18
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	8,769,641	8,735,972
Diluted	8,778,967	8,736,769

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

Comprehensive income (loss) components and related tax effects were as follows:

	Three months ended March 31,
	2012	2011
Net income	$3,083	$2,141
Other comprehensive income:
Unrealized (losses)/gains on available for sale securities:
Unrealized holding gain/(loss) arising during the period	(107)	119
Less: Reclassification adjustment for gains included in net income	390	196
	(497)	(77)
Tax effect	204	(8)
Net of tax	(293)	(85)

Unrealized losses on the noncredit, other-than-temporarily impaired held to maturity securities and on securities transferred from available for sale to held to maturity	56	9
Tax effect	(23)	(4)
Net of tax	33	5

Total comprehensive income	$2,823	$2,061

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2012

						Accumulated
						Other
(In Thousands, Except	Preferred	Common		Treasury	Retained	Comprehensive
Per Share Data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total

Balance at January 1, 2012 8,832,711 Common Shares Outstanding	$13,979	$7,685	$96,323	$(8,988)	$13,868	$104	$122,971

Net Income					3,083		3,083
Net Change in Accumulated Other Comprehensive Income						(260)	(260)
Issuance of Restricted Stock 36,263 shares		30	(30)				—
Amortization of Restricted Stock			111				111
Redemption of Preferred Stock 14,341 shares	(14,341)						(14,341)
Accretion of Discount on Preferred Stock	362				(362)		—
Cash Dividends Declared on Common Stock					(443)		(443)
($0.05 per share)
Cash Dividends Declared on Preferred Stock					(112)		(112)
Common Stock Option Expense			85				85
Sales of Shares (Dividend Reinvestment Program), 3,360 shares		3	37				40
Balance at March 31, 2012 8,872,334 Common Shares Outstanding	$—	$7,718	$96,526	$(8,988)	$16,034	$(156)	$111,134

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income:	$3,083	$2,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	741	718
Amortization of premium and accretion of discount on securities, net	582	690
Amortization of restricted stock	111	58
Provision for loan losses	1,500	2,000
Provision for deferred taxes	145	33
Stock-based compensation	85	107
Gains on security sales, available for sale	(390)	(196)
Loans originated for sale	(16,829)	(9,726)
Proceeds from sales of loans	16,644	8,744
Gains on loans sold	(188)	(186)
Loss/(gains) on sale of other real estate owned	57	(47)
Increase in cash surrender value of life insurance, net	(198)	(227)
Decrease/(increase) in accrued interest receivable	236	(339)
Decrease/(increase) in other assets	804	(2,006)
Increase in accrued expenses and other liabilities	505	487
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,888	2,251
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity	13,994	6,536
Proceeds from maturities of securities available for sale	23,181	15,179
Proceeds from calls of securities available for sale	8,800	24,995
Proceeds from sales of securities available for sale	17,989	27,235
Purchase of investment securities held to maturity	(2,020)	(18,381)
Purchase of securities available for sale, including FHLB and FRB stock	(13,800)	(56,021)
Net increase in loans	(38,316)	(19,889)
Proceeds from sales of other real estate owned	1,218	1,238
Purchases of premises and equipment	(282)	(284)
Purchase of life insurance	(2,996)	—
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	7,768	(19,392)
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(32,249)	12,104
Net increase in overnight borrowings	22,900	—
Repayments of Federal Home Loan Bank advances	(114)	(110)
Redemption of preferred stock	(14,341)	(7,172)
Cash dividends paid on preferred stock	(112)	(285)
Cash dividends paid on common stock	(443)	(441)
Sales of shares (DRIP Program)	40	40
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(24,319)	4,136
Net decrease in cash and cash equivalents	(9,663)	(13,005)
Cash and cash equivalents at beginning of period	43,053	62,687
Cash and cash equivalents at end of period	$33,390	$49,682
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,262	$2,067
Income taxes	1,000	5
Transfer of loans to other real estate owned, net	504	8,444
Other real estate owned internally financed loan	2,975	—

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the unaudited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2011 for Peapack-Gladstone Financial Corporation (the “Corporation”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2012 and the results of operations for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011.

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

Loans: Loans are considered past due when they are not paid in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. A non-accrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Corporation’s loans are secured by real estate in the State of New Jersey.

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

The general component of the allowance covers loans collectively evaluated for impairment and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation on a weighted average basis over the previous two years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio segments have been identified:

a)	Primary Residential Mortgage – represents all loans collateralized by the borrower’s primary residence. These are closed-end loans secured by 1-4 family residential properties that are secured by first liens. The Bank retains in its portfolio most conventional mortgage loans that have maturities of 15 years or less and generally sells most loans with maturities greater than 15 years. The Bank does not engage in sub-prime lending.
b)	Home Equity Lines of Credit – These are revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit.
c)	Junior Lien Loan on Residence – These are closed-end loans secured by 1-4 family residential properties that are secured by junior liens.
d)	Multifamily Property – These are loans secured by multifamily (5 or more) residential properties.
e)	Owner Occupied Commercial Real Estate – These are loans secured by owner-occupied nonfarm nonresidential properties.
f)	Investment Commercial Real Estate –These are loans secured by nonfarm nonresidential properties that are not owner-occupied.
g)	Commercial and Industrial – These are commercial and industrial loans not secured by real estate.
h)	Agricultural Production – These are loans to finance agricultural production and other loans to farmers.
i)	Commercial Construction – These are loans for construction, land development and other land loans.
j)	Consumer and Other – These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previously mentioned loan segments.

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

For the three months ended March 31, 2012 and 2011, the Corporation recorded total compensation cost for stock options of $85 thousand and $107 thousand respectively, with a recognized tax benefit of $15 thousand for the quarter ended March 31, 2012 and $18 thousand for the March 31, 2011 quarter.

There was approximately $764 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at March 31, 2012. That cost is expected to be recognized over a weighted average period of 1.5 years.

For the Corporation’s stock option plans, changes in options outstanding during the three months ended March 31, 2012 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2012	577,782	$23.45
Granted during 2012	59,360	10.78
Expired during 2012	(9,579)	25.46
Forfeited during 2012	(254)	18.47
Balance, March 31, 2012	627,309	$22.22	4.76 years	$—
Vested and Expected to Vest (1)	596,503	$22.70	4.76 years	$167
Exercisable at March 31, 2012	456,163	$25.61	3.28 years	$—

(1)     Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of 2012 and the exercise price, multiplied by the number of in-the-money options). The Corporation’s closing stock price on March 31, 2012 was $13.52.

For the first quarter of 2012, the per share weighted-average fair value of stock options granted was $3.82 as compared to $3.91 for the same quarter of 2011 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2012	2011

Dividend Yield	1.48%	1.51%
Expected volatility	39%	30%
Expected life	7 years	7 years
Risk-free interest rate	1.43%	2.02%

In January 2012 and 2011, the Corporation issued 36,263 and 28,732 restricted stock awards, respectively, at a fair value equal to the market price of the Corporation’s common stock at the date of the grant. The awards vest 40 percent after two years and 20 percent each year after until fully vesting on the fifth anniversary of the grant date. The Corporation recorded total compensation cost for restricted stock awards of $111 thousand for the first quarter of 2012 and $58 thousand for the same quarter of 2011.

As of March 31, 2012, there was approximately $1.1 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the Corporation’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

Changes in nonvested shares for 2012 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2012	84,725	$13.46
Granted during 2012	36,263	10.72
Vested during 2012	(22,393)	10.75
Balance, March 31, 2012	98,595	$13.07

Earnings per Common Share – Basic and Diluted: The following is a reconciliation of the calculation of basic and diluted earnings per share. Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding during the reporting period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all common shares underlying potentially dilutive stock options were issued during the reporting period utilizing the Treasury stock method.

	Three Months Ended
	March 31,
(In Thousands, except per share data)	2012	2011

Net Income to Common Shareholders	$2,609	$1,571

Basic Weighted-Average Common Shares Outstanding	8,769,641	8,735,972
Plus: Common Stock Equivalents	9,326	797
Diluted Weighted-Average Common Shares Outstanding	8,778,967	8,736,769
Net Income Per Common Share
Basic	$0.30	$0.18
Diluted	0.30	0.18

Stock options and restricted stock totaling 618,779 and 666,267 shares were not included in the computation of diluted earnings per share in the first quarters of 2012 and 2011, respectively, because they were considered antidilutive.

Income Taxes: The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2008 or by New Jersey tax authorities for years prior to 2007.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Corporation did not have any amounts accrued for interest and penalties at March 31, 2012.

Reclassification: Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2012 presentation.

2.          INVESTMENT SECURITIES HELD TO MATURITY

A summary of amortized cost and estimated fair value of investment securities held to maturity included in the consolidated statements of condition as of March 31, 2012 and December 31, 2011 follows:

	March 31, 2012
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
Mortgage-Backed Securities -Residential	$61,941	$1,484	$—	$63,425
State and Political Subdivisions	18,220	35	—	18,255
Trust Preferred Pooled Securities	8,506	2,356	(4,340)	6,522
Total	$88,667	$3,875	$(4,340)	$88,202

	December 31, 2011
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
(In Thousands)	Amount	Gains	Losses	Value
Mortgage-Backed Securities -Residential	$67,394	$1,393	$(1)	$68,786
State and Political Subdivisions	24,608	52	—	24,660
Trust Preferred Pooled Securities	8,717	2,170	(4,906)	5,981
Total	$100,719	$3,615	$(4,907)	$99,427

The following tables present the Corporation’s investment securities held to maturity with continuous unrealized losses and the estimated fair value of these investments as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Trust Preferred Pooled Securities	$—	$—	$3,270	$(4,340)	$3,270	$(4,340)
Total	$—	$—	$3,270	$(4,340)	$3,270	$(4,340)

	December 31, 2011
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed Securities - Residential	$3,194	$(1)	$—	$—	$3,194	$(1)
Trust Preferred Pooled Securities	—	—	2,729	(4,906)	2,729	(4,906)
Total	$3,194	$(1)	$2,729	$(4,906)	$5,923	$(4,907)

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

As of each year end since December 2008, the Corporation again worked with a third party to model the securities and review its valuation. The modeling process and related assumptions were similar to the process and related assumptions employed as of December 31, 2008. No additional impairment charges were recorded for the three months ended March 31, 2012.

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

3.          INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of March 31, 2012 and December 31, 2011 follows:

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government-Sponsored Entities	$38,447	$57	$(32)	$38,472
Mortgage-Backed Securities - Residential	204,093	4,674	(49)	208,718
State and Political Subdivisions	27,731	1,107	(1)	28,837
Other Securities	5,999	35	(895)	5,139
Marketable Equity Securities	577	27	—	604
Total	$276,847	$5,900	$(977)	$281,770

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In Thousands)	Cost	Gains	Losses	Value
U.S. Government-Sponsored Entities	$46,729	$149	$—	$46,878
Mortgage-Backed Securities - Residential	223,240	4,891	(147)	236,984
State and Political Subdivisions	28,539	1,314	(2)	29,851
Other Securities	5,999	40	(832)	5,207
Marketable Equity Securities	593	7	—	600
Total	$314,100	$6,401	$(981)	$319,520

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government- Sponsored Entities	$17,955	$(32)	$—	$—	$17,955	$(32)
Mortgage-Backed Securities - Residential	12,548	(41)	89	(8)	12,637	(49)
State and Political Subdivisions	761	(1)	—	—	761	(1)
Other Securities	—	—	2,104	(895)	2,104	(895)
Total	$31,264	$(74)	$2,193	$(903)	$33,457	$(977)

	December 31, 2011
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In Thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-Backed Securities - Residential	$32,931	$(120)	$317	$(27)	$33,248	$(147)
State and Political Subdivisions	736	(2)	—	—	736	(2)
Other Securities	—	—	2,167	(832)	2,167	(832)
Total	$33,667	$(122)	$2,484	$(859)	$36,151	$(981)

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

At March 31, 2012, the unrealized loss on other securities, $895 thousand, is primarily related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security, a single-issuer trust preferred security, was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at March 31, 2012.

4.          LOANS

Loans outstanding, by general ledger classification, as of March 31, 2012 and December 31, 2011, consisted of the following:

	March 31,	% of Total	December 31,	% of Total
(In Thousands)	2012	Loans	2011	Loans
Residential Mortgage	$518,111	48.07%	$498,482	48.01%
Commercial Mortgage	358,822	33.29	330,559	31.84
Commercial Loans	119,351	11.07	123,845	11.93
Construction Loans	12,517	1.16	13,713	1.32
Home Equity Lines of Credit	47,831	4.44	50,291	4.84
Consumer Loans, Including
Fixed Rate Home Equity Loans	19,769	1.83	19,439	1.87
Other Loans	1,504	0.14	2,016	0.19
Total Loans	$1,077,905	100.00%	$1,038,345	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio classes have been identified as of March 31, 2012 and December 31, 2011:

	March 31,	% of Total	December 31,	% of Total
(In Thousands)	2012	Loans	2011	Loans
Primary Residential Mortgages	$530,427	49.36%	$511,418	49.40%
Home Equity Lines of Credit	47,990	4.47	50,394	4.87
Junior Lien Loan on Residence	13,405	1.25	13,053	1.26
Multifamily Property	119,702	11.14	104,056	10.05
Owner-Occupied Commercial Real Estate	110,270	10.26	107,852	10.42
Investment Commercial Real Estate	201,918	18.79	186,998	18.06
Commercial and Industrial	24,195	2.25	29,825	2.88
Secured by Farmland	211	.02	—	N/A
Agricultural Production Loans	17	N/A	18	N/A
Commercial Construction	14,199	1.32	19,208	1.85
Consumer and Other	12,289	1.14	12,516	1.21
Total Loans	$1,074,623	100.00%	$1,035,338	100.00%
Net Deferred Fees	3,282		3,007
Total Loans Including Net Deferred Costs	$1,077,905		$1,038,345

Included in the totals above for March 31, 2012 are $523 thousand of unamortized discount as compared to $691 thousand of unamortized discount for December 31, 2011.

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of March 31, 2012 and December 31, 2011:

March 31, 2012
		Ending ALLL		Ending ALLL
	Total	Attributable	Total	Attributable
	Loans	to Loans	Loans	to Loans
	Individually	Individually	Collectively	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for	Total	Total Ending
(In Thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary Residential Mortgage	$9,428	$365	$520,999	$2,168	$530,427	$2,533
Home Equity Lines of Credit	98	—	47,892	203	47,990	203
Junior Lien Loan On Residence	876	2	12,529	58	13,405	60
Multifamily Property	128	—	119,574	789	119,702	789
Owner-Occupied Commercial Real Estate	8,823	396	101,447	3,148	110,270	3,544
Investment Commercial Real Estate	5,931	427	195,987	3,914	201,918	4,341
Commercial and Industrial	837	48	23,358	996	24,195	1,044
Secured by Farmland	—	—	211	3	211	3
Agricultural Production	—	—	17	1	17	1
Commercial Construction	447	—	13,752	359	14,199	359
Consumer and Other	—	—	12,289	74	12,289	74
Unallocated	—	—	—	545	—	545
Total ALLL	$26,568	$1,238	$1,048,055	$12,258	$1,074,623	$13,496

December 31, 2011
		Ending ALLL		Ending ALLL
	Total	Attributable	Total	Attributable
	Loans	to Loans	Loans	to Loans
	Individually	Individually	Collectively	Collectively
	Evaluated for	Evaluated for	Evaluated for	Evaluated for	Total	Total Ending
(In Thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary Residential Mortgage	$8,878	$345	$502,540	$2,069	$511,418	$2,414
Home Equity Lines of Credit	489	—	49,905	204	50,394	204
Junior Lien Loan On Residence	680	9	12,373	55	13,053	64
Multifamily Property	550	52	103,506	653	104,056	705
Owner-Occupied Commercial Real Estate	9,054	322	98,798	2,786	107,852	3,108
Investment Commercial Real Estate	5,986	509	181,012	3,672	186,998	4,181
Commercial and Industrial	576	51	29,249	1,240	29,825	1,291
Agricultural Production	—	—	18	1	18	1
Commercial Construction	—	—	19,208	669	19,208	669
Consumer and Other	—	—	12,516	78	12,516	78
Unallocated	—	—	—	508	—	508
Total ALLL	$26,213	$1,288	$1,009,125	$11,935	$1,035,338	$13,223

Impaired loans include non-accrual loans of $18.6 million at March 31, 2012 and $18.9 million at December 31, 2011. Impaired loans also includes performing commercial mortgage and commercial troubled debt restructured loans of $7.8 million at March 31, 2012 and $7.3 million at December 31, 2011. The allowance allocated to troubled debt restructured loans which are nonaccrual totaled $280 thousand as of March 31, 2012 and December 31, 2011, respectively. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of March 31, 2012. The Corporation has not committed to lend additional amounts as of March 31, 2012 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011:

March 31, 2012
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In Thousands)	Balance	Investment	Reserves	Loans	Recognized
With No Related Allowance Recorded:
Primary Residential Mortgage	$9,599	$7,250	$—	$6,260	$18
Multifamily Property	264	128	—	262	—
Owner-Occupied Commercial Real Estate	10,451	6,935	—	5,818	39
Investment Commercial Real Estate	1,427	982	—	299	—
Commercial and Industrial	741	741	—	595	9
Commercial Construction	500	447	—	335	—
Home Equity Lines of Credit	98	98	—	594	4
Junior Lien Loan on Residence	804	618	—	550	—
Total Loans with No Related Allowance	$23,884	$17,199	$—	$14,713	$70
With Related Allowance Recorded:
Primary Residential Mortgage	2,178	2,178	365	3,038	24
Owner-Occupied Commercial Real Estate	1,915	1,888	396	3,242	11
Investment Commercial Real Estate	4,949	4,949	427	5,969	101
Commercial and Industrial	96	96	48	101	2
Junior Lien Loan on Residence	258	258	2	128	5
Total Loans with Related Allowance	$9,396	$9,369	$1,238	$12,478	$143
Total Loans Individually Evaluated for Impairment	$33,280	$26,568	$1,238	$27,191	$213

December 31, 2011
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In Thousands)	Balance	Investment	Reserves	Loans	Recognized
With No Related Allowance Recorded:
Primary Residential Mortgage	$7,586	$5,844	$—	$4,721	$87
Multifamily Property	312	286	—	243	—
Owner-Occupied Commercial Real Estate	10,630	7,049	—	5,575	158
Investment Commercial Real Estate	397	299	—	322	20
Commercial and Industrial	475	475	—	433	24
Home Equity Lines of Credit	595	489	—	66	18
Junior Lien Loan on Residence	682	555	—	453	9
Total Loans with No Related Allowance	$20,677	$14,997	$—	$11,813	$316
With Related Allowance Recorded:
Primary Residential Mortgage	3,083	3,034	345	1,496	99
Multifamily Property	264	264	52	71	13
Owner-Occupied Commercial Real Estate	2,020	2,005	322	1,254	66
Investment Commercial Real Estate	5,979	5,687	509	2,865	373
Commercial and Industrial	101	101	51	495	9
Junior Lien Loan on Residence	138	125	9	128	—
Commercial Construction	—	—	—	995	—
Total Loans with Related Allowance	$11,585	$11,216	$1,288	$7,304	$560
Total Loans Individually Evaluated for Impairment	$32,262	$26,213	$1,288	$19,117	$876

The Corporation did not recognize any income on nonaccruing impaired loans for the three months ended March 31, 2012.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In Thousands)	Nonaccrual	Interest
Primary Residential Mortgage	$7,609	$—
Home Equity Lines of Credit	98	—
Junior Lien Loan on Residence	618	—
Multifamily Property	128	—
Owner-Occupied Commercial Real Estate	8,417	—
Investment Commercial Real Estate	981	—
Commercial and Industrial	300	—
Commercial Construction	447	—
Total	$18,598	$—

	December 31, 2011
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In Thousands)	Nonaccrual	Interest
Primary Residential Mortgage	$7,468	$—
Home Equity Lines of Credit	489	—
Junior Lien Loan on Residence	680	—
Multifamily Property	550	—
Owner-Occupied Commercial Real Estate	8,641	—
Investment Commercial Real Estate	1,037	—
Commercial and Industrial	—	345
Total	$18,865	$345

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans, excluding nonaccrual loans:

	March 31, 2012
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In Thousands)	Past Due	Past Due	Past Due	Past Due
Primary Residential Mortgage	$3,442	$—	$—	$3,442
Home Equity Lines of Credit	68	—	—	68
Junior Lien Loan on Residence	76	—	—	76
Multifamily Property	—	—	—	—
Owner-Occupied Commercial Real Estate	1,490	1,252	—	2,742
Investment Commercial Real Estate	1,049	240	—	1,289
Commercial and Industrial	—	—	—	—
Commercial Construction	—	—	—	—
Consumer and Other	1	1	—	2
Total	$6,126	$1,493	$—	$7,619

	December 31, 2011
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In Thousands)	Past Due	Past Due	Past Due	Past Due
Primary Residential Mortgage	$4,857	$898	$—	$5,755
Home Equity Lines of Credit	565	19	—	584
Junior Lien Loan on Residence	399	—	—	399
Multifamily Property	395	—	—	395
Owner-Occupied Commercial Real Estate	3,381	—	—	3,381
Investment Commercial Real Estate	242	—	—	242
Commercial and Industrial	368	—	345	713
Commercial Construction	500	—	—	500
Consumer and Other	8	—	—	8
Total	$10,715	$917	$345	$11,977

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. The risk rating analysis of loans is performed (i) when the loan is initially underwritten, (ii) annually for loans in excess of $500,000, (iii) on a random quarterly basis from either internal reviews with the Senior Credit Officer or externally through an independent loan review firm, or (iv) whenever Management otherwise identifies a potentially negative trend or issue relating to a borrower. In addition, for all loan types the Corporation evaluates credit quality based on the aging status of the loan, which was previously presented.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful
Primary Residential Mortgage	$516,019	$5,791	$8,617	$—
Home Equity Lines of Credit	47,892	—	98	—
Junior Lien Loan on Residence	12,403	126	876	—
Multifamily Property	119,022	162	519	—
Farmland	211	—	—	—
Owner-Occupied Commercial Real Estate	85,060	9,039	16,172	—
Investment Commercial Real Estate	172,967	8,062	20,888	—
Agricultural Production Loans	17	—	—	—
Commercial and Industrial	22,537	729	929	—
Commercial Construction	13,502	250	447	—
Consumer and Other Loans	11,797	491	—	—
Total	$1,001,427	$24,650	$48,546	$—

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In Thousands)	Pass	Mention	Substandard	Doubtful
Primary Residential Mortgage	$496,815	$5,437	$9,166	$—
Home Equity Lines of Credit	49,905	—	489	—
Junior Lien Loan on Residence	12,244	129	680	—
Multifamily Property	102,948	163	945	—
Owner-Occupied Commercial Real Estate	81,797	9,524	16,531	—
Investment Commercial Real Estate	157,579	9,599	19,820	—
Agricultural Production Loans	18	—	—	—
Commercial and Industrial	28,020	835	970	—
Commercial Construction	18,474	234	500	—
Consumer and Other Loans	12,021	495	—	—
Total	$959,821	$26,416	$49,101	$—

At March 31, 2012, $26.6 million of the $48.5 million of the substandard loans were also considered impaired as compared to December 31, 2011, when $26.2 million of the $49.1 million of the classified loans were also considered impaired.

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loans, the Corporation also evaluated credit quality based on the aging status of the loan, which was previously presented.

The activity in the allowance for loan losses for the three months ended March 31, 2012 is summarized below:

	January 1,				March 31,
	2012				2012
	Beginning				Ending
(In Thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary Residential Mortgage	$2,414	$(561)	$—	$680	$2,533
Home Equity Lines of Credit	204	(91)	—	90	203
Junior Lien Loan On Residence	64	(56)	—	51	59
Multifamily Property	705	(354)	—	438	789
Farmland	—	—	—	3	3
Owner-Occupied Commercial Real Estate	3,108	(112)	113	435	3,544
Investment Commercial Real Estate	4,181	(56)	—	216	4,341
Agricultural Production	1	—	—	—	1
Commercial and Industrial	1,291	(45)	2	(204)	1,044
Commercial Construction	669	(53)	—	(256)	360
Consumer and Other	78	(17)	3	10	74
Unallocated	508	—	—	37	545
Total ALLL	$13,223	$(1,345)	$118	$1,500	$13,496

The activity in the allowance for loan losses for the three months ended March 31, 2011 is summarized below:

	January 1,				March 31,
	2011				2011
	Beginning				Ending
(In Thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary Residential Mortgage	$1,502	$(172)	$—	$244	$1,574
Home Equity Lines of Credit	160	(60)	—	74	174
Junior Lien Loan On Residence	228	(12)	—	(9)	207
Multifamily Property	303	(26)	8	82	367
Farmland	—	—	—	—	—
Owner-Occupied Commercial Real Estate	2,777	—	—	610	3,387
Investment Commercial Real Estate	4,759	(1,073)	—	1,026	4,712
Agricultural Production	—	—	—	—	—
Commercial and Industrial	2,719	(67)	2	(203)	2,451
Commercial Construction	1,246	(500)	11	146	903
Consumer and Other	66	(7)	—	31	90
Unallocated	522	—	—	(1)	521
Total ALLL	$14,282	$(1,917)	$21	$2,000	$14,386

Troubled Debt Restructurings:

The Corporation has allocated $758 thousand and $707 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three-month period ending March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower that the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Primary Residential Mortgage	2	$350	$350
Junior Lien on Residence	1	258	258
Owner-Occupied Commercial Real Estate	1	2,241	2,241
Total	4	$2,849	$2,849

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses. In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructuring during the quarter ended March 31, 2012.The primary residential mortgages were modified by reducing the interest rates. The junior lien on residence loan was modified through the deferral of certain scheduled principal payments. The owner-occupied commercial real estate loan was modified through a rate change, revised amortization and partial forgiveness of principal, which had previously been charged off. The Bank did not forgive any principal or interest on any of these loans and expects to collect the full amount that is contractually owed.

The following table presents loans by class modified as troubled debt restructurings that occurred from April 1, 2011 through March 31, 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment
Primary Residential Mortgage	6	$1,952	$1,952
Junior Lien on Residence	1	258	258
Owner-Occupied Commercial Real Estate	2	2,647	2,647
Investment Commercial Real Estate	1	4,949	4,949
Total	10	$9,806	$9,806

The primary residential mortgages were modified by reducing the interest rates or extending the maturity date. The junior lien on residence loan was modified through the deferral of certain scheduled principal payments. The owner-occupied commercial real estate loans were modified with rate reductions and revised amortization schedules; one also had a partial forgiveness of principal which had been previously charged off. The investment commercial real estate loan was modified through rate reduction and deferral of principal amortization.

The following table presents loans by class modified as troubled debt restructurings on accrual as of March 31, 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Specific
Troubled Debt Restructurings on Accrual	Contracts	Investment	Investment	Reserves
Primary Residential Mortgage	5	$1,758	$1,758	$280
Junior Lien on Residence	1	258	258	3
Owner-Occupied Commercial Real Estate	1	407	407	—
Investment Commercial Real Estate	1	4,949	4,949	427
Commercial and Industrial	3	470	470	48
Total	11	$7,842	$7,842	$758

There are six loans totaling $6.0 million that have been categorized as troubled debt restructurings that are also included in loans that are on nonaccrual. Four of these loans consist of owner-occupied commercial real estate and total $5.5 million. One is a residential first mortgage totaling $194 thousand and one is a commercial mortgage totaling $299 thousand on a mixed use investment property.

The following table presents loans by class modified as troubled debt restructurings from April 1, 2011 through March 31, 2012 for which there was a payment default during the same period:

Troubled Debt Restructurings That	Number of	Recorded
Subsequently Defaulted	Contracts	Investment
Owner-Occupied Commercial Real Estate	1	$412

Total	1	$412

For troubled debt restructured loans identified during the quarter ended March 31, 2012, there were no payment defaults during the three months ended March 31, 2012.

The terms of certain other potential problem loans were modified during the three-month period ending March 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment at March 31, 2012 of $484 thousand. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy.

5.          FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $17.6 million and $17.7 million at March 31, 2012 and December 31, 2011, respectively, with a weighted average interest rate of 3.52 percent and 3.41 percent, respectively. Advances totaling $1.0 million with a weighted average interest rate of 3.88 percent at March 31, 2012, have fixed maturity dates, while advances totaling $566 thousand with a weighted average interest rate of 3.73 percent were amortizing advances with monthly payments of principal and interest. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $62.2 million at March 31, 2012.

Also at March 31, 2012, the Corporation had $16.0 million in variable rate advances, with a weighted average interest rate of 3.45 percent, that are noncallable for one, two or three years and then callable quarterly with final maturities of five, seven or ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $17.0 million at March 31, 2012.

There were overnight borrowings of $22.9 million at March 31, 2012. There were no overnight borrowings at December 31, 2011. Overnight borrowings from the FHLB averaged $19.6 million with a weighted average interest rate of 0.36 percent for the three months ended March 31, 2012.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2012	5,348
2013	218
2014	—
2015	—
2016	—
Over 5 years	12,000
Total	$17,566

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$12,035	$856	$12,891
Noninterest income	1,475	3,248	4,723
Total income	13,510	4,104	17,614

Provision for loan losses	1,500	—	1,500
Salaries and benefits	4,875	1,238	6,113
Premises and equipment expense	2,192	139	2,331
Other noninterest expense	1,695	941	2,636
Total noninterest expense	10,262	2,318	12,580
Income before income tax expense	3,248	1,786	5,034
Income tax expense	1,259	692	1,951
Net income	$1,989	$1,094	$3,083

Total assets for period end	$1,578,169	$1,371	$1,579,540

	Three Months Ended March 31, 2011
(in thousands)		PGB Trust
	Banking	& Investments	Total
Net interest income	$11,326	$895	$12,221
Noninterest income	1,385	2,784	4,169
Total income	12,711	3,679	16,390

Provision for loan losses	2,000	—	2,000
Salaries and benefits	4,765	1,208	5,973
Premises and equipment expense	2,146	176	2,322
Other noninterest expense	1,798	1,150	2,948
Total noninterest expense	10,709	2,534	13,243
Income before income tax expense	2,002	1,145	3,147
Income tax expense	634	372	1,006
Net income	$1,368	$773	$2,141

Total assets for period end	$1,519,383	$1,335	$1,520,718

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

The Corporation used the following methods and significant assumptions to estimate the fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities (Trust Preferred Pooled Securities, held to maturity) are determined by Management based on non-binding broker quotes. Discussions are regularly held with third-party brokers and other thirdparty experts to validate the estimated fair value for these Level 3 securities.

Loans Held for Sale, at Fair Value: The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, Management compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis
		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
(In Thousands)	March 31, 2012
Assets:
Available for Sale:
U.S. Government-Sponsored Entities	$38,472	$—	$38,472	$—
Mortgage-Backed Securities - Residential	208,718	—	208,718	—
State and Political Subdivisions	28,837	—	28,837	—
Other Securities	2,104	—	2,104	—
CRA Investment Fund	3,035	—	3,035	—
Marketable Equity Securities	604	604	—	—
Total	$281,770	$604	$281,166	$—

	December 31,
	2011
Assets:
Available for Sale:
U.S. Government-Sponsored Entities	$46,878	$—	$46,878	$—
Mortgage-Backed Securities - Residential	236,984	—	236,984	—
State and Political Subdivisions	29,851	—	29,851	—
Other Securities	2,167	—	2,167	—
CRA Investment Fund	3,040	—	3,040	—
Marketable Equity Securities	600	600	—	—
Total	$319,520	$600	$318,920	$—

Loans held for sale totaled $3.2 million and $2.8 million as of March 31, 2012 and December 31, 2011 and were determined to be Level 2.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis
		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
(In Thousands)	March 31, 2012
Assets:
Impaired Loans:
Primary Residential Mortgage	$255	$—	$—	$255
Owner-Occupied Commercial Mortgage	1,124	—	—	1,124

	December 31,
	2011
Assets:
Impaired Loans:
Primary Residential Mortgage	$1,462	$—	$—	$1,462
Owner-Occupied Commercial Mortgage	1,303	—	—	1,303
Investment Commercial Real Estate	228	—	—	228
Multifamily	212	—	—	212
Junior Lien on Residence	117	—	—	117

OREO	2,135	—	—	2,135

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2.1 million, with a valuation allowance of $761 thousand at March 31, 2012. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $4.6 million, with a valuation allowance of $1.3 million at December 31, 2011.

The carrying amounts and estimated fair values of financial instruments at March 31, 2012 are as follows:

		Fair Value Measurements at March 31, 2012 Using
	Carrying
(In Thousands)	Value	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and Cash Equivalents	$33,390	$30,203	$3,187	$—	$33,390
Investment Securities, Held To Maturity	88,667	—	81,680	6,522	88,202
Securities Available for Sale	281,770	604	281,166	—	281,770
FHLB and FRB Stock	5,594	—	—	—	N/A
Loans Held for Sale	3,214	—	3,214	—	3,214
Loans, Net of Allowance for Loan Losses	1,064,409	—	—	1,064,912	1,064,912
Accrued Interest Receivable	3,842	—	1,190	2,652	3,842
Financial Liabilities:
Deposits	$1,411,643	$1,217,576	$196,669	$—	$1,414,245
Overnight Borrowings	22,900	—	22,900	—	22,900
Federal Home Loan Bank Advances	17,566	—	17,566	—	17,566
Accrued Interest Payable	412	49	363	—	412

The carrying amounts and estimated fair values for financial instruments at December 31, 2011 are as follows:

	December 31, 2011
		Carrying	Fair
(In Thousands)		Amount	Value
Financial Assets:	$
Cash and Cash Equivalents		43,053	43,053
Investment Securities, Held to Maturity		100,719	99,427
Securities Available for Sale		319,520	319,520
FHLB and FRB Stock		4,569	N/A
Loans Held for Sale		2,841	2,841
Loans, Net of Allowance for Loan Losses		1,025,122	1,034,541
Accrued Interest Receivable		4,078	4,078
Financial Liabilities:
Deposits		1,443,892	1,446,778
Overnight Borrowings		—	—
Federal Home Loan Bank Advances		17,680	19,100
Accrued Interest Payable		460	460

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2.

FHLB and FRB stock: It is not practicable to determine the fair value of FHLB or FRB stock due to restrictions placed on its transferability.

Loans: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date, (i.e., the carrying amount) resulting in a Level 1 classification. The carrying amounts of certificates of deposit approximate the fair values at the reporting date resulting in Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Overnight borrowings: The carrying amounts of overnight borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

Federal Home Loan Bank advances: The fair values of the Corporation’s loan-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Accrued interest receivable/payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

8.          OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2012	2011
FDIC assessment	$352	$604
Trust department expense	395	505
Professional and legal fees	233	298
Loan expense	184	98
Other operating expenses	1,472	1,415
Total other operating expenses	$2,636	$2,920

9.          PREFERRED STOCK

On January 9, 2009, as part of the U.S. Department of the Treasury (the “Treasury”) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Corporation sold 28,685 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 150,296 shares of the Corporation’s common stock, no par value at an exercise price of $28.63 per share, after adjusting for the five percent stock dividend declared on June 18, 2009, for an aggregate purchase price of $28.7 million in cash, allocated $1.6 million to warrants and $27.1 million to preferred stock.

On January 6, 2010 and March 2, 2011, the Corporation redeemed 25 percent of the preferred shares issued under the Treasury’s CPP, each time repaying approximately $7.2 million to the Treasury, including accrued and unpaid dividends of approximately $51 thousand and $17 thousand, respectively. As a result of the repurchase, the accretion related to the preferred stock was accelerated and approximately $330 thousand and $246 thousand was recorded as a reduction to retained earnings in the first quarters of 2010 and 2011, respectively. The Corporation’s redemption of the shares was not subject to additional conditions or stipulations from the Treasury.

On January 11, 2012, the Corporation redeemed the remaining 50 percent of the preferred shares issued under the Treasury’s CPP, repaying approximately $14.5 million to the Treasury, including accrued and unpaid dividends of approximately $112 thousand. The Corporation’s redemption of the shares was not subject to additional conditions or stipulations from the Treasury. As a result of the repurchase, the accretion related to the preferred stock was accelerated and approximately $362 thousand was recorded as a reduction to retained earnings in the first quarter of 2012.

The 150,296 common share warrant remained outstanding after the redemption; however, the Corporation paid $110 thousand to the U.S. Treasury on April 5, 2012 to repurchase it.

10.          ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at	Current	Balance at
	December 31, 2011	Year Change	March 31, 2012
Unrealized Gains/(Losses) on Securities Available for Sale	$3,206	$(293)	$2,913
Other-Than-Temporary Impairment on Securities Held to Maturity and Transfer of securities From Available for Sale to Held to Maturity	(3,102)	33	(3,069)
Total	$104	$(260)	$(156)

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s view of future interest income and net loans, management’s confidence and strategies and management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Corporation’s Form 10-K for the year ended December 31, 2011 and the following:

—	a continued or unexpected decline in the economy, in particular in our New Jersey market area;
—	declines in value in our investment portfolio;
—	higher than expected increases in our allowance for loan losses;
—	higher than expected increases in loan losses or in the level of nonperforming loans;
—	unexpected changes in interest rates;
—	inability to successfully grow our business;
—	inability to manage our growth;
—	a continued or unexpected decline in real estate values within our market areas;
—	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;
—	higher than expected FDIC insurance premiums;
—	lack of liquidity to fund our various cash obligations;
—	reduction in our lower-cost funding sources;
—	our inability to adapt to technological changes;
—	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
—	other unexpected material adverse changes in our operations or earnings.

The Corporation assumes no responsibility to update such forward-looking statements in the future even if experience shows that the indicated results or events will not be realized. Although we believe that the expectations reflected in the forward-looking statements are reasonable, the Corporation cannot guarantee future results, levels of activity, performance, or achievements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2011, contains a summary of the Corporation’s significant accounting policies.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Corporation intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Corporation recognized no other-than-temporary impairment charges in the first quarters of 2012 and 2011.

EXECUTIVE SUMMARY: For the first quarter of 2012, the Corporation recorded net income of $3.1 million, an increase of $942 thousand, compared to the same quarter of 2011. Diluted earnings per common share, after giving effect for the preferred dividend, were $0.30 in the first quarter of 2012 and $0.18 in the same quarter of 2011. For the three months ended March 31, 2012, annualized return on average assets was 0.78 percent and annualized return on average common equity was 9.47 percent. The increase in 2012 earnings per share was due to an increase in net interest income, net gains on securities transactions and trust fee income, a decline in the provision for loan losses, a decrease in operating expenses and a decline in the dividends and accretion on preferred stock as a result of the 2012 redemption of the remaining preferred shares issued under the Treasury’s CPP, offset by a decline in noninterest income.

Net interest income, on a fully tax-equivalent basis, was $12.9 million and $12.2 million for the first quarters of 2012 and 2011, respectively, an increase of $670 thousand or 5.5 percent. The net interest margin, on a fully tax-equivalent basis, was 3.54 percent for both quarters ended March 31, 2012 and 2011.

Average loans totaled $1.05 billion for the first quarter of 2012, increasing $115.9 million or 12.4 percent from $937.1 million for the same quarter of 2011. The yield on loans was 4.53 percent and 5.01 percent for the quarters ended March 31, 2012 and 2011, respectively, a decline of 48 basis points from the 2011 quarter to the 2012 quarter.

For the three months ended March 31, 2012, average deposits were $1.42 billion, as compared to $1.34 billion for the same quarter of 2011, rising almost $72.4 million or 5.4 percent. The average cost of interest-bearing deposits declined 26 basis points to 0.37 percent for the first quarter of 2012 from 0.63 percent for the same quarter in 2011.

CONTRACTUAL OBLIGATIONS: For a discussion of our contractual obligations, see the information set forth in the Corporation’s 2011 Annual Report under the heading “Management’s Discussion and Analysis – Contractual Obligations” which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s 2011 Annual Report under the heading “Management’s Discussion and Analysis – Off-Balance Sheet Arrangements” which is incorporated herein by reference.

EARNINGS ANALYSIS

NET INTEREST INCOME: For the first quarter of 2012, the Corporation recorded net interest income, on a tax-equivalent basis, of $12.9 million as compared to $12.2 million for the same quarter of 2011, an increase of $670 thousand or 5.5 percent. For both of the quarters ended March 31, 2012 and 2011, the net interest margin was 3.54 percent. During the first quarter of 2012, rates were lower on new loans, compared to the rates on loans that are maturing or paying down; however, the growth in the loan portfolio contributed to a steady margin. Additionally, the Corporation continued to lower average funding costs in core deposits, as well as certificates of deposits repricing at lower market rates or transferred to other, lower-costing deposit products.

Average investments, federal funds sold and interest-earning deposits totaled $422.2 million for the first quarter of 2012, declining $39.5 million, or 8.6 percent, from the $461.7 million recorded for the same quarter in 2011. The decline in these categories primarily funded loan growth.

Loans averaged $1.05 billion and $937.1 million for the first quarters of 2012 and 2011, respectively, increasing $115.9 million, or 12.4 percent, when compared to last year’s quarter. During the first quarter of 2012, much of the growth was in residential mortgages as the portfolio averaged $511.8 million, increasing $82.4 million or 19.2 percent over the first quarter of 2011. The commercial mortgage portfolio averaged $337.9 million, increasing $52.3 million or 18.3 percent when compared to the year ago period. The Corporation has increased its emphasis on multi-family lending as well as continuing to provide mortgage loans on a variety of commercial properties to creditworthy borrowers. For the first quarters of 2012 and 2011, home equity loans averaged $49.0 million and $46.0 million, respectively, rising $3.0 million or 6.6 percent. The commercial construction portfolio averaged $13.4 million for the first three months of 2012, declining $10.5 million, or 43.9 percent, from the same period in 2011, due to the conversion of some loans to permanent loans and also due to the resolution of some problem loans. The commercial loan portfolio averaged $120.5 million and $132.0 million, for the first quarters of 2012 and 2011, respectively, declining $11.4 million, or 8.7 percent, from the prior year, while the installment loan portfolio averaged $19.6 million for the both of the first quarter of 2012 and 2011. Management is encouraged to have shown increases in the loan portfolio for the last five quarters.

Total deposits averaged $1.42 billion and $1.34 billion, for the three months ended March 31, 2012 and 2011, respectively, increasing $72.4 million, or 5.4 percent, when comparing the 2012 period to the 2011 period. For the first quarter of 2012, interest-bearing checking accounts averaged $336.5 million as compared to $298.0 million for the same quarter in 2011, an increase of $38.5 million, or 12.9 percent. Non-interest bearing demand deposits averaged $275.2 million and $222.4 million for the first quarters of 2012 and 2011, respectively, increasing of $52.7 million, or 23.7 percent. Checking growth is attributable to the Corporation’s continual focus on business and personal core deposit growth coupled with the Corporation’s focus on select municipalities within its branch market areas. Money market accounts decreased $6.1 million to an average of $516.4 million for the three months ended March 31, 2012 as compared to an average of $522.5 million for the same period in 2011. For the first quarter of 2012, savings accounts averaged $94.7 million, increasing $12.6 million or 15.3 percent from the same quarter of 2011. In a lower or uncertain interest rate environment, certain customers tend to deposit funds in savings and money market accounts to wait for a higher or a more certain rate environment, resulting in increases to the savings and money market balances. Certificates of deposit averaged $194.0 million for the first quarter of 2012 as compared to $219.4 million for the same 2011 period, declining $25.4 million, or 11.6 percent. The Corporation has opted not to pay higher rates on maturing certificates of deposit. The Corporation believes it has ample liquidity from core deposits, principal pay downs on loans and maturing or called investments. Average overnight borrowings at the Federal Home Loan Bank increased to $19.6 million in the first three months of 2012, while other borrowings decreased $6.4 million to $17.6 million for the first quarter of 2012, in each case, compared to the first quarter of 2011.

On a tax-equivalent basis, average yields on interest-earning assets declined 22 basis points to 3.90 percent for the first quarter of 2012, from 4.12 percent for the same quarter of 2011. For the first quarter of 2012, average yields earned on investment securities were 2.43 percent as compared to 2.49 percent for the same period in the prior year, a decline of six basis points. Average yields on the loan portfolio were 4.53 percent and 5.01 percent, for the first quarters of 2012 and 2011, respectively, reflecting a 48 basis point decline.

The cost of funds, including the effect of noninterest-bearing demand deposits, was 0.36 percent and 0.59 percent for the first quarters of 2012 and 2011, respectively, decreasing 23 basis points. For the first quarter of 2012, the average cost of interest-bearing checking deposits was 0.13 percent, declining 28 basis points from the same period in 2011. The cost of money market products averaged 0.24 percent for the three months ended March 31, 2012, declining 24 basis points, while certificates of deposit costs averaged 1.23 percent, declining 19 basis points, each as compared to the same period in 2011.

The effect of the sustained low rate environment on market rates and the Corporation’s repricing of its assets and liabilities contributed to the decline in yields and costs of the Corporation’s interest-bearing assets and liabilities. The growth of the loan portfolio funded by the decline in lower yielding investments and interest-earning deposits enabled the Corporation to maintain its margin at 3.54 percent for the first quarter of 2012 compared to the first quarter of 2011.

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

(Tax-Equivalent Basis, Dollars in Thousands)

	March 31, 2012			March 31, 2011
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earnings assets:
Investments:
Taxable (1)	$350,306	$2,052	2.34%	$384,083	$2,269	2.36%
Tax-exempt (1) (2)	49,843	381	3.06	35,587	345	3.88
Loans held for sale	1,602	23	5.60	733	16	8.65
Loans (2) (3)	1,052,960	11,917	4.53	937,073	11,747	5.01
Federal funds sold	100	—	0.10	100	—	0.28
Interest-earning deposits	21,988	17	0.30	41,927	28	0.27
Total interest-earning assets	1,476,799	$14,390	3.90%	1,399,503	$14,405	4.12%
Noninterest-earning assets:
Cash and due from banks	7,687			7,877
Allowance for loan losses	(13,753)			(14,934)
Premises and equipment	31,751			33,640
Other assets	78,781			71,404
Total noninterest-earning assets	104,466			97,987
Total assets	$1,581,265			$1,497,490

LIABILITIES:
Interest-bearing deposits:
Checking	$336,541	$113	0.13%	$298,003	$303	0.41%
Money markets	516,357	304	0.24	522,473	623	0.48
Savings	94,732	29	0.12	82,168	53	0.26
Certificates of deposit	193,992	596	1.23	219,359	775	1.41
Total interest-bearing deposits	1,141,622	1,042	0.37	1,122,003	1,754	0.63
Borrowings	37,237	172	1.85	24,639	203	3.30
Capital lease obligation	9,145	109	4.77	6,334	79	4.98
Total interest-bearing liabilities	1,188,004	1,323	0.45	1,152,976	2,036	0.71
Noninterest bearing liabilities
Demand deposits	275,157			222,415
Accrued expenses and other liabilities	6,407			6,065
Total noninterest-bearing liabilities	281,564			228,480
Shareholders’ equity	111,697			116,034
Total liabilities and shareholders’ equity	$1,581,265			$1,497,490
Net Interest income
(tax-equivalent basis)		13,067			12,369
Net interest spread			3.45%			3.41%
Net interest margin (4)			3.54%			3.54%
Tax equivalent adjustment		(176)			(148)
Net interest income		$12,891			$12,221

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME: Other income, excluding fee income from PGB Trust and Investments, totaled $1.55 million for the first quarter of 2012, as compared to $1.45 million for the same quarter in 2011. Net securities gains from strategic sales of securities of $390 thousand and $196 thousand were recorded for the first quarters of 2012 and 2011, respectively. For the first quarter of 2012, income earned on bank owned life insurance was $264 thousand, an increase of $13 thousand or 5.2 percent, from the income earned in the same quarter of 2011, which was attributable to an additional purchase of $3.0 million in the first quarter of 2012.

OPERATING EXPENSES: For the first quarters of 2012 and 2011, the Corporation recorded operating expenses of $11.1 million and $11.2 million, respectively, a decline of $163 thousand or 1.4 percent. Salary and benefit expense was $6.1 million for the quarter ended March 31, 2012, as compared to $6.0 million in the same quarter of 2011, an increase of $140 thousand or 2.3 percent, due to normal salary increases and additional health insurance costs. For the first quarter of 2012, FDIC expense decreased $252 thousand to $352 thousand as compared to $604 thousand for the same quarter of 2011 due to a regulatory change in the calculation of the assessment, which became effective during the second quarter of 2011. Professional and legal fees declined approximately $65 thousand or 21.8 percent from $298 thousand in the first quarter of 2011 to $233 thousand in the same quarter of 2012. Loan expense, which includes costs associated with problem loan expense, increased by approximately $86 thousand or 87.8 percent from the first quarter of 2011 to the first quarter of 2012; while the Corporation recorded expense on other real estate owned of $149 thousand and $7 thousand for the first three months of 2012 and 2011, respectively, as the Corporation continued to work out various problem assets. Expenses for telephone, advertising, stationery and supplies and postage declined, in part, due to cost-saving initiatives.

The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Salaries and employee benefits	$6,113	$5,973
Premises and equipment	2,331	2,350
FDIC assessment	352	604
Trust department expense	395	505
Professional and legal fees	233	298
Loan Expense	184	98
Telephone	120	181
Advertising	118	197
Stationery and supplies	74	103
Postage	86	117
Other real estate owned expense	149	7
Other expense	925	810
Total operating expenses	$11,080	$11,243

PGB TRUST AND INVESTMENTS: PGB Trust and Investments, a division of the Bank, has served in the roles of executor and trustee while providing investment management, custodial, tax, retirement and financial services to its growing client base. Officers from PGB Trust and Investments are available to provide trust and investment services at the Bank’s corporate headquarters in Bedminster, New Jersey, and its Clinton, Morristown and Summit, New Jersey branches as well as at an office located in Bethlehem, Pennsylvania.

The market value of trust assets under administration for PGB Trust and Investments was approximately $2.06 billion at March 31, 2012 as compared to $1.99 billion at March 31, 2011.

PGB Trust and Investments generated fee income of $3.2 million for the first quarter of 2012 as compared to $2.7 million for the same quarter of 2011, an increase of $458 thousand or 16.9 percent. The increase reflects increased relationships, a greater mix of higher margin business and improvement in the market value of assets under management.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Trust Division, other expenses relative to PGB Trust and Investments totaled $2.3 million and $2.5 million for the first quarters of 2012 and 2011, respectively, a decrease of $216 thousand or 8.5 percent. For the first quarter of 2012, salaries and benefits expense increased $30 thousand, or 2.5 percent when compared to the same period in 2011. Also, during the same time periods, operating expenses decreased $246 thousand, or 18.6 percent, due to various operating efficiencies.

PGB Trust and Investments currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NONPERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets. These assets totaled $22.0 million and $26.3 million at March 31, 2012 and December 31, 2011, respectively. The decline is due to the sale of the Corporation’s largest commercial OREO property, which was completed during the first quarter of 2012.

The following table sets forth asset quality data on the dates indicated (in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2012	2011	2011	2011	2011

Loans past due over 90 days and still accruing	$—	$345	$836	$412	$323
Nonaccrual loans	18,598	18,865	22,103	14,943	19,173
Other real estate owned	3,391	7,137	3,264	3,000	3,000
Total nonperforming assets	$21,989	$26,347	$26,203	$18,355	$22,496

Accruing TDR’s	$7,842	$7,281	$5,519	$8,171	$3,787

Loans past due 30 through 89 days and still accruing	$7,619	$11,632	$9,706	$8,200	$5,419

Classified loans (A)	$48,546	$49,101	$52,031	$51,586	$51,186

Impaired Loans (A)	$26,568	$26,212	$27,529	$23,115	$26,056

Nonperforming loans as a % of total loans	1.73%	1.85%	2.36%	1.59%	2.05%
Nonperforming assets as a % of total assets	1.39%	1.65%	1.66%	1.21%	1.48%
Nonperforming assets as a % of total loans plus other real estate owned	2.03%	2.52%	2.68%	1.89%	2.36%

(A) At March 31, 2012, $26.6 million, December 31, 2011, $26.2 million, September 30, 2011, $27.5 million, June 30, 2011, $23.1 million and at March 31, 2011, $26.1 million of the classified loans were also considered impaired.

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES: The provision for loan losses was $1.5 million and $2.0 million for the first quarters of 2012 and 2011, respectively. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses was primarily made for the changes in the specific reserves on impaired loans, net charge-offs and for the impact of the net charge-off trends and environmental factors on the general reserve.

Of the $1.5 million quarterly provision for loan losses, $926 thousand was made for net charge-offs as approximately $301 thousand of the $1.2 million in net charge-offs was specifically reserved on impaired loans at December 31, 2011. In addition, approximately $252 thousand was added for specific reserves on impaired loans due to new loans being added to the impaired category and additional information surfacing during the quarter on existing impaired loans. The balance of the quarterly loan loss provision caused the general reserves to increase by $322 thousand, primarily a result of loan growth in the residential mortgage, multifamily and investment commercial real estate loan portfolios. There was a continued decrease in the construction loan portfolio, which required fewer reserves. There was also some adjustment between categories due to updated historical loss information with a required increase in owner-occupied commercial real estate being largely offset by a decrease in the commercial and industrial portfolio.

The overall allowance for loan losses was $13.5 million as of March 31, 2012 as compared to $13.2 million at December 31, 2011. As a percentage of loans, the allowance for loan losses was 1.25 percent as of March 31, 2012 as compared to 1.27 percent at December 31, 2011. The specific reserves on impaired loans have decreased to $1.2 million at March 31, 2012 as compared to $1.3 million as of December 31, 2011. Total impaired loans were $26.6 million and $26.2 million as of March 31, 2012 and December 31, 2011, respectively. The general component of the allowance increased from $11.9 million at December 31, 2011 to $12.3 million at March 31, 2012. As a percentage of non-impaired loans, the general reserve was 1.17 percent and 1.18 percent at March 31, 2012 and December 31, 2011, respectively. Based on its analysis, Management believes the allowance for loan loss is a reasonable estimate for probable incurred losses in the portfolio as of March 31, 2012.

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands)	2012	2011	2011	2011	2011
Allowance for loan losses:
Beginning of period	$13,223	$13,843	$14,056	$14,386	$14,282
Provision for loan losses	1,500	1,750	1,500	2,000	2,000
Charge-offs, net	(1,227)	(2,370)	(1,713)	(2,330)	(1,896)
End of period	$13,496	$13,223	$13,843	$14,056	$14,386

Allowance for loan losses as a % of total loans	1.25%	1.27%	1.42%	1.46%	1.51%
Allowance for loan losses as a % of nonperforming loans	72.57%	68.83%	60.35%	91.54%	73.79%

INCOME TAXES: For the first quarter of 2012, income tax expense as a percentage of pre-tax income was 39 percent as compared to 32 percent for the first quarter of 2011. The increase was due to higher pre-tax income, which totaled $5.0 million and $3.1 million for the first quarters of 2012 and 2011, respectively.

CAPITAL RESOURCES: At March 31, 2012, the Corporation’s total shareholders’ equity was $111.1 million as compared to $123.0 million at December 31, 2011. The primary reason for the decrease is the Corporation’s repayment of the remaining shares of preferred stock issued under the Treasury’s Capital Purchase Program in the first quarter of 2012.

The Corporation, through the Bank, is subject to various regulatory capital requirements administered by the Federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation and the Bank’s consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. For the first quarter of 2012, the Bank’s capital ratios met or exceeded the minimum to be categorized as well capitalized under the regulatory framework for prompt corrective action.

Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles. The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At March 31, 2012, the Bank’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 11.00 percent and 12.26 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. The Bank’s leverage ratio at March 31, 2012, was 6.87 percent, in excess of the well-capitalized standard of 5.0 percent.

At March 31, 2012, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 11.21 percent and 12.46 percent, respectively, while the Corporation’s leverage ratio was 7.00 percent.

In addition, at March 31, 2012, the Corporation’s common equity ratio was 7.04 percent compared to 6.80 percent at December 31, 2011 and 6.46 percent at March 31, 2011.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including loan fundings, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments, securities available for sale, deposit inflows and loan repayments.

Management actively monitors and manages the Corporation’s liquidity position and feels it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $33.4 million at March 31, 2012. In addition, the Corporation has $281.8 million in securities designated as available for sale at March 31, 2012. These securities can be sold in response to liquidity concerns. In addition, the Corporation generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

Another source of liquidity is borrowing capacity. At March 31, 2012, unused short-term or overnight borrowing commitments totaled $456.3 million from the FHLB and $28.7 million from correspondent banks.

RECENT ACCOUNTING PRONOUNCEMENTS:

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards CodificationTM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The provisions of this update did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows; however, new disclosures were added.

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification™ (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The provisions of this update did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows; however, new disclosures were added.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2012).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2012 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Corporation’s stock during the quarter.

ITEM 6. Exhibits

3	Articles of Incorporation and By-Laws:
A. Certificate of Incorporation of the Registrant, as amended, as incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009.
B. By-Laws of the Registrant.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 9, 2012	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: May 9, 2012	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Executive Vice President and Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Number	Description

3	Articles of Incorporation and By-Laws:
	A.	Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10Q as filed on November 9, 2009.
	B.	By-Laws of the Registrant.

31.1	Certification of Frank A. Kissel, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Jeffrey J. Carfora, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

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

