Form 10-Q
period 2012-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2012-08-09
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2012

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

Number of shares of Common Stock outstanding as of August 1, 2012:

8,875,171

1

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1A	Risk Factors	Page 48
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 48
Item 6	Exhibits	Page 48
2

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	(unaudited)	(audited)
	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$5,639	$7,097
Federal funds sold	100	100
Interest-earning deposits	29,024	35,856
Total cash and cash equivalents	34,763	43,053

Investment securities held to maturity (fair
value $84,627 in 2012 and $99,427 in 2011)	84,779	100,719
Securities available for sale	257,318	319,520
FHLB and FRB stock, at cost	4,818	4,569

Loans held for sale, at fair value	2,259	2,841

Loans	1,106,382	1,038,345
Less: Allowance for loan losses	13,686	13,223
Net loans	1,092,696	1,025,122

Premises and equipment	30,979	31,941
Other real estate owned	3,073	7,137
Accrued interest receivable	3,447	4,078
Bank owned life insurance	30,688	27,296
Deferred tax assets, net	26,430	26,731
Other assets	7,355	7,328
TOTAL ASSETS	$1,578,605	$1,600,335

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$304,651	$297,459
Interest-bearing deposits:
Checking	323,813	341,180
Savings	104,631	92,322
Money market accounts	495,929	516,920
Certificates of deposit $100,000 and over	78,268	71,783
Certificates of deposit less than $100,000	115,793	124,228
Total deposits	1,423,085	1,443,892
Federal home loan bank advances	16,451	17,680
Capital lease obligation	9,076	9,178
Accrued expenses and other liabilities	15,758	6,614
TOTAL LIABILITIES	1,464,370	1,477,364
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;
issued 14,341 at December 31, 2011;
liquidation preference of $1,000 per share)	—	13,979
Common stock (no par value; $0.83 per share; authorized 21,000,000 shares; issued shares, 9,283,349 at June 30, 2012 and 9,240,889 at December 31, 2011; outstanding shares, 8,875,171 at June 30, 2012
and 8,832,711 at December 31, 2011)	7,720	7,685
Surplus	96,651	96,323
Treasury stock at cost, 408,178 shares at June 30, 2012 and December 31, 2011	(8,988)	(8,988)
Retained earnings	18,313	13,868
Accumulated other comprehensive income, net of income tax	539	104
TOTAL SHAREHOLDERS’ EQUITY	114,235	122,971
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,578,605	$1,600,335

See accompanying notes to consolidated financial statements.
3

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$12,098	$11,655	$23,989	$23,385
Interest on investment securities:
Taxable	376	606	811	1,217
Tax-exempt	46	91	112	184
Interest on securities available for sale:
Taxable	1,394	1,603	3,011	3,261
Tax-exempt	156	119	321	240
Interest on loans held for sale	18	5	41	21
Interest-earning deposits	14	20	31	48
Total interest income	14,102	14,099	28,316	28,356
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	360	925	806	1,904
Interest on certificates of deposit over $100,000	222	268	449	553
Interest on other time deposits	341	445	710	935
Interest on borrowed funds	168	198	340	401
Interest on capital lease obligation	108	80	217	159
Total interest expense	1,199	1,916	2,522	3,952
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	12,903	12,183	25,794	24,404
Provision for loan losses	1,500	2,000	3,000	4,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,403	10,183	22,794	20,404
OTHER INCOME
Trust department income	3,259	2,829	6,435	5,547
Service charges and fees	702	755	1,379	1,458
Bank owned life insurance	264	261	528	512
Securities gains, net	107	277	497	473
Other income	339	202	555	503
Total other income	4,671	4,324	9,394	8,493
OPERATING EXPENSES
Salaries and employee benefits	6,408	5,817	12,521	11,790
Premises and equipment	2,413	2,386	4,744	4,736
Other operating expenses (See footnote 8)	2,883	2,832	5,519	5,752
Total operating expenses	11,704	11,035	22,784	22,278
INCOME BEFORE INCOME TAX EXPENSE	4,370	3,472	9,404	6,619
Income tax expense	1,647	1,304	3,598	2,310
NET INCOME	2,723	2,168	5,806	4,309
Dividends on preferred stock and accretion	—	219	474	789
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$2,723	$1,949	$5,332	$3,520
EARNINGS PER COMMON SHARE
Basic	$0.31	$0.22	$0.61	$0.40
Diluted	$0.31	$0.22	$0.61	$0.40
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	8,775,111	8,739,444	8,773,188	8,737,717
Diluted	8,820,878	8,739,696	8,806,841	8,738,218

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$2,723	$2,168	$5,806	$4,309
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	1,226	2,572	1,119	2,691
Less: Reclassification adjustment for gains
Included in net income	107	277	497	473
	1,119	2,295	622	2,218
Tax effect	(458)	(934)	(254)	(942)
Net of tax	661	1,361	368	1,276

Unrealized losses on the noncredit, other-than
temporarily impaired held to maturity securities
and on securities transferred from available for
sale to held to maturity	57	10	113	19
Tax effect	(23)	(4)	(46)	(8)
Net of tax	34	6	67	11

Total comprehensive income	$3,418	$3,535	$6,241	$5,596

See accompanying notes to consolidated financial statements.
5

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Six Months Ended June 30, 2012
						Accumulated
						Other
(In thousands, except	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Income	Total

Balance at January 1, 2012
8,832,711 common shares
outstanding	$13,979	$7,685	$96,323	$(8,988)	$13,868	$104	$122,971

Net income					5,806		5,806
Net change in accumulated
other comprehensive income						435	435
Issuance of restricted stock
36,263 shares		30	(30)				—
Amortization of restricted stock			221				221
Redemption of preferred stock
14,341 shares	(14,341)						(14,341)
Warrant repurchase
150,296 shares			(109)				(109)
Accretion of discount on
preferred stock	362				(362)		—
Cash dividends declared on
common stock
($0.05 per share)					(887)		(887)
Cash dividends declared on
preferred stock					(112)		(112)
Common stock option expense			169				169
Sales of shares (Dividend
Reinvestment Program),
6,197 shares		5	77				82
Balance at June 30, 2012
8,875,171 common shares
outstanding	$—	$7,720	$96,651	$(8,988)	$18,313	$539	$114,235

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
OPERATING ACTIVITIES:	2012	2011
Net income:	$5,806	$4,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,481	1,432
Amortization of premium and accretion of discount on securities, net	1,147	1,390
Amortization of restricted stock	221	124
Provision for loan losses	3,000	4,000
Provision for deferred taxes	—	445
Stock-based compensation	169	212
Gains on security sales, available for sale	(497)	(473)
Loans originated for sale	(33,273)	(15,616)
Proceeds from sales of loans	34,322	14,050
Gains on loans sold	(467)	(247)
Loss/(gains) on sale of other real estate owned	84	(47)
(Gain) on disposal of fixed assets	(7)	—
Increase in cash surrender value of life insurance, net	(396)	(463)
Decrease/(increase) in accrued interest receivable	631	(153)
(Increase)/Decrease in other assets	(24)	324
(Increase) in accrued expenses and other liabilities	(70)	(284)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,127	9,003
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity	20,588	12,761
Proceeds from maturities of securities available for sale	45,261	30,320
Proceeds from calls of investment securities held to maturity	136	10,105
Proceeds from calls of securities available for sale	14,848	40,000
Proceeds from sales of securities available for sale	22,393	33,246
Purchase of investment securities held to maturity	(2,821)	(23,421)
Purchase of securities available for sale, including FHLB and FRB stock	(20,317)	(81,627)
Net increase in loans	(61,430)	(31,723)
Proceeds from sales of other real estate owned	1,836	1,238
Purchases of premises and equipment	(512)	(710)
Purchase of life insurance	(2,996)	—
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	16,986	(9,811)
FINANCING ACTIVITIES:
Net (decrease/increase in deposits	(20,807)	10,165
Net increase in overnight borrowings	—	—
Repayments of Federal Home Loan Bank advances	(1,229)	(3,221)
Redemption of preferred stock	(14,341)	(7,172)
Repurchase of warrants	(109)	—
Cash dividends paid on preferred stock	(112)	(465)
Cash dividends paid on common stock	(887)	(882)
Sales of shares (DRIP Program)	82	80
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(37,403)	(1,495)
Net decrease in cash and cash equivalents	(8,290)	(2,303)
Cash and cash equivalents at beginning of period	43,053	62,687
Cash and cash equivalents at end of period	$34,763	$60,384

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on form 10-K for the period ended December 31, 2011 for Peapack-Gladstone Financial Corporation (the “Corporation”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2012 and the results of operations for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011.

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

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent of requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans: Loans are considered past due when they are not paid in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonable assured, loans are returned to accrual status. Mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Corporation’s loans are secured by real estate in the State of New Jersey.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charges against the allowance when Management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

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

All loans are individually evaluated for impairment when loans are classified as substandard by Management. If a loan is considered impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less estimated disposition costs if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment while they are performing assets. If and when a residential mortgage is placed on nonaccrual status and in the process of collections, such as through a foreclosure action, then they are evaluated for impairment on a individual basis and the loan is reported, net, at the fair value of the collateral less estimated disposition costs.

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

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio segments have been identified:

a)	Primary Residential Mortgage – represents all loans collateralized by the borrower’s primary residence. These are closed-end loans secured by 1-4 family residential properties that are secured by first liens. The Bank retains in its portfolio most conventional mortgage loans that have maturities of 15 years or less and generally sells most loans with maturities greater than 15 years. The Bank does not engage in sub-prime lending.
b)	Home Equity Lines of Credit – These are revolving, open-end loans secured by 1-4 family residential properties and extended under lines of credit.
c)	Junior Lien Loan on Residence – These are closed-end loans secured by 1-4 family residential properties that are secured by junior liens.
d)	Multifamily Property – These are loans secured by multifamily (5 or more) residential properties.
e)	Owner-Occupied Commercial Real Estate – These are loans secured by owner-occupied nonfarm nonresidential properties.
f)	Investment Commercial Real Estate – These are loans secured by nonfarm nonresidential properties that are not owner-occupied.
g)	Commercial and Industrial – These are commercial and industrial loans not secured by real estate.
h)	Farmland – These are farm residential loans and other improvements on farmland.
i)	Agricultural Production – These are loans to finance agricultural production and other loans to farmers.
j)	Commercial Construction – These are loans for construction, land development and other land loans.
k)	Consumer and Other – These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previously mentioned loan segments.

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

For the three months ended June 30, 2012 and 2011, the Corporation recorded total compensation cost for stock options of $84 thousand and $105 thousand respectively, with a recognized tax benefit of $15 thousand for the quarter ended June 30, 2012 and $18 thousand for the June 30, 2011 quarter. The Corporation recorded total compensation cost for stock options for the six months ended June 30, 2012 and 2011, of $169 thousand and $212 thousand, respectively, with a recognized tax benefit of $30 thousand for the six months ended June 30, 2012 and $36 thousand for the six months ended June 30, 2011.

There was approximately $679 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at June 30, 2012. That cost is expected to be recognized over a weighted average period of 1.5 years.

For the Corporation’s stock option plans, changes in options outstanding during the six months ended June 30, 2012 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2012	577,782	$23.45
Granted during 2012	62,360	11.00
Exercised during 2012	(190)	13.53
Expired during 2012	(11,437)	25.54
Forfeited during 2012	(718)	15.35
Balance, June 30, 2012	627,797	$22.19	4.54 years	$610
Vested and expected to vest (1)	598,842	$22.69	4.54 years	$419
Exercisable at June 30, 2012	455,827	$25.59	3.04 years	$80

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2012 and the exercise price, multiplied by the number of in-the-money options). The Corporation’s closing stock price on June 30, 2012 was $15.51.

For the second quarter of 2012, the per share weighted-average fair value of stock options granted was $5.53 as compared to $4.65 for the same quarter of 2011. The per share weighted-average fair value of stock options granted during the first six months of 2012 and 2011 was $3.90 and $3.92, respectively on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Dividend Yield	1.29%	1.70%	1.47%	1.51%
Expected volatility	39%	38%	39%	30%
Expected life	7 years	7 years	7 years	7 years
Risk-free interest rate	1.46%	2.84%	1.43%	2.04%

In January 2012 and 2011, the Corporation issued 36,263 and 28,732 restricted stock awards, respectively, at a fair value equal to the market price of the Corporation’s common stock at a date of the grant. The awards vest 40 percent after two years and 20 percent each year thereafter until fully vesting on the fifth anniversary of the grant date. The Corporation recorded total compensation cost for restricted stock awards of $110 thousand for the second quarter of 2012 and $66 thousand for the same quarter of 2011. For the six months ended June 30, 2012 and 2011, the Corporation recorded total compensation cost for restricted stock awards of $221 thousand and $124 thousand, respectively.

As of June 30, 2012, there was approximately $900 thousand of unrecognized compensation cost related to non-vested restricted stock awards granted under the Corporation’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

Changes in non-vested, restricted common shares for 2012 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2012	84,725	$13.46
Granted during 2012	36,263	10.72
Vested during 2012	(22,393)	10.75
Balance, June 30, 2012	98,595	$13.07

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2012	2011	2012	2011

Net income to common shareholders	$2,723	$1,949	$5,332	$3,520

Basic weighted-average common shares outstanding	8,775,111	8,739,444	8,773,188	8,737,717
Plus: common stock equivalents	45,767	252	33,653	501
Diluted weighted-average common shares outstanding	8,820,878	8,739,696	8,806,841	8,738,218
Net income per common share
Basic	$0.31	$0.22	$0.61	$0.40
Diluted	0.31	0.22	0.61	0.40

Stock options and restricted stock totaling 570,301 and 591,635 shares were not included in the computation of diluted earnings per share in the second quarters of 2012 and 2011, respectively, because they were considered antidilutive. Stock options and restricted stock totaling 595,018 and 574,995 shares were not included in the computation of diluted earnings per share in the six months ended June 30, 2012 and 2011, respectively, because they were considered antidilutive.

Income Taxes: The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2008 or by New Jersey tax authorities for years prior to 2007.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Corporation did not have any amounts accrued for interest and penalties at June 30, 2012.

Reclassification: Certain reclassifications may have been made in the prior periods’ financial statements in order to conform to the 2012 presentation.

2.	INVESTMENT SECURITIES HELD TO MATURITY

A summary of amortized cost and estimated fair value of investment securities held to maturity included in the consolidated statements of condition as of June 30, 2012 and December 31, 2011 follows:

	June 30, 2012
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
(In thousands)	Amount	Gains	Losses	Value
Mortgage-backed securities – residential	$56,849	$1,755	$—	$58,604
State and political subdivisions	19,483	22	—	19,505
Trust preferred pooled securities	8,447	2,380	(4,309)	6,518
Total	$84,779	$4,157	$(4,309)	$84,627

	December 31, 2011
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
(In thousands)	Amount	Gains	Losses	Value
Mortgage-backed securities – residential	$67,394	$1,393	$(1)	$68,786
State and political subdivisions	24,608	52	—	24,660
Trust preferred pooled securities	8,717	2,170	(4,906)	5,981
Total	$100,719	$3,615	$(4,907)	$99,427

The following tables present the Corporation’s investment securities held to maturity with continuous unrealized losses and the estimated fair value of these investments as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Trust preferred pooled securities	$—	$—	$3,232	$(4,309)	$3,232	$(4,309)
Total	$—	$—	$3,232	$(4,309)	$3,232	$(4,309)

	December 31, 2011
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities-
residential	$3,194	$(1)	$—	$—	$3,194	$(1)
Trust preferred pooled securities	—	—	2,729	(4,906)	2,729	(4,906)
Total	$3,194	$(1)	$2,729	$(4,906)	$5,923	$(4,907)

The trust preferred pooled securities within the Corporation’s held to maturity investment portfolio are collateralized by trust preferred securities issued primarily by individual bank holding companies, but also by insurance companies and real estate investment trusts. There has been little or no active trading in these securities for several years; therefore the Corporation has determined these securities to be illiquid and fair value was calculated by utilizing non-binding broker quotes. As of December 31, 2008, to estimate fair value, and determine whether the securities were other-than-temporarily impaired, the Corporation retained and worked with a third party to review the issuers (the collateral) underlying each of the securities. Among the factors analyzed were the issuers’ profitability, credit quality, asset mix, capital adequacy, leverage and liquidity position, as well as an overall assessment of credit, profitability and capital trends within the portfolio’s issuer universe. These factors provided an assessment of the portion of the collateral of each security which was likely to default in future periods. The cash flows associated with the collateral likely to default, together with the cash flows associated with collateral which had already deferred or defaulted, were then eliminated. In addition, the Corporation assumed constant rates of default in excess of those based upon the historic performance of the underlying collateral. The resulting cash flows were then discounted to the current period to determine fair value for each security. The discount rate utilized was based on a risk-free rate (LIBOR) plus spreads appropriate for the product, which include consideration of liquidity and credit uncertainty.

Each quarter since December 2008, to periodically assess the credit assumptions and related input data that could affect the cash flows of each security, Management compared actual deferrals and defaults to the assumed deferrals and defaults included in the valuation model.

As of each year end since December 2008, the Corporation again worked with a third party to model the securities and review its cash flows. The modeling process and related assumptions were similar to the process and related assumptions employed as of December 31, 2008. No additional impairment charges were recorded for the three and six months ended June 30, 2012.

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

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of June 30, 2012 and December 31, 2011 follows:

	June 30, 2012
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$32,400	$209	$—	$32,609
Mortgage-backed securities – residential	184,969	5,140	(14)	190,095
State and political subdivisions	27,698	1,225	—	28,923
Other securities	5,999	73	(595)	5,477
Marketable equity securities	210	4	—	214
Total	$251,276	$6,651	$(609)	$257,318

	December 31, 2011
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$46,729	$149	$—	$46,878
Mortgage-backed securities – residential	232,240	4,891	(147)	236,984
State and political subdivisions	28,539	1,314	(2)	29,851
Other securities	5,999	40	(832)	5,207
Marketable equity securities	593	7	—	600
Total	$314,100	$6,401	$(981)	$319,520

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities -
residential	$708	$(6)	$89	$(8)	$797	$(14)
Other securities	—	—	2,404	(595)	2,404	(595)
Total	$708	$(6)	$2,493	$(603)	$3,201	$(609)

	December 31, 2011
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities-
residential	$32,931	$(120)	$317	$(27)	$33,248	$(147)
State and political subdivisions	736	(2)	—	—	736	(2)
Other securities	—	—	2,167	(832)	2,167	(832)
Total	$33,667	$(122)	$2,484	$(859)	$36,151	$(981)

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

At June 30, 2012, the unrealized loss on other securities, $595 thousand, is related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security, a single-issuer trust preferred security, was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at June 30, 2012.

4.	LOANS

Loans outstanding, by general ledger classification, as of June 30, 2012 and December 31, 2011, consisted of the following:

		% of		% of
	June 30,	Total	December 31,	Total
(In thousands)	2012	Loans	2011	Loans
Residential mortgage	$526,726	47.61%	$498,482	48.01%
Commercial mortgage	384,289	34.73	330,559	31.84
Commercial loans	116,493	10.53	123,845	11.93
Construction loans	6,804	0.62	13,713	1.32
Home equity lines of credit	49,057	4.43	50,291	4.84
Consumer loans, including fixed
rate home equity loans	20,885	1.89	19,439	1.87
Other loans	2,128	0.19	2,016	0.19
Total loans	$1,106,382	100.00%	$1,038,345	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of June 30, 2012 and December 31, 2011:

		% of		% of
	June 30,	Total	December 31,	Total
(In thousands)	2012	Loans	2011	Loans
Primary residential mortgage	$540,043	48.96%	$511,418	49.40%
Home equity lines of credit	49,057	4.45	50,394	4.87
Junior lien loan on residence	12,773	1.16	13,053	1.26
Multifamily property	126,515	11.47	104,056	10.05
Owner-occupied commercial real estate	105,149	9.53	107,852	10.42
Investment commercial real estate	228,344	20.70	186,998	18.06
Commercial and industrial	21,022	1.90	29,825	2.88
Secured by farmland	210	0.02	—	N/A
Agricultural production loans	16	N/A	18	N/A
Commercial construction loans	6,798	0.62	19,208	1.85
Consumer and other loans	13,135	1.19	12,516	1.21
Total loans	$1,103,062	100.00%	$1,035,338	100.00%
Net deferred fees	3,320		3,007
Total loans including net deferred costs	$1,106,382		$1,038,345

Included in the totals above for June 30, 2012 are $355 thousand of unamortized discount as compared to $691 thousand of unamortized discount for December 31, 2011.

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of June 30, 2012 and December 31, 2011:

June 30, 2012
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary
residential
mortgage	$8,868	$430	$531,175	$2,172	$540,043	$2,602
Home equity lines
of credit	98	—	48,959	208	49,057	208
Junior lien loan
on residence	466	—	12,307	55	12,773	55
Multifamily
property	107	—	126,408	839	126,515	839
Owner-occupied
commercial
real estate	10,686	554	94,463	2,864	105,149	3,418
Investment commercial
real estate	5,687	384	222,657	4,400	228,344	4,784
Commercial and
industrial	746	46	20,276	871	21,022	917
Secured by farmland	—	—	210	3	210	3
Agricultural
production	—	—	16	1	16	1
Commercial
construction	—	—	6,798	234	6,798	234
Consumer and
other	—	—	13,135	77	13,135	77
Unallocated	—	—	—	548	—	548
Total ALLL	$26,658	$1,414	$1,076,404	$12,272	$1,103,062	$13,686

December 31, 2011
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary
residential
mortgage	$8,878	$345	$502,540	$2,069	$511,418	$2,414
Home equity lines
of credit	489	—	49,905	204	50,394	204
Junior lien loan
on residence	680	9	12,373	55	13,053	64
Multifamily
property	550	52	103,506	653	104,056	705
Owner-occupied
commercial
real estate	9,054	322	98,798	2,786	107,852	3,108
Investment commercial
real estate	5,986	509	181,012	3,672	186,998	4,181
Commercial and
industrial	576	51	29,249	1,240	29,825	1,291
Agricultural
production	—	—	18	1	18	1
Commercial
construction	—	—	19,208	669	19,208	669
Consumer and
other	—	—	12,516	78	12,516	78
Unallocated	—	—	—	508	—	508
Total ALLL	$26,213	$1,288	$1,009,125	$11,935	$1,035,338	$13,223

Impaired loans include nonaccrual loans of $19.0 million at June 30, 2012 and $18.9 million at December 31, 2011. Impaired loans also include performing commercial mortgage and commercial troubled debt restructured loans of $6.1 million at June 30, 2012 and $7.3 million at December 31, 2011. The allowance allocated to troubled debt restructured loans which are nonaccrual totaled $300 thousand as of June 30, 2012 and $280 thousand at December 31, 2011, respectively. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of June 30, 2012. The Corporation has not committed to lend additional amounts as of June 30, 2012 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011:

June 30, 2012
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$7,895	$5,647	$—	$6,514	$50
Multifamily property	264	107	—	337	—
Owner-occupied commercial real estate	9,313	7,844	—	7,736	127
Investment commercial real estate	1,183	738	—	895	3
Commercial and industrial	723	656	—	634	16
Home equity lines of credit	98	98	—	346	5
Junior lien loan on residence	655	466	—	774	—
Total loans with no related allowance	$20,131	$15,556	$—	$17,236	$201
With related allowance recorded:
Primary residential mortgage	$3,409	$3,221	$430	$2,893	$40
Owner-occupied commercial real estate	3,291	2,842	554	1,729	19
Investment commercial real estate	4,949	4,949	384	4,949	162
Commercial and industrial	90	90	46	99	4
Junior lien loan on residence	—	—	—	—	7
Total loans with related allowance	$11,739	$11,102	$1,414	$9,670	$232
Total loans individually evaluated for
impairment	$31,870	$26,658	$1,414	$26,906	$433

December 31, 2011
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$7,586	$5,844	$—	$4,721	$87
Multifamily property	312	286	—	243	—
Owner-occupied commercial real estate	10,630	7,049	—	5,575	158
Investment commercial real estate	397	299	—	322	20
Commercial and industrial	475	475	—	433	24
Home equity lines of credit	595	489	—	66	18
Junior lien loan on residence	682	555	—	453	9
Total loans with no related allowance	$20,677	$14,997	$—	$11,813	$316
With related allowance recorded:
Primary residential mortgage	$3,083	$3,034	$345	$1,496	$99
Multifamily property	264	264	52	71	13
Owner-occupied commercial real estate	2,020	2,005	322	1,254	66
Investment commercial real estate	5,979	5,687	509	2,865	373
Commercial and industrial	101	101	51	495	9
Junior lien loan on residence	138	125	9	128	—
Commercial construction	—	—	—	995	—
Total loans with related allowance	$11,585	$11,216	$1,288	$7,304	$560
Total loans individually evaluated for
impairment	$32,262	$26,213	$1,288	$19,117	$876

The Corporation did not recognize any income on nonaccruing impaired loans for the three and six months ended June 30, 2012.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$7,273	$—
Home equity lines of credit	98	—
Junior lien loan on residence	217	—
Multifamily property	107	—
Owner-occupied commercial real estate	10,279	—
Investment commercial real estate	737	—
Commercial and industrial	300	—
Total	$19,011	$—

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

The following tables present the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011 by class of loans, excluding nonaccrual loans:

June 30, 2012
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,490	$470	$—	$1,960
Junior lien loan on residence	—	28	—	28
Investment commercial real estate	605	238	—	843
Consumer and other	5	—	—	5
Total	$2,100	$736	$—	$2,836

December 31, 2011
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$4,857	$898	$—	$5,755
Home equity lines of credit	565	19	—	584
Junior lien loan on residence	399	—	—	399
Multifamily property	395	—	—	395
Owner-occupied commercial real estate	3,381	—	—	3,381
Investment commercial real estate	242	—	—	242
Commercial and industrial	368	—	345	713
Commercial construction	500	—	—	500
Consumer and other	8	—	—	8
Total	$10,715	$917	$345	$11,977

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. The risk rating analysis of loans is performed (i) when the loan is initially underwritten, (ii) annually for loans in excess of $500,000, (iii) on a random quarterly basis from either internal reviews with the Senior Credit Officer or externally through an independent loan review firm, or (iv) whenever Management otherwise identifies a potentially negative trend or issue relating to a borrower. In addition, for all loan types, the Corporation evaluates credit quality based on the aging status of the loan, which was previously presented.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of June 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$529,663	$2,200	$8,180	$—
Home equity lines of credit	48,959	—	98	—
Junior lien loan on residence	12,264	43	466	—
Multifamily property	125,380	641	494	—
Farmland	210	—	—	—
Owner-occupied commercial real estate	82,038	5,135	17,976	—
Investment commercial real estate	193,247	16,047	19,050	—
Agricultural production loans	16	—	—	—
Commercial and industrial	19,491	693	838	—
Commercial construction	5,194	1,604	—	—
Consumer and other loans	12,649	486	—	—
Total	$1,029,111	$26,849	$47,102	$—

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$496,815	$5,437	$9,166	$—
Home equity lines of credit	49,905	—	489	—
Junior lien loan on residence	12,244	129	680	—
Multifamily property	102,948	163	945	—
Owner-occupied commercial real estate	81,797	9,524	16,531	—
Investment commercial real estate	157,579	9,599	19,820	—
Agricultural production loans	18	—	—	—
Commercial and industrial	28,020	835	970	—
Commercial construction	18,474	234	500	—
Consumer and other loans	12,021	495	—	—
Total	$959,821	$26,416	$49,101	$—

At June 30, 2012, $26.7 million of the $47.1 million of the substandard loans were also considered impaired as compared to December 31, 2011, when $26.2 million of the $49.1 million of the substandard loans were also impaired.

The activity in the allowance for loan losses for the three months ended June 30, 2012 is summarized below:

	April 1,				June 30,
	2012				2012
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,533	$(427)	$1	$495	$2,602
Home equity lines of credit	203	—	—	5	208
Junior lien loan on residence	59	(1)	4	(7)	55
Multifamily property	789	(21)	—	71	839
Farmland	3	—	—	—	3
Owner-occupied commercial real estate	3,544	(804)	13	665	3,418
Investment commercial real estate	4,341	—	9	434	4,784
Agricultural production loans	1	—	—	—	1
Commercial and industrial	1,044	(67)	2	(62)	917
Commercial construction	360	(19)	—	(107)	234
Consumer and other loans	74	(3)	3	3	77
Unallocated	545	—	—	3	548
Total ALLL	$13,496	$(1,342)	$32	$1,500	$13,686

The activity in the allowance for loan losses for the six months ended June 30, 2012 is summarized below:

	January 1,				June 30,
	2012				2012
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,414	$(988)	$1	$1,175	$2,602
Home equity lines of credit	204	(91)	—	95	208
Junior lien loan on residence	64	(57)	4	44	55
Multifamily property	705	(375)	—	509	839
Farmland	—	—	—	3	3
Owner-occupied commercial real estate	3,108	(916)	126	1,100	3,418
Investment commercial real estate	4,181	(56)	9	650	4,784
Agricultural production loans	1	—	—	—	1
Commercial and industrial	1,291	(112)	4	(266)	917
Commercial construction	669	(72)	—	(363)	234
Consumer and other loans	78	(20)	6	13	77
Unallocated	508	—	—	40	548
Total ALLL	$13,223	$(2,687)	$150	$3,000	$13,686

The activity in the allowance for loan losses for the three months ended June 30, 2011 is summarized below:

	April 1,				June 30,
	2011				2011
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$1,574	$(115)	$—	$204	$1,663
Home equity lines of credit	174	—	—	11	185
Junior lien loan on residence	207	(1)	14	(12)	208
Multifamily property	367	—	—	96	463
Farmland	—	—	—	—	—
Owner-occupied commercial real estate	3,387	(1,555)	39	1,650	3,521
Investment commercial real estate	4,712	(618)	1	4	4,099
Agricultural production loans	—	—	—	—	—
Commercial and industrial	2,451	(29)	24	(47)	2,399
Commercial construction	903	(86)	—	(23)	794
Consumer and other loans	90	(4)	—	13	99
Unallocated	521	—	—	104	625
Total ALLL	$14,386	$(2,408)	$78	$2,000	$14,056

The activity in the allowance for loan losses for the six months ended June 30, 2011 is summarized below:

	January 1,				June 30,
	2011				2011
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$1,502	$(287)	$—	$448	$1,663
Home equity lines of credit	160	(60)	—	85	185
Junior lien loan on residence	228	(13)	14	(21)	208
Multifamily property	303	(26)	8	178	463
Farmland	—	—	—	—	—
Owner-occupied commercial real estate	2,777	(1,555)	39	2,260	3,521
Investment commercial real estate	4,759	(1,691)	1	1,030	4,099
Agricultural production loans	—	—	—	—	—
Commercial and industrial	2,719	(96)	26	(250)	2,399
Commercial construction	1,246	(586)	11	123	794
Consumer and other loans	66	(11)	—	44	99
Unallocated	522	—	—	103	625
Total ALLL	$14,282	$(4,325)	$99	$4,000	$14,056

Troubled Debt Restructurings:

The Corporation has allocated $709 thousand and $707 thousand of specific reserves, on accruing TDR’s, to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the six month period ending June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower that the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending June 30, 2012:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$260	$260
Junior lien on residence	—	—	—
Owner-occupied commercial real estate	—	—	—
Total	4	$260	$260

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2012:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	4	$610	$610
Junior lien on residence	1	249	249
Owner-occupied commercial real estate	1	2,197	2,197
Total	6	$3,056	$3,056

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses. In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructuring during the quarter ended June 30, 2012. The primary residential mortgages were modified by reducing the interest rates. The junior lien on residence loan was modified through the deferral of certain scheduled principal payments. The owner-occupied commercial real estate loan was modified through a rate change, revised amortization and partial forgiveness of principal, which had previously been charged off.

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

The following table presents loans by class modified as troubled debt restructurings on accrual as of June 30, 2012:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Specific
(Dollars in thousands)	Contracts	Investment	Investment	Reserves
Primary residential mortgage	4	$1,596	$1,596	$279
Junior lien on residence	1	249	249	—
Owner-occupied commercial real estate	1	406	406	—
Investment commercial real estate	1	4,949	4,949	384
Commercial and industrial	3	447	447	46
Total	10	$7,647	$7,647	$709

There are nine loans totaling $6.1 million that have been categorized as troubled debt restructurings that are also included in loans that are on nonaccrual. Four of these loans consist of owner-occupied commercial real estate and total $5.2 million. Four are residential first mortgages totaling $598 thousand and one is a commercial mortgage totaling $299 thousand on a mixed use investment property.

The following table presents loans by class modified as troubled debt restructurings from July 1, 2011 through June 30, 2012 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands	Contracts	Investment
Owner-occupied commercial real estate	1	$406
Total	1	$406

For troubled debt restructured loans identified during the quarter ended June 30, 2012, there were no payment defaults during the three months ended June 30, 2012.

The terms of certain other potential problem loans were modified during the three month period ending June 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment at June 30, 2012 of $2.0 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy.

5.	FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $16.5 million and $17.7 million at June 30, 2012 and December 31, 2011, respectively, with a weighted average interest rate of 3.51 percent and 3.50 percent, respectively. At June 30, 2012 advances totaling $451 thousand with a weighted average interest rate of 3.73 percent were amortizing advances with monthly payments of principal and interest. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $58.3 million at June 30, 2012.

Also at June 30, 2012, the Corporation had $16.0 million in variable rate advances, with a weighted average interest rate of 3.45 percent, that are noncallable for one, two or three years and then callable quarterly with final maturities of five, seven or ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $17.0 million at June 30, 2012.

There were no overnight borrowings at June 30, 2012 and December 31, 2011. Overnight borrowings from the FHLB averaged $19.6 million with a weighted average interest rate of 0.37 percent for the six months ended June 30, 2012.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2012	$4,233
2013	218
2014	—
2015	—
2016	—
Over 5 years	12,000
Total	$16,451

6.	BUSINESS SEGMENTS

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$12,070	$833	$12,903
Noninterest income	1,351	3,320	4,671
Total income	13,421	4,153	17,574

Provision for loan losses	1,500	—	1,500
Salaries and benefits	5,060	1,348	6,408
Premises and equipment expense	2,263	150	2,413
Other noninterest expense	1,863	1,020	2,883
Total noninterest expense	10,686	2,518	13,204
Income before income tax expense	2,735	1,635	4,370
Income tax expense	1,030	617	1,647
Net income	$1,705	$1,018	$2,723

	Three Months Ended June 30, 2011
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$11,315	$868	$12,183
Noninterest income	1,427	2,897	4,324
Total income	12,742	3,765	16,507

Provision for loan losses	2,000	—	2,000
Salaries and benefits	4,616	1,201	5,817
Premises and equipment expense	2,218	168	2,386
Other noninterest expense	1,796	1,036	2,832
Total noninterest expense	10,630	2,405	13,035
Income before income tax expense	2,112	1,360	3,472
Income tax expense	802	502	1,304
Net income	$1,310	$858	$2,168

	Six Months Ended June 30, 2012
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$24,105	$1,689	$25,794
Noninterest income	2,826	6,568	9,394
Total income	26,931	8,257	35,188

Provision for loan losses	3,000	—	3,000
Salaries and benefits	9,935	2,586	12,521
Premises and equipment expense	4,455	289	4,744
Other noninterest expense	3,558	1,961	5,519
Total noninterest expense	20,948	4,836	25,784
Income before income tax expense	5,983	3,421	9,404
Income tax expense	2,289	1,309	3,598
Net income	$3,694	$2,112	$5,806

Total assets for period end	$1,577,237	$1,368	$1,578,605

	Six Months Ended June 30, 2011
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$22,641	$1,763	$24,404
Noninterest income	2,812	5,681	8,493
Total income	25,453	7,444	32,897

Provision for loan losses	4,000	—	4,000
Salaries and benefits	9,381	2,409	11,790
Premises and equipment expense	4,392	344	4,736
Other noninterest expense	3,566	2,186	5,752
Total noninterest expense	21,339	4,939	26,278
Income before income tax expense	4,114	2,505	6,619
Income tax expense	1,436	874	2,310
Net income	$2,678	$1,631	$4,309

Total assets for period end	$1,509,446	$1,294	$1,510,740

7.	FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability I an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:	Significant other observable inputs other that Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing as asset or liability.

The Corporation used the following methods and significant assumptions to estimate the fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities (Trust Preferred Pooled Securities, held to maturity) are determined by Management based on non-binding broker quotes. Discussions are regularly held with third-party brokers and other third-party experts to validate the estimated fair value for these Level 3 securities.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as, the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, Management compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis
	Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$32,609	$—	$32,609	$—
Mortgage-backed securities-
residential	190,095	] —	190,095	—
State and political subdivisions	28,923	—	28,923	—
Other securities	2,404	—	2,404	—
CRA investment fund	3,073	—	3,073	—
Marketable equity securities	214	214	—	—
Total	$257,318	$214	$257,104	$—

	December 31,
(In thousands)	2011
Assets:
Available for sale:
U.S. government-sponsored
entities	$46,878	$—	$46,878	$—
Mortgage-backed securities-
residential	236,984	—	236,984	—
State and political subdivisions	29,851	—	29,851	—
Other securities	2,167	—	2,167	—
CRA investment fund	3,040	—	3,040	—
Marketable equity securities	600	600	—	—
Total	$319,520	$600	$318,920	$—

Loans held for sale totaled $2.3 million and $2.8 million as of June 30, 2012 and December 31, 2011, respectively, and were determined to be Level 2.

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2012.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis
	Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential
mortgage	$1,195	$—	$—	$1,195
Owner-occupied
commercial mortgage	1,989	—	—	1,989

	December 31,
(In thousands)	2011
Assets:
Impaired loans:
Primary residential
mortgage	$1,462	$—	$—	$1,462
Owner-occupied
commercial mortgage	1,303	—	—	1,303
Investment commercial
real estate	228	—	—	228
Multifamily	212	—	—	212
Junior lien on residence	117	—	—	117

OREO	2,135	—	—	2,135

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $4.2 million, with a valuation allowance of $1.4 million at June 30, 2012. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $4.6 million, with a valuation allowance of $1.3 million at December 31, 2011.

The carrying amounts and estimated fair values of financial instruments at June 30, 2012 are as follows:

		Fair Value Measurements at June 30, 2012 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$34,763	$31,574	$3,189	$—	$34,763
Investment securities, held to maturity	84,779	—	78,110	6,517	84,627
Securities available for sale	257,318	214	257,104	—	257,318
FHLB and FRB stock	4,818	—	—	—	N/A
Loans held for sale	2,259	—	2,259	—	2,259
Loans, net of allowance for loan losses	1,092,696	—	—	1,091,409	1,091,409
Accrued interest receivable	3,447	—	1,105	2,342	3,447
Financial liabilities
Deposits	$1,423,085	$1,229,024	$196,334	$—	$1,425,358
Federal home loan bank advances	16,451	—	16,451	—	16,451
Accrued interest payable	381	45	336	—	381

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 are as follows:

	December 31, 2011
	Carrying	Fair
(In thousands)	Amount	Value
Financial assets
Cash and cash equivalents	$43,053	$43,053
Investment securities, held to maturity	100,719	99,427
Securities available for sale	319,520	319,520
FHLB and FRB stock	4,569	N/A
Loans held for sale	2,841	2,841
Loans, net of allowance for loan losses	1,025,122	1,034,541
Accrued interest receivable	4,078	4,078
Financial liabilities
Deposits	$1,443,892	$1,446,778
Overnight borrowings	—	—
Federal home loan bank advances	17,680	19,100
Accrued interest payable	460	460

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

Deposits: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date, (i.e., the carrying amount) resulting in a Level 1 classification. The carrying amounts of certificates of deposit approximate the fair values at the reporting date resulting in Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

8.	OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
FDIC assessment	$290	$397	$642	$1,001
Trust department expense	459	426	854	931
Professional and legal fees	253	274	486	572
Loan expense	321	193	505	291
Other operating expenses	1,560	1,542	3,032	2,957
Total other operating expenses	$2,883	$2,832	$5,519	$5,752

9.	PREFERRED STOCK

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

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the three months ended June 30, 2012:

	Balance at	Current	Balance at
(In thousands)	March 31, 2012	Quarter Change	June 30, 2012
Unrealized gains on securities
available for sale	$2,913	$661	$3,574
Other-than-temporary impairment on
securities held to maturity and
securities transferred from
available for sale to held to maturity	(3,069)	33	(3,035)
Total	$156	$695	$539

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the six months ended June 30, 2012:

	Balance at	Current	Balance at
(In thousands)	December 31, 2011	Year Change	June 30, 2012
Unrealized gains on securities
available for sale	$3,206	$368	$3,574
Other-than-temporary impairment on
securities held to maturity and
securities transferred from
available for sale to held to maturity	(3,102)	67	(3,035)
Total	$104	$435	$539

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-then-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Corporation intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Corporation recognized no other-than-temporary impairment charges in the three or six months ended June 30, 2012 and 2011.

EXECUTIVE SUMMARY: The Corporation recorded net income of $2.7 million and $2.2 million for the second quarters of 2012 and 2011, respectively, an increase of $555 thousand or 25.6 percent from the prior period to the current period. Diluted earnings per common share were $0.31 in the second quarter of 2012 as compared to diluted earnings per common share, after giving effect for the dividend paid on our then outstanding Series A preferred stock, of $0.22 in the same quarter of 2011. The annualized return on average assets was 0.69 percent and annualized return on average common equity was 9.65 percent for the second quarter of 2012. The increase in 2012 earnings per share was due to an increase in net interest income, trust fee income and gain on sale of loans, a decline in the provision for loan losses and a decline in the dividends and accretion on preferred stock as a result of the 2012 redemption of the remaining preferred shares issued under the Treasury’s CPP, offset by an increase in operating expense.

For the second quarter of 2012, net interest income, on a fully tax-equivalent basis, was $13.1 million as compared to $12.3 million for the same quarter of 2011, an increase of $720 thousand or 5.8 percent. The net interest margin, on a fully tax-equivalent basis, was 3.52 percent and 3.49 percent for the quarters ended June 30, 2012 and 2011, respectively.

Average loans totaled $1.10 billion for the second quarter of 2012, increasing $132.9 million or 13.7 percent from $968.2 million for the same quarter of 2011. The yield on loans was 4.40 percent and 4.82 percent for the second quarters of 2012 and 2011, respectively, a decline of 42 basis points from the 2011 quarter to the 2012 quarter.

For the three months ended June 30, 2012, average deposits were $1.42 billion as compared to $1.36 billion for the same quarter of 2011, rising $58.6 million or 4.3 percent. The average cost of interest-bearing deposits for the second quarter of 2012 was 0.33 percent, as compared to 0.58 percent for the same quarter in 2011, a decline of 25 basis points.

For the six months ended June 30, 2012, the Corporation recorded net income of $5.8 million, an increase of $1.5 million or 34.7 percent over the $4.3 million recorded in the same period in 2011. Diluted earnings per common share, after giving effect for the preferred dividend, were $0.61 and $0.40 in the first half of 2012 and 2011, respectively. The annualized return on average assets was 0.73 percent and annualized return on average common equity was 9.56 percent for the six months ended June 30, 2012. The increase in the year-to-date 2012 earnings per share was due to an increase in net interest income, trust fee income and gain on sale of loans, a decline in the provision for loan losses and a decline in the dividends and accretion on preferred stock as a result of the 2012 redemption of the remaining preferred shares issued under the Treasury’s CPP, offset by an increase in operating expense.

Net interest income, on a fully tax-equivalent basis, for the six months ended June 30, 2012, was $26.1 million as compared to $24.7 million for the same period in 2011, an increase of $1.4 million or 5.7 percent. The net interest margin, on a fully tax-equivalent basis, was 3.53 percent and 3.51 percent for the six months ended June 30, 2012 and 2011, respectively.

For the first half of 2012 and 2011, average loans totaled $1.08 billion and $952.7 million increasing $124.3 million or 13.0 percent from the 2011 period. The yield on loans declined 46 basis points to 4.46 percent for the six months ended June 30, 2012 from 4.92 percent for the same 2011 period.

Average deposits increased $65.4 million, or 4.8 percent, to $1.42 billion for the six months ended June 30, 2012, from $1.35 billion for the same period in 2011. The average cost of interest-bearing deposits for the first half of 2012 was 0.35 percent, as compared to 0.60 percent for the same period in 2011, a decline of 25 basis points.

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

EARNINGS ANALYSIS

NET INTEREST INCOME: The Corporation recorded net interest income, on a tax-equivalent basis, of $13.1 million for the second quarter of 2012 as compared to $12.3 million for the same quarter of 2011, an increase of $720 thousand or 5.8 percent. The net interest margin was 3.52 percent and 3.49 percent for the second quarters of 2012 and 2011, respectively. During the second quarter of 2012, rates were lower on new loans, compared to the rates on loans that are maturing or paying down; however, the growth in the loan portfolio contributed to a steady margin. Additionally, the Corporation continued to lower average funding costs in core deposits, and, to a lesser extent, certificates of deposits repriced at lower market rates or transferred to other, lower-costing deposit products.

Average investments, federal funds sold and interest-earning deposits declined $64.4 million, or 14.5 percent, totaling $380.3 million for the second quarter of 2012, from the $444.8 million recorded for the second quarter in 2011. The decline in these categories primarily funded loan growth.

For the three months ended June 30, 2012, loans averaged $1.10 billion as compared to $968.2 million for the same period in 2011, increasing $132.9 million, or 13.7 percent, when compared to the same quarter in 2011. Much of the growth was in mortgages as the residential mortgage portfolio averaged $530.6 million for the second quarter of 2012, increasing $91.8 million or 20.9 percent over the same quarter of 2011 and the commercial mortgage portfolio increased $57.3 million, or 18.3 percent, from the year ago period, averaging $370.2 million for the three months ended June 30, 2012. The Corporation has increased its emphasis on multifamily lending, as well as continuing to provide mortgage loans on a variety of commercial and residential properties to creditworthy borrowers. For the second quarter of 2012, home equity loans averaged $48.8 million, rising $761 thousand or 1.6 percent from the same year ago period. The commercial construction portfolio averaged $11.6 million for the three months ended June 30, 2012, declining $5.1 million, or 30.3 percent, from the same period in 2011, due to the conversion of some loans to permanent loans and also due to the resolution of some problem loans. For the second quarters of 2012 and 2011, the commercial loan portfolio averaged $118.9 million and $131.0 million, respectively, declining $12.1 million, or 9.2 percent, from the prior year, while the installment loans portfolio averaged $20.4 million for the second quarter of 2012 as compared to $20.1 million for the same three months in 2011, an increase of $276 thousand, or 1.4 percent.

Total deposits averaged $1.42 billion for the second quarter of 2012 as compared to $1.36 billion for the same quarter of 2011, increasing $58.6 million, or 4.3 percent. Interest-bearing checking accounts averaged $326.9 million for the second quarter of 2012, as compared to $309.3 million for the same quarter in 2011, an increase of $17.6 million, or 5.7 percent. For the second quarter of 2012, Noninterest-bearing demand deposits averaged $292.5 million, increasing $54.8 million, or 23.1 percent, over the same year ago quarter. Checking growth is attributable to the Corporation’s continued focus on business and personal core deposit growth. Money market accounts averaged $505.5 million and $516.7 million for the second quarters of 2012 and 2011, respectively, decreasing $11.2 million, or 2.2 percent from the 2011 quarter. For the three months ended June 30, 2012, savings accounts averaged almost $100.0 million, increasing $13.8 million or 16.0 percent from the same quarter of 2011.

Overall, the Corporation has seen an increase in savings accounts as customers tend to increase savings in a lower or uncertain interest rate environment, to wait for a higher or a more certain rate environment. For the second quarter of 2012 and 2011, certificates of deposit averaged $192.3 million and $208.7 million, respectively, decreasing $16.4 million, or 7.9 percent, over the 2011 quarter. The Corporation has opted not to pay higher rates on maturing certificates of deposit. The Corporation believes it has ample liquidity from core deposits, principal paydowns on loans and maturing or called investments. Overnight borrowings from the Federal Home Loan Bank of New York averaged $19.6 million and $3.1 million for the second quarters of 2012 and 2011, respectively. Average other borrowings decreased $6.1 million to $17.0 million for the second quarter of 2012, compared to the same quarter of 2011, as maturing borrowings were not replaced.

For the second quarter of 2012, average yields on interest-earning assets, on a tax-equivalent basis, declined 18 basis points to 3.85 percent from 4.03 percent for the second quarter of 2011. Average yields earned on investments securities were 2.35 percent for the three months ended June 30, 2012, as compared to 2.48 percent for the same period in the prior year, a decline of 13 basis points. For the second quarters of 2012 and 2011, average yields on the loan portfolio were 4.40 percent and 4.82 percent, respectively, reflecting a 42 basis point decline. Yields on loans continue to experience downward pressure as competition for quality loans is intense.

The cost of funds, including the effect of noninterest-earning demand deposits, was 0.33 percent and 0.55 percent for the second quarters of 2012 and 2011, respectively, decreasing 22 basis points. The average cost of interest-bearing checking deposits was 0.11 percent in the second quarter of 2012, declining 27 basis points from 0.38 percent in the same quarter in 2011. The cost of money market products averaged 0.20 percent and 0.45 percent for the quarters ended June 30, 2012 and 2011, respectively, declining 0.25 basis points when compared to the same period in 2011. Certificates of deposit costs averaged 1.17 percent, in the second quarter of 2012, declining 20 basis points, from 1.37 percent in the same quarter in 2011.

The effect of the sustained low rate environment on market rates and the Corporation’s repricing of its interest-bearing assets and liabilities contributed to the decline in yields and costs of these assets and liabilities. The growth of the loan portfolio funded by the decline in lower-yielding investments and interest-earning deposits enabled the Corporation to increase the net interest margin from 3.49 percent in the second quarter of 2011 to 3.52 percent for the same quarter of 2012.

For the six months ended June 30, 2012, the Corporation recorded net interest income, on a tax-equivalent basis, of $26.1 million as compared to $24.7 million for the same period a year ago, an increase of 1.4 million or 5.7 percent. The net interest margin was 3.53 percent and 3.51 percent for the first six months of 2012 and 2011, respectively. During the first half of 2012, rates were lower on new loans, compared to the rates on loans that are maturing or paying down; however, the growth in the loan portfolio offset much of this decline and contributed to a steady margin. The Corporation also continued to lower average funding costs in certificates of deposits and core deposits.

Average investments, federal funds sold and interest-earning deposits totaled $401.3 million for the first half of 2012, declining $51.9 million, or 11.5 percent, from the average of $453.2 million for the same 2011 period. The decline in these categories primarily funded loan growth.

Loans averaged almost $1.08 billion for the first half of 2012, increasing $124.3 million or 13.0 percent over $952.7 million averaged for the same period of 2011. Much of the growth in loans year over year was in the residential mortgage and commercial mortgage portfolios, as the Corporation increased its emphasis on multifamily lending, as well as continuing to provide mortgage loans on a variety of commercial and residential properties to creditworthy borrowers. For the six months ended June 30, 2012, the residential mortgage portfolio averaged $521.2 million as compared to $434.1 million for the same 2011 period, an increase of $87.1 million, or 20.1 percent. The commercial mortgage portfolio increased $54.7 million, or 18.3 percent, to $354.1 million for the first half of 2012 when compared to the year ago period. Home equity loans averaged $48.9 million for the six months ended June 30, 2012, rising $1.9 million, or 4.0 percent, from the same 2011 period. When compared to the first six months of 2011, the commercial loan portfolio and the commercial construction portfolio declined $11.8 million and $7.7 million, respectively, averaging $119.7 million and $12.5 million, respectively, for the first half of 2012, due to the resolution of some problem loans and the conversion of construction loans to permanent.

For the six months ended June 30, 2012 and 2011, total deposits averaged $1.42 billion and $1.35 billion, respectively, increasing $65.4 million, or 4.8 percent from one period to the other. Total interest-bearing checking deposits averaged $331.7 million for the first half of 2012 as compared to $303.7 million for the same period in 2012, an increase of $28.0 million, or 9.2 percent. For the first six months of 2012, noninterest-bearing checking deposits averaged $283.8 million, an increase of $53.7 million, or 23.4 percent over the same year ago period. Savings accounts averaged $97.3 million for the six months ended June 30, 2012 as compared to $84.2 million for the same period in 2011, an increase of $13.2 million, or 15.7 percent. The Corporation recorded average money market accounts of $510.9 million and $519.6 million, for the six months ended June 30, 2012 and 2011, respectively, a decrease of $8.6 million, or 1.7 percent from the 2011 period. The Corporation believes it has ample liquidity from core deposits, principal paydowns on loans and maturing or called investments. Overnight borrowings from the Federal Home Loan Bank of New York averaged $19.6 million and $1.9 million for the six months ended June 30, 2012 and 2011, respectively, while other borrowings declined $6.3 million from the year ago period to $17.3 million for the first half of 2012.

On a tax-equivalent basis, average yields on interest-earning assets declined 21 basis points to 3.87 percent for the first six months of 2012 from 4.08 percent for the same 2011 period. Investment securities earned average yields of 2.39 percent for the six months ended June 30, 2012, as compared to 2.49 percent for the same 2011 period, a decrease of 10 basis points. Average yields on the loan portfolio were 4.46 percent for the first half of 2012 as compared to 4.92 percent for the same period of 2011, reflecting a 46 basis point decline.

During the first half of 2012, the Corporation’s cost of funds, including the effect of noninterest-bearing deposits, was 0.34 percent, a decline of 23 basis points from 0.57 percent in the same period of 2011. The average cost of interest-bearing checking deposits was 0.12 percent and 0.39 percent in the six months ended June 30, 2012 and 2011, respectively, declining 27 basis points, while the cost of money market products averaged 0.22 percent and 0.46 percent for the same six months in 2012 and 2011, respectively, declining 0.24 basis points when compared to the same period in 2011. Certificates of deposit costs averaged 1.20 percent in the first half of 2012, declining 19 basis points, from 1.39 percent in the same period in 2011.

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Three Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	June 30, 2012			June 30, 2011
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$312,362	$1,770	2.27%	$375,216	$2,209	2.35%
Tax-exempt (1) (2)	45,556	332	2.92	36,855	347	3.77
Loans held for sale	1,137	18	6.57	510	5	3.78
Loans (2) (3)	1,101,095	12,124	4.40	968,179	11,674	4.82
Federal funds sold	100	—	0.10	100	—	0.25
Interest-earning deposits	22,306	14	0.26	32,598	20	0.24
Total interest-earning assets	1,482,556	14,258	3.85%	1,413,458	14,255	4.03%
Noninterest-earning assets:
Cash and due from banks	5,846			8,231
Allowance for loan losses	(13,990)			(15,086)
Premises and equipment	31,284			33,393
Other assets	76,469			71,868
Total noninterest-earning assets	99,609			98,406
Total assets	$1,582,165			$1,511,864

LIABILILIES:
Interest-bearing deposits:
Checking	$326,920	$90	0.11%	$309,310	$292	0.38%
Money markets	505,532	257	0.20	516,739	577	0.45
Savings	99,958	13	0.05	86,150	56	0.26
Certificates of deposit	192,261	563	1.17	208,697	713	1.37
Total interest-bearing deposits	1,124,671	923	0.33	1,120,896	1,638	0.58
Borrowings	36,586	168	1.84	26,242	198	3.02
Capital lease obligation	9,093	108	4.75	6,410	80	4.98
Total interest-bearing liabilities	1,170,350	1,199	0.41	1,153,548	1,916	0.66
Noninterest-bearing liabilities:
Demand deposits	292,459			237,651
Accrued expenses and
other liabilities	6,438			7,104
Total noninterest-bearing
liabilities	298,897			244,755
Shareholders’ equity	112,918			113,561
Total liabilities and
shareholders’ equity	$1,582,165			$1,511,864
Net interest income
(tax-equivalent basis)		13,059			12,339
Net interest spread			3.44%			3.37%
Net interest margin (4)			3.52%			3.49%
Tax equivalent adjustment		(156)			(156)
Net interest income		$12,903			$12,183

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet
Unaudited
Six Months Ended
(Tax-Equivalent Basis, Dollars in Thousands)

	June 30, 2012			June 30, 2011
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$331,334	$3,822	2.31%	$379,625	$4,478	2.36%
Tax-exempt (1) (2)	47,699	714	2.99	36,224	700	3.86
Loans held for sale	1,370	41	6.00	621	21	6.66
Loans (2) (3)	1,077,028	24,041	4.46	952,712	23,421	4.92
Federal funds sold	100	—	0.10	100	—	0.26
Interest-earning deposits	22,147	31	0.28	37,237	48	0.26
Total interest-earning assets	1,479,678	28,649	3.87%	1,406,519	28,668	4.08%
Noninterest-earning assets:
Cash and due from banks	6,766			8,055
Allowance for loan losses	(13,872)			(15,010)
Premises and equipment	31,518			33,516
Other assets	77,369			71,457
Total noninterest-earning assets	101,781			98,018
Total assets	$1,581,459			$1,504,537

LIABILILIES:
Interest-bearing deposits:
Checking	$331,731	$203	0.12%	$303,688	$595	0.39%
Money markets	510,944	561	0.22	519,590	1,200	0.46
Savings	97,345	42	0.09	84,170	109	0.26
Certificates of deposit	193,127	1,159	1.20	213,998	1,488	1.39
Total interest-bearing deposits	1,133,147	1,965	0.35	1,121,446	3,392	0.60
Borrowings	36,912	340	1.84	25,445	401	3.15
Capital lease obligation	9,119	217	4.76	6,372	159	4.97
Total interest-bearing liabilities	1,179,178	2,522	0.43	1,153,263	3,952	0.69
Noninterest-bearing liabilities:
Demand deposits	283,808			230,075
Accrued expenses and
other liabilities	6,166			6,408
Total noninterest-bearing
liabilities	289,974			236,483
Shareholders’ equity	112,307			114,791
Total liabilities and
shareholders’ equity	$1,581,459			$1,504,537
Net interest income
(tax-equivalent basis)		26,127			24,716
Net interest spread			3.44%			3.39%
Net interest margin (4)			3.53%			3.51%
Tax equivalent adjustment		(333)			(312)
Net interest income		$25,794			$24,404

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME: Other income, excluding fee income from PGB Trust and Investments, totaled $1.4 million for the second quarter of 2012, as compared to $1.5 million for the same quarter in 2011. Net securities gains from strategic sales of securities of $107 thousand and $277 thousand were recorded for the second quarters of 2012 and 2011, respectively. For the second quarter of 2012, income earned on bank owned life insurance was $264 thousand, as compared to $261 thousand for the same quarter in 2011. For the second quarter of 2012, service charges and fees decreased $53 thousand or 7.0 percent, to $702 thousand from the same 2011 quarter, as customers are more diligent in managing their accounts. For the second quarter of 2012, gain on sale of loans was $279 thousand, as compared to $60 thousand for the same quarter of 2011, an increase of $219 thousand due to higher origination levels, as well as a decision to retain less of such loans in portfolio. The second quarter of 2012 also included a $26 thousand net loss on disposition of other real estate owned that was not in the second quarter of 2011.

The Corporation recorded other income, excluding fee income from PGB Trust and Investments, of $3.0 million and $2.9 million for the six months ended June 30, 2012 and 2011, respectively, a decrease of $13 thousand. Net securities gains from strategic sales of securities of $497 thousand and $473 thousand were recorded for the six months ended June 30, 2012 and 2011, respectively. For the first six months of 2012, service charges and fees decreased $79 thousand or 5.4 percent from the same period last year to $1.4 million due principally to decreased activity from NSF/Overdraft charges. Income earned on bank owned life insurance for the six months ended June 30, 2012 was $528 thousand as compared to $512 thousand for the six months ended June 30, 2011, a decrease of $16 thousand or 3.1 percent, which was attributable to lower yields in 2012. For the six months ended June 30, 2012, gains on sale of loans was $467 thousand, as compared to $247 thousand for the same period of 2011, an increase of $220 thousand or 89.4 percent due to higher origination levels, as well as a decision to retain less of such loans in portfolio. The first six months ended June 30, 2012 also included an $84 thousand net loss on disposition of other real estate owned as compared to a $47 thousand gain on sale of other real estate owned for the same period of 2011.

OPERATING EXPENSES: For the second quarters of 2012 and 2011, the Corporation recorded operating expenses of $11.7 million and $11.0 million, respectively, an increase of $669 thousand or 6.1 percent. Salary and benefit expense was $6.4 million for the quarter ended June 30, 2012, as compared to $5.8 million in the same quarter of 2011, an increase of $591 thousand or 10.2 percent, due to costs associated with key additions to staff in PGB Trust & Investments to enhance their ability to grow and service their client base and increased commissions related to increased loan originations and normal salary increases. For the second quarter of 2012, FDIC expense decreased $107 thousand to $290 thousand as compared to $397 thousand for the same quarter of 2011 due to a regulatory change in the calculation of the assessment, which became effective during the second quarter of 2011. Professional and legal fees declined approximately $22 thousand or 8.0 percent from $275 thousand in the second quarter of 2011 to $253 thousand in the same quarter of 2012. Loan expense, which includes costs associated with problem loan expense, increased by approximately $128 thousand or 66.3 percent from the second quarter of 2011 to the second quarter of 2012; while the Corporation recorded expense on other real estate owned of $78 thousand and $67 thousand for the second quarter of 2012 and 2011, respectively, as the Corporation continued to work out various problem assets. Expenses for telephone, advertising and postage declined, in part, due to cost-saving initiatives.

For the six months ended June 30, 2012 and 2011, the Corporation recorded operating expenses of $22.8 million and $22.3 million, respectively, an increase of $506 thousand or 2.3 percent. Salary and benefit expense was $12.5 million for the six months ended June 30, 2012, as compared to $11.8 million for the same period of 2011, an increase of $731 thousand or 6.2 percent, due to costs associated with key additions to staff in PGB Trust & Investments to enhance their ability to grow and service their client base, and increased commissions related to increased loan originations and normal salary increases. For the six months ended June 30, 2012 and 2011, FDIC expense decreased $359 thousand to $642 thousand as compared to $1.0 million for the same period of 2011 due to a regulatory change in the calculation of the assessment. Professional and legal fees declined approximately $86 thousand or 15.0 percent from $572 thousand for the six months ended 2011 to $486 thousand in the same six month period of 2012. For the six months ended June 30, 2012 and 2011, loan expense, which includes costs associated with problem loan expense, increased by approximately $214 thousand or 73.5 percent. The Corporation also recorded expense on other real estate owned of $227 thousand and $74 thousand for the six months ended June 30, 2012 and 2011, respectively, as the Corporation continued to work out various problem assets. Expenses for telephone, advertising, stationery and supplies and postage declined, in part, due to cost-saving initiatives.

The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Salaries and employee benefits	$6,408	$5,817	$12,521	$11,790
Premises and equipment	2,413	2,386	4,744	4,736
FDIC assessment	290	397	642	1,001
Trust department expense	459	426	854	931
Professional and legal fees	253	274	486	572
Loan expense	321	193	505	291
Telephone	183	266	303	447
Advertising	129	215	247	412
Stationery and supplies	95	89	169	192
Postage	78	80	164	197
Other real estate owned expense	78	67	227	74
Other expense	997	825	1,922	1,635
Total operating expenses	$11,704	$11,035	$22,784	$22,278

PGB TRUST AND INVESTMENTS: PGB Trust and Investments, a division of the Bank, has served in the roles of executor and trustee while providing investment management, custodial, tax, retirements and financial services to its growing client base. Officers from PGB Trust and Investments are available to provide trust and investment services at the Bank’s corporate headquarters in Bedminster, New Jersey, and its Clinton, Morristown and Summit, New Jersey branches as well as at an office located in Bethlehem, Pennsylvania.

The market value of trust assets under administration for PGB Trust and Investments was approximately $2.06 billion at June 30, 2012 as compared to $2.01 billion at June 30, 2011.

PGB Trust and Investments generated fee income of $3.3 million for the second quarter of 2012 as compared to $2.8 million for the same quarter of 2011, an increase of $430 thousand or 15.2 percent. The increase reflects increased relationships, a greater mix of higher margin business and improvement in the market value of assets under management.

While the “Operating Expenses” section above offers an overall discussion of the corporation’s expenses including PGB Trust and Investments, other expenses relative to PGB Trust and Investments totaled $2.5 million and $2.4 million for the second quarters of 2012 and 2011, respectively, an increase of $113 thousand or 4.7 percent. For the second quarter of 2012, salaries and benefits expense increased $147 thousand, or 12.2 percent when compared to the same period in 2011. Also, during the same time periods, operating expenses decreased $34 thousand, or 2.8 percent, due to various operating efficiencies.

For the first six months of 2012, PGB Trust and Investments generated fee income of $6.4 million, an increase of $889 thousand, or 16.0 percent, when compared to $5.5 million for the same 2011 period. The increase reflects increased relationships, a greater mix of higher margin business and improvement in the market value of assets under management.

For the six months ended June 30, 2012 and 2011, other expenses relative to PGB Trust and Investments totaled $4.8 million and $4.9 million, respectively, a decrease of $103 thousand, or 2.1 percent. For the six months ended June 30, 2012, salaries and benefits expense increased $177 thousand, or 7.3 percent when compared to the same period in 2011, while other operating expenses decreased $280 thousand, or 11.1 percent for the six months ended June 30, 2012 when compared to the same period in 2011.

PGB Trust and Investments currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NONPERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets. These assets totaled $22.1 million and $26.3 million at June 30, 2012 and December 31, 2011, respectively. The decline is due to the sale of the Corporation’s largest commercial OREO property, which was completed during the first quarter of 2012.

The following table sets forth asset quality data on the dates indicated (in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
Loans past due over 90 days
and still accruing	$—	$—	$345	$836	$412
Nonaccrual loans	19,011	18,598	18,865	22,103	14,943
Other real estate owned	3,073	3,391	7,137	3,264	3,000
Total nonperforming assets	$22,084	$21,989	$26,347	$26,203	$18,355

Accruing TDR’s	$7,647	$7,842	$7.281	$5,519	$8,171

Loans past due 30 through 89 days
and still accruing	$2,836	$7,619	$11,632	$9,706	$8,200

Classified loans (A)	$47,102	$48,546	$49,101	$52,031	$51,586

Impaired loans (A)	$26,658	$26,568	$26,212	$27,529	$23,115

Nonperforming loans as a % of
total loans	1.72%	1.73%	1.85%	2.36%	1.59%
Nonperforming assets as a % of
total assets	1.40%	1.39%	1.65%	1.66%	1.21%
Nonperforming assets as a % of
total loans plus other real
estate owned	1.99%	2.03%	2.52%	2.68%	1.89%

(A)	At June 30, 2012, $26.7 million, March 31, 2012, $26.6 million, December 31, 2011, $26.2 million, September 30, 2011, $27.5 million and at June 30, 2011, $23.1 million of the classified loans were also considered impaired.

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES: The provision for loan losses was $1.5 million and $2.0 million for the second quarters of 2012 and 2011, respectively. The provision for loan losses was $3.0 million for the first six months of 2012 as compared to $4.0 million for the same 2011 period. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses was primarily related to the changes in the specific reserves on impaired loans, net charge-offs and for the impact of the net charge-off trends and environmental factors on the general reserve.

Of the $1.5 million quarterly provision for loan losses at June 30, 2012, $874 thousand related to net charge-offs as approximately $436 thousand of the $1.3 million in net charge-offs was specifically reserved on impaired loans. In addition, approximately $624 thousand was added for specific reserves on impaired loans due to new loans being added to the impaired category and additional information surfacing during the quarter on existing impaired loans. The general reserves increased by $14 thousand, primarily a result of loan growth in the residential mortgage, multifamily and investment commercial real estate loan portfolios. The commercial and industrial and the construction loan segments have continued to decrease, which has had a positive impact on the general reserve as these portfolios have historically been carried at higher general reserve allocations than the other loan classes such as residential real estate, multi-family and commercial real estate.

The overall allowance for loan losses was $13.7 million as of June 30, 2012 as compared to $13.2 million at December 31, 2011. As a percentage of loans, the allowance for loan losses was 1.24 percent as of June 30, 2012 as compared to 1.27 percent at December 31, 2011. The specific reserves on impaired loans have increased to $1.4 million at June 30, 2012 as compared to $1.3 million as of December 31, 2011. Total impaired loans were $26.7 million and $26.2 million as of June 30, 2012 and December 31, 2011, respectively. The general component of the allowance increased from $11.9 million at December 31, 2011 to $12.3 million at June 30, 2012. As a percentage of non-impaired loans, the general reserve was 1.14 percent and 1.18 percent at June 30, 2012 and December 31, 2011, respectively. Based on its analysis, Management believes that allowance for loan loss is a reasonable estimate for probable incurred losses in the portfolio as of June 30, 2012.

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands)	2012	2012	2011	2011	2011
Allowance for loan losses:
Beginning of period	$13,496	$13,223	$13,843	$14,056	$14,386
Provision for loan losses	1,500	1,500	1,750	1,500	2,000
Charge-offs, net	(1,310)	(1,227)	(2,370)	(1,713)	(2,330)
End of period	$13,686	$13,496	$13,223	$13,843	$14,056

Allowance for loan losses as
a % of total loans	1.24%	1.25%	1.27%	1.42%	1.46%
Allowance for loan losses as
a % of nonperforming loans	71.99%	72.57%	68.83%	60.35%	91.54%

INCOME TAXES: For the second quarters of 2012 and 2011, income tax expense as a percentage of pre-tax income was 38 percent. Income tax expense as a percentage of pre-tax income for the first six months of 2012 was 38 percent as compared to 35 percent for the same period in 2011. The increase is attributable to increased pre-tax income.

CAPITAL RESOURCES: At June 30, 2012, the Corporation’s total shareholders’ equity was $114.2 million as compared to $123.0 million at December 31, 2011. The primary reason for the decrease is the Corporation’s repayment of the remaining shares of preferred stock issued under the Treasury’s Capital Purchase Program in the first quarter of 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 Capital to average assets. For the second quarter of 2012, the Bank’s capital ratios met or exceeded the minimum to be categorized as well capitalized under the regulatory framework for prompt corrective action. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles. The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At June 30, 2012, the Bank’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 11.12 percent and 12.37 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. The Bank’s leverage ratio at June 30, 2012, was 7.06 percent, in excess of the well-capitalized standard of 5.0 percent.

At June 30, 2012, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 11.27 percent and 12.52 percent, respectively, while the Corporation’s leverage ratio was 7.15 percent.

In addition, at June 30, 2012, the Corporation’s common equity ratio was 7.24 percent compared to 6.81 percent at December 31, 2011 and 6.71 percent at June 30, 2011.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including loan fundings, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments, securities available for sale, deposit inflows and loan repayments.

Management actively monitors and manages the Corporation’s liquidity position and feels it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $34.8 million at June 30, 2012. In addition, the Corporation has $257.3 million in securities designated as available for sale at June 30, 2012. These securities can be sold in response to liquidity concerns. In addition, the Corporation generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

Another source of liquidity is borrowing capacity. At June 30, 2012, unused short-term or overnight borrowing commitments totaled $457.1 million from the FHLB and $28.5 million from correspondent banks.

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

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards CodificationTM (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The provisions of this update did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows; however, new disclosures were added.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2012).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonable likely materially affect, the Corporation’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2012 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Corporation’s stock during the quarter.

ITEM 6. Exhibits

3	Articles of Incorporation and By-Laws:
A. Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009.
B. By-Laws of the Registrant, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 23, 2007 (File No. 001-16197).

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 9, 2012	By: /s/ Frank A. Kissel
Frank A. Kissel
Chairman of the Board and Chief Executive Officer

DATE: August 9, 2012	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Executive Vice President and Chief Financial Officer and
Chief Accounting Officer

EXHIBIT INDEX

Number	Description

3	Articles of Incorporation and By-Laws:
A. Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009.
B. By-Laws of the Registrant, incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed on April 23, 2007 (File No. 001-16197).

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

