Form 10-Q
period 2012-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2012-11-09
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2012

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

Number of shares of Common Stock outstanding as of November 1, 2012:

8,880,498

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1A	Risk Factors	Page 50
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 50
Item 6	Exhibits	Page 50
2

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	(unaudited)	(audited)
	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$5,466	$7,097
Federal funds sold	100	100
Interest-earning deposits	49,354	35,856
Total cash and cash equivalents	54,920	43,053

Investment securities held to maturity (fair
value $82,426 in 2012 and $99,427 in 2011)	76,698	100,719
Securities available for sale	253,489	319,520
FHLB and FRB stock, at cost	4,639	4,569

Loans held for sale, at fair value	8,443	2,841

Loans	1,096,482	1,038,345
Less: Allowance for loan losses	13,893	13,223
Net loans	1,082,589	1,025,122

Premises and equipment	30,472	31,941
Other real estate owned	3,392	7,137
Accrued interest receivable	4,040	4,078
Bank owned life insurance	30,887	27,296
Deferred tax assets, net	25,861	26,731
Other assets	8,060	7,328
TOTAL ASSETS	$1,583,490	$1,600,335

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$306,711	$297,459
Interest-bearing deposits:
Checking	332,786	341,180
Savings	103,572	92,322
Money market accounts	504,863	516,920
Certificates of deposit $100,000 and over	72,168	71,783
Certificates of deposit less than $100,000	112,586	124,228
Total deposits	1,432,686	1,443,892
Federal home loan bank advances	12,335	17,680
Capital lease obligation	9,024	9,178
Accrued expenses and other liabilities	11,967	6,614
TOTAL LIABILITIES	1,466,012	1,477,364
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;
issued 14,341 at December 31, 2011;
liquidation preference of $1,000 per share)	—	13,979
Common stock (no par value; $0.83 per share; authorized 21,000,000 shares; issued shares, 9,288,676 at September 30, 2012 and 9,240,889 at December 31, 2011; outstanding shares, 8,880,498 at September 30, 2012
and 8,832,711 at December 31, 2011)	7,724	7,685
Surplus	96,909	96,323
Treasury stock at cost, 408,178 shares at September 30, 2012 and December 31, 2011	(8,988)	(8,988)
Retained earnings	20,702	13,868
Accumulated other comprehensive income, net of income tax	1,131	104
TOTAL SHAREHOLDERS’ EQUITY	117,478	122,971
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,583,490	$1,600,335

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$11,939	$11,563	$35,928	$34,948
Interest on investment securities held to maturity:
Taxable	564	418	1,375	1,635
Tax-exempt	39	90	151	274
Interest on securities available for sale:
Taxable	1,223	1,344	4,234	4,605
Tax-exempt	156	124	477	364
Interest on loans held for sale	34	12	75	33
Interest-earning deposits	27	43	58	91
Total interest income	13,982	13,594	42,298	41,950
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	362	758	1,168	2,662
Interest on certificates of deposit over $100,000	229	262	678	815
Interest on other time deposits	321	422	1,031	1,357
Interest on borrowed funds	113	177	453	578
Interest on capital lease obligation	107	80	324	239
Total interest expense	1,132	1,699	3,654	5,651
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	12,850	11,895	38,644	36,299
Provision for loan losses	750	1,500	3,750	5,500

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	12,100	10,395	34,894	30,799
OTHER INCOME
Trust department income	2,918	2,555	9,353	8,102
Service charges and fees	694	747	2,073	2,205
Bank owned life insurance	266	257	794	769
Securities gains, net	235	248	732	721
Other income	446	166	1,001	669
Total other income	4,559	3,973	13,953	12,466
OPERATING EXPENSES
Salaries and employee benefits	7,029	5,789	19,550	17,579
Premises and equipment	2,290	2,322	7,034	7,058
Other operating expenses (See footnote 8)	2,674	2,462	8,193	8,214
Total operating expenses	11,993	10,573	34,777	32,851
INCOME BEFORE INCOME TAX EXPENSE	4,666	3,795	14,070	10,414
Income tax expense	1,834	(1,537)	5,432	773
NET INCOME	2,832	5,332	8,638	9,641
Dividends on preferred stock and accretion	—	219	474	1,008
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$2,832	$5,113	$8,164	$8,633
EARNINGS PER COMMON SHARE
Basic	$0.32	$0.58	$0.93	$0.98
Diluted	$0.32	$0.58	$0.93	$0.98
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	8,778,649	8,742,955	8,775,022	8,739,482
Diluted	8,819,431	8,743,065	8,805,859	8,741,102

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$2,832	$5,332	$8,638	$9,641
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	1,093	726	2,212	3,417
Less: Reclassification adjustment for gains
included in net income	151	249	648	721
	942	477	1,564	2,696
Tax effect	(385)	(198)	(639)	(1,141)
Net of tax	557	279	925	1,555

Unrealized losses on the noncredit, other-than
temporarily impaired held to maturity securities
and on securities transferred from available for
sale to held to maturity	60	71	173	90
Tax effect	(25)	243	(71)	235
Net of tax	35	314	102	325

Total comprehensive income	$3,424	$5,925	$9,665	$11,521

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Nine Months Ended September 30, 2012
						Accumulated
						Other
(In thousands, except	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Income	Total

Balance at January 1, 2012
8,832,711 common shares
outstanding	$13,979	$7,685	$96,323	$(8,988)	$13,868	$104	$122,971

Net income					8,638		8,638
Net change in accumulated
other comprehensive income						1,027	1,027
Issuance of restricted stock
36,263 shares		30	(30)				—
Amortization of restricted stock			332				332
Redemption of preferred stock
14,341 shares	(14,341)						(14,341)
Warrant repurchase
150,296 shares			(109)				(109)
Accretion of discount on
preferred stock	362				(362)		—
Cash dividends declared on
common stock
($0.05 per share)					(1,330)		(1,330)
Cash dividends declared on
preferred stock					(112)		(112)
Common stock option expense			253				253
Common stock options
exercised and related tax
benefits, 2,022 shares		1	20				21
Sales of shares (Dividend
Reinvestment Program),
9,502 shares		8	120				128
Balance at September 30, 2012
8,880,498 common shares
outstanding	$—	$7,724	$96,909	$(8,988)	$20,702	$1,131	$117,478

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
OPERATING ACTIVITIES:	2012	2011
Net income:	$8,638	$9,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,214	2,149
Amortization of premium and accretion of discount on securities, net	1,708	2,332
Amortization of restricted stock	332	191
Provision for loan losses	3,750	5,500
Provision for deferred taxes	—	622
Reversal of valuation allowance-deferred tax assets	—	(2,988)
Tax benefit on exercise of stock options	2	—
Stock-based compensation	253	273
Gains on security sales, available for sale	(648)	(721)
Gain on securities, held to maturity	(84)	—
Loans originated for sale	(67,503)	(22,539)
Proceeds from sales of loans	62,726	22,180
Gains on loans sold	(825)	(363)
Loss/(gains) on sale of other real estate owned	62	(47)
Gain on disposal of fixed assets	(7)	—
Increase in cash surrender value of life insurance, net	(595)	(693)
Decrease in accrued interest receivable	38	452
(Increase)/decrease in other assets	(572)	1,507
Increase in accrued expenses and other liabilities	1,801	1,842
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,290	19,338
INVESTING ACTIVITIES:
Proceeds from maturities of investment securities held to maturity	36,714	28,413
Proceeds from maturities of securities available for sale	61,794	48,996
Proceeds from calls of investment securities held to maturity	136	39,505
Proceeds from calls of securities available for sale	23,598	41,755
Proceeds from sales of securities available for sale	29,358	37,277
Purchase of investment securities held to maturity	(9,546)	(44,145)
Purchase of securities available for sale, including FHLB and FRB stock	(47,913)	(151,556)
Net increase in loans	(60,046)	(41,136)
Proceeds from sales of other real estate owned	2,512	1,238
Purchases of premises and equipment	(738)	(826)
Purchase of life insurance	(2,996)	—
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	32,873	(40,479)
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(11,206)	45,464
Repayments of Federal Home Loan Bank advances	(5,345)	(3,333)
Redemption of preferred stock	(14,341)	(7,172)
Repurchase of warrants	(111)	—
Cash dividends paid on preferred stock	(112)	(644)
Cash dividends paid on common stock	(1,330)	(1,324)
Exercise of stock options	21	—
Sales of shares (DRIP Program)	128	122
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(32,296)	33,113
Net increase in cash and cash equivalents	11,867	11,972
Cash and cash equivalents at beginning of period	43,053	62,687
Cash and cash equivalents at end of period	$54,920	$74,659

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on form 10-K for the period ended December 31, 2011 for Peapack-Gladstone Financial Corporation (the “Corporation”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2012 and the results of operations for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011.

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

Loans: Loans are considered past due when they are not paid in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, usually when the Bank receives contractual payments for six consecutive months. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Corporation’s loans are secured by real estate in the State of New Jersey.

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

The general component of the allowance covers loans collectively evaluated for impairment and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation on a weighted average basis over the previous several years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes. The material portfolio segments are discussed below:

Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans within or near its primary geographic market area. When reviewing residential mortgage loan applications, the Bank obtains detailed verifiable information regarding income, assets and indebtedness, a credit report, and an independent appraisal of the property to be mortgaged. The Bank makes residential mortgage loans up to 80% of the appraised value and up to 95% with private mortgage insurance. The Bank uses lower loan to value ratios for large loans and loans on either second (vacation) homes or investment property. The Bank’s underwriting guidelines include (i) minimum credit report scores of 680 and (ii) a maximum debt to income ratio of 40% if the loan to value is 70% or higher and 45% if the loan to value is less than 70%. The Bank may consider an exception to any guideline if the remaining characteristics of the application are sufficiently strong to compensate. The Bank retains in its portfolio residential mortgage loans with maturities of up to 15 years while loans with longer maturities are sold to third party financial institutions. The Bank does not originate, purchase or carry any sub-prime mortgage loans.

Primary risk characteristics associated with residential mortgage loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Bank management believes that the underwriting guidelines previously described address the primary risk characteristics. Further, the Bank has dedicated staff and system resources to monitor and collect on any potentially problematic residential mortgage loans.

Home Equity Lines of Credit. The Bank provides revolving lines of credit against one to four family residences within or near its primary geographic market. When reviewing residential mortgage loan applications, the Bank obtains detailed verifiable information regarding income, assets and indebtedness, a credit report, and an independent appraisal of the property to be mortgaged. For home equity lines of credit, the Bank utilizes the same underwriting standards as for primary residential mortgages. Primary risk characteristics associated with home equity lines of credit typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, such as the Prime Rate, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Bank management believes that the underwriting guidelines previously described address the primary risk characteristics. Further, the Bank has dedicated staff and system resources to monitor and collect on any potentially problematic home equity lines of credit.

Junior Lien Loan on Residence. The Bank provides junior lien loans (“JLL”) against one to four family properties within or near its primary geographic market area. Junior liens loans can be either in the form of an amortizing home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank will require that the mortgage securing the JLL be no more junior than a second lien position The Bank will evaluate these applications in the same manner as it underwrites primary residential mortgages. The combined first mortgage and junior lien loan must be no more than 80% of the appraised value of the property when the combined debt is less than or equal to $800,000. For JLL amounts where the combined debt exceeds $800,000, the maximum LTV ratio is 65%. Primary risk characteristics associated with junior lien loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; divorce or death. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Bank management believes that the underwriting guidelines previously described address the primary risk characteristics. Further, the Bank has dedicated staff and system resources to monitor and collect on any potentially problematic junior lien loans.

Multifamily and Commercial Real Estate Loans. The Bank provides mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) and other commercial real estate that is either owner occupied or managed as an investment property. Commercial real estate properties primarily include office and medical buildings, retail space, and warehouse or flex space. Some properties are considered “mixed use” as they are a combination of building types, such as an apartment building that may have also have retail space. In these cases the Bank determines which component provides the majority of the rental income for the property and utilizes that component for the loan classification.

The terms and conditions of all commercial mortgage loans are tailored to the specific attributes of the borrower, the property or project, and any guarantors. In the case of multifamily and investment commercial real estate properties, the Bank reviews, among other things, the nature of and diversity of the underlying tenants and leases, the resources and experience of the sponsor, and the condition and location of the subject property. With an owner occupied property, a detailed credit assessment is also made of the operating business. While the Bank’s policy allows loan to value ratios of up to 80% of an appraised value, the majority of the loans are originated at loan to value ratios of 70% or lower. Commercial mortgage loans are generally made on a fixed rate basis with periodic rate resets every five or seven years over an underlying market index. The Bank requires an independent appraisal, a property conditions assessment from an engineering firm, and appropriate environmental due diligence.

Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions. To mitigate this risk, the Bank will require a standby assignment of leases, greater direct recourse to the owners, and a risk appropriate interest rate and loan structure. In underwriting a commercial mortgage loan, the Bank evaluates the property’s historical operating income as well as its projected sustainability and generally requires a minimum debt service coverage ratio that provides for an adequate cushion for unexpected or uncertain future events such as the potential impact of changes in interest rates, vacancy levels and lease rates.

Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory and equipment. When underwriting business loans, among other things, the bank evaluates the historical profitability and debt servicing capacity of the borrowing entity and the financial resources and character of the principal owners and guarantors.

Commercial and industrial loans are typically repaid first by the cash flow generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flow. Factors that may influence a business’s profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain.

To mitigate the risk characteristics of commercial and industrial loans, the Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.

Commercial Construction. The Bank has substantially wound down its commercial construction lending activity given the current economic environment. New construction loans would be considered only to experienced and reputable local builders and developers that have the capital and liquidity to carry a project to completion and stabilization and for projects that are supported by either a permanent take-out or acceptable executed leases or sales contracts. When evaluating a construction loan request, the Bank will also review the construction plans and drawings, costs estimates from architects, and an independent appraisal. Construction loans typically have a 12-24 month period of interest only and at a maximum 70% LTV ratio. Construction loans are considered riskier than commercial financing on improved and established commercial real estate. The risk of potential loss increases if the original cost estimates or time to complete are significantly off.

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

For the three months ended September 30, 2012 and 2011, the Corporation recorded total compensation cost for stock options of $83 thousand and $61 thousand respectively, with a recognized tax benefit of $15 thousand for the quarter ended September 30, 2012 and $11 thousand for the September 30, 2011 quarter. The Corporation recorded total compensation cost for stock options for the nine months ended September 30, 2012 and 2011, of $253 thousand and $273 thousand, respectively, with a recognized tax benefit of $45 thousand for the nine months ended September 30, 2012 and $46 thousand for the nine months ended September 30, 2011.

There was approximately $580 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at September 30, 2012. That cost is expected to be recognized over a weighted average period of 1.7 years.

For the Corporation’s stock option plans, changes in options outstanding during the nine months ended September 30, 2012 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2012	577,782	$23.45
Granted during 2012	62,560	11.01
Exercised during 2012	(2,190)	11.10
Expired during 2012	(12,338)	25.51
Forfeited during 2012	(1,018)	15.02
Balance, September 30, 2012	624,796	$22.22	4.27 years	$591
Vested and expected to vest (1)	594,387	$22.71	4.27 years	$513
Exercisable at September 30, 2012	455,858	$25.57	2.80 years	$80

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of 2012 and the exercise price, multiplied by the number of in-the-money options). The Corporation’s closing stock price on September 30, 2012 was $16.34.

For the third quarter of 2012, the per share weighted-average fair value of stock options granted was $5.29 as compared to $3.68 for the same quarter of 2011. The per share weighted-average fair value of stock options granted during the first nine months of 2012 and 2011 was $3.91 and $3.88, respectively on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Dividend Yield	1.24%	2.02%	1.47%	1.60%
Expected volatility	39%	38%	39%	32%
Expected life	7 years	7 years	7 years	7 years
Risk-free interest rate	1.08%	2.02%	1.43%	2.08%

In January 2012 and 2011, the Corporation issued 36,263 and 28,732 restricted stock awards, respectively, at a fair value equal to the market price of the Corporation’s common stock on the date of the grant. The awards vest 40 percent after two years and 20 percent each year thereafter until fully vesting on the fifth anniversary of the grant date. The Corporation recorded total compensation cost for restricted stock awards of $111 thousand for the third quarter of 2012 and $67 thousand for the same quarter of 2011. For the nine months ended September 30, 2012 and 2011, the Corporation recorded total compensation cost for restricted stock awards of $332 thousand and $191 thousand, respectively.

As of September 30, 2012, there was approximately $790 thousand of unrecognized compensation cost related to non-vested restricted stock awards granted under the Corporation’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

Changes in non-vested, restricted common shares for 2012 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2012	84,725	$13.46
Granted during 2012	36,263	10.72
Vested during 2012	(22,393)	10.75
Balance, September 30, 2012	98,595	$13.07

Earnings per Common share – Basic and Diluted: The following is a reconciliation of the calculation of basic and diluted earnings per share. Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding during the reporting period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all common shares underlying potentially dilutive stock options were issued or restricted stock would vest during the reporting period utilizing the Treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2012	2011	2012	2011

Net income to common shareholders	$2,832	$5,113	$8,164	$8,633

Basic weighted-average common shares outstanding	8,778,649	8,742,955	8,775,022	8,739,482
Plus: common stock equivalents	40,782	110	30,837	1,620
Diluted weighted-average common shares outstanding	8,819,431	8,743,065	8,805,859	8,741,102
Net income per common share
Basic	$0.32	$0.58	$0.93	$0.98
Diluted	0.32	0.58	0.93	0.98

Stock options and restricted stock totaling 569,642 and 600,047 shares were not included in the computation of diluted earnings per share in the third quarters of 2012 and 2011, respectively, because they were considered antidilutive. Stock options and restricted stock totaling 590,867 and 571,993 shares were not included in the computation of diluted earnings per share in the nine months ended September 30, 2012 and 2011, respectively, because they were considered antidilutive.

Income Taxes: The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2008 or by New Jersey tax authorities for years prior to 2007.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Corporation did not have any amounts accrued for interest and penalties at September 30, 2012.

Reclassification: Certain reclassifications may have been made in the prior periods’ financial statements in order to conform to the 2012 presentation.

2.	INVESTMENT SECURITIES HELD TO MATURITY

A summary of amortized cost and estimated fair value of investment securities held to maturity included in the consolidated statements of condition as of September 30, 2012 and December 31, 2011 follows:

	September 30, 2012
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
(In thousands)	Amount	Gains	Losses	Value
Mortgage-backed securities – residential	$52,179	$2,034	$—	$54,213
State and political subdivisions	16,189	11	—	16,200
Trust preferred pooled securities	8,330	5,840	(2,157)	12,013
Total	$76,698	$7,885	$(2,157)	$82,426

	December 31, 2011
		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
(In thousands)	Amount	Gains	Losses	Value
Mortgage-backed securities – residential	$67,394	$1,393	$(1)	$68,786
State and political subdivisions	24,608	52	—	24,660
Trust preferred pooled securities	8,717	2,170	(4,906)	5,981
Total	$100,719	$3,615	$(4,907)	$99,427

The following tables present the Corporation’s investment securities held to maturity with continuous unrealized losses and the estimated fair value of these investments as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Trust preferred pooled securities	$—	$—	$4,535	$(2,157)	$4,535	$(2,157)
Total	$—	$—	$4,535	$(2,157)	$4,535	$(2,157)

	December 31, 2011
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities-
residential	$3,194	$(1)	$—	$—	$3,194	$(1)
Trust preferred pooled securities	—	—	2,729	(4,906)	2,729	(4,906)
Total	$3,194	$(1)	$2,729	$(4,906)	$5,923	$(4,907)

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

As of each year end since December 2008, the Corporation again worked with a third party to model the securities and review its cash flows. The modeling process and related assumptions were similar to the process and related assumptions employed as of December 31, 2008. No additional impairment charges were recorded for the three and nine months ended September 30, 2012.

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

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of September 30, 2012 and December 31, 2011 follows:

	September 30, 2012
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$29,645	$312	$—	29,957
Mortgage-backed securities – residential	181,538	5,906	(1)	187,443
State and political subdivisions	29,115	1,511	(1)	30,625
Other securities	5,998	98	(845)	5,251
Marketable equity securities	209	4	—	213
Total	$246,505	$7,831	$(847)	$253,489

	December 31, 2011
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$46,729	$149	$—	$46,878
Mortgage-backed securities – residential	232,240	4,891	(147)	236,984
State and political subdivisions	28,539	1,314	(2)	29,851
Other securities	5,999	40	(832)	5,207
Marketable equity securities	593	7	—	600
Total	$314,100	$6,401	$(981)	$319,520

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities -
residential	$—	$—	$95	$(1)	$95	$(1)
State and political subdivisions	36	(1)	—	—	36	(1)
Other securities	—	—	2,153	(845)	2,153	(845)
Total	$36	$(1)	$2,248	$(846)	$2,284	$(847)

	December 31, 2011
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities-
residential	$32,931	$(120)	$317	$(27)	$33,248	$(147)
State and political subdivisions	736	(2)	—	—	736	(2)
Other securities	—	—	2,167	(832)	2,167	(832)
Total	$33,667	$(122)	$2,484	$(859)	$36,151	$(981)

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

At September 30, 2012, the unrealized loss on other securities, $845 thousand, is related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security, a single-issuer trust preferred security, was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at September 30, 2012.

4.	LOANS

Loans outstanding, by general ledger classification, as of September 30, 2012 and December 31, 2011, consisted of the following:

		% of		% of
	September 30,	Total	December 31,	Total
(In thousands)	2012	Loans	2011	Loans
Residential mortgage	$504,407	46.00%	$498,482	48.01%
Commercial mortgage	391,976	35.75	330,559	31.84
Commercial loans	115,602	10.54	123,845	11.93
Construction loans	9,639	0.88	13,713	1.32
Home equity lines of credit	51,440	4.69	50,291	4.84
Consumer loans, including fixed
rate home equity loans	21,542	1.97	19,439	1.87
Other loans	1,876	0.17	2,016	0.19
Total loans	$1,096,482	100.00%	$1,038,345	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of September 30, 2012 and December 31, 2011:

		% of		% of
	September 30,	Total	December 31,	Total
(In thousands)	2012	Loans	2011	Loans
Primary residential mortgage	$517,520	47.34%	$511,418	49.40%
Home equity lines of credit	51,441	4.71	50,394	4.87
Junior lien loan on residence	12,587	1.15	13,053	1.26
Multifamily property	127,972	11.71	104,056	10.05
Owner-occupied commercial real estate	103,022	9.43	107,852	10.42
Investment commercial real estate	235,162	21.51	186,998	18.06
Commercial and industrial	20,277	1.85	29,825	2.88
Secured by farmland	209	0.02	—	N/A
Agricultural production loans	15	N/A	18	N/A
Commercial construction loans	9,633	0.88	19,208	1.85
Consumer and other loans	15,328	1.40	12,516	1.21
Total loans	$1,093,166	100.00%	$1,035,338	100.00%
Net deferred fees	3,316		3,007
Total loans including net deferred costs	$1,096,482		$1,038,345

Included in the totals above for September 30, 2012 are $231 thousand of unamortized discount as compared to $691 thousand of unamortized discount for December 31, 2011.

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of September 30, 2012 and December 31, 2011:

September 30, 2012
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary
residential
mortgage	$8,233	$326	$509,287	$2,593	$517,520	$2,919
Home equity lines
of credit	98	—	51,343	253	51,441	253
Junior lien loan
on residence	480	—	12,107	66	12,587	66
Multifamily
property	—	—	127,972	975	127,972	975
Owner-occupied
commercial
real estate	9,195	—	93,827	3,363	103,022	3,363
Investment commercial
real estate	5,852	374	229,310	4,226	235,162	4,600
Commercial and
industrial	726	44	19,551	772	20,277	816
Secured by farmland	—	—	209	3	209	3
Agricultural
production	—	—	15	1	15	1
Commercial
construction	—	—	9,633	291	9,633	291
Consumer and
other	—	—	15,328	78	15,328	78
Unallocated	—	—	—	528	—	528
Total ALLL	$24,584	$744	$1,068,582	$13,149	$1,093,166	$13,893

December 31, 2011
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary
residential
mortgage	$8,878	$345	$502,540	$2,069	$511,418	$2,414
Home equity lines
of credit	489	—	49,905	204	50,394	204
Junior lien loan
on residence	680	9	12,373	55	13,053	64
Multifamily
property	550	52	103,506	653	104,056	705
Owner-occupied
commercial
real estate	9,054	322	98,798	2,786	107,852	3,108
Investment commercial
real estate	5,986	509	181,012	3,672	186,998	4,181
Commercial and
industrial	576	51	29,249	1,240	29,825	1,291
Agricultural
production	—	—	18	1	18	1
Commercial
construction	—	—	19,208	669	19,208	669
Consumer and
other	—	—	12,516	78	12,516	78
Unallocated	—	—	—	508	—	508
Total ALLL	$26,213	$1,288	$1,009,125	$11,935	$1,035,338	$13,223

Impaired loans include nonaccrual loans of $17.0 million at September 30, 2012 and $18.9 million at December 31, 2011. Impaired loans also include performing commercial mortgage and commercial troubled debt restructured loans of $6.0 million at September 30, 2012 and $7.3 million at December 31, 2011. There was no allowance allocated to troubled debt restructured loans which are nonaccrual at September 30, 2012 and the allowance allocated to troubled debt restructured loans which are nonaccrual was $280 thousand at December 31, 2011. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of September 30, 2012. The Corporation has not committed to lend additional amounts as of September 30, 2012 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011:

September 30, 2012
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$8,398	$6,145	$—	$7,347	$356
Multifamily property	—	—	—	247	21
Owner-occupied commercial real estate	11,094	9,195	—	9,774	593
Investment commercial real estate	1,177	674	—	842	53
Commercial and industrial	504	438	—	642	49
Home equity lines of credit	98	98	—	263	13
Junior lien loan on residence	671	480	—	677	42
Consumer and other	—	—	—	—	—
Total loans with no related allowance	$21,942	$17,030	$—	$19,792	$1,127
With related allowance recorded:
Primary residential mortgage	$2,175	$2,088	$326	$1,877	$82
Owner-occupied commercial real estate	—	—	—	—	—
Investment commercial real estate	5,185	5,178	374	4,976	249
Commercial and industrial	297	288	44	96	76
Junior lien loan on residence	—	—	—	—	—
Total loans with related allowance	$7,657	$7,554	$744	$6,949	$407
Total loans individually evaluated for
impairment	$29,599	$24,584	$744	$26,741	$1,534

December 31, 2011
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$7,586	$5,844	$—	$4,721	$87
Multifamily property	312	286	—	243	—
Owner-occupied commercial real estate	10,630	7,049	—	5,575	158
Investment commercial real estate	397	299	—	322	20
Commercial and industrial	475	475	—	433	24
Home equity lines of credit	595	489	—	66	18
Junior lien loan on residence	682	555	—	453	9
Total loans with no related allowance	$20,677	$14,997	$—	$11,813	$316
With related allowance recorded:
Primary residential mortgage	$3,083	$3,034	$345	$1,496	$99
Multifamily property	264	264	52	71	13
Owner-occupied commercial real estate	2,020	2,005	322	1,254	66
Investment commercial real estate	5,979	5,687	509	2,865	373
Commercial and industrial	101	101	51	495	9
Junior lien loan on residence	138	125	9	128	—
Commercial construction	—	—	—	995	—
Total loans with related allowance	$11,585	$11,216	$1,288	$7,304	$560
Total loans individually evaluated for
impairment	$32,262	$26,213	$1,288	$19,117	$876

The Corporation did not recognize any income on nonaccruing impaired loans for the three and nine months ended September 30, 2012.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$6,642	$—
Home equity lines of credit	98	—
Junior lien loan on residence	239	—
Owner-occupied commercial real estate	8,788	—
Investment commercial real estate	903	—
Commercial and industrial	288	—
Total	$16,958	$—

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

The following tables present the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011 by class of loans, excluding nonaccrual loans:

September 30, 2012
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,678	$91	$—	$1,769
Junior lien loan on residence	168	—	—	168
Owner-occupied commercial real estate	276	—		276
Commercial and industrial	2	22	—	24
Consumer and other	7	—	—	7
Total	$2,131	$113	$—	$2,244

December 31, 2011
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$4,857	$898	$—	$5,755
Home equity lines of credit	565	19	—	584
Junior lien loan on residence	399	—	—	399
Multifamily property	395	—	—	395
Owner-occupied commercial real estate	3,381	—	—	3,381
Investment commercial real estate	242	—	—	242
Commercial and industrial	368	—	345	713
Commercial construction	500	—	—	500
Consumer and other	8	—	—	8
Total	$10,715	$917	$345	$11,977

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of September 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$507,514	$2,462	$7,544	$—
Home equity lines of credit	51,343	—	98	—
Junior lien loan on residence	12,067	40	480	—
Multifamily property	126,950	639	383	—
Farmland	209	—	—	—
Owner-occupied commercial real estate	81,494	1,280	20,248	—
Investment commercial real estate	205,434	12,788	16,940	—
Agricultural production loans	15	—	—	—
Commercial and industrial	18,809	144	1,324	—
Commercial construction	8,029	1,604	—	—
Consumer and other loans	15,328	—	—	—
Total	$1,027,192	$18,957	$47,017	$—

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$496,815	$5,437	$9,166	$—
Home equity lines of credit	49,905	—	489	—
Junior lien loan on residence	12,244	129	680	—
Multifamily property	102,948	163	945	—
Owner-occupied commercial real estate	81,797	9,524	16,531	—
Investment commercial real estate	157,579	9,599	19,820	—
Agricultural production loans	18	—	—	—
Commercial and industrial	28,020	835	970	—
Commercial construction	18,474	234	500	—
Consumer and other loans	12,021	495	—	—
Total	$959,821	$26,416	$49,101	$—

At September 30, 2012, $24.6 million of the $47.0 million of the substandard loans were also considered impaired as compared to December 31, 2011, when $26.2 million of the $49.1 million of the substandard loans were also impaired.

The activity in the allowance for loan losses for the three months ended September 30, 2012 is summarized below:

	July 1,				Sept 30,
	2012				2012
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,602	$(183)	$1	$499	$2,919
Home equity lines of credit	208	—	—	45	253
Junior lien loan on residence	55	—	1	10	66
Multifamily property	839	(18)	—	154	975
Farmland	3	—	—	—	3
Owner-occupied commercial real estate	3,418	(345)	19	271	3,363
Investment commercial real estate	4,784	(64)	2	(122)	4,600
Agricultural production loans	1	—	—	—	1
Commercial and industrial	917	—	51	(152)	816
Commercial construction	234	—	—	57	291
Consumer and other loans	77	(8)	1	8	78
Unallocated	548	—	—	(20)	528
Total ALLL	$13,686	$(618)	$75	$750	$13,893

The activity in the allowance for loan losses for the nine months ended September 30, 2012 is summarized below:

	January 1,				Sept 30,
	2012				2012
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,414	$(1,171)	$2	$1,674	$2,919
Home equity lines of credit	204	(91)	—	140	253
Junior lien loan on residence	64	(57)	5	54	66
Multifamily property	705	(393)	—	663	975
Farmland	—	—	—	3	3
Owner-occupied commercial real estate	3,108	(1,261)	145	1,371	3,363
Investment commercial real estate	4,181	(120)	11	528	4,600
Agricultural production loans	1	—	—	—	1
Commercial and industrial	1,291	(112)	55	(418)	816
Commercial construction	669	(72)	—	(306)	291
Consumer and other loans	78	(28)	7	21	78
Unallocated	508	—	—	20	528
Total ALLL	$13,223	$(3,305)	$225	$3,750	$13,893

The activity in the allowance for loan losses for the three months ended September 30, 2011 is summarized below:

	July 1,				Sept 30,
	2011				2011
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$1,663	$(240)	$—	$191	$1,614
Home equity lines of credit	185	—	—	9	194
Junior lien loan on residence	208	—	—	(5)	203
Multifamily property	463	—	—	169	632
Farmland	—	—	—	—	—
Owner-occupied commercial real estate	3,521	(563)	1	582	3,541
Investment commercial real estate	4,099	(920)	—	941	4,120
Agricultural production loans	—	—	—	—	—
Commercial and industrial	2,399	(61)	72	(159)	2,251
Commercial construction	794	—	—	(243)	551
Consumer and other loans	99	(2)	—	7	104
Unallocated	625	—	—	8	633
Total ALLL	$14,056	$(1,786)	$73	$1,500	$13,843

The activity in the allowance for loan losses for the nine months ended September 30, 2011 is summarized below:

	January 1,				Sept 30,
	2011				2011
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$1,502	$(527)	$—	$639	$1,614
Home equity lines of credit	160	(60)	—	94	194
Junior lien loan on residence	228	(13)	14	(26)	203
Multifamily property	303	(26)	8	347	632
Farmland	—	—	—	—	—
Owner-occupied commercial real estate	2,777	(2,118)	40	2,842	3,541
Investment commercial real estate	4,759	(2,611)	1	1,971	4,120
Agricultural production loans	—	—	—	—	—
Commercial and industrial	2,719	(157)	98	(409)	2,251
Commercial construction	1,246	(586)	11	(120)	551
Consumer and other loans	66	(13)	—	51	104
Unallocated	522	—	—	111	633
Total ALLL	$14,282	$(6,111)	$172	$5,500	$13,843

Troubled Debt Restructurings:

The Corporation has allocated $677 thousand and $707 thousand of specific reserves, on accruing TDR’s, to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine month period ending September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2012:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	4	$610	$610
Junior lien on residence	1	249	249
Owner-occupied commercial real estate	1	2,197	2,197
Total	6	$3,056	$3,056

There were no loans that were modified as troubled debt restructurings during the third quarter of 2012.

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses. In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructuring during the nine months ended September 30, 2012.

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

The following table presents loans by class modified as troubled debt restructurings on accrual as of September 30, 2012:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Specific
(Dollars in thousands)	Contracts	Investment	Investment	Reserves
Primary residential mortgage	4	$1,592	$1,592	$275
Junior lien on residence	1	240	240	—
Owner-occupied commercial real estate	1	406	406	—
Investment commercial real estate	1	4,949	4,949	358
Commercial and industrial	3	439	439	44
Total	10	$7,626	$7,626	$677

There are nine loans totaling $5.7 million that have been categorized as troubled debt restructurings that are also included in loans that are on nonaccrual. Four of these loans consist of owner-occupied commercial real estate and total $4.8 million. Four are residential first mortgages totaling $591 thousand and one is a commercial mortgage totaling $299 thousand on a mixed use investment property.

The following table presents loans by class modified as troubled debt restructurings from October 1, 2011 through September 30, 2012 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands	Contracts	Investment
Owner-occupied commercial real estate	1	$406
Total	1	$406

The terms of certain other potential problem loans were modified during the three month period ending September 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment at September 30, 2012 of $2.2 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy. At the time a loan is restructured, the Bank performs a full re-underwriting analysis, which includes, at a minimum, obtaining current financial statements and tax returns, copies of all leases, and an updated independent appraisal of the property. A loan will continue to accrue interest if it can be reasonably determined that the borrower should be able to perform under the modified terms, that the loan has not been chronically delinquent (both to debt service and real estate taxes) or in nonaccrual status since its inception, and that there have been no charge-offs on the loan. Restructured loans with previous charge-offs would not accrue interest at the time of the troubled debt restructuring. At a minimum, six months of contractual payments would need to be made on a restructured loan before returning a loan to accrual status. Once a loan is classified as a TDR, the loan is reported as a TDR until the loan is paid in full, sold or charged-off. In rare circumstances, a loan may be removed from TDR status, if it meets the requirements of ASC 310-40-50-2. During the three and nine months period ended September 30, 2012, there were no loans removed from TDR status.

5.	FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $12.3 million and $17.7 million at September 30, 2012 and December 31, 2011, respectively, with a weighted average interest rate of 3.26 percent and 3.50 percent, respectively. At September 30, 2012 advances totaling $335 thousand with a weighted average interest rate of 3.73 percent were amortizing advances with monthly payments of principal and interest. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $54.5 million at September 30, 2012.

Also at September 30, 2012, the Corporation had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for one, two or three years and then callable quarterly with final maturities of five, seven or ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $18.4 million at September 30, 2012.

There were no overnight borrowings at September 30, 2012 and December 31, 2011. Overnight borrowings from the FHLB averaged $13.6 million with a weighted average interest rate of 0.38 percent for the nine months ended September 30, 2012.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2012	$117
2013	218
2014	—
2015	—
2016	—
Over 5 years	12,000
Total	$12,335

6.	BUSINESS SEGMENTS

The Corporation assesses its results among two operating segments, Banking and PGB Trust & Investments. Management uses certain methodologies to allocate income and expense to the business segments. A funds transfer pricing methodology is used to assign interest income and interest expense. Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$12,011	$839	$12,850
Noninterest income	1,564	2,995	4,559
Total income	13,575	3,834	17,409

Provision for loan losses	750	—	750
Salaries and benefits	5,696	1,333	7,029
Premises and equipment expense	2,149	141	2,290
Other noninterest expense	1,837	837	2,674
Total noninterest expense	10,432	2,311	12,743
Income before income tax expense	3,143	1,523	4,666
Income tax expense	1,235	599	1,834
Net income	$1,908	$924	$2,832
28

	Three Months Ended September 30, 2011
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$11,028	$867	$11,895
Noninterest income	1,354	2,619	3,973
Total income	12,382	3,486	15,868

Provision for loan losses	1,500	—	1,500
Salaries and benefits	4,587	1,202	5,789
Premises and equipment expense	2,169	153	2,322
Other noninterest expense	1,587	875	2,462
Total noninterest expense	9,843	2,230	12,073
Income before income tax expense	2,539	1,256	3,795
Income tax expense	(2,021)	484	(1,537)
Net income	$4,560	$772	$5,332

	Nine Months Ended September 30, 2012
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$36,116	$2,528	$38,644
Noninterest income	4,390	9,563	13,953
Total income	40,506	12,091	52,597

Provision for loan losses	3,750	—	3,750
Salaries and benefits	15,631	3,919	19,550
Premises and equipment expense	6,604	430	7,034
Other noninterest expense	5,395	2,798	8,193
Total noninterest expense	31,380	7,147	38,527
Income before income tax expense	9,126	4,944	14,070
Income tax expense	3,524	1,908	5,432
Net income	$5,602	$3,036	$8,638

Total assets for period end	$1,582,127	$1,363	$1,583,490

	Nine Months Ended September 30, 2011
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$33,669	$2,630	$36,299
Noninterest income	4,166	8,300	12,466
Total income	37,835	10,930	48,765

Provision for loan losses	5,500	—	5,500
Salaries and benefits	13,968	3,611	17,579
Premises and equipment expense	6,561	497	7,058
Other noninterest expense	5,153	3,061	8,214
Total noninterest expense	31,182	7,169	38,351
Income before income tax expense	6,653	3,761	10,414
Income tax expense	(585)	1,358	773
Net income	$7,238	$2,403	$9,641

Total assets for period end	$1,574,000	$1,288	$1,575,288

7.	FAIR VALUE

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as, the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral dependent impaired loans we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of September 30, 2012, all collateral dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis
	Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$29,957	$—	$29,957	$—
Mortgage-backed securities-
residential	187,443	—	187,443	—
State and political subdivisions	30,625	—	30,625	—
Other securities	2,153	—	2,153	—
CRA investment fund	3,098	—	3,098	—
Marketable equity securities	213	213	—	—
Total	$253,489	$213	$253,276	$—

	December 31,
(In thousands)	2011
Assets:
Available for sale:
U.S. government-sponsored
entities	$46,878	$—	$46,878	$—
Mortgage-backed securities-
residential	236,984	—	236,984	—
State and political subdivisions	29,851	—	29,851	—
Other securities	2,167	—	2,167	—
CRA investment fund	3,040	—	3,040	—
Marketable equity securities	600	600	—	—
Total	$319,520	$600	$318,920	$—

Loans held for sale totaled $8.4 million and $2.8 million as of September 30, 2012 and December 31, 2011, respectively, and were determined to be Level 2.

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2012.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis
	Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential
mortgage	$171	$—	$—	$171

	December 31,
(In thousands)	2011
Assets:
Impaired loans:
Primary residential
mortgage	$1,462	$—	$—	$1,462
Owner-occupied
commercial mortgage	1,303	—	—	1,303
Investment commercial
real estate	228	—	—	228
Multifamily	212	—	—	212
Junior lien on residence	117	—	—	117

OREO	2,135	—	—	2,135

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $726 thousand, with a valuation allowance of $744 thousand at September 30, 2012. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $4.6 million, with a valuation allowance of $1.3 million at December 31, 2011.

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 are as follows:

		Fair Value Measurements at September 30, 2012 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$54,920	$51,728	$3,192	$—	$54,920
Investment securities, held to maturity	76,698	—	70,413	12,013	82,426
Securities available for sale	253,489	213	253,276	—	253,489
FHLB and FRB stock	4,639	—	—	—	N/A
Loans held for sale	8,443	—	8,443	—	8,443
Loans, net of allowance for loan losses	1,082,589	—	—	1,084,725	1,084,725
Accrued interest receivable	4,040	—	1,007	3,033	4,040
Financial liabilities
Deposits	$1,432,686	$1,247,932	$187,051	$—	$1,434,983
Federal home loan bank advances	12,335	—	13,737	—	13,737
Accrued interest payable	331	43	288	—	331

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 are as follows:

	December 31, 2011
	Carrying	Fair
(In thousands)	Amount	Value
Financial assets
Cash and cash equivalents	$43,053	$43,053
Investment securities, held to maturity	100,719	99,427
Securities available for sale	319,520	319,520
FHLB and FRB stock	4,569	N/A
Loans held for sale	2,841	2,841
Loans, net of allowance for loan losses	1,025,122	1,034,541
Accrued interest receivable	4,078	4,078
Financial liabilities
Deposits	$1,443,892	$1,446,778
Overnight borrowings	—	—
Federal home loan bank advances	17,680	19,100
Accrued interest payable	460	460

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

8.	OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
FDIC assessment	$299	$253	$941	$1,254
Trust department expense	276	291	1,130	1,223
Professional and legal fees	369	248	855	821
Loan expense	194	384	699	676
Other operating expenses	1,536	1,286	4,568	4,240
Total other operating expenses	$2,674	$2,462	$8,193	$8,214

9.	PREFERRED STOCK

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

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the three months ended September 30, 2012:

	Balance at	Current	Balance at
(In thousands)	June 30, 2012	Quarter Change	September 30, 2012
Unrealized gains on securities
available for sale	$3,574	$557	$4,131
Other-than-temporary impairment on
securities held to maturity and
securities transferred from
available for sale to held to maturity	(3,035)	35	(3,000)
Total	$539	$592	$1,131

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the nine months ended September 30, 2012:

	Balance at	Current	Balance at
(In thousands)	December 31, 2011	Year Change	September 30, 2012
Unrealized gains on securities
available for sale	$3,206	$925	$4,131
Other-than-temporary impairment on
securities held to maturity and
securities transferred from
available for sale to held to maturity	(3,102)	102	(3,000)
Total	$104	$1,027	$1,131

11.	SUBSEQUENT EVENTS

On October 29, 2012, Hurricane Sandy struck New Jersey and the Northeast causing damage and business closures throughout our primary New Jersey market area. While the Corporation did experience some minor damage and service disruptions during the storm, it did return to normal operations within a matter of days. The Corporation is in process of fully evaluating the financial effects of this hurricane and has not fully determined the financial impact as of the date of filing of the Form 10Q.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future interest income and net loans, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Corporation’s Form 10-K for the year ended December 31, 2011 and the following:

•	a continued or unexpected decline in the economy, in particular in our New Jersey market area;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	inability to successfully grow our business;
•	inability to manage our growth;
•	a continued or unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;
•	higher than expected FDIC insurance premiums;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•	adverse effects of Hurricane Sandy on business conditions and property values in New Jersey; and
•	other unexpected material adverse changes in our operations or earnings.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-then-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Corporation intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Corporation recognized no other-than-temporary impairment charges in the three or nine months ended September 30, 2012 and 2011.

RECENT EVENTS:  On October 29, 2012, Hurricane Sandy struck New Jersey and the Northeast, causing damage and business closures throughout our primary New Jersey market area. While the Corporation did experience some minor damage and service disruptions during the storm, it did return to normal operations within a matter of days.

The Corporation completed the first phase of its review of its loan portfolio following the hurricane. Amounts outstanding or committed on residential first and second mortgage loans and commercial mortgage loans secured by properties located in a designated flood zone within New Jersey coastal towns total $15.9 million, or 1.5 percent of the outstanding loan portfolio as of September 30, 2012. The weighted average loan-to-value ratio at origination of such loans was 56 percent, implying property values at loan origination of approximately $28 million. Further, all such properties were required to carry flood insurance, resulting in $8.8 million of potential flood insurance coverage.

The Corporation continues to evaluate the effects of the storm in general, and on its loan portfolio, and, although there can be no assurances, does not believe the overall effect of the storm will materially affect financial performance. For more details regarding risk factors that may affect the Corporation, see Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

EXECUTIVE SUMMARY: For the third quarter of 2012, the Corporation recorded net income of $2.8 million as compared to $5.3 million for same quarter 2011. Diluted earnings per common share, after giving effect for the preferred dividend, were $0.32 and $0.58 for the third quarters of 2012 and 2011, respectively. For the third quarter of 2012, annualized return on average assets was 0.72 percent and annualized return on average common equity was 9.77 percent. The 2012 quarter includes an increase in net interest income, trust fee income and gain on sale of loans, a decline in the provision for loan losses and a decline in the dividends and accretion on preferred stock as a result of the 2012 redemption of the remaining preferred shares issued under the Treasury’s CPP, offset by an increase in operating expenses and tax expense.

The results for the third quarter of 2011 include the reversal of a previously recorded valuation allowance that was established against deferred state tax assets of $3.0 million, or $0.34 per diluted earnings per common share. The Corporation believes that comparing net income without considering the reversal of the state tax valuation allowance provides a better analysis of net income trends. Excluding the reversal, net income for the third quarter of 2011 was $2.3 million, and when compared to this number, net income for the third quarter of 2012 increased $488 thousand, or 20.8 percent.

Net interest income, on a fully tax-equivalent basis, was $13.0 million for the third quarter of 2012 as compared to $12.1 million for the same quarter of 2011, an increase of $943 thousand or 7.8 percent. For the third quarters of 2012 and 2011, the net interest margin, on a fully tax-equivalent basis, was 3.50 percent and 3.37 percent, respectively.

For the third quarter of 2012, average loans totaled $1.10 billion, increasing $134.5 million, or 13.9 percent, from $964.4 million for the same quarter of 2011. The yield on loans was 4.36 percent for the third quarter of 2012 as compared to 4.81 percent for the same quarter of 2011, a decline of 45 basis points from the 2011 quarter to the 2012 quarter.

Average deposits for the three months ended September 30, 2012, were $1.44 billion as compared to $1.38 billion for the third quarter of 2011, increasing $56.8 million or 4.1 percent. The average cost of interest-bearing deposits for the third quarter of 2012 was 0.32 percent, as compared to 0.51 percent for the same quarter in 2011, a decline of 19 basis points.

The Corporation recorded net income of $8.6 million and $9.6 million for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $1.0 million or 10.4 percent over the 2011 period. Diluted earnings per common share, after giving effect for the preferred dividend, were $0.93 for the nine months ended September 30, 2012 as compared to $0.98 for the same period of 2011. The annualized return on average assets was 0.73 percent and annualized return on average common equity was 9.63 percent for the nine months ended September 30, 2012. The nine-month 2012 period includes an increase in operating and tax expenses, offset by an increase in net interest income, trust fee income and gain on sale of loans, a decline in the provision for loan losses and a decline in the dividends and accretion on preferred stock as a result of the 2012 redemption of the remaining preferred shares issued under the Treasury’s CPP, offset by an increase in operating expenses and tax expense.

For the nine months ended September 30, 2012 and 2011, net interest income, on a fully tax-equivalent basis, was $39.1 million and $36.8 million, respectively, an increase of $2.4 million or 6.4 percent. The net interest margin, on a fully tax-equivalent basis, was 3.52 percent and 3.46 percent for the nine months ended September 30, 2012 and 2011, respectively.

For the first nine months of 2012, average loans increased $127.7 million or 13.3 percent to $1.08 billion from $956.7 million for the same 2011 period. The yield on loans was 4.43 percent for the nine months ended September 30, 2012 as compared to 4.88 percent for the same 2011 period, a decrease of 45 basis points.

Average deposits totaled $1.42 billion for the nine months ended September 30, 2012, increasing $62.5 million, or 4.6 percent from $1.36 billion for the same months of 2011. The average cost of interest-bearing deposits for the first nine months of 2012 was 0.34 percent, as compared to 0.57 percent for the same period in 2011, a decline of 23 basis points.

CONTRACTUAL OBLIGATIONS: For a discussion of our contractual obligations, see the information set forth in the Corporation’s 2011 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis – Contractual Obligations” which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s 2011 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis – Off-Balance Sheet Arrangements” which is incorporated herein by reference.

EARNINGS ANALYSIS

NET INTEREST INCOME: For the third quarter of 2012, the Corporation recorded net interest income, on a tax-equivalent basis, of $13.0 million as compared to $12.1 million for the same quarter of 2011, an increase of $943 thousand or 7.8 percent. For the third quarters of 2012 and 2011, the net interest margin was 3.50 percent and 3.37 percent, respectively. During the third quarter of 2012, rates were lower on new loans, compared to the rates on loans that are maturing or paying down; however, the growth in the loan portfolio contributed to the growth in net interest income. Additionally, the Corporation continued to lower average funding costs in core deposits, and, to a lesser extent, certificates of deposits repriced at lower market rates or transferred to other, lower-costing deposit products.

Average investments, federal funds sold and interest-earning deposits totaled $382.6 million for the third quarter of 2012, declining $83.0 million, or 17.8 percent, from the $465.6 million recorded for the same quarter of 2011. The decline in these categories primarily funded loan growth.

Average loans totaled $1.10 billion for the third quarter of 2012 as compared to $964.4 million for the same period in 2011, increasing $134.5 million, or 13.9 percent, when compared to the same quarter in 2011. Much of the growth was in mortgages as the residential mortgage portfolio increased to an average of nearly $521.0 million for the third quarter of 2012, increasing $86.6 million, or 19.9 percent, over the same quarter of 2011. The commercial mortgage portfolio increased $65.8 million, or 20.8 percent, from the year ago period, averaging $382.4 million for the third quarter of 2012. The Corporation has increased its emphasis on multifamily lending, as well as continuing to provide mortgage loans on a variety of commercial and residential properties to creditworthy borrowers. Home equity loans averaged $50.6 million for the third quarter of 2012, rising $778 thousand or 1.6 percent from the same period of 2011. For the third quarters of 2012 and 2011, the commercial construction portfolio averaged $7.7 million and $15.1 million, respectively, declining $7.3 million, or 48.6 percent, from the same period in 2011, due to the conversion of some loans to permanent loans and also due to the resolution of some problem loans. For the third quarter of 2012, the commercial loan portfolio averaged nearly $114.8 million as compared to $127.7 million for the same quarter of 2011, a decline of $12.9 million, or 10.1 percent, from the prior year, while the installment loans portfolio averaged $21.8 million for the third quarter of 2012 as compared to $20.1 million for the same three months in 2011, an increase of $1.7 million, or 8.4 percent.

For the third quarters of 2012 and 2011, average deposits totaled $1.44 billion and $1.38 billion, respectively, increasing $56.8 million, or 4.1 percent. Interest-bearing checking accounts averaged $335.0 million for the three months ended September 30, 2012, as compared to $321.4 million for the same period in 2011, an increase of $13.6 million, or 4.2 percent. Noninterest-bearing demand deposits increased $58.5 million, or 23.7 percent, over the third quarter of 2011 to an average of $305.2 million for the third quarter of 2012. Checking growth is attributable to the Corporation’s continued focus on business and personal core deposit growth. For the third quarter of 2012, savings accounts averaged $104.3 million, increasing $16.4 million or 18.7 percent from the same quarter of 2011. Money market accounts averaged $503.2 million for the third quarter of 2012, as compared to $519.9 million for the third quarter of 2011, decreasing $16.7 million, or 3.2 percent from the prior year quarter. Overall, the Corporation has seen an increase in savings accounts as customers tend to increase savings in a lower or uncertain interest rate environment, to wait for a higher or a more certain rate environment. Average certificates of deposit totaled $188.6 million and $203.6 million, for the third quarters of 2012 and 2011 respectively, decreasing $15.0 million, or 7.4 percent, over the 2011 quarter. The Corporation has opted not to pay higher rates on maturing certificates of deposit. The Corporation believes it has ample liquidity from core deposits, principal paydowns on loans and maturing or called investments.

Overnight borrowings from the Federal Home Loan Bank of New York averaged $1.7 million for the third quarter of 2012; there was no average balance for the 2011 quarter. For the third quarter of 2012, average other borrowings totaled $13.6 million, declining $7.2 million, or 34.6 percent when compared to the same quarter of 2011, as maturing borrowings were not replaced.

Average yields on interest-earning assets, on a tax-equivalent basis, declined four basis points to 3.81 percent for the third quarter of 2012 from 3.85 percent for the same quarter of 2011. Average yields earned on investments securities were 2.57 percent for the third quarter of 2012, as compared to 2.18 percent for the same period in the prior year, a decline of 39 basis points. For the third quarter of 2012, the average yield on the loan portfolio was 4.36 percent, declining 45 basis points from the 2011 quarter. Yields on loans continue to experience downward pressure as competition for quality loans is intense.

Including the effect of noninterest-earning demand deposits, the cost of funds was 31 basis points for the third quarter of 2012 as compared to 48 basis points for the same 2011 quarter, decreasing 17 basis points. The average cost of interest-bearing checking deposits was 11 basis points in the third quarter of 2012, declining 22 basis points from 33 basis points in the same period in 2011. For the quarters ended September 30, 2012 and 2011, the cost of money market products averaged 21 basis points and 34 basis points, respectively, declining 13 basis points when compared to the same period in 2011. Certificates of deposit costs averaged 1.17 percent in the third quarter of 2012, as compared to 1.34 percent for the same quarter of 2011, declining 17 basis points, from the prior year period.

The Corporation’s repricing of its interest-bearing assets and liabilities and the effect of the sustained low rate environment on market rates contributed to the decline in yields and costs of these assets and liabilities. The growth of the loan portfolio funded by the decline in lower-yielding investments and interest-earning deposits enabled the Corporation to increase the net interest margin to 3.50 percent in the third quarter of 2012 from 3.37 percent for the same period in 2011.

For the nine months ended September 30, 2012 and 2011, the Corporation recorded net interest income, on a tax-equivalent basis, of $39.1 million and $36.8 million, respectively, an increase of $2.4 million or 6.4 percent. The net interest margin was 3.52 percent for the first nine months of 2012 as compared to 3.46 percent for the same 2011 period. Rates on new loans were lower when compared to the rates on loans that were maturing or paying down in the first nine months of 2012; however, the growth in the loan portfolio offset much of this decline and contributed to a slightly increased margin. The Corporation also continued to lower average funding costs in certificates of deposits and core deposits.

Average investments, federal funds sold and interest-earning deposits totaled $395.0 million for the nine months ended September 30, 2012, declining $62.4 million, or 13.6 percent, from the average of $457.4 million for the same 2011 period. The decline in these categories primarily funded loan growth.

For the nine months ended September 30, 2012, average loans totaled almost $1.08 billion, increasing $127.7 million or 13.3 percent over the $956.7 million averaged for the same period of 2011. Much of the growth in loans year over year was in the residential mortgage and commercial mortgage portfolios, as the Corporation increased its emphasis on multifamily lending, as well as continued to provide mortgage loans on a variety of commercial and residential properties to creditworthy borrowers. The residential mortgage portfolio averaged $521.1 million for the nine months ended September 30, 2012, as compared to $434.2 million for the same 2011 period, an increase of $86.9 million, or 20.0 percent. The commercial mortgage portfolio increased $58.4 million, or 19.1 percent, to $363.6 million for the first nine months of 2012 when compared to the year ago period. Home equity loans averaged $49.5 million and $48.0 million for the nine months ended September 30, 2012 and 2011, respectively, an increase of $1.5 million or 3.2 percent. The commercial loan portfolio declined $12.2 million, or 9.3 percent, from the nine months ended September 30, 2011 to an average of $118.1 million for the same period in 2012 and the commercial construction portfolio declined $7.6 million, or 41.1 percent from the first nine months of 2011, averaging $10.9 million for the nine months ended September 30, 2012. These declines in average balances were due to the resolution of some problem loans and the conversion of certain construction loans to permanent.

Total deposits averaged $1.42 billion and $1.36 billion for the nine month ended September 30, 2012 and 2011, respectively, increasing $62.5 million, or 4.6 percent from the prior year period to 2012. For the first nine months of 2012, total interest-bearing checking deposits averaged $332.8 million as compared to $309.6 million for the same period in 2011, an increase of $23.2 million, or 7.5 percent. Noninterest-bearing checking deposits averaged $291.0 million for the first nine months of 2012, an increase of $55.3 million, or 23.5 percent over the same year ago period. For the nine months ended September 30, 2012, savings accounts averaged $99.7 million as compared to $85.4 million for the same period in 2011, an increase of $14.3 million, or 16.7 percent. Average money market accounts declined $11.4 million, or 2.2 percent, to $508.3 million for the nine months ended September 30, 2012 as compared to the same year ago period. The Corporation recorded average certificate of deposit balances of $191.6 million and $210.5 million, for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $18.9 million, or 9.0 percent from the 2011 period. The Corporation believes it has ample liquidity from core deposits, principal paydowns on loans and maturing or called investments. Overnight borrowings from the Federal Home Loan Bank of New York averaged $13.6 million for the first nine months of 2012 as compared to $1.2 million for the same nine months of 2011, while other borrowings declined $6.6 million from the year ago period to $16.1 million for the first nine months of 2012.

Average yields on interest-earning assets, on a tax-equivalent basis, declined 15 basis points to 3.85 percent for the first nine months of 2012 from 4.00 percent for the same 2011 period. Investment securities earned average yields of 2.45 percent and 2.39 percent for the nine months ended September 30, 2012 and 2011, respectively, declining six basis points from the prior year period. Average yields on the loan portfolio were 4.43 percent for the first nine months of 2012 as compared to 4.88 percent for the same period of 2011, reflecting a 45 basis point decline.

The Corporation’s cost of funds, including the effect of noninterest-bearing deposits, was 33 basis points for the first nine months of 2012, declining 21 basis points from 54 basis points in the same period of 2011. In the nine months ended September 30, 2012, the average cost of interest-bearing checking deposits was 12 basis points as compared to 37 basis points for the same period of 2011, declining 25 basis points, while the cost of money market products averaged 22 basis points for the same 2012 period as compared to 42 basis points for the same year ago period, declining 20 basis points. Certificates of deposit costs for the first nine months of 2012 and 2011 averaged 1.19 percent and 1.38 percent, respectively, declining 19 basis points, from the 2011 period.

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2012			September 30, 2011
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$284,440	$1,787	2.51%	$350,946	$1,762	2.01%
Tax-exempt (1) (2)	44,481	322	2.90	37,238	353	3.79
Loans held for sale	2,829	34	4.77	610	12	8.37
Loans (2) (3)	1,098,857	11,965	4.36	964,400	11,589	4.81
Federal funds sold	100	—	0.10	100	—	0.25
Interest-earning deposits	53,560	27	0.20	77,295	43	0.22
Total interest-earning assets	1,484,267	14,135	3.81%	1,430,589	13,759	3.85%
Noninterest-earning assets:
Cash and due from banks	5,611			8,458
Allowance for loan losses	(14,005)			(14,592)
Premises and equipment	30,820			32,876
Other assets	77,232			72,428
Total noninterest-earning assets	99,658			99,170
Total assets	$1,583,925			$1,529,759

LIABILILIES:
Interest-bearing deposits:
Checking	$334,982	$89	0.11%	$321,368	$269	0.33%
Money markets	503,180	259	0.21	519,918	438	0.34
Savings	104,273	14	0.05	87,863	51	0.23
Certificates of deposit	188,568	550	1.17	203,612	684	1.34
Total interest-bearing deposits	1,131,003	912	0.32	1,132,761	1,442	0.51
Borrowings	15,281	113	2.96	20,831	177	3.40
Capital lease obligation	9,043	107	4.73	6,406	80	4.99
Total interest-bearing liabilities	1,155,327	1,132	0.39	1,159,998	1,699	0.59
Noninterest-bearing liabilities:
Demand deposits	305,192			246,665
Accrued expenses and
other liabilities	7,434			6,287
Total noninterest-bearing
liabilities	312,626			252,952
Shareholders’ equity	115,972			116,809
Total liabilities and
shareholders’ equity	$1,583,925			$1,529,759
Net interest income
(tax-equivalent basis)		13,003			12,060
Net interest spread			3.42%			3.26%
Net interest margin (4)			3.50%			3.37%
Tax equivalent adjustment		(153)			(165)
Net interest income		$12,850			$11,895

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Nine Months Ended

(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2012			September 30, 2011
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$315,589	$5,609	2.37%	$369,960	$6,240	2.25%
Tax-exempt (1) (2)	46,619	1,036	2.96	36,566	1,053	3.84
Loans held for sale	1,859	75	5.37	617	33	7.22
Loans (2) (3)	1,084,357	36,005	4.43	956,651	35,011	4.88
Federal funds sold	100	—	0.10	100	—	0.26
Interest-earning deposits	32,694	58	0.24	50,736	91	0.24
Total interest-earning assets	1,481,218	42,783	3.85%	1,414,630	42,428	4.00%
Noninterest-earning assets:
Cash and due from banks	6,378			8,191
Allowance for loan losses	(13,916)			(14,869)
Premises and equipment	31,284			33,300
Other assets	77,323			71,970
Total noninterest-earning assets	101,069			98,592
Total assets	$1,582,287			$1,513,222

LIABILILIES:
Interest-bearing deposits:
Checking	$332,822	$292	0.12%	$309,646	$865	0.37%
Money markets	508,337	820	0.22	519,700	1,638	0.42
Savings	99,671	56	0.07	85,415	159	0.25
Certificates of deposit	191,596	1,709	1.19	210,498	2,172	1.38
Total interest-bearing deposits	1,132,426	2,877	0.34	1,125,259	4,834	0.57
Borrowings	29,649	453	2.04	23,890	578	3.23
Capital lease obligation	9,094	324	4.75	6,384	239	4.99
Total interest-bearing liabilities	1,171,169	3,654	0.42	1,155,533	5,651	0.65
Noninterest-bearing liabilities:
Demand deposits	290,988			235,666
Accrued expenses and
other liabilities	6,592			6,552
Total noninterest-bearing
liabilities	297,580			242,218
Shareholders’ equity	113,538			115,471
Total liabilities and
shareholders’ equity	$1,582,287			$1,513,222
Net interest income
(tax-equivalent basis)		39,129			36,777
Net interest spread			3.43%			3.35%
Net interest margin (4)			3.52%			3.46%
Tax equivalent adjustment		(485)			(478)
Net interest income		$38,644			$36,299

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME: For the third quarter of 2012 and 2011, other income, excluding fee income from PGB Trust & Investments, totaled $1.6 million and $1.4 million, respectively, an increase of $223 thousand or 15.7 percent. Net securities gains of $235 thousand were recorded in the third quarter of 2012 as compared to $248 thousand for the same quarter of 2011. Included in net securities gains of $235 thousand for the 2012 quarter was the recovery of $84 thousand from the maturity of a trust preferred security that had previously recorded other-than-temporary impairment; the remaining $151 thousand was from strategic sales of securities. For the third quarter of 2012, income earned on bank owned life insurance was $266 thousand, as compared to $257 thousand for the same quarter in 2011. Service charges and fees totaled $694 thousand for the third quarter of 2012 as compared to $747 thousand for the same quarter in 2011, declining $53 thousand or 7.1 percent, as customers are more diligent in managing their depository accounts. For the third quarter of 2012, gain on sale of loans was $358 thousand, as compared to $115 thousand for the same quarter of 2011, an increase of $242 thousand due to higher origination levels, as well as a decision to retain less of such loans in portfolio. The third quarter of 2012 also included a $22 thousand net gain on disposition of other real estate owned that was not in the third quarter of 2011.

For the nine months ended September 30, 2012, the Corporation recorded other income, excluding fee income from PGB Trust & Investments, of $4.6 million as compared to $4.4 million for the same period in 2011, an increase of $236 thousand or 5.4 percent. Net securities gains, from strategic sales of securities and excluding the recovery of $84 thousand from the maturity of a trust preferred security noted above, of $648 thousand and $721 thousand were recorded for the nine months ended September 30, 2012 and 2011, respectively. For the first nine months of 2012, service charges and fees decreased $132 thousand, or 6.0 percent, from the same period last year to $2.1 million due principally to customers being more diligent in managing their depository accounts.. Income earned on bank owned life insurance for the first nine months of 2012 was $794 thousand as compared to $769 thousand for the same period of 2011, an increase of $25 thousand or 3.3 percent. For the nine months ended September 30, 2012 and 2011, gains on sale of loans was $825 thousand and $362 thousand, respectively, an increase of $463 thousand due to higher origination levels, as well as a decision to retain less of such loans in portfolio. The nine months ended September 30, 2012 also included a $62 thousand net loss on disposition of other real estate owned as compared to a $47 thousand gain on sale of other real estate owned for the same period of 2011.

OPERATING EXPENSES: The Corporation recorded operating expenses of $12.0 million and $10.6 million for the third quarters of 2012 and 2011, respectively, an increase of $1.4 million or 13.4 percent. Salary and benefit expense was $7.0 million for the third quarter of 2012, as compared to $5.8 million in the same quarter of 2011, an increase of $1.2 million or 21.4 percent, due to increases in outside directors’ retirement plan expense, bonus and profit sharing accruals, costs associated with key additions to staff in PGB Trust & Investments to enhance their ability to grow and service their client base, increased commissions related to increased loan originations and normal salary increases. For the third quarters of 2012 and 2011, professional and legal fees totaled $369 thousand and $248 thousand, respectively, an increase of $121 thousand, or 48.8 percent due in part to expenses related to the search for a new Chief Executive Officer. With the CEO search completed in the fourth quarter of 2012, the Corporation anticipates additional final costs to be recorded in that quarter. Loan expense, which includes costs associated with problem loan expense, decreased by approximately $190 thousand, or 49.5 percent, from the third quarter of 2011 compared to the same quarter of 2012; while the Corporation recorded expense on other real estate owned of $45 thousand and $3 thousand for the third quarters of 2012 and 2011, respectively, as the Corporation continued to work out various problem assets. Other expense for the third quarter of 2012 increased $253 thousand when compared to the same quarter of 2011. The current quarter included increases in outside director fee expense due to fee increases, which had not been increased since 2008; increased bill pay expense due to significant system enhancements; and increased costs associated with debit cards. Expenses for occupancy, advertising and delivery and postage declined, in part, due to cost-saving initiatives.

For the first nine months of 2012 and 2011, the Corporation recorded operating expenses of $34.8 million and $32.9 million, respectively, an increase of $1.9 million or 5.9 percent. For the nine months ended September 30, 2012, salary and benefit expense was $19.6 million, as compared to $17.6 million for the same period of 2011, an increase of almost $2.0 million or 11.2 percent, due to increases in outside directors’ retirement plan expense, bonus and profit sharing accruals, costs associated with key additions to staff in PGB Trust & Investments to enhance their ability to grow and service their client base, increased commissions related to increased loan originations and normal salary increases. FDIC expense decreased $313 thousand to $941 thousand for the third quarter of 2012 as compared to $1.3 million for the same period of 2011 due to a regulatory change in the calculation of the assessment in 2011. Professional and legal fees increased approximately $34 thousand or 4.2 percent from $821 thousand for the nine months ended September 30, 2011 to $855 thousand in the same nine month period of 2012. Loan expense, which includes costs associated with problem loan expense, totaled $699 thousand and $676 thousand, for the nine months ended September 30, 2012 and 2011, respectively, increasing by approximately $23 thousand or 3.4 percent. The Corporation also recorded expense on other real estate owned of $272 thousand for the first nine months of 2012 as compared to $77 thousand for the same period of 2011 as the Corporation continued to work out various problem assets. For the first nine months of 2012, other expense increased $542 thousand when compared to the same nine months of 2011. The nine-month period included increases in outside director fee expense due to fee increases, which had not been increased since 2008; increased bill pay expense due to significant system enhancements; and increased costs associated with debit cards. Expenses for occupancy, advertising, stationery and supplies and postage declined, in part, due to cost-saving initiatives.

The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Salaries and employee benefits	$7,029	$5,789	$19,550	$17,579
Premises and equipment	2,290	2,322	7,034	7,058
FDIC assessment	299	253	941	1,254
Trust department expense	276	291	1,130	1,223
Professional and legal fees	369	248	855	821
Loan expense	194	384	699	676
Telephone	180	175	483	622
Advertising	109	163	356	575
Stationery and supplies	112	102	281	292
Postage	85	91	249	289
Other real estate owned expense	45	3	272	77
Other expense	1,005	752	2,927	2,385
Total operating expenses	$11,993	$10,573	$34,777	$32,851

PGB TRUST & INVESTMENTS: PGB Trust & Investments, a division of the Bank, has served in the roles of executor and trustee while providing investment management, custodial, tax, retirement and financial services to its growing client base. Officers from PGB Trust & Investments are available to provide trust and investment services at the Bank’s corporate headquarters in Bedminster, New Jersey, and its Clinton, Morristown and Summit, New Jersey branches as well as at an office located in Bethlehem, Pennsylvania.

The market value of trust assets under administration for PGB Trust & Investments was approximately $2.15 billion at September 30, 2012 as compared to $1.86 billion at September 30, 2011.

PGB Trust & Investments generated fee income of $2.9 million for the third quarter of 2012 as compared to $2.6 million for the same quarter of 2011, an increase of $363 thousand or 14.2 percent. The increase reflects increased relationships, a greater mix of higher margin business, improvement in the market value of assets under management and an increase in fees.

While the “Operating Expenses” section above offers an overall discussion of the corporation’s expenses including PGB Trust & Investments, other expenses relative to PGB Trust & Investments totaled $2.3 million and $2.2 million for the third quarters of 2012 and 2011, respectively, an increase of $81 thousand or 3.6 percent. For the third quarter of 2012, salaries and benefits expense increased $131 thousand, or 10.9 percent when compared to the same period in 2011. However, during the same time periods, total operating expenses decreased $50 thousand, or 4.9 percent, due to various operating efficiencies.

For the first nine months of 2012, PGB Trust & Investments generated fee income of $9.4 million, an increase of nearly $1.3 million, or 15.4 percent, when compared to $8.1 million for the same 2011 period. The increase reflects increased relationships, a greater mix of higher margin business, improvement in the market value of assets under management and an increase in fees.

Other expenses relative to PGB Trust & Investments totaled $7.1 million and $7.2 million, for the nine months ended September 30, 2012 and 2011, respectively, a decrease of $22 thousand, or 0.3 percent. Salaries and benefits expense totaled $3.9 million for the first nine months of 2012, increasing $308 thousand, or 8.5 percent when compared to the same period in 2011. Operating expenses decreased $330 thousand, or 9.3 percent, from $3.6 million for the nine months ended September 30, 2011 to $3.2 million for the same period in 2012.

PGB Trust & Investments currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NONPERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets. These assets totaled $20.4 million and $26.3 million at September 30, 2012 and December 31, 2011, respectively. The decline from 2011 was due to the sale of the Corporation’s largest commercial OREO property, which was completed during the first quarter of 2012.

The following table sets forth asset quality data on the dates indicated (in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2012	2012	2012	2011	2011
Loans past due over 90 days
and still accruing	$—	$—	$—	$345	$836
Nonaccrual loans	16,958	19,011	18,598	18,865	22,103
Other real estate owned	3,392	3,073	3,391	7,137	3,264
Total nonperforming assets	$20,350	$22,084	$21,989	$26,347	$26,203

Accruing TDR’s	$7,625	$7,647	$7,842	$7.281	$5,519

Loans past due 30 through 89 days
and still accruing	$2,536	$2,836	$7,619	$11,632	$9,706

Classified loans (A)	$47,017	$47,102	$48,546	$49,101	$52,031

Impaired loans (A)	$24,584	$26,658	$26,568	$26,212	$27,529

Nonperforming loans as a % of
total loans	1.55%	1.72%	1.73%	1.85%	2.36%
Nonperforming assets as a % of
total assets	1.29%	1.40%	1.39%	1.65%	1.66%
Nonperforming assets as a % of
total loans plus other real
estate owned	1.85%	1.99%	2.03%	2.52%	2.68%

(A) Classified loans include all impaired loans. Impaired loans include all nonaccrual loans and all TDRs.

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES: The provision for loan losses was $750 thousand and $1.5 million for the third quarters of 2012 and 2011, respectively. The provision for loan losses was $3.8 million for the first nine months of 2012 as compared to $5.5 million for the same 2011 period. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses was primarily related to the changes in the specific reserves on impaired loans, net charge-offs and for the impact of the net charge-off trends and environmental factors on the general reserve.

Provision for loan loss of $750 thousand was primarily made to replenish the allowance for loan losses for charge-offs and to provision to loan growth experienced by the non-homogeneous loan categories.

The overall allowance for loan losses was $13.9 million as of September 30, 2012 as compared to $13.2 million at December 31, 2011. As a percentage of loans, the allowance for loan losses was 1.27 percent as of both September 30, 2012 and December 31, 2011. The specific reserves on impaired loans have decreased to $744 thousand at September 30, 2012 as compared to $1.3 million as of December 31, 2011. Total impaired loans were $24.7 million and $26.2 million as of September 30, 2012 and December 31, 2011, respectively. The general component of the allowance increased from $11.9 million at December 31, 2011 to $13.1 million at September 30, 2012. As a percentage of non-impaired loans, the general reserve was 1.23 percent and 1.18 percent at September 30, 2012 and December 31, 2011, respectively. The increase in the general reserves was caused by an increase in certain loan balances coupled with the methodology employed in calculating its related loss experience. When the Corporation develops its estimated loss factors, it reviews the actual loss factors over a multiyear period which get updated as new data becomes available. In this situation, some of the actual loss factors for the first six months of 2012 were slightly higher than the loss factors from an earlier period which made the updated loss factor higher. Based on its analysis, Management believes that allowance for loan loss is a reasonable estimate for probable incurred losses in the portfolio as of September 30, 2012.

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,
(In thousands)	2012	2012	2012	2011	2011
Allowance for loan losses:
Beginning of period	$13,686	$13,496	$13,223	$13,843	$14,056
Provision for loan losses	750	1,500	1,500	1,750	1,500
Charge-offs, net	(543)	(1,310)	(1,227)	(2,370)	(1,713)
End of period	$13,893	$13,686	$13,496	$13,223	$13,843

Allowance for loan losses as
a % of total loans	1.27%	1.24%	1.25%	1.27%	1.42%
Allowance for loan losses as
a % of nonperforming loans	81.93%	71.99%	72.57%	68.83%	60.35%

INCOME TAXES: For the third quarter of 2012 income tax expense as a percentage of pre-tax income was 39 percent. In the third quarter of 2011, the Corporation reversed a previously recorded valuation allowance that was established against the deferred state tax assets of $3.0 million. Income tax expense, without considering the reversal, as a percentage of pre-tax income was 38 percent for the third quarter of 2011. Income tax expense as a percentage of pre-tax income for the first nine months of 2012 was 39 percent. Income tax expense, without considering the reversal, as a percentage of pre-tax income was 36 percent for the nine months ended September 30, 2011.

CAPITAL RESOURCES: The Corporation’s total shareholders’ equity at September 30, 2012, was $117.5 million as compared to $123.0 million at December 31, 2011. The primary reason for the decrease is the Corporation’s repayment of the remaining shares of preferred stock issued under the Treasury’s Capital Purchase Program in the first quarter of 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 Capital to average assets. For the third quarter of 2012, the Bank’s capital ratios met or exceeded the minimum to be categorized as well capitalized under the regulatory framework for prompt corrective action. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles. The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At September 30, 2012, the Bank’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 11.40 percent and 12.65 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. At September 30, 2012, the Bank’s leverage ratio was 7.24 percent, in excess of the well-capitalized standard of 5.0 percent.

At September 30, 2012, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 11.51 percent and 12.76 percent, respectively, while the Corporation’s leverage ratio was 7.31 percent.

In addition, the Corporation’s common equity ratio at September 30, 2012, was 7.42 percent compared to 6.81 percent at December 31, 2011 and 6.78 percent at September 30, 2011.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including loan fundings, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments, securities available for sale, deposit inflows and loan repayments.

Management actively monitors and manages the Corporation’s liquidity position and feels it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $54.9 million at September 30, 2012. In addition, the Corporation has $253.5 million in securities designated as available for sale at September 30, 2012. These securities can be sold in response to liquidity concerns. In addition, the Corporation generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

Another source of liquidity is borrowing capacity. At September 30, 2012, unused short-term or overnight borrowing commitments totaled $462.5 million from the FHLB and $28.2 million from correspondent banks.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2012).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonable likely materially affect, the Corporation’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2012 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

31.1	Certification of Douglas L. Kennedy, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Jeffrey J. Carfora, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Douglas L. Kennedy, Chief Executive Officer of the Corporation, and Jeffrey J. Carfora, Chief Financial Officer of the Corporation.

101	Interactive Data File *

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 9, 2012	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
Chief Executive Officer

DATE: November 9, 2012	By: /s/ Jeffrey J. Carfora
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

31.1	Certification of Douglas L. Kennedy, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Jeffrey J. Carfora, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Douglas L. Kennedy, Chief Executive Officer of the Corporation, and Jeffrey J. Carfora, Chief Financial Officer of the Corporation.

101	Interactive Data File *

* As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and is deemed not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

