Form 10-K
period 2012-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2013-03-15
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012	Commission File No. 000-23537

PEAPACK-GLADSTONE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-2491488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Hills Drive, Suite 300
Bedminster, NJ	07921
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (908) 234-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, No par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No☒.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐.

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

The aggregate market value of the shares held by unaffiliated stockholders was approximately $128,261,567 on June 30, 2012.

As of February 28, 2013, 8,972,288 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Definitive Proxy Statement for the Corporation’s 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) are incorporated by reference into Parts II and III. The Corporation will file the 2013 Proxy Statement within 120 days of December 31, 2012.

2

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2012

PART I

Item 1.	BUSINESS

The disclosures set forth in this Form 10-K are qualified by Item 1A-Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

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

The Bank has a Trust and Investment Department, PGB Trust & Investments, which offers personal investment management services, personal trust administration services, estate settlement, income tax services, custodial services and other financial planning services. Since its inception in 1972, market value of trust assets under administration have increased to $2.30 billion. In December 2012, the Corporation formed PGB Trust & Investments of Delaware, a subsidiary of the Bank, and opened an office in Greenville, Delaware.

In October 2012, the Corporation hired a new CEO and following the hiring the Corporation has made personnel changes and has undertaken a strategic review of its operations. It is anticipated that the Corporation will in the future add more personnel, including bankers and marketing personnel, which is anticipated to add expense prior to the recognition of revenue from the added bankers and marketing personnel.

The information regarding business segments as set forth in Item 8 of Part II of this Form 10-K under Note 17 to the Corporation’s Consolidated Financial Statements for the year ended December 31, 2012 is incorporated by reference herein.

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

Employees

As of December 31, 2012, the Corporation employed 292 full-time equivalent persons. Management considers relations with employees to be satisfactory.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Act, among other things:

•	Directed the Federal Reserve to issue rules limiting debit-card interchange fees for banks with more than $10 billion in assets;
•	After a three-year phase-in period which begins January 1, 2013, removed trust preferred securities as a permitted component of Tier 1 capital for bank holding companies with assets of $15 billion or more, however, bank holding companies with assets of less than $15 billion will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital (However, the currently proposed NPRs of the U.S. federal banking regulators may disallow this treatment, phased in over a 3 to 10 year period based on varying interpretations of the proposed rules);
•	Provided for increase in the minimum reserve ratio for the deposit insurance fund from 1.15 percent to 1.35 percent and changes the basis for determining FDIC premiums from deposits to assets;
•	Created a new Consumer Financial Protection Bureau (“CFPB”) that has rulemaking authority for a wide range of consumer protection laws that would apply to all banks and would have broad powers to supervise and enforce consumer protection laws;
•	Required public companies to give shareholders a non-binding vote on executive compensation at their first annual meeting following enactment and at least every three years thereafter and on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders;
•	Directed federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not;
5

•	Prohibited a depository institution from converting from a state to a federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days;
•	Changed standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;
•	Provided mortgage reform provisions regarding a customer’s ability to repay, requiring the ability to repay for variable-rate loans to be determined by using the maximum rate that will apply during the first five years of the loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;
•	Created a Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;
•	Made permanent the $250 thousand limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;
•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts; and
•	Authorized de novo interstate branching, subject to non-discriminatory state rules, such as home office protection.

The Dodd-Frank Act also authorized the Securities and Exchange Commission (“SEC”) to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. However, on July 21, 2011, the United States Court of Appeals for the District of Columbia Circuit struck down the SEC’s proposed proxy access rules.

On June 20, 2012, the SEC adopted final rules regarding heightened independence requirements for Compensation Committee members. These rules require stock exchanges to adopt listing standards that address (i) independence of compensation committee members, (ii) the compensation committee’s authority to retain compensation advisers, (iii) the compensation committee’s consideration of the independence of any compensation advisers, and (iv) the compensation committee’s responsibility for the appointment, compensation and oversight of the work of any compensation adviser. On September 25, 2012, the New York Stock Exchange and NASDAQ released proposed compensation committee and compensation committee adviser independence listing standards, and on January 11, 2013, the SEC approved these standards.

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

The CFPB continued to propose amendments to mortgage regulations in August and September of 2012, and in January 2013, the CFPB issued final rules for several of the regulations. On January 10, 2013, the CFPB issued a final rule amending Regulation Z to implement certain amendments to the Truth in Lending Act. The rule implements statutory changes that lengthen the time for which a mandatory escrow account established for a higher-priced mortgage loan must be maintained.  The rule also exempts certain transactions from the statute’s escrow requirement. The rule will become effective on June 1, 2013. Also on January 10, 2013, the CFPB issued a final rule implementing amendments to the Truth in Lending Act and the Real Estate Settlement Procedures Act.  The rule amends Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement.  The rule also amends Regulation Z and Regulation X by imposing other requirements related to homeownership counseling. The rule will become effective on January 10, 2014.

On January 18, 2013, the CFPB amended Regulation B to implement changes to the Equal Credit Opportunity Act. The revisions to Regulation B require creditors to provide applicants with free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. The rule will become effective on January 18, 2014. On January 20, 2013, the CFPB amended Regulation Z to implement requirements and restrictions to the Truth in Lending Act concerning loan originator compensation, qualifications of, and registration or licensing of loan originators, compliance procedures for depository institutions, mandatory arbitration, and the financing of single-premium credit insurance.  These amendments revise or provide additional commentary on Regulation Z’s restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on a term of a transaction or a proxy for a term of a transaction, and to recordkeeping requirements.  This rule also establishes tests for when loan originators can be compensated through certain profits-based compensation arrangements. The amendments to § 1026.36(h) and (i) are effective on June 1, 2013, while the other provisions of the rule are effective on January 10, 2014.

Certain changes in the new mortgage rules promulgated by the CFPB would be applicable to the Bank and the Corporation. The CFPB is expected to issue additional final rules regarding mortgages in 2013.

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

Capital Requirements

The Corporation’s wholly owned subsidiary is subject to risk-based capital guidelines for banks as adopted by the FRB. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Capital”). The remainder may consist of other preferred stock, certain other instruments and a portion of the loan loss allowance. At December 31, 2012, the Bank’s Tier 1 Capital and Total Capital ratios were 11.67% and 12.92%, respectively.

In addition, the FRB has established minimum leverage ratio guidelines for banks. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets of 4% for banks that meet certain specified criteria, including having the highest regulatory rating. All other banks generally are required to maintain a leverage ratio of at least 4% plus an additional cushion of 100 to 200 basis points. The Bank's leverage ratio at December 31, 2012 was 7.18%.

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

Upon implementation of the Basel III final framework, banking institutions will be required to meet the following minimum capital ratios:

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

Implementation of the deductions and other adjustments to CET1 is scheduled to begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

On January 7, 2013, the Basel Committee released the revised Basel III Liquidity Coverage Ratio (“LCR”). The revised LCR standards allow banks to use a broader range of liquid assets to meet their liquidity buffer and reduce some of the run-off assumptions that banks must make in calculating their net cash outflows. The revised standards also clarify that banks may dip below the minimum LCR requirement during periods of stress. The Basel Committee expects national regulators to implement the LCR on a phased-in basis beginning on January 1, 2015. Though the FRB has expressed its intent to implement some version of the LCR and other Basel III liquidity standards in the United States, the scope and timing of U.S. implementation currently is unclear.

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

The FRB and the FDIC were part of a joint proposal in June 2012 seeking comment on three notices of proposed rulemaking (“NPR”) that would revise and replace the agencies’ current capital rules in connection with the Basel accords. The two NPRs discussed below concern capital issues of significant importance to the Bank and, under certain circumstances, the Company. The third NPR, which relates to advanced approaches and market risk capital rules, is not applicable to the organization’s current operations.

The first NPR relates to Basel III and proposes to revise risk-based and leverage capital requirements, including the implementation of new common equity Tier 1 capital requirements and a higher minimum Tier 1 capital requirement. Also included in the NPR are proposed limitations on capital distributions and certain discretionary bonus payments for any banking organization not holding a specified buffer of common equity Tier 1 capital in excess of its minimum risk-based capital requirement. Revisions to the prompt correction action framework and the tangible common equity definition are also included in the NPR. The other NPR applicable to the organization’s operations proposes a standardized approach for risk-weighted assets to enhance risk sensitivity and to address certain weaknesses identified over recent years, including methods for determining risk-weighted assets for residential mortgages, securitization exposures and counterparty credit risk. The proposed changes in the two NPRs would be applicable to the Bank and the Corporation (as long as the Corporation’s assets continue to exceed $500 million).

The comment period for these NPRs ended on October 22, 2012. Since Basel III was intended to be implemented beginning January 1, 2013, the regulators intended to finalize the rules by that date. However, on November 9, 2012, the federal agencies that proposed the NPRs announced that they do not expect that any of the proposed rules would become effective on January 1, 2013. Moreover, the announcement did not indicate the likely new effective date.

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

As previously noted above, the Dodd-Frank Act makes permanent the $250 thousand limit for federal deposit insurance. It also provided unlimited federal deposit insurance through December 31, 2012 for non-interest bearing demand transaction accounts and IOLTAs at all insured depository institutions. This provision lapsed at the beginning of 2013. Deposits held in noninterest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total will be insured up to at least $250 thousand.

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

On January 6, 2010 and March 2, 2011, the Corporation redeemed 25 percent of the preferred shares issued under the Treasury’s CPP, each time repaying approximately $7.2 million to the Treasury, including accrued and unpaid dividends. On January 11, 2012, the Corporation redeemed the remaining 50 percent of the preferred shares issued under the Treasury’s CPP, repaying approximately $14.5 million to the Treasury, including accrued and unpaid dividends. Upon redemption of the final preferred shares, the Corporation’s participation in the CPP ended, and the Corporation is no longer subject to the requirements of the CPP, including certain limits on executive compensation. The Corporation repurchased the warrant from the Treasury on April 5, 2012.

Restrictions on the Payment of Dividends

The holders of the Corporation’s common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Corporation out of funds legally available. The only statutory limitation is that such dividends may not be paid when the Corporation is insolvent. Since the principal source of income for the Corporation will be dividends on Bank common stock paid to the Corporation by the Bank, the Corporation’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Corporation. As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the “Banking Act”). Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC’s opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by the Bank to the Corporation constitutes an unsafe or unsound practice. The Corporation is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base and serve as a source of strength to its subsidiary bank. The FRB by supervisory letters has advised holding corporations that it is has supervisory concerns when the level of dividends is too high and would seek to prevent dividends if the dividends paid by the holding company exceeded its earnings. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company’s capital below these minimum amounts.

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

Temporary Liquidity Guarantee Program

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”), Under the TLG Program (as amended on March 17, 2009) the FDIC (i) guaranteed through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (the “Debt Guarantee Program”) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than or equal to 0.5 percent interest per annum and Interest on Lawyers Trust Accounts (“IOLTAs”) held at participating FDIC- insured institutions through June 30, 2010 (the “TAG Program”). On April 13, 2010, the FDIC announced a second extension of the TAG Program until December 31, 2010. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage ranges from 15 to 25 basis points based upon the Bank’s CAMELS rating by the FRB on amounts in covered accounts exceeding $250,000.

We elected to participate in both the Debt Guarantee Program and the TAG Program. We have not issued debt under the Debt Guarantee Program. Effective January 1, 2013, both Programs expired.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) added new legal requirements for public companies affecting corporate The Sarbanes-Oxley Act provides for, among other things:

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
11

•	a report by the company’s external auditor on management’s assertion and the effectiveness of internal control over financial reporting.

Each of the national stock exchanges, including the National Association of Securities Dealers Automated Quotations (NASDAQ) Global Select Market where the Corporation’s securities are listed, have implemented corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adoption of charters for the nominating and audit committees. As noted above, in 2012, the SEC adopted rules under the Dodd-Frank Act requiring the stock exchanges to adopt rules addressing the independence of Compensation Committee members and consideration of the independence of compensation advisers, and each of the exchanges, including the NASDAQ Global Select Market, have adopted such rules.

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

Among the Act’s significant regulatory changes, it created the CFPB that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection.   The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws.  Moreover, the Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the CFPB.  The Act also changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank.  The CFPB and these other changes have increased, and will continue to increase, our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.

The Act also imposed more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital.  These restrictions may limit our future capital strategies.  The Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Act, such as required direct supervision by the CFPB, will not apply to banking organizations with less than $10 billion of assets, such as the Corporation and the Bank, the changes resulting from the legislation will impact our business.  New consumer protection rules issued by the CFPB will apply to us. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Uncertainty in the financial markets in general with the expectation of the general economic downturn continued in 2012 and may continue through 2013. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

Our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits to existing and new branches, and identify favorable loan and investment opportunities. We expect to add personnel to assist in this growth. In the event that we do not continue to grow, or the new personnel do not produce sufficient new revenues, our results of operations could be adversely impacted.

We may not be able to manage our growth, which may adversely impact our financial results.

As part of our expansion strategy, we plan to hire new personnel and to open new branches in our existing and target markets. However, we may be unable to identify attractive locations on terms favorable to us or to hire qualified management. In addition, the organizational and overhead costs may be greater than we anticipated. Moreover, we may not be able to obtain the regulatory approvals necessary to open new branches. New branches and new business expansion efforts may take longer than expected to reach profitability, and we cannot assure that they will become profitable. The additional costs of adding new personnel and/or starting new branches may adversely impact our financial results.

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

The Dodd-Frank Act revised the assessment rate schedule to provide initial base assessment rates ranging from five to 35 basis points and total base assessment rates ranging from 2.5 to 45 basis points. These changes, along with the use of all of our remaining FDIC insurance assessment credits in early 2009, may cause the premiums charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2013 and in future periods.

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

Since the principal source of income for the Corporation is dividends paid to the Corporation by the Bank, the Corporation's ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Corporation. As a New Jersey-chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended. Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. The Corporation is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base and the FRB in supervisory guidance has cautioned bank holding companies about paying out too much of their earnings in dividends and has stated that banks should not pay out more in dividends than they earn. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company's capital below these minimum amounts.

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

The Corporation owns 10 branches and leases 12 branches. The Corporation leases an administrative and operations office building in Bedminster, New Jersey, a data center in Bedminster, New Jersey and a trust office in Bethlehem, Pennsylvania, and Greenville, Delaware.

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

			DIVIDEND
2012	HIGH	LOW	PER SHARE
1st QUARTER	$13.55	$10.52	$0.05
2nd QUARTER	15.95	13.51	0.05
3rd QUARTER	16.83	13.18	0.05
4th QUARTER	16.49	13.45	0.05

			DIVIDEND
2011	HIGH	LOW	PER SHARE
1st QUARTER	$14.20	$12.71	$0.05
2nd QUARTER	13.45	10.87	0.05
3rd QUARTER	11.97	9.60	0.05
4th QUARTER	11.06	9.71	0.05

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

Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2007 in (a) the Corporation’s common stock; (b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks). The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

		Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Peapack-Gladstone Financial Corporation	100.00	111.26	56.82	59.42	49.77	66.11
Russell 3000	100.00	62.69	80.46	94.08	95.05	110.65
KBW Bank	100.00	52.46	51.52	63.56	48.83	64.95

On December 31, 2012, the last reported sale price of the Common Stock was $14.08. Also, on February 28, 2013, there were approximately 759 shareholders of record.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the Corporation and its subsidiaries for the years indicated. This information is derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes.

	Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010	2009	2008
Summary earnings:
Interest income	$56,090	$56,051	$60,922	$66,007	$71,917
Interest expense	4,687	7,136	11,032	17,659	25,597
Net interest income	51,403	48,915	49,890	48,348	46,320
Provision for loan losses	8,275	7,250	10,000	9,700	2,400
Net interest income after provision
for loan losses	43,128	41,665	39,890	38,648	43,920
Other income, exclusive of securities gains, net	17,493	15,679	14,932	13,729	14,382
Securities gains, net	3,810	1,037	124	69	483
Impairment charges on securities	—	—	(941)	—	(56,146)
Other expenses	48,330	44,399	43,110	42,266	37,285
Income/(loss) before income tax expense	16,101	13,982	10,895	10,180	(34,646)
Income tax expense/(benefit)	6,405	1,814	3,231	3,054	(12,586)
Net income/(loss)	9,696	12,168	7,664	7,126	(22,060)
Dividends on preferred stock and accretion	474	1,228	1,686	1,493	—
Net income/(loss) available to common shareholders	$9,222	$10,940	$5,978	$5,633	$(22,060)

Per share data: (reflects a 5% stock dividend in 2009 except for cash dividends per share)
Earnings/(loss) per share-basic	$1.05	$1.25	$0.68	$0.64	$(2.53)
Earnings/(loss) per share-diluted	1.05	1.25	0.68	0.64	(2.53)
Cash dividends declared	0.20	0.20	0.20	0.26	0.64
Book value end-of-period	13.87	12.47	11.03	10.57	9.64

Basic weighted average shares outstanding	8,780,973	8,741,209	8,784,655	8,715,419	8,707,327
Common stock equivalents (dilutive)	47,501	1,061	366	50,838	—

Balance sheet data (at period end):
Total assets	$1,667,836	$1,600,335	$1,505,425	$1,512,353	$1,385,425
Investment securities held to maturity	—	100,719	140,277	89,459	51,731
Securities available to sale	304,479	319,520	275,076	272,484	168,641
FHLB and FRB stock, at cost	4,639	4,569	4,624	5,315	4,902
Total loans	1,132,584	1,038,345	932,497	983,537	1,052,982
Allowance for loan losses	12,735	13,223	14,282	13,192	9,688
Total deposits	1,516,427	1,443,892	1,351,546	1,349,669	1,237,888
Total shareholders’ equity	122,057	122,971	117,716	119,509	83,894
Trust assets under administration (market value)	2,303,612	1,957,146	1,940,404	1,856,229	1,804,629
Cash dividends:
Common	1,774	1,765	1,757	2,199	5,304
Preferred	112	824	1,126	1,218	—

Selected performance ratios:
Return on average total assets	0.61%	0.79%	0.52%	0.49%	(1.62)%
Return on average common shareholders’ equity	8.03	10.74	6.26	6.26	(20.74)
Dividend payout ratio	19.24	16.13	29.39	39.05	(24.04)
Equity to assets ratio	7.25	7.64	7.83	7.99	7.81

Net interest margin	3.50	3.47	3.64	3.58	3.68
Non-interest expenses to average assets	3.04	2.90	2.91	2.90	2.74
Non-interest income to average assets	1.34	1.09	0.95	0.95	(3.03)

Asset quality ratios (at period end):
Nonperforming loans to total loans	1.04%	1.85%	2.01%	1.19%	0.51%
Nonperforming assets to total assets	0.91	1.65	1.51	0.80	0.48
Allowance for loan losses to nonperforming loans	108.55	68.83	76.05	112.25	179.64
Allowance for loan losses to total loans	1.12	1.27	1.53	1.34	0.92
Net charge-offs to average loans	0.80	0.86	0.93	0.61	0.02
Plus other real estate owned

	Years Ended December 31,
	2012	2011	2010	2009	2008
Liquidity and capital ratios:
Average loans to average deposits	76.39%	70.15%	72.22%	78.74%	85.01%
Total shareholders’ equity to total assets	7.32	7.68	7.82	7.90	6.06
Average common shareholders’ equity to average assets	7.22	6.66	6.43	6.17	7.81
Total capital to risk-weighted assets	13.08	13.76	14.16	13.71	10.05
Tier 1 capital to risk-weighted assets	11.83	12.51	12.91	12.45	9.11
Tier 1 leverage ratio	7.27	7.73	7.96	7.93	6.15

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW: The following discussion and analysis is intended to provide information about the financial condition and results of operations of Peapack-Gladstone Financial Corporation and its subsidiary on a consolidated basis and should be read in conjunction with the consolidated financial statements and the related notes and supplemental financial information appearing elsewhere in this report.

Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”), formed in 1997, is the parent holding company for Peapack-Gladstone Bank (the “Bank”), formed in 1921, a commercial bank operating 23 branches in Somerset, Hunterdon, Morris, Middlesex and Union counties.

For the year ended December 31, 2012, Peapack-Gladstone Financial Corporation recorded net income of $9.7 million, and diluted earnings per share of $1.05. Several strategic steps were taken during the fourth quarter of 2012 that we believe have positioned the Company well for the future. These strategic initiatives have strengthened the Corporation’s core operating base as it embarks on a plan to grow its core lending, retail, and wealth advisory businesses, while maintaining and enhancing its high levels of customer service. The 2012 fourth quarter included the following strategic initiatives:

•	The position of Chairman and CEO was split when Doug Kennedy joined the Company as CEO in early October 2012. Frank Kissel remained as Chairman of the Board. Professional, legal, and other costs totaling approximately $336 thousand were recorded in connection with the CEO search.
•	Approximately $19 million of classified loans were transferred to loans held for sale and are being marketed for sale. The transfer of these loans to held for sale resulted in an additional provision for loan losses of $4.0 million and charge-offs of $5.4 million.
•	The Company’s Pooled Trust Preferred Securities portfolio was sold, resulting in a $2.9 million gain. This transaction also resulted in a significant reduction in risk-weighted assets for regulatory capital purposes and the realization of a large portion of the Company’s deferred tax assets, with the monetization of much of that to occur in 2013. As part of this, $260 thousand of additional tax expense needed to be recorded, which was related to the realization of the deferred tax assets to be carried-back to the prior two years at a slightly lower tax rate compared to the tax rate as recorded.
•	All of the Company’s remaining Held to Maturity securities were transferred to Available for Sale.
•	The organization and set-up of PGB Trust & Investments of Delaware was completed just prior to year end, resulting in legal fees of approximately $74 thousand.
•	Staffing and organizational restructuring coupled with various resignations, retirements, and position eliminations, resulted in the recording of a $965 thousand severance accrual.

Additionally, the fourth quarter of 2012 included $175 thousand of costs and fee waivers as a result of Hurricane Sandy.

In January 2012, the Corporation repurchased the remaining $14.4 million of the preferred stock sold to the U.S. Treasury in the Capital Purchase Program (“CPP”), and in April 2012 paid $110,000 to the Treasury to repurchase the Warrant previously issued in January 2009 under the CPP. The Warrant allowed purchase of up to 150,296 shares of the Corporation’s common stock.

Peapack-Gladstone Financial Corporation’s common stock trades on the National Association of Securities Dealers Automated Quotations (NASDAQ) Global Select Market under the symbol “PGC.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2012, contains a summary of the Corporation’s significant accounting policies.

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

The provision for loan losses is based upon Management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although Management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may experience continuing adverse economic conditions. Future adjustments to the provision for loan losses and allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

The Corporation accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into Accounting Standards Codification (“ASC”) 320. Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment risk, liquidity or other factors. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Securities are evaluated on at least a quarterly basis to determine whether a decline in value is other-than-temporary. To determine whether a decline in value is other-than-temporary, Management considers the reasons underlying the decline, the near-term prospects of the issuer, the extent and duration of the decline and whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the amount of the impairment is split into two components – other-than-temporary impairment related to credit loss, which must be recognized through earnings. No impairment charges were recognized in 2012 or 2011. For equity securities, the entire amount of impairment is recognized through earnings.

EARNINGS SUMMARY: The Corporation recorded net income of $9.7 million for the year ended December 31, 2012, and diluted earnings per share, including the effect of the preferred dividend, of $1.05 compared to net income of $12.2 million and diluted earnings per share, including the effect of the preferred dividend, of $1.25 for the year ended December 31, 2011.

These results produced a return on average assets of 0.61 percent and 0.79 percent in 2012 and 2011, respectively, and a return on average common shareholders’ equity of 8.03 percent in 2012 and 10.74 percent in 2011.

Earnings for the year ended December 31, 2012 were reduced by the effects of the strategic initiatives detailed in the “Overview” section above.

Earnings for the 2011 year were benefitted by a state income tax benefit of $2.99 million related to the reversal of a valuation allowance previously recorded in 2008. Circumstances and projections indicated that the deferred tax asset would be realized in future periods and it was, in fact, realized upon the sale of the Pooled Trust Preferred Securities portfolio in the fourth quarter of 2012, as noted previously in the “Overview” section.

NET INTEREST INCOME: The primary source of the Corporation’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities. Earning assets include loans to individuals and businesses, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances and other borrowings. Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities (“Net Interest Spread”) and the relative amounts of earning assets and interest-bearing liabilities. The Corporation’s net interest spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

Net interest income, on a fully tax-equivalent basis, was $52.0 million in 2012, an increase of $2.5 million, or 5 percent, from 2011’s levels. The Corporation’s net interest margin for 2012 and 2011 was 3.50 percent and 3.47 percent, respectively, reflecting an increase of three basis points. Net interest income and net interest margin reflected increases for 2012 when compared to 2011, as the positive effect of increased loans, funded by reduced lower yielding investment securities and increased lower cost core deposits, was partially offset by the effect of lower market yields, which compressed asset yields more than deposit costs.

In 2012, interest income on earning assets, on a fully tax-equivalent basis, increased $23 thousand at $56.7 million compared to 2011. Interest income remained relatively constant due to the increase in loan volumes which counteracted the decreases in rates earned on loans and investments and the decrease in investment volumes. Average earning assets for 2012 totaled $1.49 billion compared to $1.43 billion for 2011, an increase of $58.4 million or 4 percent. The average rate earned on earning assets was 3.81 percent in 2012, compared to 3.96 percent in 2011, a decline of 15 basis points. The decline in the average rates on earning assets was due to continued decreases to already very low market rates for all loan types in 2012. In 2012, average investment securities totaled $350.4 million, a decrease of $58.9 million compared to 2011. The average yield was 2.40 percent for 2012. Average loan balances increased $129.0 million, or 13 percent, during 2012 to $1.09 billion from $965.7 million in 2011. The average yield on total loans was 4.40 percent and 4.84 percent in 2012 and 2011, respectively, a decrease of 44 basis points. During 2012, the average yield on the residential mortgage portfolio declined 49 basis points to 3.85 percent from 4.34 percent in 2011. The average yield on the commercial mortgage loan portfolio was 5.08 percent in 2012, declined 46 basis points from 2011, while the average yield on commercial loans was 4.97 percent, declining 38 basis points in 2012. The average yield on home equity lines remained relatively constant when compared to 2011 at 3.20 percent for 2012 and 3.23 percent for 2011. Average rates declined during the year due to lower market rates and competitive pressure experienced during 2012.

For the years ended December 31, 2012 and 2011, average interest-bearing liabilities totaled $1.17 billion and $1.16 billion, respectively, reflecting an increase of $9.3 million or 1 percent from the average balance in 2011, while the average rate paid declined to 0.40 percent for 2012 from 0.61 percent for 2011. The decline in the average rate on interest-bearing liabilities was due to the sustained low in-market rates in 2012 coupled with targeted growth of lower-costing core deposits and continued run-off of higher-paying certificates of deposit.

The Corporation’s interest-bearing checking accounts continued to grow during 2012, and averaged $336.2 million for the year, an increase of $17.8 million, or 6 percent, from 2011. During 2012, the average rate paid on interest-bearing checking accounts was 0.11 percent, a decrease of 22 basis points from the average rates paid in 2011 of 0.33 percent. For the years ended December 31, 2012 and 2011, noninterest-bearing checking accounts averaged $296.3 million and $243.9 million, respectively, increasing $52.4 million or 21 percent from 2011’s levels. Checking account growth is due to the Corporation’s relationship orientation as the Corporation has successfully focused on business and personal core deposit generation, particularly checking; establishing municipal relationships within its market territory; and growth in deposits associated with its commercial mortgage and commercial loan growth. In 2012, average money market accounts totaled $510.6 million, compared to $519.7 million in 2011, decreasing $9.1 million or 2 percent, from 2011. The decline in the Corporation’s money market deposits can be attributed to the lower rates on these products, which averaged 0.20 percent and 0.39 percent for the years ended December 31, 2012 and 2011, respectively. Average certificates of deposit declined $19.0 million, or 9 percent, as the Corporation has opted not to pay higher rates on maturing certificates of deposit and average rates declined 17 basis points from the 2011 year to the 2012 year.

During 2012, the average balance of borrowings was $25.3 million compared to $22.6 million during 2011, an increase of $2.7 million or 12 percent, due to the increase in overnight borrowings in 2012 to $10.2 million. As the result of regular principal repayments and maturities on Federal Home Loan Bank advances during 2012, the average of these borrowings declined to $15.1 million from $21.7 million in 2011. The average rates paid on total borrowings was 2.17 percent during 2012 compared to 3.28 percent during 2011, a decrease of 111 basis points. The average rates paid on the Corporation’s overnight borrowings during 2012 was 0.38 percent compared to 0.35 percent during 2011, while the average rates paid on Federal Home Loan Bank advances was 3.37 percent and 3.41 percent in 2012 and 2011, respectively.

The average balance on capital lease obligations rose $2.7 million from 2011, as the Corporation added a capital lease obligation on its Gladstone property at the end of 2011. The average rate on capital lease obligations during 2012 was 4.75 percent compared to 4.99 percent in 2011, declining 24 basis points from 2011.

The following table compares the average balance sheets, net interest spreads and net interest margins for the years ended December 31, 2012, 2011 and 2010 (on a fully tax-equivalent basis-“FTE”):

Year Ended December 31, 2012

		Income/
	Average	Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$303,599	$7,033	2.32%
Tax-exempt(1)(2)	46,780	1,363	2.91
Loans held for sale	2,487	123	4.94
Loans (2)(3)	1,094,696	48,112	4.40
Federal funds sold	100	—	0.10
Interest-earning deposits	41,303	98	0.24
Total interest-earning assets	1,488,965	$56,729	3.81%
Noninterest-earning assets:
Cash and due from banks	6,506
Allowance for loan losses	(13,942)
Premises and equipment	31,049
Other assets	77,048
Total noninterest-earning assets	100,661
Total assets	$1,589,626
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$336,228	$379	0.11%
Money markets	510,633	1,022	0.20
Savings	101,068	70	0.07
Certificates of deposit	188,918	2,237	1.18
Total interest-bearing deposits	1,136,847	3,708	0.33
Borrowed funds	25,277	548	2.17
Capital lease obligation	9,067	431	4.75
Total interest-bearing liabilities	1,171,191	4,687	0.40%
Noninterest-bearing liabilities:
Demand deposits	296,250
Accrued expenses and other liabilities	6,977
Total noninterest-bearing liabilities	303,227
Shareholders’ equity	115,208
Total liabilities and shareholders’ equity	$1,589,626
Net interest income		$52,042
Net interest spread			3.41%
Net interest margin (4)			3.50%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2011

		Income/
	Average	Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$369,905	$8,351	2.26%
Tax-exempt(1)(2)	39,338	1,439	3.66
Loans held for sale	880	56	6.41
Loans (2)(3)	965,716	46,716	4.84
Federal funds sold	100	—	0.23
Interest-earning deposits	54,664	144	0.26
Total interest-earning assets	1,430,603	$56,706	3.96%
Noninterest-earning assets:
Cash and due from banks	8,260
Allowance for loan losses	(14,561)
Premises and equipment	33,015
Other assets	73,263
Total noninterest-earning assets	99,977
Total assets	$1,530,580
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$318,446	$1,045	0.33%
Money markets	519,702	2,010	0.39
Savings	86,818	205	0.24
Certificates of deposit	207,892	2,815	1.35
Total interest-bearing deposits	1,132,858	6,075	0.54
Borrowed funds	22,622	742	3.28
Capital lease obligation	6,397	319	4.99
Total interest-bearing liabilities	1,161,877	7,136	0.61%
Noninterest-bearing liabilities:
Demand deposits	243,850
Accrued expenses and other liabilities	7,954
Total noninterest-bearing liabilities	251,804
Shareholders’ equity	116,899
Total liabilities and shareholders’ equity	$1,530,580
Net interest income		$49,570
Net interest spread			3.35%
Net interest margin (4)			3.47%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2010

		Income/
	Average	Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$329,605	$9,315	2.83%
Tax-exempt(1)(2)	34,985	1,607	4.59
Loans held for sale	—	—	—
Loans (2)(3)	958,472	50,529	5.27
Federal funds sold	174	1	0.23
Interest-earning deposits	64,182	149	0.23
Total interest-earning assets	1,387,418	$61,601	4.44%
Noninterest-earning assets:
Cash and due from banks	8,567
Allowance for loan losses	(14,070)
Premises and equipment	31,826
Other assets	69,309
Total noninterest-earning assets	95,632
Total assets	$1,483,050
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$258,995	$1,586	0.61%
Money markets	510,331	3,619	0.71
Savings	77,023	289	0.38
Certificates of deposit	266,134	4,286	1.61
Total interest-bearing deposits	1,112,483	9,780	0.88
Borrowed funds	29,552	1,046	3.54
Capital lease obligation	3,637	206	5.64
Total interest-bearing liabilities	1,145,672	11,032	0.96%
Noninterest-bearing liabilities:
Demand deposits	214,753
Accrued expenses and other liabilities	6,490
Total noninterest-bearing liabilities	221,243
Shareholders’ equity	116,135
Total liabilities and shareholders’ equity	$1,483,050
Net interest income		$50,569
Net interest spread			3.48%
Net interest margin (4)			3.64%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

RATE/VOLUME ANALYSIS: The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Year Ended 2012 Compared with 2011			Year Ended 2011 Compared with 2010
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$(1,050)	$(344)	$(1,394)	$2,161	$(3,293)	$(1,132)
Loans	5,801	(4,405)	1,396	539	(4,352)	(3,813)
Loans held for sale	80	(13)	67	56	—	56
Federal funds sold	—	—	—	(1)	—	(1)
Interest-earning deposits	(35)	(11)	(46)	(23)	18	(5)
Total interest income	$4,796	$(4,773)	$23	$2,732	$(7,627)	$(4,895)
LIABILITIES:
Checking	$5	$(671)	$(666)	$251	$(791)	$(540)
Money market	(35)	(953)	(988)	43	(1,652)	(1,609)
Savings	30	(165)	(135)	30	(115)	(85)
Certificates of deposit	(244)	(334)	(578)	(848)	(623)	(1,471)
Borrowed funds	(185)	(9)	(194)	(267)	(37)	(304)
Capital lease obligation	127	(15)	112	139	(26)	113
Total interest expense	$(302)	$(2,147)	$(2,449)	$(652)	$(3,244)	$(3,896)
Net interest income	$5,098	$(2,626)	$2,472	$3,384	$(4,383)	$(999)

INVESTMENT SECURITIES HELD TO MATURITY: Investment securities are those securities that the Corporation has both the ability and intent to hold to maturity. These securities are carried at amortized cost. As noted in the “Overview” section above, in December 2012, the Corporation transferred its entire held to maturity securities portfolio, with amortized cost of approximately $64.2 million and fair value of $65.9 million, to available for sale. The Corporation’s investment securities held to maturity totaled at amortized cost $100.7 million at December 31, 2011.

The carrying value of investment securities held to maturity for the years ended December 31, 2011 and 2010 are shown below:

(In Thousands)	2011	2010
U.S. treasury and U.S. government-
sponsored entities	$—	$45,485
Mortgage-backed securities-residential	67,394	67,745
State and political subdivision	24,608	17,671
Trust preferred pooled securities	8,717	9,376
Total	$100,719	$140,277

INVESTMENT SECURITIES AVAILABLE FOR SALE: Investment securities available for sale are used as a part of the Corporation’s liquidity and interest rate risk management strategies, and they may be sold in response to changes in interest rates, liquidity needs, prepayment speeds and/or other factors. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes. Realized gains and losses are recognized in income at the time the securities are sold.

At December 31, 2012, the Corporation had investment securities available for sale with a fair value of $304.5 million, compared with $319.5 million at December 31, 2011. Net unrealized gains (net of income tax) of $4.3 million and $3.2 million were included in shareholders’ equity at December 31, 2012 and 2011, respectively.

The carrying value of investment securities available for sale for the years ended December 31, 2012, 2011 and 2010 are shown below:

(In Thousands)	2012	2011	2010
U.S. treasury and U.S. government-
sponsored entity bonds	$26,845	$46,878	$51,135
Mortgage-backed securities-residential
(principally U.S. government-sponsored
entities)	221,440	236,984	202,090
State and political subdivision	50,632	29,851	16,613
Single-issuer trust preferred security	2,289	2,167	3,001
CRA investment fund	3,062	3,040	1,499
Marketable equity securities	211	600	738
Total	$304,479	$319,520	$275,076

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of December 31, 2012:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(In Thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$—	$—	$2,841	$24,004	$26,845
sponsored entity bonds	—%	—%	2.45%	1.27%	1.39%
Mortgage-backed securities-	$20	$1,911	$94,088	$125,421	$221,440
residential (1)	5.05%	2.89%	2.28%	2.02%	2.14%
State and political subdivisions (2)	$18,603	$12,078	$17,221	$2,730	$50,632
	1.02%	2.16%	3.82%	4.51%	2.40%
Single-issuer trust preferred security (1)	$—	$—	$—	$2,289	$2,289
	—%	—%	—%	1.12%	1.12%
Total	$18,623	$13,989	$114,150	$154,444	$301,206
	1.02%	2.26%	2.51%	1.92%	2.10%
(1)	Shown using stated final maturity
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Corporation’s liquidity and interest rate risk management strategies. The combined average balance of these investments during 2012 was $41.4 million compared to $54.8 million in 2011.

LOANS: The loan portfolio represents the largest portion of the Corporation’s earning assets and is an important source of interest and fee income. Loans are primarily originated in the State of New Jersey.

At December 31, 2012, total loans were $1.13 billion, compared to $1.04 billion at December 31, 2011, an increase of $94.2 million or 9 percent. The Company has been successful in originating high-quality loans due to its customer service levels, turnaround time and competitive pricing. Residential mortgage loans totaled $515.0 million at December 31, 2012, an increase of $16.5 million, or 3 percent, from 2011 and was attributable to originations retained in the portfolio that have outpaced loan paydowns. During this period of lower interest rates, refinance activity has generally been robust and many of these loans have been retained in portfolio; however, the Corporation does sell certain of its longer duration loan production as a source of noninterest income and as part of its interest rate risk management strategy in the lower rate environment. In 2012, commercial mortgages increased $89.5 million or 27 percent to $420.1 million due primarily to borrowers looking to refinance multi-family and other commercial mortgages held by other institutions. Construction loans totaled $9.3 million and $13.7 million at December 31, 2012 and 2011, respectively, declining $4.4 million or 32 percent as the Bank continued to decrease its exposure in construction lending. Commercial loans totaled $115.4 million at December 31, 2012, declining $8.5 million or 7 percent in 2012. Home equity lines of credit declined $656 thousand, or 1 percent, while consumer loans increased $1.7 million, or 9 percent.

The Corporation also transferred $19 million of classified loans to loans held for sale in December 2012 as these loans are being marketed for sale. Upon transfer, the Corporation recorded a charge-off on these loans totaling $5.4 million. These loans are disclosed as loans held for sale, at lower of cost or fair value, on the consolidated statements of condition as of December 31, 2012 with a balance of $13.7 million.

The following table presents an analysis of outstanding loans by loan type, net of unamortized discounts and deferred loan origination costs, as of December 31,

(In Thousands)	2012	2011	2010	2009	2008
Residential mortgage	$515,014	$498,482	$419,653	$452,641	$505,150
Commercial mortgage	420,086	330,559	288,183	279,595	274,640
Commercial loans	115,372	123,845	131,408	120,554	143,188
Commercial-construction	9,328	13,713	25,367	64,816	66,785
Home equity lines of credit	49,635	50,291	45,775	38,728	31,054
Consumer and other loans	23,149	21,455	22,111	27,203	32,165
Total loans	$1,132,584	$1,038,345	$932,497	$983,537	$1,052,982

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2012:

	Within	After 1 But	After
(In Thousands)	One Year	Within 5 Years	5 Years	Total
Residential mortgage	$192,958	$225,533	$96,523	$515,014
Commercial mortgage	107,640	254,140	58,306	420,086
Commercial loans	54,672	57,136	3,564	115,372
Commercial-construction	9,328	—	—	9,328
Home equity lines of credit	49,635	—	—	49,635
Consumer and other loans	10,817	9,466	2,866	23,149
Total loans	$425,050	$546,275	$161,259	$1,132,584

The following table presents the loans, by loan type, that have a predetermined interest rate and an adjustable interest rate due after one year at December 31, 2012:

	Predetermined	Adjustable
(In Thousands)	Interest Rate	Interest Rate
Residential mortgage	$286,410	$124,580
Commercial mortgage	37,510	396,164
Commercial loans	5,365	7,973
Commercial construction	800	2,450
Consumer loans	17,153	—
Total loans	$347,238	$531,167

The Corporation has not made nor invested in subprime loans or “Alt-A” type mortgages. At December 31, 2012, there were no commitments to lend additional funds to borrowers whose loans are classified as nonperforming.

DEPOSITS: At December 31, 2012, the Corporation reported total deposits of $1.52 billion, an increase of $72.5 million, or 5.0 percent, from the balance reported at December 31, 2011. The Corporation’s strategy is to fund earning asset growth with core deposits, which is an important factor in the generation of net interest income. Total average deposits for 2012 increased $56.4 million, or 4.1 percent, over 2011 average levels. Over that period, the Company saw growth in average noninterest-bearing checking balances, growth in average interest-bearing checking, and growth in savings. Average money market account balances declined slightly. The Company has successfully focused on:

•	Business and personal core deposit generation, particularly checking;
•	Municipal relationships within its market territory; and
•	Growth in deposits associated with its commercial mortgage and commercial loan growth.

Average certificates of deposit (CDs) declined in 2012 from 2011’s levels. These higher-cost CDs were replaced with lower-cost, more stable core deposits.

The following table sets forth information concerning the composition of the Corporation’s average deposit base and average interest rates paid for the following years:

(In Thousands)	2012		2011		2010
Noninterest-bearing demand	$296,250	—%	$243,850	—%	$214,753	—%
Checking	336,228	0.11	318,446	0.33	258,995	0.61
Savings	101,068	0.07	86,818	0.24	77,023	0.38
Money markets	510,633	0.20	519,702	0.39	510,331	0.71
Certificates of deposit	188,918	1.18	207,892	1.35	266,134	1.61
Total deposits	$1,433,097	0.26%	$1,376,708	0.44%	$1,327,236	0.74%

Certificates of deposit $100,000 and over are generally purchased by local municipal governments or individuals for periods of one year or less. The following table shows the remaining maturity for certificates of deposit of $100,000 or more as of December 31, 2012 (in thousands):

Three months or less	$11,153
Over three months through six months	29,902
Over six months through twelve months	18,421
Over twelve months	9,265
Total	$68,741

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS: At December 31, 2012 and 2011, Federal Home Loan Bank (FHLB) advances totaled $12.2 million and $17.7 million, respectively, with a weighted average interest rate of 3.03 percent and 3.41 percent, respectively. The Corporation considers FHLB advances an added source of funding, and accordingly, may execute transactions from time to time as an additional part of Corporation’s liquidity and interest rate risk management strategies. The FHLB advances outstanding at December 31, 2012 have varying maturities, call dates and interest rates, as well as prepayment penalties. There were no overnight borrowings at December 31, 2012 and 2011.

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION: The allowance for loan losses was $12.7 million at December 31, 2012 compared to $13.2 million at December 31, 2011. At December 31, 2012, the allowance for loan losses as a percentage of total loans outstanding was 1.12 percent compared to 1.27 percent at December 31, 2011. The provision for loan losses was $8.3 million for 2012, $7.3 million for 2011 and $10.0 million for 2010. The decline in the allowance as a percentage of loans in 2012 is primarily due to lower specific and general reserves attributable to reduced levels of non-performing, impaired and classified loans.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on collateral. The following portfolio classes have been identified:

a)	Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans within or near its primary geographic market area. When reviewing residential mortgage loan applications, the Bank obtains detailed verifiable information regarding income, assets and indebtedness, a credit report, and an independent appraisal of the property to be mortgaged. The Bank makes residential mortgage loans up to 80% of the appraised value and up to 95% with private mortgage insurance. The Bank uses lower loan to value ratios for large loans and loans on either second (vacation) homes or investment property. The Bank’s underwriting guidelines include (i) minimum credit report scores of 680 and (ii) a maximum debt to income ratio of 40% if the loan to value is 70% or higher and 45% if the loan to value is less than 70%. The Bank may consider an exception to any guideline if the remaining characteristics of the application are sufficiently strong to compensate. The Bank retains in its portfolio residential mortgage loans with maturities of up to 15 years while loans with longer maturities are sold to third party financial institutions. The Bank does not originate, purchase or carry any sub-prime mortgage loans.

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

b)	Home Equity Lines of Credit. The Bank provides revolving lines of credit against one to four family residences within or near its primary geographic market. When reviewing residential mortgage loan applications, the Bank obtains detailed verifiable information regarding income, assets and indebtedness, a credit report, and an independent appraisal of the property to be mortgaged. For home equity lines of credit, the Bank utilizes the same underwriting standards as for primary residential mortgages. Primary risk characteristics associated with home equity lines of credit typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, such as the Prime Rate, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Bank management believes that the underwriting guidelines previously described address the primary risk characteristics. Further, the Bank has dedicated staff and system resources to monitor and collect on any potentially problematic home equity lines of credit.

c)	Junior Lien Loan on Residence. The Bank provides junior lien loans (“JLL”) against one to four family properties within or near its primary geographic market area. Junior liens loans can be either in the form of an amortizing home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank will require that the mortgage securing the JLL be no more junior than a second lien position. The Bank will evaluate these applications in the same manner as it underwrites primary residential mortgages. The combined first mortgage and junior lien loan must be no more than 80% of the appraised value of the property when the combined debt is less than or equal to $800,000. For JLL amounts where the combined debt exceeds $800,000, the maximum loan-to-value ratio is 65%. Primary risk characteristics associated with junior lien loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; divorce or death. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Bank management believes that the underwriting guidelines previously described address the primary risk characteristics. Further, the Bank has dedicated staff and system resources to monitor and collect on any potentially problematic junior lien loans.

d)	Multifamily and Commercial Real Estate Loans. The Bank provides mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) and other commercial real estate that is either owner occupied or managed as an investment property. Commercial real estate properties primarily include office and medical buildings, retail space, and warehouse or flex space. Some properties are considered “mixed use” as they are a combination of building types, such as an apartment building that may also have retail space. In these cases the Bank determines which component provides the majority of the rental income for the property and utilizes that component for the loan classification.

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

e)	Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory and equipment. When underwriting business loans, among other things, the bank evaluates the historical profitability and debt servicing capacity of the borrowing entity and the financial resources and character of the principal owners and guarantors.

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

f)	Agricultural Production. These are loans to finance agricultural production and other loans to farmers.

g)	Commercial Construction. The Bank has substantially wound down its commercial construction lending activity given the current economic environment. New construction loans would be considered only to experienced and reputable local builders and developers that have the capital and liquidity to carry a project to completion and stabilization and for projects that are supported by either a permanent take-out or acceptable executed leases or sales contracts. When evaluating a construction loan request, the Bank will also review the construction plans and drawings, costs estimates from architects, and an independent appraisal. Construction loans typically have a 12-24 month period of interest only and at a maximum 70% loan-to-value ratio. Construction loans are considered riskier than commercial financing on improved and established commercial real estate. The risk of potential loss increases if the original cost estimates or time to complete are significantly off.

h)	Consumer and Other. These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments.

The provision was based upon Management’s review and evaluation of the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, general market and economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and the existence and fair value of the collateral and guarantees securing the loans. Although Management used the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in market conditions in the state and may be adversely affected should real estate values decline further or New Jersey experience continuing adverse economic conditions. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

The following table presents the loan loss experience, by loan type, during the periods ended December 31, of the years indicated:

(In Thousands)	2012	2011	2010	2009	2008
Allowance for loan losses at
Beginning of year	$13,223	$14,282	$13,192	$9,688	$7,500
Loans charged-off during the period:
Residential mortgage	1,676	763	450	861	7
Commercial mortgage	6,987	6,767	198	1,393	—
Commercial and construction	305	879	8,330	3,957	214
Home equity lines of credit	91	89	—	15	17
Consumer and other	100	41	188	51	1
Total loans charged-off	9,159	8,539	9,166	6,277	239
Recoveries during the period:
Residential mortgage	3	—	—	—	—
Commercial mortgage	316	96	15	—	12
Commercial and construction	60	119	239	73	—
Home equity lines of credit	—	—	—	—	12
Consumer and other	17	15	2	8	3
Total recoveries	396	230	256	81	27
Net charge-offs	8,763	8,309	8,910	6,196	212
Provision charge to expense	8,275	7,250	10,000	9,700	2,400
Allowance for loan losses at end of year	$12,735	$13,223	$14,282	$13,192	$9,688

Ratios:
Allowance for loan losses/total loans	1.12%	1.27%	1.53%	1.34%	0.92%
Allowance for loan losses/
Total nonperforming loans	108.55	68.83	76.05	112.25	179.64

The following table shows the allocation of the allowance for loan losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(In thousands)	2012	Loans	2011	Loans	2010	Loans	2009	Loans	2008	Loans
Residential	$3,388	52.2	$2,682	55.0	$1,890	52.5	$2,023	46.0	$2,627	50.9
Commercial and
other	9,255	46.4	9,955	43.8	11,804	46.3	10,889	47.3	6,753	46.3
Consumer	92	1.4	78	1.2	66	1.2	280	6.7	308	2.8
Unallocated	—	N/A	508	N/A	522	N/A	—	N/A	—	N/A
Total	$12,735	100.0	$13,223	100.0	$14,282	100.0	$13,192	100.0	$9,688	100.0

The portion of the allowance for loan losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, was $11.9 million at both December 31, 2012 and at December 31, 2011. General reserves at December 31, 2012 exceeded the amount charged off during 2012 and represent 1.07 percent of loans collectively evaluated for impairment as of the end of the year. At December 31, 2011, general reserves were 1.18 percent of loans collectively evaluated for impairment.

The residential and multi-family portfolios experienced growth of approximately $74 million when comparing December 31, 2012 to December 31, 2011. These portfolios generally carry a lower allocation of the general allowance for loan losses. In addition, the Corporation experienced an increase in the non-owner occupied commercial real estate loan portfolio during 2012, which increased by approximately $55.6 million. The commercial real estate portfolio generally carries a higher allocation of general allowance for loan losses. These increases were offset by the continued decline in the owner occupied commercial real estate, commercial and construction portfolios which have historically carried a higher allowance of the general allowance for loan losses.

The allowance for loan losses as a percentage of nonperforming loans increased, as the level of nonperforming loans also decreased during the year. Nonperforming loans are specifically evaluated for impairment. Also, Management commonly records partial charge-offs of the excess of the principal balance over the net realizable value of collateral for collateral dependent impaired loans; as a result, the allowance for loan losses does not always change proportionately with changes in nonperforming loans. Management charged off $3.5 million on loans identified as collateral-dependent impaired loans during 2012.

During the fourth quarter of 2012, approximately $19 million of classified loans were transferred to loans held for sale and are being marketed for sale. The transfer of these loans to held for sale resulted in an additional provision for loan losses of $4.0 million and charge-offs of $5.4 million.

ASSET QUALITY:

The following table presents various asset quality data for the years indicated. These tables do not include loans held for sale.

	Years Ended December 31,
(In thousands)	2012	2011	2010	2009	2008

Loans past due 30-89 days	$3,786	$11,632	$5,475	$6,015	$8,728

Troubled debt restructured loans	$9,316	$11,104	$7,157	$11,123	$—

Loans past due 90 days or
more and still accruing interest	$—	$345	$666	$496	$—
Nonaccrual loans	11,732	18,865	18,114	11,256	5,393
Total nonperforming loans	11,732	19,210	18,780	11,752	5,393
Other real estate owned	3,496	7,137	4,000	360	1,211
Total nonperforming assets	$15,228	$26,347	$22,780	$12,112	$6,604

Ratios:
Total nonperforming loans/total loans	1.04%	1.85%	2.01%	1.19%	0.51%
Total nonperforming loans/total assets	0.70	1.20	1.25	0.78	0.39
Total nonperforming assets/total assets	0.91	1.65	1.51	0.80	0.48

Due to the continued weakness in the housing markets and economic environment during 2012, some borrowers have found it difficult to make their loan payments under contractual terms. In certain of these cases, the Corporation has chosen to grant concessions and modify certain loan terms for a limited period of time.

The following table presents the troubled debt restructured loans, by collateral, at December 31, 2012 and 2011:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2012	Relationships	2011	Relationships
Primary residential mortgage	$1,159	6	$1,608	4
Junior lien loan on residence	240	1	—	—
Multifamily property	—	—	—	—
Owner-occupied commercial real estate	2,544	2	3,738	3
Investment commercial real estate	4,949	1	5,249	2
Commercial and industrial	424	3	509	3
Total	$9,316	13	$11,104	12

At December 31, 2012 and 2011, $2.9 million and $3.8 million, respectively, of troubled debt restructured loans are also included in nonaccrual loans above. All troubled debt restructured loans are considered and included in impaired loans at December 31, 2012 and had specific reserves of $723 thousand. At December 31, 2011, all troubled debt restructured loans are considered and included in impaired loans and had specific reserves of $986 thousand.

Except as set forth above, the Corporation does not have any potential problem loans that causes Management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

Impaired loans include non-accrual loans of $11.7 million and $18.9 million at December 31, 2012 and 2011, respectively. Impaired loans also include commercial mortgage troubled debt restructured loans of $7.5 million at December 31, 2012 and $5.4 million at December 31, 2011.

The following table presents impaired loans, by collateral type, at December 31, 2012 and 2011.

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2012	Relationships	2011	Relationships
Primary residential mortgage	$7,155	28	$8,878	25
Home equity lines of credit	110	2	489	3
Junior lien loan on residence	562	5	680	4
Multifamily property	—	—	550	2
Owner-occupied commercial real estate	4,724	9	9,054	11
Investment commercial real estate	5,173	2	5,986	3
Commercial and industrial	423	3	576	4
Total	$18,147	49	$26,213	52
Specific reserves, included in the
allowance for loan losses	$813		$1,288

CONTRACTUAL OBLIGATIONS: The following table shows the significant contractual obligations of the Corporation by expected payment period, as of December 31, 2012:

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Loan commitments	$112,431	$—	$—	$—	$112,431
Long-term debt obligations	218	—	3,000	9,000	12,218
Operating lease obligations	2,382	4,170	3,153	6,744	16,449
Capital lease obligations	638	1,479	1,593	9,058	12,768
Purchase obligations	187,830	—	—	—	187,830
Total contractual obligations	$303,499	$5,649	$7,746	$24,802	$341,696

Long-term debt obligations include borrowings from the Federal Home Loan Bank with defined terms. The table reflects scheduled repayments of principal.

Leases represent obligations entered into by the Corporation for the use of land and premises. The leases generally have escalation terms based upon certain defined indexes. Common area maintenance charges may also apply and are adjusted annually based on the terms of the lease agreements.

Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist of contractual obligations under data processing service agreements. The Corporation also enters into various routine rental and maintenance contracts for facilities and equipment. These contracts are generally for one year.

OFF-BALANCE SHEET ARRANGEMENTS: The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2012.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$747	$—	$61	$—	$808
Performance letters of credit	1,975	—	—	—	1,975
Commercial letters of credit	481	275	—	—	756
Total letters of credit	$3,203	$275	$61	$—	$3,539

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME: The Corporation recorded total other income of $21.3 million in 2012, reflecting an increase of $4.6 million or 27 percent over 2011 levels. The increase in 2012 was attributable to increases in trust fees, gain on loans sold and net securities gains, offset in part by a decrease in bank owned life insurance income and service charges and fees. The Corporation realized trust fees totaling $12.3 million in 2012, an increase of $1.6 million or 15 percent, over the levels in 2011. This increase is attributable to an increase in trust business, including higher margin business, an increase in the average fair value of assets under administration, on which the investment management fees are based, and an increase in the fee schedule. The average fair value of assets under administration for 2012 increased to $2.13 billion compared to $1.95 billion for 2011, as the result of improving values in the markets as well as new business activity. The fair value of assets under administration as of December 31, 2012 was $2.30 billion.

Income from service charges and fees of $2.8 million were recorded in 2012, a decrease of $152 thousand or 5 percent, from the levels in 2011, which is attributable to a decrease in account service charges, such as overdraft charges, as customers have been managing their accounts more diligently. In 2012, the Corporation recorded income of $1.1 million related to Bank Owned Life Insurance (BOLI) policies, compared to $1.4 million in 2011, a decrease of $364 thousand or 25 percent, primarily due to proceeds on a life insurance policy received during 2011 due to the passing of a former officer.

Gain on loans sold (on residential first mortgage loans sold at origination) totaled $1.2 million for 2012, compared to $502 thousand for 2011. The increase was principally due to higher residential mortgage loan origination volumes in 2012, as well as a balance sheet management decision to retain less loans in portfolio.

In 2012 and 2011, net gains on sales of securities totaled $3.8 million and $1.0 million, respectively. As noted previously in the “Overview” section, in 2012, the Corporation sold the entire pooled trust preferred security portfolio for a net gain of $2.9 million, also resulting in the realization of a large portion of the Company’s deferred tax assets and the reduction of risk-weighted assets for regulatory capital purposes. The Corporation also strategically sold investments during 2012 to reduce prepayment risk and/or interest rate risk and/or to benefit future yield or current capital.

OPERATING EXPENSES: The following table presents the major components of operating expenses:

(In thousands)	2012	2011	2010
Salaries and benefits	$27,595	$23,230	$22,529
Premises and equipment	9,467	9,371	9,624
Trust department	1,462	1,542	1,291
Professional and legal fees	1,301	987	1,145
FDIC assessment	1,208	1,532	2,322
Loan expense	858	1,029	888
Telephone	647	765	787
Advertising	512	697	691
Stationery and supplies	381	416	450
Postage	370	373	357
Provision for ORE losses	145	865	—
Other operating expenses	4,384	3,592	3,026
Total operating expense	$48,330	$44,399	$43,110

Operating expenses totaled $48.3 million in 2012, compared to $44.4 million in 2011, resulting in an increase of $3.9 million, or 9 percent.

Salaries and benefits expense, which accounts for the largest portion of operating expenses, totaled $27.6 million in 2012, reflecting an increase of $4.4 million or 19 percent, when compared to 2011. Commissions on residential loan originations for 2012 were $300 thousand higher than 2011’s level, due to greater loan origination volume in 2012. In the fourth quarter of 2012, as noted in the “Overview” section, the Corporation recorded a $965 thousand severance accrual associated with organizational and staff restructuring. The valuation of post retirement benefits for non-employee directors contributed an additional $473 thousand of expense in 2012 due to an increase in the estimated future benefit amounts and lower market rates used in discounting such benefits. The Company’s medical insurance expense increased nearly $150 thousand in 2012 from 2011’s level, due principally to higher rates. The valuation of post retirement life insurance benefits for officers contributed an additional $200 thousand of expense in 2012 due to additional individuals covered during the year when $3 million of Bank Owned Life Insurance was purchased, coupled with lower market rates used in discounting such benefits. In 2012, in addition to the normal salary increases and the additional compensation associated with additions to staff including the new CEO, the Corporation saw increases in bonus and profit sharing accruals.

In 2012, premises and equipment expense totaled $9.5 million compared to $9.4 million in 2011, an increase of $96 thousand, or 1 percent. 2012 included certain operational expenses related to Hurricane Sandy.

Trust department expense totaled $1.5 million in 2012, decreasing $80 thousand, or 5 percent, from 2011 as the result of cost savings provided by a new research provider.

Professional and legal fees increased $314 thousand, or 32 percent, from $987 thousand in 2011 to $1.3 million in 2012, due primarily to fees associated with the CEO search and fees associated with the set-up of PGB Trust & Investments of Delaware.

The FDIC assessment expense decreased $324 thousand, or 21 percent, to $1.2 million in 2012 from $1.5 million in 2011. The Corporation’s assessments declined due to a regulatory change in the calculation of assessments in effect for all of 2012 vs. nine months for 2011.

Loan expense totaled $858 thousand in 2012, decreasing $171 thousand, or 17 percent, when compared to 2011 expense due to lower expenses associated with problem loans. Telephone expense declined slightly in 2012 due in part to credits received related to new and/or renegotiated service, agreements, and/or contracts. Advertising expense declined in 2012 as less focus was placed on print advertising and more focus on less expensive online methods. Provision for Other Real Estate Owned expense was $145 thousand in 2012 compared to $865 thousand in 2011, as one large REO property required an $865 thousand write-down based on its appraisal near the end of 2011.

Other operating expenses increased $792 thousand in 2012 to $4.4 million from $3.6 million in 2011. Additional expenses related to a new, more robust on-line banking system; greater expenses related to Other Real Estate Owned properties; increased director fees due to the CEO Search, as well as general fee increases; greater debit card expense due to greater usage; and increased insurance expenses, all contributed to the net increase.

The Corporation strives to operate in an efficient manner and control costs; however, given its plans to grow its core businesses, it expects higher operating expenses in 2013 compared to prior periods. The Corporation also anticipates that revenue and related profitability associated with these plans will lag expenses by several quarters.

INCOME TAXES: For the year ended December 31, 2012, income tax expense was $6.4 million compared to income tax expense of $1.8 million for the same period of 2011. The effective tax rate for the year ended December 31, 2012 was 39.78 percent compared to 12.97 percent for the year ended December 31, 2011. Included in income tax expense for 2011 was the reversal of a previously recorded valuation allowance of $3.0 million (or 21.37 percent of pretax income) against net state tax benefits related to security impairment charges recorded in the year ended December 31, 2008. Circumstances and projections indicated that this deferred tax asset would be realized in future periods. In addition, 2012 included approximately $260 thousand of additional tax expense related to the realization of the deferred tax assets to be carried-back to the prior two years at a slightly lower tax rate compared to the tax rate as recorded.

RESULTS OF OPERATIONS 2011 COMPARED TO 2010: The Corporation recorded net income of $12.2 million for the year ended December 31, 2011, and diluted earnings per share, including the effect of the preferred dividend, of $1.25 compared to net income of $7.7 million and diluted earnings per share, including the effect of the preferred dividend, of $0.68 for the year ended December 31, 2010. These results produced a return on average assets of 0.79 percent and 0.52 percent in 2011 and 2010, respectively, and a return on average common shareholders’ equity of 10.74 percent in 2011 and 6.26 percent in 2010.

In 2011, the Corporation recorded a lower provision for loan losses, higher trust fee income, gains from the ongoing strategic sales of securities and a one-time state tax benefit, when compared to 2010. These positive effects were partially offset by decreased net interest income and a provision for losses on other real estate owned (“OREO”).

In 2011, net interest income, on a fully tax-equivalent basis, declined 2 percent to $49.6 million from $50.6 million in 2010. The Corporation’s net interest margin for 2011 was 3.47 percent, decreasing 17 basis points from 3.64 percent in 2010.

Interest income on earning assets, on a fully tax-equivalent basis, declined $4.9 million to $56.7 million for 2011 compared to 2010, primarily due to the lower rates earned on earning assets. An increase in the volume of earning assets mitigated some of this decline. For the years ended December 31, 2011 and 2010, average earning assets totaled $1.43 billion and $1.39 billion, respectively, an increase of $43.2 million or 3 percent from the average balance in 2010. The average rate earned on earning assets was 3.96 percent in 2011, compared to 4.44 percent in 2010, a decline of 48 basis points. The decline in the average rate on earning assets was due to the sustained low market rates in 2011 coupled with growth in lower-yielding, but less risky and shorter duration investment securities and interest-earning deposits. Average investment securities increased $44.7 million to $409.2 million in 2011 compared to 2010. The average yield for 2011 was 2.39 percent. Average loan balances increased during 2011 to $965.7 million from $958.5 million in 2010, an increase of $7.2 million. In 2011, the average yield on total loans decreased 43 basis points to 4.84 percent from 5.27 percent in 2010. The average yield on the residential mortgage portfolio declined in 2011 to 4.34 percent from 4.87 percent in 2010. The average yield on the commercial mortgage loan portfolio declined 58 basis points during 2011 to 5.54 percent and the average yield on commercial loans also declined to 5.35 percent. The average yield on home equity lines remained relatively constant from 2010 at 3.23 percent for 2011 and 3.21 percent for 2010. Average rates declined during the year due to lower market rates and competitive pressure experienced during 2011.

For the years ended December 31, 2011 and 2010, average interest-bearing liabilities totaled $1.16 billion and $1.15 billion, respectively, reflecting an increase of $16.2 million or 1 percent from the average balance in 2010, while the average rate paid declined to 0.61 percent for 2011 from 0.96 percent for 2010. The decline in the average rate on interest-bearing liabilities was due to the sustained low in market rates in 2011 coupled with targeted growth of lower-costing core deposits and continued run-off of higher-paying certificates of deposit.

During 2011, the Corporation experienced continued growth in interest-bearing checking accounts, which grew an average of $59.5 million, or 23 percent, from 2010. For 2011, noninterest-bearing checking accounts grew $29.1 million to $243.9 million from 2010’s levels. Checking account growth is due to the Corporation’s relationship orientation – for many years, the Corporation has successfully focused on business and personal core deposit generation, particularly checking; establishing municipal relationships within its market territory; and growth in deposits associated with its commercial mortgage and commercial loan growth. Average money market accounts rose $9.4 million, or 2 percent, from 2010. The Corporation’s money market growth slowed during 2011 as rates declined on these products. The Corporation opted not to pay higher rates on maturing certificates of deposit and as a result, average certificates of deposit declined $58.2 million, or 22 percent. During 2011, the average rates on certificates of deposit declined 26 basis points from 2010.

The average balance of borrowings was $22.6 million in 2011, declining $6.9 million as the result of regular principal repayments and maturities on Federal Home Loan Bank advances, as well as the early prepayment of a $3.0 million advance. The average rate paid on borrowings was 3.28 percent during 2011 compared to 3.54 percent during 2010, a decrease of 26 basis points. The average balance on capital lease obligations rose $2.8 million from 2010, as the Corporation’s capital lease obligation related to its corporate headquarters was outstanding for all of 2011 compared to approximately half of 2010. The average rate on the capital lease obligations declined 65 basis points from 2010 to 4.99 percent during 2011.

In 2011, the Corporation recorded total other income of $16.7 million, an increase of $2.6 million or 18 percent over 2010 levels and was attributable to increases in trust fees, service charges, bank owned life insurance and net securities gains, offset in part by a loss on the sale of an OREO property and lower gains on loans sold at origination. The year ended December 31, 2010 also included impairment charges on several equity and trust preferred pooled securities.

Trust fees totaled $10.7 million in 2011, an increase of $785 thousand or 8 percent, over the levels in 2010. This increase is attributable to an increase in trust business, including higher margin business, an increase in the average market value of assets under administration, on which the investment management fees are based, partially offset by a reduction of certain fees earned on placement of funds in money market instruments, due to the reduced interest rate environment. The average market value of assets under administration for 2011 increased to $1.95 billion compared to $1.89 billion for 2010, as the result of improving values in the markets as well as new business activity. As of December 31, 2011, the market value of assets under administration was $1.96 billion.

Income from service charges and fees of $2.9 million were recorded in 2011, an increase of $110 thousand or 4 percent, over the levels in 2010, principally attributable to increased core deposit accounts and activity from such account holders. In 2011, income of $1.4 million related to Bank Owned Life Insurance (BOLI) policies was recorded, compared to $863 thousand in 2010, an increase of $564 thousand or 65 percent, primarily due to proceeds on a life insurance policy received due to the passing of a former officer. The Corporation retained certain longer duration loans in portfolio during 2011 and this was reflected in a $539 thousand decrease in gain on loans sold at origination. Also, a $250 thousand loss on sale of an OREO property was included in other income during 2011.

In 2011 and 2010, net gains on sales of securities totaled $1.0 million and $124 thousand, respectively. The Corporation strategically sold investments during 2011 to reduce prepayment risk and/or interest rate risk and/or to benefit future yield or current capital. During the second half of 2010, the Corporation recorded two other-than-temporary non-cash impairment charges, $360 thousand on its equity portfolio and $581 thousand on three trust preferred pooled securities.

In 2011, operating expenses totaled $44.4 million, compared to $43.1 million in 2010, an increase of $1.3 million, or 3 percent. Salaries and benefits expense totaled $23.2 million in 2011, an increase of $701 thousand, or 3 percent, when compared to 2010, due to the increased costs of additional staff for the Corporation to keep up with the increased regulatory burden on financial institutions, normal salary increases and increased benefit costs, partially offset by various operational efficiencies. The Corporation’s full-time equivalent staff was 295 and 284 at December 31, 2011 and 2010, respectively.

In 2011, premises and equipment expense totaled $9.4 million compared to $9.6 million in 2010, a decrease of $253 thousand, or 3 percent and was due to certain operational efficiencies in 2011 offset by certain one-time expenses due to the move to a new administration building in 2010.

In 2011 and 2010, the FDIC assessment expense totaled $1.5 million and $2.3 million, respectively, decreasing $790 thousand, or 34 percent. The Corporation’s assessments declined due to a regulatory change in the calculation of assessments. Trust expense increased $251 thousand, or 19 percent, from 2010 totaling $1.5 million in 2011, as 2011 included a full year of the costs of a major system upgrade, which improved efficiencies in maintaining client information as well as provided increased capacity for additional services. Professional and legal fees totaled $987 thousand in 2011, decreasing $158 thousand, or 14 percent, over 2010 expense due to certain one-time expenses in 2010. In 2011, loan expense totaled $1.0 million, increasing $141 thousand, or 16 percent, over 2010 expense due to higher expenses associated with problem loans. In 2011, the Corporation recorded a provision for losses on other real estate owned of $865 thousand, while there was no such provision in 2010. When compared to 2010, other operating expenses in 2011 included: a $192 thousand prepayment penalty on the early payoff of an above market rate FHLB advance; greater expense associated with debit cards and internet and bill pay due to increased activity in 2011; and increased expenses associated with OREO. The Corporation strives to operate in an efficient manner and control costs as a means of producing increased earnings and enhancing shareholder value.

CAPITAL RESOURCES: A solid capital base provides the Corporation with the ability to support future growth and financial strength. Maintaining a strong capital position supports the Corporation’s goal of providing shareholders an attractive and stable long-term return on investment.

At December 31, 2012, the Corporation’s common equity to total assets ratio was 7.32 percent, up from 6.81 percent at December 31, 2011. Also at December 31, 2012, the Corporation’s Tier 1 and total capital ratios were 11.83 percent and 13.08 percent, respectively, and its capital leverage ratio was 7.27 percent at December 31, 2012, all above the levels necessary to be considered well capitalized under regulatory guidelines applicable to banks.

On January 9, 2009, under the U.S. Department of the Treasury (the “Treasury”) Capital Purchase Program (“CPP”), the Corporation sold 28,685 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 150,296 shares of the Corporation’s common stock at an exercise price of $28.63 per share, for an aggregate purchase price of $28.7 million. Cumulative dividends on the Preferred Shares accrued on the liquidation preference at a rate of 5 percent per annum for the first five years, and at a rate of 9 percent per annum thereafter. Subject to the approval of the Board of Governors of the Federal Reserve System, the Preferred Shares are redeemable at the option of the Corporation at 100 percent of their liquidation preference.

On January 6, 2010 and March 2, 2011, the Corporation redeemed 25 percent of the preferred shares issued under the Treasury’s CPP, each time repaying approximately $7.2 million to the Treasury, including accrued and unpaid dividends of approximately $51 thousand and $17 thousand, respectively. As a result of the repurchases, the accretion related to the preferred stock was accelerated and approximately $330 thousand and $246 thousand was recorded as a reduction to retained earnings in the first quarters of 2010 and 2011, respectively.

On January 11, 2012, the Corporation redeemed the remaining 50 percent of the preferred shares, repaying approximately $14.5 million to the Treasury, including accrued and unpaid dividends of approximately $112 thousand. Accretion related to the preferred stock was accelerated and approximately $362 thousand was recorded as a reduction to retained earnings in the first quarter of 2012.

The 150,296 common share warrant remained outstanding after the redemption; however, the Corporation paid $109 thousand to the U.S. Treasury on April 5, 2012 to repurchase it.

Management believes the Corporation’s capital position and capital ratios are adequate.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including loan fundings, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. Principal sources of liquidity include cash, temporary investments, securities available for sale, deposit inflows and loan repayments.

Management actively monitors and manages the Corporation’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $112.4 million at December 31, 2012. In addition, the Corporation has $304.5 million in securities designated as available for sale at December 31, 2012. These securities can be sold in response to liquidity concerns. In addition, the Corporation generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

Another source of liquidity is borrowing capacity. At December 31, 2012, unused short-term or overnight borrowing commitments totaled $487.9 million from the FHLB and $27.8 million from correspondent banks.

EFFECTS OF INFLATION AND CHANGING PRICES: The financial statements and related financial data presented herein have been prepared in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than do general levels of inflation.

PGB TRUST AND INVESTMENTS: Since its inception in 1972, PGB Trust and Investments, a division of the Bank, has served in the roles of executor and trustee and has provided wealth management, investment management, custodial, tax, retirement and financial services to its growing client base. Officers from PGB Trust and Investments are available to provide advice and services at the Corporate Headquarters in Bedminster, at three branch locations, Clinton, Morristown and Summit, New Jersey, and at the Bank’s new subsidiary, PGB Trust & Investments of Delaware in Greenville, Delaware.

The market value of assets under administration at December 31, 2012 was $2.30 billion. Fee income generated by PGB Trust Investments was $12.3 million, $10.7 million and $9.9 million in 2012, 2011 and 2010, respectively.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS: The foregoing contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause results to differ materially from such forward-looking statements include, but not limited to

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT: The Corporation’s Asset/Liability Committee (ALCO) is responsible for developing, implementing and/or monitoring asset/liability management strategies and reports and advising the Board of Directors on such, as well as the related level of interest rate risk. In this regard, interest rate risk simulation models are prepared on a quarterly basis. These models have the ability to demonstrate balance sheet gaps, and predict changes to net interest income and economic/market value of portfolio equity under various interest rate scenarios.

ALCO is generally authorized to manage interest rate risk through management of capital and management of cash flows and duration of assets and liabilities, including sales and purchases of assets, as well as additions of wholesale borrowings.

The following strategies are among those used to manage interest rate risk:

•	Actively market adjustable-rate and/or shorter-term residential mortgage loans;
•	Actively market commercial mortgage loans, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in higher core deposit accounts;
•	Actively sell longer duration mortgages in the current low rate environment;
•	Actively market core deposit relationships, which are generally longer duration liabilities;
•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk; and
•	Maintain adequate levels of capital.

At this time, the Corporation is not engaged in hedging through the use of derivatives nor does it use interest rate caps and floors.

As noted above, ALCO uses simulation modeling to analyze the Corporation’s net interest income sensitivity, as well as the Corporation’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2012. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2012.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2012, net interest income for 2013 would decline approximately 6 percent while net interest income for 2014 would improve approximately 3 percent, compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at December 31, 2012, net interest income would decline approximately 5 percent for 2013 and 7 percent for 2014, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Corporation’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2012.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+300	$156,284	$(14,222)	(8.34)%	10.10%	(12.5)
+200	167,753	(2,753)	(1.61)	10.54	31.4
+100	171,554	1,048	0.61	10.52	29.5
Flat interest rates	170,506	—	—	10.23	—
-100	153,995	(16,511)	(9.68)	9.16	(106.6)
-200	143,482	(27,024)	(15.85)	8.52	(171.0)
-300	145,168	(25,338)	(14.86)	8.60	(162.5)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk. Simulation modeling requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the modeling assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assume that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the information provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Peapack-Gladstone Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Peapack-Gladstone Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peapack-Gladstone Financial Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Peapack-Gladstone Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Livingston, New Jersey

March 15, 2013

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share data)	2012	2011
ASSETS
Cash and due from banks	$6,733	$7,097
Federal funds sold	100	100
Interest-earning deposits	112,395	35,856
Total cash and cash equivalents	119,228	43,053
Investment securities held to maturity
(fair value of $99,427 in 2011)	—	100,719
Securities available for sale	304,479	319,520
FHLB and FRB stock, at cost	4,639	4,569
Loans held for sale, at fair value	6,461	2,841
Loans held for sale, at lower of cost or fair value	13,749	—
Loans	1,132,584	1,038,345
Less: allowance for loan losses	12,735	13,223
Net loans	1,119,849	1,025,122
Premises and equipment	30,030	31,941
Other real estate owned	3,496	7,137
Accrued interest receivable	3,864	4,078
Bank owned life insurance	31,088	27,296
Deferred tax assets, net	9,478	26,731
Other assets	21,475	7,328
Total assets	$1,667,836	$1,600,335
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$298,095	$297,459
Interest-bearing deposits:
Checking	346,877	341,180
Savings	109,686	92,322
Money market accounts	583,197	516,920
Certificates of deposit $100,000 and over	68,741	71,783
Certificates of deposit less than $100,000	109,831	124,228
Total deposits	1,516,427	1,443,892
Federal home loan bank advances	12,218	17,680
Capital lease obligation	8,971	9,178
Accrued expenses and other liabilities	8,163	6,614
Total liabilities	1,545,779	1,477,364
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;
no shares issued at December 31, 2012 and 14,341 shares issued
at December 31, 2011; liquidation preference of $1,000 per share)	—	13,979
Common stock (no par value; stated value $0.83 per share;
authorized 21,000,000 shares; issued shares, 9,325,977 at
December 31, 2012 and 9,240,889 at December 31, 2011;
outstanding shares, 8,917,799 at December 31, 2012 and
8,832,711 at December 31, 2011)	7,755	7,685
Surplus	97,675	96,323
Treasury stock at cost (408,178 shares at December 31, 2012 and 2011)	(8,988)	(8,988)
Retained earnings	21,316	13,868
Accumulated other comprehensive income, net	4,299	104
Total shareholders’ equity	122,057	122,971
Total liabilities and shareholders’ equity	$1,667,836	$1,600,335

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2012	2011	2010
INTEREST INCOME
Loans, including fees	$48,010	$46,628	$50,455
Loans held for sale	123	56	N/A
Securities held to maturity:
Taxable	1,648	2,066	2,037
Tax-exempt	187	354	467
Securities available for sale:
Taxable	5,385	6,285	7,278
Tax-exempt	639	518	535
Interest-earning deposits	98	144	150
Total interest income	56,090	56,051	60,922
INTEREST EXPENSE
Checking accounts	379	1,045	1,586
Savings and money market accounts	1,092	2,215	3,908
Certificates of deposit over $100,000	900	1,060	1,620
Other certificates of deposit	1,337	1,755	2,666
Overnight and short-term borrowings	39	3	—
Federal Home Loan Bank advances	509	739	1,046
Capital lease obligation	431	319	206
Total interest expense	4,687	7,136	11,032
Net interest income before provision for loan losses	51,403	48,915	49,890
Provision for loan losses	8,275	7,250	10,000
Net interest income after provision for loan losses	43,128	41,665	39,890
OTHER INCOME
Trust fees	12,282	10,686	9,901
Service charges and fees	2,756	2,908	2,798
Bank owned life insurance	1,064	1,427	863
Gain on loans sold	1,195	502	1,041
Other income	196	156	329
Other-than-temporary impairment loss:
Total impairment charges on securities	—	—	(941)
Loss recognized in other comprehensive income	—	—	—
Net impairment loss recognized in earnings	—	—	(941)
Securities gains, net	3,810	1,037	124
Total other income	21,303	16,716	14,115
OPERATING EXPENSES
Salaries and employee benefits	27,595	23,230	22,529
Premises and equipment	9,467	9,371	9,624
Other operating expenses	11,268	11,798	10,957
Total operating expenses	48,330	44,399	43,110
Income before income tax expense	16,101	13,982	10,895
Income tax expense	6,405	1,814	3,231
Net income	9,696	12,168	7,664
Dividends on preferred stock and accretion	474	1,228	1,686
Net income available to common shareholders	$9,222	$10,940	$5,978
EARNINGS PER COMMON SHARE
Basic	$1.05	$1.25	$0.68
Diluted	1.05	1.25	0.68

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
(Dollars in thousands)
Net income	$9,696	$12,168	$7,664
Other comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	1,020	4,003	4
Adjustment for held to maturity transferred
to available for sale	—	—	—
Other-than-temporary impairment on available for sale	1,685	—	(360)
Less: Reclassification adjustment for gains
included in net income	856	1,037	124
	1,849	2,966	(232)
Tax effect	(756)	(1,250)	107
Net of tax	1,093	1,716	(125)

Unrealized losses on the noncredit, other-than
temporarily impaired held to maturity securities
and on securities transferred from available for
sale to held to maturity, including accretion	8,204	146	152
Less: Reclassification adjustment for gains
included in net income	2,954	—	—
	5,250	146	152
Tax effect	(2,148)	(213)	(51)
Net of tax	3,102	359	101

Total comprehensive income	$13,891	$14,243	$7,640

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
						Other
(In thousands, except	Preferred	Common		Treasury	Retained	Comprehensive
Per share data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance at January 1, 2010
8,723,488 common shares outstanding	$27,359	$7,593	$95,021	$(8,988)	$471	$(1,947)	$119,509
Net income 2010					7,664		7,664
Net change in accumulated
other comprehensive income						(24)	(24)
Issuance of restricted stock, 55,993
shares		47	(47)				—
Amortization of restricted stock			150				150
Redemption of preferred stock,
7,172 shares	(7,172)						(7,172)
Accretion of discount on
preferred stock	559				(559)		—
Cash dividends declared on
common stock
($0.20 per share)					(1,757)		(1,757)
Cash dividends declared on
preferred stock					(1,126)		(1,126)
Common stock option expense			332				332
Sales of shares (dividend
reinvestment program), 11,379 shares		10	130				140
Balance at December 31, 2010
8,790,860 common shares outstanding	20,746	7,650	95,586	(8,988)	4,693	(1,971)	117,716
Net income 2011					12,168		12,168
Net change in accumulated
other comprehensive income						2,075	2,075
Issuance of restricted stock, 28,732 shares		24	(24)				—
Amortization of restricted stock			258				258
Redemption of preferred stock,
7,172 shares	(7,172)						(7,172)
Accretion of discount on
preferred stock	405				(405)		—
Cash dividends declared on
common stock
($0.20 per Share)					(1,765)		(1,765)
Cash dividends declared on
preferred stock					(823)		(823)
Common stock option expense			362				362
Sales of shares (dividend
reinvestment program), 13,119 shares		11	141				152
Balance at December 31, 2011
8,832,711 common shares outstanding	13,979	7,685	96,323	(8,988)	13,868	104	122,971
Net income 2012					9,696		9,696
Net change in accumulated
other comprehensive income						4,195	4,195
Issuance of restricted stock, 36,263 shares		30	(30)				—
Amortization of restricted stock			549				549
Redemption of preferred stock,
14,341 shares	(14,341)						(14,341)
Warrant repurchase
150,296 shares			(109)				(109)
Accretion of discount on
preferred stock	362				(362)		—
Cash dividends declared on
common stock
($0.20 per share)					(1,774)		(1,774)
Cash dividends declared on
preferred stock					(112)		(112)
Common stock option expense			336				336
Common stock options
exercised and related tax
benefits, 2,022 shares		1	20				21
Sales of shares (dividend
reinvestment program), 46,803 shares		39	586				625
Balance at December 31, 2012
8,917,799 common shares outstanding	$—	$7,755	$97,675	$(8,988)	$21,316	$4,299	$122,057

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2012	2011	2010
Operating activities:
Net income	$9,696	$12,168	$7,664
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,946	2,870	3,146
Amortization of premium and accretion of discount on
securities, net	2,261	3,017	723
Amortization of restricted stock	549	258	150
Provision for loan losses	8,275	7,250	10,000
Valuation allowance on other real estate owned	145	865	—
Stock-based compensation expense	336	362	332
Deferred tax expense/(benefit)	14,349	933	(2,148)
Reversal of valuation allowance – deferred tax assets	—	(2,976)	—
Impairment charges on securities	—	—	941
Gains on sale of securities, available for sale, net	(856)	(1,037)	(124)
Gains on securities, held to maturity, net	(2,954)	—	—
Proceeds from sales of loans	83,773	34,488	74,347
Loans originated for sale	(86,198)	(36,827)	(73,306)
Gain on loans sold	(1,195)	(502)	(1,041)
Loss on OREO sold	89	203	18
Loss on disposal of premises and equipment	19	—	—
Increase in cash surrender value of life insurance	(796)	(907)	(782)
Gain on life insurance proceeds	—	(403)	—
Decrease in accrued interest receivable	214	153	213
(Increase)/decrease in other assets	(14,147)	2,368	2,556
Increase/(decrease) in accrued expenses and other liabilities	1,342	178	(736)
Net cash provided by operating activities	17,848	22,461	21,953
Investing activities:
Maturities of investment securities
held to maturity	45,461	39,094	23,111
Maturities of securities available for sale	77,829	70,464	43,705
Calls of investment securities held to maturity	136	62,500	48,158
Calls of securities available for sale	26,598	45,360	162,484
Sales of investment securities held to maturity	15,989	—	—
Sales of securities available for sale	35,087	64,908	10,445
Purchase of investment securities held to maturity	(17,373)	(62,587)	(122,770)
Purchase of securities available for sale, including FHLB
and FRB stock	(59,389)	(229,392)	(219,474)
Purchase of loans	—	(10,893)	(943)
Net (increase)/decrease in loans	(116,242)	(106,391)	38,550
Sales of other real estate	2,898	7,576	865
Purchases of premises and equipment	(1,054)	(975)	(2,958)
Disposal of premises and equipment	—	861	—
Purchase of life insurance	(2,996)	—	—
Life insurance proceeds	—	1,088	—
Net cash provided by/(used in) investing activities	6,944	(118,387)	(18,827)
49

Financing activities:
Net increase in deposits	72,535	92,346	1,877
Repayments of FHLB advances	(5,462)	(6,446)	(12,373)
Redemption of preferred stock	(14,341)	(7,172)	(7,172)
Repurchase of warrants	(109)	—	—
Dividends paid on preferred stock	(112)	(823)	(1,126)
Dividends paid on common stock	(1,774)	(1,765)	(1,757)
Exercise of stock options	21	—	—
Sale of common shares (Dividend Reinvestment Program)	625	152	140
Net cash provided by/(used in) financing activities	51,383	76,292	(20,411)
Net increase/(decrease) in cash and cash equivalents	76,175	(19,634)	(17,285)
Cash and cash equivalents at beginning of year	43,053	62,687	79,972
Cash and cash equivalents at end of year	$119,228	$43,053	$62,687
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$4,410	$7,072	$11,557
Income taxes	7,410	2,919	5,164
Transfer of securities to available for sale from
held to maturity	64,211	—	—
Transfer of loans to loans held for sale	13,749	—	—
Transfer of loans to other real estate owned	2,466	13,445	4,523
Internally financed sale of other real estate owned	2,975	832	—
Acquisition of leased premises	—	2,813	6,097

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Organization: The consolidated financial statements of Peapack-Gladstone Financial Corporation (the “Corporation”) are prepared on the accrual basis and include the accounts of the Corporation and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware and Peapack-Gladstone Mortgage Group, Inc. Peapack-Gladstone Mortgage Group was merged into the Bank on December 31, 2010. While the following footnotes include the collective results of Peapack-Gladstone Financial Corporation and Peapack-Gladstone Bank, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

Business: Peapack-Gladstone Bank, the subsidiary of the Corporation, provides a full range of banking and trust services to individual and corporate customers through its branch operations in central New Jersey. Trust services are also provided through its subsidiary, PGB Trust & Investments of Delaware. The Bank is subject to competition from other financial institutions, is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statement of condition and revenues and expenses for that period. Actual results could differ from those estimates. The significant estimates that are particularly subject to change include the adequacy of the allowance for loan losses, fair value of investment securities and other-than-temporary impairment on investment securities.

Segment Information: The Corporation’s business is conducted through its banking subsidiary and involves the delivery of loan and deposit products and trust services to customers. Management uses certain methodologies to allocate income and expense to the business segments.

The Banking segment includes commercial, commercial real estate, residential and consumer lending activities; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support sales.

PGB Trust & Investments includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary.

Cash and Cash Equivalents: For purposes of the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits and federal funds sold. Generally, federal funds are sold for one-day periods. Cash equivalents are of original maturities of 90 days or less. Net cash flows are reported for customer loan and deposit transactions and overnight borrowings.

Interest-Earning Deposits in Other Financial Institutions: Interest-earning deposits in other financial institutions mature within one year and are carried at cost.

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

Interest income includes amortization of purchase premium of discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock, based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as income.

The Bank is also a member of the Federal Reserve Bank and required to own a certain amount of stock. FRB stock is carried at cost and classified as a restricted security. Cash dividends are reported as income.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged in earnings.

Mortgage loans held for sale are generally sold with servicing rights released; therefore, no servicing rights are recorded. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans originated with the intent to hold and subsequently transferred to loans held for sale are carried at the lower of cost or fair value. These are loans that the Corporation no longer has the intent to hold for the foreseeable future.

Loans: Loans that Management has the intent and ability to hold for the foreseeable future or until maturity are stated at the principal amount outstanding. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less purchased premium and discounts and net deferred fees. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment, on a level-yield method, to the loan’s yield. The definition of recorded investment in loans includes accrued interest receivable, however, for the Corporation’s loan disclosures, accrued interest was excluded as the impact was not material.

Loans are considered past due when they are not paid in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six months. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Nonaccrual mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Corporation’s loans are secured by real estate in the State of New Jersey.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probably incurred credit losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component of the allowance related to loans that are individually classified as impaired.

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

All loans are individually evaluated for impairment when loans are classified as substandard by Management. If a loan is considered impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less estimated disposition costs if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment while they are performing assets. If and when a residential mortgage is placed on nonaccrual status and in the process of collection, such as through a foreclosure action, then they are evaluated for impairment on an individual basis and the loan is reported, net, at the fair value of the collateral less estimated disposition costs.

A troubled debt restructuring is a renegotiated loan with concessions made by the lender to a borrower who is experiencing financial difficulty. Troubled debt restructurings are impaired and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral, less estimated disposition costs. For troubled debt restructurings that subsequently default, the Corporation determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Corporation on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on collateral. The following portfolio classes have been identified:

Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans within or near its primary geographic market area. Loans are secured by first liens on the primary residence or investment property. Primary risk characteristics associated with residential mortgage loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

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

Multifamily and Commercial Real Estate Loans. The Bank provides mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) and other commercial real estate that is either owner occupied or managed as an investment property. Commercial real estate properties primarily include office and medical buildings, retail space, and warehouse or flex space. Some properties are considered “mixed use” as they are a combination of building types, such as an apartment building that may also have retail space. Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

Commercial Construction. The Bank has substantially wound down its commercial construction lending activity given the current economic environment. New construction loans would be considered only to experienced and reputable local builders and developers that have the capital and liquidity to carry a project to completion and stabilization. Construction loans are considered riskier than commercial financing on improved and established commercial real estate. The risk of potential loss increases if the original cost estimates or time to complete are significantly off.

Consumer and Other. These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments.

Premises and Equipment: Land is carried at cost. Premises and equipment are states at cost less accumulated depreciation. Depreciation charges are computed using the straight-line method. Equipment and other fixed assets are depreciated over the estimated useful lives, which range from three to ten years. Premises are depreciated over the estimated useful life of 40 years, while leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Expenditures for maintenance and repairs are expensed as incurred. The cost of major renewals and improvements are capitalized. Gains or losses realized on routine dispositions are recorded as other income or other expense.

Other Real Estate Owned (OREO): Other real estate owned is initially recorded at fair value, less costs to sell. When a property is acquired, the excess of the loan balance over the estimated fair value is charged to the allowance for loan losses. A valuation allowance is recorded through earnings for any subsequent decline in fair value and any gains or losses on the sale of properties are recorded through earnings. Operating costs after acquisition are expensed.

Bank Owned Life Insurance (BOLI): The Bank has purchased life insurance policies on certain key executives. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Income Taxes: The Corporation files a consolidated Federal income tax return. Separate state income tax returns are filed for each subsidiary based on current laws and regulations.

The Corporation recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on the enacted tax rates. Such tax assets and liabilities are adjusted for the effect of a change in tax rates in the period of enactment.

The Corporation recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2009 or by New Jersey tax authorities for years prior to 2008.

The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.

Benefit Plans: The Corporation has a 401(K) profit-sharing and investment plan, which covers substantially all salaried employees over the age of 21 with at least 12 months of service.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees and non-employee directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the fair value of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The stock options granted under these plans are exercisable at a price equal to the fair value of common stock on the date of grant and expire not more than ten years after the date of grant.

Earnings Per Share (“EPS”): In calculating earnings per share, there are no adjustments to net income available to common shareholders, which is the numerator of both the Basic and Diluted EPS. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. Common stock options outstanding are common stock equivalents, as are restricted stock until vested. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

(In thousands, except per share data)	2012	2011	2010
Net income available to common shareholders	$9,222	$10,940	$5,978
Basic weighted average shares outstanding	8,780,973	8,741,209	8,784,655
Plus: common stock equivalents	47,501	1,061	366
Diluted weighted average shares outstanding	8,828,474	8,742,270	8,785,021
Earnings per share:
Basic	$1.05	$1.25	$0.68
Diluted	1.05	1.25	0.68

Stock options and restricted stock totaling 546,950, 657,121 and 583,665 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2012, 2011 and 2010, respectively, because they were considered antidilutive. These anti-dilutive shares include stock options, unvested restricted stock awards and, in 2011 and 2010, the warrant issued to the U.S. Treasury for 150,296 common shares.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonable estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Comprehensive Income: Comprehensive income consists of net income and the change during the period in the Corporation’s net unrealized gains or losses on securities available for sale, net of tax, less adjustments for realized gains and losses, net amortization of the unrealized loss on securities transferred to held to maturity from available for sale and accretion of the non-credit component on certain held to maturity securities with other-than-temporary impairment charges in previous periods.

Equity: Stock dividends in excess of 20 percent are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20 percent or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings. Treasury stock is carried at cost.

Reclassification: Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2012 presentation and had no effect on the consolidated income statements or shareholders’ equity.

New Accounting Policies:  Effective January 2012, the Corporation adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements of the Company.

Effective January 2012, the Corporation adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011- 05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the Corporation’s consolidated financial statements.

2. INVESTMENT SECURITIES HELD TO MATURITY

On November 30, 2012, the Corporation sold its pooled trust preferred securities portfolio for total proceeds of $16.0 million, which resulted in a net gain of $2.9 million with related tax expense of $1.2 million. The sale was approved by the Corporation’s board of directors on November 16, 2012, following a strategic meeting focused on improving the Bank’s capital ratios. In previous years, the Corporation had recorded $51.0 million of credit other-than-temporary impairment on these securities. The sale of these securities resulted in a significant reduction in risk-weighted assets for regulatory capital purposes. In addition, the Corporation had a deferred tax asset totaling $20.9 million, due to the previous other-than-temporary impairment recorded on these securities. As a result of the sale, the Corporation will realize this deferred tax asset and the overall deferred tax asset was reduced from $26.7 million at December 31, 2011 to $9.5 at December 31, 2012.

The Corporation evaluated and concluded that, as a result of the sale of the pooled trust preferred securities portfolio, it no longer had the intent to hold the remaining held to maturity securities to maturity and, therefore, transferred the remaining held to maturity securities to available for sale in December, 2012. The amortized cost and fair value of the securities on the date of transfer was $64.2 million and $65.9 million, respectively.

In addition, during the year, the Corporation received approximately $84 thousand of proceeds on pooled trust preferred securities that were previously written off. The $84 thousand was recorded as a gain on securities transactions.

A summary of amortized cost and estimated fair value of investment securities held to maturity included in the consolidated statements of condition as of December 31, 2011 follows:

	2011
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities-residential	$67,394	$1,393	$(1)	$68,786
State and political subdivisions	24,608	52	—	24,660
Trust preferred pooled securities	8,717	2,170	(4,906)	5,981
Total	$100,719	$3,615	$(4,907)	$99,427

Securities held to maturity having an approximate carrying value of $44.9 million as of December 31, 2011 were pledged to secure public funds and for other purposes required or permitted by law.

The following table presents the Corporation’s investment securities held to maturity with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2011.

	2011
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed
securities-residential	$3,194	$(1)	$—	$—	$3,194	$(1)
Trust preferred pooled
securities	—	—	2,729	(4,906)	2,729	(4,906)
Total	$3,194	$(1)	$2,729	$(4,906)	$5,923	$(4,907)

Management has determined that any unrecognized losses on the securities held to maturity at December 31, 2011, are temporary and due to interest rate fluctuations and/or volatile market conditions, rather than the creditworthiness of the issuers. The Corporation monitors creditworthiness of issuers periodically, including issuers of trust preferred securities on a quarterly basis. The Corporation does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. All mortgage-backed securities were issued by U.S. government-sponsored agencies.

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

Each quarter during 2011, to periodically assess the credit assumptions and related input data that could affect the fair value of each security, Management compared actual deferrals and defaults to the assumed deferrals and defaults included in the valuation model. As of December 31, 2011, the Corporation worked with a third party to model the securities and review its valuation. The modeling process and related assumptions were similar to the process and related assumptions employed as of December 31, 2008. In 2011, no additional impairment charges were recorded while $581 thousand in impairment charges were recorded on three trust preferred pooled securities for the year ended December 31, 2010.

The table below presents a rollforward for the periods ended December 31, 2012 and 2011 of the credit losses recognized in earnings:

(In thousands)	2012	2011	2010
Beginning balance, January 1,	$51,073	$51,073	$50,492
Additions to credit losses on securities for
which no previous other-than-temporary
impairment was recognized	—	—	—
Increases to credit losses on securities for
which other-than-temporary impairment
was previously recognized	—	—	581
Reductions for previous credit losses realized
on securities sold during the period	(51,073)	—	—
Reductions for previous credit losses related
to securities the company now intends to sell
or will be more likely than not required to sell	—	—	—
Reductions for previous credit losses due to an
increase in cash flows expected to be collected	—	—	—
Ending balance, December 31,	$—	$51,073	$51,073

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of December 31, 2012 and 2011 follows:

	2012
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$26,647	$200	$(2)	$26,845
Mortgage-backed securities-residential	215,092	6,366	(18)	221,440
State and political subdivisions	49,262	1,372	(2)	50,632
Single-issuer trust preferred security	2,999	—	(710)	5,351
CRA investment fund	3,000	62	—	3,062
Marketable equity securities	210	1	—	211
Total	$297,210	$8,001	$(732)	$304,479

	2011
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$46,729	$149	$—	$46,878
Mortgage-backed securities-residential	232,240	4,891	(147)	236,984
State and political subdivisions	28,539	1,314	(2)	29,851
Single-issuer trust preferred security	2,999	—	(832)	5,207
CRA investment fund	3,000	40	—	3,040
Marketable equity securities	593	7	—	600
Total	$314,100	$6,401	$(981)	$319,520

The amortized cost and approximate fair value of investment securities available for sale as of December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities, marketable equity securities and the CRA Investment Fund (included in other securities), are shown separately.

Maturing in:
(In thousands)	Amortized Cost	Fair Value
One year or less	$18,598	$18,603
After one year through five years	11,830	12,078
After five years through ten years	18,938	20,062
After ten years	29,542	29,023
	78,908	79,766
Mortgage-backed securities-residential	215,092	221,440
CRA investment fund	3,000	3,062
Marketable equity securities	210	211
Total	$297,210	$304,479

Securities available for sale having an approximated carrying value of $63.8 million and $8.7 million as of December 31, 2012 and December 31, 2011, respectively, were pledged to secure public funds and for other purposes required or permitted by law.

Proceeds on sales of securities available for sale totaled $35.1 million, $64.9 million and $10.4 million in 2012, 2011 and 2010, respectively. Gross gains on sales of securities of $864 thousand, $1.2 million and $224 thousand and gross losses on sales of securities of $8 thousand, $117 thousand and $100 thousand were realized in 2012, 2011 and 2010, respectively. The net tax expense related to the net gains on securities sales were $351 thousand, $363 thousand and $43 thousand in 2012, 2011 and 2010, respectively.

The following table presents the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2012 and 2011.

	2012
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$4,998	$(2)	$—	$—	$4,998	$(2)
Mortgage-backed
securities-residential	8,433	(17)	95	(1)	8,528	(18)
State and political
subdivisions	1,290	(2)	—	—	1,290	(2)
Single-issuer trust	—	—	2,289	(710)	2,289	(710)
Preferred security
Total	$14,721	$(21)	$2,384	$(711)	$17,105	$(732)

	2011
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed
securities-residential	$32,931	$(120)	$317	$(27)	$33,248	$(147)
State and political
subdivisions	736	(2)	—	—	736	(2)
Single-issuer trust	—	—	2,167	(832)	2,167	(832)
Preferred security
Total	$33,667	$(122)	$2,484	$(859)	$36,151	$(981)

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the credit worthiness of the issuers. The Corporation does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery.

At December 31, 2012, the unrealized loss of $710 thousand is related to a single-issuer trust preferred security issued by a large bank holding company that has experienced declines in fair value on all its securities due to the turmoil in the financial markets and a merger. It was downgraded to below investment grade by Moody’s and is currently rated Ba2. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. In spite of the credit downgrade, the fair value of this security at December 31, 2012, is higher than the fair value at December 31, 2011. Management believes the depressed valuation is a result of the nature of the bond, a trust preferred security, and the bond’s very low yield. At December 31 2012, Management does not intend to sell the security nor is it likely that it will be required to sell the security before its anticipated recovery.

No other-than-temporary impairment charges were recognized in 2012 or 2011; however, in 2010, the Corporation recognized a noncash charge of $360 thousand related to an other-than-temporary impairment charge for seven equity securities with a cost of $1.1 million.

4. LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(In thousands)	2012	Loans	2011	Loans
Residential mortgage	$515,014	45.47%	$498,482	48.01%
Commercial mortgage	420,086	37.09	330,559	31.84
Commercial loans	115,372	10.19	123,845	11.93
Construction loans	9,328	0.83	13,713	1.32
Home equity lines of credit	49,635	4.38	50,291	4.84
Consumer loans, including
fixed rate home equity loans	21,188	1.87	19,439	1.87
Other loans	1,961	0.17	2,016	0.19
Total loans	$1,132,584	100.00%	$1,038,345	100.00%

Not included in the footnote tables are $19 million of classified loans that were transferred to loans held for sale in December 2012. Upon transfer, the Corporation recorded a charge-off on these loans totaling $5.4 million. These loans are disclosed as loans held for sale, at lower of cost or fair value, on the consolidated statements of condition as of December 31, 2012 with a balance of $13.7 million.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio classes have been identified as of December 31:

		% of Total		% of Total
(In thousands)	2012	Loans	2011	Loans
Primary residential mortgage	$527,803	46.74%	$511,418	49.40%
Home equity lines of credit	49,635	4.40	50,394	4.87
Junior lien loan on residence	11,893	1.05	13,053	1.26
Multifamily property	161,705	14.32	104,056	10.05
Owner-occupied commercial
real estate	84,720	7.50	107,852	10.42
Investment commercial real estate	242,586	21.48	186,998	18.06
Commercial and industrial	25,820	2.29	29,825	2.88
Farmland	207	0.02
Agricultural production loans	14	N/A	18	N/A
Commercial construction	9,323	0.83	19,208	1.85
Consumer and other	15,480	1.37	12,516	1.21
Total loans	$1,129,186	100.00%	$1,035,338	100.00%
Net deferred fees	3,398		3,007
Total loans including
net deferred fees	$1,132,584		$1,038,345

Included in the totals above for December 31, 2012 is $543 thousand of unamortized discount as compared to $691 thousand of unamortized discount for December 31, 2011.

In the ordinary course of business, the Corporation, through the Bank, may extend credit to officers, directors or their associates. These loans are subject to the Corporation’s normal lending policy and Federal Reserve Bank Regulation O.

The following table shows the changes in loans to officers, directors or their associates:

(In thousands)	2012	2011
Balance, beginning of year	$1,328	$1,183
New loans	1,636	793
Repayments	(1,619)	(648)
Balance, at end of year	$1,345	$1,328

The following tables present the loan balances by portfolio segment, based on impairment method, and the corresponding balances in the allowance for loan losses as of December 31, 2012 and 2011:

December 31, 2012

		Ending		Ending
		ALLL		ALLL
	Total	Attributable	Total	Attributable
	Loans	To Loans	Loans	To Loans		Total
	Individually	Individually	Collectively	Collectively		Ending	Allocation
	Evaluated	Evaluated	Evaluated	Evaluated		ALLL	Of Previous	Total
	For	For	For	For	Total	Before	Unallocated	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	Allocation	ALLL	ALLL
Primary residential
mortgage	$7,155	$148	$520,648	$2,789	$527,803	$2,937	$110	$3,047
Home equity
lines of credit	110	—	49,525	257	49,635	257	10	267
Junior lien loan
on residence	562	240	11,331	71	11,893	311	3	314
Multifamily
property	—	—	161,705	1,255	161,705	1,255	50	1,305
Owner-occupied
commercial
real estate	4,724	—	79,996	2,413	84,720	2,413	96	2,509
Investment
commercial
real estate	5,173	384	237,413	3,627	242,586	4,011	144	4,155
Commercial and
industrial	423	41	25,397	733	25,820	774	29	803
Secured by
farmland	—	—	207	3	207	3	—	3
Agricultural
production	—	—	14	—	14	—	—	—
Commercial
construction	—	—	9,323	231	9,323	231	9	240
Consumer and
other	—	—	15,480	89	15,480	89	3	92
Unallocated	—	—	—	454	—	454	(454)	—
Total ALLL	$18,147	$813	$1,111,039	$11,922	$1,129,186	$12,735	$—	$12,735

Prior to December 31, 2012, the Company utilized the sum of all allowance amounts derived combined with a nominal unallocated allowance, as the primary indicator of the appropriate level of allowance for loan and lease losses. During the fourth quarter of 2012, the Company refined its allowance calculation whereby it pro-ratably “allocated” the portion of the allowance that was previously deemed to be unallocated allowance to identified loan classes.

December 31, 2011
	Total	Ending ALLL		Ending ALLL
	Loans	Attributable	Total	Attributable
	Individually	To Loans	Loans	To Loans
	Evaluated	Individually	Collectively	Collectively		Total
	For	Evaluated For	Evaluated For	Evaluated For	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$8,878	$345	$502,540	$2,069	$511,418	$2,414
Home equity lines of credit	489	—	49,905	204	50,394	204
Junior lien loan on residence	680	9	12,373	55	13,053	64
Multifamily property	550	52	103,506	653	104,056	705
Owner-occupied commercial
real estate	9,054	322	98,798	2,786	107,852	3,108
Investment commercial
real estate	5,986	509	181,012	3,672	186,998	4,181
Commercial and industrial	576	51	29,249	1,240	29,825	1,291
Agricultural production	—	—	18	1	18	1
Commercial construction	—	—	19,208	669	19,208	669
Consumer and other	—	—	12,516	78	12,516	78
Unallocated	—	—	—	508	—	508
Total ALLL	$26,213	$1,288	$1,009,125	$11,935	$1,035,338	$13,223

Impaired loans include nonaccrual loans of $11.7 million at December 31, 2012 and $18.9 million at December 31, 2011. Impaired loans also include performing troubled debt restructured loans of $6.4 million at December 31, 2012 and $7.3 million at December 31, 2011. The allowance allocated to troubled debt restructured loans which are nonaccrual totaled $240 thousand and $280 thousand, as of December 31, 2012 and December 31, 2011, respectively. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of December 31, 2012. The Corporation has not committed to lend additional amounts as of December 31, 2012 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011:

	December 31, 2012
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$8,605	$6,148	$—	$8,110	$384
Multifamily property	—	—	—	185	16
Owner-occupied commercial real estate	4,971	4,724	—	9,575	570
Investment commercial real estate	336	—	—	796	51
Commercial and industrial	432	345	—	640	47
Home equity lines of credit	110	110	—	221	11
Junior lien loan on residence	429	235	—	439	30
Total loans with no related allowance	$14,883	$11,562	$—	$19,966	$1,109
With related allowance recorded:
Primary residential mortgage	$1,056	$1,007	$148	$851	$38
Multifamily property	—	—	—	—	—
Owner-occupied commercial real estate	—	—	—	—	—
Investment commercial real estate	5,183	5,173	384	5,013	251
Commercial and industrial	78	78	41	92	74
Junior lien loan on residence	327	327	240	—	8
Commercial construction	—	—	—	194	—
Total loans with related allowance	$6,644	$6,585	$813	$6,150	$371
Total loans individually evaluated
for impairment	$21,527	$18,147	$813	$26,116	$1,480

	December 31, 2011
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$7,586	$5,844	$—	$4,721	$87
Multifamily property	312	286	—	243	—
Owner-occupied commercial real estate	10,630	7,049	—	5,575	158
Investment commercial real estate	397	299	—	322	20
Commercial and industrial	475	475	—	433	24
Home equity lines of credit	595	489	—	66	18
Junior lien loan on residence	682	555	—	453	9
Total loans with no related allowance	$20,677	$14,997	$—	$11,813	$316
With related allowance recorded:
Primary residential mortgage	$3,083	$3,034	$345	$1,496	$99
Multifamily property	264	264	52	71	13
Owner-occupied commercial real estate	2,020	2,005	322	1,254	66
Investment commercial real estate	5,979	5,687	509	2,865	373
Commercial and industrial	101	101	51	495	9
Junior lien loan on residence	138	125	9	128	—
Commercial construction	—	—	—	995	—
Total loans with related allowance	$11,585	$11,216	$1,288	$7,304	$560
Total loans individually evaluated
for impairment	$32,262	$26,213	$1,288	$19,117	$876

Cash basis interest income recognized during 2012, 2011 and 2010 was not material.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and 2011:

	December 31, 2012
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$6,519	$—
Home equity lines of credit	110	—
Junior lien loan on residence	562	—
Multifamily property	—	—
Owner-occupied commercial real estate	4,317	—
Investment commercial real estate	224	—
Commercial and industrial	—	—
Consumer and other	—	—
Total	$11,732	$—

	December 31, 2011
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$7,468	$—
Home equity lines of credit	489	—
Junior lien loan on residence	680	—
Multifamily property	550	—
Owner-occupied commercial real estate	8,641	—
Investment commercial real estate	1,037	—
Commercial and industrial	—	345
Consumer and other	—	—
Total	$18,865	$345

The following tables present the recorded investment in past due loans as of December 31, 2012 and 2011 by class of loans, excluding nonaccrual loans:

	December 31, 2012
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,513	$203	$—	$2,716
Home equity lines of credit	25	—	—	25
Junior lien loan on residence	31	—	—	31
Multifamily property	—	—	—	—
Owner-occupied commercial real estate	407	—	—	407
Investment commercial real estate	592	—	—	592
Commercial and industrial	15	—	—	15
Commercial construction	—	—	—	—
Consumer and other	—	—	—	—
Total	$3,583	$203	$—	$3,786

	December 31, 2011
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$4,857	$898	$—	$5,755
Home equity lines of credit	565	19	—	584
Junior lien loan on residence	399	—	—	399
Multifamily property	395	—	—	395
Owner-occupied commercial real estate	3,381	—	—	3,381
Investment commercial real estate	242	—	—	242
Commercial and industrial	368	—	345	713
Commercial construction	500	—	—	500
Consumer and other	8	—	—	8
Total	$10,715	$917	$345	$11,977

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

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weakness inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

The Corporation considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loans, the Corporation evaluated credit quality primarily based on the delinquency status of the loan, which was previously presented.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The table below presents, based on the most recent analysis performed, the risk category of loans by class of loans for December 31, 2012 and 2011.

December 31, 2012

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$517,336	$3,152	$7,315	$—
Home equity lines of credit	49,525	—	110	—
Junior lien loan on residence	11,294	37	562	—
Multifamily property	161,229	476	—	—
Owner-occupied commercial real estate	73,809	334	10,577	—
Investment commercial real estate	216,394	13,237	12,955	—
Agricultural production loans	14	—	—	—
Commercial and industrial	25,191	134	495	—
Secured by farmland	207	—	—	—
Commercial construction	3,999	5,324	—	—
Consumer and other loans	15,480	—	—	—
Total	$1,074,478	$22,694	$32,014	$—

December 31, 2011

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$496,815	$5,437	$9,166	$—
Home equity lines of credit	49,905	—	489	—
Junior lien loan on residence	12,244	129	680	—
Multifamily property	102,948	163	945	—
Owner-occupied commercial real estate	81,797	9,524	16,531	—
Investment commercial real estate	157,579	9,599	19,820	—
Agricultural production loans	18	—	—	—
Commercial and industrial	28,020	835	970	—
Commercial construction	18,474	234	500	—
Consumer and other loans	12,021	495	—	—
Total	$959,821	$26,416	$49,101	$—

At December 31, 2012, $18.1 million of the $32.0 million of the substandard loans were also considered impaired as compared to December 31, 2011, when $26.2 million of the $49.1 million of the substandard loans were also considered impaired.

	January 1,				December 31,
	2012				2012
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,414	$(1,676)	$3	$2,306	$3,047
Home equity lines of credit	204	(91)	—	154	267
Junior lien loan on residence	64	(57)	6	301	314
Multifamily property	705	(492)	—	1,092	1,305
Owner-occupied commercial
real estate	3,108	(4,047)	299	3,149	2,509
Investment commercial real estate	4,181	(2,448)	17	2,405	4,155
Agricultural production	1	—	—	(1)	—
Commercial and industrial	1,291	(233)	60	(315)	803
Secured by farmland	—	—	—	3	3
Commercial construction	669	(72)	—	(357)	240
Consumer and other	78	(43)	11	46	92
Unallocated	508	—	—	(508)	—
Total ALLL	$13,223	$(9,159)	$396	$8,275	$12,735

	January 1,				December 31,
	2011				2011
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$1,502	$(763)	$—	$1,675	$2,414
Home equity lines of credit	160	(89)	—	133	204
Junior lien loan on residence	228	(13)	14	(165)	64
Multifamily property	303	(75)	8	469	705
Owner-occupied commercial
real estate	2,777	(3,405)	40	3,696	3,108
Investment commercial real estate	4,759	(3,287)	48	2,661	4,181
Agricultural production	—	—	—	1	1
Commercial and industrial	2,719	(272)	108	(1,264)	1,291
Commercial construction	1,246	(607)	11	19	669
Consumer and other	66	(28)	1	39	78
Unallocated	522	—	—	(14)	508
Total ALLL	$14,282	$(8,539)	$230	$7,250	$13,223

A summary of changes in the allowance for loan losses for the year indicated follows:

(In thousands)	2010
Balance, beginning of year	$13,192
Provision charged to expense	10,000
Loans charged-off	(9,166)
Recoveries	256
Balance, end of year	$14,282

Troubled Debt Restructurings: The Corporation has allocated $483 thousand and $707 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and December 31, 2011, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the followings: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	3	$553	$553
Junior lien on residence	1	274	274
Investment commercial real estate	1	2,648	2,648
Total	5	$3,475	$3,475

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses. In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructuring during the year ended December 31, 2012.

The primary residential mortgages were modified by reducing the interest rates or extending the maturity date. The junior lien on residence loan was modified through the deferral of certain scheduled principal payments. The owner-occupied commercial real estate loan was modified with rate reductions and revised amortization schedules and partial forgiveness of principal which had been previously charged off.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2012 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Junior lien on residence	1	$240
Total	1	$240

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	3	$1,410	$1,410
Owner-occupied commercial real estate	1	412	412
Investment commercial real estate	1	4,949	4,949
Total	5	$6,771	$6,771

The residential mortgages were modified by extending the maturities longer than six months. Both of the commercial real estate loans were modified to an interest only basis pending the sale of the underlying collateral. The Bank did not forgive any principal or interest on any of these loans and expects to collect the full amount that is contractually owed.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2011 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Owner-occupied commercial real estate	1	$412
Total	1	$412

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

5. PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2012	2011
Land and land improvements	$4,933	$4,943
Buildings	11,920	11,892
Furniture and equipment	20,306	19,529
Leasehold improvements	9,107	9,016
Projects in progress	179	111
Capital lease asset	8,911	8,911
	55,356	54,402
Less: accumulated depreciation	25,326	22,461
Total	$30,030	$31,941

The Corporation has included leases in premises and equipment as follows:

(In thousands)	2012	2011
Land and buildings	$8,911	$8,911
Less: accumulated depreciation	1,207	666
Total	$7,704	$8,245

The Corporation recorded depreciation expense of $2.9 million, $2.9 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Corporation leases its corporate headquarters building under a capital lease. The lease arrangement requires monthly payments through 2025. Related depreciation expense and accumulated depreciation of $400 thousand is included in 2012 results.

In December 2011, the Corporation completed a sale-leaseback transaction involving its Gladstone property. The Corporation leased the majority of the building to house its branch. The lease arrangement requires monthly payments through 2031. The gain on the sale of $764 thousand was deferred and will be accreted to income over the life of the lease. Payments began on January 1, 2012 and no expense is included in the 2011 results. Related depreciation expense and accumulated depreciation of $141 thousand is included in 2012 results.

The following is a schedule by year of future minimum lease payments under capitalized leases, together with the present value of net minimum lease payments as of December 31, 2012:

(In thousands)
2013	$638
2014	719
2015	760
2016	760
2017	833
Thereafter	9,058
Total minimum lease payments	12,768
Less amount representing interest	(3,857)
Present value of net minimum lease payments	$8,911

6. OTHER REAL ESTATE OWNED

At December 31, 2012 and 2011, the Corporation had other real estate owned, net of valuation allowances, totaling $3.5 million and $7.1 million, respectively.

The following table shows the activity in other real estate owned, excluding the valuation allowance, for the years ended December 31,

(In thousands)	2012	2011
Balance, beginning of year	$8,002	$4,000
OREO properties added	2,466	12,613
Sales during year	(5,962)	(8,611)
Balance, end of year	$4,506	$8,002

The following table shows the activity in the valuation allowance for the years ended December 31,

(In thousands)	2012	2011	2010
Balance, beginning of year	$865	$—	$—
Additions charged to expense	145	865	—
Direct writedowns	—	—	—
Balance, end of year	$1,010	$865	$—

The following table shows expenses related to other real estate owned for the years ended December 31,

(In thousands)	2012	2011	2010
Net loss/(gain) on sales	$89	$203	$19
Provision for unrealized losses	145	865	—
Operating expenses, net of rental income	356	179	28
Total	$590	$1,247	$47

7. DEPOSITS

The following table sets forth the details of total deposits as of December 31,

	2012		2011
(In thousands)	$	%	$	%
Noninterest-bearing demand deposits	$298,095	19.66%	$297,459	20.60%
Interest-bearing Checking	346,877	22.87	341,180	23.63
Savings	109,686	7.23	92,322	6.39
Money market	583,197	38.46	516,920	35.80
Certificates of deposit	173,572	11.45	196,011	13.58
Brokered certificates of deposit	5,000	0.33	—	—
Total deposits	$1,516,427	100.00%	$1,443,892	100.00%

The scheduled maturities of time deposits as of December 31, 2012 are as follows:

(In thousands)
2013	$109,866
2014	34,153
2015	15,638
2016	6,344
2017	12,571
Total	$178,572

8. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from FHLB totaled $12.2 million and $17.7 million at December 31, 2012 and 2011, respectively, with a weighted average interest rate of 3.03 percent and 3.41 percent, respectively.

As of December 31, 2012 the Corporation did not have any advances with fixed maturity dates while at December 31, 2011 advances totaling $1.0 million with a rate of 3.88 percent, had fixed maturity dates. At December 31, 2012, advances totaling $218 thousand with a weighted average rate of 3.73 percent, were amortizing advances with monthly payments of principal and interest, while at December 31, 2011, advances totaling $680 thousand with a weighted average rate of 3.73 percent, were amortizing advances with monthly payments of principal and interest. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $59.3 million at December 31, 2012 and $76.5 million at December 31, 2011.

Also at December 31, 2012, the Corporation had $12.0 million in variable rate advances, with a weighted average rate of 3.01 percent, that are noncallable for one, two or three years and then callable quarterly with final maturities of five, seven or ten years from the original date of the advance, while at December 31, 2011, the Corporation had $16.0 million in variable rate advances, with a weighted average rate of 3.45 percent. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $15.0 million at December 31, 2012 and $20.1 million at December 31, 2011.

The advances have prepayment penalties.

The scheduled principal repayments and maturities of advances as of December 31, 2012 are as follows:

(In thousands)
2013	$218
2014	—
2015	—
2016	—
2017	3,000
Over 5 years	9,000
Total	$12,218

At December 31, 2012 and December 31, 2011 there were no overnight borrowings with the FHLB. At December 31, 2012, unused short-term or overnight borrowing commitments totaled $487.9 million from the FHLB and $27.8 million from correspondent banks.

9. FAIR VALUE

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

The Corporation used the following methods and significant assumptions to estimate the fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). The fair values of Level 3 investment securities (Trust Preferred Pooled Securities, held to maturity) are determined by Management based on non-binding broker quotes. Discussions are regularly held with third-party brokers and other third-party experts to validate the estimated fair value for these Level 3 securities.

Loans Held for Sale, at Fair Value: The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Loans Held for Sale, at Lower of Cost or Fair Value: The fair value of this category of loans held for sale is determined using the lower of book value or estimated sale price as calculated by a third-party broker for each loan (Level 2).

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as, the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of December 31, 2012, all collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored entities	$26,845	$—	$26,845	$—
Mortgage-backed securities-residential	221,440	—	221,440	—
State and political subdivisions	50,632	—	50,632	—
Single-issuer trust preferred security	2,289	—	2,289	—
CRA investment fund	3,062	3,062	—	—
Marketable equity securities	211	211	—	—
Total	$304,479	$3,273	$301,206	$—

(In thousands)	December 31, 2011
Assets:
Securities available for sale:
U.S. government-sponsored entities	$46,878	$—	$46,878	$—
Mortgage-backed securities-residential	236,984	—	236,984	—
State and political subdivisions	29,851	—	29,851	—
Single-issuer trust preferred security	2,167	—	2,167	—
CRA investment fund	3,040	3,040	—	—
Marketable equity securities	600	600	—	—
Total	$319,520	$3,640	$315,880	$—

Residential loans held for sale, at fair value, totaled $6.5 million and $2.8 million as of December 31, 2012 and December 31, 2011, respectively, and were determined to be Level 2.

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2012.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential mortgage	$346	$—	$—	$346
Investment commercial real estate	160			160
Loans held for sale:
Primary residential mortgage	592	—	592	—
Multifamily	282	—	282	—
Owner-occupied commercial mortgage	5,960	—	5,960	—
Investment commercial real estate	6,652	—	6,652	—
Commercial and industrial	263	—	263	—
OREO	—			1,990

(In thousands)	December 31, 2011
Assets:
Impaired loans:
Primary residential mortgage	$1,462	$—	$—	$1,462
Owner-occupied commercial mortgage	1,303	—	—	1,303
Investment commercial real estate	228	—	—	228
Multifamily	212	—	—	212
Junior lien on residence	117	—	—	117
OREO	2,135	—	—	2,135

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $596 thousand, with a valuation allowance of $90 thousand at December 31, 2012. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $4.6 million, with a valuation allowance of $1.3 million at December 31, 2011.

Loans totaling $13.7 million were transferred to loans held for sale in December 2012 resulting in additional provision of $4.1 million and a charge-off of $5.4 million.

At both December 31, 2012 and 2011, OREO at fair value represents one commercial property. The Corporation recorded a valuation allowance of $145 thousand and $865 thousand during 2012 and 2011, respectively.

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 are as follows:

		Fair Value Measurements at December 31, 2012 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$119,228	$116,284	$2,944	$—	$119,228
Securities available for sale	304,479	211	304,268	—	304,479
FHLB and FRB stock	4,639	—	—	—	N/A
Loans held for sale, at fair value	6,461	—	6,461	—	6,461
Loans held for sale, at lower of cost or fair value	13,749	—	13,749	—	13,749
Loans, net of allowance for loan losses	1,119,849	—	—	1,120,537	1,120,537
Accrued interest receivable	3,864	—	958	2,906	3,864
Financial liabilities
Deposits	$1,516,427	$1,337,855	$180,505	$—	$1,518,360
Federal Home Loan Bank advances	12,218	—	13,518	—	13,518
Accrued interest payable	306	37	269	—	306

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 are as follows:

	December 31, 2011
	Carrying	Fair
(In thousands)	Amount	Value
Financial assets
Cash and cash equivalents	$43,053	$43,053
Investment securities, held to maturity	100,719	99,427
Securities available for sale	319,520	319,520
FHLB and FRB stock	4,569	N/A
Loans held for sale	2,841	2,841
Loans, net of allowance for loan losses	1,025,122	1,034,541
Accrued interest receivable	4,078	4,078
Financial liabilities
Deposits	$1,443,892	$1,446,778
Federal Home Loan Bank advances	17,680	19,100
Accrued interest payable	460	460

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

Deposits: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date, (i.e., the carrying amount) resulting in a Level 1 classification. The carrying amounts of variable-rate certificates of deposit approximate the fair values at the reporting date resulting in Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Federal Home Loan Bank advances: The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

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

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31,

(In thousands)	2012	2011	2010
Trust department	$1,462	$1,542	$1,291
Professional and legal fees	1,301	987	1,145
FDIC insurance	1,208	1,532	2,322
Loan expense	858	1,029	888
Telephone	647	765	787
Advertising	512	697	691
Provision for ORE losses	145	865	—
Other operating expenses	5,135	4,381	3,833
Total other operating expenses	$11,268	$11,798	$10,957

11. INCOME TAXES

The income tax expense included in the consolidated financial statements for the years ended December 31, is allocated as follows:

(In thousands)	2012	2011	2010
Federal:
Current expense	$(7,942)	$3,856	$4,752
Deferred expense/(benefit)	12,887	1,364	(1,874)
State:
Current expense	(3)	1	627
Deferred expense/(benefit)	1,463	(431)	(306)
Reversal of valuation allowance	—	(2,976)	32
Total income tax expense	$6,405	$1,814	$3,231

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income before taxes as a result of the following:

(In thousands)	2012	2011	2010
Computed “expected” tax expense	$5,635	$4,894	$3,813
(Decrease)/increase in taxes resulting from:
Tax-exempt income	(341)	(350)	(386)
State income taxes	949	(2,200)	229
Bank owned life insurance income	(112)	(413)	(225)
Interest disallowance	16	23	33
Stock-based compensation	58	65	61
Rate adjustment	200	(100)	(100)
Other	—	(105)	(194)
Total income tax expense	$6,405	$1,814	$3,231

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$5,202	$5,402
Valuation allowance for OREO losses	413	353
Federal and state net operating loss carryforward	6,739	274
Lease adjustment	183	185
Federal AMT credit carryforward	540	—
Post retirement benefits	475	253
Prepaid alternative minimum assessment	283	283
Contribution limitation	56	56
Other-than-temporary impairment	—	20,924
Unrealized loss on market adjustment on other-than-temporary
impaired securities	—	1,866
State capital loss	19	21
Stock option expense	282	212
Nonaccrued interest	452	1,781
Accrued compensation	319	204
Capital leases	631	62
Valuation allowance-other-than-temporary impairment state tax	—	(12)
Total gross deferred tax assets	$15,594	$31,864
Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	$1,394	$1,843
Unrealized gain on securities available for sale	2,969	1,931
Deferred loan origination costs and fees	1,315	1,090
Deferred income	396	130
Nonmonetary gain	—	97
Investment securities, principally due to the accretion of bond discount	27	42
Other	15	—
Total gross deferred tax liabilities	6,116	5,133
Net deferred tax asset	$9,478	$26,731

The net deferred tax asset includes the tax effect of $12.5 million of federal net operating loss carryforwards that expire in 2032 and $40.6 million of New Jersey net operating loss carryforwards that expire from 2014 through 2032.

During 2008, the Corporation recorded a $56.1 million other-than-temporary impairment on its trust preferred pooled securities. The impairment was recorded at the Bank level and resulted in a deferred state tax benefit of approximately $3.3 million. At December 31, 2008, the Corporation concluded that it was more likely than not that it would not realize this state tax benefit before the expiration of the net operating loss carryforward period and recorded a full valuation allowance against the state tax benefit. At the time, the analysis was based on numerous factors, including the State of New Jersey tax statutes, the ongoing performance and related forecasts of the Corporation and the Bank and the status of the economy and its impact on the forecasts.

The Corporation concluded, during the third quarter of 2011, that it was more likely than not that the 2008 state tax benefit was realizable and as such reversed the full valuation allowance, which resulted in an income tax benefit recognized in the third quarter of $3.0 million. The determination was based on the trends in state taxable income of the Bank and the five-year earnings forecast that was completed during the third quarter of 2011.

In 2012, the Corporation sold the pooled trust preferred securities resulting in a federal tax loss carryback refund claim of $8.1 million. The remaining deferred tax asset for OTTI was converted to deferred tax assets relating to federal and state net operating loss carryforwards.

Based upon taxes paid and projected future taxable income, Management believes that it is more likely than not that the gross deferred tax assets will be realized.

At December 31, 2012 and 2011, the Corporation had no unrecognized tax benefits. The Corporation does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

The Corporation is subject to U.S. Federal income tax as well as New Jersey income tax. The Corporation is no longer subject to federal examination for tax years prior to 2009. The tax years of 2009, 2010 and 2011 remain open to federal examination. The Corporation is no longer subject to New Jersey examination for tax years prior to 2008. The tax years of 2008, 2009, 2010 and 2011 remain open for state examination.

12. BENEFIT PLANS

The Corporation sponsors a profit sharing plan and a savings plan under Section 401(K) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. Under the savings plan, the Corporation contributes three percent of salary for each employee regardless of the employees’ contributions as well as partially matching employee contributions. In addition, the Corporation is contributing an enhanced benefit to employees who were previously in the defined benefit plan, which was discontinued in 2008. In 2012 and 2011, the enhanced benefit was approximately $856 thousand and $830 thousand, respectively. Expense for the savings plan totaled approximately $1.8 million, $1.9 million and $1.7 million in 2012, 2011 and 2010, respectively.

Contributions to the profit sharing plan are made at the discretion of the Board of Directors and all funds are invested solely in Peapack-Gladstone Corporation common stock. The aggregate contribution to the profit sharing plan was $200 thousand in 2012 and $100 thousand in each of 2011 and 2010.

13. STOCK-BASED COMPENSATION

The Corporation’s 2006 Long-Term Stock Incentive Plan and 2012 Long-Term Stock Incentive Plan and allow the granting of shares of the Corporation’s common stock as incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights to directors, officers, employees and independent contractors of the Corporation and its Subsidiaries. The total number initially available to grant in active plans was 620,000 shares. There are no shares remaining for issuance with respect to stock option plans approved in 1995, 1998 and 2002; however, options granted under those plans are still included in the numbers below. At December 31, 2012, there were 289,173 additional shares available for grant under the unexpired plans.

Options granted under the long-term stock incentive plans are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair value of the common stock on the date of grant, and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant. Some options granted to officers at or above the senior vice president level were immediately exercisable at the date of grant. The Corporation has a policy of using new shares to satisfy option exercises.

Changes in options outstanding during 2012 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2012	577,782	$23.45
Granted during 2012	62,860	11.02
Exercised during 2012	(2,190)	11.10
Expired during 2012	(13,300)	25.35
Forfeited during 2012	(11,645)	13.61
Balance, December 31, 2012	613,507	$22.37	3.96 years	$561
Vested and expected to vest (1)	585,222	$22.84	3.96 years	$214
Exercisable at December 31, 2012	456,367	$25.54	2.57 years	$78

(1)	The difference between the shares which are exercisable (fully vested) and those which are expected to vest is due to anticipated forfeitures.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options). The Corporation’s closing stock price on December 31, 2012 was $14.08.

The aggregate intrinsic value of stock options exercised in 2012 was $8 thousand. There were no options exercised during 2011 and 2010.

The per share weighted average fair value of stock options granted during 2012, 2011 and 2010 was $3.91, $3.88 and $8.31, respectively, on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	2012	2011	2010
Dividend yield	1.47%	1.60%	1.30%
Expected volatility	39%	32%	72%
Expected life	7 Years	7 Years	7 Years
Risk-free interest rate	1.43%	2.08%	2.91%

For 2012, 2011 and 2010, the expected life of the option is the typical holding period of the Corporation’s options before being exercised by the optionee. The risk-free interest rate is the rate on a seven-year treasury bond for 2012, 2011 and 2010. The volatility is the performance the stock has experienced in the last five years.

As of December 31, 2012, there was approximately $481 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

The Corporation issued 36,263, 28,732 and 55,993 restricted stock awards in 2012, 2011 and 2010, respectively, at a fair value equal to the market price of the Corporation’s common stock at the date of grant. The awards vest 40 percent after two years and 20 percent each year after until fully vesting on the fifth anniversary of the grant date; however awards to one executive were fully vested as of the date of his severance agreement in 2012. There were no forfeitures of restricted stock awards during 2012. There were 38,271 shares of restricted stock awards that vested during 2012. As of December 31, 2012, there was $572 thousand of total unrecognized compensation cost related to nonvested shares, which is expected to vest over 1.8 years.

Changes in nonvested shares for 2012 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2012	84,725	$13.46
Granted during 2012	36,263	10.72
Vested during 2012	(38,271)	12.13
Balance, December 31, 2012	82,717	$12.87

14. COMMITMENTS AND CONTINGENCIES

The Corporation, in the ordinary course of business, is a party to litigation arising from the conduct of its business. Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner. There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $112.4 million and $104.4 million at December 31, 2012 and 2011, respectively, which are not included in the accompanying consolidated financial statements. These commitments include unused commercial and home equity lines of credit.

The Corporation issues financial standby letters of credit that are irrevocable undertakings by the Corporation to guarantee payment of a specified financial obligation. Most of the Corporation’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less. The maximum potential future payments the Corporation could be required to make equals the contract amount of the standby letters of credit and amounted to $3.5 million and $3.6 million at December 31, 2012 and 2011, respectively. The fair value of the Corporation’s liability for financial standby letters of credit was insignificant at December 31, 2012.

For commitments to originate loans, the Corporation’s maximum exposure to credit risk is represented by the contractual amount of those instruments. Those commitments represent ultimate exposure to credit risk only to the extent that they are subsequently drawn upon by customers. The Corporation uses the same credit policies and underwriting standards in making loan commitments as it does for on-balance-sheet instruments. For loan commitments, the Corporation would generally be exposed to interest rate risk from the time a commitment is issued with a defined contractual interest rate.

At December 31, 2012, the Corporation was obligated under non-cancelable operating leases for certain premises. Rental expense aggregated $2.4 million, $2.4 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010 respectively, which is included in premises and equipment expense in the consolidated statements of income.

The minimum annual lease payments under the terms of the operating lease agreements, as of December 31, 2012, were as follows:

(In thousands)
2013	$2,382
2014	2,129
2015	2,041
2016	1,762
2017	1,391
Thereafter	6,744
Total	$16,449

The Corporation is also obligated under legally binding and enforceable agreements to purchase goods and services from third parties, including data processing service agreements.

15. REGULATORY CAPITAL

The Corporation through the Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation and the Bank’s consolidated financial statements. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At year-end 2012 and 2011, the Bank maintained capital levels which met or exceeded the levels required to be considered well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the institution’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well
			Capitalized Under		For Capital
			Prompt Corrective		Adequacy
	Actual		Action Provisions		Purposes
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total capital (to risk-weighted assets)	$127,983	12.92%	$99,035	10.00%	$79,228	8.00%

Tier I capital (to risk-weighted assets)	115,600	11.67	59,421	6.00	39,614	4.00

Tier I capital (to average assets)	115,600	7.18	80,507	5.00	64,406	4.00

As of December 31, 2011:
Total capital (to risk-weighted assets)	$131,993	13.50%	$97,737	10.00%	$78,190	8.00%

Tier I capital (to risk-weighted assets)	119,764	12.25	58,642	6.00	39,095	4.00

Tier I capital (to average assets)	119,764	7.58	79,019	5.00	63,216	4.00

The Corporation’s actual capital amounts and ratios are presented in the following table:

				To Be Well
				Capitalized Under			For Capital
				Prompt Corrective			Adequacy
	Actual			Action Provisions			Purposes
(In thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio
As of December 31, 2012:
Total capital (to risk-weighted assets)	$129,587	13.08%	$	N/A	N/A	%	$79,283	8.00%

Tier I capital (to risk-weighted assets)	117,195	11.83		N/A	N/A		39,641	4.00

Tier I capital (to average assets)	117,195	7.27		N/A	N/A		64,438	4.00

As of December 31, 2011:
Total capital (to risk-weighted assets)	$134,541	13.76%	$	N/A	N/A	%	$78,241	8.00%

Tier I capital (to risk-weighted assets)	122,304	12.51		N/A	N/A		39,120	4.00

Tier I capital (to average assets)	122,304	7.73		N/A	N/A		63,261	4.00

As fully described in Footnote 16, Preferred Stock, the Corporation redeemed the remaining portion of the preferred shares issued under the Treasury’s Capital Purchase Program, repaying $14.5 million on January 11, 2012. In association with this repayment, the Bank paid a $14.5 million dividend to the Corporation on January 10, 2012. The dividend was specifically approved by the Bank’s primary regulator.

16. PREFERRED STOCK

On January 9, 2009, as part of the U.S. Department of the Treasury (the “Treasury) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Corporation sold 28,685 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 150,296 shares of the Corporation’s common stock, no par value at an exercise price of $28.63 per share, after adjusting for the five percent stock dividend declared on June 18, 2009, for an aggregate purchase price of $28.7 million in cash, allocated $1.6 million to warrants and $27.1 million to preferred stock.

Cumulative dividends on the preferred shares accrue on the liquidation preference at a rate of 5 percent per annum for the first five years, and at a rate of 9 percent per annum thereafter. Subject to the approval of the Board of Governors of the Federal Reserve System, the preferred shares are redeemable at the option of the Corporation at 100 percent of their liquidation preference. If the Corporation redeems the preferred shares and the Treasury still owns the warrant, the Corporation could repurchase the warrant from the Treasury for its fair market value. Unless both the holder and the Corporation agree otherwise, the exercise of the warrant will be a net exercise (i.e., the holder does not pay cash but gives up shares with a market value at the time of exercise equal to the exercise price, resulting in a net settlement with significantly fewer than the 150,296 shares of common stock being issued).

The Securities Purchase Agreement, pursuant to which the preferred shares and the warrant were sold, contains limitations on the payment of dividends on the common stock, including with respect to the payment of quarterly cash dividends in excess of $0.16 per share, which was the amount of the last regular dividend declared by the Corporation prior to October 14, 2008 and on the Corporation’s ability to repurchase its Common Stock. The Corporation is also subject to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”).

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

On January 11, 2012, the Corporation redeemed the remaining 50 percent of the preferred shares issued under the Treasury’s CPP, repaying approximately $14.5 million to the Treasury, including accrued and unpaid dividends of approximately $112 thousand. The Corporation’s redemption of the shares was not subject to additional conditions or stipulations from the Treasury. As a result of the repurchase, the accretion related to the preferred stock was accelerated and approximately $362 thousand was recorded as a reduction to retained earnings in the first quarter of 2012. The 150,296 common share warrant remained outstanding after the redemption; however, the Corporation paid $109 thousand to the U.S. Treasury on April 5, 2012 to repurchase it.

17. BUSINESS SEGMENTS

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the twelve months ended December 31, 2012, 2011 and 2010:

	Twelve Months Ended December 31, 2012
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$47,955	$3,448	$51,403
Noninterest income	8,545	12,758	21,303
Total income	56,500	16,206	72,706
Provision for loan losses	8,275	—	8,275
Salaries and benefits	22,030	5,565	27,595
Premises and equipment expense	8,889	578	9,467
Other noninterest expense	7,241	4,027	11,268
Total noninterest expense	46,435	10,170	56,605
Income before income tax expense	10,065	6,036	16,101
Income tax expense	4,081	2,324	6,405
Net income	$5,984	$3,712	$9,696
Total assets at period end	$1,666,504	$1,332	$1,667,836

	Twelve Months Ended December 31, 2011
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$45,394	$3,521	$48,915
Noninterest income	5,748	10,968	16,716
Total income	51,142	14,489	65,631
Provision for loan losses	7,250	—	7,250
Salaries and benefits	18,194	5,036	23,230
Premises and equipment expense	8,717	654	9,371
Other noninterest expense	7,837	3,961	11,798
Total noninterest expense	41,998	9,651	51,649
Income before income tax expense	9,144	4,838	13,982
Income tax expense	153	1,661	1,814
Net income	$8,991	$3,177	$12,168
Total assets at period end	$1,599,007	$1,328	$1,600,335

	Twelve Months Ended December 31, 2010
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$46,291	$3,599	$49,890
Noninterest income	4,076	10,039	14,115
Total income	50,367	13,638	64,005
Provision for loan losses	10,000	—	10,000
Salaries and benefits	17,570	4,959	22,529
Premises and equipment expense	8,861	763	9,624
Other noninterest expense	6,984	3,973	10,957
Total noninterest expense	43,415	9,695	53,110
Income before income tax expense	6,952	3,943	10,895
Income tax expense	2,060	1,171	3,231
Net income	$4,892	$2,772	$7,664
Total assets at period end	$1,504,098	$1,327	$1,505,425

18. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the years ended December 31, 2012, 2011 and 2010:

	Balance at	Current	Balance at
(In thousands)	December 31, 2011	Year Change	December 31, 2012
Unrealized gains on securities
available for sale	$3,206	$1,093	$4,299
Other-than-temporary impairment on
securities held to maturity and
securities transferred from
available for sale to held to maturity	(3,102)	3,102	—
Total	$104	$4,195	$4,299

	Balance at	Current	Balance at
(In thousands)	December 31, 2010	Year Change	December 31, 2011
Unrealized gains on securities
available for sale	$1,490	$1,716	$3,206
Other-than-temporary impairment on
securities held to maturity and
securities transferred from
available for sale to held to maturity	(3,461)	359	(3,102)
Total	$(1,971)	$2,075	$104

	Balance at	Current	Balance at
(In thousands)	December 31, 2009	Year Change	December 31, 2010
Unrealized gains on securities
available for sale	$1,615	$(125)	$1,490
Other-than-temporary impairment on
securities held to maturity and
securities transferred from
available for sale to held to maturity	(3.562)	101	(3,461)
Total	$(1,947)	$(24)	$(1,971)

19. CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2012	2011
Assets
Cash	$602	$1,420
Interest-earning deposits	297	35
Total cash and cash equivalents	899	1,455
Securities available for sale	211	600
Investment in subsidiary	120,461	120,426
Other assets	610	509
Total assets	$122,181	$122,990
Liabilities
Other liabilities	$124	$19
Total liabilities	124	19
Shareholders’ equity
Preferred stock	—	13,979
Common stock	7,755	7,685
Surplus	97,675	96,323
Treasury stock	(8,988)	(8,988)
Retained earnings	21,316	13,868
Accumulated other comprehensive income,
net of income tax benefit	4,299	104
Total shareholders’ equity	122,057	122,971
Total liabilities and shareholders’ equity	$122,181	$122,990

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2012	2011	2010
Income
Dividend from Bank	$14,950	$6,120	$8,663
Other income	28	76	166
Impairment charges on securities	—	—	(360)
Securities gains/(losses), net	3	20	(19)
Total income	14,981	6,216	8,450
Expenses
Other expenses	352	68	74
Total expenses	352	68	74
Income before income tax expense and
equity in undistributed earnings of Bank	14,629	6,148	8,376
Income tax (benefit)/expense	(116)	16	(124)
Net income before equity in undistributed earnings of Bank	14,745	6,132	8,500
(Dividends in excess of earnings)/ equity in
undistributed earnings of Bank	(5,049)	6,036	(836)
Net income	$9,696	$12,168	$7,664
Dividends on preferred stock and accretion	474	1,228	1,686
Net income available to common shareholders	$9,222	$10,940	$5,978

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$9,696	$12,168	$7,664
Undistributed loss/(earnings) of Bank	5,049	(6,036)	836
(Gain)/loss on securities available for sale	(3)	(20)	379
(Increase)/decrease in other assets	(101)	78	(74)
Increase/(decrease) in other liabilities	107	(44)	(52)
Net cash provided by operating activities	14,748	6,146	8,753

Cash flows from investing activities:
Proceeds from sales and calls of securities
available for sale	386	1,108	2,237
Net cash provided by investing activities	386	1,108	2,237

Cash flows from financing activities:
Redemption of preferred stock	(14,341)	(7,172)	(7,172)
Repurchase of warrants	(109)	—	—
Cash dividends paid on preferred stock	(112)	(823)	(1,126)
Cash dividends paid on common stock	(1,774)	(1,765)	(1,757)
Exercise of stock options	21	—	—
Issuance of common shares (DRIP program)	625	152	140
Net cash used in financing activities	(15,690)	(9,608)	(9,915)

Net (decrease)/increase in cash and cash equivalents	(556)	(2,354)	1,075
Cash and cash equivalents at beginning of period	1,455	3,809	2,734
Cash and cash equivalents at end of period	$899	$1,455	$3,809

20. SUPPLEMENTAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial data for the periods indicated:

Selected 2012 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$14,214	$14,102	$13,982	$13,792
Interest expense	1,323	1,199	1,132	1,033
Net interest income	12,891	12,903	12,850	12,759
Provision for loan losses	1,500	1,500	750	4,525
Trust fees	3,176	3,259	2,918	2,929
Securities gains/(losses), net	390	107	235	3,078
Other income	1,157	1,305	1,406	1,343
Operating expenses	11,080	11,704	11,993	13,553
Income before income tax expense	5,034	4,370	4,666	2,031
Income tax expense	1,951	1,647	1,834	973
Net income	3,083	2,723	2,832	1,058
Dividend and accretion on
preferred stock	474	—	—	—
Net income available to common
shareholders	$2,609	$2,723	$2,832	$1,058
Earnings per share-basic	$0.30	$0.31	$0.32	$0.12
Earnings per share-diluted	0.30	0.31	0.32	0.12
84

Selected 2011 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$14,257	$14,099	$13,594	$14,101
Interest expense	2,036	1,916	1,699	1,485
Net interest income	12,221	12,183	11,895	12,616
Provision for loan losses	2,000	2,000	1,500	1,750
Trust fees	2,718	2,829	2,555	2,584
Securities gains/(losses), net	196	277	248	316
Other income	1,255	1,218	1,170	1,350
Operating expenses	11,243	11,035	10,573	11,548
Income before income tax expense	3,147	3,472	3,795	3,568
Income tax expense	1,006	1,304	(1,537)	1,041
Net income	2,141	2,168	5,332	2,527
Dividend and accretion on
preferred stock	570	219	219	220
Net income available to common
shareholders	$1,571	$1,949	$5,113	$2,307
Earnings per share-basic	$0.18	$0.22	$0.58	$0.26
Earnings per share-diluted	0.18	0.22	0.58	0.26

Selected 2010 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$15,791	$15,450	$14,974	$14,707
Interest expense	3,243	2,963	2,612	2,214
Net interest income	12,548	12,487	12,362	12,493
Provision for loan losses	2,400	2,750	2,000	2,850
Trust fees	2,364	2,686	2,254	2,598
Securities gains/(losses), net	—	2	126	(4)
Impairment charges	—	—	(360)	(581)
Other income	1,108	1,098	1,203	1,621
Operating expenses	10,530	11,005	10,886	10,689
Income before income tax expense	3,090	2,518	2,699	2,588
Income tax expense	965	762	793	711
Net income	2,125	1,756	1,906	1,877
Dividend and accretion on
preferred stock	710	324	326	326
Net income available to common
shareholders	$1,415	$1,432	$1,580	$1,551
Earnings per share-basic	$0.16	$0.16	$0.18	$0.18
Earnings per share-diluted	0.16	0.16	0.18	0.18

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting during the fourth quarter of 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance to the Corporation’s management and board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2012 management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COS”) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committee.

Based on this assessment, management determined that, as of December 31, 2012, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Attestation Report of the Independent Registered Certified Public Accounting Firm

Crowe Horwath LLP, the independent registered public accounting firm that audited the Corporation’s December 31, 2012 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Director Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement is incorporated herein by reference.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience

Frank A. Kissel	62	December 11, 1997	Chairman of the Board
Douglas L. Kennedy	56	October 9, 2012	Chief Executive Officer
Jeffrey J. Carfora	54	March 30, 2009	Chief Financial Officer
Vincent A. Spero	47	November 19, 2009	Chief Lending Officer
Finn M.W. Caspersen, Jr.	43	January 1, 2008	General Counsel
Craig C. Spengeman	57	December 11, 1997	President and Chief Investment Officer

Mr. Kissel previously also held the Chief Executive Officer title until October 9, 2012 when the Chairman and Chief Executive Officer positions were split.

Mr. Kennedy joined the Bank in October 2012 as Chief Executive Officer. Previously Mr. Kennedy served as Executive Vice President and Market President at Capital One Bank and held key executive level positions with Summit Bank, Fleet Bank and North Fork Bank.

Mr. Spengeman has been in his current position for the past eight years.

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

The information set forth under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2012 for all equity compensation plans under which shares of our common stock may be issued:

NUMBER OF SECURITIES
REMAINING AVAILABLE
FOR FUTURE ISSUANCE
	NUMBER OF SECURITIES		UNDER EQUITY
	TO BE ISSUED UPON	WEIGHTED-AVERAGE	COMPENSATION PLANS
	EXERCISE OF	EXERCISE PRICE OF	(EXCLUDING SECURITIES
PLAN CATEGORY	OUTSTANDING OPTIONS (a)	OUTSTANDING OPTIONS (b)	REFLECTED IN COLUMN (a) (c)

EQUITY
COMPENSATION
PLANS APPROVED
BY SECURITY
HOLDERS	613,507	$22.37	289,173

EQUITY
COMPENSATION
PLANS NOT
APPROVED BY
SECURITY HOLDERS	N/A	N/A	N/A
TOTAL	613,507	$22.37	289.173

The information set forth under the captions “Beneficial Ownership of Common Stock” and “Stock Ownership of Directors and Executive Officers” in the 2013 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in the 2013 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Independent Registered Public Accounting Firm” and “Audit Committee Pre-approval Procedures” in the 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2012 and 2011.
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2012 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2012 Annual Report.

(b)	Exhibits

(3)	Articles of Incorporation and By-Laws:

A.	Certificate of Incorporation as incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009.

B.	By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 23, 2007 (SEC File No. 001-16197).

(10)	Material Contracts:

A.	“Change in Control Agreements” dated as of December 20, 2007 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman and Finn M. W. Caspersen, Jr. are incorporated by reference to Exhibits 10(A)1, 10(A)2 and 10(A)6 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007 (SEC File No. 001-16197). +

B.	“Split Dollar Plan for Senior Management” dated as of September 7, 2001 for Frank A. Kissel and Craig C. Spengeman is incorporated by reference to Exhibit 10 (I) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

C.	“Directors’ Retirement Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (J) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

D.	“Directors’ Deferral Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (K) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

E.	“Employment Agreements” dated as of January 1, 2008 by and among the Corporation, the Bank and Frank A. Kissel, Craig C. Spengeman and Finn M. W. Caspersen, Jr. are incorporated by reference to Exhibits 10(F)1, 10(F)2 and 10(F)6 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007 (SEC File No. 001-16197). +

F.	Peapack-Gladstone Financial Corporation 1998 Stock Option Plan for Outside Directors and Peapack-Gladstone Financial Corporation 2002 Stock Option Plan for Outside Directors, each as amended and restated through December 8, 2005, are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on December 14, 2005 (SEC File No. 001-16197). +

G.	Peapack-Gladstone Financial Corporation Amended and Restated 1998 Stock Option Plan and Peapack-Gladstone Financial Corporation Amended and Restated 2002 Stock Option Plan are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on January 13, 2006 (SEC File No. 001-16197). +

H.	Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q Quarterly Report filed on May 10, 2006 (SEC File No. 001-16197). +

I.	(1) Form of Restricted Stock Agreement, incorporated by reference to Exhibit 10(I) (i) of the Registrant’s Form 10-K filed on March 15, 2012 (2) Form of Non-qualified Stock Option Agreement, (3) Form of Incentive Stock Option Agreement, (4) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan. +

J.	“Change in Control Agreement” dated as of September 28, 2009, by and among the Corporation, the Bank and Vincent A. Spero as incorporated herein by reference to Exhibit 10(K) of the Registrant’s Form 10-K filed on March 16, 2010. +

K.	“Employment Agreement” dated as of June 2, 2008, by and among the Corporation, the Bank and Vincent A. Spero as incorporated herein by reference to Exhibit 10(L) of the Registrant’s Form 10-K filed on March 16, 2010. +

L.	Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan is incorporated by reference to Exhibit A to the Corporation’s definitive proxy statement filed on March 23, 2012. +

M.	“Letter Agreement” dated as of October 4, 2012, by and among the Corporation, the Bank and Douglas L. Kennedy is incorporated herein by reference to Exhibit 99.2 of the Registrant’s Form 8-K filed on October 5, 2012. +

N.	Separation Agreement and General Release dated December 31, 2012 between Robert M. Rogers, the Corporation, the Bank. +

+	Management contract and compensatory plan or arrangement.

(21)	List of Subsidiaries:

(a) Subsidiaries of the Corporation:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:

Name

PGB Trust and Investments of Delaware	Delaware	100%
BGP CRE Holdings, LLC	New Jersey	100%
BGP RRE Holdings, LLC	New Jersey	100%
BGP CRE Painter Farm, LLC	New Jersey	100%
BGP CRE Heritage, LLC	New Jersey	100%
BGP CRE K&P Holdings, LLC	New Jersey	100%
BGP CRE Office Property, LLC	New Jersey	100%
Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(23)	Consent of Independent Registered Public Accounting Firm:

(23.1)	Consent of Crowe Horwath LLP

(24)	Power of Attorney

(31.1)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone and Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	TARP Principal Executive Officer and Principal Financial Officer Years Following First Fiscal Year Certification.

(100)	Interactive Data File*

*As provided in Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and is deened not filed for the purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peapack-Gladstone Financial Corporation

By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy Chief Executive Officer

By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora Executive Vice President and Chief Financial Officer

Dated:    March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	Chief Executive Officer and Director	March 15, 2013
Douglas L. Kennedy
/s/ Jeffrey J. Carfora	Executive Vice President and Chief Financial Officer	March 15, 2013
Jeffrey J. Carfora	(Principal Financial Officer and Principal Accounting Officer)
/s/ Frank A. Kissel	Chairman of the Board	March 15, 2013
Frank A. Kissel
/s/ Finn M.W. Caspersen, Jr.	Director, General Counsel	March 15, 2013
Finn M.W. Caspersen, Jr.
/s/ Anthony J. Consi II	Director	March 15, 2013
Anthony J. Consi II
/s/ Edward A. Gramigna	Director	March 15, 2013
Edward A. Gramigna
/s/ John D. Kissel	Director	March 15, 2013
John D. Kissel
/s/ James R. Lamb	Director	March 15, 2013
James R. Lamb
/s/ Edward A. Merton	Director	March 15, 2013
Edward A. Merton
/s/ F. Duffield Meyercord	Director	March 15, 2013
F. Duffield Meyercord
/s/ John R. Mulcahy	Director	March 15, 2013
John R. Mulcahy
/s/ Philip W. Smith III	Director	March 15, 2013
Philip W. Smith III
/s/ Craig C. Spengeman	Director, President of PGB Trust and Investments	March 15, 2013
Craig C. Spengeman
/s/ Beth Welsh	Director	March 15, 2013
Beth Welsh

