Form 10-Q
period 2013-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2013-05-09
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2013

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

Number of shares of Common Stock outstanding as of May 1, 2013:

8,993,615

1

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)
	Consolidated Statements of Condition at March 31, 2013 and December 31, 2012	Page 3
	Consolidated Statements of Income for the three months ended March 31, 2013 and 2012	Page 4
	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012	Page 5
	Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2013	Page 6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	Page 7
	Notes to Consolidated Financial Statements	Page 8
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	Page 30
Item 3	Quantitative and Qualitative Disclosures about Market Risk	Page 39
Item 4	Controls and Procedures	Page 40

PART 2 OTHER INFORMATION

Item 1A	Risk Factors	Page 40
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 40
Item 6	Exhibits	Page 41
2

Index

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	(unaudited)	(audited)
	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$5,030	$6,733
Federal funds sold	100	100
Interest-earning deposits	94,147	112,395
Total cash and cash equivalents	99,277	119,228

Securities available for sale	283,448	304,479
FHLB and FRB stock, at cost	4,643	4,639

Loans held for sale, at fair value	1,828	6,461
Loans held for sale, at lower of cost or fair value	—	13,749
Loans	1,161,763	1,132,584
Less: Allowance for loan losses	13,279	12,735
Net loans	1,148,484	1,119,849

Premises and equipment	29,429	30,030
Other real estate owned	4,141	3,496
Accrued interest receivable	3,768	3,864
Bank owned life insurance	31,283	31,088
Deferred tax assets, net	10,384	9,478
Other assets	18,647	21,475
TOTAL ASSETS	$1,635,332	$1,667,836

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$307,730	$298,095
Interest-bearing deposits:
Checking	336,934	346,877
Savings	114,804	109,686
Money market accounts	547,302	583,197
Certificates of deposit $100,000 and over	67,902	68,741
Certificates of deposit less than $100,000	106,432	109,831
Total deposits	1,481,104	1,516,427
Federal home loan bank advances	12,099	12,218
Capital lease obligation	8,918	8,971
Accrued expenses and other liabilities	8,605	8,163
TOTAL LIABILITIES	1,510,726	1,545,779
SHAREHOLDERS’ EQUITY
Common stock (no par value; stated value, $0.83 per share; authorized 21,000,000 shares; issued shares, 9,401,793 at March 31, 2013 and 9,325,977 at December 31, 2012; outstanding shares, 8,993,615 at March 31, 2013
and 8,917,799 at December 31, 2012)	7,819	7,755
Surplus	98,309	97,675
Treasury stock at cost, 408,178 shares at March 31, 2013 and December 31, 2012	(8,988)	(8,988)
Retained earnings	23,762	21,316
Accumulated other comprehensive income, net of income tax	3,704	4,299
TOTAL SHAREHOLDERS’ EQUITY	124,606	122,057
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,635,332	$1,667,836

See accompanying notes to consolidated financial statements. 3

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
INTEREST INCOME
Interest and fees on loans	$11,714	$11,891
Interest on investment securities held to maturity:
Taxable	—	435
Tax-exempt	—	66
Interest on securities available for sale:
Taxable	1,277	1,617
Tax-exempt	197	165
Interest on loans held for sale	196	23
Interest-earning deposits	48	17
Total interest income	13,432	14,214
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	307	446
Interest on certificates of deposit over $100,000	215	228
Interest on other time deposits	285	368
Interest on borrowed funds	92	172
Interest on capital lease obligation	106	109
Total interest expense	1,005	1,323
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	12,427	12,891
Provision for loan losses	850	1,500

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,577	11,391
OTHER INCOME
Trust department income	3,368	3,176
Service charges and fees	676	677
Bank owned life insurance	272	264
Securities gains, net (includes $289 thousand for 2013 and $390 thousand for 2012 of net gains reclassified from accumulated other comprehensive income)	289	390
Other income	999	216
Total other income	5,604	4,723
OPERATING EXPENSES
Salaries and employee benefits	7,079	6,113
Premises and equipment	2,304	2,331
Other operating expenses (See footnote 8)	2,910	2,636
Total operating expenses	12,293	11,080
INCOME BEFORE INCOME TAX EXPENSE	4,888	5,034
Income tax expense (includes $118 thousand for 2013 and $151 thousand for 2012 of income tax expense from reclassification items)	1,995	1,951
NET INCOME	2,893	3,083
Dividends on preferred stock and accretion	—	474
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$2,893	$2,609
EARNINGS PER COMMON SHARE
Basic	$0.33	$0.30
Diluted	$0.32	$0.30
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	8,870,559	8,771,265
Diluted	8,920,416	8,791,834

See accompanying notes to consolidated financial statements. 4

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012

Net income	$2,893	$3,083
Other comprehensive income:
Unrealized losses on available for sale securities:
Unrealized holding losses arising during the period	(718)	(107)
Less: Reclassification adjustment for gains
included in net income	289	390
	(1,007)	(497)
Tax effect	412	204
Net of tax	(595)	(293)

Unrealized losses on the noncredit, other-than
temporarily impaired held to maturity securities
and on securities transferred from available for
sale to held to maturity	—	56
Tax effect	—	(23)
Net of tax	—	33

Total comprehensive income	$2,298	$2,823

See accompanying notes to consolidated financial statements. 5

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2013

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Income	Total

Balance at January 1, 2013
8,917,799 common shares
outstanding	$7,755	$97,675	$(8,988)	$21,316	$4,299	$122,057

Net income				2,893		2,893
Net change in accumulated
other comprehensive income					(595)	(595)
Issuance of restricted stock
38,156 shares	32	(32)				—
Amortization of restricted stock		83				83
Cash dividends declared on
common stock
($0.05 per share)				(447)		(447)
Common stock option expense		85				85
Common stock options
exercised and related tax
benefits, 200 shares		2				2
Sales of shares (Dividend
Reinvestment Program),
37,460 shares	32	496				528
Balance at March 31, 2013
8,993,615 common shares
outstanding	$7,819	$98,309	$(8,988)	$23,762	$3,704	$124,606

See accompanying notes to consolidated financial statements. 6

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
OPERATING ACTIVITIES:	2013	2012
Net income:	$2,893	$3,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	731	741
Amortization of premium and accretion of discount on securities, net	519	582
Amortization of restricted stock	83	111
Provision for loan losses	850	1,500
Provision for deferred taxes	(494)	145
Stock-based compensation	85	85
Gains on security sales, available for sale	(289)	(390)
Loans originated for sale	(27,231)	(16,829)
Proceeds from sales of loans originated for sale	32,334	16,644
Gains on sale of loans originated for sale	(470)	(188)
Gains on sale of portfolio loans held for sale	(522)
(Gains)/Losses on sale of other real estate owned	(9)	57
Increase in cash surrender value of life insurance, net	(195)	(198)
Decrease in accrued interest receivable	96	236
Decrease in other assets	2,828	804
Increase in accrued expenses and other liabilities	389	505
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,598	6,888
INVESTING ACTIVITIES:
Maturities of investment securities held to maturity	—	13,994
Maturities of securities available for sale	21,047	23,181
Calls of securities available for sale	115	8,800
Sales of securities available for sale	15,293	17,989
Purchase of investment securities held to maturity	—	(2,020)
Purchase of securities available for sale, including FHLB and FRB stock	(16,665)	(13,800)
Proceeds from sales of portfolio loans held for sale	14,271	—
Net increase in loans	(30,308)	(38,316)
Sales of other real estate owned	187	1,218
Purchases of premises and equipment	(130)	(282)
Purchase of life insurance	—	(2,996)
NET CASH PROVIDED BY INVESTING ACTIVITIES	3,810	7,768
FINANCING ACTIVITIES:
Net decrease in deposits	(35,323)	(32,249)
Net increase in overnight borrowings	—	22,900
Repayments of Federal Home Loan Bank advances	(119)	(114)
Redemption of preferred stock	—	(14,341)
Cash dividends paid on preferred stock	—	(112)
Cash dividends paid on common stock	(447)	(443)
Exercise of Stock Options	2	—
Sales of shares (DRIP Program)	528	40
NET CASH USED IN FINANCING ACTIVITIES	(35,359)	(24,319)
Net decrease in cash and cash equivalents	(19,951)	(9,663)
Cash and cash equivalents at beginning of period	119,228	43,053
Cash and cash equivalents at end of period	$99,277	$33,390

See accompanying notes to consolidated financial statements. 7

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2012 for Peapack-Gladstone Financial Corporation (the “Corporation”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2013 and the results of operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012.

Principles of Consolidation: The Corporation considers that all adjustments necessary for a fair presentation of the statement of the financial position and results of operations in accordance with U.S. generally accepted accounting principles for these periods have been made. Results for such interim periods are not necessarily indicative of results for a full year.

The consolidated financial statements of Peapack-Gladstone Financial Corporation (the “Corporation”) are prepared on the accrual basis and include the accounts of the Corporation and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated statements also include the Bank’s wholly-owned subsidiary, PGB Trust & Investments of Delaware. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. As of March 31, 2013 and December 31, 2012, the Corporation no longer had any debt securities classified as held to maturity.

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

Index

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

Commercial Construction. The Bank has substantially wound down its commercial construction lending activity given the current economic environment. New construction loans would be considered only to experienced and reputable local builders and developers that have the capital and liquidity to carry a project to completion and stabilization. Construction loans are considered riskier than commercial financing on improved and established commercial real estate. The risk of potential loss increases if the original cost estimates or time to complete are significantly underestimated.

Consumer and Other. These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments.

Stock-Based Compensation: The Corporation’s 2006 Long-Term Stock Incentive Plan and 2012 Long-Term Stock Incentive Plan as amended allow the granting of shares of the Corporation’s common stock as incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights to directors, officers, employees and independent contractors of the Corporation and its Subsidiaries. The options granted under these plans are exercisable at a price equal to the fair value of common stock on the date of grant and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant.

The Corporation recorded total compensation cost for stock options of $85 thousand for both of the three months ended March 31, 2013 and 2012, with a recognized tax benefit of $15 thousand for both periods. There was approximately $833 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at March 31, 2013. That cost is expected to be recognized over a weighted average period of 1.7 years.

Index

For the Corporation’s stock option plans, changes in options outstanding during the three months ended March 31, 2013 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2013	613,507	$22.37
Granted during 2013	67,850	14.66
Exercised during 2013	(200)	10.72
Expired during 2013	(32,483)	26.52
Forfeited during 2013	(786)	12.92
Balance, March 31, 2013	647,888	$21.37	4.44 years	$613
Vested and expected to vest (1)	616,506	$21.79	4.44 years	$271
Exercisable at March 31, 2013	473,544	$24.35	2.86 years	$77

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of 2013 and the exercise price, multiplied by the number of in-the-money options). The Corporation’s closing stock price on March 31, 2013 was $14.91.

For the first quarter of 2013, the per share weighted-average fair value of stock options granted was $5.19 as compared to $3.82 for the same quarter of 2012 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2013	2012

Dividend Yield	1.34%	1.48%
Expected volatility	39%	39%
Expected life	7 years	7 years
Risk-free interest rate	1.10%	1.43%

The Corporation also awards restricted stock to certain executives at a fair value equal to the fair value of the Corporation’s common stock on the date of the grant. The awards may vest fully during a period of up to five years after the date of award.

For the three months ended March 31, 2013 and 2012, the Corporation recorded total compensation cost for restricted shares of $83 thousand and $111 thousand, respectively. As of March 31, 2013, there was approximately $1.1 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the Corporation’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

Index

Changes in non-vested, restricted common shares for 2013 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2013	82,717	$12.87
Granted during 2013	38,156	14.58
Vested during 2013	(19,035)	13.48
Balance, March 31, 2013	101,838	$13.07

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

	Three Months Ended
	March 31,
(In thousands, except per share data)	2013	2012

Net income to common shareholders	$2,893	$2,609

Basic weighted-average common shares outstanding	8,870,559	8,771,265
Plus: common stock equivalents	49,857	20,569
Diluted weighted-average common shares outstanding	8,920,416	8,791,834
Net income per common share
Basic	$0.33	$0.30
Diluted	0.32	0.30

Stock options and restricted stock totaling 485,077 and 618,779 shares were not included in the computation of diluted earnings per share in the first quarters of 2013 and 2012, respectively, because they were considered antidilutive.

Income Taxes: The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2009 or by New Jersey tax authorities for years prior to 2008.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Corporation did not have any amounts accrued for interest and penalties at March 31, 2013.

Reclassification: Certain reclassifications may have been made in the prior periods’ financial statements in order to conform to the 2013 presentation.

Index

2.	INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of March 31, 2013 and December 31, 2012 follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$27,995	$2	$(6)	27,991
Mortgage-backed securities – residential	194,166	5,713	(49)	199,830
State and political subdivisions	48,816	1,173	(1)	49,988
Single-issuer trust preferred security	2,999	—	(614)	2,385
CRA investment	3,000	40	—	3,040
Marketable equity securities	210	4	—	214
Total	$277,186	$6,932	$(670)	$283,448

	December 31, 2012
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$26,647	$200	$(2)	$26,845
Mortgage-backed securities – residential	215,092	6,366	(18)	221,440
State and political subdivisions	49,262	1,372	(2)	50,632
Single-issuer trust preferred security	2,999	—	(710)	2,289
CRA investment	3,000	62	—	3,062
Marketable equity securities	210	1	—	211
Total	$297,210	$8,001	$(732)	$304,479

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored
entities	$17,989	$(6)	$—	$—	$17,989	$(6)
Mortgage-backed securities -
residential	9,561	(46)	91	(3)	9,652	(49)
State and political subdivisions	347	(1)	—	—	347	(1)
Single-issuer trust preferred
security	—	—	2,385	(614)	2,385	(614)
Total	$27,897	$(53)	$2,476	$(617)	$30,373	$(670)

	December 31, 2012
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored
Entities	$4,998	$(2)	$—	$—	$4,998	$(2)
Mortgage-backed securities-
residential	8,433	(17)	95	(1)	8,528	(18)
State and political subdivisions	1,290	(2)	—	—	1,290	(2)
Single-issuer trust preferred
Security	—	—	2,289	(710)	2,289	(710)
Total	$14,721	$(21)	$2,384	$(711)	$17,105	$(732)

Index

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of March 31, 2013, the Corporation does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in unrealized loss position were determined to be other-than-temporarily impaired.

At March 31, 2013, the unrealized loss on the single-issuer trust preferred security of $614 thousand is related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at March 31, 2013.

3.	LOANS

Loans outstanding, by general ledger classification, as of March 31, 2013 and December 31, 2012, consisted of the following:

		% of		% of
	March 31,	Total	December 31,	Total
(In thousands)	2013	Loans	2012	Loans
Residential mortgage	$523,051	45.02%	$515,014	45.47%
Commercial mortgage	455,670	39.22	420,086	37.09
Commercial loans	105,305	9.06	115,372	10.19
Construction loans	9,180	0.79	9,328	0.83
Home equity lines of credit	46,778	4.03	49,635	4.38
Consumer loans, including fixed
rate home equity loans	20,782	1.79	21,188	1.87
Other loans	997	0.09	1,961	0.17
Total loans	$1,161,763	100.00%	$1,132,584	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of March 31, 2013 and December 31, 2012:

		% of		% of
	March 31,	Total	December 31,	Total
(In thousands)	2013	Loans	2012	Loans
Primary residential mortgage	$535,339	46.22%	$527,803	46.74%
Home equity lines of credit	46,773	4.04	49,635	4.40
Junior lien loan on residence	11,761	1.02	11,893	1.05
Multifamily property	180,611	15.59	161,705	14.32
Owner-occupied commercial real estate	85,299	7.36	84,720	7.50
Investment commercial real estate	246,631	21.29	242,586	21.48
Commercial and industrial	28,442	2.46	25,820	2.29
Secured by farmland	205	0.02	207	0.02
Agricultural production loans	13	N/A	14	N/A
Commercial construction loans	9,187	0.79	9,323	0.83
Consumer and other loans	14,051	1.21	15,480	1.37
Total loans	$1,158,312	100.00%	$1,129,186	100.00%
Net deferred fees	3,451		3,398
Total loans including net deferred costs	$1,161,763		$1,132,584

Index

Included in the totals above for March 31, 2013 are $481 thousand of unamortized discount as compared to $543 thousand of unamortized discount for December 31, 2012.

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of March 31, 2013 and December 31, 2012:

March 31, 2013
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$6,656	$337	$528,683	$3,003	$535,339	$3,340
Home equity lines
of credit	110	—	46,663	260	46,773	260
Junior lien loan
on residence	250	—	11,511	63	11,761	63
Multifamily
property	—	—	180,611	1,562	180,611	1,562
Owner-occupied
commercial
real estate	4,678	—	80,621	2,428	85,299	2,428
Investment
commercial
real estate	5,168	341	241,463	3,931	246,631	4,272
Commercial and
industrial	414	306	28,028	841	28,442	1,147
Secured by
farmland	—	—	205	3	205	3
Agricultural
production	—	—	13	—	13	—
Commercial
construction	3,770	—	5,417	114	9,187	114
Consumer and
other	—	—	14,051	90	14,051	90
Unallocated	—	—	—	—	—	—
Total ALLL	$21,046	$984	$1,137,266	$12,295	$1,158,312	$13,279

December 31, 2012
		Ending		Ending
		ALLL		ALLL
	Total	Attributable	Total	Attributable
	Loans	To Loans	Loans	To Loans		Total
	Individually	Individually	Collectively	Collectively		Ending	Allocation
	Evaluated	Evaluated	Evaluated	Evaluated		ALLL	Of Previous	Total
	For	For	For	For	Total	Before	Unallocated	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	Allocation	ALLL	ALLL
Primary residential
mortgage	$7,155	$148	$520,648	$2,789	$527,803	$2,937	$110	$3,047
Home equity
lines of credit	110	—	49,525	257	49,635	257	10	267
Junior lien loan
on residence	562	240	11,331	71	11,893	311	3	314
Multifamily
property	—	—	161,705	1,255	161,705	1,255	50	1,305
Owner-occupied
commercial
real estate	4,724	—	79,996	2,413	84,720	2,413	96	2,509
Investment
commercial
real estate	5,173	384	237,413	3,627	242,586	4,011	144	4,155
Commercial and
industrial	423	41	25,397	733	25,820	774	29	803
Secured by
farmland	—	—	207	3	207	3	—	3
Agricultural
production	—	—	14	—	14	—	—	—
Commercial
construction	—	—	9,323	231	9,323	231	9	240
Consumer and
other	—	—	15,480	89	15,480	89	3	92
Unallocated	—	—	—	454	—	454	(454)	—
Total ALLL	$18,147	$813	$1,111,039	$11,922	$1,129,186	$12,735	$—	$12,735

Index

Impaired loans include nonaccrual loans of $11.3 million at March 31, 2013 and $11.7 million at December 31, 2012. Impaired loans also include performing residential, commercial mortgage and commercial troubled debt restructured loans of $6.0 million at March 31, 2013 and $6.4 million at December 31, 2012. The allowance allocated to troubled debt restructured loans which are nonaccrual was $270 thousand at March 31, 2013 and the allowance allocated to troubled debt restructured loans which are nonaccrual was $240 thousand at December 31, 2012. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of March 31, 2013. The Corporation has not committed to lend additional amounts as of March 31, 2013 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012:

March 31, 2013
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$4,738	$3,586	$—	$4,440	$45
Multifamily property	—	—	—	—	—
Owner-occupied commercial real estate	4,957	4,678	—	4,307	51
Investment commercial real estate	332	—	—	—	—
Commercial and industrial	175	72	—	75	1
Commercial Construction	3,770	3,770	—	—	—
Home equity lines of credit	110	110	—	110	2
Junior lien loan on residence	741	250	—	555	9
Consumer and other	—	—	—	—	—
Total loans with no related allowance	$14,823	$12,466	$—	$9,487	$108
With related allowance recorded:
Primary residential mortgage	$3,574	$3,070	$337	$2,554	$54
Owner-occupied commercial real estate	—	—	—	—	—
Investment commercial real estate	5,181	5,168	341	5,171	622
Commercial and industrial	342	342	306	81	2
Junior lien loan on residence	—	—	—	—	—
Total loans with related allowance	$9,097	$8,580	$984	$7,806	$678
Total loans individually evaluated for
impairment	$23,920	$21,046	$984	$17,293	$786

Index

December 31, 2012
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$8,605	$6,148	$—	$8,110	$384
Multifamily property	—	—	—	185	16
Owner-occupied commercial real estate	4,971	4,723	—	9,575	570
Investment commercial real estate	336	—	—	796	51
Commercial and industrial	432	345	—	640	47
Home equity lines of credit	110	110	—	221	11
Junior lien loan on residence	429	236	—	439	30
Total loans with no related allowance	$14,883	$11,562	$—	$19,966	$1,109
With related allowance recorded:
Primary residential mortgage	$1,056	$1,007	$148	$851	$38
Multifamily property	—	—	—	—	—
Owner-occupied commercial real estate	—	—	—	—	—
Investment commercial real estate	5,183	5,173	384	5,013	251
Commercial and industrial	78	78	41	92	74
Junior lien loan on residence	327	327	240	—	8
Commercial construction	—	—	—	194	—
Total loans with related allowance	$6,644	$6,585	$813	$6,150	$371
Total loans individually evaluated for
Impairment	$21,527	$18,147	$813	$26,116	$1,480

The Corporation did not recognize any income on nonaccruing impaired loans for the three months ended March 31, 2013 and 2012.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$5,764	$—
Home equity lines of credit	110	—
Junior lien loan on residence	250	—
Owner-occupied commercial real estate	4,678	—
Investment commercial real estate	218	—
Commercial and industrial	270	—
Total	$11,290	$—

Index

	December 31, 2012
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$6,519	$—
Home equity lines of credit	110	—
Junior lien loan on residence	562	—
Owner-occupied commercial real estate	4,317	—
Investment commercial real estate	224	—
Total	$11,732	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012 by class of loans, excluding nonaccrual loans:

March 31, 2013
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,675	$—	$—	$1,675
Junior lien loan on residence	—	—	—	—
Owner-occupied commercial real estate	—	—	—	—
Commercial and industrial	116	—	—	116
Consumer and other	—	—	—	—
Total	$1,791	$—	$—	$1,791

December 31, 2012
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,513	$203	$—	$2,716
Home equity lines of credit	25	—	—	25
Junior lien loan on residence	31	—	—	31
Owner-occupied commercial real estate	407	—	—	407
Investment commercial real estate	592	—	—	592
Commercial and industrial	15	—	—	15
Total	$3,583	$203	$—	$3,786

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

Index

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$525,219	$3,141	$6,979	$—
Home equity lines of credit	46,663	—	110	—
Junior lien loan on residence	11,477	34	250	—
Multifamily property	180,611	—	—	—
Farmland	205	—	—	—
Owner-occupied commercial real estate	74,390	420	10,489	—
Investment commercial real estate	219,439	13,310	13,882	—
Agricultural production loans	13	—	—	—
Commercial and industrial	27,951	26	465	—
Commercial construction	3,863	1,554	3,770	—
Consumer and other loans	14,051	—	—	—
Total	$1,103,882	$18,485	$35,945	$—

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$517,336	$3,152	$7,315	$—
Home equity lines of credit	49,525	—	110	—
Junior lien loan on residence	11,294	37	562	—
Multifamily property	161,229	476	—	—
Owner-occupied commercial real estate	73,809	334	10,577	—
Investment commercial real estate	216,394	13,237	12,955	—
Agricultural production loans	14	—	—	—
Commercial and industrial	25,191	134	495	—
Secured by farmland	207	—	—	—
Commercial construction	3,999	5,324	—	—
Consumer and other loans	15,480	—	—	—
Total	$1,074,478	$22,694	$32,014	$—

Index

At March 31, 2013, $21.0 million of the $35.9 million of the substandard loans were also considered impaired as compared to December 31, 2012, when $18.1 million of the $32.0 million of the substandard loans were also impaired.

The activity in the allowance for loan losses for the three months ended March 31, 2013 is summarized below:

	January 1,				March 31,
	2013				2013
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$3,047	$(63)	$12	$344	$3,340
Home equity lines of credit	267	—	—	(7)	260
Junior lien loan on residence	314	(295)	7	37	63
Multifamily property	1,305	—	11	246	1,562
Owner-occupied commercial real estate	2,509	—	19	(100)	2,428
Investment commercial real estate	4,155	—	6	111	4,272
Agricultural production loans	—	—	—	—	—
Commercial and industrial	803	(15)	10	349	1,147
Secured by farmland	3	—	—	—	3
Commercial construction	240	—	1	(127)	114
Consumer and other loans	92	(2)	3	(3)	90
Total ALLL	$12,735	$(375)	$69	$850	$13,279

The activity in the allowance for loan losses for the three months ended March 31, 2012 is summarized below:

	January 1,				March 31,
	2012				2012
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,414	$(561)	$—	$680	$2,533
Home equity lines of credit	204	(91)	—	90	203
Junior lien loan on residence	64	(56)	—	51	59
Multifamily property	705	(354)	—	438	789
Farmland	—	—	—	3	3
Owner-occupied commercial real estate	3,108	(112)	113	435	3,544
Investment commercial real estate	4,181	(56)	—	216	4,341
Agricultural production loans	1	—	—	—	1
Commercial and industrial	1,291	(45)	2	(204)	1,044
Commercial construction	669	(53)	—	(256)	360
Consumer and other loans	78	(17)	3	10	74
Unallocated	508	—	—	37	545
Total ALLL	$13,223	$(1,345)	$118	$1,500	$13,496

Troubled Debt Restructurings:

The Corporation has allocated $434 thousand and $483 thousand of specific reserves, on accruing TDR’s, to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three month period ending March 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Index

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2013:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$322	$322
Total	2	$322	$322

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses. The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2012:

		Pre- Modification	Post- Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Primary Residential Mortgage	2	$350	$350
Junior Lien on Residence	1	258	258
Owner-Occupied Commercial
Real Estate	1	2,241	2,241
Total	4	$2,849	$2,849

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the three month period ended March 31, 2013:

	Number of	Recorded
(Dollars in thousands	Contracts	Investment
Owner-occupied commercial real estate	1	406
Commercial and industrial	1	$270
Total	2	$676

The following table presents loans by class modified as troubled debt restructurings from April 1, 2011 through March 31, 2012 for which there was a payment default during the same period:

	Number of	Recorded
	Contracts	Investment
Owner-Occupied Commercial Real Estate	1	$412
Total	1	$412

The defaults that occurred during the three months ended March 31, 2013 and 2012 did not have a significant impact on the allowance for loan losses.

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

Index

4.	FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $12.1 million and $12.2 million at March 31, 2013 and December 31, 2012, respectively, with a weighted average interest rate of 3.03 percent for both periods. At March 31, 2013 advances totaling $99 thousand with a weighted average interest rate of 3.73 percent were amortizing advances with monthly payments of principal and interest. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $46.3 million at March 31, 2013.

Also at March 31, 2013, the Corporation had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $12.7 million at March 31, 2013.

There were no overnight borrowings at March 31, 2013 and December 31, 2012.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2013	$99
2014	—
2015	—
2016	—
2017	3,000
Over 5 years	9,000
Total	$12,099

5.	BUSINESS SEGMENTS

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

Index

PGB Trust & Investments

PGB Trust & Investments includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$11,392	$1,035	$12,427
Noninterest income	2,088	3,516	5,604
Total income	13,480	4,551	18,031

Provision for loan losses	850	—	850
Salaries and benefits	5,790	1,289	7,079
Premises and equipment expense	2,157	147	2,304
Other noninterest expense	1,672	1,238	2,910
Total noninterest expense	10,469	2,674	13,143
Income before income tax expense	3,011	1,877	4,888
Income tax expense	1,229	766	1,995
Net income	$1,782	$1,111	$2,893

Total assets for period end	$1,633,949	$1,383	$1,635,332

	Three Months Ended March 31, 2012
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$12,035	$856	$12,891
Noninterest income	1,475	3,248	4,723
Total income	13,510	4,104	17,614

Provision for loan losses	1,500	—	1,500
Salaries and benefits	4,875	1,238	6,113
Premises and equipment expense	2,192	139	2,331
Other noninterest expense	1,695	941	2,636
Total noninterest expense	10,262	2,318	12,580
Income before income tax expense	3,248	1,786	5,034
Income tax expense	1,259	692	1,951
Net income	$1,989	$1,094	$3,083

Total assets for period end	$1,578,169	$1,371	$1,579,540

Index

6.	FAIR VALUE

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as, the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral dependent impaired loans we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of March 31, 2013, all collateral dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

	Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$27,991	$—	$27,991	$—
Mortgage-backed securities-
residential	199,830	—	199,830	—
State and political subdivisions	49,988	—	49,988	—
Single-Issuer Trust Preferred	2,385	—	2,385	—
CRA investment fund	3,040	3,040	—	—
Marketable equity securities	214	214	—	—
Total	$283,448	$3,254	$280,194	$—

	December 31,
(In thousands)	2012
Assets:
Available for sale:
U.S. government-sponsored
entities	$26,845	$—	$26,845	$—
Mortgage-backed securities-
residential	221,440	—	221,440	—
State and political subdivisions	50,632	—	50,632	—
Single-Issuer Trust Preferred	2,289	—	2,289	—
CRA investment fund	3,062	3,062	—	—
Marketable equity securities	211	211	—	—
Total	$304,479	$3,273	$301,206	$—

Index

Residential loans held for sale, at fair value, totaled $1.8 million and $6.5 million as of March 31, 2013 and December 31, 2012, respectively, and were determined to be Level 2.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis

	Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential
mortgage	$2,224	$—	$—	$2,224
Investment commercial
real estate	154	—	—	154

	December 31,
(In thousands)	2012
Assets:
Impaired loans:
Primary residential
mortgage	$346	$—	$—	$346
Investment commercial
real estate	160	—	—	160
Loans held for sale:
Primary residential mortgage	592	—	592	—
Multifamily	282	—	282	—
Owner-occupied commercial
mortgage	5,960	—	5,960	—
Investment commercial
real estate	6,652	—	6,652	—
Commercial and industrial	263	—	263	—

OREO	1,990	—	—	1,990

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2,657 thousand, with a valuation allowance of $279 thousand at March 31, 2013. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $596 thousand, with a valuation allowance of $90 thousand at December 31, 2012.

Index

The carrying amounts and estimated fair values of financial instruments at March 31, 2013 are as follows:

		Fair Value Measurements at March 31, 2013 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$99,277	$96,331	$2,946	$—	$99,277
Securities available for sale	283,448	3,254	280,194	—	283,448
FHLB and FRB stock	4,643	—	—	—	N/A
Loans held for sale	1,828	—	1,828	—	1,828
Loans, net of allowance for loan losses	1,148,484	—	—	1,150,536	1,150,536
Accrued interest receivable	3,768	—	886	2,882	3,768
Financial liabilities
Deposits	$1,481,104	$1,306,770	$175,942	$—	$1,482,712
Federal home loan bank advances	12,099	—	13,318	—	13,318
Accrued interest payable	297	34	263	—	297

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 are as follows:

		Fair Value Measurements at December 31, 2012 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$119,228	$116,284	$2,944	$—	$119,228
Securities available for sale	304,479	3,273	301,206	—	304,479
FHLB and FRB stock	4,639	—	—	—	N/A
Loans held for sale	20,210	—	20,210	—	20,210
Loans, net of allowance for loan losses	1,119,849	—	—	1,120,537	1,120,537
Accrued interest receivable	3,864	—	958	2,906	3,864
Financial liabilities
Deposits	$1,516,427	$1,337,855	$180,505	$—	$1,518,360
Federal home loan bank advances	12,218	—	13,518	—	13,518
Accrued interest payable	306	37	269	—	306

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

Index

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

7.	OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
FDIC assessment	$280	$352
Trust department expense	494	395
Professional and legal fees	501	233
Loan expense	193	184
Other operating expenses	1,442	1,472
Total other operating expenses	$2,910	$2,636

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the three months ended March 31, 2013 and 2012:

	Balance at	Current	Balance at
(In thousands)	December 31, 2012	Quarter Change	March 31, 2013
Unrealized gains on securities
available for sale	$4,299	$(595)	$3,704
Other-than-temporary impairment on
securities held to maturity and
securities transferred from
available for sale to held to maturity	—	—	—
Total	$4,299	$(595)	$3,704

	Balance at	Current	Balance at
	December 31, 2011	Year Change	March 31, 2012
Unrealized Gains/(Losses) on
Securities Available for Sale	$3,206	$(293)	$2,913
Other-Than-Temporary Impairment on
Securities Held to Maturity and
Transfer of securities From
Available for Sale to Held to Maturity	(3,102)	33	(3,069)
Total	$104	$(260)	$(156)

Index

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future interest income and net loans, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Corporation’s Form 10-K for the year ended December 31, 2012 and the following:

•	a continued or unexpected decline in the economy, in particular in our New Jersey market area;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	inability to successfully grow our business and implement our strategic plan;
•	inability to manage our growth;
•	a continued or unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;
•	successful cyber attacks against our IT infrastructure or that of our IT providers;
•	higher than expected FDIC insurance premiums;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

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

The Corporation accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into ASC 320. Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment, risk, liquidity or other factors. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. As of March 31, 2013 and December 31, 2012, the Corporation no longer had debt securities classified as held to maturity.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-then-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Corporation intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Corporation recognized no other-than-temporary impairment charges in the three months ended March 31, 2013 and 2012.

Index

EXECUTIVE SUMMARY: The Corporation recorded net income of $2.9 million and $3.1 million for the first quarters of 2013 and 2012, respectively. Diluted earnings per common share, after giving effect for the preferred dividend in 2012, were $0.32 and $0.30 for the first quarters of 2013 and 2012, respectively. Annualized return on average assets was 0.71 percent and annualized return on average common equity was 9.40 percent for the first quarter of 2013. For the 2013 quarter, net income includes an increase in trust fee income and gain on sale of loans, a decline in the provision for loan losses and a decline in the dividends and accretion on preferred stock as a result of the 2012 redemption of the remaining preferred shares issued under the Treasury’s CPP, offset by a decrease in net interest income and an increase in operating expenses.

For the first quarter of 2013, net interest income, on a fully tax-equivalent basis, was $12.6 million compared to $13.1 million for the same quarter of 2012, a decline of $488 thousand or 3.7 percent. For the first quarters of 2013 and 2012, the net interest margin, on a fully tax-equivalent basis, was 3.28 percent and 3.54 percent, respectively.

Loans averaged $1.14 billion for the first quarter of 2013, increasing $90.1 million, or 8.6 percent, from $1.05 billion for the same quarter of 2012. The yield on loans was 4.11 percent and 4.53 percent for the first quarters of 2013 and 2012, respectively, a decline of 42 basis points from the 2012 quarter to the 2013 quarter.

Average deposits for the first quarter of 2013, were $1.48 billion as compared to $1.42 billion for the same quarter of 2012, increasing $64.6 million or 4.6 percent. For the first quarter of 2013, the average cost of interest-bearing deposits was 0.27 percent, as compared to 0.37 percent for the same quarter in 2012, a decline of ten basis points.

CONTRACTUAL OBLIGATIONS: For a discussion of our contractual obligations, see the information set forth in the Corporation’s 2012 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis – Contractual Obligations” which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s 2012 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis – Off-Balance Sheet Arrangements” which is incorporated herein by reference.

EARNINGS ANALYSIS

NET INTEREST INCOME: The Corporation recorded net interest income, on a tax-equivalent basis, of $12.6 million for the first three months of 2013 as compared to $13.1 million for the same period of 2012, a decrease of $488 thousand or 3.7 percent. The net interest margin was 3.28 percent and 3.54 percent, for the first quarters of 2013 and 2012, respectively. Net interest income and the net interest margin for the first quarter of 2013 reflected declines from the same quarter last year, due to the effect of the lower market yields, which compressed asset yields more than deposit costs. Additionally, a much higher overnight cash balance position maintained during the 2013 quarter also contributed to the compressed margin. Partially offsetting these effects, net interest income and margin were benefitted in the 2013 quarter by the positive effect of increased loans funded by cash flows from lower yielding investment securities.

Average interest-earning deposits totaled $77.6 million for the first quarter of 2013 compared to an average of $22.0 million for the same quarter of 2012, reflecting an increase of $55.6 million, as the Company maintained a higher overnight cash position in the 2013 period in anticipation of funding future loan volumes. Average investments totaled $298.4 million for the first quarter of 2013, declining $101.7 million, or 25.4 percent, from the $400.1 million recorded for the same quarter of 2012. The decline in investments primarily funded loan growth.

Index

For the first quarters of 2013 and 2012, average loans totaled $1.14 billion and $1.05 billion for the first quarters of 2013 and 2102, respectively, increasing $90.1 million, or 8.6 percent, when comparing the 2013 quarter to the 2012 quarter. Much of the growth was in the commercial mortgage portfolio which increased $93.2 million, or 27.6 percent, from the year ago period, averaging $431.2 million. The Corporation has increased its emphasis on multifamily lending, as well as continuing to provide mortgage loans on a variety of properties to creditworthy borrowers. While the Company utilizes attractive pricing techniques to generate additional volume, credit standards have not been compromised.

The residential mortgage portfolio increased to an average of $521.6 million, or 1.9 percent, for the first quarter of 2013 over the same quarter of 2012. While residential mortgage originations continued to be very strong due to the lower interest rate environment and related refinancing activity, the Company sells a large portion of its longer-duration originations.

The commercial construction portfolio has continued to decline, averaging $9.2 million in the first quarter of 2013, declining $4.1 million, or 31.0 percent, from the same period in 2012, due to the conversion of some loans to permanent loans and also due to the resolution of some problem loans. The commercial loan portfolio averaged nearly $111.5 million in the first quarter of 2013 and $120.5 million for the same quarter in 2012, a decline of $9.0 million, or 7.5 percent, compared to the first quarter of 2012. The above changes in the loan portfolios are due in part to the Corporation’s transfer of $19.2 million of classified loans to loans held for sale. The loans were subsequently sold in the first quarter of 2013, resulting in a gain of approximately $522 thousand.

Average deposits totaled $1.48 billion for the three months ended March 31, 2013 as compared to $1.42 billion for the same period in 2012, an increase of $64.6 million, or 4.6 percent. For the first quarters of 2013 and 2012, interest-bearing checking accounts averaged $350.5 million and $336.5 million, respectively, increasing by $13.9 million, or 4.1 percent from the prior year period. Noninterest-bearing demand deposits increased $15.7 million, or 5.7 percent, over the first quarter of 2012 to an average of $290.8 million for the first quarter of 2013. Checking growth is attributable to the Corporation’s continued focus on business and personal core deposit growth. Savings accounts averaged $110.7 million for the first quarter of 2013, increasing $15.9 million or 16.8 percent from the same quarter of 2012. For the first quarter of 2013, money market accounts averaged nearly $552.9 million as compared to $516.4 million for the same period in 2012, increasing $36.5 million, or 7.1 percent. Overall, the Corporation has seen an increase in savings and money market accounts as customers tend to ”park funds” in a lower or uncertain interest rate environment, to wait for a higher or a more certain rate environment. Average certificates of deposit totaled $176.6 million and $194.0 million, for the first quarters of 2013 and 2012 respectively, decreasing $17.4 million, or 9.0 percent, over the 2012 quarter. The Corporation has opted not to pay higher rates on maturing certificates of deposit. The Corporation believes it has ample liquidity from core deposits, principal paydowns on loans and maturing or called investments.

For the first quarter of 2013, there were no average overnight borrowings from the Federal Home Loan Bank of New York while they averaged $19.6 million for the same quarter of 2012. Average other borrowings totaled $12.1 million for the first quarter of 2013, declining $5.5 million, or 31.0 percent when compared to the same quarter of 2012, as maturing borrowings were not replaced.

On a tax-equivalent basis, average yields on interest-earning assets declined 36 basis points to 3.54 percent for the first quarter of 2013 from 3.90 percent for the same quarter of 2012. For the first quarters of 2013 and 2012, average yields earned on investments securities were 2.15 percent and 2.43 percent, respectively, a decline of 28 basis points. The average yield on the loan portfolio was 4.11 percent for the first quarter of 2013, declining 42 basis points from the same quarter in 2012. Asset yields continue to experience downward pressure due to the lower rate environment, as well as competitive pressures.

Index

The cost of funds, including the effect of noninterest-earning demand deposits, was 27 basis points for the first quarter of 2013 as compared to 36 basis points for the same 2012 quarter, decreasing nine basis points. The average cost of interest-bearing checking deposits was nine basis points in the first quarter of 2013, as compared to 13 basis points in the same period in 2012, a decline of four basis points. The cost of money market products averaged 15 basis points and 24 basis points, for the first quarters of 2013 and 2012, respectively, declining nine basis points when comparing the 2013 quarter to the 2012 quarter. Certificates of deposit costs averaged 1.13 percent in the first quarter of 2013, as compared to 1.23 percent for the same quarter of 2012, declining ten basis points, from the prior year period. The continued lower rate environment contributed to the declines in costs of deposits.

The Corporation’s net interest margin was 3.28 percent for the first quarter of 2013 as compared to 3.54 percent for the first quarter of 2012, a decline of 26 basis points. As previously noted, the net interest margin for the 2013 quarter reflected declines from the same quarter last year, due to the effect of the lower market yields, which compressed asset yields more than deposit costs. Additionally, a much higher overnight cash balance position maintained during the first quarter of 2013 also contributed to the compressed margin. Partially offsetting these effects, net interest margin was benefitted in the current quarter by the positive effect of increased loans funded by cash flows from lower yielding investment securities.

Index

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

(Tax-Equivalent Basis, Dollars in Thousands)

	March 31, 2013			March 31, 2012
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$248,641	$1,277	2.05%	$350,306	$2,052	2.34%
Tax-exempt (1) (2)	49,749	325	2.61	49,843	381	3.06
Loans held for sale	16,890	196	4.63	1,602	23	5.60
Loans (2) (3)	1,143,056	11,738	4.11	1,052,960	11,917	4.53
Federal funds sold	101	—	0.10	100	—	0.10
Interest-earning deposits	77,612	48	0.25	21,988	17	0.30
Total interest-earning assets	1,536,049	13,584	3.54%	1,476,799	14,390	3.90%
Noninterest-earning assets:
Cash and due from banks	5,833			7,687
Allowance for loan losses	(13,075)			(13,753)
Premises and equipment	29,808			31,751
Other assets	75,111			78,781
Total noninterest-earning assets	97,677			104,466
Total assets	$1,633,726			$1,581,265

LIABILILIES:
Interest-bearing deposits:
Checking	$350,483	$79	0.09%	$336,541	$113	0.13%
Money markets	552,863	214	0.15	516,357	304	0.24
Savings	110,662	14	0.05	94,732	29	0.12
Certificates of deposit	176,551	500	1.13	193,992	596	1.23
Total interest-bearing deposits	1,190,559	807	0.27	1,141,622	1,042	0.37
Borrowings	12,139	92	3.03	37,237	172	1.85
Capital lease obligation	8,936	106	4.74	9,145	109	4.77
Total interest-bearing liabilities	1,211,634	1,005	0.33	1,188,004	1,323	0.45
Noninterest-bearing liabilities:
Demand deposits	290,835			275,157
Accrued expenses and
other liabilities	8,107			6,407
Total noninterest-bearing
liabilities	298,942			281,564
Shareholders’ equity	123,150			111,697
Total liabilities and
shareholders’ equity	$1,633,726			$1,581,265
Net interest income
(tax-equivalent basis)		12,579			13,067
Net interest spread			3.21%			3.45%
Net interest margin (4)			3.28%			3.54%
Tax equivalent adjustment		(152)			(176)
Net interest income		$12,427			$12,891

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

OTHER INCOME: For the first quarter of 2013 and 2012, other income, excluding fee income from PGB Trust & Investments, totaled $2.2 million and $1.5 million, respectively, an increase of $689 thousand or 44.5 percent. The first quarter of 2013 included $470 thousand of income from the sale of newly originated, longer-duration residential mortgage loans, compared to $188 thousand in the same 2012 quarter. The increase was due to a balance sheet management decision to retain less longer-duration loans in the portfolio, as well as a decision to target a higher sale price. The first quarter of 2013 also included a $522 thousand gain from the March sale of the Company’s classified loans which were transferred to loans held for sale at year end 2012. Partially offsetting these increases, net securities gains of $289 thousand were recorded in the first quarter of 2013 as compared to $390 thousand for the same quarter of 2012.

OPERATING EXPENSES: For the first quarters of 2013 and 2012, the Corporation recorded operating expenses of $12.3 million and $11.1 million, respectively, an increase of $1.2 million or 10.9 percent. Salary and benefit expense was $7.1 million for the first quarter of 2013, as compared to $6.1 million in the same quarter of 2012, an increase of $966 thousand or 15.8 percent, due to additions to staff as we begin to implement the Strategic Plan; increased commissions related to residential loan originations; normal salary increases; and increased bonus/incentive and profit-sharing accruals. Professional and legal fees totaled $501 thousand and $233 thousand, for the first quarters of 2013 and 2012, respectively, an increase of $268 thousand due to various professional and other fees associated with the Delaware subsidiary; the Amended Stock Incentive Plan; the “Shelf Registration” (defined later); and various training and consulting, some of which was associated with the Strategic Plan. The Company expected higher operating expenses in the first quarter of 2013 and expects that trend to continue as it implements its Strategic Plan. The Company also expects revenue and related profitability associated with the Strategic Plan to generally lag expenses by several quarters.

The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2013	2012
Salaries and employee benefits	$7,079	$6,113
Premises and equipment	2,304	2,331
FDIC assessment	280	352
Trust department expense	494	395
Professional and legal fees	501	233
Loan expense	193	184
Telephone	172	120
Advertising	105	118
Postage	105	86
Other real estate owned expense	31	149
Other expense	1,029	999
Total operating expenses	$12,293	$11,080

PGB TRUST & INVESTMENTS: PGB Trust & Investments, a division of the Bank, has served in the roles of executor and trustee while providing investment management, custodial, tax, retirement and financial services to its growing client base. Officers from PGB Trust & Investments are available to provide trust and investment services at the Bank’s corporate headquarters in Bedminster, at three branch locations, Clinton, Morristown and Summit, New Jersey and at the Bank’s new subsidiary, PGB Trust & Investments of Delaware in Greenville, Delaware.

The market value of trust assets under administration for PGB Trust & Investments was approximately $2.54 billion at March 31, 2013 as compared to $2.06 billion at March 31, 2012.

Index

PGB Trust & Investments generated fee income of $3.4 million for the first quarter of 2013 as compared to $3.2 million for the same quarter of 2012, an increase of $192 thousand or 6.0 percent. The increase reflects increased relationships, a greater mix of higher margin business and an improvement in the market value of assets under management.

While the “Operating Expenses” section above offers an overall discussion of the corporation’s expenses including PGB Trust & Investments, other expenses relative to PGB Trust & Investments totaled $2.7 million and $2.3 million for the first quarters of 2013 and 2012, respectively, an increase of $356 thousand or 15.4 percent. For the first quarter of 2013, salaries and benefits expense increased $51 thousand, or 4.1 percent when compared to the same period in 2012. During the same time periods, total operating expenses increased $297 thousand, or 31.6 percent, due in part to additional tax preparation expenses for clients and increased system expenses related to increased volume.

PGB Trust & Investments currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NONPERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets. These assets totaled $15.4 million and $15.2 million at March 31, 2013 and December 31, 2012, respectively.

The following table sets forth asset quality data on the dates indicated (in thousands):

	March 31,	December 31,	September 30,	June 30,	March 31,
	2013	2012	2012	2012	2012
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	11,290	11,732	16,958	19,011	18,598
Other real estate owned	4,141	3,496	3,392	3,073	3,391
Total nonperforming assets	$15,431	$15,228	$20,350	$22,084	$21,989

Accruing TDR’s	$5,986	$6,415	$7,625	$7,647	$7,842

Loans past due 30 through 89 days
and still accruing	$1,791	$3,786	$2,536	$2,836	$7,619

Classified loans (A)	$35,945	$32,014	$47,017	$47,102	$48,546

Impaired loans (A)	$21,046	$18,147	$24,584	$26,658	$26,568

Nonperforming loans as a % of
total loans	0.97%	1.04%	1.55%	1.72%	1.73%
Nonperforming assets as a % of
total assets	0.94%	0.91%	1.29%	1.40%	1.39%
Nonperforming assets as a % of
total loans plus other real
estate owned	1.32%	1.34%	1.85%	1.99%	2.03%

(A)	Classified loans include all impaired loans. Impaired loans include all nonaccrual loans and all TDRs.

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

Index

PROVISION FOR LOAN LOSSES: The provision for loan losses was $850 thousand and $1.5 million for the first quarters of 2013 and 2012, respectively. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $850 thousand was primarily related to the changes in the specific reserves on impaired loans, net charge-offs and for the impact of the net charge-off trends and environmental factors on the general reserve.

The overall allowance for loan losses was $13.3 million as of March 31, 2013 as compared to $12.7 million at December 31, 2012. As a percentage of loans, the allowance for loan losses was 1.14 percent as of March 31, 2013 and 1.12 percent as of December 31, 2012. The specific reserves on impaired loans have increased to $984 thousand at March 31, 2013 as compared to $813 thousand as of December 31, 2012. Total impaired loans were $21.0 million and $18.1 million as of March 31, 2013 and December 31, 2012, respectively. The general component of the allowance increased from $11.9 million at December 31, 2012 to $12.3 million at March 31, 2013. As a percentage of non-impaired loans, the general reserve remained relatively stable and was 1.08 percent and 1.07 percent at March 31, 2013 and December 31, 2012, respectively.

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	March 31,	Dec 31,	Sept 30,	June 30,	March 31,
(In thousands)	2013	2012	2012	2012	2012
Allowance for loan losses:
Beginning of period	$12,735	$13,893	$13,686	$13,496	$13,223
Provision for loan losses	850	4,525	750	1,500	1,500
Charge-offs, net	(306)	(5,683)	(543)	(1,310)	(1,227)
End of period	$13,279	$12,735	$13,893	$13,686	$13,496

Allowance for loan losses as
a % of total loans	1.14%	1.12%	1.27%	1.24%	1.25%
Allowance for loan losses as
a % of nonperforming loans	117.62%	108.55%	81.93%	71.99%	72.57%

INCOME TAXES: For the first quarter of 2013 income tax expense as a percentage of pre-tax income was 41 percent as compared to 39 percent for the first quarter of 2012.

CAPITAL RESOURCES: The Corporation’s total shareholders’ equity at March 31, 2013, was $124.6 million as compared to $122.1 million at December 31, 2012. The primary reason for the increase is due to an increase in the Corporation’s retained earnings in the first quarter of 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 Capital to average assets. For the first quarter of 2013, the Bank’s capital ratios met or exceeded the minimum to be categorized as well capitalized under the regulatory framework for prompt corrective action. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles. The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At March 31, 2013, the Bank’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 11.96 percent and 13.21 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively.

Index

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. At March 31, 2013, the Bank’s leverage ratio was 7.25 percent, in excess of the well-capitalized standard of 5.0 percent.

At March 31, 2013, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 12.16 percent and 13.41 percent, respectively, while the Corporation’s leverage ratio was 7.37 percent.

In addition, the Corporation’s common equity ratio at March 31, 2013, was 7.62 percent compared to 7.32 percent at December 31, 2012 and 7.04 percent at March 31, 2012.

As previously announced, on April 18, 2013, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 16, 2013 to shareholders of record on May 2, 2013.

On April 19, 2013 the Company filed a Form S-3 Registration Statement registering an indeterminate amount of shares/securities not to exceed $50 million, to be issued in the future from time to time at indeterminate prices (“Shelf Registration”). The Shelf Registration will enable the Company to efficiently take advantage of the capital markets from time to time in the future, as needed to support growth associated with the Strategic Plan.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including loan fundings, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments, securities available for sale, deposit inflows and loan repayments.

Management actively monitors and manages the Corporation’s liquidity position and feels it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $99.3 million at March 31, 2013. In addition, the Corporation has $283.4 million in securities designated as available for sale at March 31, 2013. These securities can be sold in response to liquidity concerns. In addition, the Corporation generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

Another source of liquidity is borrowing capacity. At March 31, 2013, unused short-term or overnight borrowing commitments totaled $478.2 million from the FHLB and $27.3 million from correspondent banks.

RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2013, the FASB issued an Accounting Standards Update (“ASU”) to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”).  Items reclassified out of AOCI to net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item.  This information must be provided either on the face of the financial statements by income statement line item, or in a footnote.  For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. As of March 31, 2013, the Corporation enhanced its disclosure on the statement of income to comply with this ASU.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2013).

Index

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2013 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 9, 2013	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: May 9, 2013	By: /s/ Jeffrey J. Carfora
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

