Form 10-Q
period 2013-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2013-08-09
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2013

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

Number of shares of Common Stock outstanding as of August 1, 2013:

9,030,260

1

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1A	Risk Factors	Page 48
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 48
Item 6	Exhibits	Page 49
2

Index

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	(unaudited)	(audited)
	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$5,978	$6,733
Federal funds sold	101	100
Interest-earning deposits	60,783	112,395
Total cash and cash equivalents	66,862	119,228

Securities available for sale	270,334	304,479
FHLB and FRB stock, at cost	4,729	4,639

Loans held for sale, at fair value	4,684	6,461
Loans held for sale, at lower of cost or fair value	—	13,749
Loans	1,252,184	1,132,584
Less: Allowance for loan losses	13,438	12,735
Net loans	1,238,746	1,119,849

Premises and equipment	29,021	30,030
Other real estate owned	3,347	3,496
Accrued interest receivable	3,972	3,864
Bank owned life insurance	31,490	31,088
Deferred tax assets, net	8,608	9,478
Other assets	17,797	21,475
TOTAL ASSETS	$1,679,590	$1,667,836

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$326,916	$298,095
Interest-bearing deposits:
Checking	352,196	346,877
Savings	115,823	109,686
Money market accounts	559,439	583,197
Certificates of deposit $100,000 and over	65,607	68,741
Certificates of deposit less than $100,000	102,945	109,831
Total deposits	1,522,926	1,516,427
Federal home loan bank advances	12,000	12,218
Capital lease obligation	8,864	8,971
Accrued expenses and other liabilities	11,687	8,163
TOTAL LIABILITIES	1,555,477	1,545,779
SHAREHOLDERS’ EQUITY
Common stock (no par value; stated value, $0.83 per share; authorized 21,000,000 shares; issued shares, 9,438,438 at June 30, 2013 and 9,325,977 at December 31, 2012; outstanding shares, 9,030,260 at June 30, 2013
and 8,917,799 at December 31, 2012)	7,849	7,755
Surplus	98,979	97,675
Treasury stock at cost, 408,178 shares at June 30, 2013 and December 31, 2012	(8,988)	(8,988)
Retained earnings	25,321	21,316
Accumulated other comprehensive income, net of income tax	952	4,299
TOTAL SHAREHOLDERS’ EQUITY	124,113	122,057
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,679,590	$1,667,836

See accompanying notes to consolidated financial statements. 3

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$12,064	$12,098	$23,778	$23,989
Interest on investment securities held to maturity:
Taxable	—	376	—	811
Tax-exempt	—	46	—	112
Interest on securities available for sale:
Taxable	1,085	1,394	2,362	3,011
Tax-exempt	195	156	392	321
Interest on loans held for sale	50	18	246	41
Interest-earning deposits	66	14	114	31
Total interest income	13,460	14,102	26,892	28,316
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	328	360	635	806
Interest on certificates of deposit over $100,000	212	222	427	449
Interest on other time deposits	274	341	559	710
Interest on borrowed funds	92	168	184	340
Interest on capital lease obligation	106	108	212	217
Total interest expense	1,012	1,199	2,017	2,522
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	12,448	12,903	24,875	25,794
Provision for loan losses	500	1,500	1,350	3,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,948	11,403	23,525	22,794
OTHER INCOME
Trust department income	3,628	3,259	6,996	6,435
Service charges and fees	688	702	1,364	1,379
Bank owned life insurance	276	264	548	528
Securities gains, net (includes $238 thousand for the
three months ended June 30, 2013, $107 thousand
for the three months ended June 30, 2012; $527
thousand for the six months ended June 30, 2013
and $497 thousand for the six months ended
June 30, 2012 of net gains reclassified from
accumulated other comprehensive income)	238	107	527	497
Gain on loans held for sale at fair value	391	279	861	467
Gain on loans held for sale at lower of cost or fair value	—	—	522	—
Other income/(loss)	15	60	22	88
Total other income	5,236	4,671	10,840	9,394
OPERATING EXPENSES
Salaries and employee benefits	7,935	6,408	15,014	12,521
Premises and equipment	2,338	2,413	4,642	4,744
Other operating expenses	3,806	2,883	6,716	5,519
Total operating expenses	14,079	11,704	26,372	22,784
INCOME BEFORE INCOME TAX EXPENSE	3,105	4,370	7,993	9,404
Income tax expense (includes $84 thousand for the
three months ended June 30, 2013, $40 thousand
for the three months ended June 30, 2012; $204
thousand for the six months ended June 30, 2013
and $190 thousand for the six months ended
June 30, 2012 of income tax expense from
reclassification items)	1,096	1,647	3,091	3,598
NET INCOME	2,009	2,723	4,902	5,806
Dividends on preferred stock and accretion	—	—	—	474

4

Index
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$2,009	$2,723	$4,902	$5,332
EARNINGS PER COMMON SHARE
Basic	$0.23	$0.31	$0.55	$0.61
Diluted	$0.22	$0.31	$0.55	$0.61
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	8,909,170	8,775,111	8,889,971	8,773,188
Diluted	8,955,384	8,813,162	8,942,267	8,800,469

See accompanying notes to consolidated financial statements. 5

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$2,009	$2,723	$4,902	$5,806
Other comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	(4,414)	1,226	(5,132)	1,119
Less: Reclassification adjustment for gains
included in net income	238	107	527	497
	(4,652)	1,119	(5,659)	622
Tax effect	1,900	(458)	2,312	(254)
Net of tax	(2,752)	661	(3,347)	368

Unrealized losses on the noncredit, other-than
temporarily impaired held to maturity securities
and on securities transferred from available for
sale to held to maturity	—	57	—	113
Tax effect	—	(23)	—	(46)
Net of tax	—	34	—	67

Total comprehensive income/(loss)	(2,752)	695	(3,347)	435

Total other comprehensive income/(loss)	$(743)	$3,418	$1,555	$6,241

See accompanying notes to consolidated financial statements. 6

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Six Months Ended June 30, 2013
					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Income	Total

Balance at January 1, 2013
8,917,799 common shares
outstanding	$7,755	$97,675	$(8,988)	$21,316	$4,299	$122,057

Net income				4,902		4,902
Net change in accumulated
other comprehensive income/(loss)					(3,347)	(3,347)
Issuance of restricted stock
39,474 shares	33	(33)				—
Amortization of restricted stock		197				197
Cash dividends declared on
common stock
($0.05 per share)				(897)		(897)
Common stock option expense		169				169
Common stock options
exercised and related tax
benefits, 522 shares	1	2				3
Sales of shares (Dividend
Reinvestment Program),
72,465 shares	60	969				1,029
Balance at June 30, 2013
9,030,260 common shares
outstanding	$7,849	$98,979	$(8,988)	$25,321	$952	$124,113

See accompanying notes to consolidated financial statements. 7

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
OPERATING ACTIVITIES:	2013	2012
Net income:	$4,902	$5,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,459	1,481
Amortization of premium and accretion of discount on securities, net	999	1,147
Amortization of restricted stock	197	221
Provision for loan losses	1,350	3,000
Provision for OREO losses	930	—
Provision for deferred taxes	3,182	—
Stock-based compensation	169	169
Gains on security sales, available for sale	(527)	(497)
Loans originated for sale	(56,737)	(33,273)
Proceeds from sales of loans	73,646	34,322
Gains on loans sold	(1,383)	(467)
(Gains)/Losses on sale of other real estate owned	(24)	84
Losses/(Gains) on disposal of fixed assets	49	(7)
Increase in cash surrender value of life insurance, net	(402)	(396)
(Increase)/Decrease in accrued interest receivable	(108)	631
Decrease/(Increase) in other assets	3,678	(24)
Increase/(Decrease) in accrued expenses and other liabilities	672	(70)
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,052	12,127
INVESTING ACTIVITIES:
Maturities of investment securities held to maturity	—	20,588
Maturities of securities available for sale	39,332	45,261
Calls of securities held to maturity	—	136
Calls of securities available for sale	18,115	14,848
Sales of securities available for sale	26,348	22,393
Purchase of investment securities held to maturity	—	(2,821)
Purchase of securities available for sale, including FHLB and FRB stock	(53,126)	(20,317)
Net increase in loans	(122,696)	(61,430)
Sales of other real estate owned	1,692	1,836
Purchases of premises and equipment	(499)	(512)
Purchase of life insurance	—	(2,996)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(90,834)	16,986
FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	6,499	(20,807)
Repayments of Federal Home Loan Bank advances	(218)	(1,229)
Redemption of preferred stock	—	(14,341)
Repurchase of warrants	—	(109)
Cash dividends paid on preferred stock	—	(112)
Cash dividends paid on common stock	(897)	(887)
Exercise of Stock Options	3	—
Sales of shares (DRIP Program)	1,029	82
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	6,416	(37,403)
Net decrease in cash and cash equivalents	(52,366)	(8,290)
Cash and cash equivalents at beginning of period	119,228	43,053
Cash and cash equivalents at end of period	$66,862	$34,763

See accompanying notes to consolidated financial statements. 8

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2012 for Peapack-Gladstone Financial Corporation (the “Corporation”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012.

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

Securities: Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. As of June 30, 2013 and December 31, 2012, the Corporation no longer had any debt securities classified as held to maturity.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Junior Lien Loan on Residence. The Bank provides junior lien loans (“JLL”) against one to four family properties within or near its primary geographic market area. Junior lien loans can be either in the form of an amortizing home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. Primary risk characteristics associated with junior lien loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; divorce or death. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

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

The Corporation recorded total compensation cost for stock options of $84 thousand for both of the second quarters of 2013 and 2012, with a recognized tax benefit of $15 thousand for both periods. For both of the six months ended June 30, 2013 and 2012, total compensation cost for stock options was $169 thousand, with a recognized tax benefit of $30 thousand for both periods. There was approximately $665 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at June 30, 2013. That cost is expected to be recognized over a weighted average period of 1.3 years.

Index

For the Corporation’s stock option plans, changes in options outstanding during the six months ended June 30, 2013 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2013	613,507	$22.37
Granted during 2013	81,750	14.74
Exercised during 2013	(1,530)	12.46
Expired during 2013	(34,285)	26.33
Forfeited during 2013	(2,650)	13.45
Balance, June 30, 2013	656,792	$21.27	4.29 years	$610
Vested and expected to vest (1)	621,733	$21.72	4.29 years	$637
Exercisable at June 30, 2013	472,272	$24.37	2.61 years	$76

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2013 and the exercise price, multiplied by the number of in-the-money options). The Corporation’s closing stock price on June 28, 2013 was $17.48.

For the second quarter of 2013, the per share weighted-average fair value of stock options granted was $5.50 compared to $5.53 for the same quarter of 2012. The per share weighted-average fair value of stock options granted during the first six months of 2013 and 2012 was $5.24 and $3.90, respectively on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Dividend Yield	1.16%	1.29%	1.31%	1.47%
Expected volatility	39%	39%	39%	39%
Expected life	7 years	7 years	7 years	7 years
Risk-free interest rate	1.19%	1.46%	1.11%	1.43%

The Corporation also awards restricted stock to certain executives at a fair value equal to the fair value of the Corporation’s common stock on the date of the grant. The awards may vest fully during a period of up to five years after the date of award.

For the three months ended June 30, 2013 and 2012, the Corporation recorded total compensation cost for restricted shares of $114 thousand and $110 thousand, respectively. For the six months ended June 30, 2013 and 2012, the Corporation recorded total compensation cost for restricted stock awards of $197 thousand and $221 thousand, respectively. As of June 30, 2013, there was approximately $902 thousand of unrecognized compensation cost related to non-vested restricted stock awards granted under the Corporation’s stock incentive plans, which is expected to be recognized over a weighted average period of 1.6 years.

Index

Changes in non-vested, restricted common shares for 2013 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2013	82,717	$12.87
Granted during 2013	39,474	14.87
Vested during 2013	(19,035)	13.48
Balance, June 30, 2013	103,156	$13.52

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2013	2012	2013	2012

Net income to common shareholders	$2,009	$2,723	$4,902	$5,332

Basic weighted-average common shares outstanding	8,909,170	8,775,111	8,889,971	8,773,188
Plus: common stock equivalents	46,214	38,052	52,296	27,281
Diluted weighted-average common shares outstanding	8,955,384	8,813,162	8,942,267	8,800,469
Net income per common share
Basic	$0.23	$0.31	$0.55	$0.61
Diluted	0.22	0.31	0.55	0.61

Stock options and restricted stock totaling 490,952 and 570,301 shares were not included in the computation of diluted earnings per share in the second quarters of 2013 and 2012, respectively, because they were considered antidilutive. Stock options and restricted stock totaling 533,216 and 595,018 shares were not included in the computation of diluted earnings per share in the six months ended June 30, 2013 and 2012, respectively, because they were considered antidilutive.

Income Taxes: The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2009 or by New Jersey tax authorities for years prior to 2008.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Corporation did not have any amounts accrued for interest and penalties at June 30, 2013.

Reclassification: Certain reclassifications may have been made in the prior periods’ financial statements in order to conform to the 2013 presentation.

Index

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of June 30, 2013 and December 31, 2012 follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$15,982	$—	$(575)	15,407
Mortgage-backed securities – residential	191,993	3,256	(838)	194,411
State and political subdivisions	54,750	542	(102)	55,190
Single-issuer trust preferred security	2,999	—	(614)	2,385
CRA investment	3,000	—	(59)	2,941
Total	$268,724	$3,798	$(2,188)	$270,334

	December 31, 2012
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$26,647	$200	$(2)	$26,845
Mortgage-backed securities – residential	215,092	6,366	(18)	221,440
State and political subdivisions	49,262	1,372	(2)	50,632
Single-issuer trust preferred security	2,999	—	(710)	2,289
CRA investment	3,000	62	—	3,062
Marketable equity securities	210	1	—	211
Total	$297,210	$8,001	$(732)	$304,479

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored
entities	$15,407	$(575)	$—	$—	$15,407	$(575)
Mortgage-backed securities -
residential	51,886	(834)	83	(4)	51,969	(838)
State and political subdivisions	6,351	(102)	—	—	6,351	(102)
Single-issuer trust preferred
security	—	—	2,385	(614)	2,385	(614)
CRA investment	2,941	(59)	—	—	2,941	(59)
Total	$76,585	$(1,570)	$2,468	$(618)	$79,053	$(2,188)

	December 31, 2012
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored
Entities	$4,998	$(2)	$—	$—	$4,998	$(2)
Mortgage-backed securities-
residential	8,433	(17)	95	(1)	8,528	(18)
State and political subdivisions	1,290	(2)	—	—	1,290	(2)
Single-issuer trust preferred
Security	—	—	2,289	(710)	2,289	(710)
Total	$14,721	$(21)	$2,384	$(711)	$17,105	$(732)

Index

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of June 30, 2013, the Corporation does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in unrealized loss position were determined to be other-than-temporarily impaired.

At June 30, 2013, the unrealized loss on the single-issuer trust preferred security of $614 thousand is related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at June 30, 2013.

3. LOANS

Loans outstanding, by general ledger classification, as of June 30, 2013 and December 31, 2012, consisted of the following:

		% of		% of
	June 30,	Total	December 31,	Total
(In thousands)	2013	Loans	2012	Loans
Residential mortgage	$532,356	42.52%	$515,014	45.47%
Commercial mortgage	534,371	42.68	420,086	37.09
Commercial loans	106,598	8.51	115,372	10.19
Construction loans	9,179	0.73	9,328	0.83
Home equity lines of credit	47,583	3.80	49,635	4.38
Consumer loans, including fixed
rate home equity loans	19,552	1.56	21,188	1.87
Other loans	2,545	0.20	1,961	0.17
Total loans	$1,252,184	100.00%	$1,132,584	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of June 30, 2013 and December 31, 2012:

		% of		% of
	June 30,	Total	December 31,	Total
(In thousands)	2013	Loans	2012	Loans
Primary residential mortgage	$542,442	43.44%	$527,803	46.74%
Home equity lines of credit	47,694	3.82	49,635	4.40
Junior lien loan on residence	13,712	1.10	11,893	1.05
Multifamily property	254,485	20.38	161,705	14.32
Owner-occupied commercial real estate	82,584	6.61	84,720	7.50
Investment commercial real estate	258,623	20.71	242,586	21.48
Commercial and industrial	26,331	2.11	25,820	2.29
Secured by farmland	203	0.02	207	0.02
Agricultural production loans	12	N/A	14	N/A
Commercial construction loans	9,188	0.74	9,323	0.83
Consumer and other loans	13,362	1.07	15,480	1.37
Total loans	$1,248,636	100.00%	$1,129,186	100.00%
Net deferred fees	3,548		3,398
Total loans including net deferred costs	$1,252,184		$1,132,584

Index

Included in the totals above for June 30, 2013 are $541 thousand of unamortized discount compared to $543 thousand of unamortized discount for December 31, 2012.

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of June 30, 2013 and December 31, 2012:

June 30, 2013
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$4,365	$131	$538,077	$2,931	$542,442	$3,062
Home equity lines
of credit	209	—	47,485	253	47,694	253
Junior lien loan
on residence	245	—	13,467	71	13,712	71
Multifamily
property	—	—	254,485	2,159	254,485	2,159
Owner-occupied
commercial
real estate	3,938	—	78,646	2,414	82,584	2,414
Investment
commercial
real estate	4,949	348	253,674	3,812	258,623	4,160
Commercial and
industrial	500	362	25,831	768	26,331	1,130
Secured by
farmland	—	—	203	3	203	3
Agricultural
production	—	—	12	—	12	—
Commercial
construction	3,771	—	5,417	112	9,188	112
Consumer and
other	—	—	13,362	74	13,362	74
Unallocated	—	—	—	—		—
Total ALLL	$17,977	$841	$1,230,659	$12,597	$1,248,636	$13,438

December 31, 2012
		Ending		Ending
		ALLL		ALLL
	Total	Attributable	Total	Attributable
	Loans	To Loans	Loans	To Loans		Total
	Individually	Individually	Collectively	Collectively		Ending	Allocation
	Evaluated	Evaluated	Evaluated	Evaluated		ALLL	Of Previous	Total
	For	For	For	For	Total	Before	Unallocated	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	Allocation	ALLL	ALLL
Primary residential
mortgage	$7,155	$148	$520,648	$2,789	$527,803	$2,937	$110	$3,047
Home equity
lines of credit	110	—	49,525	257	49,635	257	10	267
Junior lien loan
on residence	562	240	11,331	71	11,893	311	3	314
Multifamily
property	—	—	161,705	1,255	161,705	1,255	50	1,305
Owner-occupied
commercial
real estate	4,724	—	79,996	2,413	84,720	2,413	96	2,509
Investment
commercial
real estate	5,173	384	237,413	3,627	242,586	4,011	144	4,155
Commercial and
industrial	423	41	25,397	733	25,820	774	29	803
Secured by
farmland	—	—	207	3	207	3	—	3
Agricultural
production	—	—	14	—	14	—	—	—
Commercial
construction	—	—	9,323	231	9,323	231	9	240
Consumer and
other	—	—	15,480	89	15,480	89	3	92
Unallocated	—	—	—	454	—	454	(454)	—
Total ALLL	$18,147	$813	$1,111,039	$11,922	$1,129,186	$12,735	$—	$12,735

Index

Impaired loans include nonaccrual loans of $8.1 million at June 30, 2013 and $11.7 million at December 31, 2012. Impaired loans also include performing residential, commercial mortgage and commercial troubled debt restructured loans of $6.1 million at June 30, 2013 and $6.4 million at December 31, 2012. The allowance allocated to troubled debt restructured loans which are nonaccrual was $266 thousand at June 30, 2013 and the allowance allocated to troubled debt restructured loans which are nonaccrual was $240 thousand at December 31, 2012. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of June 30, 2013. The Corporation has not committed to lend additional amounts as of June 30, 2013 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012:

June 30, 2013
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$4,387	$3,383	$—	$5,372	$59
Multifamily property	—	—	—	—	—
Owner-occupied commercial real estate	4,167	3,938	—	4,478	54
Investment commercial real estate	—	—	—	218	3
Commercial and industrial	69	69	—	74	1
Commercial Construction	3,771	3,771	—	—	—
Home equity lines of credit	209	209	—	110	2
Junior lien loan on residence	389	245	—	400	6
Consumer and other	—	—	—	—	—
Total loans with no related allowance	$12,992	$11,615	$—	$10,652	$125
With related allowance recorded:
Primary residential mortgage	$1,047	$982	$131	$1,435	$38
Owner-occupied commercial real estate	—	—	—	—	—
Investment commercial real estate	4,949	4,949	348	4,949	619
Commercial and industrial	435	431	362	212	3
Junior lien loan on residence	—	—	—	—	—
Total loans with related allowance	$6,431	$6,362	$841	$6,596	$660
Total loans individually evaluated for
impairment	$19,423	$17,977	$841	$17,248	$785

December 31, 2012
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$8,605	$6,148	$—	$8,110	$384
Multifamily property	—	—	—	185	16
Owner-occupied commercial real estate	4,971	4,723	—	9,575	570
Investment commercial real estate	336	—	—	796	51
Commercial and industrial	432	345	—	640	47
Home equity lines of credit	110	110	—	221	11
Junior lien loan on residence	429	236	—	439	30
Total loans with no related allowance	$14,883	$11,562	$—	$19,966	$1,109
With related allowance recorded:
Primary residential mortgage	$1,056	$1,007	$148	$851	$38
Multifamily property	—	—	—	—	—
Owner-occupied commercial real estate	—	—	—	—	—
Investment commercial real estate	5,183	5,173	384	5,013	251
Commercial and industrial	78	78	41	92	74
Junior lien loan on residence	327	327	240	—	8
Commercial construction	—	—	—	194	—
Total loans with related allowance	$6,644	$6,585	$813	$6,150	$371
Total loans individually evaluated for
Impairment	$21,527	$18,147	$813	$26,116	$1,480

Index

The Corporation did not recognize any income on nonaccruing impaired loans for the three months ended June 30, 2013 and 2012.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$3,318	$—
Home equity lines of credit	209	—
Junior lien loan on residence	245	—
Owner-occupied commercial real estate	3,938	—
Commercial and industrial	365	—
Total	$8,075	$—

	December 31, 2012
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$6,519	$—
Home equity lines of credit	110	—
Junior lien loan on residence	562	—
Owner-occupied commercial real estate	4,317	—
Investment commercial real estate	224	—
Total	$11,732	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012 by class of loans, excluding nonaccrual loans:

June 30, 2013
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,085	$301	$—	$1,386
Home equity lines of credit	14	—	—	14
Owner-occupied commercial real estate	—	144	—	144
Total	$1,099	$445	$—	$1,544

Index

December 31, 2012
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,513	$203	$—	$2,716
Home equity lines of credit	25	—	—	25
Junior lien loan on residence	31	—	—	31
Owner-occupied commercial real estate	407	—	—	407
Investment commercial real estate	592	—	—	592
Commercial and industrial	15	—	—	15
Total	$3,583	$203	$—	$3,786

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

Index

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of June 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$536,351	$1,407	$4,684	$—
Home equity lines of credit	47,485	—	209	—
Junior lien loan on residence	13,436	—	276	—
Multifamily property	254,485	—	—	—
Farmland	203	—	—	—
Owner-occupied commercial real estate	72,027	87	10,470	—
Investment commercial real estate	236,190	10,241	12,192	—
Agricultural production loans	12	—	—	—
Commercial and industrial	25,786	24	521	—
Commercial construction	3,863	1,554	3,771	—
Consumer and other loans	12,496	866	—	—
Total	$1,202,334	$14,179	$32,123	$—

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$517,336	$3,152	$7,315	$—
Home equity lines of credit	49,525	—	110	—
Junior lien loan on residence	11,294	37	562	—
Multifamily property	161,229	476	—	—
Owner-occupied commercial real estate	73,809	334	10,577	—
Investment commercial real estate	216,394	13,237	12,955	—
Agricultural production loans	14	—	—	—
Commercial and industrial	25,191	134	495	—
Secured by farmland	207	—	—	—
Commercial construction	3,999	5,324	—	—
Consumer and other loans	15,480	—	—	—
Total	$1,074,478	$22,694	$32,014	$—

At June 30, 2013, $18.0 million of the $32.1 million of the substandard loans were also considered impaired compared to December 31, 2012, when $18.1 million of the $32.0 million of the substandard loans were also impaired.

Index

The activity in the allowance for loan losses for the three months ended June 30, 2013 is summarized below:

	April 1,				June 30,
	2013				2013
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$3,340	$(393)	$1	$114	$3,062
Home equity lines of credit	260	—	—	(7)	253
Junior lien loan on residence	63	—	—	8	71
Multifamily property	1,562	—	—	597	2,159
Owner-occupied commercial real estate	2,428	—	19	(33)	2,414
Investment commercial real estate	4,272	—	6	(118)	4,160
Agricultural production loans	—	—	—	—	—
Commercial and industrial	1,147	—	27	(44)	1,130
Secured by farmland	3	—	—	—	3
Commercial construction	114	—	—	(2)	112
Consumer and other loans	90	(2)	1	(15)	74
Total ALLL	$13,279	$(395)	$54	$500	$13,438

The activity in the allowance for loan losses for the six months ended June 30, 2013 is summarized below:

	January 1,				June 30,
	2013				2013
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$3,047	$(456)	$13	$458	$3,062
Home equity lines of credit	267	—	—	(14)	253
Junior lien loan on residence	314	(295)	7	45	71
Multifamily property	1,305	—	11	843	2,159
Owner-occupied commercial real estate	2,509	—	38	(133)	2,414
Investment commercial real estate	4,155	—	12	(7)	4,160
Agricultural production loans	—	—	—	—	—
Commercial and industrial	803	(15)	37	305	1,130
Secured by farmland	3	—	—	—	3
Commercial construction	240	—	1	(129)	112
Consumer and other loans	92	(4)	4	(18)	74
Total ALLL	$12,735	$(770)	$123	$1,350	$13,438

Index

The activity in the allowance for loan losses for the three months ended June 30, 2012 is summarized below:

	April 1,				June 30,
	2012				2012
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,414	$(988)	$1	$1,175	$2,602
Home equity lines of credit	204	(91)	—	95	208
Junior lien loan on residence	64	(57)	4	44	55
Multifamily property	705	(375)	—	509	839
Farmland	—	—	—	3	3
Owner-occupied commercial real estate	3,108	(916)	126	1,100	3,418
Investment commercial real estate	4,181	(56)	9	650	4,784
Agricultural production loans	1	—	—	—	1
Commercial and industrial	1,291	(112)	4	(266)	917
Commercial construction	669	(72)	—	(363)	234
Consumer and other loans	78	(20)	6	13	77
Unallocated	508	—	—	40	548
Total ALLL	$13,223	$(2,687)	$150	$3,000	$13,686

The activity in the allowance for loan losses for the six months ended June 30, 2012 is summarized below:

	January 1,				June 30,
	2012				2012
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,414	$(988)	$1	$1,175	$2,602
Home equity lines of credit	204	(91)	—	95	208
Junior lien loan on residence	64	(57)	4	44	55
Multifamily property	705	(375)	—	509	839
Farmland	—	—	—	3	3
Owner-occupied commercial real estate	3,108	(916)	126	1,100	3,418
Investment commercial real estate	4,181	(56)	9	650	4,784
Agricultural production loans	1	—	—	—	1
Commercial and industrial	1,291	(112)	4	(266)	917
Commercial construction	669	(72)	—	(363)	234
Consumer and other loans	78	(20)	6	13	77
Unallocated	508	—	—	40	548
Total ALLL	$13,223	$(2,687)	$150	$3,000	$13,686

Troubled Debt Restructurings:

The Corporation has allocated $502 thousand and $483 thousand of specific reserves, on accruing TDR’s, to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the six month period ending June 30, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Index

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending June 30, 2013:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	1	$160	$160
Total	1	$160	$160

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2013:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	3	$482	$482
Total	3	$482	$482

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses. The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending June 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Primary Residential Mortgage	2	$260	$260
Total	2	$260	$260

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Primary Residential Mortgage	4	$610	$610
Junior Lien on Residence	1	249	249
Owner-Occupied Commercial Real Estate	1	2,197	2,197
Total	6	$3,056	$3,056

Index

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the six month period ended June 30, 2013:

	Number of	Recorded
(Dollars in thousands	Contracts	Investment
Owner-occupied commercial real estate	1	406
Commercial and industrial	1	$270
Total	2	$676

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the six-month period ended June 30, 2012:

	Number of	Recorded
	Contracts	Investment
Owner-Occupied Commercial Real Estate	1	$412
Total	1	$412

The defaults that occurred during the three and six months ended June 30, 2013 and 2012 did not have a significant impact on the allowance for loan losses.

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

4. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $12.0 million and $12.2 million at June 30, 2013 and December 31, 2012, respectively, with a weighted average interest rate of 3.05 and 3.03 percent, respectively. At June 30, 2013, the $12.0 million are variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods and are secured by pledges of investment securities totaling $12.8 million at June 30, 2013.

There were no overnight borrowings at June 30, 2013 and December 31, 2012.

Index

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2013	$—
2014	—
2015	—
2016	—
2017	3,000
Over 5 years	9,000
Total	$12,000

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30, 2013
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$11,673	$775	$12,448
Noninterest income	1,536	3,700	5,236
Total income	13,209	4,475	17,684

Provision for loan losses	500	—	500
Salaries and benefits	6,699	1,236	7,935
Premises and equipment expense	2,193	145	2,338
Other noninterest expense	2,746	1,060	3,806
Total noninterest expense	12,138	2,441	14,579
Income before income tax expense	1,071	2,034	3,105
Income tax expense	350	746	1,096
Net income	$721	$1,288	$2,009
26

Index

	Three Months Ended June 30, 2012
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$12,070	$833	$12,903
Noninterest income	1,351	3,320	4,671
Total income	13,421	4,153	17,574

Provision for loan losses	1,500	—	1,500
Salaries and benefits	5,060	1,348	6,408
Premises and equipment expense	2,263	150	2,413
Other noninterest expense	1,863	1,020	2,883
Total noninterest expense	10,686	2,518	13,204
Income before income tax expense	2,735	1,635	4,370
Income tax expense	1,030	617	1,647
Net income	$1,705	$1,018	$2,723

	Six Months Ended June 30, 2013
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$23,065	$1,810	$24,875
Noninterest income	3,624	7,216	10,840
Total income	26,689	9,026	35,715

Provision for loan losses	1,350	—	1,350
Salaries and benefits	12,489	2,525	15,014
Premises and equipment expense	4,350	292	4,642
Other noninterest expense	4,418	2,298	6,716
Total noninterest expense	22,607	5,115	27,722
Income before income tax expense	4,082	3,911	7,993
Income tax expense	1,579	1,512	3,091
Net income	$2,503	$2,399	$4,902

Total assets for period end	$1,678,270	$1,320	$1,679,590

	Six Months Ended June 30, 2012
		PGB Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$24,105	$1,689	$25,794
Noninterest income	2,826	6,568	9,394
Total income	26,931	8,257	35,188

Provision for loan losses	3,000	—	3,000
Salaries and benefits	9,935	2,586	12,521
Premises and equipment expense	4,455	289	4,744
Other noninterest expense	3,558	1,961	5,519
Total noninterest expense	20,948	4,836	25,784
Income before income tax expense	5,983	3,421	9,404
Income tax expense	2,289	1,309	3,598
Net income	$3,694	$2,112	$5,806

Total assets for period end	$1,577,237	$1,368	$1,578,605
27

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as, the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral dependent impaired loans we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of June 30, 2013, all collateral dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

	Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$15,407	$—	$15,407	$—
Mortgage-backed securities-
residential	194,411	—	194,411	—
State and political subdivisions	55,190	—	55,190	—
Single-Issuer Trust Preferred	2,385	—	2,385	—
CRA investment fund	2,941	2,941	—	—
Total	$270,334	$2,941	$267,393	$—

	December 31,
(In thousands)	2012
Assets:
Available for sale:
U.S. government-sponsored
entities	$26,845	$—	$26,845	$—
Mortgage-backed securities-
residential	221,440	—	221,440	—
State and political subdivisions	50,632	—	50,632	—
Single-Issuer Trust Preferred	2,289	—	2,289	—
CRA investment fund	3,062	3,062	—	—
Marketable equity securities	211	211	—	—
Total	$304,479	$3,273	$301,206	$—

Index

Residential loans held for sale, at fair value, totaled $4.7 million and $6.5 million as of June 30, 2013 and December 31, 2012, respectively, and were determined to be Level 2.

There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2013.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis

	Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential
mortgage	$346	$—	$—	$346

OREO	1,060	—	—	1,060

	December 31,
(In thousands)	2012
Assets:
Impaired loans:
Primary residential
mortgage	$346	$—	$—	$346
Investment commercial
real estate	160	—	—	160
Loans held for sale:
Primary residential mortgage	592	—	592	—
Multifamily	282	—	282	—
Owner-occupied commercial
mortgage	5,960	—	5,960	—
Investment commercial
real estate	6,652	—	6,652	—
Commercial and industrial	263	—	263	—

OREO	1,990	—	—	1,990

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $419 thousand, with a valuation allowance of $73 thousand at June 30, 2013. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $596 thousand, with a valuation allowance of $90 thousand at December 31, 2012.

Index

At both June 30, 2013 and December 31, 2012, OREO at fair value represents one commercial property. The Corporation recorded a provision of REO of $930 thousand at June 30, 2013 and $145 at December 31, 2012.

The carrying amounts and estimated fair values of financial instruments at June 30, 2013 are as follows:

		Fair Value Measurements at June 30, 2013 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$66,862	$64,864	$1,998	$—	$66,862
Securities available for sale	270,334	2,941	267,393	—	270,334
FHLB and FRB stock	4,729	—	—	—	N/A
Loans held for sale	4,684	—	4,684	—	4,684
Loans, net of allowance for loan losses	1,238,746	—	—	1,228,287	1,228,287
Accrued interest receivable	3,972	—	860	3,112	3,972
Financial liabilities
Deposits	$1,522,926	$1,354,374	$169,330	$—	$1,523,704
Federal home loan bank advances	12,000	—	12,962	—	12,962
Accrued interest payable	292	42	250	—	292

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 are as follows:

		Fair Value Measurements at December 31, 2012 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$119,228	$116,284	$2,944	$—	$119,228
Securities available for sale	304,479	3,273	301,206	—	304,479
FHLB and FRB stock	4,639	—	—	—	N/A
Loans held for sale	20,210	—	20,210	—	20,210
Loans, net of allowance for loan losses	1,119,849	—	—	1,120,537	1,120,537
Accrued interest receivable	3,864	—	958	2,906	3,864
Financial liabilities
Deposits	$1,516,427	$1,337,855	$180,505	$—	$1,518,360
Federal home loan bank advances	12,218	—	13,518	—	13,518
Accrued interest payable	306	37	269	—	306

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

Index

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

7. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
FDIC assessment	$280	$290	$560	$642
Trust department expense	407	459	901	854
Professional and legal fees	429	253	930	486
Loan expense	155	321	348	505
Provision for ORE losses	930	—	930	—
Other operating expenses	1,605	1,560	3,047	3,032
Total other operating expenses	$3,806	$2,883	$6,716	$5,519

Index

8. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the three months ended June 30, 2013 and 2012:

	Balance at	Current	Balance at
(In thousands)	March 31, 2013	Quarter Change	June 30, 2013
Unrealized gains on securities
available for sale	$3,704	$(2,752)	$952
Other-than-temporary impairment on
securities held to maturity and
securities transferred from
available for sale to held to maturity	—	—	—
Total	$3,704	$(2,752)	$952

	Balance at	Current	Balance at
(In thousands)	March 31, 2012	Quarter Change	June 30, 2012
Unrealized gains on securities
available for sale	$2,913	$661	$3,574
Other-than-temporary impairment on
securities held to maturity and
securities transferred from
available for sale to held to maturity	(3,069)	34	(3,035)
Total	$(156)	$695	$539

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the six months ended June 30, 2013 and 2012:

	Balance at	Current	Balance at
(In thousands)	December 31, 2012	Six-Month Change	June 30, 2013
Unrealized gains on securities
available for sale	$4,299	$(3,347)	$952
Other-than-temporary impairment on
securities held to maturity and
securities transferred from
available for sale to held to maturity	—	—	—
Total	$4,299	$(3,347)	$952

	Balance at	Current	Balance at
	December 31, 2011	Six-Month Change	June 30, 2012
Unrealized Gains/(Losses) on
Securities Available for Sale	$3,206	$368	$3,574
Other-Than-Temporary Impairment on
Securities Held to Maturity and
Transfer of securities From
Available for Sale to Held to Maturity	(3,102)	67	(3,035)
Total	$104	$435	$539

Index

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future interest income and net loans, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Corporation’s Form 10-K for the year ended December 31, 2012 and the following:

•	a continued or unexpected decline in the economy, in particular in our New Jersey market area;
•	declines in our net interest margin caused by the low interest rate environment and highly competitive market;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	inability to successfully grow our business and implement our strategic plan including an inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;
•	inability to manage our growth;
•	a continued or unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;
•	successful cyber-attacks against our IT infrastructure or that of our IT providers;
•	higher than expected FDIC insurance premiums;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

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

Although Management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey. Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values continue to decline or New Jersey experience continuing adverse economic conditions. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

The Corporation accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into ASC 320. Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment, risk, liquidity or other factors. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. As of June 30, 2013 and December 31, 2012, the Corporation no longer had debt securities classified as held to maturity.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-then-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Corporation intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Corporation recognized no other-than-temporary impairment charges in the six months ended June 30, 2013 and 2012.

Index

EXECUTIVE SUMMARY: For the second quarter of 2013, the Corporation recorded net income of $2.0 million compared to $2.7 million for the same quarter of 2012. Diluted earnings per common share were $0.22 and $0.31 for the second quarters of 2013 and 2012, respectively. For the second quarter of 2013, annualized return on average assets was 0.48 percent and annualized return on average common equity was 6.41 percent. The 2013 quarter included a $930 thousand provision for REO on one property, resulting in an after-tax charge of approximately $600 thousand, or approximately $0.07 per fully diluted share. For the 2013 quarter, net income includes increases in trust fee income, gain on sale of loans and gains on sales of securities and a decline in the provision for loan losses, more than offset by a decrease in net interest income and an increase in operating expenses, principally due to implementation of the Company’s strategic plan.

Net interest income, on a fully tax-equivalent basis, was $12.6 million for the second quarter of 2013 compared to $13.1 million for the same quarter of 2012, a decline of $461 thousand or 3.5 percent. The net interest margin, on a fully tax-equivalent basis, was 3.22 percent and 3.52 percent, for the three months ended June 30, 2013 and 2012, respectively.

For the second quarter of 2013, loans averaged $1.20 billion, increasing $98.1 million, or 8.9 percent, from $1.10 billion for the same quarter of 2012. The yield on loans was 4.03 percent and 4.40 percent for the second quarters of 2013 and 2012, respectively, declining 37 basis points from the 2012 quarter to the 2013 quarter.

Average deposits for the second quarters of 2013 and 2012, were $1.50 billion and $1.42 billion, respectively, increasing $87.3 million or 6.2 percent. The average cost of interest-bearing deposits was 0.27 percent for the second quarter of 2013, compared to 0.33 percent for the same quarter in 2012, a decline of six basis points.

The Corporation recorded net income of $4.9 million for the first six months of 2013 compared to $5.8 million for the same period of 2012. For the six months ended June 30, 2013, diluted earnings per common share were $0.55 compared to $0.61 for the same period in 2012, after giving effect for the preferred dividend in 2012. Annualized return on average assets was 0.60 percent and annualized return on average common equity was 7.89 percent for the first six months of 2013. As noted above, the six months ended June 30, 2013 included a $930 thousand provision for REO on one property, resulting in an after-tax charge of approximately $600 thousand, or approximately $0.07 per fully diluted share. The 2013 year-to-date net income includes a decline in the provision for loan losses and increases in trust fee income, gain on sale of loans and gains on sales of securities, more than offset by a decrease in net interest income and an increase in operating expenses, principally due to implementation of the Company’s strategic plan.

For the six months ended June 30, 2013 and 2012, net interest income, on a fully tax-equivalent basis, was $25.2 million and $26.1 million, respectively, a decrease of $951 thousand or 3.6 percent. The net interest margin, on a fully tax-equivalent basis, was 3.25 percent for the first six months of 2013 compared to 3.53 for the same period of 2012.

Loans averaged $1.17 billion for the first half of 2013, increasing $94.3 million or 8.8 percent, from the $1.08 billion average for the same period of 2012. For the first six months of 2013 and 2012, the yield on loans was 4.07 percent and 4.46 percent, respectively, declining 39 basis points from the 2012 year-to-date compared to the 2013 year-to-date.

For the six months ended June 30, 2013, deposits averaged $1.49 billion compared to $1.42 billion for the same period of 2012, increasing $76.0 million or 5.4 percent. The average cost of interest-bearing deposits was 0.27 percent and 0.35 percent for the first halves of 2013 and 2012, respectively.

CONTRACTUAL OBLIGATIONS: For a discussion of our contractual obligations, see the information set forth in the Corporation’s 2012 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis – Contractual Obligations” which is incorporated herein by reference.

Index

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s 2012 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis – Off-Balance Sheet Arrangements” which is incorporated herein by reference.

EARNINGS ANALYSIS

NET INTEREST INCOME: For the second quarter of 2013, the Corporation recorded net interest income, on a tax-equivalent basis, of $12.6 million compared to $13.1 million for the same period of 2012, a decline of $461 thousand or 3.5 percent. The net interest margin was 3.22 percent and 3.52 percent, for the second quarters of 2013 and 2012, respectively. For the second quarter of 2013, net interest income and the net interest margin reflected declines from the same period last year, due to the effect of the lower market yields, which compressed asset yields more than deposit costs. This was partially offset by the positive effect of increased loans funded by cash flows from lower yielding investment securities, which benefitted both net interest income and margin in the 2013 quarter. Additionally, a much higher overnight cash balance position maintained during the second quarter of 2013 also contributed to the compressed margin.

Interest-earning deposits averaged $92.3 million for the second quarter of 2013 compared to an average of $22.3 million for the same quarter of 2012, reflecting an increase of $70.0 million, as the Company maintained a higher overnight cash position in the 2013 period in anticipation of funding future loan volumes. For the second quarter of 2013, average investments declined $86.5 million or 24.2 percent, to $271.4 million, from the $357.9 million recorded for the same quarter of 2012. The decline in investments primarily funded loan growth.

Average loans totaled $1.20 billion for the second quarter of 2013 compared to $1.10 billion for the same quarter of 2012, increasing $98.1 million, or 8.9 percent, when comparing the 2013 quarter to the 2012 quarter. Much of the growth was in the commercial mortgage portfolio which increased $115.1 million, or 31.1 percent, from the year ago period, averaging $485.3 million for the second quarter of 2013. The Corporation has increased its emphasis on multifamily lending, as well as continuing to provide mortgage loans on a variety of properties to creditworthy borrowers. While the Company utilizes attractive pricing techniques to generate additional volume, credit standards have not been compromised.

The residential mortgage portfolio increased nearly $5.0 million to an average of $535.5 million, or 0.9 percent, for the second quarter of 2013 compared to the same quarter of 2012. While residential mortgage originations continued to be very strong due to the lower interest rate environment and related refinancing activity, the Company sells a large portion of its originations.

The commercial construction portfolio has continued to decline, averaging $9.2 million in the second quarter of 2013, declining $2.5 million, or 21.1 percent, from the same quarter in 2012, due to the conversion of some loans to permanent loans and also due to the resolution of some problem loans. For the second quarters of 2013 and 2012, the commercial loan portfolio averaged $101.8 million and $118.9 million, respectively, a decline of $17.1 million, or 14.4 percent, when comparing the two quarters. The above changes in the loan portfolios are due in part to the Corporation’s transfer of $19.2 million of classified loans to loans held for sale at the end of 2012. The loans were subsequently sold in the first quarter of 2013, resulting in a gain of approximately $522 thousand.

For the three months ended June 30, 2013, average deposits totaled $1.50 billion compared to $1.42 billion for the same period in 2012, an increase of $87.3 million, or 6.2 percent. Interest-bearing checking accounts averaged $356.1 million and $326.9 million for the second quarters of 2013 and 2012, respectively, increasing by $29.1 million, or 8.9 percent from the 2012 period. For the second quarter of 2013, noninterest-bearing demand deposits increased $18.8 million, or 6.4 percent, over the second quarter of 2012 to an average of $311.2 million for the second quarter of 2013. Checking growth is attributable to the Company’s continued focus on business and personal core deposit growth. Savings accounts averaged $114.0 million for the second quarter of 2013, increasing $14.1 million or 14.1 percent from the same quarter of 2012. Money market accounts averaged $551.2 million for the second quarter of 2013 compared to $505.5 million for the same period in 2012, increasing $45.6 million, or 9.0 percent from the 2013 quarter to the 2012 quarter. Overall, the Corporation has seen an increase in savings and money market accounts as customers tend to ”park funds” in a lower or uncertain interest rate environment, to wait for a higher or a more certain rate environment. For the second quarters of 2013 and 2012, average certificates of deposit totaled $171.9 million and $192.3 million, respectively, decreasing $20.3 million, or 10.6 percent, over the 2012 quarter. The Corporation has opted not to pay higher rates on maturing certificates of deposit. The Corporation believes it has ample liquidity from core deposits, principal paydowns on loans and maturing or called investments.

Index

There were no average overnight borrowings for the second quarter of 2013 from the Federal Home Loan Bank of New York while they averaged $19.6 million for the same quarter of 2012. Average other borrowings totaled $12.0 million for the three months ended June 30, 2013, declining $5.0 million, or 29.2 percent when compared to the same quarter of 2012, as maturing borrowings were not replaced.

Average yields on interest-earning assets, on a tax-equivalent basis, declined 37 basis points to 3.48 percent for the second quarter of 2013 from 3.85 percent for the same quarter of 2012. For the second quarters of 2013 and 2012, average yields earned on investments securities were 2.07 percent and 2.35 percent, respectively, a decline of 28 basis points. The average yield on the loan portfolio declined 37 basis points to 4.03 percent for the second quarter of 2013, from the same quarter in 2012. Asset yields continue to experience downward pressure due to competitive pressures and the lower rate environment.

For the second quarter of 2013, the cost of funds, including the effect of noninterest-earning demand deposits, was 27 basis points compared to 33 basis points for the same 2012 quarter, decreasing six basis points. The average cost of interest-bearing checking deposits was eight basis points and 11 basis points for the second quarters of 2013 and 2012, respectively, a decline of three basis points. The cost of money market products averaged 17 basis points for the second quarter of 2013 compared to 20 basis points for the same quarter of 2012, declining three basis points when comparing the 2013 quarter to the 2012 quarter. Certificates of deposit costs averaged 1.13 percent in the second quarter of 2013, compared to 1.17 percent for the same quarter of 2012, declining four basis points, from the prior year period. The continued lower rate environment contributed to the declines in costs of deposits.

The Corporation recorded net interest income, on a tax-equivalent basis, of $25.2 million for the first six months of 2013 compared to $26.1 million for the same period of 2012, a decline of $951 thousand or 3.6 percent. For the six months ended June 30, 2013, the net interest margin was 3.25 percent compared to 3.53 percent for the same period of 2012. As with the comparison for the quarter, net interest income and the net interest margin reflected declines from the same period last year, due to the effect of the lower market yields, which compressed asset yields more than deposit costs. This was partially offset by the positive effect of increased loans funded by cash flows from lower yielding investment securities, which benefitted both net interest income and margin in 2013. Additionally, a much higher overnight cash balance position maintained during the first half of 2013 also contributed to the compressed margin as rates remained low on invested cash.

Interest-earning deposits averaged $85.0 million and $22.1 million for the first six months of 2013 and 2012, respectively, reflecting an increase of $62.9 million, as the Company maintained a higher overnight cash position in the 2013 period in anticipation of funding future loan volumes. Average investments were $284.8 million for the six months ended June 30, 2013 compared to $379.0 million for the same period of 2012, declining $94.2 million or 24.9 percent. The decline in investments primarily funded loan growth in the first six months of 2013.

For the six months ended June 30, 2013 and 2012, average loans totaled $1.17 billion and $1.08 billion, respectively, increasing $94.3 million, or 8.8 percent, when comparing the 2013 period to the 2012 period. The commercial mortgage portfolio reflected most of the growth, increasing $104.3 million, or 29.5 percent, from the year ago period, to an average of $458.4 million for the first six months of 2013. The Corporation has increased its emphasis on multifamily lending, as well as continuing to provide mortgage loans on a variety of properties to creditworthy borrowers. While the Company utilizes attractive pricing techniques to generate additional volume, credit standards have not been compromised.

Index

The residential mortgage portfolio averaged $528.6 million for the first six months of 2013, increasing $7.4 million, or 1.4 percent, when compared to the same period in 2012. While residential mortgage originations continued to be very strong due to the lower interest rate environment and related refinancing activity, the Company sells a large portion of its originations.

For the six months ended June 30, 2013 and 2012, the commercial loan portfolio averaged $106.6 million and $119.7 million, respectively, a decline of $13.1 million, or 10.9 percent, when comparing the two periods. The commercial construction portfolio declined $3.3 million, or 26.4 percent, averaging $9.2 million in the first half of 2013 compared to the same period in 2012, due to the conversion of some loans to permanent loans and also due to the resolution of some problem loans. As noted above, the changes in the loan portfolios are due in part to the Corporation’s transfer of $19.2 million of classified loans to loans held for sale at the end of 2012. The loans were subsequently sold in the first quarter of 2013, resulting in a gain of approximately $522 thousand.

Average deposits totaled $1.49 billion for the six months ended June 30, 2013, compared to $1.42 billion for the same period in 2012, an increase of $76.0 million, or 5.4 percent. For the first half of 2013 and 2012, interest-bearing checking accounts averaged $353.3 million and $331.7 million, respectively, increasing by $21.6 million, or 6.5 percent from the 2012 period. Noninterest-bearing demand deposits increased $17.3 million, or 6.1 percent, over the first half of 2012 to an average of $301.1 million for the first six months of 2013. Checking growth is attributable to the Corporation’s continued focus on business and personal core deposit growth. For the six months ended June 30, 2013, savings accounts averaged $112.4 million, increasing $15.0 million or 15.4 percent from $97.3 million for the same period of 2012. Money market accounts averaged $552.0 million for the first six months of 2013 compared to $510.9 million for the same period in 2012, increasing $41.1 million, or 8.0 percent from the 2012 period to the 2013 period. Overall, the Corporation has seen an increase in savings and money market accounts as customers tend to ”park funds” in a lower or uncertain interest rate environment, to wait for a higher or a more certain rate environment. Average certificates of deposit totaled $174.2 million and $193.1 million, for the first six months of 2013 and 2012, respectively, decreasing $18.9 million, or 9.8 percent, over the 2012 year to date. The Corporation has opted not to pay higher rates on maturing certificates of deposit. The Corporation believes it has ample liquidity from core deposits, principal paydowns on loans and maturing or called investments.

For the first six months of 2013, there were no average overnight borrowings from the Federal Home Loan Bank of New York while they averaged $19.6 million for the same period of 2012. Average other borrowings totaled $12.1 million for the six months ended June 30, 2013, declining $5.2 million, or 30.1 percent when compared to the same period of 2012, as maturing borrowings were not replaced.

On a tax-equivalent basis, average yields on interest-earning assets were 3.51 percent for the first six months of 2013, declining 36 basis points from 3.87 percent for the same period of 2012. Average yields earned on investments securities were 2.11 percent and 2.39 percent, for the six months ended June 30, 2013 and 2012, respectively, a decline of 28 basis points. The average yield on the loan portfolio declined 39 basis points to 4.07 percent for the first half of 2013, from 4.46 for the same period in 2012. Asset yields continue to experience downward pressure due to competitive pressures and the lower rate environment.

Index

The cost of funds, including the effect of noninterest-earning demand deposits, was 27 basis points for the first six months of 2013, compared to 34 basis points for the same 2012 period, decreasing seven basis points. The average cost of interest-bearing checking deposits was nine basis points for the six months ended June 30, 2013 compared to 12 basis points for the same period of 2012, a decline of three basis points. The cost of money market products averaged 16 basis points and 22 basis points for the first six months of 2013 and 2012, respectively, declining six basis points when comparing the 2013 period to the 2012 period. For the six months ended June 30, 2013, certificates of deposit costs averaged 1.13 percent, compared to 1.20 percent for the same period of 2012, declining seven basis points, from the prior year period. The continued lower rate environment contributed to the declines in costs of deposits.

Index

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

(Tax-Equivalent Basis, Dollars in Thousands)

	June 30, 2013			June 30, 2012
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$220,954	$1,085	1.96%	$312,362	$1,770	2.27%
Tax-exempt (1) (2)	50,479	322	2.55	45,556	332	2.92
Loans held for sale	2,512	50	8.12	1,137	18	6.57
Loans (2) (3)	1,199,235	12,087	4.03	1,101,095	12,124	4.40
Federal funds sold	101	—	0.10	100	—	0.10
Interest-earning deposits	92,319	66	0.29	22,306	14	0.26
Total interest-earning assets	1,565,600	13,610	3.48%	1,482,556	14,258	3.85%
Noninterest-earning assets:
Cash and due from banks	5,865			5,846
Allowance for loan losses	(13,523)			(13,990)
Premises and equipment	29,248			31,284
Other assets	71,862			76,469
Total noninterest-earning assets	93,452			99,609
Total assets	$1,659,052			$1,582,165

LIABILILIES:
Interest-bearing deposits:
Checking	$356,060	$74	0.08%	$326,920	$90	0.11%
Money markets	551,150	239	0.17	505,532	257	0.20
Savings	114,028	15	0.05	99,958	13	0.05
Certificates of deposit	171,931	486	1.13	192,261	563	1.17
Total interest-bearing deposits	1,193,169	814	0.27	1,124,671	923	0.33
Borrowings	12,025	92	3.06	36,586	168	1.84
Capital lease obligation	8,884	106	4.77	9,093	108	4.75
Total interest-bearing liabilities	1,214,078	1,012	0.33	1,170,350	1,199	0.41
Noninterest-bearing liabilities:
Demand deposits	311,227			292,459
Accrued expenses and
other liabilities	8,298			6,438
Total noninterest-bearing
liabilities	319,525			298,897
Shareholders’ equity	125,449			112,918
Total liabilities and
shareholders’ equity	$1,659,052			$1,582,165
Net interest income
(tax-equivalent basis)		12,598			13,059
Net interest spread			3.15%			3.44%
Net interest margin (4)			3.22%			3.52%
Tax equivalent adjustment		(150)			(156)
Net interest income		$12,448			$12,903

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

Average Balance Sheet

Unaudited

Six Months Ended

(Tax-Equivalent Basis, Dollars in Thousands)

	June 30, 2013			June 30, 2012
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$234,721	$2,362	2.01%	$331,334	$3,822	2.31%
Tax-exempt (1) (2)	50,116	646	2.58	47,699	714	2.99
Loans held for sale	9,661	246	5.10	1,370	41	6.00
Loans (2) (3)	1,171,300	23,825	4.07	1,077,028	24,041	4.46
Federal funds sold	101	—	0.10	100	—	0.10
Interest-earning deposits	85,006	114	0.27	22,147	31	0.28
Total interest-earning assets	1,550,905	27,193	3.51%	1,479,678	28,649	3.87%
Noninterest-earning assets:
Cash and due from banks	5,849			6,766
Allowance for loan losses	(13,300)			(13,872)
Premises and equipment	29,526			31,518
Other assets	73,475			77,369
Total noninterest-earning assets	95,550			101,781
Total assets	$1,646,455			$1,581,459

LIABILILIES:
Interest-bearing deposits:
Checking	$353,286	$153	0.09%	$331,731	$203	0.12%
Money markets	552,003	454	0.16	510,944	561	0.22
Savings	112,354	28	0.05	97,345	42	0.09
Certificates of deposit	174,228	986	1.13	193,127	1,159	1.20
Total interest-bearing deposits	1,191,871	1,621	0.27	1,133,147	1,965	0.35
Borrowings	12,082	184	3.05	36,912	340	1.84
Capital lease obligation	8,910	212	4.76	9,119	217	4.76
Total interest-bearing liabilities	1,212,863	2,017	0.33	1,179,178	2,522	0.43
Noninterest-bearing liabilities:
Demand deposits	301,087			283,808
Accrued expenses and
other liabilities	8,199			6,166
Total noninterest-bearing
liabilities	309,286			289,974
Shareholders’ equity	124,306			112,307
Total liabilities and
shareholders’ equity	$1,646,455			$1,581,459
Net interest income
(tax-equivalent basis)		25,176			26,127
Net interest spread			3.18%			3.44%
Net interest margin (4)			3.25%			3.53%
Tax equivalent adjustment		(301)			(333)
Net interest income		$24,875			$25,794

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

OTHER INCOME: For the second quarter of 2013 and 2012, other income, excluding fee income from the Bank’s wealth management division, totaled $1.6 million and $1.4 million, respectively, an increase of $196 thousand or 13.9 percent. The second quarter of 2013 included $391 thousand of income from the sale of newly originated, longer-duration residential mortgage loans, compared to $279 thousand in the same 2012 quarter, an increase of $122 thousand or 40.1 percent, which was due to increased production and a management decision to retain less longer-duration loans in the portfolio, as well as a decision to target a higher sale price. For the second quarter of 2013, net securities gains from strategic sale of securities was $238 thousand, compared to $107 thousand for the same quarter of 2012. The Corporation also recorded a net loss of $49 thousand in the second quarter of 2013 on the retirement of various fixed assets that were located in the Bethlehem, Pennsylvania, office that was closed in May 2013.

The Corporation recorded other income, excluding fee income from the Bank’s wealth management division, of $3.8 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $885 thousand or 29.9 percent. For the first half of 2013, gain on sale of loans was $1.4 million, compared to $467 thousand for the same period in 2012. The increase was largely due to a $522 thousand gain reported on the sale of classified loans in the first quarter of 2013 and the increased sales of newly originated longer duration residential mortgage loans.

OPERATING EXPENSES: The Corporation recorded operating expenses of $14.1 million and $11.7 million, for the second quarters of 2013 and 2012, respectively, an increase of $2.4 million or 20.3 percent. In the second quarter of 2013, the Company recorded an additional $930 thousand in provision for REO on an other real estate owned property as additional information was gathered relating to the use of the property.” Salary and benefit expense was $7.9 million for the second quarter of 2013, compared to $6.4 million in the same quarter of 2012, an increase of $1.5 million or 23.9 percent. Salary and benefits increased due to additions to staff as we begin to implement the Strategic Plan; increased commissions related to residential loan originations; normal salary increases; and increased bonus/incentive and profit-sharing accruals. Professional and legal fees totaled $430 thousand and $253 thousand, for the second quarters of 2013 and 2012, respectively, an increase of $177 thousand due to various training and consulting expenses, some of which was associated with the Strategic Plan. Loan expense for the second quarters of 2013 and 2012 were $154 thousand and $321 thousand, respectively, a decrease of $166 thousand. This is attributed to a decline in problem loan expense.

The Corporation recorded operating expenses of $26.4 million for the first half of 2013 compared to $22.8 million for the same period of 2012, an increase of $3.6 million or 15.8 percent. As noted above, the Company recorded a $930 thousand provision for REO on one large property held in other real estate owned. Salary and benefit expense was $15.0 million and $12.5 million for the six months ended June 30, 2013 and 2012, respectively, an increase of $2.5 million or 19.9 percent due to additions to staff as we begin to implement the Strategic Plan; increased commissions related to loan originations; normal salary increases; and increased bonus/incentive and profit-sharing accruals. For the first six months of 2013, professional and legal fees increased approximately $444 thousand, or 91.4 percent, to $930 thousand from $486 thousand for the six months ended June 30, 2012 due to various professional and other fees associated with the Delaware subsidiary; the Amended Stock Incentive Plan; the filing of the Corporation’s registration statement with the SEC; and various training and consulting, some of which was associated with the Strategic Plan. For the six months ended June 30, 2013 loan expense, which includes costs associated with problem loan expense, decreased by approximately $157 thousand or 31.1 percent compared to the same period in 2012. The Corporation also recorded expense on other real estate owned of $72 thousand and $227 thousand for the six months ended June 30, 2013 and 2012, respectively. The Company expected higher operating expenses in the first six months of 2013 and expects that trend to continue as it implements its Strategic Plan. The Company also expects revenue and related profitability associated with the Strategic Plan to generally lag expenses by several quarters.

Index

The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Salaries and employee benefits	$7,935	$6,408	$15,014	$12,521
Premises and equipment	2,338	2,413	4,642	4,744
FDIC assessment	280	290	560	642
Trust department expense	407	459	901	854
Professional and legal fees	429	253	930	486
Loan expense	155	321	348	505
Telephone	186	183	358	303
Advertising	158	129	263	247
Postage	99	78	204	164
Other real estate owned expense	42	78	72	227
Provision for ORE losses	930	—	930	—
Other expense	1,120	1,092	2,150	2,091
Total operating expenses	$14,079	$11,704	$26,372	$22,784

PEAPACK-GLADSTONE BANK TRUST & INVESTMENTS: Peapack-Gladstone Bank Trust & Investments, a division of the Bank, has served in the roles of executor and trustee while providing investment management, custodial, tax, retirement and financial services to its growing client base. Officers from Peapack-Gladstone Bank Trust & Investments are available to provide trust and investment services at the Bank’s corporate headquarters in Bedminster, at two branch locations, Morristown and Summit, New Jersey and at the Bank’s new subsidiary, PGB Trust & Investments of Delaware in Greenville, Delaware.

The market value of trust assets under administration for Peapack-Gladstone Bank Trust & Investments was approximately $2.52 billion at June 30, 2013 compared to $2.06 billion at June 30, 2012.

Peapack-Gladstone Bank Trust & Investments generated fee income of $3.6 million for the second quarter of 2013 compared to $3.3 million for the same quarter of 2012, an increase of $369 thousand or 11.3 percent. The increase reflects increased relationships, a greater mix of higher margin business and an improvement in the market value of assets under management.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including Peapack-Gladstone Bank Trust & Investments, other expenses relative to Peapack-Gladstone Bank Trust & Investments totaled $2.4 million and $2.5 million for the second quarters of 2013 and 2012, respectively, a decrease of $77 thousand or 3.1 percent. For the second quarter of 2013, salaries and benefits expense decreased $112 thousand, or 8.3 percent when compared to the same period in 2012. During the same time periods, total operating expenses increased $40 thousand, or 3.9 percent, due in part to increased system expenses related to increased volume.

For the first six months of 2013, Peapack-Gladstone Bank Trust and Investments generated fee income of $7.0 million, an increase of $561 thousand, or 8.7 percent, when compared to $6.4 million for the same 2012 period. The increase reflects increased relationships and a greater mix of higher margin business, in addition to an improvement in the market value of assets under management.

For the six months ended June 30, 2013, other expenses for Peapack-Gladstone Bank Trust and Investments totaled $5.1 million compared to $4.8 million for the same period in 2012, an increase of $279 thousand, or 5.8 percent. For the six months ended June 30, 2013, salaries and benefits expense decreased $61 thousand, or 2.4 percent to $1.2 million when compared to the same period in 2012, while other operating expenses increased $337 thousand, or 17.2 percent for the six months ended June 30, 2013 when compared to the same period in 2012.

Index

Peapack-Gladstone Bank Trust & Investments currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NONPERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets. These assets totaled $11.4 million and $15.2 million at June 30, 2013 and December 31, 2012, respectively.

The following table sets forth asset quality data on the dates indicated (in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	8,075	11,290	11,732	16,958	19,011
Other real estate owned	3,347	4,141	3,496	3,392	3,073
Total nonperforming assets	$11,422	$15,431	$15,228	$20,350	$22,084

Accruing TDR’s	$6,131	$5,986	$6,415	$7,625	$7,647

Loans past due 30 through 89 days
and still accruing	$1,544	$1,791	$3,786	$2,536	$2,836

Classified loans (A)	$32,123	$35,945	$32,014	$47,017	$47,102

Impaired loans (A)	$17,977	$21,046	$18,147	$24,584	$26,658

Nonperforming loans as a % of
total loans	0.64%	0.97%	1.04%	1.55%	1.72%
Nonperforming assets as a % of
total assets	0.68%	0.94%	0.91%	1.29%	1.40%
Nonperforming assets as a % of
total loans plus other real
estate owned	0.91%	1.32%	1.34%	1.85%	1.99%

(A)	Classified loans include all impaired loans. Impaired loans include all nonaccrual loans and all TDRs.

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES: The provision for loan losses was $500 thousand and $1.5 million for the second quarters of 2013 and 2012, respectively. The provision for loan losses was $1.4 million for the first six months of 2013 compared to $3.0 million for the same 2012 period. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $500 thousand in the second quarter of 2013 was primarily related to the changes in the specific reserves on impaired loans, net charge-offs and for the impact of the net charge-off trends and environmental factors on the general reserve.

The overall allowance for loan losses was $13.4 million as of June 30, 2013 compared to $12.7 million at December 31, 2012. As a percentage of loans, the allowance for loan losses was 1.07 percent as of June 30, 2013 and 1.12 percent as of December 31, 2012. The specific reserves on impaired loans have increased to $841 thousand at June 30, 2013 compared to $813 thousand as of December 31, 2012. Total impaired loans were $18.0 million and $18.1 million as of June 30, 2013 and December 31, 2012, respectively. The general component of the allowance increased from $11.9 million at December 31, 2012 to $12.6 million at June 30, 2013. As a percentage of non-impaired loans, the general reserve remained relatively stable and was 1.02 percent and 1.07 percent at June 30, 2013 and December 31, 2012, respectively. Although the Company has experience loan growth, there has been a shift in the loan portfolio to less risky loans, such as multi-family, from the riskier construction and commercial loans that carried higher general reserves.

Index

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	June 30,	March 31,	Dec 31,	Sept 30,	June 30,
(In thousands)	2013	2013	2012	2012	2012
Allowance for loan losses:
Beginning of period	$13,279	$12,735	$13,893	$13,686	$13,496
Provision for loan losses	500	850	4,525	750	1,500
Charge-offs, net	(341)	(306)	(5,683)	(543)	(1,310)
End of period	$13,438	$13,279	$12,735	$13,893	$13,686

Allowance for loan losses as
a % of total loans	1.07%	1.14%	1.12%	1.27%	1.24%
Allowance for loan losses as
a % of nonperforming loans	166.41%	117.62%	108.55%	81.93%	71.99%

INCOME TAXES: For the second quarters of 2013 and 2012, income tax expense as a percentage of pre-tax income was 35 percent and 38 percent, respectively. Income tax expense as a percentage of pre-tax income for the first six months of 2013 was 39 percent compared to 38 percent for the same period in 2012.

CAPITAL RESOURCES: The Corporation’s total shareholders’ equity at June 30, 2013, was $124.1 million compared to $122.1 million at December 31, 2012. The primary reason for the increase is due to an increase in the Corporation’s retained earnings in the first half of 2013, offset by a decline in accumulated other comprehensive income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 Capital to average assets. For the second quarter of 2013, the Bank’s capital ratios met or exceeded the minimum to be categorized as well capitalized under the regulatory framework for prompt corrective action. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles. The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At June 30, 2013, the Bank’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 11.61 percent and 12.86 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. At June 30, 2013, the Bank’s leverage ratio was 7.25 percent, in excess of the well-capitalized standard of 5.0 percent.

At June 30, 2013, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 11.85 percent and 13.10 percent, respectively, while the Corporation’s leverage ratio was 7.39 percent.

In addition, the Corporation’s common equity ratio at June 30, 2013, was 7.39 percent compared to 7.32 percent at December 31, 2012 and 7.24 percent at June 30, 2012.

Index

As previously announced, on July 18, 2013, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 15, 2013 to shareholders of record on August 1, 2013.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent and a common equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent and require a minimum leverage ratio of 4.0 percent. The final rules also implement strict eligibility criteria for regulatory capital instruments. The phase-in period for the final rules will begin for the Corporation on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management is currently evaluating the provisions of the final rules and their expected impact to the Corporation.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including loan fundings, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments, securities available for sale, deposit inflows and loan repayments.

Management actively monitors and manages the Corporation’s liquidity position and feels it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $66.9 million at June 30, 2013. In addition, the Corporation has $270.3 million in securities designated as available for sale at June 30, 2013. These securities can be sold in response to liquidity concerns. In addition, the Corporation generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

Another source of liquidity is borrowing capacity. At June 30, 2013, unused short-term or overnight borrowing commitments totaled $491.7 million from the FHLB and $29.6 million from correspondent banks.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2013).

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

Index

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2013 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 9, 2013	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: August 9, 2013	By: /s/ Jeffrey J. Carfora
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

