Form 10-Q
period 2013-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2013-11-01
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2013

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

Number of shares of Common Stock outstanding as of October 25, 2013:

9,079,436

1

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1A	Risk Factors	Page 49
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 58
Item 6	Exhibits	Page 58
2

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	(unaudited)	(audited)
	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$5,886	$6,733
Federal funds sold	101	100
Interest-earning deposits	33,528	112,395
Total cash and cash equivalents	39,515	119,228

Securities available for sale	273,952	304,479
FHLB and FRB stock, at cost	7,707	4,639

Loans held for sale, at fair value	724	6,461
Loans held for sale, at lower of cost or fair value	—	13,749
Loans	1,396,949	1,132,584
Less: Allowance for loan losses	14,056	12,735
Net loans	1,382,893	1,119,849

Premises and equipment	29,022	30,030
Other real estate owned	2,759	3,496
Accrued interest receivable	4,017	3,864
Bank owned life insurance	31,691	31,088
Deferred tax assets, net	7,951	9,478
Other assets	17,473	21,475
TOTAL ASSETS	$1,797,704	$1,667,836

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$345,736	$298,095
Interest-bearing deposits:
Checking	338,626	346,877
Savings	115,571	109,686
Money market accounts	611,498	583,197
Certificates of deposit $100,000 and over	62,136	68,741
Certificates of deposit less than $100,000	98,996	109,831
Total deposits	1,572,563	1,516,427
Overnight borrowings	30,361	—
Federal home loan bank advances	47,692	12,218
Capital lease obligation	8,809	8,971
Accrued expenses and other liabilities	11,861	8,163
TOTAL LIABILITIES	1,671,286	1,545,779
SHAREHOLDERS’ EQUITY
Common stock (no par value; stated value, $0.83 per share; authorized 21,000,000 shares; issued shares, 9,486,414 at September 30, 2013 and 9,325,977 at December 31, 2012; outstanding shares, 9,078,236 at September 30, 2013
and 8,917,799 at December 31, 2012)	7,889	7,755
Surplus	99,963	97,675
Treasury stock at cost, 408,178 shares at September 30, 2013 and
December 31, 2012	(8,988)	(8,988)
Retained earnings	26,834	21,316
Accumulated other comprehensive income, net of income tax	720	4,299
TOTAL SHAREHOLDERS’ EQUITY	126,418	122,057
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$1,797,704	$1,667,836

See accompanying notes to consolidated financial statements. 3

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$13,041	$11,939	$36,819	$35,928
Interest on investment securities held to maturity:
Taxable	—	564	—	1,375
Tax-exempt	—	39	—	151
Interest on securities available for sale:
Taxable	1,141	1,223	3,503	4,234
Tax-exempt	199	156	591	477
Interest on loans held for sale	21	34	267	75
Interest-earning deposits	21	27	135	58
Total interest income	14,423	13,982	41,315	42,298
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	363	362	998	1,168
Interest on certificates of deposit over $100,000	191	229	618	678
Interest on other time deposits	253	321	812	1,031
Interest on borrowed funds	138	113	322	453
Interest on capital lease obligation	105	107	317	324
Total interest expense	1,050	1,132	3,067	3,654
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	13,373	12,850	38,248	38,644
Provision for loan losses	750	750	2,100	3,750

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	12,623	12,100	36,148	34,894
OTHER INCOME
Trust department income	3,295	2,918	10,291	9,353
Service charges and fees	724	694	2,088	2,073
Bank owned life insurance	278	266	826	794
Securities gains, net	188	235	715	732
Gain on loans held for sale at fair value	277	358	1,138	825
Gain on loans held for sale at lower of cost or fair value	—	—	522	—
Other income	20	88	42	176
Total other income	4,782	4,559	15,622	13,953
OPERATING EXPENSES
Salaries and employee benefits	8,927	7,029	23,941	19,550
Premises and equipment	2,325	2,290	6,967	7,034
Other operating expenses	2,913	2,674	9,629	8,193
Total operating expenses	14,165	11,993	40,537	34,777
INCOME BEFORE INCOME TAX EXPENSE	3,240	4,666	11,233	14,070
Income tax expense	1,276	1,834	4,367	5,432
NET INCOME	1,964	2,832	6,866	8,638
Dividends on preferred stock and accretion	—	—	—	474
NET INCOME AVAILABLE TO COMMON
SHAREHOLDERS	$1,964	$2,832	$6,866	$8,164
EARNINGS PER COMMON SHARE
Basic	$0.22	$0.32	$0.77	$0.93
Diluted	$0.22	$0.32	$0.76	$0.93
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	8,950,931	8,778,649	8,910,514	8,775,022
Diluted	9,022,415	8,819,431	8,982,158	8,805,859

See accompanying notes to consolidated financial statements. 4

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$1,964	$2,832	$6,866	$8,638
Other comprehensive (loss)/income:
Unrealized (losses)/gains on available for sale securities:
Unrealized holding (losses)/gains arising
during the period	(204)	1,177	(5,336)	2,296
Less: Reclassification adjustment for gains
included in net income	188	235	715	732
	(392)	942	(6,051)	1,564
Tax effect	160	(385)	2,472	(639)
Net of tax	(232)	557	(3,579)	925

Unrealized losses on the noncredit, other-than-
temporarily impaired held to maturity securities
and on securities transferred from available for
sale to held to maturity	—	60	—	173
Tax effect	—	(25)	—	(71)
Net of tax	—	35	—	102

Total other comprehensive (loss)/income	(232)	592	(3,579)	1,027

Total comprehensive income	$1,732	$3,424	$3,287	$9,665

See accompanying notes to consolidated financial statements. 5

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Nine Months Ended September 30, 2013

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Income	Total

Balance at January 1, 2013
8,917,799 common shares
outstanding	$7,755	$97,675	$(8,988)	$21,316	$4,299	$122,057

Net income				6,866		6,866
Net change in accumulated
other comprehensive income/(loss)					(3,579)	(3,579)
Issuance of restricted stock
39,474 shares	33	(33)				—
Amortization of restricted stock		304				304
Cash dividends declared on
common stock
($0.15 per share)				(1,348)		(1,348)
Common stock option expense		234				234
Common stock options
exercised and related tax
benefits, 1,782 shares	2	15				17
Sales of shares (Dividend
Reinvestment Program),
112,156 shares	93	1,644				1,737
Issuance of shares for
Profit Sharing Plan
7,025 shares	6	124				130
Balance at September 30, 2013
9,078,236 common shares
outstanding	$7,889	$99,963	$(8,988)	$26,834	$720	$126,418

See accompanying notes to consolidated financial statements. 6

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
OPERATING ACTIVITIES:	2013	2012
Net income:	$6,866	$8,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,196	2,214
Amortization of premium and accretion of discount on securities, net	1,499	1,708
Amortization of restricted stock	304	332
Provision for loan losses	2,100	3,750
Provision for OREO losses	930	—
Provision for deferred taxes	3,999	—
Tax benefit on exercise of stock options	—	2
Stock-based compensation	234	253
Gains on security sales, available for sale	(715)	(648)
Gains on securities, held to maturity	—	(84)
Loans originated for sale at fair value	(66,293)	(67,503)
Proceeds from sales of loans at fair value	73,169	62,726
Gains on loans held for sale at fair value	(1,138)	(825)
Gains on loans held for sale at lower of cost or fair value	(522)	—
(Gains)/Losses on sale of other real estate owned	(2)	62
Losses/(Gains) on disposal of fixed assets	49	(7)
Increase in cash surrender value of life insurance, net	(603)	(595)
(Increase)/Decrease in accrued interest receivable	(153)	38
Decrease/(Increase) in other assets	4,002	(572)
Increase in accrued expenses and other liabilities	3,536	1,801
NET CASH PROVIDED BY OPERATING ACTIVITIES	29,458	11,290
INVESTING ACTIVITIES:
Maturities of investment securities held to maturity	—	36,714
Maturities of securities available for sale	68,794	61,794
Calls of securities held to maturity	—	136
Calls of securities available for sale	18,115	23,598
Sales of securities available for sale	42,839	29,358
Purchase of investment securities held to maturity	—	(9,546)
Purchase of securities available for sale, including FHLB and FRB stock	(109,124)	(47,913)
Proceeds from sales of loans held for sale at lower of cost or fair value	14,271	—
Net increase in loans	(268,263)	(60,046)
Sales of other real estate owned	2,928	2,512
Purchases of premises and equipment	(1,237)	(738)
Purchase of life insurance	—	(2,996)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(231,677)	32,873
FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	56,136	(11,206)
Net increase in overnight borrowings	30,361	—
Net increase in other borrowings	35,692
Repayments of Federal Home Loan Bank advances	(218)	(5,345)
Redemption of preferred stock	—	(14,341)
Repurchase of warrants	—	(111)
Cash dividends paid on preferred stock	—	(112)
Cash dividends paid on common stock	(1,348)	(1,330)
Exercise of Stock Options	17	21
Sales of shares (DRIP Program)	1,737	128
Purchase of shares for Profit Sharing Plan	130	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	122,507	(32,296)
Net decrease in cash and cash equivalents	(79,713)	11,867
Cash and cash equivalents at beginning of period	119,228	43,053
Cash and cash equivalents at end of period	$39,515	$54,920

See accompanying notes to consolidated financial statements. 7

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2012 for Peapack-Gladstone Financial Corporation (the “Corporation”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012.

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

Securities: Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. As of September 30, 2013 and December 31, 2012, the Corporation no longer had any debt securities classified as held to maturity.

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

The majority of the Corporation’s loans are secured by real estate in the New Jersey and New York area.

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

Multifamily and Commercial Real Estate Loans. The Bank provides mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) and other commercial real estate that is either owner occupied or managed as an investment property in New Jersey and New York. Commercial real estate properties primarily include office and medical buildings, retail space, and warehouse or flex space. Some properties are considered “mixed use” as they are a combination of building types, such as an apartment building that may also have retail space. Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

For the three months ended September 30, 2013 and 2012, the Corporation recorded total compensation cost for stock options of $65 thousand and $83 thousand respectively, with a recognized tax benefit of $11 thousand for the quarter ended September 30, 2013 and $15 thousand for the September 30, 2012 quarter. The Corporation recorded total compensation cost for stock options for the nine months ended September 30, 2013 and 2012, of $234 thousand and $253 thousand, respectively, with a recognized tax benefit of $41 thousand for the nine months ended September 30, 2013 and $45 thousand for the nine months ended September 30, 2012. There was approximately $568 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at September 30, 2013. That cost is expected to be recognized over a weighted average period of 1.2 years.

For the Corporation’s stock option plans, changes in options outstanding during the nine months ended September 30, 2013 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2013	613,507	$22.37
Granted during 2013	84,050	14.81
Exercised during 2013	(2,790)	11.76
Expired during 2013	(36,996)	26.08
Forfeited during 2013	(2,938)	13.41
Balance, September 30, 2013	654,833	$21.27	4.06 years	$599
Vested and expected to vest (1)	619,909	$21.71	4.06 years	$778
Exercisable at September 30, 2013	471,024	$24.34	2.37 years	$75

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of 2013 and the exercise price, multiplied by the number of in-the-money options). The Corporation’s closing stock price on September 30, 2013 was $18.55.

For the third quarter of 2013, the per share weighted-average fair value of stock options granted was $6.89 compared to $5.29 for the same quarter of 2012. The per share weighted-average fair value of stock options granted during the first nine months of 2013 and 2012 was $5.28 and $3.91, respectively on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Dividend Yield	1.09%	1.24%	1.31%	1.47%
Expected volatility	41%	39%	39%	39%
Expected life	7 years	7 years	7 years	7 years
Risk-free interest rate	1.88%	1.08%	1.13%	1.43%

The Corporation also awards restricted stock to certain executives at a fair value equal to the fair value of the Corporation’s common stock on the date of the grant. The awards may vest fully during a period of up to five years after the date of award.

For the three months ended September 30, 2013 and 2012, the Corporation recorded total compensation cost for restricted shares of $264 thousand and $111 thousand, respectively. For the nine months ended September 30, 2013 and 2012, the Corporation recorded total compensation cost for restricted stock awards of $461 thousand and $332 thousand, respectively. As of September 30, 2013, there was approximately $795 thousand of unrecognized compensation cost related to non-vested restricted stock awards granted under the Corporation’s stock incentive plans, which is expected to be recognized over a weighted average period of 1.5 years.

Changes in non-vested, restricted common shares for 2013 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2013	82,717	$12.87
Granted during 2013	39,474	14.87
Vested during 2013	(19,035)	13.48
Balance, September 30, 2013	103,156	$13.52

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2013	2012	2013	2012

Net income to common shareholders	$1,964	$2,832	$6,866	$8,164

Basic weighted-average common shares outstanding	8,950,931	8,778,649	8,910,514	8,775,022
Plus: common stock equivalents	71,484	40,782	71,644	30,837
Diluted weighted-average common shares outstanding	9,022,415	8,819,431	8,982,158	8,805,859
Net income per common share
Basic	$0.22	$0.32	$0.77	$0.93
Diluted	0.22	0.32	0.76	0.93

Stock options and restricted stock totaling 461,564 and 569,642 shares were not included in the computation of diluted earnings per share in the third quarters of 2013 and 2012, respectively, because they were considered antidilutive. Stock options and restricted stock totaling 479,827 and 590,867 shares were not included in the computation of diluted earnings per share in the nine months ended September 30, 2013 and 2012, respectively, because they were considered antidilutive.

Income Taxes: The Corporation files a consolidated Federal income tax return and separate state income tax returns for each subsidiary based on current laws and regulations.

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2009 or by New Jersey tax authorities for years prior to 2008.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Corporation did not have any amounts accrued for interest and penalties at September 30, 2013.

Reclassification: Certain reclassifications may have been made in the prior periods’ financial statements in order to conform to the 2013 presentation.

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of September 30, 2013 and December 31, 2012 follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$15,984	$—	$(770)	$15,214
Mortgage-backed securities – residential	194,093	3,220	(1,011)	196,302
State and political subdivisions	56,658	529	(79)	57,108
Single-issuer trust preferred security	2,999	—	(599)	2,400
CRA investment	3,000	—	(72)	2,928
Total	$272,734	$3,749	$(2,531)	$273,952

	December 31, 2012
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$26,647	$200	$(2)	$26,845
Mortgage-backed securities – residential	215,092	6,366	(18)	221,440
State and political subdivisions	49,262	1,372	(2)	50,632
Single-issuer trust preferred security	2,999	—	(710)	2,289
CRA investment	3,000	62	—	3,062
Marketable equity securities	210	1	—	211
Total	$297,210	$8,001	$(732)	$304,479

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored
entities	$15,214	$(770)	$—	$—	$15,214	$(770)
Mortgage-backed securities -
residential	67,274	(1,008)	84	(3)	67,358	(1.011)
State and political subdivisions	5,938	(79)	—	—	5,938	(79)
Single-issuer trust preferred
security	—	—	2,400	(599)	2,400	(599)
CRA investment	2,928	(72)	—	—	2,928	(72)
Total	$91,354	$(1,929)	$2,484	$(602)	$93,838	$(2,531)

	December 31, 2012
	Duration of Unrealized Loss
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government sponsored
Entities	$4,998	$(2)	$—	$—	$4,998	$(2)
Mortgage-backed securities-
residential	8,433	(17)	95	(1)	8,528	(18)
State and political subdivisions	1,290	(2)	—	—	1,290	(2)
Single-issuer trust preferred
Security	—	—	2,289	(710)	2,289	(710)
Total	$14,721	$(21)	$2,384	$(711)	$17,105	$(732)

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of September 30, 2013, the Corporation does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in unrealized loss position were determined to be other-than-temporarily impaired.

At September 30, 2013, the unrealized loss on the single-issuer trust preferred security of $599 thousand is related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at September 30, 2013.

3. LOANS

Loans outstanding, by general ledger classification, as of September 30, 2013 and December 31, 2012, consisted of the following:

		% of		% of
	September 30,	Total	December 31,	Total
(In thousands)	2013	Loans	2012	Loans
Residential mortgage	$527,927	37.79%	$515,014	45.47%
Commercial mortgage	680,762	48.73	420,086	37.09
Commercial loans	110,843	7.93	115,372	10.19
Construction loans	8,390	0.60	9,328	0.83
Home equity lines of credit	47,020	3.37	49,635	4.38
Consumer loans, including fixed
rate home equity loans	19,932	1.43	21,188	1.87
Other loans	2,075	0.15	1,961	0.17
Total loans	$1,396,949	100.00%	$1,132,584	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of September 30, 2013 and December 31, 2012:

		% of		% of
	September 30,	Total	December 31,	Total
(In thousands)	2013	Loans	2012	Loans
Primary residential mortgage	$538,758	38.67%	$527,803	46.74%
Home equity lines of credit	47,020	3.37	49,635	4.40
Junior lien loan on residence	13,169	0.95	11,893	1.05
Multifamily property	393,889	28.27	161,705	14.32
Owner-occupied commercial real estate	82,437	5.92	84,720	7.50
Investment commercial real estate	264,516	18.99	242,586	21.48
Commercial and industrial	32,095	2.30	25,820	2.29
Secured by farmland	201	0.01	207	0.02
Agricultural production loans	—	N/A	14	N/A
Commercial construction loans	8,390	0.60	9,323	0.83
Consumer and other loans	12,783	0.92	15,480	1.37
Total loans	$1,393,258	100.00%	$1,129,186	100.00%
Net deferred fees	3,691		3,398
Total loans including net deferred costs	$1,396,949		$1,132,584

Included in the totals above for September 30, 2013 are $417 thousand of unamortized discount compared to $543 thousand of unamortized discount for December 31, 2012.

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of September 30, 2013 and December 31, 2012:

September 30, 2013
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$3,816	$120	$534,942	$2,782	$538,758	$2,902
Home equity lines
of credit	158	—	46,862	238	47,020	238
Junior lien loan
on residence	225	—	12,944	202	13,169	202
Multifamily
property	—	—	393,889	2,910	393,889	2,910
Owner-occupied
commercial
real estate	3,390	—	79,047	2,075	82,437	2,075
Investment
commercial
real estate	4,949	769	259,567	3,799	264,516	4,568
Commercial and
industrial	486	291	31,609	692	32,095	983
Secured by
farmland	—	—	201	2	201	2
Agricultural
production	—	—	—	—	—	—
Commercial
construction	3,770	—	4,620	110	8,390	110
Consumer and
other	—	—	12,783	66	12,783	66
Total ALLL	$16,794	$1,180	$1,376,464	$12,876	$1,393,258	$14,056

December 31, 2012
		Ending		Ending
		ALLL		ALLL
	Total	Attributable	Total	Attributable
	Loans	To Loans	Loans	To Loans		Total
	Individually	Individually	Collectively	Collectively		Ending	Allocation
	Evaluated	Evaluated	Evaluated	Evaluated		ALLL	Of Previous	Total
	For	For	For	For	Total	Before	Unallocated	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	Allocation	ALLL	ALLL
Primary residential
mortgage	$7,155	$148	$520,648	$2,789	$527,803	$2,937	$110	$3,047
Home equity
lines of credit	110	—	49,525	257	49,635	257	10	267
Junior lien loan
on residence	562	240	11,331	71	11,893	311	3	314
Multifamily
property	—	—	161,705	1,255	161,705	1,255	50	1,305
Owner-occupied
commercial
real estate	4,724	—	79,996	2,413	84,720	2,413	96	2,509
Investment
commercial
real estate	5,173	384	237,413	3,627	242,586	4,011	144	4,155
Commercial and
industrial	423	41	25,397	733	25,820	774	29	803
Secured by
farmland	—	—	207	3	207	3	—	3
Agricultural
production	—	—	14	—	14	—	—	—
Commercial
construction	—	—	9,323	231	9,323	231	9	240
Consumer and
other	—	—	15,480	89	15,480	89	3	92
Unallocated	—	—	—	454	—	454	(454)	—
Total ALLL	$18,147	$813	$1,111,039	$11,922	$1,129,186	$12,735	$—	$12,735

Impaired loans include nonaccrual loans of $6.9 million at September 30, 2013 and $11.7 million at December 31, 2012. Impaired loans also include performing residential, commercial mortgage and commercial troubled debt restructured loans of $6.1 million at September 30, 2013 and $6.4 million at December 31, 2012. The allowance allocated to troubled debt restructured loans which are nonaccrual was $261 thousand at September 30, 2013 and the allowance allocated to troubled debt restructured loans which are nonaccrual was $240 thousand at December 31, 2012. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of September 30, 2013. The Corporation has not committed to lend additional amounts as of September 30, 2013 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012:

September 30, 2013
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	3,951	3,195	—	5,405	$60
Multifamily property	—	—	—	—	—
Owner-occupied commercial real estate	3,645	3,390	—	4,290	55
Investment commercial real estate	—	—	—	144	2
Commercial and industrial	165	165	—	106	3
Commercial Construction	3,770	3,770	—	—	—
Home equity lines of credit	160	158	—	121	4
Junior lien loan on residence	302	225	—	344	6
Consumer and other	—	—	—	—	—
Total loans with no related allowance	11,993	10,903	—	10,410	$130
With related allowance recorded:
Primary residential mortgage	621	621	120	631	$28
Owner-occupied commercial real estate	—	—	—	—	—
Investment commercial real estate	4,949	4,949	769	4,949	619
Commercial and industrial	331	321	291	252	4
Junior lien loan on residence	—	—	—	—	—
Total loans with related allowance	5,901	5,891	1,180	5,832	$651
Total loans individually evaluated for
impairment	17,894	16,794	1,180	16,242	$781

December 31, 2012
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$8,605	$6,148	$—	$8,110	$384
Multifamily property	—	—	—	185	16
Owner-occupied commercial real estate	4,971	4,724	—	9,575	570
Investment commercial real estate	336	—	—	796	51
Commercial and industrial	432	345	—	640	47
Home equity lines of credit	110	110	—	221	11
Junior lien loan on residence	429	235	—	439	30
Total loans with no related allowance	$14,883	$11,562	$—	$19,966	$1,109
With related allowance recorded:
Primary residential mortgage	$1,056	$1,007	$148	$851	$38
Multifamily property	—	—	—	—	—
Owner-occupied commercial real estate	—	—	—	—	—
Investment commercial real estate	5,183	5,173	384	5,013	251
Commercial and industrial	78	78	41	92	74
Junior lien loan on residence	327	327	240	—	8
Commercial construction	—	—	—	194	—
Total loans with related allowance	$6,644	$6,585	$813	$6,150	$371
Total loans individually evaluated for
Impairment	$21,527	$18,147	$813	$26,116	$1,480

The Corporation did not recognize any income on nonaccruing impaired loans for the three and nine months ended September 30, 2013 and 2012.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$2,804	$—
Home equity lines of credit	111	—
Junior lien loan on residence	225	—
Owner-occupied commercial real estate	3,390	—
Commercial and industrial	361	—
Total	$6,891	$—

	December 31, 2012
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$6,519	$—
Home equity lines of credit	110	—
Junior lien loan on residence	562	—
Owner-occupied commercial real estate	4,317	—
Investment commercial real estate	224	—
Total	$11,732	$—

The following tables present the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012 by class of loans, excluding nonaccrual loans:

	September 30, 2013
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,661	$96	$—	$1,757
Home equity lines of credit	24	—	—	24
Investment commercial real estate	—	244	—	244
Consumer and other loans	13	1	—	14
Total	$1,698	$341	$—	$2,039

	December 31, 2012
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,513	$203	$—	$2,716
Home equity lines of credit	25	—	—	25
Junior lien loan on residence	31	—	—	31
Owner-occupied commercial real estate	407	—	—	407
Investment commercial real estate	592	—	—	592
Commercial and industrial	15	—	—	15
Total	$3,583	$203	$—	$3,786

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of September 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$533,479	$1,101	$4,178	$—
Home equity lines of credit	46,909	—	111	—
Junior lien loan on residence	12,916	—	253	—
Multifamily property	393,374	515	—	—
Farmland	201	—	—	—
Owner-occupied commercial real estate	72,369	653	9,415	—
Investment commercial real estate	234,645	15,654	14,217	—
Agricultural production loans	—	—	—	—
Commercial and industrial	31,585	24	486	—
Commercial construction	3,067	1,553	3,770	—
Consumer and other loans	11,931	852	—	—
Total	$1,340,476	$20,352	$32,430	$—

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$517,336	$3,152	$7,315	$—
Home equity lines of credit	49,525	—	110	—
Junior lien loan on residence	11,294	37	562	—
Multifamily property	161,229	476	—	—
Owner-occupied commercial real estate	73,809	334	10,577	—
Investment commercial real estate	216,394	13,237	12,955	—
Agricultural production loans	14	—	—	—
Commercial and industrial	25,191	134	495	—
Secured by farmland	207	—	—	—
Commercial construction	3,999	5,324	—	—
Consumer and other loans	15,480	—	—	—
Total	$1,074,478	$22,694	$32,014	$—

At September 30, 2013, $16.8 million of the $32.4 million of the substandard loans were also considered impaired compared to December 31, 2012, when $18.1 million of the $32.0 million of the substandard loans were also impaired.

The activity in the allowance for loan losses for the three months ended September 30, 2013 is summarized below:

	July 1,				September 30,
	2013				2013
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$3,062	$(155)	$35	$(40)	$2,902
Home equity lines of credit	253	—	—	(15)	238
Junior lien loan on residence	71	(50)	2	179	202
Multifamily property	2,159	—	—	751	2,910
Owner-occupied commercial real estate	2,414	—	19	(358)	2,075
Investment commercial real estate	4,160	—	6	402	4,568
Agricultural production loans	—	—	—	—	—
Commercial and industrial	1,130	—	12	(159)	983
Secured by farmland	3	—	—	(1)	2
Commercial construction	112	—	—	(2)	110
Consumer and other loans	74	(3)	2	(7)	66
Total ALLL	$13,438	$(208)	$76	$750	$14,056

The activity in the allowance for loan losses for the nine months ended September 30, 2013 is summarized below:

	January 1,				September 30,
	2013				2013
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$3,047	$(611)	$48	$418	$2,902
Home equity lines of credit	267	—	—	(29)	238
Junior lien loan on residence	314	(345)	9	224	202
Multifamily property	1,305	—	11	1,594	2,910
Owner-occupied commercial real estate	2,509	—	57	(491)	2,075
Investment commercial real estate	4,155	—	18	395	4,568
Agricultural production loans	—	—	—	—	—
Commercial and industrial	803	(15)	49	146	983
Secured by farmland	3	—	—	(1)	2
Commercial construction	240	—	1	(131)	110
Consumer and other loans	92	(7)	6	(25)	66
Total ALLL	$12,735	$(978)	$199	$2,100	$14,056

The activity in the allowance for loan losses for the three months ended September 30, 2012 is summarized below:

	July 1,				September 30,
	2012				2012
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,602	$(183)	$1	$499	$2,919
Home equity lines of credit	208	—	—	45	253
Junior lien loan on residence	55	—	1	10	66
Multifamily property	839	(18)	—	154	975
Farmland	3	—	—	—	3
Owner-occupied commercial real estate	3,418	(345)	19	271	3,363
Investment commercial real estate	4,784	(64)	2	(122)	4,600
Agricultural production loans	1	—	—	—	1
Commercial and industrial	917	—	51	(152)	816
Commercial construction	234	—	—	57	291
Consumer and other loans	77	(8)	1	8	78
Unallocated	548	—	—	(20)	528
Total ALLL	$13,686	$(618)	$75	$750	$13,893

The activity in the allowance for loan losses for the nine months ended September 30, 2012 is summarized below:

	January 1,				September 30,
	2012				2012
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,414	$(1,171)	$2	$1,674	$2,919
Home equity lines of credit	204	(91)	—	140	253
Junior lien loan on residence	64	(57)	5	54	66
Multifamily property	705	(393)	—	663	975
Farmland	—	—	—	3	3
Owner-occupied commercial real estate	3,108	(1,261)	145	1,371	3,363
Investment commercial real estate	4,181	(120)	11	528	4,600
Agricultural production loans	1	—	—	—	1
Commercial and industrial	1,291	(112)	55	(418)	816
Commercial construction	669	(72)	—	(306)	291
Consumer and other loans	78	(28)	7	21	78
Unallocated	508	—	—	20	528
Total ALLL	$13,223	$(3,305)	$225	$3,750	$13,893

Troubled Debt Restructurings:

The Corporation has allocated $919 thousand and $483 thousand of specific reserves, on accruing TDR’s, to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 and December 31, 2012, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine month period ending September 30, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three-month period ending September 30, 2013:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	1	$278	$278
Total	1	$278	$278

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2013:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	4	$760	$760
Total	4	$760	$760

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses. There were no loans modified as troubled debt restructurings that occurred during the three month period ending September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	4	603	$603
Junior lien on residence	1	240	240
Owner-occupied commercial real estate	1	2,177	2,177
Total	6	3,020	$3,020

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the nine month period ended September 30, 2013:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$59
Total	1	$59

There were no loans modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the nine months ended September 30, 2012.

The default that occurred during the nine months ended September 30, 2013 did not have a significant impact on the allowance for loan losses.

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

4. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $47.7 million and $12.2 million at September 30, 2013 and December 31, 2012, respectively, with a weighted average interest rate of 1.95 and 3.03 percent, respectively. Advances totaling $35.7 million, with a weighted average interest rate of 1.59 percent at September 30, 2013, have fixed maturity dates. These advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $389.5 million at September 30, 2013.

Also at September 30, 2013, the Corporation had $12.0 million in variable rate advances, with a weighted average rate of 3.01 percent, that are noncallable for one, two or three years and then callable quarterly with final maturities of five , seven or ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $14.0 million at September 30, 2013.

There were overnight borrowings of $30.4 million at September 30, 2013. There were no overnight borrowings at December 31, 2012. Overnight borrowings from the FHLB averaged $18.9 million and $6.4 million with a weighted average interest rate of 0.35 percent and 0.34 percent for the three and nine months ended September 30, 2013, respectively.

The final maturity dates of the advances and other borrowings are scheduled as follows:

(In thousands)
2013	$—
2014	—
2015	—
2016	11,897
2017	14,897
Over 5 years	20,898
Total	$47,692

5. BUSINESS SEGMENTS

The Corporation assesses its results among two operating segments, Banking and Peapack-Gladstone Bank Trust & Investments. Management uses certain methodologies to allocate income and expense to the business segments. A funds transfer pricing methodology is used to assign interest income and interest expense. Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

Banking: The Banking segment includes commercial, commercial real estate, residential and consumer lending activities; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support and sales.

Peapack-Gladstone Bank Trust & Investments: Peapack-Gladstone Bank Trust & Investments includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013
		Peapack-
		Gladstone
		Bank Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$12,537	$836	$13,373
Noninterest income	1,427	3,355	4,782
Total income	13,964	4,191	18,155

Provision for loan losses	750	—	750
Salaries and benefits	6,975	1,952	8,927
Premises and equipment expense	2,181	144	2,325
Other noninterest expense	1,894	1,019	2,913
Total noninterest expense	11,800	3,115	14,915
Income before income tax expense	2,164	1,076	3,240
Income tax expense	850	426	1,276
Net income	$1,314	$650	$1,964
24

	Three Months Ended September 30, 2012
		Peapack-
		Gladstone
		Bank Trust
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

	Nine Months Ended September 30, 2013
		Peapack-
		Gladstone
		Bank Trust
(In thousands)	Banking	& Investments	Total
Net interest income	$35,602	$2,646	$38,248
Noninterest income	5,051	10,571	15,622
Total income	40,653	13,217	53,870

Provision for loan losses	2,100	—	2,100
Salaries and benefits	19,464	4,477	23,941
Premises and equipment expense	6,531	436	6,967
Other noninterest expense	6,311	3,318	9,629
Total noninterest expense	34,406	8,231	42,637
Income before income tax expense	6,247	4,986	11,233
Income tax expense	2,429	1,938	4,367
Net income	$3,818	$3,048	$6,866

Total assets for period end	$1,796,440	$1,264	$1,797,704

	Nine Months Ended September 30, 2012
		Peapack-
		Gladstone
		Bank Trust
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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as, the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount of up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral dependent impaired loans we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of September 30, 2013, all collateral dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis
	Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$15,214	$—	$15,214	$—
Mortgage-backed securities-
residential	196,302	—	196,302	—
State and political subdivisions	57,108	—	57,108	—
Single-issuer trust preferred	2,400	—	2,400	—
CRA investment fund	2,928	2,928	—	—
Total	$273,952	$2,928	$271,024	$—

	December 31,
(In thousands)	2012
Assets:
Available for sale:
U.S. government-sponsored
entities	$26,845	$—	$26,845	$—
Mortgage-backed securities-
residential	221,440	—	221,440	—
State and political subdivisions	50,632	—	50,632	—
Single-Issuer Trust Preferred	2,289	—	2,289	—
CRA investment fund	3,062	3,062	—	—
Marketable equity securities	211	211	—	—
Total	$304,479	$3,273	$301,206	$—

The Corporation has elected the fair value option for loans held for sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Corporation’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2013 and December 31, 2012.

There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2013.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis
	Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
OREO	$1,060	$—	$—	$1,060

	December 31,
(In thousands)	2012
Assets:
Impaired loans:
Primary residential
mortgage	$346	$—	$—	$346
Investment commercial
real estate	160	—	—	160
Loans held for sale:
Primary residential mortgage	592	—	592	—
Multifamily	282	—	282	—
Owner-occupied commercial
mortgage	5,960	—	5,960	—
Investment commercial
real estate	6,652	—	6,652	—
Commercial and industrial	263	—	263	—

OREO	1,990	—	—	1,990

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $1 thousand, with a valuation allowance of $1 thousand at September 30, 2013. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $596 thousand, with a valuation allowance of $90 thousand at December 31, 2012.

At both September 30, 2013 and December 31, 2012, OREO at fair value represents one commercial property. Provision for OREO on this property totaled $930 thousand during the nine months ended September 30, 2013. There was no provision on OREO made on this property during the three months ended September 30, 2013 and 2012 and during the nine months ended September 30, 2012.

The carrying amounts and estimated fair values of financial instruments at September 30, 2013 are as follows:

		Fair Value Measurements at September 30, 2013 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$39,515	$38,266	$1,249	$—	$39,515
Securities available for sale	273,952	2,928	271,024	—	273,952
FHLB and FRB stock	7,707	—	—	—	N/A
Loans held for sale	724	—	724	—	724
Loans, net of allowance for loan losses	1,382,893	—	—	1,361,362	1,361,362
Accrued interest receivable	4,017	—	820	3,197	4,017
Financial liabilities
Deposits	$1,572,563	$1,411,431	$161,694	$—	$1,573,125
Overnight borrowings	30,361	—	30,361	—	30,361
Federal home loan bank advances	47,692	—	48,763	—	48,763
Accrued interest payable	299	45	254	—	299

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 are as follows:

		Fair Value Measurements at December 31, 2012 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$119,228	$116,284	$2,944	$—	$119,228
Securities available for sale	304,479	3,273	301,206	—	304,479
FHLB and FRB stock	4,639	—	—	—	N/A
Loans held for sale	20,210	—	20,210	—	20,210
Loans, net of allowance for loan losses	1,119,849	—	—	1,120,537	1,120,537
Accrued interest receivable	3,864	—	958	2,906	3,864
Financial liabilities
Deposits	$1,516,427	$1,337,855	$180,505	$—	$1,518,360
Federal home loan bank advances	12,218	—	13,518	—	13,518
Accrued interest payable	306	37	269	—	306

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

7. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
FDIC assessment	$275	$299	$835	$941
Trust department expense	384	276	1,285	1,130
Professional and legal fees	525	369	1,455	855
Loan expense	120	201	482	711
Provision for ORE losses	—	—	930	—
Other operating expenses	1,609	1,529	4,642	4,556
Total other operating expenses	$2,913	$2,674	$9,629	$8,193

8. OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended September 30, 2013 and 2012:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
		Income/(Loss)	Other	Ended	Balance at
	Balance at	Before	Comprehensive	September 30,	September 30,
(In thousands)	June 30, 2013	Reclassifications	Income	2013	2013

Net unrealized holding gain/(loss)
on securities available for sale,
net of tax	$952	$(110)	$(122)	$(232)	$720
Accumulated other
comprehensive income/(loss),
net of tax	$952	$(110)	$(122)	$(232)	$720

			Amount	Other
			Reclassified	Comprehensive
		Other	from	Income
		Comprehensive	Accumulated	Three Months
		Income	Other	Ended	Balance at
	Balance at	Before	Comprehensive	September 30,	September 30,
(In thousands)	June 30, 2012	Reclassifications	Income	2012	2012

Net unrealized holding gain/(loss)
on securities available for sale,
net of tax	$3,574	$710	$(153)	$557	$4,131
Unrealized losses on the
noncredit, other-than-
temporarily impaired held to
maturity securities and on
securities transferred from
available for sale to held
to maturity	(3,035)	35	—	35	(3,000)
Accumulated other
comprehensive income/
(loss), net of tax	$539	$745	$(153)	$592	$1,131

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
(In thousands)	2012	2013	Affected Line Item in Statements of Income
Unrealized gains/(losses) on
securities available for sale:
Realized gain on securities sales	188	235	Securities gains, net
Income tax expense	(66)	(82)	Income tax expense
Total reclassifications, net of tax	122	153

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the nine months ended September 30, 2013 and 2012:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2012	Reclassifications	Income	2013	2013

Net unrealized holding gain/(loss)
on securities available for sale,
net of tax	$4,299	$(3,114)	$(465)	$(3,579)	$720
Accumulated other
comprehensive income/(loss),
net of tax	$4,299	$(3,114)	$(465)	$(3,579)	$720

			Amount	Other
			Reclassified	Comprehensive
		Other	from	Income
		Comprehensive	Accumulated	Nine Months
	Balance at	Income	Other	Ended	Balance at
	December 31,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2011	Reclassifications	Income	2012	2012

Net unrealized holding gain/(loss)
on securities available for sale,
net of tax	$3,206	$1,401	$(476)	$925	$4,131
Unrealized losses on the
noncredit, other-than-
temporarily impaired held to
maturity securities and on
securities transferred from
available for sale to held
to maturity	(3,102)	102	—	102	(3,000)
Accumulated other
comprehensive income/
(loss), net of tax	$104	$1,503	$(476)	$1,027	$1,131

The following represents the reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
(In thousands)	2012	2013	Affected Line Item in Statements of Income
Unrealized gains/(losses) on
securities available for sale:
Realized gain on securities sales	715	732	Securities gains, net
Income tax expense	(250)	(256)	Income tax expense
Total reclassifications, net of tax	465	476

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future interest income and net loans, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Corporation’s Form 10-K for the year ended December 31, 2012 and the following:

•	inability to successfully grow our business and implement our strategic plan including an inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;
•	inability to manage our growth;
•	inability to successfully integrate our expanded employee base;
•	a continued or unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of non-performing loans;
•	declines in our net interest margin caused by the low interest rate environment and highly competitive market;
•	unexpected changes in interest rates;
•	a continued or unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;
•	successful cyber-attacks against our IT infrastructure or that of our IT providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	inability to successfully generate new business in new geographic markets;
•	inability to execute upon new business initiatives;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

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

The Corporation accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into ASC 320. Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment, risk, liquidity or other factors. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. As of September 30, 2013 and December 31, 2012, the Corporation no longer had debt securities classified as held to maturity.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-then-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Corporation intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Corporation recognized no other-than-temporary impairment charges in the nine months ended September 30, 2013 and 2012.

EXECUTIVE SUMMARY: The Corporation recorded net income of $2.0 million for the third quarter of 2013 compared to $2.8 million for the same quarter of 2012. Diluted earnings per common share were $0.22 and $0.32 for the third quarters of 2013 and 2012, respectively. Annualized return on average assets was 0.45 percent and annualized return on average common equity was 6.28 percent for the third quarter of 2013. For the 2013 quarter, net income includes a $933 thousand compensation expense accrual related to certain staff restructurings, resulting in an after-tax charge of approximately $569 thousand or approximately $0.06 per fully diluted share.

For the third quarter of 2013, net interest income, on a fully tax-equivalent basis, was $13.5 million compared to $13.0 million for the same quarter of 2012, an increase of $523 thousand or 4.0 percent. The net interest margin, on a fully tax-equivalent basis, was 3.28 percent and 3.50 percent, for the three months ended September 30, 2013 and 2012, respectively.

Loans averaged $1.32 billion for the third quarter of 2013, increasing $224.0 million, or 20.4 percent, from $1.10 billion for the same quarter of 2012. The yield on loans was 3.95 percent and 4.36 percent for the third quarters of 2013 and 2012, respectively, declining 41 basis points from the 2012 quarter to the 2013 quarter.

Average deposits for the third quarters of 2013 and 2012, were $1.55 billion and $1.44 billion, respectively, increasing $112.8 million or 7.9 percent. The average cost of interest-bearing deposits was 0.27 percent for the third quarter of 2013, compared to 0.32 percent for the same quarter in 2012, a decline of five basis points.

For the nine months ended September 30, 2013 and 2012, the Corporation recorded net income of $6.9 million and $8.6 million, respectively, a decline of $1.8 million or 20.5 percent from the same period of 2012. Diluted earnings per common share were $0.76 for the nine months ended September 30, 2013 compared to $0.93 for the same period in 2012, after giving effect for the preferred dividend in 2012. Annualized return on average assets was 0.55 percent and annualized return on average common equity was 7.35 percent for the first nine months of 2013. The nine months ended September 30, 2013 included a $930 thousand provision for REO on one property, resulting in an after-tax charge of approximately $595 thousand, or approximately $0.07 per fully diluted share as well as a $933 thousand compensation expense accrual related to certain staff restructurings, resulting in an after-tax charge of approximately $569 thousand or approximately $0.06 per fully diluted share. The 2013 year-to-date net income includes a decline in the provision for loan losses and increases in trust fee income and gain on sale of loans, offset by an increase in operating expenses, principally due to compensation expense accruals and the implementation of the Corporation’s strategic plan.

Net interest income, on a fully tax-equivalent basis, was $38.7 million and $39.1 million for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $427 thousand or 1.1 percent. The net interest margin, on a fully tax-equivalent basis, was 3.26 percent for the nine months ended September 30, 2013 compared to 3.52 for the same period of 2012.

Loans averaged $1.22 billion for the nine months ended September 30, 2013, increasing $138.0 million or 12.7 percent, from the $1.08 billion average for the same period of 2012. For the nine months ended September 30, 2013 and 2012, the yield on loans was 4.02 percent and 4.43 percent, respectively, declining 41 basis points from the 2012 year-to-date compared to the 2013 year-to-date.

For the nine months ended September 30, 2013, deposits averaged $1.51 billion compared to $1.42 billion for the same period of 2012, increasing $88.4 million or 6.2 percent. The average cost of interest-bearing deposits was 0.27 percent and 0.34 percent for the first nine months of 2013 and 2012, respectively.

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

EARNINGS ANALYSIS

NET INTEREST INCOME: For the third quarter of 2013, the Corporation recorded net interest income, on a fully tax-equivalent basis, of $13.5 million, an increase of $523 thousand or 4.0 percent, compared to the same period of 2012. The net interest margin was 3.28 percent and 3.50 percent, for the third quarters of 2013 and 2012, respectively. For the third quarter of 2013, net interest income increased due to the positive effect of increased loan growth, partially offset by the effect of lower market yields when compared to the same quarter in 2012. The net interest margin, however, declined from the same quarter last year, due to the effect of the lower market yields, which compressed asset yields more than deposit costs.

For the third quarters of 2013 and 2012, interest-earning deposits averaged $35.2 million and $53.6 million, declining $18.4 million and average investments declined $36.9 million or 11.2 percent, to $292.0 million, for the third quarter of 2013 compared to the year ago period as the Corporation funded loan growth during the period.

For the third quarter of 2013, average loans totaled $1.32 billion, increasing $224.0 million, or 20.4 percent, when compared to $1.10 billion for the same quarter of 2012, with much of the growth in the commercial mortgage portfolio which increased $212.7 million, or 55.6 percent, from the year ago period, averaging $595.1 million for the third quarter of 2013. The Corporation has increased its emphasis on multifamily lending, as well as continuing to provide mortgage loans on a variety of properties to creditworthy borrowers. While the Corporation utilizes attractive pricing techniques to generate additional volume, the Corporation believes that credit standards have not been compromised.

The residential mortgage portfolio increased $22.8 million to an average of $543.7 million, or 4.4 percent, for the third quarter of 2013 compared to the same quarter of 2012. While residential mortgage originations continued to be strong due to the lower interest rate environment and related refinancing activity, the Corporation sells a large portion of its originations, servicing released.

For the third quarters of 2013 and 2012, the commercial loan portfolio averaged $108.0 million and $114.8 million, respectively, a decline of $6.8 million, or 5.9 percent, when comparing the two quarters. This change in the loan portfolio is due in part to the Corporation’s transfer of $19.2 million of classified loans to loans held for sale at the end of 2012. The loans were subsequently sold in the first quarter of 2013, resulting in a gain of approximately $522 thousand.

Average deposits totaled $1.55 billion for the three months ended September 30, 2013 compared to $1.44 billion for the same period in 2012, an increase of $112.8 million, or 7.9 percent. Noninterest-bearing demand deposits increased $32.5 million, or 10.6 percent, over the third quarter of 2012 to an average of $337.7 million for the third quarter of 2013. For the third quarters of 2013 and 2012, interest-bearing checking accounts averaged $349.4 million and $335.0 million, respectively, increasing by $14.4 million, or 4.3 percent from the 2012 period. Checking growth is attributable to the Corporation’s continued focus on business and personal core deposit growth.

Savings accounts averaged $115.7 million for the third quarter of 2013, increasing $11.4 million or 11.0 percent from the same quarter of 2012. For the third quarter of 2013, money market accounts averaged $580.8 million compared to $503.2 million for the same period in 2012, increasing $77.6 million, or 15.4 percent from 2012 quarter. Overall, the Corporation has seen an increase in savings and money market accounts as customers tend to ”park funds” in a lower or uncertain interest rate environment, to wait for a higher or a more certain rate environment.

For the third quarter of 2013, average certificates of deposit decreased $23.2 million, or 12.3 percent to $165.3 million for the 2013 quarter from $188.6 million for the 2012 quarter. The Corporation has opted not to pay higher rates on maturing certificates of deposit and instead has utilized lower cost alternative funding, such as Federal Home Loan Bank borrowings.

Overnight borrowings from the Federal Home Loan Bank of New York averaged $18.9 million for the three months ended September 30, 2013, while they averaged $1.7 million for the same quarter of 2012. Average short-term and other borrowings totaled $26.2 million for the third quarter of 2013, increasing $12.6 million from $13.6 million when compared to the same quarter of 2012.

For the third quarter of 2013, average yields on interest-earning assets, on a tax-equivalent basis, were 3.53 percent, declining 28 basis points from 3.81 percent for the same quarter of 2012. Average yields earned on investments securities were 2.01 percent and 2.57 percent, for the third quarters of 2013 and 2012, respectively, a decline of 56 basis points. The average yield on the loan portfolio declined 41 basis points to 3.95 percent for the third quarter of 2013, from the same quarter in 2012. Asset yields continue to experience downward pressure due to competitive pressures and the lower rate environment.

The cost of funds, including the effect of noninterest-earning demand deposits, was 26 basis points for the third quarter of 2013 compared to 31 basis points for the same 2012 quarter, decreasing five basis points. For the third quarters of 2013 and 2012, the average cost of interest-bearing checking deposits was eight basis points and 11 basis points, respectively, a decline of three basis points. The cost of money market products averaged 19 basis points for the third quarter of 2013 compared to 21 basis points for the same quarter of 2012, declining two basis points when comparing the 2013 quarter to the 2012 quarter. Certificates of deposit costs declined ten basis points to 1.07 percent in the third quarter of 2013 from 1.17 percent for the same quarter of 2012. The continued lower rate environment contributed to the declines in costs of deposits.

The Corporation recorded net interest income, on a fully tax-equivalent basis, of $38.7 million for the first nine months of 2013 compared to $39.1 million for the same period of 2012, a decline of $427 thousand or 1.1 percent. The net interest margin was 3.26 percent for the nine months ended September 30, 2013, compared to 3.52 percent for the same period of 2012. Net interest income and the net interest margin reflected declines from the same period last year, due to the effect of the lower market yields, which compressed asset yields more than deposit costs. This was partially offset by the positive effect of increased loans funded by cash flows from lower yielding investment securities, which benefitted both net interest income and margin in 2013. Additionally, a much higher overnight cash balance position maintained during the nine months ended September 30, 2013 also contributed to the compressed margin as rates remained very low on invested cash.

For the first nine months of 2013 and 2012, interest-earning deposits averaged $68.2 million and $32.7 million, respectively, reflecting an increase of $35.5 million, as the Corporation maintained a higher overnight cash position in the 2013 period in anticipation of funding future loan volumes. Average investments were $287.3 million for the nine months ended September 30, 2013 compared to $362.2 million for the same period of 2012, declining $74.9 million or 20.7 percent. The decline in investments primarily funded loan growth in the first nine months of 2013.

For the nine months ended September 30, 2013, average loans totaled $1.22 billion compared to $1.08 billion for the same period in 2012 increasing $138.0 million, or 12.7 percent, when comparing the 2013 period to the 2012 period. The commercial mortgage portfolio reflected most of the growth, increasing $140.8 million, or 38.7 percent, from the year ago period, to an average of $504.4 million for the first nine months of 2013. The Corporation has increased its emphasis on multifamily lending, as well as continuing to provide mortgage loans on a variety of properties to creditworthy borrowers utilizing attractive pricing techniques to generate additional volume. The Corporation believes that credit standards have not been compromised.

The average residential mortgage portfolio increased $12.6 million, or 2.4 percent, to $533.7 million for the first nine months of 2013, from $521.1 million for the same period in 2012. While residential mortgage originations had been very strong due to the lower interest rate environment and related refinancing activity, the Corporation has recently experienced lower volumes due to increasing mortgage loan market rates. In addition, the Corporation sells a large portion of its originations.

The commercial loan portfolio averaged $107.1 million and $118.1 million, for the nine months ended September 30, 2013 and 2012, respectively, a decline of $11.0 million, or 9.3 percent, when comparing the two periods. The commercial construction portfolio declined $2.0 million, or 18.8 percent, averaging $8.9 million in the first nine months of 2013 compared to the same period in 2012, due to the conversion of some loans to permanent loans and also due to the resolution of some problem loans. As noted above, the changes in the loan portfolios are due in part to the Corporation’s transfer of $19.2 million of classified loans to loans held for sale at the end of 2012. The loans were subsequently sold in the first quarter of 2013, resulting in a gain of approximately $522 thousand.

For the nine months ended September 30, 2013, average deposits totaled $1.51 billion compared to $1.42 billion for the same period in 2012, an increase of $88.4 million, or 6.2 percent. For the first nine months of 2013 and 2012, interest-bearing checking accounts averaged $352.0 million and $332.8 million, respectively, increasing by $19.2 million, or 5.8 percent from the 2012 period. Noninterest-bearing demand deposits increased $22.4 million, or 7.7 percent, over the first nine months of 2012 to an average of $313.4 million for the same period of 2013. Checking growth is attributable to the Corporation’s continued focus on business and personal core deposit growth.

For the nine months ended September 30, 2013, savings accounts averaged $113.5 million, increasing $13.8 million or 13.9 percent from $99.7 million for the same period of 2012. Money market accounts averaged $561.7 million and $508.3 million for the nine months ended September 30, 2013 and 2012, respectively, increasing $53.4 million, or 10.5 percent from the 2012 period to the 2013 period. Overall, the Corporation has seen an increase in savings and money market accounts as customers tend to ”park funds” in a lower or uncertain interest rate environment, to wait for a higher or a more certain rate environment. For the first nine months of 2013, average certificates of deposit totaled $171.2 million compared to $191.6 million for the same period of 2012, decreasing $20.4 million, or 10.6 percent, over the 2012 year-to-date. As noted above, the Corporation has utilized lower cost funding options, such as Federal Home Loan Bank advances, instead of paying higher rates on maturing certificates of deposit.

For the nine months ended September 30, 2013 and 2012, overnight borrowings from the Federal Home Loan Bank of New York averaged $6.4 million and $13.6 million, respectively, declining $7.2 million from the year ago period. For the nine months ended September 30, 2013, average short-term and other borrowings totaled $16.8 million, increasing $782 thousand or 4.9 percent when compared to the same period of 2012. As loan growth increases, the Corporation expects to borrow additional funds from the Federal Home Loan Bank and other sources.

On a tax-equivalent basis, average yields on interest-earning assets declined 34 basis points to 3.51 percent for the nine months ended September 30, 2013, from 3.85 percent for the same period of 2012. For the nine months ended September 30, 2013 and 2012, average yields earned on investments securities were 2.08 percent and 2.45 percent, respectively, a decline of 37 basis points. The average yield on the loan portfolio declined 41 basis points to 4.02 percent for the nine months ended September 30, 2013, from 4.43 for the same period in 2012. Asset yields continue to experience downward pressure due to the utilization of attractive pricing techniques.

For the first nine months of 2013, the cost of funds, including the effect of noninterest-earning demand deposits, was 26 basis points compared to 33 basis points for the same 2012 period, decreasing seven basis points. The average cost of interest-bearing checking deposits was nine basis points for the nine months ended September 30, 2013 compared to 12 basis points for the same period of 2012, a decline of three basis points. For the first nine months of 2013, the cost of money market products averaged 17 basis points, declining five basis points from 22 basis points for the same period of 2012. Certificates of deposit costs averaged 1.11 percent for the nine months ended September 30, 2013, compared to 1.19 percent for the same period of 2012, declining eight basis points, from the prior year period. The continued lower rate environment contributed to the declines in costs of deposits.

The following tables reflect the components of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2013			September 30, 2012
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$237,559	$1,141	1.92%	$284,440	$1,787	2.51%
Tax-exempt (1) (2)	54,465	328	2.41	44,481	322	2.90
Loans held for sale	1,617	21	5.27	2,829	34	4.77
Loans (2) (3)	1,322,842	13,065	3.95	1,098,857	11,965	4.36
Federal funds sold	101	—	0.10	100	—	0.10
Interest-earning deposits	35,168	21	0.24	53,560	27	0.20
Total interest-earning assets	1,651,752	14,576	3.53%	1,484,267	14,135	3.81%
Noninterest-earning assets:
Cash and due from banks	5,962			5,611
Allowance for loan losses	(13,615)			(14,005)
Premises and equipment	28,984			30,820
Other assets	65,163			77,232
Total noninterest-earning assets	86,494			99,658
Total assets	$1,738,246			$1,583,925

LIABILITIES:
Interest-bearing deposits:
Checking	$349,392	$73	0.08%	$334,982	$89	0.11%
Money markets	580,819	275	0.19	503,180	259	0.21
Savings	115,711	15	0.05	104,273	14	0.05
Certificates of deposit	165,347	444	1.07	188,568	550	1.17
Total interest-bearing deposits	1,211,269	807	0.27	1,131,003	912	0.32
Borrowings	45,149	138	1.22	15,281	113	2.96
Capital lease obligation	8,828	105	4.76	9,043	107	4.73
Total interest-bearing liabilities	1,265,246	1,050	0.33	1,155,327	1,132	0.39
Noninterest-bearing liabilities:
Demand deposits	337,684			305,192
Accrued expenses and
other liabilities	10,241			7,434
Total noninterest-bearing
liabilities	347,925			312,626
Shareholders’ equity	125,075			115,972
Total liabilities and
shareholders’ equity	$1,738,246			$1,583,925
Net interest income
(tax-equivalent basis)		13,526			13,003
Net interest spread			3.20%			3.42%
Net interest margin (4)			3.28%			3.50%
Tax equivalent adjustment		(153)			(153)
Net interest income		$13,373			$12,850

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Nine Months Ended

(Tax-Equivalent Basis, Dollars in Thousands)

	September 30, 2013			September 30, 2012
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$235,677	$3,503	1.98%	$315,589	$5,609	2.37%
Tax-exempt (1) (2)	51,582	974	2.52	46,619	1,036	2.96
Loans held for sale	6,950	268	5.14	1,859	75	5.37
Loans (2) (3)	1,222,369	36,889	4.02	1,084,357	36,005	4.43
Federal funds sold	101	—	0.10	100	—	0.10
Interest-earning deposits	68,211	135	0.26	32,694	58	0.24
Total interest-earning assets	1,584,890	41,769	3.51%	1,481,218	42,783	3.85%
Noninterest-earning assets:
Cash and due from banks	5,887			6,378
Allowance for loan losses	(13,406)			(13,916)
Premises and equipment	29,344			31,284
Other assets	70,674			77,323
Total noninterest-earning assets	92,499			101,069
Total assets	$1,677,389			$1,582,287

LIABILITIES:
Interest-bearing deposits:
Checking	$351,975	$225	0.09%	$332,822	$292	0.12%
Money markets	561,713	729	0.17	508,337	820	0.22
Savings	113,486	44	0.05	99,671	56	0.07
Certificates of deposit	171,235	1,430	1.11	191,596	1,709	1.19
Total interest-bearing deposits	1,198,409	2,428	0.27	1,132,426	2,877	0.34
Borrowings	23,226	322	1.85	29,649	453	2.04
Capital lease obligation	8,882	317	4.76	9,094	324	4.75
Total interest-bearing liabilities	1,230,517	3,067	0.33	1,171,169	3,654	0.42
Noninterest-bearing liabilities:
Demand deposits	313,420			290,988
Accrued expenses and
other liabilities	8,887			6,592
Total noninterest-bearing
liabilities	322,307			297,580
Shareholders’ equity	124,565			113,538
Total liabilities and
shareholders’ equity	$1,677,389			$1,582,287
Net interest income
(tax-equivalent basis)		38,702			39,129
Net interest spread			3.18%			3.43%
Net interest margin (4)			3.26%			3.52%
Tax equivalent adjustment		(454)			(485)
Net interest income		$38,248			$38,644

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

OTHER INCOME: For the third quarter of 2013 and 2012, other income, excluding fee income from the Bank’s wealth management division, totaled $1.5 million and $1.6 million, respectively, a decrease of $154 thousand or 9.4 percent. The third quarter of 2013 included $277 thousand of income from the sale of newly originated, longer-duration residential mortgage loans, compared to $358 thousand in the same 2012 quarter, a decrease of $81 thousand or 22.6 percent, which was due largely to a decrease in mortgage volume as a result of higher interest rates. For the third quarter of 2013, net securities gains from strategic sale of securities was $188 thousand, compared to $235 thousand for the same quarter of 2012. The Corporation also recorded a net loss of $22 thousand in the third quarter of 2013 on the sale of OREO properties as compared to a gain of $22 thousand for the same quarter in 2012.

The Corporation recorded other income, excluding fee income from the Bank’s wealth management division, of $5.3 million and $4.6 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $731 thousand or 15.9 percent. For the first three quarters of 2013, gain on sale of loans was $1.7 million, compared to $825 thousand for the same period in 2012. The increase was largely due to a $522 thousand gain reported on the sale of classified loans in the first quarter of 2013 and the increased sales of newly originated longer duration residential mortgage loans.

OPERATING EXPENSES: The Corporation recorded operating expenses of $14.1 million and $11.9 million, for the third quarters of 2013 and 2012, respectively, an increase of $2.2 million or 18.1 percent. Salary and benefit expense was $8.9 million for the third quarter of 2013, compared to $7.0 million in the same quarter of 2012, an increase of $1.9 million or 27.0 percent. The 2013 quarter included a $933 thousand compensation expense accrual related to certain staff restructurings and an increase of $965 thousand from the third quarter of 2012 due to additional staff as we begin to implement the Strategic Plan; normal salary increases; and increased bonus/incentive and profit-sharing accruals. Professional and legal fees totaled $525 thousand and $369 thousand, for the third quarters of 2013 and 2012, respectively, an increase of $156 thousand due to various training and consulting expenses, some of which was associated with the Strategic Plan. Loan expense for the third quarters of 2013 and 2012 were $120 thousand and $201 thousand, respectively, a decrease of $81 thousand. This is attributed to a decline in problem loan expense.

The Corporation recorded operating expenses of $40.5 million for the nine months of 2013 compared to $34.8 million for the same period of 2012, an increase of $5.8 million or 16.6 percent. The Corporation recorded a $930 thousand provision for REO on one large property held in other real estate owned during the second quarter of 2013. Salary and benefit expense was $23.9 million and $19.6 million for the nine months ended September 30, 2013 and 2012, respectively, an increase of $4.4 million or 22.5 percent due to the accrual related to staff restructurings, additions to staff as a result of the Strategic Plan; increased commissions related to loan originations; normal salary increases; and increased bonus/incentive and profit-sharing accruals. For the nine months of 2013, professional and legal fees increased approximately $600 thousand, or 70.2 percent, to $1.5 million from $855 thousand for the nine months ended September 30, 2012 due to various professional and other fees associated with the Delaware subsidiary; the Amended Stock Incentive Plan; the filing of the Corporation’s registration statement with the SEC; and various training and consulting, some of which was associated with the Strategic Plan. For the nine months ended September 30, 2013 loan expense, which includes costs associated with problem loan expense, decreased by approximately $229 thousand or 32.2 percent compared to the same period in 2012. The Corporation also recorded expense on other real estate owned of $133 thousand and $272 thousand for the nine months ended September 30, 2013 and 2012, respectively.

The Corporation expected higher operating expenses in the first nine months of 2013 and expects that trend to continue as it implements its Strategic Plan. The Corporation also expects revenue and related profitability associated with the Strategic Plan to generally lag expenses by several quarters.

The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September,		September,
(In thousands)	2013	2012	2013	2012
Salaries and employee benefits	$8,927	$7,029	$23,941	$19,550
Premises and equipment	2,325	2,290	6,967	7,034
FDIC assessment	275	299	835	941
Trust department expense	384	276	1,285	1,131
Professional and legal fees	525	369	1,455	855
Loan expense	120	201	482	711
Telephone	170	180	528	483
Advertising	131	109	394	356
Stationery and supplies	122	112	279	280
Postage	95	85	299	249
Other real estate owned expense	60	45	133	272
Provision for ORE losses	—	—	930	—
Other expense	1,031	998	3,009	2,915
Total operating expenses	$14,165	$11,993	$40,537	$34,777

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

The market value of trust assets under administration for Peapack-Gladstone Bank Trust & Investments was approximately $2.58 billion at September 30, 2013 compared to $2.15 billion at September 30, 2012, an increase of 20 percent over the prior year.

Peapack-Gladstone Bank Trust & Investments generated fee income of $3.3 million for the third quarter of 2013 compared to $2.9 million for the same quarter of 2012, an increase of $377 thousand or 12.9 percent. The increase reflects increased relationships, a greater mix of higher margin business and an improvement in the market value of assets under management.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including Peapack-Gladstone Bank Trust & Investments, other expenses relative to Peapack-Gladstone Bank Trust & Investments totaled $3.1 million and $2.3 million for the third quarters of 2013 and 2012, respectively, an increase of $804 thousand or 34.8 percent. For the third quarter of 2013, salaries and benefits expense increased $619 thousand, or 46.4 percent when compared to the same period in 2012. During the same time periods, total operating expenses increased $182 thousand, or 21.7 percent, due in part to increased system expenses related to increased volume.

For the nine months ended September 30, 2013, Peapack-Gladstone Bank Trust and Investments generated fee income of $10.3 million, an increase of $938 thousand, or 10.0 percent, when compared to $9.4 million for the same 2012 period. The increase reflects increased relationships and a greater mix of higher margin business, in addition to an improvement in the market value of assets under management.

For the first three quarters of 2013, other expenses for Peapack-Gladstone Bank Trust and Investments totaled $8.2 million compared to $7.1 million for the same period in 2012, an increase of $1.1 million, or 15.2 percent. For the nine months ended September 30, 2013, salaries and benefits expense increased $558 thousand, or 14.2 percent to $4.5 million when compared to the same period in 2012, while other operating expenses increased $520 thousand, or 18.6 percent for the nine months ended September 30, 2013 when compared to the same period in 2012.

Peapack-Gladstone Bank Trust & Investments currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NONPERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets. These assets totaled $9.7 million and $15.2 million at September 30, 2013 and December 31, 2012, respectively.

The following table sets forth asset quality data on the dates indicated (in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	6,891	8,075	11,290	11,732	16,958
Other real estate owned	2,759	3,347	4,141	3,496	3,392
Total nonperforming assets	$9,650	$11,422	$15,431	$15,228	$20,350

Accruing TDR’s	$6,133	$6,131	$5,986	$6,415	$7,625

Loans past due 30 through 89 days
and still accruing	$2,039	$1,544	$1,791	$3,786	$2,244

Classified loans (A)	$32,430	$32,123	$35,945	$32,014	$47,017

Impaired loans (A)	$16,794	$17,977	$21,046	$18,147	$24,584

Nonperforming loans as a % of
total loans	0.49%	0.64%	0.97%	1.04%	1.55%
Nonperforming assets as a % of
total assets	0.54%	0.68%	0.94%	0.91%	1.29%
Nonperforming assets as a % of
total loans plus other real
estate owned	0.69%	0.91%	1.32%	1.34%	1.85%

(A)	Classified loans include all impaired loans. Impaired loans include all nonaccrual loans and all TDRs.

We do not hold, have not made nor invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES: The provision for loan losses was $750 thousand for both the third quarter of 2013 and the same quarter of 2012. The provision for loan losses was $2.1 million for the first three quarters of 2013 compared to $3.8 million for the same 2012 period. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $750 thousand in the third quarter of 2013 was primarily related to the changes in the specific reserves on impaired loans, net charge-offs and loan growth experienced by the Corporation.

The overall allowance for loan losses was $14.1 million as of September 30, 2013 compared to $12.7 million at December 31, 2012. As a percentage of loans, the allowance for loan losses was 1.01 percent as of September 30, 2013 and 1.12 percent as of December 31, 2012. The specific reserves on impaired loans have increased to $1.2 million at September 30, 2013 compared to $813 thousand as of December 31, 2012. Total impaired loans were $16.8 million and $18.1 million as of September 30, 2013 and December 31, 2012, respectively. The general component of the allowance increased from $11.9 million at December 31, 2012 to $12.9 million at September 30, 2013. As a percentage of non-impaired loans, the general reserve remained relatively stable and was 0.94 percent and 1.07 percent at September 30, 2013 and December 31, 2012, respectively. Although the Corporation has experienced loan growth, there has been a shift in the loan portfolio to less risky loans, such as multi-family, from the riskier construction and commercial loans that carried higher general reserves.

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,
(In thousands)	2013	2013	2013	2012	2012
Allowance for loan losses:
Beginning of period	$13,438	$13,279	$12,735	$13,893	$13,686
Provision for loan losses	750	500	850	4,525	750
Charge-offs, net	(132)	(341)	(306)	(5,683)	(543)
End of period	$14,056	$13,438	$13,279	$12,735	$13,893

Allowance for loan losses as
a % of total loans	1.01%	1.07%	1.14%	1.12%	1.27%
Allowance for loan losses as
a % of nonperforming loans	203.98%	166.41%	117.62%	108.55%	81.93%

INCOME TAXES: For the third quarters of 2013 and 2012, income tax expense as a percentage of pre-tax income was 39 percent for both periods. Income tax expense as a percentage of pre-tax income was 39 percent for the nine months ended September 30, 2013 and 2012.

CAPITAL RESOURCES: The Corporation’s total shareholders’ equity at September 30, 2013, was $126.4 million compared to $122.1 million at December 31, 2012. The primary reason for the increase is due to an increase in the Corporation’s retained earnings in the first three quarters of 2013, offset by a decline in accumulated other comprehensive income.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 Capital to average assets. For the third quarter of 2013, the Bank’s capital ratios met or exceeded the minimum to be categorized as well capitalized under the regulatory framework for prompt corrective action. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles. The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At September 30, 2013, the Bank’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 11.01 percent and 12.26 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines. At September 30, 2013, the Bank’s leverage ratio was 7.01 percent, in excess of the well-capitalized standard of 5.0 percent.

At September 30, 2013, the Corporation’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 11.30 percent and 12.55 percent, respectively, while the Corporation’s leverage ratio was 7.20 percent.

In addition, the Corporation’s equity ratio at September 30, 2013, was 7.03 percent compared to 7.32 percent at December 31, 2012 and 7.42 percent at September 30, 2012.

As previously announced, on October 17, 2013, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 14, 2013 to shareholders of record on October 31, 2013.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent and a common equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent and require a minimum leverage ratio of 4.0 percent. The final rules also implement strict eligibility criteria for regulatory capital instruments. The phase-in period for the final rules will begin for the Corporation on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management’s evaluation shows the Bank will continue to be well capitalized.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including loan fundings, deposit withdrawals and maturing obligations. Principal sources of liquidity include cash, temporary investments, brokered deposits, securities available for sale, deposit inflows and loan repayments.

Management actively monitors and manages the Corporation’s liquidity position and feels it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $39.5 million at September 30, 2013. In addition, the Corporation has $274.0 million in securities designated as available for sale at September 30, 2013. These securities can be sold in response to liquidity concerns. In addition, the Corporation generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

Another source of liquidity is borrowing capacity. At September 30, 2013, unused short-term or overnight borrowing commitments totaled $461.1 million from the FHLB and $29.4 million from correspondent banks.

ASSET/LIABILITY MANAGEMENT: The Corporation’s Asset/Liability Committee (ALCO) is responsible for developing, implementing and monitoring asset/liability management strategies and reports and advising the Board of Directors on such, as well as the related level of interest rate risk. In this regard, interest rate risk simulation models are prepared on a quarterly basis. These models have the ability to demonstrate balance sheet gaps, and predict changes to net interest income and economic/market value of portfolio equity under various interest rate scenarios.

ALCO is generally authorized to manage interest rate risk through management of capital and management of cash flows and duration of assets and liabilities, including sales and purchases of assets, as well as additions of wholesale borrowings. ALCO has also recently been authorized to engage in interest rate swaps as a means of extending the duration of shorter term liabilities.

The following strategies are among those used to manage interest rate risk:

•	Actively market commercial mortgage loans, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in higher core deposit accounts;
•	Actively market commercial & industrial loans, which tend to have adjustable rate features, and which generate customer relationships that can result in higher core deposit accounts;
•	Actively market adjustable-rate and/or shorter-term residential mortgage loans;
•	Actively sell longer duration residential mortgage loans originated in the current low rate environment;
•	Actively market core deposit relationships, which are generally longer duration liabilities;
•	Utilize medium to longer term wholesale borrowings and/or brokered deposits to extend liability duration;
•	Utilize medium to longer term interest rate swaps as a means of extending duration of shorter term liabilities;
•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk; and
•	Maintain adequate levels of capital.

At this time, the Corporation is not engaged in hedging through the use of interest rate swaps, nor does it use interest rate caps and floors. However, as noted above, ALCO has recently been authorized to engage in interest rate swaps as a means of extending the duration of shorter term liabilities.

As noted above, ALCO uses simulation modeling to analyze the Corporation’s net interest income sensitivity, as well as the Corporation’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2013.

In an immediate and sustained 200 basis point increase in market rates at September 30, 2013, net interest income in year one would decline approximately 6 percent while net interest income for year two would improve approximately 1 percent, compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at September 30, 2013, net interest income would decline approximately 4 percent in year one and 7 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Corporation’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at September 30, 2013.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)

+200	160,360	(31,590)	(16.46)	9.71	(114.4)
+100	180,854	(11,096)	(5.78)	10.56	(29.1)
Flat interest rates	191,949	—	—	10.85	—
-100	195,439	3,490	1.82	10.80	(5.7)
(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk. Simulation modeling requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the modeling assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the information provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2013).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

The Corporation’s risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 are hereby amended and restated in their entirety.

We may not be able to continue to grow our business, which may adversely impact our results of operations.

Our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to successfully attract deposits to existing and identify favorable loan and investment opportunities. We expect to add personnel to assist in this growth. In the event that we do not continue to grow, or the new personnel do not produce sufficient new revenues, our results of operations could be adversely impacted.

We may not be able to manage our growth, which may adversely impact our financial results.

As part of our expansion strategy, we plan to broaden and expand our multi-family, commercial real estate lending, commercial and industrial lending and residential mortgage businesses in both our existing and new geographic markets. In addition, as part of our expansion strategy, we may add new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. We may invest significant time and resources to develop and market new lines of business and/or products and services. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting customer preferences may also impact the successful implementation of a new line of business or a new product or service. Additionally, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks could have a material adverse effect on our business, results of operations and financial condition.

Our ability to implement our expansion strategy will depend upon a variety of factors, including our ability to attract and retain experienced personnel, the continued availability of desirable business opportunities and locations, the competitive responses from other financial institutions in the new market areas and our ability to manage growth. In order to implement our expansion strategy, we plan to hire new personnel in our existing and target markets. However, we may be unable to hire qualified management. In addition, the organizational and overhead costs may be greater than we anticipated. Moreover, we may not be able to obtain the regulatory approvals necessary. New business expansion efforts may take longer than expected to reach profitability, and we cannot assure that they will become profitable. The additional costs of adding new personnel may adversely impact our financial results.

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

The Company is required by Federal regulatory authorities to maintain adequate levels of capital to support its operations. The Company may at some point need to raise additional capital to support continued growth. The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on its financial performance. Accordingly, the Company cannot assure you of its ability to raise additional capital if needed or on terms acceptable to the Company. If the Company cannot raise additional capital when needed, the ability to further expand its operations could be materially impaired.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank.  The Act has and is likely to continue to increase our regulatory compliance burden.

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

Although certain provisions of the Act, such as required direct supervision by the CFPB, will not apply to banking organizations with less than $10 billion of assets, such as the Company and the Bank, the changes resulting from the legislation will impact our business.  New consumer protection rules issued by the CFPB will apply to us. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are often characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity.

The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Uncertainty in the financial markets in general with the expectation of the general economic downturn continued in 2012 and through much of 2013. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

We are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

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

We maintain an allowance for loan losses based on, among other things, the level of non-performing loans, loan growth, national and regional economic conditions, historical loss experience, delinquency trends among loan types and various qualitative factors. However, we cannot predict loan losses with certainty and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan losses could reduce our earnings.

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

There are certain risks inherent in making loans, including risks that the principal of or interest on the loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. Finally, many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our commercial real estate loan portfolio exposes us to risks that may be greater than the risks related to our other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.

We are subject to environmental liability risk associated with our lending activities.

In the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations and prospects.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

A large portion of loans in our loan portfolio and of our lending relationships are of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level that may prevail as the portfolio becomes more seasoned. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which could materially adversely affect our business, financial condition, results of operations and prospects.

Deterioration in the fiscal position of the U.S. federal government could adversely affect us and our banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the recent budget negotiations and partial shutdown of the U.S. government in October 2013. In addition to causing economic and financial market disruptions, any future failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Any of these developments could materially adversely affect our business, financial condition, results of operations and prospects.

Government regulation significantly affects our business.

The banking industry is extensively regulated. Banking regulations are intended primarily to protect depositors, and the FDIC deposit insurance funds, not the shareholders of the Company. We are subject to regulation and supervision by the New Jersey Department of Banking and Insurance and the Federal Reserve Bank. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. We are subject to various regulatory capital requirements, which involve both quantitative measures of our assets and liabilities and qualitative judgments by regulators regarding risks and other factors. Failure to meet minimum capital requirements or comply with other regulations could result in actions by regulators that could adversely affect our ability to pay dividends or otherwise adversely impact operations. In addition, changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and achieve satisfactory spreads and may impose additional costs on us.

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

The short-term and long-term impact of the newly proposed regulatory capital rules is uncertain.

In July 2013, the Federal Reserve Board, or Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Rules. The Federal Deposit Insurance Corporation, or FDIC, and the Office of the Comptroller of the Currency, or OCC, have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act. Basel III creates a new regulatory capital standard based on Tier 1 common equity and increases the minimum leverage and risk-based capital ratios applicable to all banking organizations. Basel III also changes how a number of the regulatory capital components are calculated. A significant increase in our capital requirement could reduce our growth and profitability and materially adversely affect our business, financial condition, results of operations and prospects.

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

The Dodd-Frank Act revised the assessment rate schedule to provide initial base assessment rates ranging from five to 35 basis points and total base assessment rates ranging from 2.5 to 45 basis points. These changes, along with the use of all of our remaining FDIC insurance assessment credits in early 2009, may cause the premiums charged by the FDIC to increase. These actions could significantly increase our noninterest expense in 2013, 2014 and in future periods.

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

Since the principal source of income for the Company is dividends paid to the Company by the Bank, the Company’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Company. As a New Jersey-chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended. Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. The Company is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base and the FRB in supervisory guidance has cautioned bank holding companies about paying out too much of their earnings in dividends and has stated that banks should not pay out more in dividends than they earn. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company's capital below these minimum amounts.

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

From time to time as part of the Company’s normal course of business, customers make claims and take legal action against the Company based on its actions or inactions. If such claims and legal actions are not resolved in a manner favorable to the Company, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services. This may also impact customer demand for the Company’s products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 1, 2013	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: November 1, 2013	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President and Chief Financial Officer and
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

