Form 10-K
period 2013-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2014-03-14
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013	Commission File No. 000-23537

PEAPACK-GLADSTONE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-2491488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Hills Drive, Suite 300
Bedminster, NJ	07921
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (908) 234-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, No par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the shares held by unaffiliated stockholders was approximately $148,412,615 on June 30, 2013.

As of February 28, 2014, 11,889,916 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation’s Definitive Proxy Statement for the Corporation’s 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) are incorporated by reference into Parts II and III. The Corporation will file the 2014 Proxy Statement within 120 days of December 31, 2013.

2

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2013

PART I

Item 1.	BUSINESS

The disclosures set forth in this Form 10-K are qualified by Item 1A-Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

The Corporation

Peapack-Gladstone Financial Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was organized under the laws of New Jersey in August 1997 by the Board of Directors of Peapack-Gladstone Bank (the “Bank”), its principal subsidiary, to become a holding company for the Bank. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. The Bank is a member of the Federal Reserve System. The Bank provides innovative private banking services to businesses, non-profits and consumers through its private banking locations in Bedminster, Morristown, Princeton and Teaneck, New Jersey, its wealth management division and its branch network in Somerset, Morris, Hunterdon, Middlesex and Union counties.

Our commercial loan customers are business people, including business owners, professionals, retailers, contractors and real estate investors. Most forms of commercial lending are offered, including working capital lines of credit, term loans for fixed asset acquisitions, commercial mortgages, multi-family mortgages and other forms of asset-based financing.

In addition to commercial lending activities, we offer a wide range of consumer banking services, including: checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts held in certificates of deposit. We also offer residential and construction mortgages, home equity lines of credit and other second mortgage loans. Automated teller machines are available at 23 locations. Internet banking, including an online bill payment option and mobile phone banking, is available to customers.

Employees

As of December 31, 2013, the Corporation employed 326 full-time equivalent persons. Management considers relations with employees to be satisfactory.

PGB Trust & Investments

PGB Trust & Investments, the wealth management division of the Bank, is one of the largest New Jersey-based trust and investment businesses with $2.69 billion of assets under administration as of December 31, 2013. It is headquartered in Bedminster, with additional offices in Clinton, Morristown and Summit, NJ, as well as at the Bank’s new subsidiary, PGB Trust & Investments of Delaware, in Greenville, DE. Wealth management services are also available at any of our private banking locations. PGB Trust & Investments is known for its integrity, client service and broad range of fiduciary, investment management and tax services, designed specifically to meet the needs of high net-worth individuals, families, foundations and endowments.

We believe our wealth management business differentiates us from our competition and adds significant value. We intend to grow this business further both in and around our market areas through our new Delaware Trust subsidiary; through our existing wealth, loan and depository client base; and through our innovative Private Banking service model, which utilizes teams of Private Bankers working together to provide fully integrated client solutions. Throughout the wealth management division and all other business lines, we will continue to provide the unparalleled personalized, high-touch service our valued clients have come to expect.

Our Markets

Our current market is defined as New York-Northern New Jersey-Long Island, NY-NJ-PA MSA. Our primary markets are located in New Jersey, among one of the most attractive banking markets in the United States with a total population of approximately 8.83 million and a median household income of $66,950 as of 2007-2011, well above the U.S. median household income of $50,517 as of 2007-2011, according to estimates from the United States Census Bureau. Somerset County, where we are headquartered, is among one of the wealthiest in New Jersey, with a 2007-2011 median household income of $98,842 according to estimates from United States Census Bureau. We believe that these markets have economic and competitive dynamics that are consistent with our objectives and favorable to executing our growth strategy.

Our Business Strategy

The key elements of our business strategy include:

•	enhanced risk management;
•	expansion of our Multi-Family and Commercial Real Estate Lending business;
•	expansion of our Commercial and Industrial (C&I) lending business through Private Banking teams, who will lead with deposit gathering and wealth management; and
•	establishment of a sales force that supports our branches and will serve as a primary contact for clients.

In particular, we intend to focus on the following areas of our business:

•        Commercial Lending. We have been helping businesses emerge, expand and evolve for many years. We plan to continue this by moving more aggressively and growing our multi-family and other commercial real estate lending businesses, and introducing a comprehensive C&I lending program designed to service individuals, professional service firms, foundations, and privately owned businesses. This C&I lending program, similar to our wealth management business, will be fully integrated into our Private Banking platform with a C&I Lending Private Banker, a Wealth Advisor Private Banker and a Deposit Private Banker who will work together to provide high-touch “white-glove” client service.

•         Retail Banking – Deposits. We see a lot of opportunity for growth in our core markets. We have recently introduced the concept of high-touch relationship-style banking to support the affluent segment of our branch network. Much like the Private Banking service model, this team is intimately knowledgeable of all Bank products and services and serves as the primary contact for clients seeking wealth, lending and deposit solutions. The structure of this team will enable our existing branch network to maintain its primary objective of providing unique and unparalleled client service. Additionally, it is our expectation that our new Private Banking platform will contribute significantly to our retail deposit growth, not only through stand-alone deposit relationships, but through comprehensive new relationships associated with C&I lending.

•         Wealth Management. We have been in the wealth management business since 1972. The business adds significant value to our Company and differentiates us from many of our competitors. Conversations with all clients and potential clients across all lines of business include a wealth management discussion. The market value of the assets under administration of the wealth management division was $2.69 billion at December 31, 2013.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) was signed into law on July 21, 2010. The Dodd-Frank Act significantly changed the bank regulatory landscape and has impacted and will continue to impact the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.

Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Act, among other things:

•	Directed the Federal Reserve to issue rules limiting debit-card interchange fees for banks with more than $10 billion in assets;
5

•	Removed trust preferred securities as a permitted component of Tier 1 capital for bank holding companies with assets of $15 billion or more, however, bank holding companies with assets of less than $15 billion generally will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital;
•	Provided for increase in the minimum reserve ratio for the deposit insurance fund from 1.15 percent to 1.35 percent and changes the basis for determining FDIC premiums from deposits to assets;
•	Created a new Consumer Financial Protection Bureau (“CFPB”) that has rulemaking authority for a wide range of consumer protection laws that apply to all banks and has broad powers to supervise and enforce consumer protection laws;
•	Required public companies to give shareholders a non-binding vote on executive compensation and on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders;
•	Directed federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion;
•	Provided mortgage reform provisions regarding a customer’s ability to repay, requiring the ability to repay for variable-rate loans to be determined by using the maximum rate that will apply during the first five years of the loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions;
•	Created a Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;
•	Made permanent the $250 thousand limit for federal deposit insurance.

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

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, the CFPB issued a final rule amending Regulation Z to implement certain amendments to the Truth in Lending Act. The rule implements statutory changes that lengthen the time for which a mandatory escrow account established for a higher-priced mortgage loan must be maintained.  The rule also exempts certain transactions from the statute’s escrow requirement. The CFPB issued a final rule implementing amendments to the Truth in Lending Act and the Real Estate Settlement Procedures Act.  The rule amends Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 ("HOEPA"), revising and expanding the tests for coverage under HOEPA, and imposing additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement.  The rule also amends Regulation Z and Regulation X by imposing other requirements related to homeownership counseling.

In addition, the CFPB amended Regulation B to implement changes to the Equal Credit Opportunity Act. The revisions to Regulation B require creditors to provide applicants with free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. The CFPB also amended Regulation Z to implement requirements and restrictions to the Truth in Lending Act concerning loan originator compensation, qualifications of, and registration or licensing of loan originators, compliance procedures for depository institutions, mandatory arbitration, and the financing of single-premium credit insurance.  These amendments revise or provide additional commentary on Regulation Z’s restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on a term of a transaction or a proxy for a term of a transaction, and to recordkeeping requirements.  This rule also establishes tests for when loan originators can be compensated through certain profits-based compensation arrangements. The amendments to § 1026.36(h) and (i) are effective on June 1, 2013, while the other provisions of the rule are effective on January 10, 2014.

The final rules also implement the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43 percent debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43 percent debt-to-income limits.

The CFPB may issue additional final rules regarding mortgages in the future. We cannot assure you that existing or future regulations will not have a material adverse impact on our residential mortgage loan business.

On December 10, 2013, the FRB, the OCC, the FDIC, the CFTC and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies.

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

Capital Requirements

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), each federal banking agency has promulgated regulations, specifying the levels at which a financial institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” and to take certain mandatory and discretionary supervisory actions based on the capital level of the institution. To qualify to engage in financial activities under the Gramm-Leach-Bliley Act, all depository institutions must be “well capitalized.” The financial holding company of a national bank will be put under directives to raise its capital levels or divest its activities if the depository institution falls from that level.

The Federal Reserve Board, or FRB, instituted regulations implementing these provisions of FDICIA provide that an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a Tier 1 leverage ratio of at least 5.0 percent, and (iv) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 4.0 percent, (iii) has a Tier 1 leverage ratio of (a) at least 4.0 percent or (b) at least 3.0 percent if the institution was rated 1 in its most recent examination, and (iv) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, or (iii) has a Tier 1 leverage ratio of (a) less than 4.0 percent or (b) less than 3.0 percent if the institution was rated 1 in its most recent examination. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 3.0 percent, or (iii) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2013.

In July 2013, the FRB published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Basel Rules. The Federal Deposit Insurance Corporation, or FDIC, and the Office of the Comptroller of the Currency, or OCC, have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The Basel Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act, as discussed below. The Basel Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Corporation and the Bank, compared to the current U.S. risk-based capital rules. The Basel Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel Rules are effective for us on January 1, 2015 (subject to phase-in periods for certain components).

The Basel Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1,” or CET1, (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) apply most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expand the scope of the reductions/adjustments from capital as compared to existing regulations.

Under the Basel Rules, the minimum capital ratios for the Corporation and the Bank as of January 1, 2015 will be as follows:

•	4.5% CET1 to risk-weighted assets.
•	6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.
•	8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.
•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

When fully phased in on January 1, 2019, the Basel Rules will also require the Corporation and the Bank to maintain a 2.5% “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Basel Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in common equity issued by nonconsolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Corporation and the Bank, may make a one-time permanent election to continue to exclude these items effective as of January 1, 2015.

The deductions and other adjustments to CET1 will be phased in incrementally between January 1, 2015 and January 1, 2018.

With respect to the Bank, the Basel Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) requiring a leverage ratio of 5% to be well-capitalized (as compared to the current required leverage ratio of 3 or 4%). The Basel Rules do not change the total risk-based capital requirement for any “prompt corrective action” category. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the Basel Rules will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

The Basel Rules prescribe a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

We believe that, as of December 31, 2013, the Corporation and the Bank would meet all capital adequacy requirements under the Basel Rules on a fully phased-in basis if such requirements were currently effective including after giving effect to the deductions described above.

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
10

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
11

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

Risks Relating to Ownership of Our Common Stock

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

Much of our business is with customers located within Central and Northern New Jersey, as well as New York City. Our business loans are generally made to small to mid-sized businesses, most of whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers' ability to repay their loans and, consequently, adversely affect our financial condition and performance. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans under-secured, which could adversely affect our earnings.

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

In July 2013, the Federal Reserve Board, or Federal Reserve, published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Rules. For a detailed description of the Rules, please refer to “Governmental Policies and Legislation – Capital Requirements” beginning on page 8. The Federal Deposit Insurance Corporation, or FDIC, and the Office of the Comptroller of the Currency, or OCC, have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act. Basel III creates a new regulatory capital standard based on Tier 1 common equity and increases the minimum leverage and risk-based capital ratios applicable to all banking organizations. Basel III also changes how a number of the regulatory capital components are calculated. A significant increase in our capital requirement could reduce our growth and profitability and materially adversely affect our business, financial condition, results of operations and prospects.

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

The Corporation owns 10 branches and leases 12 branches. The Corporation leases an administrative and operations office building in Bedminster, New Jersey, two private banking offices in Princeton and Teaneck, New Jersey and a trust office in Greenville, Delaware.

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

			DIVIDEND
2013	HIGH	LOW	PER SHARE
1st QUARTER	$15.55	$10.61	$0.05
2nd QUARTER	17.50	13.87	0.05
3rd QUARTER	20.04	15.93	0.05
4th QUARTER	20.73	17.26	0.05

			DIVIDEND
2012	HIGH	LOW	PER SHARE
1st QUARTER	$13.55	$10.52	$0.05
2nd QUARTER	15.95	13.51	0.05
3rd QUARTER	16.83	13.18	0.05
4th QUARTER	16.49	13.45	0.05

Future dividends payable by the Corporation will be determined by the Board of Directors after consideration of earnings and financial condition of the Corporation, need for capital and such other matters as the Board of Directors deems appropriate. The payment of dividends is subject to certain restrictions, see Part I, Item 1, “Business - Restrictions on the Payment of Dividends.”

Performance

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2008 in (a) the Corporation’s common stock; (b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks). The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Peapack-Gladstone Financial Corporation

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Peapack-Gladstone Financial Corporation	100.00	51.07	53.40	44.73	59.42	81.59
Russell 3000	100.00	128.34	150.07	151.61	176.49	235.71
KBW Bank	100.00	98.22	121.17	93.08	123.83	170.58

On December 31, 2013, the last reported sale price of the Common Stock was $19.10. Also, on February 28, 2014, there were approximately 752 registered shareholders of record.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The information set forth in Item 12 of Part III of this Annual Report regarding equity compensation plans is incorporated by reference herein.

Item 6.	SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the Corporation and its subsidiaries for the years indicated. This information is derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes.

	Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Summary earnings:
Interest income	$57,053	$56,090	$56,051	$60,922	$66,007
Interest expense	4,277	4,687	7,136	11,032	17,659
Net interest income	52,776	51,403	48,915	49,890	48,348
Provision for loan losses	3,425	8,275	7,250	10,000	9,700
Net interest income after provision
for loan losses	49,351	43,128	41,665	39,890	38,648
Other income, exclusive of securities gains, net	19,755	17,493	15,679	14,932	13,729
Securities gains, net	840	3,810	1,037	124	69
Impairment charges on securities	—	—	—	(941)	—
Other expenses	55,183	48,330	44,399	43,110	42,266
Income/(loss) before income tax expense	14,763	16,101	13,982	10,895	10,180
Income tax expense/(benefit)	5,502	6,405	1,814	3,231	3,054
Net income/(loss)	9,261	9,696	12,168	7,664	7,126
Dividends on preferred stock and accretion	—	474	1,228	1,686	1,493
Net income/(loss) available to common shareholders	$9,261	$9,222	$10,940	$5,978	$5,633

Per share data: (reflects a 5% stock dividend in 2009 except for cash dividends per share)
Earnings/(loss) per share-basic	$1.02	$1.05	$1.25	$0.68	$0.64
Earnings/(loss) per share-diluted	1.01	1.05	1.25	0.68	0.64
Cash dividends declared	0.20	0.20	0.20	0.20	0.26
Book value end-of-period	14.79	13.87	12.47	11.03	10.57

Basic weighted average shares outstanding	9,094,111	8,780,973	8,741,209	8,784,655	8,715,419
Common stock equivalents (dilutive)	82,688	47,501	1,061	366	50,838

Balance sheet data (at period end):
Total assets	$1,966,948	$1,667,836	$1,600,335	$1,505,425	$1,512,353
Investment securities held to maturity	—	—	100,719	140,277	89,459
Securities available to sale	268,447	304,479	319,520	275,076	272,484
FHLB and FRB stock, at cost	10,032	4,639	4,569	4,624	5,315
Total loans	1,574,201	1,132,584	1,038,345	932,497	983,537
Allowance for loan losses	15,373	12,735	13,223	14,282	13,192
Total deposits	1,647,250	1,516,427	1,443,892	1,351,546	1,349,669
Total shareholders’ equity	170,657	122,057	122,971	117,716	119,509
Trust assets under administration (market value)	2,690,601	2,303,612	1,957,146	1,940,404	1,856,229
Cash dividends:
Common	1,802	1,774	1,765	1,757	2,199
Preferred	—	112	824	1,126	1,218

	Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Selected performance ratios:
Return on average total assets	0.54%	0.61%	0.79%	0.52%	0.49%
Return on average common shareholders’ equity	7.37	8.03	10.74	6.26	6.26
Dividend payout ratio	19.46	19.24	16.13	29.39	39.05
Average equity to average assets ratio	7.26	7.25	7.64	7.83	7.99

Net interest margin	3.26	3.50	3.47	3.64	3.58
Non-interest expenses to average assets	3.19	3.04	2.90	2.91	2.90
Non-interest income to average assets	1.19	1.34	1.09	0.95	0.95
Asset quality ratios (at period end):
Nonperforming loans to total loans	0.42%	1.04%	1.85%	2.01%	1.19%
Nonperforming assets to total assets	0.44	0.91	1.65	1.51	0.80
Allowance for loan losses to nonperforming loans	231.87	108.55	68.83	76.05	112.25
Allowance for loan losses to total loans	0.98	1.12	1.27	1.53	1.34
Net charge-offs to average loans	0.06	0.80	0.86	0.93	0.61
Plus other real estate owned

Liquidity and capital ratios:
Average loans to average deposits	83.05%	76.39%	70.15%	72.22%	78.74%
Total shareholders’ equity to total assets	8.68	7.32	7.68	7.82	7.90
Average common shareholders’ equity to average assets	7.26	7.22	6.66	6.43	6.17
Total capital to risk-weighted assets	15.33	13.08	13.76	14.16	13.71
Tier 1 capital to risk-weighted assets	14.07	11.83	12.51	12.91	12.45
Tier 1 leverage ratio	9.00	7.27	7.73	7.96	7.93

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW: The following discussion and analysis is intended to provide information about the financial condition and results of operations of Peapack-Gladstone Financial Corporation and its subsidiaries on a consolidated basis and should be read in conjunction with the consolidated financial statements and the related notes and supplemental financial information appearing elsewhere in this report.

Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”), formed in 1997, is the parent holding company for Peapack-Gladstone Bank (the “Bank”), formed in 1921, a commercial bank providing innovative private banking services to businesses, non-profits and consumers which help them to establish, maintain and expand their legacy. Through its private banking locations in Bedminster, Morristown, Princeton and Teaneck, its wealth management division, and its branch network in Somerset, Hunterdon, Morris, Middlesex and Union counties, the Bank offers an unparalleled commitment to client service.

For the year ended December 31, 2013, Peapack-Gladstone Financial Corporation recorded net income of $9.3 million, and diluted earnings per share of $1.01. During 2013, Management developed and presented to the Company’s Board of Directors a comprehensive plan for the future. The Strategic Plan – known as “Expanding Our Reach” – focuses on the client experience and organic growth across all lines of business. The Plan calls for expansion of existing lines of business, and establishment of a new commercial and industrial (C&I) lending platform, through the use of private banking teams, who lead with deposit gathering and wealth management discussions. The Plan further calls for establishment of a sales force that supports our branches and serves as a primary point of contact for clients. The Plan was accepted and approved by the Board in March 2013 and implementation began immediately.

Added to Overview:

In addition to implementing and following through on the strategic plan in 2013, the following are additional highlights:

•	In support of the growth associated with the Plan, the Corporation successfully raised $42 million (gross) of common equity in a rights offering and sale to standby investors, that closed on December 12, 2013. Over 52 percent of the offering was subscribed by existing shareholders. The remainder was purchased by nine pre-arranged standby investors, the majority of which are new institutional shareholders in the Corporation.
•	Total end of year loan balances reached another record level for the Corporation, $1.57 billion. This level reflected an increase of $442 million or 39 percent from the balance at December 31, 2012.
23

•	Total deposits also reached a record level. The end of year 2013 balance of $1.65 billion reflected an increase of $131 million or nearly nine percent from the balance at December 31, 2012 and included an increase of $75 million in the fourth quarter of 2013.
•	At December 31, 2013, the market value of assets under administration at the Bank’s Wealth Management Division of $2.69 billion was also another record for the Corporation. This level reflected an increase of 17 percent from the balance at December 31, 2012.
•	All of the Corporation’s operations support staff were consolidated from the Operation Center into the Administration building and core operating system equipment was relocated to an off-premises third-party location. These moves created operating efficiencies; reduced risk from a disaster preparedness perspective; and created a savings relative to ongoing premises and equipment expenses.
•	Trends in asset quality continue to demonstrate strong improvement when compared to prior periods. Nonperforming assets declined in both dollars and as a percentage of assets to 0.44 percent of total assets as of December 31, 2013, compared to 0.91 percent of total assets as of December 31, 2012.
•	The book value per share at December 31, 2013 of $14.79 reflected improvement when compared to $13.87 at December 31, 2012.
•	Capital ratios were benefitted by the December 2013 capital raise and were improved and very strong as of December 31, 2013, even with nearly $300 million growth in assets for the year, as well as migration of lower-risk weighted investment security cash flows into loans.

Peapack-Gladstone Financial Corporation’s common stock trades on the National Association of Securities Dealers Automated Quotations (NASDAQ) Global Select Market under the symbol “PGC.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Corporation’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Corporation’s Audited Consolidated Financial Statements for the year ended December 31, 2013, contains a summary of the Corporation’s significant accounting policies.

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

The provision for loan losses is based upon Management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although Management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey and to a lesser extent New York City. Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may experience continuing adverse economic conditions. Future adjustments to the provision for loan losses and allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in value is other-than-temporary. To determine whether a decline in value is other-than-temporary, Management considers the reasons underlying the decline, the near-term prospects of the issuer, the extent and duration of the decline and whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the amount of the impairment is split into two components – other-than-temporary impairment related to credit loss, which must be recognized through earnings. No impairment charges were recognized in 2013, 2012 or 2011. For equity securities, the entire amount of impairment is recognized through earnings.

EARNINGS SUMMARY:

The following table presents certain key aspects of our performance for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,			Change
(In thousands, except per share data)	2013	2012	2011	2013 v 2012	2012 v 2011
Results of Operations:
Interest income	$57,053	$56,090	$56,051	$963	$39
Interest expense	4,277	4,687	7,136	(410)	(2,449)
Net interest income	52,776	51,403	48,915	1,373	2,488
Provision for loan losses	3,425	8,275	7,250	(4,850)	1,025
Net interest income after provision
for loan losses	49,351	43,128	41,665	6,223	1,463
Other income	20,595	21,303	16,716	(708)	4,587
Other operating expense	55,183	48,330	44,399	6,853	3,931
Income before income tax expense	14,763	16,101	13,982	(1,338)	2,119
Income tax expense	5,502	6,405	1,814	(903)	4,591
Net income	$9,261	$9,696	$12,168	$(435)	$(2,472)
Dividends on Preferred Stock and
accretion	—	474	1,228	474	754
Net income available to common
shareholders	$9,261	$9,222	$10,940	$39	$(1,718)

Per Share Data:
Basic earnings per common share	$1.02	$1.05	$1.25	$0.03	$(0.20)
Diluted earnings per common share	1.01	1.05	1.25	0.04	(0.20)

Average common shares outstanding	9,094,111	8,780,973	8,741,209	313,138	39,764
Diluted average common shares
outstanding	9,176,799	8,828,474	8,742,270	348,325	86,204

Average common equity to
average assets	7.26%	7.22%	6.66%	0.04	0.56%
Return on average assets	0.54	0.61	0.79	(0.07)	(0.18)
Return on average common equity	7.37	8.03	10.74	(0.66)	(2.71)

	Years Ended December 31,			Percent Change
	2013	2012	2011	2013 v 2012	2012 v 2011
Selected Balance Sheet Ratios:
Total capital to risk-weighted assets	15.33%	13.08%	13.76%	2.25%	(0.68)%
Leverage ratio	9.00	7.27	7.73	1.73	(0.46)
Average loans to average deposits	83.05	76.39	70.15	6.66	6.24
Allowance for loan losses to total
loans	0.98	1.12	1.27	(0.14)	(0.15)
Allowance for loan losses to
nonperforming loans	231.87	108.55	68.83	123.32	39.72
Nonperforming loans to total loans	0.42	1.04	1.85	(0.62)	(0.81)
Noninterest bearing deposits to
total deposits	21.62	19.66	20.60	1.96	(0.94)
Time deposits to total deposits	9.52	11.78	13.64	(2.26)	(1.86)

2013 compared to 2012

For the year ended December 31, 2013, the Corporation recorded net income available to common shareholders of $9.3 million and diluted earnings per share of $1.01 as compared to net income available to common shareholders of $9.2 million and diluted earnings per share of $1.05 for the year ended December 31, 2012. These results produced a return on average assets of 0.54 percent and 0.61 percent in 2013 and 2012, respectively, and a return on average common shareholders’ equity of 7.37 percent and 8.03 percent in 2013 and 2012, respectively.

Earnings for the 2013 year were benefitted by higher net interest income and a lower provision for loan losses, offset by higher other operating expenses when compared to 2012. Higher operating expenses were principally due to costs associated with the Strategic Plan, described in the Overview section above.

2012 compared to 2011

The Corporation recorded net income available to common shareholders of $9.2 million for the year ended December 31, 2012, and diluted earnings per share of $1.05 compared to net income available to common shareholders of $10.9 million and diluted earnings per share of $1.25 for the year ended December 31, 2011. These results produced a return on average assets of 0.61 percent and 0.79 percent in 2012 and 2011, respectively, and a return on average common shareholders’ equity of 8.03 percent in 2012 and 10.74 percent in 2011.

Earnings for the year ended December 31, 2012 were reduced by the effects of several strategic initiatives begun in the fourth quarter of 2012, resulting in higher professional and legal fees, severance accruals and an additional provision for loan losses related to the transfer of classified loans to held for sale on December 31, 2012. In addition, the sale of the Company’s Pooled Trust Preferred Securities portfolio resulted in a $2.9 million gain and resulted in a significant reduction in risk-weighted assets for regulatory capital purposes and the realization of a large portion of deferred tax assets.

Earnings for the 2011 year were benefitted by a state income tax benefit of $2.99 million related to the reversal of a valuation allowance previously recorded in 2008. Circumstances and projections indicated that the deferred tax asset would be realized in future periods and it was, in fact, realized upon the sale of the Pooled Trust Preferred Securities portfolio in the fourth quarter of 2012.

NET INTEREST INCOME AND NET INTEREST MARGIN

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

The following table summarizes the Company’s net interest income and related spread and margin for the periods indicated:

	Years Ended December 31,
(In thousands)	2013	2012	2011
Net interest income	$52,776	$51,403	$48,915
Interest rate spread	3.18%	3.41%	3.35%
Net interest margin	3.26	3.50	3.47

The following table compares the average balance sheets, net interest spreads and net interest margins for the years ended December 31, 2013, 2012 and 2011 (on a fully tax-equivalent basis-“FTE”):

Year Ended December 31, 2013

		Income/
	Average	Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$230,158	4,606	2.00%
Tax-exempt(1)(2)	53,038	1,307	2.46
Loans held for sale	5,498	285	5.18
Loans (2)(3)	1,290,247	51,311	3.98
Federal funds sold	101	—	0.10
Interest-earning deposits	60,685	152	0.25
Total interest-earning assets	1,639,727	57,661	3.52%
Noninterest-earning assets:
Cash and due from banks	5,970
Allowance for loan losses	(13,653)
Premises and equipment	29,312
Other assets	69,197
Total noninterest-earning assets	90,826
Total assets	$1,730,553
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$366,703	323	0.09%
Money markets	578,819	1,048	0.18
Savings	113,914	59	0.05
Certificates of deposit	167,921	1,823	1.09
Total interest-bearing deposits	1,227,357	3,253	0.27
Borrowed funds	32,894	603	1.83
Capital lease obligation	8,855	421	4.75
Total interest-bearing liabilities	1,269,106	4,277	0.34%
Noninterest-bearing liabilities:
Demand deposits	326,286
Accrued expenses and other liabilities	9,460
Total noninterest-bearing liabilities	335,746
Shareholders’ equity	125,701
Total liabilities and shareholders’ equity	$1,730,553
Net interest income		$53,384
Net interest spread			3.18%
Net interest margin (4)			3.26%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2012

		Income/
	Average	Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$303,599	$7,033	2.32%
Tax-exempt(1)(2)	46,780	1,363	2.91
Loans held for sale	2,487	123	4.94
Loans (2)(3)	1,094,696	48,112	4.40
Federal funds sold	100	—	0.10
Interest-earning deposits	41,303	98	0.24
Total interest-earning assets	1,488,965	$56,729	3.81%
Noninterest-earning assets:
Cash and due from banks	6,506
Allowance for loan losses	(13,942)
Premises and equipment	31,049
Other assets	77,048
Total noninterest-earning assets	100,661
Total assets	$1,589,626
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$336,228	$379	0.11%
Money markets	510,633	1,022	0.20
Savings	101,068	70	0.07
Certificates of deposit	188,918	2,237	1.18
Total interest-bearing deposits	1,136,847	3,708	0.33
Borrowed funds	25,277	548	2.17
Capital lease obligation	9,067	431	4.75
Total interest-bearing liabilities	1,171,191	4,687	0.40%
Noninterest-bearing liabilities:
Demand deposits	296,250
Accrued expenses and other liabilities	6,977
Total noninterest-bearing liabilities	303,227
Shareholders’ equity	115,208
Total liabilities and shareholders’ equity	$1,589,626
Net interest income		$52,042
Net interest spread			3.41%
Net interest margin (4)			3.50%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2011

		Income/
	Average	Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$369,905	$8,351	2.26%
Tax-exempt(1)(2)	39,338	1,439	3.66
Loans held for sale	880	56	6.41
Loans (2)(3)	965,716	46,716	4.84
Federal funds sold	100	—	0.23
Interest-earning deposits	54,664	144	0.26
Total interest-earning assets	1,430,603	$56,706	3.96%
Noninterest-earning assets:
Cash and due from banks	8,260
Allowance for loan losses	(14,561)
Premises and equipment	33,015
Other assets	73,263
Total noninterest-earning assets	99,977
Total assets	$1,530,580
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$318,446	$1,045	0.33%
Money markets	519,702	2,010	0.39
Savings	86,818	205	0.24
Certificates of deposit	207,892	2,815	1.35
Total interest-bearing deposits	1,132,858	6,075	0.54
Borrowed funds	22,622	742	3.28
Capital lease obligation	6,397	319	4.99
Total interest-bearing liabilities	1,161,877	7,136	0.61%
Noninterest-bearing liabilities:
Demand deposits	243,850
Accrued expenses and other liabilities	7,954
Total noninterest-bearing liabilities	251,804
Shareholders’ equity	116,899
Total liabilities and shareholders’ equity	$1,530,580
Net interest income		$49,570
Net interest spread			3.35%
Net interest margin (4)			3.47%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Year Ended 2013 Compared with 2012			Year Ended 2012 Compared with 2011
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$(1,370)	$(1,113)	$(2,483)	$(1,050)	$(344)	$(1,394)
Loans	8,679	(5,480)	3,199	5,801	(4,405)	1,396
Loans held for sale	156	6	162	80	(13)	67
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	50	4	54	(35)	(11)	(46)
Total interest income	$7,515	$(6,583)	$932	$4,796	$(4,773)	$23
LIABILITIES:
Checking	$29	$(85)	$(56)	$5	$(671)	$(666)
Money market	122	(96)	26	(35)	(953)	(988)
Savings	9	(20)	(11)	30	(165)	(135)
Certificates of deposit	(247)	(167)	(414)	(244)	(334)	(578)
Borrowed funds	259	(204)	55	(185)	(9)	(194)
Capital lease obligation	(10)	—	(10)	127	(15)	112
Total interest expense	$162	$(572)	$(410)	$(302)	$(2,147)	$(2,449)
Net interest income	$7,353	$(6,011)	$1,342	$5,098	$(2,626)	$2,472

2013 compared to 2012

On a fully tax-equivalent basis, net interest income was $53.4 million in 2013, an increase of $1.3 million or three percent over net interest income of $52.0 million in 2012. For 2013 and 2012, the Corporation’s net interest margin was 3.26 percent and 3.50 percent, respectively, a decrease of 24 basis points. Net interest income increased from 2012 to 2013 due to an increase in loan volumes, especially multifamily mortgages, offset by the effect of lower market rates on loans and investments and declines in the average investment portfolios.

Interest income on earning assets, on a fully tax-equivalent basis, increased $932 thousand or 2 percent to $57.7 million in 2013 from $56.7 million in 2012. Average earning assets for 2013 and 2012 totaled $1.64 billion and $1.49 billion, respectively, an increase of $151 million or 10 percent over 2012 average. The average rate earned on earning assets was 3.52 percent in 2013, compared to 3.81 percent in 2012, a decrease of 29 basis points and due to continued decreases in market rates for all loan and investment types.

For the year ended December 31, 2013, average interest-bearing liabilities totaled $1.27 billion, an increase of $100 million or eight percent over the average interest-bearing liabilities for 2012 of $1.17 billion. The average rate paid declined to 0.34 percent for 2013 from 0.40 percent for 2012. The decline in the average rate on interest-bearing liabilities was due to the sustained low in market rates coupled with targeted growth of lower-costing core deposits and continued run-off of higher-paying certificates of deposit.

The average balance of borrowings was $32.9 million for 2013 compared to $25.3 million during 2012, an increase of $7.6 million or 30 percent. Average Federal Home Loan Bank advances increased during 2013 to $25.2 million as the Corporation utilized medium term, fixed rate FHLB advances, from time to time, as an interest rate risk management tool. Average overnight borrowings decreased $4.8 million during 2013 to $5.4 million. The average rates paid on total borrowings was 1.83 percent during 2013 compared to 2.17 percent during 2012, a decrease of 34 basis points. The average rates paid on the Corporation’s overnight borrowings during 2013 was 0.35 percent compared to 0.38 percent during 2012, while the average rates paid on Federal Home Loan Bank advances was 2.28 percent and 3.37 percent in 2013 and 2012, respectively.

The average balance on capital lease obligations was $8.9 million and $9.1 million during 2013 and 2012, respectively, while the average rate on capital lease obligations during both 2013 and 2012 was 4.75 percent.

2012 compared to 2011

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

INVESTMENT SECURITIES AVAILABLE FOR SALE: Investment securities available for sale are purchased, sold and/or maintained as a part of the Corporation’s liquidity and interest rate risk management strategies, and in response to changes in interest rates, liquidity needs, prepayment speeds and/or other factors. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes. Realized gains and losses are recognized in income at the time the securities are sold.

At December 31, 2013, the Corporation had investment securities available for sale with a fair value of $268.4 million, compared with $304.5 million at December 31, 2012. Net unrealized gains (net of income tax) of $23 thousand and $4.3 million were included in shareholders’ equity at December 31, 2013 and 2012, respectively.

The carrying value of investment securities available for sale for the years ended December 31, 2013, 2012 and 2011 are shown below:

(In Thousands)	2013	2012	2011
U.S. treasury and U.S. government-
sponsored entity bonds	$14,770	$26,845	$46,878
Mortgage-backed securities-residential
(principally U.S. government-sponsored
entities)	189,080	221,440	236,984
State and political subdivision	59,343	50,632	29,851
Single-issuer trust preferred security	2,370	2,289	2,167
CRA investment fund	2,884	3,062	3,040
Marketable equity securities	—	211	600
Total	$268,447	$304,479	$319,520

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of December 31, 2013:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(In Thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$—	$—	$2,835	$11,935	$14,770
sponsored entity bonds	—%	—%	1.02%	1.58%	1.48%
Mortgage-backed securities-	$266	$6,553	$95,080	$87,181	$189,080
residential (1)	1.40%	3.80%	2.09%	1.87%	2.04%
State and political subdivisions (2)	$29,043	$16,602	$11,731	$1,967	$59,343
	0.97%	2.30%	3.96%	4.51%	2.04%
Single-issuer trust preferred security (1)	$—	$—	$—	$2,370	$2,370
	—%	—%	—%	1.05%	1.05%
Total	$29,309	$23,155	$109,646	$103,453	$265,563
	0.97%	2.72%	2.26%	1.86%	2.00%

(1)	Shown using stated final maturity
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Corporation’s liquidity and interest rate risk management strategies. The combined average balance of these investments during 2013 was $60.8 million compared to $41.4 million in 2012.

LOANS: The loan portfolio represents the largest portion of the Corporation’s earning assets and is the primary source of interest and fee income. Loans are primarily originated in the State of New Jersey and, to a lesser extent, the New York City area.

Total loans were $1.57 billion and $1.13 billion at December 31, 2013 and 2012, respectively, an increase of $441.6 million or 39 percent over the previous year. The Corporation has been successful in originating what management believes to be high-quality loans due to its customer service levels, turnaround time and competitive pricing. During 2013, commercial mortgages nearly doubled, increasing to $832.0 million due a company-wide focus on this type of business in both the New Jersey and New York City markets as well as continued demand from borrowers looking to refinance multifamily and other commercial mortgages held by other institutions. Commercial loans totaled $131.8 million at December 31, 2013, increasing $16.4 million or 14 percent in 2013, as the Corporation introduced a comprehensive commercial and industrial (C&I) lending program in 2013. Residential mortgage loans totaled $532.9 million at December 31, 2013, an increase of $17.9 million, or 3 percent, from 2012. During the second half of 2013, refinance activity slowed, reducing residential loan origination levels but also principal repayments on loans. Certain longer-duration loan production continued to be sold in 2013 as part of the interest rate risk management strategy.

In December 2012, the Corporation transferred $19 million of classified loans to loans held for sale as these loans were being marketed for sale. Upon transfer, the Corporation recorded a charge-off on these loans totaling $5.4 million. These loans are disclosed as loans held for sale, at lower of cost or fair value, on the consolidated statements of condition as of December 31, 2012 with a balance of $13.7 million. In March 2013, the loans were sold for a gain of $522 thousand.

The following table presents an analysis of outstanding loans by loan type, net of unamortized discounts and deferred loan origination costs, as of December 31,

(In Thousands)	2013	2012	2011	2010	2009
Residential mortgage	$532,911	$515,014	$498,482	$419,653	$452,641
Commercial mortgage	831,997	420,086	330,559	288,183	279,595
Commercial loans	131,795	115,372	123,845	131,408	120,554
Commercial-construction	5,893	9,328	13,713	25,367	64,816
Home equity lines of credit	47,905	49,635	50,291	45,775	38,728
Consumer and other loans	23,700	23,149	21,455	22,111	27,203
Total loans	$1,574,201	$1,132,584	$1,038,345	$932,497	$983,537

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2013:

	Within	After 1 But	After
(In Thousands)	One Year	Within 5 Years	5 Years	Total
Residential mortgage	$165,092	$228,850	$138,969	$532,911
Commercial mortgage	107,346	462,856	261,795	831,997
Commercial loans	79,901	45,158	6,736	131,795
Commercial-construction	5,893	—	—	5,893
Home equity lines of credit	47,905	—	—	47,905
Consumer and other loans	9,501	9,966	4,233	23,700
Total loans	$415,638	$746,830	$411,733	$1,574,201

The following table presents the loans, by loan type, that have a predetermined interest rate and an adjustable interest rate due after one year at December 31, 2013:

	Predetermined	Adjustable
(In Thousands)	Interest Rate	Interest Rate
Residential mortgage	$313,150	$127,597
Commercial mortgage	125,311	720,081
Commercial loans	15,223	2,576
Commercial construction	—	4,156
Consumer loans	18,652	—
Total loans	$472,336	$854,410

The Corporation has not made nor invested in subprime loans or “Alt-A” type mortgages. At December 31, 2013, there were no commitments to lend additional funds to borrowers whose loans are classified as nonperforming.

DEPOSITS: At December 31, 2013, the Corporation reported total deposits of $1.65 billion, an increase of $130.8 million, or 8.6 percent, from the balance reported at December 31, 2012. The Corporation’s strategy is to fund a majority of loan growth with core deposits, which is an important factor in the generation of net interest income. Average deposits for 2013 increased $120.5 million, or 8.4 percent, over 2012 average levels. Over that period, the Company saw growth in average noninterest-bearing checking balances, growth in average interest-bearing checking, growth in money market account balances and growth in savings. The Company has successfully focused on:

•	Business and personal core deposit generation, particularly checking;
•	Municipal relationships within its market territory; and
•	Growth in deposits associated with its commercial mortgage and commercial loan growth.

Average certificates of deposit (CDs) declined in 2013 from 2012’s levels. These higher-cost CDs were replaced with lower-cost, more stable core deposits.

The following table sets forth information concerning the composition of the Corporation’s average deposit base and average interest rates paid for the following years:

(In Thousands)	2013		2012		2011
Noninterest-bearing demand	$326,286	—%	$296,250	—%	$243,850	—%
Checking	366,703	0.09	336,228	0.11	318,446	0.33
Savings	113,914	0.05	101,068	0.07	86,818	0.24
Money markets	578,819	0.18	510,633	0.20	519,702	0.39
Certificates of deposit	167,921	1.09	188,918	1.18	207,892	1.35
Total deposits	$1,553,643	0.21%	$1,433,097	0.26%	$1,376,708	0.44%

Certificates of deposit $100,000 and over are generally purchased by local municipal governments or individuals for periods of one year or less. The following table shows the remaining maturity for certificates of deposit of $100,000 or more as of December 31, 2013 (in thousands):

Three months or less	$10,024
Over three months through six months	27,209
Over six months through twelve months	14,244
Over twelve months	9,651
Total	$61,128

Included in certificates of deposits are brokered CDs of $5 million for 2013, which mature in over twelve months.

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS: At December 31, 2013 and 2012, Federal Home Loan Bank (FHLB) advances totaled $74.7 million and $12.2 million, respectively, with a weighted average interest rate of 1.80 percent and 3.03 percent, respectively. The Corporation considers FHLB advances an added source of funding, and accordingly, may execute transactions from time to time as an additional part of Corporation’s liquidity and interest rate risk management strategies. The FHLB advances outstanding at December 31, 2013 have varying maturities, call dates and interest rates, as well as prepayment penalties. At December 31, 2013 overnight borrowings totaled $54.9 million with a weighted average rate of 0.40%. There were no overnight borrowings at December 31, 2012.

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION: The allowance for loan losses was $15.4 million at December 31, 2013 compared to $12.7 million at December 31, 2012. At December 31, 2013, the allowance for loan losses as a percentage of total loans outstanding was 0.98 percent compared to 1.12 percent at December 31, 2012. The provision for loan losses was $3.4 million for 2013, $8.3 million for 2012 and $7.3 million for 2011.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on collateral. The following portfolio classes have been identified:

a)	Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans within or near its primary geographic market area. When reviewing residential mortgage loan applications, the Bank obtains detailed verifiable information regarding income, assets and indebtedness, a credit report, and an independent appraisal of the property to be mortgaged. The Bank makes residential mortgage loans up to 80% of the appraised value and up to 97% with private mortgage insurance. The Bank uses lower loan to value ratios for large loans and loans on either second (vacation) homes or investment property. The Bank’s underwriting guidelines include (i) minimum credit report scores of 680 and (ii) a maximum debt to income ratio of 45%. The Bank may consider an exception to any guideline if the remaining characteristics of the application are sufficiently strong to compensate. Generally, the Bank retains in its portfolio residential mortgage loans with maturities of up to 15 years except for community development loans granted under the Bank’s Affordable loan Programs, while loans with longer maturities are sold to third party financial institutions. The Bank does not originate, purchase or carry any sub-prime mortgage loans.

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

d)	Multifamily Loans. Multifamily loans are commercial mortgages on residential apartment buildings. Within the multifamily sector, the Bank’s primary focus is to lend against larger non-luxury apartment buildings with at least 30 units and which are owned and managed by experienced sponsors. As of December 31, 2013, the average property size in the portfolio was 48 units and, of the total portfolio balance, 61 percent was on properties in New Jersey, 36 percent in New York and 3 percent in Pennsylvania.

Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expense, maintenance, taxes and debt service. The Bank includes debt service coverage covenants in these loans and the average ratio at original underwriting was about 1.76x. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Certain markets, such as New York City, are rent regulated, and as such, feature rents that are considered to be below market rates. Generally, rent regulated properties are characterized by relatively stable occupancy levels and longer term tenants. As a loan asset class for many banks, multifamily loans have experienced much lower historical loss rates compared to other types of commercial lending.

The Bank’s Loan Policy allows loan to appraised value ratios of up to 80 percent, however, almost all loans are originated at a maximum loan to value of 75 percent and the overall portfolio average loan to value ratio was under 60 percent at year end 2013. Most multifamily loans are made on a fixed rate basis with interest rate resets every five or seven years over an underlying market index, however, the Bank periodically will provide fixed rate periods as short as three years or up to ten years. Multifamily loan terms include prepayment penalties for early payoffs and generally require that the Bank escrow for real estate taxes. Multifamily loans will typically have a minimum debt service coverage ratio that provides for an adequate cushion for unexpected or uncertain events and changes in market conditions. In the loan underwriting process, the Bank requires an independent appraisal and review, appropriate environmental due diligence and an assessment of the property’s condition. A high majority of multifamily borrowers also maintain some form of deposit relationship with the Bank.

e)	Commercial Real Estate Loans. The Bank provides mortgage loans for commercial real estate that is either owner occupied or managed as an investment property (non-owner occupied). Principal types of investment commercial real estate properties include retail (31 percent of the investment CRE portfolio), office buildings (22 percent), mixed use (21 percent), medical facilities (10 percent), industrial (seven percent) and other (9 percent). The terms and conditions of all commercial mortgage loans are tailored to the specific attributes of the borrower and any guarantors as well as the nature of the property and loan purpose. In the case of investment commercial real estate properties, the Bank reviews, among other things, the composition and diversity of the underlying tenants, terms and conditions of the underlying tenant lease agreements, the resources and experience of the sponsor, and the condition and location of the subject property.

Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to various industry or economic conditions. To mitigate this risk, the Bank will generally require an assignment of leases, direct recourse to the owners, and a risk appropriate interest rate and loan structure. In underwriting an investment commercial real estate loan, the Bank evaluates the property’s historical operating income as well as its projected sustainable cash flow and generally requires a minimum debt service coverage ratio that provides for an adequate cushion for unexpected or uncertain events and changes in market conditions.

With an owner occupied property, a detailed credit assessment is made of the operating business since its ongoing success and profitability will be the primary source of repayment. While owner occupied properties include the real estate as collateral, the risk assessment of the operating business is more similar to the underwriting of commercial and industrial loans (described below). The Bank will evaluate factors such as, but not limited to, the expected sustainability of profits and cash flow, the depth and experience of management and ownership, the nature of competition, and the impact of forces like regulatory change and evolving technology.

While the Bank’s policy allows loan to value ratios of up to 80 percent of an appraised value, the maximum is typically 75 percent, and about half are at 65 percent or lower at origination. Commercial mortgage loans are generally made on a fixed rate basis with periodic rate resets every five or seven years over an underlying market index. Commercial real estate loan terms include prepayment penalties for early payoffs and generally require that the Bank escrow for real estate taxes. The Bank requires an independent appraisal, an assessment of the property’s condition, and appropriate environmental due diligence. With all commercial real estate loans, the Bank’s standard practice is to require a depository relationship.

f)	Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory and equipment. When underwriting business loans, among other things, the bank evaluates the historical profitability and debt servicing capacity of the borrowing entity and the financial resources and character of the principal owners and guarantors.

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

g)	Agricultural Production. These are loans to finance agricultural production and other loans to farmers.

h)	Commercial Construction. The Bank has substantially wound down its commercial construction lending activity given the current economic environment. New construction loans would be considered only to experienced and reputable local builders and developers that have the capital and liquidity to carry a project to completion and stabilization and for projects that are supported by either a permanent take-out or acceptable executed leases or sales contracts. When evaluating a construction loan request, the Bank will also review the construction plans and drawings, costs estimates from architects, and an independent appraisal. Construction loans typically have a 12-24 month period of interest only and at a maximum 70% loan-to-value ratio. Construction loans are considered riskier than commercial financing on improved and established commercial real estate. The risk of potential loss increases if the original cost estimates or time to complete are significantly off.

i)	Consumer and Other. These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments.

The provision was based upon Management’s review and evaluation of the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, general market and economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and the existence and fair value of the collateral and guarantees securing the loans. Although Management used the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey and, to a lesser extent, the New York City area. Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in market conditions in the state and may be adversely affected should real estate values decline further or New Jersey or New York City experience continuing adverse economic conditions. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

The following table presents the loan loss experience, by loan type, during the periods ended December 31, of the years indicated:

(In Thousands)	2013	2012	2011	2010	2009
Allowance for loan losses at
Beginning of year	$12,735	$13,223	$14,282	$13,192	$9,688
Loans charged-off during the period:
Residential mortgage	611	1,676	763	450	861
Commercial mortgage	56	6,987	6,767	198	1,393
Commercial and construction	16	305	879	8,330	3,957
Home equity lines of credit	—	91	89	—	15
Consumer and other	357	100	41	188	51
Total loans charged-off	1,040	9,159	8,539	9,166	6,277
Recoveries during the period:
Residential mortgage	48	3	—	—	—
Commercial mortgage	114	316	96	15	—
Commercial and construction	65	60	119	239	73
Home equity lines of credit	—	—	—	—	—
Consumer and other	26	17	15	2	8
Total recoveries	253	396	230	256	81
Net charge-offs	787	8,763	8,309	8,910	6,196
Provision charge to expense	3,425	8,275	7,250	10,000	9,700
Allowance for loan losses at end of year	$15,373	$12,735	$13,223	$14,282	$13,192

Ratios:
Allowance for loan losses/total loans	0.98%	1.12%	1.27%	1.53%	1.34%
Allowance for loan losses/
Total nonperforming loans	231.87	108.55	68.83	76.05	112.25

The following table shows the allocation of the allowance for loan losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(In thousands)	2013	Loans	2012	Loans	2011	Loans	2010	Loans	2009	Loans
Residential	$2,698	38.7	$3,388	52.2	$2,682	55.0	$1,890	52.5	$2,023	46.0
Commercial
and other	12,597	60.3	9,255	46.4	9,955	43.8	11,804	46.3	10,889	47.3
Consumer	78	1.0	92	1.4	78	1.2	66	1.2	280	6.7
Unallocated	—	—	—	N/A	508	N/A	522	N/A	—	N/A
Total	$15,373	100.0	$12,735	100.0	$13,223	100.0	$14,282	100.0	$13,192	100.0

The allowance for loan losses as of December 31, 2013 totaled $15.4 million compared to $12.7 million at December 31, 2012. The increase in the allowance for loan losses was primarily due to the provision for loan losses made during 2013 for loan growth. In spite of the increase, the allowance for loan loss as a percentage of loans declined to 0.98% at December 31, 2013 compared to 1.07% at December 31, 2012. The provision for loan losses made during 2013 totaled $3.4 million for 2013 compared with $8.3 million for 2012. The provision for loan losses made was primarily influenced by net charge offs taken during the year of $787 thousand, an increase in specific reserve, and loan growth experienced during 2013. The Corporation believes that the allowance for loan losses as of December 31, 2013 represents a reasonable estimate for probable incurred losses in the portfolio.

The portion of the allowance for loan losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, was $13.7 million at December 31, 2013 and $11.9 million at December 31, 2012. General reserves at December 31, 2013 represent 0.88 percent of loans collectively evaluated for impairment as of the end of the year. At December 31, 2012, general reserves were 1.07 percent of loans collectively evaluated for impairment. The Corporation experienced growth in the loan portfolio of approximately $441 million of which $379 million was in the multifamily portfolio and another $19 million was in the residential portfolio. As a result of the growth experienced, multifamily and residential loan classes make up 68% of the loan portfolio as of December 31, 2013 compared to approximately 60% at December 31, 2012. This continued change in loan composition has resulted in the overall decline of the general reserve allowance as a percentage of loans collectively evaluated for impairment at December 31, 2013 when compared to December 31, 2012 as the multifamily and residential loan classes carry a lower general reserve allocation compared to the other non-homogeneous lending portfolios.

The specific reserve component of the allowance for loan losses increased to $1.7 million at December 31, 2013 compared to $813 thousand as of December 31, 2012.

The allowance for loan losses as a percentage of nonperforming loans increased, as the level of nonperforming loans also decreased during the year. Nonperforming loans are specifically evaluated for impairment. Also, Management commonly records partial charge-offs of the excess of the principal balance over the net realizable value of collateral for collateral dependent impaired loans; as a result, the allowance for loan losses does not always change proportionately with changes in nonperforming loans. Management charged off $973 thousand on loans identified as collateral-dependent impaired loans during 2013 and charged off $3.5 million on loans identified as collateral-dependent impaired loans during 2012.

ASSET QUALITY:

The following table presents various asset quality data for the years indicated. These tables do not include loans held for sale.

	Years Ended December 31,
(In thousands)	2013	2012	2011	2010	2009

Loans past due 30-89 days	$2,953	$3,786	$11,632	$5,475	$6,015

Troubled debt restructured loans	$13,966	$9,316	$11,104	$7,157	$11,123

Loans past due 90 days or
more and still accruing interest	$—	$—	$345	$666	$496
Nonaccrual loans	6,630	11,732	18,865	18,114	11,256
Total nonperforming loans	6,630	11,732	19,210	18,780	11,752
Other real estate owned	1,941	3,496	7,137	4,000	360
Total nonperforming assets	$8,571	$15,228	$26,347	$22,780	$12,112

Ratios:
Total nonperforming loans/total loans	0.42%	1.04%	1.85%	2.01%	1.19%
Total nonperforming loans/total assets	0.34	0.70	1.20	1.25	0.78
Total nonperforming assets/total assets	0.44	0.91	1.65	1.51	0.80

Due to the continued weakness in the housing markets and economic environment during 2013, some borrowers have found it difficult to make their loan payments under contractual terms. In certain of these cases, the Corporation has chosen to grant concessions and modify certain loan terms for a limited period of time.

The following table presents the troubled debt restructured loans, by collateral, at December 31, 2013 and 2012:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2013	Relationships	2012	Relationships
Primary residential mortgage	$1,589	9	$1,159	6
Junior lien loan on residence	—	—	240	1
Owner-occupied commercial real estate	2,057	1	2,544	2
Investment commercial real estate	9,949	2	4,949	1
Commercial and industrial	371	3	424	3
Total	$13,966	15	$9,316	13

At both December 31, 2013 and 2012, there are $2.9 million of troubled debt restructured loans included in nonaccrual loans above. All troubled debt restructured loans are considered and included in impaired loans at December 31, 2013 and had specific reserves of $1.7 million. At December 31, 2012, all troubled debt restructured loans were considered and included in impaired loans and had specific reserves of $723 thousand.

Except as disclosed, the Corporation does not have any potential problem loans that causes Management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

Impaired loans totaled $17.7 million and $18.1 million at December 31, 2013 and 2012. Impaired loans include nonaccrual loans of $6.6 million and $11.7 million at December 31, 2013 and 2012, respectively. Impaired loans also include accruing troubled debt restructuring loans of $11.1 million at December 31, 2013 and $6.4 million at December 31, 2012.

The following table presents impaired loans, by collateral type, at December 31, 2013 and 2012.

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2013	Relationships	2012	Relationships
Primary residential mortgage	$3,691	23	$7,155	28
Home equity lines of credit	111	2	110	2
Junior lien loan on residence	260	6	562	5
Owner-occupied commercial real estate	3,250	6	4,724	9
Investment commercial real estate	9,949	2	5,173	2
Commercial and industrial	470	5	423	3
Consumer and other	13	1	—	—
Total	$17,744	45	$18,147	49
Specific reserves, included in the
allowance for loan losses	$1,653		$813

CONTRACTUAL OBLIGATIONS: The following table shows the significant contractual obligations of the Corporation by expected payment period, as of December 31, 2013:

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Loan commitments	$159,162	$—	$—	$—	$159,162
Long-term debt obligations	—	21,897	52,795	—	74,692
Operating lease obligations	2,454	4,535	3,208	6,874	17,071
Capital lease obligations	719	1,520	1,699	8,192	12,130
Total contractual obligations	$162,335	$27,952	$57,702	$15,066	$263,055

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

OFF-BALANCE SHEET ARRANGEMENTS: The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2013.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$747	$61	$—	$—	$808
Performance letters of credit	1,550	—	—	—	1,550
Commercial letters of credit	450	275	—	—	725
Total letters of credit	$2,747	$336	$—	$—	$3,083

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME: The following table presents the major components of other income:

	Years Ended December 31,			Change
(In thousands)	2013	2012	2011	2013 v 2012	2012 v 2011
Service charges and fees	$2,798	$2,756	$2,908	$42	$(152)
Gain on sale of loans (mortgage banking)	1,330	1,195	502	135	693
Gain on sale of classified loans	522	—	—	522	—
Bank owned life insurance	1,098	1,064	1,427	34	(363)
Securities gains	840	3,810	1,037	(2,970)	2,773
Late fees on loans	65	174	142	(109)	32
Gain/loss on ORE	85	(89)	(203)	174	114
(Loss)/gain on sale of fixed assets	(49)	(19)	—	(30)	(19)
Other income	68	130	217	(62)	(87)
Total other income	$6,757	$9,021	$6,030	$(2,264)	$2,991

2013 compared to 2012

The Corporation recorded total other income, excluding income from Peapack-Gladstone Bank Trust & Investments, of $6.8 million in 2013, reflecting a decrease of $2.3 million or 25 percent over 2012 levels. The decrease in 2013 was attributable to decreases in mortgage late fees and net securities gains, offset in part by an increase in gains on sales of loans and net gains on sales of OREO properties.

The Gain on the sale of classified loans totaled $522 thousand for 2013, which, was due to the sale of classified loans held for sale as of December 31, 2012. The decrease in securities gains was due to the sale of the Corporation’s entire pooled trust preferred security portfolio in December 2012 for a net gain of $2.9 million. The Corporation continues to strategically sell investments to reduce prepayment risk and/or interest rate risk and/or to benefit future yield or current capital.

2012 compared to 2011

For the year ended December 31, 2012 and 2011, the Corporation recorded total other income, excluding trust fees, of $9.0 million and $6.0 million, respectively, reflecting an increase of $3.0 million or 50 percent over 2011 levels. The increase in 2012 was attributable to increases in gain on loans sold and net securities gains, offset in part by a decrease in bank owned life insurance income and service charges and fees.

Gain on loans sold, on residential first mortgage loans sold at origination, totaled $1.2 million for 2012, compared to $502 thousand for 2011. The increase was principally due to higher residential mortgage loan origination volumes in 2012, as well as a balance sheet management decision to retain less loans in portfolio.

In 2012 and 2011, net gains on sales of securities totaled $3.8 million and $1.0 million, respectively. As noted previously, in 2012, the Corporation sold the entire pooled trust preferred security portfolio for a net gain of $2.9 million, resulting in the realization of a large portion of the Company’s deferred tax assets and the reduction of risk-weighted assets for regulatory capital purposes. The Corporation also strategically sold investments during 2012 to reduce prepayment risk and/or interest rate risk and/or to benefit future yield or current capital.

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

OPERATING EXPENSES: The following table presents the major components of operating expenses:

	Years Ended December 31,			Change
(In thousands)	2013	2012	2011	2013 v 2012	2012 v 2011
Salaries and employee benefits	$32,249	$27,595	$23,230	$4,654	$4,365
Premises and equipment	9,914	9,467	9,371	447	96
Trust & Investments other expense	1,702	1,462	1,542	240	(80)
Professional and legal fees	2,085	1,301	987	784	314
FDIC assessment	1,121	1,208	1,532	(87)	(324)
Loan expense	676	877	1,029	(201)	(152)
Telephone	696	647	765	49	(118)
Advertising	519	512	697	7	(185)
Stationery and supplies	391	381	416	10	(35)
Postage	409	370	373	39	(3)
Provision for ORE losses	1,010	145	865	865	(720)
Other operating expenses	4,411	4,365	3,592	46	773
Total operating expense	$55,183	$48,330	$44,399	$6,853	$3,931

2013 compared to 2012

Operating expenses totaled $55.2 million in 2013, compared to $48.3 million in 2012, resulting in an increase of $6.9 million, or 14 percent. Salaries and benefits expense, which accounts for the largest portion of operating expenses, totaled $32.2 million in 2013, reflecting an increase of $4.7 million or 17 percent, when compared to 2012. This is largely due to strategic hiring in line with the Company’s Strategic Plan. In addition, the Corporation recorded a $933 thousand compensation expense accrual related to certain staff restructurings during the third quarter of 2013. In 2013, in addition to the normal salary increases and the additional compensation associated with additions to staff, the Corporation saw increases in bonus, incentive and profit sharing accruals.

In 2013, premises and equipment expense totaled $9.9 million compared to $9.5 million in 2012, an increase of $447 thousand, or 5 percent. This was due to accelerated depreciation expense related to the consolidation of the operations center staff and equipment, as previously described.

Trust & Investments other expense totaled $1.7 million in 2013, increasing $240 thousand, or 16 percent, from 2012 due to increased system expenses related to increased volume. Professional and legal fees increased $784 thousand, or 60 percent, from $1.3 million in 2012 to $2.1 million in 2013, due primarily to fees associated with the search for a new head of Wealth Management and various training and consulting expenses, much of which was associated with the Strategic Plan.

Loan expense totaled $676 thousand in 2013, decreasing $201 thousand, or 23 percent, when compared to 2012 expense due to lower expenses associated with problem loans. Provision for REO expense was $1.0 million in 2013 compared to $145 thousand in 2012, as one large ORE property required a $1.0 million provision for ORE based on its appraisal in 2013.

The Corporation strives to operate in an efficient manner and control costs; however, given its plans to grow its core businesses, it expects higher operating expenses in 2014 compared to prior periods. The Corporation anticipates that revenue and related profitability associated with these plans will begin to improve after lagging expenses by several quarters.

2012 compared to 2011

Operating expenses totaled $48.3 million and $44.4 million in 2012 and 2011, respectively, resulting in an increase of $3.9 million, or 9 percent.

Salaries and benefits expense, which accounts for the largest portion of operating expenses, totaled $27.6 million in 2012, reflecting an increase of $4.4 million or 19 percent, when compared to 2011. Commissions on residential loan originations for 2012 were $300 thousand higher than 2011’s level, due to greater loan origination volume in 2012. In the fourth quarter of 2012, as noted above, the Corporation recorded a $965 thousand severance accrual associated with organizational and staff restructuring. The valuation of post-retirement benefits for non-employee directors contributed an additional $473 thousand of expense in 2012 due to an increase in the estimated future benefit amounts and lower market rates used in discounting such benefits. The Company’s medical insurance expense increased nearly $150 thousand in 2012 from 2011’s level, due principally to higher rates. The valuation of post retirement life insurance benefits for officers contributed an additional $200 thousand of expense in 2012 due to additional individuals covered during the year when $3 million of Bank Owned Life Insurance was purchased, coupled with lower market rates used in discounting such benefits. In 2012, in addition to the normal salary increases and the additional compensation associated with additions to staff including the new CEO, the Corporation saw increases in bonus and profit sharing accruals.

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

Loan expense totaled $858 thousand in 2012, decreasing $171 thousand, or 17 percent, when compared to 2011 expense due to lower expenses associated with problem loans. Advertising expense declined in 2012 as less focus was placed on print advertising and more focus on less expensive online methods. Provision for REO expense was $145 thousand in 2012 compared to $865 thousand in 2011, as one large ORE property required an $865 thousand write-down based on its appraisal near the end of 2011.

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

INCOME TAXES: For the year ended December 31, 2013, income tax expense was $5.5 million compared to income tax expense of $6.4 million for the same period of 2012. The effective tax rate for the year ended December 31, 2013 was 37.27 percent compared to 39.78 percent for the year ended December 31, 2012. The effective tax rate for 2013 was reduced by an increase in tax-exempt income along with lower income before income taxes compared to prior year. In addition, 2012 included approximately $260 thousand of additional tax expense related to the realization of the deferred tax assets to be carried-back to the prior two years at a slightly lower tax rate compared to the tax rate as recorded.

CAPITAL RESOURCES: A solid capital base provides the Corporation with the ability to support future growth and financial strength, and is essential to executing the Corporation’s Strategic Plan – “Expanding Our Reach.” The Corporation’s capital strategy is intended to provide stability to expand its businesses, even in stressed environments. The Corporation strives to maintain capital levels in excess of those considered to be well capitalized under regulatory guidelines applicable to banks. Maintaining an adequate capital position supports the Corporation’s goal of providing shareholders an attractive and stable long-term return on investment.

At December 31, 2013, the Corporation’s common equity to total assets ratio was 8.68 percent, up from 7.32 percent at December 31, 2012. Also at December 31, 2013, the Corporation’s Tier 1 and total capital ratios were 14.07 percent and 15.33 percent, respectively, and its capital leverage ratio was 9.00 percent at December 31, 2013, all above the levels necessary to be considered well capitalized under regulatory guidelines applicable to banks.

The Corporation successfully completed the sale of 2,470,588 common shares in its rights offering and sale to standby investors in December 2013. The common shares in the offering were all sold at a price of $17.00 per share, representing proceeds to the Corporation of $41.1 million, net of offering costs of $900 thousand. On December 19, 2013, the Board of Directors authorized the Corporation to contribute $40.5 million of the proceeds received from the rights offering to the Bank as equity. At December 31, 2013, the Corporation entered into a note agreement with the Bank, which resulted in a capital contribution of $40.5 million to the Bank. The cash was transferred from the Corporation to the Bank on January 2, 2014 to satisfy the note agreement.

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

On January 6, 2010 and March 2, 2011, the Corporation redeemed 25 percent of the preferred shares issued under the Treasury’s CPP, each time repaying approximately $7.2 million to the Treasury. As a result of the repurchases, the accretion related to the preferred stock was accelerated and approximately $330 thousand and $246 thousand was recorded as a reduction to retained earnings in the first quarters of 2010 and 2011, respectively.

On January 11, 2012, the Corporation redeemed the remaining 50 percent of the preferred shares, repaying approximately $14.5 million to the Treasury. Accretion related to the preferred stock was accelerated and approximately $362 thousand was recorded as a reduction to retained earnings in the first quarter of 2012.

The 150,296 common share warrant remained outstanding after the January 11, 2012 redemption; however, the Corporation paid $109 thousand to the U.S. Treasury on April 5, 2012 to repurchase the warrant.

As noted under Capital Requirements of Part I, Item 1, Basel III rules are effective for the Corporation on January 1, 2015, subject to phase-in periods for certain components. As also noted in that section, the Corporation believes the Corporation and the Bank would meet all capital adequacy requirements under Basel III if such requirements were currently effective.

In addition, the Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the Plan, allows shareholders of the Corporation to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $50,000 per quarter to purchase additional shares of common stock. The Plan is a continuing source of future capital.

Management believes the Corporation’s capital position and capital ratios are adequate.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including loan fundings, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Corporation’s liquidity risk management is intended to ensure the Corporation has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, temporary investments, securities available for sale, deposit inflows, loan repayments and secured borrowings.

Management actively monitors and manages the Corporation’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $35.1 million at December 31, 2013. In addition, the Corporation had $268.4 million in securities designated as available for sale at December 31, 2013. These securities can be sold in response to liquidity concerns. In addition, the Corporation generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At December 31, 2013, unused short-term or overnight borrowing commitments totaled $472.5 million from the FHLB and $29.2 million from correspondent banks.

The Corporation has a Board-approved Contingency Funding Plan in place. This document provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Corporation conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.

Management believes the Corporation’s liquidity position and sources are adequate.

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

PEAPACK-GLADSTONE BANK TRUST AND INVESTMENTS: Peapack-Gladstone Bank Trust & Investments, a division of the Bank, has served in the roles of executor and trustee while providing investment management, custodial, tax, retirement and financial services to its growing client base. Officers from Peapack-Gladstone Bank Trust & Investments are available to provide trust and investment services at the Bank’s corporate headquarters in Bedminster, at private banking locations in Morristown, Princeton and Teaneck, New Jersey and at the Bank’s new subsidiary, PGB Trust & Investments of Delaware in Greenville, Delaware.

The following table presents certain key aspects of Peapack-Gladstone Bank Trust and Investments’ performance for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,			Change
(In thousands, except per share data)	2013	2012	2011	2013 v 2012	2012 v 2011

Total fee income	$13,838	$12,282	$10,686	$1,556	$1,596

Salaries and benefits	5,745	5,565	5,036	180	529

Other operating expense (included in
Operating Expenses section above)	5,039	4,605	4,615	434	(10)

Trust assets under administration
(market value)	$2,690,601	$2,303,612	$1,957,146	$386,989	$346,466

2013 compared to 2012

The market value of assets under administration at December 31, 2013 and 2012 was $2.69 billion and $2.30 billion, respectively, an increase of $387 million or 17 percent over the prior year as the result of improving values in the markets as well as new business activity.

The Corporation realized trust fees totaling $13.8 million in 2013, an increase of $1.6 million or 13 percent, over the levels in 2012. The increase reflects increased relationships, a greater mix of higher margin business and an improvement in the market value of assets under management.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including Peapack-Gladstone Bank Trust & Investments, other expenses for the division totaled $10.8 million compared to $10.2 million for the same period in 2012, an increase of $614 thousand, or 6 percent. For the 2013 year, salaries and benefits expense increased $180 thousand, or 3 percent to $5.7 million when compared to the same period in 2012. Other operating expenses totaled $5.0 million and $4.6 million for the years ended 2013 and 2012, respectively, increasing $434 thousand, or 9 percent when compared to 2012. Operating expenses increased due to growth in the business.

Peapack-Gladstone Bank Trust & Investments currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

2012 compared to 2011

At December 31, 2012 and 2011, the market value of assets under administration was $2.30 billion and $1.96 billion, an increase of $346 million or 18 percent and can be attributed to improving values in the markets and new business activity. Fee income generated by PGB Trust Investments was $12.3 million and $10.7 million in 2012 and 2011 respectively, an increase of 1.6 million or 15 percent.

As explained previously, the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses. Other expenses for the wealth division totaled $10.2 million and $9.7 million for the years ended December 31, 2012 and 2011, respectively, an increase of $519 thousand or 5 percent, when compared to the 2011 year. Salaries and benefits expense accounted for the entire increase, due to the growth in the business.

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

•	inability to successfully grow our business and implement our strategic plan, including an inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;

•	inability to manage our growth;

•	a continued or unexpected decline in the economy, in particular in our New Jersey and New York market areas;

•	declines in our net interest margin caused by the low interest rate and highly competitive market;

•	declines in value in our investment portfolio;

•	higher than expected increases in our allowance for loan losses;

•	higher than expected increases in loan losses or in the level of nonperforming loans;

•	unexpected changes in interest rates;

•	a continued or unexpected decline in real estate values within our market areas;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;

•	successful cyber-attacks against our IT infrastructure and that of our IT providers;

•	higher than expected FDIC insurance premiums;

•	lack of liquidity to fund our various cash obligations;

•	reduction in our lower-cost funding sources;

•	our inability to adapt to technological changes;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and

•	other unexpected material adverse changes in our operations or earnings.

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

ASSET/LIABILITY MANAGEMENT: The Corporation’s Asset/Liability Committee (ALCO) is responsible for developing, implementing and monitoring asset/liability management strategies and reports and advising the Board of Directors on such, as well as the related level of interest rate risk. In this regard, interest rate risk simulation models are prepared on a quarterly basis. These models have the ability to demonstrate balance sheet gaps, and predict changes to net interest income and economic/market value of portfolio equity under various interest rate scenarios. In addition, these models, as well as ALCO processes and reporting, are subject to annual independent third-party review.

ALCO is generally authorized to manage interest rate risk through management of capital and management of cash flows and duration of assets and liabilities, including sales and purchases of assets, as well as additions of wholesale borrowings. ALCO has also recently been authorized to engage in interest rate swaps as a means of extending duration of shorter term liabilities.

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

At this time, the Corporation is not engaged in hedging through the use of interest rate swaps, nor does it use interest rate caps and floors. However, as noted above, ALCO has been authorized to engage in interest rate swaps as a means of extending the duration of shorter term liabilities.

As noted above, ALCO uses simulation modeling to analyze the Corporation’s net interest income sensitivity, as well as the Corporation’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2013. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2013.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2013, net interest income for 2014 would decline approximately six percent while net interest income for 2015 would improve approximately one percent, compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at December 31, 2013, net interest income would decline approximately four percent for 2014 and seven percent for 2015, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Corporation’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2013.

				EVPE as a Percentage of
(Dollars in thousands)	Decrease Estimated Increase/ in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$199,337	$(41,840)	(17.35)%	11.10%	(140.6)
+100	225,629	(15,548)	(6.45)	12.09	(40.7)
Flat interest rates	241,178	—	—	12.50	—
-100	249,862	8,685	3.60	12.62	12.0

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Management believes the Corporation’s interest rate risk position is reasonable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Peapack-Gladstone Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Peapack-Gladstone Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peapack-Gladstone Financial Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Peapack-Gladstone Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Livingston, New Jersey

March 14, 2014

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share data)	2013	2012
ASSETS
Cash and due from banks	$6,534	$6,733
Federal funds sold	101	100
Interest-earning deposits	28,512	112,395
Total cash and cash equivalents	35,147	119,228
Securities available for sale	268,447	304,479
FHLB and FRB stock, at cost	10,032	4,639
Loans held for sale, at fair value	2,001	6,461
Loans held for sale, at lower of cost or fair value	—	13,749
Loans	1,574,201	1,132,584
Less: allowance for loan losses	15,373	12,735
Net loans	1,558,828	1,119,849
Premises and equipment	28,990	30,030
Other real estate owned	1,941	3,496
Accrued interest receivable	4,086	3,864
Bank owned life insurance	31,882	31,088
Deferred tax assets, net	9,762	9,478
Other assets	15,832	21,475
Total assets	$1,966,948	$1,667,836
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$356,119	$298,095
Interest-bearing deposits:
Checking	388,340	346,877
Savings	115,785	109,686
Money market accounts	630,173	583,197
Certificates of deposit $100,000 and over	61,128	68,741
Certificates of deposit less than $100,000	95,705	109,831
Total deposits	1,647,250	1,516,427
Overnight borrowings	54,900	—
Federal home loan bank advances	74,692	12,218
Capital lease obligation	8,754	8,971
Accrued expenses and other liabilities	10,695	8,163
Total liabilities	1,796,291	1,545,779
SHAREHOLDERS’ EQUITY
Common stock (no par value; stated value $0.83 per share;
authorized 21,000,000 shares; issued shares, 12,196,695 at
December 31, 2013 and 9,325,977 at December 31, 2012;
outstanding shares, 11,788,517 at December 31, 2013 and
8,917,799 at December 31, 2012)	10,148	7,755
Surplus	140,699	97,675
Treasury stock at cost (408,178 shares at December 31, 2013 and 2012)	(8,988)	(8,988)
Retained earnings	28,775	21,316
Accumulated other comprehensive income, net	23	4,299
Total shareholders’ equity	170,657	122,057
Total liabilities and shareholders’ equity	$1,966,948	$1,667,836

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2013	2012	2011
INTEREST INCOME
Loans, including fees	$51,218	$48,010	$46,628
Loans held for sale	284	123	56
Securities held to maturity:
Taxable	—	1,648	2,066
Tax-exempt	—	187	354
Securities available for sale:
Taxable	4,606	5,385	6,285
Tax-exempt	793	639	518
Interest-earning deposits	152	98	144
Total interest income	57,053	56,090	56,051
INTEREST EXPENSE
Checking accounts	323	379	1,045
Savings and money market accounts	1,107	1,092	2,215
Certificates of deposit over $100,000	791	900	1,060
Other certificates of deposit	1,032	1,337	1,755
Overnight and short-term borrowings	19	39	3
Federal Home Loan Bank advances	584	509	739
Capital lease obligation	421	431	319
Total interest expense	4,277	4,687	7,136
Net interest income before provision for loan losses	52,776	51,403	48,915
Provision for loan losses	3,425	8,275	7,250
Net interest income after provision for loan losses	49,351	43,128	41,665
OTHER INCOME
Trust fees	13,838	12,282	10,686
Service charges and fees	2,798	2,756	2,908
Bank owned life insurance	1,098	1,064	1,427
Gain on loans held for sale at fair value	1,330	1,195	502
Gain on loans held for sale at lower of cost or fair value	522	—	—
Other income	169	196	156
Securities gains, net	840	3,810	1,037
Total other income	20,595	21,303	16,716
OPERATING EXPENSES
Salaries and employee benefits	32,249	27,595	23,230
Premises and equipment	9,914	9,467	9,371
Other operating expenses	13,020	11,268	11,798
Total operating expenses	55,183	48,330	44,399
Income before income tax expense	14,763	16,101	13,982
Income tax expense	5,502	6,405	1,814
Net income	9,261	9,696	12,168
Dividends on preferred stock and accretion	—	474	1,228
Net income available to common shareholders	$9,261	$9,222	$10,940
EARNINGS PER COMMON SHARE
Basic	$1.02	$1.05	$1.25
Diluted	1.01	1.05	1.25

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
(Dollars in thousands)
Net income	$9,261	$9,696	$12,168
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains arising during the period	(6,390)	1,020	4,003
Adjustment for held to maturity transferred
to available for sale	—	1,685	—
Less: Reclassification adjustment for net gains
included in net income	840	856	1,037
	(7,230)	1,849	2,966
Tax effect	2,954	(756)	(1,250)
Net of tax	(4,276)	1,093	1,716

Unrealized losses on the noncredit, other-than
temporarily impaired held to maturity securities
and on securities transferred from available for
sale to held to maturity, including accretion	—	8,204	146
Less: Reclassification adjustment for gains
included in net income	—	2,954	—
	—	5,250	146
Tax effect	—	(2,148)	213
Net of tax	—	3,102	359

Total other comprehensive (loss)/income	(4,276)	4,195	2,075

Total comprehensive income	$4,985	$13,891	$14,243

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
						Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except per share data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance at January 1, 2011
8,790,860 common shares outstanding	$20,746	$7,650	$95,586	$(8,988)	$4,693	$(1,971)	$117,716
Net income 2011					12,168		12,168
Net change in accumulated
other comprehensive income						2,075	2,075
Issuance of restricted stock, 28,732 shares		24	(24)				—
Amortization of restricted stock			258				258
Redemption of preferred stock,
7,172 shares	(7,172)						(7,172)
Accretion of discount on preferred stock	405				(405)		—
Cash dividends declared on
common stock
($0.20 per share)					(1,765)		(1,765)
Cash dividends declared on
preferred stock					(823)		(823)
Common stock option expense			362				362
Sales of shares (dividend
reinvestment program), 13,119 shares		11	141				152
Balance at December 31, 2011
8,832,711 common shares outstanding	13,979	7,685	96,323	(8,988)	13,868	104	122,971
Net income 2012					9,696		9,696
Net change in accumulated
other comprehensive income						4,195	4,195
Issuance of restricted stock, 36,263 shares		30	(30)				—
Amortization of restricted stock			549				549
Redemption of preferred stock,
14,341 shares	(14,341)						(14,341)
Warrant repurchase 150,296 shares			(109)				(109)
Accretion of discount on
preferred stock	362				(362)		—
Cash dividends declared on
common stock
($0.20 per Share)					(1,774)		(1,774)
Cash dividends declared on
preferred stock					(112)		(112)
Common stock option expense			336				336
Common stock options
exercised and related tax
benefits, 2,022 shares		1	20				21
Sales of shares (dividend
reinvestment program), 46,803 shares		39	586				625
Balance at December 31, 2012
8,917,799 common shares outstanding	—	7,755	97,675	(8,988)	21,316	4,299	122,057
Net income 2013					9,261		9,261
Net change in accumulated
other comprehensive income						(4,276)	(4,276)
Issuance of restricted stock, 189,858 shares		158	(158)				—
Amortization of restricted stock			590				590
Cash dividends declared on
common stock
($0.20 per share)					(1,802)		(1,802)
Common stock option expense			319				319
Common stock options
exercised and related tax
benefits, 2,982 shares		3	27				30
Sales of shares (dividend reinvestment
program), 200,265 shares		167	3,081				3,248
Issuance of shares for Profit Sharing Plan,
7,025 shares		6	124				130
Issuance of rights offering, 2,470,588 shares		2,059	39,041				41,100
Balance at December 31, 2013
11,788,517 common shares outstanding	$—	$10,148	$140,699	$(8,988)	$28,775	$23	$170,657

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2013	2012	2011
Operating activities:
Net income	$9,261	$9,696	$12,168
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,536	2,946	2,870
Amortization of premium and accretion of discount on
securities, net	1,887	2,261	3,017
Amortization of restricted stock	590	549	258
Provision for loan losses	3,425	8,275	7,250
Valuation allowance on other real estate owned	1,010	145	865
Stock-based compensation expense	319	336	362
Deferred tax expense/(benefit)	2,670	14,349	933
Reversal of valuation allowance – deferred tax assets	—	—	(2,976)
Gains on sale of securities, available for sale, net	(840)	(856)	(1,037)
Gains on securities, held to maturity, net	—	(2,954)	—
Proceeds from sales of loans	85,081	83,773	34,488
Loans originated for sale	(79,291)	(86,198)	(36,827)
Gain on loans sold held for sale at fair value	(1,330)	(1,195)	(502)
Gain on loans sold held for sale at lower of cost or fair value	(522)	—	—
(Gain)/loss on OREO sold	(85)	89	203
Loss on disposal of premises and equipment	49	19	—
Increase in cash surrender value of life insurance	(794)	(796)	(907)
Gain on life insurance proceeds	—	—	(403)
(Increase)/decrease in accrued interest receivable	(222)	214	153
Decrease/(increase) in other assets	5,643	(14,147)	2,368
Increase in accrued expenses and other liabilities	2,315	1,342	178
Net cash provided by operating activities	32,702	17,848	22,461
Investing activities:
Maturities of investment securities
held to maturity	—	45,461	39,094
Maturities of securities available for sale	92,817	77,829	70,464
Calls of investment securities held to maturity	—	136	62,500
Calls of securities available for sale	18,115	26,598	45,360
Sales of investment securities held to maturity	—	15,989	—
Sales of securities available for sale	54,881	35,087	64,908
Purchase of investment securities held to maturity	—	(17,373)	(62,587)
Purchase of securities available for sale, including FHLB
and FRB stock	(143,451)	(59,389)	(229,392)
Proceeds from sales of loans held for sale at lower of cost or fair
value	14,271
Purchase of loans	—	—	(10,893)
Net increase in loans	(445,523)	(116,242)	(106,391)
Sales of other real estate	3,749	2,898	7,576
Purchases of premises and equipment	(2,545)	(1,054)	(975)
Disposal of premises and equipment	—	—	861
Purchase of life insurance	—	(2,996)	—
Life insurance proceeds	—	—	1,088
Net cash (used in)/provided by investing activities	(407,686)	6,944	(118,387)

	Years Ended December 31,
	2013	2012	2011

Financing activities:
Net increase in deposits	130,823	72,535	92,346
Net increase in overnight borrowings	54,900	—	—
Proceeds from Federal Home Loan Bank advances	62,692	—	—
Repayments of FHLB advances	(218)	(5,462)	(6,446)
Redemption of preferred stock	—	(14,341)	(7,172)
Repurchase of warrants	—	(109)	—
Dividends paid on preferred stock	—	(112)	(823)
Dividends paid on common stock	(1,802)	(1,774)	(1,765)
Exercise of stock options	30	21	—
Net proceeds, rights offering	41,100	—	—
Sale of common shares (Dividend Reinvestment Program)	3,248	625	152
Purchase of shares of profit sharing plan	130	—	—
Net cash provided by/(used in) financing activities	290,903	51,383	76,292
Net (decrease)/increase in cash and cash equivalents	(84,081)	76,175	(19,634)
Cash and cash equivalents at beginning of year	119,228	43,053	62,687
Cash and cash equivalents at end of year	$35,147	$119,228	$43,053
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$3,822	$4,410	$7,072
Income taxes	1,223	7,410	2,919
Transfer of securities to available for sale from
held to maturity	—	64,211	—
Transfer of loans to loans held for sale	—	13,749	—
Transfer of loans to other real estate owned	3,119	2,466	13,445
Internally financed sale of other real estate owned	—	2,975	832
Acquisition of leased premises	—	—	2,813

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Business: Peapack-Gladstone Bank, the subsidiary of the Corporation, is a commercial bank that provides innovative private banking services to businesses, non-profits and consumers which help them to establish, maintain and expand their legacy. Trust services are also provided through its subsidiary, PGB Trust & Investments of Delaware. The Bank is subject to competition from other financial institutions, is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Loans Held for Sale: Mortgage loans originated with the intent to sell in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged in earnings.

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

Significant changes to the allowance for loan losses methodology are evaluated by the Corporation at each reporting period. For the period ended December 31, 2013, the Corporation enhanced its methodology utilized to determine the historical loss experience. In previous periods, the Corporation utilized a three-year look back period for actual loss experience with the most recent year being allocated a higher weighting than the previous years. For the period ended December 31, 2013, the Corporation determined that applying equal weighting to each of the three years represented a more appropriate reflection of its historical loss experience.

In addition, the Corporation also enhanced its methodology utilized to compute the escalation multiple used for loans that are graded as special mention and substandard (non impaired). The methodology utilized was based on a migration analysis. Similar to the historical loss experience computation, in previous periods, the Corporation utilized a disproportionate weighting approach in computing its escalation multiple for loans graded as special mention and substandard (non-impaired), while as of December 31, 2013, the Corporation moved to an equal weighting approach. Management concluded that equal weighting provided a more representative estimate of the losses in the criticized and classified portions of the portfolio than disproportionate weighting.

The impact of these changes to the methodology resulted in approximately a $1 million increase to the allowance for loan losses as of December 31, 2013.

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

Multifamily and Commercial Real Estate Loans. The Bank provides mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) and other commercial real estate that is either owner occupied or managed as an investment property within or near its market area, including New York City. Commercial real estate properties primarily include office and medical buildings, retail space, and warehouse or flex space. Some properties are considered “mixed use” as they are a combination of building types, such as an apartment building that may also have retail space. Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

The Corporation is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2010 or by New Jersey tax authorities for years prior to 2009.

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

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

(In thousands, except per share data)	2013	2012	2011
Net income available to common shareholders	$9,261	$9,222	$10,940
Basic weighted average shares outstanding	9,094,111	8,780,973	8,741,209
Plus: common stock equivalents	82,688	47,501	1,061
Diluted weighted average shares outstanding	9,176,799	8,828,474	8,742,270
Earnings per share:
Basic	$1.02	$1.05	$1.25
Diluted	1.01	1.05	1.25

Stock options and restricted stock totaling 478,389, 546,950 and 657,121 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2013, 2012 and 2011, respectively, because they were considered antidilutive. These anti-dilutive shares include stock options, unvested restricted stock awards and, in 2011, the warrant issued to the U.S. Treasury for 150,296 common shares.

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

New Accounting Policies:  Effective January 2012, the Corporation adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements.

2.	INVESTMENT SECURITIES HELD TO MATURITY

On November 30, 2012, the Corporation sold its pooled trust preferred securities portfolio for total proceeds of $16.0 million, which resulted in a net gain of $2.9 million with related tax expense of $1.2 million. The sale was approved by the Corporation’s board of directors on November 16, 2012, following a strategic meeting focused on improving the Bank’s capital ratios. In previous years, the Corporation had recorded $51.0 million of credit other-than-temporary impairment on these securities. The sale of these securities resulted in a significant reduction in risk-weighted assets for regulatory capital purposes. In addition, the Corporation had a deferred tax asset totaling $20.9 million, due to the previous other-than-temporary impairment recorded on these securities, which was realized.

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

In addition, during 2012, the Corporation received approximately $84 thousand of proceeds on pooled trust preferred securities that were previously written off. The $84 thousand was recorded as a gain on securities transactions.

The table below presents a rollforward for the periods ended December 31, 2012 and 2011 of the credit losses recognized in earnings:

(In thousands)	2012	2011
Beginning balance, January 1,	$51,073	$51,073
Additions to credit losses on securities for
which no previous other-than-temporary
impairment was recognized	—	—
Increases to credit losses on securities for
which other-than-temporary impairment
was previously recognized	—	—
Reductions for previous credit losses realized
on securities sold during the period	(51,073)	—
Reductions for previous credit losses related
to securities the company now intends to sell
or will be more likely than not required to sell	—	—
Reductions for previous credit losses due to an
increase in cash flows expected to be collected	—	—
Ending balance, December 31,	$—	$51,073

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of December 31, 2013 and 2012 follows:

	2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$15,986	$—	$(1,216)	$14,770
Mortgage-backed securities-residential	187,574	2,651	(1,145)	189,080
State and political subdivisions	58,849	565	(71)	59,343
Single-issuer trust preferred security	2,999	—	(629)	2,370
CRA investment fund	3,000	—	(116)	2,884
Total	$268,408	$3,216	$(3,177)	$268,447

	2012
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$26,647	$200	$(2)	$26,845
Mortgage-backed securities-residential	215,092	6,366	(18)	221,440
State and political subdivisions	49,262	1,372	(2)	50,632
Single-issuer trust preferred security	2,999	—	(710)	2,289
CRA investment fund	3,000	62	—	3,062
Marketable equity securities	210	1	—	211
Total	$297,210	$8,001	$(732)	$304,479

The amortized cost and approximate fair value of investment securities available for sale as of December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities, marketable equity securities and the CRA Investment Fund, are shown separately.

Maturing in:
(In thousands)	Amortized Cost	Fair Value
One year or less	$29,043	$29,043
After one year through five years	16,297	16,602
After five years through ten years	14,543	14,566
After ten years	17,951	16,272
	77,834	76,483
Mortgage-backed securities-residential	187,574	189,080
CRA investment fund	3,000	2,884
Total	$268,408	$268,447

Securities available for sale with fair value of $65.3 million and $63.8 million as of December 31, 2013 and December 31, 2012, respectively, were pledged to secure public funds and for other purposes required or permitted by law.

The following is a summary of the gross gains, gross losses and net tax expense related to proceeds on sales of securities available for sale for the years ended December 31,

(In thousands)	2013	2012	2011
Proceeds on sales	$54,881	$35,087	$64,908
Gross gains	1,010	864	1,154
Gross losses	170	8	117
Net tax expense	294	351	363

The following table presents the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2013 and 2012.

	2013
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$14,770	$(1,216)	$—	$—	$14,770	$(1,216)
Mortgage-backed
securities-residential	71,154	(1,142)	84	(3)	71,238	(1,145)
State and political
subdivisions	5,589	(71)	—	—	5,589	(71)
Single-issuer trust
Preferred security	—	—	2,370	(629)	2,370	(629)
CRA investment fund	2,884	(116)	—	—	2,884	(116)
Total	$94,397	$(2,545)	$2,454	$(632)	$96,851	$(3,177)

63

	2012
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$4,998	$(2)	$—	$—	$4,998	$(2)
Mortgage-backed
securities-residential	8,433	(17)	95	(1)	8,528	(18)
State and political
subdivisions	1,290	(2)	—	—	1,290	(2)
Single-issuer trust
Preferred security	—	—	2,289	(710)	2,289	(710)
Total	$14,721	$(21)	$2,384	$(711)	$17,105	$(732)

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the credit worthiness of the issuers. The Corporation does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery.

At December 31, 2013, the unrealized loss of $629 thousand is related to a single-issuer trust preferred security issued by a large bank holding company that has experienced declines in fair value on all its securities due to the turmoil in the financial markets and a merger. The investment continues to be rated below investment grade and was rated in November 2013 at Ba1 by Moody’s compared to Ba2 at December 31, 2012. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. The fair value of this security at December 31, 2013, is higher than the fair value at December 31, 2012. Management believes the depressed valuation is a result of the nature of the bond, a trust preferred security, and the bond’s very low yield. At December 31 2013, Management does not intend to sell the security nor is it likely that it will be required to sell the security before its anticipated recovery.

No other-than-temporary impairment charges were recognized in 2013, 2012 or 2011.

4.	LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(In thousands)	2013	Loans	2012	Loans
Residential mortgage	$532,911	33.85%	$515,014	45.47%
Commercial mortgage	831,997	52.85	420,086	37.09
Commercial loans	131,795	8.37	115,372	10.19
Construction loans	5,893	0.38	9,328	0.83
Home equity lines of credit	47,905	3.04	49,635	4.38
Consumer loans, including
fixed rate home equity loans	21,852	1.39	21,188	1.87
Other loans	1,848	0.12	1,961	0.17
Total loans	$1,574,201	100.00%	$1,132,584	100.00%

Not included above were $19 million of classified loans that were transferred to loans held for sale in December 2012. Upon transfer, the Corporation recorded a charge-off on these loans totaling $5.4 million. These loans were disclosed as loans held for sale, at lower of cost or fair value, on the consolidated statements of condition as of December 31, 2012 with a balance of $13.7 million. In March 2013, the Corporation sold these loans resulting in a gain of $522 thousand.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio classes have been identified as of December 31:

		% of Total		% of Total
(In thousands)	2013	Loans	2012	Loans
Primary residential mortgage	$546,827	34.82%	$527,803	46.74%
Home equity lines of credit	47,905	3.05	49,635	4.40
Junior lien loan on residence	13,114	0.84	11,893	1.05
Multifamily property	541,503	34.48	161,705	14.32
Owner-occupied commercial
real estate	79,735	5.08	84,720	7.50
Investment commercial real estate	267,406	17.03	242,586	21.48
Commercial and industrial	51,638	3.29	25,820	2.29
Farmland	197	0.01	207	0.02
Agricultural production loans	—	N/A	14	N/A
Commercial construction	5,893	0.37	9,323	0.83
Consumer and other	16,212	1.03	15,480	1.37
Total loans	$1,570,430	100.00%	$1,129,186	100.00%
Net deferred fees	3,771		3,398
Total loans including
net deferred fees	$1,574,201		$1,132,584

Included in the totals above for December 31, 2013 is $396 thousand of unamortized discount as compared to $543 thousand of unamortized discount for December 31, 2012.

In the ordinary course of business, the Corporation, through the Bank, may extend credit to officers, directors or their associates. These loans are subject to the Corporation’s normal lending policy and Federal Reserve Bank Regulation O.

The following table shows the changes in loans to officers, directors or their associates:

(In thousands)	2013	2012
Balance, beginning of year	$1,345	$1,328
New loans	1,301	1,636
Repayments	(430)	(1,619)
Balance, at end of year	$2,216	$1,345

The following tables present the loan balances by portfolio segment, based on impairment method, and the corresponding balances in the allowance for loan losses as of December 31, 2013 and 2012:

December 31, 2013
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$3,691	$126	$543,136	$2,235	$546,827	$2,361
Home equity lines
of credit	111	—	47,794	181	47,905	181
Junior lien loan
on residence	260	—	12,854	156	13,114	156
Multifamily
property	—	—	541,503	4,003	541,503	4,003
Owner-occupied
commercial
real estate	3,250	464	76,485	2,099	79,735	2,563
Investment
commercial
real estate	9,949	741	257,457	4,342	267,406	5,083
Commercial and
industrial	470	309	51,168	516	51,638	825
Secured by
farmland	—	—	197	3	197	3
Agricultural
production	—	—	—	—	—	—
Commercial
construction	—	—	5,893	120	5,893	120
Consumer and
other	13	13	16,199	65	16,212	78
Total ALLL	$17,744	$1,653	$1,552,686	$13,720	$1,570,430	$15,373

December 31, 2012

		Ending		Ending
		ALLL		ALLL
	Total	Attributable	Total	Attributable
	Loans	To Loans	Loans	To Loans		Total
	Individually	Individually	Collectively	Collectively		Ending	Allocation
	Evaluated	Evaluated	Evaluated	Evaluated		ALLL	Of Previous	Total
	For	For	For	For	Total	Before	Unallocated	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	Allocation	ALLL	ALLL
Primary residential
mortgage	$7,155	$148	$520,648	$2,789	$527,803	$2,937	$110	$3,047
Home equity
lines of credit	110	—	49,525	257	49,635	257	10	267
Junior lien loan
on residence	562	240	11,331	71	11,893	311	3	314
Multifamily
property	—	—	161,705	1,255	161,705	1,255	50	1,305
Owner-occupied
commercial
real estate	4,724	—	79,996	2,413	84,720	2,413	96	2,509
Investment
commercial
real estate	5,173	384	237,413	3,627	242,586	4,011	144	4,155
Commercial and
industrial	423	41	25,397	733	25,820	774	29	803
Secured by
farmland	—	—	207	3	207	3	—	3
Agricultural
production	—	—	14	—	14	—	—	—
Commercial
construction	—	—	9,323	231	9,323	231	9	240
Consumer and
other	—	—	15,480	89	15,480	89	3	92
Unallocated	—	—	—	454	—	454	(454)	—
Total ALLL	$18,147	$813	$1,111,039	$11,922	$1,129,186	$12,735	$—	$12,735

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

Impaired loans include nonaccrual loans of $6.6 million at December 31, 2013 and $11.7 million at December 31, 2012. Impaired loans also include performing troubled debt restructured loans of $11.1 million at December 31, 2013 and $6.4 million at December 31, 2012. At December 31, 2013, the allowance allocated to troubled debt restructured loans totaled $1.7 million of which $740 thousand was allocated to nonaccrual loans. At December 31, 2012, the allowance allocated to troubled debt restructured loans totaled $813 thousand of which $240 thousand was allocated to nonaccrual loans. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of December 31, 2013. The Corporation has not committed to lend additional amounts as of December 31, 2013 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2013 and 2012:

	December 31, 2013
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$3,777	$2,984	$—	$4,813	$55
Owner-occupied commercial real estate	1,346	1,193	—	1,893	36
Investment commercial real estate	5,000	5,000	—	314	4
Commercial and industrial	176	161	—	121	4
Home equity lines of credit	111	111	—	119	5
Junior lien loan on residence	370	260	—	312	5
Total loans with no related allowance	$10,780	$9,709	$—	$7,572	$109
With related allowance recorded:
Primary residential mortgage	$707	$707	$126	$636	$29
Owner-occupied commercial real estate	2,190	2,057	464	2,100	16
Investment commercial real estate	4,949	4,949	741	4,949	618
Commercial and industrial	323	309	309	269	4
Junior lien loan on residence	—	—	—	—	—
Consumer and other	13	13	13	—	—
Total loans with related allowance	$8,182	$8,035	$1,653	$7,954	$667
Total loans individually evaluated
for impairment	$18,962	$17,744	$1,653	$15,526	$776
67

	December 31, 2012
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$8,605	$6,148	$—	$8,110	$384
Multifamily property	—	—	—	185	16
Owner-occupied commercial real estate	4,971	4,724	—	9,575	570
Investment commercial real estate	336	—	—	796	51
Commercial and industrial	432	345	—	640	47
Home equity lines of credit	110	110	—	221	11
Junior lien loan on residence	429	235	—	439	30
Total loans with no related allowance	$14,883	$11,562	$—	$19,966	$1,109
With related allowance recorded:
Primary residential mortgage	$1,056	$1,007	$148	$851	$38
Multifamily property	—	—	—	—	—
Owner-occupied commercial real estate	—	—	—	—	—
Investment commercial real estate	5,183	5,173	384	5,013	251
Commercial and industrial	78	78	41	92	74
Junior lien loan on residence	327	327	240	—	8
Commercial construction	—	—	—	194	—
Total loans with related allowance	$6,644	$6,585	$813	$6,150	$371
Total loans individually evaluated
for impairment	$21,527	$18,147	$813	$26,116	$1,480

Cash basis interest income recognized during 2013, 2012 and 2011 was not material.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and 2012:

	December 31, 2013
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,641	$—
Home equity lines of credit	111	—
Junior lien loan on residence	260	—
Multifamily property	—	—
Owner-occupied commercial real estate	3,250	—
Investment commercial real estate	—	—
Commercial and industrial	355	—
Consumer and other	13	—
Total	$6,630	$—

	December 31, 2012
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$6,519	$—
Home equity lines of credit	110	—
Junior lien loan on residence	562	—
Multifamily property	—	—
Owner-occupied commercial real estate	4,317	—
Investment commercial real estate	224	—
Commercial and industrial	—	—
Consumer and other	—	—
Total	$11,732	$—

The following tables present the recorded investment in past due loans as of December 31, 2013 and 2012 by class of loans, excluding nonaccrual loans:

	December 31, 2013
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,443	$677	$—	$2,120
Home equity lines of credit	12	—	—	12
Owner-occupied commercial real estate	703	—	—	703
Investment commercial real estate	118	—	—	118
Total	$2,276	$677	$—	$2,953

	December 31, 2012
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,513	$203	$—	$2,716
Home equity lines of credit	25	—	—	25
Junior lien loan on residence	31	—	—	31
Owner-occupied commercial real estate	407	—	—	407
Investment commercial real estate	592	—	—	592
Commercial and industrial	15	—	—	15
Total	$3,583	$203	$—	$3,786

Credit Quality Indicators:

The Corporation places all commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt.   The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends.  This credit risk rating analysis is performed when the loan is initially underwritten.  The credit risk rating is re-evaluated annually by credit underwriters for all loans $500,000 and over; annually through a limited review by Portfolio Managers with the Chief Credit Officer for loans in an amount of $250,000 up to $500,000; annually by an external independent  loan review firm for all loans $3,000,000 and over, on a proportional basis by the review firm for loans from $500,000 up to $3,000,000, and on a random sampling basis by the review firm for loans under $500,000; or whenever Management otherwise identifies a positive or negative trend or issue relating to a borrower. The Corporation uses the following definitions for risk ratings:

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

The table below presents, based on the most recent analysis performed, the risk category of loans by class of loans for December 31, 2013 and 2012.

December 31, 2013

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$540,609	$1,510	$4,708	$—
Home equity lines of credit	47,794	—	111	—
Junior lien loan on residence	12,854	—	260	—
Multifamily property	540,993	510	—	—
Owner-occupied commercial real estate	70,218	619	8,898	—
Investment commercial real estate	238,722	9,573	19,111	—
Commercial and industrial	51,144	23	471	—
Secured by farmland	197	—	—	—
Commercial construction	4,340	1,553	—	—
Consumer and other loans	15,106	837	269	—
Total	$1,521,977	$14,625	$33,828	$—

December 31, 2012

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$517,336	$3,152	$7,315	$—
Home equity lines of credit	49,525	—	110	—
Junior lien loan on residence	11,294	37	562	—
Multifamily property	161,229	476	—	—
Owner-occupied commercial real estate	73,809	334	10,577	—
Investment commercial real estate	216,394	13,237	12,955	—
Agricultural production loans	14	—	—	—
Commercial and industrial	25,191	134	495	—
Secured by farmland	207	—	—	—
Commercial construction	3,999	5,324	—	—
Consumer and other loans	15,480	—	—	—
Total	$1,074,478	$22,694	$32,014	$—

At December 31, 2013, $17.7 million of the $33.8 million of the substandard loans were also considered impaired as compared to December 31, 2012, when $18.1 million of the $32.0 million of the substandard loans were also considered impaired.

The tables below present a rollforward of the allowance for loan losses for the years ended December 31, 2013, 2012 and 2011.

	January 1,				December 31,
	2013				2013
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$3,047	$(611)	$48	$(123)	$2,361
Home equity lines of credit	267	—	—	(86)	181
Junior lien loan on residence	314	(346)	17	171	156
Multifamily property	1,305	—	11	2,687	4,003
Owner-occupied commercial
real estate	2,509	—	77	(23)	2,563
Investment commercial real estate	4,155	(56)	26	958	5,083
Commercial and industrial	803	(16)	64	(26)	825
Secured by farmland	3	—	—	—	3
Commercial construction	240	—	1	(121)	120
Consumer and other	92	(11)	9	(12)	78
Total ALLL	$12,735	$(1,040)	$253	$3,425	$15,373

	January 1,				December 31,
	2012				2012
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,414	$(1,676)	$3	$2,306	$3,047
Home equity lines of credit	204	(91)	—	154	267
Junior lien loan on residence	64	(57)	6	301	314
Multifamily property	705	(492)	—	1,092	1,305
Owner-occupied commercial
real estate	3,108	(4,047)	299	3,149	2,509
Investment commercial real estate	4,181	(2,448)	17	2,405	4,155
Agricultural production	1	—	—	(1)	—
Commercial and industrial	1,291	(233)	60	(315)	803
Secured by farmland	—	—	—	3	3
Commercial construction	669	(72)	—	(357)	240
Consumer and other	78	(43)	11	46	92
Unallocated	508	—	—	(508)	—
Total ALLL	$13,223	$(9,159)	$396	$8,275	$12,735

	January 1,				December 31,
	2011				2011
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$1,502	$(763)	$—	$1,675	$2,414
Home equity lines of credit	160	(89)	—	133	204
Junior lien loan on residence	228	(13)	14	(165)	64
Multifamily property	303	(75)	8	469	705
Owner-occupied commercial
real estate	2,777	(3,405)	40	3,696	3,108
Investment commercial real estate	4,759	(3,287)	48	2,661	4,181
Agricultural production	—	—	—	1	1
Commercial and industrial	2,719	(272)	108	(1,264)	1,291
Commercial construction	1,246	(607)	11	19	669
Consumer and other	66	(28)	1	39	78
Unallocated	522	—	—	(14)	508
Total ALLL	$14,282	$(8,539)	$230	$7,250	$13,223

Troubled Debt Restructurings: The Corporation has allocated $1.6 million and $723 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013 and December 31, 2012, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ended December 31, 2013, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the followings: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2013:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	4	$760	$760
Investment commercial real estate	1	5,000	5,000
Total	5	$5,760	$5,760

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	3	$553	$553
Junior lien on residence	1	274	274
Investment commercial real estate	1	2,648	2,648
Total	5	$3,475	$3,475

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	3	$1,410	$1,410
Owner-occupied commercial real estate	1	412	412
Investment commercial real estate	1	4,949	4,949
Total	5	$6,771	$6,771

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses. In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructuring during the years ended December 31, 2013, 2012 and 2011.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2013 for which there was a payment default during the same period:

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

The defaults described above did not have a material impact on the allowance for loan losses during 2013, 2012 and 2011.

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

5.	PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2013	2012
Land and land improvements	$4,933	$4,933
Buildings	11,931	11,920
Furniture and equipment	15,375	20,306
Leasehold improvements	7,891	9,107
Projects in progress	1,703	179
Capital lease asset	8,911	8,911
	50,744	55,356
Less: accumulated depreciation	21,754	25,326
Total	$28,990	$30,030

The Corporation has included leases in premises and equipment as follows:

(In thousands)	2013	2012
Land and buildings	$8,911	$8,911
Less: accumulated depreciation	1,747	1,207
Total	$7,164	$7,704

Projects in progress represents costs associated with the modification to the Corporation’s headquarters in order to bring all operations staff into one location in addition to smaller renovation or equipment installation projects at other locations.

The Corporation recorded depreciation expense of $3.5 million, $2.9 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Corporation leases its corporate headquarters building under a capital lease. The lease arrangement requires monthly payments through 2025. Related depreciation expense and accumulated depreciation of $400 thousand is included in both the 2013 and 2012 results.

In December 2011, the Corporation completed a sale-leaseback transaction involving its Gladstone property. The Corporation leased the majority of the building to house its branch. The lease arrangement requires monthly payments through 2031. The gain on the sale of $764 thousand was deferred and will be accreted to income over the life of the lease. Payments began on January 1, 2012 and no expense is included in the 2011 results. Related depreciation expense and accumulated depreciation of $141 thousand is included in both the 2013 and 2012 results.

The following is a schedule by year of future minimum lease payments under capitalized leases, together with the present value of net minimum lease payments as of December 31, 2013:

(In thousands)
2014	$719
2015	760
2016	760
2017	833
2018	866
Thereafter	8,192
Total minimum lease payments	12,130
Less: amount representing interest	3,376
Present value of net minimum lease payments	$8,754

6.	OTHER REAL ESTATE OWNED

At December 31, 2013 and 2012, the Corporation had other real estate owned, net of valuation allowances, totaling $1.9 million and $3.5 million, respectively.

The following table shows the activity in other real estate owned, excluding the valuation allowance, for the years ended December 31,

(In thousands)	2013	2012
Balance, beginning of year	$4,506	$8,002
OREO properties added	3,119	2,466
Sales during year	(3,664)	(5,962)
Balance, end of year	$3,961	$4,506

The following table shows the activity in the valuation allowance for the years ended December 31,

(In thousands)	2013	2012	2011
Balance, beginning of year	$1,010	$865	$—
Additions charged to expense	1,010	145	865
Direct writedowns	—	—	—
Balance, end of year	$2,020	$1,010	$865

The following table shows expenses related to other real estate owned for the years ended December 31,

(In thousands)	2013	2012	2011
Net (gain)/loss on sales	$(85)	$89	$203
Provision for unrealized losses	1,010	145	865
Operating expenses, net of rental income	179	356	179
Total	$1,104	$590	$1,247

7.	DEPOSITS

The following table sets forth the details of total deposits as of December 31,

	2013		2012
(In thousands)	$	%	$	%
Noninterest-bearing demand deposits	$356,119	21.62%	$298,095	19.66%
Interest-bearing Checking	388,340	23.57	346,877	22.87
Savings	115,785	7.03	109,686	7.23
Money market	630,173	38.26	583,197	38.46
Certificates of deposit	151,833	9.22	173,572	11.45
Brokered certificates of deposit	5,000	0.30	5,000	0.33
Total deposits	$1,647,250	100.00%	$1,516,427	100.00%

The scheduled maturities of time deposits as of December 31, 2013 are as follows:

(In thousands)
2014	$99,225
2015	27,127
2016	10,462
2017	9,392
2018	10,627
Total	$156,833

8.	FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from FHLB totaled $74.7 million and $12.2 million at December 31, 2013 and 2012, respectively, with a weighted average interest rate of 1.80 percent and 3.03 percent, respectively.

At December 31, 2013 advances totaling $62.7 million with a weighted average rate of 1.57 percent, have fixed maturity dates, while at December 31, 2012 there were no advances with fixed maturity dates. At December 31, 2013 there were no amortizing advances while at December 31, 2012, advances totaling $218 thousand with a weighted average rate of 3.73 percent were amortizing advances with monthly payments of principal and interest. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $449.9 million at December 31, 2013 and $59.3 million at December 31, 2012.

At both December 31, 2013 and December 31, 2012, the Corporation had $12.0 million in variable rate advances, with a weighted average rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $13.3 million at December 31, 2013 and $15.0 million at December 31, 2012.

The advances have prepayment penalties.

The scheduled principal repayments and maturities of advances as of December 31, 2013 are as follows:

(In thousands)
2014	$—
2015	—
2016	21,897
2017	20,897
2018	31,898
Over 5 years	—
Total	$74,692

At December 31, 2013 there were overnight borrowings with the FHLB of $54.9 million with a weighted average rate of 0.40 percent and at December 31, 2012 there were no overnight borrowings. At December 31, 2013, unused short-term or overnight borrowing commitments totaled $472.5 million from the FHLB and $29.2 million from correspondent banks.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of December 31, 2013, all collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old with the exception of two loans aggregating $117 thousand which were placed on nonaccrual in December 2013 and updated appraisals were ordered.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored entities	$14,770	$—	$14,770	$—
Mortgage-backed securities-residential	189,080	—	189,080	—
State and political subdivisions	59,343	—	59,343	—
Single-issuer trust preferred security	2,370	—	2,370	—
CRA investment fund	2,884	2,884	—	—
Loans held for sale, at fair value	2,001	—	2,001	—
Total	$270,448	$2,884	$267,564	$—

(In thousands)	December 31, 2012
Assets:
Securities available for sale:
U.S. government-sponsored entities	$26,845	$—	$26,845	$—
Mortgage-backed securities-residential	221,440	—	221,440	—
State and political subdivisions	50,632	—	50,632	—
Single-issuer trust preferred security	2,289	—	2,289	—
CRA investment fund	3,062	3,062	—	—
Marketable equity securities	211	211	—	—
Loans held for sale, at fair value	6,461	—	6,461	—
Total	$310,940	$3,273	$307,667	$—

The Corporation has elected the fair value option for loans held for sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Corporation’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2013 and December 31, 2012.

Residential loans held for sale, at fair value, totaled $2.0 million and $6.5 million as of December 31, 2013 and December 31, 2012, respectively, and were determined to be Level 2.

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2013.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential mortgage	$85	—	—	85
Owner occupied commercial real estate	1,593	—	—	1,593
OREO	980	$—	$—	$980

(In thousands)	December 31, 2012
Assets:
Impaired loans:
Primary residential mortgage	$346	$—	$—	$346
Investment commercial real estate	160			160
Loans held for sale:
Primary residential mortgage	592	—	592	—
Multifamily	282	—	282	—
Owner-occupied commercial mortgage	5,960	—	5,960	—
Investment commercial real estate	6,652	—	6,652	—
Commercial and industrial	263	—	263	—
OREO	1,990	—	—	1,990

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2.1 million, with a valuation allowance of $471 thousand at December 31, 2013. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $596 thousand, with a valuation allowance of $90 thousand at December 31, 2012.

Loans totaling $13.7 million were transferred to loans held for sale in December 2012 resulting in additional provision of $4.1 million and a charge-off of $5.4 million.

At both December 31, 2013 and 2012, OREO at fair value represents one commercial property. The Corporation recorded a valuation allowance of $1.01 million and $145 thousand during 2013 and 2012, respectively.

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 are as follows:

		Fair Value Measurements at December 31, 2013 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$35,147	$34,397	$750	$—	$35,147
Securities available for sale	268,447	2,884	265,563	—	268,447
FHLB and FRB stock	10,032	—	—	—	N/A
Loans held for sale, at fair value	2,001	—	2,001	—	2,001
Loans, net of allowance for loan losses	1,558,828	—	—	1,528,937	1,528,937
Accrued interest receivable	4,086	—	817	3,269	4,086
Financial liabilities
Deposits	$1,647,250	$1,490,417	$156,078	$—	$1,646,495
Overnight borrowings	54,900	—	54,900		54,900
Federal Home Loan Bank advances	74,692	—	75,728	—	75,728
Accrued interest payable	340	49	291	—	340

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 are as follows:

		Fair Value Measurements at December 31, 2012 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$119,228	$116,284	$2,944	$—	$119,228
Securities available for sale	304,479	211	304,268	—	304,479
FHLB and FRB stock	4,639	—	—	—	N/A
Loans held for sale, at fair value	6,461	—	6,461	—	6,461
Loans held for sale, at lower of cost or fair value	13,749	—	13,749	—	13,749
Loans, net of allowance for loan losses	1,119,849	—	—	1,120,537	1,120,537
Accrued interest receivable	3,864	—	958	2,906	3,864
Financial liabilities
Deposits	$1,516,427	$1,337,855	$180,505	$—	$1,518,360
Federal Home Loan Bank advances	12,218	—	13,518	—	13,518
Accrued interest payable	306	37	269	—	306

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

Overnight borrowings: The carrying amounts of overnight borrowings approximate fair values and are classified as Level 2.

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

10.	OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31,

(In thousands)	2013	2012	2011
Trust & Investments other expense	$1,702	$1,462	$1,542
Professional and legal fees	2,085	1,301	987
FDIC insurance	1,121	1,208	1,532
Loan expense	676	877	1,029
Telephone	696	647	765
Advertising	519	512	697
Provision for ORE losses	1,010	145	865
Other operating expenses	5,211	5,116	4,381
Total other operating expenses	$13,020	$11,268	$11,798

11.	INCOME TAXES

The income tax expense included in the consolidated financial statements for the years ended December 31, is allocated as follows:

(In thousands)	2013	2012	2011
Federal:
Current expense	$2,811	$(7,942)	$3,856
Deferred expense/(benefit)	1,299	12,887	1,364
State:
Current expense	21	(3)	1
Deferred expense/(benefit)	1,371	1,463	(431)
Reversal of valuation allowance	—	—	(2,976)
Total income tax expense	$5,502	$6,405	$1,814

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income before taxes as a result of the following:

(In thousands)	2013	2012	2011
Computed “expected” tax expense	$5,167	$5,635	$4,894
(Decrease)/increase in taxes resulting from:
Tax-exempt income	(317)	(341)	(350)
State income taxes	901	949	(2,200)
Bank owned life insurance income	(243)	(112)	(413)
Interest disallowance	10	16	23
Stock-based compensation	54	58	65
Rate adjustment	(100)	200	(100)
Other	(30)	—	(105)
Total income tax expense	$5,502	$6,405	$1,814

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$6,280	$5,202
Valuation allowance for OREO losses	825	413
Federal and state net operating loss carryforward	1,110	6,739
Lease adjustment	167	183
Federal AMT credit carryforward	540	540
Post retirement benefits	414	475
Prepaid alternative minimum assessment	283	283
Contribution limitation	34	56
Charitable contribution carryforward	32	—
Organization costs	26	—
State capital loss	—	19
Stock option expense	347	282
Nonaccrued interest	181	452
Accrued compensation	1,473	319
Capital leases	756	631
Total gross deferred tax assets	$12,468	$15,594
Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	$668	$1,394
Unrealized gain on securities available for sale	15	2,969
Deferred loan origination costs and fees	1,565	1,315
Deferred income	438	396
Investment securities, principally due to the accretion of bond discount	20	27
Other	—	15
Total gross deferred tax liabilities	2,706	6,116
Net deferred tax asset	$9,762	$9,478

The net deferred tax asset includes the tax effect of nearly $19.0 million of New Jersey net operating loss carryforwards that expire from 2014 through 2032.

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

At December 31, 2013 and 2012, the Corporation had no unrecognized tax benefits. The Corporation does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

The Corporation is subject to U.S. Federal income tax as well as New Jersey income tax. The Corporation is no longer subject to federal examination for tax years prior to 2010. The tax years of 2010, 2011 and 2012 remain open to federal examination. The Corporation is no longer subject to New Jersey examination for tax years prior to 2009. The tax years of 2009, 2010, 2011 and 2012 remain open for state examination.

12.	BENEFIT PLANS

The Corporation sponsors a profit sharing plan and a savings plan under Section 401(K) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. Under the savings plan, the Corporation contributes three percent of salary for each employee regardless of the employees’ contributions as well as partially matching employee contributions. In addition, the Corporation is contributing an enhanced benefit to employees who were previously in the defined benefit plan, which was discontinued in 2008. In 2013 and 2012, the enhanced benefit was approximately $850 thousand and $856 thousand, respectively. Expense for the savings plan totaled approximately $1.9 million, $1.8 million and $1.9 million in 2013, 2012 and 2011, respectively.

Contributions to the profit sharing plan are made at the discretion of the Board of Directors and all funds are invested solely in Peapack-Gladstone Corporation common stock. The aggregate contribution to the profit sharing plan was $200 thousand in each of 2013 and 2012 and $100 thousand in 2011. In 2013, shares were purchased directly from the Corporations authorized and unissued shares at a price equal to the average of the preceding ten days prior to the purchase. At December 31, 2013, only $130 thousand of the $200 thousand contribution had been purchased. The remaining $70 thousand of shares were purchased in February 2014.

13.	STOCK-BASED COMPENSATION

The Corporation’s 2006 Long-Term Stock Incentive Plan and 2012 Long-Term Stock Incentive Plan allow the granting of shares of the Corporation’s common stock as incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights to directors, officers, employees and independent contractors of the Corporation and its subsidiaries. The total number of shares initially available to grant in active plans was 820,000. There are no shares remaining for issuance with respect to stock option plans approved in 1995, 1998 and 2002; however, options granted under those plans are still included in the numbers below. At December 31, 2013, there were 230,559 additional shares available for grant under the unexpired plans.

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

Changes in options outstanding during 2013 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2013	613,507	$22.37
Granted during 2013	84,650	14.83
Exercised during 2013	(3,990)	11.49
Expired during 2013	(37,750)	26.07
Forfeited during 2013	(4,238)	13.77
Balance, December 31, 2013	652,179	$21.30	3.79 years	$591
Vested and expected to vest (1)	619,022	$21.72	3.79 years	$811
Exercisable at December 31, 2013	477,666	$24.17	2.20 years	$75

(1)	The difference between the shares which are exercisable (fully vested) and those which are expected to vest is due to anticipated forfeitures.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options). The Corporation’s closing stock price on December 31, 2013 was $19.10.

The aggregate intrinsic value of stock options exercised in 2013 was $20 thousand and the aggregate intrinsic value of stock options exercised in 2012 was $8 thousand. There were no options exercised during 2011.

The per share weighted average fair value of stock options granted during 2013, 2012 and 2011 was $4.58, $3.91 and $3.88, respectively, on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	2013	2012	2011
Dividend yield	1.30%	1.47%	1.60%
Expected volatility	39%	39%	32%
Expected life	7 Years	7 Years	7 Years
Risk-free interest rate	1.14%	1.43%	2.08%

For 2013, 2012 and 2011, the expected life of the option is the typical holding period of the Corporation’s options before being exercised by the optionee. The risk-free interest rate is the rate on a seven-year treasury bond for 2013, 2012 and 2011. The volatility is the performance the stock has experienced in the last five years.

As of December 31, 2013, there was approximately $481 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.2 years.

The Corporation issued 189,858, 36,263 and 28,732 restricted stock awards in 2013, 2012 and 2011, respectively, at a fair value equal to the market price of the Corporation’s common stock at the date of grant. The awards granted prior to 2013 vest 40 percent after two years and 20 percent each year after until fully vesting on the fifth anniversary of the grant date; however awards to one executive were fully vested as of the date of his severance agreement in 2012. In addition, awards granted in 2013, vest in varying terms between three and five years. In December 2013, the Corporation granted restricted stock awards to the CEO, CFO and COO, of which 50 percent vest in five years. The vesting of the other 50 percent is dependent on the Corporation meeting certain performance criteria. At December 31, 2013, the Corporation assumed that these targets would be met within a five-year period so 100 percent of these awards are being expensed over a five-year period. There were no forfeitures of restricted stock awards during 2013. There were 19,035 shares of restricted stock awards that vested during 2013. As of December 31, 2013, there was $3.1 million of total unrecognized compensation cost related to nonvested shares, which is expected to vest over 2.3 years.

Changes in nonvested shares for 2013 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2013	82,717	$12.87
Granted during 2013	189,858	17.04
Vested during 2013	(19,035)	13.48
Balance, December 31, 2013	253,540	$15.95

14.	COMMITMENTS AND CONTINGENCIES

The Corporation, in the ordinary course of business, is a party to litigation arising from the conduct of its business. Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner. There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $159.2 million and $112.4 million at December 31, 2013 and 2012, respectively, which are not included in the accompanying consolidated financial statements. These commitments include unused commercial and home equity lines of credit.

The Corporation issues financial standby letters of credit that are irrevocable undertakings by the Corporation to guarantee payment of a specified financial obligation. Most of the Corporation’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less. The maximum potential future payments the Corporation could be required to make equals the contract amount of the standby letters of credit and amounted to $3.1 million and $3.5 million at December 31, 2013 and 2012, respectively. The fair value of the Corporation’s liability for financial standby letters of credit was insignificant at December 31, 2013.

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

At December 31, 2013, the Corporation was obligated under non-cancelable operating leases for certain premises. Rental expense aggregated $2.5 million, $2.4 million and $2.4 million for the years ended December 31, 2013, 2012 and 2011 respectively, which is included in premises and equipment expense in the consolidated statements of income.

The minimum annual lease payments under the terms of the operating lease agreements, as of December 31, 2013, were as follows:

(In thousands)
2014	$2,454
2015	2,437
2016	2,098
2017	1,710
2018	1,498
Thereafter	6,874
Total	$17,071

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At year-end 2013 and 2012, the Bank maintained capital levels which met or exceeded the levels required to be considered well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the institution’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well
			Capitalized Under		For Capital
			Prompt Corrective		Adequacy
	Actual		Action Provisions		Purposes
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total capital (to risk-weighted assets)	$180,544	14.47%	$124,782	10.00%	$99,825	8.00%

Tier I capital (to risk-weighted assets)	165,171	13.24	74,869	6.00	49,913	4.00

Tier I capital (to average assets)	165,171	8.75	94,376	5.00	75,501	4.00

As of December 31, 2012:
Total capital (to risk-weighted assets)	$127,983	12.92%	$99,035	10.00%	$79,228	8.00%

Tier I capital (to risk-weighted assets)	115,600	11.67	59,421	6.00	39,614	4.00

Tier I capital (to average assets)	115,600	7.18	80,507	5.00	64,406	4.00

The Corporation’s actual capital amounts and ratios are presented in the following table:

			To Be Well
			Capitalized Under				For Capital
			Prompt Corrective				Adequacy
	Actual		Action Provisions				Purposes
(In thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio
As of December 31, 2013:
Total capital (to risk-weighted assets)	$185,052	15.33%	$	N/A	N/A	%	$96,601	8.00%

Tier I capital (to risk-weighted assets)	169,955	14.07		N/A	N/A		48,301	4.00

Tier I capital (to average assets)	169,955	9.00		N/A	N/A		75,510	4.00

As of December 31, 2012:
Total capital (to risk-weighted assets)	$129,587	13.08%	$	N/A	N/A	%	$79,283	8.00%

Tier I capital (to risk-weighted assets)	117,195	11.83		N/A	N/A		39,641	4.00

Tier I capital (to average assets)	117,195	7.27		N/A	N/A		64,438	4.00

As fully described in Note 16, Preferred Stock, the Corporation redeemed the remaining portion of the preferred shares issued under the Treasury’s Capital Purchase Program, repaying $14.5 million on January 11, 2012. In association with this repayment, the Bank paid a $14.5 million dividend to the Corporation on January 10, 2012. The dividend was specifically approved by the Bank’s primary regulator.

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

17.	SHAREHOLDERS EQUITY

In December 2013, the Corporation successfully completed the sale of 2,470,588 common shares in its rights offering and sale to standby investors. The common shares in the offering were all sold at a price of $17.00 per share, representing proceeds to the Corporation of $41.1 million, net of offering costs of $900 thousand. On December 19, 2013, the Board of Directors authorized the Corporation to contribute $40.5 million of the proceeds received from the rights offering to the Bank as equity. At December 31, 2013, the Corporation entered into a note agreement with the Bank, which resulted in a capital contribution of $40.5 million to the Bank. The note matured on January 10, 2014 and the cash was transferred from the Corporation to the Bank on January 2, 2014 to satisfy the note agreement.

In addition, the Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the Plan, allows shareholders of the Corporation to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. In addition, shareholders may also make voluntary cash payments of up to $50,000 per quarter to purchase additional shares of common stock. The Plan provides that shares may be purchased directly from the Corporation out of its authorized but unissued or treasury shares, or in the open market. During 2013 the shares purchased under the Plan were from authorized but unissued shares. The price of shares purchased under the Plan will be the average price paid for such shares by the Plan’s administrator, Registrar and Transfer Company. The price to the Plan administrator of shares purchased directly from Peapack-Gladstone with reinvested dividends or voluntary cash payments will be 97% of their “fair market value,” as that term is herein defined in the Plan. The 3% discount will continue until terminated or modified by action of the Board of Directors. Total shares issued through the plan in 2013 totaled 200,265 that resulted in additional capital of $3,2 million, of which 194,000 shares were issued through the voluntary purchase portion of the Plan.

18.	BUSINESS SEGMENTS

The Corporation assesses its results among two operating segments, Banking and Peapack-Gladstone Bank Trust and Investments. Management uses certain methodologies to allocate income and expense to the business segments. A funds transfer pricing methodology is used to assign interest income and interest expense. Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

Banking

The Banking segment includes commercial, commercial real estate, residential and consumer lending activities; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support and sales.

Peapack-Gladstone Bank Trust & Investments

Peapack-Gladstone Bank Trust & Investments includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the twelve months ended December 31, 2013, 2012 and 2011:

	Twelve Months Ended December 31, 2013
		Trust &
(In thousands)	Banking	Investments	Total
Net interest income	$49,209	$3,567	$52,776
Noninterest income	6,417	14,178	20,595
Total income	55,626	17,745	73,371
Provision for loan losses	3,425	—	3,425
Salaries and benefits	26,504	5,745	32,249
Premises and equipment expense	9,331	583	9,914
Other noninterest expense	8,564	4,456	13,020
Total noninterest expense	47,824	10,784	58,608
Income before income tax expense	7,802	6,961	14,763
Income tax expense	2,908	2,594	5,502
Net income	$4,894	$4,367	$9,261
Total assets at period end	$1,964,514	$2,434	$1,966,948

	Twelve Months Ended December 31, 2012
		Trust &
(In thousands)	Banking	Investments	Total
Net interest income	$47,955	$3,448	$51,403
Noninterest income	8,545	12,758	21,303
Total income	56,500	16,206	72,706
Provision for loan losses	8,275	—	8,275
Salaries and benefits	22,030	5,565	27,595
Premises and equipment expense	8,889	578	9,467
Other noninterest expense	7,241	4,027	11,268
Total noninterest expense	46,435	10,170	56,605
Income before income tax expense	10,065	6,036	16,101
Income tax expense	4,081	2,324	6,405
Net income	$5,984	$3,712	$9,696
Total assets at period end	$1,666,504	$1,332	$1,667,836

	Twelve Months Ended December 31, 2011
		Trust &
(In thousands)	Banking	Investments	Total
Net interest income	$45,394	$3,521	$48,915
Noninterest income	5,748	10,968	16,716
Total income	51,142	14,489	65,631
Provision for loan losses	7,250	—	7,250
Salaries and benefits	18,194	5,036	23,230
Premises and equipment expense	8,717	654	9,371
Other noninterest expense	7,837	3,961	11,798
Total noninterest expense	41,998	9,651	51,649
Income before income tax expense	9,144	4,838	13,982
Income tax expense	153	1,661	1,814
Net income	$8,991	$3,177	$12,168
Total assets at period end	$1,599,007	$1,328	$1,600,335

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the years ended December 31, 2013, 2012 and 2011:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	(Loss)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2012	Reclassifications	Income	2013	2013

Net unrealized holding
gain/(loss) on securities
available for sale,
net of tax	$4,299	$(3,730)	$(546)	$(4,276)	$23
Accumulated other
comprehensive
income/(loss),
net of tax	$4,299	$(3,730)	$(546)	$(4,276)	$23

			Amount	Other
			Reclassified	Comprehensive
		Other	from	Income
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2011	Reclassifications	Income	2012	2012

Net unrealized holding
gain/(loss) on securities
available for sale,
net of tax	$3,206	$1,649	$(556)	$1,093	$4,299
Unrealized losses on the
noncredit, other-than-
temporarily impaired held to
maturity securities and on
securities transferred from
available for sale to held
to maturity	(3,102)	5,023	(1,921)	3,102	—
Accumulated other
comprehensive income/
(loss), net of tax	$104	$6,672	$(2,477)	$4,195	$4,299
90

			Amount	Other
			Reclassified	Comprehensive
		Other	from	Income
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2010	Reclassifications	Income	2011	2011

Net unrealized holding
gain/(loss) on securities
available for sale,
net of tax	$1,490	$2,390	$(674)	$1,716	$3,206
Unrealized losses on the
noncredit, other-than-
temporarily impaired held to
maturity securities and on
securities transferred from
available for sale to held
to maturity	(3,461)	359	—	359	(3,102)
Accumulated other
comprehensive income/
(loss), net of tax	$(1,971)	$2,749	$(674)	$2,075	$104

The following represents the reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2013, 2012 and 2011:

	Twelve Months Ended
	December 31,
(In thousands)	2013	2012	2011	Affected Line Item in Statements of Income
Unrealized gains/(losses) on
Realized gain on securities sales, AFS	$840	$856	$1,037	Securities gains, net
Realized gain on securities sales, HTM	—	2,954	—	Securities gains, net
Income tax expense	(294)	(1,333)	(363)	Income tax expense
Total reclassifications, net of tax	$546	$2,477	$674

20.	CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2013	2012
Assets
Cash	$44,424	$602
Interest-earning deposits	516	297
Total cash and cash equivalents	44,940	899
Securities available for sale	—	211
Investment in subsidiary	165,874	120,461
Other assets	647	610
Total assets	$211,461	$122,181
Liabilities
Note payable	40,500	—
Other liabilities	$304	$124
Total liabilities	40,804	124
Shareholders’ equity
Common stock	10,148	7,755
Surplus	140,699	97,675
Treasury stock	(8,988)	(8,988)
Retained earnings	28,775	21,316
Accumulated other comprehensive income,
net of income tax benefit	23	4,299
Total shareholders’ equity	170,657	122,057
Total liabilities and shareholders’ equity	$211,461	$122,181

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2013	2012	2011
Income
Dividend from Bank	$1,350	$14,950	$6,120
Other income	9	28	76
Securities gains/(losses), net	2	3	20
Total income	1,361	14,981	6,216
Expenses
Other expenses	429	352	68
Total expenses	429	352	68
Income before income tax expense and
equity in undistributed earnings of Bank	932	14,629	6,148
Income tax (benefit)/expense	(50)	(116)	16
Net income before equity in undistributed earnings of Bank	982	14,745	6,132
(Dividends in excess of earnings)/ equity in
undistributed earnings of Bank	8,279	(5,049)	6,036
Net income	$9,261	$9,696	$12,168
Dividends on preferred stock and accretion	—	474	1,228
Net income available to common shareholders	$9,261	$9,222	$10,940

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$9,261	$9,696	$12,168
Undistributed loss/(earnings) of Bank	(8,279)	5,049	(6,036)
(Gain)/loss on securities available for sale	(2)	(3)	(20)
(Increase)/decrease in other assets	(37)	(101)	78
Increase/(decrease) in other liabilities	179	107	(44)
Net cash provided by operating activities	1,122	14,748	6,146

Cash flows from investing activities:
Proceeds from sales and calls of securities
available for sale	213	386	1,108
Net cash provided by investing activities	213	386	1,108

Cash flows from financing activities:
Redemption of preferred stock	—	(14,341)	(7,172)
Repurchase of warrants	—	(109)	—
Cash dividends paid on preferred stock	—	(112)	(823)
Cash dividends paid on common stock	(1,802)	(1,774)	(1,765)
Exercise of stock options	30	21	—
Net proceeds, rights offering	41,100	—	—
Issuance of common shares (DRIP program)	3,248	625	152
Purchase of shares for Profit Sharing Plan	130	—	—
Net cash provided by/(used in) financing activities	42,706	(15,690)	(9,608)

Net (decrease)/increase in cash and cash equivalents	44,041	(556)	(2,354)
Cash and cash equivalents at beginning of period	899	1,455	3,809
Cash and cash equivalents at end of period	$44,940	$899	$1,455

21.	SUPPLEMENTAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial data for the periods indicated:

Selected 2013 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$13,432	$13,460	$14,423	$15,738
Interest expense	1,005	1,012	1,050	1,210
Net interest income	12,427	12,448	13,373	14,528
Provision for loan losses	850	500	750	1,325
Trust fees	3,368	3,628	3,295	3,547
Securities gains/(losses), net	289	238	188	125
Other income	1,947	1,370	1,299	1,301
Operating expenses	12,293	14,079	14,165	14,646
Income before income tax expense	4,888	3,105	3,240	3,530
Income tax expense	1,995	1,096	1,276	1,135
Net income	2,893	2,009	1,964	2,395
Dividend and accretion on preferred stock	—	—	—	—
Net income available to common
shareholders	$2,893	$2,009	$1,964	$2,395
Earnings per share-basic	$0.33	$0.23	$0.22	$0.25
Earnings per share-diluted	0.32	0.22	0.22	0.25

Selected 2012 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$14,214	$14,102	$13,982	$13,792
Interest expense	1,323	1,199	1,132	1,033
Net interest income	12,891	12,903	12,850	12,759
Provision for loan losses	1,500	1,500	750	4,525
Trust fees	3,176	3,259	2,918	2,929
Securities gains/(losses), net	390	107	235	3,078
Other income	1,157	1,305	1,406	1,343
Operating expenses	11,080	11,704	11,993	13,553
Income before income tax expense	5,034	4,370	4,666	2,031
Income tax expense	1,951	1,647	1,834	973
Net income	3,083	2,723	2,832	1,058
Dividend and accretion on preferred stock	474	—	—	—
Net income available to common
shareholders	$2,609	$2,723	$2,832	$1,058
Earnings per share-basic	$0.30	$0.31	$0.32	$0.12
Earnings per share-diluted	0.30	0.31	0.32	0.12

Selected 2011 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$14,257	$14,099	$13,594	$14,101
Interest expense	2,036	1,916	1,699	1,485
Net interest income	12,221	12,183	11,895	12,616
Provision for loan losses	2,000	2,000	1,500	1,750
Trust fees	2,718	2,829	2,555	2,584
Securities gains/(losses), net	196	277	248	316
Other income	1,255	1,218	1,170	1,350
Operating expenses	11,243	11,035	10,573	11,548
Income before income tax expense	3,147	3,472	3,795	3,568
Income tax expense	1,006	1,304	(1,537)	1,041
Net income	2,141	2,168	5,332	2,527
Dividend and accretion on preferred stock	570	219	219	220
Net income available to common
shareholders	$1,571	$1,949	$5,113	$2,307
Earnings per share-basic	$0.18	$0.22	$0.58	$0.26
Earnings per share-diluted	0.18	0.22	0.58	0.26

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting during the fourth quarter of 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

As of December 31, 2013 management assessed the effectiveness of the Corporation’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 1992 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Corporation’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committee.

Based on this assessment, management determined that, as of December 31, 2013, the Corporation’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Attestation Report of the Independent Registered Certified Public Accounting Firm

Crowe Horwath LLP, the independent registered public accounting firm that audited the Corporation’s December 31, 2013 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Director Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement is incorporated herein by reference.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience
Douglas L. Kennedy	57	October 9, 2012	Chief Executive Officer
Finn M.W. Caspersen, Jr.	44	January 1, 2008	Chief Operating Officer, General Counsel
Jeffrey J. Carfora	55	March 30, 2009	Chief Financial Officer
Vincent A. Spero	48	November 19, 2009	Head of Commercial Banking
Karen A. Rockoff	53	April 1, 2013	Chief Risk Officer
Anthony B. Bilotta, Jr.	53	September 16, 2013	Director of Retail Banking and Marketing
John P. Babcock	53	March 10, 2014	President of Private Wealth Management
Craig C. Spengeman	58	December 11, 1997	Retired as of December 31, 2013

Mr. Kennedy joined the Bank in October 2012 as Chief Executive Officer. He is a career banker with over 36 years of commercial banking experience. Previously, Mr. Kennedy served as Executive Vice President and Market President at Capital One Bank/North Fork and held key executive level positions with Summit Bank and Bank of American/Fleet Bank. Mr. Kennedy has a Bachelor’s Degree in Economics and a MBA from Sacred Heart University in Fairfield, Connecticut.

Mr. Caspersen has nearly 19 years of experience, including ten years in the Banking industry. Mr. Caspersen joined the Bank as Chief Risk Officer in March 2004 and was promoted to General Counsel in May 2006. He was elected to the Board of Directors in April 2012. Mr. Caspersen was named Senior Executive Vice President, Chief Operating Officer and General Counsel in 2013. Prior to joining the Bank, Mr. Caspersen worked in the fields of venture capital, investment banking and corporate law. Mr. Caspersen is a graduate of Harvard Law School and Harvard College.

Mr. Carfora joined the Bank in April 2009 as Chief Financial Officer having previously served as a Transitional Officer with New York Community Bank from April 2007 until January 2008 as a result of a merger with PennFed Financial Services Inc. and Penn Federal Savings Bank (collectively referred to as “PennFed”). Previous to the merger, Mr. Carfora served as Chief Operating Officer of PennFed from October 2001 until April 2007 and Chief Financial Officer from December 1993 to October 2001. Mr. Carfora has nearly 34 years of experience, including 31 years in the Banking industry. Mr. Carfora has a Bachelor’s degree in Accounting and a MBA in Finance, both from Fairleigh Dickinson University and is a Certified Public Accountant.

Mr. Spero joined the Bank in June 2008 as Senior Vice President and Senior Commercial Lender and has over 25 years of banking experience. Previously Mr. Spero served as Senior Vice President and Commercial Loan Team Leader at Lakeland Bank, a subsidiary of Lakeland Bancorp from May 2000 to May 2008. Mr. Spero is a graduate of Wagner College and attended Fairleigh Dickinson University in their MBA program.

Ms. Rockoff joined the Bank in April 2013 as Chief Risk Officer and is head of the Bank’s Enterprise Risk Management. Ms. Rockoff has had a 30-year career in financial services. Previously she worked for Morgan Stanley in Credit Risk Management for 16 years, covering the full spectrum of Morgan Stanley’s capital markets and loan products. Prior to her tenure at Morgan Stanley, Ms. Rockoff held positions at Nomura Securities International and Republic National Bank. Ms. Rockoff has Bachelor’s degrees in Accounting and French from Penn State and a MBA from Columbia University.

Mr. Bilotta joined the Bank in September 2013 as director of retail banking and marketing. Mr. Bilotta has over 30 years of banking experience, most recently with Oritani Bank where he was responsible for the retail banking and marketing functions. Mr. Bilotta is a graduate of Thomas Edison State College and the Bank Administration Institute at the University of Wisconsin.

On March 10, 2014, John P. Babcock joined the Bank as Senior Executive Vice President and President of Private Wealth Management of Peapack-Gladstone Bank. Mr. Babcock has more than 33 years of experience in wealth management and private banking, most recently serving as managing director and the regional head of the Northeast Mid-Atlantic region for the HSBC Private Bank. Prior to HSBC, Mr. Babcock held senior level positions at U.S. Trust/Bank of America, The Bank of New York and Summit/Fleet Bank. He has a Bachelor’s degree from the A. B. Freeman School of Business at Tulane University and an MBA from Fairleigh Dickinson University.

Mr. Spengeman served as President and Chief Investment Officer of Peapack-Gladstone Bank Trust & Investments for the past nine years. After 28 years of dedicated service, Mr. Spengeman retired from the Corporation and the Bank as of December 31, 2013.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2013 for all equity compensation plans under which shares of our common stock may be issued:

NUMBER OF SECURITIES
REMAINING AVAILABLE
FOR FUTURE ISSUANCE
	NUMBER OF SECURITIES		UNDER EQUITY
	TO BE ISSUED UPON	WEIGHTED-AVERAGE	COMPENSATION PLANS
	EXERCISE OF	EXERCISE PRICE OF	(EXCLUDING SECURITIES
PLAN CATEGORY	OUTSTANDING OPTIONS (a)	OUTSTANDING OPTIONS (b)	REFLECTED IN COLUMN (a) (c)

EQUITY
COMPENSATION
PLANS APPROVED
BY SECURITY
HOLDERS	652,179	$21.30	230,559

EQUITY
COMPENSATION
PLANS NOT
APPROVED BY
SECURITY HOLDERS	N/A	N/A	N/A
TOTAL	652,179	$21.30	230,559

The information set forth under the captions “Beneficial Ownership of Common Stock” and “Stock Ownership of Directors and Executive Officers” in the 2014 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in the 2014 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Independent Registered Public Accounting Firm” and “Audit Committee Pre-approval Procedures” in the 2014 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2013 and 2012.
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2013 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2013 Annual Report.

(b)	Exhibits

(3)	Articles of Incorporation and By-Laws:

A.	Certificate of Incorporation as incorporated herein by reference to the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009.

B.	By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to the Registrant’s Form 8-K Current Report filed on April 23, 2007 (SEC File No. 001-16197).

(10)	Material Contracts:

A.	“Change in Control Agreement” dated as of December 20, 2007 by and among the Corporation, the Bank and Frank A. Kissel is incorporated by reference to Exhibits 10(A)1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007 (SEC File No. 001-16197). +

B.	“Split Dollar Plan for Senior Management” dated as of September 7, 2001 for Frank A. Kissel is incorporated by reference to Exhibit 10 (I) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

C.	“Directors’ Retirement Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (J) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

D.	“Directors’ Deferral Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (K) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

E.	Peapack-Gladstone Financial Corporation 1998 Stock Option Plan for Outside Directors and Peapack-Gladstone Financial Corporation 2002 Stock Option Plan for Outside Directors, each as amended and restated through December 8, 2005, are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on December 14, 2005 (SEC File No. 001-16197). +

F.	Peapack-Gladstone Financial Corporation Amended and Restated 1998 Stock Option Plan and Peapack-Gladstone Financial Corporation Amended and Restated 2002 Stock Option Plan are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on January 13, 2006 (SEC File No. 001-16197). +

G.	Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q Quarterly Report filed on May 10, 2006 (SEC File No. 001-16197). +

H.	(1) Form of Restricted Stock Agreement, (2) Form of Restricted Stock Agreement for Outside Directors, (3) Form of Time-Based/Performance-Based Restricted Stock Agreement, (4) Form of Non-qualified Stock Option Agreement, (4) Form of Incentive Stock Option Agreement and (5) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan. +*

I.	(1) Form of Non-qualified Stock Option Agreement, (2) Form of Incentive Stock Option Agreement, (3) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10(I)(2), 10(I)(3) and 10(I)(4) of the Registrant’s Form 10-K for the year ended December 31, 2012.. +

J.	Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, as amended is incorporated by reference to Exhibit A to the Corporation’s definitive proxy statement filed on March 22, 2013. +

K.	Separation Agreement and General Release dated September 6, 2013 between Craig C. Spengeman, the Corporation and the Bank. +

L.	“Employment Agreement” dated as of December 4, 2013 by and among the Corporation, the Bank and Douglas L. Kennedy. +*

M.	“Employment Agreement” dated as of November 25, 2013 by and among the Corporation, the Bank and Frank A. Kissel. +*

N.	“Amended and Restated Employment Agreement” dated as of December 4, 2013 by and among the Corporation, the Bank and Finn M.W. Caspersen, Jr. +*

O.	“Amended and Restated Employment Agreement” dated as of December 4, 2013 by and among the Corporation, the Bank and Jeffrey J. Carfora. +*

P.	“Amended and Restated Employment Agreement” dated as of December 4, 2013 by and among the Corporation, the Bank and Vincent A. Spero. +*

Q.	“Change in Control Agreement” dated as of December 4, 2013, by and among the Corporation, the Bank and Douglas L. Kennedy. +*

R.	“Amended and Restated Change in Control Agreement” dated as of December 4, 2013, by and among the Corporation, the Bank and Finn M. W. Caspersen, Jr. +*

S.	“Amended and Restated Change in Control Agreement” dated as of December 4, 2013, by and among the Corporation, the Bank and Jeffrey J. Carfora. +*

T.	“Amended and Restated Change in Control Agreement” dated as of December 4, 2013, by and among the Corporation, the Bank and Vincent A. Spero +*

U.	“Change in Control Agreement” dated as of December 4, 2013, by and among the Corporation, the Bank and Karen A. Rockoff. +*

21)	List of Subsidiaries:

(a) Subsidiaries of the Corporation:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:

Name

PGB Trust and Investments of Delaware	Delaware	100%
BGP RRE Holdings, LLC	New Jersey	100%
BGP CRE Painter Farm, LLC	New Jersey	100%
BGP CRE Heritage, LLC	New Jersey	100%
BGP CRE K&P Holdings, LLC	New Jersey	100%
BGP CRE Office Property, LLC	New Jersey	100%
Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(23)	Consent of Independent Registered Public Accounting Firm:

(23.1)	Consent of Crowe Horwath LLP*

(24)	Power of Attorney*

(31.1)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone and Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(100)	Interactive Data File*
+	Management contract and compensatory plan or arrangement.

* Filed herewith

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

Dated:    March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	Chief Executive Officer and Director	March 14, 2014
Douglas L. Kennedy
/s/ Jeffrey J. Carfora	Senior Executive Vice President and Chief Financial Officer	March 14, 2014
Jeffrey J. Carfora	(Principal Financial Officer and Principal Accounting Officer)
/s/ F. Duffield Meyercord	Chairman of the Board	March 14, 2014
F. Duffield Meyercord
/s/ Finn M.W. Caspersen, Jr.	Director, General Counsel, Chief Operating Officer	March 14, 2014
Finn M. W. Caspersen, Jr.

/s/ Susan A. Cole	Director	March 14, 2014
Susan A. Cole

/s/ Anthony J. Consi II	Director	March 14, 2014
Anthony J. Consi II
/s/ Edward A. Gramigna	Director	March 14, 2014
Edward A. Gramigna

/s/ Frank A. Kissel	Director	March 14, 2014
Frank A. Kissel

/s/ John D. Kissel	Director	March 14, 2014
John D. Kissel
/s/ James R. Lamb	Director	March 14, 2014
James R. Lamb
/s/ Edward A. Merton	Director	March 14, 2014
Edward A. Merton
/s/ Philip W. Smith III	Director	March 14, 2014
Philip W. Smith III
/s/ Beth Welsh	Director	March 14, 2014
Beth Welsh

