Form 10-Q
period 2014-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2014-05-09
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2014

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

(908)234-0700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes ☒      No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Number of shares of Common Stock outstanding as of May 1, 2014:

12,033,953

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1A	Risk Factors	Page 46
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 46
Item 6	Exhibits	Page 47
2

Index

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	(unaudited)	(audited)
	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$6,373	$6,534
Federal funds sold	101	101
Interest-earning deposits	95,059	28,512
Total cash and cash equivalents	101,533	35,147

Securities available for sale	248,070	268,447
FHLB and FRB stock, at cost	12,765	10,032

Loans held for sale, at fair value	1,769	2,001
Loans held for sale, at lower of cost or fair value	51,184	—

Loans	1,763,400	1,574,201
Less: Allowance for loan losses	16,587	15,373
Net loans	1,746,813	1,558,828

Premises and equipment	31,087	28,990
Other real estate owned	2,062	1,941
Accrued interest receivable	4,788	4,086
Bank owned life insurance	32,065	31,882
Deferred tax assets, net	9,366	9,762
Other assets	9,983	15,832
TOTAL ASSETS	$2,251,485	$1,966,948
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$350,987	$356,119
Interest-bearing deposits:
Interest-bearing deposits checking	407,127	378,340
Savings	119,750	115,785
Money market accounts	660,691	630,173
Certificates of deposit $100,000 and over	58,090	61,128
Certificates of deposit less than $100,000	93,640	90,705
Certificates of deposit - Brokered	65,000	5,000
Subtotal deposits	1,755,285	1,637,250
Interest-bearing demand – Brokered	138,011	10,000
Total deposits	1,893,296	1,647,250
Overnight borrowings with Federal Home Loan Bank	79,400	54,900
Federal Home Loan Bank advances	83,692	74,692
Capital lease obligation	9,917	8,754
Accrued expenses and other liabilities	9,308	10,695
TOTAL LIABILITIES	2,075,613	1,796,291
SHAREHOLDERS’ EQUITY
Common stock (no par value; stated value $0.83 per share; authorized 21,000,000 shares; issued shares, 12,441,091 at March 31, 2014 and 12,196,695 at December 31, 2013; outstanding shares, 12,032,913 at March 31, 2014
and 11,788,517 at December 31, 2013	10,351	10,148
Surplus	142,687	140,699
Treasury stock at cost, 408,178 shares at March 31, 2014 and
December 31, 2013	(8,988)	(8,988)
Retained earnings	31,216	28,775
Accumulated other comprehensive income, net of income tax	606	23
TOTAL SHAREHOLDERS EQUITY	175,872	170,657
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$2,251,485	$1,966,948

See accompanying notes to consolidated financial statements

Index

. PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
INTEREST INCOME
Interest and fee on loans	$15,662	$11,714
Interest on securities available for sale:
Taxable	1,061	1,277
Tax-exempt	204	197
Interest on loans held for sale	10	196
Interest-earning deposits	12	48
Total interest income	16,949	13,432
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	483	307
Interest on certificates of deposit over $100,000	152	215
Interest on other time deposits	234	285
Interest on borrowed funds	390	92
Interest on capital lease obligation	119	106
Total interest expense	1,378	1,005
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	15,571	12,427
Provision for loan losses	1,325	850
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,246	11,577
OTHER INCOME
Wealth management fee income	3,754	3,368
Service charges and fees	694	676
Bank owned life insurance	266	272
Gain on loans held for sale at fair value (Mortgage banking)	112	470
Gain on loans held for sale at lower of cost or
fair value	—	522
Other income	71	7
Securities gains, net	98	289
Total other income	4,995	5,604
OPERATING EXPENSES
Salaries and employee benefits	8,848	7,079
Premises and equipment	2,438	2,304
Other operating expense	3,053	2,910
Total operating expenses	14,339	12,293
INCOME BEFORE INCOME TAX EXPENSE	4,902	4,888
Income tax expense	1,871	1,995
NET INCOME	3,031	2,893

EARNINGS PER COMMON SHARE
Basic	$0.26	$0.33
Diluted	$0.26	$0.32
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	11,606,933	8,870,559
Diluted	11,710,940	8,917,180

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income	$3,031	$2,893
Other comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising
during the period	1,082	(718)
Less: Reclassification adjustment for net gains
included in net income	98	289
	984	(1,007)
Tax effect	(401)	412

Total other comprehensive income/(loss)	583	(595)

Total comprehensive income	$3,614	$2,298

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2014

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Income	Total

Balance at January 1, 2014
11,788,517 common shares
outstanding	$10,148	$140,699	$(8,988)	$28,775	$23	$170,657
Net income				3,031		3,031
Net change in accumulated
other comprehensive
income/(loss)					583	583
Issuance of restricted stock
137,612 shares	114	(114)				—
Amortization of restricted stock		281				281
Cash dividends declared on
common stock
($0.05 per share)				(590)		(590)
Common stock option expense		52				52
Common stock options
exercised and related tax
benefits, 5,885 shares	5	67				72
Sales of shares (Dividend
Reinvestment Program),
97,118 shares	81	1,635				1,716
Issuance of shares for
Profit Sharing Plan
3,781 shares	3	67				70
Balance at March 31, 2014
12,032,913 common shares
outstanding	$10,351	$142,687	$(8,988)	$31,216	$606	$175,872

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income:	$3,031	$2,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	727	731
Amortization of premium and accretion of discount on securities, net	379	519
Amortization of restricted stock	281	83
Provision of loan losses	1,325	850
Provision for OREO losses	100	—
Provision for deferred taxes	(5)	(494)

Stock-based compensation	52	85
Gains on securities, available for sale	(98)	(289)
Loans originated for sale at fair value	(8,780)	(27,231)
Proceeds from sales of loans at fair value	9,124	32,334
Gains on loans held for sale at fair value	(112)	(470)
Gains on loans held for sale at lower of cost or fair value	—	(522)
Gains on sale of other real estate owned	—	(9)
Gains on disposal of fixed assets	(9)	—
Increase in cash surrender value of life insurance, net	(183)	(195)
(Increase)/Decrease in accrued interest receivable	(702)	96
Decrease in other assets	5,849	2,828
(Decrease)/Increase in accrued expenses and other liabilities	(1,456)	389
NET CASH (USED IN)/ PROVIDED BY OPERATING ACTIVITIES	9,523	11,598
INVESTING ACTIVITIES:
Maturities of securities available for sale	23,867	21,047
Call of securities available for sale	—	115
Sales of securities available for sale	18,616	15,293
Purchase of securities available for sale, including FHLB and FRB stock	(24,136)	(16,665)
Proceeds from sales of loans held for sale at lower of cost or fair value	—	14,271
Net increase in loans	(240,715)	(30,308)
Sales of other real estate owned	—	187
Purchase of premises and equipment	(1,592)	(130)
Disposal of premises and equipment	9	—
NET CASH (USED IN)/ PROVIDED BY INVESTING ACTIVITIES	(223,951)	3,810
FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	246,046	(35,323)
Net increase in overnight borrowings	24,500	—
Net increase in other borrowings	9,000	—
Repayments of Federal Home Loan Bank advances	—	(119)
Cash dividends paid on common stock	(590)	(447)
Exercise of Stock Options	72	2

Sales of shares (DRIP Program)	1,716	528
Purchase of shares for Profit Sharing Plan	70	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	280,814	(35,359)
Net increase/(decrease) in cash and cash equivalents	66,386	(19,951)
Cash and cash equivalents at beginning of period	35,147	119,228
Cash and cash equivalents at end of period	$101,533	$99,277

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2013 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of March 31, 2014 and the results of operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013.

Principles of Consolidation and Organization: The Corporation considers that all adjustments necessary for a fair presentation of the statement of the financial position and results of operations in accordance with U.S. generally accepted accounting principles for these periods have been made. Results for such interim periods are not necessarily indicative of results for a full year.

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

Securities: All securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

Index

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

Index

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

Multifamily Loans. The Bank provides mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) in New Jersey, Pennsylvania and New York. Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expense, maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Certain markets, such as New York City, are rent regulated, and as such, feature rents that are considered to be below market rates. Generally, rent regulated properties are characterized by relatively stable occupancy levels and longer term tenants. As a loan asset class for many banks, multifamily loans have experienced much lower historical loss rates compared to other types of commercial lending.

Commercial Real Estate Loans. The Bank provides mortgage loans for commercial real estate that is either owner occupied or managed as an investment property (non-owner occupied). Principal types of investment commercial real estate properties include retail, office buildings, mixed use, medical facilities, industrial and other. The terms and conditions of all commercial mortgage loans are tailored to the specific attributes of the borrower and any guarantors as well as the nature of the property and loan purpose. Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to various industry or economic conditions.

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

Index

Consumer and Other. These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments.

Stock-Based Compensation: The Corporation’s Stock Incentive Plans allow the granting of shares of the Corporation’s common stock as incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights to directors, officers, employees and independent contractors of the Corporation and its Subsidiaries. The options granted under these plans are exercisable at a price equal to the fair value of common stock on the date of grant and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant.

For the three months ended March 31, 2014 and 2013, the Corporation recorded total compensation cost for stock options of $52 thousand and $85 thousand respectively, with a recognized tax benefit of $5 thousand and $15 thousand for the quarters ended March 31, 2014 and 2013, respectively. There was approximately $527 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at March 31, 2014. That cost is expected to be recognized over a weighted average period of 1.2 years.

For the Corporation’s stock option plans, changes in options outstanding during the three months ended March 31, 2014 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2014	652,179	21.30
Granted during 2014	6,200	18.82
Exercised during 2014	(5,885)	12.28
Expired during 2014	(258,648)	27.56
Forfeited during 2014	(10,276)	13.16
Balance, March 31, 2014	383,570	17.39	5.97	526
Vested and expected to vest (1)	347,483	17.81	5.97	696
Exercisable at March 31, 2014	262,137	19.11	5.01	71

(1) Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the first quarter of 2014 and the exercise price, multiplied by the number of in-the-money options). The Corporation’s closing stock price on March 31, 2014 was $22.00.

Index

For the first quarter of 2014, the per share weighted-average fair value of stock options granted was $7.49 compared to $5.19 for the same quarter of 2013 using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months Ended
	March 31,

	2014	2013

Dividend Yield	1.01%	1.34%
Expected volatility	40%	39%
Expected life	7 years	7 years
Risk-free interest rate	2.15%	1.10%

The Corporation also awards restricted stock to certain executives and certain key employees. In March 2014, the Corporation issued 137,612 restricted stock awards, at a fair value equal to the market price of the Corporation’s common stock at the date of grant. The awards may vest fully during a period of up to three years after the date of award. In addition, awards granted in 2013 and prior years, vest in varying terms between three and five years. In December 2013, the Corporation granted restricted stock awards to the CEO, CFO and COO, of which 50 percent vest in five years. The vesting of the other 50 percent is dependent on the Corporation meeting certain performance criteria. At December 31, 2013 and March 31, 2014, the Corporation believes that these targets would be met within a five-year period so 100 percent of these awards are being expensed over a five-year period. For the three months ended March 31, 2014 and 2013, the Corporation recorded total compensation cost for restricted shares of $281 thousand and $83 thousand, respectively. As of March 31, 2014, there was approximately $5.6 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the Corporation’s stock incentive plans, which is expected to be recognized over a weighted average period of 4.2 years.

Changes in non-vested, restricted common shares for 2014 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2014	253,540	15.95
Granted during 2014	137,612	19.47
Vested during 2014	(36,755)	18.94
Balance, March 31, 2014	354,397	17.01

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

Index

	Three Months Ended
	March 31,
(In thousands, except per share data	2014	2013

Net income to common shareholders	$3,031	$2,893

Basic weighted-average common shares outstanding	11,606,933	8,870,559
Plus: common stock equivalents	104,007	46,621
Diluted weighted-average common shares outstanding	11,710,940	8,917,180
Net income per common share
Basic	$0.26	$0.33
Diluted	0.26	0.32

Stock options and restricted stock totaling 232,104 and 488,313 shares were not included in the computation of diluted earnings per share in the first quarters of 2014 and 2013, respectively, because they were considered antidilutive.

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

Reclassification: Certain reclassifications may have been made in the prior periods’ financial statements in order to conform to the 2014 presentation.

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of March 31, 2014 and December 31, 2013 follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$15,988	$—	$(766)	$15,222
Mortgage-backed securities – residential	161,195	2,528	(674)	163,049
State and political subdivisions	63,865	643	(9)	64,499
Single-issuer trust preferred security	2,999	—	(599)	2,400
CRA investment	3,000	—	(100)	2,900
Total	$247,047	$3,171	$(2,148)	$248,070

Index

	December 31, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$15,986	$—	$(1,216)	$14,770
Mortgage-backed securities – residential	187,574	2,651	(1,145)	189,080
State and political subdivisions	58,849	565	(71)	59,343
Single-issuer trust preferred security	2,999	—	(629)	2,370
CRA investment	3,000	—	(116)	2,884
Total	$268,408	$3,216	$(3,177)	$268,447

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$15,222	$(766)	$—	$—	$15,222	$(766)
Mortgage-backed
securities-residential	48,240	(664)	1,396	(10)	49,636	(674)
State and political
subdivisions	942	(9)	—	—	942	(9)
Single-issuer trust
Preferred security	—	—	2,400	(599)	2,400	(599)
CRA investment fund	2,900	(100)	—	—	2,900	(100)
Total	$67,304	$(1,539)	$3,796	$(609)	$71,100	$(2,148)

	December 31, 2013
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$14,770	$(1,216)	$—	$—	$14,770	$(1,216)
Mortgage-backed
securities-residential	71,154	(1,142)	84	(3)	71,238	(1,145)
State and political
subdivisions	5,589	(71)	—	—	5,589	(71)
Single-issuer trust
Preferred security	—	—	2,370	(629)	2,370	(629)
CRA investment fund	2,884	(116)	—	—	2,884	(116)
Total	$94,397	$(2,545)	$2,454	$(632)	$96,851	$(3,177)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of March 31, 2014, the Corporation does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in unrealized loss position were determined to be other-than-temporarily impaired.

At March 31, 2014, the unrealized loss on the single-issuer trust preferred security of $599 thousand is related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at March 31, 2014.

Index

3. LOANS

Loans outstanding, by general ledger classification, as of March 31, 2014 and December 31, 2013, consisted of the following:

		% of		% of
	March 31,	Totals	December 31,	Total
(In thousands)	2014	Loans	2013	Loans
Residential mortgage	$481,850	27.33%	$532,911	33.85%
Commercial mortgage	1,063,470	60.31	831,997	52.85
Commercial loans	143,389	8.13	131,795	8.37
Construction loans	6,075	0.34	5,893	0.38
Home equity lines of credit	45,820	2.60	47,905	3.04
Consumer loans, including fixed
rate home equity loans	20,945	1.19	21,852	1.39
Other loans	1,851	0.10	1,848	0.12
Total loans	$1,763,400	100.00%	$1,574,201	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of March 31, 2014 and December 31, 2013:

		% of		% of
	March 31,	Totals	December 31,	Total
(In thousands)	2014	Loans	2013	Loans
Primary residential mortgage	$495,599	28.17%	$546,827	34.82%
Home equity lines of credit	45,820	2.60	47,905	3.05
Junior lien loan on residence	12,755	0.73	13,114	0.84
Multifamily property	763,988	43.42	541,503	34.48
Owned-occupied commercial real estate	78,375	4.45	79,735	5.08
Investment commercial real estate	279,792	15.90	267,406	17.03
Commercial and industrial	61,933	3.52	51,638	3.29
Secured by farmland	194	0.01	197	.01
Agricultural production loans	175	0.01	—	N/A
Commercial construction loans	4,768	0.27	5,893	0.37
Consumer and other loans	16,098	0.92	16,212	1.03
Total loans	$1,759,497	100.00%	$1,570,430	100.00%
Net deferred fees	3,903		3,771
Total loans including net deferred costs	$1,763,400		$1,574,201

Not included in the above tables were $51.2 million of residential loans that were reclassified from loans held for investment to loans held for sale at March 31, 2014. $49.8 million of these loans were sold in April, 2014 and a gain on sale of approximately $450 thousand was recorded.

Included in the totals above for March 31, 2014 are $393 thousand of unamortized discount as compared to $396 thousand of unamortized discount for December 31, 2013.

Index

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$4,219	$130	$491,380	$2,332	$495,599	$2,462
Home equity lines
of credit	110	—	45,710	153	45,820	153
Junior lien loan
on residence	248	—	12,507	139	12,755	139
Multifamily
property	—	—	763,988	5,630	763,988	5,630
Owner-occupied
commercial
real estate	3,567	463	74,808	2,005	78,375	2,468
Investment
commercial
real estate	11,252	434	268,540	4,245	279,792	4,679
Commercial and
industrial	399	300	61,534	638	61,933	938
Secured by
farmland	—	—	194	3	194	3
Agricultural
production	—	—	175	2	175	2
Commercial
construction	—	—	4,768	44	4,768	44
Consumer and
Other	19	19	16,079	50	16,098	69
Total ALLL	$19,814	$1,346	$1,739,683	$15,241	$1,759,497	$16,587

	December 31, 2013
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$3,691	$126	$543,136	$2,235	$546,827	$2,361
Home equity lines
of credit	111	—	47,794	181	47,905	181
Junior lien loan
on residence	260	—	12,854	156	13,114	156
Multifamily
property	—	—	541,503	4,003	541,503	4,003
Owner-occupied
commercial
real estate	3,250	464	76,485	2,099	79,735	2,563
Investment
commercial
real estate	9,949	741	257,457	4,342	267,406	5,083
Commercial and
industrial	470	309	51,168	516	51,638	825
Secured by
farmland	—	—	197	3	197	3
Agricultural
production	—	—	—	—	—	—
Commercial
construction	—	—	5,893	120	5,893	120
Consumer and
other	13	13	16,199	65	16,212	78
Total ALLL	$17,744	$1,653	$1,552,686	$13,720	$1,570,430	$15,373

Index

Impaired loans include nonaccrual loans of $7.5 million at March 31, 2014 and $6.6 million at December 31, 2013. Impaired loans also include performing troubled debt restructured loans of $12.3 million at March 31, 2014 and $11.1 million at December 31, 2013. At March 31, 2014, the allowance allocated to troubled debt restructured loans totaled $1.3 million of which $730 thousand was allocated to nonaccrual loans. At December 31, 2013, the allowance allocated to troubled debt restructured loans totaled $1.6 million of which $720 thousand was allocated to nonaccrual loans. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of March 31, 2014. The Corporation has not committed to lend additional amounts as of March 31, 2014 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$4,220	$3,415	$—	$3,071	$40
Owned-occupied commercial real estate	1,796	1,550	—	1,424	46
Investment commercial real estate	4,999	4,999	—	4,999	63
Commercial and industrial	99	99	—	159	7
Home equity lines of credit	111	110	—	111	3
Junior lien loan on residence	363	248	—	256	5
Total loans with no related allowance	$11,588	$10,421	$—	$10,020	$164
With related allowance recorded:
Primary residential mortgage	$804	$804	$130	$617	$6
Owned-occupied commercial real estate	2,169	2,017	464	2,044	15
Investment commercial real estate	6,253	6,253	433	4,964	62
Commercial and industrial	316	300	300	309	5
Consumer and other	19	19	19	12	1
Total loans with related allowance	$9,561	$9,393	$1,346	$7,946	$89
Total loans individually evaluated for
impairment	$21,149	$19,814	$1,346	$17,966	$253

	December 31, 2013
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$3,777	$2,984	$—	$4,813	$55
Owned-occupied commercial real estate	1,346	1,193	—	1,893	36
Investment commercial real estate	5,000	5,000	—	314	4
Commercial and industrial	176	161	—	121	4
Home equity lines of credit	111	111	—	119	5
Junior lien loan on residence	370	260	—	312	5
Total loans with no related allowance	$10,780	$9,709	$—	$7,572	$109
With related allowance recorded:
Primary residential mortgage	$707	$707	$126	$636	$29
Owned-occupied commercial real estate	2,190	2,057	464	2,100	16
Investment commercial real estate	4,949	4,949	741	4,949	618
Commercial and industrial	323	309	309	269	4
Junior lien loan on residence	—	—	—	—	—
Consumer and other	13	13	13	—	—
Total loans with related allowance	$8,182	$8,035	$1,653	$7,954	$667
Total loans individually evaluated for
impairment	$18,962	$17,744	$1,653	$15,526	$776

The Corporation did not recognize any income on nonaccruing impaired loans for the three months ended March 31, 2014 and 2013.

Index

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$3,177	$—
Home equity lines of credit	110	—
Junior lien loan on residence	248	—
Owned-occupied commercial real estate	3,567	—
Commercial and industrial	353	—
Consumer and other	18
Total	$7,473	$—

	December 31, 2013
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$2,641	$—
Home equity lines of credit	111	—
Junior lien loan on residence	260	—
Multifamily property	—	—
Owned-occupied commercial real estate	3,250	—
Investment commercial real estate	—	—
Commercial and industrial	355	—
Consumer and other	13	—
Total	$6,630	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans, excluding nonaccrual loans:

	March 31, 2014
	30-59		60-89	Greater Than
	Days		Days	90 Days	Total
(In thousands)	Past Due		Past Due	Past Due	Past Due
Primary residential mortgage	$1,851		$—	$—	$1,851
Home equity lines of credit	192		—	—	192
Owner-occupied commercial real estate	3		—	—	3
Investment commercial real estate	2,524	(A)	—	—	2,524
Construction	184		250	—	434
Consumer and other loans	23		—	—	23
Total	$4,777		$250	$—	$5,027

Index

	December 31, 2013
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,443	$677	$—	$2,120
Home equity lines of credit	12	—	—	12
Owned-occupied commercial real estate	703	—	—	703
Investment commercial real estate	118	—	—	118
Total	$2,276	$677	$—	$2,953

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

Index

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$487,151	$2,949	$5,499	$—
Home equity lines of credit	45,710	—	110	—
Junior lien loan on residence	12,507	—	248	—
Multifamily property	761,224	1,917	847	—
Farmland	194	—	—	—
Owned-occupied commercial real estate	69,353	582	8,440	—
Investment commercial real estate	248,545	11,983	19,264	—
Agricultural production loans	175	—	—	—
Commercial and industrial	61,511	23	399	—
Commercial construction	4,518	250	—	—
Consumer and other loans	15,830	—	268	—
Total	$1,706,718	$17,704	$35,075	$—

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$540,609	$1,510	$4,708	$—
Home equity lines of credit	47,794	—	111	—
Junior lien loan on residence	12,854	—	260	—
Multifamily property	540,993	510	—	—
Owned-occupied commercial real estate	70,218	619	8,898	—
Investment commercial real estate	238,722	9,573	19,111	—
Commercial and industrial	51,144	23	471	—
Secured by farmland	197	—	—	—
Commercial construction	4,340	1,553	—	—
Consumer and other loans	15,106	837	269	—
Total	$1,521,977	$14,625	$33,828	$—

At March 31, 2014, $19.8 million of substandard and special mention loans were also considered impaired as compared to December 31, 2013, when $17.7 million were also impaired.

Index

The activity in the allowance for loan losses for the three months ended March 31, 2014 is summarized below:

	January 1,				March 31,
	2014				2014
	Beginning				Ending
(In thousands)	ALLL	Charge-offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,361	$(20)	$—	$121	$2,462
Home equity lines of credit	181	—	—	(28)	153
Junior lien loan on residence	156	(1)	23	(39)	139
Multifamily property	4,003	—	—	1,627	5,630
Owned-occupied commercial real estate	2,563	(72)	—	(23)	2,468
Investment commercial real estate	5,083	—	2	(406)	4,679
Agricultural production loans	—	—	—	2	2
Commercial and industrial	825	(58)	14	157	938
Secured by farmland	3	—	—	—	3
Commercial construction	120	—	—	(76)	44
Consumer and other loans	78	(2)	3	(10)	69
Total ALLL	$15,373	$(153)	$42	$1,325	$16,587

The activity in the allowance for loan losses for the three months ended March 31, 2013 is summarized below:

	January 1,				March 31,
	2013				2013
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$3,047	$(63)	$12	$344	$3,340
Home equity lines of credit	267	—	—	(7)	260
Junior lien loan on residence	314	(295)	7	37	63
Multifamily property	1,305	—	11	246	1,562
Owner-occupied commercial real estate	2,509	—	19	(100)	2,428
Investment commercial real estate	4,155	—	6	111	4,272
Agricultural production loans	—	—	—	—	—
Commercial and industrial	803	(15)	10	349	1,147
Secured by farmland	3	—	—	—	3
Commercial construction	240	—	1	(127)	114
Consumer and other loans	92	(2)	3	(3)	90
Total ALLL	$12,735	$(375)	$69	$850	$13,279

Troubled Debt Restructurings:

The Corporation has allocated $598 thousand and $913 thousand of specific reserves, on accruing TDR’s, to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014 and December 31, 2013, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the three month period ending March 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Index

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending March 31, 2014:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	1	$193	$193
Investment commercial real estate	1	1,304	1,304
Total	2	$1,497	$1,497

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

There were no loans that were modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the three months ended March 31, 2014.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the three month period ended March 31, 2013:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Owner occupied commercial real estate	1	$406
Commercial and industrial	1	270
Total	2	$676

The defaults that occurred during the three months ended March 31, 2014 and 2013 did not have a significant impact on the allowance for loan losses.

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

Index

4. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $83.7 million and $74.7 million at March 31, 2014 and December 31, 2013, respectively, with a weighted average interest rate of 1.78 percent and 1.80 percent, respectively.

At March 31, 2014 advances totaling $71.7 million with a weighted average rate of 1.57 percent have fixed maturity dates. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $463.3 million at March 31, 2014.

Also at March 31, 2014, the Corporation had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $13.1 million at March 31, 2014.

The final maturity dates of the Federal Home Loan Bank advances and other borrowings are scheduled as follows:

(In thousands)
2014	$—
2015	—
2016	21,897
2017	23,897
2018	34,898
Over 5 years	3,000
Total	$83,692

At March 31, 2014 and December 31, 2013 there were overnight borrowings with the Federal Home Loan Bank of $79.4 million and $54.9 million, respectively.

5. BUSINESS SEGMENTS

The Corporation assesses its results among two operating segments, Banking and Private Wealth Management Division. Management uses certain methodologies to allocate income and expense to the business segments. A funds transfer pricing methodology is used to assign interest income and interest expense. Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

Banking

The Banking segment includes lending and depository products and services, as well as various electronic banking services.

Private Wealth Management Division

Peapack-Gladstone Bank’s Private Wealth Management Division includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.

Index

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014
(In thousands)	Banking	Wealth Management Division	Total
Net interest income	$14,588	$983	$15,571
Noninterest income	1,190	3,805	4,995
Total income	15,778	4,788	20,566

Provision for loan losses	1,325	—	1,325
Salaries and benefits	7,015	1,833	8,848
Premises and equipment expense	2,269	169	2,438
Other noninterest expense	1,853	1,200	3,053
Total noninterest expense	12,462	3,202	15,664
Income before income tax expense	3,316	1,586	4,902
Income tax expense	1,266	605	1,871
Net income	$2,050	$981	$3,031

Total assets for period end	$2,240,297	$11,188	$2,251,485

	Three Months Ended March 31, 2013
(In thousands)	Banking	Wealth Management Division	Total
Net interest income	$11,392	$1,035	$12,427
Noninterest income	2,088	3,516	5,604
Total income	13,480	4,551	18,031

Provision for loan losses	850	—	850
Salaries and benefits	5,790	1,289	7,079
Premises and equipment expense	2,157	147	2,304
Other noninterest expense	1,672	1,238	2,910
Total noninterest expense	10,469	2,674	13,143
Income before income tax expense	3,011	1,877	4,888
Income tax expense	1,229	766	1,995
Net income	$1,782	$1,111	$2,893

Total assets for period end	$1,633,949	$1,383	$1,635,332

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

Loans Held for Sale, at Lower of Cost or Fair Value: The fair value of this category of loans held for sale is determined using the lower of recorded investment or estimated sale price based on investor commitments.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as, the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral dependent impaired loans we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of March 31, 2014, all collateral dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$15,222	$—	$15,222	$—
Mortgage-backed securities-
residential	163,049	—	163,049	—
State and political subdivisions	64,499	—	64,499	—
Single-Issuer Trust Preferred	2,400	—	2,400	—
CRA investment fund	2,900	2,900	—	—
Loans held for sale, at fair value	1,769	—	1,769	—
Total	$249,839	$2,900	$246,939	$—

Index

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$14,770	$—	$14,770	$—
Mortgage-backed securities-
residential	189,080	—	189,080	—
State and political subdivisions	59,343	—	59,343	—
Single-Issuer Trust Preferred	2,370	—	2,370	—
CRA investment fund	2,884	2,884	—	—
Loans held for sale, at fair value	2,001	—	2,001	—
Total	$270,448	$2,884	$267,564	$—

The Corporation has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Corporation’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2014 and December 31, 2013.

Residential loans held for sale, at fair value, totaled $1.8 million and $2.0 million as of March 31, 2014 and December 31, 2013, respectively, and were determined to be Level 2.

The following tables present residential loans held for sale, at fair value for the periods indicated:

	March 31, 2014	December 31, 2013
Residential loans contractual balance	$1,745	$1,975
Fair value adjustment	24	26
Total fair value of residential loans held for sale	$1,769	$2,001

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant observable
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:

Owner occupied commercial real estate	$1,554	$—	$—	$1,554
OREO	880	—	—	880

	December 31,
(In thousands)	2013
Assets:
Impaired loans:
Primary residential mortgage	$85	$—	$—	$85
Owner occupied commercial real estate	1,593	—	—	1,593
OREO	980	—	—	980

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2.0 million, with a valuation allowance of $464 thousand at March 31, 2014. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2.1 million, with a valuation allowance of $471 thousand at December 31, 2013.

At both March 31, 2014 and December 31, 2013, OREO at fair value represents one commercial property. The Corporation recorded a valuation allowance of $100 thousand during the three months ended March 31, 2014 and the Corporation did not record a valuation allowance during the three months ended March 31, 2013

The carrying amounts and estimated fair values of financial instruments at March 31, 2014 are as follows:

		Fair Value Measurements at March 31, 2014 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$101,533	$100,783	$750	$—	$101,533
Securities available for sale	248,070	2,900	245,170	—	248,070
FHLB and FRB stock	12,765	—	—	—	N/A
Loans held for sale, at fair value	1,769	—	1,769	—	1,769
Loans held for sale, at lower of cost or
fair value	51,184	—	51,884	—	51,884
Loans, net of allowance for loan losses	1,746,813	—	—	1,717,161	1,717,161
Accrued interest receivable	4,788	—	757	4,031	4,788
Financial liabilities
Deposits	$1,893,296	$1,676,566	$216,519	$—	$1,893,085
Overnight borrowings	79,400	—	79,400	—	79,400
Federal home loan bank advances	83,692	—	84,433	—	84,433
Accrued interest payable	372	60	312	—	372

Index

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 are as follows:

		Fair Value Measurements at December 31, 2013 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$35,147	$34,397	$750	$—	$35,147
Securities available for sale	268,447	2,884	265,563	—	268,447
FHLB and FRB stock	10,032	—	—	—	N/A
Loans held for sale, at fair value	2,001	—	2,001	—	2,001
Loans, net of allowance for loan losses	1,558,828	—	—	1,528,937	1,528,937
Accrued interest receivable	4,086	—	817	3,269	4,086
Financial liabilities
Deposits	$1,647,250	$1,490,417	$156,078	$—	$1,646,495
Overnight borrowings	54,900	—	54,900	—	54,900
Federal home loan bank advances	74,692	—	75,728	—	75,728
Accrued interest payable	340	49	291	—	340

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

Index

7. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2014	2013
FDIC assessment	$275	$280
Wealth management division
other expense	547	494
Professional and legal fees	451	501
Loan expense	99	197
Provision for ORE losses	100	—
Other operating expenses	1,581	1,438
Total other operating expenses	$3,053	$2,910

8. OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the three months ended March 31, 2014 and 2013:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2013	Reclassifications	Income	2014	2014

Net unrealized holding gain
on securities available for sale,
Net of tax	$23	$646	$(63)	$583	$606
Accumulated other
comprehensive income,
net of tax	$23	$646	$(63)	$583	$606

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2012	Reclassifications	Income	2013	2013

Net unrealized holding gain/(loss)
on securities available for sale,
Net of tax	$4,299	$(408)	$(187)	$(595)	$3,704
Accumulated other
comprehensive income/(loss),
net of tax	$4,299	$(408)	$(187)	$(595)	$3,704

Index

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(In thousands)	2014	2013	Affected Line Item in Statements of Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	98	289	Securities gains, net
Income tax expense	(35)	(102)	Income tax expense
Total reclassifications, net of tax	63	187

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: The following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future interest income and net loans, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Corporation’s Form 10-K for the year ended December 31, 2013 and the following:

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

Index

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

The provision for loan losses is based upon Management’s evaluation of the adequacy of the allowance, including an assessment of probable incurred losses in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions.

Although Management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Corporation’s loans are secured by real estate in the State of New Jersey and New York. Accordingly, the collectability of a substantial portion of the carrying value of the Corporation’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values continue to decline or New Jersey or New York experience continuing adverse economic conditions. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Corporation’s control.

Index

The Corporation accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into ASC 320. All securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Corporation intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Corporation recognized no other-than-temporary impairment charges in the three months ended March 31, 2014 and 2013.

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,		Change
(In thousands, except per share data)	2014	2013	2014 v 2013
Results of Operations:
Interest income	$16,949	$13,432	$3,517
Interest expense	1,378	1,005	373
Net interest income	15,571	12,427	3,144
Provision for loan losses	1,325	850	475
Net interest income after provision
for loan losses	14,246	11,577	2,669
Other income	4,995	5,604	(609)
Other operating expense	14,339	12,293	2,046
Income before income tax expense	4,902	4,888	14
Income tax expense	1,871	1,995	(124)
Net income	$3,031	$2,893	$138

Per Share Data:
Basic earnings per common share	$0.26	$0.33	$(0.07)
Diluted earnings per common share	0.26	0.32	(0.06)

Average common shares outstanding	11,606,933	8,870,559	2,736,374
Diluted average common shares
outstanding	11,710,940	8,917,180	2,793,760

Average equity to
average assets	8.40%	7.54%	11.41%
Return on average assets annualized	0.59	0.71	(16.90)
Return on average equity
annualized	7.01	9.40	(25.43)

Index

	Three Months Ended March 31,		Percent Change
	2014	2013	2014 v 2013
Selected Balance Sheet Ratios:
Total capital to risk-weighted assets	14.34%	13.41%	6.94%
Leverage ratio	8.48	7.37	15.06
Average loans to average deposits	95.74	77.16	24.08
Allowance for loan losses to total
loans	0.94	1.14	(17.54)
Allowance for loan losses to
nonperforming loans	221.96	117.62	88.71
Nonperforming loans to total loans	0.42	0.97	(56.70)
Noninterest bearing deposits to
total deposits	18.54	20.78	(10.78)
Time deposits to total deposits	11.45	11.77	(2.72)

For the first quarter of 2014, the Corporation recorded net income of $3.0 million compared to $2.9 million for the same quarter of 2013. Diluted earnings per common share were $0.26 and $0.32 for the first quarters of 2014 and 2013, respectively. Annualized return on average assets was 0.59 percent and annualized return on average common equity was 7.01 percent for the first quarter of 2014.

Increased earnings for the first quarter of 2014 over the same quarter in 2013 were due to increased net interest income and wealth management fee income offset by lower gains on mortgage loans sold and increased expenses largely due to costs associated with the Strategic Plan.

CONTRACTUAL OBLIGATIONS: For a discussion of our contractual obligations, see the information set forth in the Corporation’s 2013 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s 2013 Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis – Off-Balance Sheet Arrangements” which is incorporated herein by reference.

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

Index

The following table summarizes the Company’s net interest income and related spread and margin for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net interest income	$15,571	$12,427
Interest rate spread	3.10%	3.21%
Net interest margin	3.18	3.28

Index

The following table reflects the components of net interest income for the period indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	March 31, 2014			March 31, 2013
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$207,649	$1,061	2.04%	$248,641	$1,277	2.05%
Tax-exempt (1) (2)	60,217	337	2.24	49,749	325	2.61
Loans held for sale	1,324	10	3.04	16,890	196	4.63
Loans (2) (3):
Mortgages	533,377	4,553	3.41	521,594	4,740	3.63
Commercial mortgages	935,784	9,045	3.87	431,158	4,963	4.60
Commercial	132,549	1,402	4.23	111,493	1,307	4.69
Commercial construction	5,872	67	4.58	9,217	104	4.53
Installment	21,563	228	4.24	20,930	230	4.40
Home equity	46,832	373	3.18	48,038	379	3.16
Other	563	13	8.94	626	15	9.48
Total loans	1,676,540	15,681	3.74	1,143,056	11,738	4.11
Federal funds sold	101	—	0.10	101	—	0.10
Interest-earning deposits	31,652	12	0.15	77,612	48	0.25
Total interest-earning assets	1,977,483	17,101	3.46%	1,536,049	13,584	3.54%
Noninterest-earning assets:
Cash and due from banks	6,395			5,833
Allowance for loan losses	(15,988)			(13,075)
Premises and equipment	30,748			29,808
Other assets	61,009			75,111
Total noninterest-earning assets	82,164			97,677
Total assets	$2,059,647			$1,633,726

LIABILITIES:
Interest-bearing deposits:
Checking	$401,310	$92	0.09%	$350,483	$79	0.09%
Money markets	653,624	333	0.20	552,863	214	0.15
Savings	116,518	15	0.05	110,662	14	0.05
Certificates of deposit-retail	149,458	355	0.95	171,551	485	1.13
Certificates of deposit-brokered	13,711	31	0.90	5,000	15	1.20
Subtotal interest-bearing deposits	1,334,621	826	0.25	1,190,559	807	0.27
Interest-bearing demand-brokered	75,356	43	0.23	—	—	—
Total interest-bearing deposits	1,409,977	869	0.25	1,190,559	807	0.27
Borrowings	115,585	390	1.35	12,139	92	3.03
Capital lease obligation	9,947	119	4.79	8,936	106	4.74
Total interest-bearing liabilities	1,535,509	1,378	0.36	1,211,634	1,005	0.33
Noninterest-bearing liabilities:
Demand deposits	341,196			290,835
Accrued expenses and
other liabilities	9,999			8,107
Total noninterest-bearing
liabilities	351,195			298,942
Shareholders’ equity	172,943			123,150
Total liabilities and
shareholders’ equity	$2,059,647			$1,633,726
Net interest income
(tax-equivalent basis)		15,723			12,579
Net interest spread			3.10%			3.21%
Net interest margin (4)			3.18%			3.28%
Tax equivalent adjustment		(152)			(152)
Net interest income		$15,571			$12,427

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

			Compared With
	Quarter Ended March 31, 2014		March 2013
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(116)	$(88)	$(204)
Loans	5,277	(1,334)	3,943
Loans held for sale	(119)	(67)	(186)
Federal funds sold	—	—	—
Interest-earning deposits	(22)	(14)	(36)
Total interest income	$5,020	$(1,503)	$3,517
LIABILITIES:
Checking	$61	$(6)	$55
Money market	45	75	120
Savings	1	—	1
Certificates of deposit	(35)	(79)	(114)
Borrowed funds	351	(53)	298
Capital lease obligation	12	1	13
Total interest expense	$435	$(62)	$373
Net interest income	$4,585	$(1,441)	$3,144

For the first quarter of 2014, the Corporation recorded net interest income, on a fully tax-equivalent basis, of $15.7 million, an increase of $3.1 million or 25.0 percent, compared to the same period of 2013. The net interest margin was 3.18 percent and 3.28 percent, for the first quarters of 2014 and 2013, respectively. Net interest income for the first quarter of 2014 increased due to significant loan growth in the last half of 2013 and first quarter 2014, particularly in commercial and multifamily mortgages. The increase was tempered by lower interest rates on investments and loans.

On a fully tax-equivalent basis, interest income on earning assets totaled $17.1 million and $13.6 million for the first quarters of 2014 and 2013, respectively, reflecting an increase of $3.5 million or 25.9 percent from the first quarter in 2013. For the first quarter of 2014, average earning assets totaled $1.98 billion, an increase of $441.4 million or 28.7 percent over the $1.54 billion over the same quarter of 2013. The commercial mortgage portfolio more than doubled from the first quarter of 2013, averaging $935.8 million for the first quarter of 2014. The increase was attributable to the addition of seasoned banking professionals over the course of 2013; a more concerted focus on the client service aspect of the lending process; more of a focus on New Jersey markets; and a focus on New York City multifamily markets beginning in mid-2013. The increase was also due to demand from high quality borrowers looking to refinance multifamily and other commercial mortgages held by other institutions.

The average rates earned on earning assets was 3.46 percent for the three months ended March 31, 2014, compared to 3.54 percent for the same period in 2013, a decrease of eight basis points. The decline in the average rates on earning assets was due to continued decreases to already very low market rates for all asset types.

For the first quarter of 2014, total deposits averaged $1.75 billion, increasing $269.8 million or 18.2 percent from the average balance for the same period of 2013. Growth in customer deposits (non-brokered deposits) has come from the addition of seasoned banking professionals over the course of 2013, including relationship bankers and private bankers; an intense focus on providing high touch client service; and a new full array of treasury management products that support core deposit growth.  Brokered certificates of deposit have been used in the Company’s interim funding and interest rate risk management practices. Brokered interest bearing demand deposits have also been utilized as interim funding vehicles in place of wholesale overnight borrowings as a more cost effective alternative. The Company does ensure ample available collateralized liquidity as a backup to these short term brokered deposits.   Average rates paid on interest-bearing deposits were 25 basis points and 27 basis points for the first quarters of 2014 and 2013, respectively.

Index

Overnight borrowings from the Federal Home Loan Bank of New York averaged $34.5 million for the three months ended March 31, 2014 compared to zero for the same quarter of 2013. For the first quarters of 2014 and 2013, other borrowings totaled $81.1 million and $12.1 million, respectively, increasing $69.0 million when compared to the same period of 2013. The Company has utilized medium/longer term Federal Home Loan Bank advances in its’ interest rate risk management.

OTHER INCOME: The following table presents the major components of other income:

	Quarters Ended March 31,		Change
(In thousands)	2014	2013	2014 v 2013
Service charges and fees	$694	$676	$18
Gain on sale of loans (mortgage banking)	112	470	(358)
Gain on sale of classified loans	—	522	(522)
Bank owned life insurance	266	272	(6)
Securities gains	98	289	(191)
Other income	71	7	64
Total other income	$1,241	$2,236	$(995)

The March 2014 quarter included $112 thousand of income from the sale of newly originated residential mortgage loans, down from $470 thousand in the same 2013 quarter. The rise in mortgage rates in the middle of 2013 caused a decrease in residential mortgage loan originations and resultant mortgage banking income. Reduced levels of mortgage banking income was expected and planned for, and reduced levels of mortgage banking income are expected to be ongoing. The gain on the sale of classified loans of $522 thousand for 2013 was due to the sale of classified loans held for sale as of December 31, 2012. Securities gains were $98 thousand for the March 2014 quarter compared to $289 thousand for the March 2013 quarter. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the short duration of the securities portfolio, sales have been employed less often in recent periods.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	Quarters Ended March 31,		Change
(In thousands)	2014	2013	2014 v 2013
Salaries and employee benefits	$8,848	$7,079	$1,769
Premises and equipment	2,438	2,304	134
Other Operating Expenses:
FDIC assessment	275	280	(5)
Wealth management division
other expense	547	494	53
Professional and legal fees	451	501	(50)
Loan expense	99	198	(99)
Telephone	228	172	56
Advertising	68	105	(37)
Postage	102	105	(3)
Provision for ORE losses	100	—	100
Other operating expenses	1,183	1,055	128
Total operating expenses	$14,339	$12,293	$2,046

Index

The Corporation recorded operating expenses of $14.3 million and $12.3 million, for the first quarters of 2014 and 2013, respectively, an increase of $2.0 million or 16.6 percent. Salary and benefit expense was $8.8 million for the first quarter of 2014, compared to $7.1 million in the same quarter of 2013, an increase of $1.8 million or 25.0 percent. The increase is largely due to strategic hiring in line with the Company’s Strategic Plan, as well as normal salary increases and increased bonus/incentive accruals. Premises and equipment expense increased $134 thousand in the first quarter of 2014 when compared to the same quarter in 2013 due to increased occupancy costs associated with the new Princeton and Teaneck Private Banking offices. Loan expense for the first quarters of 2014 and 2013 were $99 thousand and $198 thousand, respectively, a decrease of $99 thousand, and is attributed to a decline in problem loan expense.

The Corporation strives to operate in an efficient manner and control costs; however, given its plans to grow its core businesses, it expects higher operating expenses in 2014 compared to prior periods. The Corporation anticipates that revenue and related profitability associated with these plans will begin to improve after lagging expenses by several quarters.

PRIVATE WEALTH MANAGEMENT DIVISION: This division has served in the roles of executor and trustee while providing investment management, custodial, tax, retirement and financial services to its growing client base. Officers from the Private Wealth Management Division are available to provide trust and investment services at the Bank’s corporate headquarters in Bedminster, at private banking locations in Bedminster, Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiary, PGB Trust & Investments of Delaware in Greenville, Delaware.

The following table presents certain key aspects of the Private Wealth Management Division performance for the quarters ended March 31, 2014 and 2013.

	Quarters Ended March 31,		Change
(In thousands)	2014	2013	2014 v 2013

Total fee income	$3,754	$3,368	$386

Salaries and benefits (included in
Operating Expenses section above)	1,833	1,289	544

Other operating expense (included in
Operating Expenses section above)	1,369	1,385	(16)

Assets under administration
(market value)	$2,745,955	$2,544,465	$201,490

The market value of assets under administration for the Private Wealth Management Division was approximately $2.75 billion at March 31, 2014 compared to $2.54 billion at March 31, 2013, reflecting an increase of 7.9 percent.

The Private Wealth Management Division generated fee income of $3.8 million for the first quarter of 2014 compared to $3.4 million for the same quarter of 2013, an increase of $386 thousand or 11.5 percent. The increase reflects increased relationships, a greater mix of higher margin business and an improvement in the market value of assets under management.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Private Wealth Management Division, operating expenses relative to the Private Wealth Management Division totaled $3.2 million and $2.7 million for the first quarters of 2014 and 2013, respectively, an increase of $528 thousand or 19.7 percent. For the first quarter of 2014, salaries and benefits expense increased $544 thousand, or 42.2 percent when compared to the same period in 2013, due principally to strategic hiring in line with the Company’s strategic plan. During the same time periods, other operating expenses decreased $16 thousand, or 1.2 percent.

Index

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NONPERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets. These assets totaled $9.5 million and $8.6 million at March 31, 2014 and December 31, 2013, respectively.

The following table sets forth asset quality data on the dates indicated (in thousands):

	As of
	March 31,	Dec 31,	Sept 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	7,473	6,630	6,891	8,075	11,290
Other real estate owned	2,062	1,941	2,759	3,347	4,141
Total nonperforming assets	$9,535	$8,571	$9,650	$11,422	$15,431

Accruing TDR’s	$12,340	$11,114	$6,133	$6,131	$5,986

Loans past due 30 through 89
days and still accruing (B)	$5,027	$2,953	$2,039	$1,544	$1,791

Classified loans (A)	$35,075	$33,827	$32,430	$32,123	$35,945

Impaired loans (A)	$19,814	$17,744	$16,794	$17,977	$21,046

Nonperforming loans as a % of
total loans	0.42%	0.42%	0.49%	0.64%	0.97%
Nonperforming assets as a % of
total assets	0.42%	0.44%	0.54%	0.68%	0.94%
Nonperforming assets as a % of
total loans plus other real
estate owned	0.54%	0.54%	0.69%	0.91%	1.32%

(A)	Classified loans include substandard impaired loans.
(B)	From December 31, 2013 to March 31, 2014, the Company had an increase of $2.074 million in loans that are 30-89 days past due. This is due to one commercial real estate loan in the amount of $2.019 million. The borrower has informed the Company that the property is under contract for sale and that repayment would be made in full upon sale.

We do not hold and have not made or invested in subprime loans or “Alt-A” type mortgages.

Index

PROVISION FOR LOAN LOSSES: The provision for loan losses was $1.3 million for the first quarter of 2014 and $850 thousand for the same quarter of 2013. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $1.3 million in the first quarter of 2014 was primarily related to the changes in the specific reserves on impaired loans, and for loan growth experienced by the Corporation.

The overall allowance for loan losses was $16.6 million as of March 31, 2014 compared to $15.4 million at December 31, 2013. As a percentage of loans, the allowance for loan losses was 0.94 percent as of March 31, 2014 and 0.98 percent as of December 31, 2013. The specific reserves on impaired loans have decreased to $1.3 million at March 31, 2014 compared to $1.7 million as of December 31, 2013. Total impaired loans were $19.8 million and $17.7 million as of March 31, 2014 and December 31, 2013, respectively. The general component of the allowance increased from $13.7 million at December 31, 2013 to $15.2 million at March 31, 2014. As a percentage of non-impaired loans, the general reserve remained relatively stable and was 0.87 percent and 0.88 percent at March 31, 2014 and December 31, 2013, respectively. Although the Corporation has experienced loan growth, there has been a shift in the loan portfolio to less risky loans, such as commercial mortgage loans secured by multifamily properties, from the riskier construction and commercial loans that carried higher general reserves.

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	March 31,	Dec 31,	Sept 30,	June 30,	March 31,
(In thousands)	2014	2013	2013	2013	2013
Allowance for loan losses:
Beginning of period	$15,373	$14,056	$13,438	$13,279	$12,735
Provision for loan losses	1,325	1,325	750	500	850
Charge-offs, net	(111)	(8)	(132)	(341)	(306)
End of period	$16,587	$15,373	$14,056	$13,438	$13,279

Allowance for loan losses as
a % of total loans	0.94%	0.98%	1.01%	1.07%	1.14%
Allowance for loan losses as
a % of nonperforming loans	221.96%	231.87%	203.98%	166.41%	117.62%

INCOME TAXES: For the first quarters of 2014 and 2013, income tax expense as a percentage of pre-tax income was 38 percent and 41 percent, respectively.

CAPITAL RESOURCES: The Corporation’s total shareholders’ equity at March 31, 2014 was $175.9 million as compared to $170.7 million at December 31, 2013.

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

In addition, the Corporation, through the Bank, is subject to various regulatory capital requirements administered by the Federal banking regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation and the Bank’s consolidated financial statements.

Index

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 Capital to average assets. For the first quarter of 2014, the Bank’s capital ratios met or exceeded the minimum to be categorized as well capitalized under the regulatory framework for prompt corrective action. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles. The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At March 31, 2014, the Bank’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 12.65 percent and 13.90 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively. The Federal Reserve Board (“FRB”) has also established minimum leverage ratio guidelines. At March 31, 2014, the Bank’s leverage ratio was 8.19 percent, in excess of the well-capitalized standard of 5.0 percent.

As previously announced, on April 17, 2014, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 15, 2014 to shareholders of record on May 1, 2014. In addition, the Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the Plan, allows shareholders of the Corporation to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $50,000 per quarter to purchase additional shares of common stock. The Plan is a continuing source of future capital and provided an additional $1.7 million in capital in the first quarter of 2014.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks. The rules included a new common equity Tier 1 capital to risk-weighted assets ratio of 4.50 percent and a common equity Tier 1 capital conservation buffer of 2.50 percent of risk weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.00 percent to 6.00 percent and require a minimum leverage ratio of 4.00 percent. The final rules also implement strict eligibility criteria for regulatory capital instruments. The phase-in period for the final rules will begin for the Corporation on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management expects that the Bank’s capital levels will meet or exceed the levels required to be considered well–capitalized under the new capital requirements.

Management believes the Corporation’s capital position and capital ratios are adequate.

LIQUIDITY: : Liquidity refers to an institution’s ability to meet short-term requirements including loan fundings, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Corporation’s liquidity risk management is intended to ensure the Corporation has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, temporary investments, brokered deposits, securities available for sale, deposit inflows, loan repayments and secured borrowings.

Management actively monitors and manages the Corporation’s liquidity position and feels it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $101.5 million at March 31, 2014. In addition, the Corporation has $248.1 million in securities designated as available for sale at March 31, 2014, of which $197.1 million is unencumbered. These securities can be sold in response to liquidity concerns. In addition, the Corporation generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

Index

Another source of liquidity is borrowing capacity. At March 31, 2014, unused borrowing capacity totaled $512.2 million from the FHLB and $29.0 million from correspondent banks.

Asset growth in the first quarter of 2014 was funded by a diversified source of funding alternatives, including customer deposits, brokered CDs, investment securities cash flows and FHLB advances. Short-term funding, which includes overnight wholesale borrowings and short-term brokered interest-bearing demand deposit balances, provided additional funding in the first quarter of 2014. Brokered interest-bearing demand deposits have been utilized in place of wholesale overnight borrowings as a more cost effective alternative. The Company does ensure ample available collateralized liquidity as a backup to these short term brokered deposits.

Excess cash on hand held as of March 31, 2014 was used to pay down $60.0 million of overnight borrowings on April 1, 2014. Medium, longer-term brokered CDs were added in mid-April 2014 with proceeds used to further reduce overnight borrowings. Finally, the sale of the $49.8 million of one-to-four family residential mortgage loans held for sale as of March 31, 2014 was closed on April 24, 2014 with the proceeds used to reduce short-term funding.

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

ALCO is generally authorized to manage interest rate risk through management of capital and management of cash flows and duration of assets and liabilities, including sales and purchases of assets, as well as additions of wholesale borrowings, brokered deposits, and other sources of medium/longer term funding. ALCO has also recently been authorized to engage in interest rate swaps as a means of extending the duration of shorter term liabilities.

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
44

Index
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

As noted above, ALCO uses simulation modeling to analyze the Corporation’s net interest income sensitivity, as well as the Corporation’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which Management believes to be reasonable as of March 31, 2014. The model assumes changes in interest rates without any proactive change in the balance sheet by Management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2014.

In an immediate and sustained 200 basis point increase in market rates at March 31, 2014, net interest income for year one would decline approximately eight percent and two percent for year two, compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at March 31, 2014, net interest income would decline approximately four percent in year one and six percent for year two, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Corporation’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at March 31, 2014.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)

+200	$194,429	$(46,322)	(19.24)%	9.38%	(149.5)
+100	221,837	(18,914)	(7.86)	10.35	(53.2)
Flat interest rates	240,751	—	—	10.88	—
-100	253,870	13,118	5.45	11.18	30.3

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Index

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2014).

ITEM 4. Controls and Procedures

The Corporation’s Management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2014 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

