Form 10-Q
period 2014-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2014-08-08
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2014

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

Number of shares of Common Stock outstanding as of August 1, 2014:

12,156,766

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1A	Risk Factors	Page 55
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 55
Item 6	Exhibits	Page 56
2

Index

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands)

	(unaudited)	(audited)
	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$5,757	$6,534
Federal funds sold	101	101
Interest-earning deposits	209,768	28,512
Total cash and cash equivalents	215,626	35,147

Securities available for sale	225,270	268,447
FHLB and FRB stock, at cost	9,946	10,032

Loans held for sale, at fair value	2,650	2,001
Loans held for sale, at lower of cost or fair value	—	—

Loans	1,874,940	1,574,201
Less: Allowance for loan losses	17,204	15,373
Net loans	1,857,736	1,558,828

Premises and equipment	31,095	28,990
Other real estate owned	1,036	1,941
Accrued interest receivable	4,858	4,086
Bank owned life insurance	32,258	31,882
Deferred tax assets, net	9,433	9,762
Other assets	11,063	15,832
TOTAL ASSETS	$2,400,971	$1,966,948
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$410,609	$356,119
Interest-bearing deposits:
Interest-bearing deposits checking	474,945	378,340
Savings	116,172	115,785
Money market accounts	673,375	630,173
Certificates of deposit $100,000 and over	64,962	61,128
Certificates of deposit less than $100,000	92,105	90,705
Subtotal deposits	1,832,168	1,632,250
Interest-bearing demand – Brokered	138,000	10,000
Certificates of deposit - Brokered	145,000	5,000
Total deposits	2,115,168	1,647,250
Overnight borrowings with Federal Home Loan Bank	—	54,900
Federal Home Loan Bank advances	83,692	74,692
Capital lease obligation	9,836	8,754
Accrued expenses and other liabilities	9,942	10,695
TOTAL LIABILITIES	2,218,638	1,796,291
SHAREHOLDERS’ EQUITY
Common stock (no par value; stated value $0.83 per share; authorized 21,000,000 shares; issued shares, 12,562,328 at June 30, 2014 and 12,196,695 at December 31, 2013; outstanding shares, 12,154,150 at June 30, 2014
and 11,788,517 at December 31, 2013	10,453	10,148
Surplus	145,040	140,699
Treasury stock at cost, 408,178 shares at June 30, 2014 and
December 31, 2013	(8,988)	(8,988)
Retained earnings	34,398	28,775
Accumulated other comprehensive income, net of income tax	1,430	23
TOTAL SHAREHOLDERS’ EQUITY	182,333	170,657
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$2,400,971	$1,966,948

See accompanying notes to consolidated financial statements

Index

. PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fee on loans	$17,428	$12,064	$33,090	$23,778
Interest on securities available for sale:
Taxable	977	1,085	2,038	2,362
Tax-exempt	189	195	393	392
Interest on loans held for sale	15	50	25	246
Interest-earning deposits	21	66	33	114
Total interest income	18,630	13,460	35,579	26,892
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	574	328	1,057	635
Interest on certificates of deposit over $100,000	165	212	317	427
Interest on other time deposits	468	274	702	559
Interest on borrowed funds	382	92	772	184
Interest on capital lease obligation	118	106	237	212
Total interest expense	1,707	1,012	3,085	2,017
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	16,923	12,448	32,494	24,875
Provision for loan losses	1,150	500	2,475	1,350
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	15,773	11,948	30,019	23,525
OTHER INCOME
Wealth management fee income	4,005	3,628	7,759	6,996
Service charges and fees	708	688	1,402	1,364
Bank owned life insurance	276	276	542	548
Gain on loans held for sale at fair value (Mortgage banking)	112	391	224	861
Gain on loans held for sale at lower of cost or
fair value	176	—	176	522
Other income	117	15	188	22
Securities gains, net	79	238	177	527
Total other income	5,473	5,236	10,468	10,840
OPERATING EXPENSES
Salaries and employee benefits	9,089	7,935	17,937	15,014
Premises and equipment	2,334	2,338	4,772	4,642
Other operating expense	3,507	3,806	6,560	6,716
Total operating expenses	14,930	14,079	29,269	26,372
INCOME BEFORE INCOME TAX EXPENSE	6,316	3,105	11,218	7,993
Income tax expense	2,533	1,096	4,404	3,091
NET INCOME	$3,783	$2,009	$6,814	$4,902

EARNINGS PER COMMON SHARE
Basic	$0.32	$0.23	$0.58	$0.55
Diluted	$0.32	$0.22	$0.58	$0.55
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	11,721,256	8,909,170	11,664,410	8,889,971
Diluted	11,846,075	8,955,384	11,814,806	8,942,267

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income
Other comprehensive income/(loss):	$3,783	$2,009	$6,814	$4,902
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising
during the period	1,367	(4,414)	2,449	(5,132)
Less: Reclassification adjustment for net gains
included in net income	79	238	177	527
	1,288	(4,652)	2,272	(5,659)
Tax effect	(464)	1,900	(865)	2,312

Total other comprehensive income/(loss)	824	(2,752)	1,407	(3,347)

Total comprehensive income/(loss)	$4,607	$(743)	$8,221	$1,555

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Six Months Ended June 30, 2014

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Income	Total

Balance at January 1, 2014
11,788,517 common shares
outstanding	$10,148	$140,699	$(8,988)	$28,775	$23	$170,657
Net income				6,814		6,814
Net change in accumulated
other comprehensive
income/(loss)					1,407	1,407
Issuance of restricted stock
149,079 shares	124	(124)				—
Amortization of restricted stock		721				721
Cash dividends declared on
common stock
($0.10 per share)				(1,191)		(1,191)
Common stock option expense		106				106
Common stock options
exercised and related tax
benefits, 8,042 shares	8	84				92
Sales of shares (Dividend
Reinvestment Program),
204,731 shares	170	3,487				3,657
Issuance of shares for
Profit Sharing Plan
3,781 shares	3	67				70
Balance at June 30, 2014
12,154,150 common shares
outstanding	$10,453	$145,040	$(8,988)	$34,398	$1,430	$182,333

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$6,814	$4,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,448	1,459
Amortization of premium and accretion of discount on securities, net	720	999
Amortization of restricted stock	721	197
Provision of loan losses	2,475	1,350
Provision for OREO losses	400	930
Provision for deferred taxes	(536)	3,182
Stock-based compensation	106	169
Gains on securities, available for sale	(177)	(527)
Loans originated for sale at fair value	(17,004)	(56,737)
Proceeds from sales of loans at fair value	16,579	73,646
Gains on loans held for sale at fair value	(224)	(861)
Net gains on loans held for sale at lower of cost or fair value	(176)	(522)
Gains on sale of other real estate owned	(108)	(24)
(Gains)/loss on disposal of fixed assets	(9)	49
Increase in cash surrender value of life insurance, net	(376)	(402)
Increase in accrued interest receivable	(772)	(108)
Decrease in other assets	4,769	3,678
(Decrease)/Increase in accrued expenses, capital lease obligations
and other liabilities	(903)	672
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,747	32,052
INVESTING ACTIVITIES:
Maturities of securities available for sale	52,411	39,332
Call of securities available for sale	—	18,115
Sales of securities available for sale	25,167	26,348
Purchase of securities available for sale, including FHLB and FRB stock	(32,586)	(53,126)
Proceeds from sales of loans held for sale at lower of cost or fair value	68,031	14,271
Net increase in loans	(369,607)	(136,967)
Sales of other real estate owned	982	1,692
Purchase of premises and equipment	(2,326)	(499)
Disposal of premises and equipment	14	—
NET CASH USED IN INVESTING ACTIVITIES	(257,914)	(90,834)
FINANCING ACTIVITIES:
Net increase in deposits	467,918	6,499
Net decrease in overnight borrowings	(54,900)	—
Proceeds from Federal Home Loan Bank advances	9,000	—
Repayments of Federal Home Loan Bank advances	—	(218)
Cash dividends paid on common stock	(1,191)	(897)
Exercise of Stock Options	92	3
Sales of shares (DRIP Program)	3,657	1,029
Purchase of shares for Profit Sharing Plan	70	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	424,646	6,416
Net increase/(decrease) in cash and cash equivalents	180,479	(52,366)
Cash and cash equivalents at beginning of period	35,147	119,228
Cash and cash equivalents at end of period	$215,626	$66,862

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2013 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of June 30, 2014 and the results of operations for the three and six months ended June 30, 2014 and 2013, comprehensive income for the three and six months ended, equity statement for the six months ended and cash flows for the six months ended June 30, 2014 and 2013.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Corporation over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Multifamily Loans. The Bank provides mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) in New Jersey, Pennsylvania and New York. Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expense, maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Certain markets, such as New York City, are rent regulated, and as such, feature rents that are considered to be below market rates. Generally, rent regulated properties are characterized by relatively stable occupancy levels and longer term tenants. As a loan asset class for banks in the New York metropolitan area, multifamily loans have experienced much lower historical loss rates compared to other types of commercial lending.

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

For the three months ended June 30, 2014 and 2013, the Corporation recorded total compensation cost for stock options of $54 thousand and $84 thousand respectively, with a recognized tax benefit of $5 thousand and $15 thousand for the quarters ended June 30, 2014 and 2013, respectively. The Corporation recorded total compensation cost for stock options for the six months ended June 30, 2014 and 2013, of $106 thousand and $169 thousand, respectively, with a recognized tax benefit of $10 thousand for the six months ended June 30, 2014 and $30 thousand for the six months ended June 30, 2013. There was approximately $479 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at June 30, 2014. That cost is expected to be recognized over a weighted average period of 1.14 years.

For the Corporation’s stock option plans, changes in options outstanding during the six months ended June 30, 2014 were as follows:

			Weighted
		Weighted	Average		Aggregate
		Average	Remaining		Intrinsic
	Number of	Exercise	Contractual		Value
	Options	Price	Term		(In thousands)
Balance, January 1, 2014	652,179	$21.30
Granted during 2014	8,700	18.83
Exercised during 2014	(9,283)	12.70
Expired during 2014	(266,989)	27.48
Forfeited during 2014	(10,276)	13.16
Balance, June 30, 2014	374,331	$17.26	5.86	years	$511
Vested and expected to vest (1)	342,650	$17.62	5.86	years	$635
Exercisable at June 30, 2014	256,995	$18.88	4.92	years	$70

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the second quarter of 2014 and the exercise price, multiplied by the number of in-the-money options). The Corporation’s closing stock price on June 30, 2014 was $21.21.

Index

For the second quarter of 2014, the per share weighted-average fair value of stock options granted was $7.50 compared to $5.50 for the same quarter of 2013 using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Dividend Yield	1.05%	1.16%	1.02%	1.31%
Expected volatility	40%	39%	40%	39%
Expected life	7 years	7 years	7 years	7 years
Risk-free interest rate	2.26%	1.19%	2.18%	1.11%

The Corporation also awards restricted stock to certain executives and certain key employees. In the second quarter of 2014, the Corporation issued 11,467 restricted stock awards, at a fair value equal to the market price of the Corporation’s common stock at the date of grant. The awards may vest fully during a period of up to three years after the date of award. In addition, awards granted in 2013 and prior years, vest in varying terms between three and five years. In December 2013, the Corporation granted restricted stock awards to the CEO, CFO and COO, of which 50 percent vest in five years. The vesting of the other 50 percent is dependent on the Corporation meeting certain performance criteria. At December 31, 2013 and June 30, 2014, the Corporation believes that these targets would be met within the prescribed period so 100 percent of these awards are being expensed over a five-year period from the date of grant. For the three months ended June 30, 2014 and 2013, the Corporation recorded total compensation cost for restricted shares of $440 thousand and $114 thousand, respectively. For the six months ended June 30, 2014 and 2013, the corporation recorded total compensation cost for restricted stock awards of $721 thousand and $197 thousand respectively. As of June 30, 2014, there was approximately $5.2 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the Corporation’s stock incentive plans, which is expected to be recognized over a weighted average period of 4.2 years.

Changes in non-vested, restricted common shares for 2014 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2014	253,540	$15.95
Granted during 2014	149,079	19.45
Vested during 2014	(36,755)	18.94
Balance, June 30, 2014	365,864	$17.07

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

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data	2014	2013	2014	2013

Net income to common shareholders	$3,783	$2,009	$6,814	$4,902

Basic weighted-average common shares outstanding	11,721,256	8,909,170	11,664,410	8,889,971
Plus: common stock equivalents	124,819	46,214	150,396	52,296
Diluted weighted-average common shares outstanding	11,846,075	8,955,384	11,814,806	8,942,267
Net income per common share
Basic	$0.32	$0.23	$0.58	$0.55
Diluted	0.32	0.22	0.58	0.55

Stock options totaling 132,140 and 490,942 shares were not included in the computation of diluted earnings per share in the second quarters of 2014 and 2013, respectively, because they were considered antidilutive. Stock options 151,674 and 595,018 shares were not included in the computation of diluted earnings per share in the six months ended June 30, 2014 and 2013, respectively, because they were considered antidilutive.

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

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of June 30, 2014 and December 31, 2013 follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$15,989	$—	$(434)	$15,555
Mortgage-backed securities – residential	151,072	2,966	(395)	153,643
State and political subdivisions	49,899	685	(1)	50,583
Single-issuer trust preferred security	2,999	—	(449)	2,550
CRA investment	3,000	—	(61)	2,939
Total	$222,959	$3,651	$(1,340)	$225,270

Index

	December 31, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$15,986	$—	$(1,216)	$14,770
Mortgage-backed securities – residential	187,574	2,651	(1,145)	189,080
State and political subdivisions	58,849	565	(71)	59,343
Single-issuer trust preferred security	2,999	—	(629)	2,370
CRA investment	3,000	—	(116)	2,884
Total	$268,408	$3,216	$(3,177)	$268,447

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$—	$—	$15,555	$(434)	$15,555	$(434)
Mortgage-backed
securities-residential	8,678	(18)	26,856	(377)	35,534	(395)
State and political
subdivisions	513	(1)	—	—	513	(1)
Single-issuer trust
Preferred security	—	—	2,550	(449)	2,550	(449)
CRA investment fund	—	—	2,939	(61)	2,939	(61)
Total	$9,191	$(19)	$47,900	$(1,321)	$57,091	$(1,340)

	December 31, 2013
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$14,770	$(1,216)	$—	$—	$14,770	$(1,216)
Mortgage-backed
securities-residential	71,154	(1,142)	84	(3)	71,238	(1,145)
State and political
subdivisions	5,589	(71)	—	—	5,589	(71)
Single-issuer trust
Preferred security	—	—	2,370	(629)	2,370	(629)
CRA investment fund	2,884	(116)	—	—	2,884	(116)
Total	$94,397	$(2,545)	$2,454	$(632)	$96,851	$(3,177)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of June 30, 2014, the Corporation does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in unrealized loss position were determined to be other-than-temporarily impaired.

At June 30, 2014, the unrealized loss on the single-issuer trust preferred security of $449 thousand is related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at June 30, 2014.

Index

3. LOANS

Loans outstanding, by general ledger classification, as of June 30, 2014 and December 31, 2013, consisted of the following:

		% of		% of
	June 30,	Totals	December 31,	Total
(In thousands)	2014	Loans	2013	Loans
Residential mortgage	$469,648	25.05%	$532,911	33.85%
Commercial mortgage	1,166,747	62.23	831,997	52.85
Commercial loans	158,103	8.43	131,795	8.37
Construction loans	6,033	0.32	5,893	0.38
Home equity lines of credit	48,740	2.60	47,905	3.04
Consumer loans, including fixed
rate home equity loans	23,414	1.25	21,852	1.39
Other loans	2,255	0.12	1,848	0.12
Total loans	$1,874,940	100.00%	$1,574,201	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of June 30, 2014 and December 31, 2013:

		% of		% of
	June 30,	Totals	December 31,	Total
(In thousands)	2014	Loans	2013	Loans
Primary residential mortgage	$483,117	25.81%	$546,827	34.82%
Home equity lines of credit	48,666	2.60	47,905	3.05
Junior lien loan on residence	13,579	0.73	13,114	0.84
Multifamily property	845,310	45.17	541,503	34.48
Owned-occupied commercial real estate	81,390	4.35	79,735	5.08
Investment commercial real estate	297,190	15.88	267,406	17.03
Commercial and industrial	77,459	4.14	51,638	3.29
Secured by farmland	193	0.01	197	.01
Agricultural production loans	175	0.01	—	N/A
Commercial construction loans	4,734	0.25	5,893	0.37
Consumer and other loans	19,615	1.05	16,212	1.03
Total loans	$1,871,428	100.00%	$1,570,430	100.00%
Net deferred fees	3,512		3,771
Total loans including net deferred costs	$1,874,940		$1,574,201

Included in the totals above for June 30, 2014 are $113 thousand of unamortized discount as compared to $396 thousand of unamortized discount for December 31, 2013.

Index

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential
mortgage	$4,980	$263	$478,137	$2,739	$483,117	$3,002
Home equity lines
of credit	110	—	48,556	176	48,666	176
Junior lien loan
on residence	212	—	13,367	148	13,579	148
Multifamily
property	—	—	845,310	6,288	845,310	6,288
Owner-occupied
commercial
real estate	1,286	—	80,104	1,839	81,390	1,839
Investment
commercial
real estate	12,823	474	284,367	4,123	297,190	4,597
Commercial and
industrial	387	287	77,072	754	77,459	1,041
Secured by
farmland	—	—	193	2	193	2
Agricultural
production	—	—	175	2	175	2
Commercial
construction	—	—	4,734	33	4,734	33
Consumer and
other	15	15	19,600	61	19,615	76
Total ALLL	$19,813	$1,039	$1,851,615	$16,165	$1,871,428	$17,204

	December 31, 2013
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$3,691	$126	$543,136	$2,235	$546,827	$2,361
Home equity lines
of credit	111	—	47,794	181	47,905	181
Junior lien loan
on residence	260	—	12,854	156	13,114	156
Multifamily
property	—	—	541,503	4,003	541,503	4,003
Owner-occupied
commercial
real estate	3,250	464	76,485	2,099	79,735	2,563
Investment
commercial
real estate	9,949	741	257,457	4,342	267,406	5,083
Commercial and
industrial	470	309	51,168	516	51,638	825
Secured by
farmland	—	—	197	3	197	3
Agricultural
production	—	—	—	—	—	—
Commercial
construction	—	—	5,893	120	5,893	120
Consumer and
other	13	13	16,199	65	16,212	78
Total ALLL	$17,744	$1,653	$1,552,686	$13,720	$1,570,430	$15,373

Index

Impaired loans include nonaccrual loans of $6.5 million at June 30, 2014 and $6.6 million at December 31, 2013. Impaired loans also include performing troubled debt restructured loans of $12.7 million at June 30, 2014 and $11.1 million at December 31, 2013. At June 30, 2014, the allowance allocated to troubled debt restructured loans totaled $889 thousand of which $259 thousand was allocated to nonaccrual loans. At December 31, 2013, the allowance allocated to troubled debt restructured loans totaled $1.6 million of which $720 thousand was allocated to nonaccrual loans. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of June 30, 2014. The Corporation has not committed to lend additional amounts as of June 30, 2014 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$4,076	$3,340	$—	$3,141	$47
Owned-occupied commercial real estate	1,389	1,286	—	3,455	63
Investment commercial real estate	6,578	6,578	—	5,008	63
Commercial and industrial	99	99	—	129	7
Home equity lines of credit	111	110	—	111	3
Junior lien loan on residence	331	212	—	246	5
Total loans with no related allowance	$12,584	$11,625	$—	$12,090	$188
With related allowance recorded:
Primary residential mortgage	$1,728	$1,640	$263	$1,016	$14
Owned-occupied commercial real estate	—	—	—	—	—
Investment commercial real estate	6,245	6,245	474	5,612	68
Commercial and industrial	310	288	287	303	5
Consumer and other	16	15	15	15	2
Total loans with related allowance	$8,299	$8,188	$1,039	$6,946	$89
Total loans individually evaluated for
impairment	$20,883	$19,813	$1,039	$19,036	$277

	December 31, 2013
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$3,777	$2,984	$—	$4,813	$55
Owned-occupied commercial real estate	1,346	1,193	—	1,893	36
Investment commercial real estate	5,000	5,000	—	314	4
Commercial and industrial	176	161	—	121	4
Home equity lines of credit	111	111	—	119	5
Junior lien loan on residence	370	260	—	312	5
Total loans with no related allowance	$10,780	$9,709	$—	$7,572	$109
With related allowance recorded:
Primary residential mortgage	$707	$707	$126	$636	$29
Owned-occupied commercial real estate	2,190	2,057	464	2,100	16
Investment commercial real estate	4,949	4,949	741	4,949	618
Commercial and industrial	323	309	309	269	4
Junior lien loan on residence	—	—	—	—	—
Consumer and other	13	13	13	—	—
Total loans with related allowance	$8,182	$8,035	$1,653	$7,954	$667
Total loans individually evaluated for
impairment	$18,962	$17,744	$1,653	$15,526	$776

The Corporation did not recognize any income on nonaccruing impaired loans for the three and six months ended June 30, 2014 and 2013.

Index

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$2,987	$—
Home equity lines of credit	110	—
Junior lien loan on residence	211	—
Owned-occupied commercial real estate	1,286	—
Investment commercial real estate	1,580	—
Commercial and industrial	347	—
Consumer and other	15	—
Total	$6,536	$—

	December 31, 2013
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$2,641	$—
Home equity lines of credit	111	—
Junior lien loan on residence	260	—
Owned-occupied commercial real estate	3,250	—
Commercial and industrial	355	—
Consumer and other	13	—
Total	$6,630	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans, excluding nonaccrual loans:

	June 30, 2014
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$806	$730	$—	$1,536
Total	$806	$730	$—	$1,536

Index

	December 31, 2013
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,443	$677	$—	$2,120
Home equity lines of credit	12	—	—	12
Owned-occupied commercial real estate	703	—	—	703
Investment commercial real estate	118	—	—	118
Total	$2,276	$677	$—	$2,953

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

Index

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of June 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$475,381	$1,493	$6,243	$—
Home equity lines of credit	48,556	—	110	—
Junior lien loan on residence	13,367	—	212	—
Multifamily property	842,568	1,903	839	—
Owned-occupied commercial real estate	74,745	547	6,098	—
Investment commercial real estate	260,036	16,371	20,783	—
Commercial and industrial	77,050	22	387	—
Farmland	193	—	—	—
Agricultural production loans	175	—	—	—
Commercial construction	4,584	150	—	—
Consumer and other loans	19,358	—	257	—
Total	$1,816,013	$20,486	$34,929	$—

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$540,609	$1,510	$4,708	$—
Home equity lines of credit	47,794	—	111	—
Junior lien loan on residence	12,854	—	260	—
Multifamily property	540,993	510	—	—
Owned-occupied commercial real estate	70,218	619	8,898	—
Investment commercial real estate	238,722	9,573	19,111	—
Commercial and industrial	51,144	23	471	—
Farmland	197	—	—	—
Commercial construction	4,340	1,553	—	—
Consumer and other loans	15,106	837	269	—
Total	$1,521,977	$14,625	$33,828	$—

At June 30, 2014, $19.8 million of substandard and special mention loans were also considered impaired as compared to December 31, 2013, when $17.7 million were also impaired.

Index

The activity in the allowance for loan losses for the three months ended June 30, 2014 is summarized below:

	April 1,				June 30,
	2014			Provision	2014
	Beginning			(Credit)	Ending
(In thousands)	ALLL	Charge-offs	Recoveries		ALLL
Primary residential mortgage	$2,462	$(25)	$—	$565	$3,002
Home equity lines of credit	153	(24)	—	47	176
Junior lien loan on residence	139	—	21	(12)	148
Multifamily property	5,630	—	—	658	6,288
Owned-occupied commercial real estate	2,468	(572)	80	(137)	1,839
Investment commercial real estate	4,679	—	6	(88)	4,597
Agricultural production loans	2	—	—	—	2
Commercial and industrial	938	(38)	18	123	1,041
Secured by farmland	3	—	—	(1)	2
Commercial construction	44	—	—	(11)	33
Consumer and other loans	69	(1)	2	6	76
Total ALLL	$16,587	$(660)	$127	$1,150	$17,204

The activity in the allowance for loan losses for the six months ended June 30, 2014 is summarized below:

	January 1,				June 30,
	2014			Provision	2014
	Beginning			(Credit)	Ending
(In thousands)	ALLL	Charge-offs	Recoveries		ALLL
Primary residential mortgage	$2,361	$(45)	$—	$686	$3,002
Home equity lines of credit	181	(24)	—	19	176
Junior lien loan on residence	156	(1)	44	(51)	148
Multifamily property	4,003	—	—	2,285	6,288
Owned-occupied commercial real estate	2,563	(644)	80	(160)	1,839
Investment commercial real estate	5,083	—	8	(494)	4,597
Agricultural production loans	—	—	—	2	2
Commercial and industrial	825	(96)	32	280	1,041
Secured by farmland	3	—	—	(1)	2
Commercial construction	120	—	—	(87)	33
Consumer and other loans	78	(3)	5	(4)	76
Total ALLL	$15,373	$(813)	$169	$2,475	$17,204

Index

The activity in the allowance for loan losses for the three months ended June 30, 2013 is summarized below:

	April 1,				June 30,
	2013			Provision	2013
	Beginning			(Credit)	Ending
(In thousands)	ALLL	Charge-offs	Recoveries		ALLL
Primary residential mortgage	$3,340	$(393)	$1	$114	$3,062
Home equity lines of credit	260	—	—	(7)	253
Junior lien loan on residence	63	—	—	8	71
Multifamily property	1,562	—	—	597	2,159
Owned-occupied commercial real estate	2,428	—	19	(33)	2,414
Investment commercial real estate	4,272	—	6	(118)	4,160
Agricultural production loans	—	—	—	—	—
Commercial and industrial	1,147	—	27	(44)	1,130
Secured by farmland	3	—	—	—	3
Commercial construction	114	—	—	(2)	112
Consumer and other loans	90	(2)	1	(15)	74
Total ALLL	$13,279	$(395)	$54	$500	$13,438

The activity in the allowance for loan losses for the six months ended June 30, 2013 is summarized below:

	January 1,				June 30,
	2013			Provision	2013
	Beginning			(Credit)	Ending
(In thousands)	ALLL	Charge-offs	Recoveries		ALLL
Primary residential mortgage	$3,047	$(456)	$13	$458	$3,062
Home equity lines of credit	267	—	—	(14)	253
Junior lien loan on residence	314	(295)	7	45	71
Multifamily property	1,305	—	11	843	2,159
Owned-occupied commercial real estate	2,509	—	38	(133)	2,414
Investment commercial real estate	4,155	—	12	(7)	4,160
Agricultural production loans	—	—	—	—	—
Commercial and industrial	803	(15)	37	305	1,130
Secured by farmland	3	—	—	—	3
Commercial construction	240	—	1	(129)	112
Consumer and other loans	92	(4)	4	(18)	74
Total ALLL	$12,735	$(770)	$123	$1,350	$13,438

Troubled Debt Restructurings:

The Corporation has allocated $631 thousand and $913 thousand of specific reserves, on accruing TDRs, to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014 and December 31, 2013, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the six month period ending June 30, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; a deferral of scheduled payments with an extension of the maturity date; a permanent reduction of the recorded investment in the loan; or some other modification or extension which would not be readily available in the market.

Index

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending June 30, 2014:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	1	$414	$414
Investment commercial real estate	1	1,580	1,580
Total	2	$1,994	$1,994

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ending June 30, 2014:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$607	$607
Investment commercial real estate	2	2,884	2,884
Total	4	$3,491	$3,491

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

There were no loans that were modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the three months ended June 30, 2014 and 2013.

Index

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the six month period ended June 30, 2014:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$55
Total	1	$55

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the six month period ended June 30, 2013:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Owner occupied commercial real estate	1	$406
Commercial and industrial	1	270
Total	2	$676

The defaults that occurred during the periods presented did not have a significant impact on the allowance for loan losses.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy. At the time a loan is restructured, the Bank performs a full re-underwriting analysis, which includes, at a minimum, obtaining current financial statements and tax returns, copies of all leases, if applicable, and an updated independent appraisal of any property. A loan will continue to accrue interest if it can be reasonably determined that the borrower should be able to perform under the modified terms, that the loan has not been chronically delinquent (both to debt service and real estate taxes) or in nonaccrual status since its inception, and that there have been no charge-offs on the loan. Restructured loans with previous charge-offs would not accrue interest at the time of the troubled debt restructuring. At a minimum, six months of contractual payments would need to be made on a restructured loan before returning a loan to accrual status. Once a loan is classified as a TDR, the loan is reported as a TDR until the loan is paid in full, sold or charged-off. In rare circumstances, a loan may be removed from TDR status, if it meets the requirements of ASC 310-40-50-2.

4. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $83.7 million and $74.7 million at June 30, 2014 and December 31, 2013, respectively, with a weighted average interest rate of 1.78 percent and 1.80 percent, respectively.

At June 30, 2014 advances totaling $71.7 million with a weighted average rate of 1.57 percent have fixed maturity dates. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $413.0 million at June 30, 2014.

Also at June 30, 2014, the Corporation had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $12.8 million at June 30, 2014.

Index

The final maturity dates of the Federal Home Loan Bank advances and other borrowings are scheduled as follows:

(In thousands)
2014	$—
2015	—
2016	21,897
2017	23,897
2018	34,898
Over 5 years	3,000
Total	$83,692

At June 30, 2014 there were no overnight borrowings with the Federal Home Loan Bank. At December 31, 2013 there were overnight borrowings with the Federal Home Loan Bank of $54.9 million.

5. BUSINESS SEGMENTS

The Corporation assesses its results among two operating segments, Banking and Peapack-Gladstone Bank’s Private Wealth Management Division. Management uses certain methodologies to allocate income and expense to the business segments. A funds transfer pricing methodology is used to assign interest income and interest expense. Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$15,938	$985	$16,923
Noninterest income	1,408	4,065	5,473
Total income	17,346	5,050	22,396

Provision for loan losses	1,150	—	1,150
Salaries and benefits	7,801	1,288	9,089
Premises and equipment expense	2,166	168	2,334
Other noninterest expense	2,383	1,124	3,507
Total noninterest expense	13,500	2,580	16,080
Income before income tax expense	3,846	2,470	6,316
Income tax expense	1,590	943	2,533
Net income	$2,256	$1,527	$3,783

Index

	Three Months Ended June 30, 2013
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$11,673	$775	$12,448
Noninterest income	1,536	3,700	5,236
Total income	13,209	4,475	17,684

Provision for loan losses	500	—	500
Salaries and benefits	6,699	1,236	7,935
Premises and equipment expense	2,193	145	2,338
Other noninterest expense	2,746	1,060	3,806
Total noninterest expense	12,138	2,441	14,579
Income before income tax expense	1,071	2,034	3,105
Income tax expense	350	746	1,096
Net income	$721	$1,288	$2,009

	Six Months Ended June 30, 2014
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$30,526	$1,968	$32,494
Noninterest income	2,598	7,870	10,468
Total income	33,124	9,838	42,962

Provision for loan losses	2,475	—	2,475
Salaries and benefits	14,816	3,121	17,937
Premises and equipment expense	4,435	337	4,772
Other noninterest expense	4,236	2,324	6,560
Total noninterest expense	25,962	5,782	31,744
Income before income tax expense	7,162	4,056	11,218
Income tax expense	2,856	1,548	4,404
Net income	$4,306	$2,508	$6,814

Total assets for period end	$2,387,925	$13,046	$2,400,971

	Six Months Ended June 30, 2013
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$23,065	$1,810	$24,875
Noninterest income	3,624	7,216	10,840
Total income	26,689	9,026	35,715

Provision for loan losses	1,350	—	1,350
Salaries and benefits	12,489	2,525	15,014
Premises and equipment expense	4,350	292	4,642
Other noninterest expense	4,418	2,298	6,716
Total noninterest expense	22,607	5,115	27,722
Income before income tax expense	4,082	3,911	7,993
Income tax expense	1,579	1,512	3,091
Net income	$2,503	$2,399	$4,902

Total assets for period end	$1,678,270	$1,320	$1,679,590

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as, the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral dependent impaired loans we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of June 30, 2014, all collateral dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$15,555	$—	$15,555	$—
Mortgage-backed securities-
residential	153,643	—	153,643	—
State and political subdivisions	50,583	—	50,583	—
Single-Issuer Trust Preferred	2,550	—	2,550	—
CRA investment fund	2,939	2,939	—	—
Loans held for sale, at fair value	2,650	—	2,650	—
Total	$227,920	$2,939	$224,981	$—

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	December 31, 31,	Assets	Inputs	Inputs
(In thousands)	2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$14,770	$—	$14,770	$—
Mortgage-backed securities-
residential	189,080	—	189,080	—
State and political subdivisions	59,343	—	59,343	—
Single-Issuer Trust Preferred	2,370	—	2,370	—
CRA investment fund	2,884	2,884	—	—
Loans held for sale, at fair value	2,001	—	2,001	—
Total	$270,448	$2,884	$267,564	$—

Index

The Corporation has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Corporation’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of June 30, 2014 and December 31, 2013.

The following tables present residential loans held for sale, at fair value for the periods indicated:

	June 30, 2014	December 31, 2013
Residential loans contractual balance	$2,604	$1,975
Fair value adjustment	46	26
Total fair value of residential loans held for sale	$2,650	$2,001

There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2014.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant observable
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential mortgage	$711	$—	$—	$711
OREO	580	—	—	580

	December 31,
(In thousands)	2013
Assets:
Impaired loans:
Primary residential mortgage	$85	$—	$—	$85
Owner occupied commercial real estate	1,593	—	—	1,593
OREO	980	—	—	980

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $861 thousand, with a valuation allowance of $150 thousand at June 30, 2014 and $2.1 million, with a valuation allowance of $471 thousand at December 31, 2013.

At both June 30, 2014 and December 31, 2013, OREO at fair value represents one commercial property. The Corporation recorded a valuation allowance of $400 thousand during the six months ended June 30, 2014 and the Corporation recorded a valuation allowance of $930 thousand during the six months ended June 30, 2013.

Index

The carrying amounts and estimated fair values of financial instruments at June 30, 2014 are as follows:

		Fair Value Measurements at June 30, 2014 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$215,626	$214,876	$750	$—	$215,626
Securities available for sale	225,270	2,939	222,331	—	225,270
FHLB and FRB stock	9,946	—	—	—	N/A
Loans held for sale, at fair value	2,650	—	2,650	—	2,650
Loans, net of allowance for loan losses	1,857,736	—	—	1,837,523	1,837,523
Accrued interest receivable	4,858	—	745	4,113	4,858
Financial liabilities
Deposits	$2,115,168	$1,813,101	$301,320	$—	$2,114,421
Federal home loan bank advances	83,692	—	84,919	—	84,919
Accrued interest payable	413	91	322	—	413

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 are as follows:

		Fair Value Measurements at December 31, 2013 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$35,147	$34,397	$750	$—	$35,147
Securities available for sale	268,447	2,884	265,563	—	268,447
FHLB and FRB stock	10,032	—	—	—	N/A
Loans held for sale, at fair value	2,001	—	2,001	—	2,001
Loans, net of allowance for loan losses	1,558,828	—	—	1,528,937	1,528,937
Accrued interest receivable	4,086	—	817	3,269	4,086
Financial liabilities
Deposits	$1,647,250	$1,490,417	$156,078	$—	$1,646,495
Overnight borrowings	54,900	—	54,900	—	54,900
Federal home loan bank advances	74,692	—	75,728	—	75,728
Accrued interest payable	340	49	291	—	340

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

Index

Overnight borrowings: The carrying amounts of overnight borrowings, generally maturing within ninety (90) days, approximate their fair values resulting in a Level 2 classification.

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

7. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2014	2013	2014	2013
FDIC assessment	$303	$280	$579	$560
Wealth management division
other expense	453	408	999	901
Professional and legal fees	519	430	970	930
Loan expense	124	165	224	363
Provision for ORE losses	300	930	400	930
Other operating expenses	1,808	1,593	3,388	3,032
Total other operating expenses	$3,507	$3,806	$6,560	$6,716

Index

8. OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the three months ended June 30, 2014 and 2013:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Three Months
	Balance at	Income	Other	Ended	Balance at
	March 31,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2014	Reclassifications	Income	2014	2014

Net unrealized holding gain
on securities available for sale,
Net of tax	$606	$875	$(51)	$824	$1,430
Accumulated other
comprehensive income,
net of tax	$606	$875	$(51)	$824	$1,430

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	March 31,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2013	Reclassifications	Income	2013	2013

Net unrealized holding gain/(loss)
on securities available for sale,
Net of tax	$3,704	$(2,597)	$(155)	$(2,752)	$952
Accumulated other
comprehensive income/(loss),
net of tax	$3,704	$(2,597)	$(155)	$(2,752)	$952

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
(In thousands)	2014	2013	Affected Line Item in Statements of Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$79	$238	Securities gains, net
Income tax expense	(28)	(83)	Income tax expense
Total reclassifications, net of tax	$51	$155

Index

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the six months ended June 30, 2014 and 2013:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Six Months
	Balance at	Income	Other	Ended	Balance at
	December 31,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2013	Reclassifications	Income	2014	2014

Net unrealized holding gain
on securities available for sale,
Net of tax	$23	$1,522	$(115)	$1,407	$1,430
Accumulated other
comprehensive income,
net of tax	$23	$1,522	$(115)	$1,407	$1,430

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2012	Reclassifications	Income	2013	2013

Net unrealized holding gain
on securities available for sale,
Net of tax	$4,299	$(3,004)	$(343)	$(3,347)	$952
Accumulated other
comprehensive income,
net of tax	$4,299	$(3,004)	$(343)	$(3,347)	$952

The following represents the reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
(In thousands)	2014	2013	Affected Line Item in Statements of Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$177	$527	Securities gains, net
Income tax expense	(62)	(184)	Income tax expense
Total reclassifications, net of tax	$115	$343

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

Index

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

Index

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Corporation intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Corporation recognized no other-than-temporary impairment charges in the three or six months ended June 30, 2014 and 2013.

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Change
(In thousands, except per share data)	2014	2013	2014 v 2013
Results of Operations:
Interest income	$18,630	$13,460	$5,170
Interest expense	1,707	1,012	695
Net interest income	16,923	12,448	4,475
Provision for loan losses	1,150	500	650
Net interest income after provision
for loan losses	15,773	11,948	3,825
Other income	5,473	5,236	237
Other operating expense	14,930	14,079	851
Income before income tax expense	6,316	3,105	3,211
Income tax expense	2,533	1,096	1,437
Net income	$3,783	$2,009	$1,774

Per Share Data:
Basic earnings per common share	$0.32	$0.23	$0.09
Diluted earnings per common share	0.32	0.22	0.10

Average common shares outstanding	11,721,256	8,909,170	2,812,086
Diluted average common shares outstanding	11,846,075	8,955,384	2,890,691

Average equity to
average assets	7.97%	7.56%	5.42%
Return on average assets annualized	0.67	0.48	39.58
Return on average equity
annualized	8.44	6.41	31.67

Index

The following table presents certain key aspects of our performance for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,		Change
(In thousands, except per share data)	2014	2013	2014 v 2013
Results of Operations:
Interest income	$35,579	$26,892	$8,687
Interest expense	3,085	2,017	1,068
Net interest income	32,494	24,875	7,619
Provision for loan losses	2,475	1,350	1,125
Net interest income after provision
for loan losses	30,019	23,525	6,494
Other income	10,468	10,840	(372)
Other operating expense	29,269	26,372	2,897
Income before income tax expense	11,218	7,993	3,225
Income tax expense	4,404	3,091	1,313
Net income	$6,814	$4,902	$1,912

Per Share Data:
Basic earnings per common share	$0.58	$0.55	$0.03
Diluted earnings per common share	0.58	0.55	0.03

Average common shares outstanding	11,664,410	8,889,971	2,774,439
Diluted average common shares outstanding	11,814,806	8,942,267	2,872,539

Average equity to
average assets	8.17%	7.55%	8.21%
Return on average assets annualized	0.63	0.60	5.00
Return on average equity
annualized	7.74	7.89	(1.90)

The earnings per share calculations for the three months and six months ended June 30, 2014 included all of the 2.47 million shares issued in the December 12, 2013 capital raise.

The three months ended June 30, 2014 included a $176 thousand net gain on sale of residential first mortgage loans sold held at the lower of cost or fair value, as a component of balance sheet management.

The three months ended June 30, 2013 included a $930 thousand provision for loss on an REO property.

	At June 30,		Percent Change
	2014	2013	2014 v 2013
Selected Balance Sheet Ratios:
Total capital(Tier I + II) to risk-weighted assets	14.30%	13.09%	9.24%
Tier I Leverage ratio	8.01	7.39	8.39
Average loans to average deposits	95.64	78.45	21.91
Allowance for loan losses to total
loans	0.92	1.07	(14.02)
Allowance for loan losses to
nonperforming loans	263.22	166.41	58.18
Nonperforming loans to total loans	0.35	0.64	(45.31)
Noninterest bearing deposits to
total deposits	19.41	21.47	(9.59)
Time deposits to total deposits	14.28	11.07	29.00

Index

The Corporation recorded net income of $3.8 million for the second quarter of 2014 compared to $2.0 million for the same period of 2013. Diluted earnings per common share were $0.32 and $0.22 for the three months ended June 30, 2014 and 2013, respectively. Annualized return on average assets was 0.67 percent and annualized return on average common equity was 8.44 percent for the second quarter of 2014.

For the first six months of 2014, the Corporation recorded net income of $6.8 million compared to $4.9 million for the same period of 2013. Diluted earnings per common share were $0.58 and $0.55 for the first six months of 2014 and 2013, respectively. Annualized return on average assets was 0.63 percent and annualized return on average common equity was 7.74 percent for the first six months of 2014.

Increased earnings for the three and six months ended June 30, 2014 over the same periods in 2013 were due to increased net interest income, due principally to the Corporation’s loan growth, and increased wealth management fee income offset by increased provision for loan losses, lower gains on mortgage loans sold and increased expenses largely due to costs associated with the continued implementation of the Strategic Plan.

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

EARNINGS ANALYSIS

NET INTEREST INCOME/AVERAGE BALANCE SHEET:

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

Index

The following table summarizes the Company’s net interest income and related spread and margin for the periods indicated:

	Three Months Ended June 30,
(In thousands)	2014	2013
Net interest income	$16,923	$12,448
Interest rate spread	3.06%	3.15%
Net interest margin	3.14	3.22

	Six Months Ended June 30,
(In thousands)	2014	2013
Net interest income	$32,494	$24,875
Interest rate spread	3.08%	3.18%
Net interest margin	3.16	3.25

Net interest income for the current 2014 quarter and six months benefitted from loan growth during the first half of 2014 as well as the last half of 2013, principally from multifamily and commercial mortgages.

Net interest margin for the June 2014 quarter and six months declined slightly when compared to the June 2013 periods due to the continued effect of low market yields, as well as competitive pressures in attracting new loans and deposits.

The following table summarizes the company’s loans closed for the periods indicated:

	For the Quarters Ended
	June 30,		June 30,
	2014		2013
Residential mortgage loans retained	$17,245		$37,352
Residential mortgage loans sold	7,344		26,651
Total residential mortgage loans	24,589		64,003

Commercial real estate loans	20,175		17,080
Multifamily properties	149,937		70,645
Commercial loans	62,668	(A)	8,788
Total commercial loans	232,780		96,513

Installment loans	5,184		1,198

Home equity lines of credit	6,709	(A)	2,619

Total loans closed	$269,262		$164,333

Index

	For the Six Months Ended
	June 30,		June 30,
	2014		2013
Residential mortgage loans retained	$28,898		$68,782
Residential mortgage loans sold	14,355		52,053
Total residential mortgage loans	43,253		120,835

Commercial real estate loans	36,016		26,570
Multifamily properties	375,080		98,525
Commercial loans	78,625	(A)	24,746
Total commercial loans	489,721		149,841

Installment loans	7,061		2,426

Home equity lines of credit	11,377	(A)	7,071

Total loans closed	$551,412		$280,173

(A)	Includes lines of credit that closed in the period, but not necessarily funded.

Index

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	June 30, 2014			June 30, 2013
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$189,254	$977	2.06%	$220,954	$1,085	1.96%
Tax-exempt (1) (2)	57,847	312	2.16	50,479	322	2.55
Loans held for sale	1,026	15	5.89	2,512	50	8.12
Loans (2) (3):
Mortgages	496,232	4,203	3.39	535,533	4,714	3.52
Commercial mortgages	1,155,360	11,108	3.85	485,299	5,473	4.51
Commercial	143,988	1,443	4.01	101,790	1,181	4.64
Commercial construction	6,065	65	4.29	9,179	107	4.66
Installment	22,154	233	4.21	20,097	224	4.46
Home equity	47,489	382	3.22	46,745	373	3.19
Other	558	13	9.32	592	15	10.14
Total loans	1,871,846	17,447	3.73	1,199,235	12,087	4.03
Federal funds sold	101	—	0.10	101	—	0.10
Interest-earning deposits	51,177	21	0.17	92,319	66	0.29
Total interest-earning assets	2,171,251	18,772	3.46%	1,565,600	13,610	3.48%
Noninterest-earning assets:
Cash and due from banks	6,990			5,865
Allowance for loan losses	(17,310)			(13,523)
Premises and equipment	31,161			29,248
Other assets	58,926			71,862
Total noninterest-earning assets	79,767			93,452
Total assets	$2,251,018			$1,659,052
LIABILITIES:
Interest-bearing deposits:
Checking	$431,656	$115	0.11%	$356,060	$74	0.08%
Money markets	657,216	374	0.23	551,150	239	0.17
Savings	116,946	15	0.05	114,028	15	0.05
Certificates of deposit - retail	154,245	369	0.96	166,931	471	1.13
Subtotal interest-bearing deposits	1,360,063	873	0.26	1,188,169	799	0.27
Interest-bearing demand - brokered	138,000	70	0.20	—	—	—
Certificates of deposit - brokered	100,934	264	1.05	5,000	15	1.20
Total interest-bearing deposits	1,598,997	1,207	0.30	1,193,169	814	0.27
Borrowings	93,152	382	1.64	12,025	92	3.06
Capital lease obligation	9,867	118	4.78	8,884	106	4.77
Total interest-bearing liabilities	1,702,016	1,707	0.40	1,214,078	1,012	0.33
Noninterest-bearing liabilities:
Demand deposits	360,096			311,227
Accrued expenses and
other liabilities	9,606			8,298
Total noninterest-bearing liabilities	369,702			319,525
Shareholders’ equity	179,300			125,449
Total liabilities and
shareholders’ equity	$2,251,018			$1,659,052
Net interest income
(tax-equivalent basis)		17,065			12,598
Net interest spread			3.06%			3.15%
Net interest margin (4)			3.14%			3.22%
Tax equivalent adjustment		(142)			(150)
Net interest income		$16,923			$12,448

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

Average Balance Sheet

Unaudited

Six Months Ended

	June 30, 2014			June 30, 2013
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$198,401	$2,038	2.05%	$234,721	$2,362	2.01%
Tax-exempt (1) (2)	59,025	649	2.20	50,116	646	2.58
Loans held for sale	1,174	25	4.29	9,661	246	5.10
Loans (2) (3):
Mortgages	514,702	8,756	3.40	528,602	9,454	3.58
Commercial mortgages	1,046,179	20,153	3.85	458,378	10,436	4.55
Commercial	138,300	2,845	4.11	106,614	2,488	4.67
Commercial construction	5,969	132	4.42	9,198	211	4.59
Installment	21,860	461	4.22	20,511	454	4.43
Home equity	47,162	755	3.20	47,388	752	3.17
Other	561	26	9.27	609	30	9.85
Total loans	1,774,733	33,128	3.73	1,171,300	23,825	4.07
Federal funds sold	101	—	0.10	101	—	0.10
Interest-earning deposits	41,468	33	0.16	85,006	114	0.27
Total interest-earning assets	2,074,902	35,873	3.46%	1,550,905	27,193	3.51%
Noninterest-earning assets:
Cash and due from banks	6,694			5,849
Allowance for loan losses	(16,653)			(13,300)
Premises and equipment	30,956			29,526
Other assets	59,961			73,475
Total noninterest-earning assets	80,958			95,550
Total assets	$2,155,860			$1,646,455
LIABILITIES:
Interest-bearing deposits:
Checking	$416,568	$207	0.10%	$353,286	$153	0.09%
Money markets	655,430	707	0.22	552,003	454	0.16
Savings	116,733	30	0.05	112,354	28	0.05
Certificates of deposit - retail	151,864	724	0.95	169,228	956	1.13
Subtotal interest-bearing deposits	1,340,595	1,668	0.25	1,186,871	1,691	0.27
Interest-bearing demand - brokered	106,851	113	0.21	—	—	—
Certificates of deposit - brokered	57,564	295	1.02	5,000	30	1.24
Total interest-bearing deposits	1,505,010	2,076	0.28	1,191,871	1,621	0.27
Borrowings	104,306	772	1.48	12,082	184	3.05
Capital lease obligation	9,907	237	4.78	8,910	212	4.76
Total interest-bearing liabilities	1,619,223	3,085	0.38	1,212,863	2,017	0.33
Noninterest-bearing liabilities:
Demand deposits	350,698			301,087
Accrued expenses and
other liabilities	9,800			8,199
Total noninterest-bearing liabilities	360,498			309,286
Shareholders’ equity	176,139			124,306
Total liabilities and
shareholders’ equity	$2,155,860			$1,646,455
Net interest income
(tax-equivalent basis)		32,788			25,176
Net interest spread			3.08%			3.18%
Net interest margin (4)			3.16%			3.25%
Tax equivalent adjustment		(294)			(301)
Net interest income		$32,494			$24,875

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Three Months		Compared With
	Ended June 30, 2014		June 30, 2013
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(85)	$(33)	$(118)
Loans	6,634	(1,274)	5,360
Loans held for sale	(21)	(14)	(35)
Federal funds sold	—	—	—
Interest-earning deposits	(23)	(22)	(45)
Total interest income	$6,505	$(1,343)	$5,162
LIABILITIES:
Checking	$111	$—	$111
Money market	59	76	135
Savings	—	—	—
Certificates of deposit	218	(71)	147
Borrowed funds	343	(53)	290
Capital lease obligation	11	1	12
Total interest expense	$742	$(47)	$695
Net interest income	$5,763	$(1,296)	$4,467

	Six Months		Compared With
	Ended June 30, 2014		June 30, 2013
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(195)	$(126)	$(321)
Loans	11,933	(2,630)	9,303
Loans held for sale	(182)	(39)	(221)
Federal funds sold	—	—	—
Interest-earning deposits	(45)	(36)	(81)
Total interest income	$11,511	$(2,831)	$8,680
LIABILITIES:
Checking	$163	$4	$167
Money market	110	143	253
Savings	2	—	2
Certificates of deposit	178	(145)	33
Borrowed funds	695	(107)	588
Capital lease obligation	22	3	25
Total interest expense	$1,170	$(102)	$1,068
Net interest income	$10,341	$(2,729)	$7,612

Index

On a fully tax-equivalent basis, interest income on earning assets totaled $18.8 million and $13.6 million for the second quarters of 2014 and 2013, respectively, reflecting an increase of $5.2 million or 37.9 percent from the second quarter in 2013. Average earning assets totaled $2.17 billion for the second quarter of 2014, an increase of $605.7 million or 38.7 percent from the same period of 2013. The commercial mortgage portfolio increased $670.1 million from the second quarter of 2013, averaging $1.16 billion for the second quarter of 2014. The increase was attributable to the addition of seasoned banking professionals over the course of 2013; a more concerted focus on the client service aspect of the lending process; more of a focus on New Jersey markets; and a focus on New York City multifamily markets beginning in mid-2013. The increase was also due to demand from borrowers looking to refinance multifamily and other commercial mortgages held by other institutions.

The average rates earned on earning assets was 3.46 percent for the quarter ended June 30, 2014, compared to 3.48 percent for the same period in 2013, a decrease of two basis points. The decline in the average rates on earning assets was due to the continued effect of low market yields, as well as competitive pressures in attracting new loans and deposits, partially offset by a shift in mix from lower yielding securities and interest earning deposits into higher yielding loans.

Total deposits for the second quarter of 2014 averaged $1.96 billion, increasing $454.7 million or 30.2 percent from the average balance for the same period of 2013. Growth in customer deposits (non-brokered deposits) has come from the addition of seasoned banking professionals over the course of 2013, including relationship bankers and private bankers; an intense focus on providing high-touch client service; and a new full array of treasury management products that support core deposit growth.  Brokered certificates of deposit have been used in the Company’s interim funding and interest rate risk management practices, while brokered interest-bearing demand deposits have also been utilized as interim funding vehicles in place of wholesale overnight borrowings as a more cost-effective alternative. The Company does ensure ample available collateralized liquidity as a backup to these short-term brokered deposits. Average rates paid on interest-bearing deposits were 30 basis points and 27 basis points for the second quarters of 2014 and 2013, respectively.

For the second quarter of 2014, overnight borrowings from the Federal Home Loan Bank of New York averaged $9.5 million compared to zero for the same quarter of 2013. For the second quarters of 2014 and 2013, average other borrowings totaled $83.7 million and $12.0 million, respectively, increasing $71.7 million when compared to the same period of 2013. The Company has utilized medium/longer term Federal Home Loan Bank advances in its interest rate risk management.

The Corporation recorded net interest income, on a fully tax-equivalent basis, of $32.5 million for the first six months of 2014 compared to $24.9 million for the same period of 2013, an increase of $7.6 million or 30.6 percent. The net interest margin was 3.16 percent for the six months ended June 30, 2014, compared to 3.25 percent for the same period last year.

For the first six months of 2014 and 2013, interest income on earning assets, on a fully tax-equivalent basis, totaled $35.9 million and $27.2 million, respectively, reflecting an increase of $8.7 million or 31.9 percent from the first half of 2013. Average earning assets for the first half of 2014 totaled $2.07 billion, an increase of $524.0 million or 33.8 percent over the $1.55 billion over the same period of 2013. The commercial mortgage portfolio more than doubled, from the year ago period, to an average $1.05 billion for the first two quarters of 2014. The increase was attributable to the addition of seasoned banking professionals over the course of 2013; a more concerted focus on the client service aspect of the lending process; more of a focus on New Jersey markets; and a focus on New York City multifamily markets beginning in mid-2013. The increase was also due to demand from high quality borrowers looking to refinance multifamily and other commercial mortgages held by other institutions.

Index

The average rates earned on earning assets was 3.46 percent and 3.51 percent for the first six months of 2014 and 2013, respectively, a decline of five basis points. The decline in the average rates on earning assets was due to the continued effect of low market yields, as well as competitive pressures in attracting new loans and deposits, partially offset by a shift in mix from lower yielding securities and interest earning deposits into higher yielding loans.

For the first six months of 2014, total deposits averaged $1.86 billion, increasing $362.8 million or 24.3 percent from the average balance for the same period of 2013. Growth in customer deposits (non-brokered deposits) has come from the addition of seasoned banking professionals over the course of 2013, including relationship bankers and private bankers; an intense focus on providing high touch client service; and a new full array of treasury management products that support core deposit growth. For the first six months of 2014 and 2013, average rates paid on interest-bearing deposits were 28 basis points and 27 basis points, respectively.

Overnight borrowings from the Federal Home Loan Bank of New York averaged $21.9 million for the first half of 2014 compared to zero for the same period of 2013. For the first half of 2014 and 2013, average other borrowings totaled $82.4 million and $12.1 million, respectively, increasing $70.3 million when compared to the same period of 2013. The Company has utilized medium/longer term Federal Home Loan Bank advances in its interest rate risk management.

OTHER INCOME: The following table presents the major components of other income:

	Three Months Ended June 30,		Change
(In thousands)	2014	2013	2014 v 2013

Service charges and fees	$708	$688	$20
Gain on sale of loans (mortgage banking)	112	391	(279)
Gain on sale of loans	176	—	176
Bank owned life insurance	276	276	—
Securities gains	79	238	(159)
Other income	117	15	102
Total other income	$1,468	$1,608	$(140)

	Six Months Ended June 30,		Change
(In thousands)	2014	2013	2014 v 2013

Service charges and fees	$1,402	$1,364	$38
Gain on sale of loans (mortgage banking)	224	861	(637)
Gain on sale of loans	176	522	(346)
Bank owned life insurance	542	548	(6)
Securities gains	176	527	(351)
Other income	189	22	167
Total other income	$2,709	$3,844	$(1,135)

During the second quarter and first half of 2014, the Company experienced the continued low levels of mortgage banking income, as expected and planned for, and caused by an increase in mortgage rates beginning in the middle of 2013. This rate environment resulted in a decrease in residential mortgage loan originations.

During the second quarter of 2014, $67 million of longer duration, lower coupon residential first mortgage loans were sold, as part of the Company’s strategy to de-emphasize residential first mortgage lending, while benefitting its liquidity and interest rate risk positions. The sales also benefitted current earnings as a net $176 thousand gain was recorded. A gain of $522 thousand was recognized in the first half of 2013 on the sale of classified loans which were held for sale as of December 31, 2012.

Index

Securities gains were $79 thousand and $238 thousand for the three months ended June 30, 2014 and 2013, respectively. The Company recorded securities gains of $176 thousand for the first half of 2014 as compared to $527 thousand for the same 2013 period. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the short duration of the securities portfolio, sales have been employed less often in recent periods.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended June 30,		Change
(In thousands)	2014	2013	2014 v 2013
Salaries and employee benefits	$9,089	$7,935	$1,154
Premises and equipment	2,334	2,338	(4)
Other Operating Expenses:
FDIC assessment	303	280	23
Wealth management division
other expense	453	408	45
Professional and legal fees	519	430	89
Loan expense	124	165	(41)
Telephone	236	185	51
Advertising	138	157	(19)
Postage	93	99	(6)
Provision for ORE losses	300	930	(630)
Other operating expenses	1,341	1,152	189
Total operating expenses	$14,930	$14,079	$851

	Six Months Ended June 30,		Change
(In thousands)	2014	2013	2014 v 2013
Salaries and employee benefits	$17,937	$15,014	$2,923
Premises and equipment	4,772	4,642	130
Other Operating Expenses:
FDIC assessment	579	560	19
Wealth management division
other expense	999	901	98
Professional and legal fees	970	930	40
Loan expense	224	363	(139)
Telephone	463	358	105
Advertising	206	263	(57)
Postage	195	203	(8)
Provision for ORE losses	400	930	(530)
Other operating expenses	2,524	2,208	316
Total operating expenses	$29,269	$26,372	$2,897

The Corporation recorded operating expenses of $14.9 million and $14.1 million, for the second quarters of 2014 and 2013, respectively, an increase of $851 thousand or 6.0 percent. For the second quarter of 2014, salary and benefit expense was $9.1 million as compared to $7.9 million in the same quarter of 2013, an increase of $1.2 million or 14.5 percent. The increase is largely due to strategic hiring in line with the Company’s Strategic Plan, including private bankers, relationship bankers, commercial lenders, wealth advisors, risk management professionals and various support staff. Additionally, normal salary increases and increased bonus/incentive accruals associated with the Company’s growth, contributed to the increase. Loan expense for the second quarters of 2014 and 2013 was $124 thousand and $165 thousand, respectively, a decrease of $41 thousand, and is attributed to a decline in problem loan expense. Professional and legal fee expense was $519 thousand for the second quarter of 2014, an increase of $89 thousand, when compared to $430 thousand recorded for the second quarter of 2013 and was due to additional expenses for the proxy, stock plans and the annual meeting. The provision for ORE losses was $300 thousand for the second quarter of 2014 compared to $930 thousand in the same quarter of 2013, a decrease of $630 thousand. In 2013, the Company recorded a large write down of one of its ORE properties and an additional smaller write down on the same property in the second quarter of 2014.

Index

For the first six months of 2014 and 2013, the Corporation recorded operating expenses of $29.3 million and $26.4 million, respectively, an increase of $2.9 million or 11.0 percent over the year ago period. Salary and benefit expense was $17.9 million for the first six months of 2014, compared to $15.0 million in the same quarter of 2013, an increase of $2.9 million or 19.5 percent. As noted above, the increase is largely due to strategic hiring, normal salary increases and increased bonus and incentive accruals. For the first half of 2014, premises and equipment expense increased $130 thousand to $4.8 million when compared to the same quarter in 2013 due to increased occupancy costs associated with the new Princeton and Teaneck Private Banking offices. Loan expense declined $139 thousand or 38.3 percent from the first six months of 2013 to $224 thousand for the six months ended June 30, 2014 and is attributed to a decline in problem loan expense. As noted above, the Company recorded a $930 thousand write down in the first half of 2013 on one of its ORE properties and an additional $400 thousand during the first half of 2014.

The Corporation strives to operate in an efficient manner and control costs. However, the Company expected higher operating expenses as it executed its’ Strategic Plan and expects that the trend of higher operating expenses will continue in 2014 as it further invests in high caliber revenue producers, and continues to invest in infrastructure in line with its’ Strategic Plan. Further the Company generally expects revenue and profitability related to new personnel to lag those expenses by several quarters. It is important to note, however, that the Company has seen an improvement in quarterly revenue since launching its’ Plan, particularly in the recent quarters, as the Plan began to gain momentum. Operating expenses generally remain in line with the Company’s Strategic Plan.

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

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the quarters ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Change
(In thousands)	2014	2013	2014 v 2013

Total fee income	$4,005	$3,628	$377

Salaries and benefits (included in
Operating Expenses section above)	1,288	1,236	52

Other operating expense (included in
Operating Expenses section above)	1,292	1,205	87

Index

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,		Change
(In thousands)	2014	2013	2014 v 2013

Total fee income	$7,759	$6,996	$763

Salaries and benefits (included in
Operating Expenses section above)	3,121	2,525	596

Other operating expense (included in
Operating Expenses section above)	2,661	2,590	71

Assets under administration
(market value)	$2,843,310	$2,520,424	$322,886

The market value of assets under administration for the Private Wealth Management Division was approximately $2.84 billion at June 30, 2014 compared to $2.52 billion at June 30, 2013, reflecting an increase of 12.8 percent.

The Private Wealth Management Division generated fee income of $4.0 million for the second quarter of 2014 compared to $3.6 million for the same quarter of 2013, an increase of $377 thousand or 10.4 percent. For the first six months of 2014, the Private Wealth Management Division generated fee income of $7.8 million, an increase of $763 thousand, or 10.9 percent, when compared to $7.0 million for the same 2013 period. The increase reflects increased relationships, a greater mix of higher margin business and an improvement in the market value of assets under management.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Private Wealth Management Division, operating expenses relative to the Private Wealth Management Division totaled $2.6 million and $2.4 million for the second quarters of 2014 and 2013, respectively, an increase of $139 thousand or 5.7 percent. Increased expenses are in line with the Company’s Strategic Plan. For the six months ended June 30, 2014, other expenses for the Private Wealth Management Division totaled $5.8 million compared to $5.1 million for the same period in 2013, an increase of $667 thousand, or 13.0 percent.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NONPERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets. These assets totaled $7.6 million and $8.6 million at June 30, 2014 and December 31, 2013, respectively.

Index

The following table sets forth asset quality data on the dates indicated (in thousands):

	As of
	June 30,	March 31,	Dec 31,	Sept 30,	June 30,
	2014	2014	2013	2013	2013
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	6,536	7,473	6,630	6,891	8,075
Other real estate owned	1,036	2,062	1,941	2,759	3,347
Total nonperforming assets	$7,572	$9,535	$8,571	$9,650	$11,422

Accruing TDR’s	$12,730	$12,340	$11,114	$6,133	$6,131

Loans past due 30 through 89
days and still accruing	$1,536	$5,027	$2,953	$2,039	$1,544

Classified loans (A)	$34,929	$35,075	$33,827	$32,430	$32,123

Impaired loans (A)	$19,813	$19,814	$17,744	$16,794	$17,977

Nonperforming loans as a % of
total loans	0.35%	0.42%	0.42%	0.49%	0.64%
Nonperforming assets as a % of
total assets	0.32%	0.42%	0.44%	0.54%	0.68%
Nonperforming assets as a % of
total loans plus other real
estate owned	0.40%	0.54%	0.54%	0.69%	0.91%

(A)	Classified loans include impaired loans.

We do not hold and have not made or invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES: The provision for loan losses was $1.2 million for the second quarter of 2014 and $500 thousand for the same quarter of 2013. For the six months ended June 30, 2014 and 2013 the provision for loan losses was $2.5 million and $1.4 million, respectively. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $1.2 million in the second quarter of 2014 was primarily related to the changes in the specific reserves on impaired loans and for loan growth experienced by the Corporation.

The overall allowance for loan losses was $17.2 million as of June 30, 2014 compared to $15.4 million at December 31, 2013. As a percentage of loans, the allowance for loan losses was 0.92 percent as of June 30, 2014 and 0.98 percent as of December 31, 2013. The specific reserves on impaired loans have decreased to $1.0 million at June 30, 2014 compared to $1.7 million as of December 31, 2013. Total impaired loans were $19.8 million and $17.7 million as of June 30, 2014 and December 31, 2013, respectively. The general component of the allowance increased from $13.7 million at December 31, 2013 to $16.2 million at June 30, 2014. As a percentage of non-impaired loans, the general reserve remained relatively stable and was 0.88 percent at both June 30, 2014 and December 31, 2013. Although the Corporation has experienced loan growth, there has been a shift in the loan portfolio to less risky loans, such as commercial mortgage loans secured by multifamily properties, from the riskier loans that carry higher general reserves.

Index

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands)	2014	2014	2013	2013	2013
Allowance for loan losses:
Beginning of period	$16,587	$15,373	$14,056	$13,438	$13,279
Provision for loan losses	1,150	1,325	1,325	750	500
Charge-offs, net	(533)	(111)	(8)	(132)	(341)
End of period	$17,204	$16,587	$15,373	$14,056	$13,438

Allowance for loan losses as
a % of total loans	0.92%	0.94%	0.98%	1.01%	1.07%
Allowance for loan losses as
a % of nonperforming loans	263.22%	221.96%	231.87%	203.98%	166.41%

INCOME TAXES: For the second quarters of 2014 and 2013, income tax expense as a percentage of pre-tax income was 40 percent and 35 percent, respectively. For the six months ended June 30, 2014 and 2013, income tax expense as a percentage of pre-tax income was 39 percent for both periods.

CAPITAL RESOURCES: The Corporation’s total shareholders’ equity at June 30, 2014 was $182.3 million as compared to $170.7 million at December 31, 2013. Capital in the June 2014 six month period was benefitted by net income and by nearly $3.7 million of discretionary share purchases by participants in the Dividend Reinvestment Plan.

During the June 2014 quarter, the Company continued to employ the capital raised in December 2013 by continuing to grow loans.

A solid capital base provides the Corporation with the ability to support future growth and financial strength, and is essential to executing the Corporation’s Strategic Plan – “Expanding Our Reach.” As the Company continues to grow, it may raise additional capital in the future. The Corporation’s capital strategy is intended to provide stability to expand its businesses, even in stressed environments. The Corporation strives to maintain capital levels in excess of those considered to be well capitalized under regulatory guidelines applicable to banks. Maintaining an adequate capital position supports the Corporation’s goal of providing shareholders with an attractive and stable long-term return on investment.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 Capital to average assets. For the second quarter of 2014, the Bank’s capital ratios met or exceeded the minimum to be categorized as well capitalized under the regulatory framework for prompt corrective action. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles. The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At June 30, 2014, the Bank’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 12.53 percent and 13.78 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively. The Federal Reserve Board (“FRB”) has also established minimum leverage ratio guidelines. At June 30, 2014, the Bank’s leverage ratio was 7.69 percent, in excess of the well-capitalized standard of 5.0 percent.

Index

As previously announced, on July 17, 2014, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 14, 2014 to shareholders of record on July 31, 2014. In addition, the Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the Plan, allows shareholders of the Corporation to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make discretionary cash payments of up to $50,000 per quarter to purchase additional shares of common stock. The Plan is a continuing source of future capital.

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

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including loan fundings, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Corporation’s liquidity risk management is intended to ensure the Corporation has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, temporary investments, brokered deposits, securities available for sale, deposit inflows, loan repayments and secured borrowings. Other liquidity sources include loan sales and loan participations.

Management actively monitors and manages the Corporation’s liquidity position and feels it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $215.6 million at June 30, 2014. In addition, the Corporation has $225.3 million in securities designated as available for sale at June 30, 2014, of which $171.2 million is unencumbered. These securities can be sold in response to liquidity concerns. In addition, the Corporation generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

Another source of liquidity is borrowing capacity. As of June 30, 2014, unused borrowing capacity totaled $636.4 million from the FHLB and $28.8 million from correspondent banks.

Asset growth in the first half of 2014 was funded by a diversified source of funding alternatives, including customer deposits, brokered CDs, investment securities cash flows and FHLB advances. Short-term brokered interest-bearing demand deposit balances provided additional funding in 2014. Brokered interest-bearing demand deposits have been utilized in place of wholesale overnight borrowings as a more cost effective alternative. The Company does ensure ample available collateralized liquidity as a backup to these short term brokered deposits.

The Corporation has a Board-approved Contingency Funding Plan in place. This document provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Corporation conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.

Management believes the Corporation’s liquidity position and sources are adequate.

Index

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

The following strategies are among those used to manage interest rate risk:

•	Actively market commercial and industrial loans, which tend to have adjustable rate features, and which generate customer relationships that can result in higher core deposit accounts;
•	Actively market commercial mortgage loans, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in higher core deposit accounts;
•	Manage growth in the residential mortgage portfolio to adjustable-rate and/or shorter-term and/or “relationship: loans that result in core deposit relationships;
•	Actively market core deposit relationships, which are generally longer duration liabilities;
•	Utilize medium to longer term wholesale borrowings and/or brokered deposits to extend liability duration;
•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•	Maintain adequate levels of capital; and
•	Utilize loan sales and/or loan participations.

At this time, the Corporation is not engaged in hedging through the use of interest rate swaps, nor does it use interest rate caps and floors. However, as noted above, ALCO has been authorized to engage in interest rate swaps as a means of extending the duration of shorter term liabilities.

During the June quarter, the following was accomplished as part of the Company’s overall balance sheet management strategy:

•	Approximately $67 million of unpaid principal balance (net of costs and fees) of longer duration, lower coupon residential first mortgage loans were sold, as part of the Company’s strategy to de-emphasize residential first mortgage lending, while benefitting its liquidity and interest rate risk positions.
•	A $61 million package of multifamily loan participations was executed. The $61 million represented a minority percentage of the principal balance of the package of loans. This benefitted the Company’s liquidity and interest rate risk positions, and also benefitted the diversification of credit risk. In all cases the Company retained the majority ownership of the loan, the client relationship and the servicing of the entire loan. Given the Company’s ability to generate high quality multifamily loans, this participation strategy will likely be utilized on an ongoing basis. Such a strategy provides for an avenue to improve risk-adjusted returns through ongoing fees, coupled with risk diversification and mitigation.”
•	$80 million of longer term brokered certificates of deposit (“CDs”) were added principally to extend liabilities to benefit the Company’s interest rate risk position.

Index

Excess cash on hand held as of June 30, 2014 resulted from the balance sheet management strategies noted above. This cash will be utilized to fund future growth.

As noted above, ALCO uses simulation modeling to analyze the Corporation’s net interest income sensitivity, as well as the Corporation’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which Management believes to be reasonable as of June 30, 2014. The model assumes changes in interest rates without any proactive change in the balance sheet by Management. In the model, the forecasted shape of the yield curve remains static as of June 30, 2014.

In an immediate and sustained 200 basis point increase in market rates at June 30, 2014, net interest income for year one would decline approximately six percent but improve approximately one-half of one percent for year two, compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at June 30, 2014, net interest income would decline approximately three percent in year one and six percent for year two, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Corporation’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at June 30, 2014.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change in
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)

+200	$215,515	$(42,567)	(16.49)%	9.70%	(117.1)
+100	240,638	(17,444)	(6.76)	10.47	(40.2)
Flat interest rates	258,082	—	—	10.87	—
-100	264,206	6,124	2.37	10.86	(1.0)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Index

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2014).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2014 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

