Form 10-Q
period 2014-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2014-11-10
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2014

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

Number of shares of Common Stock outstanding as of November 3, 2014:

12,289,185

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1A	Risk Factors	Page 58
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 58
Item 6	Exhibits	Page 58
2

Index

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands)

	(unaudited)	(audited)
	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$6,596	$6,534
Federal funds sold	101	101
Interest-earning deposits	114,124	28,512
Total cash and cash equivalents	120,821	35,147

Securities available for sale	269,550	268,447
FHLB and FRB stock, at cost	9,121	10,032

Loans held for sale, at fair value	351	2,001
Loans held for sale, at lower of cost or fair value	—	—
Loans	2,040,787	1,574,201
Less: Allowance for loan losses	18,299	15,373
Net loans	2,022,488	1,558,828

Premises and equipment	30,825	28,990
Other real estate owned	949	1,941
Accrued interest receivable	5,126	4,086
Bank owned life insurance	32,448	31,882
Deferred tax assets, net	11,661	9,762
Other assets	11,181	15,832
TOTAL ASSETS	$2,514,521	$1,966,948
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$383,268	$356,119
Interest-bearing deposits:
Interest-bearing deposits checking	558,537	378,340
Savings	111,897	115,785
Money market accounts	713,383	630,173
Certificates of deposit $100,000 and over	80,226	61,128
Certificates of deposit less than $100,000	85,608	90,705
Subtotal deposits	1,932,919	1,632,250
Interest-bearing demand – Brokered	138,000	10,000
Certificates of deposit - Brokered	132,500	5,000
Total deposits	2,203,419	1,647,250
Overnight borrowings with Federal Home Loan Bank	—	54,900
Federal Home Loan Bank advances	83,692	74,692
Capital lease obligation	9,734	8,754
Accrued expenses and other liabilities	12,646	10,695
Due to brokers, securities settlements	16,960	—
TOTAL LIABILITIES	2,326,451	1,796,291
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;
liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 21,000,000 shares; issued shares, 12,694,999 at September 30, 2014 and 12,196,695 at December 31, 2013; outstanding shares, 12,286,821 at September 30, 2014
and 11,788,517 at December 31, 2013	10,564	10,148
Surplus	147,737	140,699
Treasury stock at cost, 408,178 shares at September 30, 2014 and
December 31, 2013	(8,988)	(8,988)
Retained earnings	37,653	28,775
Accumulated other comprehensive income, net of income tax	1,104	23
TOTAL SHAREHOLDERS’ EQUITY	188,070	170,657
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$2,514,521	$1,966,948

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fee on loans	$17,969	$13,041	$51,059	$36,819
Interest on securities available for sale:
Taxable	960	1,141	2,998	3,503
Tax-exempt	162	199	555	591
Interest on loans held for sale	10	21	35	267
Interest-earning deposits	109	21	142	135
Total interest income	19,210	14,423	54,789	41,315
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	761	363	1,818	998
Interest on certificates of deposit over $100,000	175	191	492	618
Interest on other time deposits	732	253	1,434	812
Interest on borrowed funds	377	138	1,149	322
Interest on capital lease obligation	117	105	354	317
Total interest expense	2,162	1,050	5,247	3,067
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	17,048	13,373	49,542	38,248
Provision for loan losses	1,150	750	3,625	2,100
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	15,898	12,623	45,917	36,148
OTHER INCOME
Wealth management fee income	3,661	3,295	11,420	10,291
Service charges and fees	829	724	2,231	2,088
Bank owned life insurance	276	278	818	826
Gain on loans held for sale at fair value (Mortgage banking)	87	277	310	1,138
(Loss)/Gain on loans held for sale at lower of cost or
fair value	(7)	—	169	522
Other income	167	20	356	42
Securities gains, net	39	188	216	715
Total other income	5,052	4,782	15,520	15,622
OPERATING EXPENSES
Salaries and employee benefits	9,116	8,927	27,053	23,941
Premises and equipment	2,564	2,325	7,336	6,967
Other operating expense	3,013	2,913	9,573	9,629
Total operating expenses	14,693	14,165	43,962	40,537
INCOME BEFORE INCOME TAX EXPENSE	6,257	3,240	17,475	11,233
Income tax expense	2,393	1,276	6,797	4,367
NET INCOME	$3,864	$1,964	$10,678	$6,866

EARNINGS PER COMMON SHARE
Basic	$0.33	$0.22	$0.91	$0.77
Diluted	$0.32	$0.22	$0.90	$0.76
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING
Basic	11,841,777	8,950,931	11,723,873	8,910,514
Diluted	11,956,356	9,013,419	11,833,507	8,976,905

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$3,864	$1,964	$10,678	$6,866
Other comprehensive income/(loss):
Unrealized (losses)/gains on available for sale
securities:
Unrealized holding (losses)/gains arising
during the period	(477)	(204)	1,972	(5,336)
Less: Reclassification adjustment for net gains
included in net income	39	188	216	715
	(516)	(392)	1,756	(6,051)
Tax effect	190	160	(675)	2,472

Total other comprehensive (loss)/income	(326)	(232)	1,081	(3,579)

Total comprehensive income	$3,538	$1,732	$11,759	$3,287

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Nine Months Ended September 30, 2014

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Income	Total

Balance at January 1, 2014
11,788,517 common shares
outstanding	$10,148	$140,699	$(8,988)	$28,775	$23	$170,657
Net income				10,678		10,678
Net change in accumulated
other comprehensive
income					1,081	1,081
Issuance of restricted stock
151,695 shares	126	(126)				—
Amortization of restricted stock		1,156				1,156
Cash dividends declared on
common stock
($0.15 per share)				(1,800)		(1,800)
Common stock option expense		159				159
Common stock options
exercised and related tax
benefits, 14,483 shares	12	143				155
Sales of shares (Dividend
Reinvestment Program),
329,586 shares	275	5,639				5,914
Issuance of shares for
Profit Sharing Plan
3,781 shares	3	67				70
Balance at September 30, 2014
12,286,821 common shares
outstanding	$10,564	$147,737	$(8,988)	$37,653	$1,104	$188,070

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$10,678	$6,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,205	2,196
Amortization of premium and accretion of discount on securities, net	1,085	1,499
Amortization of restricted stock	1,156	304
Provision of loan losses	3,625	2,100
Provision for OREO losses	400	930
Provision for deferred taxes	(2,574)	3,999
Stock-based compensation	177	234
Gains on securities, available for sale	(216)	(715)
Loans originated for sale at fair value	(20,267)	(66,293)
Proceeds from sales of loans at fair value	22,227	73,168
Gains on loans held for sale at fair value	(310)	(1,138)
Net gains on loans held for sale at lower of cost or fair value	(169)	(522)
Gains on sale of other real estate owned	(139)	(2)
(Gains)/loss on disposal of fixed assets	(9)	49
Increase in cash surrender value of life insurance, net	(566)	(603)
Increase in accrued interest receivable	(1,040)	(153)
Decrease in other assets	4,651	4,002
Increase in accrued expenses, capital lease obligations
and other liabilities	1,706	3,536
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,620	29,457
INVESTING ACTIVITIES:
Maturities of securities available for sale	49,115	63,106
Proceeds from redemptions for FHLB & FRB stock	24,290	5,688
Call of securities available for sale	4,000	18,115
Sales of securities available for sale	27,416	42,839
Purchase of securities available for sale	(63,811)	(100,368)
Purchase of FHLB & FRB stock	(23,380)	(8,756)
Proceeds from sales of loans held for sale at lower of cost or fair value	68,025	14,271
Net increase in loans	(535,510)	(268,263)
Sales of other real estate owned	1,100	2,928
Purchase of premises and equipment	(2,813)	(1,237)
Disposal of premises and equipment	14	—
NET CASH USED IN INVESTING ACTIVITIES	(451,554)	(231,677)
FINANCING ACTIVITIES:
Net increase in deposits	556,169	56,136
Net decrease in overnight borrowings se in overnight borrowings	(54,900)	30,361
Proceeds from Federal Home Loan Bank advances	9,000	35,692
Repayments of Federal Home Loan Bank advances	—	(218)
Cash dividends paid on common stock	(1,800)	(1,348)
Exercise of Stock Options	155	17
Sales of shares (DRIP Program)	5,914	1,737
Purchase of shares for Profit Sharing Plan	70	130
NET CASH PROVIDED BY FINANCING ACTIVITIES	514,608	122,507
Net increase/(decrease) in cash and cash equivalents	85,674	(79,713)
Cash and cash equivalents at beginning of period	35,147	119,228
Cash and cash equivalents at end of period	$120,821	$39,515

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2013 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments necessary to present fairly the financial position as of September 30, 2014 and the results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 equity and cash flow statements for the nine months ended September 30, 2014 and 2013.

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

Stock-Based Compensation: The Corporation’s Stock Incentive Plans allow the granting of shares of the Corporation’s common stock as incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights. Grants have been made to directors, officers, and employees of the Corporation and its Subsidiaries. The options granted under these plans are exercisable at a price equal to the fair value of common stock on the date of grant and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant.

For the three months ended September 30, 2014 and 2013, the Corporation recorded total compensation cost for stock options of $53 thousand and $65 thousand respectively, with a recognized tax benefit of $5 thousand and $11 thousand for the quarters ended September 30, 2014 and 2013, respectively. The Corporation recorded total compensation cost for stock options for the nine months ended September 30, 2014 and 2013, of $159 thousand and $234 thousand, respectively, with a recognized tax benefit of $15 thousand for the nine months ended September 30, 2014 and $41 thousand for the nine months ended September 30, 2013. There was approximately $352 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at September 30, 2014. That cost is expected to be recognized over a weighted average period of 1.04 years.

For the Corporation’s stock option plans, changes in options outstanding during the nine months ended September 30, 2014 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2014	652,179	$21.30
Granted during 2014	9,000	18.86
Exercised during 2014	(14,483)	12.54
Expired during 2014	(278,107)	27.19
Forfeited during 2014	(15,257)	13.22
Balance, September 30, 2014	353,332	$17.30	5.63 years	$478
Vested and expected to vest (1)	323,806	$17.66	5.63 years	$312
Exercisable at September 30, 2014	243,977	$18.87	4.70 years	$66

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Corporation’s closing stock price on the last trading day of the third quarter of 2014 and the exercise price, multiplied by the number of in-the-money options). The Corporation’s closing stock price on September 30, 2014 was $17.50.

Index

For the third quarter of 2014, the per share weighted-average fair value of stock options granted was $7.77 compared to $6.89 for the same quarter of 2013 using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Dividend Yield	1.13%	1.09%	1.02%	1.31%
Expected volatility	40%	41%	40%	39%
Expected life	7 years	7 years	7 years	7 years
Risk-free interest rate	2.19%	1.88%	2.18%	1.13%

The Corporation also awards restricted stock to certain executives and certain key employees. In the third quarter of 2014, the Corporation issued 2,616 restricted stock awards, at a fair value equal to the market price of the Corporation’s common stock at the date of grant. The awards may vest fully during a period of up to three years after the date of award. In addition, awards granted in 2013 and prior years, vest in varying terms between three and five years. In December 2013, the Corporation granted restricted stock awards to the Chief Executive Officer, Chief Financial Officer and Chief Operations Officer, of which 50 percent vest in five years. The vesting of the other 50 percent is dependent on the Corporation meeting certain performance criteria. At December 31, 2013 and September 30, 2014, the Corporation believes that these targets would be met within the prescribed period so 100 percent of these awards are being expensed over a five-year period from the date of grant. For the three months ended September 30, 2014 and 2013, the Corporation recorded total compensation cost for restricted shares of $435 thousand and $264 thousand, respectively. For the nine months ended September 30, 2014 and 2013, the Corporation recorded total compensation cost for restricted stock awards of $1.2 million and $461 thousand respectively. As of September 30, 2014, there was approximately $4.7 million of unrecognized compensation cost related to non-vested restricted stock awards granted under the Corporation’s stock incentive plans, which is expected to be recognized over a weighted average period of 4.2 years.

Changes in non-vested, restricted common shares for 2014 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2014	253,540	$15.95
Granted during 2014	151,695	19.44
Vested during 2014	(36,755)	18.94
Forfeited during 2014	(3,748)	18.49
Balance, September 30, 2014	364,732	$17.08

On April 22, 2014, the shareholders of Peapack-Gladstone Financial Corporation approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for the granting of purchase rights of up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. Subject to certain eligibility requirements and restrictions, the ESPP allows employees to purchase shares during four three-month Offering Periods. Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between 1% and 15% of their compensation. At the end of each Offering Period on the Purchase Date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable Purchase Price. The Purchase Price is an amount equal to 85% of the closing market price of a share of common stock on the Purchase Date. During the Offering Period commencing on August 18, 2014, purchase rights for approximately 10,700 shares were granted with an aggregate fair value of $35 thousand, based on the Black-Scholes options pricing model. Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the period without penalty. For the three and nine month periods ending September 30, 2014, the Company recorded $17 thousand of share based compensation expense related to the ESPP.

Index

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2014	2013	2014	2013

Net income to common shareholders	$3,864	$1,964	$10,678	$6,866

Basic weighted-average common shares outstanding	11,841,777	8,950,931	11,723,873	8,910,514
Plus: common stock equivalents	114,579	62,488	109,634	66,391
Diluted weighted-average common shares outstanding	11,956,356	9,013,419	11,833,507	8,976,905
Net income per common share
Basic	$0.33	$0.22	$0.91	$0.77
Diluted	0.32	0.22	0.90	0.76

Stock options totaling 178,149 and 463,964 shares were not included in the computation of diluted earnings per share in the third quarters of 2014 and 2013, respectively, because they were considered antidilutive. Stock options totaling 191,945 and 479,827 shares were not included in the computation of diluted earnings per share in the nine months ended September 30, 2014 and 2013, respectively, because they were considered antidilutive.

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

Index

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of September 30, 2014 and December 31, 2013 follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$23,326	$15	$(212)	$23,129
Mortgage-backed securities – residential	194,879	2,416	(599)	196,696
State and political subdivisions	43,551	634	—	44,185
Single-issuer trust preferred security	2,999	—	(389)	2,610
CRA investment	3,000	—	(70)	2,930
Total	$267,755	$3,065	$(1,270)	$269,550

	December 31, 2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$15,986	$—	$(1,216)	$14,770
Mortgage-backed securities – residential	187,574	2,651	(1,145)	189,080
State and political subdivisions	58,849	565	(71)	59,343
Single-issuer trust preferred security	2,999	—	(629)	2,370
CRA investment	3,000	—	(116)	2,884
Total	$268,408	$3,216	$(3,177)	$268,447

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$6,292	$(39)	$8,817	$(173)	$15,109	$(212)
Mortgage-backed
securities-residential	50,554	(173)	25,329	(426)	75,883	(599)
State and political
subdivisions	—	—	—	—	—	—
Single-issuer trust
Preferred security	—	—	2,610	(389)	2,610	(389)
CRA investment fund	—	—	2,930	(70)	2,930	(70)
Total	$56,846	$(212)	$39,686	$(1,058)	$96,532	$(1,270)

	December 31, 2013
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$14,770	$(1,216)	$—	$—	$14,770	$(1,216)
Mortgage-backed
securities-residential	71,154	(1,142)	84	(3)	71,238	(1,145)
State and political
subdivisions	5,589	(71)	—	—	5,589	(71)
Single-issuer trust
Preferred security	—	—	2,370	(629)	2,370	(629)
CRA investment fund	2,884	(116)	—	—	2,884	(116)
Total	$94,397	$(2,545)	$2,454	$(632)	$96,851	$(3,177)

Index

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of September 30, 2014, the Corporation does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in unrealized loss position were determined to be other-than-temporarily impaired.

At September 30, 2014, the unrealized loss on the single-issuer trust preferred security of $389 thousand was related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at September 30, 2014.

3. LOANS

Loans outstanding, by general ledger classification, as of September 30, 2014 and December 31, 2013, consisted of the following:

		% of		% of
	September 30,	Totals	December 31,	Total
(In thousands)	2014	Loans	2013	Loans
Residential mortgage	$470,030	23.03%	$532,911	33.85%
Commercial mortgage	1,260,561	61.77	831,997	52.85
Commercial loans	225,814	11.07	131,795	8.37
Construction loans	6,025	0.30	5,893	0.38
Home equity lines of credit	48,200	2.36	47,905	3.04
Consumer loans, including fixed
rate home equity loans	27,597	1.35	21,852	1.39
Other loans	2,560	0.12	1,848	0.12
Total loans	$2,040,787	100.00%	$1,574,201	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of September 30, 2014 and December 31, 2013:

		% of		% of
	September 30,	Totals	December 31,	Total
(In thousands)	2014	Loans	2013	Loans
Primary residential mortgage	$482,631	23.69%	$546,827	34.82%
Home equity lines of credit	48,361	2.37	47,905	3.05
Junior lien loan on residence	12,450	0.61	13,114	0.84
Multifamily property	928,054	45.55	541,503	34.48
Owned-occupied commercial real estate	96,534	4.74	79,735	5.08
Investment commercial real estate	355,742	17.46	267,406	17.03
Commercial and industrial	83,782	4.11	51,638	3.29
Secured by farmland	190	0.01	197	.01
Commercial construction loans	4,735	0.23	5,893	0.37
Consumer and other loans	25,074	1.23	16,212	1.03
Total loans	$2,037,553	100.00%	$1,570,430	100.00%
Net deferred fees	3,234		3,771
Total loans including net deferred costs	$2,040,787		$1,574,201

Index

Included in the totals above for September 30, 2014 are $56 thousand of unamortized discount as compared to $396 thousand of unamortized discount for December 31, 2013.

In June of 2014, the Corporation sold $67 million of longer-duration, lower-coupon residential first mortgage loans as part of its strategy to de-emphasize residential first mortgage lending, while benefitting its liquidity and interest rate risk positions. Income for the nine months ended September 30, 2014, included the gain on sale of $169 thousand.

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential
mortgage	$6,342	$368	$476,289	$2,553	$482,631	$2,921
Home equity lines
of credit	110	—	48,251	147	48,361	147
Junior lien loan
on residence	201	—	12,249	122	12,450	122
Multifamily
property	—	—	928,054	7,440	928,054	7,440
Owner-occupied
commercial
real estate	2,076	—	94,458	1,879	96,534	1,879
Investment
commercial
real estate	12,715	419	343,027	4,118	355,742	4,537
Commercial and
industrial	377	278	83,405	860	83,782	1,138
Secured by
farmland	—	—	190	2	190	2
Commercial
construction	—	—	4,735	32	4,735	32
Consumer and
other	13	13	25,061	68	25,074	81
Total ALLL	$21,834	$1,078	$2,015,719	$17,221	$2,037,553	$18,299

	December 31, 2013
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$3,691	$126	$543,136	$2,235	$546,827	$2,361
Home equity lines
of credit	111	—	47,794	181	47,905	181
Junior lien loan
on residence	260	—	12,854	156	13,114	156
Multifamily
property	—	—	541,503	4,003	541,503	4,003
Owner-occupied
commercial
real estate	3,250	464	76,485	2,099	79,735	2,563
Investment
commercial
real estate	9,949	741	257,457	4,342	267,406	5,083
Commercial and
industrial	470	309	51,168	516	51,638	825
Secured by
farmland	—	—	197	3	197	3
Commercial
construction	—	—	5,893	120	5,893	120
Consumer and
other	13	13	16,199	65	16,212	78
Total ALLL	$17,744	$1,653	$1,552,686	$13,720	$1,570,430	$15,373

Index

Impaired loans include nonaccrual loans of $8.8 million at September 30, 2014 and $6.6 million at December 31, 2013. Impaired loans also include performing troubled debt restructured loans of $13.0 million at September 30, 2014 and $11.1 million at December 31, 2013. At September 30, 2014, the allowance allocated to troubled debt restructured loans totaled $906 thousand of which $257 thousand was allocated to nonaccrual loans. At December 31, 2013, the allowance allocated to troubled debt restructured loans totaled $1.6 million of which $720 thousand was allocated to nonaccrual loans. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of September 30, 2014. The Corporation has not committed to lend additional amounts as of September 30, 2014 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$4,400	$3,650	$—	$3,166	$52
Owned-occupied commercial real estate	2,217	2,076	—	2,817	62
Investment commercial real estate	6,557	6,477	—	5,521	117
Commercial and industrial	99	99	—	119	6
Home equity lines of credit	111	110	—	110	3
Junior lien loan on residence	326	201	—	233	4
Total loans with no related allowance	$13,710	$12,613	$—	$11,966	$244
With related allowance recorded:
Primary residential mortgage	$2,887	$2,692	$368	$1,298	$26
Investment commercial real estate	6,238	6,238	419	5,823	71
Commercial and industrial	303	278	278	295	5
Consumer and other	14	13	13	15	1
Total loans with related allowance	$9,442	$9,221	$1,078	$7,431	$103
Total loans individually evaluated for
impairment	$23,152	$21,834	$1,078	$19,397	$347

	December 31, 2013
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$3,777	$2,984	$—	$4,813	$55
Owned-occupied commercial real estate	1,346	1,193	—	1,893	36
Investment commercial real estate	5,000	5,000	—	314	4
Commercial and industrial	176	161	—	121	4
Home equity lines of credit	111	111	—	119	5
Junior lien loan on residence	370	260	—	312	5
Total loans with no related allowance	$10,780	$9,709	$—	$7,572	$109
With related allowance recorded:
Primary residential mortgage	$707	$707	$126	$636	$29
Owned-occupied commercial real estate	2,190	2,057	464	2,100	16
Investment commercial real estate	4,949	4,949	741	4,949	618
Commercial and industrial	323	309	309	269	4
Consumer and other	13	13	13	—	—
Total loans with related allowance	$8,182	$8,035	$1,653	$7,954	$667
Total loans individually evaluated for
impairment	$18,962	$17,744	$1,653	$15,526	$776

Index

The Corporation did not recognize any income on nonaccruing impaired loans for the three and nine months ended September 30, 2014 and 2013.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual (A)	Interest
Primary residential mortgage	$4,547	$—
Home equity lines of credit	110	—
Junior lien loan on residence	201	—
Owned-occupied commercial real estate	2,076	—
Investment commercial real estate	1,499	—
Commercial and industrial	344	—
Consumer and other	13	—
Total	$8,790	$—
(A)	September 30, 2014 amount includes a $1.5 million commercial nonaccrual loan that was paid in full on October 8, 2014.

	December 31, 2013
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$2,641	$—
Home equity lines of credit	111	—
Junior lien loan on residence	260	—
Owned-occupied commercial real estate	3,250	—
Commercial and industrial	355	—
Consumer and other	13	—
Total	$6,630	$—

The following tables present the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans, excluding nonaccrual loans:

	September 30, 2014
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$746	$153	$—	$899
Owner-occupied commercial real estate	—	245	—	245
Investment commercial real estate	1,133	—	—	1,133
Consumer and other	1	—	—	1
Total	$1,880	$398	$—	$2,278
19

Index

	December 31, 2013
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,443	$677	$—	$2,120
Home equity lines of credit	12	—	—	12
Owned-occupied commercial real estate	703	—	—	703
Investment commercial real estate	118	—	—	118
Total	$2,276	$677	$—	$2,953

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

Index

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of September 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$473,690	$1,372	$7,569	$—
Home equity lines of credit	48,251	—	110	—
Junior lien loan on residence	12,249	—	201	—
Multifamily property	925,335	1,888	831	—
Owned-occupied commercial real estate	90,029	510	5,995	—
Investment commercial real estate	324,517	11,804	19,421	—
Commercial and industrial	83,383	22	377	—
Farmland	190	—	—	—
Agricultural production loans	—	—	—	—
Commercial construction	4,585	150	—	—
Consumer and other loans	24,826	—	248	—
Total	$1,987,055	$15,746	$34,752	$—

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$540,609	$1,510	$4,708	$—
Home equity lines of credit	47,794	—	111	—
Junior lien loan on residence	12,854	—	260	—
Multifamily property	540,993	510	—	—
Owned-occupied commercial real estate	70,218	619	8,898	—
Investment commercial real estate	238,722	9,573	19,111	—
Commercial and industrial	51,144	23	471	—
Farmland	197	—	—	—
Commercial construction	4,340	1,553	—	—
Consumer and other loans	15,106	837	269	—
Total	$1,521,977	$14,625	$33,828	$—

At September 30, 2014, $21.8 million of substandard and special mention loans were also considered impaired as compared to December 31, 2013, when $17.7 million were also impaired.

Index

The activity in the allowance for loan losses for the three months ended September 30, 2014 is summarized below:

	July 1,				September 30,
	2014			Provision	2014
	Beginning			(Credit)	Ending
(In thousands)	ALLL	Charge-offs	Recoveries		ALLL
Primary residential mortgage	$3,002	$(105)	$—	$24	$2,921
Home equity lines of credit	176	24	—	(53)	147
Junior lien loan on residence	148	—	30	(56)	122
Multifamily property	6,288	—	—	1,152	7,440
Owned-occupied commercial real estate	1,839	(25)	—	65	1,879
Investment commercial real estate	4,597	—	4	(64)	4,537
Agricultural production loans	2	—	—	(2)	—
Commercial and industrial	1,041	—	21	76	1,138
Secured by farmland	2	—	—	—	2
Commercial construction	33	—	—	(1)	32
Consumer and other loans	76	(5)	1	9	81
Total ALLL	$17,204	$(111)	$56	$1,150	$18,299

The activity in the allowance for loan losses for the nine months ended September 30, 2014 is summarized below:

	January 1,				September 30,
	2014			Provision	2014
	Beginning			(Credit)	Ending
(In thousands)	ALLL	Charge-offs	Recoveries		ALLL
Primary residential mortgage	$2,361	$(150)	$—	$710	$2,921
Home equity lines of credit	181	—	—	(34)	147
Junior lien loan on residence	156	(1)	74	(107)	122
Multifamily property	4,003	—	—	3,437	7,440
Owned-occupied commercial real estate	2,563	(670)	80	(94)	1,879
Investment commercial real estate	5,083	—	12	(558)	4,537
Commercial and industrial	825	(97)	54	356	1,138
Secured by farmland	3	—	—	(1)	2
Commercial construction	120	—	—	(88)	32
Consumer and other loans	78	(7)	6	4	81
Total ALLL	$15,373	$(925)	$226	$3,625	$18,299

Index

The activity in the allowance for loan losses for the three months ended September 30, 2013 is summarized below:

	July 1,				September 30,
	2013			Provision	2013
	Beginning			(Credit)	Ending
(In thousands)	ALLL	Charge-offs	Recoveries		ALLL
Primary residential mortgage	$3,062	$(155)	$35	$(40)	$2,902
Home equity lines of credit	253	—	—	(15)	238
Junior lien loan on residence	71	(50)	2	179	202
Multifamily property	2,159	—	—	751	2,910
Owned-occupied commercial real estate	2,414	—	19	(358)	2,075
Investment commercial real estate	4,160	—	6	402	4,568
Commercial and industrial	1,130	—	12	(159)	983
Secured by farmland	3	—	—	(1)	2
Commercial construction	112	—	—	(2)	110
Consumer and other loans	74	(3)	2	(7)	66
Total ALLL	$13,438	$(208)	$76	$750	$14,056

The activity in the allowance for loan losses for the nine months ended September 30, 2013 is summarized below:

	January 1,				September 30,
	2013			Provision	2013
	Beginning			(Credit)	Ending
(In thousands)	ALLL	Charge-offs	Recoveries		ALLL
Primary residential mortgage	$3,047	$(611)	$48	$418	$2,902
Home equity lines of credit	267	—	—	(29)	238
Junior lien loan on residence	314	(345)	9	224	202
Multifamily property	1,305	—	11	1,594	2,910
Owned-occupied commercial real estate	2,509	—	57	(491)	2,075
Investment commercial real estate	4,155	—	18	395	4,568
Commercial and industrial	803	(15)	49	146	983
Secured by farmland	3	—	—	(1)	2
Commercial construction	240	—	1	(131)	110
Consumer and other loans	92	(7)	6	(25)	66
Total ALLL	$12,735	$(978)	$199	$2,100	$14,056

Troubled Debt Restructurings:

The Corporation has allocated $649 thousand and $913 thousand of specific reserves on accruing TDRs to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014 and December 31, 2013, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the nine month period ending September 30, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; a deferral of scheduled payments with an extension of the maturity date; a permanent reduction of the recorded investment in the loan; or some other modification or extension which would not be readily available in the market.

Index

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2014:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	3	$772	$772
Total	3	$772	$772

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ending September 30, 2014:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	5	$1,374	$1,374
Investment commercial real estate	2	2,787	2,787
Total	7	$4,161	$4,161

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ending September 30, 2013:

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

There were no loans that were modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the three months ended September 30, 2014 and 2013.

Index

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the nine month period ended September 30, 2014:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$54
Total	1	$54

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

4. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (FHLB) totaled $83.7 million and $74.7 million at September 30, 2014 and December 31, 2013, respectively, with a weighted average interest rate of 1.78 percent and 1.80 percent, respectively.

At September 30, 2014 advances totaling $71.7 million with a weighted average rate of 1.57 percent have fixed maturity dates. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $405.1 million at September 30, 2014.

Also at September 30, 2014, the Corporation had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $12.6 million at September 30, 2014.

Index

The final maturity dates of the Federal Home Loan Bank advances and other borrowings are scheduled as follows:

(In thousands)
2014	$—
2015	—
2016	21,897
2017	23,897
2018	34,898
Over 5 years	3,000
Total	$83,692

At September 30, 2014 there were no overnight borrowings with the Federal Home Loan Bank. At December 31, 2013 there were overnight borrowings with the Federal Home Loan Bank of $54.9 million.

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$16,207	$841	$17,048
Noninterest income	1,324	3,728	5,052
Total income	17,531	4,569	22,100

Provision for loan losses	1,150	—	1,150
Salaries and benefits	6,674	2,442	9,116
Premises and equipment expense	2,367	197	2,564
Other noninterest expense	2,102	911	3,013
Total noninterest expense	12,293	3,550	15,843
Income before income tax expense	5,238	1,019	6,257
Income tax expense	1,966	427	2,393
Net income	$3,272	$592	$3,864

Index

	Three Months Ended September 30, 2013
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$12,537	$836	$13,373
Noninterest income	1,427	3,355	4,782
Total income	13,964	4,191	18,155

Provision for loan losses	750	—	750
Salaries and benefits	6,975	1,952	8,927
Premises and equipment expense	2,181	144	2,325
Other noninterest expense	1,894	1,019	2,913
Total noninterest expense	11,800	3,115	14,915
Income before income tax expense	2,164	1,076	3,240
Income tax expense	850	426	1,276
Net income	$1,314	$650	$1,964

	Nine Months Ended September 30, 2014
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$46,733	$2,809	$49,542
Noninterest income	3,921	11,599	15,520
Total income	50,654	14,408	65,062

Provision for loan losses	3,625	—	3,625
Salaries and benefits	21,490	5,563	27,053
Premises and equipment expense	6,802	534	7,336
Other noninterest expense	6,338	3,234	9,573
Total noninterest expense	38,255	9,331	47,587
Income before income tax expense	12,399	5,077	17,475
Income tax expense	4,822	1,975	6,797
Net income	$7,576	$3,102	$10,678

Total assets for period end	$2,487,076	$27,445	$2,514,521

	Nine Months Ended September 30, 2013
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$35,602	$2,646	$38,248
Noninterest income	5,051	10,571	15,622
Total income	40,653	13,217	53,870

Provision for loan losses	2,100	—	2,100
Salaries and benefits	19,464	4,477	23,941
Premises and equipment expense	6,531	436	6,967
Other noninterest expense	6,311	3,318	9,629
Total noninterest expense	34,406	8,231	42,637
Income before income tax expense	6,247	4,986	11,233
Income tax expense	2,429	1,938	4,367
Net income	$3,818	$3,048	$6,866

Total assets for period end	$1,796,440	$1,264	$1,797,704

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as, the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral dependent impaired loans we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of September 30, 2014, all collateral dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old, except for one property that has an appraisal that is 14 months old. An updated appraisal had been ordered on the property but an administrative error caused a delay. The loan has been performing and was current at September 30, 2014.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$23,129	$—	$23,129	$—
Mortgage-backed securities-
residential	196,696	—	196,696	—
State and political subdivisions	44,185	—	44,185	—
Single-Issuer Trust Preferred	2,610	—	2,610	—
CRA investment fund	2,930	2,930	—	—
Loans held for sale, at fair value	351	—	351	—
Total	$269,901	$2,930	$266,971	$—
29

Index

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

The Corporation has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Corporation’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2014 and December 31, 2013.

The following tables present residential loans held for sale, at fair value for the periods indicated:

	September 30, 2014	December 31, 2013
Residential loans contractual balance	$345	$1,975
Fair value adjustment	6	26
Total fair value of residential loans held for sale	$351	$2,001

There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2014.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant observable
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential mortgage	$1,310	$—	$—	$1,310
OREO	580	—	—	580

	December 31,
(In thousands)	2013
Assets:
Impaired loans:
Primary residential mortgage	$85	$—	$—	$85
Owner occupied commercial real estate	1,593	—	—	1,593
OREO	980	—	—	980

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded investment of $1.5 million, with a valuation allowance of $172 thousand at September 30, 2014 and $2.1 million, with a valuation allowance of $471 thousand at December 31, 2013.

At both September 30, 2014 and December 31, 2013, OREO at fair value represents one commercial property. The Corporation recorded a valuation allowance of $400 thousand during the nine months ended September 30, 2014 and the Corporation recorded a valuation allowance of $930 thousand during the nine months ended September 30, 2013.

The carrying amounts and estimated fair values of financial instruments at September 30, 2014 are as follows:

		Fair Value Measurements at September 30, 2014 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$120,821	$120,321	$500	$—	$120,821
Securities available for sale	269,550	2,930	266,620	—	269,550
FHLB and FRB stock	9,121	—	—	—	N/A
Loans held for sale, at fair value	351	—	351	—	351
Loans, net of allowance for loan losses	2,022,488	—	—	2,000,355	2,000,355
Accrued interest receivable	5,126	—	754	4,372	5,126
Financial liabilities
Deposits	$2,203,419	$1,905,085	$296,727	$—	$2,201,812
Federal home loan bank advances	83,692	—	84,474	—	84,474
Accrued interest payable	402	95	307	—	402

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

Index

7. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
FDIC assessment	$350	$275	$928	$835
Wealth management division
other expense	404	384	1,404	1,285
Professional and legal fees	413	525	1,383	1,455
Loan expense	119	120	342	482
Provision for ORE losses	—	—	400	930
Other operating expenses	1,727	1,609	5,116	4,642
Total other operating expenses	$3,013	$2,913	$9,573	$9,629

8. OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the three months ended September 30, 2014 and 2013:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Three Months
	Balance at	Income	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2014	Reclassifications	Income	2014	2014

Net unrealized holding gain
on securities available for sale,
Net of tax	$1,430	$(300)	$(26)	$(326)	$1,104
Accumulated other
comprehensive income,
net of tax	$1,430	$(300)	$26	$(326)	$1,104

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2013	Reclassifications	Income	2013	2013

Net unrealized holding gain/(loss)
on securities available for sale,
Net of tax	$952	$(110)	$(122)	$(232)	$720
Accumulated other
comprehensive income/(loss),
net of tax	$952	$(110)	$(122)	$(232)	$720

Index

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2014 and 2013:

	Three Months Ended
	June 30,
(In thousands)	2014	2013	Affected Line Item in Statements of Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$39	$188	Securities gains, net
Income tax expense	(13)	(66)	Income tax expense
Total reclassifications, net of tax	$26	$122

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the nine months ended September 30, 2014 and 2013:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Nine Months
	Balance at	Income	Other	Ended	Balance at
	December 31,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2013	Reclassifications	Income	2014	2014

Net unrealized holding gain
on securities available for sale,
Net of tax	$23	$1,220	$(139)	$1,081	$1,104
Accumulated other
comprehensive income,
net of tax	$23	$1,220	$(139)	$1,081	$1,104

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2012	Reclassifications	Income	2013	2013

Net unrealized holding gain
on securities available for sale,
Net of tax	$4,299	$(3,114)	$(465)	$(3,579)	$720
Accumulated other
comprehensive income,
net of tax	$4,299	$(3,114)	$(465)	$(3,579)	$720

The following represents the reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(In thousands)	2014	2013	Affected Line Item in Statements of Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$216	$715	Securities gains, net
Income tax expense	(77)	(250)	Income tax expense
Total reclassifications, net of tax	$139	$465

Index

9. SUBSEQUENT EVENTS

The Corporation announced on October 23, 2014 that it filed a prospectus supplement with the Securities and Exchange Commission (the “SEC”) and entered into a Sales Agency Agreement with Sandler O’ Neill & Partners, L.P., as sales agent, under which the Company may sell up to $50,000,000 of its no par value common stock from time to time pursuant to an “at-the-market” equity offering.

Sales of the Company’s common shares under the at-the-market offering would be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices or as otherwise agreed with the sales agent. The Company intends to use the net proceeds from any sales of the common shares for general corporate purposes, which may include, among other things, funding the Company’s growth and expansion plans, working capital and pursuing strategic opportunities which may be presented from time to time.

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

Index

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Corporation intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Corporation recognized no other-than-temporary impairment charges in the three or nine months ended September 30, 2014 and 2013.

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Change
(In thousands, except per share data)	2014	2013	2014 v 2013
Results of Operations:
Interest income	$19,210	$14,423	$4,787
Interest expense	2,162	1,050	1,112
Net interest income	17,048	13,373	3,675
Provision for loan losses	1,150	750	400
Net interest income after provision
for loan losses	15,898	12,623	3,275
Other income	5,052	4,782	270
Other operating expense	14,693	14,165	528
Income before income tax expense	6,257	3,240	3,017
Income tax expense	2,393	1,276	1,117
Net income	$3,864	$1,964	$1,900

Per Share Data:
Basic earnings per common share	$0.33	$0.22	$0.11
Diluted earnings per common share	0.32	0.22	0.10

Average common shares outstanding	11,841,777	8,950,931	2,890,846
Diluted average common shares outstanding	11,956,356	9,013,419	2,942,937

Average equity to
average assets	7.52%	7.20%	0.32%
Return on average assets annualized	0.63	0.45	0.18
Return on average equity
annualized	8.35	6.28	2.07

Index

The following table presents certain key aspects of our performance for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,		Change
(In thousands, except per share data)	2014	2013	2014 v 2013
Results of Operations:
Interest income	$54,789	$41,315	$13,474
Interest expense	5,247	3,067	2,180
Net interest income	49,542	38,248	11,294
Provision for loan losses	3,625	2,100	1,525
Net interest income after provision
for loan losses	45,917	36,148	9,769
Other income	15,520	15,622	(102)
Other operating expense	43,962	40,537	3,425
Income before income tax expense	17,475	11,233	6,242
Income tax expense	6,797	4,367	2,430
Net income	$10,678	$6,866	$3,812

Per Share Data:
Basic earnings per common share	$0.91	$0.77	$0.14
Diluted earnings per common share	0.90	0.76	0.14

Average common shares outstanding	11,723,873	8,910,514	2,813,359
Diluted average common shares outstanding	11,833,507	8,976,905	2,856,602

Average equity to
average assets	7.93%	7.43%	0.50%
Return on average assets annualized	0.63	0.55	0.08
Return on average equity
annualized	7.95	7.35	0.60

The earnings per share calculations for the three months and nine months ended September 30, 2014 included all of the 2.47 million shares issued in the December 12, 2013 capital raise.

	At September 30,		Change
	2014	2013	2014 v 2013
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	13.36%	12.55%	0.81%
Tier I Leverage ratio	7.57	7.20	0.37
Average loans to average deposits year-to-date	93.34	80.85	12.49
Allowance for loan losses to total
Loans	0.90	1.01	(0.11)
Allowance for loan losses to
nonperforming loans	208.18	203.98	4.20
Nonperforming loans to total loans	0.43	0.49	(0.06)
Noninterest bearing deposits to
total deposits	17.39	21.99	(4.60)
Time deposits to total deposits	13.54	10.25	3.29

For the third quarter of 2014, the Corporation recorded net income of $3.9 million compared to $2.0 million for the same quarter of 2013. For the three months ended September 30, 2014 and 2013, diluted earnings per common share were $0.32 and $0.22, respectively. Annualized return on average assets was 0.63 percent and annualized return on average common equity was 8.35 percent for the third quarter of 2014, as compared to 0.45 percent and 6.28 percent for the third quarter of 2013.

The Corporation recorded net income of $10.7 million for the nine months ended September 30, 2014 compared to $6.9 million for the same period of 2013. Diluted earnings per common share were $0.90 and $0.76 for the first nine months of 2014 and 2013, respectively. Annualized return on average assets was 0.63 percent and annualized return on average common equity was 7.95 percent for the nine months ended September 30, 2014, as compared to 0.55 percent and 7.35 percent for the nine months ended September 30, 2013.

Index

For the three and nine months ended September 30, 2014, increased earnings were due to increased net interest income, due principally to the Corporation’s loan growth, and increased wealth management fee income partially offset by increased provision for loan losses, lower gains on mortgage loans sold and increased expenses largely due to costs associated with the continued implementation of the Strategic Plan.

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

The following table summarizes the Company’s net interest income and related spread and margin, on a fully tax-equivalent basis, for the periods indicated:

	Three Months Ended September 30,
(In thousands)	2014	2013
Net interest income	$17,172	$13,526
Interest rate spread	2.79%	3.20%
Net interest margin	2.89	3.28

	Nine Months Ended September 30,
(In thousands)	2014	2013
Net interest income	$49,960	$38,702
Interest rate spread	2.97%	3.18%
Net interest margin	3.06	3.26

Loan growth, principally from multifamily and commercial mortgages, over the past 15 months was the primary reason net interest income grew for the three and nine months ended September 30, 2014. Net interest margin for the third quarter of 2014, as well as for the nine months ended September 30, 2014, declined when compared to the same 2013 periods partially due to the maintenance of much larger average interest earning deposit/cash balances, as the Company has decided to maintain greater liquidity on its balance sheet, in light of its growth. Margin also continues to be affected by low market yields as well as competitive pressures in attracting new loans and deposits.

Index

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	September 30,		September 30,
	2014		2013
Residential mortgage loans retained	$20,540		$31,517
Residential mortgage loans sold	5,561		13,516
Total residential mortgage loans	26,101		45,033

Commercial real estate loans	3,208		20,357
Multifamily properties	105,584		143,727
Commercial loans	74,029	(A)	40,654
Total commercial loans	182,821		204,738

Installment loans	9,410		2,489

Home equity lines of credit	2,550	(A)	3,982

Total loans closed	$220,882		$256,242

(A)	Includes lines of credit that closed in the period, but not necessarily funded.

	For the Nine Months Ended
	September 30,		September 30,
	2014		2013
Residential mortgage loans retained	$49,438		$100,299
Residential mortgage loans sold	19,916		65,569
Total residential mortgage loans	69,354		165,868

Commercial real estate loans	39,224		46,927
Multifamily properties	480,664		242,252
Commercial loans	152,654	(A)	65,400
Total commercial loans	672,542		354,579

Installment loans	16,471		4,915

Home equity lines of credit	13,927	(A)	11,053

Total loans closed	$772,294		$536,415

(A)	Includes lines of credit that closed in the period, but not necessarily funded.

Index

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	September 30, 2014			September 30, 2013
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$192,207	$960	2.00%	$237,559	$1,141	1.92%
Tax-exempt (1) (2)	47,701	268	2.25	54,465	328	2.41
Loans held for sale	1,026	10	3.90	1,617	21	5.27
Loans (2) (3):
Mortgages	464,227	3,879	3.34	543,722	4,611	3.39
Commercial mortgages	1,231,798	11,790	3.83	595,073	6,453	4.34
Commercial	166,092	1,597	3.85	108,042	1,264	4.68
Commercial construction	6,029	65	4.31	8,173	105	5.14
Installment	24,965	249	3.99	19,672	216	4.39
Home equity	48,371	394	3.26	47,562	401	3.37
Other	563	13	9.24	598	15	10.03
Total loans	1,942,045	17,987	3.70	1,322,842	13,065	3.95
Federal funds sold	101	—	0.10	101	—	0.10
Interest-earning deposits	197,705	109	0.22	35,168	21	0.24
Total interest-earning assets	2,380,785	19,334	3.25%	1,651,752	14,576	3.53%
Noninterest-earning assets:
Cash and due from banks	6,262			5,962
Allowance for loan losses	(17,720)			(13,615)
Premises and equipment	30,985			28,984
Other assets	60,717			65,163
Total noninterest-earning assets	80,244			86,494
Total assets	$2,461,029			$1,738,246
LIABILITIES:
Interest-bearing deposits:
Checking	$541,920	$232	0.17%	$349,392	$73	0.08%
Money markets	689,721	430	0.25	580,819	275	0.19
Savings	113,802	15	0.05	115,711	15	0.05
Certificates of deposit - retail	158,472	357	0.90	160,347	429	1.07
Subtotal interest-bearing deposits	1,503,915	1,034	0.28	1,206,269	792	0.26
Interest-bearing demand - brokered	138,000	84	0.24	—	—	—
Certificates of deposit - brokered	144,872	550	1.52	5,000	15	1.20
Total interest-bearing deposits	1,786,787	1,668	0.37	1,211,269	807	0.27
Borrowings	83,692	377	1.80	45,149	138	1.22
Capital lease obligation	9,770	117	4.79	8,828	105	4.76
Total interest-bearing liabilities	1,880,249	2,162	0.46	1,265,246	1,050	0.33
Noninterest-bearing liabilities:
Demand deposits	383,423			337,684
Accrued expenses and
other liabilities	12,165			10,241
Total noninterest-bearing liabilities	395,588			347,925
Shareholders’ equity	185,192			125,075
Total liabilities and
shareholders’ equity	$2,461,029			$1,738,246
Net interest income
(tax-equivalent basis)		17,172			13,526
Net interest spread			2.79%			3.20%
Net interest margin (4)			2.89%			3.28%
Tax equivalent adjustment		(124)			(153)
Net interest income		$17,048			$13,373

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

Average Balance Sheet

Unaudited

Nine Months Ended

	September 30, 2014			September 30, 2013
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$196,313	$2,998	2.04%	$235,677	$3,503	1.98%
Tax-exempt (1) (2)	55,209	917	2.21	51,582	974	2.52
Loans held for sale	1,124	35	4.17	6,950	268	5.14
Loans (2) (3):
Mortgages	497,692	12,635	3.38	533,697	14,065	3.51
Commercial mortgages	1,108,732	31,943	3.84	504,444	16,888	4.46
Commercial	147,666	4,442	4.01	107,095	3,752	4.67
Commercial construction	5,989	197	4.39	8,853	317	4.77
Installment	22,906	710	4.13	20,228	670	4.42
Home equity	47,569	1,149	3.22	47,447	1,153	3.24
Other	562	39	9.25	605	44	9.70
Total loans	1,831,116	51,115	3.72	1,222,369	36,889	4.02
Federal funds sold	101	—	0.10	101	—	0.10
Interest-earning deposits	94,120	142	0.20	68,211	135	0.26
Total interest-earning assets	2,177,983	55,207	3.38%	1,584,890	41,769	3.51%
Noninterest-earning assets:
Cash and due from banks	6,548			5,887
Allowance for loan losses	(17,012)			(13,406)
Premises and equipment	30,966			29,344
Other assets	60,216			70,674
Total noninterest-earning assets	80,718			92,499
Total assets	$2,258,701			$1,677,389
LIABILITIES:
Interest-bearing deposits:
Checking	$458,811	$438	0.13%	$351,975	$225	0.09%
Money markets	666,986	1,137	0.23	561,713	729	0.17
Savings	115,746	45	0.05	113,486	44	0.05
Certificates of deposit - retail	154,091	1,081	0.94	166,235	1,385	1.11
Subtotal interest-bearing deposits	1,395,634	2,701	0.26	1,193,409	2,383	0.27
Interest-bearing demand - brokered	117,348	198	0.22	—	—	—
Certificates of deposit - brokered	86,986	845	1.30	5,000	45	1.20
Total interest-bearing deposits	1,599,968	3,744	0.31	1,198,409	2,428	0.27
Borrowings	97,359	1,149	1.57	23,226	322	1.85
Capital lease obligation	9,861	354	4.79	8,882	317	4.76
Total interest-bearing liabilities	1,707,188	5,247	0.41	1,230,517	3,067	0.33
Noninterest-bearing liabilities:
Demand deposits	361,726			313,420
Accrued expenses and
other liabilities	10,597			8,887
Total noninterest-bearing liabilities	372,323			322,307
Shareholders’ equity	179,190			124,565
Total liabilities and
shareholders’ equity	$2,258,701			$1,677,389
Net interest income
(tax-equivalent basis)		49,960			38,702
Net interest spread			2.97%			3.18%
Net interest margin (4)			3.06%			3.26%
Tax equivalent adjustment		(418)			(454)
Net interest income		$49,542			$38,248

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

			Compared With
	Three Months		Three months ended
	Ended September 30, 2014		September 30, 2013
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(245)	$4	$(241)
Loans	6,132	(1,210)	4,922
Loans held for sale	(5)	(6)	(11)
Federal funds sold	—	—	—
Interest-earning deposits	90	(2)	88
Total interest income	$5,972	$(1,214)	$4,758
LIABILITIES:
Checking	$218	$26	$244
Money market	77	77	154
Savings	—	—	—
Certificates of deposit	525	(62)	463
Borrowed funds	286	(47)	239
Capital lease obligation	11	1	12
Total interest expense	$1,117	$(5)	$1,112
Net interest income	$4,855	$(1,209)	$3,646

			Compared With
	Nine Months		Nine months ended
	Ended September 30, 2014		September 30, 2013
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(447)	$(115)	$(562)
Loans	18,035	(3,809)	14,226
Loans held for sale	(182)	(51)	(233)
Federal funds sold	—	—	—
Interest-earning deposits	43	(36)	7
Total interest income	$17,449	$(4,011)	$13,438
LIABILITIES:
Checking	$412	$(1)	$411
Money market	196	211	407
Savings	2	—	2
Certificates of deposit	698	(202)	496
Borrowed funds	978	(151)	827
Capital lease obligation	33	4	37
Total interest expense	$2,319	$(139)	$2,180
Net interest income	$15,130	$(3,872)	$11,258

Interest income on earning assets, on a fully tax-equivalent basis, totaled $19.3 million for the third quarter of 2014 compared to $14.6 million for the same quarter of 2013, reflecting an increase of $4.8 million or 32.6 percent from the third quarter in 2013. Average earning assets totaled $2.38 billion for the third quarter of 2014, an increase of $729.0 million or 44.1 percent from the same period of 2013. The commercial mortgage portfolio increased $636.7 million from the third quarter of 2013, averaging $1.23 billion for the same quarter of 2014. The increase was attributable to the addition of seasoned banking professionals over the course of 2013; a more concerted focus on the client service aspect of the lending process; more of a focus on New Jersey markets; and a focus on New York City multifamily markets beginning in mid-2013. The increase was also due to demand from borrowers looking to refinance multifamily and other commercial mortgages held by other institutions.

Index

For the quarters ended September 30, 2014 and 2013, the average rates earned on earning assets was 3.25 percent and 3.53 percent, respectively, a decrease of 28 basis points. The decline in the average rates on earning assets was partially due to the maintenance of much larger average interest earning deposit/cash balances as the Company has decided to maintain greater liquidity on its balance sheet, in light of its growth. The decline in the average rate was also affected by the continued effect of low market yields, as well as competitive pressures in attracting new loans and deposits, partially offset by a shift in mix from lower yielding securities into higher yielding loans.

For the third quarter of 2014, total deposits averaged $2.17 billion, increasing $621.3 million or 40.1 percent from the average balance for the same period of 2013. Growth in customer deposits (non-brokered deposits) has come from the addition of seasoned banking professionals over the course of 2013 and 2014, including relationship bankers and private bankers; an intense focus on providing high-touch client service; and a new full array of treasury management products that support core deposit growth.  Brokered certificates of deposit are generally medium/longer term and have been used in the Company’s interest rate risk management practices. Brokered interest-bearing demand deposits have been utilized in the Company’s liquidity management. These deposits are more cost effective than other short term alternatives and do not require any pledging of collateral. These deposits have generally funded the Company’s larger average interest earning deposit/cash balances previously discussed. The Company does have available ample available collateralized liquidity as a backup to these short-term brokered deposits. Average rates paid on interest-bearing deposits were 37 basis points and 27 basis points for the third quarters of 2014 and 2013, respectively.

There were no overnight borrowings from the Federal Home Loan Bank of New York for the third quarter of 2014 compared to $18.9 million for the same quarter of 2013. For the third quarters of 2014 and 2013, average other borrowings totaled $83.7 million and $26.2 million, respectively, increasing $57.5 million when compared to the same period of 2013. The Company has utilized medium/longer term Federal Home Loan Bank advances in its interest rate risk management.

For the nine months ended September 30, 2014, the Corporation recorded net interest income, on a fully tax-equivalent basis, of $50.0 million compared to $38.7 million for the same period of 2013, an increase of $11.3 million or 29.1 percent. The net interest margin was 3.06 percent for the nine months ended September 30, 2014, compared to 3.26 percent for the same period last year.

Interest income on earning assets, on a fully tax-equivalent basis, for the nine months ended September 30, 2014 and 2013, totaled $55.2 million and $41.8 million, respectively, reflecting an increase of $13.4 million or 32.2 percent from the nine months of 2013 to the nine months ended September 30, 2014. Average earning assets increased $593.1 million from the nine months ended September 30, 2013 to $2.18 billion for the nine months ended September 30, 2014. The commercial mortgage portfolio more than doubled, from the year ago period, to an average $1.11 billion for the nine months ended September 30, 2014. The increase was attributable to the addition of seasoned banking professionals over the course of 2013 and 2014; a more concerted focus on the client service aspect of the lending process; more of a focus on New Jersey markets; and a focus on New York City multifamily markets beginning in mid-2013. The increase was also due to demand from borrowers looking to refinance multifamily and other commercial mortgages held by other institutions.

For the nine months ended September 30, 2014, the average rates earned on earning assets was 3.38 percent compared to 3.51 percent for the same period of 2013, a decline of 13 basis points. The decline in the average rates on earning assets was partially due to the maintenance of much larger average interest earning deposit/cash balances discussed previously. The decline in the average rate was also affected by the continued effect of low market yields, as well as competitive pressures in attracting new loans and deposits, partially offset by a shift in mix from lower yielding securities into higher yielding loans.

Index

For the first nine months of 2014, total deposits averaged $1.96 billion, increasing $449.9 million or 29.8 percent from the average balance for the same period of 2013. Growth in customer deposits (non-brokered deposits) has come from the addition of seasoned banking professionals over the course of 2013 and 2014, including relationship bankers and private bankers; an intense focus on providing high touch client service; and a new full array of treasury management products that support core deposit growth. Brokered certificates of deposit are generally medium/longer term and have been used in the Company’s interest rate risk management practices. Brokered interest-bearing demand deposits have been utilized in the Company’s liquidity management. These deposits are more cost effective than other short term alternatives and do not require any pledging of collateral. These deposits have generally funded the Company’s larger average interest earning deposit/cash balances previously discussed. For the nine months ended September 30, 2014 and 2013, average rates paid on interest-bearing deposits were 31 basis points and 27 basis points, respectively.

Overnight borrowings from the Federal Home Loan Bank of New York averaged $14.5 million for the first nine months of 2014 compared to $6.4 million for the same period of 2013. For the nine months ended September 30, 2014, average other borrowings totaled $82.8 million compared to $16.8 million for the nine months ended September 30, 2103 increasing $66.0 million when compared to the same period of 2013. The Company has utilized medium/longer term Federal Home Loan Bank advances in its interest rate risk management.

OTHER INCOME: The following table presents the major components of other income:

	Three Months Ended September 30,		Change
(In thousands)	2014	2013	2014 v 2013

Service charges and fees	$829	$724	$105
Gain on sale of loans (mortgage banking)	87	277	(190)
Loss on sale of loans at lower of
cost or market	(7)	—	(7)
Bank owned life insurance	276	278	(2)
Securities gains	39	188	(149)
Other income	167	20	147
Total other income	$1,391	$1,487	$(96)

	Nine Months Ended September 30,		Change
(In thousands)	2014	2013	2014 v 2013

Service charges and fees	$2,231	$2,088	$143
Gain on sale of loans (mortgage banking)	310	1,138	(828)
Gain on sale of loans at lower of
cost or market	169	522	(353)
Bank owned life insurance	818	826	(8)
Securities gains	216	715	(499)
Other income	356	42	314
Total other income	$4,100	$5,331	$(1.231)

Service charges and fees for the three and nine months ended September 30, 2014 reflected slight improvement compared to the same periods last year, partially due to increased income associated with a new set of checking products put in place in the middle of 2014.

For the three and nine months ended September 30, 2014 and continuing a trend that began in the middle of 2013 with an increase in mortgage rates, the Corporation experienced continued low levels of mortgage banking income, as expected and for which Management had expected and planned for. This resulted in a decrease in residential mortgage loan originations and lower levels of mortgage banking income. Additionally, a shift in the Company’s strategy, emphasizing shorter duration mortgage loans for relationship purposes and de-emphasizing origination for sale, also contributed to lower levels of mortgage banking income.

Index

As part of the Corporation’s strategy to de-emphasize residential mortgage lending and benefit its liquidity and interest rate risk positions, the Corporation sold $67 million of longer-duration, lower coupon first mortgage loans over the nine months of 2014. The sales also benefitted earnings for the nine month period as a net $169 thousand gain on sale of loans held at lower of cost or market was recorded. A gain of $522 thousand was recognized in the first nine months of 2013 on the sale of classified loans which were held for sale at the lower of cost or market as of December 31, 2012.

Securities gains were $39 thousand and $188 thousand for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, the Corporation recorded securities gains of $216 thousand compared to $715 thousand for the same 2013 period. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the short duration of the securities portfolio, sales have been employed less often in recent periods.

Other income for the nine month period of 2014 increased partially due to increased letter of credit fees, increased unused credit line fees and increased loan servicing income, all associated with the Company’s growth. Additionally the 2014 periods included net gains on dispositions of OREO properties.

Index

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended September 30,		Change
(In thousands)	2014	2013	2014 v 2013
Salaries and employee benefits	$9,116	$8,927	$189
Premises and equipment	2,564	2,325	239
Other Operating Expenses:
FDIC assessment	350	275	75
Wealth management division
other expense	404	384	20
Professional and legal fees	413	525	(112)
Loan expense	119	120	(1)
Telephone	225	170	55
Advertising	162	131	31
Postage	99	95	4
Other operating expenses	1,241	1,213	28
Total operating expenses	$14,693	$14,165	$528

	Nine Months Ended September 30,		Change
(In thousands)	2014	2013	2014 v 2013
Salaries and employee benefits	$27,053	$23,941	$3,112
Premises and equipment	7,336	6,967	369
Other Operating Expenses:
FDIC assessment	928	835	93
Wealth management division
other expense	1,404	1,285	119
Professional and legal fees	1,383	1,455	(72)
Loan expense	342	482	(140)
Telephone	688	528	160
Advertising	369	394	(25)
Postage	294	299	(5)
Provision for ORE losses	400	930	(530)
Other operating expenses	3,765	3,421	344
Total operating expenses	$43,962	$40,537	$3,425

For the third quarters of 2014 and 2013, the Corporation recorded operating expenses of $14.7 million and $14.2 million, respectively, an increase of $528 thousand or 3.7 percent. Salary and benefits expense increased $189 thousand or 2.1 percent to $9.1 million for the third quarter of 2014. In addition to normal salary increases and increased bonus/incentive accruals, the increase is largely due to the Company’s growth and its strategic hiring in line with the Company’s Strategic Plan, including private bankers, relationship bankers, commercial lenders, wealth advisors, risk management professionals and various support staff. The third quarter of 2013 included approximately $933 thousand of compensations expense accruals related to the retirement of two senior officers. For the third quarter of 2014, premises and equipment expense increased $239 thousand or 10.3 percent due to increased expense associated with the Princeton and Teaneck offices. Professional and legal fees declined $112 thousand or 21.3 percent from $525 thousand for the third quarter of 2013 to $413 thousand for the same quarter of 2014 due to lower consulting fees related to strategic initiatives as well as decreased legal fees.

Index

The Corporation recorded operating expenses of $44.0 million for the nine months ended September 30, 2014 compared to $40.5 million for the same period of 2013, an increase of $3.4 million or 8.4 percent. The largest of these expenses, salary and benefits expense, was $27.1 million and $23.9 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $3.1 million or 13.0 percent. As noted above, the increase is largely due to strategic hiring, normal salary increases and increased bonus and incentive accruals. The nine months of 2013 included approximately $933 thousand of compensations expense accruals related to the retirement of two senior officers. Premises and equipment expense totaled $7.3 million for the nine months ended September 30, 2014, an increase of $369 thousand or 5.3 percent over the $7.0 million recorded in the same period of 2013 and was due to increased occupancy costs associated with the new Princeton and Teaneck Private Banking offices. Loan expense declined $140 thousand or 29 percent from the first nine months of 2013 to $342 thousand for the nine months ended September 30, 2014 and is attributed to a decline in problem loan expense. Professional and legal fee expense was $1.4 million and $1.5 million for the nine months ended September 30, 2014 and 2013, respectively, declining $72 thousand or 4.9 percent. As noted above, the Corporation reduced consulting expenses associated with implementing its Strategic Plan. The Corporation recorded a $930 thousand write down in the first nine months of 2013 on one of its ORE properties and an additional $400 thousand during the same period of 2014.

The Corporation strives to operate in an efficient manner and control costs. However, expense increases that were contemplated with the Company’s strategy, Expanding Our Reach, are tracking consistent with projections. The Company expects that the trend of higher operating expenses will continue as it closes out 2014 and goes into 2015, as it brings on high caliber revenue producers, and continues to invest in infrastructure in line with its Strategic Plan. Further, the Company generally expects revenue and profitability related to new personnel to lag those expenses by several quarters. It is important to note, however, that the Company has seen an improvement in quarterly revenue since launching its Plan, particularly in the recent quarters, as the Plan began to gain momentum.

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

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the quarters ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Change
(In thousands)	2014	2013	2014 v 2013

Total fee income	$3,661	$3,295	$366

Salaries and benefits (included in
Operating Expenses section above)	2,442	1,952	490

Other operating expense (included in
Operating Expenses section above)	1,108	1,163	(55)

Index

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,		Change
(In thousands)	2014	2013	2014 v 2013

Total fee income	$11,420	$10,291	$1,129

Salaries and benefits (included in
Operating Expenses section above)	5,563	4,477	1,086

Other operating expense (included in
Operating Expenses section above)	3,768	3,754	14

Assets under administration
(market value)	$2,857,727	$2,581,813	$275,914

The market value of assets under administration for the Private Wealth Management Division was approximately $2.86 billion at September 30, 2014 compared to $2.58 billion at September 30, 2013, reflecting an increase of 10.7 percent.

The Private Wealth Management Division generated fee income of $3.7 million for the third quarter of 2014 compared to $3.3 million for the same quarter of 2013, an increase of $366 thousand or 11.1 percent. For the first nine months of 2014, the Private Wealth Management Division generated fee income of $11.4 million, an increase of $1.1 million, or 11.0 percent, when compared to $10.3 million for the same 2013 period. The increase reflects increased relationships, a greater mix of higher margin business and an improvement in the market value of assets under management.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Private Wealth Management Division, operating expenses relative to the Private Wealth Management Division totaled $3.6 million and $3.1 million for the third quarters of 2014 and 2013, respectively, an increase of $435 thousand or 14.0 percent. For the nine months ended September 30, 2014, other expenses for the Private Wealth Management Division totaled $9.3 million compared to $8.2 million for the same period in 2013, an increase of $1.1 million, or 13.4 percent. Increased expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue producing personnel. Revenue and profitability related to the new personnel will generally lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

Index

NONPERFORMING ASSETS: Other real estate owned (OREO), loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets. These assets totaled $9.7 million and $8.6 million at September 30, 2014 and December 31, 2013, respectively.

The following table sets forth asset quality data on the dates indicated (in thousands):

	As of
	Sept. 30,	June 30,	March 31,	Dec 31,	Sept 30,
	2014	2014	2014	2013	2013
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans (A)	8,790	6,536	7,473	6,630	6,891
Other real estate owned	949	1,036	2,062	1,941	2,759
Total nonperforming assets (A)	$9,739	$7,572	$9,535	$8,571	$9,650

Accruing TDR’s	$13,045	$12,730	$12,340	$11,114	$6,133

Loans past due 30 through 89
days and still accruing	$2,278	$1,536	$5,027	$2,953	$2,039

Classified loans (A)	$34,752	$34,929	$35,075	$33,827	$32,430

Impaired loans (A)	$21,834	$19,813	$19,814	$17,744	$16,794

Nonperforming loans as a % of
total loans (A)	0.43%	0.35%	0.42%	0.42%	0.49%
Nonperforming assets as a % of
total assets (A)	0.39%	0.32%	0.42%	0.44%	0.54%
Nonperforming assets as a % of
total loans plus other real
estate owned (A)	0.48%	0.40%	0.54%	0.54%	0.69%

(A)	September 30, 2014 amount includes a $1.5 million commercial nonaccrual loan that was paid in full on October 8, 2014.

We do not hold and have not made or invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES: The provision for loan losses was $1.2 million for the third quarter of 2014 and $750 thousand for the same quarter of 2013. For the nine months ended September 30, 2014 and 2013 the provision for loan losses was $3.6 million and $2.1 million, respectively. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $1.2 million in the third quarter of 2014 was primarily related to loan growth experienced by the Corporation.

The overall allowance for loan losses was $18.3 million as of September 30, 2014 compared to $15.4 million at December 31, 2013. As a percentage of loans, the allowance for loan losses was 0.90 percent as of September 30, 2014 and 0.98 percent as of December 31, 2013. The specific reserves on impaired loans have decreased to $1.1 million at September 30, 2014 compared to $1.7 million as of December 31, 2013. Total impaired loans were $21.8 million and $17.7 million as of September 30, 2014 and December 31, 2013, respectively. The general component of the allowance increased from $13.7 million at December 31, 2013 to $17.2 million at September 30, 2014. As a percentage of non-impaired loans, the general reserve declined three basis points to 0.85 percent at September 30, 2014 from 0.88 percent at December 31, 2013. Although the Corporation has experienced loan growth, there has been a shift in the loan portfolio to less risky loans, such as commercial mortgage loans secured by multifamily properties, from the riskier loans that carry higher general reserves.

Index

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands)	2014	2014	2014	2013	2013
Allowance for loan losses:
Beginning of period	$17,204	$16,587	$15,373	$14,056	$13,438
Provision for loan losses	1,150	1,150	1,325	1,325	750
Charge-offs, net	(55)	(533)	(111)	(8)	(132)
End of period	$18,299	$17,204	$16,587	$15,373	$14,056

Allowance for loan losses as
a % of total loans	0.90%	0.92%	0.94%	0.98%	1.01%
Allowance for loan losses as
a % of nonperforming loans	208.18%	263.22%	221.96%	231.87%	203.98%

INCOME TAXES: For the third quarters of 2014 and 2013, income tax expense as a percentage of pre-tax income was 38 percent and 39 percent, respectively. For the nine months ended September 30, 2014 and 2013, income tax expense as a percentage of pre-tax income was 39 percent for both periods.

CAPITAL RESOURCES: The Corporation’s total shareholders’ equity at September 30, 2014 was $188.1 million as compared to $170.7 million at December 31, 2013. Capital in the September 2014 nine month period was benefitted by net income of $10.7 million and by nearly $5.9 million of discretionary share purchases by participants in the Dividend Reinvestment Plan.

Throughout 2014 the Company continually employed the capital raised in December 2013 by maintaining a program of significant loan growth.

On October 23, 2014, the Corporation announced that it filed a prospectus supplement with the Securities and Exchange Commission (the “SEC”) and entered into a Sales Agency Agreement with Sandler O’ Neill & Partners, L.P., as sales agent, under which the Company may sell up to $50,000,000 of its no par value common stock from time to time pursuant to an “at-the-market” equity offering. Sales of the Company’s common shares under the at-the-market offering would be made by means of ordinary brokers’ transactions on the Nasdaq Global Select Market at market prices or as otherwise agreed with the sales agent. The Company intends to use the net proceeds from any sales of the common shares for general corporate purposes, which may include, among other things, funding the Company’s growth and expansion plans, working capital and pursuing strategic opportunities which may be presented from time to time.

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

Index

To enhance the standards of its capital management program, the Corporation has engaged the services of a consultant of recognized national standing to develop regular capital stress tests and advise on capital strategy.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets and of Tier 1 Capital to average assets. For the third quarter of 2014, the Bank’s capital ratios met or exceeded the minimum to be categorized as well capitalized under the regulatory framework for prompt corrective action. Tier 1 Capital consists of common stock, retained earnings, minority interests in the equity accounts of consolidated subsidiaries, non-cumulative preferred stock, and cumulative preferred stock issued to the U.S. Treasury in the Capital Purchase Program, less goodwill and certain other intangibles. The remainder of capital may consist of other preferred stock, certain other instruments and a portion of the allowance for loan loss. At September 30, 2014, the Bank’s Tier 1 Capital and Total Capital ratios to risk-weighted assets were 11.59 percent and 12.79 percent, respectively, both in excess of the well-capitalized standards of 6.0 percent and 10.0 percent, respectively. The Federal Reserve Board (“FRB”) has also established minimum leverage ratio guidelines. At September 30, 2014, the Bank’s leverage ratio was 7.22 percent, in excess of the well-capitalized standard of 5.0 percent.

As previously announced, on October 16, 2014, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 14, 2014 to shareholders of record on October 30, 2014. In addition, the Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation (or the Plan) allows shareholders of the Corporation to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make discretionary cash payments of up to $50,000 per quarter to purchase additional shares of common stock. The Plan is a continuing source of future capital.

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

Management believes the Corporation’s capital position and capital ratios are adequate as of September 30, 2014.

Index

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including loan funding’s, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Corporation’s liquidity risk management is intended to ensure the Corporation has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, temporary investments, brokered deposits, securities available for sale, deposit inflows, loan repayments and secured borrowings. Other liquidity sources include loan sales and loan participations.

Management actively monitors and manages the Corporation’s liquidity position and feels it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $120.8 million at September 30, 2014. In addition, the Corporation has $269.6 million in securities designated as available for sale at September 30, 2014, of which $221.8 million is unencumbered. These securities can be sold or pledged for funding in response to liquidity concerns. In addition, the Corporation generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

Another source of liquidity is borrowing capacity. As of September 30, 2014, unused borrowing capacity totaled $670.6 million from the FHLB and $28.6 million from correspondent banks.

Asset growth for the nine months ended September 30, 2014 was funded by a diversified source of funding alternatives, including customer deposits, brokered CDs, investment securities cash flows and FHLB advances. Short-term brokered interest-bearing demand deposit balances have been utilized in the Company’s liquidity management. These deposits are more cost effective than other short term alternatives and do not require any pledging of collateral. These deposits have generally funded the Company’s larger average interest earning deposit/cash balances, as the Company has decided to maintain greater liquidity on its balance sheet, in light of its growth. The Company does have ample available collateralized liquidity as a backup to these short term brokered deposits.

The Corporation has a Board-approved Contingency Funding Plan in place. This document provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Corporation conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.

Management believes the Corporation’s liquidity position and sources are adequate.

Index

ASSET/LIABILITY MANAGEMENT: The Corporation’s Asset/Liability Committee (ALCO) is responsible for developing, implementing and monitoring asset/liability management strategies and reports and advising the Board of Directors on such, as well as the related level of interest rate risk. In this regard, interest rate risk simulation models are prepared on a quarterly basis at a minimum. These models have the ability to demonstrate balance sheet gaps, and predict changes to net interest income and economic/market value of portfolio equity under various interest rate scenarios. In addition, these models, as well as ALCO processes and reporting, are subject to annual independent third-party review.

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

The following strategies are among those used to manage interest rate risk:

•	Actively market commercial and industrial loan originations, which tend to have adjustable rate features, and which generate customer relationships that can result in higher core deposit accounts;
•	Actively market commercial mortgage loan originations, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in higher core deposit accounts;
•	Manage growth in the residential mortgage portfolio to adjustable-rate and/or shorter-term and/or “relationship” loans that result in core deposit relationships;
•	Actively market core deposit relationships, which are generally longer duration liabilities;
•	Utilize medium to longer term wholesale borrowings and/or brokered deposits to extend liability duration;
•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•	Maintain adequate levels of capital; and
•	Utilize loan sales and/or loan participations.

At this time, the Corporation has not engaged in hedging through the use of interest rate swaps, nor does it use interest rate caps and floors. However, as noted above, ALCO has been authorized to engage in interest rate swaps as a means of extending the duration of shorter term liabilities and may employ such tools as costs and circumstances make them efficient alternatives.

During the September quarter, the Company provided sufficient funding for loan growth from cash on hand and deposit generation.

As noted above, ALCO uses simulation modeling to analyze the Corporation’s net interest income sensitivity, as well as the Corporation’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which Management believes to be reasonable as of September 30, 2014. The model assumes changes in interest rates without any proactive change in the balance sheet by Management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2014.

In an immediate and sustained 200 basis point increase in market rates at September 30, 2014, net interest income would decline approximately nine percent in year one and two percent for year two, compared to a flat interest rate scenario.

Index

In an immediate and sustained 100 basis point decrease in market rates at September 30, 2014, net interest income would decline approximately three percent in year one and five percent for year two, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Corporation’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at September 30, 2014.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change in
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)

+200	$215,854	$(49,885)	(18.77)%	9.28%	(141.4)
+100	244,893	(20,846)	(7.84)	10.18	(51.7)
Flat interest rates	265,739	—	—	10.70	—
-100	278,900	13,161	4.95	10.94	24.1

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Index

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2014).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

Index

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2014 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 10, 2014	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: November 10, 2014	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President and Chief Financial Officer
and Chief Accounting Officer

