Form 10-K
period 2014-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2015-03-13
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014       Commission File No. 000-23537

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares held by unaffiliated stockholders was approximately $240,402,535 on June 30, 2014.

As of March 4, 2015, 15,296,337 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) are incorporated by reference into Part III. The Company will file the 2015 Proxy Statement within 120 days of December 31, 2014.

2

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2014

PART I

Item 1.	BUSINESS

The disclosures set forth in this Form 10-K are qualified by Item 1A-Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report. The terms “Peapack,” “the Company,” “we,” “our” and “us” refer to Peapack-Gladstone Financial Corporation and its wholly-owned subsidiaries unless otherwise indicated or the context requires otherwise.

The Corporation

Peapack-Gladstone Financial Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The Company was organized under the laws of New Jersey in August 1997 by the Board of Directors of Peapack-Gladstone Bank (the “Bank”), its principal subsidiary, to become a holding company for the Bank. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. The Bank is a member of the Federal Reserve System. The Bank provides innovative private banking services to businesses, non-profits and consumers through its private banking locations in Bedminster, Morristown, Princeton and Teaneck, New Jersey, its wealth management division and its branch network in Somerset, Morris, Hunterdon, Middlesex and Union counties

Our commercial loan customers are business people, including business owners, professionals, retailers, contractors and real estate investors. Most forms of commercial lending are offered, including working capital lines of credit, term loans for fixed asset acquisitions, commercial mortgages, multifamily mortgages and other forms of asset-based financing.

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

Employees

As of December 31, 2014, the Company employed 306 full-time equivalent persons. Management considers relations with employees to be satisfactory.

Peapack-Gladstone Bank’s Private Wealth Management Division

The Bank’s Private Wealth Management Division, is one of the largest New Jersey-based trust and investment businesses with $2.99 billion of assets under administration as of December 31, 2014. It is headquartered in Bedminster, with additional private banking locations in Morristown, Princeton and Teaneck, NJ, as well as at the Bank’s subsidiary, PGB Trust & Investments of Delaware, in Greenville, DE. The Bank’s Private Wealth Management Division is known for its integrity, client service and broad range of fiduciary, investment management and tax services, designed specifically to meet the needs of high net-worth individuals, families, foundations and endowments.

We believe our wealth management business differentiates us from our competition and adds significant value. We intend to grow this business further both in and around our market areas through our Delaware Trust subsidiary; through our existing wealth, loan and depository client base; and through our innovative private banking service model, which utilizes private bankers working together to provide fully integrated client solutions. Throughout the wealth management division and all other business lines, we will continue to provide the unparalleled personalized, high-touch service our valued clients have come to expect.

Our Markets

Our current market is defined as the NY-NJ-PA metropolitan statistical area. Our primary market areas are located in New Jersey and New York City, among the most attractive banking markets in the United States, each with a total population exceeding 8.5 million and a median household income of $71,629 for New Jersey and $58,003 for New York City as of 2009-2013, above the U.S. median household income of $53,053 as of 2009-2013, according to estimates from the United States Census Bureau. Somerset County, where we are headquartered, is among one of the wealthiest in New Jersey, with a 2009-2013 median household income of $99,020 according to estimates from the United States Census Bureau. We believe that these markets have economic and competitive dynamics that are consistent with our objectives and favorable to executing our growth strategy.

Our Business Strategy

The key elements of our business strategy include:

•	enhanced risk management;
•	expansion of our Multifamily and Commercial Real Estate Lending business;
•	expansion of our Commercial and Industrial (C&I) lending business through Private Banking teams, who will lead with deposit gathering and wealth management; and
•	establishment of a sales force that supports our branches and will serve as a primary contact for clients.

In particular, we intend to focus on the following areas of our business:

•        Commercial Lending. We have been helping businesses emerge, expand and evolve for many years. We plan to continue this by moving more aggressively and growing our multifamily and other commercial real estate lending businesses. We have introduced a more comprehensive C&I lending program designed to service individuals, professional service firms, foundations, and privately owned businesses. This C&I lending program, similar to our wealth management business, has been fully integrated into our private banking platform. Private bankers focus holistically on C&I lending, wealth advisory and deposit solutions to provide a high-touch, “white-glove” client service.

•         Retail Banking – Deposits. We see a lot of opportunity for growth in our core markets. We continued with the concept of high-touch relationship-style banking, which we introduced in 2013, to support the affluent segment of our branch network. Much like the private banking service model, this team has intimate knowledge of all Bank products and services and serves as the primary contact for clients seeking wealth, lending and deposit solutions. The structure of this team enables our existing branch network to maintain its primary objective of providing unique and unparalleled client service. Additionally, our private banking platform has and we believe it will continue to contribute significantly to our retail deposit growth, not only through stand-alone deposit relationships, but through comprehensive new relationships associated with C&I lending.

•         Wealth Management. We have been in the wealth management business since 1972. The business adds significant value to our Company and differentiates us from many of our competitors. Conversations with all clients and potential clients across all lines of business include a wealth management discussion. The market value of the assets under administration of the wealth management division was $2.99 billion at December 31, 2014.

Governmental Policies and Legislation

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in state legislatures and before various bank regulatory agencies. The likelihood of any major changes and the impact such changes might have on the Company or the Bank is impossible to predict. The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on the Bank. It is intended only to briefly summarize some material provisions.

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

Generally, the Dodd-Frank Act was effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Dodd-Frank Act, among other things:

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

In addition, the CFPB amended Regulation B to implement changes to the Equal Credit Opportunity Act. The revisions to Regulation B require creditors to provide applicants with free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. The CFPB also amended Regulation Z to implement requirements and restrictions to the Truth in Lending Act concerning loan originator compensation, qualifications of, and registration or licensing of loan originators, compliance procedures for depository institutions, mandatory arbitration, and the financing of single-premium credit insurance.  These amendments revise or provide additional commentary on Regulation Z’s restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on a term of a transaction or a proxy for a term of a transaction, and to recordkeeping requirements.  This rule also establishes tests for when loan originators can be compensated through certain profits-based compensation arrangements. The amendments to § 1026.36(h) and (i) became effective on June 1, 2013, while the other provisions of the rule became effective on January 10, 2014.

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

On December 10, 2013, the FRB, the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), the Commodity Futures Trading Commission (the “CFTC”) and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, generally to become effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies.

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

In July 2013, the FRB published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Basel Rules. The FDIC and the OCC have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The Basel Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act, as discussed below. The Basel Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Corporation and the Bank, compared to the current U.S. risk-based capital rules. The Basel Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel Rules became effective for us on January 1, 2015 (subject to phase-in periods for certain components).

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

Under the Basel Rules, the minimum capital ratios for the Company and the Bank as of January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets.
•	6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.
•	8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.
•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

When fully phased in on January 1, 2019, the Basel Rules will also require the Company and the Bank to maintain a 2.5% “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

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

Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items effective as of January 1, 2015.

The deductions and other adjustments to CET1 will be phased in incrementally between January 1, 2015 and January 1, 2018.

With respect to the Bank, the Basel Rules also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the minimum Tier 1 capital ratio requirement for each category; and (iii) requiring a leverage ratio of 5% to be well-capitalized. Effective as of January 1, 2015, an institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CETI ratio of less than 4.5 percent or (iv) has a Tier I leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the Basel Rules will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

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

The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2014 under the “prompt corrective action” regulations in effect as of such date. We believe that, as of December 31, 2014, the Company and the Bank would meet all capital adequacy requirements under the Basel Rules on a fully phased-in basis if such requirements were currently effective including after giving effect to the deductions described above.

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

Restrictions on the Payment of Dividends

The holders of the Company’s common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Company out of funds legally available. The only statutory limitation is that such dividends may not be paid when the Company is insolvent. Since the principal source of income for the Company will be dividends on Bank common stock paid to the Company by the Bank, the Company’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Company. As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the “Banking Act”). Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC’s opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by the Bank to the Company constitutes an unsafe or unsound practice. The Company is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base and serve as a source of strength to its subsidiary bank. The FRB by supervisory letters has advised holding corporations that it is has supervisory concerns when the level of dividends is too high and would seek to prevent dividends if the dividends paid by the holding company exceeded its earnings. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company’s capital below these minimum amounts.

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, with at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives.

In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed in the immediately preceding paragraph.

The FRB will review, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Consumer Protection Regulations

The Bank is subject to federal consumer protection statutes and regulations promulgated under those laws, including, but not limited to the following:

•	Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;
•	Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans;
•	Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
•	Fair Credit Reporting Act and Regulation V, governing the provision of consumer information to credit reporting agencies and the use of consumer information; and
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.

The Bank’s deposit operations are also subject to the following federal statutes and regulations, among others:

•	The Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;
•	Regulation CC, which relates to the availability of deposit funds to consumers;
•	The Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	Electronic Funds Transfer Act and Regulation E, governing automatic deposits to, and withdrawals from, deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Many of the foregoing laws and regulations are subject to change resulting from the provisions in the Dodd-Frank Act, which in many cases calls for revisions to implementing regulations, such as the amendments described above in the discussion on the Dodd-Frank Act.

Holding Company Supervision

The Company is a bank holding company within the meaning of the Holding Company Act. As a bank holding company, the Company is supervised by the FRB and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Holding Company Act prohibits the Company, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by the Company of more than five percent of the voting stock of any additional bank. Satisfactory capital ratios, Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through the Bank require the approval of the FRB and the New Jersey Department of Banking and Insurance (“NJDOBI”).

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

Each of the national stock exchanges, including the National Association of Securities Dealers Automated Quotations (NASDAQ) Global Select Market where the Company’s securities are listed, have implemented corporate governance listing standards, including rules strengthening director independence requirements for boards, and requiring the adoption of charters for the nominating and audit committees. As noted above, in 2012, the SEC adopted rules under the Dodd-Frank Act requiring the stock exchanges to adopt rules addressing the independence of Compensation Committee members and consideration of the independence of compensation advisers, and each of the exchanges, including the NASDAQ Global Select Market, have adopted such rules.

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

The Anti Money Laundering Act amended the Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of any financial institution involved in a proposed merger transaction in combating money laundering activities when reviewing an application under these acts.

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

If a bank holding company elects to become a financial holding company, it files a certification, effective in 30 days, and thereafter may engage in certain financial activities without further approvals. The Company has not elected to become a financial holding company.

The Modernization Act modified other financial laws, including laws related to financial privacy and community reinvestment.

Item 1A.	RISK FACTORS

The material risks and uncertainties that management believes affect the Company are described below. These risks and uncertainties are not the only ones affecting the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any one or more of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.

Risks Relating to Ownership of Our Common Stock

We may not be able to continue to grow our business, which may adversely impact our results of operations.

Our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to successfully attract deposits and identify favorable loan and investment opportunities. We expect to add personnel to assist in this growth. In the event that we do not continue to grow, or the new personnel do not produce sufficient new revenues, our results of operations could be adversely impacted.

We may not be able to manage our growth, which may adversely impact our financial results.

As part of our expansion strategy, we plan to broaden and expand our multifamily, commercial real estate, and C&I lending in both existing and new geographic markets. In addition, as part of our expansion strategy, we may add new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. We may invest significant time and resources to develop and market new lines of business and/or products and services. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting customer preferences may also impact the successful implementation of a new line of business or a new product or service. Additionally, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks could have a material adverse effect on our business, results of operations and financial condition.

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

On July 21, 2010, the President signed into law the Dodd-Frank Act, which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank.  The Dodd-Frank Act has and is likely to continue to increase our regulatory compliance burden.

Among the Dodd-Frank Act’s significant regulatory changes, it created the CFPB that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection.   The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the CFPB.  The Dodd-Frank Act also changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank.  The CFPB and these other changes have increased, and will continue to increase, our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.

The Dodd-Frank Act also imposed more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital.  These restrictions may limit our future capital strategies.  The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Dodd-Frank Act, such as required direct supervision by the CFPB, will not apply to banking organizations with less than $10 billion of assets, such as the Company and the Bank, the changes resulting from the legislation will impact our business.  New consumer protection rules issued by the CFPB will apply to us. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

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

Uncertainty in the financial markets in general continued during 2014. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties, as well as real estate construction and development loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multifamily residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.

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

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the budget negotiations and partial shutdown of the U.S. government in October 2013. In addition to causing economic and financial market disruptions, any future failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Any of these developments could materially adversely affect our business, financial condition, results of operations and prospects.

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

In July 2013, the FRB published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Rules. For a detailed description of the Rules, please refer to “Governmental Policies and Legislation – Capital Requirements” beginning on page 7. The FDIC and the OCC have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Basel III creates a new regulatory capital standard based on Tier 1 common equity and increases the minimum leverage and risk-based capital ratios applicable to all banking organizations. Basel III also changes how a number of the regulatory capital components are calculated. A significant increase in our capital requirement could reduce our growth and profitability and materially adversely affect our business, financial condition, results of operations and prospects.

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

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as banking organizations face turmoil and domestic and worldwide credit markets deteriorate. Our ability to borrow from alternative sources, such as brokered deposits could also be impaired should the Bank’s regulatory capital falls below well capitalized.

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

The Company owns 10 branches and leases 12 branches. The Company leases an administrative and operations office building in Bedminster, New Jersey, two private banking offices in Princeton and Teaneck, New Jersey and a trust office in Greenville, Delaware.

Item 3.	LEGAL PROCEEDINGS

In the normal course of its business, lawsuits and claims may be brought against the Company and its subsidiaries. There is no currently pending or threatened litigation or proceedings against the Company or its subsidiaries, which assert claims that if adversely decided, we believe would have a material adverse effect on the Company.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of Peapack-Gladstone Financial Corporation is traded on the NASDAQ Global Select Market under the symbol of PGC. The following table sets forth, for the periods indicated, the reported high and low sale prices on known trades and cash dividends declared per share by the Company.

			DIVIDEND
2014	HIGH	LOW	PER SHARE
1st QUARTER	$22.78	$18.28	$0.05
2nd QUARTER	22.21	18.29	0.05
3rd QUARTER	22.00	17.40	0.05
4th QUARTER	19.25	17.16	0.05

			DIVIDEND
2013	HIGH	LOW	PER SHARE
1st QUARTER	$15.55	$14.01	$0.05
2nd QUARTER	17.50	13.87	0.05
3rd QUARTER	20.04	15.93	0.05
4th QUARTER	20.73	17.26	0.05

Future dividends payable by the Company will be determined by the Board of Directors after consideration of earnings and financial condition of the Company, need for capital and such other matters as the Board of Directors deems appropriate. The payment of dividends is subject to certain restrictions, see Part I, Item 1, “Business - Restrictions on the Payment of Dividends.”

Performance

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2009 in (a) the Company’s common stock; (b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks). The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Peapack-Gladstone Financial Corporation

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Peapack-Gladstone Financial Corporation	100.00	104.57	87.59	116.35	159.76	156.88
Russell 3000	100.00	116.93	118.13	137.52	183.66	206.72
KBW Bank	100.00	123.36	94.77	126.07	173.67	189.92

On December 31, 2014, the last reported sale price of the Common Stock was $18.56. Also, on March 4, 2015, there were approximately 796 registered shareholders of record.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the Company and its subsidiaries for the years indicated. This information is derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes.

	Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012	2011	2010
Summary earnings:
Interest income	$75,575	$57,053	$56,090	$56,051	$60,922
Interest expense	7,681	4,277	4,687	7,136	11,032
Net interest income	67,894	52,776	51,403	48,915	49,890
Provision for loan losses	4,875	3,425	8,275	7,250	10,000
Net interest income after provision
for loan losses	63,019	49,351	43,128	41,665	39,890
Other income, exclusive of securities gains, net	20,547	19,755	17,493	15,679	14,932
Securities gains, net	260	840	3,810	1,037	124
Impairment charges on securities	—	—	—	—	(941)
Total expenses	59,540	55,183	48,330	44,399	43,110
Income before income tax expense	24,286	14,763	16,101	13,982	10,895
Income tax expense	9,396	5,502	6,405	1,814	3,231
Net income	14,890	9,261	9,696	12,168	7,664
Dividends on preferred stock and accretion	—	—	474	1,228	1,686
Net income available to common shareholders	$14,890	$9,261	$9,222	$10,940	$5,978
Per share data:
Earnings per share-basic	$1.23	$1.02	$1.05	$1.25	$0.68
Earnings per share-diluted	1.22	1.01	1.05	1.25	0.68
Cash dividends declared	0.20	0.20	0.20	0.20	0.20
Book value end-of-period	16.36	14.79	13.90	12.47	11.03

Basic weighted average shares outstanding	12,065,615	9,094,111	8,780,973	8,741,209	8,784,655
Common stock equivalents (dilutive)	106,492	82,688	47,501	1,061	366
Fully diluted weighted average shares outstanding	12,172,107	9,176,799	8,828,474	8,742,270	8,785,021
Balance sheet data (at period end):
Total assets	$2,702,397	$1,966,948	$1,667,836	$1,600,335	$1,505,425
Investment securities held to maturity	—	—	—	100,719	140,277
Securities available to sale	332,652	268,447	304,479	319,520	275,076
FHLB and FRB stock, at cost	11,593	10,032	4,639	4,569	4,624
Total loans	2,250,267	1,574,201	1,132,584	1,038,345	932,497
Allowance for loan losses	19,480	15,373	12,735	13,223	14,282
Total deposits	2,298,693	1,647,250	1,516,427	1,443,892	1,351,546
Total shareholders’ equity	242,267	170,657	122,057	122,971	117,716
Cash dividends:
Common	2,414	1,802	1,774	1,765	1,757
Preferred	—	—	112	823	1,126
Assets under administration at Wealth
Management Division (market value)	2,986,623	2,690,601	2,303,612	1,957,146	1,940,404

	Years Ended December 31,
	2014	2013	2012	2011	2010
Selected performance ratios:
Return on average total assets	0.63%	0.54%	0.61%	0.79%	0.52%
Return on average common shareholders’ equity	7.96	7.37	8.03	10.74	6.26
Dividend payout ratio	16.21	19.46	19.24	16.13	29.39
Average equity to average assets ratio	7.94	7.26	7.25	7.64	7.83

Net interest margin	3.01	3.26	3.50	3.47	3.64
Non-interest expenses to average assets	2.53	3.19	3.04	2.90	2.91
Non-interest income to average assets	0.88	1.19	1.34	1.09	0.95
Liquidity and capital ratios:
Average loans to average deposits	92.55%	83.05%	76.39%	70.15%	72.22%
Total shareholders’ equity to total assets	8.96	8.68	7.32	7.68	7.82

Total capital to risk-weighted assets	15.55	15.33	13.08	13.76	14.16
Tier 1 capital to risk-weighted assets	14.38	14.07	11.83	12.51	12.91
Tier 1 leverage ratio	9.11	9.00	7.27	7.73	7.96

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Peapack-Gladstone Financial Corporation (the “Company”), formed in 1997, is the parent holding company for Peapack-Gladstone Bank (the “Bank”), formed in 1921, a commercial bank providing innovative private banking services to businesses, non-profits and consumers which help them to establish, maintain and expand their legacy. Through its private banking locations in Bedminster, Morristown, Princeton and Teaneck, its wealth management division, and its branch network in Somerset, Hunterdon, Morris, Middlesex and Union counties, the Bank offers a strong commitment to client service.

For the year ended December 31, 2014, Peapack-Gladstone Financial Corporation recorded net income of $14.9 million, and diluted earnings per share of $1.22. During 2014, the Company continued to focus on executing its Strategic Plan – known as “Expanding Our Reach” – which focuses on the client experience and organic growth across all lines of business. The Strategic Plan calls for expansion of existing lines of business, and establishment of a new commercial and industrial (C&I) lending platform, through the use of private bankers, who lead with deposit gathering and wealth management discussions. The Strategic Plan further calls for establishment of a sales force that supports our branches and serves as a primary point of contact for clients.

In addition to continuing to execute the Strategic Plan, the following are additional highlights for 2014:

•	In support of the growth associated with the Strategic Plan, the Company successfully sold 2.776 million common shares ($50 million gross) in its at-the-market equity offering in the fourth quarter of 2014, just one year after selling 2.471 million common shares ($42 million gross) in its rights offering / sale to stand-by investors in the fourth quarter of 2013. We believe the 2014 capital raise has positioned the Company for continued growth and expansion.
•	Total end of year loan balances for the Company were $2.25 billion. This level reflected an increase of $676 million, or 43 percent, from the balance at December 31, 2013.
24

•	Total “customer” deposits (defined as deposits excluding brokered CDs and brokered “overnight” interest-bearing demand deposits) at the end of 2014 were $1.98 billion, reflecting an increase of $347 million, or 21 percent, from the balance at December 31, 2013.
•	At December 31, 2014, the market value of assets under administration at the Bank’s Wealth Management Division of $2.99 billion reflected an increase of 11 percent from the balance at December 31, 2013.
•	Asset quality metrics continue to be strong. For example, nonperforming assets declined in both dollars and as a percentage of assets to 0.30 percent of total assets as of December 31, 2014, compared to 0.44 percent of total assets as of December 31, 2013.
•	The book value per share at December 31, 2014 of $16.36 reflected improvement when compared to $14.79 at December 31, 2013.
•	Capital ratios were benefitted by the December 2014 at-the-market equity offering and were improved and strong as of December 31, 2014, even with nearly $735 million growth in assets for the year.

Peapack-Gladstone Financial Corporation’s common stock trades on the NASDAQ Global Select Market under the symbol “PGC.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2014, contains a summary of the Company’s significant accounting policies.

Management believes that the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires Management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumption or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The provision for loan losses is based upon Management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although Management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and to a lesser extent New York City. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may experience continuing adverse economic conditions. Future adjustments to the provision for loan losses and allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The Company accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into Accounting Standards Codification (“ASC”) 320. Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment risk, liquidity or other factors. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. As of December 31, 2014 and 2013, all securities were classified as available for sale.

Securities are evaluated on at least a quarterly basis to determine whether a decline in value is other-than-temporary. To determine whether a decline in value is other-than-temporary, Management considers the reasons underlying the decline, the near-term prospects of the issuer, the extent and duration of the decline and whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the amount of the impairment is split into two components – other-than-temporary impairment related to credit loss, which must be recognized through earnings. No impairment charges were recognized in 2014, 2013 or 2012. For equity securities, the entire amount of impairment is recognized through earnings.

EARNINGS SUMMARY:

The following table presents certain key aspects of our performance for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,			Change
(In thousands, except per share data)	2014	2013	2012	2014 v 2013	2013 v 2012
Results of Operations:
Interest income	$75,575	$57,053	$56,090	$18,522	$963
Interest expense	7,681	4,277	4,687	3,404	(410)
Net interest income	67,894	52,776	51,403	15,118	1,373
Provision for loan losses	4,875	3,425	8,275	1,450	(4,850)
Net interest income after provision
for loan losses	63,019	49,351	43,128	13,668	6,223
Other income	20,807	20,595	21,303	212	(708)
Total operating expense	59,540	55,183	48,330	4,357	6,853
Income before income tax expense	24,286	14,763	16,101	9,523	(1,338)
Income tax expense	9,396	5,502	6,405	3,894	(903)
Net income	$14,890	$9,261	$9,696	$5,629	$(435)
Dividends on Preferred Stock and
accretion	—	—	474	—	(474)
Net income available to common
shareholders	$14,890	$9,261	$9,222	$5,629	$39

Per Share Data:
Basic earnings per common share	$1.23	$1.02	$1.05	$0.21	$(0.03)
Diluted earnings per common share	1.22	1.01	1.05	0.21	(0.04)

Average common shares outstanding	12,065,615	9,094,111	8,780,973	2,971,504	313,138
Diluted average common shares
outstanding	12,172,107	9,176,799	8,828,474	2,995,308	348,325

Average common equity to
average assets	7.94%	7.26%	7.22%	0.68%	0.04%
Return on average assets	0.63	0.54	0.61	0.09	(0.07)
Return on average common equity	7.96	7.37	8.03	0.59	(0.66)
Selected Balance Sheet Ratios:
Total capital to risk-weighted assets	15.55%	15.33%	13.08%	0.22%	2.25%
Leverage ratio	9.11	9.00	7.27	0.11	1.73
Average loans to average deposits	92.55	83.05	76.39	9.50	6.66
Allowance for loan losses to total
loans	0.87	0.98	1.12	(0.11)	(0.14)
Allowance for loan losses to
nonperforming loans	284.38	231.87	108.55	52.51	123.32
Nonperforming loans to total loans	0.30	0.42	1.04	(0.12)	(0.62)
Noninterest bearing deposits to
total deposits	15.94	21.62	19.66	(5.68)	1.96
Time deposits to total deposits	14.38	9.52	11.78	4.86	(2.26)

2014 compared to 2013

For the year ended December 31, 2014, the Company recorded net income available to common shareholders of $14.9 million and diluted earnings per share of $1.22 compared to net income available to common shareholders of $9.3 million and diluted earnings per share of $1.01 for the year ended December 31, 2013. These results produced a return on average assets of 0.63 percent and 0.54 percent in 2014 and 2013, respectively, and a return on average shareholders’ equity of 7.96 percent and 7.37 percent in 2014 and 2013, respectively.

Earnings for the 2014 year were benefitted by higher net interest income, offset by a higher provision for loan losses and by higher other operating expenses when compared to 2013. Higher operating expenses were principally due to costs associated with the Strategic Plan, described in the Overview section above.

2013 compared to 2012

For the year ended December 31, 2013, the Company recorded net income available to common shareholders of $9.3 million and diluted earnings per share of $1.01 as compared to net income available to common shareholders of $9.2 million and diluted earnings per share of $1.05 for the year ended December 31, 2012. These results produced a return on average assets of 0.54 percent and 0.61 percent in 2013 and 2012, respectively, and a return on average common shareholders’ equity of 7.37 percent and 8.03 percent in 2013 and 2012, respectively.

Earnings for the 2013 year were benefitted by higher net interest income and a lower provision for loan losses, offset by higher other operating expenses when compared to 2012. Higher operating expenses were principally due to costs associated with the Strategic Plan, described in the Overview section above.

NET INTEREST INCOME AND NET INTEREST MARGIN

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities. Earning assets include loans to individuals and businesses, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, money market, savings and time deposits, Federal Home Loan Bank advances and other borrowings. Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities (“Net Interest Spread”) and the relative amounts of earning assets and interest-bearing liabilities. The Company’s net interest spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

The following table summarizes the Company’s net interest income and related spread and margin for the periods indicated:

	Years Ended December 31,
(In thousands)	2014	2013	2012
Net interest income	$67,894	$52,776	$51,403
Interest rate spread	2.92%	3.18%	3.41%
Net interest margin	3.01	3.26	3.50

The following table compares the average balance sheets, net interest spreads and net interest margins for the years ended December 31, 2014, 2013 and 2012 (on a fully tax-equivalent basis-“FTE”):

Year Ended December 31, 2014

	Average	Income/Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$212,038	$4,156	1.96%
Tax-exempt(1)(2)	52,015	1,160	2.23
Loans held for sale	1,029	48	4.66
Loans (2)(3):
Mortgages	489,941	16,524	3.37
Commercial mortgages	1,156,369	44,319	3.83
Commercial	171,701	6,818	3.97
Commercial construction	5,996	262	4.37
Installment	24,223	969	4.00
Home Equity	48,055	1,550	3.23
Other	571	53	9.28
Total loans	1,896,856	70,495	3.72
Federal funds sold	101	—	0.10
Interest-earning deposits	111,554	248	0.22
Total interest-earning assets	2,273,593	$76,107	3.35%
Noninterest-earning assets:
Cash and due from banks	6,475
Allowance for loan losses	(17,462)
Premises and equipment	31,220
Other assets	60,474
Total noninterest-earning assets	80,707
Total assets	$2,354,300
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$498,408	$782	0.16%
Money markets	680,760	1,612	0.24
Savings	114,702	59	0.05
Certificates of deposit - retail	162,418	1,522	0.94
Subtotal interest-bearing deposits	1,456,288	3,975	0.27
Interest-bearing demand - brokered	128,855	306	0.24
Certificates of deposit - brokered	97,944	1,384	1.41
Total interest-bearing deposits	1,683,087	5,665	0.34
Borrowed funds	95,713	1,533	1.60
Capital lease obligation	10,085	483	4.79
Total interest-bearing liabilities	1,788,885	7,681	0.43%
Noninterest-bearing liabilities:
Demand deposits	366,424
Accrued expenses and other liabilities	11,960
Total noninterest-bearing liabilities	378,384
Shareholders’ equity	187,031
Total liabilities and shareholders’ equity	$2,354,300
Net interest income		$68,426
Net interest spread			2.92%
Net interest margin (4)			3.01%
1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2013

		Income/
	Average	Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$230,158	$4,606	2.00%
Tax-exempt(1)(2)	53,038	1,307	2.46
Loans held for sale	5,498	285	5.18
Loans (2)(3):
Mortgages	526,643	18,616	3.53
Commercial mortgages	576,776	24,684	4.28
Commercial	109,331	5,082	4.65
Commercial construction	8,956	427	4.77
Installment	20,458	902	4.41
Home Equity	47,489	1,542	3.25
Other	594	58	9.76
Total loans	1,290,247	51,311	3.98
Federal funds sold	101	—	0.10
Interest-earning deposits	60,685	152	0.25
Total interest-earning assets	1,639,727	$57,661	3.52%
Noninterest-earning assets:
Cash and due from banks	5,970
Allowance for loan losses	(13,653)
Premises and equipment	29,312
Other assets	69,197
Total noninterest-earning assets	90,826
Total assets	$1,730,553
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$358,316	$308	0.09%
Money markets	578,819	1,048	0.18
Savings	113,914	59	0.05
Certificates of deposit - retail	162,921	1,763	1.08
Subtotal interest-bearing deposits	1,213,970	3,178	0.26
Interest-bearing demand – brokered	8,387	15	0.18
Certificates of deposit – brokered	5,000	60	1.20
Total interest-bearing deposits	1,227,357	3,253	0.27
Borrowed funds	32,894	603	1.83
Capital lease obligation	8,855	421	4.75
Total interest-bearing liabilities	1,269,106	4,277	0.34%
Noninterest-bearing liabilities:
Demand deposits	326,286
Accrued expenses and other liabilities	9,460
Total noninterest-bearing liabilities	335,746
Shareholders’ equity	125,701
Total liabilities and shareholders’ equity	$1,730,553
Net interest income		$53,384
Net interest spread			3.18%
Net interest margin (4)			3.26%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2012

		Income/
	Average	Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$303,599	$7,033	2.32%
Tax-exempt(1)(2)	46,780	1,363	2.91
Loans held for sale	2,487	123	4.94
Loans (2)(3):
Mortgages	520,236	20,038	3.85
Commercial mortgages	375,062	19,039	5.08
Commercial	117,756	5,857	4.97
Commercial construction	10,550	531	5.03
Installment	20,663	995	4.82
Home Equity	49,764	1,591	3.20
Other	665	61	9.17
Total loans	1,094,696	48,112	4.40
Federal funds sold	100	—	0.10
Interest-earning deposits	41,303	98	0.24
Total interest-earning assets	1,488,965	$56,729	3.81%
Noninterest-earning assets:
Cash and due from banks	6,506
Allowance for loan losses	(13,942)
Premises and equipment	31,049
Other assets	77,048
Total noninterest-earning assets	100,661
Total assets	$1,589,626
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$336,228	$379	0.11%
Money markets	510,633	1,022	0.20
Savings	101,068	70	0.07
Certificates of deposit - retail	186,158	2,204	1.18
Subtotal interest-bearing deposits	1,134,087	3,675	0.32
Interest-bearing demand - brokered	—	—	—
Certificates of deposit – brokered	2,760	33	1.20
Total interest-bearing deposits	1,136,847	3,708	0.33
Borrowed funds	25,277	548	2.17
Capital lease obligation	9,067	431	4.75
Total interest-bearing liabilities	1,171,191	4,687	0.40%
Noninterest-bearing liabilities:
Demand deposits	296,250
Accrued expenses and other liabilities	6,977
Total noninterest-bearing liabilities	303,227
Shareholders’ equity	115,208
Total liabilities and shareholders’ equity	$1,589,626
Net interest income		$52,042
Net interest spread			3.41%
Net interest margin (4)			3.50%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Year Ended 2014 Compared with 2013			Year Ended 2013 Compared with 2012
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$(325)	$(272)	$(597)	(1,370)	(1,113)	$(2,483)
Loans	23,811	(4,627)	19,184	8,679	(5,480)	3,199
Loans held for sale	(208)	(29)	(237)	156	6	162
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	116	(20)	96	50	4	54
Total interest income	$23,394	$(4,948)	$18,446	7,515	(6,583)	$932
LIABILITIES:
Checking	714	$51	$765	29	(85)	$(56)
Money market	315	249	564	122	(96)	26
Savings	—	—	—	9	(20)	(11)
Certificates of deposit	1,307	(224)	1,083	(247)	(167)	(414)
Borrowed funds	1,075	(145)	930	259	(204)	55
Capital lease obligation	57	5	62	(10)	—	(10)
Total interest expense	$3,468	$(64)	$3,404	162	(572)	$(410)
Net interest income	$19,926	$(4,884)	$15,042	7,353	(6,011)	$1,342

2014 compared to 2013

On a fully tax-equivalent basis, net interest income was $68.4 million in 2014, an increase of $15.0 million or 28 percent over net interest income of $53.4 million in 2013. For 2014 and 2013, the Company’s net interest margin was 3.01 percent and 3.26 percent, respectively, a decrease of 25 basis points year over year. Net interest income increased from 2013 to 2014 due to an increase in loan volumes, especially multifamily mortgages, offset by declines in the average investment portfolios, as well as the effect of lower market rates on loans and investments. The net interest margin for 2014 was impacted by the effect of low market yields, competitive pressures in attracting new loans and deposits, and the maintenance of larger interest bearing deposit/cash balances. The Company expects continued loan growth in this lower market rate and competitive environment.

Interest income on earning assets, on a fully tax-equivalent basis, increased $18.4 million or 32 percent to $76.1 million in 2014 from $57.7 million in 2013. Average earning assets for 2014 and 2013 totaled $2.27 billion and $1.64 billion, respectively, an increase of $634 million or 39 percent over 2013 average earning assets. The average rate earned on earning assets was 3.35 percent in 2014, compared to 3.52 percent in 2013, a decrease of 17 basis points.

For the year ended December 31, 2014, average interest-bearing liabilities totaled $1.79 billion, an increase of $520 million or 41 percent over the average interest-bearing liabilities for 2013 of $1.27 billion. The average rate paid increased to 0.43 percent for 2014 from 0.34 percent for 2013. The increase in the average rate on interest-bearing liabilities was due to competitive pressures in attracting new deposits to support loan growth, as well as the growth of brokered certificates of deposits. Brokered certificates of deposit are generally medium/longer term and have been used in the Company’s interest rate risk management practices. Brokered interest-bearing demand deposits have been utilized in the Company’s liquidity management. These brokered deposits are more cost effective than other alternatives and do not require any pledging of collateral. The Company utilized alternative sources to meet its funding needs to manage interest rate risk, as well as to retain a higher level of liquidity on its balance sheet.

The average balance of borrowings was $95.7 million for 2014 compared to $32.9 million during 2013, an increase of $62.8 million. Average Federal Home Loan Bank advances increased during 2014 to $83.1 million as the Company utilized medium term, fixed rate FHLB advances, from time to time, as an interest rate risk management tool. Average overnight borrowings increased $7.3 million during 2014 to $12.7 million. The average rates paid on total borrowings was 1.60 percent during 2014 compared to 1.83 percent during 2013, a decrease of 23 basis points. The average rates paid on the Company’s overnight borrowings during 2014 was 0.38 percent compared to 0.35 percent during 2013, while the average rates paid on Federal Home Loan Bank advances was 1.79 percent and 2.28 percent in 2014 and 2013, respectively.

The average balance on capital lease obligations was $10.1 million and $8.9 million during 2014 and 2013, respectively, while the average rate paid on capital lease obligations was 4.79 percent and 4.75 percent in 2014 and 2013, respectively.

2013 compared to 2012

On a fully tax-equivalent basis, net interest income was $53.4 million in 2013, an increase of $1.3 million or three percent over net interest income of $52.0 million in 2012. For 2013 and 2012, the Company’s net interest margin was 3.26 percent and 3.50 percent, respectively, a decrease of 24 basis points. Net interest income increased from 2012 to 2013 due to an increase in loan volumes, especially multifamily mortgages, offset by the effect of lower market rates on loans and investments and declines in the average investment portfolios.

Interest income on earning assets, on a fully tax-equivalent basis, increased $932 thousand or 2 percent to $57.7 million in 2013 from $56.7 million in 2012. Average earning assets for 2013 and 2012 totaled $1.64 billion and $1.49 billion, respectively, an increase of $151 million or 10 percent over 2012 average earning assets. The average rate earned on earning assets was 3.52 percent in 2013, compared to 3.81 percent in 2012, a decrease of 29 basis points and due to continued decreases in market rates for all loan and investment types.

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

The average balance of borrowings was $32.9 million for 2013 compared to $25.3 million during 2012, an increase of $7.6 million or 30 percent. Average Federal Home Loan Bank advances increased during 2013 to $25.2 million as the Company utilized medium term, fixed rate FHLB advances, from time to time, as an interest rate risk management tool. Average overnight borrowings decreased $4.8 million during 2013 to $5.4 million. The average rates paid on total borrowings was 1.83 percent during 2013 compared to 2.17 percent during 2012, a decrease of 34 basis points. The average rates paid on the Company’s overnight borrowings during 2013 was 0.35 percent compared to 0.38 percent during 2012, while the average rates paid on Federal Home Loan Bank advances was 2.28 percent and 3.37 percent in 2013 and 2012, respectively.

The average balance on capital lease obligations was $8.9 million and $9.1 million during 2013 and 2012, respectively, while the average rate on capital lease obligations during both 2013 and 2012 was 4.75 percent.

INVESTMENT SECURITIES AVAILABLE FOR SALE: Investment securities available for sale are purchased, sold and/or maintained as a part of the Company’s overall balance sheet management including liquidity and interest rate risk management strategies, and in response to changes in interest rates, liquidity needs, prepayment speeds and/or other factors. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes. Realized gains and losses are recognized in income at the time the securities are sold.

At December 31, 2014, the Company had investment securities available for sale with a fair value of $332.7 million, compared with $268.4 million at December 31, 2013. Net unrealized gains (net of income tax) of $1.3 million and $23 thousand were included in shareholders’ equity at December 31, 2014 and 2013, respectively.

The carrying value of investment securities available for sale for the years ended December 31, 2014, 2013 and 2012 are shown below:

(In Thousands)	2014	2013	2012
U.S. treasury and U.S. government-
sponsored entity bonds	$35,670	$14,770	$26,845
Mortgage-backed securities-residential
(principally U.S. government-sponsored
entities)	242,289	189,080	221,440
SBA pool securities	7,944	—	—
State and political subdivision	41,394	59,343	50,632
Single-issuer trust preferred security	2,400	2,370	2,289
CRA investment fund	2,955	2,884	3,062
Marketable equity securities	—	—	211
Total	$332,652	$268,447	$304,479

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of December 31, 2014:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(In Thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$—	$23,710	$8,997	$2,963	$35,670
sponsored entity bonds	—%	1.48%	0.84%	1.40%	1.31%
Mortgage-backed securities-	$—	$7,970	$91,781	$142,538	$242,289
residential (1)	—%	3.64%	1.88%	1.58%	1.76%
SBA pool securities	$—	$—	$—	$7,944	7,944
	—%	—%	—%	0.49%	0.49%
State and political subdivisions (2)	$24,079	$10,367	$5,790	$1,158	$41,394
	0.80%	3.25%	4.88%	5.34%	2.08%
Single-issuer trust preferred security (1)	$—	$—	$—	$2,400	$2,400
	—%	—%	—%	1.04%	1.04%
Total	$24,079	$42,047	$106,568	$157,003	$329,697
	0.80%	2.31%	1.95%	1.487%	1.69%

(1)	Shown using stated final maturity
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies. The combined average balance of these investments during 2014 was $111.7 million compared to $60.8 million in 2013.

LOANS: The loan portfolio represents the largest portion of the Company’s earning assets and is the primary source of interest and fee income. Loans are primarily originated in the State of New Jersey and, to a lesser extent, the New York City area.

Total loans were $2.25 billion and $1.57 billion at December 31, 2014 and 2013, respectively, an increase of $676.1 million, or 43 percent, over the previous year. During 2014, commercial mortgages and multifamily mortgages increased $556.8 million, or 67 percent, due to a company-wide focus on this type of business in both the New Jersey and the boroughs of New York City markets as well as continued demand from borrowers looking to refinance multifamily and other commercial mortgages held by other institutions. Commercial loans totaled $308.7 million at December 31, 2014, increasing $176.9 million, or 134 percent, from 2013, as the Company introduced a comprehensive commercial and industrial (C&I) lending program in 2013 and added seasoned bankers focused on C&I lending in both 2013 and 2014. This resulted in robust growth during the current year. Residential mortgage loans totaled $466.8 million at December 31, 2014, a decrease of $66.2 million, or 12 percent, from 2013. Throughout 2014 and continuing a trend that began in the middle of 2013 with an increase in mortgage rates, the Company experienced continued low levels of residential mortgage loans originations for which management had expected and planned. Additionally, a shift in the Company’s strategy, emphasizing shorter duration mortgage loans for relationship purposes and de-emphasizing origination for sale, also contributed to lower levels of residential mortgages.

In December 2012, the Company transferred $19 million of classified loans to loans held for sale as these loans were being marketed for sale. Upon transfer, the Company recorded a charge-off on these loans totaling $5.4 million. In March 2013, the loans were sold for a gain of $522 thousand.

The following table presents an analysis of outstanding loans by loan type, net of unamortized discounts and deferred loan origination costs, as of December 31,

(In Thousands)	2014	2013	2012	2011	2010
Residential mortgage	$466,760	$532,911	$515,014	$498,482	$419,653
Commercial mortgage	1,388,747	831,997	420,086	330,559	288,183
Commercial loans	308,743	131,795	115,372	123,845	131,408
Commercial-construction	5,998	5,893	9,328	13,713	25,367
Home equity lines of credit	50,141	47,905	49,635	50,291	45,775
Consumer and other loans	29,878	23,700	23,149	21,455	22,111
Total loans	$2,250,267	$1,574,201	$1,132,584	$1,038,345	$932,497

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2014:

	Within	After 1 But	After
(In Thousands)	One Year	Within 5 Years	5 Years	Total
Residential mortgage	$144,224	$210,989	$111,547	$466,760
Commercial mortgage	181,856	771,043	435,848	1,388,747
Commercial loans	214,256	70,209	24,278	308,743
Commercial-construction	5,998	—	—	5,998
Home equity lines of credit	50,141	—	—	50,141
Consumer and other loans	15,919	9,463	4,496	29,878
Total loans	$612,394	$1,061,704	$576,169	$2,250,267

The following table presents the loans, by loan type, that have a predetermined interest rate and an adjustable interest rate due after one year at December 31, 2014:

	Predetermined	Adjustable
(In Thousands)	Interest Rate	Interest Rate
Residential mortgage	$243,482	$138,148
Commercial mortgage	163,285	1,210,513
Commercial loans	24,444	33,940
Commercial construction	1,281	4,381
Consumer loans	18,074	—
Total loans	$450,566	$1,386,982

The Company has not made nor invested in subprime loans or “Alt-A” type mortgages. At December 31, 2014, there were no commitments to lend additional funds to borrowers whose loans are classified as nonperforming.

DEPOSITS: At December 31, 2014, the Company reported total deposits of $2.30 billion, an increase of $651.4 million, or 39.5 percent, from the balance reported at December 31, 2013. The Company’s strategy is to fund a majority of loan growth with core deposits, which is an important factor in the generation of net interest income. The Company’s average deposits for 2014 increased $495.9 million, or 31.9 percent, over 2013 average levels. Over that period, the Company saw growth in average noninterest-bearing checking balances, average interest-bearing checking, money market account balances and brokered deposits. The Company has successfully focused on:

•	Business and personal core deposit generation, particularly checking;
•	Municipal relationships within its market territory; and
•	Growth in deposits associated with its private banking activities, including lending activities.

Brokered certificates of deposit were also utilized throughout 2014. The majority of these deposits were longer term and have been transacted as part of the Company’s interest rate risk management. These certificates of deposit are also a more cost effective alternative than other borrowings and also do not require pledging of collateral.

Brokered interest-bearing demand deposits continue to be maintained as an additional source of liquidity. Such deposits are generally a more cost effective alternative than other borrowings and do not require pledging of collateral, as wholesale borrowings do. These deposits increased to $188 million at December 31, 2014. The Company ensures, ample available collateralized liquidity as a backup to these short term brokered deposits.

The following table sets forth information concerning the composition of the Company’s average deposit base and average interest rates paid for the following years:

(In Thousands)	2014		2013		2012
Noninterest-bearing demand	$366,424	—%	$326,286	—%	$296,250	—%
Checking	498,408	0.16	358,316	0.09	336,228	0.11
Savings	114,702	0.05	113,914	0.05	101,068	0.07
Money markets	680,760	0.24	578,819	0.18	510,633	0.20
Certificates of deposit - retail	162,418	0.94	162,921	1.08	186,158	1.18
Interest-bearing
Demand - brokered	128,855	0.24	8,387	0.18	—	—
Certificates of deposit - brokered	97,944	1.41	5,000	1.20	2,760	1.20
Total deposits	$2,049,511	0.28%	$1,553,643	0.21%	$1,433,097	0.26%

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand checking accounts issued by other participating banks. Customer funds are placed at one or more participating bank to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM program is considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits.

Certificates of deposit $100,000 and over are generally purchased by local municipal governments or individuals for periods of one year or less. The following table shows the remaining maturity for certificates of deposit of $100,000 or more as of December 31, 2014 (in thousands):

Three months or less	$8,059
Over three months through six months	10,133
Over six months through twelve months	15,107
Over twelve months	84,754
Total	$118,053

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS: At December 31, 2014 and 2013, Federal Home Loan Bank (FHLB) advances totaled $83.7 million and $74.7 million, respectively, with a weighted average interest rate of 1.78 percent and 1.80 percent, respectively. The Company considers FHLB advances an added source of funding, and accordingly, may execute transactions from time to time as an additional part of Company’s liquidity and interest rate risk management strategies. The FHLB advances outstanding at December 31, 2014 have varying maturities, call dates and interest rates, as well as prepayment penalties. At December 31, 2014 and 2013 overnight borrowings totaled $54.6 and 54.9 million, respectively with a weighted average rate of 0.32% and 0.40% respectively.

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION: The allowance for loan losses was $19.5 million at December 31, 2014 compared to $15.4 million at December 31, 2013. At December 31, 2014, the allowance for loan losses as a percentage of total loans outstanding was 0.87 percent compared to 0.98 percent at December 31, 2013. The provision for loan losses was $4.9 million for 2014, $3.4 million for 2013 and $8.3 million for 2012.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on collateral. The following portfolio classes have been identified:

a)	Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans in the Tri-State area, as well as Pennsylvania and Florida. When reviewing residential mortgage loan applications, the Bank obtains detailed verifiable information regarding income, assets and indebtedness, a credit report, and an independent appraisal of the property to be mortgaged. The Bank makes residential mortgage loans up to 80 percent of the appraised value and up to 97 percent with private mortgage insurance. The Bank has developed a suite of products for use exclusively by Wealth Advisors to drive relationship banking. LTVs are done uniformly and there are two loan groups: loans less than $3 million and loans greater than $3 million to $5 million. There is no differentiation by property type. The Bank’s underwriting guidelines include (i) minimum credit report scores of 700 and (ii) a maximum debt to income ratio of 45 percent. The Bank may consider an exception to any guideline if the remaining characteristics of the application are sufficiently strong to compensate. Generally, the Bank retains in its portfolio residential mortgage loans with fixed rate maturities of no greater than 7 years, which then convert to annually adjusted floating rates. Community Development loans granted under the Affordable Housing Program are offered with 30 year maturities. Loans with longer maturities or lower credit scores are sold to secondary market investors. The Bank does not originate, purchase or carry any sub-prime mortgage loans.

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

b)	Home Equity Lines of Credit. The Bank provides revolving lines of credit against one to four family residences within or near its primary geographic market. These loans are in a first lien position, in lieu of a primary residential first mortgage. When reviewing residential mortgage loan applications, the Bank obtains detailed verifiable information regarding income, assets and indebtedness, a credit report, and an independent appraisal of the property to be mortgaged. For home equity lines of credit, the Bank utilizes the same underwriting standards as for primary residential mortgages. Primary risk characteristics associated with home equity lines of credit typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, such as the Prime Rate, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Bank management believes that the underwriting guidelines previously described address the primary risk characteristics. Further, the Bank has dedicated staff and system resources to monitor and collect on any potentially problematic home equity lines of credit.

c)	Junior Lien Loan on Residence. The Bank provides junior lien loans (“JLL”) against one to four family properties within or near its primary geographic market area. Junior liens loans can be either in the form of an amortizing fixed rate home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank will require that the mortgage securing the JLL be no more junior than a second lien position. The Bank will evaluate these applications in the same manner as it underwrites primary residential mortgages. The combined first mortgage and junior lien loan must be no more than 80 percent of the appraised value of the property when the combined debt is less than or equal to $800,000. For JLL amounts where the combined debt exceeds $800,000, the maximum loan-to-value ratio is 65 percent. Primary risk characteristics associated with junior lien loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; divorce or death. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Bank management believes that the underwriting guidelines previously described address the primary risk characteristics. Further, the Bank has dedicated staff and system resources to monitor and collect on any potentially problematic junior lien loans.

d)	Multifamily Loans. Multifamily loans are commercial mortgages on residential apartment buildings. Within the multifamily sector, the Bank’s primary focus is to lend against larger non-luxury apartment buildings with at least 20 units and which are owned and managed by experienced sponsors. As of December 31, 2014, the average property size in the portfolio was 48 units and, of the total portfolio balance, 46 percent was on properties in New Jersey, 45 percent in New York and 9 percent in Pennsylvania.

Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expense, maintenance, taxes and debt service. The Bank includes debt service coverage covenants in these loans and the average ratio at original underwriting was about 1.63x. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Certain markets, such as New York City, are rent regulated, and as such, feature rents that are considered to be below market rates. Generally, rent regulated properties are characterized by relatively stable occupancy levels and longer term tenants. As a loan asset class for many banks, multifamily loans have experienced much lower historical loss rates compared to other types of commercial lending.

The Bank’s Loan Policy allows loan to appraised value ratios of up to 80 percent, however, almost all loans are originated at a maximum loan to value of 75 percent and the overall portfolio average loan to value ratio was under 61 percent at year end 2014. Most multifamily loans are made on a fixed rate basis with interest rate resets every five or seven years over an underlying market index, however, the Bank periodically will provide fixed rate periods as short as three years or up to ten years. Multifamily loan terms include prepayment penalties for early payoffs and generally require that the Bank escrow for real estate taxes. Multifamily loans will typically have a minimum debt service coverage ratio that provides for an adequate cushion for unexpected or uncertain events and changes in market conditions. In the loan underwriting process, the Bank requires an independent appraisal and review, appropriate environmental due diligence and an assessment of the property’s condition. A high majority of multifamily borrowers also maintain some form of deposit relationship with the Bank.

e)	Commercial Real Estate Loans. The Bank provides mortgage loans for commercial real estate that is either owner occupied or managed as an investment property (non-owner occupied). Principal types of investment commercial real estate properties include retail (26 percent of the investment CRE portfolio), office buildings (18 percent), hotels (17 percent), mixed use (14 percent), medical facilities (7 percent), industrial (5 percent) and other (13 percent). The terms and conditions of all commercial mortgage loans are tailored to the specific attributes of the borrower and any guarantors as well as the nature of the property and loan purpose. In the case of investment commercial real estate properties, the Bank reviews, among other things, the composition and diversity of the underlying tenants, terms and conditions of the underlying tenant lease agreements, the resources and experience of the sponsor, and the condition and location of the subject property.

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

While the Bank’s policy allows loan to value ratios of up to 80 percent of an appraised value, the maximum is typically 75 percent, and more than half are at 65 percent or lower at origination. Commercial mortgage loans are generally made on a fixed rate basis with periodic rate resets every five or seven years over an underlying market index. Commercial mortgage loan terms include prepayment penalties for early payoffs and generally require that the Bank escrow for real estate taxes. The Bank requires an independent appraisal, an assessment of the property’s condition, and appropriate environmental due diligence. With all commercial real estate loans, the Bank’s standard practice is to require a depository relationship.

f)	Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment. When underwriting business loans, among other things, the Bank evaluates the historical profitability and debt servicing capacity of the borrowing entity and the financial resources and character of the principal owners and guarantors.

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

The provision was based upon Management’s review and evaluation of the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, general market and economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and the existence and fair value of the collateral and guarantees securing the loans. Although Management used the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and, to a lesser extent, the New York City area. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in market conditions in the state and may be adversely affected should real estate values decline further or New Jersey or New York City experience continuing adverse economic conditions. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The following table presents the loan loss experience, by loan type, during the periods ended December 31, of the years indicated:

(In Thousands)	2014	2013	2012	2011	2010
Allowance for loan losses at
Beginning of year	$15,373	$12,735	$13,223	$14,282	$13,192
Loans charged-off during the period:
Residential mortgage	273	611	1,676	763	450
Commercial mortgage	669	56	6,987	6,767	198
Commercial and construction	123	16	305	879	8,330
Home equity lines of credit	—	—	91	89	—
Consumer and other	23	357	100	41	188
Total loans charged-off	1,088	1,040	9,159	8,539	9,166
Recoveries during the period:
Residential mortgage	1	48	3	—	—
Commercial mortgage	124	114	316	96	15
Commercial and construction	85	65	60	119	239
Home equity lines of credit	—	—	—	—	—
Consumer and other	110	26	17	15	2
Total recoveries	320	253	396	230	256
Net charge-offs	768	787	8,763	8,309	8,910
Provision charge to expense	4,875	3,425	8,275	7,250	10,000
Allowance for loan losses at end of year	$19,480	$15,373	$12,735	$13,223	$14,282

Ratios:
Allowance for loan losses/total loans	0.87%	0.98%	1.12%	1.27%	1.53%
Allowance for loan losses/
Total nonperforming loans	284.38	231.87	108.55	68.83	76.05

The following table shows the allocation of the allowance for loan losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(In thousands)	2014	Loans	2013	Loans	2012	Loans	2011	Loans	2010	Loans
Residential	$3,188	24.1	$2,698	38.7	$3,628	52.2	$2,682	55.0	$1,890	52.5
Commercial
and other	16,196	74.7	12,597	60.3	9,015	46.4	9,955	43.8	11,804	46.3
Consumer	96	1.2	78	1.0	92	1.4	78	1.2	66	1.2
Unallocated	—	N/A	—	N/A	—	N/A	508	N/A	522	N/A
Total	$19,480	100.0	$15,373	100.0	$12,735	100.0	$13,223	100.0	14,282	100.0

The allowance for loan losses as of December 31, 2014 totaled $19.5 million compared to $15.4 million at December 31, 2013. In spite of the increase, the allowance for loan loss as a percentage of loans declined to 0.87 percent at December 31, 2014 compared to 0.98 percent at December 31, 2013. The provision for loan losses made during 2014 totaled $4.9 million for 2014 compared with $3.4 million for 2013. The provision for loan losses made was primarily influenced by net charge offs taken during the year of $768 thousand and loan growth experienced during 2014. The Company believes that the allowance for loan losses as of December 31, 2014 represents a reasonable estimate for probable incurred losses in the portfolio.

The portion of the allowance for loan losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, was $18.5 million at December 31, 2014 and $13.7 million at December 31, 2013. General reserves at December 31, 2014 and 2013 represent 0.83 percent and 0.88 percent, respectively, of loans collectively evaluated for impairment. The Company experienced growth in the loan portfolio of approximately $677 million of which $539 million was in the multifamily portfolio. As a result of the growth experienced, multifamily and residential loan classes make up 69 percent of the loan portfolio as of December 31, 2014 compared to approximately 68 percent at December 31, 2013. This continued change in loan composition has resulted in the overall decline of the general reserve allowance as a percentage of loans collectively evaluated for impairment at December 31, 2014 when compared to December 31, 2013 as the multifamily and residential loan classes carry a lower general reserve allocation compared to the other non-homogeneous lending portfolios.

The specific reserve component of the allowance for loan losses decreased to $957 thousand at December 31, 2014 compared to $1.7 million as of December 31, 2013.

The allowance for loan losses as a percentage of nonperforming loans increased, as the level of nonperforming loans also decreased during the year. Nonperforming loans are specifically evaluated for impairment. Also, Management commonly records partial charge-offs of the excess of the principal balance over the fair value, less costs to sell, of collateral for collateral dependent impaired loans; as a result, the allowance for loan losses does not always change proportionately with changes in nonperforming loans. Management charged off $935 thousand on loans identified as collateral-dependent impaired loans during 2014 and charged off $973 thousand on loans identified as collateral-dependent impaired loans during 2013.

ASSET QUALITY:

The following table presents various asset quality data for the years indicated. These tables do not include loans held for sale.

	Years Ended December 31,
(In thousands)	2014	2013	2012	2011	2010

Loans past due 30-89 days	$1,755	$2,953	$3,786	$11,632	$5,475

Troubled debt restructured loans	$15,033	$13,966	$9,316	$11,104	$7,157

Loans past due 90 days or
more and still accruing interest	$—	$—	$—	$345	$666
Nonaccrual loans	6,850	6,630	11,732	18,865	18,114
Total nonperforming loans	6,850	6,630	11,732	19,210	18,780
Other real estate owned	1,324	1,941	3,496	7,137	4,000
Total nonperforming assets	$8,174	$8,571	$15,228	$26,347	$22,780

Ratios:
Total nonperforming loans/total loans	0.30%	0.42%	1.04%	1.85%	2.01%
Total nonperforming loans/total assets	0.25	0.34	0.70	1.20	1.25
Total nonperforming assets/total assets	0.30	0.44	0.91	1.65	1.51

Due to the continued weakness in the housing markets and economic environment during 2014, some borrowers have found it difficult to make their loan payments under contractual terms. In certain of these cases, the Company has chosen to grant concessions and modify certain loan terms.

The following table presents the troubled debt restructured loans, by collateral, at December 31, 2014 and 2013:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2014	Relationships	2013	Relationships
Primary residential mortgage	$3,655	17	$1,589	9
Owner-occupied commercial real estate	—	—	2,057	1
Investment commercial real estate	11,229	3	9,949	2
Commercial and industrial	149	1	371	3
Total	$15,033	21	$13,966	15

At December 31, 2014 there were $1.4 million of troubled debt restructured loans included in nonaccrual loans above compared to $2.9 million at December 31, 2013. All troubled debt restructured loans are considered and included in impaired loans at December 31, 2014 and had specific reserves of $892 thousand. At December 31, 2013, all troubled debt restructured loans were considered and included in impaired loans and had specific reserves of $1.7 million.

Except as disclosed, the Company does not have any potential problem loans that causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

Impaired loans totaled $20.5 million and $17.7 million at December 31, 2014 and 2013. Impaired loans include nonaccrual loans of $6.9 million and $6.6 million at December 31, 2014 and 2013, respectively. Impaired loans also include accruing troubled debt restructuring loans of $13.6 million at December 31, 2014 and $11.1 million at December 31, 2013.

The following table presents impaired loans, by collateral type, at December 31, 2014 and 2013.

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2014	Relationships	2013	Relationships
Primary residential mortgage	$6,500	32	$3,691	23
Home equity lines of credit	210	3	111	2
Junior lien loan on residence	164	3	260	6
Owner-occupied commercial real estate	1,674	3	3,250	6
Investment commercial real estate	11,653	4	9,949	2
Commercial and industrial	248	2	470	5
Consumer and other	2	1	13	1
Total	$20,451	48	$17,744	45
Specific reserves, included in the
allowance for loan losses	$957		$1,653

CONTRACTUAL OBLIGATIONS: The following table shows the significant contractual obligations of the Company by expected payment period, as of December 31, 2014:

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Loan commitments	$223,009	$—	$—	$—	$223,009
Long-term debt obligations	—	45,794	37,898	—	83,692
Purchase obligations	2,060	4,180	3,500	3,600	13,340
Capital lease obligations	993	2,088	2,273	9,648	15,002
Operating lease obligations	2,496	3,713	2,797	6,002	15,008
Total contractual obligations	$228,558	$55,775	$46,468	$19,250	$350,051

Long-term debt obligations include borrowings from the Federal Home Loan Bank with defined terms. The table reflects scheduled repayments of principal.

Leases represent obligations entered into by the Company for the use of land and premises. The leases generally have escalation terms based upon certain defined indexes. Common area maintenance charges may also apply and are adjusted annually based on the terms of the lease agreements.

Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist of contractual obligations under data processing service agreements. The Company also enters into various routine rental and maintenance contracts for facilities and equipment. These contracts are generally for one year.

OFF-BALANCE SHEET ARRANGEMENTS: The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2014.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$747	$—	$—	$—	$747
Performance letters of credit	1,745	—	—	—	1,745
Commercial letters of credit	675	—	—	—	675
Total letters of credit	$3,167	$—	$—	$—	$3,167

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME: The following table presents the major components of other income:

	Years Ended December 31,			Change
(In thousands)	2014	2013	2012	2014 v 2013	2013 v 2012
Service charges and fees	$3,111	$2,798	$2,756	$313	$42
Gain on sale of loans (mortgage banking)	439	1,330	1,195	(891)	135
Gain on sale of loans held for sale at
lower of cost or fair value	166	522	—	(356)	522
Bank owned life insurance	1,092	1,098	1,064	(6)	34
Securities gains	260	840	3,810	(580)	(2,970)
Gain/loss on ORE	139	85	(89)	54	174
Other income	358	84	285	274	(201)
Total other income	$5,565	$6,757	$9,021	$(1,192)	$(2,264)

2014 compared to 2013

The Company recorded total other income, excluding wealth management fee income of $5.6 million in 2014, reflecting a decrease of $1.2 million or 18 percent compared to 2013 levels. The decrease in 2014 was attributable to decreases in net securities gains and gains on sale of loans, offset in part by an increase in service charges and fees.

Securities gains were $260 thousand for 2014 compared to $840 thousand for 2013. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the short duration of the securities portfolio, sales have been employed much less often in 2014 compared to 2013.

The decrease in loan sale gains is due to decreased levels of mortgage loans originated for sale. This decline in originations for sale was caused by market changes, most notably a rise in rates in mid-2013, as well as a shift in strategy, emphasizing mortgage loans for relation purposes.

The Company sold $67 million of longer-duration, lower-coupon residential first mortgage loans during 2014 as part of its strategy to de-emphasize residential first mortgage lending, while benefitting its liquidity and interest rate risk positions. Income for the twelve months ended December 31, 2014, included the gain on sale of $166 thousand.

2013 compared to 2012

The Company recorded total other income, excluding income from the Bank’s Private Wealth Management Division, of $6.8 million in 2013, reflecting a decrease of $2.3 million or 25 percent over 2012 levels. The decrease in 2013 was attributable to decreases in mortgage late fees and net securities gains, offset in part by an increase in gains on sales of loans and net gains on sales of OREO properties.

The gain on the sale of classified loans totaled $522 thousand for 2013, which, was due to the sale of classified loans held for sale as of December 31, 2012. The decrease in securities gains was due to the sale of the Company’s entire pooled trust preferred security portfolio in December 2012 for a net gain of $2.9 million. The Company continues to strategically sell investments to reduce prepayment risk and/or interest rate risk and/or to benefit future yield or current capital.

OPERATING EXPENSES: The following table presents the major components of operating expenses:

	Years Ended December 31,			Change
(In thousands)	2014	2013	2012	2014 v 2013	2013 v 2012
Salaries and employee benefits	$36,241	$32,249	$27,595	$3,992	$4,654
Premises and equipment	9,963	9,914	9,467	49	447
Other operating expenses:
Wealth management division other expense	1,896	1,702	1,462	194	240
Professional and legal fees	1,873	2,085	1,301	(212)	784
FDIC assessment	1,381	1,121	1,208	260	(87)
Loan expense	532	676	877	(144)	(201)
Telephone	914	696	647	218	49
Advertising	594	519	512	75	7
Stationery and supplies	306	391	381	(85)	10
Postage	391	409	370	(18)	39
Provision for ORE losses	400	1,010	145	(610)	865
Other operating expenses	5,049	4,411	4,365	638	46
Total operating expense	$59,540	$55,183	$48,330	$4,357	$6,853

2014 compared to 2013

Operating expenses totaled $59.5 million in 2014, compared to $55.2 million in 2013, resulting in an increase of $4.4 million, or 8 percent. Salaries and benefits expense, which accounts for the largest portion of operating expenses, totaled $36.2 million in 2014, reflecting an increase of $4.0 million or 12 percent, when compared to 2013. This is largely due to strategic hiring in line with the Strategic Plan. In 2014, in addition to the normal salary increases and the additional compensation associated with additions to staff, the Company saw increases in bonus and incentive accruals, associated with the Company’s growth.

Wealth management division other expense totaled $1.9 million in 2014, increasing $194 thousand, or 11 percent, from 2013 due to increased system expenses related to increased volume. Professional and legal fees decreased $212 thousand, or 10 percent, from $2.1 million in 2013 to $1.9 million in 2014, due primarily to fees in 2013 associated with the search for a new head of Wealth Management.

Loan expense totaled $532 thousand in 2014, decreasing $144 thousand, or 21 percent, when compared to 2013 expense due to lower expenses associated with problem loans. Provision for ORE expense was $400 thousand and $1.0 million in 2014 and 2013, respectively, and both were as a result of an adjustment necessary relating to one large ORE property.

The Company strives to operate in an efficient manner and control costs; however, given its plans to grow its core businesses, it expects higher operating expenses in 2015 compared to prior periods. The Company anticipates that revenue and related profitability associated with these plans will begin to improve after lagging expenses by several quarters.

2013 compared to 2012

Operating expenses totaled $55.2 million in 2013, compared to $48.3 million in 2012, resulting in an increase of $6.9 million, or 14 percent. Salaries and benefits expense, which accounts for the largest portion of operating expenses, totaled $32.2 million in 2013, reflecting an increase of $4.7 million or 17 percent, when compared to 2012. This is largely due to strategic hiring in line with the Strategic Plan. In addition, the Company recorded a $933 thousand compensation expense accrual related to certain staff restructurings during the third quarter of 2013. In 2013, in addition to the normal salary increases and the additional compensation associated with additions to staff, the Company saw increases in bonus, incentive and profit sharing accruals.

In 2013, premises and equipment expense totaled $9.9 million compared to $9.5 million in 2012, an increase of $447 thousand, or 5 percent. This was due to accelerated depreciation expense related to the consolidation of the operations center staff and equipment, as previously described.

Wealth management division other expense totaled $1.7 million in 2013, increasing $240 thousand, or 16 percent, from 2012 due to increased system expenses related to increased volume. Professional and legal fees increased $784 thousand, or 60 percent, from $1.3 million in 2012 to $2.1 million in 2013, due primarily to fees associated with the search for a new head of Wealth Management and various training and consulting expenses, much of which was associated with the Strategic Plan.

Loan expense totaled $676 thousand in 2013, decreasing $201 thousand, or 23 percent, when compared to 2012 expense due to lower expenses associated with problem loans. Provision for ORE expense was $1.0 million in 2013 compared to $145 thousand in 2012, as one large ORE property required a $1.0 million provision for ORE based on its appraisal in 2013.

INCOME TAXES: For the year ended December 31, 2014, income tax expense was $9.4 million compared to income tax expense of $5.5 million for the same period of 2013. The effective tax rate for the year ended December 31, 2014 was 38.69 percent compared to 36.27 percent for the year ended December 31, 2013. The effective tax rate for 2014 was greater than 2013 due to increase in income before income taxes compared to the prior year resulting in a higher tax rate applied.

CAPITAL RESOURCES: A solid capital base provides the Company with the ability to support future growth and financial strength and is essential to executing the Company’s Strategic Plan – “Expanding Our Reach.” The Company’s capital strategy is intended to provide stability to expand its businesses, even in stressed environments. The Company strives to maintain capital levels in excess of those considered to be well capitalized under regulatory guidelines applicable to banks. Maintaining an adequate capital position supports the Company’s goal of providing shareholders an attractive and stable long-term return on investment.

At December 31, 2014, the Company’s equity to total assets ratio was 8.96 percent, up from 8.68 percent at December 31, 2013. Also at December 31, 2014, the Company’s Tier 1 and total capital ratios were 14.38 percent and 15.55 percent, respectively, and its capital leverage ratio was 9.11 percent at December 31, 2014, all above the required levels necessary to be considered well capitalized under regulatory guidelines applicable to banks.

In December 2014, the Company successfully completed the sale of 2,776,215 common shares under its “at-the-market” equity offering program announced on October 23, 2014. The common shares in the offering were sold at a weighted average price of $18.01 per share, representing gross proceeds to the Company of $50 million, $48.2 million after sales agent commissions and offering expenses. The Board of Directors authorized the Company to contribute $48.2 million of the proceeds received from the equity offering to the Bank as equity. The cash was transferred from the Company to the Bank before year end 2014.

In December 2013, the Company completed the sale of 2,470,588 common shares in its rights offering and sale to standby investors. The common shares in the offering were all sold at a price of $17.00 per share, representing proceeds to the Company of $41.1 million, net of offering costs of $900 thousand. On December 19, 2013, the Board of Directors authorized the Company to contribute $40.5 million of the proceeds received from the rights offering to the Bank as equity. At December 31, 2013, the Company entered into a note agreement with the Bank, which resulted in a capital contribution of $40.5 million to the Bank. The cash was transferred from the Company to the Bank on January 2, 2014 to satisfy the note agreement.

As noted under Capital Requirements of Part I, Item 1, Basel III rules are effective for the Company on January 1, 2015, subject to phase-in periods for certain components. As also noted in that section, the Company believes the Company and the Bank would meet all capital adequacy requirements under Basel III if such requirements were currently effective.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $50,000 per quarter to purchase additional shares of common stock. The Reinvestment Plan provided $7.4 million of capital to the Company in 2014.

Management believes the Company’s capital position and capital ratios are adequate.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including loan fundings, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Company’s liquidity risk management is intended to ensure the Company has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, temporary investments, securities available for sale, customer deposit inflows, brokered deposits, loan repayments and secured borrowings. Other liquidity sources include loan sales and loan participations.

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $31.2 million at December 31, 2014. In addition, the Company had $332.7 million in securities designated as available for sale at December 31, 2014. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At December 31, 2014, unused borrowing commitments totaled $672.4 million from the FHLB and $28.4 million from correspondent banks.

Asset growth for 2014 was funded by a diversified source of funding alternatives, including customer deposits, brokered CDs, short term brokered interest-bearing demand deposits, multifamily loan participations, residential 1-4 family first mortgage loan sales and capital growth. The short term brokered interest-bearing demand deposit balances also assist in the Company’s liquidity management. These deposits are more cost effective than other short term alternatives and do not require any pledging of collateral. These deposits have generally funded the Company’s larger average interest earning deposit/cash balances maintained in 2014, as the Company had decided to maintain greater liquidity on its balance sheet, in light of its growth. The Company ensures ample available collateralized liquidity as a backup to these short term brokered deposits.

The Company has a Board-approved Contingency Funding Plan in place. This document provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.

Management believes the Company’s liquidity position and sources are adequate.

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

PRIVATE WEALTH MANAGEMENT DIVISION: This division has served in the roles of executor and trustee while providing investment management, custodial, tax, retirement and financial services to its growing client base. Officers from the Private Wealth Management Division are available to provide wealth management, trust and investment services at the Bank’s corporate headquarters in Bedminster, at private banking locations in Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiary, PGB Trust & Investments of Delaware in Greenville, Delaware.

The following table presents certain key aspects of the Private Wealth Management Division’s performance for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,			Change
(In thousands, except per share data)	2014	2013	2012	2014 v 2013	2013 v 2012

Total fee income	$15,242	$13,838	$12,282	$1,404	$1,556

Salaries and benefits	7,562	5,745	5,565	1,817	180

Other operating expense (included in
Operating Expenses section above)	5,170	5,039	4,605	131	434

Assets under administration
(market value)	$2,986,623	$2,690,601	$2,303,612	$296,022	$386,989

2014 compared to 2013

The market value of assets under administration at December 31, 2014 and 2013 was $2.99 billion and $2.69 billion, respectively, an increase of $296 million or 11 percent over the prior year as the result of improving values in the markets as well as new business activity.

The Company realized wealth management fees totaling $15.24 million in 2014, an increase of $1.4 million or 10 percent, over the levels in 2013. The increase reflects increased relationships, a greater mix of higher margin business and an improvement in the market value of assets under management.

While the “Operating Expenses” section above offers an overall discussion of the Company’s expenses including the Private Wealth Management Division, expenses for the division totaled $12.7 million compared to $10.8 million for the same period in 2013, an increase of $1.9 million, or 18 percent. For the 2014 year, salaries and benefits expense increased $1.8 million, or 32 percent to $7.6 million when compared to the same period in 2013. Other operating expenses totaled $5.2 million and $5.0 million for the years ended 2014 and 2013, respectively, increasing $131 thousand, or 3 percent when compared to 2013. Expenses increased due to strategic hiring in line with the Company’s Strategic Plan, as well as growth in the business.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

2013 compared to 2012

At December 31, 2013 and 2012, the market value of assets under administration was $2.69 billion and $2.30 billion, an increase of $387 million or 17 percent and can be attributed to improving values in the markets and new business activity. Fee income generated by PGB Trust Investments was $13.8 million and $12.3 million in 2013 and 2012 respectively, an increase of $1.6 million or 13 percent.

As explained previously, the “Operating Expenses” section above offers an overall discussion of the Company’s expenses. Other expenses for the Private Wealth Management Division totaled $10.8 million and $10.2 million for the years ended December 31, 2013 and 2012, respectively, an increase of $614 thousand or 6 percent, when compared to the 2012 year.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS: This Annual Report on Form 10-K, both in the foregoing discussion and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,”, “may,” “will” or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to

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
46

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

The Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT: The Company’s Asset/Liability Committee (ALCO) is responsible for developing, implementing and monitoring asset/liability management strategies and reports and advising the Board of Directors on such, as well as the related level of interest rate risk. In this regard, interest rate risk simulation models are prepared on a quarterly basis. These models have the ability to demonstrate balance sheet gaps, and predict changes to net interest income and economic/market value of portfolio equity under various interest rate scenarios. In addition, these models, as well as ALCO processes and reporting, are subject to annual independent third-party review.

ALCO is generally authorized to manage interest rate risk through management of capital and management of cash flows and duration of assets and liabilities, including sales and purchases of assets, as well as additions of wholesale borrowings, brokered deposits and other sources of medium/longer term funding. ALCO is authorized to engage in interest rate swaps as a means of extending duration of shorter term liabilities and the Company entered into one such contract during 2014.

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

During the fourth quarter of 2014, the Company initiated a program of using interest rate swaps as a tool in the management of interest rate risk. The swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis and correlation analysis, daily mark-to-market and collateral posting as required. The Board is advised of all swap activity. The Company executed one swap, receiving floating and paying fixed with a notional value of $25.0 million in the fourth quarter of 2014.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2014. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2014.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2014, net interest income for 2015 would decline approximately 10.5 percent. This sensitivity improves in 2016 to a further decline of only 3.3 percent, when compared to a flat interest rate scenario. The sensitivity is positive for years beyond 2016.

In an immediate and sustained 100 basis point decrease in market rates at December 31, 2014, net interest income would decline approximately 2.8 percent for 2015 and 6.0 percent for 2016, compared to a flat interest rate scenario.

The Company expected it would be slightly more sensitive to rising interest rates as of December 31, 2014 compared to prior periods. The fourth quarter of 2014 included record quarterly loan origination levels, and also included several larger clients withdrawing funds for varying needs at year end. These withdrawals were expected and were only a portion of each client’s relationship with the Company. During the first two months of 2015, some of these amounts have been re-deposited into the Company. This, combined with growth in medium and longer term CDs and transacting additional pay fixed/receive floating interest rate swaps, has benefitted the Company’s interest rate risk position in early 2015.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2014.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$270,100	$(49,853)	(15.58)%	10.73%	(120.4)
+100	299,699	(20,254)	(6.33)	11.53	(41.0)
Flat interest rates	319,953	—	—	11.94	—
-100	330,771	10,818	3.38	12.04	10.3

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Management believes the Company’s interest rate risk position is reasonable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Peapack-Gladstone Financial Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Peapack-Gladstone Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peapack-Gladstone Financial Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Peapack-Gladstone Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Livingston, New Jersey

March 13, 2015

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share data)	2014	2013
ASSETS
Cash and due from banks	$6,621	$6,534
Federal funds sold	101	101
Interest-earning deposits	24,485	28,512
Total cash and cash equivalents	31,207	35,147
Securities available for sale	332,652	268,447
FHLB and FRB stock, at cost	11,593	10,032
Loans held for sale, at fair value	839	2,001
Loans	2,250,267	1,574,201
Less: allowance for loan losses	19,480	15,373
Net loans	2,230,787	1,558,828
Premises and equipment	32,258	28,990
Other real estate owned	1,324	1,941
Accrued interest receivable	5,371	4,086
Bank owned life insurance	32,634	31,882
Deferred tax assets, net	10,491	9,762
Other assets	13,241	15,832
Total assets	$2,702,397	$1,966,948
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$366,371	$356,119
Interest-bearing deposits:
Checking	600,889	378,340
Savings	112,878	115,785
Money market accounts	700,069	630,173

Certificates of deposit	198,819	151,833
Subtotal deposits	1,979,026	1,632,250
Interest-bearing demand – Brokered	188,000	10,000
Certificates of deposit - Brokered	131,667	5,000
Total deposits	2,298,693	1,647,250
Overnight borrowings	54,600	54,900
Federal home loan bank advances	83,692	74,692
Capital lease obligation	10,712	8,754
Accrued expenses and other liabilities	12,433	10,695
Total liabilities	2,460,130	1,796,291
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares)	—	—
Common stock (no par value; stated value $0.83 per share;
authorized 21,000,000 shares; issued shares, 15,563,895 at
December 31, 2014 and 12,196,695 at December 31, 2013;
outstanding shares, 15,155,717 at December 31, 2014 and
11,788,517 at December 31, 2013)	12,954	10,148
Surplus	195,829	140,699
Treasury stock at cost (408,178 shares at December 31, 2014 and 2013)	(8,988)	(8,988)
Retained earnings	41,251	28,775
Accumulated other comprehensive income, net	1,221	23
Total shareholders’ equity	242,267	170,657
Total liabilities and shareholders’ equity	$2,702,397	$1,966,948

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2014	2013	2012
INTEREST INCOME
Loans, including fees	$70,420	$51,218	$48,010
Loans held for sale	48	284	123
Securities held to maturity:
Taxable	—	—	1,648
Tax-exempt	—	—	187
Securities available for sale:
Taxable	4,156	4,606	5,385
Tax-exempt	703	793	639
Interest-earning deposits	248	152	98
Total interest income	75,575	57,053	56,090
INTEREST EXPENSE
Checking accounts	1,088	323	379
Savings and money market accounts	1,671	1,107	1,092
Certificates of deposit	2,906	1,823	2,237

Overnight and short-term borrowings	48	19	39
Federal Home Loan Bank advances	1,485	584	509
Capital lease obligation	483	421	431
Total interest expense	7,681	4,277	4,687
Net interest income before provision for loan losses	67,894	52,776	51,403
Provision for loan losses	4,875	3,425	8,275
Net interest income after provision for loan losses	63,019	49,351	43,128
OTHER INCOME
Wealth management fee income	15,242	13,838	12,282
Service charges and fees	3,111	2,798	2,756
Bank owned life insurance	1,092	1,098	1,064
Gain on loans held for sale at fair value	439	1,330	1,195
Gain on loans held for sale at lower of cost or fair value	166	522	—
Other income	497	169	196
Securities gains, net	260	840	3,810
Total other income	20,807	20,595	21,303
OPERATING EXPENSES
Salaries and employee benefits	36,241	32,249	27,595
Premises and equipment	9,963	9,914	9,467
Other operating expenses	13,336	13,020	11,268
Total operating expenses	59,540	55,183	48,330
Income before income tax expense	24,286	14,763	16,101
Income tax expense	9,396	5,502	6,405
Net income	14,890	9,261	9,696
Dividends on preferred stock and accretion	—	—	474
Net income available to common shareholders	$14,890	$9,261	$9,222
EARNINGS PER COMMON SHARE
Basic	$1.23	$1.02	$1.05
Diluted	1.22	1.01	1.05

 See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

		Years Ended December 31,
	2014	2013	2012
(Dollars in thousands)
Net income	$14,890	$9,261	$9,696
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains arising during the period	2,378	(6,390)	1,020
Adjustment for held to maturity transferred
to available for sale	—	—	1,685
Less: Reclassification adjustment for net gains
included in net income	260	840	856
	2,118	(7,230)	1,849
Tax effect	(820)	2,954	(756)
Net of tax	1,298	(4,276)	1,093

Unrealized loss on cash flow hedge
Unrealized holding loss	(169)	—	—
Reclassification adjustment for losses
included in net income	—	—	—
	(169)	—	—
Tax effect	69	—	—
Net of tax	(100)	—	—

Unrealized losses on the noncredit, other-than
temporarily impaired held to maturity securities
and on securities transferred from available for
sale to held to maturity, including accretion	—	—	8,204
Less: Reclassification adjustment for gains
included in net income	—	—	2,954
	—	—	5,250
Tax effect	—	—	(2,148)
Net of tax	—	—	3,102

Total other comprehensive income/(loss)	1,198	(4,276)	4,195

Total comprehensive income	$16,088	$4,985	$13,891

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
						Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except per share data)	Stock	Stock	Surplus	Stock	Earnings	Income	Total
Balance at January 1, 2012
8,832,711 common shares outstanding	$13,979	$7,685	$96,323	$(8,988)	$13,868	$104	$122,971
Net income 2012					9,696		9,696
Net change in accumulated
other comprehensive income						4,195	4,195
Issuance of restricted stock, 36,263 shares		30	(30)				—
Amortization of restricted stock			549				549
Redemption of preferred stock,
14,341 shares	(14,341)						(14,341)
Warrant repurchase 150,296 shares			(109)				(109)
Accretion of discount on preferred stock	362				(362)		—
Cash dividends declared on common stock
($0.20 per share)					(1,774)		(1,774)
Cash dividends declared on
preferred stock					(112)		(112)
Common stock option expense			336				336
Common stock options exercised and
related tax benefits, 2,022 shares		1	20				21
Sales of shares, dividend
reinvestment program, 46,803 shares		39	586				625
Balance at December 31, 2012
8,917,799 common shares outstanding	—	7,755	97,675	(8,988)	21,316	4,299	122,057
Net income 2013					9,261		9,261
Net change in accumulated
other comprehensive income						(4,276)	(4,276)
Issuance of restricted stock, 189,858 shares		158	(158)				—
Amortization of restricted stock			590				590
Cash dividends declared on common stock
($0.20 per share)					(1,802)		(1,802)
Common stock option expense			319				319
Common stock options
exercised and related tax
benefits, 2,982 shares		3	27				30
Sales of shares, dividend
reinvestment program, 200,265 shares		167	3,081				3,248
Issuance of shares for Profit Sharing Plan,
7,025 shares		6	124				130
Issuance of shares, rights offering,
2,470,588 shares		2,059	39,041				41,100
Balance at December 31, 2013
11,788,517 common shares outstanding	—	10,148	140,699	(8,988)	28,775	23	170,657
Net income 2014					14,890		14,890
Net change in accumulated
other comprehensive income						1,198	1,198
Issuance of restricted stock, net of forfeitures, 145,747 shares		121	(121)				—
Amortization of restricted stock			1,475				1,475
Cash dividends declared on common stock
($0.20 per share)					(2,414)		(2,414)
Common stock option expense			234				234
Common stock options
exercised and related tax
benefits, 14,702 shares		14	160				174
Sales of shares (dividend reinvestment
program),416,057 shares		347	7,082				7,429
Issuance of shares, Profit Sharing Plan,
3,781 shares		3	67				70
Issuance of shares for Employee Stock
Purchase Plan, 10,698 shares		8	188				196
Issuance of stock offering net of costs,		2,313	46,045				48,358
2,776,215 shares
Balance at December 31, 2014
15,155,717 common shares outstanding	$—	$12,954	$195,829	$(8,988)	$41,251	$1,221	$242,267

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2014	2013	2012
Operating activities:
Net income	$14,890	$9,261	$9,696
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	2,993	3,536	2,946
Amortization of premium and accretion of discount on
securities, net	1,533	1,887	2,261
Amortization of restricted stock	1,475	590	549
Provision for loan losses	4,875	3,425	8,275
Valuation allowance on other real estate owned	400	1,010	145
Stock-based compensation and employee stock purchase plan expense	283	319	336
Deferred tax (benefit)/expense	(1,480)	2,670	14,349
Gains on sale of securities, available for sale, net	(260)	(840)	(856)
Gains on securities, held to maturity, net	—	—	(2,954)
Proceeds from sales of loans held for sale at fair value	30,585	85,081	83,773
Loans originated for sale	(28,985)	(79,291)	(86,198)
Gain on loans sold held for sale at fair value	(438)	(1,330)	(1,195)
Gain on loans sold held for sale from portfolio	(166)	(522)	—
(Gain)/loss on OREO sold	(139)	(85)	89
(Gain)/loss on disposal of premises and equipment	(9)	49	19
Increase in cash surrender value of life insurance	(752)	(794)	(796)
(Increase)/decrease in accrued interest receivable	(1,285)	(222)	214
Decrease/(increase) in other assets	2,590	5,643	(14,147)
Increase in accrued expenses and other liabilities	1,153	2,315	1,342
Net cash provided by operating activities	27,263	32,702	17,848
Investing activities:
Maturities of investment securities
held to maturity	—	—	45,461
Maturities of securities available for sale	70,382	83,854	60,890
Redemptions for FHLB & FRB stock	29,722	8,963	16,939
Calls of investment securities held to maturity	—	—	136
Calls of securities available for sale	10,000	18,115	26,598
Sales of investment securities held to maturity	—	—	15,989
Sales of securities available for sale	35,411	54,881	35,087
Purchase of investment securities held to maturity	—	—	(17,373)
Purchase of securities available for sale	(179,153)	(129,095)	(42,380)
Purchase of FHLB & FRB stock	(31,283)	(14,356)	(17,009)
Sales of loans held for sale at lower of cost or fair
value	68,022	14,271	—
Net increase in loans	(745,434)	(445,523)	(116,242)
Sales of other real estate	1,100	3,749	2,898
Purchases of premises and equipment	(3,941)	(2,545)	(1,054)
Disposal of premises and equipment	15	—	—
Purchase of life insurance	—	—	(2,996)
Net cash (used in)/provided by investing activities	(745,159)	(407,686)	6,944

	Years Ended December 31,
	2014	2013	2012
Financing activities:
Net increase in deposits	651,443	130,823	72,535
Net (decrease)/increase in overnight borrowings	(300)	54,900	—
Proceeds from Federal Home Loan Bank advances	9,000	62,692	—
Repayments of FHLB advances	—	(218)	(5,462)
Redemption of preferred stock	—	—	(14,341)
Repurchase of warrants	—	—	(109)
Dividends paid on preferred stock	—	—	(112)
Dividends paid on common stock	(2,414)	(1,802)	(1,774)
Exercise of stock options	174	30	21
Net proceeds, rights offering	48,358	41,100	—
Sale of common shares (Dividend Reinvestment Program)	7,429	3,248	625
Purchase of shares of profit sharing plan	70	130	—
Issuance of shares for employee stock purchase plan	196	—	—
Net cash provided by financing activities	713,956	290,903	51,383
Net (decrease)/increase in cash and cash equivalents	(3,940)	(84,081)	76,175
Cash and cash equivalents at beginning of year	35,147	119,228	43,053
Cash and cash equivalents at end of year	$31,207	$35,147	$119,228
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$7,042	$3,822	$4,410
Income taxes	7,747	1,223	7,410
Transfer of securities to available for sale from
held to maturity	—	—	64,211
Transfer of loans to loans held for sale	67,855	—	13,749
Transfer of loans to other real estate owned	744	3,119	2,466
Internally financed sale of other real estate owned	—	—	2,975
Increase in capital lease	2,326	—	—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Organization: The consolidated financial statements of Peapack-Gladstone Financial Corporation (the “Company”) are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware and Peapack-Gladstone Mortgage Group, Inc. While the following footnotes include the collective results of Peapack-Gladstone Financial Corporation and Peapack-Gladstone Bank, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

Business: Peapack-Gladstone Bank, the subsidiary of the Company, is a commercial bank that provides innovative private banking services to businesses, non-profits and consumers which help them to establish, maintain and expand their legacy. Wealth management services are also provided through its subsidiary, PGB Trust & Investments of Delaware. The Bank is subject to competition from other financial institutions, is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Segment Information: The Company’s business is conducted through its banking subsidiary and involves the delivery of loan and deposit products and wealth management services to customers. Management uses certain methodologies to allocate income and expense to the business segments.

The Banking segment includes commercial, commercial real estate, multifamily, residential and consumer lending activities; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support sales.

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

Loans originated with the intent to hold and subsequently transferred to loans held for sale are carried at the lower of cost or fair value. These are loans that the Company no longer has the intent to hold for the foreseeable future.

Loans: Loans that Management has the intent and ability to hold for the foreseeable future or until maturity are stated at the principal amount outstanding. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less purchased premium and discounts and net deferred fees. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment, on a level-yield method, to the loan’s yield. The definition of recorded investment in loans includes accrued interest receivable, however, for the Company’s loan disclosures, accrued interest was excluded as the impact was not material.

Loans are considered past due when they are not paid in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six months. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Nonaccrual mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in the State of New Jersey and, to a lesser extent, in New York.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by Management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

A troubled debt restructuring is a renegotiated loan with concessions made by the lender to a borrower who is experiencing financial difficulty. Troubled debt restructurings are impaired and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral, less estimated disposition costs. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage then pass-rated loans through utilization of a multiple, which is calculated annually through a migration analysis. At December 31, 2014 and 2013, the multiple was 5 times for non-impaired substandard loans and 2.5 times for non-impaired special mention loans.

Significant changes to the allowance for loan losses methodology are evaluated by the Company at each reporting period. For the period ended December 31, 2013, the Company enhanced its methodology utilized to determine the historical loss experience. In previous periods, the Company utilized a three-year look back period for actual loss experience with the most recent year being allocated a higher weighting than the previous years. For the period ended December 31, 2013, the Company determined that applying equal weighting to each of the three years represented a more appropriate reflection of its historical loss experience and continued using this method as of December 31, 2014.

In addition, the Company also enhanced its methodology utilized to compute the escalation multiple used for loans that are graded as special mention and substandard (non-impaired). The methodology utilized was based on a migration analysis. Similar to the historical loss experience computation, in previous periods, the Company utilized a disproportionate weighting approach in computing its escalation multiple for loans graded as special mention and substandard (non-impaired), while as of December 31, 2013, the Company moved to an equal weighting approach. Management concluded that equal weighting provided a more representative estimate of the losses in the criticized and classified portions of the portfolio than disproportionate weighting and continued using this method as of December 31, 2014.

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

Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment. Commercial and industrial loans are typically repaid first by the cash flow generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flow. Factors that may influence a business’s profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain.

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

Derivatives: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Income Taxes: The Company files a consolidated Federal income tax return. Separate state income tax returns are filed for each subsidiary based on current laws and regulations.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in its financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on the enacted tax rates. Such tax assets and liabilities are adjusted for the effect of a change in tax rates in the period of enactment.

The Company recognizes a tax position as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2012 or by New Jersey tax authorities for years prior to 2010. In 2014, the Company was audited by U.S. Federal tax authorities for the tax years ended December 31, 2010, 2011 and 2012. No changes to the tax returns were made.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Benefit Plans: The Company has a 401(K) profit-sharing and investment plan, which covers substantially all salaried employees over the age of 21 with at least 12 months of service.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees and non-employee directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the fair value of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the required service or performance period, generally defined as the vesting period. For awards with graded vesting, compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. The stock options granted under these plans are exercisable at a price equal to the fair value of common stock on the date of grant and expire not more than ten years after the date of grant.

Employee Stock Purchase Plan (“ESPP”): On April 22, 2014, the shareholders of Peapack-Gladstone Financial Corporation approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for the granting of purchase rights of up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. Subject to certain eligibility requirements and restrictions, the ESPP allows employees to purchase shares during four three- month Offering Periods. Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between one percent and 15 percent of their compensation. At the end of each Offering Period on the Purchase Date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable Purchase Price. The Purchase Price is an amount equal to 85 percent of the closing market price of a share of common stock on the Purchase Date. Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the period without penalty. The fair value of each share purchase right is determined using the Black-Scholes option pricing model and the Company recorded $49 thousand of expense in salaries and employee benefits expense for the twelve months ended December 31, 2014. Total shares issued under the ESPP were 10,698 during 2014.

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

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

(In thousands, except per share data)	2014	2013	2012
Net income available to common shareholders	$14,890	$9,261	$9,222
Basic weighted average shares outstanding	12,065,615	9,094,111	8,780,973
Plus: common stock equivalents	106,492	82,688	47,501
Diluted weighted average shares outstanding	12,172,107	9,176,799	8,828,474
Earnings per share:
Basic	$1.23	$1.02	$1.05
Diluted	1.22	1.01	1.05

Stock options and restricted stock totaling 167,004, 478,389 and 546,950 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2014, 2013 and 2012, respectively, because they were considered antidilutive.

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

Comprehensive Income: Comprehensive income consists of net income and the change during the period in the Company’s net unrealized gains or losses on securities available for sale and unrealized gains and losses on cash flow hedge, net of tax, less adjustments for realized gains and losses, net amortization of the unrealized loss on securities transferred to held to maturity from available for sale and accretion of the non-credit component on certain held to maturity securities with other-than-temporary impairment charges in previous periods.

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

Reclassification: Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2013 presentation and had no effect on the consolidated income statements or shareholders’ equity.

New Accounting Policies:  Accounting Standards Update (“ASU”) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. In January 2014, the FASB amended existing guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendment is effective for years beginning after December 15, 2014. Adoption of this ASU is not expected to have a material effect on the financial statements of the Company.

ASU 2014-09, Revenue From Contracts With Customers (Topic 606).

In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. The ASU is effective for annual reporting periods beginning after December 15, 2016. The Company is considering the impact of ASU 2014-09.

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of December 31, 2014 and 2013 follows:

	2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$35,664	$55	$(49)	$35,670
Mortgage-backed securities-residential	239,975	2,725	(411)	242,289
SBA pool securities	8,015	—	(71)	7,944
State and political subdivisions	40,842	553	(1)	41,394
Single-issuer trust preferred security	2,999	—	(599)	2,400
CRA investment fund	3,000	—	(45)	2,955
Total	$330,495	$3,333	$(1,176)	$332,652

	2013
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$15,986	$—	$(1,216)	$14,770
Mortgage-backed securities-residential	187,574	2,651	(1,145)	189,080
State and political subdivisions	58,849	565	(71)	59,343
Single-issuer trust preferred security	2,999	—	(629)	2,370
CRA investment fund	3,000	—	(116)	2,884
Total	$268,408	$3,216	$(3,177)	$268,447

The amortized cost and approximate fair value of investment securities available for sale as of December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities, marketable equity securities and the CRA Investment Fund, are shown separately.

Maturing in:
(In thousands)	Amortized Cost	Fair Value
One year or less	$24,072	$24,079
After one year through five years	33,789	34,077
After five years through ten years	14,566	14,787
After ten years	7,078	6,521
	79,505	79,464
Mortgage-backed securities-residential	239,975	242,289
SBA pool securities	8,015	7,944
CRA investment fund	3,000	2,955
Total	$330,495	$332,652

Securities available for sale with fair value of $46.4 million and $65.3 million as of December 31, 2014 and December 31, 2013, respectively, were pledged to secure public funds and for other purposes required or permitted by law.

The following is a summary of the gross gains, gross losses and net tax expense related to proceeds on sales of securities available for sale for the years ended December 31,

(In thousands)	2014	2013	2012
Proceeds on sales	$35,411	$54,881	$35,087
Gross gains	414	1,010	864
Gross losses	(154)	(170)	(8)
Net tax expense	91	294	351

The following table presents the Company’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2014 and 2013.

	2014
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$19,119	$(20)	$2,963	$(29)	$22,082	$(49)
Mortgage-backed
securities-residential	65,368	(191)	20,428	(220)	85,796	(411)
SBA pool securities	7,944	(71)	—	—	7,944	(71)
State and political
subdivisions	505	(1)	—	—	505	(1)
Single-issuer trust
Preferred security	—	—	2,400	(599)	2,400	(599)
CRA investment fund	—	—	2,955	(45)	2,955	(45)
Total	$92,936	$(283)	$28,746	$(893)	$121,682	$(1,176)

	2013
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$14,770	$(1,216)	$—	$—	$14,770	$(1,216)
Mortgage-backed
securities-residential	71,154	(1,142)	84	(3)	71,238	(1,145)
State and political
subdivisions	5,589	(71)	—	—	5,589	(71)
Single-issuer trust
Preferred security	—	—	2,370	(629)	2,370	(629)
CRA investment fund	2,884	(116)	—	—	2,884	(116)
Total	$94,397	$(2,545)	$2,454	$(632)	$96,851	$(3,177)

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the credit worthiness of the issuers. The Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery.

At December 31, 2014, the unrealized loss of $599 thousand is related to a single-issuer trust preferred security issued by a large bank holding company that has experienced declines in fair value on all its securities due to the turmoil in the financial markets and a merger. The investment continues to be rated below investment grade and was rated in November 2014 at Ba1 by Moody’s, the same rating as at December 31, 2013. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. The fair value of this security at December 31, 2014, is higher than the fair value at December 31, 2013. Management believes the depressed valuation is a result of the nature of the bond, a trust preferred security, and the bond’s very low yield. At December 31 2014, Management does not intend to sell the security nor is it likely that it will be required to sell the security before its anticipated recovery.

No other-than-temporary impairment charges were recognized in 2014, 2013 or 2012.

3.  LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(In thousands)	2014	Loans	2013	Loans
Residential mortgage	$466,760	20.74%	$532,911	33.85%
Commercial mortgage	1,388,747	61.71	831,997	52.85
Commercial loans	308,743	13.72	131,795	8.37
Construction loans	5,998	0.27	5,893	0.38
Home equity lines of credit	50,141	2.23	47,905	3.04
Consumer loans, including
fixed rate home equity loans	28,040	1.25	21,852	1.39
Other loans	1,838	0.08	1,848	0.12
Total loans	$2,250,267	100.00%	$1,574,201	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio classes have been identified as of December 31:

		% of Total		% of Total
(In thousands)	2014	Loans	2013	Loans
Primary residential mortgage	$480,149	21.37%	$546,827	34.82%
Home equity lines of credit	50,302	2.24	47,905	3.05
Junior lien loan on residence	11,808	0.52	13,114	0.84
Multifamily property	1,080,256	48.07	541,503	34.48
Owner-occupied commercial
real estate	105,446	4.69	79,735	5.08
Investment commercial real estate	405,771	18.06	267,406	17.03
Commercial and industrial	81,362	3.62	51,638	3.29
Farmland/Agricultural production	364	0.01	197	0.01

Commercial construction	4,715	0.21	5,893	0.37
Consumer and other	27,084	1.20	16,212	1.03
Total loans	$2,247,257	100.00%	$1,570,430	100.00%
Net deferred fees	3,010		3,771
Total loans including
net deferred fees	$2,250,267		$1,574,201

At December 31, 2014 there was no longer an unamortized discount. Included in the totals above for December 31, 2013 is $396 thousand of unamortized discount.

In June of 2014, the Company sold $67 million of longer-duration, lower-coupon residential first mortgage loans as part of its strategy to de-emphasize residential first mortgage lending, while benefitting its liquidity and interest rate risk positions. Income for the twelve months ended December 31, 2014, included the gain on sale of $166 thousand.

In the ordinary course of business, the Company, through the Bank, may extend credit to officers, directors or their associates. These loans are subject to the Company’s normal lending policy and Federal Reserve Bank Regulation O.

The following table shows the changes in loans to officers, directors or their associates:

(In thousands)	2014	2013
Balance, beginning of year	$2,216	$1,345
New loans	4,302	1,301
Repayments	(1,129)	(430)
Loans with individuals no longer considered related parties	(871)	—
Balance, at end of year	$4,518	$2,216

The following tables present the loan balances by portfolio segment, based on impairment method, and the corresponding balances in the allowance for loan losses as of December 31, 2014 and 2013:

December 31, 2014

	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$6,500	$317	$473,649	$2,606	$480,149	$2,923
Home equity lines
of credit	210	—	50,092	156	50,302	156
Junior lien loan
on residence	164	—	11,644	109	11,808	109
Multifamily
property	—	—	1,080,256	8,983	1,080,256	8,983
Owner-occupied
commercial
real estate	1,674	—	103,772	1,547	105,446	1,547
Investment
commercial
real estate	11,653	489	394,118	4,262	405,771	4,751
Commercial and
industrial	248	149	81,114	731	81,362	880
Secured by
farmland and
agricultural
production	—	—	364	4	364	4
Commercial
construction	—	—	4,715	31	4,715	31
Consumer and
other	2	2	27,082	94	27,084	96
Total ALLL	$20,451	$957	$2,226,806	$18,523	$2,247,257	$19,480

December 31, 2013

	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$3,691	$126	$543,136	$2,235	$546,827	$2,361
Home equity
lines of credit	111	—	47,794	181	47,905	181
Junior lien loan
on residence	260	—	12,854	156	13,114	156
Multifamily
property	—	—	541,503	4,003	541,503	4,003
Owner-occupied
commercial
real estate	3,250	464	76,485	2,099	79,735	2,563
Investment
commercial
real estate	9,949	741	257,457	4,342	267,406	5,083
Commercial and
industrial	470	309	51,168	516	51,638	825
Secured by
farmland and
agricultural
production	—	—	197	3	197	3
Commercial
construction	—	—	5,893	120	5,893	120
Consumer and
other	13	13	16,199	65	16,212	78
Total ALLL	$17,744	$1,653	$1,552,686	$13,720	$1,570,430	$15,373

Impaired loans include nonaccrual loans of $6.9 million at December 31, 2014 and $6.6 million at December 31, 2013. Impaired loans also include performing troubled debt restructured loans of $13.6 million at December 31, 2014 and $11.1 million at December 31, 2013. At December 31, 2014, the allowance allocated to troubled debt restructured loans totaled $892 thousand of which $204 thousand was allocated to nonaccrual loans. At December 31, 2013, the allowance allocated to troubled debt restructured loans totaled $1.7 million of which $740 thousand was allocated to nonaccrual loans. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of December 31, 2014. The Company has not committed to lend additional amounts as of December 31, 2014 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2014 and 2013:

	December 31, 2014
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$5,264	$4,635	$—	$3,543	$37
Owner-occupied commercial real estate	1,809	1,674	—	2,626	24
Investment commercial real estate	5,423	5,423	—	5,512	76
Commercial and industrial	99	99	—	155	3
Home equity lines of credit	210	210	—	111	1
Junior lien loan on residence	293	164	—	224	3
Consumer and other	—	—	—	14	—
Total loans with no related allowance	$13,098	$12,205	$—	$12,185	$144
With related allowance recorded:
Primary residential mortgage	$2,138	$1,865	$317	$1,361	$14
Owner-occupied commercial real estate	—	—	—	—	—
Investment commercial real estate	6,230	6,230	489	5,927	71
Commercial and industrial	179	149	149	249	4
Junior lien loan on residence	—	—	—	—	—
Consumer and other	2	2	2	—	—
Total loans with related allowance	$8,549	$8,246	$957	$7,537	$89
Total loans individually evaluated
for impairment	$21,647	$20,451	$957	$19,722	$233

	December 31, 2013
	Unpaid			Average	Interest
	Principal	Recorded	Specific	Impaired	Income
(In thousands)	Balance	Investment	Reserves	Loans	Recognized
With no related allowance recorded:
Primary residential mortgage	$3,777	$2,984	$—	$4,813	$55
Owner-occupied commercial real estate	1,346	1,193	—	1,893	36
Investment commercial real estate	5,000	5,000	—	314	4
Commercial and industrial	176	161	—	121	4
Home equity lines of credit	111	111	—	119	5
Junior lien loan on residence	370	260	—	312	5
Total loans with no related allowance	$10,780	$9,709	$—	$7,572	$109
With related allowance recorded:
Primary residential mortgage	$707	$707	$126	$636	$29
Owner-occupied commercial real estate	2,190	2,057	464	2,100	16
Investment commercial real estate	4,949	4,949	741	4,949	618
Commercial and industrial	323	309	309	269	4
Junior lien loan on residence	—	—	—	—	—
Commercial construction	13	13	13	—	—
Total loans with related allowance	$8,182	$8,035	$1,653	$7,954	$667
Total loans individually evaluated
for impairment	$18,962	$17,744	$1,653	$15,526	$776

Cash basis interest income recognized during 2014, 2013 and 2012 was not material.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and 2013:

	December 31, 2014
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,128	$—
Home equity lines of credit	210	—
Junior lien loan on residence	164	—
Owner-occupied commercial real estate	1,674	—
Investment commercial real estate	424	—
Commercial and industrial	248	—
Consumer and other	2	—
Total	$6,850	$—

	December 31, 2013
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,641	$—
Home equity lines of credit	111	—
Junior lien loan on residence	260	—
Owner-occupied commercial real estate	3,250	—
Commercial and industrial	355	—
Consumer and other	13	—
Total	$6,630	$—

The following tables present the recorded investment in past due loans as of December 31, 2014 and 2013 by class of loans, excluding nonaccrual loans:

	December 31, 2014
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,102	$403	$—	$1,505
Home equity lines of credit	99	—	—	99
Commercial construction	150	—	—	150
Consumer and other	1	—	—	1
Total	$1,352	$403	$—	$1,755

	December 31, 2013
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,443	$677	$—	$2,120
Home equity lines of credit	12	—	—	12
Owner-occupied commercial real estate	703	—	—	703
Investment commercial real estate	118	—	—	118
Total	$2,276	$677	$—	$2,953

Credit Quality Indicators:

The Company places all commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten. The credit risk rating is re-evaluated annually by credit underwriters for all loans $500,000 and over; annually through a limited review by Portfolio Managers with the Chief Credit Officer for loans in an amount of $250,000 up to $500,000; annually by an external independent loan review firm for all loans $3,500,000 and over, on a proportional basis by the review firm for loans from $500,000 up to $3,499,999, and on a random sampling basis by the review firm for loans under $500,000; or whenever Management otherwise identifies a positive or negative trend or issue relating to a borrower. The Company uses the following definitions for risk ratings:

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

The table below presents, based on the most recent analysis performed, the risk category of loans by class of loans for December 31, 2014 and 2013.

December 31, 2014

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$471,219	$1,366	$7,564	$—
Home equity lines of credit	50,092	—	210	—
Junior lien loan on residence	11,644	—	164	—
Multifamily property	1,078,944	490	822	—
Owner-occupied commercial real estate	99,432	473	5,541	—
Investment commercial real estate	372,865	11,648	21,258	—
Commercial and industrial	81,093	21	248	—
Secured by farmland	189	—	—	—
Agricultural production	175	—	—	—
Commercial construction	4,565	150	—	—
Consumer and other loans	27,082	—	2	—
Total	$2,197,300	$14,148	$35,809	$—

December 31, 2013

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$540,609	$1,510	$4,708	$—
Home equity lines of credit	47,794	—	111	—
Junior lien loan on residence	12,854	—	260	—
Multifamily property	540,993	510	—	—
Owner-occupied commercial real estate	70,218	619	8,898	—
Investment commercial real estate	238,722	9,573	19,111	—
Commercial and industrial	51,144	23	471	—
Secured by farmland	197	—	—	—
Commercial construction	4,340	1,553	—	—
Consumer and other loans	15,106	837	269	—
Total	$1,521,977	$14,625	$33,828	$—

At December 31, 2014, $20.5 million of the special mention and the substandard loans were also considered impaired as compared to December 31, 2013, when $17.7 million of the special mention and the substandard loans were also considered impaired.

The tables below present a rollforward of the allowance for loan losses for the years ended December 31, 2014, 2013 and 2012.

	January 1,				December 31,
	2014				2014
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,361	$(273)	$1	$834	$2,923
Home equity lines of credit	181	—	—	(25)	156
Junior lien loan on residence	156	(1)	103	(149)	109
Multifamily property	4,003	—	—	4,980	8,983
Owner-occupied commercial
real estate	2,563	(669)	106	(453)	1,547
Investment commercial real estate	5,083	—	18	(350)	4,751
Commercial and industrial	825	(123)	85	93	880
Secured by farmland and agricultural
production	3	—	—	1	4
Commercial construction	120	—	—	(89)	31
Consumer and other	78	(22)	7	33	96
Total ALLL	$15,373	$(1,088)	$320	$4,875	$19,480

	January 1,				December 31,
	2013				2013
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$3,047	$(611)	$48	$(123)	$2,361
Home equity lines of credit	267	—	—	(86)	181
Junior lien loan on residence	314	(346)	17	171	156
Multifamily property	1,305	—	11	2,687	4,003
Owner-occupied commercial
real estate	2,509	—	77	(23)	2,563
Investment commercial real estate	4,155	(56)	26	958	5,083
Commercial and industrial	803	(16)	64	(26)	825
Secured by farmland	3	—	—	—	3
Commercial construction	240	—	1	(121)	120
Consumer and other	92	(11)	9	(12)	78
Total ALLL	$12,735	$(1,040)	$253	$3,425	$15,373

	January 1,				December 31,
	2012				2012
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,414	$(1,676)	$3	$2,306	$3,047
Home equity lines of credit	204	(91)	—	154	267
Junior lien loan on residence	64	(57)	6	301	314
Multifamily property	705	(492)	—	1,092	1,305
Owner-occupied commercial
real estate	3,108	(4,047)	299	3,149	2,509
Investment commercial real estate	4,181	(2,448)	17	2,405	4,155
Agricultural production	1	—	—	(1)	—
Commercial and industrial	1,291	(233)	60	(315)	803
Secured by farmland	—	—	—	3	3
Commercial construction	669	(72)	—	(357)	240
Consumer and other	78	(43)	11	46	92
Unallocated	508	—	—	(508)	—
Total ALLL	$13,223	$(9,159)	$396	$8,275	$12,735

Troubled Debt Restructurings: The Company has allocated $892 thousand and $1.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2014 and December 31, 2013, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ended December 31, 2014, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the followings: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2014:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	8	$2,138	$2,138
Investment commercial real estate	1	1,281	1,281
Total	9	$3,419	$3,419

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2013:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	4	$760	$760
Investment commercial real estate	1	5,000	5,000
Total	5	$5,760	$5,760

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	3	$553	$553
Junior lien on residence	1	274	274
Investment commercial real estate	1	2,648	2,648
Total	5	$3,475	$3,475

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses. In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructuring during the years ended December 31, 2014, 2013 and 2012.

There were no payment defaults on loans modified as troubled debt restructurings within twelve months of modification during the year ending December 31, 2014.

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

The defaults described above did not have a material impact on the allowance for loan losses during 2014, 2013 and 2012.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. At the time a loan is restructured, the Bank performs a full re-underwriting analysis, which includes, at a minimum, obtaining current financial statements and tax returns, copies of all leases, and an updated independent appraisal of the property. A loan will continue to accrue interest if it can be reasonably determined that the borrower should be able to perform under the modified terms, that the loan has not been chronically delinquent (both to debt service and real estate taxes) or in nonaccrual status since its inception, and that there have been no charge-offs on the loan. Restructured loans with previous charge-offs would not accrue interest at the time of the troubled debt restructuring. At a minimum, six months of contractual payments would need to be made on a restructured loan before returning a loan to accrual status. Once a loan is classified as a TDR, the loan is reported as a TDR until the loan is paid in full, sold or charged-off. In rare circumstances, a loan may be removed from TDR status, if it meets the requirements of ASC 310-40-50-2.

4.  PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2014	2013
Land and land improvements	$4,932	$4,933
Buildings	11,984	11,931
Furniture and equipment	16,621	15,375
Leasehold improvements	10,017	7,891
Projects in progress	1,405	1,703
Capital lease asset	11,237	8,911
	56,196	50,744
Less: accumulated depreciation	23,938	21,754
Total	$32,258	$28,990

The Company has included leases in premises and equipment as follows:

(In thousands)	2014	2013
Land and buildings	$11,237	$8,911
Less: accumulated depreciation	2,420	1,747
Total	$8,817	$7,164

Projects in progress represents costs associated with renovations to the Company’s headquarters in addition to smaller renovation or equipment installation projects at other locations.

The Company recorded depreciation expense of $3.0 million, $3.5 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company leases its corporate headquarters building under a capital lease and in 2014, leased additional space it the building. The lease arrangement requires monthly payments through 2025. Related depreciation expense and accumulated depreciation of $531 thousand, $400 thousand and $400 thousand is included in the results of 2014, 2013 and 2012, respectively.

The Company also leases its Gladstone branch after completing a sale-leaseback transaction involving the property in 2011. The lease arrangement requires monthly payments through 2031. The gain on the sale of $764 thousand was deferred and will be accreted to income over the life of the lease. Related depreciation expense and accumulated depreciation of $141 thousand is included in each of the 2014, 2013 and 2012 results.

The following is a schedule by year of future minimum lease payments under capitalized leases, together with the present value of net minimum lease payments as of December 31, 2014:

(In thousands)
2015	$993
2016	1,007
2017	1,081
2018	1,127
2019	1,146
Thereafter	9,648
Total minimum lease payments	15,002
Less: amount representing interest	3,846
Present value of net minimum lease payments	$11,156

5.  OTHER REAL ESTATE OWNED

At December 31, 2014 and 2013, the Company had other real estate owned, net of valuation allowances, totaling $1.3 million and $1.9 million, respectively.

The following table shows the activity in other real estate owned, excluding the valuation allowance, for the years ended December 31,

(In thousands)	2014	2013
Balance, beginning of year	$3,961	$4,506
OREO properties added	744	3,119
Sales during year	(961)	(3,664)
Balance, end of year	$3,744	$3,961

The following table shows the activity in the valuation allowance for the years ended December 31,

(In thousands)	2014	2013	2012
Balance, beginning of year	$2,020	$1,010	$865
Additions charged to expense	400	1,010	145
Direct writedowns	—	—	—
Balance, end of year	$2,420	$2,020	$1,010

The following table shows expenses related to other real estate owned for the years ended December 31,

(In thousands)	2014	2013	2012
Net (gain)/loss on sales	$(139)	$(85)	$89
Provision for unrealized losses	400	1,010	145
Operating expenses, net of rental income	179	179	356
Total	$440	$1,104	$590

6.  DEPOSITS

Time deposits over $250,000 totaled $23.1 million and $16.7 million at December 31, 2014 and 2013, respectively.

The following table sets forth the details of total deposits as of December 31,

	2014		2013
(In thousands)	$	%	$	%
Noninterest-bearing demand deposits	$366,371	15.94%	$356,119	21.62%
Interest-bearing checking	600,889	26.14	378,340	22.97
Savings	112,878	4.91	115,785	7.03
Money market	700,069	30.46	630,173	38.26
Certificates of deposit	198,819	8.65	151,833	9.22
Interest-bearing demand - Brokered	188,000	8.18	10,000	0.61
Certificates of deposit - Brokered	131,667	5.73	5,000	0.30
Total deposits	$2,298,693	100.00%	$1,647,250	100.00%

The scheduled maturities of time deposits as of December 31, 2014 are as follows:

(In thousands)
2015	$122,688
2016	36,339
2017	68,626
2018	24,483
2019	39,185
Over 5 Years	39,165
Total	$330,486

7.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from FHLB totaled $83.7 million and $74.7 million at December 31, 2014 and 2013, respectively, with a weighted average interest rate of 1.78 percent and 1.80 percent, respectively.

At December 31, 2014 advances totaling $71.7 million with a weighted average rate of 1.57 percent, have fixed maturity dates, while at December 31, 2013 advances totaling $62.7 million with a weighted average rate of 1.57 percent, have a fixed maturity. At December 31, 2014 the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling 388.5 million and multifamily totaling 815.6 million. The fixed rate advances at December 31, 2013 are secured by blanket pledges of certain 1-4 family residential mortgages totaling $449.9 million.

At both December 31, 2014 and December 31, 2013, the Company had $12.0 million in variable rate advances, with a weighted average rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $13.4 million at December 31, 2014 and $13.3 million at December 31, 2013.

The advances have prepayment penalties.

The scheduled principal repayments and maturities of advances as of December 31, 2014 are as follows:

(In thousands)
2015	$—
2016	21,897
2017	23,897
2018	34,898
2019	3,000
Over 5 years	—
Total	$83,692

At December 31, 2014 there were overnight borrowings with the FHLB of $54.6 million with a weighted average rate of 0.32 percent and at December 31, 2013 there were overnight borrowings with the FHLB of $54.9 million with a weighted average rate of 0.40 percent. At December 31, 2014, unused short-term or overnight borrowing commitments totaled $672.4 million from the FHLB and $28.4 million from correspondent banks.

8. FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value:

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

Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). Our derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of December 31, 2014, all collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old, except for one property that has an appraisal that is 14 months old. An updated appraisal had been ordered on the property. The loan has been performing and was current at December 31, 2014.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored entities	$35,670	$—	$35,670	$—
Mortgage-backed securities-residential	242,289	—	242,289	—
SBA pool securities	7,944	—	7,944	—
State and political subdivisions	41,394	—	41,394	—
Single-issuer trust preferred security	2,400	—	2,400	—
CRA investment fund	2,955	2,955	—	—
Loans held for sale, at fair value	839	—	839	—
Total	$333,491	$2,955	$330,536	$—

Financial Liabilities Derivatives	$—	$—	$(169)	$—

(In thousands)	December 31, 2013
Assets:
Securities available for sale:
U.S. government-sponsored entities	$14,770	$—	$14,770	$—
Mortgage-backed securities-residential	189,080	—	189,080	—
State and political subdivisions	59,343	—	59,343	—
Single-issuer trust preferred security	2,370	—	2,370	—
CRA investment fund	2,884	2,884	—	—
Loans held for sale, at fair value	2,001	—	2,001	—
Total	$270,448	$2,884	$267,564	$—

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2014 and December 31, 2013.

The following tables present residential loans held for sale, at fair value for the periods indicated:

	December 31, 2014	December 31, 2013
Residential loans contractual balance	$826	$1,975
Fair value adjustment	13	26
Total fair value of residential loans held for sale	$839	$2,001

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2014.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential mortgage	$543	$—	$—	$543
OREO	580	—	—	580

(In thousands)	December 31, 2013
Assets:
Impaired loans:
Primary residential mortgage	$85	$—	$—	$85
Owner occupied commercial real estate	1,593	—	—	1,593
OREO	980	—	—	980

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $648 thousand, with a valuation allowance of $105 thousand at December 31, 2014. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $2.1 million, with a valuation allowance of $471 thousand at December 31, 2013.

At both December 31, 2014 and 2013, OREO at fair value represents one commercial property. The Company recorded a valuation allowance of $400 thousand and $1.01 million during 2014 and 2013, respectively.

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 are as follows:

		Fair Value Measurements at December 31, 2014 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$31,207	$30,707	$500	$—	$31,207
Securities available for sale	332,652	2,955	329,697	—	332,652
FHLB and FRB stock	11,593	—	—	—	N/A
Loans held for sale, at fair value	839	—	839	—	839
Loans, net of allowance for loan losses	2,230,787	—	—	2,213,604	2,213,604
Accrued interest receivable	5,371	—	924	4,447	5,371
Financial liabilities
Deposits	$2,298,693	$1,968,207	$329,579	$—	$2,297,786
Overnight borrowings	54,600	—	54,600		54,600
Federal Home Loan Bank advances	83,692	—	84,677	—	84,677
Financial Liabilities Derivatives
Accrued interest payable	496	103	393	—	496

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 are as follows:

		Fair Value Measurements at December 31, 2013 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$35,147	$34,397	$750	$—	$35,147
Securities available for sale	268,447	2,884	265,563	—	268,447
FHLB and FRB stock	10,032	—	—	—	N/A
Loans held for sale, at fair value	2,001	—	2,001	—	2,001
Loans, net of allowance for loan losses	1,558,828	—	—	1,528,937	1,528,937
Accrued interest receivable	4,086	—	817	3,269	4,086
Financial liabilities
Deposits	$1,647,250	$1,490,417	$156,078	$—	$1,646,495
Overnight borrowings	54,900	—	54,900	—	54,900
Federal Home Loan Bank advances	74,692	—	75,728	—	75,728
Accrued interest payable	340	49	291	—	340

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. Cash and due from banks is classified as Level 1. Certificates of deposit are classified as Level 2.

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

Federal Home Loan Bank advances: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Accrued interest receivable/payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification. Accrued interest on deposits and securities are included in Level 2. Accrued interest on loans are included in Level 3.

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31,

(In thousands)	2014	2013	2012
Trust & Investments other expense	$1,896	$1,702	$1,462
Professional and legal fees	1,873	2,085	1,301
FDIC insurance	1,381	1,121	1,208
Loan expense	532	676	877
Telephone	914	696	647
Advertising	594	519	512
Provision for ORE losses	400	1,010	145
Other operating expenses	5,746	5,211	5,116
Total other operating expenses	$13,336	$13,020	$11,268

10.  INCOME TAXES

The income tax expense included in the consolidated financial statements for the years ended December 31, is allocated as follows:

(In thousands)	2014	2013	2012
Federal:
Current expense/(benefit)	$10,251	$2,811	$(7,942)
Deferred (benefit)/expense	(2,626)	1,299	12,887
State:
Current expense/(benefit)	625	21	(3)
Deferred expense	1,146	1,371	1,463
Total income tax expense	$9,396	$5,502	$6,405

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income before taxes as a result of the following:

(In thousands)	2014	2013	2012
Computed “expected” tax expense	$8,500	$5,167	$5,635
(Decrease)/increase in taxes resulting from:
Tax-exempt income	(152)	(317)	(341)
State income taxes	1,102	901	949
Bank owned life insurance income	(152)	(243)	(112)
Interest disallowance	9	10	16
Meals and entertainment expense	69
Stock-based compensation	60	54	58
Rate adjustment	—	(100)	200
Other	(40)	(30)	—
Total income tax expense	$9,396	$5,502	$6,405

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$7,957	$6,280
Valuation allowance for OREO losses	989	825
Federal and state net operating loss carryforward	9	1,110
Lease adjustment	149	167
Federal AMT credit carryforward	540	540
Post retirement benefits	427	414
Prepaid alternative minimum assessment	283	283
Contribution limitation	34	34
Charitable contribution carryforward	32	32
Organization costs	26	26
Cash flow hedge	69	—
Stock option expense	372	347
Nonaccrued interest	181	181
Accrued compensation	2,422	1,473
Capital leases	952	756
Total gross deferred tax assets	$14,442	$12,468
Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	$920	$668
Unrealized gain on securities available for sale	835	15
Deferred loan origination costs and fees	1,555	1,565
Deferred income	603	438
Investment securities, principally due to the accretion of bond discount	19	20
Other	19	—
Total gross deferred tax liabilities	3,951	2,706
Net deferred tax asset	$10,491	$9,762

The net deferred tax asset in 2013 includes the tax effect of nearly $19.0 million of New Jersey net operating loss carryforwards, which was used in 2014.

In 2012, the Company sold the pooled trust preferred securities resulting in a federal tax loss carryback refund claim of $8.1 million. The remaining deferred tax asset for OTTI was converted to deferred tax assets relating to federal and state net operating loss carryforwards.

Based upon taxes paid and projected future taxable income, Management believes that it is more likely than not that the gross deferred tax assets will be realized.

At December 31, 2014 and 2013, the Company had no unrecognized tax benefits. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company is subject to U.S. Federal income tax as well as New Jersey income tax. The Company is no longer subject to federal examination for tax years prior to 2011. The tax years of 2011, 2012 and 2013 remains open to federal examination. The Company is no longer subject to New Jersey examination for tax years prior to 2010. The tax years of 2010, 2011, 2012 and 2013 remain open for state examination.

11.  BENEFIT PLANS

The Company sponsors a profit sharing plan and a savings plan under Section 401(K) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. Under the savings plan, the Company contributes three percent of salary for each employee regardless of the employees’ contributions as well as partially matching employee contributions. The Company contributed to an enhanced benefit plan to employees who were previously in the defined benefit plan, which was discontinued in 2008. This enhanced benefit was discretionary and was eliminated in 2014. In 2013 and 2012, the enhanced benefit was approximately $850 thousand and $856 thousand, respectively. Expense for the savings plan totaled approximately $1.4 million, $1.9 million and $1.8 million in 2014, 2013 and 2012, respectively.

Contributions to the profit sharing plan are made at the discretion of the Board of Directors and all funds are invested solely in Peapack-Gladstone Financial Corporation common stock. The Company did not contribute to the profit sharing plan in 2014. The aggregate contribution to the profit sharing plan was $200 thousand in each of 2013 and 2012.

12. STOCK-BASED COMPENSATION

The Company’s 2006 Long-Term Stock Incentive Plan and 2012 Long-Term Stock Incentive Plan allow the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights to directors, officers, employees and independent contractors of the Company and its subsidiaries. The total number of shares initially available to grant in active plans was 820,000. There are no shares remaining for issuance with respect to stock option plans approved in 1995, 1998 and 2002; however, options granted under those plans are still included in the numbers below. At December 31, 2014, there were 406,250 additional shares available for grant under the unexpired plans.

Options granted under the long-term stock incentive plans are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair value of the common stock on the date of grant, and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant. Some options granted to officers at or above the senior vice president level were immediately exercisable at the date of grant. The Company has a policy of using new shares to satisfy option exercises.

Changes in options outstanding during 2014 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2014	652,179	$21.30
Granted during 2014	9,000	18.86
Exercised during 2014	(15,943)	12.54
Expired during 2014	(279,477)	27.15
Forfeited during 2014	(20,570)	13.27
Balance, December 31, 2014	345,189	$17.38	5.34 years	$6,813
Vested and expected to vest (1)	314,132	$17.75	5.34 years	$255
Exercisable at December 31, 2014	242,565	$18.88	4.44 years	$109

(1)	The difference between the shares which are exercisable (fully vested) and those which are expected to vest is due to anticipated forfeitures.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on December 31, 2014 was $18.56.

The aggregate intrinsic value of stock options exercised was $109 thousand in 2014, $20 thousand in 2013 and $8 thousand in 2012.

The per share weighted average fair value of stock options granted during 2014, 2013 and 2012 was $7.50, $4.58 and $3.91, respectively, on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	2014	2013	2012
Dividend yield	1.02%	1.30%	1.47%
Expected volatility	40%	39%	39%
Expected life	7 Years	7 Years	7 Years
Risk-free interest rate	2.18%	1.14%	1.43%

As of December 31, 2014, there was approximately $280 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.2 years.

The Company issued stock awards in 2014, 2013 and 2012. The stock awards were either service based awards or performance based awards. The service based awards vest ratably over a three or five year’s period. The performance based awards are dependent upon the Company meeting certain performance criteria and cliff vest at the end of the performance period. As of December 31, 2014, the Company has determined that the performance targets will be met and therefore, the performance awards are being expensed over the vesting period. As of December 31, 2014, there was $4.6 million of total unrecognized compensation cost related to nonvested shares, which is expected to vest over 3.0 years.

Changes in nonvested shares dependent on performance criteria for 2014 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2014	67,086	$17.61
Granted during 2014	25,681	19.47
Vested during 2014	—	—
Forfeited during 2014	—	—
Balance, December 31, 2014	92,767	$17.55

Changes in nonvested shares not dependent on performance criteria for 2014 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2014	186,455	$15.11
Granted during 2014	126,014	19.44
Vested during 2014	(54,192)	14.37
Forfeited during 2014	(5,948)	18.85
Balance, December 31, 2014	252,328	$17.34

Total stock-based compensation expense recognized in 2014 totaled $1.5 million for stock awards and $234 thousand for stock options. Total compensation expense for stock awards was $590 thousand and $549 thousand in 2013 and 2012, respectively. The Company recognized total compensation expense for stock options of $319 thousand and $336 thousand in 2013 and 2012, respectively.

13.  COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is a party to litigation arising from the conduct of its business. Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner. There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $223.0 million and $159.2 million at December 31, 2014 and 2013, respectively, which are not included in the accompanying consolidated financial statements. These commitments include unused commercial and home equity lines of credit.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit and amounted to $3.2 million and $3.1 million at December 31, 2014 and 2013, respectively. The fair value of the Company’s liability for financial standby letters of credit was insignificant at December 31, 2014.

For commitments to originate loans, the Company’s maximum exposure to credit risk is represented by the contractual amount of those instruments. Those commitments represent ultimate exposure to credit risk only to the extent that they are subsequently drawn upon by customers. The Company uses the same credit policies and underwriting standards in making loan commitments as it does for on-balance-sheet instruments. For loan commitments, the Company would generally be exposed to interest rate risk from the time a commitment is issued with a defined contractual interest rate.

At December 31, 2014, the Company was obligated under non-cancelable operating leases for certain premises. Rental expense aggregated $2.5 million, $2.5 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012 respectively, which is included in premises and equipment expense in the consolidated statements of income.

The minimum annual lease payments under the terms of the operating lease agreements, as of December 31, 2014, were as follows:

(In thousands)
2015	$2,496
2016	2,068
2017	1,645
2018	1,556
2019	1,241
Thereafter	6,002
Total	$15,008

The Company is also obligated under legally binding and enforceable agreements to purchase goods and services from third parties, including data processing service agreements.

14.  REGULATORY CAPITAL

The Company through the Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank’s consolidated financial statements. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At year-end 2014 and 2013, the Bank maintained capital levels which met or exceeded the levels required to be considered well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the institution’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well
			Capitalized Under		For Capital
			Prompt Corrective		Adequacy
	Actual		Action Provisions		Purposes
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total capital (to risk-weighted assets)	$250,112	14.96%	$167,160	10.00%	$133,728	8.00%

Tier I capital (to risk-weighted assets)	230,632	13.80	100,296	6.00	66,864	4.00

Tier I capital (to average assets)	230,632	8.74	131,895	5.00	105,516	4.00

As of December 31, 2013:
Total capital (to risk-weighted assets)	$180,544	14.47%	$124,782	10.00%	$99,825	8.00%

Tier I capital (to risk-weighted assets)	165,171	13.24	74,869	6.00	49,913	4.00

Tier I capital (to average assets)	165,171	8.75	94,376	5.00	75,501	4.00

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well
			Capitalized Under				For Capital
			Prompt Corrective				Adequacy
	Actual		Action Provisions				Purposes
(In thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio
As of December 31, 2014:
Total capital (to risk-weighted assets)	$259,918	15.55%	$	N/A	N/A	%	$133,745	8.00%

Tier I capital (to risk-weighted assets)	240,439	14.38		N/A	N/A		66,873	4.00

Tier I capital (to average assets)	240,439	9.11		N/A	N/A		105,544	4.00

As of December 31, 2013:
Total capital (to risk-weighted assets)	$185,052	15.33%	$	N/A	N/A		$96,601	8.00%

Tier I capital (to risk-weighted assets)	169,955	14.07		N/A	N/A		48,301	4.00

Tier I capital (to average assets)	169,955	9.00		N/A	N/A	%	75,510	4.00

15.  DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swap Designated as Cash Flow Hedge: An interest rate swap with a notional amount of $25.0 million as of December 31, 2014, was designated as a cash flow hedge of certain interest-bearing demand brokered deposits and was determined to be fully effective during 2014. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining terms of the swap.

The following information about the interest rate swap designated as cash flow hedge as of December 31, 2014 is presented in the following table:

(In thousands)	2014
Notional amount	$25,000
Weighted average pay rate	1.81%
Weighted average receive rate	0.21%
Weighted average maturity	5	years
Unrealized loss	$(169)

Interest expense recorded on this swap transaction totaled $1 thousand for the twelve months ended December 31, 2014 and is reported as a component of interest expense.

Cash Flow Hedge

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the year ended December 31:

2014
Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$(169)	$—	$—

The following table reflects the cash flow hedge included in the financial statements as of December 31:

	2014
(In thousands)	Notional Amount	Fair Value
Included in liabilities:
Interest rate swap related to interest-bearing
demand brokered deposits	$25,000	$(169)
Total included in other liabilities	$25,000	$(169)

16.  PREFERRED STOCK

On January 9, 2009, as part of the U.S. Department of the Treasury (the “Treasury) Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company sold 28,685 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 150,296 shares of the Company’s common stock, no par value at an exercise price of $28.63 per share, after adjusting for the five percent stock dividend declared on June 18, 2009, for an aggregate purchase price of $28.7 million in cash, allocated $1.6 million to warrants and $27.1 million to preferred stock.

Cumulative dividends on the preferred shares accrue on the liquidation preference at a rate of 5 percent per annum for the first five years, and at a rate of 9 percent per annum thereafter. Subject to the approval of the Board of Governors of the Federal Reserve System, the preferred shares are redeemable at the option of the Company at 100 percent of their liquidation preference. If the Company redeems the preferred shares and the Treasury still owns the warrant, the Company could repurchase the warrant from the Treasury for its fair market value. Unless both the holder and the Company agree otherwise, the exercise of the warrant will be a net exercise (i.e., the holder does not pay cash but gives up shares with a market value at the time of exercise equal to the exercise price, resulting in a net settlement with significantly fewer than the 150,296 shares of common stock being issued).

The Securities Purchase Agreement, pursuant to which the preferred shares and the warrant were sold, contains limitations on the payment of dividends on the common stock, including with respect to the payment of quarterly cash dividends in excess of $0.16 per share, which was the amount of the last regular dividend declared by the Company prior to October 14, 2008 and on the Company’s ability to repurchase its Common Stock. The Company is also subject to certain executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”).

On January 6, 2010 and March 2, 2011, the Company redeemed 25 percent of the preferred shares issued under the Treasury’s CPP, each time repaying approximately $7.2 million to the Treasury, including accrued and unpaid dividends of approximately $51 thousand and $17 thousand, respectively. As a result of the repurchase, the accretion related to the preferred stock was accelerated and approximately $330 thousand and $246 thousand was recorded as a reduction to retained earnings in the first quarters of 2010 and 2011, respectively. The Company’s redemption of the shares was not subject to additional conditions or stipulations from the Treasury.

On January 11, 2012, the Company redeemed the remaining 50 percent of the preferred shares issued under the Treasury’s CPP, repaying approximately $14.5 million to the Treasury, including accrued and unpaid dividends of approximately $112 thousand. The Company’s redemption of the shares was not subject to additional conditions or stipulations from the Treasury. As a result of the repurchase, the accretion related to the preferred stock was accelerated and approximately $362 thousand was recorded as a reduction to retained earnings in the first quarter of 2012. The 150,296 common share warrant remained outstanding after the redemption; however, the Company paid $109 thousand to the U.S. Treasury on April 5, 2012 to repurchase it.

17.  SHAREHOLDERS EQUITY

In December 2014, the Company successfully completed the sale of 2,776,215 common shares in its “at-the-market” equity offering program announced on October 23, 2014. The common shares in the offering were sold at a weighted average price of $18.01 per share, representing proceeds to the Company of $48.4 million, net of offering costs of $216 thousand. The Board of Directors authorized the Company to contribute $48.2 million of the proceeds received from the equity offering to the Bank as equity. The Company contributed the cash prior to year end 2014.

In December 2013, the Company successfully completed the sale of 2,470,588 common shares in its rights offering and sale to standby investors. The common shares in the offering were all sold at a price of $17.00 per share, representing proceeds to the Company of $41.1 million, net of offering costs of $900 thousand. On December 19, 2013, the Board of Directors authorized the Company to contribute $40.5 million of the proceeds received from the rights offering to the Bank as equity. At December 31, 2013, the Company entered into a note agreement with the Bank, which resulted in a capital contribution of $40.5 million to the Bank. The note matured on January 10, 2014 and the cash was transferred from the Company to the Bank on January 2, 2014 to satisfy the note agreement.

In addition, the Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the Plan, allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. In addition, shareholders may also make voluntary cash payments of up to $50,000 per quarter to purchase additional shares of common stock. The Plan provides that shares may be purchased directly from the Company out of its authorized but unissued or treasury shares, or in the open market. During 2013 and 2014 the shares purchased under the Plan were from authorized but unissued shares. The price of shares purchased under the Plan will be the average price paid for such shares by the Plan’s administrator, Computershare Investor Services. The price to the Plan administrator of shares purchased directly from Peapack-Gladstone with reinvested dividends or voluntary cash payments will be 97% of their “fair market value,” as that term is herein defined in the Plan. The 3% discount will continue until terminated or modified by action of the Board of Directors. Total shares issued through the Plan in 2014 totaled 416,057 that resulted in additional capital of $7.4 million, of which 404,000 shares were issued through the voluntary purchase portion of the Plan. Total shares issued through the Plan in 2013 totaled 200,265 that resulted in additional capital of $3.2 million, of which 194,000 shares were issued through the voluntary purchase portion of the Plan.

18.  BUSINESS SEGMENTS

The Company assesses its results among two operating segments, Banking and Peapack-Gladstone Bank’s Private Wealth Management Division. Management uses certain methodologies to allocate income and expense to the business segments. A funds transfer pricing methodology is used to assign interest income and interest expense. Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

Banking

The Banking segment includes commercial, commercial real estate, multifamily, residential and consumer lending activities; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support and sales.

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

The following table presents the statements of income and total assets for the Company’s reportable segments for the twelve months ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended December 31, 2014
		Trust &
(In thousands)	Banking	Investments	Total
Net interest income	$64,148	$3,746	$67,894
Noninterest income	5,336	15,471	20,807
Total income	69,484	19,217	88,701
Provision for loan losses	4,875	—	4,875
Salaries and benefits	28,679	7,562	36,241
Premises and equipment expense	9,207	756	9,963
Other noninterest expense	8,922	4,414	13,336
Total noninterest expense	51,683	12,732	64,415
Income before income tax expense	17,801	6,485	24,286
Income tax expense	6,873	2,523	9,396
Net income	$10,928	$3,962	$14,890
Total assets at period end	$2,676,103	$26,294	$2,702,397

	Twelve Months Ended December 31, 2013
		Trust &
(In thousands)	Banking	Investments	Total
Net interest income	$49,209	$3,567	$52,776
Noninterest income	6,417	14,178	20,595
Total income	55,626	17,745	73,371
Provision for loan losses	3,425	—	3,425
Salaries and benefits	26,504	5,745	32,249
Premises and equipment expense	9,331	583	9,914
Other noninterest expense	8,564	4,456	13,020
Total noninterest expense	47,824	10,784	58,608
Income before income tax expense	7,802	6,961	14,763
Income tax expense	2,908	2,594	5,502
Net income	$4,894	$4,367	$9,261
Total assets at period end	$1,964,514	$2,434	$1,966,948

	Twelve Months Ended December 31, 2012
		Trust &
(In thousands)	Banking	Investments	Total
Net interest income	$47,955	$3,448	$51,403
Noninterest income	8,545	12,758	21,303
Total income	56,500	16,206	72,706
Provision for loan losses	8,275	—	8,275
Salaries and benefits	22,030	5,565	27,595
Premises and equipment expense	8,889	578	9,467
Other noninterest expense	7,241	4,027	11,268
Total noninterest expense	46,435	10,170	56,605
Income before income tax expense	10,065	6,036	16,101
Income tax expense	4,081	2,324	6,405
Net income	$5,984	$3,712	$9,696
Total assets at period end	$1,666,504	$1,332	$1,667,836

19.  ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the years ended December 31, 2014, 2013 and 2012:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2013	Reclassifications	Income	2014	2014

Net unrealized holding
gain on securities
available for sale,
net of tax	$23	$1,467	$(169)	$1,298	$1,321

Losses on cash flow hedge	$—	$(100)	$—	$(100)	$(100)

Accumulated other
comprehensive income/(loss),
net of tax	$23	$1,367	$(169)	$1,198	$1,221
88

			Amount	Other
			Reclassified	Comprehensive
		Other	from	(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	(Loss)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2012	Reclassifications	Income	2013	2013

Net unrealized holding
gain/(loss) on securities
available for sale,
net of tax	$4,299	$(3,730)	$(546)	$(4,276)	$23

Accumulated other
comprehensive income/
(loss), net of tax	$4,299	$(3,730)	$(546)	$(4,276)	$23

			Amount	Other
			Reclassified	Comprehensive
		Other	from	Income
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2011	Reclassifications	Income	2012	2012

Net unrealized holding
gain/(loss) on securities
available for sale,
net of tax	$3,206	$1,649	$(556)	$1,093	$4,299
Unrealized losses on the
noncredit, other-than-
temporarily impaired held to
maturity securities and on
securities transferred from
available for sale to held
to maturity	(3,102)	5,023	(1,921)	3,102	—

Accumulated other
comprehensive income/
(loss), net of tax	$104	$6,672	$(2,477)	$4,195	$4,299

The following represents the reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended
	December 31,
(In thousands)	2014	2013	2012	Affected Line Item in Statements of Income
Unrealized gains/(losses) on
Realized gain on securities sales, AFS	$260	$840	$856	Securities gains, net
Realized gain on securities sales, HTM	—	—	2,954	Securities gains, net
Gains/(losses) on cash flow hedges	—	—	—	Interest expense
Income tax expense	(91)	(294)	(1,333)	Income tax expense
Total reclassifications, net of tax	$169	$546	$2,477

20.  CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2014	2013
Assets
Cash	$9,311	$44,424
Interest-earning deposits	516	516
Total cash and cash equivalents	9,827	44,940
Securities available for sale	—	—
Investment in subsidiary	232,461	165,874
Other assets	220	647
Total assets	$242,508	$211,461
Liabilities
Note payable	—	40,500
Other liabilities	$241	$304
Total liabilities	241	40,804
Shareholders’ equity
Common stock	12,954	10,148
Surplus	195,829	140,699
Treasury stock	(8,988)	(8,988)
Retained earnings	41,251	28,775
Accumulated other comprehensive income,
net of income tax benefit	1,221	23
Total shareholders’ equity	242,267	170,657
Total liabilities and shareholders’ equity	$242,508	$211,461

STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands)	2014	2013	2012
Income
Dividend from Bank	$—	$1,350	$14,950
Other income	1	9	28
Securities gains, net	—	2	3
Total income	1	1,361	14,981
Expenses
Other expenses	637	429	352
Total expenses	637	429	352
(Loss)/income before income tax expense and
equity in undistributed earnings of Bank	(636)	932	14,629
Income tax benefit	(216)	(50)	(116)
Net (loss)/income before equity in undistributed earnings of Bank	(420)	982	14,745
Equity in
undistributed earnings of Bank/(dividends in excess of earnings)	15,310	8,279	(5,049)
Net income	$14,890	$9,261	$9,696
Dividends on preferred stock and accretion	—	—	474
Net income available to common shareholders	$14,890	$9,261	$9,222

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$14,890	$9,261	$9,696
Undistributed (earnings)/loss of Bank	(15,310)	(8,279)	5,049
Gain on securities available for sale	—	(2)	(3)
Decrease/(increase) in other assets	427	(37)	(101)
(Decrease)/increase in other liabilities	(63)	179	107
Net cash (used in)/provided by operating activities	(56)	1,122	14,748

Cash flows from investing activities:
Capital contribution to subsidiary	(88,674)	—	—
Proceeds from sales and calls of securities
available for sale	—	213	386
Net cash (used in)/provided by investing activities	(88,674)	213	386

Cash flows from financing activities:
Redemption of preferred stock	—	—	(14,341)
Repurchase of warrants	—	—	(109)
Cash dividends paid on preferred stock	—	—	(112)
Cash dividends paid on common stock	(2,414)	(1,802)	(1,774)
Exercise of stock options	174	30	21
Net proceeds, rights offering	48,358	41,100	—
Issuance of common shares (DRIP program)	7,429	3,248	625
Purchase of shares for Profit Sharing Plan	70	130	—
Net cash provided by/(used in) financing activities	53,617	42,706	(15,690)

Net (decrease)/increase in cash and cash equivalents	(35,113)	44,041	(556)
Cash and cash equivalents at beginning of period	44,940	899	1,455
Cash and cash equivalents at end of period	$9,827	$44,940	$899

21.  SUPPLEMENTAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial data for the periods indicated:

Selected 2014 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$16,949	$18,630	$19,210	$20,786
Interest expense	1,378	1,707	2,162	2,434
Net interest income	15,571	16,923	17,048	18,352
Provision for loan losses	1,325	1,150	1,150	1,250
Trust fees	3,754	4,005	3,661	3,822
Securities gains/(losses), net	98	79	39	44
Other income	1,143	1,389	1,352	1,421
Operating expenses	14,339	14,930	14,693	15,578
Income before income tax expense	4,902	6,316	6,257	6,811
Income tax expense	1,871	2,533	2,393	2,599
Net income	3,031	3,783	3,864	4,212
Dividend and accretion on preferred stock	—	—	—	—
Net income available to common
shareholders	$3,031	$3,783	$3,864	$4,212
Earnings per share-basic	$0.26	$0.32	$0.33	$0.32
Earnings per share-diluted	0.26	0.32	0.32	0.32

Selected 2013 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$13,432	$13,460	$14,423	$15,738
Interest expense	1,005	1,012	1,050	1,210
Net interest income	12,427	12,448	13,373	14,528
Provision for loan losses	850	500	750	1,325
Trust fees	3,368	3,628	3,295	3,547
Securities gains/(losses), net	289	238	188	125
Other income	1,947	1,370	1,299	1,301
Operating expenses	12,293	14,079	14,165	14,646
Income before income tax expense	4,888	3,105	3,240	3,530
Income tax expense	1,995	1,096	1,276	1,135
Net income	2,893	2,009	1,964	2,395
Dividend and accretion on preferred stock	—	—	—	—
Net income available to common
shareholders	$2,893	$2,009	$1,964	$2,395
Earnings per share-basic	$0.33	$0.23	$0.22	$0.25
Earnings per share-diluted	0.32	0.22	0.22	0.25

Selected 2012 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$14,214	$14,102	$13,982	$13,792
Interest expense	1,323	1,199	1,132	1,033
Net interest income	12,891	12,903	12,850	12,759
Provision for loan losses	1,500	1,500	750	4,525
Trust fees	3,176	3,259	2,918	2,929
Securities gains/(losses), net	390	107	235	3,078
Other income	1,157	1,305	1,406	1,343
Operating expenses	11,080	11,704	11,993	13,553
Income before income tax expense	5,034	4,370	4,666	2,031
Income tax expense	1,951	1,647	1,834	973
Net income	3,083	2,723	2,832	1,058
Dividend and accretion on preferred stock	474	—	—	—
Net income available to common
shareholders	$2,609	$2,723	$2,832	$1,058
Earnings per share-basic	$0.30	$0.31	$0.32	$0.12
Earnings per share-diluted	0.30	0.31	0.32	0.12

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, is defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of 2014.

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, control may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

As of December 31, 2014 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committee.

Based on this assessment, management determined that, as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Attestation Report of the Independent Registered Certified Public Accounting Firm

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s December 31, 2014 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Director Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement is incorporated herein by reference.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience
Douglas L. Kennedy	58	October 9, 2012	Chief Executive Officer
Finn M.W. Caspersen, Jr.	45	January 1, 2008	Chief Operating Officer, General Counsel
Jeffrey J. Carfora	56	March 30, 2009	Chief Financial Officer
Vincent A. Spero	49	November 19, 2009	Head of Commercial Banking
Karen A. Rockoff	54	April 1, 2013	Chief Risk Officer
Anthony B. Bilotta, Jr.	54	September 16, 2013	Director of Retail Banking and Marketing
John P. Babcock	54	March 10, 2014	President of Private Wealth Management

Mr. Kennedy joined the Bank in October 2012 as Chief Executive Officer. He is a career banker with over 37 years of commercial banking experience. Previously, Mr. Kennedy served as Executive Vice President and Market President at Capital One Bank/North Fork and held key executive level positions with Summit Bank and Bank of American/Fleet Bank. Mr. Kennedy has a Bachelor’s Degree in Economics and a MBA from Sacred Heart University in Fairfield, Connecticut.

Mr. Caspersen has nearly 20 years of experience, including 11 years in the Banking industry. Mr. Caspersen joined the Bank as Chief Risk Officer in March 2004 and was promoted to General Counsel in May 2006. He was elected to the Board of Directors in April 2012. Mr. Caspersen was named Senior Executive Vice President, Chief Operating Officer and General Counsel in 2013. Prior to joining the Bank, Mr. Caspersen worked in the fields of venture capital, investment banking and corporate law. Mr. Caspersen is a graduate of Harvard Law School and Harvard College.

Mr. Carfora joined the Bank in April 2009 as Chief Financial Officer having previously served as a Transitional Officer with New York Community Bank from April 2007 until January 2008 as a result of a merger with PennFed Financial Services Inc. and Penn Federal Savings Bank (collectively referred to as “PennFed”). Previous to the merger, Mr. Carfora served as Chief Operating Officer of PennFed from October 2001 until April 2007 and Chief Financial Officer from December 1993 to October 2001. Mr. Carfora has nearly 35 years of experience, including 32 years in the Banking industry. Mr. Carfora has a Bachelor’s degree in Accounting and a MBA in Finance, both from Fairleigh Dickinson University and is a Certified Public Accountant.

Mr. Spero joined the Bank in June 2008 as Senior Vice President and Senior Commercial Lender and has over 26 years of banking experience. Previously Mr. Spero served as Senior Vice President and Commercial Loan Team Leader at Lakeland Bank, a subsidiary of Lakeland Bancorp from May 2000 to May 2008. Mr. Spero is a graduate of Wagner College and attended Fairleigh Dickinson University in their MBA program.

Ms. Rockoff joined the Bank in April 2013 as Chief Risk Officer and is head of the Bank’s Enterprise Risk Management. Ms. Rockoff has 31 years of experience in financial services. Previously she worked for Morgan Stanley in Credit Risk Management for 16 years, covering the full spectrum of Morgan Stanley’s capital markets and loan products. Prior to her tenure at Morgan Stanley, Ms. Rockoff held positions at Nomura Securities International and Republic National Bank. Ms. Rockoff has Bachelor’s degrees in Accounting and French from Penn State and a MBA from Columbia University.

Mr. Bilotta joined the Bank in September 2013 as director of retail banking and marketing. Mr. Bilotta has over 31 years of banking experience, most recently with Oritani Bank where he was responsible for the retail banking and marketing functions. Mr. Bilotta is a graduate of Thomas Edison State College and the Bank Administration Institute at the University of Wisconsin.

Mr. Babcock joined the Bank on March 10, 2014 as Senior Executive Vice President and President of Private Wealth Management of Peapack-Gladstone Bank. Mr. Babcock has more than 34 years of experience in wealth management and private banking, most recently serving as managing director and the regional head of the Northeast Mid-Atlantic region for the HSBC Private Bank. Prior to HSBC, Mr. Babcock held senior level positions at U.S. Trust/Bank of America, The Bank of New York and Summit/Fleet Bank. He has a Bachelor’s degree from the A. B. Freeman School of Business at Tulane University and an MBA from Fairleigh Dickinson University.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2014 for all equity compensation plans under which shares of our common stock may be issued:

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	WEIGHTED-AVERAGE	Compensation Plans
	Exercise of	EXERCISE PRICE OF	(Excluding Securities
Plan Category	Outstanding Options (a)	OUTSTANDING OPTIONS (b)	Reflected in Column (a) (c)

Equity
Compensation
Plans Approved
By Security
Holders	345,189	$17.38	406,250

Equity
Compensation
Plans Not
Approved By
Security Holders	N/A	N/A	N/A
Total	345,189	$17.38	406,250

The information set forth under the captions “Beneficial Ownership of Common Stock” in the 2015 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in the 2015 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Independent Registered Public Accounting Firm” and “Audit Committee Pre-approval Procedures” in the 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2014 and 2013.
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2014 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2014 Annual Report.

(b)	Exhibits

(3)	Articles of Incorporation and By-Laws:

A.	Certificate of Incorporation as incorporated herein by reference to Exhibit 3 of the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009 (SEC File No. 001-16197).

B.	By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed on January 26, 2015.

(10)	Material Contracts:

A.	“Change in Control Agreement” dated as of December 20, 2007 by and among the Company, the Bank and Frank A. Kissel is incorporated by reference to Exhibits 10(A)1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007 (SEC File No. 001-16197). +

B.	“Split Dollar Plan for Senior Management” dated as of September 7, 2001 for Frank A. Kissel is incorporated by reference to Exhibit 10 (I) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

C.	“Directors’ Retirement Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (J) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

D.	“Directors’ Deferral Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (K) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

E.	Peapack-Gladstone Financial Corporation 1998 Stock Option Plan for Outside Directors and Peapack-Gladstone Financial Corporation 2002 Stock Option Plan for Outside Directors, each as amended and restated through December 8, 2005, are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on December 14, 2005 (SEC File No. 001-16197). +

F.	Peapack-Gladstone Financial Corporation Amended and Restated 1998 Stock Option Plan and Peapack-Gladstone Financial Corporation Amended and Restated 2002 Stock Option Plan are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on January 13, 2006 (SEC File No. 001-16197). +

G.	Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q Quarterly Report filed on May 10, 2006 (SEC File No. 001-16197). +

H.	(1) Form of Restricted Stock Agreement, (2) Form of Restricted Stock Agreement for Outside Directors, (3) Form of Time-Based/Performance-Based Restricted Stock Agreement (4) Form of Non-qualified Stock Option Agreement, (5) Form of Incentive Stock Option Agreement and (6) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, incorporated by reference to Exhibits 10(H)(1), 10(H)(2), 10(H)(3), 10(H)(4), 10(H)(5) and 10(H)(6) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +*

I.	(1) Form of Non-qualified Stock Option Agreement, (2) Form of Incentive Stock Option Agreement, (3) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10(I)(2), 10(I)(3) and 10(I)(4) of the Registrant’s Form 10-K for the year ended December 31, 2012. +

J.	Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, as amended is incorporated by reference to Exhibit A to the Corporation’s definitive proxy statement filed on March 22, 2013. +

K.	Separation Agreement and General Release dated September 6, 2013 between Craig C. Spengeman, the Company and the Bank incorporated by reference to Exhibit 10(K) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

L.	“Employment Agreement” dated as of December 4, 2013 by and among the Company, the Bank and Douglas L. Kennedy incorporated by reference to Exhibit 10(L) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

M.	“Employment Agreement” dated as of November 25, 2013 by and among the Company, the Bank and Frank A. Kissel incorporated by reference to Exhibit 10(M) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

N.	“Amended and Restated Employment Agreement” dated as of December 4, 2013 by and among the Company, the Bank and Finn M.W. Caspersen, Jr. incorporated by reference to Exhibit 10(N) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013 +

O.	“Amended and Restated Employment Agreement” dated as of December 4, 2013 by and among the Company, the Bank and Jeffrey J. Carfora incorporated by reference to Exhibit 10(O) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

P.	“Amended and Restated Employment Agreement” dated as of December 4, 2013 by and among the Company, the Bank and Vincent A. Spero incorporated by reference to Exhibit 10(P) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

Q.	“Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Douglas L. Kennedy incorporated by reference to Exhibit 10(Q) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

R.	“Amended and Restated Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Finn M. W. Caspersen, Jr. incorporated by reference to Exhibit 10(R) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013+

S.	“Amended and Restated Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Jeffrey J. Carfora incorporated by reference to Exhibit 10(S) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

T.	“Amended and Restated Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Vincent A. Spero incorporated by reference to Exhibit 10(T) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013.+

U.	“Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Karen A. Rockoff incorporated by reference to Exhibit 10(U) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

21)	List of Subsidiaries:

(a) Subsidiaries of the Company:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:

Name

PGB Trust and Investments of Delaware	Delaware	100%
Peapack-Gladstone Mortgage Group	New Jersey	100%
BGP RRE Holdings, LLC	New Jersey	100%
BGP CRE Painter Farm, LLC	New Jersey	100%
BGP CRE Heritage, LLC	New Jersey	100%
BGP CRE K&P Holdings, LLC	New Jersey	100%
BGP CRE Office Property, LLC	New Jersey	100%
Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(23)	Consent of Independent Registered Public Accounting Firm:

(23.1)	Consent of Crowe Horwath LLP*

(24)	Power of Attorney*

(31.1)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone and Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(100)	Interactive Data File*
+	Management contract and compensatory plan or arrangement.

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

Dated:    March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	Chief Executive Officer and Director	March 13, 2015
Douglas L. Kennedy
/s/ Jeffrey J. Carfora	Senior Executive Vice President and Chief Financial Officer	March 13, 2015
Jeffrey J. Carfora	(Principal Financial Officer and Principal Accounting Officer)
/s/ F. Duffield Meyercord	Chairman of the Board	March 13, 2015
F. Duffield Meyercord
/s/ Finn M.W. Caspersen, Jr.	Director, Senior Executive Vice President,	March 13, 2015
Finn M. W. Caspersen, Jr.	General Counsel, Chief Operating Officer
/s/ Susan A. Cole	Director	March 13, 2015
Susan A. Cole
/s/ Anthony J. Consi II	Director	March 13, 2015
Anthony J. Consi II
/s/ Richard Daingerfield	Director	March 13, 2015
Richard Daingerfield
/s/ Edward A. Gramigna	Director	March 13, 2015
Edward A. Gramigna
/s/ Frank A. Kissel	Director	March 13, 2015
Frank A. Kissel
/s/ John D. Kissel	Director	March 13, 2015
John D. Kissel
/s/ James R. Lamb	Director	March 13, 2015
James R. Lamb
/s/ Edward A. Merton	Director	March 13, 2015
Edward A. Merton
/s/ Philip W. Smith III	Director	March 13, 2015
Philip W. Smith III
/s/ Beth Welsh	Director	March 13, 2015
Beth Welsh
100