Form 10-Q
period 2015-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2015-05-08
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 001-16197

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-3537895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Number of shares of Common Stock outstanding as of May 1, 2015:

15,487,057

1

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Index

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share data)

	(unaudited)	(audited)
	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$7,439	$6,621
Federal funds sold	101	101
Interest-earning deposits	65,283	24,485
Total cash and cash equivalents	72,823	31,207

Securities available for sale	276,119	332,652
FHLB and FRB stock, at cost	10,598	11,593
Loans held for sale, at fair value	4,245	839
Loans	2,442,300	2,250,267
Less: Allowance for loan losses	(20,816)	(19,480)
Net loans	2,421,484	2,230,787

Premises and equipment	32,068	32,258
Other real estate owned	1,103	1,324
Accrued interest receivable	5,943	5,371
Bank owned life insurance	32,404	32,634
Deferred tax assets, net	10,458	10,491
Other assets	12,212	13,241
TOTAL ASSETS	$2,879,457	$2,702,397
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$377,399	$366,371
Interest-bearing deposits:
Interest-bearing deposits checking	634,580	600,889
Savings	115,515	112,878
Money market accounts	714,466	700,069
Certificates of deposit - Retail	310,678	198,819
Subtotal deposits	2,152,638	1,979,026
Interest-bearing demand – Brokered	263,000	188,000
Certificates of deposit - Brokered	106,694	131,667
Total deposits	2,522,332	2,298,693
Overnight borrowings with Federal Home Loan Bank	—	54,600
Federal Home Loan Bank advances	83,692	83,692
Capital lease obligation	10,594	10,712
Accrued expenses and other liabilities	13,486	12,433
TOTAL LIABILITIES	2,630,104	2,460,130
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;
liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized
21,000,000 shares; issued shares, 15,848,608 at March 31, 2015 and
15,563,895 at December 31, 2014; outstanding shares, 15,440,430 at
March 31, 2015 and 15,155,717 at December 31, 2014	13,192	12,954
Surplus	198,408	195,829
Treasury stock at cost, 408,178 shares at March 31, 2015 and
December 31, 2014	(8,988)	(8,988)
Retained earnings	45,502	41,251
Accumulated other comprehensive income, net of income tax	1,239	1,221
TOTAL SHAREHOLDERS’ EQUITY	249,353	242,267
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$2,879,457	$2,702,397

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
INTEREST INCOME
Interest and fee on loans	$20,986	$15,662
Interest on securities available for sale:
Taxable	1,182	1,061
Tax-exempt	140	204
Interest on loans held for sale	10	10
Interest-earning deposits	43	12
Total interest income	22,361	16,949
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	886	440
Interest on certificates of deposit	663	355
Interest on borrowed funds	392	390
Interest on capital lease obligation	128	119
Subtotal - interest expense	2,069	1,304
Interest-bearing demand – brokered	185	43
Interest on certificates of deposits – brokered	524	31
Total Interest expense	2,778	1,378
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	19,583	15,571
Provision for loan losses	1,350	1,325
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	18,233	14,246
OTHER INCOME
Wealth management fee income	4,031	3,754
Service charges and fees	805	694
Bank owned life insurance	537	266
Gain on loans held for sale at fair value (Mortgage banking)	148	112
Other income	93	71
Securities gains, net	268	98
Total other income	5,882	4,995
OPERATING EXPENSES
Salaries and employee benefits	9,425	8,848
Premises and equipment	2,616	2,438
Other operating expense	3,727	3,053
Total operating expenses	15,768	14,339
INCOME BEFORE INCOME TAX EXPENSE	8,347	4,902
Income tax expense	3,339	1,871
NET INCOME	$5,008	$3,031

EARNINGS PER COMMON SHARE
Basic	$0.34	$0.26
Diluted	$0.33	$0.26
WEIGHTED AVERAGE NUMBER OFCOMMON
SHARES OUTSTANDING
Basic	14,909,722	11,606,933
Diluted	15,070,352	11,710,940

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$5,008	$3,031
Other comprehensive income:
Unrealized gains on available for sale
securities:
Unrealized holding gains arising
during the period	1,232	1,082
Less: Reclassification adjustment for net gains
included in net income	268	98
	964	984
Tax effect	(359)	(401)
Net of tax	605	583

Unrealized loss on cash flow hedges
Unrealized holding loss	(992)	—
Reclassification adjustment for losses included in
net income	—	—

Tax effect	405	—
Net of tax	(587)	—

Total other comprehensive income	18	583

Total comprehensive income	$5,026	$3,614

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2015

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Income	Total

Balance at January 1, 2015
15,155,717 common shares
outstanding	$12,954	$195,829	$(8,988)	$41,251	$1,221	$242,267
Net income				5,008		5,008
Net change in accumulated
other comprehensive
income					18	18
Issuance of restricted stock, net of forfeitures
147,617 shares	123	(123)				—
Vesting of restricted stock, 1,601 shares	(1)	(22)				(23)
Amortization of restricted stock		476				476
Cash dividends declared on
common stock
($0.05 per share)				(757)		(757)
Common stock option expense		65				65
Common stock options
exercised and related tax
benefits, 12,357 shares	10	144				154
Common stock options
swap and related tax benefits,
6,312 shares	(5)	(122)				(127)
Sales of shares (Dividend
Reinvestment Program),
124,764 shares	104	2,017				2,121
Issuance of shares for
Employee Stock Purchase
Plan, 7,888 shares	7	144				151
Balance at March 31, 2015
15,440,430 common shares
outstanding	$13,192	$198,408	$(8,988)	$45,502	$1,239	$249,353

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$5,008	$3,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	798	727
Amortization of premium and accretion of discount on securities, net	499	379
Amortization of restricted stock	476	281
Provision of loan losses	1,350	1,325
Provision for OREO losses	—	100
Provision for deferred taxes	79	(5)
Stock-based compensation, including ESPP	92	52
Gains on securities, available for sale	(268)	(98)
Loans originated for sale at fair value	(13,183)	(8,780)
Proceeds from sales of loans at fair value	9,925	9,124
Gains on loans held for sale at fair value	(148)	(112)
Net gains on loans held for sale at lower of cost or fair value	—	—
Gains on sale of other real estate owned	45	—
Loss on disposal of fixed assets	—	(9)
Increase in cash surrender value of life insurance, net	(162)	(183)
Increase in accrued interest receivable	(572)	(702)
Decrease in other assets	1,421	5,849
Increase in accrued expenses, capital lease obligations
and other liabilities	(84)	(1,456)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,276	9,523
INVESTING ACTIVITIES:
Maturities of securities available for sale	24,431	11,271
Proceeds from redemptions for FHLB & FRB stock	9,509	12,596
Call of securities available for sale	11,000	—
Sales of securities available for sale	22,386	18,616
Purchase of securities available for sale	(551)	(8,806)
Purchase of FHLB & FRB stock	(8,514)	(15,330)
Proceeds from sales of loans held for sale at lower of cost or fair value	—	—
Net increase in loans	(192,047)	(240,715)
Sales of other real estate owned	176	—
Purchase of premises and equipment	(608)	(1,592)
Disposal of premises and equipment	—	9
NET CASH USED IN INVESTING ACTIVITIES	(134,218)	(223,951)
FINANCING ACTIVITIES:
Net increase in deposits	223,639	246,046
Net (decrease)/increase in overnight borrowings se in overnight borrowings	(54,600)	24,500
Net increase in other borrowings	—	9,000
Cash dividends paid on common stock	(757)	(590)
Exercise of Stock Options	27	72
Restricted stock tax expense	(23)	—
Sales of shares (DRIP Program)	2,121	1,716
Purchase of shares for Profit Sharing Plan	151	70
NET CASH PROVIDED BY FINANCING ACTIVITIES	170,558	280,814
Net increase/(decrease) in cash and cash equivalents	41,616	66,386
Cash and cash equivalents at beginning of period	31,207	35,147
Cash and cash equivalents at end of period	$72,823	$101,533

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2014 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2015 and the results of operations, comprehensive income, and cash flows statements for the three months ended March 31, 2015 and 2014, shareholders’ equity statement for the three months ended March 31, 2015.

Principles of Consolidation and Organization: The Corporation considers that all adjustments necessary for a fair presentation of the statement of the financial position and results of operations in accordance with U.S. generally accepted accounting principles for these periods have been made. Results for such interim periods are not necessarily indicative of results for a full year.

The consolidated financial statements of The Corporation are prepared on the accrual basis and include the accounts of the Corporation and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated statements also include the Bank’s wholly-owned subsidiary, PGB Trust & Investments of Delaware and Peapack-Gladstone Mortgage Group, Inc. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

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

The majority of the Company’s loans are secured by real estate in the New Jersey and New York metropolitan area.

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

A troubled debt restructuring (“TDR”) is a renegotiated loan with concessions made by the lender to a borrower who is experiencing financial difficulty. TDRs are impaired and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral, less estimated disposition costs. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage then pass-rated loans through utilization of a multiple, which is calculated annually through a migration analysis. At March 31, 2015 and December 31, 2014, the multiple was 5 times for non-impaired substandard loans and 2.5 times for non-impaired special mention loans.

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

Index

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

Stock-Based Compensation: The Company’s 2006 Long-Term Stock Incentive Plan and 2012 Long-Term Stock Incentive Plan allow the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. Restricted stock units are also available for grant under the 2012 Long-Term Incentive Plan. The options granted under these plans are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair value of common stock on the date of grant, and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant. Some options granted to officers at or above the senior vice president level were immediately exercisable at the date of grant. The Company has a policy of using new shares to satisfy option exercises.

For the three months ended March 31, 2015 and 2014, the Corporation recorded total compensation cost for stock options of $65 thousand and $52 thousand respectively, with a recognized tax benefit of $6 thousand and $5 thousand for the quarters ended March 31, 2015 and 2014, respectively. There was approximately $225 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Corporation’s stock incentive plans at March 31, 2015. That cost is expected to be recognized over a weighted average period of 1.01 years.

Index

For the Company’s stock option plans, changes in options outstanding during the three months ended March 31, 2015 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2015	345,189	$17.38
Granted during 2015	—	—
Exercised during 2015	(12,357)	12.47
Expired during 2015	(3,088)	23.57
Forfeited during 2015	(2,050)	12.91
Balance, March 31, 2015	327,694	$17.53	5.08 years	$1,333
Vested and expected to vest (1)	310,984	$17.77	5.08 years	$1,191
Exercisable at March 31, 2015	265,804	$18.37	4.55 years	$89

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2015 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on March 31, 2015 was $21.60.

There were no stock options granted in the first quarter of 2015. For the first quarter of 2014, the per share weighted-average fair value of stock options granted was $7.49 using the Black-Scholes option-pricing model with the following weighted average assumptions:

Three Months
Ended
March 31,
2014

Dividend Yield	1.01%
Expected volatility	40%
Expected life	7 years
Risk-free interest rate	2.15%

In the first quarter of 2015, the Company issued 147,617 restricted stock awards, at a fair value equal to the market price of the Company’s common stock at the date of grant. The awards may vest fully during a period of up to three or five years after the date of award. The stock awards were service based awards and vest ratably over three or five year periods. There were no performance based awards granted during this period. The performance based awards are dependent upon the Company meeting certain performance criteria and cliff vest at the end of the performance period. As of March 31, 2015, the Company has determined that the performance targets will be met and therefore, the performance awards are being expensed over the vesting period.

As of March 31, 2015, there was $7.2 million of total unrecognized compensation cost related to nonvested shares, which is expected to vest over 4.8 years.

Index

Changes in nonvested shares dependent on performance criteria for the first quarter ended March 31, 2015 were as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	92,767	$18.12
Granted during 2015	—	—
Vested during 2015	—	—
Forfeited during 2015	—	—
Balance, March 31, 2015	92,767	$18.12

Changes in nonvested shares not dependent on performance criteria for the first quarter ended March 31, 2015 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	252,328	$17.34
Granted during 2015	147,617	20.98
Vested during 2015	(62,570)	16.18
Forfeited during 2015	(500)	19.47
Balance, March 31, 2015	336,875	$19.15

For the three months ended March 31, 2015 and 2014, the Company recorded total compensation cost for stock awards of $476 thousand and $281 thousand respectively.

Employee Stock Purchase Plan: On April 22, 2014, the shareholders of Peapack-Gladstone Financial Corporation approved the Peapack-Gladstone Financial Corporation 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for the granting of purchase rights of up to 150,000 shares of Company common stock. Subject to certain eligibility requirements and restrictions, the ESPP allows employees to purchase shares during four three-month offering periods. Each participant in the offering period is granted an option to purchase a number of shares and may contribute between 1% and 15% of their compensation. Purchases under the ESPP will be made on the last trading day of each offering period, and the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the offering period by the applicable purchase price. The purchase price is an amount equal to 85% of the closing market price of a share of Company common stock on the purchase date. Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the period without penalty. For the three months ended March 31, 2015, the Company recorded $27 thousand of share based compensation expense related to the ESPP. Total shares issued under the ESPP during the first quarter of 2015 were 7,888 shares.

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

Index

	Three Months Ended
	March 31,
(In thousands, except per share data)	2015	2014

Net income to common shareholders	$5,008	$3,031

Basic weighted-average common shares outstanding	14,909,722	11,606,933
Plus: common stock equivalents	160,630	104,007
Diluted weighted-average common shares outstanding	15,070,352	11,710,940
Net income per common share
Basic	$0.34	$0.26
Diluted	0.33	0.26

Stock options and restricted stock totaling 163,297 and 232,104 shares were not included in the computation of diluted earnings per share in the first quarters of 2015 and 2014, respectively, because they were considered antidilutive.

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

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of March 31, 2015 and December 31, 2014 follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$10,950	$48	$—	$10,998
Mortgage-backed securities – residential	217,723	3,256	(129)	220,850
Small Business Administration
pool securities	7,916	—	(71)	7,845
State and political subdivisions	30,410	558	—	30,968
Single-issuer trust preferred security	2,999	—	(524)	2,475
CRA investment	3,000	—	(17)	2,983
Total	$272,998	$3,862	$(741)	$276,119

Index

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$35,664	$55	$(49)	$35,670
Mortgage-backed securities – residential	239,975	2,725	(411)	242,289
Small Business Administration
pool securities	8,015	—	(71)	7,944
State and political subdivisions	40,842	553	(1)	41,394
Single-issuer trust preferred security	2,999	—	(599)	2,400
CRA investment	3,000	—	(45)	2,955
Total	$330,495	$3,333	$(1,176)	$332,652

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed
securities-residential	$10,251	$(24)	$11,374	$(105)	$21,625	$(129)
Small business
administration
pool securities	7,845	(71)	—	—	7,845	(71)
Single-issuer trust
Preferred security	—	—	2,475	(524)	2,475	(524)
CRA investment fund	—	—	2,983	(17)	2,983	(17)
Total	$18,096	$(95)	$16,832	$(646)	$34,928	$(741)

	December 31, 2014
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$19,119	$(20)	$2,963	$(29)	$22,082	$(49)
Mortgage-backed
securities-residential	65,368	(191)	20,428	(220)	85,796	(411)
Small business
administration
pool securities	7,944	(71)	—	—	7,944	(71)
State and political
subdivisions	505	(1)	—	—	505	(1)
Single-issuer trust
Preferred security	—	—	2,400	(599)	2,400	(599)
CRA investment fund	—	—	2,955	(45)	2,955	(45)
Total	$92,936	$(283)	$28,746	$(893)	$121,682	$(1,176)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of March 31, 2015, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in unrealized loss position were determined to be other-than-temporarily impaired.

Index

At March 31, 2015, the unrealized loss on the single-issuer trust preferred security of $524 thousand was related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at March 31, 2015.

3. LOANS

Loans outstanding, by general ledger classification, as of March 31, 2015 and December 31, 2014, consisted of the following:

		% of		% of
	March 31,	Totals	December 31,	Total
(In thousands)	2015	Loans	2014	Loans
Residential mortgage	$466,333	19.09%	$466,760	20.74%
Multifamily mortgage	1,214,714	49.74	1,080,256	48.00
Commercial mortgage	339,037	13.88	308,491	13.71
Commercial loans	336,079	13.76	308,743	13.72
Construction loans	5,777	0.24	5,998	0.27
Home equity lines of credit	50,399	2.07	50,141	2.23
Consumer loans, including fixed
rate home equity loans	28,206	1.15	28,040	1.25
Other loans	1,755	0.07	1,838	0.08
Total loans	$2,442,300	100.00%	$2,250,267	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of March 31, 2015 and December 31, 2014:

		% of		% of
	March 31,	Totals	December 31,	Total
(In thousands)	2015	Loans	2014	Loans
Primary residential mortgage	$479,181	19.64%	$480,149	21.37%
Home equity lines of credit	50,558	2.07	50,302	2.24
Junior lien loan on residence	11,165	0.46	11,808	0.52
Multifamily property	1,214,714	49.80	1,080,256	48.07
Owner-occupied commercial real estate	112,046	4.59	105,446	4.69
Investment commercial real estate	436,541	17.90	405,771	18.06
Commercial and industrial	99,700	4.09	81,362	3.62
Secured by farmland/agricultural
production	361	0.01	364	0.02
Commercial construction loans	4,502	0.18	4,715	0.21
Consumer and other loans	30,630	1.26	27,084	1.20
Total loans	$2,439,398	100.00%	$2,247,257	100.00%
Net deferred fees	2,902		3,010
Total loans including net deferred costs	$2,442,300		$2,250,267

Index

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential
mortgage	$6,336	$258	$472,845	$2,056	$479,181	$2,314
Home equity lines
of credit	208	—	50,350	97	50,558	97
Junior lien loan
on residence	136	—	11,029	71	11,165	71
Multifamily
property	—	—	1,214,714	8,738	1,214,714	8,738
Owner-occupied
commercial
real estate	1,346	—	110,700	2,347	112,046	2,347
Investment
commercial
real estate	11,625	688	424,916	5,447	436,541	6,135
Commercial and
industrial	245	147	99,455	864	99,700	1,011
Secured by
farmland and
agricultural
production	—	—	361	3	361	3
Commercial
construction	—	—	4,502	23	4,502	23
Consumer and
other	—	—	30,630	77	30,630	77
Total ALLL	$19,896	$1,093	$2,419,502	$19,723	$2,439,398	$20,816

	December 31, 2014
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$6,500	$317	$473,649	$2,606	$480,149	$2,923
Home equity lines
of credit	210	—	50,092	156	50,302	156
Junior lien loan
on residence	164	—	11,644	109	11,808	109
Multifamily
Property	—	—	1,080,256	8,983	1,080,256	8,983
Owner-occupied
Commercial
real estate	1,674	—	103,772	1,547	105,446	1,547
Investment
commercial
real estate	11,653	489	394,118	4,262	405,771	4,751
Commercial and
Industrial	248	149	81,114	731	81,362	880
Secured by
farmland and
agricultural production
production	—	—	364	4	364	4
Commercial
construction	—	—	4,715	31	4,715	31
Consumer and
Other	2	2	27,082	94	27,084	96
Total ALLL	$20,451	$957	$2,226,806	$18,523	$2,247,257	$19,480

Index

Impaired loans include nonaccrual loans of $6.3 million at March 31, 2015 and $6.9 million at December 31, 2014. Impaired loans also include performing TDR loans of $13.6 million at both March 31, 2015 and December 31, 2014. At March 31, 2015, the allowance allocated TDR loans totaled $1.0 million of which $159 thousand was allocated to nonaccrual loans. At December 31, 2014, the allowance allocated to TDR totaled $892 thousand of which $204 thousand was allocated to nonaccrual loans. All accruing TDR loans were paying in accordance with restructured terms as of March 31, 2015. The Company has not committed to lend additional amounts as of March 31, 2015 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$5,704	$4,648	$—	$4,483
Owned-occupied commercial real estate	1,497	1,346	—	1,577
Investment commercial real estate	5,734	5,403	—	6,687
Commercial and industrial	178	99	—	198
Home equity lines of credit	209	208	—	175
Junior lien loan on residence	515	136	—	155
Consumer and other	—	—	—	1
Total loans with no related allowance	$13,837	$11,840	$—	$13,276
With related allowance recorded:
Primary residential mortgage	$1,781	$1,688	$258	$1,693
Investment commercial real estate	6,222	6,222	688	4,950
Commercial and industrial	179	146	147	148
Total loans with related allowance	$8,182	$8,056	$1,093	$6,791
Total loans individually evaluated for
impairment	$22,019	$19,896	$1,093	$20,067

	December 31, 2014
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$5,264	$4,635	$—	$3,543
Owned-occupied commercial real estate	1,809	1,674	—	2,626
Investment commercial real estate	5,423	5,423	—	5,512
Commercial and industrial	99	99	—	155
Home equity lines of credit	210	210	—	111
Junior lien loan on residence	293	164	—	224
Consumer and other	—	—	—	14
Total loans with no related allowance	$13,098	$12,205	$—	$12,185
With related allowance recorded:
Primary residential mortgage	$2,138	$1,865	$317	$1,361
Investment commercial real estate	6,230	6,230	489	5,927
Commercial and industrial	179	149	149	249
Consumer and other	2	2	2	—
Total loans with related allowance	$8,549	$8,246	$957	$7,537
Total loans individually evaluated for
impairment	$21,647	$20,451	$957	$19,722

Interest income recognized on impaired loans for the quarters ended March 31, 2015 and 2014, was not material. The Company did not recognize any income on nonaccruing impaired loans for the three months ended March 31, 2015 and 2014.

Index

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$3,975	$—
Home equity lines of credit	208	—
Junior lien loan on residence	136	—
Owned-occupied commercial real estate	1,346	—
Investment commercial real estate	424	—
Commercial and industrial	246	—

Total	$6,335	$—

	December 31, 2014
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$4,128	$—
Home equity lines of credit	210	—
Junior lien loan on residence	164	—
Owned-occupied commercial real estate	1,674	—
Investment commercial real estate	424	—
Commercial and industrial	248	—
Consumer and other	2	—
Total	$6,850	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loans, excluding nonaccrual loans:

	March 31, 2015
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,120	$—	$—	$2,120
Home equity lines of credit	10	117	—	127
Commercial and industrial	205	—	—	205
Consumer and other	29	—	—	29
Total	$2,364	$117	$—	$2,481

Index

	December 31, 2014
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,102	$403	$—	$1,505
Home equity lines of credit	99	—	—	99
Owned-occupied commercial real estate	150	—	—	150
Investment commercial real estate	1	—	—	1
Total	$1,352	$403	$—	$1,755

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

Index

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$470,588	$1,359	$7,234	$—
Home equity lines of credit	50,350	—	208	—
Junior lien loan on residence	11,029	—	136	—
Multifamily property	1,213,417	485	812	—
Owned-occupied commercial real estate	106,448	435	5,163	—
Investment commercial real estate	400,359	11,531	24,651	—
Commercial and industrial	99,434	20	246	—
Farmland	186	—	—	—
Agricultural production loans	175	—	—	—
Commercial construction	4,352	150	—	—
Consumer and other loans	30,630	—	—	—
Total	$2,386,968	$13,980	$38,450	$—

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$471,219	$1,366	$7,564	$—
Home equity lines of credit	50,092	—	210	—
Junior lien loan on residence	11,644	—	164	—
Multifamily property	1,078,944	490	822	—
Owned-occupied commercial real estate	99,432	473	5,541	—
Investment commercial real estate	372,865	11,648	21,258	—
Commercial and industrial	81,093	21	248	—
Farmland	189	—	—	—
Agricultural production	175	—	—	—
Commercial construction	4,565	150	—	—
Consumer and other loans	27,082	—	2	—
Total	$2,197,300	$14,148	$35,809	$—

At March 31, 2015, $19.9 million of substandard and special mention loans were also considered impaired as compared to December 31, 2014, when $20.5 million were also impaired.

The activity in the allowance for loan losses for the three months ended March 31, 2015 is summarized below:

	January 1,				March 31,
	2015			Provision	2015
	Beginning			(Credit)	Ending
(In thousands)	ALLL	Charge-offs	Recoveries		ALLL
Primary residential mortgage	$2,923	$(43)	$66	$(632)	$2,314
Home equity lines of credit	156	(100)	—	41	97
Junior lien loan on residence	109	—	28	(66)	71
Multifamily property	8,983	—	—	(245)	8,738
Owned-occupied commercial real estate	1,547	—	11	789	2,347
Investment commercial real estate	4,751	—	6	1,378	6,135
Commercial and industrial	880	—	25	106	1,011
Secured by farmland and agricultural production	4	—	—	(1)	3
Commercial construction	31	—	—	(8)	23
Consumer and other loans	96	(17)	10	(12)	77
Total ALLL	$19,480	$(160)	$146	$1,350	$20,816

Index

The activity in the allowance for loan losses for the three months ended March 31, 2014 is summarized below:

	January 1,				March 31,
	2014			Provision	2014
	Beginning			(Credit)	Ending
(In thousands)	ALLL	Charge-offs	Recoveries		ALLL
Primary residential mortgage	$2,361	$(20)	$—	$121	$2,462
Home equity lines of credit	181	—	—	(28)	153
Junior lien loan on residence	156	(1)	23	(39)	139
Multifamily property	4,003	—	—	1,627	5,630
Owned-occupied commercial real estate	2,563	(72)	—	(23)	2,468
Investment commercial real estate	5,083	—	2	(406)	4,679
Agricultural production loans	—	—	—	2	2
Commercial and industrial	825	(58)	14	157	938
Secured by farmland	3	—	—	—	3
Commercial construction	120	—	—	(76)	44
Consumer and other loans	78	(2)	3	(10)	69
Total ALLL	$15,373	$(153)	$42	$1,325	$16,587

Troubled Debt Restructurings:

The Company has allocated $886 thousand and $688 thousand of specific reserves on accruing TDRs to customers whose loan terms have been modified in TDRs as of March 31, 2015 and December 31, 2014, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

There were no new TDRs that occurred during the three month period ending March 31, 2015. During the three month period ending March 31, 2014, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; a deferral of scheduled payments with an extension of the maturity date; ; or some other modification or extension which would not be readily available in the market.

The following table presents loans by class modified as TDRs that occurred during the three month period ending March 31, 2014:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Primary residential mortgage	1	$193	$193
Investment commercial real estate	1	1,304	1,304
Total	2	$1,497	$1,497

There were no loans that were modified as TDRs for which there was a payment default, within twelve months of modification, during the three months ended March 31, 2015 and 2014. The above loan modifications did not have a material impact on the allowance for loan losses as of March 31, 2014.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. At the time a loan is restructured, the Bank performs a full re-underwriting analysis, which includes, at a minimum, obtaining current financial statements and tax returns, copies of all leases, if applicable, and an updated independent appraisal of any property. A loan will continue to accrue interest if it can be reasonably determined that the borrower should be able to perform under the modified terms, that the loan has not been chronically delinquent (both to debt service and real estate taxes) or in nonaccrual status since its inception, and that there have been no charge-offs on the loan. Restructured loans with previous charge-offs would not accrue interest at the time of the TDR. At a minimum, six months of contractual payments would need to be made on a restructured loan before returning a loan to accrual status.

Index

4. DEPOSITS

Certificates of deposit, excluding brokered, over $250,000 totaled $47.4 million and $14.7 million at March 31, 2015 and 2014, respectively.

The following table sets forth the details of total deposits as of March 31, 2015 and December 31, 2014

	2015		2014
(In thousands)	$	%	$	%
Noninterest-bearing demand deposits	$377,399	14.96%	$366,371	15.94%
Interest-bearing checking	634,580	25.16	600,889	26.14
Savings	115,515	4.58	112,878	4.91
Money market	714,466	28.32	700,069	30.46
Certificates of deposit	310,678	12.32	198,819	8.65
	2,152,638	85.34	1,979,026	86.09
Interest-bearing demand - Brokered	263,000	10.43	188,000	8.18
Certificates of deposit - Brokered	106,694	4.23	131,667	5.73
Total deposits	$2,522,332	100.00%	$2,298,693	100.00%

The scheduled maturities of certificates of deposit as of March 31, 2015 are as follows:

(In thousands)
2015	$81,172
2016	44,994
2017	79,869
2018	92,300
2019	46,159
Over 5 Years	72,878
Total	$417,372

5. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLB”) totaled $83.7 million at March 31, 2015 and December 31, 2014, with a weighted average interest rate of 1.78 percent.

At March 31, 2015 advances totaling $71.7 million with a weighted average rate of 1.57 percent have fixed maturity dates. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $398.0 million and multifamily totaling $1.01 billion at March 31, 2015.

Also at March 31, 2015, the Corporation had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $13.1 million at March 31, 2015.

Index

The final maturity dates of the FHLB advances and other borrowings are scheduled as follows:

(In thousands)
2015	$—
2016	21,897
2017	23,897
2018	34,898
2019	3,000
Over 5 years	—
Total	$83,692

At March 31, 2015 there were no overnight borrowings with the FHLB. At December 31, 2014 there were overnight borrowings with the FHLB of $54.6 million.

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

The following table presents the statements of income and total assets for the Corporation’s reportable segments for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$18,570	$1,013	$19,583
Noninterest income	1,777	4,105	5,882
Total income	20,347	5,118	25,465

Provision for loan losses	1,350	—	1,350
Salaries and benefits	7,540	1,885	9,425
Premises and equipment expense	2,385	231	2,616
Other noninterest expense	2,495	1,232	3,727
Total noninterest expense	13,770	3,348	17,118
Income before income tax expense	6,577	1,770	8,347
Income tax expense	2,651	688	3,339
Net income	$3,926	$1,082	$5,008

Total assets for period end	$2,853,133	$26,324	$2,879,457

Index

	Three Months Ended March 31, 2014
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$14,588	$983	$15,571
Noninterest income	1,190	3,805	4,995
Total income	15,778	4,788	20,566

Provision for loan losses	1,325	—	1,325
Salaries and benefits	7,015	1,833	8,848
Premises and equipment expense	2,269	169	2,438
Other noninterest expense	1,853	1,200	3,053
Total noninterest expense	12,462	3,202	15,664
Income before income tax expense	3,316	1,586	4,902
Income tax expense	1,266	605	1,871
Net income	$2,050	$981	$3,031

Total assets for period end	$2,240,297	$11,188	$2,251,485

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

Index

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of March 31, 2015, all collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$10,998	$—	$10,998	$—
Mortgage-backed securities-
residential	220,850	—	220,850	—
SBA pool securities	7,845	—	7,845
State and political subdivisions	30,968	—	30,968	—
Single-Issuer Trust Preferred	2,475	—	2,475	—
CRA investment fund	2,983	2,983	—	—
Loans held for sale, at fair value	4,245	—	4,245	—
Total	$280,364	$2,983	$277,381	$—

Liabilities:
Derivatives	$(1,161)	$—	$(1,161)	$—

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	December 31, 31,	Assets	Inputs	Inputs
(In thousands)	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$35,670	$—	$35,670	$—
Mortgage-backed securities-
residential	242,289	—	242,289	—
SBA pool securities	7,944	—	7,944	—
State and political subdivisions	41,394	—	41,394	—
Single-Issuer Trust Preferred	2,400	—	2,400	—
CRA investment fund	2,955	2,955	—	—
Loans held for sale, at fair value	839	—	839	—
Total	$333,491	$2,955	$330,536	$—

Liabilities:
Derivatives	$(169)	$—	$(169)	$—

Index

The Corporation has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Corporation’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2015 and December 31, 2014.

The following tables present residential loans held for sale, at fair value for the periods indicated:

	March 31, 2015	December 31, 2014
Residential loans contractual balance	$4,176	$826
Fair value adjustment	69	13
Total fair value of residential loans held for sale	$4,245	$839

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant observable
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential mortgage	$251	$—	$—	$251
OREO	580	—	—	580

	December 31,
(In thousands)	2014
Assets:
Impaired loans:
Primary residential mortgage	$543	$—	$—	$543
OREO	580	—	—	580

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded investment of $299 thousand, with a valuation allowance of $48 thousand at March 31, 2015 and $648 thousand, with a valuation allowance of $105 thousand at December 31, 2014.

At both March 31, 2015 and December 31, 2014, OREO at fair value represents one commercial property. The Company did not record a valuation allowance during the three months ended March 31, 2015 and recorded a valuation allowance of $100 thousand during the three months ended March 31, 2014.

Index

The carrying amounts and estimated fair values of financial instruments at March 31, 2015 are as follows:

	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$72,823	$72,323	$500	$—	$72,823
Securities available for sale	276,119	2,983	273,136	—	276,119
FHLB and FRB stock	10,598	—	—	—	N/A
Loans held for sale, at fair value	4,245	—	4,245	—	4,245
Loans, net of allowance for loan losses	2,421,484	—	—	2,406,650	2,406,650
Accrued interest receivable	5,943	—	758	5,185	5,943
Financial liabilities
Deposits	$2,522,332	$2,104,960	$419,028	$—	$2,523,988
Federal home loan bank advances	83,692	—	85,136	—	85,136
Financial liabilities derivatives	—	—	—	—	—
Accrued interest payable	683	102	581	—	683
Derivatives	1,161	—	1,161	—	1,161

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 are as follows:

	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$31,207	$30,707	$500	$—	$31,207
Securities available for sale	332,652	2,955	329,697	—	332,652
FHLB and FRB stock	11,593	—	—	—	N/A
Loans held for sale, at fair value	839	—	839	—	839
Loans, net of allowance for loan losses	2,230,787	—	—	2,213,604	2,213,604
Accrued interest receivable	5,371	—	924	4,447	5,371
Financial liabilities
Deposits	$2,298,693	$1,968,207	$329,579	$—	$2,297,786
Overnight borrowings	54,600	—	54,600	—	54,600
Federal home loan bank advances	83,692	—	84,677	—	84,677
Financial liabilities derivatives	—	—	—	—	—
Accrued interest payable	496	103	393	—	496
Derivatives	169	—	169	—	169

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

8. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2015	2014
FDIC assessment	$482	$275
Wealth management division
other expense	621	547
Professional and legal fees	768	451
Loan expense	113	99
Provision for ORE losses	—	100
Other operating expenses	1,743	1,581
Total other operating expenses	$3,727	$3,053

Index

9. OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the three months ended March 31, 2015 and 2014:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2015	Reclassifications	(Income)	2015	2015

Net unrealized holding gain
on securities available for sale,
Net of tax	$1,321	$779	$(174)	$605	$1,926

Losses on cash flow hedges	(100)	(587)	—	(587)	(687)

Accumulated other
comprehensive income
net of tax	$1,221	$192	$(174)	$18	$1,239

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Three Months
	Balance at	Income	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2014	Reclassifications	(Income)	2014	2014

Net unrealized holding gain
on securities available for sale,
Net of tax	$23	$646	$(63)	$583	$606
Accumulated other
comprehensive income,
net of tax	$23	$646	$(63)	$583	$606

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(In thousands)	2015	2014	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$268	$98	Securities gains, net
Income tax expense	(94)	(35)	Income tax expense
Total reclassifications, net of tax	$174	$63

Index

10. DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swaps Designated as Cash Flow Hedges: During the fourth quarter of 2014 and the first quarter of 2015, the Company entered into interest rate swaps. Interest rate swaps with a notional amount of $100.0 million as of March 31, 2015 and $25.0 million as of December 31, 2014, were designated as cash flow hedges of certain interest-bearing demand brokered deposits and were determined to be fully effective during the quarter ended March 31, 2015. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following information about the interest rate swaps designated as cash flow hedges as of March 31, 2015 is presented in the following table:

(In thousands)	March 31, 2015		December 31, 2014
Notional amount	$100,000		$25,000
Weighted average pay rate	1.67%		1.81%
Weighted average receive rate	0.26%		0.21%
Weighted average maturity	5	years	5	years
Unrealized loss	$(1,161)		$(169)

Number of contracts	5		1

Interest expense recorded on these swap transactions totaled $95 thousand for the three months ended March 31, 2015, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2015:

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(587)	$—	$—

Index

The following tables reflect the cash flow hedges included in the financial statements as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Notional	Fair
(In thousands)	Amount	Value
Included in liabilities:
Interest rate swaps related to interest-bearing
demand brokered deposits	$100,000	$(1,161)
Total included in other liabilities	$100,000	$(1,161)

	December 31, 2014
	Notional	Fair
(In thousands)	Amount	Value
Included in liabilities:
Interest rate swaps related to interest-bearing
demand brokered deposits	$25,000	$(169)
Total included in other liabilities	$25,000	$(169)

11. DEFINITIVE AGREEMENT

On March 19, 2015, the Company announced that it has entered into a definitive agreement to acquire Morristown, NJ-based Wealth Management Consultants, LLC (“WMC”). The Company expects the transaction to close in the second quarter of 2015. The purchase price includes issuance of $1 million of common stock and $1 million of common stock warrants.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: This Quarterly Report on Form 10-Q, both in the following discussion and analysis and elsewhere contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future interest income and net loans, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2014, in addition to/which include the following:

•	inability to successfully grow our business in line with our strategic plan;

•	inability to grow deposits to fund loan growth;

•	inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;

•	inability to realize expected revenue synergies from the acquisition of Wealth Management Consultants, LLC (“WMC”) in the amounts or the timeframe anticipated;

Index

•	inability to retain clients and employees of WMC;

•	inability to manage our growth;

•	inability to successfully integrate our expanded employee base;

•	a further or unexpected decline in the economy, in particular in our New Jersey and New York market areas;

•	declines in value in our investment portfolio;

•	higher than expected increases in our allowance for loan losses;

•	higher than expected increases in loan losses or in the level of non-performing loans;

•	unexpected changes in interest rates;

•	a continued or unexpected decline in real estate values within our market areas;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;

•	successful cyber-attacks against our IT infrastructure or that of our IT providers;

•	higher than expected FDIC premiums;

•	adverse weather conditions;

•	inability to successfully generate new business in new geographic areas;

•	inability to execute upon new business initiatives;

•	lack of liquidity to fund our various cash obligations;

•	reduction in our lower-cost funding sources;

•	our inability to adapt to technological changes;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and

•	other unexpected material adverse changes in our operations or earnings.

The Company assumes no responsibility to update such forward-looking statements in the future even if experience shows that the indicated results or events will not be realized. Although we believe that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.

Index

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon Peapack-Gladstone Financial Corporation’s (the “Company”) consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2014, contains a summary of the Company’s significant accounting policies.

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

Although Management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the New York metropolitan area. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may be adversely affected should real estate values continue to decline or New Jersey or New York experience continuing adverse economic conditions. Future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The Company accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into Accounting Standards Codification (“ASC”) 320. All securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

For declines in the fair value of securities below their cost that are other-than-temporary, the amount of impairment is split into two components – other-than-temporary impairment related to other factors, which is recognized in other comprehensive income and other-than-temporary impairment related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. In estimating other-than-temporary losses on a quarterly basis, Management considers the length of time and extent that fair value has been less than cost; the financial condition and near-term prospects of the issuer; and whether the Company has the intent to sell these securities or it is likely that it will be required to sell the securities before their anticipated recovery.

Index

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Company intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Company recognized no other-than-temporary impairment charges in the three months ended March 31, 2015 and 2014.

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,		Change
(In thousands, except per share data)	2015	2014	2015 v 2014
Results of Operations:

Net interest income	$19,583	$15,571	$4,012
Provision for loan losses	1,350	1,325	25
Net interest income after provision
for loan losses	18,233	14,246	3,987
Other income	5,882	4,995	887
Operating expense	15,768	14,339	1,429
Income before income tax expense	8,347	4,902	3,445
Income tax expense	3,339	1,871	1,468
Net income	$5,008	$3,031	$1,977

Total revenue	$25,465	20,566	$4,899

Diluted earnings per common share	$0.33	$0.26	$.07

Diluted average common shares outstanding	15,070,352	11,710,940	3,359,412

Return on average assets annualized	0.71%	0.59%	0.12%
Return on average equity
annualized	8.13	7.01	1.12

The earnings per share calculations for the three months ended March 31, 2015 included all of the 2.78 million shares issued in the Company’s at-the-market equity offering in the fourth quarter of 2014.

	At March 31,		Change
	2015	2014	2015 v 2014
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	14.71%	14.34%	0.37
Tier I Leverage ratio	8.80	8.48	0.32
Average loans to average deposits year-to-date	95.50	95.74	(0.24)
Allowance for loan losses to total
Loans	0.85	0.94	(0.09)
Allowance for loan losses to
nonperforming loans	328.59	221.96	106.63
Nonperforming loans to total loans	0.26	0.42	(0.16)

For the first quarter of 2015, the Company recorded net income of $5.0 million compared to $3.0 million for the same quarter of 2014. For the three months ended March 31, 2015 and 2014, diluted earnings per common share were $0.33 and $0.26, respectively. Annualized return on average assets was 0.71 percent and annualized return on average common equity was 8.13 percent for the first quarter of 2015, compared to 0.59 percent and 7.01 percent, respectively, for the first quarter of 2014.

Index

Increased earnings for the three months ended March 31, 2015, when compared to the same 2014 period, were due to: increased net interest income, due principally to the Company’s significant loan growth and approximately $444 thousand in premiums received on the early prepayment of certain multifamily loans; increased wealth management fee income, due principally to the Company’s growth in assets under administration; and a $260 thousand net life insurance death benefit under the Company’s Bank Owned Life Insurance (BOLI) policies. These positive effects on earnings were partially offset by higher operating expenses, principally due to costs associated with the Company’s growth under its Strategic Plan, and professional fee expenses associated with the Wealth Management Consultants acquisition as well as other special projects completed in the quarter.

CONTRACTUAL OBLIGATIONS: For a discussion of our contractual obligations, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Management’s Discussion and Analysis – Off-Balance Sheet Arrangements” which is incorporated herein by reference.

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

The following table summarizes the Company’s net interest income and related spread and margin, on a fully tax-equivalent basis, for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net interest income	$19,583	$15,571
Interest rate spread	2.78%	3.10%
Net interest margin	2.88	3.18

Loan growth, principally from multifamily and commercial mortgages, over the past 15 months was the primary reason net interest income grew for the three months ended March 31, 2015. Additionally, net interest income was benefitted by the $444 thousand in prepayment premiums received on the early prepayment of certain multifamily loans. Net interest margin for the first quarter of 2015 declined when compared to the same 2014 period partially due to the maintenance of much larger average interest earning deposit/cash balances, as the Company has decided to maintain greater liquidity on its balance sheet, in light of its growth. Margin also continues to be affected by low market yields as well as competitive pressures in attracting new loans and deposits. The Company expects continued high liquidity levels and also expects continued loan growth in this lower market rate and competitive environment.

Index

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2015	2014
Residential mortgage loans retained	$16,986	$11,653
Residential mortgage loans sold	8,938	7,011
Total residential mortgage loans	25,924	18,664

Commercial real estate loans	57,787	15,841
Multifamily properties	209,034	225,143
Commercial loans (A)	40,696	15,957
Wealth Lines of Credit (A)	10,260	—
Total commercial loans	317,777	256,941

Installment loans	344	1,877

Home equity lines of credit (A)	3,377	4,668

Total loans closed	$347,442	$282,150

(A)	Includes lines of credit that closed in the period, but not necessarily funded.

Index

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	March 31, 2015			March 31, 2014
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$273,946	$1,182	1.73%	$207,649	$1,061	2.04%
Tax-exempt (1) (2)	37,631	231	2.46	60,217	337	2.24
Loans held for sale	774	10	5.10	1,324	10	3.04
Loans (2) (3):
Mortgages	465,722	3,785	3.25	533,377	4,553	3.41
Commercial mortgages	1,459,872	13,589	3.72	935,784	9,046	3.87
Commercial	316,109	2,897	3.67	132,549	1,402	4.23
Commercial construction	5,930	62	4.18	5,872	67	4.56
Installment	27,791	252	3.63	21,563	228	4.23
Home equity	50,660	405	3.20	46,832	373	3.19
Other	530	12	9.06	563	12	8.53
Total loans	2,326,614	21,002	3.61	1,676,540	15,681	3.74
Federal funds sold	101	—	0.10	101	—	0.10
Interest-earning deposits	91,657	43	0.18	31,652	12	0.15
Total interest-earning assets	2,730,723	22,468	3.29%	1,977,483	17,101	3.46%
Noninterest-earning assets:
Cash and due from banks	6,804			6,395
Allowance for loan losses	(20,056)			(15,988)
Premises and equipment	32,256			30,748
Other assets	63,868			61,009
Total noninterest-earning assets	82,872			82,164
Total assets	$2,813,595			$2,059,647
LIABILITIES:
Interest-bearing deposits:
Checking	$630,557	$409	0.26%	$401,310	$92	0.09%
Money markets	710,590	463	0.26	653,624	333	0.20
Savings	113,435	14	0.05	116,518	15	0.05
Certificates of deposit - retail	247,860	663	1.07	149,458	355	0.95
Subtotal interest-bearing deposits	1,702,442	1,549	0.36	1,320,910	795	0.24
Interest-bearing demand - brokered	240,500	185	0.31	75,356	43	0.23
Certificates of deposit - brokered	126,404	524	1.66	13,711	31	0.90
Total interest-bearing deposits	2,069,346	2,258	0.44	1,409,977	869	0.25
Borrowings	109,639	392	1.43	115,585	390	1.35
Capital lease obligation	10,635	128	4.81	9,947	119	4.79
Total interest-bearing liabilities	2,189,620	2,778	0.51	1,535,509	1,378	0.36
Noninterest-bearing liabilities:
Demand deposits	366,919			341,196
Accrued expenses and
other liabilities	10,752			9,999
Total noninterest-bearing liabilities	377,671			351,195
Shareholders’ equity	246,304			172,943
Total liabilities and
shareholders’ equity	$2,813,595			$2,059,647
Net interest income
(tax-equivalent basis)		19,690			15,723
Net interest spread			2.78%			3.10%
Net interest margin (4)			2.88%			3.18%
Tax equivalent adjustment		(107)			(152)
Net interest income		$19,583			$15,571

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

			Compared With
	Three Months		Three months ended
	Ended March 31, 2015		March 31, 2014
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$155	$(140)	$15
Loans	6,138	(817)	5,321
Loans held for sale	(7)	7	—
Federal funds sold	—	—	—
Interest-earning deposits	29	2	31
Total interest income	$6,315	$(948)	$5,367
LIABILITIES:
Interest-bearing checking	$92	$226	$318
Money market	67	62	129
Savings	—	(1)	(1)
Certificates of deposit - retail	262	46	308
Certificates of deposit - brokered	447	46	493
Interest bearing demand brokered	95	47	142
Borrowed funds	5	(3)	2
Capital lease obligation	8	1	9
Total interest expense	$976	$424	$1,400
Net interest income	$5,339	$(1,372)	$3,967

Interest income on earning assets, on a fully tax-equivalent basis, totaled $22.5 million for the first quarter of 2015 compared to $17.1 million for the same quarter of 2014, reflecting an increase of $5.4 million or 31.4 percent from the first quarter in 2014. Average earning assets totaled $2.73 billion for the first quarter of 2015, an increase of $753.2 million or 38.1 percent from the same period of 2014. The commercial mortgage portfolio increased $524.1 million from the first quarter of 2014, averaging $1.46 billion for the first quarter of 2015. The increase was attributable to the addition of seasoned banking professionals over the course of 2014; a more concerted focus on the client service aspect of the lending process; more of a focus on New Jersey markets; and a focus on New York City multifamily markets continuing through 2014 and into the first quarter of 2015. The increase was also due to demand from borrowers looking to refinance multifamily and other commercial mortgages held by other institutions.

For the quarters ended March 31, 2015 and 2014, the average rates earned on earning assets was 3.29 percent and 3.46 percent, respectively, a decrease of 17 basis points. The decline in the average rates on earning assets was partially due to the maintenance of much larger average interest earning deposit/cash balances as the Company has decided to maintain greater liquidity on its balance sheet, in light of its growth. The decline in the average rate was also affected by the continued effect of low market yields, as well as competitive pressures in attracting new loans and deposits.

For the first quarter of 2015, total deposits averaged $2.44 billion, increasing $685.1 million or 39.1 percent from the average balance for the same period of 2014. Growth in customer deposits (non-brokered deposits) has come from the addition of seasoned banking professionals over the course of 2014 and the first quarter of 2015; an intense focus on providing high-touch client service; and a new full array of treasury management products that support core deposit growth.

Average rates paid on interest-bearing deposits were 44 basis points and 25 basis points for the first quarters of 2015 and 2014, respectively. The increase in the average rate paid on deposits was principally due to competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth.

Index

Brokered certificates of deposit are generally medium/longer term and have been used in the Company’s interest rate risk management practices. Brokered interest-bearing demand deposits have been utilized for the Company’s liquidity management. These deposits are more cost effective than other short term alternatives and do not require any pledging of collateral and have generally funded the Company’s larger average interest earning deposit/cash balances previously discussed. The Company does have ample available collateralized liquidity as a backup to these short-term brokered deposits. These deposits increased to $263 million at March 31, 2015 from $188 million at December 31, 2014. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM program is considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. Reciprocal balances totaled $229.4 million at March 31, 2015, $192.1 million at December 31, 2014 and $30.5 million at March 31, 2014.

For the first quarters of 2015 and 2014, average borrowings totaled $109.6 million and $115.6 million, respectively, decreasing $5.9 million when compared to the same period of 2014. The Company has utilized medium/longer term Federal Home Loan Bank advances in its interest rate risk management.

OTHER INCOME: The following table presents the major components of other income, excluding income from wealth management, which is summarized and discussed subsequently:

	Three Months Ended March 31,		Change
(In thousands)	2015	2014	2015 v 2014

Service charges and fees	$805	$694	$111
Gain on sale of loans (mortgage banking)	148	112	36

Bank owned life insurance	537	266	271
Securities gains	268	98	170
Other income	93	71	22
Total other income	$1,851	$1,241	$610

Service charges and fees for the three months ended March 31, 2015 reflected slight improvement compared to the same periods last year, partially due to increased income associated with a new set of checking products put in place in the middle of 2014.

The March 2015 quarter included $148 thousand of income from the sale of newly originated residential mortgage loans, up from $112 thousand in the same 2014 quarter. Loans originated for sale were slightly greater in the 2015 period compared to the 2014 period.

Bank owned life insurance (BOLI) income of $537 thousand for the quarter ended March 31, 2015 was $271 thousand higher when compared to the $266 thousand for the same quarter last year. The 2015 quarter included $260 thousand additional income related to a net life insurance death benefit under its BOLI policies.

Securities gains were $268 thousand for the March 2015 quarter compared to $98 thousand for the March 2014 quarter. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the interest rate environment, as well as the outlook, in the 2015 period, such strategy was employed more often than in the 2014 period.

Index

For the three months ended March 31, 2015 bank owned life insurance was $537 thousand compared to $266 thousand in the same period of 2014. This increase is due to a collection of a policy of an employee.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended March 31,		Change
(In thousands)	2015	2014	2015 v 2014
Salaries and employee benefits	$9,425	$8,848	$577
Premises and equipment	2,616	2,438	178
Other Operating Expenses:
FDIC assessment	482	275	207
Wealth management division
other expense	621	547	74
Professional and legal fees	768	451	317
Loan expense	113	99	14
Telephone	223	228	(5)
Advertising	148	68	80
Postage	104	102	2
Other operating expenses	1,268	1,283	(15)
Total operating expenses	$15,768	$14,339	$1,429

The Company’s total operating expenses were $15.77 million for the quarter ended March 31, 2015 compared to $14.34 million in the same 2014 quarter, reflecting a net increase of $1.43 million.

Salary and benefits expense increased in the March 2015 quarter when compared to the same quarter last year due to strategic hiring in line with the Company’s Strategic Plan. Additionally, normal salary increases and increased bonus/incentive accruals associated with the Company’s growth contributed to the increase.

Premises and equipment expense for the quarter ended March 31, 2015 increased when compared to the same quarter last year. The increases were consistent with the Company’s continued growth.

Other expenses for the March 2015 quarter increased when compared to the March 2014 quarter. The current 2015 period included: increased FDIC insurance expense due to the Company’s growth, increased wealth management division expenses due to growth in that business, and increased advertising/marketing expenses. The 2015 period also included $222 thousand of professional fee expenses associated with the Wealth Management Consultants acquisition, as well as other special projects completed in the quarter.

Expense increases were generally planned and expected, and continue to track to the Strategic Plan. It is expected that the trend of higher operating expenses will continue into 2015, as the Company brings on high caliber revenue producers, and continues to invest in infrastructure, in line with the Plan. Further, it is generally expected that revenue and profitability related to new revenue producers will lag those expenses by several quarters. It is important to note, however, that revenue growth has outpaced expense growth considerably.

PRIVATE WEALTH MANAGEMENT DIVISION: This division has served in the roles of executor and trustee while providing investment management, custodial, tax, retirement and financial services to its growing client base. Officers from the Private Wealth Management Division are available to provide trust and investment services at the Bank’s corporate headquarters in Bedminster, at private banking locations in Bedminster, Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiary, PGB Trust & Investments of Delaware, in Greenville, Delaware.

Index

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the quarters ended March 31, 2015 and 2014.

	Three Months Ended March 31,		Change
(In thousands)	2015	2014	2015 v 2014

Total fee income	$4,031	$3,754	$277

Salaries and benefits (included in
Operating Expenses section above)	1,885	1,833	52

Other operating expense (included in
salaries and benefits above)	1,463	1,369	94

Assets under administration
(market value)	$3,053,110	$2,745,955	$307,155

In the March 2015 quarter, The Private Wealth Management Division generated $4.03 million in fee income compared to $3.75 million for the March 2014 quarter, reflecting a 7 percent increase. The market value of the assets under administration (AUA) of the wealth management division was $3.05 billion at March 31, 2015, up approximately 11 percent from $2.75 billion at March 31, 2014. The growth in fee income and AUA was due to a combination of new business and market value improvement.

The Company continues to incorporate wealth into every conversation it has with all of the Company’s clients, across all business lines. The Company has expanded its wealth management team and will continue to grow its team and expand its products, services, and advice delivered to clients.

The Company previously announced it expects to close the acquisition of Wealth Management Consultants (NJ), LLC in early May.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Private Wealth Management Division, operating expenses relative to the Private Wealth Management Division totaled $3.3 million and $3.2 million for the first quarters of 2015 and 2014, respectively, an increase of $146 thousand, or 4.6 percent. Increased expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue producing personnel. Revenue and profitability related to the new personnel will generally lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

Index

NONPERFORMING ASSETS: OREO loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated (in thousands):

	As of
	March 31,	Dec 31,	Sept. 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans (A)	6,335	6,850	8,790	6,536	7,473
Other real estate owned	1,103	1,324	949	1,036	2,062
Total nonperforming assets (A)	$7,438	$8,174	$9,739	$7,572	$9,535

Accruing TDR’s	$13,561	$13,601	$13,045	$12,730	$12,340

Loans past due 30 through 89
days and still accruing	$2,481	$1,755	$2,278	$1,536	$5,027

Classified loans (A)	$38,450	$35,809	$34,752	$34,929	$35,075

Impaired loans (A)	$19,896	$20,451	$21,834	$19,813	$19,814

Nonperforming loans as a % of
total loans (A)	0.26%	0.30%	0.43%	0.35%	0.42%
Nonperforming assets as a % of
total assets (A)	0.26%	0.30%	0.39%	0.32%	0.42%
Nonperforming assets as a % of
total loans plus other real
estate owned (A)	0.30%	0.36%	0.48%	0.40%	0.54%

(A)	September 30, 2014 amount includes a $1.5 million commercial nonaccrual loan that was paid in full on October 8, 2014.

The Company does not hold and has not made or invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES: The provision for loan losses was $1.4 million for the first quarter of 2015 and $1.3 million for the same quarter of 2014. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $1.4 million in the first quarter of 2015 was primarily related to loan growth experienced by the Company.

The overall allowance for loan losses was $20.8 million as of March 31, 2015 compared to $19.5 million at December 31, 2014. As a percentage of loans, the allowance for loan losses was 0.85 percent as of March 31, 2015 and 0.87 percent as of December 31, 2014. The specific reserves on impaired loans have increased to $1.1 million at March 31, 2015 compared to $957 thousand as of December 31, 2014. Total impaired loans were $19.9 million and $20.5 million as of March 31, 2015 and December 31, 2014, respectively. The general component of the allowance increased from $18.5 million at December 31, 2014 to $19.7 million at March 31, 2015. As a percentage of non-impaired loans, the general reserve declined two basis points to 0.81 percent at March 31, 2015 from 0.83 percent at December 31, 2014. Although the Company has experienced loan growth, such growth has been in less risky loans, such as commercial mortgage loans secured by multifamily properties, versus the riskier loans that carry higher general reserves.

Index

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands)	2015	2014	2014	2014	2014
Allowance for loan losses:
Beginning of period	$19,480	$18,299	$17,204	$16,587	$15,373
Provision for loan losses	1,350	1,250	1,150	1,150	1,325
Charge-offs, net	(14)	(69)	(55)	(533)	(111)
End of period	$20,816	$19,480	$18,299	$17,204	$16,587

Allowance for loan losses as
a % of total loans	0.85%	0.87%	0.90%	0.92%	0.94%
Allowance for loan losses as
a % of nonperforming loans	328.59%	284.38%	208.18%	263.22%	221.96%

INCOME TAXES: For the first quarters of 2015 and 2014, income tax expense as a percentage of pre-tax income was 40 percent and 38 percent, respectively. The increase in the effective tax rate for the three months ended March 31, 2015 compared to the same period in 2014 was due to the growth in pre-tax income.

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

Capital in the March 2015 quarter was benefitted by net income of $5.0 million and by $2.2 million of voluntary share purchases in the Dividend Reinvestment Plan.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At March 31, 2015 and 2014, the Bank maintained capital levels which met or exceeded the levels required to be considered well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that Management believes have changed the institution’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

Index

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well
			Capitalized Under		For Capital
			Prompt Corrective		Adequacy
	Actual		Action Provisions		Purposes
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Total capital (to risk-weighted assets)	$257,242	14.10%	$182,408	10.00%	$145,927	8.00%

Tier I capital (to risk-weighted assets)	236,425	12.96	145,927	8.00	109,445	6.00

Common equity tier I (to risk-weighted assets)	236,425	12.96	118,565	6.50	82,084	4.50

Tier I capital (to average assets)	236,425	8.41	140,639	5.00	112,511	4.00

As of March 31, 2014:
Total capital (to risk-weighted assets)	$185,243	13.90%	$133,276	10.00%	$106,621	8.00%

Tier I capital (to risk-weighted assets)	168,657	12.65	79,966	6.00	53,311	4.00

Common equity tier I (to risk-weighted assets)	N/A	N/A	N/A	N/A	N/A	N/A

Tier I capital (to average assets)	168,657	8.19	102,948	5.00	82,358	4.00

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well
			Capitalized Under				For Capital
			Prompt Corrective				Adequacy
	Actual		Action Provisions				Purposes
(In thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio
As of March 31, 2015:
Total capital (to risk-weighted assets)	$268,350	14.71%	$	N/A	N/A	%	$145,948	8.00%

Tier I capital (to risk-weighted assets)	247,534	13.57		N/A	N/A		109,461	6.00

Common equity tier I (to risk-weighted assets)	247,534	13.57		N/A	N/A		82,096	4.50

Tier I capital (to average assets)	247,534	8.80		N/A	N/A		112,521	4.00

As of March 31, 2014:
Total capital (to risk-weighted assets)	$191,191	14,34%	$	N/A	N/A	%	$106,671	8.00%

Tier I capital (to risk-weighted assets)	174,604	13.09		N/A	N/A		53,335	4.00

Common equity tier I (to risk-weighted assets)	N/A	N/A		N/A	N/A		N/A	N/A

Tier I capital (to average assets)	174,604	8.48		N/A	N/A		82,363	4.00

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

Index

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $50,000 per quarter to purchase additional shares of common stock. The Reinvestment Plan provided $2.2 million of capital to the Company in the first quarter 2015. The Plan is a continuing source of future capital.

As previously announced, on April 23, 2015, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 22, 2015 to shareholders of record on May 8, 2015.

Management believes the Company’s capital position and capital ratios are adequate.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including funding of loans, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Company’s liquidity risk management is intended to ensure the Company has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, temporary investments, securities available for sale, customer deposit inflows, brokered deposits, loan repayments and secured borrowings. Other liquidity sources include loan sales and loan participations.

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $72.8 million at March 31, 2015. In addition, the Company had $276.1 million in securities designated as available for sale at March 31, 2015. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At March 31, 2015, unused borrowing commitments totaled $780.1 million from the FHLB and $28.4 million from correspondent banks.

Loan growth of $192 million and increased interest earning/cash balances of $42 million in the March 2015 quarter, compared to the December 2014 quarter, were funded by customer deposit growth of $174 million, investment securities principal reductions and sales of $57 million, and capital growth of $7 million. Additional brokered interest-bearing demand (“overnight”) deposits were used to fully pay down higher costing overnight borrowings.

Brokered interest-bearing demand (“overnight”) deposits continue to be maintained as an additional source of liquidity. At a cost of approximately 25 basis points, such deposits are generally a more cost effective alternative than other borrowings and do not require pledging of collateral, as wholesale borrowings do. These deposits increased to $263 million at March 31, 2015. The Company does ensure ample available collateralized liquidity as a backup to these short term brokered deposits.

The Company has a Board-approved Contingency Funding Plan in place. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.

Management believes the Company’s liquidity position and sources are adequate.

Index

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

The following strategies are among those used to manage interest rate risk:

•	Actively market commercial and industrial loan originations, which tend to have adjustable rate features, and which generate customer relationships that can result in higher core deposit accounts;

•	Actively market commercial mortgage loan originations, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in higher core deposit accounts;

•	Manage growth in the residential mortgage portfolio to adjustable-rate and/or shorter-term and/or “relationship” loans that result in core deposit relationships;

•	Actively market core deposit relationships, which are generally longer duration liabilities;

•	Utilize medium to longer term certificates of deposit, wholesale borrowings and/or brokered deposits to extend liability duration;

•	Utilize interest rate swaps to extend liability duration;

•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;

•	Maintain adequate levels of capital; and

•	Utilize loan sales and/or loan participations.

During the fourth quarter of 2014, the Company initiated a program of using interest rate swaps as a tool in the management of interest rate risk, and transacted $25 million in the fourth quarter. The swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis and correlation analysis, daily mark-to-market and collateral posting as required. The Board is advised of all swap activity. As of March 31, 2015, the Company had executed receiving floating and paying fixed swaps with a notional value of $100 million.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of March 31, 2015. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2015.

Index

In an immediate and sustained 200 basis point increase in market rates at March 31, 2015, net interest income for year 1 would decline approximately 6.5 percent, when compared to a flat interest rate scenario. In year 2this sensitivity improves to an increase of 0.3 percent, when compared to a flat interest rate scenario. The sensitivity is positive for year 2 and beyond.

In an immediate and sustained 100 basis point decrease in market rates at March 31, 2015, net interest income would decline approximately 3.5 percent for year 1 and 7.1 percent for year 2, compared to a flat interest rate scenario.

Growth in medium and longer term CDs and transacting additional pay fixed/receive floating interest rate swaps, has benefitted the Company’s interest rate risk position in 2015.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at March 31, 2015.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$279,292	$(37,684)	(11.89)%	10.38%	(70.5)
+100	303,145	(13,831)	(4.36)	10.91	(16.8)
Flat interest rates	316,976	—	—	11.08	—
-100	315,573	(1,403)	(0.44)	10.79	(28.8)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2015).

Index

ITEM 4. Controls and Procedures

The Corporation’s Management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of its business, lawsuits and claims may be brought against the Company and its subsidiaries. There is no currently pending or threatened litigation or proceedings against the Company or its subsidiaries, which asset claims that if adversely decided, we believe would have a material adverse effect on the Company.

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2015 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Corporation’s stock during the quarter.

Index

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3	Articles of Incorporation and By-Laws:
A. Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit 3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009 (File No. 001-16197).

B. By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 26, 2015 (File No. 001-16197).

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 8, 2015	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: May 8, 2015	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President, Chief Financial Officer
and Chief Accounting Officer

