Form 10-Q
period 2015-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2015-08-07
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2015

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

Number of shares of Common Stock outstanding as of July 31, 2015:

15,591,046

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Index

Item 1. Financial Statements (Unaudited) PEAPACK-GLADSTONE FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CONDITION (Dollars in thousands, except share data)

	(unaudited)	(audited)
	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$6,205	$6,621
Federal funds sold	101	101
Interest-earning deposits	32,382	24,485
Total cash and cash equivalents	38,688	31,207

Securities available for sale	245,897	332,652
FHLB and FRB stock, at cost	15,590	11,593
Loans held for sale, at fair value	745	839
Loans	2,741,938	2,250,267
Less: Allowance for loan losses	22,969	19,480
Net loans	2,718,969	2,230,787

Premises and equipment	31,637	32,258
Other real estate owned	956	1,324
Accrued interest receivable	6,451	5,371
Bank owned life insurance	32,565	32,634
Deferred tax assets, net	12,673	10,491
Other assets	13,999	13,241
TOTAL ASSETS	$3,118,170	$2,702,397
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$386,588	$366,371
Interest-bearing deposits:
Interest-bearing deposits checking	667,847	600,889
Savings	120,606	112,878
Money market accounts	717,246	700,069
Certificates of deposit - Retail	384,235	198,819
Subtotal deposits	2,276,522	1,979,026
Interest-bearing demand – Brokered	293,000	188,000
Certificates of deposit - Brokered	94,224	131,667
Total deposits	2,663,746	2,298,693
Overnight borrowings with Federal Home Loan Bank	87,500	54,600
Federal Home Loan Bank advances	83,692	83,692
Capital lease obligation	10,475	10,712
Accrued expenses and other liabilities	14,881	12,433
TOTAL LIABILITIES	2,860,294	2,460,130
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;
liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized
21,000,000 shares; issued shares, 16,000,346 at June 30, 2015 and
15,563,895 at December 31, 2014; outstanding shares, 15,592,168 at
June 30, 2015 and 15,155,717 at December 31, 2014	13,319	12,954
Surplus	202,776	195,829
Treasury stock at cost, 408,178 shares at June 30, 2015 and
December 31, 2014	(8,988)	(8,988)
Retained earnings	49,966	41,251
Accumulated other comprehensive income, net of income tax	803	1,221
TOTAL SHAREHOLDERS’ EQUITY	257,876	242,267
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$3,118,170	$2,702,397

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fee on loans	$22,624	$17,428	$43,611	$33,090
Interest on securities available for sale:
Taxable	1,037	977	2,219	2,038
Tax-exempt	128	189	267	393
Interest on loans held for sale	24	15	34	25
Interest-earning deposits	39	21	82	33
Total interest income	23,852	18,630	46,213	35,579
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	1,184	504	2,070	943
Interest on certificates of deposit	1,051	369	1,714	724
Interest on borrowed funds	428	382	820	772
Interest on capital lease obligation	126	118	254	237
Subtotal - interest expense	2,789	1,373	4,858	2,676
Interest-bearing demand – brokered	215	70	400	114
Interest on certificates of deposits – brokered	504	264	1,028	295
Total Interest expense	3,508	1,707	6,286	3,085
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	20,344	16,923	39,927	32,494
Provision for loan losses	2,200	1,150	3,550	2,475
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	18,144	15,773	36,377	30,019
OTHER INCOME
Wealth management fee income	4,532	4,005	8,563	7,759
Service charges and fees	837	708	1,642	1,402
Bank owned life insurance	248	276	785	542
Gain on loans held for sale at fair value (Mortgage banking)	161	112	309	224
Gain on loans held for sale at lower of cost or fair value	—	176	—	176
Other income	545	117	638	188
Securities gains, net	176	79	444	177
Total other income	6,499	5,473	12,381	10,468
OPERATING EXPENSES
Salaries and employee benefits	9,872	9,089	19,297	17,937
Premises and equipment	2,778	2,334	5,394	4,772
Other operating expense	3,616	3,507	7,343	6,560
Total operating expenses	16,266	14,930	32,034	29,269
INCOME BEFORE INCOME TAX EXPENSE	8,377	6,316	16,724	11,218
Income tax expense	3,139	2,533	6,478	4,404
NET INCOME	$5,238	$3,783	$10,246	$6,814

EARNINGS PER COMMON SHARE
Basic	$0.34	$0.32	$0.68	$0.58
Diluted	$0.34	$0.32	$0.67	$0.58
WEIGHTED AVERAGE NUMBER OFCOMMON
SHARES OUTSTANDING
Basic	15,082,516	11,721,256	14,996,596	11,664,410
Diluted	15,233,151	11,846,075	15,189,781	11,814,806

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$5,238	$3,783	$10,246	$6,814
Other comprehensive income:
Unrealized gains/(losses) on available for sale
securities:
Unrealized holding (losses)/gains arising
during the period	(1,135)	1,367	97	2,449
Less: Reclassification adjustment for net gains
included in net income	176	79	444	177
	(1,311)	1,288	(347)	2,272
Tax effect	501	(464)	142	(865)
Net of tax	(810)	824	(205)	1,407

Unrealized loss on cash flow hedges
Unrealized holding loss	631	—	(361)	—
Reclassification adjustment for losses included in
net income	—	—	—	—
	631	—	(361)	—
Tax effect	(257)	—	148	—
Net of tax	374	—	(213)	—

Total other comprehensive (loss)/income	(436)	824	(418)	1,407

Total comprehensive income	$4,802	$4,607	$9,828	$8,221

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Six Months Ended June 30, 2015

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Income	Total

Balance at January 1, 2015
15,155,717 common shares
outstanding	$12,954	$195,829	$(8,988)	$41,251	$1,221	$242,267
Net income				10,246		10,246
Other comprehensive loss					(418)	(418)
Issuance of restricted stock, net
of forfeitures 160,764 shares	134	(134)				—
Vesting of restricted stock, 4,689
shares	(4)	(50)				(54)
Amortization of restricted stock		1,098				1,098
Cash dividends declared on
common stock
($0.10 per share)				(1,531)		(1,531)
Common stock option expense		121				121
Common stock options
exercised and related tax
benefits, 14,388 shares	12	169				181
Common stock options
swap and related tax benefits,
7,506 shares	(5)	(147)				(152)
Sales of shares (Dividend
Reinvestment Program),
210,119 shares	175	3,637				3,812
Issuance of shares for
Employee Stock Purchase
Plan,15,459 shares	13	293				306
Issuance of common stock
WMC acquisition, 47,916
shares	40	960				1,000
Issuance of warrants		1,000				1,000
Balance at June 30, 2015
15,592,168 common shares
outstanding	$13,319	$202,776	$(8,988)	$49,966	$803	$257,876

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$10,246	$6,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,605	1,448
Amortization of premium and accretion of discount on securities, net	938	720
Amortization of restricted stock	1,098	721
Provision of loan losses	3,550	2,475
Provision for OREO losses	—	400
Provision for deferred taxes	(1,892)	(536)
Stock-based compensation, including ESPP	172	106
Gains on securities, available for sale	(444)	(177)
Loans originated for sale at fair value	(20,661)	(17,004)
Proceeds from sales of loans at fair value	21,064	16,579
Gains on loans held for sale at fair value	(309)	(224)
Net gains on loans held for sale at lower of cost or fair value	—	(176)
Losses/(gains) on sale of other real estate owned	38	(108)
Gains on disposal of fixed assets	—	(9)
Gain on death benefit	(88)	—
Increase in cash surrender value of life insurance, net	(323)	(376)
Increase in accrued interest receivable	(1,080)	(772)
Decrease in other assets	2,908	4,769
Decrease/(increase) in accrued expenses, capital lease obligations
and other liabilities	1,175	(903)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,997	13,747
INVESTING ACTIVITIES:
Maturities of securities available for sale	39,479	52,411
Redemptions for FHLB & FRB stock	32,200	—
Call of securities available for sale	14,880	—
Sales of securities available for sale	36,865	25,167
Purchase of securities available for sale	(5,310)	(32,586)
Purchase of FHLB & FRB stock	(36,197)	—
Proceeds from sales of loans held for sale at lower of cost or fair value	—	68,031
Net increase in loans	(491,732)	(369,607)
Sales of other real estate owned	330	982
Purchase of premises and equipment	(984)	(2,326)
Disposal of premises and equipment	—	14
Acquisition of a wealth management company	(800)	—
Proceeds from death benefit	238	—
NET CASH USED IN INVESTING ACTIVITIES	(411,031)	(257,914)
FINANCING ACTIVITIES:
Net increase in deposits	365,053	467,918
Net increase/(decrease) in overnight borrowings se in overnight borrowings	32,900	(54,900)
Net increase in other borrowings	—	9,000
Cash dividends paid on common stock	(1,531)	(1,191)
Exercise of Stock Options, net of stock swap	29	92
Restricted stock tax expense	(54)	—
Sales of shares (DRIP Program)	3,812	3,657
Purchase of shares for Profit Sharing Plan	306	70
NET CASH PROVIDED BY FINANCING ACTIVITIES	400,515	424,646
Net increase in cash and cash equivalents	7,481	180,479
Cash and cash equivalents at beginning of period	31,207	35,147
Cash and cash equivalents at end of period	$38,688	$215,626

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2014 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2015 and the results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014, and shareholders’ equity and cash flow statements for the six months ended June 30, 2015 and 2014.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. For special mention and substandard loans that are graded as non-impaired, the Company allocates a higher general reserve percentage then pass-rated loans through utilization of a multiple, which is calculated annually through a migration analysis. At June 30, 2015 and December 31, 2014, the multiple was 5 times for non-impaired substandard loans and 2.5 times for non-impaired special mention loans.

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

Index

Junior Lien Loan on Residence. The Bank provides junior lien loans against one to four family properties within or near its primary geographic market area. Junior lien loans can be either in the form of an amortizing home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. Primary risk characteristics associated with junior lien loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; divorce or death. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

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

The Company offers Facility Specific/Loan Level Swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution/swap counterparty. The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge account (“standalone derivatives”). The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts. The fair value of the swaps is recorded as both an asset and a liability, in Other Assets and Other Liabilities, respectively, in equal amounts for these transactions.

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

Index

For the three months ended June 30, 2015 and 2014, the Company recorded total compensation cost for stock options of $56 thousand and $54 thousand respectively, with a recognized tax benefit of $6 thousand and $5 thousand for the quarters ended June 30, 2015 and 2014, respectively. The Company recorded total compensation cost for stock options for the six months ended June 30, 2015 and 2014, of $121 thousand and $106 thousand, respectively, with a recognized tax benefit of $12 thousand for the six months ended June 30, 2015 and $10 thousand for the six months ended June 30, 2014. There was approximately $225 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans at June 30, 2015. That cost is expected to be recognized over a weighted average period of 0.76 years.

For the Company’s stock option plans, changes in options outstanding during the six months ended June 30, 2015 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2015	345,189	$17.38
Granted during 2015	—	—
Exercised during 2015	(14,388)	12.60
Expired during 2015	(16,539)	18.24
Forfeited during 2015	(6,378)	13.99
Balance, June 30, 2015	307,884	17.60	4.80 years	$1,423
Vested and expected to vest (1)	293,532	17.82	4.80 years	$1,292
Exercisable at June 30, 2015	254,729	18.42	4.34 years	$104

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2015 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on June 30, 2015 was $22.22.

There were no stock options granted in the six months ended June 30, 2015. For the second quarter of 2014, the per share weighted-average fair value of stock options granted was $7.50 using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2014	2014

Dividend Yield	1.05%	1.02%
Expected volatility	40%	40%
Expected life	7 years	7 years
Risk-free interest rate	2.26%	2.18%

In the second quarter of 2015, the Company issued 13,147 restricted stock awards, at a fair value equal to the market price of the Company’s common stock at the date of grant. The awards may vest fully during a period of up to three or five years after the date of award. The stock awards were service based awards and vest ratably over three or five year periods. There were no performance based awards granted during this period.

Index

As of June 30, 2015, there was $6.8 million of total unrecognized compensation cost related to nonvested shares, which is expected to vest over 4.6 years.

Changes in nonvested shares dependent on performance criteria for the six months ended June 30, 2015 were as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	92,767	$18.12
Granted during 2015	—	—
Vested during 2015	—	—
Forfeited during 2015	—	—
Balance, June 30, 2015	92,767	$18.12

Changes in nonvested shares not dependent on performance criteria for the six months ended June 30, 2015 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	252,328	$17.34
Granted during 2015	160,764	20.94
Vested during 2015	(66,827)	16.35
Forfeited during 2015	(2,124)	20.24
Balance, June 30, 2015	344,141	$19.20

For the three months ended June 30, 2015 and 2014, the Company recorded total compensation cost for stock awards of $623 thousand and $440 thousand respectively.

For the six months ended June 30, 2015 and 2014, the Company recorded total compensation cost for stock awards of $1.1 million and $721 thousand respectively.

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

Index

For the three months ended June 30, 2015, the Company recorded $24 thousand of share based compensation expense related to the ESPP. Total shares issued under the ESPP during the second quarter of 2015 were 7,571 shares. For the six months ended June 30, 2015, the Company recorded $51 thousand of share based compensation expense related to the ESPP. Total shares issued under the ESPP for the six months ended June 30, 2015 were 15,459 shares.

Earnings per Common share – Basic and Diluted: The following is a reconciliation of the calculation of basic and diluted earnings per share. Basic net income per common share is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding during the reporting period. Diluted net income per common share is computed similarly to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all common shares underlying potentially dilutive stock options were issued, restricted stock or stock warrants would vest during the reporting period utilizing the Treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2015	2014	2015	2014

Net income to common shareholders	$5,238	$3,783	$10,246	$6,814

Basic weighted-average common shares outstanding	15,082,516	11,721,256	14,996,596	11,664,410
Plus: common stock equivalents	150,635	124,819	193,185	150,396
Diluted weighted-average common shares outstanding	15,233,151	11,846,075	15,189,781	11,814,806
Net income per common share
Basic	$0.34	$0.32	$0.68	$0.58
Diluted	0.34	0.32	0.67	0.58

Stock options totaling 114,198 and 132,140 shares were not included in the computation of diluted earnings per share in the second quarters of 2015 and 2014, respectively, because they were considered antidilutive. Stock options and stock warrants totaling 254,767 and 151,674 shares were not included in the computation of diluted earnings per share in the six months ended June 30, 2015 and 2014, respectively, because they were considered antidilutive.

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

Index

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of June 30, 2015 and December 31, 2014 follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$4,830	$8	$(16)	$4,822
Mortgage-backed securities – residential	191,885	2,149	(196)	193,838
Small business administration
pool securities	7,817	—	(59)	7,758
State and political subdivisions	33,556	445	(1)	34,000
Single-issuer trust preferred security	2,999	—	(464)	2,535
CRA investment	3,000	—	(56)	2,944
Total	$244,087	$2,602	$(792)	$245,897

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$35,664	$55	$(49)	$35,670
Mortgage-backed securities – residential	239,975	2,725	(411)	242,289
Small business administration
pool securities	8,015	—	(71)	7,944
State and political subdivisions	40,842	553	(1)	41,394
Single-issuer trust preferred security	2,999	—	(599)	2,400
CRA investment	3,000	—	(45)	2,955
Total	$330,495	$3,333	$(1,176)	$332,652

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
Sponsored entities	$2,977	$(16)	$—	$—	$2,977	$(16)
Mortgage-backed
securities-residential	25,020	(86)	10,452	(110)	35,472	(196)
Small business
administration
pool securities	7,758	(59)	—	—	7,758	(59)
State and political
subdivisions	498	(1)	—	—	498	(1)
Single-issuer trust
preferred security	—	—	2,535	(464)	2,535	(464)
CRA investment fund	—	—	2,944	(56)	2,944	(56)
Total	$36,253	$(162)	$15,931	$(630)	$52,184	$(792)

Index

	December 31, 2014
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$19,119	$(20)	$2,963	$(29)	$22,082	$(49)
Mortgage-backed
securities-residential	65,368	(191)	20,428	(220)	85,796	(411)
Small business
administration
pool securities	7,944	(71)	—	—	7,944	(71)
State and political
subdivisions	505	(1)	—	—	505	(1)
Single-issuer trust
Preferred security	—	—	2,400	(599)	2,400	(599)
CRA investment fund	—	—	2,955	(45)	2,955	(45)
Total	$92,936	$(283)	$28,746	$(893)	$121,682	$(1,176)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of June 30, 2015, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in unrealized loss position were determined to be other-than-temporarily impaired.

At June 30, 2015, the unrealized loss on the single-issuer trust preferred security of $464 thousand was related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at June 30, 2015.

3. LOANS

Loans outstanding, by general ledger classification, as of June 30, 2015 and December 31, 2014, consisted of the following:

		% of		% of
	June 30,	Totals	December 31,	Total
(In thousands)	2015	Loans	2014	Loans
Residential mortgage	$470,863	17.17%	$466,760	20.74%
Multifamily mortgage	1,371,139	50.01	1,080,256	48.00
Commercial mortgage	375,440	13.69	308,491	13.71
Commercial loans	438,461	15.99	308,743	13.72
Construction loans	1,417	0.05	5,998	0.27
Home equity lines of credit	51,675	1.89	50,141	2.23
Consumer loans, including fixed
rate home equity loans	29,996	1.09	28,040	1.25
Other loans	2,947	0.11	1,838	0.08
Total loans	$2,741,938	100.00%	$2,250,267	100.00%

Index

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of June 30, 2015 and December 31, 2014:

		% of		% of
	June 30,	Totals	December 31,	Total
(In thousands)	2015	Loans	2014	Loans
Primary residential mortgage	$482,765	17.62%	$480,149	21.37%
Home equity lines of credit	51,832	1.89	50,302	2.24
Junior lien loan on residence	11,049	0.40	11,808	0.52
Multifamily property	1,371,139	50.05	1,080,256	48.07
Owner-occupied commercial real estate	126,926	4.63	105,446	4.69
Investment commercial real estate	534,870	19.53	405,771	18.06
Commercial and industrial	128,475	4.69	81,362	3.62
Secured by farmland/agricultural
production	183	0.01	364	0.02
Commercial construction loans	150	0.01	4,715	0.21
Consumer and other loans	32,058	1.17	27,084	1.20
Total loans	$2,739,447	100.00%	$2,247,257	100.00%
Net deferred fees	2,491		3,010
Total loans including net deferred costs	$2,741,938		$2,250,267

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential
mortgage	$7,256	$255	$475,509	$2,154	$482,765	$2,409
Home equity lines
of credit	207	—	51,625	113	51,832	113
Junior lien loan
on residence	142	—	10,907	73	11,049	73
Multifamily
property	—	—	1,371,139	8,623	1,371,139	8,623
Owner-occupied
commercial
real estate	1,319	—	125,607	2,286	126,926	2,286
Investment
commercial
real estate	11,637	677	523,233	7,102	534,870	7,779
Commercial and
industrial	245	145	128,230	1,444	128,475	1,589
Secured by
farmland and
agricultural
production	—	—	183	2	183	2
Commercial
construction	—	—	150	2	150	2
Consumer and
other	—	—	32,058	93	32,058	93
Total ALLL	$20,806	$1,077	$2,718,641	$21,892	$2,739,447	$22,969

Index

	December 31, 2014
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$6,500	$317	$473,649	$2,606	$480,149	$2,923
Home equity lines
of credit	210	—	50,092	156	50,302	156
Junior lien loan
on residence	164	—	11,644	109	11,808	109
Multifamily
Property	—	—	1,080,256	8,983	1,080,256	8,983
Owner-occupied
Commercial
real estate	1,674	—	103,772	1,547	105,446	1,547
Investment
commercial
real estate	11,653	489	394,118	4,262	405,771	4,751
Commercial and
Industrial	248	149	81,114	731	81,362	880
Secured by
farmland and
agricultural production
production	—	—	364	4	364	4
Commercial
construction	—	—	4,715	31	4,715	31
Consumer and
Other	2	2	27,082	94	27,084	96
Total ALLL	$20,451	$957	$2,226,806	$18,523	$2,247,257	$19,480

Impaired loans include nonaccrual loans of $7.1 million at June 30, 2015 and $6.9 million at December 31, 2014. Impaired loans also include performing TDR loans of $13.7 million at June 30, 2015 and $13.6 million at December 31, 2014. At June 30, 2015, the allowance allocated to TDR loans totaled $1.0 million of which $159 thousand was allocated to nonaccrual loans. At December 31, 2014, the allowance allocated to TDR loans totaled $892 thousand of which $204 thousand was allocated to nonaccrual loans. All accruing TDR loans were paying in accordance with restructured terms as of June 30, 2015. The Company has not committed to lend additional amounts as of June 30, 2015 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014:

The average impaired loans on the following tables represent year to date impaired loans.

	June 30, 2015
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$6,782	$5,580	$—	$4,691
Owner-occupied commercial real estate	1,497	1,319	—	1,455
Investment commercial real estate	5,734	5,423	—	5,413
Commercial and industrial	178	99	—	148
Home equity lines of credit	209	207	—	193
Junior lien loan on residence	528	142	—	144
Consumer and other	—	—	—	1
Total loans with no related allowance	$14,928	$12,770	$—	$12,045
With related allowance recorded:
Primary residential mortgage	$1,781	$1,676	$255	$1,688
Investment commercial real estate	6,222	6,214	677	6,223
Commercial and industrial	179	146	145	147
Total loans with related allowance	$8,182	$8,036	$1,077	$8,058
Total loans individually evaluated for
impairment	$23,110	$20,806	$1,077	$20,103

Index

	December 31, 2014
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$5,264	$4,635	$—	$3,543
Owner-occupied commercial real estate	1,809	1,674	—	2,626
Investment commercial real estate	5,423	5,423	—	5,512
Commercial and industrial	99	99	—	155
Home equity lines of credit	210	210	—	111
Junior lien loan on residence	293	164	—	224
Consumer and other	—	—	—	14
Total loans with no related allowance	$13,098	$12,205	$—	$12,185
With related allowance recorded:
Primary residential mortgage	$2,138	$1,865	$317	$1,361
Investment commercial real estate	6,230	6,230	489	5,927
Commercial and industrial	179	149	149	249
Consumer and other	2	2	2	—
Total loans with related allowance	$8,549	$8,246	$957	$7,537
Total loans individually evaluated for
impairment	$21,647	$20,451	$957	$19,722

Interest income recognized on impaired loans for the second quarter and six months ended June 30, 2015 and 2014, was not material. The Company did not recognize any income on nonaccruing impaired loans for the three and six months ended June 30, 2015 and 2014.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$4,773	$—
Home equity lines of credit	207	—
Junior lien loan on residence	142	—
Owner-occupied commercial real estate	1,319	—
Investment commercial real estate	425	—
Commercial and industrial	245	—
Total	$7,111	$—

Index

	December 31, 2014
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$4,128	$—
Home equity lines of credit	210	—
Junior lien loan on residence	164	—
Owner-occupied commercial real estate	1,674	—
Investment commercial real estate	424	—
Commercial and industrial	248	—
Consumer and other	2	—
Total	$6,850	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by class of loans, excluding nonaccrual loans:

	June 30, 2015
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,405	$89	$—	$1,494
Owner-occupied commercial real estate	230	—	—	230
Commercial and industrial	20	—	—	20
Total	$1,655	$89	$—	$1,744

	December 31, 2014
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,102	$403	$—	$1,505
Home equity lines of credit	99	—	—	99
Owner-occupied commercial real estate	150	—	—	150
Investment commercial real estate	1	—	—	1
Total	$1,352	$403	$—	$1,755

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of June 30, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$473,756	$1,352	$7,657	$—
Home equity lines of credit	51,626	—	206	—
Junior lien loan on residence	10,907	—	142	—
Multifamily property	1,369,856	480	803	—
Owner-occupied commercial real estate	121,508	334	5,084	—
Investment commercial real estate	500,674	9,657	24,539	—
Commercial and industrial	119,878	8,352	245	—
Farmland	183	—	—	—
Commercial construction	—	150	—	—
Consumer and other loans	32,058	—	—	—
Total	$2,680,446	$20,325	$38,676	$—

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$471,219	$1,366	$7,564	$—
Home equity lines of credit	50,092	—	210	—
Junior lien loan on residence	11,644	—	164	—
Multifamily property	1,078,944	490	822	—
Owner-occupied commercial real estate	99,432	473	5,541	—
Investment commercial real estate	372,865	11,648	21,258	—
Commercial and industrial	81,093	21	248	—
Farmland	189	—	—	—
Agricultural production	175	—	—	—
Commercial construction	4,565	150	—	—
Consumer and other loans	27,082	—	2	—
Total	$2,197,300	$14,148	$35,809	$—

Index

At June 30, 2015, $20.8 million of substandard and special mention loans were also considered impaired as compared to December 31, 2014, when $20.5 million were also impaired.

The activity in the allowance for loan losses for the three months ended June 30, 2015 is summarized below:

	April 1,				June 30,
	2015				2015
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,314	$(68)	$4	$159	$2,409
Home equity lines of credit	97	(10)	1	25	113
Junior lien loan on residence	71	—	10	(8)	73
Multifamily property	8,738	—	—	(115)	8,623
Owner-occupied commercial real estate	2,347	—	—	(61)	2,286
Investment commercial real estate	6,135	—	4	1,640	7,779
Commercial and industrial	1,011	(7)	21	564	1,589
Secured by farmland and agricultural production	3	—	—	(1)	2
Commercial construction	23	—	—	(21)	2
Consumer and other loans	77	(4)	2	18	93
Total ALLL	$20,816	$(89)	$42	$2,200	$22,969

The activity in the allowance for loan losses for the six months ended June 30, 2015 is summarized below:

	January 1,				June 30,
	2015				2015
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,923	$(111)	$70	$(473)	$2,409
Home equity lines of credit	156	(110)	1	66	113
Junior lien loan on residence	109	—	38	(74)	73
Multifamily property	8,983	—	—	(360)	8,623
Owner-occupied commercial real estate	1,547	—	11	728	2,286
Investment commercial real estate	4,751	—	10	3,018	7,779
Commercial and industrial	880	(7)	46	670	1,589
Secured by farmland and agricultural production	4	—	—	(2)	2
Commercial construction	31	—	—	(29)	2
Consumer and other loans	96	(21)	12	6	93
Total ALLL	$19,480	$(249)	$188	$3,550	$22,969

The activity in the allowance for loan losses for the three months ended June 30, 2014 is summarized below:

	April 1,				June 30,
	2014				2014
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,462	$(25)	$—	$565	$3,002
Home equity lines of credit	153	(24)	—	47	176
Junior lien loan on residence	139	—	21	(12)	148
Multifamily property	5,630	—	—	658	6,288
Owner-occupied commercial real estate	2,468	(572)	80	(137)	1,839
Investment commercial real estate	4,679	—	6	(88)	4,597
Agricultural production loans	2	—	—	—	2
Commercial and industrial	938	(38)	18	123	1,041
Secured by farmland	3	—	—	(1)	2
Commercial construction	44	—	—	(11)	33
Consumer and other loans	69	(1)	2	6	76
Total ALLL	$16,587	$(660)	$127	$1,150	$17,204

Index

The activity in the allowance for loan losses for the six months ended June 30, 2014 is summarized below:

	January 1,				June 30,
	2014				2014
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,361	$(45)	$—	$686	$3,002
Home equity lines of credit	181	(24)	—	19	176
Junior lien loan on residence	156	(1)	44	(51)	148
Multifamily property	4,003	—	—	2,285	6,288
Owner-occupied commercial real estate	2,563	(644)	80	(160)	1,839
Investment commercial real estate	5,083	—	8	(494)	4,597
Agricultural productions loans	—	—	—	2	2
Commercial and industrial	825	(96)	32	280	1,041
Secured by farmland	3	—	—	(1)	2
Commercial construction	120	—	—	(87)	33
Consumer and other loans	78	(3)	5	(4)	76
Total ALLL	$15,373	$(813)	$169	$2,475	$17,204

Troubled Debt Restructurings:

The Company has allocated $870 thousand and $688 thousand of specific reserves on accruing TDRs to customers whose loan terms have been modified in TDRs as of June 30, 2015 and December 31, 2014, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the six month period ended June 30, 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; a deferral of scheduled payments with an extension of the maturity date; or some other modification or extension which would not be readily available in the market.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and six month period ended June 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$225	$225
Owner-occupied commercial real estate	1	767	767
Total	3	$992	$992

The identification of the troubled debt restructure loans did not have a significant impact on the allowance for loan losses.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ended June 30, 2014:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	1	$414	$414
Investment commercial real estate	1	1,580	1,580
Total	2	$1,994	$1,994

Index

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ended June 30, 2014:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$607	$607
Investment commercial real estate	2	2,884	2,884
Total	4	$3,491	$3,491

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the three and six month period ended June 30, 2015:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	2	$532
Total	2	$532

There were no loans that were modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the three months ended June 30, 2014.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the six month period ended June 30, 2014:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$55
Total	1	$55

The above loan defaults did not have a material impact on the allowance for loan losses for the periods ended as of June 30, 2015 and 2014.

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

Index

4. DEPOSITS

Certificates of deposit, excluding brokered, over $250,000 totaled $82.2 million and $18.2 million at June 30, 2015 and 2014, respectively.

The following table sets forth the details of total deposits as of June 30, 2015 and December 31, 2014

	2015		2014
(In thousands)	$	%	$	%
Noninterest-bearing demand deposits	$386,588	14.51%	$366,371	15.94%
Interest-bearing checking	667,847	25.07	600,889	26.14
Savings	120,606	4.53	112,878	4.91
Money market	717,246	26.93	700,069	30.46
Certificates of deposit	384,235	14.42	198,819	8.65
	2,276,522	85.46	1,979,026	86.09
Interest-bearing demand - Brokered	293,000	11.00	188,000	8.18
Certificates of deposit - Brokered	94,224	3.54	131,667	5.73
Total deposits	$2,663,746	100.00%	$2,298,693	100.00%

The scheduled maturities of certificates of deposit, including brokered, as of June 30, 2015 are as follows:

(In thousands)
2015	$49,950
2016	53,746
2017	84,338
2018	147,266
2019	56,524
Over 5 Years	86,635
Total	$478,459

5. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLB”) totaled $83.7 million at June 30, 2015 and December 31, 2014, with a weighted average interest rate of 1.78 percent.

At June 30, 2015 advances totaling $71.7 million with a weighted average rate of 1.57 percent have fixed maturity dates. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $396.2 million and multifamily mortgages totaling $1.01 billion at June 30, 2015.

Also at June 30, 2015, the Corporation had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $14.9 million at June 30, 2015.

Index

The final maturity dates of the FHLB advances and other borrowings are scheduled as follows:

(In thousands)
2015	$—
2016	21,897
2017	23,897
2018	34,898
2019	3,000
Over 5 years	—
Total	$83,692

At June 30, 2015 and December 31, 2014 there were overnight borrowings with the Federal Home Loan Bank of $87.5 million and $54.6 million, respectively.

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

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$19,351	$993	$20,344
Noninterest income	1,896	4,603	6,499
Total income	21,247	5,596	26,843

Provision for loan losses	2,200	—	2,200
Salaries and benefits	7,830	2,042	9,872
Premises and equipment expense	2,549	229	2,778
Other noninterest expense	2,461	1,155	3,616
Total noninterest expense	15,040	3,426	18,466
Income before income tax expense	6,207	2,170	8,377
Income tax expense	2,294	845	3,139
Net income	$3,913	$1,325	$5,238

Index

	Three Months Ended June 30, 2014
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$15,938	$985	$16,923
Noninterest income	1,408	4,065	5,473
Total income	17,346	5,050	22,396

Provision for loan losses	1,150	—	1,150
Salaries and benefits	7,801	1,288	9,089
Premises and equipment expense	2,166	168	2,334
Other noninterest expense	2,383	1,124	3,507
Total noninterest expense	13,500	2,580	16,080
Income before income tax expense	3,846	2,470	6,316
Income tax expense	1,590	943	2,533
Net income	$2,256	$1,527	$3,783

	Six Months Ended June 30, 2015
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$37,921	$2,006	$39,927
Noninterest income	3,673	8,708	12,381
Total income	41,594	10,714	52,308

Provision for loan losses	3,550	—	3,550
Salaries and benefits	15,370	3,927	19,297
Premises and equipment expense	4,934	460	5,394
Other noninterest expense	4,956	2,387	7,343
Total noninterest expense	28,810	6,774	35,584
Income before income tax expense	12,784	3,940	16,724
Income tax expense	4,945	1,533	6,478
Net income	$7,839	$2,407	$10,246

Total assets for period end	$3,084,507	$33,663	$3,118,170

	Six Months Ended June 30, 2014
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$30,526	$1,968	$32,494
Noninterest income	2,598	7,870	10,468
Total income	33,124	9,838	42,962

Provision for loan losses	2,475	—	2,475
Salaries and benefits	14,816	3,121	17,937
Premises and equipment expense	4,435	337	4,772
Other noninterest expense	4,236	2,324	6,560
Total noninterest expense	25,962	5,782	31,744
Income before income tax expense	7,162	4,056	11,218
Income tax expense	2,856	1,548	4,404
Net income	$4,306	$2,508	$6,814

Total assets for period end	$2,387,925	$13,046	$2,400,971

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

Index

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of June 30, 2015, all collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$4,822	$—	$4,822	$—
Mortgage-backed securities-
residential	193,838	—	193,838	—
SBA pool securities	7,758	—	7,758	—
State and political subdivisions	34,000	—	34,000	—
Single-Issuer Trust Preferred	2,535	—	2,535	—
CRA investment fund	2,944	$2,944	—	—
Loans held for sale, at fair value	745	—	745	—
Derivatives:
Cash flow hedges	144	—	144	—
Loan level swaps	480	—	480	—
Total	$247,266	$2,944	$244,322	$—

Liabilities:
Derivatives:
Cash flow hedges	$(674)	$—	$(674)	$—
Loan level swaps	(480)	—	(480)	—
Total	$(1,154)	$—	$(1,154)	$—

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

The Corporation has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Corporation’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of June 30, 2015 and December 31, 2014.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	June 30, 2015	December 31, 2014
Residential loans contractual balance	$733	$826
Fair value adjustment	12	13
Total fair value of residential loans held for sale	$745	$839

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2015.

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

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded investment of $299 thousand, with a valuation allowance of $48 thousand at June 30, 2015 and $648 thousand, with a valuation allowance of $105 thousand at December 31, 2014.

At both June 30, 2015 and December 31, 2014, OREO at fair value represents one commercial property. The Company did not record a valuation allowance during the six months ended June 30, 2015 and recorded a valuation allowance of $400 thousand during the six months ended June 30, 2014.

The carrying amounts and estimated fair values of financial instruments at June 30, 2015 are as follows:

		Fair Value Measurements at June 30, 2015 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$38,688	$38,188	$500	$—	$38,688
Securities available for sale	245,897	2,944	242,953	—	245,897
FHLB and FRB stock	15,590	—	—	—	N/A
Loans held for sale, at fair value	745	—	745	—	745
Loans, net of allowance for loan losses	2,718,969	—	—	2,692,867	2,692,867
Accrued interest receivable	6,451	—	686	5,765	6,451
Cash flow hedge derivatives	144	—	144	—	144
Loan level swap derivatives	480	—	480	—	480
Financial liabilities
Deposits	$2,663,746	$2,185,287	$477,504	$—	$2,662,791
Overnight borrowings	87,500	—	87,500	—	87,500
Federal home loan bank advances	83,692	—	84,908	—	84,908
Accrued interest payable	806	99	707	—	806
Cash flow hedge derivatives	674	—	674	—	674
Loan level swap derivatives	480	—	480	—	480

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

Index

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

8. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2015	2014	2015	2014
FDIC assessment	$431	$303	$913	$579
Wealth management division
other expense	512	453	1,133	999
Professional and legal fees	583	519	1,351	970
Loan expense	76	124	189	224
Provision for ORE losses	—	300	—	400
Other operating expenses	2,014	1,808	3,757	3,388
Total other operating expenses	$3,616	$3,507	$7,343	$6,560

9. OTHER COMPREHENSIVE INCOME

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the three months ended June 30, 2015 and 2014:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2015	Reclassifications	(Income)	2015	2015

Net unrealized holding gain
on securities available for sale,
net of tax	$1,926	$(706)	$(104)	$(810)	$1,116

Losses on cash flow hedges	(687)	374	—	374	(313)

Accumulated other
comprehensive income,
net of tax	$1,239	$(332)	$(104)	$(436)	$803

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Three Months
	Balance at	Income	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2014	Reclassifications	(Income)	2014	2014

Net unrealized holding gain
on securities available for sale,
net of tax	$606	$875	$(51)	$824	$1,430
Accumulated other
comprehensive income,
net of tax	$606	$875	$(51)	$824	$1,430

Index

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2015 and 2014:

	Three Months Ended
	June 30,
(In thousands)	2015	2014	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$176	$79	Securities gains, net
Income tax expense	(72)	(28)	Income tax expense
Total reclassifications, net of tax	$104	$51

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the six months ended June 30, 2015 and 2014:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2015	Reclassifications	(Income)	2015	2015

Net unrealized holding gain
on securities available for sale,
net of tax	$1,321	$57	$(262)	$(205)	$1,116

Losses on cash flow hedges	(100)	(213)	—	(213)	(313)

Accumulated other
comprehensive income,
net of tax	$1,221	$(156)	$(262)	$(418)	$803

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Six Months
	Balance at	Income	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2014	Reclassifications	(Income)	2014	2014

Net unrealized holding gain
on securities available for sale,
net of tax	$23	$1,522	$(115)	$1,407	$1,430
Accumulated other
comprehensive income,
net of tax	$23	$1,522	$(115)	$1,407	$1,430

Index

The following represents the reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(In thousands)	2015	2014	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$444	$177	Securities gains, net
Income tax expense	(182)	(62)	Income tax expense
Total reclassifications, net of tax	$262	$115

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

Interest Rate Swaps Designated as Cash Flow Hedges: During the past three quarters, the Company entered into interest rate swaps. Interest rate swaps with a notional amount of $150.0 million as of June 30, 2015 and $25.0 million as of December 31, 2014, were designated as cash flow hedges of certain interest-bearing demand brokered deposits and were determined to be fully effective during the quarter ended June 30, 2015. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following information about the interest rate swaps designated as cash flow hedges as of June 30, 2015 and December 31, 2014 is presented in the following table:

(In thousands)	June 30, 2015		December 31, 2014
Notional amount	$150,000		$25,000
Weighted average pay rate	1.66%		1.81%
Weighted average receive rate	0.28%		0.21%
Weighted average maturity	4.6	years	5.0	years
Unrealized loss	$(530)		$(169)

Number of contracts	7		1

Interest expense recorded on these swap transactions totaled $376 thousand and $471 thousand for the three and six months ended June 30, 2015, respectively and is reported as a component of interest expense.

Index

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended June 30, 2015 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$374	$—	$—

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the six months ended June 30, 2015 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(213)	$—	$—

The following tables reflect the cash flow hedges included in the financial statements as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$150,000	$(530)
Total included in other liabilities	$110,000	$(674)
Total included in other assets	$40,000	$144

	December 31, 2014
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$25,000	$(169)
Total included in other liabilities	$25,000	$(169)

Index

Derivatives Not Designated as Accounting Hedges: Beginning in the quarter ended June 30, 2015, the Company offers Facility Specific/Loan Level Swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution / swap counterparty (Loan Level / Back to Back Swap Program). The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge account (“standalone derivatives”). The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts. The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.

Information about these swaps is as follows:

(In thousands)	June 30, 2015
Notional amount	$27,320
Fair value	$480
Weighted average pay rates	3.06%
Weighted average receive rates	1.42%
Weighted average maturity	16.3	years

11. ACQUISITION

Effective May 1, 2015 the Company closed the previously announced acquisition of a wealth management company. The acquisition is consistent with the Company’s strategy to grow its wealth management business with a focus on high net worth clients.  The purchase price included cash, common stock and common stock warrants.  The warrants are exercisable and have a term of seven years. The Company is still in the process of evaluating the final purchase accounting allocation. Any adjustment resulting from the evaluation is not expected to be material. In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment.

Index

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: This Quarterly Report on Form 10-Q, both in the following discussion and analysis and elsewhere contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future interest income and net loans, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2014, in addition to/which include the following:

•	inability to successfully grow our business in line with our strategic plan;

•	inability to grow deposits to fund loan growth;

•	inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;

•	inability to realize expected revenue synergies from the acquisition of a wealth management company in the amounts or the timeframe anticipated;

•	inability to retain clients and employees of WMC;

•	inability to manage our growth;

•	inability to successfully integrate our expanded employee base;

•	a further or unexpected decline in the economy, in particular in our New Jersey and New York market areas;

•	declines in value in our investment portfolio;

•	higher than expected increases in our allowance for loan losses;

•	higher than expected increases in loan losses or in the level of non-performing loans;

•	unexpected changes in interest rates;

•	a continued or unexpected decline in real estate values within our market areas;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;

•	successful cyber-attacks against our IT infrastructure or that of our IT providers;

•	higher than expected FDIC premiums;

Index

•	adverse weather conditions;

•	inability to successfully generate new business in new geographic areas;

•	inability to execute upon new business initiatives;

•	lack of liquidity to fund our various cash obligations;

•	reduction in our lower-cost funding sources;

•	our inability to adapt to technological changes;

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and

•	other unexpected material adverse changes in our operations or earnings.

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

Index

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Company intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Company recognized no other-than-temporary impairment charges in the three or six months ended June 30, 2015 and 2014.

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Change
(In thousands, except per share data)	2015	2014	2015 vs 2014
Results of Operations:
Net interest income	$20,344	$16,923	$3,421
Provision for loan losses	2,200	1,150	1,050
Net interest income after provision
for loan losses	18,144	15,773	2,371
Other income	6,499	5,473	1,026
Operating expense	16,266	14,930	1,336
Income before income tax expense	8,377	6,316	2,061
Income tax expense	3,139	2,533	606
Net income	$5,238	$3,783	$1,455

Total revenue	$26,843	22,396	$4,447

Diluted earnings per common share	$0.34	$0.32	$0.02

Diluted average common shares outstanding	15,233,151	11,846,075	3,387,076

Return on average assets annualized	0.70%	0.67%	0.03
Return on average equity
annualized	8.24	8.44	(0.20)

The following table presents certain key aspects of our performance for the six months ended June 30, 2015 and 2014.

Index

	Six Months Ended June 30,		Change
(In thousands, except per share data)	2015	2014	2015 vs 2014
Results of Operations:
Net interest income	$39,927	$32,494	$7,433
Provision for loan losses	3,550	2,475	1,075
Net interest income after provision
for loan losses	36,377	30,019	6,358
Other income	12,381	10,468	1,913
Operating expense	32,034	29,269	2,765
Income before income tax expense	16,724	11,218	5,506
Income tax expense	6,478	4,404	2,074
Net income	$10,246	$6,814	$3,432

Total revenue	$52,308	42,962	$9,346

Diluted earnings per common share	$0.67	$0.58	$0.09

Diluted average common shares outstanding	15,189,781	11,814,806	3,374,975

Return on average assets annualized	0.70%	0.63%	0.07
Return on average equity
annualized	8.19	7.74	0.45

The earnings per share calculations for the three months and six months ended June 30, 2015 included all of the 2.78 million shares issued in the Company’s at-the-market equity offering in the fourth quarter of 2014.

The three and six months ended June 30, 2015 included $373 thousand of fee income related to the Bank’s loan level / back-to-back swap program, included in other income. Additionally, the 2015 periods included a provision for loan losses more than $1 million higher than the respective 2014 periods.

The three and six months ended June 30, 2014 included a $176 thousand net gain on sale of residential first mortgage loans sold held at the lower of cost or fair value, as a component of balance sheet management.

	At June 30,		Change
	2015	2014	2015 vs 2014
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	13.58%	14.30%	(0.72)
Tier I Leverage ratio	8.48	8.01	0.47
Average loans to average deposits year-to-date	97.69	95.64	2.05
Allowance for loan losses to total
loans	0.84	0.92	(0.08)
Allowance for loan losses to
nonperforming loans	323.01	263.22	59.79
Nonperforming loans to total loans	0.26	0.35	(0.09)

Index

For the second quarter of 2015, the Company recorded net income of $5.2 million compared to $3.8 million for the same quarter of 2014. For the three months ended June 30, 2015 and 2014, diluted earnings per common share were $0.34 and $0.32, respectively. Annualized return on average assets was 0.70 percent and annualized return on average common equity was 8.24 percent for the second quarter of 2015, compared to 0.67 percent and 8.44 percent, respectively, for the second quarter of 2014.

For the six months ended June 30, 2015, the Company recorded net income of $10.2 million compared to $6.8 million for the same period of 2014. Diluted earnings per common share were $0.67 and $0.58 for the first six months of 2015 and 2014, respectively. Annualized return on average assets was 0.70 percent and annualized return on average common equity was 8.19 percent for the first six months of 2015, compared to 0.63 percent and 7.74 percent, respectively, for the same six months of 2014.

For the three and six months ended June 30, 2015 earnings increased compared to the same 2014 periods. Increases were due to: increased net interest income, due principally to the Company’s significant loan growth and increased wealth management fee income, due principally to the Company’s growth in assets under administration. Additionally the March quarter of 2015 included a $280 thousand net life insurance death benefit under the Company’s Bank Owned Life Insurance (BOLI) policies; and the June quarter of 2015 included $373 thousand of fee income related to the Company’s loan level / back-to-back swap program. The June quarter of 2014 included income of $176 thousand from a gain on sale of residential loans held for sale at the lower of cost or fair value, as a component of balance sheet management. These positive effects on earnings were partially offset by a greater provision for loan losses, as well as higher operating expenses, principally due to the Company’s growth under its Strategic Plan.

CONTRACTUAL OBLIGATIONS: For a discussion of our contractual obligations, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” which is incorporated herein by reference.

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

Index

The following table summarizes the Company’s net interest income and related spread and margin, on a fully tax-equivalent basis, for the periods indicated:

	Three Months Ended June 30,
(In thousands)	2015	2014
Net interest income	$20,344	$16,923
Interest rate spread	2.68%	3.06%
Net interest margin	2.80	3.14

	Six Months Ended June 30,
(In thousands)	2015	2014
Net interest income	$39,927	$32,494
Interest rate spread	2.73%	3.08%
Net interest margin	2.84	3.16

Loan growth, principally from multifamily and commercial mortgages, over the past 15 months was the primary reason net interest income grew for the three and six months ended June 30, 2015. Additionally, net interest income in the March 2015 quarter was benefitted by the $444 thousand of prepayment premiums received on the early prepayment of certain multifamily loans. Net interest margin for the three and six months ended June 30, 2015 declined when compared to the same 2014 periods partially due to the maintenance of larger average interest earning deposit/cash balances, as well as larger balances of liquid investment securities, as the Company has decided to maintain greater liquidity on its balance sheet, in light of its growth. Margin also continues to be impacted by the effect of low market yields as well as competitive pressures in attracting new loans and deposits. The Company expects continued high liquidity levels and also expects continued loan growth in this lower market rate and competitive environment.

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	June 30,	June 30,
(In thousands)	2015	2014
Residential mortgage loans retained	$23,117	$17,245
Residential mortgage loans sold	10,978	7,344
Total residential mortgage loans	34,095	24,589

Commercial real estate loans	29,561	20,175
Multifamily properties	206,803	149,937
Commercial loans (A)	136,483	62,668
Wealth Lines of Credit (A)	6,150	—
Total commercial loans	378,997	232,780

Installment loans	1,128	5,184

Home equity lines of credit (A)	3,225	6,709

Total loans closed	$417,445	$269,262

(A)	Includes lines of credit that closed in the period, but not necessarily funded.

Index

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2015	2014
Residential mortgage loans retained	$40,103	$28,898
Residential mortgage loans sold	19,916	14,355
Total residential mortgage loans	60,019	43,253

Commercial real estate loans	87,348	36,016
Multifamily properties	415,837	375,080
Commercial loans (A)	177,179	78,625
Wealth Lines of Credit (A)	16,410	—
Total commercial loans	696,774	489,721

Installment loans	1,472	7,061

Home equity lines of credit (A)	6,602	11,377

Total loans closed	$764,867	$551,412

(A)	Includes lines of credit that closed in the period, but not necessarily funded.

Index

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	June 30, 2015			June 30, 2014
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$244,087	$1,037	1.70%	$189,254	$977	2.06%
Tax-exempt (1) (2)	30,941	210	2.71	57,847	312	2.16
Loans held for sale	2,049	24	4.64	1,026	15	5.89
Loans (2) (3):
Mortgages	466,033	3,800	3.26	496,232	4,203	3.39
Commercial mortgages	1,663,150	14,767	3.55	1,155,360	11,108	3.85
Commercial	360,517	3,347	3.71	143,988	1,443	4.01
Commercial construction	5,713	61	4.27	6,065	65	4.29
Installment	29,169	256	3.51	22,154	233	4.21
Home equity	51,710	417	3.23	47,489	382	3.22
Other	527	12	9.11	558	13	9.32
Total loans	2,576,819	22,660	3.52	1,871,846	17,447	3.73
Federal funds sold	101	—	0.10	101	—	0.10
Interest-earning deposits	69,780	39	0.22	51,177	21	0.17
Total interest-earning assets	2,923,777	23,970	3.28%	2,171,251	18,772	3.46%
Noninterest-earning assets:
Cash and due from banks	6,385			6,990
Allowance for loan losses	(21,493)			(17,310)
Premises and equipment	31,983			31,161
Other assets	66,131			58,926
Total noninterest-earning assets	83,006			79,767
Total assets	$3,006,783			$2,251,018
LIABILITIES:
Interest-bearing deposits:
Checking	$670,473	$707	0.42%	$431,656	$115	0.11%
Money markets	703,236	461	0.26	657,216	374	0.23
Savings	117,411	16	0.05	116,946	15	0.05
Certificates of deposit - retail	343,781	1,051	1.22	154,245	369	0.96
Subtotal interest-bearing deposits	1,834,901	2,235	0.49	1,360,063	873	0.26
Interest-bearing demand - brokered	265,802	215	0.32	138,000	70	0.20
Certificates of deposit - brokered	98,191	504	2.05	100,934	264	1.05
Total interest-bearing deposits	2,198,894	2,954	0.54	1,598,997	1,207	0.30
Borrowings	146,441	428	1.17	93,152	382	1.64
Capital lease obligation	10,515	126	4.79	9,867	118	4.78
Total interest-bearing liabilities	2,355,850	3,508	0.60%	1,702,016	1,707	0.40%
Noninterest-bearing liabilities:
Demand deposits	384,604			360,096
Accrued expenses and
other liabilities	12,133			9,606
Total noninterest-bearing liabilities	396,737			369,702
Shareholders’ equity	254,196			179,300
Total liabilities and
shareholders’ equity	$3,006,783			$2,251,018
Net interest income
(tax-equivalent basis)		20,462			17,065
Net interest spread			2.68%			3.06%
Net interest margin (4)			2.80%			3.14%
Tax equivalent adjustment		(118)			(142)
Net interest income		$20,344			$16,923

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

Average Balance Sheet

Unaudited

Six Months Ended

	June 30, 2015			June 30, 2014
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$258,934	$2,219	1.71%	$198,401	$2,038	2.05%
Tax-exempt (1) (2)	34,268	441	2.57	59,025	649	2.20
Loans held for sale	1,415	34	4.75	1,174	25	4.29
Loans (2) (3):
Mortgages	465,878	7,585	3.26	514,702	8,756	3.40
Commercial mortgages	1,562,073	28,356	3.63	1,046,179	20,153	3.85
Commercial	338,435	6,244	3.69	138,300	2,845	4.11
Commercial construction	5,821	123	4.23	5,969	132	4.42
Installment	28,484	508	3.57	21,860	461	4.22
Home equity	51,188	822	3.21	47,162	755	3.20
Other	528	25	9.47	561	26	9.27
Total loans	2,452,407	43,663	3.56	1,774,733	33,128	3.73
Federal funds sold	101	—	0.10	101	—	0.10
Interest-earning deposits	80,658	82	0.20	41,468	33	0.16
Total interest-earning assets	2,827,783	46,439	3.28%	2,074,902	35,873	3.46%
Noninterest-earning assets:
Cash and due from banks	6,594			6,694
Allowance for loan losses	(20,778)			(16,653)
Premises and equipment	32,118			30,956
Other assets	65,006			59,961
Total noninterest-earning assets	82,940			80,958
Total assets	$2,910,723			$2,155,860
LIABILITIES:
Interest-bearing deposits:
Checking	$650,909	$1,116	0.34%	$416,568	$207	0.10%
Money markets	706,893	924	0.26	655,430	707	0.22
Savings	115,434	30	0.05	116,733	30	0.05
Certificates of deposit - retail	296,085	1,714	1.16	151,864	724	0.95
Subtotal interest-bearing deposits	1,769,321	3,784	0.43	1,340,595	1,668	0.25
Interest-bearing demand - brokered	253,221	400	0.32	106,851	113	0.21
Certificates of deposit - brokered	112,219	1,028	1.83	57,564	295	1.02
Total interest-bearing deposits	2,134,761	5,212	0.49	1,505,010	2,076	0.28
Borrowings	128,142	820	1.28	104,306	772	1.48
Capital lease obligation	10,575	254	4.80	9,907	237	4.78
Total interest-bearing liabilities	2,273,478	6,286	0.55%	1,619,223	3,085	0.38%
Noninterest-bearing liabilities:
Demand deposits	375,527			350,698
Accrued expenses and
other liabilities	11,446			9,800
Total noninterest-bearing liabilities	386,973			360,498
Shareholders’ equity	250,272			176,139
Total liabilities and
shareholders’ equity	$2,910,723			$2,155,860
Net interest income
(tax-equivalent basis)		40,153			32,788
Net interest spread			2.73%			3.08%
Net interest margin (4)			2.84%			3.16%
Tax equivalent adjustment		(226)			(294)
Net interest income		$39,927			$32,494

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Three months		Three months ended
	ended June 30, 2015		June 30, 2014
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$84	$(126)	$(42)
Loans	6,448	(1,235)	5,213
Loans held for sale	12	(3)	9
Federal funds sold	—	—	—
Interest-earning deposits	10	8	18
Total interest income	$6,554	$(1,356)	$5,198
LIABILITIES:
Interest-bearing checking	$159	$433	$592
Money market	55	32	87
Savings	1	—	1
Certificates of deposit - retail	560	122	682
Certificates of deposit - brokered	(7)	247	240
Interest bearing demand brokered	64	81	145
Borrowed funds	47	(1)	46
Capital lease obligation	8	—	8
Total interest expense	$886	$915	$1,801
Net interest income	$5,668	$(2,271)	$3,397

	Six Months		Six months ended
	Ended June 30, 2015		June 30, 2014
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$240	$(267)	$(27)
Loans	12,500	(1,965)	10,535
Loans held for sale	6	3	9
Federal funds sold	—	—	—
Interest-earning deposits	39	10	49
Total interest income	$12,785	$(2,219)	$10,566
LIABILITIES:
Interest-bearing checking	$423	$487	$910
Money market	121	96	217
Savings	—	—	—
Certificates of deposit - retail	803	187	990
Certificates of deposit - brokered	398	335	733
Interest bearing demand brokered	227	59	286
Borrowed funds	51	(3)	48
Capital lease obligation	15	2	17
Total interest expense	$2,038	$1,163	$3,201
Net interest income	$10,747	$(3,382)	$7,365

Interest income on earning assets, on a fully tax-equivalent basis, totaled $24.0 million for the second quarter of 2015 compared to $18.8 million for the same quarter of 2014, reflecting an increase of $5.2 million or 27.7 percent from the second quarter in 2014. Average earning assets totaled $2.92 billion for the second quarter of 2015, an increase of $752.5 million or 34.7 percent from the same period of 2014. The average commercial loan portfolio increased $216.5 million or 150.4 percent from the second quarter of 2014, averaging $360.5 million for the second quarter of 2015. This increase was due to the addition in 2014 and the first half of 2015 of highly regarded bankers with industry and capital markets expertise. The average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $507.8 million to $1.66 billion for the second quarter of 2015 when compared to the same period in 2014. The increase was attributable to the addition of seasoned banking professionals over the course of 2014; a more concerted focus on the client service aspect of the lending process; more of a focus on New Jersey markets; and a focus on New York City multifamily markets continuing through 2014 and into the first half of 2015. The increase was also due to demand from borrowers looking to refinance multifamily and other commercial mortgages held by other institutions. Going forward, multifamily lending and related participations will remain a focus of the Company, however it is anticipated that volumes will be less robust than in recent quarters.

Index

For the quarters ended June 30, 2015 and 2014, the average rates earned on earning assets was 3.28 percent and 3.45 percent, respectively, a decrease of 17 basis points. The decline in the average rates on earning assets was partially due to the maintenance of larger average interest earning deposit/cash balances as well as larger balances of liquid investment securities, as the Company has decided to maintain greater liquidity on its balance sheet, in light of its growth. The decline in the average rate was also affected by the continued effect of low market yields, as well as competitive pressures in attracting new loans.

For the second quarter of 2015, total non-brokered deposits averaged $2.20 billion, increasing $599.9 million or 37.5 percent from the average balance for the same period of 2014. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including reciprocal funds discussed below) of $474.8 million for the second quarter of 2015 when compared to the same period in 2014 has come from the addition of seasoned banking professionals over the course of 2014 and the first six months of 2015; an intense focus on providing high-touch client service; and a new full array of treasury management products that support core deposit growth.

Average rates paid on interest-bearing deposits were 54 basis points and 30 basis points for the second quarters of 2015 and 2014, respectively. The increase in the average rate paid on deposits was principally due to competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth.

For the second quarters of 2015 and 2014, average borrowings totaled $146.4 million and $93.2 million, respectively, increasing $53.3 million when compared to the same period of 2014. The increase was due to periodic increased short-term borrowings to fund loan growth ahead of deposit growth.

Interest income on earning assets, on a fully tax-equivalent basis increased by $10.6 million or 29.5 percent for the first six months of 2015 compared to the same period in 2014. For the six months ended June 30, 2015 average earning assets increased $752.9 million from $2.07 billion for the same period in 2014. For the six months ended June 30, 2015 the average commercial portfolio increased $200.1 million or 144.7 percent from the same period in 2014. This increase was due to the addition in 2014 and the first half of 2015 of highly regarded bankers with industry and capital markets expertise. For the six months ended June 30, 2015 the average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $515.9 million from $1.05 billion in the same period in 2014. The increase was attributable to the addition of seasoned banking professionals over the course of 2014; a more concerted focus on the client service aspect of the lending process; more of a focus on New Jersey markets; and a focus on New York City multifamily markets continuing through 2014 and into the first half of 2015. The increase was also due to demand from borrowers looking to refinance multifamily and other commercial mortgages held by other institutions.

For the six months ended June 30, 2015 and 2014, the average rates earned on earning assets was 3.28 percent and 3.46 percent, respectively, a decrease of 18 basis points. The decline in the average rates on earning assets was partially due to the maintenance of much larger average interest earning deposit/cash balances as well as larger balances of liquid investment securities, as the Company has decided to maintain greater liquidity on its balance sheet, in light of its growth. The decline in the average rate was also affected by the continued effect of low market yields, as well as competitive pressures in attracting new loans and deposits.

Index

For the six months ended June 30, 2015 total average non-brokered deposits grew by $629.8 million from $1.51 billion for the same 2014 period. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including reciprocal funds discussed on the next page) of $428. 8 million for the first half of 2015 when compared to the same period in 2014 has come from the addition of seasoned banking professionals over the course of 2014 and the first six months of 2015; an intense focus on providing high-touch client service; and a new full array of treasury management products that support core deposit growth.

Average rates paid on interest-bearing deposits for the six months ended June 30, 2015 were 49 basis points compared to 28 basis points for the same period in 2014. The increase in the average rate paid on deposits was principally due to competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth.

Average borrowings increased by $23.8 million to $128.1 million for the six months ended June 30, 2015 when compared to the same 2014 period. The increase was due to periodic increased short-term borrowings to fund loan growth ahead of deposit growth.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM program is considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. Reciprocal balances totaled $224.7 million at June 30, 2015, $192.1 million at December 31, 2014 and $91.7 million at June 30, 2014.

Index

OTHER INCOME: The following table presents the major components of other income, excluding income from wealth management, which is summarized and discussed subsequently:

	Three Months Ended June 30,		Change
(In thousands)	2015	2014	2015 vs 2014

Service charges and fees	$837	$708	$129
Gain on sale of loans (mortgage banking)	161	112	49
Gain on sale of loans	—	176	(176)
Bank owned life insurance	248	276	(28)
Securities gains	176	79	97
Other income	545	117	428
Total other income	$1,967	$1,468	$499

	Six Months Ended June 30,		Change
(In thousands)	2015	2014	2015 vs 2014

Service charges and fees	$1,642	$1,402	$240
Gain on sale of loans (mortgage banking)	309	224	85
Gain on sale of loans	—	176	(176)
Bank owned life insurance	785	542	243
Securities gains	444	176	268
Other income	638	189	449
Total other income	$3,818	$2,709	$1,109

Service charges and fees for the three and six months ended June 30, 2015 reflected improvement compared to the same periods last year, partially due to increased income associated with a new set of checking products put in place in the middle of 2014.

For the three and six months ended June 30, 2015, income from the sale of newly originated residential mortgage loans reflected improvement when compared to the same prior year periods. The volume of loans originated for sale were greater in the 2015 periods compared to the 2014 period.

For the three months ended June 30, 2015, the Company recorded $248 thousand of Bank owned life insurance (BOLI) income as compared to $276 thousand for the same three months in 2014. BOLI income of $785 thousand for the six months ended June 30, 2015 was $243 thousand higher when compared to the $542 thousand for the same period last year. The six months ended June 30, 2015 included $280 thousand additional income related to a net life insurance death benefit under its BOLI policies.

Securities gains were $176 thousand for the June 2015 quarter compared to $79 thousand for the June 2014 quarter. Securities gains were $444 thousand for the six months ended June 30, 2015 compared to $176 thousand for the same 2014 period. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk.

Other income of $545 thousand for the June 2015 quarter was $428 thousand higher than the June 2014 quarter. For the six months ended June 30, 2015, other income of $638 thousand was $449 thousand higher than the same six months in 2014. The June 2015 quarter included $373 thousand of fee income related to the Company’s loan level / back-to-back swap program, which was implemented during the June 2015 quarter. The program utilizes mirror interest rate swaps, one directly with the commercial loan customer and one directly with a well-established counterparty. This enables a commercial loan customer to benefit from a fixed rate loan, while the Company records a floating rate loan. The program provides enhanced interest rate risk management, as well as the potential for fee income for the Company. While the Company cannot predict the amount of fee income that may be recognized each period, this program will be a part of ongoing operations.

Index

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended June 30,		Change
(In thousands)	2015	2014	2015 vs 2014
Salaries and employee benefits	$9,872	$9,089	$783
Premises and equipment	2,778	2,334	444
Other Operating Expenses:
FDIC assessment	431	303	128
Wealth management division
other expense	512	453	59
Professional and legal fees	583	519	64
Loan expense	76	124	(48)
Telephone	231	236	(5)
Advertising	316	138	178
Postage	88	93	(5)
Provision for ORE losses	—	300	(300)
Amortization of intangibles	21	—	21
Other operating expenses	1,358	1,341	17
Total operating expenses	$16,266	$14,930	$1,336

	Six Months Ended June 30,		Change
(In thousands)	2015	2014	2015 vs 2014
Salaries and employee benefits	$19,297	$17,937	$1,360
Premises and equipment	5,394	4,772	622
Other Operating Expenses:
FDIC assessment	913	579	334
Wealth management division
other expense	1,133	999	134
Professional and legal fees	1,351	970	381
Loan expense	189	224	(35)
Telephone	454	463	(9)
Advertising	464	206	258
Postage	192	195	(3)
Provision for ORE losses	—	400	(400)
Amortization of intangibles	21	—	21
Other operating expenses	2,626	2,524	102
Total operating expenses	$32,034	$29,269	$2,765

The Company’s total operating expenses were $16.3 million for the quarter ended June 30, 2015 compared to $14.9 million in the same 2014 quarter, reflecting a net increase of $1.3 million or 9 percent. The Company’s total operating expenses were $32.0 million for the six months ended June 30, 2015 compared to $29.3 million in the same 2014 period, reflecting a net increase of $2.8 million or 9 percent. Salary and benefits expense increased in the 2015 periods compared to the same periods in 2014. In addition to normal salary increases and increased bonus/incentive accrual, the increase is largely due to the Company’s growth and its strategic hiring in line with the Company’s Strategic Plan, including private bankers, commercial bankers, wealth advisors, risk management professionals and various support staff. Also contributing to the increase is the acquisition of a wealth management company, which occurred in the second quarter of 2015.

Premises and equipment expense increased in the 2015 periods when compared to the same periods last year. The increases were consistent with the Company’s continued growth.

Other expenses for the June 2015 periods increased when compared to the same 2014 periods. The current 2015 periods included: increased FDIC insurance expense due to the Company’s growth, and increased wealth management division expenses due to growth in that business coupled with the acquisition of a wealth management company. Also, 2015 advertising/marketing expenses increased when compared to 2014 largely due to the roll out of our brand awareness campaign. Professional fees also increased in 2015 associated with the Company’s growth and the acquisition of a wealth management company.

Index

Expense increases were generally planned and expected, and continue to track to the Strategic Plan. It is expected that the trend of higher operating expenses will continue into 2015, as the Company brings on additional revenue producers, and continues to invest in infrastructure, in line with the Plan. Further, it is generally expected that revenue and profitability related to new revenue producers will lag those expenses by several quarters. It is important to note, however, that revenue growth has outpaced expense growth considerably.

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

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the quarters ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Change
(In thousands)	2015	2014	2015 v 2014

Total fee income	$4,532	$4,005	$527
Salaries and benefits (1)	2,042	1,288	754

Other operating expense (1)	1,384	1,292	92

(1)	Expenses are included in the Operating Expenses discussion above.

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,		Change
(In thousands)	2015	2014	2015 v 2014

Total fee income	$8,563	$7,759	$804
Salaries and benefits (1)	3,927	3,121	806

Other operating expense (1)	2,847	2,661	186

Assets under administration
(market value)	$3,445,939	$2,843,310	$602,629

(1)	Expenses are included in the Operating Expenses discussion above.

Index

In the June 2015 quarter, the Private Wealth Management Division generated $4.53 million in fee income compared to $4.01 million for the June 2014 quarter, reflecting a 13 percent increase. For the six months ended June 30, 2015, the Private Wealth Management Division generated $8.56 million in fee income compared to $7.76 million for the same period in 2014, reflecting a 10 percent increase. The market value of the assets under administration (AUA) of the wealth management division was $3.45 billion at June 30, 2015, up approximately 21 percent from $2.84 billion at June 30, 2014. The growth in fee income and AUA was due to the combination of the acquisition of a wealth management company in early May 2015, as well as new business and market appreciation.

The Company continues to incorporate wealth into every conversation it has with all of the Company’s clients, across all business lines. The Company has expanded its wealth management team and will continue to grow its team and expand its products, services, and advice delivered to clients.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Private Wealth Management Division, operating expenses relative to the Private Wealth Management Division totaled $3.3 million and $2.6 million for the second quarters of 2015 and 2014, respectively, an increase of $768 thousand, or 30 percent. Operating expenses relative to the Private Wealth Management Division totaled $6.8 million and $5.8 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $992 thousand, or 17 percent. Increased expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel. Revenue and profitability related to the new personnel will generally lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated (in thousands):

	As of
	June 30,	March 31,	Dec 31,	Sept. 30,	June 30,
	2015	2015	2014	2014	2014
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	7,111	6,335	6,850	8,790	6,536
Other real estate owned	956	1,103	1,324	949	1,036
Total nonperforming assets	$8,067	$7,438	$8,174	$9,739	$7,572

Accruing TDR’s	$13,695	$13,561	$13,601	$13,045	$12,730

Loans past due 30 through 89
days and still accruing	$1,744	$2,481	$1,755	$2,278	$1,536

Classified loans	$38,676	$38,450	$35,809	$34,752	$34,929

Impaired loans	$20,806	$19,896	$20,451	$21,834	$19,813

Nonperforming loans as a % of
total loans	0.26%	0.26%	0.30%	0.43%	0.35%
Nonperforming assets as a % of
total assets	0.26%	0.26%	0.30%	0.39%	0.32%
Nonperforming assets as a % of
total loans plus other real
estate owned	0.29%	0.30%	0.36%	0.48%	0.40%

The Company does not hold and has not made or invested in subprime loans or “Alt-A” type mortgages.

Index

PROVISION FOR LOAN LOSSES: The provision for loan losses was $2.2 million for the second quarter of 2015 and $1.2 million for the same quarter of 2014. For the six months ended June 30, 2015 and 2014 the provision for loan losses was $3.6 million and $2.5 million, respectively. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $2.2 million in the second quarter of 2015 was primarily related to loan growth experienced by the Company, as well as greater qualitative factor allocations of the allowance to commercial and commercial real estate loans. Originations of commercial and commercial real estate loans have increased and are expected to become a greater percentage of our balance sheet in the future. In the second quarter of 2015, Management reevaluated the qualitative factors for these loan types and as a result of the evaluation, increased the allocations. In addition, the multifamily portfolio is more seasoned and the Company has reduced concentration risk by participating out more multifamily loans. Management reduced the qualitative factor allocations of the allowance for multifamily loans in the second quarter of 2015.

The overall allowance for loan losses was $23.0 million as of June 30, 2015 compared to $19.5 million at December 31, 2014. As a percentage of loans, the allowance for loan losses was 0.84 percent as of June 30, 2015 and 0.87 percent as of December 31, 2014. The specific reserves on impaired loans have increased to $1.1 million at June 30, 2015 compared to $957 thousand as of December 31, 2014. Total impaired loans were $20.8 million and $20.5 million as of June 30, 2015 and December 31, 2014, respectively. The general component of the allowance increased from $18.5 million at December 31, 2014 to $21.9 million at June 30, 2015. As a percentage of non-impaired loans, the general reserve declined three basis points to 0.80 percent at June 30, 2015 from 0.83 percent at December 31, 2014. Although the Company has experienced loan growth, growth in less risky loans, such as commercial mortgage loans secured by multifamily properties, has been greater than other loans that carry higher general reserves.

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands)	2015	2015	2014	2014	2014
Allowance for loan losses:
Beginning of period	$20,816	$19,480	$18,299	$17,204	$16,587
Provision for loan losses	2,200	1,350	1,250	1,150	1,150
Charge-offs, net	(47)	(14)	(69)	(55)	(533)
End of period	$22,969	$20,816	$19,480	$18,299	$17,204

Allowance for loan losses as
a % of total loans	0.84%	0.85%	0.87%	0.90%	0.92%
Allowance for loan losses as
a % of nonperforming loans	323.01%	328.59%	284.38%	208.18%	263.22%

INCOME TAXES: For the second quarters of 2015 and 2014, income tax expense as a percentage of pre-tax income was 37 and 40 percent respectively. For the six months ended June 30, 2015 and 2014, income tax expense as a percentage of pre-tax income was 39 percent for both periods.

Index

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

Capital for the quarter ended June 30, 2015 was benefitted by net income of $5.2 million and by $1.7 million of voluntary share purchases in the Dividend Reinvestment Plan. Capital for the six months ended June 30, 2015 was benefitted by net income of $10.2 million and by $3.9 million of voluntary share purchases in the Dividend Reinvestment Plan.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At June 30, 2015 and 2014, the Bank maintained capital levels which met or exceeded the levels required to be considered well capitalized under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well
			Capitalized Under		For Capital
			Prompt Corrective		Adequacy
	Actual		Action Provisions		Purposes
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Total capital (to risk-weighted assets)	$265,780	13.00%	$204,483	10.00%	$163,587	8.00%

Tier I capital (to risk-weighted assets)	242,811	11.87	163,587	8.00	122,690	6.00

Common equity tier I (to risk-weighted assets)	242,811	11.87	132,914	6.50	92,017	4.50

Tier I capital (to average assets)	242,811	8.08	150,212	5.00	120,169	4.00

As of December 31, 2014:
Total capital (to risk-weighted assets)	$250,112	14.96%	$167,160	10.00%	$133,728	8.00%

Tier I capital (to risk-weighted assets)	230,632	13.80	100,296	6.00	66,864	4.00

Common equity tier I (to risk-weighted assets)	N/A	N/A	N/A	N/A	N/A	N/A

Tier I capital (to average assets)	230,632	8.74	131,895	5.00	105,516	4.00

Index

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well
			Capitalized Under				For Capital
			Prompt Corrective				Adequacy
	Actual		Action Provisions				Purposes
(In thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio
As of June 30, 2015:
Total capital (to risk-weighted assets)	$277,706	13.58%	$	N/A	N/A	%	$163,612	8.00%

Tier I capital (to risk-weighted assets)	254,737	12.46		N/A	N/A		122,709	6.00

Common equity tier I (to risk-weighted assets)	254,737	12.46		N/A	N/A		92,032	4.50

Tier I capital (to average assets)	254,737	8.48		N/A	N/A		120,180	4.00

As of December 31, 2014:
Total capital (to risk-weighted assets)	$259,918	15.55%	$	N/A	N/A	%	$133,745	8.00%

Tier I capital (to risk-weighted assets)	240,439	14.38		N/A	N/A		66,873	4.00

Common equity tier I (to risk-weighted assets)	N/A	N/A		N/A	N/A		N/A	N/A

Tier I capital (to average assets)	240,439	9.11		N/A	N/A		105,544	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Beginning with the August 19, 2015 dividend payment, shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock. The Reinvestment Plan provided $1.7 million of capital to the Company in the second quarter 2015. The Plan is a continuing source of future capital.

As previously announced, on July 22, 2015, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 19, 2015 to shareholders of record on August 5, 2015.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $38.7 million at June 30, 2015. In addition, the Company had $245.9 million in securities designated as available for sale at June 30, 2015. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

Index

A further source of liquidity is borrowing capacity. At June 30, 2015, unused borrowing commitments totaled $764.3 million from the FHLB, $117.6 million from the Federal Reserve Bank and $22.0 million from correspondent banks.

Loan growth of $491.7 million in the first six months of 2015 was funded by customer deposit growth of $297.5 million, investment securities principal reductions and sales of $91.2 million, capital growth of $16 million, and various other deposits and borrowings. Customer deposit growth for the period was less than loan growth for the period; however, the deposit pipeline as of June 30, 2015 was very robust, and much of that pipeline funded throughout July, significantly reducing the June 30th overnight borrowing position.

Brokered interest-bearing demand (“overnight”) deposits continue to be maintained as an additional source of liquidity. The interest rate paid on these deposits allows the Bank to engage in interest rate swaps to hedge the asset-liability rate risk. These deposits increased to $293.0 million at June 30, 2015. The Company ensures ample available collateralized liquidity as a backup to these short term brokered deposits.

From a liquidity/funding perspective, such brokered deposits, at a cost of approximately 25 to 30 basis points, are generally a more cost effective alternative than other borrowings and do not require use of pledged collateral, as secured wholesale borrowings do. From a balance sheet management perspective, the rate paid on these short term brokered deposits is used as the basis to transact longer term interest rate swaps, basically extending repricing generally to five years for asset matching / interest rate risk management purposes. As of June 30, 2015, the Company has transacted pay fixed, receive floating interest rate swaps totaling $150.0 million notional amount.

Certificates of deposit have also been utilized more extensively in 2015 compared to prior periods. The majority of these deposits have been longer term and have generally been transacted as part of the Company’s interest rate risk management. These certificates of deposit are also a more cost effective alternative than other borrowings.

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

Index

The following strategies are among those used to manage interest rate risk:

•	Actively market commercial and industrial (C&I) loan originations, which tend to have adjustable rate features, and which generate customer relationships that can result in higher core deposit accounts;

•	Actively market commercial mortgage loan originations, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in higher core deposit accounts;

•	Manage growth in the residential mortgage portfolio to adjustable-rate and/or shorter-term and/or “relationship” loans that result in core deposit relationships;

•	Actively market core deposit relationships, which are generally longer duration liabilities;

•	Utilize medium to longer term certificates of deposit, wholesale borrowings and/or brokered deposits to extend liability duration;

•	Utilize interest rate swaps to extend liability duration;

•	Utilize a Loan Level / Back to Back Interest Rate Swap program, which converts a borrower’s fixed rate loan to adjustable rate for the Company;

•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;

•	Maintain adequate levels of capital; and

•	Utilize loan sales and/or loan participations.

During the second quarter of 2015, the Company transacted an additional $50 million in notional value of interest rate swaps, bringing the total notional value to $150 million as of June 30, 2015. The swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis and correlation analysis, daily mark-to-market and collateral posting as required. The Board is advised of all swap activity. As of June 30, 2015, the Company had executed receiving floating and paying fixed swaps with a notional value of $150 million.

In addition, during the second quarter of 2015, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes with a third party a swap, the terms of which fully offset the fixed exposure and result in a final floating rate exposure for the Company. As of June 30, 2015, $27.3 million of notional value in swaps were executed and outstanding with borrowers.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of June 30, 2015. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of June 30, 2015.

Index

In an immediate and sustained 200 basis point increase in market rates at June 30, 2015, net interest income for year 1 would decline approximately 5.5 percent, when compared to a flat interest rate scenario. In year 2 this sensitivity improves to an increase of 1.1 percent, when compared to a flat interest rate scenario. The sensitivity is positive for year 2 and beyond.

In an immediate and sustained 100 basis point decrease in market rates at June 30, 2015, net interest income would decline approximately 3.8 percent for year 1 and 6.9 percent for year 2, compared to a flat interest rate scenario.

Growth in medium and longer term CDs and transacting additional pay fixed/receive floating interest rate swaps, has benefitted the Company’s interest rate risk position in 2015.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at June 30, 2015.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$292,599	$(41,819)	(12.50)%	10.07%	(76.1)
+100	318,362	(16,056)	(4.80)	10.62	(21.1)
Flat interest rates	334,418	—	—	10.83	—
-100	340,704	6,286	1.88	10.77	(6.2)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2015).

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

Index

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2015 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 7, 2015	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: August 7, 2015	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President, Chief Financial Officer
and Chief Accounting Officer