Form 10-Q
period 2015-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2015-11-09
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2015

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

Number of shares of Common Stock outstanding as of October 30, 2015:

15,808,875

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Index

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except share data)

	(unaudited)	(audited)
	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$10,695	$6,621
Federal funds sold	101	101
Interest-earning deposits	65,402	24,485
Total cash and cash equivalents	76,198	31,207

Securities available for sale	220,930	332,652
FHLB and FRB stock, at cost	11,737	11,593
Loans held for sale, at fair value	501	839
Loans held for sale, at lower of cost or fair value	27,023	—
Loans	2,855,227	2,250,267
Less: Allowance for loan losses	24,374	19,480
Net loans	2,830,853	2,230,787

Premises and equipment	31,310	32,258
Other real estate owned	330	1,324
Accrued interest receivable	6,839	5,371
Bank owned life insurance	32,727	32,634
Deferred tax assets, net	14,613	10,491
Other assets	15,902	13,241
TOTAL ASSETS	$3,268,963	$2,702,397
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$399,200	$366,371
Interest-bearing deposits:
Interest-bearing deposits checking	829,970	600,889
Savings	117,665	112,878
Money market accounts	792,685	700,069
Certificates of deposit - Retail	411,335	198,819
Subtotal deposits	2,550,855	1,979,026
Interest-bearing demand – Brokered	243,000	188,000
Certificates of deposit - Brokered	93,690	131,667
Total deposits	2,887,545	2,298,693
Overnight borrowings with Federal Home Loan Bank	—	54,600
Federal Home Loan Bank advances	83,692	83,692
Capital lease obligation	10,350	10,712
Accrued expenses and other liabilities	19,448	12,433
Due to brokers, securities settlements	1,528	—
TOTAL LIABILITIES	3,002,563	2,460,130
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;
liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized
21,000,000 shares; issued shares, 16,213,993 at September 30, 2015 and
15,563,895 at December 31, 2014; outstanding shares, 15,805,815 at
September 30, 2015 and 15,155,717 at December 31, 2014	13,497	12,954
Surplus	207,788	195,829
Treasury stock at cost, 408,178 shares at September 30, 2015 and
December 31, 2014	(8,988)	(8,988)
Retained earnings	54,570	41,251
Accumulated other comprehensive(loss)/ income, net of income tax	(467)	1,221
TOTAL SHAREHOLDERS’ EQUITY	266,400	242,267
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$3,268,963	$2,702,397

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fee on loans	$24,663	$17,969	$68,274	$51,059
Interest on securities available for sale:
Taxable	959	960	3,178	2,998
Tax-exempt	128	162	395	555
Interest on loans held for sale	10	10	44	35
Interest-earning deposits	46	109	128	142
Total interest income	25,806	19,210	72,019	54,789
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	919	677	2,546	1,620
Interest on certificates of deposit	1,296	357	3,010	1,081
Interest on borrowed funds	399	377	1,219	1,149
Interest on capital lease obligation	125	117	379	354
Subtotal - interest expense	2,739	1,528	7,154	4,204
Interest-bearing demand – brokered	857	84	1,700	198
Interest on certificates of deposits – brokered	504	550	1,532	845
Total Interest expense	4,100	2,162	10,386	5,247
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	21,706	17,048	61,633	49,542
Provision for loan losses	1,600	1,150	5,150	3,625
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	20,106	15,898	56,483	45,917
OTHER INCOME
Wealth management fee income	4,169	3,661	12,732	11,420
Service charges and fees	832	829	2,474	2,231
Bank owned life insurance	260	276	1,045	818
Gain on loans held for sale at fair value (Mortgage banking)	102	87	411	310
Gain on loans held for sale at lower of cost or fair value	—	(7)	—	169
Other income	164	167	802	356
Securities gains, net	83	39	527	216
Total other income	5,610	5,052	17,991	15,520
OPERATING EXPENSES
Salaries and employee benefits	10,322	9,116	29,619	27,053
Premises and equipment	2,785	2,564	8,179	7,336
Other operating expense	3,792	3,013	11,135	9,573
Total operating expenses	16,899	14,693	48,933	43,962
INCOME BEFORE INCOME TAX EXPENSE	8,817	6,257	25,541	17,475
Income tax expense	3,434	2,393	9,912	6,797
NET INCOME	$5,383	$3,864	$15,629	$10,678

EARNINGS PER SHARE
Basic	$0.35	$0.33	$1.04	$0.91
Diluted	$0.35	$0.32	$1.02	$0.90
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	15,253,009	11,841,777	15,083,006	11,723,873
Diluted	15,435,939	11,956,356	15,293,747	11,833,507

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$5,383	$3,864	$15,629	$10,678
Other comprehensive income:
Unrealized gains/(losses) on available for sale
securities:
Unrealized holding gains/(losses) arising
during the period	751	(477)	849	1,972
Less: Reclassification adjustment for net gains
included in net income	83	39	527	216
	668	(516)	322	1,756
Tax effect	(252)	190	(111)	(675)
Net of tax	416	(326)	211	1,081

Unrealized loss on cash flow hedges:
Unrealized holding loss	(2,849)	—	(3,210)	—
Reclassification adjustment for losses included in
net income	—	—	—	—
	(2,849)	—	(3,210)	—
Tax effect	1,163	—	1,311	—
Net of tax	(1,686)	—	(1,899)	—

Total other comprehensive (loss)/income	(1,270)	(326)	(1,688)	1,081

Total comprehensive income	$4,113	$3,538	$13,941	$11,759

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Nine Months Ended September 30, 2015

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total

Balance at January 1, 2015
15,155,717 common shares
outstanding	$12,954	$195,829	$(8,988)	$41,251	$1,221	$242,267
Net income				15,629		15,629
Other comprehensive loss					(1,688)	(1,688)
Issuance of restricted stock, net
of forfeitures,157,567 shares	134	(134)				—
Vesting of restricted stock, 2,565
shares	(5)	(49)				(54)
Amortization of restricted stock		1,734				1,734
Cash dividends declared on
common stock
($0.15 per share)				(2,310)		(2,310)
Common stock option expense		175				175
Common stock options
exercised and related tax
benefits,14,388 shares	12	169				181
Common stock options
swap and related tax benefits,
7,506 shares	(5)	(147)				(152)
Sales of shares (Dividend
Reinvestment Program),
416,040 shares	347	7,777				8,124
Issuance of shares for
Employee Stock Purchase
Plan, 24,258 shares	20	474				494
Issuance of common stock
for acquisition, 47,916
shares	40	960				1,000
Issuance of warrants		1,000				1,000
Balance at September 30, 2015
15,805,815 common shares
outstanding	$13,497	$207,788	$(8,988)	$54,570	$(467)	$266,400

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$15,629	$10,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,408	2,205
Amortization of premium and accretion of discount on securities, net	1,337	1,085
Amortization of restricted stock	1,734	1,156
Provision of loan losses	5,150	3,625
Provision for OREO losses	250	400
Provision for deferred taxes	(2,922)	(2,574)
Stock-based compensation, including ESPP	252	177
Gains on securities, available for sale	(527)	(216)
Loans originated for sale at fair value	(26,495)	(20,267)
Proceeds from sales of loans at fair value	27,244	22,227
Gains on loans held for sale at fair value	(411)	(310)
Net gains on loans held for sale at lower of cost or fair value	—	(169)
Losses/(gains) on sale of other real estate owned	—	(139)
Losses/(gains) on disposal of fixed assets	15	(9)
Gain on death benefit	(285)	—
Increase in cash surrender value of life insurance, net	(485)	(566)
Increase in accrued interest receivable	(1,468)	(1,040)
Decrease in other assets	1,466	4,651
Decrease in accrued expenses, capital lease obligations
and other liabilities	2,043	1,706
NET CASH PROVIDED BY OPERATING ACTIVITIES	24,935	22,620
INVESTING ACTIVITIES:
Maturities of securities available for sale	58,098	49,115
Redemptions for FHLB & FRB stock	44,568	24,290
Call of securities available for sale	14,880	4,000
Sales of securities available for sale	46,254	27,416
Purchase of securities available for sale	(6,474)	(63,811)
Purchase of FHLB & FRB stock	(44,712)	(23,380)
Proceeds from sales of loans held for sale at lower of cost or fair value	—	68,025
Net increase in loans	(632,239)	(535.510)
Sales of other real estate owned	744	1,100
Purchase of premises and equipment	(1,475)	(2,813)
Disposal of premises and equipment	—	14
Acquisition of a wealth management company	(800)	—
Proceeds from death benefit	677	—
NET CASH USED IN INVESTING ACTIVITIES	(520,479)	(451,554)
FINANCING ACTIVITIES:
Net increase in deposits	588,852	556,169
Net decrease in overnight borrowings se in overnight borrowings	(54,600)	(54,900)
Net increase in other borrowings	—	9,000
Cash dividends paid on common stock	(2,310)	(1,800)
Exercise of Stock Options, net of stock swap	29	155
Restricted stock tax expense	(54)	—
Sales of shares (DRIP Program)	8,124	5,914
Purchase of shares for Profit Sharing Plan	494	70
NET CASH PROVIDED BY FINANCING ACTIVITIES	540,535	514,608
Net increase in cash and cash equivalents	44,991	85,674
Cash and cash equivalents at beginning of period	31,207	35,147
Cash and cash equivalents at end of period	$76,198	$120,821

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2014 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation’s financial position as of September 30, 2015 and the results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014, and shareholders’ equity and cash flow statements for the nine months ended September 30, 2015 and 2014.

Principles of Consolidation and Organization: The Corporation considers that all adjustments necessary for a fair presentation of the statement of the financial position and results of operations in accordance with U.S. generally accepted accounting principles for these periods have been made. Results for such interim periods are not necessarily indicative of results for a full year.

The consolidated financial statements of the Corporation are prepared on the accrual basis and include the accounts of the Corporation and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware and Peapack-Gladstone Mortgage Group, Inc. and Peapack-Gladstone Mortgage Group’s wholly-owned subsidiary, PG Investment Company of Delaware, Inc. and its wholly-owned subsidiary, Peapack-Gladstone Realty Inc., a New Jersey Real Estate Investment Company. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. For special mention and substandard loans that are graded as non-impaired, the Company allocates a higher general reserve percentage then pass-rated loans through utilization of a multiple, which is calculated annually through a migration analysis. At September 30, 2015 and December 31, 2014, the multiple was 5 times for non-impaired substandard loans and 2.5 times for non-impaired special mention loans.

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

Multifamily and Commercial Real Estate Loans. The Bank provides mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) and other commercial real estate that is either owner occupied or managed as an investment property within or near its market area, including New York City. Commercial real estate properties primarily include office and medical buildings, retail space, and warehouse or flex space. Some properties are considered “mixed use” as they are a combination of building types, such as an apartment building that may also have retail space. Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on borrowers and their ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment and general commercial assets. Commercial and industrial loans are typically repaid first by the cash flow generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flow. Factors that may influence a business’s profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often uncertain.

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

Consumer and Other. These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This segment also represents all other loans that cannot be categorized in any of the previous mentioned loan segments.

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

Index

For the three months ended September 30, 2015 and 2014, the Company recorded total compensation cost for stock options of $54 thousand and $53 thousand respectively, with a recognized tax benefit of $7 thousand and $5 thousand for the quarters ended September 30, 2015 and 2014, respectively. The Company recorded total compensation cost for stock options for the nine months ended September 30, 2015 and 2014, of $175 thousand and $159 thousand, respectively, with a recognized tax benefit of $19 thousand for the nine months ended September 30, 2015 and $15 thousand for the nine months ended September 30, 2014. There was approximately $171 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans at September 30, 2015. That cost is expected to be recognized over a weighted average period of 0.66 years.

For the Company’s stock option plans, changes in options outstanding during the nine months ended September 30, 2015 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2015	345,189	$17.38
Granted during 2015	—	—
Exercised during 2015	(14,388)	12.60
Expired during 2015	(45,419)	18.48
Forfeited during 2015	(8,314)	14.53
Balance, September 30, 2015	277,068	17.13	4.72 years	$1,120
Vested and expected to vest (1)	263,809	17.33	4.72 years	$1,013
Exercisable at September 30, 2015	227,961	17.86	4.28 years	$104

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2015 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on September 30, 2015 was $21.17.

There were no stock options granted in the three and nine months ended September 30, 2015. For the third quarter and nine months ended September 30, 2014, the per share weighted-average fair value of stock options granted was $7.77 using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2014

Dividend Yield	1.13%	1.02%
Expected volatility	40%	40%
Expected life	7 years	7 years
Risk-free interest rate	2.19%	2.18%

The Company did not issue any restricted or performance stock awards in the third quarter of 2015. As of September 30, 2015, there was $6.2 million of total unrecognized compensation cost related to nonvested shares, which is expected to vest over 4.3 years.

Index

Changes in nonvested shares dependent on performance criteria for the nine months ended September 30, 2015 were as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	92,767	$18.12
Granted during 2015	—	—
Vested during 2015	—	—
Forfeited during 2015	—	—
Balance, September 30, 2015	92,767	$18.12

Changes in nonvested shares not dependent on performance criteria for the nine months ended September 30, 2015 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	252,328	$17.34
Granted during 2015	160,764	20.94
Vested during 2015	(67,350)	16.37
Forfeited during 2015	(3,197)	20.33
Balance, September 30, 2015	342,545	$19.19

For the three months ended September 30, 2015 and 2014, the Company recorded total compensation cost for stock awards of $636 thousand and $435 thousand respectively.

For the nine months ended September 30, 2015 and 2014, the Company recorded total compensation cost for stock awards of $1.7 million and $1.2 million respectively.

Employee Stock Purchase Plan: On April 22, 2014, the shareholders of Peapack-Gladstone Financial Corporation approved the Peapack-Gladstone Financial Corporation 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for the granting of purchase rights of up to 150,000 shares of Company common stock. Subject to certain eligibility requirements and restrictions, the ESPP allows employees to purchase shares during four three-month offering periods. Each participant in the offering period is granted an option to purchase a number of shares and may contribute between 1% and 15% of their compensation. Purchases under the ESPP will be made on the last trading day of each offering period, and the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the offering period by the applicable purchase price. The purchase price is an amount equal to 85% of the closing market price of a share of Company common stock on the purchase date. Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the offering period without penalty.

For the three months ended September 30, 2015, the Company recorded $26 thousand of share based compensation expense related to the ESPP. Total shares issued under the ESPP during the third quarter of 2015 were 8,799 shares. For the nine months ended September 30, 2015, the Company recorded $77 thousand of share based compensation expense related to the ESPP. Total shares issued under the ESPP for the nine months ended September 30, 2015 were 24,258 shares.

Index

Earnings per share – Basic and Diluted: The following is a reconciliation of the calculation of basic and diluted earnings per share. Basic net income per share is calculated by dividing net income available to shareholders by the weighted average shares outstanding during the reporting period. Diluted net income per share is computed similarly to that of basic net income per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all shares underlying potentially dilutive stock options were issued, restricted stock or stock warrants would vest during the reporting period utilizing the Treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2015	2014	2015	2014

Net income to common shareholders	$5,383	$3,864	$15,629	$10,678

Basic weighted-average common shares outstanding	15,253,009	11,841,777	15,083,006	11,723,873
Plus: common stock equivalents	182,930	114,579	210,741	109,634
Diluted weighted-average common shares outstanding	15,435,939	11,956,356	15,293,747	11,833,507
Net income per common share
Basic	$0.35	$0.33	$1.04	$0.91
Diluted	0.35	0.32	1.02	0.90

Stock options totaling 85,083 and 178,149 shares were not included in the computation of diluted earnings per share in the third quarters of 2015 and 2014, respectively, because they were considered antidilutive. Stock options and stock warrants totaling 174,662 and 191,945 shares were not included in the computation of diluted earnings per share in the nine months ended September 30, 2015 and 2014, respectively, because they were considered antidilutive.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2012 or by New Jersey tax authorities for years prior to 2011.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Index

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of September 30, 2015 and December 31, 2014 follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$4,832	$14	$—	$4,846
Mortgage-backed securities – residential	170,465	2,379	(63)	172,781
Small business administration
pool securities	7,717	—	(74)	7,643
State and political subdivisions	29,438	475	—	29,913
Single-issuer trust preferred security	2,999	—	(224)	2,775
CRA investment	3,000	—	(28)	2,972
Total	$218,451	$2,868	$(389)	$220,930

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$35,664	$55	$(49)	$35,670
Mortgage-backed securities – residential	239,975	2,725	(411)	242,289
Small business administration
pool securities	8,015	—	(71)	7,944
State and political subdivisions	40,842	553	(1)	41,394
Single-issuer trust preferred security	2,999	—	(599)	2,400
CRA investment	3,000	—	(45)	2,955
Total	$330,495	$3,333	$(1,176)	$332,652

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed
securities-residential	$3,770	$(20)	$9,648	$(43)	$13,418	$(63)
Small business
administration
pool securities	2,845	(12)	4,798	(62)	7,643	(74)
Single-issuer trust
preferred security	—	—	2,775	(224)	2,775	(224)
CRA investment fund	—	—	2,972	(28)	2,972	(28)
Total	$6,615	$(32)	$20,193	$(357)	$26,808	$(389)

Index

	December 31, 2014
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$19,119	$(20)	$2,963	$(29)	$22,082	$(49)
Mortgage-backed
securities-residential	65,368	(191)	20,428	(220)	85,796	(411)
Small business
administration
pool securities	7,944	(71)	—	—	7,944	(71)
State and political
subdivisions	505	(1)	—	—	505	(1)
Single-issuer trust
Preferred security	—	—	2,400	(599)	2,400	(599)
CRA investment fund	—	—	2,955	(45)	2,955	(45)
Total	$92,936	$(283)	$28,746	$(893)	$121,682	$(1,176)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of September 30, 2015, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in unrealized loss position were determined to be other-than-temporarily impaired.

At September 30, 2015, the unrealized loss on the single-issuer trust preferred security of $224 thousand was related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at September 30, 2015.

3. LOANS

Loans outstanding, by general ledger classification, as of September 30, 2015 and December 31, 2014, consisted of the following:

		% of		% of
	September 30,	Totals	December 31,	Total
(In thousands)	2015	Loans	2014	Loans
Residential mortgage	$469,865	16.45%	$466,760	20.74%
Multifamily mortgage	1,444,334	50.59	1,080,256	48.00
Commercial mortgage	399,592	14.00	308,491	13.71
Commercial loans	456,611	15.99	308,743	13.72
Construction loans	1,409	0.05	5,998	0.27
Home equity lines of credit	50,370	1.76	50,141	2.23
Consumer loans, including fixed
rate home equity loans	32,563	1.14	28,040	1.25
Other loans	483	0.02	1,838	0.08
Total loans	$2,855,227	100.00%	$2,250,267	100.00%

Index

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of September 30, 2015 and December 31, 2014:

		% of		% of
	September 30,	Totals	December 31,	Total
(In thousands)	2015	Loans	2014	Loans
Primary residential mortgage	$481,788	16.88%	$480,149	21.37%
Home equity lines of credit	50,528	1.77	50,302	2.24
Junior lien loan on residence	11,320	0.40	11,808	0.52
Multifamily property	1,444,334	50.62	1,080,256	48.07
Owner-occupied commercial real estate	149,470	5.24	105,446	4.69
Investment commercial real estate	559,386	19.61	405,771	18.06
Commercial and industrial	122,758	4.30	81,362	3.62
Secured by farmland/agricultural
production	182	0.01	364	0.02
Commercial construction loans	150	0.01	4,715	0.21
Consumer and other loans	33,235	1.16	27,084	1.20
Total loans	$2,853,151	100.00%	$2,247,257	100.00%
Net deferred fees	2,076		3,010
Total loans including net deferred costs	$2,855,227		$2,250,267

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses (ALLL) as of September 30, 2015 and December 31, 2014:

		September 30, 2015
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential
mortgage	$8,670	$256	$473,118	$2,178	$481,788	$2,434
Home equity lines
of credit	299	44	50,229	113	50,528	157
Junior lien loan
on residence	194	—	11,126	71	11,320	71
Multifamily
property	—	—	1,444,334	9,167	1,444,334	9,167
Owner-occupied
commercial
real estate	1,301	—	148,169	2,643	149,470	2,643
Investment
commercial
real estate	11,519	63	547,867	8,109	559,386	8,172
Commercial and
industrial	241	142	122,517	1,485	122,758	1,627
Secured by
farmland and
agricultural
production	—	—	182	2	182	2
Commercial
construction	—	—	150	2	150	2
Consumer and
other	—	—	33,235	99	33,235	99
Total ALLL	$22,224	$505	$2,830,927	$23,869	$2,853,151	$24,374

Index

	December 31, 2014
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$6,500	$317	$473,649	$2,606	$480,149	$2,923
Home equity lines
of credit	210	—	50,092	156	50,302	156
Junior lien loan
on residence	164	—	11,644	109	11,808	109
Multifamily
Property	—	—	1,080,256	8,983	1,080,256	8,983
Owner-occupied
Commercial
real estate	1,674	—	103,772	1,547	105,446	1,547
Investment
commercial
real estate	11,653	489	394,118	4,262	405,771	4,751
Commercial and
Industrial	248	149	81,114	731	81,362	880
Secured by
farmland and
agricultural production
production	—	—	364	4	364	4
Commercial
construction	—	—	4,715	31	4,715	31
Consumer and
Other	2	2	27,082	94	27,084	96
Total ALLL	$20,451	$957	$2,226,806	$18,523	$2,247,257	$19,480

Impaired loans include nonaccrual loans of $7.6 million at September 30, 2015 and $6.9 million at December 31, 2014. Impaired loans also include performing TDR loans of $14.6 million at September 30, 2015 and $13.6 million at December 31, 2014. At September 30, 2015, the allowance allocated to TDR loans totaled $498 thousand of which $222 thousand was allocated to nonaccrual loans. At December 31, 2014, the allowance allocated to TDR loans totaled $892 thousand of which $204 thousand was allocated to nonaccrual loans. All accruing TDR loans were paying in accordance with restructured terms as of September 30, 2015. The Company has not committed to lend additional amounts as of September 30, 2015 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014 (The average impaired loans on the following tables represent year to date impaired loans.):

	September 30, 2015
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$8,073	$6,908	$—	$5,250
Owner-occupied commercial real estate	1,478	1,301	—	1,407
Investment commercial real estate	10,258	10,262	—	10,356
Commercial and industrial	99	99	—	132
Home equity lines of credit	204	201	—	197
Junior lien loan on residence	329	194	—	156
Consumer and other	—	—	—	1
Total loans with no related allowance	$20,441	$18,965	$—	$17,499
With related allowance recorded:
Primary residential mortgage	$1,806	$1,762	$256	$1,568
Investment commercial real estate	1,273	1,257	63	1,270
Commercial and industrial	179	142	142	146
Home equity lines of credit	98	98	44	1
Total loans with related allowance	$3,356	$3,259	$505	$2,985
Total loans individually evaluated for
impairment	$23,797	$22,224	$505	$20,484

Index

	December 31, 2014
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$5,264	$4,635	$—	$3,543
Owner-occupied commercial real estate	1,809	1,674	—	2,626
Investment commercial real estate	5,423	5,423	—	5,512
Commercial and industrial	99	99	—	155
Home equity lines of credit	210	210	—	111
Junior lien loan on residence	293	164	—	224
Consumer and other	—	—	—	14
Total loans with no related allowance	$13,098	$12,205	$—	$12,185
With related allowance recorded:
Primary residential mortgage	$2,138	$1,865	$317	$1,361
Investment commercial real estate	6,230	6,230	489	5,927
Commercial and industrial	179	149	149	249
Consumer and other	2	2	2	—
Total loans with related allowance	$8,549	$8,246	$957	$7,537
Total loans individually evaluated for
impairment	$21,647	$20,451	$957	$19,722

Interest income recognized on impaired loans for the three and nine months ended September 30, 2015 and 2014, was not material. The Company did not recognize any income on nonaccruing impaired loans for the three and nine months ended September 30, 2015 and 2014.

Loans held for sale, at lower of cost or fair value at September 30, 2015, represents loan participations that the Company has the intent to sell. The Company expects sale price to approximate recorded investment.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$5,232	$—
Home equity lines of credit	299	—
Junior lien loan on residence	134	—
Owner-occupied commercial real estate	1,301	—
Investment commercial real estate	408	—
Commercial and industrial	241	—
Total	$7,615	$—

Index

	December 31, 2014
		Loans Past Due
		Over 90 Days
		And Still
		Accruing
(In thousands)	Nonaccrual	Interest
Primary residential mortgage	$4,128	$—
Home equity lines of credit	210	—
Junior lien loan on residence	164	—
Owner-occupied commercial real estate	1,674	—
Investment commercial real estate	424	—
Commercial and industrial	248	—
Consumer and other	2	—
Total	$6,850	$—

The following tables present the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans, excluding nonaccrual loans:

	September 30, 2015
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,041	$196	$—	$1,237
Home equity lines of credit	274	—	—	274
Owner-occupied commercial real estate	226	—	—	226
Investment commercial real estate	690	—	—	690
Commercial and industrial	227	94	—	321
Total	$2,458	$290	$—	$2,748

	December 31, 2014
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,102	$403	$—	$1,505
Home equity lines of credit	99	—	—	99
Owner-occupied commercial real estate	150	—	—	150
Investment commercial real estate	1	—	—	1
Total	$1,352	$403	$—	$1,755

Credit Quality Indicators:

The Company places all commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten. The credit risk rating is re-evaluated annually by the Credit Administration and/or Credit Underwriting department for all loans $500,000 and over. Loans between $250,000 and $500,000 are evaluated annually, on a limited review basis, by either the Credit Department or a designated portfolio manager with the Chief Credit Officer or the Chief Credit Administration Officer. The Company contracts with an independent loan review firm to perform an annual review of the loan portfolio. The scope of the engagement must include coverage on an annual basis of at least 70% by dollar amount outstanding of the commercial loan portfolio. The review also includes recent new loans with balances or commitments of $500,000 or greater that were booked subsequent to the prior audit, and all criticized and classified loans on a periodic basis. The Corporation uses the following definitions for risk ratings:

Index

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of September 30, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$471,377	$1,342	$9,069	$—
Home equity lines of credit	50,229	—	299	—
Junior lien loan on residence	11,126	—	194	—
Multifamily property	1,435,360	7,759	1,215	—
Owner-occupied commercial real estate	143,519	938	5,013	—
Investment commercial real estate	523,950	9,482	25,954	—
Commercial and industrial	116,560	5,957	241	—
Farmland	182	—	—	—
Commercial construction	—	150	—	—
Consumer and other loans	33,235	—	—	—
Total	$2,785,538	$25,628	$41,985	$—

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$471,219	$1,366	$7,564	$—
Home equity lines of credit	50,092	—	210	—
Junior lien loan on residence	11,644	—	164	—
Multifamily property	1,078,944	490	822	—
Owner-occupied commercial real estate	99,432	473	5,541	—
Investment commercial real estate	372,865	11,648	21,258	—
Commercial and industrial	81,093	21	248	—
Farmland	189	—	—	—
Agricultural production	175	—	—	—
Commercial construction	4,565	150	—	—
Consumer and other loans	27,082	—	2	—
Total	$2,197,300	$14,148	$35,809	$—

Index

At September 30, 2015, $22.2 million of substandard and special mention loans were also considered impaired compared to December 31, 2014, when $20.5 million were also impaired.

The activity in the allowance for loan losses for the three months ended September 30, 2015 is summarized below:

	July 1,				September 30,
	2015				2015
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,409	$(218)	$4	$239	$2,434
Home equity lines of credit	113	—	—	44	157
Junior lien loan on residence	73	—	10	(12)	71
Multifamily property	8,623	—	—	544	9,167
Owner-occupied commercial real estate	2,286	—	—	357	2,643
Investment commercial real estate	7,779	(16)	4	405	8,172
Commercial and industrial	1,589	—	22	16	1,627
Secured by farmland and agricultural production	2	—	—	—	2
Commercial construction	2	—	—	—	2
Consumer and other loans	93	(1)	—	7	99
Total ALLL	$22,969	$(235)	$40	$1,600	$24,374

The activity in the allowance for loan losses for the nine months ended September 30, 2015 is summarized below:

	January 1,				September 30,
	2015				2015
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,923	$(329)	$74	$(234)	$2,434
Home equity lines of credit	156	(110)	1	110	157
Junior lien loan on residence	109	—	48	(86)	71
Multifamily property	8,983	—	—	184	9,167
Owner-occupied commercial real estate	1,547	—	11	1,085	2,643
Investment commercial real estate	4,751	(16)	14	3,423	8,172
Commercial and industrial	880	(7)	68	686	1,627
Secured by farmland and agricultural production	4	—	—	(2)	2
Commercial construction	31	—	—	(29)	2
Consumer and other loans	96	(22)	12	13	99
Total ALLL	$19,480	$(484)	$228	$5,150	$24,374

The activity in the allowance for loan losses for the three months ended September 30, 2014 is summarized below:

	July 1,				September 30,
	2014				2014
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,002	$(105)	$—	$24	$2,921
Home equity lines of credit	176	24	—	(53)	147
Junior lien loan on residence	148	—	30	(56)	122
Multifamily property	6,288	—	—	1,152	7,440
Owner-occupied commercial real estate	1,839	(25)	—	65	1,879
Investment commercial real estate	4,597	—	4	(64)	4,537
Agricultural production loans	2	—	—	(2)	—
Commercial and industrial	1,041	—	21	76	1,138
Secured by farmland	2	—	—	—	2
Commercial construction	33	—	—	(1)	32
Consumer and other loans	76	(5)	1	9	81
Total ALLL	$17,204	$(111)	$56	$1,150	$18,299

Index

The activity in the allowance for loan losses for the nine months ended September 30, 2014 is summarized below:

	January 1,				September 30,
	2014				2014
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,361	$(150)	$—	$710	$2,921
Home equity lines of credit	181	—	—	(34)	147
Junior lien loan on residence	156	(1)	74	(107)	122
Multifamily property	4,003	—	—	3,437	7,440
Owner-occupied commercial real estate	2,563	(670)	80	(94)	1,879
Investment commercial real estate	5,083	—	12	(558)	4,537
Commercial and industrial	825	(97)	54	356	1,138
Secured by farmland	3	—	—	(1)	2
Commercial construction	120	—	—	(88)	32
Consumer and other loans	78	(7)	6	4	81
Total ALLL	$15,373	$(925)	$226	$3,625	$18,299

Troubled Debt Restructurings:

The Company has allocated $498 thousand and $892 thousand of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of September 30, 2015 and December 31, 2014, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

During the three and nine month period ended September 30, 2015, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; a deferral of scheduled payments with an extension of the maturity date; or some other modification or extension which would not be readily available in the market.

The following table presents loans by class modified as TDRs that occurred during the three month period ended September 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	5	$1,645	$1,645
Home equity line of credit	1	98	98
Junior lien loan on residence	1	60	60
Total	7	$1,803	$1,803

The following table presents loans by class modified as TDRs that occurred during the nine month period ended September 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	7	$1,870	$1,870
Home equity line of credit	1	98	98
Junior lien loan on residence	1	60	60
Owner-occupied commercial real estate	1	767	767
Total	10	$2,795	$2,795

Index

The identification of the troubled debt restructurings did not have a significant impact on the allowance for loan losses.

The following table presents loans by class modified as TDRs that occurred during the three month period ended September 30, 2014:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	3	$772	$772
Total	3	$772	$772

The following table presents loans by class modified as TDRs that occurred during the nine month period ended September 30, 2014:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	5	$1,374	$1,374
Investment commercial real estate	2	2,787	2,787
Total	7	$4,161	$4,161

The following table presents loans by class modified as TDRs for which there was a payment default, within twelve months of modification, during the three month period ended September 30, 2015:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$133
Total	1	$133

The following table presents loans by class modified as TDRs for which there was a payment default, within twelve months of modification, during the nine month period ended September 30, 2015:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	2	$530
Total	2	$530

There were no loans that were modified as TDRs for which there was a payment default, within twelve months of modification, during the three months ended September 30, 2014.

The following table presents loans by class modified as TDRs for which there was a payment default, within twelve months of modification, during the nine month period ended September 30, 2014:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$54
Total	1	$54

The above loan defaults did not have a material impact on the allowance for loan losses for the periods ended as of September 30, 2015 and 2014.

Index

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

4. DEPOSITS

Certificates of deposit, excluding brokered deposits, over $250,000 totaled $106.1 million and $17.3 million at September 30, 2015 and 2014, respectively.

The following table sets forth the details of total deposits as of September 30, 2015 and December 31, 2014:

	September 30,		December 31,
	2015		2014
(In thousands)	$	%	$	%
Noninterest-bearing demand deposits	$399,200	13.83%	$366,371	15.94%
Interest-bearing checking	829,970	28.74	600,889	26.14
Savings	117,665	4.07	112,878	4.91
Money market	792,685	27.45	700,069	30.45
Certificates of deposit	411,335	14.25	198,819	8.65
	2,550,855	88.34	1,979,026	86.09
Interest-bearing demand - Brokered	243,000	8.42	188,000	8.18
Certificates of deposit - Brokered	93,690	3.24	131,667	5.73
Total deposits	$2,887,545	100.00%	$2,298,693	100.00%

The scheduled maturities of certificates of deposit, including brokered deposits, as of September 30, 2015 are as follows:

(In thousands)
2015	$31,037
2016	64,357
2017	87,836
2018	164,704
2019	63,072
Over 5 Years	94,019
Total	$505,025

5. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLB”) totaled $83.7 million at September 30, 2015 and December 31, 2014, with a weighted average interest rate of 1.78 percent.

At September 30, 2015, advances totaling $71.7 million with a weighted average rate of 1.57 percent have fixed maturity dates. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $398.3 million and multifamily mortgages totaling $1.16 billion at September 30, 2015.

Index

Also at September 30, 2015, the Corporation had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $13.9 million at September 30, 2015.

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2015	$—
2016	21,897
2017	23,897
2018	34,898
2019	3,000
Over 5 years	—
Total	$83,692

At September 30, 2015, there were no overnight borrowings with the Federal Home Loan Bank. At December 31, 2014 there were $54.6 million of overnight borrowings with the Federal Home Loan Bank.

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

Index

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$20,697	$1,009	$21,706
Noninterest income	1,399	4,211	5,610
Total income	22,096	5,220	27,316

Provision for loan losses	1,600	—	1,600
Salaries and benefits	7,935	2,387	10,322
Premises and equipment expense	2,549	236	2,785
Other noninterest expense	2,699	1,093	3,792
Total noninterest expense	14,783	3,716	18,499
Income before income tax expense	7,313	1,504	8,817
Income tax expense	2,849	585	3,434
Net income	$4,464	$919	$5,383

	Three Months Ended September 30, 2014
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$16,207	$841	$17,048
Noninterest income	1,324	3,728	5,052
Total income	17,531	4,569	22,100

Provision for loan losses	1,150	—	1,150
Salaries and benefits	7,334	1,782	9,116
Premises and equipment expense	2,367	197	2,564
Other noninterest expense	2,102	911	3,013
Total noninterest expense	12,953	2,890	15,843
Income before income tax expense	4,578	1,679	6,257
Income tax expense	1,730	663	2,393
Net income	$2,848	$1,016	$3,864

	Nine Months Ended September 30, 2015
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$58,618	$3,015	$61,633
Noninterest income	5,072	12,919	17,991
Total income	63,690	15,934	79,624

Provision for loan losses	5,150	—	5,150
Salaries and benefits	23,305	6,314	29,619
Premises and equipment expense	7,483	696	8,179
Other noninterest expense	7,654	3,481	11,135
Total noninterest expense	43,592	10,491	54,083
Income before income tax expense	20,098	5,443	25,541
Income tax expense	7,794	2,118	9,912
Net income	$12,304	$3,325	$15,629

Total assets for period end	$3,233,455	$35,508	$3,268,963

Index

	Nine Months Ended September 30, 2014
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$46,733	$2,809	$49,542
Noninterest income	3,921	11,599	15,520
Total income	50,654	14,408	65,062

Provision for loan losses	3,625	—	3,625
Salaries and benefits	21,490	5,563	27,053
Premises and equipment expense	6,802	534	7,336
Other noninterest expense	6,339	3,234	9,573
Total noninterest expense	38,256	9,331	47,587
Income before income tax expense	12,398	5,077	17,475
Income tax expense	4,822	1,975	6,797
Net income	$7,576	$3,102	$10,678

Total assets for period end	$2,487,076	$27,445	$2,514,521

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

Index

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of September 30, 2015, all collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$4,846	$—	$4,846	$—
Mortgage-backed securities-
residential	172,781	—	172,781	—
SBA pool securities	7,643	—	7,643	—
State and political subdivisions	29,913	—	29,913	—
Single-Issuer Trust Preferred	2,775	—	2,775	—
CRA investment fund	2,972	2,972	—	—
Loans held for sale, at fair value	501	—	501	—
Derivatives:
Loan level swaps	1,324	—	1,324	—
Total	$222,755	$2,972	$219,783	$—

Liabilities:
Derivatives:
Cash flow hedges	$(3,379)	$—	$(3,379)	$—
Loan level swaps	(1,324)	—	(1,324)	—
Total	$(4,703)	$—	$(4,703)	$—

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

Index

The Corporation has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Corporation’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2015 and December 31, 2014.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	September 30, 2015	December 31, 2014
Residential loans contractual balance	$492	$826
Fair value adjustment	9	13
Total fair value of residential loans held for sale	$501	$839

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2015.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant observable
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential mortgage	$82	$—	$—	$82
Home equity line of credit	54	—	—	54
OREO	330	—	—	330

	December 31,
(In thousands)	2014
Assets:
Impaired loans:
Primary residential mortgage	$543	$—	$—	$543
OREO	580	—	—	580

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded investment of $187 thousand, with a valuation allowance, of $51 thousand at September 30, 2015 and $648 thousand, with a valuation allowance of $105 thousand, at December 31, 2014. Provision for loan losses made for these loans was not material.

At both September 30, 2015 and December 31, 2014, OREO at fair value represents one commercial property. The Company recorded a valuation allowance of $250 thousand during the nine months ended September 30, 2015 and recorded a valuation allowance of $400 thousand during the same period in 2014.

Index

The carrying amounts and estimated fair values of financial instruments at September 30, 2015 are as follows:

		Fair Value Measurements at September 30, 2015 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$76,198	$76,198	$—	$—	$76,198
Securities available for sale	220,930	2,972	217,958	—	220,930
FHLB and FRB stock	11,737	—	—	—	N/A
Loans held for sale, at fair value	501	—	501	—	501
Loans held for sale, at lower of cost
or fair value	27,023	—	27,023	—	27,023
Loans, net of allowance for loan losses	2,830,853	—	—	2,815,489	2,815,489
Accrued interest receivable	6,839	—	629	6,210	6,839
Loan level swap derivatives	1,324	—	1,324	—	1,324
Financial liabilities
Deposits	$2,887,545	$2,382,520	$507,399	$—	$2,889,919
Overnight borrowings	—	—	—	—	—
Federal home loan bank advances	83,692	—	85,105	—	85,105
Accrued interest payable	876	106	770	—	876
Cash flow hedge derivatives	3,379	—	3,379	—	3,379
Loan level swap derivatives	1,324	—	1,324	—	1,324

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 are as follows:

		Fair Value Measurements at December 31, 2014 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$31,207	$30,707	$500	$—	$31,207
Securities available for sale	332,652	2,955	329,697	—	332,652
FHLB and FRB stock	11,593	—	—	—	N/A
Loans held for sale, at fair value	839	—	839	—	839
Loans, net of allowance for loan losses	2,230,787	—	—	2,213,604	2,213,604
Accrued interest receivable	5,371	—	924	4,447	5,371
Financial liabilities
Deposits	$2,298,693	$1,968,207	$329,579	$—	$2,297,786
Overnight borrowings	54,600	—	54,600	—	54,600
Federal home loan bank advances	83,692	—	84,677	—	84,677
Financial liabilities derivatives	—	—	—	—	—
Accrued interest payable	496	103	393	—	496
Derivatives	169	—	169	—	169

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

8. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2015	2014	2015	2014
FDIC assessment	$416	$350	$1,329	$928
Wealth management division
other expense	469	404	1,602	1,404
Professional and legal fees	678	413	2,029	1,383
Loan expense	90	119	279	342
Provision for ORE losses	250	—	250	400
Other operating expenses	1,889	1,727	5,646	5,116
Total other operating expenses	$3,792	$3,013	$11,135	$9,573

Index

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the three months ended September 30, 2015 and 2014:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2015	Reclassifications	(Income)	2015	2015

Net unrealized holding gain
on securities available for sale,
net of tax	$1,116	$466	$(50)	$416	$1,532

Losses on cash flow hedges	(313)	(1,686)	—	(1,686)	(1,999)

Accumulated other
comprehensive income/(loss),
net of tax	$803	$(1,220)	$(50)	$(1,270)	$(467)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2014	Reclassifications	(Income)	2014	2014

Net unrealized holding gain
on securities available for sale,
net of tax	$1,430	$(300)	$(26)	$(326)	$1,104
Accumulated other
comprehensive income,
net of tax	$1,430	$(300)	$(26)	$(326)	$1,104

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
(In thousands)	2015	2014	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$83	$39	Securities gains, net
Income tax expense	(33)	(13)	Income tax expense
Total reclassifications, net of tax	$50	$26

Index

The following is a summary of the accumulated other comprehensive income balances, net of tax, for the nine months ended September 30, 2015 and 2014:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2015	Reclassifications	(Income)	2015	2015

Net unrealized holding gain
on securities available for sale,
net of tax	$1,321	$523	$(312)	$211	$1,532

Losses on cash flow hedges	(100)	(1,899)	—	(1,899)	(1,999)

Accumulated other
comprehensive income,
net of tax	$1,221	$(1,376)	$(312)	$(1,688)	$(467)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Nine Months
	Balance at	Income	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2014	Reclassifications	(Income)	2014	2014

Net unrealized holding gain
on securities available for sale,
net of tax	$23	$1,220	$(139)	$1,081	$1,104
Accumulated other
comprehensive income,
net of tax	$23	$1,220	$(139)	$1,081	$1,104

The following represents the reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(In thousands)	2015	2014	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$527	$216	Securities gains, net
Income tax expense	(215)	(77)	Income tax expense
Total reclassifications, net of tax	$312	$139

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

Interest Rate Swaps Designated as Cash Flow Hedges: During the past three quarters, the Company entered into interest rate swaps. Interest rate swaps with a notional amount of $180 million as of September 30, 2015 and $25.0 million as of December 31, 2014, were designated as cash flow hedges of certain interest-bearing demand brokered deposits and were determined to be fully effective during the quarter ended September 30, 2015. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Index

The following information about the interest rate swaps designated as cash flow hedges as of September 30, 2015 and December 31, 2014 is presented in the following table:

(In thousands)	September 30, 2015		December 31, 2014
Notional amount	$180,000		$25,000
Weighted average pay rate	1.64%		1.81%
Weighted average receive rate	0.28%		0.21%
Weighted average maturity	4.5	years	5.0	years
Unrealized loss	$(3,379)		$(169)

Number of contracts	9		1

Interest expense recorded on these swap transactions totaled $554 thousand and $997 thousand for the three and nine months ended September 30, 2015, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net losses recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended September 30, 2015 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(1,686)	$—	$—

The following table presents the net losses recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the nine months ended September 30, 2015 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(1,899)	$—	$—

Index

The following tables reflect the cash flow hedges included in the financial statements as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(3,379)
Total included in other assets	$—	$—
Total included in other liabilities	$180,000	$(3,379)

	December 31, 2014
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$25,000	$(169)
Total included in other assets	$—	$—
Total included in other liabilities	$25,000	$(169)

Derivatives Not Designated as Accounting Hedges: Beginning in the quarter ended September 30, 2015, the Company offers Facility Specific/Loan Level Swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution / swap counterparty (Loan Level / Back to Back Swap Program). The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge account (“standalone derivatives”). The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts. The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.

Information about these swaps is as follows:

(In thousands)	September 30, 2015
Notional amount	$27,290
Fair value	$1,324
Weighted average pay rates	3.06%
Weighted average receive rates	1.42%
Weighted average maturity	16.0	years

11. RECENT DEVELOPMENTS

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

Index

BRANCH CLOSURE

In the third quarter of 2015, the Company announced the anticipated closing of two retail branch offices.  The decision to close the branches was based on a comprehensive analysis including review of transaction volume; deposit source, mix and balances; deposit growth opportunities; market share; and profitability.  The two branches located at 1038 Stelton Road in Piscataway (“Piscataway”) and at 54 Morris and Essex Turnpike on the Short Hills/Summit border (“Short Hills”) will be closed in December 2015.  The Company plans on repositioning the Short Hills office as a non-branch financial services office.

12. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: This Quarterly Report on Form 10-Q, both in the following discussion and analysis and elsewhere contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future interest income and net loans, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2014, in addition to/which include the following:

•	inability to successfully grow our business in line with our strategic plan;
•	inability to grow deposits to fund loan growth;
•	inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;
•	inability to realize expected revenue synergies from the acquisition of a wealth management company in the amounts or the timeframe anticipated;
•	inability to retain clients and employees of acquired wealth management company;
•	inability to manage our growth;
•	inability to successfully integrate our expanded employee base;

Index

•	a further or unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of non-performing loans;
•	unexpected changes in interest rates;
•	a continued or unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;
•	successful cyber-attacks against our IT infrastructure or that of our IT providers;
•	higher than expected FDIC premiums;
•	adverse weather conditions;
•	inability to successfully generate new business in new geographic areas;
•	inability to execute upon new business initiatives;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

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

Securities are evaluated on at least a quarterly basis to determine whether a decline in their values is other-than-temporary. To determine whether a loss in value is other-than-temporary, Management utilizes criteria such as the reasons underlying the decline, the magnitude and the duration of the decline and whether the Company intends to sell or is likely to be required to sell the security before its anticipated recovery. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. The Company recognized no other-than-temporary impairment charges in the three or nine months ended September 30, 2015 and 2014.

Index

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Change
(In thousands, except per share data)	2015	2014	2015 vs 2014
Results of Operations:
Net interest income	$21,706	$17,048	$4,658
Provision for loan losses	1,600	1,150	450
Net interest income after provision
for loan losses	20,106	15,898	4,208
Other income	5,610	5,052	558
Operating expense	16,899	14,693	2,206
Income before income tax expense	8,817	6,257	2,560
Income tax expense	3,434	2,393	1,041
Net income	$5,383	$3,864	$1,519

Total revenue (Net interest income
plus other income)	$27,316	$22,100	$5,216

Diluted earnings per common share	$0.35	$0.32	$0.03

Diluted average common shares outstanding	15,435,939	11,956,356	3,479,583

Return on average assets annualized	0.66%	0.63%	0.03
Return on average equity
annualized	8.19	8.35	(0.16)

The following table presents certain key aspects of our performance for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		Change
(In thousands, except per share data)	2015	2014	2015 vs 2014
Results of Operations:
Net interest income	$61,633	$49,542	$12,091
Provision for loan losses	5,150	3,625	1,525
Net interest income after provision
for loan losses	56,483	45,917	10,566
Other income	17,991	15,520	2,471
Operating expense	48,933	43,962	4,971
Income before income tax expense	25,541	17,475	8,066
Income tax expense	9,912	6,797	3,115
Net income	$15,629	$10,678	$4,951

Total revenue (Net interest income
plus other income)	$79,624	$65,062	$14,562

Diluted earnings per common share	$1.02	$0.90	$0.12

Diluted average common shares outstanding	15,293,747	11,833,507	3,460,240

Return on average assets annualized	0.69%	0.63%	0.06
Return on average equity
annualized	8.19	7.95	0.24

The earnings per share calculations for the three months and nine months ended September 30, 2015 included all of the 2.78 million shares issued in the Company’s at-the-market equity offering in the fourth quarter of 2014.

The nine months ended September 30, 2015 included $373 thousand of fee income related to the Bank’s loan level / back-to-back swap program, included in other income. Additionally, the 2015 periods included a higher provision for loan losses than the respective 2014 periods.

Index

The nine months ended September 30, 2014 included a $169 thousand net gain on sale of residential first mortgage loans sold held at the lower of cost or fair value, as a component of balance sheet management.

	At September 30,		Change
	2015	2014	2015 vs 2014
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	13.59%	13.36%	0.23
Tier I Leverage ratio	8.10	7.57	0.53
Average loans to average deposits year-to-date	98.16	93.34	4.82
Allowance for loan losses to total
loans	0.85	0.90	(0.05)
Allowance for loan losses to
nonperforming loans	320.08	208.18	111.90
Nonperforming loans to total loans	0.27	0.43	(0.16)

For the third quarter of 2015, the Company recorded net income of $5.4 million compared to $3.9 million for the same quarter of 2014. For the three months ended September 30, 2015 and 2014, diluted earnings per share were $0.35 and $0.32, respectively. Annualized return on average assets was 0.66 percent and annualized return on average equity was 8.19 percent for the third quarter of 2015, compared to 0.63 percent and 8.35 percent, respectively, for the third quarter of 2014.

For the nine months ended September 30, 2015, the Company recorded net income of $15.6 million compared to $10.7 million for the same period of 2014. Diluted earnings per share were $1.02 and $0.90 for the first nine months of 2015 and 2014, respectively. Annualized return on average assets was 0.69 percent and annualized return on average equity was 8.19 percent for the first nine months of 2015, compared to 0.63 percent and 7.95 percent, respectively, for the same nine months of 2014.

For the three and nine months ended September 30, 2015 earnings increased compared to the same 2014 periods. Increases were due to: increased net interest income, due principally to the Company’s significant loan growth and increased wealth management fee income, due principally to the Company’s growth in assets under administration and acquisition of a wealth management company. Additionally the nine months of 2015 included a $285 thousand net life insurance death benefit under the Company’s Bank Owned Life Insurance (BOLI) policies; $373 thousand of fee income related to the Company’s loan level / back-to-back swap program. The nine months of 2014 included income of $176 thousand from a gain on sale of residential loans held for sale at the lower of cost or fair value, as a component of balance sheet management. These positive effects on earnings were partially offset by a greater provision for loan losses, as well as higher operating expenses, principally due to the Company’s growth under its Strategic Plan.

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

Index

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

The following table summarizes the Company’s net interest income and related spread and margin, on a fully tax-equivalent basis, for the periods indicated:

	Three Months Ended September 30,
(In thousands)	2015	2014
Net interest income	$21,886	$17,172
Interest rate spread	2.63%	2.79%
Net interest margin	2.75	2.89

	Nine Months Ended September 30,
(In thousands)	2015	2014
Net interest income	$62,038	$49,960
Interest rate spread	2.69%	2.97%
Net interest margin	2.81	3.06

Loan growth, principally from multifamily and commercial mortgages, over the past 15 months was the primary reason net interest income grew for the three and nine months ended September 30, 2015. Additionally, net interest income for the nine months ended September 30, 2015 was benefitted by the $667 thousand of prepayment premiums received on the early prepayment of certain multifamily loans. Net interest margin for the three and nine months ended September 30, 2015 declined when compared to the same 2014 periods partially due to the effect of low market yields, as well as competitive pressures in attracting new loans and deposits. The Company expects continued loan growth in this lower market rate and competitive environment.

Also contributing to the net interest margin decline is a higher cost of funds when comparing the three and nine months ended September 30, 2015 to September 30, 2014. Although brokered interest-bearing demand (“overnight”) deposits increased to $243 million at September 30, 2015 from $138 million at September 30, 2014. These deposits continue to be maintained as an additional source of liquidity. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short term brokered deposits.

From a liquidity/funding perspective, such brokered deposits, at a direct cost of approximately 25 basis points (excluding costs of hedging), are generally a more cost effective alternative than borrowings which require pledged collateral when drawn, as secured wholesale borrowings do. From a balance sheet management perspective, the rate paid on these short term brokered deposits enables their use in swap transactions for an efficient hedging/interest rate risk management program. As of September 30, 2015, the Company had transacted pay fixed, receive floating interest rate swaps totaling $180 million notional amount.

Index

For the third quarter ended September 30, 2015 loan originations were $290 million up from $221 million for the September 2014 quarter an increase of $69 thousand or 31 percent. For the nine months ended September 30, 2015, loan originations were $1.05 billion compared to $772 million, an increase of $283 million or 37 percent. At September 30, 2015, loans totaled $2.86 billion compared to $2.04 billion one year ago at September 30, 2014, representing an increase of $814 million or 40 percent.

At September 30, 2015, the multifamily loan portfolio loans totaled $1.44 billion compared to $928 million one year ago at September 30, 2014, representing an increase of $516 million or 56 percent. The increases were net of participations sold, including $40 million of participations sold in the current September 2015 quarter, and $139 million for the nine months ended September 30, 2015. These participations were part of the Company’s balance sheet management strategy and will likely continue in 2015 and beyond.

The commercial mortgage loan portfolio grew by $67 million from September 30, 2014 to September 30, 2015, reflecting growth of 20 percent.

The net increases in both the multifamily and commercial mortgage portfolios were attributable to: the addition of seasoned banking professionals; continued attention to the client service aspect of the lending process; an expansion of New Jersey-based real estate marketing activities; and a focus on the Boroughs of New York City multifamily markets beginning in mid-2013. The increase was also due to demand from borrowers looking to refinance multifamily and other commercial mortgages held by other institutions.

For the quarter and nine months ended September 30, 2015 the Company closed $37 million and $215 million of commercial loans, respectively. When comparing September 30, 2015 to September 30, 2014, commercial loans grew $231 million or 102 percent, to $457 million at September 30, 2015 from $226 million one year ago at September 30, 2014. At September 30, 2015 the commercial loan portfolio comprised 16 percent of the overall loan portfolio, up from 11 percent one year ago at September 30, 2014.

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	September 30,	September 30,
(In thousands)	2015	2014
Residential mortgage loans retained	$20,623	$20,540
Residential mortgage loans sold	6,078	5,561
Total residential mortgage loans	26,701	26,101

Commercial real estate loans	47,450	3,208
Multifamily properties	149,763	105,584
Commercial loans (A)	37,361	74,029
Wealth Lines of Credit (A)	24,000	—
Total commercial loans	258,574	182,821

Installment loans	933	9,410

Home equity lines of credit (A)	3,775	2,550

Total loans closed	$289,983	$220,882

(A)	Includes lines of credit that closed in the period, but not necessarily funded.

Index

	For the Nine Months Ended
	September 30,	September 30,
(In thousands)	2015	2014
Residential mortgage loans retained	$60,726	$49,438
Residential mortgage loans sold	25,994	19,916
Total residential mortgage loans	86,720	69,354

Commercial real estate loans	134,798	39,224
Multifamily properties	565,600	480,664
Commercial loans (A)	214,540	152,654
Wealth Lines of Credit (A)	40,410	—
Total commercial loans	955,348	672,542

Installment loans	2,405	16,471

Home equity lines of credit (A)	10,377	13,927

Total loans closed	$1,054,850	$772,294

(A)	Includes lines of credit that closed in the period, but not necessarily funded.

Index

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	September 30, 2015			September 30, 2014
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$214,967	$959	1.78%	$192,207	$960	2.00%
Tax-exempt (1) (2)	30,682	211	2.76	47,701	268	2.25
Loans held for sale	1,075	10	3.76	1,026	10	3.90
Loans (2) (3):
Mortgages	465,603	3,796	3.26	464,227	3,879	3.34
Commercial mortgages	1,839,312	16,119	3.51	1,231,798	11,790	3.83
Commercial	454,239	4,132	3.64	166,092	1,597	3.85
Commercial construction	1,742	18	4.13	6,029	65	4.31
Installment	31,361	268	3.42	24,965	249	3.99
Home equity	51,012	415	3.25	48,371	394	3.26
Other	510	12	9.41	563	13	9.24
Total loans	2,843,779	24,760	3.48	1,942,045	17,987	3.70
Federal funds sold	101	—	0.10	101	—	0.10
Interest-earning deposits	96,308	46	0.19	197,705	109	0.22
Total interest-earning assets	3,186,912	25,986	3.26%	2,380,785	19,334	3.25%
Noninterest-earning assets:
Cash and due from banks	7,434			6,262
Allowance for loan losses	(23,726)			(17,720)
Premises and equipment	31,574			30,985
Other assets	68,067			60,717
Total noninterest-earning assets	83,349			80,244
Total assets	$3,270,261			$2,461,029
LIABILITIES:
Interest-bearing deposits:
Checking	$810,106	$356	0.18%	$541,920	$232	0.17%
Money markets	757,135	546	0.29	689,721	430	0.25
Savings	118,329	17	0.06	113,802	15	0.05
Certificates of deposit - retail	403,593	1,296	1.28	158,472	357	0.90
Subtotal interest-bearing deposits	2,089,163	2,215	0.42	1,503,915	1,034	0.28
Interest-bearing demand - brokered	292,456	857	1.17	138,000	84	0.24
Certificates of deposit - brokered	93,907	504	2.15	144,872	550	1.52
Total interest-bearing deposits	2,475,526	3,576	0.58	1,786,787	1,668	0.37
Borrowings	107,770	399	1.48	83,692	377	1.80
Capital lease obligation	10,394	125	4.81	9,770	117	4.79
Total interest-bearing liabilities	2,593,690	4,100	0.63%	1,880,249	2,162	0.46%
Noninterest-bearing liabilities:
Demand deposits	398,181			383,423
Accrued expenses and
other liabilities	15,619			12,165
Total noninterest-bearing liabilities	413,800			395,588
Shareholders’ equity	262,771			185,192
Total liabilities and
shareholders’ equity	$3,270,261			$2,461,029
Net interest income
(tax-equivalent basis)		21,886			17,172
Net interest spread			2.63%			2.79%
Net interest margin (4)			2.75%			2.89%
Tax equivalent adjustment		(180)			(124)
Net interest income		$21,706			$17,048

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

Average Balance Sheet

Unaudited

Nine Months Ended

	September 30, 2015			September 30, 2014
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$244,117	$3,178	1.74%	$196,313	$2,998	2.04%
Tax-exempt (1) (2)	33,059	652	2.63	55,209	917	2.21
Loans held for sale	1,301	44	4.49	1,124	35	4.17
Loans (2) (3):
Mortgages	465,785	11,380	3.26	497,692	12,635	3.38
Commercial mortgages	1,655,501	44,475	3.58	1,108,732	31,943	3.84
Commercial	377,461	10,376	3.67	147,666	4,442	4.01
Commercial construction	4,446	141	4.23	5,989	197	4.39
Installment	29,454	776	3.51	22,906	710	4.13
Home equity	51,129	1,237	3.23	47,569	1,149	3.22
Other	522	37	9.45	562	39	9.25
Total loans	2,584,298	68,422	3.53	1,831,116	51,115	3.72
Federal funds sold	101	—	0.10	101	—	0.10
Interest-earning deposits	85,932	128	0.20	94,120	142	0.20
Total interest-earning assets	2,948,808	72,424	3.27%	2,177,983	55,207	3.38%
Noninterest-earning assets:
Cash and due from banks	6,877			6,548
Allowance for loan losses	(21,772)			(17,012)
Premises and equipment	31,935			30,966
Other assets	66,038			60,216
Total noninterest-earning assets	83,078			80,718
Total assets	$3,031,886			$2,258,701
LIABILITIES:
Interest-bearing deposits:
Checking	$704,558	$1,028	0.19%	$458,811	$438	0.13%
Money markets	723,824	1,470	0.27	666,986	1,137	0.23
Savings	116,410	48	0.05	115,746	45	0.05
Certificates of deposit - retail	332,315	3,010	1.21	154,091	1,081	0.94
Subtotal interest-bearing deposits	1,877,107	5,556	0.39	1,395,634	2,701	0.26
Interest-bearing demand - brokered	266,443	1,700	0.85	117,348	198	0.22
Certificates of deposit - brokered	106,048	1,532	1.93	86,986	845	1.30
Total interest-bearing deposits	2,249,598	8,788	0.52	1,599,968	3,744	0.31
Borrowings	121,277	1,219	1.34	97,359	1,149	1.57
Capital lease obligation	10,514	379	4.81	9,861	354	4.79
Total interest-bearing liabilities	2,381,389	10,386	0.58%	1,707,188	5,247	0.41%
Noninterest-bearing liabilities:
Demand deposits	383,161			361,726
Accrued expenses and
other liabilities	12,852			10,597
Total noninterest-bearing liabilities	396,013			372,323
Shareholders’ equity	254,484			179,190
Total liabilities and
shareholders’ equity	$3,031,886			$2,258,701
Net interest income
(tax-equivalent basis)		62,038			49,960
Net interest spread			2.69%			2.97%
Net interest margin (4)			2.81%			3.06%
Tax equivalent adjustment		(405)			(418)
Net interest income		$61,633			$49,542

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Three Months		Three Months Ended
	Ended September 30, 2015		September 30, 2014
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$11	$(69)	$(58)
Loans	8,059	(1,286)	6,773
Loans held for sale	—	—	—
Federal funds sold	—	—	—
Interest-earning deposits	(50)	(13)	(63)
Total interest income	$8,020	$(1,368)	$6,652
LIABILITIES:
Interest-bearing checking	$195	$(71)	$124
Money market	87	29	116
Savings	1	1	2
Certificates of deposit - retail	740	199	939
Certificates of deposit - brokered	(230)	184	(46)
Interest bearing demand brokered	93	680	773
Borrowed funds	22	—	22
Capital lease obligation	8	—	8
Total interest expense	$916	$1,022	$1,938
Net interest income	$7,104	$(2,390)	$4,714

	Nine Months		Nine Months Ended
	Ended September 30, 2015		September 30, 2014
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$245	$(330)	$(85)
Loans	20,570	(3,263)	17,307
Loans held for sale	6	3	9
Federal funds sold	—	—	—
Interest-earning deposits	(14)	—	(14)
Total interest income	$20,807	$(3,590)	$17,217
LIABILITIES:
Interest-bearing checking	$487	$102	$589
Money market	203	131	334
Savings	3	—	3
Certificates of deposit - retail	1,545	384	1,929
Certificates of deposit - brokered	209	478	687
Interest bearing demand brokered	948	554	1,502
Borrowed funds	72	(2)	70
Capital lease obligation	23	2	25
Total interest expense	$3,490	$1,649	$5,139
Net interest income	$17,317	$(5,239)	$12,078

Interest income on earning assets, on a fully tax-equivalent basis, totaled $26.0 million for the third quarter of 2015 compared to $19.3 million for the same quarter of 2014, reflecting an increase of $6.7 million or 34.4 percent from the third quarter in 2014. Average earning assets totaled $3.19 billion for the third quarter of 2015, an increase of $806.1 million or 33.9 percent from the same period of 2014. The average commercial loan portfolio increased $288.1 million or 173.5 percent from the third quarter of 2014, averaging $454.2 million for the third quarter of 2015. This increase was due to the addition in 2014 and the first nine months of 2015 of highly regarded bankers with industry and capital markets expertise. The average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $607.5 million to $1.84 billion for the third quarter of 2015 when compared to the same period in 2014. The increase was attributable to the addition of seasoned banking professionals over the course of 2014; a more concerted focus on the client service aspect of the lending process; more of a focus on New Jersey markets; and a focus on New York City multifamily markets continuing through 2014 and into the first three quarters of 2015. The increase was also due to demand from borrowers looking to refinance multifamily and other commercial mortgages held by other institutions. Going forward, multifamily lending and related participations will remain a focus of the Company, however, it is anticipated that volumes will be less robust than in recent quarters.

Index

For the quarters ended September 30, 2015 and 2014, the average rates earned on earning assets was 3.26 percent and 3.25 percent, respectively, an increase of 1 basis points. The Company has decided to maintain greater liquidity on its balance sheet, in light of its growth. The average rate was also affected by the continued effect of low market yields, as well as competitive pressures in attracting new loans.

For the third quarter of 2015, total non-brokered deposits averaged $2.48 billion, increasing $688.7 million or 38.5 percent from the average balance for the same period of 2014. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including reciprocal funds discussed below) of $585.2 million for the third quarter of 2015 when compared to the same period in 2014 has come from the addition of seasoned banking professionals over the course of 2014 and the first nine months of 2015; an intense focus on providing high-touch client service; and a new full array of treasury management products that support core deposit growth.

Average rates paid on interest-bearing deposits were 58 basis points and 37 basis points for the third quarters of 2015 and 2014, respectively. The increase in the average rate paid on deposits was principally due to competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth.

For the third quarters of 2015 and 2014, average borrowings totaled $107.8 million and $83.7 million, respectively, increasing $24.1 million when compared to the same period of 2014. The increase was due to periodic increased short-term borrowings to fund loan growth ahead of deposit growth.

Interest income on earning assets, on a fully tax-equivalent basis increased by $17.2 million or 31.2 percent for the first nine months of 2015 compared to the same period in 2014. For the nine months ended September 30, 2015, average earning assets increased $770.8 million from $2.18 billion for the same period in 2014. For the nine months ended September 30, 2015, the average commercial portfolio increased $229.8 million or 155.6 percent from the same period in 2014. This increase was due to the addition in 2014 and the first three quarters of 2015 of highly regarded bankers with industry and capital markets expertise. For the nine months ended September 30, 2015, the average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $546.8 million from $1.11 billion in the same period in 2014. The increase was attributable to the addition of seasoned banking professionals over the course of 2014; a more concerted focus on the client service aspect of the lending process; more of a focus on New Jersey markets; and a focus on New York City multifamily markets continuing through 2014 and into the first nine months of 2015. The increase was also due to demand from borrowers looking to refinance multifamily and other commercial mortgages held by other institutions.

For the nine months ended September 30, 2015 and 2014, the average rates earned on earning assets was 3.27 percent and 3.38 percent, respectively, a decrease of 11 basis points. The decline in the average rates on earning assets was partially due to the effect of low market yields, as well as competitive pressures in attracting new loans and deposits. The Company expects continued loan growth in this lower market rate and competitive environment. The decline in the average rate was also affected by the continued effect of low market yields, as well as competitive pressures in attracting new loans and deposits.

For the nine months ended September 30, 2015, total average non-brokered deposits grew by $649.6 million from $1.60 billion for the same 2014 period. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) of $481.5 million for the first three quarters of 2015 when compared to the same period in 2014 has come from the addition of seasoned banking professionals over the course of 2014 and the first nine months of 2015; an intense focus on providing high-touch client service; and a new full array of treasury management products that support core deposit growth.

Index

Average rates paid on interest-bearing deposits for the nine months ended September 30, 2015 were 52 basis points compared to 31 basis points for the same period in 2014. The increase in the average rate paid on deposits was principally due to competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth.

Average borrowings increased by $23.9 million to $121.3 million for the nine months ended September 30, 2015 when compared to the same 2014 period. The increase was due to periodic increased short-term borrowings to fund loan growth ahead of deposit growth.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM program is considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. Reciprocal balances totaled $396.7 million at September 30, 2015, $192.1 million at December 31, 2014 and $170.8 million at September 30, 2014.

OTHER INCOME: The following table presents the major components of other income, excluding income from wealth management, which is summarized and discussed subsequently:

	Three Months Ended September 30,		Change
(In thousands)	2015	2014	2015 vs 2014

Service charges and fees	$832	$829	$3
Gain on sale of loans (mortgage banking)	102	87	15
Loss on sale of loans, at lower of
cost or fair value	—	(7)	7
Bank owned life insurance	260	276	(16)
Securities gains	83	39	44
Other income	164	167	(3)
Total other income	$1,441	$1,391	$50

	Nine Months Ended September 30,		Change
(In thousands)	2015	2014	2015 vs 2014

Service charges and fees	$2,474	$2,231	$243
Gain on sale of loans (mortgage banking)	411	310	101
Gain on sale of loans	—	169	(169)
Bank owned life insurance	1,045	818	227
Securities gains	527	216	311
Other income	802	356	446
Total other income	$5,259	$4,100	$1,159

Service charges and fees for the three and nine months ended September 30, 2015 reflected improvement compared to the same periods last year, partially due to increased income associated with a new set of checking products put in place in the middle of 2014.

Index

For the three and nine months ended September 30, 2015, income from the sale of newly originated residential mortgage loans reflected improvement when compared to the same prior year periods. The volume of loans originated for sale were greater in the 2015 periods compared to the 2014 periods.

For the three months ended September 30, 2015, the Company recorded $260 thousand of Bank owned life insurance (BOLI) income as compared to $276 thousand for the same three months in 2014. BOLI income of $1.0 million for the nine months ended September 30, 2015 was $227 thousand higher when compared to the $818 thousand for the same period last year. The nine months ended September 30, 2015 included $285 thousand additional income related to a net life insurance death benefit under its BOLI policies.

Securities gains were $83 thousand for the September 2015 quarter compared to $39 thousand for the September 2014 quarter. Securities gains were $527 thousand for the nine months ended September 30, 2015 compared to $216 thousand for the same 2014 period. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk.

Other income of $164 thousand for the September 2015 quarter was $3 thousand lower than the September 2014 quarter. For the nine months ended September 30, 2015, other income of $802 thousand was $446 thousand higher than the same nine months in 2014. The nine months ended September 2015 quarter included $373 thousand of fee income related to the Company’s loan level / back-to-back swap program, which was implemented during the September 2015 quarter. The program utilizes mirror interest rate swaps, one directly with the commercial loan customer and one directly with a well-established counterparty. This enables a commercial loan customer to benefit from a fixed rate loan, while the Company records a floating rate loan. The program provides enhanced interest rate risk management, as well as the potential for fee income for the Company. While the Company cannot predict the amount of fee income that may be recognized each period, this program will be a part of ongoing operations.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended September 30,		Change
(In thousands)	2015	2014	2015 vs 2014
Salaries and employee benefits	$10,322	$9,116	$1,206
Premises and equipment	2,785	2,565	220
Other Operating Expenses:
FDIC assessment	416	349	67
Wealth management division
other expense	469	404	65
Professional and legal fees	678	413	265
Loan expense	90	119	(29)
Telephone	228	225	3
Advertising	154	162	(8)
Postage	94	99	(5)
Provision for ORE losses	250	—	250
Amortization of intangibles	31	—	31
Other operating expenses	1,382	1,241	141
Total operating expenses	$16,899	$14,693	$2,206

Index

	Nine Months Ended September 30,		Change
(In thousands)	2015	2014	2015 vs 2014
Salaries and employee benefits	$29,619	$27,054	$2,565
Premises and equipment	8,179	7,336	843
Other Operating Expenses:
FDIC assessment	1,329	928	401
Wealth management division
other expense	1,602	1,404	198
Professional and legal fees	2,029	1,383	646
Loan expense	279	342	(63)
Telephone	682	688	(6)
Advertising	618	369	249
Postage	286	294	(8)
Provision for ORE losses	250	400	(150)
Amortization of intangibles	51	—	51
Other operating expenses	4,009	3,765	244
Total operating expenses	$48,933	$43,963	$4,970

The Company’s total operating expenses were $16.9 million for the quarter ended September 30, 2015 compared to $14.7 million in the same 2014 quarter, reflecting a net increase of $2.2 million or 15 percent. The Company’s total operating expenses were $48.9 million for the nine months ended September 30, 2015 compared to $44.0 million in the same 2014 period, reflecting a net increase of $5.0 million or 11 percent. Salary and benefits expense increased in the 2015 periods compared to the same periods in 2014. In addition to normal salary increases and increased bonus/incentive accrual, the increase is largely due to the Company’s growth and its strategic hiring in line with the Company’s Strategic Plan, including private bankers, commercial bankers, wealth advisors, risk management professionals and various support staff. Also contributing to the increase is the acquisition of a wealth management company, which occurred in the second quarter of 2015.

Premises and equipment expense increased in the three and nine month 2015 periods when compared to the same periods last year. The increases were consistent with the Company’s continued growth.

Other expenses for the September 2015 periods increased when compared to the same 2014 periods. The current 2015 periods included: increased FDIC insurance expense due to the Company’s growth, and increased wealth management division expenses due to growth in that business coupled with the acquisition of WMC. Also, advertising/marketing expenses three and nine months ended September 30, 2015 increased when compared to 2014 largely due to the roll out of our brand awareness campaign. Professional fees also increased in 2015 associated with the Company’s growth and the acquisition of WMC.

Expense increases were generally planned and expected, and continue to track to the Strategic Plan. It is expected that the trend of higher operating expenses will continue during the remainder of 2015, as the Company brings on additional revenue producers, and continues to invest in infrastructure, in line with the Plan. Further, it is generally expected that revenue and profitability related to new revenue producers will lag those expenses by several quarters. It is important to note, however, that revenue growth has outpaced expense growth considerably.

The Company completed a comprehensive analysis of two branch locations and has decided to close two branch offices. The analysis included review of transaction volume; deposit source, mix and balances; deposit growth opportunities; market share; and profitability. The two branches located at 1038 Stelton Road in Piscataway (“Piscataway”) and at 54 Morris and Essex Turnpike on the Short Hills/Summit border (“Short Hills”) will be closed in December 2015. The Company plans on repositioning the Short Hills office as a non-branch financial services office. Due to the nature of the deposits in both locations, as well as the close proximity of the other Summit branch to the Short Hills location, the Company anticipates that the majority of deposits will be retained. The Company anticipates an approximate $2.4 million to $3.0 million pretax charge (approximately $1.5 million to $1.8 million after tax) in the fourth quarter of 2015 related to these closures.

Index

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

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the quarters ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Change
(In thousands)	2015	2014	2015 v 2014

Total fee income	$4,169	$3,661	$508
Salaries and benefits (1)	2,387	1,782	605
Other operating expense (1)	1,329	1,108	221

(1)	Expenses are included in the Operating Expenses discussion above.

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		Change
(In thousands)	2015	2014	2015 v 2014

Total fee income	$12,732	$11,420	$1,312
Salaries and benefits (1)	6,314	5,563	751
Other operating expense (1)	4,177	3,768	409

Assets under administration
(market value)	$3,250,835	$2,857,727	$393,108

(1)	Expenses are included in the Operating Expenses discussion above.

In the September 2015 quarter, the Private Wealth Management Division generated $4.2 million in fee income compared to $3.7 million for the September 2014 quarter, reflecting a 14 percent increase. For the nine months ended September 30, 2015, the Private Wealth Management Division generated $12.7 million in fee income compared to $11.4 million for the same period in 2014, reflecting an 11 percent increase. The market value of the assets under administration (AUA) of the wealth management division was $3.25 billion at September 30, 2015, up approximately 14 percent from $2.86 billion at September 30, 2014. The growth in fee income and AUA was due to the combination of the acquisition of a wealth management company in early May 2015, as well as new business and market appreciation. This was offset by investment value depreciation due to market conditions in the third quarter of 2015.

The Company continues to incorporate wealth into every conversation it has with all of the Company’s clients, across all business lines. The Company has expanded its wealth management team and will continue to grow its team and expand its products, services, and advice delivered to clients.

Index

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Private Wealth Management Division, operating expenses relative to the Private Wealth Management Division totaled $3.7 million and $2.9 million for the third quarters of 2015 and 2014, respectively, an increase of $826 thousand, or 29 percent. Operating expenses relative to the Private Wealth Management Division totaled $10.5 million and $9.3 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $1.2 million, or 12 percent. Increased expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel. Revenue and profitability related to the new personnel will generally lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated (in thousands):

	As of
	September 30,	June 30,	March 31,	Dec 31,	Sept. 30,
	2015	2015	2015	2014	2014
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	7,615	7,111	6,335	6,850	8,790
Other real estate owned	330	956	1,103	1,324	949
Total nonperforming assets	$7,945	$8,067	$7,438	$8,174	$9,739

Accruing TDRs	$14,609	$13,695	$13,561	$13,601	$13,045

Loans past due 30 through 89
days and still accruing	$2,748	$1,744	$2,481	$1,755	$2,278

Classified loans	$41,985	$38,676	$38,450	$35,809	$34,752

Impaired loans	$22,224	$20,806	$19,896	$20,451	$21,834

Nonperforming loans as a % of
total loans	0.27%	0.26%	0.26%	0.30%	0.43%
Nonperforming assets as a % of
total assets	0.24%	0.26%	0.26%	0.30%	0.39%
Nonperforming assets as a % of
total loans plus other real
estate owned	0.28%	0.29%	0.30%	0.36%	0.48%

The Company does not hold and has not made or invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES: The provision for loan losses was $1.6 million for the third quarter of 2015 and $1.2 million for the same quarter of 2014. For the nine months ended September 30, 2015 and 2014 the provision for loan losses was $5.2 million and $3.6 million, respectively. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $1.6 million in the third quarter of 2015 was primarily related to loan growth experienced by the Company, as well as greater qualitative factor allocations of the allowance to commercial and commercial real estate loans. Originations of commercial and commercial real estate loans have increased and these loans have historically carried a higher general reserve allocation than multifamily loans. In the third quarter of 2015, Management reevaluated the qualitative factors for these loan types and as a result of the evaluation, increased the allocations. In addition, the multifamily portfolio is more seasoned and the Company has reduced concentration risk by participating out more multifamily loans. Management reduced the qualitative factor allocations of the allowance for multifamily loans in the third quarter of 2015.

Index

The overall allowance for loan losses was $24.4 million as of September 30, 2015 compared to $19.5 million at December 31, 2014. As a percentage of loans, the allowance for loan losses was 0.85 percent as of September 30, 2015 and 0.87 percent as of December 31, 2014. The specific reserves on impaired loans have decreased to $505 thousand at September 30, 2015 compared to $957 thousand as of December 31, 2014. Total impaired loans were $22.2 million and $20.5 million as of September 30, 2015 and December 31, 2014, respectively. The general component of the allowance increased from $18.5 million at December 31, 2014 to $23.7 million at September 30, 2015. As a percentage of non-impaired loans, the general reserve declined three basis points to 0.84 percent at September 30, 2015 from 0.83 percent at December 31, 2014.

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands)	2015	2015	2015	2014	2014
Allowance for loan losses:
Beginning of period	$22,969	$20,816	$19,480	$18,299	$17,204
Provision for loan losses	1,600	2,200	1,350	1,250	1,150
Charge-offs, net	(195)	(47)	(14)	(69)	(55)
End of period	$24,374	$22,969	$20,816	$19,480	$18,299

Allowance for loan losses as
a % of total loans	0.85%	0.84%	0.85%	0.87%	0.90%
Allowance for loan losses as
a % of nonperforming loans	320.08%	323.01%	328.59%	284.38%	208.18%

INCOME TAXES: For the third quarters of 2015 and 2014, income tax expense as a percentage of pre-tax income was 39 and 38 percent, respectively. For the nine months ended September 30, 2015 and 2014, income tax expense as a percentage of pre-tax income was 39 percent for both periods.

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

Capital for the quarter ended September 30, 2015 was benefitted by net income of $5.4 million and by $4.3 million of voluntary share purchases in the Dividend Reinvestment Plan. Capital for the nine months ended September 30, 2015 was benefitted by net income of $15.6 million and by $8.1 million of voluntary share purchases in the Dividend Reinvestment Plan.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At September 30, 2015 and 2014, the Bank maintained capital levels which met or exceeded the levels required to be considered well capitalized under the regulatory framework for prompt corrective action.

Index

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well
			Capitalized Under		For Capital
			Prompt Corrective		Adequacy
	Actual		Action Provisions		Purposes
(In thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Total capital (to risk-weighted assets)	$286,570	13.48%	$212,638	10.00%	$170,111	8.00%

Tier I capital (to risk-weighted assets)	262,196	12.33	170,111	8.00	127,583	6.00

Common equity tier I (to risk-weighted assets)	262,196	12.33	138,215	6.50	95,687	4.50

Tier I capital (to average assets)	262,196	8.02	163,383	5.00	130,707	4.00

As of December 31, 2014:
Total capital (to risk-weighted assets)	$250,112	14.96%	$167,160	10.00%	$133,728	8.00%

Tier I capital (to risk-weighted assets)	230,632	13.80	100,296	6.00	66,864	4.00

Common equity tier I (to risk-weighted assets)	N/A	N/A	N/A	N/A	N/A	N/A

Tier I capital (to average assets)	230,632	8.74	131,895	5.00	105,516	4.00

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well
			Capitalized Under				For Capital
			Prompt Corrective				Adequacy
	Actual		Action Provisions				Purposes
(In thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio
As of September 30, 2015:
Total capital (to risk-weighted assets)	$288,944	13.59%	$	N/A	N/A	%	$171,141	8.00%

Tier I capital (to risk-weighted assets)	264,570	12.44		N/A	N/A		127,606	6.00

Common equity tier I (to risk-weighted assets)	264,570	12.44		N/A	N/A		95,704	4.50

Tier I capital (to average assets)	264,570	8.10		N/A	N/A		130,720	4.00

As of December 31, 2014:
Total capital (to risk-weighted assets)	$259,918	15.55%	$	N/A	N/A	%	$133,745	8.00%

Tier I capital (to risk-weighted assets)	240,439	14.38		N/A	N/A		66,873	4.00

Common equity tier I (to risk-weighted assets)	N/A	N/A		N/A	N/A		N/A	N/A

Tier I capital (to average assets)	240,439	9.11		N/A	N/A		105,544	4.00

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

Index

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Beginning with the August 19, 2015 dividend payment, shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock. The Reinvestment Plan provided $4.3 million of capital to the Company in the third quarter of 2015. The Plan provides a continuing source of capital.

As previously announced, on October 22, 2015, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 20, 2015 to shareholders of record on November 5, 2015.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $76.2 million at September 30, 2015. In addition, the Company had $220.9 million in securities designated as available for sale at September 30, 2015. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At September 30, 2015, unused borrowing commitments totaled $897.0 million from the FHLB, $110.0 million from the Federal Reserve Bank and $22.0 million from correspondent banks.

Loan growth of $632.2 million in the first nine months of 2015 was funded by customer deposit growth of $571.8 million, investment securities principal reductions and sales of $119.2 million, capital growth of $24.1 million, and various other deposits and borrowings.

Brokered interest-bearing demand (“overnight”) deposits continue to be maintained as an additional source of liquidity. The interest rate paid on these deposits allows the Bank to engage in interest rate swaps to hedge the asset-liability rate risk. These deposits increased to $243.0 million at September 30, 2015. The Company ensures ample available collateralized liquidity as a backup to these short term brokered deposits.

From a liquidity/funding perspective, such brokered deposits, at a cost of approximately 25 to 30 basis points, are generally a more cost effective alternative than other borrowings and do not require use of pledged collateral, as secured wholesale borrowings do. From a balance sheet management perspective, the rate paid on these short term brokered deposits is used as the basis to transact longer term interest rate swaps, basically extending repricing generally to five years for asset matching / interest rate risk management purposes. As of September 30, 2015, the Company has transacted pay fixed, receive floating interest rate swaps totaling $180.0 million notional amount.

Certificates of deposit have also been utilized more extensively in 2015 compared to prior periods. The majority of these deposits has been longer term and has generally been transacted as part of the Company’s interest rate risk management. These certificates of deposit are also a more cost effective alternative than other borrowings.

Index

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

During the third quarter of 2015, the Company transacted an additional $30 million in notional value of interest rate swaps, bringing the total notional value to $180 million as of September 30, 2015. The swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis and correlation analysis, daily mark-to-market and collateral posting as required. The Board is advised of all swap activity. In all of these swaps, the Company is receiving floating and paying fixed.

Index

In addition, during the second quarter of 2015, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes with a third party a swap, the terms of which fully offset the fixed exposure and result in a final floating rate exposure for the Company. As of September 30, 2015, $27.3 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of September 30, 2015. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2015.

In an immediate and sustained 200 basis point increase in market rates at September 30, 2015, net interest income for year 1 would decline approximately 4.9 percent, when compared to a flat interest rate scenario. In year 2 this sensitivity improves to an increase of 1.4 percent, when compared to a flat interest rate scenario. The sensitivity is positive for year 2 and beyond.

In an immediate and sustained 100 basis point decrease in market rates at September 30, 2015, net interest income would decline approximately 3.9 percent for year 1 and 6.7 percent for year 2, compared to a flat interest rate scenario.

Growth in medium and longer term CDs and transacting additional pay fixed/receive floating interest rate swaps, has benefitted the Company’s interest rate risk position in 2015.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at September 30, 2015.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$296,592	$(36,523)	(10.96)%	9.66%	(58.5)
+100	319,634	(13,481)	(4.05)	10.11	(13.7)
Flat interest rates	333,115	—	—	10.25	—
-100	333,160	45	0.01	10.03	(21.6)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Index

Management believes the Company’s interest rate risk position is reasonable.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2015).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

Index

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2015 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 9, 2015	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: November 9, 2015	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President, Chief Financial Officer
and Chief Accounting Officer