Form 10-K
period 2015-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2016-03-15
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015	Commission File No. 000-16197

PEAPACK-GLADSTONE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-2491488
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Hills Drive, Suite 300
Bedminster, NJ	07921
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (908) 234-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, No par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the shares held by unaffiliated stockholders was approximately $326 million on June 30, 2015.

As of March 7, 2016, 16,347,750 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) are incorporated by reference into Part III. The Company will file the 2016 Proxy Statement within 120 days of December 31, 2015.

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2015

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

Our wealth management clients include individuals, families, foundations, endowments, trusts and estates. Our commercial loan clients are business people, including business owners, professionals, retailers, contractors and real estate investors. Most forms of commercial lending are offered, including working capital lines of credit, term loans for fixed asset acquisitions, commercial mortgages, multifamily mortgages and other forms of asset-based financing.

In addition to commercial lending activities, we offer a wide range of consumer banking services, including: checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts held in certificates of deposit. We also offer residential and construction mortgages, home equity lines of credit and other second mortgage loans. Automated teller machines are available at 22 locations. Internet banking, including an online bill payment option and mobile phone banking, is available to clients.

Employees

As of December 31, 2015, the Company employed 316 full-time equivalent persons. Management considers relations with employees to be satisfactory.

Peapack-Gladstone Bank’s Private Wealth Management Division

The Bank’s Private Wealth Management Division, is one of the largest New Jersey-based trust and investment businesses with $3.32 billion of assets under administration as of December 31, 2015. It is headquartered in Bedminster, with additional private banking locations in Morristown, Princeton and Teaneck, NJ, as well as at the Bank’s subsidiary, PGB Trust & Investments of Delaware, in Greenville, DE. The Bank’s Private Wealth Management Division is known for its integrity, client service and broad range of fiduciary, investment management and tax services, designed specifically to meet the needs of high net-worth individuals, families, foundations and endowments.

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

Our Markets

Our current market is defined as the NY-NJ-PA metropolitan statistical area. Our primary market areas are located in New Jersey and New York City, among the most attractive banking markets in the United States, each with a total population exceeding 8.4 million and a median household income of $72,062 for New Jersey and $52,737 for New York City as of 2010-2014, compared to the U.S. median household income of $53,482 as of 2010-2014, according to estimates from the United States Census Bureau. Somerset County, where we are headquartered, is among one of the wealthiest in New Jersey, with a 2010-2014 median household income of $100,903 according to estimates from the United States Census Bureau. We believe that these markets have economic and competitive dynamics that are consistent with our objectives and favorable to executing our growth strategy.

Our Business Strategy

We began our growth strategy – Expanding Our Reach – in 2013 to principally address three industry headwinds:

•	that we believed the low interest rate and tight spread environment would likely continue;
•	that we believed costs associated with compliance and risk management would increase significantly; and
•	that we believed our clients would continue to shift from traditional branches in favor of electronic channels.

Through 2015 the key elements of our business strategy have included:

•	enhanced risk management;
•	expansion of our multifamily, and to a lesser extent our commercial real estate lending business;
•	expansion of our commercial and industrial (C&I) lending business through Private Bankers and/or Private Banking teams, who lead with deposit gathering and wealth management; and

expansion of our wealth management business.

In particular, we have focused on the following areas of our business:

•	Wealth Management. We have been in the wealth management business since 1972. The business adds significant value to our Company and differentiates us from many of our competitors. Conversations with all clients and potential clients across all lines of business have included and will continue to include a wealth management discussion. The market value of the assets under administration of the wealth management division was $3.32 billion at December 31, 2015.

•	Commercial Lending. We have been helping businesses emerge, expand and evolve for many years. Through 2015 we grew our multifamily and to a lesser extent other commercial real estate lending businesses. We introduced a more comprehensive C&I lending program designed to service individuals, professional service firms, foundations, and privately owned businesses. This C&I lending program, similar to our wealth management business, has been fully integrated into our private banking platform. Private bankers focus holistically on C&I lending, wealth advisory and deposit solutions to provide a high-touch, “white-glove” client service. Growth in 2016 and beyond will focus on C&I lending.

•	Retail Banking – Deposits. We see a lot of opportunity for growth in our core markets. We continued with the concept of high-touch relationship-style banking, which we introduced in 2013, to support the affluent segment of our branch network. Much like the private banking service model, this team has intimate knowledge of all Bank products and services and serves as the primary contact for clients seeking wealth, lending and deposit solutions. The structure of this team enables our existing branch network to maintain its primary objective of providing unique and unparalleled client service. Additionally, our private banking platform has and we believe it will continue to contribute significantly to our retail deposit growth, not only through stand-alone deposit relationships, but through comprehensive new relationships associated with C&I lending.

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

The Consumer Financial Protection Bureau (“CFPB”) took over responsibility over the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised in this area by their primary federal regulators (in the case of the Bank, the Federal Reserve Board (“FRB”)). The Dodd-Frank Act also gave the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices.

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, the CFPB issued a final rule amending Regulation Z to implement certain amendments to the Truth in Lending Act. The rule implemented statutory changes that lengthen the time for which a mandatory escrow account established for a higher-priced mortgage loan must be maintained.  The rule also exempted certain transactions from the statute’s escrow requirement. The CFPB issued a final rule implementing amendments to the Truth in Lending Act and the Real Estate Settlement Procedures Act.  The rule amended Regulation Z by expanding the types of mortgage loans that are subject to the protections of the Home Ownership and Equity Protections Act of 1994 (“HOEPA”), revised and expanded the tests for coverage under HOEPA, and imposed additional restrictions on mortgages that are covered by HOEPA, including a pre-loan counseling requirement.  The rule also amended Regulation Z and Regulation X by imposing other requirements related to homeownership counseling.

In addition, the CFPB amended Regulation B to implement changes to the Equal Credit Opportunity Act. The revisions to Regulation B require creditors to provide applicants with free copies of all appraisals and other written valuations developed in connection with an application for a loan to be secured by a first lien on a dwelling, and require creditors to notify applicants in writing that copies of appraisals will be provided to them promptly. The CFPB also amended Regulation Z to implement requirements and restrictions to the Truth in Lending Act concerning loan originator compensation, qualifications of, and registration or licensing of loan originators, compliance procedures for depository institutions, mandatory arbitration, and the financing of single-premium credit insurance.  These amendments revised or provided additional commentary on Regulation Z’s restrictions on loan originator compensation, including application of these restrictions to prohibitions on dual compensation and compensation based on a term of a transaction or a proxy for a term of a transaction, and to recordkeeping requirements.  This rule also established tests for when loan originators can be compensated through certain profits-based compensation arrangements. The amendments to § 1026.36(h) and (i) became effective on June 1, 2013, while the other provisions of the rule became effective on January 10, 2014.

The final rules also implemented the ability-to-repay and qualified mortgage (QM) provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also added an explicit maximum 43 percent debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet GSE, FHA and VA underwriting guidelines may, for a period not to exceed seven years, meet the QM definition without being subject to the 43 percent debt-to-income limits.

The CFPB may issue additional final rules regarding mortgages in the future. We cannot assure you that existing or future regulations will not have a material adverse impact on our residential mortgage loan business.

On December 10, 2013, the FRB, the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), the Commodity Futures Trading Commission (the “CFTC”) and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act, which generally became effective on July 21, 2015. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies.

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

In July 2013, the FRB published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Basel Rules. The FDIC and the OCC have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The Basel Rules implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act, as discussed below. The Basel Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the existing U.S. risk-based capital rules. The Basel Rules defined the components of capital and addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel Rules also addressed risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 Basel II capital accords. The Basel Rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel Rules became effective for us on January 1, 2015 (subject to phase-in periods for certain components).

The Basel Rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1,” or CET1, (ii) specified that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) applied most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expanded the scope of the reductions/adjustments from capital as compared to existing regulations.

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

When fully phased in on January 1, 2019, the Basel Rules will also require the Company and the Bank to maintain a 2.5% “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

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

Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items effective as of January 1, 2015. This election was made by the Company. The deductions and other adjustments to CET1 are being phased in incrementally between January 1, 2015 and January 1, 2018.

With respect to the Bank, the Basel Rules also revised the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each capital quality level (other than critically undercapitalized); (ii) increasing the minimum Tier 1 capital ratio requirement for each category; and (iii) requiring a leverage ratio of 5% to be well-capitalized. An institution will be classified as “well capitalized” if it (i) has a total risk-based capital ratio of at least 10.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 8.0 percent, (iii) has a CET1 ratio of at least 6.5 percent, (iv) has a Tier 1 leverage ratio of at least 5.0 percent, and (v) meets certain other requirements. An institution will be classified as “adequately capitalized” if it (i) has a total risk-based capital ratio of at least 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of at least 6.0 percent, (iii) has a CET1 ratio of at least 4.5 percent, (iv) has a Tier 1 leverage ratio of at least 4.0 percent, and (v) does not meet the definition of “well capitalized.” An institution will be classified as “undercapitalized” if it (i) has a total risk-based capital ratio of less than 8.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 6.0 percent, (iii) has a CETI ratio of less than 4.5 percent or (iv) has a Tier 1 leverage ratio of less than 4.0 percent. An institution will be classified as “significantly undercapitalized” if it (i) has a total risk-based capital ratio of less than 6.0 percent, (ii) has a Tier 1 risk-based capital ratio of less than 4.0 percent, (iii) has a CET1 ratio of less than 3.0 percent or (iv) has a Tier 1 leverage ratio of less than 3.0 percent. An institution will be classified as “critically undercapitalized” if it has a tangible equity to total assets ratio that is equal to or less than 2.0 percent. An insured depository institution may be deemed to be in a lower capitalization category if it receives an unsatisfactory examination rating. Similar categories apply to bank holding companies. When the capital conservation buffer is fully phased in, the capital ratios applicable to depository institutions under the Basel Rules will exceed the ratios to be considered well-capitalized under the prompt corrective action regulations.

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

The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2015 under the “prompt corrective action” regulations in effect as of such date.

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

In February 2011, as required by the Dodd-Frank Act, the FDIC approved a final rule that revised the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period. In addition, the final revisions eliminated the adjustment for secured borrowings, including Federal Home Loan Bank advances, and made certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The final rule also revised the assessment rate schedule to provide initial base assessment rates ranging from 5 to 35 basis points and total base assessment rates ranging from 2.5 to 45 basis points after adjustment.

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

As part of our expansion strategy, we plan to broaden and expand our commercial lending in both existing and new geographic markets. In addition, as part of our expansion strategy, we may add new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. We may invest significant time and resources to develop and market new lines of business and/or products and services. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting customer preferences may also impact the successful implementation of a new line of business or a new product or service. Additionally, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks could have a material adverse effect on our business, results of operations and financial condition.

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

Among the Dodd-Frank Act’s significant regulatory changes, it created the CFPB that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection.   The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the CFPB.  The Dodd-Frank Act also changes the scope of federal deposit insurance coverage, and increases the FDIC assessment payable by the Bank.  The CFPB and these other changes have increased, and will continue to increase, our regulatory compliance burden and costs and may restrict the financial products and services we offer to our clients.

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

Our businesses and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are often characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity.

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

Uncertainty in the financial markets in general continued during 2015. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

We are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

Much of our business is with clients located within Central and Northern New Jersey, as well as New York City. Our business loans are generally made to small to mid-sized businesses, most of whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers' ability to repay their loans and, consequently, adversely affect our financial condition and performance. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans under-secured, which could adversely affect our earnings.

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

There are certain risks inherent in making loans, including risks that the principal of or interest on the loan will not be repaid timely or at all or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of the loan portfolio. Finally, many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. At December 31, 2015, brokered deposits represented approximately 24.2% of our total deposits and equaled $710.7 million, comprised of the following: interest-bearing demand-brokered of $200.0 million, brokered certificates of deposits of $93.7 million and reciprocal deposits of $417.0 million. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on Federal Home Loan Bank borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth.

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

The fiscal position of the U.S. federal government may become uncertain. In addition to causing economic and financial market disruptions, any deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Any of these developments could materially adversely affect our business, financial condition, results of operations and prospects.

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

The short-term and long-term impact of the newly proposed regulatory capital rules is uncertain and we may experience difficulty in transitioning to new rules.

In July 2013, the FRB published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the “Basel Rules”. For a detailed description of the Basel Rules, please refer to Part I, Item 1, Business – “Governmental Policies and Legislation – Capital Requirements” of this Annual Report. The FDIC and the OCC have adopted substantially identical rules (in the case of the FDIC, as interim final rules). The Rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Basel III creates a new regulatory capital standard based on Tier 1 common equity and increases the minimum leverage and risk-based capital ratios applicable to all banking organizations. Basel III also changes how a number of the regulatory capital components are calculated. A significant increase in our capital requirement could reduce our growth and profitability and materially adversely affect our business, financial condition, results of operations and prospects.

In January 2016 we announced the amendment to our FR Y-9C and the Bank’s amendment of its call report FFIEC 041 to correct three of the Company’s and the Bank’s regulatory capital ratios. The reason for the amendment is to correct an error in the Company’s and the Bank’s calculation of risk-weighting of certain of the Bank’s multifamily loans. It was determined by Management that the Bank was not compliant with the clarified regulatory guidance relating to the risk-weighting of multifamily loans for call report purposes. As a result, certain of the Bank’s loans were risk-weighted at a 50% level when they should have been risk-weighted at the 100% level. While we believe that there are no other such errors, we can provide no assurances that we will not experience further difficulties in transitioning to new Basel III requirements and interpretations.

Inability to fulfill minimum capital requirements could limit our ability to conduct or expand our business, pay a dividend, or result in termination of our FDIC deposit insurance, and thus impact our financial condition, our results of operations, and the market value of our stock.

We are subject to the comprehensive, consolidated supervision and regulation set forth by the FRB. Such regulation includes, among other matters, the level of leverage and risk-based capital ratios we are required to maintain. Depending on general economic conditions, changes in our capital position could have a materially adverse impact on our financial condition and risk profile, and also could limit our ability to grow through acquisitions or otherwise. Compliance with regulatory capital requirements may limit our ability to engage in operations that require the intensive use of capital and therefore could adversely affect our ability to maintain our current level of business or expand.

Furthermore, it is possible that future regulatory changes could result in more stringent capital or liquidity requirements, including increases in the levels of regulatory capital we are required to maintain and changes in the way capital or liquidity is measured for regulatory purposes, either of which could adversely affect our business and our ability to expand. For example, federal banking regulations adopted under Basel III standards require bank holding companies and banks to undertake significant activities to demonstrate compliance with higher capital requirements. Any additional requirements to increase our capital ratios or liquidity could necessitate our liquidating certain assets, perhaps on terms that are unfavorable to us or that are contrary to our business plans. In addition, such requirements could also compel us to issue additional securities, thus diluting the value of our common stock.

In addition, failure to meet established capital requirements could result in the FRB placing limitations or conditions on our activities and further restricting the commencement of new activities. The failure to meet applicable capital guidelines could subject us to a variety of enforcement remedies available to the federal regulatory authorities, including limiting our ability to pay dividends; issuing a directive to increase our capital; and terminating our FDIC deposit insurance.   See “Capital Requirements” under Item 1, “Business” for a further discussion of the various capital requirements to which we are, and in the future may be, subject.

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

We rely heavily on communications and information systems to conduct our business, and provide clients with various products and services, including the ability to bank online. Despite positioning our communications and information systems environment to be capable of controlling, monitoring and proactively preventing security breaches, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our client involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any failure, interruption, or breach in security or operational integrity of our systems could also result in failures or disruptions in our general ledger, deposit, loan, and other systems, and could subject us to additional regulatory scrutiny. Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in our systems and could adversely affect our reputation.

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

We may lose lower-cost funding sources.

Checking, savings, and money market deposit account balances and other forms of client deposits can decrease when clients perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve clients and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

We may also be subject to disruptions of our systems arising from events that are wholly or partially beyond our control (including, for example, computer viruses or electrical or telecommunications outages), which may give rise to losses in service to clients and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.

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

From time to time as part of the Company’s normal course of business, clients make claims and take legal action against the Company based on its actions or inactions. If such claims and legal actions are not resolved in a manner favorable to the Company, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services. This may also impact client demand for the Company’s products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on its financial condition and results of operations.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company owns 9 branches and leases 11 branches. The Company leases an administrative and operations office building in Bedminster, New Jersey, two private banking offices in Princeton and Teaneck, New Jersey and a trust office in Greenville, Delaware.

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

			Dividend
2015	High	Low	Per Share
1st QUARTER	$21.84	$17.50	$0.05
2nd QUARTER	22.89	19.96	0.05
3rd QUARTER	22.97	19.93	0.05
4th QUARTER	23.82	19.05	0.05

			Dividend
2014	High	Low	Per Share
1st QUARTER	$22.78	$18.28	$0.05
2nd QUARTER	22.21	18.29	0.05
3rd QUARTER	22.00	17.40	0.05
4th QUARTER	19.25	17.16	0.05

Future dividends payable by the Company will be determined by the Board of Directors after consideration of earnings and financial condition of the Company, need for capital and such other matters as the Board of Directors deems appropriate. The payment of dividends is subject to certain restrictions, see Part I, Item 1, “Business - Restrictions on the Payment of Dividends.”

Performance

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2010 in (a) the Company’s common stock; (b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks). The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Peapack-Gladstone Financial Corporation

		Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Peapack-Gladstone Financial Corporation	100.00	83.76	111.26	152.78	150.02	168.25
Russell 3000	100.00	101.03	117.61	157.07	176.79	177.64
KBW NASDAQ Bank	100.00	76.82	102.19	140.78	153.96	154.73

On December 31, 2015, the last reported sale price of the Common Stock was $20.62. Also, on March 7, 2016, there were approximately 791 registered shareholders of record.

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

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013	2012	2011
Summary earnings:
Interest income	$99,142	$75,575	$57,053	$56,090	$56,051
Interest expense	14,690	7,681	4,277	4,687	7,136
Net interest income	84,452	67,894	52,776	51,403	48,915
Provision for loan losses	7,100	4,875	3,425	8,275	7,250
Net interest income after provision
for loan losses	77,352	63,019	49,351	43,128	41,665
Wealth management income	17,039	15,242	13,838	12,282	10,686
Other income, exclusive of securities gains, net	6,148	5,305	5,917	5,211	4,993
Securities gains, net	527	260	840	3,810	1,037
Total expenses	68,926	59,540	55,183	48,330	44,399
Income before income tax expense	32,140	24,286	14,763	16,101	13,982
Income tax expense	12,168	9,396	5,502	6,405	1,814
Net income	19,972	14,890	9,261	9,696	12,168
Dividends on preferred stock and accretion	—	—	—	474	1,228
Net income available to common shareholders	$19,972	$14,890	$9,261	$9,222	$10,940

Per share data:
Earnings per share-basic	$1.31	$1.23	$1.02	$1.05	$1.25
Earnings per share-diluted	1.29	1.22	1.01	1.05	1.25
Cash dividends declared	0.20	0.20	0.20	0.20	0.20
Book value end-of-period	17.61	16.36	14.79	13.90	12.47

Basic weighted average shares outstanding	15,187,637	12,065,615	9,094,111	8,780,973	8,741,209
Common stock equivalents (dilutive)	247,359	106,492	82,688	47,501	1,061
Fully diluted weighted average shares outstanding	15,434,996	12,172,107	9,176,799	8,828,474	8,742,270

Balance sheet data (at period end):
Total assets	$3,364,659	$2,702,397	$1,966,948	$1,667,836	$1,600,335
Investment securities held to maturity	—	—	—	—	100,719
Securities available to sale	195,630	332,652	268,447	304,479	319,520
FHLB and FRB stock, at cost	13,984	11,593	10,032	4,639	4,569
Total loans	2,913,242	2,250,267	1,574,201	1,132,584	1,038,345
Allowance for loan losses	25,856	19,480	15,373	12,735	13,223
Total deposits	2,935,470	2,298,693	1,647,250	1,516,427	1,443,892
Total shareholders’ equity	275,676	242,267	170,657	122,057	122,971
Cash dividends:
Common	3,100	2,414	1,802	1,774	1,765
Preferred	—	—	—	112	823
Assets under administration at Wealth
Management Division (market value)	3,321,624	2,986,623	2,690,601	2,303,612	1,957,146

	Years Ended December 31,
	2015	2014	2013	2012	2011
Selected performance ratios:
Return on average total assets	0.64%	0.63%	0.54%	0.61%	0.79%
Return on average common shareholders’ equity	7.71	7.96	7.37	8.03	10.74
Dividend payout ratio	15.52	16.21	19.46	19.24	16.13
Average equity to average assets ratio	8.30	7.94	7.26	7.25	7.64

Net interest margin	2.80	3.01	3.26	3.50	3.47
Non-interest expenses to average assets	2.21	2.53	3.19	3.04	2.90
Non-interest income to average assets	0.76	0.88	1.19	1.34	1.09

Asset quality ratios (at period end):
Nonperforming loans to total loans	0.23%	0.30%	0.42%	1.04%	1.85%
Nonperforming assets to total assets	0.22	0.30	0.44	0.91	1.65
Allowance for loan losses to nonperforming loans	383.22	284.38	231.87	108.55	68.83
Allowance for loan losses to total loans	0.89	0.87	0.98	1.12	1.27
Net charge-offs to average loans
Plus other real estate owned	0.03	0.04	0.06	0.80	0.86

Liquidity and capital ratios:
Average loans to average deposits	98.26%	92.55%	83.05%	76.39%	70.15%
Total shareholders’ equity to total assets	8.19	8.96	8.68	7.32	7.68

Total capital to risk-weighted assets *	11.40	15.55	15.33	13.08	13.76
Tier 1 capital to risk-weighted assets	10.42	14.38	14.07	11.83	12.51
Common equity tier 1 capital ratio to risk-
weighted assets	10.42	N/A	N/A	N/A	N/A
Tier 1 leverage ratio	8.10	9.11	9.00	7.27	7.73

* The Company discovered in late 2015 an error in its risk rating of multifamily loans, which was corrected for all periods in 2015. For periods prior to 2015, any adjustment due to the error in risk rating is not reflected and the capital ratios for those periods reflect the “as reported” ratios. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” for further explanation.

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

For the year ended December 31, 2015, the Company recorded net income of $19.97 million, and diluted earnings per share of $1.29 compared to $14.89 million and $1.22, respectively, for the same twelve month period last year, reflecting increases of $5.08 million or 34 percent and $0.07 per share or 6 percent, respectively. During the fourth quarter of 2015 the Company recorded $2.5 million of charges related to the closure of two branch offices, as previously announced. These charges reduced pretax income by $2.5 million, net income by $1.6 million, and earnings per share by approximately $0.10 per share. During 2015, the Company continued to focus on executing its Strategic Plan – known as “Expanding Our Reach” – which focuses on the client experience and organic growth across all lines of business. The Strategic Plan calls for expansion of existing lines of business, and establishment of a new commercial and industrial (“C&I”) lending platform, through the use of private bankers, who lead with deposit gathering and wealth management discussions.

In addition to continuing to execute the Strategic Plan, the following are additional highlights for 2015:

•	Total end of year loan balances for the Company were $2.9 billion. This level reflected an increase of $663 million, or 29 percent, from the balance at December 31, 2014.
•	Total “customer” deposits (defined as deposits excluding brokered CDs and brokered “overnight” interest-bearing demand deposits) at the end of 2015 were $2.64 billion, reflecting an increase of $663 million, or 33 percent, from the balance at December 31, 2014.
•	At December 31, 2015, the market value of assets under administration at the Private Wealth Management Division of the Bank was $3.32 billion, reflecting an increase of 11 percent from the balance at December 31, 2014 and included the acquisition of a wealth management company in the second quarter of 2015.
•	Asset quality metrics continue to be strong. Nonperforming assets declined in both dollars and as a percentage of assets to 0.22 percent of total assets as of December 31, 2015, compared to 0.30 percent of total assets as of December 31, 2014.
•	The book value per share at December 31, 2015 of $17.61 reflected improvement when compared to $16.36 at December 31, 2014.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “PGC.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2015, contains a summary of the Company’s significant accounting policies.

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

The Company accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into Accounting Standards Codification (“ASC”) 320. Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment risk, liquidity or other factors. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. As of December 31, 2015 and 2014, all securities were classified as available for sale.

Securities are evaluated on at least a quarterly basis to determine whether a decline in value is other-than-temporary. To determine whether a decline in value is other-than-temporary, Management considers the reasons underlying the decline, the near-term prospects of the issuer, the extent and duration of the decline and whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the amount of the impairment is split into two components – other-than-temporary impairment related to credit loss, which must be recognized through earnings. No impairment charges were recognized in 2015, 2014 or 2013. For equity securities, the entire amount of impairment is recognized through earnings.

EARNINGS SUMMARY:

The following table presents certain key aspects of our performance for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,			Change
(Dollars in thousands, except per share data)	2015	2014	2013	2015 v 2014	2014 v 2013
Results of Operations:
Interest income	$99,142	$75,575	$57,053	$23,567	$18,522
Interest expense	14,690	7,681	4,277	7,009	3,404
Net interest income	84,452	67,894	52,776	16,558	15,118
Provision for loan losses	7,100	4,875	3,425	2,225	1,450
Net interest income after provision
for loan losses	77,352	63,019	49,351	14,333	13,668
Wealth management fee income	17,039	15,242	13,838	1,797	1,404
Other income	6,675	5,565	6,757	1,110	(1,192)
Total operating expense	68,926	59,540	55,183	9,386	4,357
Income before income tax expense	32,140	24,286	14,763	7,854	9,523
Income tax expense	12,168	9,396	5,502	2,772	3,894
Net income	$19,972	$14,890	$9,261	$5,082	$5,629

Per Share Data:
Basic earnings per common share	$1.31	$1.23	$1.02	$0.08	$0.21
Diluted earnings per common share	1.29	1.22	1.01	0.07	0.21

Average common shares outstanding	15,187,637	12,065,615	9,094,111	3,122,022	2,971,504
Diluted average common shares
outstanding	15,434,996	12,172,107	9,176,799	3,262,889	2,995,308

Average common equity to
average assets	8.30%	7.94%	7.26%	0.36%	0.68%
Return on average assets	0.64	0.63	0.54	0.01	0.09
Return on average common equity	7.71	7.96	7.37	(0.25)	0.59

Selected Balance Sheet Ratios:
Total capital to risk-weighted assets	11.40%	15.55%	15.33%	(4.15)%	0.22%
Leverage ratio	8.10	9.11	9.00	(1.01)	0.11
Average loans to average deposits	98.26	92.55	83.05	5.75	9.50
Allowance for loan losses to total
loans	0.89	0.87	0.98	(0.01)	(0.11)
Allowance for loan losses to
nonperforming loans	383.22	284.38	231.87	98.84	52.51
Nonperforming loans to total loans	0.23	0.30	0.42	(0.08)	(0.12)
Noninterest bearing deposits to
total deposits	14.30	15.94	21.62	(1.64)	(5.68)
Time deposits to total deposits	17.99	14.38	9.52	3.61	4.86

2015 compared to 2014

The Company recorded net income $19.97 million and diluted earnings per share of $1.29 for the year ended December 31, 2015 compared to net income of $14.89 million and diluted earnings per share of $1.22 for the year ended December 31, 2014. These results produced a return on average assets of 0.64 percent and 0.63 percent in 2015 and 2014, respectively, and a return on average shareholders’ equity of 7.71 percent and 7.96 percent in 2015 and 2014, respectively.

The increase in net income for the 2015 year were due to higher net interest income and other income, offset by an increased provision for loan losses and other operating expenses when compared to 2014. Higher operating expenses were principally due to costs associated with the Strategic Plan and a branch restructuring charge, described in the “Overview” section above.

2014 compared to 2013

For the year ended December 31, 2014, the Company recorded net income of $14.89 million and diluted earnings per share of $1.22 compared to net income of $9.26 million and diluted earnings per share of $1.01 for the year ended December 31, 2013. These results produced a return on average assets of 0.63 percent and 0.54 percent in 2014 and 2013, respectively, and a return on average shareholders’ equity of 7.96 percent and 7.37 percent in 2014 and 2013, respectively.

Earnings for the 2014 year were benefitted by higher net interest income, offset by a higher provision for loan losses and by higher other operating expenses when compared to 2013. Higher operating expenses were principally due to costs associated with the Strategic Plan, described in the “Overview” section above.

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

The following table summarizes the Company’s net interest income and related spread and margin for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013
Net interest income	$84,452	$67,894	$52,776
Interest rate spread	2.69%	2.92%	3.18%
Net interest margin	2.80	3.01	3.26

The following table compares the average balance sheets, net interest spreads and net interest margins for the years ended December 31, 2015, 2014 and 2013 (on a fully tax-equivalent basis-“FTE”):

Year Ended December 31, 2015

	Average	Income/Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$231,152	$4,079	1.76%
Tax-exempt (1)(2)	31,158	858	2.75
Loans held for sale	1,144	55	4.81
Loans (2)(3):
Mortgages	465,803	15,189	3.26
Commercial mortgages	1,718,097	61,286	3.57
Commercial	404,908	15,101	3.73
Commercial construction	3,679	156	4.24
Installment	32,774	1,096	3.34
Home Equity	51,227	1,657	3.23
Other	518	48	9.27
Total loans	2,677,006	94,533	3.53
Federal funds sold	101	—	0.10
Interest-earning deposits	95,287	204	0.21
Total interest-earning assets	3,035,848	$99,729	3.29%
Noninterest-earning assets:
Cash and due from banks	7,445
Allowance for loan losses	(22,550)
Premises and equipment	31,771
Other assets	67,915
Total noninterest-earning assets	84,581
Total assets	$3,120,429
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$741,199	$1,495	0.20%
Money markets	746,329	2,047	0.27
Savings	116,289	64	0.06
Certificates of deposit - retail	354,626	4,411	1.24
Subtotal interest-bearing deposits	1,958,443	8,017	0.41
Interest-bearing demand - brokered	268,414	2,534	0.94
Certificates of deposit - brokered	102,937	2,034	1.98
Total interest-bearing deposits	2,329,794	12,585	0.54
Borrowed funds	113,027	1,602	1.42
Capital lease obligation	10,452	503	4.81
Total interest-bearing liabilities	2,453,273	14,690	0.60%
Noninterest-bearing liabilities:
Demand deposits	394,567
Accrued expenses and other liabilities	13,530
Total noninterest-bearing liabilities	408,097
Shareholders’ equity	259,059
Total liabilities and shareholders’ equity	$3,120,429
Net interest income		$85,039
Net interest spread			2.69%
Net interest margin (4)			2.80%
1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2014

		Income/
	Average	Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$212,038	$4,156	1.96%
Tax-exempt (1)(2)	52,015	1,160	2.23
Loans held for sale	1,029	48	4.66
Loans (2)(3):
Mortgages	489,941	16,524	3.37
Commercial mortgages	1,156,369	44,319	3.83
Commercial	171,701	6,818	3.97
Commercial construction	5,996	262	4.37
Installment	24,223	969	4.00
Home Equity	48,055	1,550	3.23
Other	571	53	9.28
Total loans	1,896,856	70,495	3.72
Federal funds sold	101	—	0.10
Interest-earning deposits	111,554	248	0.22
Total interest-earning assets	2,273,593	$76,107	3.35%
Noninterest-earning assets:
Cash and due from banks	6,475
Allowance for loan losses	(17,462)
Premises and equipment	31,220
Other assets	60,474
Total noninterest-earning assets	80,707
Total assets	$2,354,300
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$498,408	$782	0.16%
Money markets	680,760	1,612	0.24
Savings	114,702	59	0.05
Certificates of deposit - retail	162,418	1,522	0.94
Subtotal interest-bearing deposits	1,456,288	3,975	0.27
Interest-bearing demand – brokered	128,855	306	0.24
Certificates of deposit – brokered	97,944	1,384	1.41
Total interest-bearing deposits	1,683,087	5,665	0.34
Borrowed funds	95,713	1,533	1.60
Capital lease obligation	10,085	483	4.79
Total interest-bearing liabilities	1,788,885	7,681	0.43%
Noninterest-bearing liabilities:
Demand deposits	366,424
Accrued expenses and other liabilities	11,960
Total noninterest-bearing liabilities	378,384
Shareholders’ equity	187,031
Total liabilities and shareholders’ equity	$2,354,300
Net interest income		$68,426
Net interest spread			2.92%
Net interest margin (4)			3.01%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2013

		Income/
	Average	Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$230,158	$4,606	2.00%
Tax-exempt (1)(2)	53,038	1,307	2.46
Loans held for sale	5,498	285	5.18
Loans (2)(3):
Mortgages	526,643	18,616	3.53
Commercial mortgages	576,776	24,684	4.28
Commercial	109,331	5,082	4.65
Commercial construction	8,956	427	4.77
Installment	20,458	902	4.41
Home Equity	47,489	1,542	3.25
Other	594	58	9.76
Total loans	1,290,247	51,311	3.98
Federal funds sold	101	—	0.10
Interest-earning deposits	60,685	152	0.25
Total interest-earning assets	1,639,727	$57,661	3.52%
Noninterest-earning assets:
Cash and due from banks	5,970
Allowance for loan losses	(13,653)
Premises and equipment	29,312
Other assets	69,197
Total noninterest-earning assets	90,826
Total assets	$1,730,553
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$358,316	$308	0.09%
Money markets	578,819	1,048	0.18
Savings	113,914	59	0.05
Certificates of deposit - retail	162,921	1,763	1.08
Subtotal interest-bearing deposits	1,213,970	3,178	0.26
Interest-bearing demand - brokered	8,387	15	0.18
Certificates of deposit – brokered	5,000	60	1.20
Total interest-bearing deposits	1,227,357	3,253	0.27
Borrowed funds	32,894	603	1.83
Capital lease obligation	8,855	421	4.75
Total interest-bearing liabilities	1,269,106	4,277	0.34%
Noninterest-bearing liabilities:
Demand deposits	326,286
Accrued expenses and other liabilities	9,460
Total noninterest-bearing liabilities	335,746
Shareholders’ equity	125,701
Total liabilities and shareholders’ equity	$1,730,553
Net interest income		$53,384
Net interest spread			3.18%
Net interest margin (4)			3.26%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Year Ended 2015 Compared with 2014			Year Ended 2014 Compared with 2013
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$(124)	$(255)	$(379)	$(325)	$(272)	$(597)
Loans	28,383	(4,345)	24,038	23,811	(4,627)	19,184
Loans held for sale	5	2	7	(208)	(29)	(237)
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	(34)	(10)	(44)	116	(20)	96
Total interest income	$28,230	$(4,608)	$23,622	$23,394	$(4,948)	$18,446
LIABILITIES:
Checking	$655	$58	$713	$428	$46	$474
Money market	303	132	435	315	249	564
Savings	(6)	11	5	—	—	—
Certificates of deposit - retail	2,276	613	2,889	(3)	(238)	(241)
Certificates of deposit - brokered	71	579	650	1,310	14	1,324
Interest bearing demand brokered	1,326	902	2,228	286	5	291
Borrowed funds	72	(3)	69	1,075	(145)	930
Capital lease obligation	17	3	20	57	5	62
Total interest expense	$4,714	$2,295	$7,009	$3,468	$(64)	$3,404
Net interest income	$23,516	$(6,903)	$16,613	$19,926	$(4,884)	$15,042

2015 compared to 2014

Net interest income, on a fully tax-equivalent basis, grew $16.6 million, or 24 percent, in 2015 to $85.0 million from net interest income of $68.4 million in 2014. The net interest margin was 2.80 percent and 3.01 percent for the years ended December 31, 2015 and 2014, respectively, a decrease of 21 basis points year over year. Net interest income increased in 2015 due to an increase in loan volumes, especially multifamily mortgages and commercial loans, offset by declines in the average investment portfolios, as well as the effect of lower market rates on loans and investments. The net interest margin for 2015 was impacted by the effect of low market yields, competitive pressures in attracting new loans and deposits, and the maintenance of larger interest bearing deposit/cash balances. The Company expects continued loan growth, albeit at a much lower rate than in the past two years, in this lower market rate and competitive environment in future periods.

On a fully tax-equivalent basis, interest income on earning assets increased $23.6 million, or 31 percent, to $99.7 million in 2015 from $76.1 million in 2014. Average earning assets for the year ended December 31, 2015 totaled $3.04 billion compared to $2.27 billion for the same period of 2014, an increase of $762 million or 34 percent over 2014 average earning assets. The average rate earned on earning assets was 3.29 percent in 2015, compared to 3.35 percent in 2014, a decrease of 6 basis points.

Average interest-bearing liabilities for the year ended December 31, 2015, totaled $2.45 billion, an increase of $664 million, or 37 percent, over the average interest-bearing liabilities for 2014 of $1.79 billion. The average rate paid increased to 0.60 percent for 2015 from 0.43 percent for 2014. The increase in the average rate on interest-bearing liabilities was due to competitive pressures in attracting new deposits to support loan growth, as well as the growth of brokered certificates of deposits and the effect of interest rate swaps. The increase in the average rate paid on interest-bearing demand-brokered deposits is primarily due to interest paid on the $180.0 million notional principal in interest rate swaps that the Company is using to hedge against future rises in interest rates. These swaps resulted in an increase of approximately $1.6 million in interest expense, or an additional 0.59 percent in the average rate paid. Brokered certificates of deposit are generally medium/longer term and have been used in the Company’s interest rate risk management practices. The Company utilized a diverse funding mix to meet its funding needs to manage interest rate risk, as well as to retain a higher level of liquidity on its balance sheet.

The average balance of borrowings was $113.0 million for 2015 compared to $95.7 million during 2014, an increase of $17.3 million. Average overnight borrowings increased $16.7 million during 2015 to $29.3 million. The average rates paid on total borrowings was 1.42 percent during 2015 compared to 1.60 percent during 2014, a decrease of 18 basis points. The average rates paid on the Company’s overnight borrowings during 2015 was 0.36 percent compared to 0.38 percent during 2014, while the average rates paid on Federal Home Loan Bank advances was 1.78 percent in 2015 and 2014. The decrease in the overall rate on borrowings is a result of higher utilization of overnight borrowings.

The average balance on capital lease obligations was $10.5 million and $10.1 million during 2015 and 2014, respectively, while the average rate paid on capital lease obligations was 4.81 percent and 4.79 percent in 2015 and 2014, respectively.

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

The average balance of borrowings was $95.7 million for 2014 compared to $32.9 million during 2013, an increase of $62.8 million. Average Federal Home Loan Bank advances increased during 2014 to $83.7 million as the Company utilized medium term, fixed rate FHLB advances, from time to time, as an interest rate risk management tool. Average overnight borrowings increased $7.3 million during 2014 to $12.7 million. The average rates paid on total borrowings was 1.60 percent during 2014 compared to 1.83 percent during 2013, a decrease of 23 basis points. The average rates paid on the Company’s overnight borrowings during 2014 was 0.38 percent compared to 0.35 percent during 2013, while the average rates paid on Federal Home Loan Bank advances was 1.78 percent and 2.28 percent in 2014 and 2013, respectively.

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

At December 31, 2015, the Company had investment securities available for sale with a fair value of $195.6 million compared with $332.7 million at December 31, 2014. Net unrealized gains (net of income tax) of $408 thousand and $1.3 million were included in shareholders’ equity at December 31, 2015 and 2014, respectively.

The carrying value of investment securities available for sale for the years ended December 31, 2015, 2014 and 2013 are shown below:

(In thousands)	2015	2014	2013
U.S. treasury and U.S. government-
sponsored entity bonds	$—	$35,670	$14,770
Mortgage-backed securities-residential
(principally U.S. government-sponsored
entities)	160,607	242,289	189,080
SBA pool securities	7,520	7,944	—
State and political subdivision	22,029	41,394	59,343
Single-issuer trust preferred security	2,535	2,400	2,370
CRA investment fund	2,939	2,955	2,884

Total	$195,630	$332,652	$268,447

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of December 31, 2015:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$—	$—	$—	$—	$—
sponsored entity bonds	—%	—%	—%	—%	—%
Mortgage-backed securities-	$13	$15,028	$52,103	$93,463	$160,607
residential (1)	5.06%	2.84%	1.80%	1.65%	1.81%
SBA pool securities	$—	$—	$—	$7,520	7,520
	—%	—%	—%	0.49%	0.49%
State and political subdivisions (2)	$7,167	$8,484	$5,220	$1,158	$22,029
	1.87%	3.43%	4.77%	5.34%	3.32%
Single-issuer trust preferred security (1)	$—	$—	$—	$2,535	$2,535
	—%	—%	—%	1.13%	1.13%
Total	$7,180	$23,512	$57,323	$104,676	$192,691
	1.88%	3.05%	2.07%	1.59%	1.91%

(1)	Shown using stated final maturity
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies. The combined average balance of these investments during 2015 was $95.4 million compared to $111.7 million in 2014.

LOANS: The loan portfolio represents the largest portion of the Company’s earning assets and is the primary source of interest and fee income. Loans are primarily originated in the State of New Jersey and, the boroughs of New York City area and, to a lesser extent, Pennsylvania. Forty nine percent of the total loan portfolio is concentrated in multifamily mortgages and fourteen percent of the total loan portfolio is concentrated in commercial mortgages. The discussion below excludes $82.2 million of performing multifamily loans held for sale, as of December 31, 2015, at lower of cost or fair value.

Total loans were $2.91 billion and $2.25 billion at December 31, 2015 and 2014, respectively, an increase of $663.0 million, or 29 percent, over the previous year. During 2015, commercial mortgages and multifamily mortgages increased $441.1 million, or 32 percent, due to a company-wide focus on this type of business in both the New Jersey and the boroughs of New York City markets as well as continued demand from borrowers looking to refinance multifamily and other commercial mortgages held by other institutions. Commercial loans totaled $512.9 million at December 31, 2015, increasing $204.1 million, or 66 percent, from 2014, as the Company introduced a comprehensive C&I lending program in 2013 and added seasoned bankers focused on C&I lending in both 2014 and 2015, as well as a seasoned head of C&I lending in early 2015. This resulted in robust growth during the current year. Residential mortgage loans totaled $470.9 million at December 31, 2015, an increase of $4.1 million, or 1 percent, from 2014. Throughout 2015 and continuing a trend that began in the middle of 2013 with an increase in mortgage rates, the Company experienced continued low levels of residential mortgage loans originations for which Management had expected and planned. Additionally, a shift in the

Company’s strategy, emphasizing shorter duration mortgage loans for relationship purposes and de-emphasizing origination for sale, also contributed to lower levels of residential mortgages.

The following table presents an analysis of outstanding loans by loan type, net of unamortized discounts and deferred loan origination costs, as of December 31,

(In thousands)	2015	2014	2013	2012	2011
Residential mortgage	$470,869	$466,760	$532,911	$515,014	$498,482
Multifamily mortgage	1,416,775	1,080,256	541,503	161,705	104,056
Commercial mortgage	413,118	308,491	290,494	258,381	226,503
Commercial loans	512,886	308,743	131,795	115,372	123,845
Commercial-construction	1,401	5,998	5,893	9,328	13,713
Home equity lines of credit	52,649	50,141	47,905	49,635	50,291
Consumer and other loans	45,544	29,878	23,700	23,149	21,455
Total loans	$2,913,242	$2,250,267	$1,574,201	$1,132,584	$1,038,345

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2015:

	Within	After 1 But	After
(In thousands)	One Year	Within 5 Years	5 Years	Total
Residential mortgage	$146,562	$227,688	$96,619	$470,869
Commercial mortgage	332,040	1,210,341	287,512	1,829,893
Commercial loans	367,548	108,206	37,132	512,886
Commercial-construction	1,401	—	—	1,401
Home equity lines of credit	52,649	—	—	52,649
Consumer and other loans	32,154	8,975	4,415	45,544
Total loans	$932,354	$1,555,210	$425,678	$2,913,242

The following table presents the loans, by loan type, that have a predetermined interest rate and an adjustable interest rate due after one year at December 31, 2015:

	Predetermined	Adjustable
(In thousands)	Interest Rate	Interest Rate
Residential mortgage	$216,891	$165,364
Commercial mortgage	154,676	1,601,880
Commercial loans	46,852	80,627
Commercial construction	1,249	—
Consumer loans	17,182	13
Total loans	$436,850	$1,847,884

The Company has not made nor invested in subprime loans or “Alt-A” type mortgages. At December 31, 2015, there were no commitments to lend additional funds to borrowers whose loans are classified as nonperforming.

Consistent with the Company’s balance sheet management strategy, the Company sold approximately $200 million of performing multifamily mortgages through loan participations in 2015. In addition, the Company had $82.2 million of performing multifamily loans classified as loans held for sale, at lower of cost or fair value as of December 31, 2015.

The geographic breakdown of the Multifamily portfolio, net of participated multifamily loans, at December 31, 2015 is as follows:

(Dollars in thousands)
New Jersey	$638,504	45%
New York	635,880	45
Pennsylvania	142,391	10
Total Multifamily	$1,416,775	100%

A further breakdown of the multifamily portfolio by County within each respective State is as follows:

New Jersey		New York		Pennsylvania
Essex County	22%	Bronx County	58%	Philadelphia	55%
Hudson County	23	New York		Bucks County	21
Passaic County	8	City	21	All other PA
Bergen County	7	Kings County	14	Counties	24
Monmouth County	7	All other NY
All other NJ Counties	33	Counties	7
Total	100%	Total	100%	Total	100%

Principal types of owner occupied commercial real estate properties, included in commercial loans on the balance sheet, at December 31, 2015 are:

(Dollars in thousands)
Office Buildings/Office Condominiums	$24,684	14%
Medical Offices	24,304	14
Industrial (including Warehouse)	21,751	12
Healthcare	20,227	12
Retail Buildings/ Shopping Centers	15,876	9
Auto Dealerships	14,777	8
Recreational Facilities	11,878	7
Schools	7,314	4
Restaurants	7,025	4
Other Owner Occupied CRE Properties	28,440	16
Total Owner Occupied CRE Loans	$176,276	100%

Principal types of non-owner occupied commercial real estate properties at December 31, 2015 are:

(Dollars in thousands)
Retail Buildings/ Shopping Centers	$168,979	30%
Hotels and Hospitality	100,518	18
Office Buildings/Office Condominiums	79,687	14
Mixed Use (Retail / Office)	41,201	7
Medical Offices	41,130	7
Mixed Use (Commercial / Residential)	35,544	6
Healthcare	33,971	6
Senior Housing	24,177	4
Industrial (including Warehouse)	21,871	4
Other Non-Owner Occupied CRE Properties	21,771	4
Total Non-Owner Occupied CRE Loans	$568,849	100%

DEPOSITS: At December 31, 2015 and 2014, the Company reported total deposits of $2.94 billion and $2.30 billion, an increase of $636.8 million, or 27.7 percent, year over year. The Company’s strategy is to fund a majority of loan growth with core deposits, which is an important factor in the generation of net interest income. The Company’s average deposits for 2015 increased $674.9 million, or 32.9 percent, over 2014 average levels to $2.72 billion. On average, the Company saw the largest dollar growth in interest-bearing checking, retail certificate of deposits and money market balances. The Company has successfully focused on:

•	Growth in deposits associated with its private banking activities, including lending activities;
•	Business and personal core deposit generation, particularly checking; and
•	Municipal relationships within its market territory.

The Company continues to maintain brokered interest-bearing demand deposits as an additional source of liquidity. Such deposits are generally a more cost effective alternative to wholesale borrowings and do not require pledging of collateral, as the borrowings do. These deposits increased to $200 million at December 31, 2015 from $188 million at December 31, 2014. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. There are $180 million of notional principal interest rate swaps matched to these deposits for interest rate risk management purposes.

Brokered certificates of deposit were also utilized throughout 2015 and 2014; however, balances decreased $37.9 million or 28.8 percent, from $131.7 million at December 31, 2014 to $93.7 million at December 31, 2015. The majority of these deposits are longer term and have been transacted as part of the Company’s interest rate risk management. These certificates of deposit are also a more cost effective alternative than other borrowings and also do not require the Company to pledge collateral.

The following table sets forth information concerning the composition of the Company’s average deposit base and average interest rates paid for the following years:

(Dollars in thousands)	2015		2014		2013
Noninterest-bearing demand	$394,567	—%	$366,424	—%	$326,286	—%
Checking	741,199	0.20	498,408	0.16	358,316	0.09
Savings	116,289	0.06	114,702	0.05	113,914	0.05
Money markets	746,329	0.27	680,760	0.24	578,819	0.18
Certificates of deposit - retail	354,626	1.24	162,418	0.94	162,921	1.08
Interest-bearing
Demand - brokered	268,414	0.94	128,855	0.24	8,387	0.18
Certificates of deposit - brokered	102,937	1.98	97,944	1.41	5,000	1.20
Total deposits	$2,724,361	0.46%	$2,049,511	0.28%	$1,553,643	0.21%

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating bank to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM program is considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Reciprocal deposits of $417.0 million are included in the company’s interest bearing checking deposits as of December 31, 2015.

Certificates of deposit $100,000 and over are generally purchased by local municipal governments or individuals for periods of one year or less. The following table shows the remaining maturity for certificates of deposit of $100,000 or more as of December 31, 2015 (in thousands):

Three months or less	$9,962
Over three months through six months	16,680
Over six months through twelve months	23,338
Over twelve months	311,359
Total	$361,339

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS: At December 31, 2015 and 2014, Federal Home Loan Bank (FHLB) advances totaled $83.7 million with a weighted average interest rate of 1.78 percent for both periods. The Company considers FHLB advances an added source of funding, and accordingly, may execute transactions from time to time as an additional part of Company’s liquidity and interest rate risk management strategies. The FHLB advances outstanding at December 31, 2015 have varying maturities, call dates and interest rates, as well as prepayment penalties. At December 31, 2015 and 2014 overnight borrowings totaled $40.7 and 54.6 million, respectively with a weighted average rate of 0.52% and 0.32% respectively.

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION: The allowance for loan losses was $25.9 million at December 31, 2015 compared to $19.5 million at December 31, 2014. At December 31, 2015, the allowance for loan losses as a percentage of total loans outstanding was 0.89 percent compared to 0.87 percent at December 31, 2014. The provision for loan losses was $7.1 million for 2015, $4.9 million for 2014 and $3.4 million for 2013.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on collateral. The following portfolio classes have been identified:

a)	Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans in the Tri-State area, Pennsylvania and Florida. On a case by case basis, the Bank will lend in additional states, pending compliance with that state’s laws governing residential lending. When reviewing residential mortgage loan applications, detailed verifiable information is gathered on income, assets and through a tri-merged credit report obtained from a credit repository that will determine total monthly debt obligations. Utilizing an independent appraisal from an approved Appraisal Management Company, the Bank makes residential mortgage loans up to 80 percent of the appraised value and up to 97 percent with private mortgage insurance. The Bank has developed a portfolio of mortgage products that are used exclusively to attract or maintain wealth, commercial or retail banking relationships. There is no differentiation by property type and LTVs are done uniformly. There are three loan levels: (1) loans up to $1 million, (2) loans greater than $1 million to $3 million, and (3) loans greater than $3 million to $5 million. Loans greater than $5 million will also be considered based on the strength of the overall credit profile of the borrower. Underwriting guidelines include (i) minimum credit report scores of 700 and (ii) a maximum debt to income ratio of 45 percent. The Bank may consider an exception to any guideline if there are strong compensating factors that address and mitigate any risk. Generally, the Bank retains in its portfolio residential mortgage loans with fixed rate maturities of no greater than 7 years, which then convert to annually adjusted floating rates. Community Development loans granted under the Affordable Housing Program are offered with 30 year maturities. Loans with longer maturities or lower credit scores are sold to secondary market investors. The Bank does not originate, purchase or carry any sub-prime mortgage loans.

Primary risk characteristics associated with primary residential mortgage loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Bank Management believes that the underwriting guidelines previously described address the primary risk characteristics. Further, the Bank has dedicated staff and system resources to monitor and collect on any potentially problematic residential mortgage loans.

b)	Home Equity Lines of Credit. The Bank provides revolving lines of credit against one to four family residences in the Tri-State area. These loans are primarily in a second lien position, but may be used as a first lien, in lieu of a primary residential first mortgage. When reviewing home equity line of credit applications, the Bank collects detailed verifiable information regarding income, assets and through a single merged credit report that will determine total monthly debt obligations. The Bank will use an automated valuation model on all lines up to $250,000 and will obtain an independent appraisal of the subject property on all applications exceeding $250,000. Loan-to-value (“LTVs”) and combined LTVs are capped at 80% or 65% on primary residences, depending on the combined debt amount, and are not allowed on investment properties. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank will require that the mortgage securing the home equity line of credit be no lower than a second lien position. The combined first mortgage and home equity line, must be no more than 80 percent of the appraised value of the property when the combined debt is less than or equal to $800,000. For line amounts where the combined debt exceeds $800,000, the maximum loan-to-value ratio is 65 percent. All applications for home equity lines of credit adhere to the underwriting standards and guidelines that consumer lending is regulated and governed by. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception.

Primary risk characteristics associated with home equity lines of credit typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, such as the Prime Rate, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Bank Management believes that the underwriting guidelines previously described address the primary risk characteristics. Further, the Bank has dedicated staff and system resources to monitor and collect on any potentially problematic home equity lines of credit.

c)	Junior Lien Loan on Residence. The Bank provides junior lien loans (“JLL”) against one to four family properties in the Tri-State area. Junior lien loans can be either in the form of an amortizing fixed rate home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank will require that the mortgage securing the JLL be no lower than a second lien position. When reviewing the JLL application, the Bank collects detailed verifiable information regarding income, assets and through a single merged credit report that will determine total monthly debt obligations. The Bank will use an automated valuation model on all JLLs up to $250,000 and will obtain an independent appraisal of the subject property on all applications exceeding $250,000. LTV and combined LTVs are capped at 80% or 65% on primary residences, depending on the combined debt amount, and are not allowed on investment properties. The combined first mortgage and JLL, must be no more than 80 percent of the appraised value of the property when the combined debt is less than or equal to $800,000. For JLL amounts where the combined debt exceeds $800,000, the maximum loan-to-value ratio is 65 percent. All applications for JLLs adhere to the underwriting standards and guidelines that consumer lending is regulated and governed by. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception. Primary risk characteristics associated with JLLs typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Bank Management believes that the underwriting guidelines previously described address the primary risk characteristics. Further, the Bank has dedicated staff and system resources to monitor and collect on any potentially problematic junior lien loans.

d)	Multifamily Loans. Multifamily loans are commercial mortgages on residential apartment buildings. Within the multifamily sector, the Bank’s primary focus is to lend against larger non-luxury apartment buildings and rent regulated properties with at least 30 units that are owned and managed by experienced sponsors. As of December 31, 2015, the average property size in the portfolio was 46 units.

Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expense, maintenance, taxes and debt service. The Bank includes debt service coverage covenants in these loans and the average ratio at original underwriting was about 1.57x. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Certain markets, such as New York City, are rent regulated, and as such, feature rents that are considered to be below market rates. Generally, rent regulated properties are characterized by relatively stable occupancy levels and longer term tenants. As a loan asset class for many banks, multifamily loans have experienced much lower historical loss rates compared to other types of commercial lending.

The Bank’s loan policy allows loan to appraised value ratios of up to 75 percent and the overall portfolio average loan to value ratio was at 61.4% at year-end 2015. To obtain the optimum 50% risk rating under regulatory guidance, we have modified our underwriting of multifamily loans. The majority of all new originations have a ten year maturity with a five year reprice as contrasted with our former standard of a five year maturity with the borrower having an option to renew for five years at a reprice. For all new originations of refinances, we obtain prior pay history documentation, so that we can document an adequate twelve month pay history. These changes allow us to use a 50% risk rating for multifamily loans as long as other criteria are met.

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

The Bank’s policy allows loan to appraised value ratios of up to 75 percent. Commercial mortgage loans are generally made on a fixed rate basis with periodic rate resets every five or seven years over an underlying market index. Commercial mortgage loan terms include prepayment penalties for early payoffs and generally require that the Bank escrow for real estate taxes. The Bank requires an independent appraisal, an assessment of the property’s condition, and appropriate environmental due diligence. With all commercial real estate loans, the Bank’s standard practice is to require a depository relationship.

f)	Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment. In addition, these loans often include commercial real estate as collateral to strengthen the Bank’s position and further mitigate risk. When underwriting business loans, among other things, the Bank evaluates the historical profitability and debt servicing capacity of the borrowing entity and the financial resources and character of the principal owners and guarantors.

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

g)	Agricultural Production. These are loans to finance agricultural production and other loans to farmers. The Bank does not currently engage in this type of lending.

h)	Commercial Construction. The Bank has discontinued its commercial construction activity, given the current economic environment, and is not likely to be increasing its exposure in this category.

i)	Consumer and Other. These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments.

The provision was based upon Management’s review and evaluation of the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, general market and economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and the existence and fair value of the collateral and guarantees securing the loans. Although Management used the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the New York City area. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in market conditions in these areas and may be adversely affected should real estate values decline further or if New Jersey or New York City experience continuing adverse economic conditions. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The following table presents the loan loss experience, by loan type, during the periods ended December 31, of the years indicated:

(Dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses at
Beginning of year	$19,480	$15,373	$12,735	$13,223	$14,282
Loans charged-off during the period:
Residential mortgage	638	273	611	1,676	763
Commercial mortgage	16	669	56	6,987	6,767
Commercial and construction	73	123	16	305	879
Home equity lines of credit	210	—	—	91	89
Consumer and other	54	23	357	100	41
Total loans charged-off	991	1,088	1,040	9,159	8,539
Recoveries during the period:
Residential mortgage	17	1	48	3	—
Commercial mortgage	29	124	114	316	96
Commercial and construction	205	85	65	60	119
Home equity lines of credit	2	—	—	—	—
Consumer and other	14	110	26	17	15
Total recoveries	267	320	253	396	230
Net charge-offs	724	768	787	8,763	8,309
Provision charge to expense	7,100	4,875	3,425	8,275	7,250
Allowance for loan losses at end of year	$25,856	$19,480	$15,373	$12,735	$13,223

Ratios:
Allowance for loan losses/total loans	0.89%	0.87%	0.98%	1.12%	1.27%
Allowance for loan losses/
Total nonperforming loans	383.22	284.38	231.87	108.55	68.83

The following table shows the allocation of the allowance for loan losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of the years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(Dollars in thousands)	2015	Loans	2014	Loans	2013	Loans	2012	Loans	2011	Loans
Residential	$2,450	9.5	$3,188	24.1	$2,698	38.7	$3,628	52.2	$2,682	55.0
Commercial
and other	23,293	90.1	16,196	74.7	12,597	60.3	9,015	46.4	9,955	43.8
Consumer	113	0.4	96	1.2	78	1.0	92	1.4	78	1.2
Unallocated	—	N/A	—	N/A	—	N/A	—	N/A	508	N/A
Total	$25,856	100.00	$19,480	100.0	$15,373	100.0	$12,735	100.0	$13,223	100.0

The allowance for loan losses as of December 31, 2015 totaled $25.9 million compared to $19.5 million at December 31, 2014. The allowance for loan loss as a percentage of loans increased to 0.89 percent at December 31, 2015 compared to 0.87 percent at December 31, 2014. The provision for loan losses made during 2015 totaled $7.1 million compared with $4.9 million for 2014. The provision for loan losses made was primarily influenced by net charge offs taken during the year of $724 thousand and the impact of loan growth experienced during 2015. The Company believes that the allowance for loan losses as of December 31, 2015 represents a reasonable estimate for probable incurred losses in the portfolio.

The portion of the allowance for loan losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, was $25.4 million at December 31, 2015 and $18.5 million at December 31, 2014. General reserves at December 31, 2015 and 2014 represent 0.87 percent and 0.83 percent, respectively, of loans collectively evaluated for impairment. The Company experienced growth in the loan portfolio of approximately $745 million, including loans held for sale, of which $419 million was in the multifamily portfolio. As a result of the growth experienced, multifamily and residential loan classes make up 66 percent of the loan portfolio as of December 31, 2015 compared to approximately 69 percent at December 31, 2014.

The specific reserve component of the allowance for loan losses decreased to $490 thousand at December 31, 2015 compared to $957 thousand as of December 31, 2014.

The allowance for loan losses as a percentage of nonperforming loans increased, as the level of nonperforming loans also decreased during the year. Nonperforming loans are specifically evaluated for impairment. Also, Management commonly records partial charge-offs of the excess of the principal balance over the fair value, less costs to sell, of collateral for collateral dependent impaired loans; as a result, the allowance for loan losses does not always change proportionately with changes in nonperforming loans. Management charged off $938 thousand on loans identified as collateral-dependent impaired loans during 2015 and charged off $935 thousand on loans identified as collateral-dependent impaired loans during 2014.

ASSET QUALITY:

The following table presents various asset quality data for the years indicated. These tables do not include loans held for sale.

	Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Loans past due 30-89 days	$2,143	$1,755	$2,953	$3,786	$11,632

Troubled debt restructured loans	$18,663	$15,033	$13,966	$9,316	$11,104
Loans past due 90 days or
more and still accruing interest	$—	$—	$—	$—	$345
Nonaccrual loans	6,747	6,850	6,630	11,732	18,865
Total nonperforming loans	6,747	6,850	6,630	11,732	19,210
Other real estate owned	563	1,324	1,941	3,496	7,137
Total nonperforming assets	$7,310	$8,174	$8,571	$15,228	$26,347

Ratios:
Total nonperforming loans/total loans	0.23%	0.30%	0.42%	1.04%	1.85%
Total nonperforming loans/total assets	0.20	0.25	0.34	0.70	1.20
Total nonperforming assets/total assets	0.22	0.30	0.44	0.91	1.65

Due to the continued weakness in the housing markets and economic environment during 2015, some borrowers have found it difficult to make their loan payments under contractual terms. In certain of these cases, the Company has chosen to grant concessions and modify certain loan terms.

The following table presents the troubled debt restructured loans, by collateral, at December 31, 2015 and 2014:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2015	Relationships	2014	Relationships
Primary residential mortgage	$6,642	27	$3,655	17
Junior Lien Loan on Residence	59	1	—	—
Owner-occupied commercial real estate	750	1	—	—
Investment commercial real estate	11,074	3	11,229	3
Commercial and industrial	138	1	149	1
Total	$18,663	33	$15,033	21

At December 31, 2015 there were $2.4 million of troubled debt restructured loans included in nonaccrual loans above compared to $1.4 million at December 31, 2014. All troubled debt restructured loans are considered and included in impaired loans at December 31, 2015 and had specific reserves of $441 thousand. At December 31, 2014, all troubled debt restructured loans were considered and included in impaired loans and had specific reserves of $892 thousand.

Except as disclosed, the Company does not have any potential problem loans that causes Management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

Impaired loans totaled $23.1 million and $20.5 million at December 31, 2015 and 2014. Impaired loans include nonaccrual loans of $6.7 million and $6.9 million at December 31, 2015 and 2014, respectively. Impaired loans also include accruing troubled debt restructuring loans of $16.2 million at December 31, 2015 and $13.6 million at December 31, 2014.

The following table presents impaired loans, by collateral type, at December 31, 2015 and 2014.

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2015	Relationships	2014	Relationships
Primary residential mortgage	$9,752	45	$6,500	32
Home equity lines of credit	254	5	210	3
Junior lien loan on residence	176	3	164	3
Owner-occupied commercial real estate	1,272	2	1,674	3
Investment commercial real estate	11,482	4	11,653	4
Commercial and industrial	171	2	248	2
Consumer and other	—	—	2	1
Total	$23,107	61	$20,451	48
Specific reserves, included in the
allowance for loan losses	$490		$957

CONTRACTUAL OBLIGATIONS: The following table shows the significant contractual obligations of the Company by expected payment period, as of December 31, 2015:

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Loan commitments	$282,135	—	—	—	282,135
Long-term debt obligations	21,897	58,795	3,000	—	83,692
Purchase obligations	3,562	6,794	4,900	2,050	17,306
Capital lease obligations	1,007	2,208	2,341	7,819	13,375
Operating lease obligations	1,893	2,743	1,789	1,266	7,691
Total contractual obligations	$310,494	70,540	12,030	11,135	404,199

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

OFF-BALANCE SHEET ARRANGEMENTS: The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2015.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$2,778	$—	$—	$—	$2,778
Performance letters of credit	6,145	—	—	—	6,145
Commercial letters of credit	1,510	—	—	—	1,510
Total letters of credit	$10,433	$—	$—	$—	$10,433

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME: The following table presents the major components of other income:

	Years Ended December 31,			Change
(In thousands)	2015	2014	2013	2015 v 2014	2014 v 2013
Service charges and fees	$3,323	$3,111	$2,798	$212	$313
Bank owned life insurance	1,297	1,092	1,098	205	(6)
Loan fee income	567	280	74	287	206
Gain on sale of loans (mortgage banking)	528	439	1,330	89	(891)
Securities gains	527	260	840	267	(580)
Swap fee income	372	—	—	372	—
Gain on sale of loans held for sale at
lower of cost or fair value	—	166	522	(166)	(356)
Gain/loss on ORE	—	139	85	(139)	54
Other income	61	78	10	(17)	68
Total other income	$6,675	$5,565	$6,757	$1,110	$(1,192)

2015 compared to 2014

The Company recorded total other income, excluding wealth management fee income of $6.7 million in 2015, reflecting an increase of $1.1 million or 20 percent compared to 2014 levels. The increase in 2015 was attributable to increases in net securities gains, service charges, bank owned life insurance and swap fee income, offset in part by a decrease in gain on ORE and gain on loans held at lower of cost or fair value.

Loan fee income, including late fees increased $287 thousand to $567 thousand for 2015 as compared to 2014. The increase in loan sale gains is due to increased levels of mortgage loans originated for sale. This increase in originations for sale was caused by market changes, as well as a shift in strategy, emphasizing the sale of mortgages.

Securities gains were $527 thousand for 2015 compared to $260 thousand for 2014. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the short duration of the securities portfolio, sales have been employed much more often in 2015 compared to 2014.

Bank owned life insurance income was $1.3 million for 2015 compared to $1.1 million for 2014 an increase of $205 thousand related to a net life insurance death benefit under its BOLI policies.

Swap fee income was $372 thousand for 2015 related to the Company’s loan level/back-to-back swap program, which was implemented during 2015. The program utilizes mirror interest rate swaps, one directly with the commercial loan customer and one directly with a well-established counterparty. This enables a commercial loan customer to benefit from a fixed rate loans, while the Company records a floating rate loan. The program provides enhanced interest rate risk management, as well as the potential for fee income for the Company.

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

The decrease in loan sale gains is due to decreased levels of mortgage loans originated for sale. This decline in originations for sale was caused by market changes, most notably a rise in rates in mid-2013, as well as a shift in strategy, emphasizing relationship mortgage loans which are not sold.

The Company sold $67 million of longer-duration, lower-coupon residential first mortgage loans during 2014 as part of its strategy to de-emphasize residential first mortgage lending, while benefitting its liquidity and interest rate risk positions. Income for the twelve months ended December 31, 2014, included the gain on sale of mortgage loans of $166 thousand.

OPERATING EXPENSES: The following table presents the major components of operating expenses:

	Years Ended December 31,			Change
(In thousands)	2015	2014	2013	2015 v 2014	2014 v 2013
Salaries and employee benefits	$40,278	$36,241	$32,249	$4,037	$3,992
Premises and equipment	11,569	9,963	9,914	1,606	49
Other operating expenses:
Professional and legal fees	2,747	1,873	2,085	874	(212)
FDIC assessment	2,154	1,381	1,121	773	260
Wealth Division other expense	2,147	1,896	1,702	251	194
Branch restructure	1,735	—	—	1,735	—
Telephone	942	914	696	28	218
Advertising	637	594	519	43	75
Loan expense	426	532	676	(106)	(144)
Postage	376	391	409	(15)	(18)
Stationery and supplies	318	306	391	12	(85)
Provision for ORE losses	250	400	1,010	(150)	(610)
Other operating expenses	5,347	5,049	4,411	298	638
Total operating expense	$68,926	$59,540	$55,183	$9,386	$4,357

2015 compared to 2014

Operating expenses totaled $68.9 million in 2015, compared to $59.5 million in 2014, resulting in an increase of $9.4 million, or 16 percent. Salaries and benefits expense, which accounts for the largest portion of operating expenses, totaled $40.3 million in 2015, reflecting an increase of $4.0 million or 11 percent, when compared to 2014. This is largely due to the continuation of strategic hiring in line with the Strategic Plan. Strategic hiring that was considered in the Company’s Strategic Plan, the acquisition of a wealth management company, normal salary increases and increases in bonus and incentive accruals contributed to the increase in salaries and benefits expense when comparing the 2015 to the 2014 years.

In 2015, the Company recorded a total of $2.5 million of charges related to the closure of two branch offices. Branch restructure charges totaled $1.7 million, while depreciation expense related to the closures totaled $723 thousand of the $2.5 million. Management anticipates that the restructuring will create future benefit in the form of lower expenses.

Provision for ORE expense was $250 thousand and $400 thousand in 2015 and 2014, respectively. All ORE provision was related to one large ORE property. Loan expense decreased $106 thousand or 20 percent to $426 thousand in 2015, due to fewer problem loans in 2015 compared to 2014.

The Company recorded FDIC assessment expense of $2.2 million and $1.4 million in 2015 and 2014, respectively, an increase of $773 thousand, or 56 percent year over year. This increase is largely due to the increased size of our balance sheet from 2014. In addition, we anticipate an approximate $950 thousand increase in our quarterly FDIC premium in 2016.

Due to our significant growth and high concentration in multifamily lending, Management has decided to accelerate costs associated with investment in infrastructure over the next three to 12 months to ensure we adhere to risk management strategies that are considered best practices. We believe these costs to be temporary and we cannot predict when the additional FDIC premium will be eliminated. While, the Company strives to operate in an efficient manner and control costs; higher operating costs are necessary to continue to grow our core businesses and we anticipate higher operating expenses in 2016 compared to prior periods. The Company anticipates that revenue and related profitability associated with these plans will begin to improve after lagging expenses by several quarters.

2014 compared to 2013

Operating expenses totaled $59.5 million in 2014, compared to $55.2 million in 2013, resulting in an increase of $4.4 million, or 8 percent. Salaries and benefits expense, which accounts for the largest portion of operating expenses, totaled $36.2 million in 2014, reflecting an increase of $4.0 million or 12 percent, when compared to 2013. This is largely due to strategic hiring in line with the Strategic Plan. In 2014, in addition to the normal salary increases and the additional compensation associated with additions to staff, the Company saw increases in bonus and incentive accruals associated with the Company’s growth.

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

INCOME TAXES: Income tax expense for the year ended December 31, 2015, was $12.2 million compared to income tax expense of $9.4 million for the same period of 2014. The effective tax rate for the year ended December 31, 2015 was 37.86 percent compared to 38.69 percent for the year ended December 31, 2014. The lower effective tax rate was a result of higher tax-exempt income along with the Company implementing a state tax planning strategy. The Company believes the effective tax rate will continue to decrease in future years.

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

At December 31, 2015, the Company’s equity to total assets ratio was 8.19 percent, down from 8.96 percent at December 31, 2014. Also at December 31, 2015, the Company’s Tier 1 and total capital ratios were 10.42 percent and 11.40 percent, respectively, and its capital leverage ratio was 8.10 percent at December 31, 2015.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Beginning with the August 19, 2015 dividend payment, shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock. The Reinvestment Plan provided $13.7 million of capital to the Company in 2015.

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

As noted under Capital Requirements of Part I, Item 1, Basel III rules became effective for the Company on January 1, 2015, subject to phase-in periods for certain components.

On January 29, 2016, the Company and the Bank, the Company’s wholly owned banking subsidiary, filed an amended FR Y-9C for the period ended September 30, 2015 (the “Amended Financial Statements”) and amended call report FFIEC 041 for the period ended September 30, 2015 (the “Amended Call Report”) with the Federal Reserve Bank. The Amended Financial Statements and the Amended Call Report amended three of the Company’s and the Bank’s regulatory risk based capital ratios for the period ended September 30, 2015.

The amendments were necessary to correct an error in the Company’s and the Bank’s calculation of risk-weighting of certain of the Bank’s multifamily loans. It was determined by Management of the Bank that the Bank was not compliant with the regulatory guidance clarified in 2015, relating to the risk-weighting of multifamily loans for call report purposes. As a result, certain of the Bank’s loans were risk-weighted at a 50% level when they should have been risk-weighted at the 100% level. The correction of this error affected certain of the Bank’s and the Company’s capital ratios. All of the Bank’s capital ratios remain above the levels required to be considered “well-capitalized” and the Company’s capital ratios remain above regulatory requirements.

Consistent with regulatory guidance, on March 14, 2016, the Company and the Bank filed additional amended call reports for the quarters ended March 31, 2015 and June 30, 2015 to reflect the appropriate risk rating for its multifamily loans. As with the September 30, 2015 amendments, the Bank’s regulatory ratios on the amended call reports reflect that the Bank exceeded the well capitalized requirements. In connection with the amended call reports Management also calculated the adjusted capital regulatory ratios for the Company. The chart below reflects the regulatory capital ratios as originally filed and as filed in the amended call reports for the Bank at each of March 31, June 30 and September 30, 2015.

March 31, 2015
Financial Corporation	Ratio as Originally	Ratio as	Well Capitalized
Consolidated	Reported	Amended	Threshold for Banks
Tier 1 Leverage	8.80%	8.80%	N/A
Common Equity Tier 1 to Risk Weighted Assets	13.57%	11.53%	N/A
Tier 1 to Risk Weighted Assets	13.57%	11.53%	N/A
Total (Tier 1 and 2) to Risk Weighted Assets	14.71%	12.50%	N/A
Bank
Tier 1 Leverage	8.41%	8.41%	5.00%
Common Equity Tier 1 to Risk Weighted Assets	12.96%	11.02%	6.50%
Tier 1 to Risk Weighted Assets	12.96%	11.02%	8.00%
Total (Tier 1 and 2) to Risk Weighted Assets	14.10%	11.99%	10.00%

June 30, 2015
Financial Corporation	Ratio as Originally	Ratio as	Well Capitalized
Consolidated	Reported	Amended	Threshold for Banks
Tier 1 Leverage	8.48%	8.48%	N/A
Common Equity Tier 1 to Risk Weighted Assets	12.46%	10.78%	N/A
Tier 1 to Risk Weighted Assets	12.46%	10.78%	N/A
Total (Tier 1 and 2) to Risk Weighted Assets	13.58%	11.75%	N/A
Bank
Tier 1 Leverage	8.08%	8.08%	5.00%
Common Equity Tier 1 to Risk Weighted Assets	11.87%	10.28%	6.50%
Tier 1 to Risk Weighted Assets	11.87%	10.28%	8.00%
Total (Tier 1 and 2) to Risk Weighted Assets	13.00%	11.25%	10.00%

September 30, 2015
Financial Corporation	Ratio as Originally	Ratio as	Well Capitalized
Consolidated	Reported	Amended	Threshold for Banks
Tier 1 Leverage	8.10%	8.10%	N/A
Common Equity Tier 1 to Risk Weighted Assets	12.44%	10.35%	N/A
Tier 1 to Risk Weighted Assets	12.44%	10.35%	N/A
Total (Tier 1 and 2) to Risk Weighted Assets	13.59%	11.30%	N/A
Bank
Tier 1 Leverage	8.02%	8.02%	5.00%
Common Equity Tier 1 to Risk Weighted Assets	12.33%	10.26%	6.50%
Tier 1 to Risk Weighted Assets	12.33%	10.26%	8.00%
Total (Tier 1 and 2) to Risk Weighted Assets	13.48%	11.21%	10.00%

None of the other financial data in the original Consolidated Financial Statements for the Company and the original call reports for the periods ended March 31, 2015, June 30, 2015 and September 30, 2015 has been amended. The amendments to the regulatory reports for the period ending September 30, 2015 were disclosed in a Current Report on Form 8-K filed with the SEC on January 29, 2016.

Management believes the Company’s capital position and capital ratios are adequate.

LIQUIDITY : Liquidity refers to an institution’s ability to meet short-term requirements including loan fundings, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Company’s liquidity risk management is intended to ensure the Company has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, temporary investments, securities available for sale, customer deposit inflows, brokered deposits, loan repayments and secured borrowings. Other liquidity sources include loan and securities sales and loan participations.

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $70.2 million at December 31, 2015. In addition, the Company had $195.6 million in securities designated as available for sale at December 31, 2015. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At December 31, 2015, unused secured borrowing commitments totaled $885.0 million from the FHLB and $113.9 million from the Federal Reserve Bank. In addition, the Company had $22.0 million in unsecured lines from correspondent banks.

Asset growth for 2015 was funded by a diversified source of funding alternatives, including customer deposits, brokered and listing service CDs, short term brokered interest-bearing demand deposits, multifamily loan participations, residential 1-4 family first mortgage loan sales and capital growth. The short term brokered interest-bearing demand deposit balances also assist in the Company’s liquidity management. These deposits are more cost effective than other short term alternatives and do not require any pledging of collateral. These deposits have generally funded the Company’s larger average interest earning deposit/cash balances maintained in 2015, as the Company had decided to maintain greater liquidity on its balance sheet, in light of its growth. The Company maintains at all times ample available collateralized liquidity as a backup to these short term brokered deposits.

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

PRIVATE WEALTH MANAGEMENT DIVISION: This division has served in the roles of executor and trustee while providing investment management, custodial, tax, retirement and financial services to its growing client base. This division also provides lending, residential mortgages and deposit services to high net worth individuals. Officers from the Private Wealth Management Division are available to provide wealth management, trust and investment services at the Bank’s corporate headquarters in Bedminster, at private banking locations in Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiary, PGB Trust & Investments of Delaware in Greenville, Delaware.

The following table presents certain key aspects of the Private Wealth Management Division’s performance for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,			Change
(In thousands, except per share data)	2015	2014	2013	2015 v 2014	2014 v 2013

Total fee income	$17,280	$15,242	$13,838	$2,038	$1,404

Salaries and benefits	8,145	7,562	5,745	583	1,817

Other operating expense (included in
Operating Expenses section above)	5,811	5,170	5,039	641	131

Assets under administration
(market value)	$3,321,624	$2,986,623	$2,690,601	$335,001	$296,022

2015 compared to 2014

The market value of assets under administration at December 31, 2015 and 2014 was $3.32 billion and $2.99 billion, respectively, an increase of $335 million or 10 percent over the prior year. This includes assets held at Peapack-Gladstone Bank at year end 2015 and 2014 of $172.4 million and $102.0 million, respectively. The increase was the result of the acquisition of a wealth management company based out of Morristown, New Jersey, partially offset by declining market activity in the fourth quarter of 2015.

Wealth management fees increased $2.0 million or 13 percent to $17.3 million for the year ended December 31, 2015 from $15.2 million in 2014. The increase reflects increased relationships, a greater mix of higher margin business and an improvement in the market value of assets under management.

The Company’s expenses including the Private Wealth Management Division, expenses for the division increased to $14.0 million compared to $12.7 million for the same period in 2014, an increase of $1.2 million, or 10 percent. Other operating expenses increased $641 thousand or 12 percent to $5.8 for the year ended 2015 when compared to the same period in 2014. Salaries and benefits expense totaled $8.1 million and $7.6 million for the years ended 2015 and 2014, respectively, increasing $583 thousand or 8 percent. Expenses increased due to strategic hiring in line with the Company’s Strategic Plan, as well as growth in the business.

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

The Company realized wealth management fees totaling $15.24 million in 2014, an increase of $1.4 million, or 10 percent, over the levels in 2013. The increase reflects increased relationships, a greater mix of higher margin business and an improvement in the market value of assets under management.

While the “Operating Expenses” section above offers an overall discussion of the Company’s expenses including the Private Wealth Management Division, expenses for the division totaled $12.7 million compared to $10.8 million for the same period in 2013, an increase of $1.9 million, or 18 percent. For the 2014 year, salaries and benefits expense increased $1.8 million, or 32 percent, to $7.6 million when compared to the same period in 2013. Other operating expenses totaled $5.2 million and $5.0 million for the years ended 2014 and 2013, respectively, increasing $131 thousand, or 3 percent, when compared to 2013. Expenses increased due to strategic hiring in line with the Company’s Strategic Plan, as well as growth in the business.

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

•	inability to successfully grow our business and implement our strategic plan, including an inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;
•	the impact of anticipated higher operating expenses in 2016 and beyond;
•	inability to manage our growth;
•	inability to successfully integrate our expanded employee base;
•	a continued or unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the low interest rate environment and highly competitive market;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	a continued or unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;
•	successful cyberattacks against our IT infrastructure and that of our IT providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	inability to successfully generate new business in new geographic markets;
•	inability to execute upon new business initiatives;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

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

ALCO is generally authorized to manage interest rate risk through management of capital and management of cash flows and duration of assets and liabilities, including sales and purchases of assets, as well as additions of wholesale borrowings, brokered deposits and other sources of medium/longer term funding. ALCO is authorized to engage in interest rate swaps as a means of extending duration of shorter term liabilities and the Company entered into eight such contracts during 2015.

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

During the fourth quarter of 2014, the Company initiated a program of using interest rate swaps as a tool in the management of interest rate risk. The swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis and correlation analysis, daily mark-to-market and collateral posting as required. The Board is advised of all swap activity. The Company has swaps outstanding, receiving floating and paying fixed, with a notional value of $180.0 million as of December 31, 2015.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which Management believes to be reasonable as of December 31, 2015. The model assumes changes in interest rates without any proactive change in the balance sheet by

Management. In the model, the forecasted shape of the yield curve remains static as of December 31, 2015.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2015, net interest income for 2016 would increase approximately 1.9 percent. This sensitivity improves in 2017 to a further increase of 7.0 percent, when compared to a flat interest rate scenario and remains positive for years beyond 2017.

In an immediate and sustained 100 basis point decrease in market rates at December 31, 2015, net interest income would decline approximately 3.8 percent for 2016 and 5.9 percent for 2017, compared to a flat interest rate scenario.

Growth in medium and longer term CDs, growth in customer money market balances, and transacting in additional pay fixed/receive floating interest rate swaps, has benefitted the Company’s interest rate risk position.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2015.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$353,361	$(20,715)	(5.54)%	11.19%	(1.0)
+100	369,814	(4,262)	(1.14)	11.38	18.0
Flat interest rates	374,076	—	—	11.20	—
-100	371,600	(2,476)	(0.66)	10.86	(34.0)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

The simulation results as of December 31, 2015, reflect a change in modeling assumption, which reports the Company is less sensitive to rising interest rates. Following two years of monitoring and analysis, the Company determined that the interest rate sensitivity of deposits in the reciprocal, insured deposit program are the same as that of similar deposit products outside the program. Accordingly, beta assumptions (i.e. the linkage of product re-pricing to market rates) were modified for those deposits from overnight to the rates used for money markets.

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

Report of Independent Registered Public Accounting Firm

Audit Committee

Peapack-Gladstone Financial Corporation

Bedminster, New Jersey

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation ( the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Peapack-Gladstone Financial Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Peapack-Gladstone Financial Corporation’s Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peapack-Gladstone Financial Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Peapack-Gladstone Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Livingston, New Jersey

March 15, 2016

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share data)	2015	2014
ASSETS
Cash and due from banks	$11,550	$6,621
Federal funds sold	101	101
Interest-earning deposits	58,509	24,485
Total cash and cash equivalents	70,160	31,207
Securities available for sale	195,630	332,652
FHLB and FRB stock, at cost	13,984	11,593
Loans held for sale, at fair value	1,558	839
Loans held for sale, at lower of cost or fair value	82,200	—
Loans	2,913,242	2,250,267
Less: allowance for loan losses	25,856	19,480
Net loans	2,887,386	2,230,787
Premises and equipment	30,246	32,258
Other real estate owned	563	1,324
Accrued interest receivable	6,820	5,371
Bank owned life insurance	42,885	32,634
Deferred tax assets, net	15,582	10,491
Goodwill	1,573	563
Intangibles	1,708	—
Other assets	14,364	12,678
Total assets	$3,364,659	$2,702,397
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$419,887	$366,371
Interest-bearing deposits:
Checking	861,697	600,889
Savings	115,007	112,878
Money market accounts	810,709	700,069
Certificates of deposit	434,450	198,819
Subtotal deposits	2,641,750	1,979,026
Interest-bearing demand – Brokered	200,000	188,000
Certificates of deposit - Brokered	93,720	131,667
Total deposits	2,935,470	2,298,693
Overnight borrowings	40,700	54,600
Federal home loan bank advances	83,692	83,692
Capital lease obligation	10,222	10,712
Accrued expenses and other liabilities	18,899	12,433
Total liabilities	3,088,983	2,460,130
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares)	—	—
Common stock (no par value; stated value $0.83 per share;
authorized 21,000,000 shares; issued shares, 16,476,297 at
December 31, 2015 and 15,563,895 at December 31, 2014;
outstanding shares, 16,068,119 at December 31, 2015 and
15,155,717 at December 31, 2014)	13,717	12,954
Surplus	213,203	195,829
Treasury stock at cost (408,178 shares at December 31, 2015 and 2014)	(8,988)	(8,988)
Retained earnings	58,123	41,251
Accumulated other comprehensive (loss)/income, net	(379)	1,221
Total shareholders’ equity	275,676	242,267
Total liabilities and shareholders’ equity	$3,364,659	$2,702,397

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2015	2014	2013
INTEREST INCOME
Loans, including fees	$94,284	$70,420	$51,218
Loans held for sale	55	48	284
Securities available for sale:
Taxable	4,079	4,156	4,606
Tax-exempt	520	703	793
Interest-earning deposits	204	248	152
Total interest income	99,142	75,575	57,053
INTEREST EXPENSE
Checking accounts	1,495	781	308
Savings and money market accounts	2,111	1,671	1,107
Certificates of deposit	4,411	1,521	1,763
Overnight and short-term borrowings	107	48	19
Federal Home Loan Bank advances	1,495	1,485	584
Capital lease obligation	503	483	421
Subtotal – interest expense	10,122	5,989	4,202
Interest-bearing demand - brokered	2,534	307	15
Interest on certificates of deposits – brokered	2,034	1,385	60
Total interest expense	14,690	7,681	4,277
Net interest income before provision for loan losses	84,452	67,894	52,776
Provision for loan losses	7,100	4,875	3,425
Net interest income after provision for loan losses	77,352	63,019	49,351
OTHER INCOME
Wealth management fee income	17,039	15,242	13,838
Service charges and fees	3,323	3,111	2,798
Bank owned life insurance	1,297	1,092	1,098
Gain on loans held for sale at fair value	528	439	1,330
Gain on loans held for sale at lower of cost or fair value	—	166	522
Other income	1,000	497	169
Securities gains, net	527	260	840
Total other income	23,714	20,807	20,595
OPERATING EXPENSES
Salaries and employee benefits	40,278	36,241	32,249
Premises and equipment	11,569	9,963	9,914
Other operating expenses	17,079	13,336	13,020
Total operating expenses	68,926	59,540	55,183
Income before income tax expense	32,140	24,286	14,763
Income tax expense	12,168	9,396	5,502
Net income	19,972	14,890	9,261

EARNINGS PER COMMON SHARE
Basic	$1.31	$1.23	$1.02
Diluted	1.29	1.22	1.01

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
(Dollars in thousands)
Net income	$19,972	$14,890	$9,261
Other comprehensive (loss)/income:
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains arising during the period	(959)	2,378	(6,390)
Less: Reclassification adjustment for net gains
included in net income	527	260	840
	(1,486)	2,118	(7,230)
Tax effect	573	(820)	2,954
Net of tax	(913)	1,298	(4,276)

Unrealized loss on cash flow hedge
Unrealized holding loss	(1,162)	(169)	—
Reclassification adjustment for losses
included in net income	—	—	—
	(1,162)	(169)	—
Tax effect	475	69	—
Net of tax	(687)	(100)	—

Total other comprehensive (loss)/income	(1,600)	1,198	(4,276)

Total comprehensive income	$18,372	$16,088	$4,985

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated
						Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except per share data)	Stock	Stock	Surplus	Stock	Earnings	Income	Total
Balance at January 1, 2013
8,917,799 common shares outstanding	$—	$7,755	$97,675	$(8,988)	$21,316	$4,299	$122,971
Net income 2013					9,261		9,261
Net change in accumulated
other comprehensive income						(4,276)	(4,276)
Issuance of restricted stock, 189,858 shares		158	(158)				—
Amortization of restricted stock			590				590
Cash dividends declared on common stock
($0.20 per share)					(1,802)		(1,802)
Common stock option expense			319				319
Common stock options exercised and
related tax benefits, 2,982 shares		3	27				30
Sales of shares, (dividend
reinvestment program), 200,265 shares		167	3,081				3,248
Issuance of shares for Profit Sharing Plan,
7,025 shares		6	124				130
Issuance of shares, rights offering,
2,470,588 shares		2,059	39,041				41,100
Balance at December 31, 2013
11,788,517 common shares outstanding	$—	$10,148	$140,699	$(8,988)	$28,775	$23	$170,657
Net income 2014					14,890		14,890
Net change in accumulated
other comprehensive income						1,198	1,198
Issuance of restricted stock, net of forfeitures, 145,747 shares		121	(121)				—
Amortization of restricted stock			1,475				1,475
Cash dividends declared on common stock
($0.20 per share)					(2,414)		(2,414)
Common stock option expense			234				234
Common stock options exercised and
related tax benefits, 14,702 shares		14	160				174
Sales of shares (dividend reinvestment
program), 416,057 shares		347	7,082				7,429
Issuance of shares, Profit Sharing Plan,
3,781 shares		3	67				70
Issuance of shares for Employee Stock
Purchase Plan, 10,698 shares		8	188				196
Issuance of stock offering net of costs,		2,313	46,045				48,358
2,776,215 shares
Balance at December 31, 2014
15,155,717 common shares outstanding	$—	$12,954	$195,829	$(8,988)	$41,251	$1,221	$242,267
Net Income 2015					19,972		19,972
Net change in accumulated
other comprehensive income						(1,600)	(1,600)
Issuance of restricted stock, net of
forfeitures, 160,457 shares		134	(134)				—
Vesting of restricted stock taxes paid, 3,776 shares		(3)	(78)				(81)
Amortization of restricted stock			1,621				1,621
Cash dividends declared on common stock
($0.20 per share)					(3,100)		(3,100)
Common stock option expense			219				219
Common stock options exercised, 18,891
net of 7,506 shares used to exercise and
related tax benefits, 11,385 shares		11	75				86
Sales of shares (dividend reinvestment
program), 665,654 shares		555	13,093				13,648
Issuance of shares for Employee Stock
Purchase Plan, 30,766 shares		26	618				644
Issuance of common stock for
For acquisition, 47,916 shares		40	960				1,000
Issuance of warrants			1,000				1,000
Balance at December 31, 2015
16,068,119 common shares outstanding	$—	$13,717	$213,203	$(8,988)	$58,123	$(379)	$275,676

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2015	2014	2013
Operating activities:
Net income	$19,972	$14,890	$9,261
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,921	2,993	3,536
Amortization of premium and accretion of discount on
securities, net	1,664	1,533	1,887
Amortization of restricted stock	1,621	1,475	590
Amortization of intangible assets	82	—	—
Provision for loan losses	7,100	4,875	3,425
Valuation allowance on other real estate owned	250	400	1,010
Stock-based compensation and employee stock purchase plan expense	319	283	319
Deferred tax (benefit)/expense	(4,043)	(1,480)	2,670
Gains on sale of securities, available for sale, net	(527)	(260)	(840)
Proceeds from sales of loans held for sale at fair value	34,543	30,585	85,081
Loans originated for sale	(34,734)	(28,985)	(79,291)
Gain on loans sold held for sale at fair value	(528)	(438)	(1,330)
Gain on loans sold held for sale from portfolio	—	(166)	(522)
Gain on OREO sold	—	(139)	(85)
Loss/(gain) on disposal of premises and equipment	15	(9)	49
Gain on death benefit	(285)	—	—
Increase in cash surrender value of life insurance	(643)	(752)	(794)
Increase in accrued interest receivable	(1,449)	(1,285)	(222)
(Increase)/decrease in other assets	(476)	2,590	5,643
Increase in accrued expenses and other liabilities	3,504	1,153	2,315
Net cash provided by operating activities	30,306	27,263	32,702
Investing activities:
Maturities of securities available for sale	76,469	70,382	83,854
Redemptions for FHLB & FRB stock	48,627	29,722	8,963
Calls of securities available for sale	19,725	10,000	18,115
Sales of securities available for sale	46,254	35,411	54,881
Purchase of securities available for sale	(8,049)	(179,153)	(129,095)
Purchase of FHLB & FRB stock	(51,018)	(31,283)	(14,356)
Sales of loans held for sale at lower of cost or fair
value	—	68,022	14,271
Net increase in loans, net of participations sold	(746,132)	(745,434)	(445,523)
Sales of other real estate	744	1,100	3,749
Purchases of premises and equipment	(1,924)	(3,941)	(2,545)
Disposal of premises and equipment	—	15	—
Purchase of wealth management company	(800)	—	—
Proceeds from death benefit	677	—	—
Purchase of life insurance	(10,000)	—	—
Net cash used in by investing activities	(625,427)	(745,159)	(407,686)

	Years Ended December 31,
	2015	2014	2013
Financing activities:
Net increase in deposits	636,777	651,443	130,823
Net (decrease)/increase in overnight borrowings	(13,900)	(300)	54,900
Proceeds from Federal Home Loan Bank advances	—	9,000	62,692
Repayments of FHLB advances	—	—	(218)
Dividends paid on common stock	(3,100)	(2,414)	(1,802)
Exercise of stock options, net stock swaps	86	174	30
Restricted stock tax expense	(81)	—	—
Net proceeds, rights offering	—	48,358	41,100
Sale of common shares (Dividend Reinvestment Program)	13,648	7,429	3,248
Purchase of shares of profit sharing plan	—	70	130
Issuance of shares for employee stock purchase plan	644	196	—
Net cash provided by financing activities	634,074	713,956	290,903
Net increase/(decrease) in cash and cash equivalents	39,124	(3,940)	(84,081)
Cash and cash equivalents at beginning of year	31,207	35,147	119,228
Cash and cash equivalents at end of year	$70,160	$31,207	$35,147
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$13,726	$7,042	$3,822
Income taxes	15,572	7,747	1,223
Transfer of loans to loans held for sale	109,223	67,855	—
Transfer of loans to other real estate owned	233	744	3,119
Increase in capital lease	—	2,326	—
Acquisition (Note 18)
Goodwill	1,010	—	—
Customer relationship & other intangibles	1,790	—	—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Organization: The consolidated financial statements of Peapack-Gladstone Financial Corporation (the “Company”) are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware and Peapack-Gladstone Mortgage Group, Inc. and Peapack-Gladstone Mortgage Group’s wholly-owned subsidiary, PG Investment Company of Delaware, Inc. and its wholly-owned subsidiary, Peapack-Gladstone Realty, Inc., a New Jersey Real Estate Investment Company. While the following footnotes include the collective results of Peapack-Gladstone Financial Corporation and Peapack-Gladstone Bank, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

Business: Peapack-Gladstone Bank, a subsidiary of the Company, is a commercial bank that provides innovative private banking services to businesses, non-profits and consumers which help them to establish, maintain and expand their legacy. Wealth management services are also provided through its subsidiary, PGB Trust & Investments of Delaware. The Bank is subject to competition from other financial institutions, is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Peapack-Gladstone Bank’s Private Wealth Management Division includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary. Income is recognized as earned.

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

Securities: All securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income/(loss), net of tax.

Interest income includes amortization of purchase premiums and discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock, based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Cash dividends are reported as income.

The Bank is also a member of the Federal Reserve Bank and required to own a certain amount of FRB stock. FRB stock is carried at cost and classified as a restricted security. Cash dividends are reported as income.

Loans Held for Sale: Mortgage loans originated with the intent to sell in the secondary market are carried at fair value, as determined by outstanding commitments from investors.

Mortgage loans held for sale are generally sold with servicing rights released; therefore, no servicing rights are recorded. Gains and losses on sales of mortgage loans, shown as gain on sale of loans on the Statement of Income, are based on the difference between the selling price and the carrying value of the related loan sold.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for expected credit losses that are deemed to be probable. When Management is reasonably certain that a loan balance is not fully collectable an analysis is completed and either a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

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

Loans are individually evaluated for impairment when they are classified as substandard by Management. If a loan is considered impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less estimated disposition costs if repayment is expected solely from the collateral. If a residential mortgage is placed on nonaccrual status and is in the process of collection, such as through a foreclosure action, then it is evaluated for impairment on an individual basis and the loan is reported, net, at the fair value of the collateral less estimated disposition costs.

A troubled debt restructuring is a modified loan with concessions made by the lender to a borrower who is experiencing financial difficulty. Troubled debt restructurings are impaired and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral, less estimated disposition costs. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage then pass-rated loans using a multiple that is calculated annually through a migration analysis. At December 31, 2015 and 2014, the multiple was 5.0 times for non-impaired substandard loans and 2.5 times for non-impaired special mention loans.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on collateral. The following portfolio classes have been identified:

Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans in the Tri-State area (New York, New Jersey and Connecticut), Pennsylvania and Florida. Loans are secured by first liens on the primary residence or investment property. Primary risk characteristics associated with residential mortgage loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Home Equity Lines of Credit. The Bank provides revolving lines of credit against one to four family residences in the Tri-State area. Primary risk characteristics associated with home equity lines of credit typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, such as the Prime Rate, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Junior Lien Loan on Residence. The Bank provides junior lien loans (“JLL”) against one to four family properties in the Tri-State area. JLLs can be either in the form of an amortizing home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. Primary risk characteristics associated with JLLs typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. Further, real estate value could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

Multifamily and Commercial Real Estate Loans. The Bank provides mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) and other commercial real estate that is either owner occupied or managed as an investment property (non-owner occupied) in the Tri-State area and Pennsylvania. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are considered “mixed use” as they are a combination of building types, such as a building with retail space on the ground floor and either residential apartments or office suites on the upper floors. Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment. In addition, these loans often include commercial real estate as collateral to strengthen the Bank’s position and further mitigate risk. Commercial and industrial loans are typically repaid first by the cash flow generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flow. Factors that may influence a business’s profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain. To mitigate the risk characteristics of commercial and industrial loans, the Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.

Agricultural Production. These are loans to finance agricultural production and other loans to farmers. The Bank does not currently engage in this type of lending.

Commercial Construction. The Bank has discontinued its commercial construction activity. Dollar amounts within this segment are immaterial.

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

Other Real Estate Owned (OREO): OREO acquired through foreclosure on loans secured by real estate, is initially recorded at fair value less costs to sell. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The assets are subsequently accounted for at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, losses resulting from write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other noninterest expense and other noninterest income, as appropriate.

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

Derivatives: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

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

Employee Stock Purchase Plan (“ESPP”): On April 22, 2014, the shareholders of the Company approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for the granting of purchase rights of up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. Subject to certain eligibility requirements and restrictions, the ESPP allows employees to purchase shares during four three-month offering periods (“Offering Periods”). Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between one percent and 15 percent of their compensation. At the end of each Offering Period on the purchase date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price. The purchase price is an amount equal to 85 percent of the closing market price of a share of common stock on the purchase date. Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the period without penalty. The fair value of each share purchase right is determined using the Black-Scholes option pricing model and the Company recorded $100 thousand and $49 thousand of expense in salaries and employee benefits expense for the twelve months ended December 31, 2015 and 2014, respectively. Total shares issued under the ESPP were 30,766 and 10,698 during 2015 and 2014, respectively.

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

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

(In thousands, except per share data)	2015	2014	2013
Net income available to common shareholders	$19,972	$14,890	$9,261
Basic weighted average shares outstanding	15,187,637	12,065,615	9,094,111
Plus: common stock equivalents	247,359	106,492	82,688
Diluted weighted average shares outstanding	15,434,996	12,172,107	9,176,799
Earnings per share:
Basic	$1.31	$1.23	$1.02
Diluted	1.29	1.22	1.01

Stock options totaling 92,720, 478,389 and 546,950 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2015, 2014 and 2013, respectively, because they were considered antidilutive.

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

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Goodwill and Other Intangible Assets:  Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquire (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill and assembly workforce are the intangible asset with an indefinite life on our balance sheet.

Other intangible assets primarily consist of customer relationship intangible assets arising from acquisition are amortized on an accelerated method over their estimated useful lives, which range up to 15 years.

Reclassification: Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2014 presentation and had no effect on the consolidated income statements or shareholders’ equity.

New Accounting Policies: Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (is) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact of ASU 2014-09 on its consolidated financial statements.

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (the ASU).  Under this ASU, the current GAAP model is changed in the areas of accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.  The ASU will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently in process of evaluating the impact of this ASU on its financial position, and result of operations and cash flows.

2.   INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of December 31, 2015 and 2014 follows:

	2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities-residential	$159,747	$1,293	$(433)	$160,607
SBA pool securities	7,601	—	(81)	7,520
State and political subdivisions	21,612	417	—	22,029
Single-issuer trust preferred security	2,999	—	(464)	2,535
CRA investment fund	3,000	—	(61)	2,939
Total	$194,959	$1,710	$(1,039)	$195,630

	2014
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$35,664	$55	$(49)	$35,670
Mortgage-backed securities-residential	239,975	2,725	(411)	242,289
SBA pool securities	8,015	—	(71)	7,944
State and political subdivisions	40,842	553	(1)	41,394
Single-issuer trust preferred security	2,999	—	(599)	2,400
CRA investment fund	3,000	—	(45)	2,955
Total	$330,495	3,333	(1,176)	332,652

The amortized cost and approximate fair value of investment securities available for sale as of December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities, marketable equity securities and the CRA Investment Fund, are shown separately.

Maturing in:
(In thousands)	Amortized Cost	Fair Value
One year or less	$7,150	$7,167
After one year through five years	8,312	8,484
After five years through ten years	5,066	5,220
After ten years	4,083	3,693
	24,611	24,564
Mortgage-backed securities-residential	159,747	160,607
SBA pool securities	7,601	7,520
CRA investment fund	3,000	2,939
Total	$194,959	$195,630

Securities available for sale with fair value of $136.0 million and $46.4 million as of December 31, 2015 and December 31, 2014, respectively, were pledged to secure public funds and for other purposes required or permitted by law.

The following is a summary of the gross gains, gross losses and net tax expense related to proceeds on sales of securities available for sale for the years ended December 31,

(In thousands)	2015	2014	2013
Proceeds on sales	$46,254	$35,411	$54,881
Gross gains	536	414	1,010
Gross losses	(9)	(154)	(170)
Net tax expense	216	91	294

The following table presents the Company’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2015 and 2014.

	2015
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed
securities-residential	$89,717	$(345)	$8,913	$(88)	$98,630	$(433)
SBA pool securities	—		7,520	(81)	7,520	(81)
Single-issuer trust
preferred security	—	—	2,535	(464)	2,535	(464)
CRA investment fund	—	—	2,939	(61)	2,939	(61)
Total	$89,717	$(345)	$21,907	$(694)	$111,624	$(1,039)

	2014
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government
sponsored entities	$19,119	$(20)	$2,963	$(29)	$22,082	$(49)
Mortgage-backed
securities-residential	65,368	(191)	20,428	(220)	85,796	(411)
SBA pool securities	7,944	(71)	—	—	7,944	(71)
State and political
subdivisions	505	(1)	—	—	505	(1)
Single-issuer trust
Preferred security	—	—	2,400	(599)	2,400	(599)
CRA investment fund	—	—	2,955	(45)	2,955	(45)
Total	$92,936	$(283)	$28,746	$(893)	$121,682	$(1,176)

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the credit worthiness of the issuers. The Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery.

At December 31, 2015, the unrealized loss of $464 thousand is related to a single-issuer trust preferred security issued by a large bank holding company that has experienced declines in fair value on all its securities due to the turmoil in the financial markets and a merger. The investment continues to be rated below investment grade and was rated at Ba1 by Moody’s, the same rating since December 31, 2013. Additionally, Fitch upgraded this bond from BB+ to BBB- in May 2015. S&P also upgraded this bond to BB+ from BB. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. The fair value of this security at December 31, 2015, is higher than the fair value at December 31, 2014. Management believes the depressed valuation is a result of the nature of the bond, a trust preferred security, and the bond’s very low yield and not due to credit. At December 31, 2015, Management does not intend to sell the security nor is it likely that it will be required to sell the security before its anticipated recovery.

No other-than-temporary impairment charges were recognized in 2015, 2014 or 2013.

3.   LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2015	Loans	2014	Loans
Residential mortgage	$470,869	16.16%	$466,760	20.74%
Multifamily mortgage	1,416,775	48.63	1,080,256	48.00
Commercial mortgage	413,118	14.18	308,491	13.71
Commercial loans	512,886	17.60	308,743	13.72
Construction loans	1,401	0.05	5,998	0.27
Home equity lines of credit	52,649	1.81	50,141	2.23
Consumer loans, including
fixed rate home equity loans	45,044	1.55	28,040	1.25
Other loans	500	0.02	1,838	0.08
Total loans	$2,913,242	100.00%	$2,250,267	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio classes have been identified as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2015	Loans	2014	Loans
Primary residential mortgage	$483,085	16.59%	$480,149	21.37%
Home equity lines of credit	52,804	1.81	50,302	2.24
Junior lien loan on residence	11,503	0.39	11,808	0.52
Multifamily property	1,416,775	48.66	1,080,256	48.07
Owner-occupied commercial
real estate	176,276	6.05	105,446	4.69
Investment commercial real estate	568,849	19.54	405,771	18.06
Commercial and industrial	154,295	5.30	81,362	3.62
Farmland/Agricultural production	179	0.01	364	0.02
Commercial construction	151	0.01	4,715	0.21
Consumer and other	47,635	1.64	27,084	1.20
Total loans	$2,911,552	100.00%	$2,247,257	100.00%
Net deferred costs	1,690		3,010
Total loans including
net deferred costs	$2,913,242		$2,250,267

In June of 2014, the Company sold $67 million of longer-duration, lower-coupon residential first mortgage loans as part of its strategy to de-emphasize residential first mortgage lending, while benefitting its liquidity and interest rate risk positions. Income for the twelve months ended December 31, 2014, included the gain on sale of $166 thousand.

Consistent with the Company’s balance sheet management strategy, $82.2 million of performing multifamily mortgages were reclassified to loans held for sale as of December 31, 2015. The Company no longer has the intent to hold these loans. These loans are carried at lower of cost or fair value.

In the ordinary course of business, the Company, through the Bank, may extend credit to officers, directors or their associates. These loans are subject to the Company’s normal lending policy and Federal Reserve Bank Regulation O.

The following table shows the changes in loans to officers, directors or their associates:

(In thousands)	2015	2014
Balance, beginning of year	$4,518	$2,216
New loans	1,747	4,302
Repayments	(1,985)	(1,129)
Loans with individuals no longer considered related parties	—	(871)
Balance, at end of year	$4,280	$4,518

The following tables present the loan balances by portfolio segment, based on impairment method, and the corresponding balances in the allowance for loan losses as of December 31, 2015 and 2014:

December 31, 2015

	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$9,752	$291	$473,333	$2,006	$483,085	$2,297
Home equity lines
of credit	254	—	52,550	86	52,804	86
Junior lien loan
on residence	176	—	11,327	66	11,503	66
Multifamily
property	—	—	1,416,775	11,813	1,416,775	11,813
Owner-occupied
commercial
real estate	1,272	—	175,004	1,679	176,276	1,679
Investment
commercial
real estate	11,482	61	557,367	7,529	568,849	7,590
Commercial and
industrial	171	138	154,124	2,071	154,295	2,209
Secured by
farmland and
agricultural
production	—	—	179	2	179	2
Commercial
construction	—	—	151	2	151	2
Consumer and
other	—	—	47,635	112	47,635	112
Total ALLL	$23,107	$490	$2,888,445	$25,366	$2,911,552	$25,856

December 31, 2014

	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$6,500	$317	$473,649	$2,606	$480,149	$2,923
Home equity
lines of credit	210	—	50,092	156	50,302	156
Junior lien loan
on residence	164	—	11,644	109	11,808	109
Multifamily
property	—	—	1,080,256	8,983	1,080,256	8,983
Owner-occupied
commercial
real estate	1,674	—	103,772	1,547	105,446	1,547
Investment
commercial
real estate	11,653	489	394,118	4,262	405,771	4,751
Commercial and
industrial	248	149	81,114	731	81,362	880
Secured by
farmland and
agricultural
production	—	—	364	4	364	4
Commercial
construction	—	—	4,715	31	4,715	31
Consumer and
other	2	2	27,082	94	27,084	96
Total ALLL	$20,451	$957	$2,226,806	$18,523	$2,247,257	$19,480

Impaired loans include nonaccrual loans of $6.7 million at December 31, 2015 and $6.9 million at December 31, 2014. Impaired loans also include performing troubled debt restructured loans of $16.2 million at December 31, 2015 and $13.6 million at December 31, 2014. At December 31, 2015, the allowance allocated to troubled debt restructured loans totaled $441thousand of which $162 thousand was allocated to nonaccrual loans. At December 31, 2014, the allowance allocated to troubled debt restructured loans totaled $892 thousand of which $204 thousand was allocated to nonaccrual loans. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of December 31, 2015. The Company has not committed to lend additional amounts as of December 31, 2015 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2015 and 2014:

	December 31, 2015
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$8,998	$7,782	$—	$5,683
Owner-occupied commercial real estate	1,460	1,272	—	1,379
Investment commercial real estate	11,099	10,233	—	10,330
Commercial and industrial	63	33	—	112
Home equity lines of credit	258	254	—	229
Junior lien loan on residence	219	176	—	166
Consumer and other	—	—	—	1
Total loans with no related allowance	$22,097	$19,750	$—	$17,900
With related allowance recorded:
Primary residential mortgage	$2,090	$1,970	$291	$1,894
Investment commercial real estate	1,249	1,249	61	1,266
Commercial and industrial	179	138	138	144
Total loans with related allowance	$3,518	$3,357	$490	$3,304
Total loans individually evaluated
for impairment	$25,615	$23,107	$490	$21,204

	December 31, 2014
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$5,264	$4,635	$—	$3,543
Owner-occupied commercial real estate	1,809	1,674	—	2,626
Investment commercial real estate	5,423	5,423	—	5,512
Commercial and industrial	99	99	—	155
Home equity lines of credit	210	210	—	111
Junior lien loan on residence	293	164	—	224
Consumer and other	—	—	—	14
Total loans with no related allowance	$13,098	$12,205	$—	$12,185
With related allowance recorded:
Primary residential mortgage	$2,138	$1,865	$317	$1,361
Owner-occupied commercial real estate	—	—	—	—
Investment commercial real estate	6,230	6,230	489	5,927
Commercial and industrial	179	149	149	249
Consumer and other	2	2	2	—
Total loans with related allowance	$8,549	$8,246	$957	$7,537
Total loans individually evaluated
for impairment	$21,647	$20,451	$957	$19,722

Interest income recognized during 2015, 2014 and 2013 was not material.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and 2014:

	December 31, 2015
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,549	$—
Home equity lines of credit	229	—
Junior lien loan on residence	118	—
Owner-occupied commercial real estate	1,272	—
Investment commercial real estate	408	—
Commercial and industrial	171	—
Consumer and other	—	—
Total	$6,747	$—

	December 31, 2014
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,128	$—
Home equity lines of credit	210	—
Junior lien loan on residence	164	—
Owner-occupied commercial real estate	1,674	—
Investment commercial real estate	424	—
Commercial and industrial	248	—
Consumer and other	2	—
Total	$6,850	$—

The following tables present the recorded investment in past due loans as of December 31, 2015 and 2014 by class of loans, excluding nonaccrual loans:

	December 31, 2015
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,214	$157	$—	$1,371
Investment commercial real estate	772	—	—	772
Total	$1,986	$157	$—	$2,143

	December 31, 2014
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,102	$403	$—	$1,505
Home equity lines of credit	99	—	—	99
Commercial construction	150	—	—	150
Consumer and other	1	—	—	1
Total	$1,352	$403	$—	$1,755

Credit Quality Indicators:

The Company places all commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten. The credit risk rating is re-evaluated annually, as follows:

•	By credit underwriters for all loans $1,000,000 and over;
•	Through a limited review by Portfolio Managers with the Chief Credit Officer for loans in an amount of $500,000 up to $1,000,000;
•	By an external independent loan review firm for all new loans over $500,000 and for existing loans of $3,500,000 and over;
•	On a proportional basis by an external independent loan review firm for loans from $500,000 up to $3,499,999;
•	By an external independent loan review firm for all loans with a risk rating of criticized;
•	On a random sampling basis by an external independent loan review firm for loans under $500,000;
•	Whenever Management otherwise identifies a positive or negative trend or issue relating to a borrower.

The Company uses the following definitions for criticized risk ratings:

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

The table below presents, based on the most recent analysis performed, the risk category of loans by class of loans for December 31, 2015 and 2014.

December 31, 2015

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$471,859	$1,332	$9,894	$—
Home equity lines of credit	52,550	—	254	—
Junior lien loan on residence	11,327	—	176	—
Multifamily property	1,407,856	7,718	1,201	—
Owner-occupied commercial real estate	170,420	928	4,928	—
Investment commercial real estate	536,479	6,217	26,153	—
Commercial and industrial	148,940	5,184	171	—
Secured by farmland	179	—	—	—
Agricultural production	—	—	—	—
Commercial construction	—	151	—	—
Consumer and other loans	47,635	—	—	—
Total	$2,847,245	$21,530	$42,777	$—

December 31, 2014

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$471,219	$1,366	$7,564	$—
Home equity lines of credit	50,092	—	210	—
Junior lien loan on residence	11,644	—	164	—
Multifamily property	1,078,944	490	822	—
Owner-occupied commercial real estate	99,432	473	5,541	—
Investment commercial real estate	372,865	11,648	21,258	—
Commercial and industrial	81,093	21	248	—
Secured by farmland	189	—	—	—
Agricultural production	175	—	—	—
Commercial construction	4,565	150	—	—
Consumer and other loans	27,082	—	2	—
Total	$2,197,300	$14,148	$35,809	$—

At December 31, 2015, $21.8 million of substandard loans were also considered impaired as compared to December 31, 2014, when $20.5 million of the special mention and the substandard loans were also considered impaired.

The tables below present a rollforward of the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013.

	January 1,				December 31,
	2015				2015
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,923	$(638)	$80	$(68)	$2,297
Home equity lines of credit	156	(210)	2	138	86
Junior lien loan on residence	109	(13)	62	(92)	66
Multifamily property	8,983	—	—	2,830	11,813
Owner-occupied commercial
real estate	1,547	—	11	121	1,679
Investment commercial real estate	4,751	(16)	18	2,837	7,590
Commercial and industrial	880	(73)	81	1,321	2,209
Secured by farmland and agricultural	4	—	—	(2)	2
Commercial construction	31	—	—	(29)	2
Consumer and other	96	(41)	13	44	112
Total ALLL	$19,480	$(991)	$267	$7,100	$25,856

	January 1,				December 31,
	2014				2014
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,361	$(273)	$1	$834	$2,923
Home equity lines of credit	181	—	—	(25)	156
Junior lien loan on residence	156	(1)	103	(149)	109
Multifamily property	4,003	—	—	4,980	8,983
Owner-occupied commercial
real estate	2,563	(669)	106	(453)	1,547
Investment commercial real estate	5,083	—	18	(350)	4,751
Commercial and industrial	825	(123)	85	93	880
Secured by farmland and agricultural	3	—	—	1	4
Commercial construction	120	—	—	(89)	31
Consumer and other	78	(22)	7	33	96
Total ALLL	$15,373	(1,088)	320	4,875	19,480

	January 1,				December 31,
	2013				2013
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$3,047	$(611)	$48	$(123)	$2,361
Home equity lines of credit	267	—	—	(86)	181
Junior lien loan on residence	314	(346)	17	171	156
Multifamily property	1,305	—	11	2,687	4,003
Owner-occupied commercial
real estate	2,509	—	77	(23)	2,563
Investment commercial real estate	4,155	(56)	26	958	5,083
Commercial and industrial	803	(16)	64	(26)	825
Secured by farmland	3	—	—	—	3
Commercial construction	240	—	1	(121)	120
Consumer and other	92	(11)	9	(12)	78
Total ALLL	$12,735	$(1,040)	$253	$3,425	$15,373

Troubled Debt Restructurings: The Company has allocated $441 thousand and $892 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2015 and December 31, 2014, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ended December 31, 2015, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	11	$3,296	$3,296
Junior Lien loan on residence	1	58	58
Investment commercial real estate	1	750	750
Total	13	$4,104	$4,104

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2014:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	8	$2,138	$2,138
Investment commercial real estate	1	1,281	1,281
Total	9	$3,419	$3,419

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2013:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	4	$760	$760
Investment commercial real estate	1	5,000	5,000
Total	5	$5,760	$5,760

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses. In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructuring during the years ended December 31, 2015, 2014 and 2013.

There were no payment defaults on loans modified as troubled debt restructurings within twelve months of modification during the year ending December 31, 2015 and 2014.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2013 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$59
Total	1	$59

The defaults described above did not have a material impact on the allowance for loan losses during 2015, 2014 and 2013.

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

4.  PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2015	2014
Land and land improvements	$4,942	$4,932
Buildings	11,970	11,984
Furniture and equipment	16,857	16,621
Leasehold improvements	10,423	10,017
Projects in progress	919	1,405
Capital lease asset	11,237	11,237
	56,348	56,196
Less: accumulated depreciation	26,102	23,938
Total	$30,246	$32,258

The Company has included leases in premises and equipment as follows:

(In thousands)	2015	2014
Land and buildings	$11,237	$11,237
Less: accumulated depreciation	3,167	2,420
Total	$8,070	$8,817

Projects in progress represents costs associated with renovations to the Company’s headquarters in addition to smaller renovation or equipment installation projects at other locations.

The Company recorded depreciation expense of $3.9 million, $3.0 million and $3.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company leases its corporate headquarters building under a capital lease and in 2014, leased additional space in the building. The lease arrangement requires monthly payments through 2025. Related depreciation expense and accumulated depreciation of $607 thousand, $531 thousand and $400 thousand is included in the results of 2015, 2014 and 2013, respectively.

The Company also leases its Gladstone branch after completing a sale-leaseback transaction involving the property in 2011. The lease arrangement requires monthly payments through 2031. The gain on the sale of $764 thousand was deferred and will be accreted to income over the life of the lease. Related depreciation expense and accumulated depreciation of $141 thousand is included in each of the 2015, 2014 and 2013 results.

The following is a schedule by year of future minimum lease payments under capitalized leases, together with the present value of net minimum lease payments as of December 31, 2015:

(In thousands)
2016	$1,007
2017	1,081
2018	1,127
2019	1,146
2020	1,195
Thereafter	7,819
Total minimum lease payments	13,375
Less: amount representing interest	3,153
Present value of net minimum lease payments	$10,222

In the fourth quarter of 2015, the Company closed two retail branch offices.  As a result of the closures, the Company recorded additional expense of $2.5 million, which includes accelerated depreciation of $723 thousand. The acceleration of depreciation expense is included with premises and equipment expense and lease related expenses are included with other operating expense on the Consolidated Statements of Income.

5.  OTHER REAL ESTATE OWNED

At December 31, 2015 and 2014, the Company had other real estate owned, net of valuation allowances, totaling $563 thousand and $1.3 million, respectively.

The following table shows the activity in other real estate owned, excluding the valuation allowance, for the years ended December 31,

(In thousands)	2015	2014
Balance, beginning of year	$3,744	$3,961
OREO properties added	233	744
Sales during year	(744)	(961)
Balance, end of year	$3,233	$3,744

The following table shows the activity in the valuation allowance for the years ended December 31,

(In thousands)	2015	2014	2013
Balance, beginning of year	$2,420	$2,020	$1,010
Additions charged to expense	250	400	1,010
Direct writedowns	—	—	—
Balance, end of year	$2,670	$2,420	$2,020

The following table shows expenses related to other real estate owned for the years ended December 31,

(In thousands)	2015	2014	2013
Net (gain)/loss on sales	$—	$(139)	$(85)
Provision for unrealized losses	250	400	1,010
Operating expenses, net of rental income	51	179	179
Total	$301	$440	$1,104

6.  DEPOSITS

Time deposits over $250,000 totaled $115.6 million and $23.1 million at December 31, 2015 and 2014, respectively.

The following table sets forth the details of total deposits as of December 31,

(Dollars in thousands)	2015		2014
Noninterest-bearing demand deposits	$419,887	14.30%	$366,371	15.94%
Interest-bearing checking	861,697	29.36	600,889	26.14
Savings	115,007	3.92	112,878	4.91
Money market	810,709	27.62	700,069	30.46
Certificates of deposit	434,450	14.80	198,819	8.65
Interest-bearing demand - Brokered	200,000	6.81	188,000	8.18
Certificates of deposit - Brokered	93,720	3.19	131,667	5.73
Total deposits	$2,935,470	100.00%	$2,298,693	100.00%

The scheduled maturities of time deposits as of December 31, 2015 are as follows:

(In thousands)
2016	$91,115
2017	97,707
2018	171,173
2019	64,466
2020	38,511
Over 5 Years	65,198
Total	$528,170

7. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from FHLB totaled $83.7 million at both December 31, 2015 and 2014, with a weighted average interest rate of 1.78 percent.

At December 31, 2015 and 2014 advances totaling $71.7 million with a weighted average rate of 1.57 percent, have fixed maturity dates. At December 31, 2015 the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $428.2 million and multifamily mortgages totaling $1.1 billion, while at December 31, 2014 the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling 388.5 million and multifamily totaling 815.6 million.

At both December 31, 2015 and December 31, 2014, the Company had $12.0 million in variable rate advances, with a weighted average rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $13.2 million at December 31, 2015 and $13.4 million at December 31, 2014.

The advances have prepayment penalties.

The scheduled principal repayments and maturities of advances as of December 31, 2015 are as follows:

(In thousands)
2016	$21,897
2017	23,897
2018	34,898
2019	3,000
2020	—
Over 5 years	—
Total	$83,692

At December 31, 2015 there were overnight borrowings with the FHLB of $40.7 million with a weighted average rate of 0.52 percent and at December 31, 2014 there were overnight borrowings with the FHLB of $54.6 million with a weighted average rate of 0.32 percent. At December 31, 2015, unused short-term or overnight borrowing commitments totaled $885.0 million from the FHLB, $22.0 million from correspondent banks and $113.9 million at the Federal Reserve Bank.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of December 31, 2015, all collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
Mortgage-backed securities-residential	$160,607	$—	$160,607	$—
SBA pool securities	7,520	—	7,520	—
State and political subdivisions	22,029	—	22,029	—
Single-issuer trust preferred security	2,535	—	2,535	—
CRA investment fund	2,939	2,939	—	—
Loans held for sale, at fair value	1,558	—	1,558	—
Derivatives:
Cash flow hedges	104	—	104	—
Loan level swaps	1,106	—	1,106	—
Total	$198,398	$2,939	$195,459	$—

Liabilities:
Derivatives:
Cash flow hedges	(1,434)	—	(1,434)	—
Loan level swaps	(1,106)	—	(1,106)	—
Total	$(2,540)	$—	$(2,540)	$—

(In thousands)	December 31, 2014
Assets:
Securities available for sale:
U.S. government-sponsored entities	$35,670	$—	$35,670	$—
Mortgage-backed securities-residential	242,289	—	242,289	—
SBA pool securities	7,944	—	7,944	—
State and political subdivisions	41,394	—	41,394	—
Single-issuer trust preferred security	2,400	—	2,400	—
CRA investment fund	2,955	2,955	—	—
Loans held for sale, at fair value	839	—	839	—
Total	$333,491	$2,955	$330,536	$—

Liabilities:
Derivatives:
Cash flow hedges	$(169)	$—	$(169)	$—
Total	$(169)	$—	$(169)	$—

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2015 and December 31, 2014.

The following tables present residential loans held for sale, at fair value for the periods indicated:

	December 31, 2015	December 31, 2014
Residential loans contractual balance	$1,536	$826
Fair value adjustment	22	13
Total fair value of residential loans held for sale	$1,558	$839

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2015.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential mortgage	$251	$—	$—	$251
OREO	330	—	—	330

(In thousands)	December 31, 2014
Assets:
Impaired loans:
Primary residential mortgage	$543	$—	$—	$543
OREO	580	—	—	580

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $299 thousand, with a valuation allowance of $48 thousand at December 31, 2015. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $648 thousand, with a valuation allowance of $105 thousand at December 31, 2014.

At both December 31, 2015 and 2014, OREO at fair value represents one commercial property. The Company recorded a valuation allowance of $250 thousand and $400 thousand during 2015 and 2014, respectively.

The carrying amounts and estimated fair values of financial instruments at December 31, 2015 are as follows:

		Fair Value Measurements at December 31, 2015 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$70,160	$70,160	$—	$—	$70,160
Securities available for sale	195,630	2,939	192,691	—	195,630
FHLB and FRB stock	13,984	—	—	—	N/A
Loans held for sale, at fair value	1,558	—	1,558	—	1,558
Loans held for sale, at lower of cost or fair value	82,200	—	82,200	—	82,200
Loans, net of allowance for loan losses	2,887,386	—	—	2,865,601	2,865,601
Accrued interest receivable	6,820	—	562	6,258	6,820
Cash flow hedges	104	—	104	—	104
Loan level swaps	1,106	—	1,106	—	1,106
Financial liabilities
Deposits	$2,935,470	$2,407,300	$526,226	$—	$2,933,526
Overnight borrowings	40,700	—	40,700	—	40,700
Federal Home Loan Bank advances	83,692	—	84,409	—	84,409
Accrued interest payable	957	128	829	—	957
Cash flow hedges	1,434	—	1,434	—	1,434
Loan level swaps	1,106	—	1,106	—	1,106

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 are as follows:

		Fair Value Measurements at December 31, 2014 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$31,207	$30,707	$500	$—	$31,207
Securities available for sale	332,652	2,955	329,697	—	332,652
FHLB and FRB stock	11,593	—	—	—	N/A
Loans held for sale, at fair value	839	—	839	—	839
Loans, net of allowance for loan losses	2,230,787	—	—	2,213,604	2,213,604
Accrued interest receivable	5,371	—	924	4,447	5,371
Financial liabilities
Deposits	$2,298,693	$1,968,207	$329,579	$—	$2,297,786
Overnight borrowings	54,600	—	54,600		54,600
Federal Home Loan Bank advances	83,692	—	84,677	—	84,677
Financial Liabilities Derivatives	169	—	169	—	169
Accrued interest payable	496	103	393	—	496

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

Loans held for sale, at lower of cost or fair value: The fair value of loans held for sale is determined using quoted prices for similar assets adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors. Loans held for sale are classified as Level 2.

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

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31,

(In thousands)	2015	2014	2013
Professional and legal fees	$2,747	$1,873	$2,085
FDIC insurance	2,154	1,381	1,121
Wealth Division other expense	2,147	1,896	1,702
Branch Restructure (Note 4)	1,735	—	—
Telephone	942	914	696
Advertising	637	594	519
Loan expense	426	532	676
Provision for ORE losses	250	400	1,010
Intangible amortization	82	—	—
Other operating expenses	5,959	5,746	5,211
Total other operating expenses	$17,079	$13,336	$13,020

10.  INCOME TAXES

The income tax expense included in the consolidated financial statements for the years ended December 31, is allocated as follows:

(In thousands)	2015	2014	2013
Federal:
Current expense/(benefit)	$13,035	$10,251	$2,811
Deferred (benefit)/expense	(3,210)	(2,626)	1,299
State:
Current expense/(benefit)	3,176	625	21
Deferred expense	(833)	1,146	1,371
Total income tax expense	$12,168	$9,396	$5,502

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income before taxes as a result of the following:

(In thousands)	2015	2014	2013
Computed “expected” tax expense	$11,249	$8,500	$5,167
(Decrease)/increase in taxes resulting from:
Tax-exempt income	(316)	(152)	(317)
State income taxes	1,523	1,102	901
Bank owned life insurance income	(279)	(152)	(243)
Interest disallowance	40	9	10
Meals and entertainment expense	69	69
Stock-based compensation	86	60	54
Rate adjustment	(70)	—	(100)
Other	(134)	(40)	(30)
Total income tax expense	$12,168	$9,396	$5,502

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$10,437	$7,957
Valuation allowance for OREO losses	1,084	989
Federal and state net operating loss carryforward	6	9
Lease adjustment	122	149
Federal AMT credit carryforward	—	540
Post retirement benefits	445	427
Prepaid alternative minimum assessment	283	283
Contribution limitation	237	34
Charitable contribution carryforward	32	32
Organization costs	24	26
Cash flow hedge	544	69
Stock option expense	414	372
Nonaccrued interest	127	181
Accrued compensation	3,349	2,422
Capital leases	1,407	952
Total gross deferred tax assets	$18,511	$14,442
Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	$767	$920
Unrealized gain on securities available for sale	262	835
Deferred loan origination costs and fees	1,114	1,555
Deferred income	721	603
Investment securities, principally due to the accretion of bond discount	29	19
Other	36	19
Total gross deferred tax liabilities	2,929	3,951
Net deferred tax asset	$15,582	$10,491

Based upon taxes paid and projected future taxable income, Management believes that it is more likely than not that the gross deferred tax assets will be realized.

At December 31, 2014 and 2013, the Company had no unrecognized tax benefits. The Company does not expect the amount of unrecognized tax benefits to significantly change in the next twelve months.

The Company is subject to U.S. Federal income tax as well as New Jersey income tax. The Company is no longer subject to federal examination for tax years prior to 2012. The tax years of 2012, 2013 and 2014 remains open to federal examination. The Company is no longer subject to New Jersey examination for tax years prior to 2011. The tax years of 2011, 2012, 2013 and 2014 remain open for state examination.

11. BENEFIT PLANS

The Company sponsors a profit sharing plan and a savings plan under Section 401(K) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. Under the savings plan, the Company contributes three percent of salary for each employee regardless of the employees’ contributions as well as partially matching employee contributions. The Company contributed to an enhanced benefit plan to employees who were previously in the defined benefit plan, which was discontinued in 2008. The enhanced benefit was discretionary and was eliminated in 2014. In 2013, the enhanced benefit was approximately $850 thousand. Expense for the savings plan totaled approximately $1.6 million, $1.4 million and $1.9 million in 2015, 2014 and 2013, respectively.

Contributions to the profit sharing plan are made at the discretion of the Board of Directors and all funds are invested solely in Peapack-Gladstone Financial Corporation common stock. The Company did not contribute to the profit sharing plan in 2015 or 2014. The aggregate contribution to the profit sharing plan was $200 thousand in 2013, respectively.

12. STOCK-BASED COMPENSATION

The Company’s 2006 Long-Term Stock Incentive Plan and 2012 Long-Term Stock Incentive Plan allow the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. The total number of shares initially available to grant in active plans was 1,120,000. There are no shares remaining for issuance with respect to stock option plans approved in 1995, 1998 and 2002; however, options granted under those plans are still included in the numbers below. At December 31, 2015, there were 394,166 additional shares available for grant under the unexpired plans.

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

Changes in options outstanding during 2015 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2015	345,189	$17.38
Granted during 2015	—	—
Exercised during 2015	(18,891)	12.61
Expired during 2015	(45,750)	18.54
Forfeited during 2015	(13,259)	13.45
Balance, December 31, 2015	267,289	$17.28	4.41 years	$893
Vested and expected to vest (1)	256,140	$17.46	4.41 years	$809
Exercisable at December 31, 2015	225,996	$17.90	4.01 years	$615

(1)	The difference between the shares which are exercisable (fully vested) and those which are expected to vest is due to anticipated forfeitures.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on December 31, 2015 was $20.62.

The aggregate intrinsic value of stock options exercised was $142 thousand in 2015, $109 thousand in 2014 and $20 thousand in 2013.

There were no stock options granted during 2015. The per share weighted average fair value of stock options granted during 2014 and 2013 was $7.50 and $4.58, respectively, on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

	2014	2013
Dividend yield	1.02%	1.30%
Expected volatility	40%	39%
Expected life	7 Years	7 Years
Risk-free interest rate	2.18%	1.14%

As of December 31, 2015, there was approximately $284 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 0.60 years.

The Company issued stock awards in 2015, 2014 and 2013. The stock awards were either service based awards or performance based awards. The service based awards vest ratably over a three or five year period. The performance based awards are dependent upon the Company meeting certain performance criteria and cliff vest at the end of the performance period. During the fourth quarter of 2015, the Company concluded that the performance targets will no longer be met and therefore, reversed approximately $592 thousand of previously recorded expense for the performance awards. Total unrecognized compensation expense for performance based awards is $1.7 million as of December 31, 2015. The Company does not expect the performance based awards to vest. As of December 31, 2015, there was $4.6 million of total unrecognized compensation cost related to nonvested shares, which is expected to vest over 4.3 years. Total stock-based compensation expense recognized for stock awards totaled $1.6 million, $1.5 million and $590 thousand in 2015, 2014 and 2013, respectively, while total stock-based compensation expense recognized for stock options was $219 thousand, $234 thousand and $319 thousand for 2015, 2014 and 2013, respectively.

Changes in nonvested shares dependent on performance criteria for 2015 were as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	92,767	$18.12
Granted during 2015	—	—
Vested during 2015	—	—
Forfeited during 2015	—	—
Balance, December 31, 2015	92,767	$18.12

Changes in nonvested shares not dependent on performance criteria for 2015 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2015	252,328	$17.34
Granted during 2015	166,165	21.00
Vested during 2015	(91,364)	16.45
Forfeited during 2015	(5,708)	19.72
Balance, December 31, 2015	321,421	$19.44

13. COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is a party to litigation arising from the conduct of its business. Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner. There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $282.1 million and $223.0 million at December 31, 2015 and 2014, respectively, which are not included in the accompanying consolidated financial statements. These commitments include unused commercial and home equity lines of credit.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit and amounted to $10.4 million and $3.2 million at December 31, 2015 and 2014, respectively. The fair value of the Company’s liability for financial standby letters of credit was insignificant at December 31, 2015.

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

At December 31, 2015, the Company was obligated under non-cancelable operating leases for certain premises. Rental expense aggregated $2.6 million, $2.5 million and $2.5 million for the years ended December 31, 2015, 2014 and 2013 respectively, which is included in premises and equipment expense in the consolidated statements of income.

The minimum annual lease payments under the terms of the operating lease agreements, as of December 31, 2015, were as follows:

(In thousands)
2016	$2,024
2017	1,616
2018	1,460
2019	1,143
2020	1,133
Thereafter	2,946
Total	$10,322

The Company is also obligated under legally binding and enforceable agreements to purchase goods and services from third parties, including data processing service agreements.

14. REGULATORY CAPITAL

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules.  Management believes that as of December 31, 2015, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Adequately capitalized institutions must obtain prior regulatory approval to accept brokered deposits. The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company. If an institution is classified as undercapitalized, it is required to submit a capital restoration plan to its federal banking regulators and is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the federal banking regulators of a capital restoration plan for the institution. Furthermore, if an institution is classified as undercapitalized, the federal banking regulators may take certain actions to correct the capital position of the institution. If an institution is classified as significantly undercapitalized or critically undercapitalized, the federal banking regulators would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the federal banking regulators determined that other action would better achieve the purposes of the prompt corrective action regime. Any of the foregoing regulatory actions could have a direct material effect on an institution’s or its holding company’s financial statements. At December 31, 2015 and 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that Management believes have changed the Company’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well
			Capitalized Under		For Capital
			Prompt Corrective		Adequacy
	Actual		Action Provisions		Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total capital (to risk-weighted assets)	$297,497	11.32%	$262,719	10.00%	$210,176	8.00%

Tier I capital (to risk-weighted assets)	271,641	10.34	210,176	8.00	157,632	6.00

Common equity tier I (to risk-weighted assets)	271,641	10.34	170,768	6.50	118,224	4.50

Tier I capital (to average assets)	271,641	8.04	169,027	5.00	135,221	4.00

As of December 31, 2014:
Total capital (to risk-weighted assets)	$250,112	14.96%	$167,160	10.00%	$133,728	8.00%

Tier I capital (to risk-weighted assets)	230,632	13.80	100,296	6.00	66,864	4.00

Common equity tier I (to risk-weighted assets)	N/A	N/A	N/A	N/A	N/A	N/A

Tier I capital (to average assets)	230,632	8.74	131,895	5.00	105,516	4.00

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well
			Capitalized Under				For Capital
			Prompt Corrective				Adequacy
	Actual		Action Provisions				Purposes
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio
As of December 31, 2015:
Total capital (to risk-weighted assets)	$299,593	11.40%	$	N/A	N/A	%	$210,209	8.00%

Tier I capital (to risk-weighted assets)	273,738	10.42		N/A	N/A		157,657	6.00

Common equity tier I (to risk-weighted assets)	273,738	10.42		N/A	N/A		118,242	4.50

Tier I capital (to average assets)	273,738	8.10		N/A	N/A		135,237	4.00

As of December 31, 2014:
Total capital (to risk-weighted assets)	$259,918	15.55%	$	N/A	N/A	%	$133,745	8.00%

Tier I capital (to risk-weighted assets)	240,439	14.38		N/A	N/A		66,873	4.00

Common equity tier I (to risk-weighted assets)	N/A	N/A		N/A	N/A		N/A	N/A

Tier I capital (to average assets)	240,439	9.11		N/A	N/A		105,544	4.00

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

Interest Rate Swap Designated as Cash Flow Hedge: The Company has entered into interest rate swaps having a notional amount of $180 million and $25 million at December 31, 2015 and 2014, respectively. These interest rate swaps were designated as a cash flow hedge of certain interest-bearing demand brokered deposits and were determined to be fully effective during 2015 and 2014. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of these swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining term of the swaps.

Information about the interest rate swaps designated as cash flow hedges as of December 31, 2015 and 2014 is presented in the following table:

(Dollars in thousands)	2015		2014
Notional amount	$180,000		$25,000
Weighted average pay rate	1.64%		1.81%
Weighted average receive rate	0.29%		0.21%
Weighted average maturity	4.25	years	5.00	years
Unrealized loss	$(1,331)		$(169)

Net Interest expense recorded on these swap transactions totaled $1.6 million and $1 thousand for the twelve months ended December 31, 2015 and 2014, respectively, and is reported as a component of interest expense.

Cash Flow Hedge

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the year ended December 31:

2015
Amount of
	Amount of	Amount of	Gain/(Loss)
	Loss	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$(1,162)	$—	$—

2014
Amount of
	Amount of	Amount of	Gain/(Loss)
	Loss	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$(169)	$—	$—

The following tables reflect the cash flow hedges included in the financial statements as of December 31, 2015 and 2014:

	December 31, 2015
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(1,330)
Total included in other assets	15,000	104
Total included in other liabilities	$165,000	$(1,434)

	December 31, 2014
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$25,000	$(169)
Total included in other assets	—	—
Total included in other liabilities	$25,000	$(169)

Derivatives Not Designated as Accounting Hedges: Beginning in 2015, the Company offered facility specific/loan level swaps to its customers and offset its exposure from such contracts by entering into mirror image swaps with a financial institution/swap counterparty (loan level / back to back swap program). The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting. The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts. The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.

Information about these swaps is as follows:

(Dollars in thousands)	December 31, 2015
Notional amount	$27,259
Fair value	$1,106
Weighted average pay rates	3.06%
Weighted average receive rates	1.44%
Weighted average maturity	15.8	years

16. SHAREHOLDERS EQUITY

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

In addition, the Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the Plan, allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. In addition, shareholders may also make voluntary cash payments of up to $50,000 per quarter to purchase additional shares of common stock. The Plan provides that shares may be purchased directly from the Company out of its authorized but unissued or treasury shares, or in the open market. During 2015 and 2014 the shares purchased under the Plan were from authorized but unissued shares. The price of shares purchased under the Plan will be the average price paid for such shares by the Plan’s administrator, Computershare Investor Services. The price to the Plan administrator of shares purchased directly from Peapack-Gladstone with reinvested dividends or voluntary cash payments will be 97 percent of their “fair market value,” as that term is herein defined in the Plan. The three percent discount will continue until terminated or modified by action of the Board of Directors. Total shares issued through the Plan in 2015 totaled 665,654 and resulted in additional capital of $13.6 million, of which 661,857 shares were issued through the voluntary purchase portion of the Plan. Total shares issued through the Plan in 2014 totaled 416,057 and resulted in additional capital of $7.4 million, of which 411,772 shares were issued through the voluntary purchase portion of the Plan.

17. BUSINESS SEGMENTS

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

The following table presents the statements of income and total assets for the Company’s reportable segments for the twelve months ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended December 31, 2015
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$80,190	$4,262	$84,452
Noninterest income	6,434	17,280	23,714
Total income	86,624	21,542	108,166
Provision for loan losses	7,100	—	7,100
Salaries and benefits	32,133	8,145	40,278
Premises and equipment expense	10,634	935	11,569
Other noninterest expense	12,203	4,876	17,079
Total noninterest expense	62,070	13,956	76,026
Income before income tax expense	24,554	7,586	32,140
Income tax expense	9,217	2,951	12,168
Net income	$15,337	$4,635	$19,972

Total assets at period end	$3,328,937	$38,440	$3,364,659

	Twelve Months Ended December 31, 2014
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$64,148	$3,746	$67,894
Noninterest income	5,336	15,471	20,807
Total income	69,484	19,217	88,701
Provision for loan losses	4,875	—	4,875
Salaries and benefits	28,679	7,562	36,241
Premises and equipment expense	9,207	756	9,963
Other noninterest expense	8,922	4,414	13,336
Total noninterest expense	51,683	12,732	64,415
Income before income tax expense	17,801	6,485	24,286
Income tax expense	6,873	2,523	9,396
Net income	$10,928	$3,962	$14,890

Total assets at period end	$2,676,103	$26,294	$2,702,397

	Twelve Months Ended December 31, 2013
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$49,209	$3,567	$52,776
Noninterest income	6,417	14,178	20,595
Total income	55,626	17,745	73,371
Provision for loan losses	3,425	—	3,425
Salaries and benefits	26,504	5,745	32,249
Premises and equipment expense	9,331	583	9,914
Other noninterest expense	8,564	4,456	13,020
Total noninterest expense	47,824	10,784	58,608
Income before income tax expense	7,802	6,961	14,763
Income tax expense	2,908	2,594	5,502
Net income	$4,894	$4,367	$9,261

Total assets at period end	$1,964,514	$2,434	$1,966,948

18. ACQUISITION

On May 1, 2015, the Company acquired a wealth management company. The acquisition is consistent with the Company’s strategy to grow its wealth management business with a focus on high net worth clients.  The purchase price was $2.8 million and included cash, common stock and common stock warrants. Acquisition related costs were not material. In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment.

The fair value of the common shares and warrants issued as part of the consideration was determined based on the closing price of the Company’s common shares on the acquisition date.

The acquisition resulted in goodwill of $1.0 million and customer relationship and other intangibles of $1.8 million. The following table summarizes the consideration paid and the amounts of the assets acquired. No liabilities were assumed at the acquisition date:

Consideration (in thousands)
Cash	$800
Equity Instruments	2,000
Fair value of total consideration transferred	$2,800

Recognized amounts of identifiable assets acquired
Customer relationship intangible	$1,685
Other intangibles	105
Goodwill	1,010
Total assets acquired	$2,800

Equity instruments paid as a part of consideration included common stock shares of 47,916 and common stock warrants of 139,860 worth $1 thousand. The per share weighted average fair value of the stock warrants on acquisition date was $7.15. The Company calculated the value using the Black-Scholes Option-Pricing model with the following weighted average assumptions.

Dividend yield	0.93%
Expected volatility	33.73%
Expected life	7	Years
Risk-free interest rate	1.84%

Goodwill totaled $1.6 million and $563 thousand as of December 31, 2015 and 2014, respectively. The increase in goodwill is a result of the acquisition described above. Of the $1.6 million of goodwill, $563 thousand relates to the Banking segment and $1.0 million relates to the Wealth Management segment. Outside of goodwill, the only other intangible with an indefinite life was the assembled workforce intangible asset totaling $49 thousand.

The Company conducted its annual impairment analysis and concluded that there is no impairment of goodwill.

Acquired intangible assets that have a definite life were as follows at December 31, 2015.

	Gross	Gross
	Carrying	Accumulated
(In thousands)	Amount	Amount	Net
Amortized intangible assets:
Customer relationships	$1,685	$75	$1,610
Non-compete agreement	56	7	49
Total	$1,741	$82	$1,659

Aggregate amortization expense was $82 thousand for 2015.

Estimated amortization expense for each of the next five years is shown in the table below.

(In thousands)
2016	$123
2017	123
2018	123
2019	123
2020	116
Total	$608

19. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the years ended December 31, 2015, 2014 and 2013:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Loss
		Comprehensive	Accumulated	Twelve Months
	Balance at	Loss	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2014	Reclassifications	Loss	2015	2015

Net unrealized holding
gain on securities
available for sale,
net of tax	$1,321	$(602)	$(311)	$(913)	$408

Losses on cash flow hedge	$(100)	$(687)	$—	$(687)	$(787)

Accumulated other
comprehensive income/(loss),
net of tax	$1,221	$(1,287)	$(311)	$(1,600)	$(379)

			Amount	Other
			Reclassified	Comprehensive
		Other	from	(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	(Loss)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2013	Reclassifications	Income	2013	2014

Net unrealized holding
gain/(loss) on securities
available for sale,
net of tax	$23	$1,467	$(169)	$1,298	$1,321

Losses on cash flow hedge	—	$(100)	$—	$(100)	$(100)

Accumulated other
comprehensive income/
(loss), net of tax	$23	$1,367	$(169)	$1,198	$1,221

			Amount	Other
			Reclassified	Comprehensive
		Other	from	Income
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2012	Reclassifications	Income	2013	2013

Net unrealized holding
gain/(loss) on securities
available for sale,
net of tax	$4,299	$(3,730)	$(546)	$(4,276)	$23

Losses on cash flow hedge	$—	$—	$—	$—	$—

Accumulated other
comprehensive income/
(loss), net of tax	$4,299	$(3,730)	$(546)	$(4,276)	$23

The following represents the reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended
	December 31,
(In thousands)	2015	2014	2013	Affected Line Item in Statements of Income
Unrealized gains/(losses) on
Realized gain on securities sales, AFS	$527	$260	$840	Securities gains, net
Realized gain on securities sales, HTM	—	—	—	Securities gains, net
Gains/(losses) on cash flow hedges	—	—	—	Interest expense
Income tax expense	(216)	(91)	(294)	Income tax expense
Total reclassifications, net of tax	$311	$169	$546

20. CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2015	2014
Assets
Cash	$1,489	$9,311
Interest-earning deposits	515	516
Total cash and cash equivalents	2,004	9,827
Securities available for sale	—	—
Investment in subsidiary	273,580	232,461
Other assets	414	220
Total assets	$275,998	$242,508
Liabilities
Other liabilities	$322	$241
Total liabilities	322	241
Shareholders’ equity
Common stock	13,717	12,954
Surplus	213,203	195,829
Treasury stock	(8,988)	(8,988)
Retained earnings	58,123	41,251
Accumulated other comprehensive (loss)/income,
net of income tax benefit	(379)	1,221
Total shareholders’ equity	275,676	242,267
Total liabilities and shareholders’ equity	$275,998	$242,508

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2015	2014	2013
Income
Dividend from Bank	$—	$—	$1,350
Other income	1	1	9
Securities gains, net	—	—	2
Total income	1	1	1,361
Expenses
Other expenses	525	637	429
Total expenses	525	637	429
(Loss)/income before income tax expense and
equity in undistributed earnings of Bank	(524)	(636)	932
Income tax benefit	(180)	(216)	(50)
Net (loss)/income before equity in undistributed earnings of Bank	(344)	(420)	982
Equity in
undistributed earnings of Bank/(dividends in excess of earnings)	20,316	15,310	8,279
Net income	19,972	14,890	9,261
Accumulated other comprehensive (loss)/income	(1,600)	1,198	(4,276)
Comprehensive income	$18,372	$16,088	$4,985

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$19,972	$14,890	$9,261
Undistributed (earnings)/loss of Bank	(20,316)	(15,310)	(8,279)
Gain on securities available for sale	—	—	(2)
(Increase)/decrease in other assets	(194)	427	(37)
Increase/(decrease) in other liabilities	81	(63)	179
Net cash (used in)/provided by operating activities	(457)	(56)	1,122

Cash flows from investing activities:
Capital contribution to subsidiary	(18,000)	(88,674)	—
Proceeds from sales and calls of securities
available for sale	—	—	213
Net cash (used in)/provided by investing activities	(18,000)	(88,674)	213

Cash flows from financing activities:
Cash dividends paid on common stock	(3,100)	(2,414)	(1,802)
Exercise of stock options, net of stock swaps	86	174	30
Net proceeds, rights offering	—	48,358	41,100
Issuance of common shares (DRIP program)	13,648	7,429	3,248
Purchase of shares for Profit Sharing Plan	—	70	130
Net cash provided by financing activities	10,634	53,617	42,706

Net (decrease)/increase in cash and cash equivalents	(7,823)	(35,113)	44,041
Cash and cash equivalents at beginning of period	9,827	44,940	899
Cash and cash equivalents at end of period	$2,004	$9,827	$44,940

21. SUPPLEMENTAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial data for the periods indicated:

Selected 2015 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$22,361	$23,852	$25,806	$27,123
Interest expense	2,778	3,508	4,100	4,304
Net interest income	19,583	20,344	21,706	22,819
Provision for loan losses	1,350	2,200	1,600	1,950
Trust fees	4,031	4,532	4,169	4,307
Securities gains/(losses), net	268	176	83	—
Other income	1,583	1,791	1,358	1,416
Operating expenses	15,768	16,266	16,899	19,993
Income before income tax expense	8,347	8,377	8,817	6,599
Income tax expense	3,339	3,139	3,434	2,256
Net income	$5,008	$5,238	$5,383	$4,343

Earnings per share-basic	$0.34	$0.34	$0.35	$0.28
Earnings per share-diluted	0.33	0.34	0.35	0.28

Selected 2014 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$16,949	$18,630	$19,210	$20,786
Interest expense	1,378	1,707	2,162	2,434
Net interest income	15,571	16,923	17,048	18,352
Provision for loan losses	1,325	1,150	1,150	1,250
Wealth management fee income	3,754	4,005	3,661	3,822
Securities gains/(losses), net	98	79	39	44
Other income	1,143	1,389	1,352	1,421
Operating expenses	14,339	14,930	14,693	15,578
Income before income tax expense	4,902	6,316	6,257	6,811
Income tax expense	1,871	2,533	2,393	2,599
Net income	$3,031	$3,783	$3,864	$4,212

Earnings per share-basic	$0.26	$0.32	$0.33	$0.32
Earnings per share-diluted	0.26	0.32	0.32	0.32

Selected 2013 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$13,432	$13,460	$14,423	$15,738
Interest expense	1,005	1,012	1,050	1,210
Net interest income	12,427	12,448	13,373	14,528
Provision for loan losses	850	500	750	1,325
Wealth management fee income	3,368	3,628	3,295	3,547
Securities gains/(losses), net	289	238	188	125
Other income	1,947	1,370	1,299	1,301
Operating expenses	12,293	14,079	14,165	14,646
Income before income tax expense	4,888	3,105	3,240	3,530
Income tax expense	1,995	1,096	1,276	1,135
Net income	$2,893	$2,009	$1,964	$2,395

Earnings per share-basic	$0.33	$0.23	$0.22	$0.25
Earnings per share-diluted	0.32	0.22	0.22	0.25

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2015 Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committee.

Based on this assessment, Management determined that, as of December 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Attestation Report of the Independent Registered Certified Public Accounting Firm

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s December 31, 2015 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Director Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement is incorporated herein by reference.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience
Douglas L. Kennedy	59	October 9, 2012	Chief Executive Officer
Finn M.W. Caspersen, Jr.	46	January 1, 2008	Chief Operating Officer, General Counsel
Jeffrey J. Carfora	57	March 30, 2009	Chief Financial Officer
Vincent A. Spero	50	November 19, 2009	Head of Commercial Real Estate
Karen A. Rockoff	55	April 1, 2013	Chief Risk Officer
Anthony B. Bilotta, Jr.	55	September 16, 2013	Director of Retail Banking and Marketing
John P. Babcock	58	March 10, 2014	President of Private Wealth Management
Eric H. Waser	55	February 17, 2015	Head of Commercial Banking

Mr. Kennedy joined the Bank in October 2012 as Chief Executive Officer. He is a career banker with over 38 years of commercial banking experience. Previously, Mr. Kennedy served as Executive Vice President and Market President at Capital One Bank/North Fork and held key executive level positions with Summit Bank and Bank of American/Fleet Bank. Mr. Kennedy has a Bachelor’s Degree in Economics and a MBA from Sacred Heart University in Fairfield, Connecticut.

Mr. Caspersen has nearly 21 years of experience, including 12 years in the Banking industry. Mr. Caspersen joined the Bank as Chief Risk Officer in March 2004 and was promoted to General Counsel in May 2006. He was elected to the Board of Directors in April 2012. Mr. Caspersen was named Senior Executive Vice President, Chief Operating Officer and General Counsel in 2013. Prior to joining the Bank, Mr. Caspersen worked in the fields of venture capital, investment banking and corporate law. Mr. Caspersen is a graduate of Harvard Law School and Harvard College.

Mr. Carfora joined the Bank in April 2009 as Chief Financial Officer having previously served as a Transitional Officer with New York Community Bank from April 2007 until January 2008 as a result of a merger with PennFed Financial Services Inc. and Penn Federal Savings Bank (collectively referred to as “PennFed”). Previous to the merger, Mr. Carfora served as Chief Operating Officer of PennFed from October 2001 until April 2007 and Chief Financial Officer from December 1993 to October 2001. Mr. Carfora has nearly 36 years of experience, including 33 years in the Banking industry. Mr. Carfora has a Bachelor’s degree in Accounting and a MBA in Finance, both from Fairleigh Dickinson University and is a Certified Public Accountant.

Mr. Spero joined the Bank in June 2008 as Senior Vice President and Senior Commercial Lender and was named Head of Commercial Real Estate for the Bank in 2015. Mr. Spero has over 27 years of banking experience and previously served as Senior Vice President and Commercial Loan Team Leader at Lakeland Bank, a subsidiary of Lakeland Bancorp from May 2000 to May 2008. Mr. Spero is a graduate of Wagner College and attended Fairleigh Dickinson University in their MBA program.

Ms. Rockoff joined the Bank in April 2013 as Chief Risk Officer and is head of the Bank’s Enterprise Risk Management. Ms. Rockoff has 32 years of experience in financial services. Previously she worked for Morgan Stanley in Credit Risk Management for 16 years, covering the full spectrum of Morgan Stanley’s capital markets and loan products. Prior to her tenure at Morgan Stanley, Ms. Rockoff held positions at Nomura Securities International and Republic National Bank. Ms. Rockoff has Bachelor’s degrees in Accounting and French from Penn State and a MBA from Columbia University.

Mr. Bilotta joined the Bank in September 2013 as director of retail banking and marketing. Mr. Bilotta has over 32 years of banking experience, most recently with Oritani Bank where he was responsible for the retail banking and marketing functions. Mr. Bilotta is a graduate of Thomas Edison State College and the Bank Administration Institute at the University of Wisconsin.

Mr. Babcock joined the Bank in March 2014 as Senior Executive Vice President and President of Private Wealth Management of Peapack-Gladstone Bank. Mr. Babcock has more than 35 years of experience in wealth management and private banking, most recently serving as managing director and the regional head of the Northeast Mid-Atlantic region for the HSBC Private Bank. Prior to HSBC, Mr. Babcock held senior level positions at U.S. Trust/Bank of America, The Bank of New York and Summit/Fleet Bank. He has a Bachelor’s degree from the A. B. Freeman School of Business at Tulane University and an MBA from Fairleigh Dickinson University.

Eric H. Waser joined the bank in February 2015 as Executive Vice President and Head of Commercial Banking at Peapack-Gladstone Bank. Mr. Waser has more than 25 years of experience in financial services and private banking, most recently serving as managing director for Citibank’s East Business Banking Division.  Prior to Citibank, Mr. Waser held senior level positions at Mid Atlantic Corporate Banking, Sovereign Bank and Fleet Boston Financial/Nat West Bank.  Mr. Waser holds a Bachelor of Science degree from Indiana University, Kelly School of Business and has taught extensively on advanced credit, sales and leadership training topics and programs.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2015 for all equity compensation plans under which shares of our common stock may be issued:

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options (a)	Outstanding Options (b)	Reflected in Column (a) (c)

Equity
Compensation
Plans Approved
By Security
Holders	267,289	$17.28	394,166

Equity
Compensation
Plans Not
Approved By
Security Holders	N/A	N/A	N/A
Total	267,289	$17.28	394,166

The information set forth under the captions “Beneficial Ownership of Common Stock” in the 2016 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in the 2016 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Independent Registered Public Accounting Firm” and “Audit Committee Pre-approval Procedures” in the 2016 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2015 and 2014.
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013.
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2015 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2015 Annual Report.

(b)	Exhibits

(3)	Articles of Incorporation and By-Laws:

A.	Certificate of Incorporation as incorporated herein by reference to Exhibit 3 of the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009 (SEC File No. 001-16197).

B.	By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed on January 26, 2015.

(10)	Material Contracts:

A.	“Change in Control Agreement” dated as of December 20, 2007 by and among the Company, the Bank and Frank A. Kissel is incorporated by reference to Exhibits 10(A)1 of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007 (SEC File No. 001-16197). +

B.	“Split Dollar Plan for Senior Management” dated as of September 7, 2001 for Frank A. Kissel is incorporated by reference to Exhibit 10 (I) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

C.	“Directors’ Retirement Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (J) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

D.	“Directors’ Deferral Plan” dated as of March 31, 2001 is incorporated by reference to Exhibit 10 (K) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

E.	Peapack-Gladstone Financial Corporation 1998 Stock Option Plan for Outside Directors and Peapack-Gladstone Financial Corporation 2002 Stock Option Plan for Outside Directors, each as amended and restated through December 8, 2005, are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on December 14, 2005 (SEC File No. 001-16197). +

F.	Peapack-Gladstone Financial Corporation Amended and Restated 1998 Stock Option Plan and Peapack-Gladstone Financial Corporation Amended and Restated 2002 Stock Option Plan are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on January 13, 2006 (SEC File No. 001-16197). +

G.	Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q Quarterly Report filed on May 10, 2006 (SEC File No. 001-16197). +

H.	(1) Form of Restricted Stock Agreement, (2) Form of Restricted Stock Agreement for Outside Directors, (3) Form of Time-Based/Performance-Based Restricted Stock Agreement (4) Form of Non-qualified Stock Option Agreement, (5) Form of Incentive Stock Option Agreement and (6) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, incorporated by reference to Exhibits 10(H)(1), 10(H)(2), 10(H)(3), 10(H)(4), 10(H)(5) and 10(H)(6) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +*

I.	(1) Form of Non-qualified Stock Option Agreement, (2) Form of Incentive Stock Option Agreement, (3) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10(I)(2), 10(I)(3) and 10(I)(4) of the Registrant’s Form 10-K for the year ended December 31, 2012. +

J.	Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, as amended and restated (filed herewith).

K.	“Employment Agreement” dated as of December 4, 2013 by and among the Company, the Bank and Douglas L. Kennedy incorporated by reference to Exhibit 10(L) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

L.	“Employment Agreement” dated as of November 25, 2013 by and among the Company, the Bank and Frank A. Kissel incorporated by reference to Exhibit 10(M) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

M.	“Amended and Restated Employment Agreement” dated as of December 4, 2013 by and among the Company, the Bank and Finn M.W. Caspersen, Jr. incorporated by reference to Exhibit 10(N) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013 +

N.	“Amended and Restated Employment Agreement” dated as of December 4, 2013 by and among the Company, the Bank and Jeffrey J. Carfora incorporated by reference to Exhibit 10(O) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

O.	“Amended and Restated Employment Agreement” dated as of December 4, 2013 by and among the Company, the Bank and Vincent A. Spero incorporated by reference to Exhibit 10(P) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

P.	“Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Douglas L. Kennedy incorporated by reference to Exhibit 10(Q) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

Q.	“Amended and Restated Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Finn M. W. Caspersen, Jr. incorporated by reference to Exhibit 10(R) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013+

R.	“Amended and Restated Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Jeffrey J. Carfora incorporated by reference to Exhibit 10(S) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

S.	“Amended and Restated Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Vincent A. Spero incorporated by reference to Exhibit 10(T) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013.+

T.	“Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Karen A. Rockoff incorporated by reference to Exhibit 10(U) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

21)	List of Subsidiaries:

(a) Subsidiaries of the Company:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:

Name

PGB Trust and Investments of Delaware	Delaware	100%
Peapack-Gladstone Mortgage Group	New Jersey	100%
BGP RRE Holdings, LLC	New Jersey	100%
BGP CRE Painter Farm, LLC	New Jersey	100%
BGP CRE Heritage, LLC	New Jersey	100%
BGP CRE K&P Holdings, LLC	New Jersey	100%
BGP CRE Office Property, LLC	New Jersey	100%
PG Investment Company of Delaware	Delaware	100%
Peapack-Gladstone Realty, Inc.	New Jersey	100%
Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(23)	Consent of Independent Registered Public Accounting Firm:

(23.1)	Consent of Crowe Horwath LLP*

(24)	Power of Attorney*

(31.1)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone and Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(100)	Interactive Data File*
+	Management contract and compensatory plan or arrangement.

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

Dated:    March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	Chief Executive Officer and Director	March 15, 2016
Douglas L. Kennedy
/s/ Jeffrey J. Carfora	Senior Executive Vice President and Chief Financial Officer	March 15, 2016
Jeffrey J. Carfora	(Principal Financial Officer and Principal Accounting Officer)
/s/ F. Duffield Meyercord	Chairman of the Board	March 15, 2016
F. Duffield Meyercord
/s/ Finn M.W. Caspersen, Jr.	Director, Senior Executive Vice President,	March 15, 2016
Finn M. W. Caspersen, Jr.	General Counsel, Chief Operating Officer

/s/ Susan A. Cole	Director	March 15, 2016
Susan A. Cole

/s/ Anthony J. Consi II	Director	March 15, 2016
Anthony J. Consi II
/s/ Richard Daingerfield	Director	March 15, 2016
Richard Daingerfield

/s/ Edward A. Gramigna	Director	March 15, 2016
Edward A. Gramigna

/s/ John D. Kissel	Director	March 15, 2016
John D. Kissel
/s/ James R. Lamb	Director	March 15, 2016
James R. Lamb
/s/ Philip W. Smith III	Director	March 15, 2016
Philip W. Smith III
/s/ Beth Welsh	Director	March 15, 2016
Beth Welsh