Form 10-Q
period 2016-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2016-05-09
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended March 31, 2016

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

Number of shares of Common Stock outstanding as of April 30, 2016:

16,324,747

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share data)

	(unaudited)	(audited)
	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$15,872	$11,550
Federal funds sold	101	101
Interest-earning deposits	61,946	58,509
Total cash and cash equivalents	77,919	70,160

Securities available for sale	214,050	195,630
FHLB and FRB stock, at cost	13,254	13,984
Residential mortgage loans held for sale, at fair value	3,537	1,558
Multifamily mortgage loans held for sale, at lower of cost or fair value	38,066	82,200
Loans	3,027,701	2,913,242
Less: Allowance for loan losses	27,321	25,856
Net loans	3,000,380	2,887,386

Premises and equipment	29,609	30,246
Other real estate owned	861	563
Accrued interest receivable	7,497	6,820
Bank owned life insurance	43,101	42,885
Deferred tax assets, net	17,952	15,582
Goodwill	1,573	1,573
Other intangible assets	1,691	1,708
Other assets	16,507	14,364
TOTAL ASSETS	$3,465,997	$3,364,659
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$457,730	$419,887
Interest-bearing deposits:
Interest-bearing deposits checking	905,479	861,697
Savings	119,149	115,007
Money market accounts	820,757	810,709
Certificates of deposit - Retail	446,833	434,450
Subtotal deposits	2,749,948	2,641,750
Interest-bearing demand – Brokered	200,000	200,000
Certificates of deposit - Brokered	93,630	93,720
Total deposits	3,043,578	2,935,470
Overnight borrowings with Federal Home Loan Bank	21,100	40,700
Federal Home Loan Bank advances	83,692	83,692
Capital lease obligation	10,092	10,222
Accrued expenses and other liabilities	24,030	18,899
TOTAL LIABILITIES	3,182,492	3,088,983
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;
liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized
21,000,000 shares; issued shares, 16,735,018 at March 31, 2016 and
16,476,297 at December 31, 2015; outstanding shares, 16,326,840 at
March 31, 2016 and 16,068,119 at December 31, 2015	13,932	13,717
Surplus	217,766	213,203
Treasury stock at cost, 408,178 shares at March 31, 2016 and
December 31, 2015	(8,988)	(8,988)
Retained earnings	62,809	58,123
Accumulated other comprehensive loss, net of income tax	(2,014)	(379)
TOTAL SHAREHOLDERS’ EQUITY	283,505	275,676
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$3,465,997	$3,364,659

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$26,753	$20,986
Interest on securities available for sale:
Taxable	926	1,182
Tax-exempt	121	140
Interest on loans held for sale	11	10
Interest on interest-earning deposits	87	43
Total interest income	27,898	22,361
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	1,160	791
Interest on certificates of deposit	1,489	663
Interest on borrowed funds	479	392
Interest on capital lease obligation	122	128
Subtotal - interest expense	3,250	1,974
Interest on interest-bearing demand – brokered	741	280
Interest on certificates of deposits – brokered	497	524
Total Interest expense	4,488	2,778
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	23,410	19,583
Provision for loan losses	1,700	1,350
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	21,710	18,233
OTHER INCOME
Wealth management fee income	4,295	4,031
Service charges and fees	807	805
Bank owned life insurance	342	537
Gain on loans held for sale at fair value (Mortgage banking)	121	148
Gain on loans held for sale at lower of cost or fair value	124	—
Other income	473	93
Securities gains, net	101	268
Total other income	6,263	5,882
OPERATING EXPENSES
Salaries and employee benefits	10,908	9,425
Premises and equipment	2,864	2,616
Other operating expense	5,434	3,727
Total operating expenses	19,206	15,768
INCOME BEFORE INCOME TAX EXPENSE	8,767	8,347
Income tax expense	3,278	3,339
NET INCOME	$5,489	$5,008

EARNINGS PER SHARE
Basic	$0.35	$0.34
Diluted	$0.34	$0.33
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	15,858,278	14,909,722
Diluted	16,016,972	15,070,352

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income	$5,489	$5,008
Other comprehensive income:
Unrealized gains on available for sale
securities:
Unrealized holding gains arising
during the period	1,106	1,232
Less: Reclassification adjustment for net gains
included in net income	101	268
	1,005	964
Tax effect	(380)	(359)
Net of tax	625	605

Unrealized loss on cash flow hedges:
Unrealized holding loss	(3,820)	(992)
Reclassification adjustment for losses included in
net income	—	—
	(3,820)	(992)
Tax effect	1,560	405
Net of tax	(2,260)	(587)

Total other comprehensive (loss)/income	(1,635)	18

Total comprehensive income	$3,854	$5,026

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2016

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Loss	Total

Balance at January 1, 2016
16,068,119 common shares
outstanding	$13,717	$213,203	$(8,988)	$58,123	$(379)	$275,676
Net income	—	—	—	5,489	—	5,489
Net change in accumulated
other comprehensive income	—	—	—	—	(1,635)	(1,635)
Issuance of restricted stock, net
of forfeitures, (823) shares	(1)	1	—	—	—	—
Restricted stock repurchased on vesting
to pay taxes, (21,739) shares	(18)	(434)	—	—	—	(452)
Amortization of restricted stock	—	589	—	—	—	589
Cash dividends declared on
common stock
($0.05 per share)	—	—	—	(803)	—	(803)
Common stock option expense	—	20	—	—	—	20
Common stock options
exercised and related tax
benefits,4,615 shares	4	58	—	—	—	62
Sales of shares (Dividend
Reinvestment Program),
267,124 shares	222	4,163	—	—	—	4,385
Issuance of shares for
Employee Stock Purchase
Plan, 9,544 shares	8	166	—	—	—	174
Balance at March 31, 2016
16,326,840 common shares
outstanding	$13,932	$217,766	$(8,988)	$62,809	$(2,014)	$283,505

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$5,489	$5,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	756	798
Amortization of premium and accretion of discount on securities, net	344	499
Amortization of restricted stock	589	476
Amortization of intangible	17	—
Provision of loan losses	1,700	1,350
(Benefit)/provision for deferred taxes	(1,190)	79
Stock-based compensation, including ESPP	55	92
Gains on securities, available for sale	(101)	(268)
Loans originated for sale at fair value	(8,062)	(13,183)
Proceeds from sales of loans at fair value	6,204	9,925
Gains on loans held for sale at fair value	(121)	(148)
Net gains on loans held for sale at lower of cost or fair value	(124)	—
Losses on sale of other real estate owned	—	45
Increase in cash surrender value of life insurance, net	(216)	(162)
Increase in accrued interest receivable	(677)	(572)
(Increase)/decrease in other assets	(1,168)	1,421
Increase/(decrease) in accrued expenses, capital lease obligations
and other liabilities	169	(84)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,664	5,276
INVESTING ACTIVITIES:
Maturities of securities available for sale	12,169	24,431
Redemptions for FHLB & FRB stock	17,338	9,509
Call of securities available for sale	1,540	11,000
Sales of securities available for sale	4,194	22,386
Purchase of securities available for sale	(35,559)	(551)
Purchase of FHLB & FRB stock	(16,608)	(8,514)
Proceeds from sales of loans held for sale at lower of cost or fair value	57,436	—
Net increase in loans	(128,170)	(192,047)
Sales of other real estate owned	—	176
Purchase of premises and equipment	(119)	(608)
NET CASH USED IN INVESTING ACTIVITIES	(87,779)	(134,218)
FINANCING ACTIVITIES:
Net increase in deposits	108,108	223,639
Net decrease in overnight borrowings se in overnight borrowings	(19,600)	(54,600)
Cash dividends paid on common stock	(803)	(757)
Exercise of Stock Options, net of stock swap	62	27
Restricted stock tax expense	(452)	(23)
Sales of shares (DRIP Program)	4,385	2,121
Purchase of shares for Profit Sharing Plan	174	151
NET CASH PROVIDED BY FINANCING ACTIVITIES	91,874	170,558
Net increase in cash and cash equivalents	7,759	41,616
Cash and cash equivalents at beginning of period	70,160	31,207
Cash and cash equivalents at end of period	$77,919	$72,823

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	4,304	2,463
Taxes	5,800	1,850
Transfer of loans to loans held for sale	$13,178	$—
Transfer of loans to other real estate owned	298	—

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2015 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2016 and the results of operations, comprehensive income, and cash flows statements for the three months ended March 31, 2016 and 2015, and shareholders’ equity statement for the three months ended March 31, 2016.

Principles of Consolidation and Organization: The consolidated financial statements of the Corporation are prepared on the accrual basis and include the accounts of the Corporation and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware and Peapack-Gladstone Mortgage Group, Inc. and Peapack-Gladstone Mortgage Group’s wholly-owned subsidiary, PG Investment Company of Delaware, Inc. and its wholly-owned subsidiary, Peapack-Gladstone Realty Inc., a New Jersey Real Estate Investment Company. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

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

Peapack-Gladstone Bank’s Private Wealth Management Division includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust & Investments of Delaware. Income is recognized as earned.

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

Loans are considered past due when they are not paid in accordance with contractual terms. The accrual of income on loans is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six months. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Nonaccrual mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in the States of New Jersey and New York.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis. The multiple was 5.0 times for non-impaired substandard loans and 2.5 times for non-impaired special mention loans.

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

Multifamily and Commercial Real Estate Loans. The Bank provides mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) and other commercial real estate that is either owner occupied or managed as an investment property (non-owner occupied) in the Tri-State area and Pennsylvania. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are considered “mixed use” as they are a combination of building types, such as a building with retail space on the ground floor and either residential apartments or office suites on the upper floors. Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and its ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

Agricultural Production. These are loans to finance agricultural production and other loans to farmers. The Bank does not actively engage in this type of lending.

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

For the three months ended March 31, 2016 and 2015, the Company recorded total compensation cost for stock options of $20 thousand and $65 thousand, respectively, with a recognized tax benefit of $2 thousand and $6 thousand for the quarters ended March 31, 2016 and 2015, respectively. There was approximately $166 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans at March 31, 2016. That cost is expected to be recognized over a weighted average period of 0.62 years.

For the Company’s stock option plans, changes in options outstanding during the three months ended March 31, 2016 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2016	267,289	$17.28
Granted during 2016	—	—
Exercised during 2016	(4,615)	13.39
Expired during 2016	(12,529)	22.07
Forfeited during 2016	(340)	15.18
Balance, March 31, 2016	249,805	17.12	4.22 years	—
Vested and expected to vest (1)	246,030	17.20	4.22 years	—
Exercisable at March 31, 2016	235,823	17.30	4.08 years	31

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2016 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on March 31, 2016 was $16.90.

There were no stock options granted in the three months ended March 31, 2016.

The Company has previously granted performance based and service based restricted stock awards. In the first quarter of 2016, the Company granted 185,609 restricted stock units, which are service based units that vest ratably over a one, three or five year period.

The performance based awards that were granted in previous periods, are dependent upon the Company meeting certain performance criteria and cliff vest at the end of the performance period.  During the fourth quarter of 2015, the Company concluded that the performance targets would not be met and therefore, reversed approximately $592 thousand of previously recorded expense for the performance awards. Total unrecognized compensation expense for performance based awards is $1.7 million as of March 31, 2016. The Company does not expect the performance based awards to vest.

Changes in nonvested shares dependent on performance criteria for the three months ended March 31, 2016 were as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	92,767	$18.12
Granted during 2016	—	—
Vested during 2016	—	—
Forfeited during 2016	—	—
Balance, March 31, 2016	92,767	$18.12

Changes in service based restricted stock awards/units for the three months ended March 31, 2016 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	321,421	$19.44
Granted during 2016	185,609	16.96
Vested during 2016	(91,785)	18.24
Forfeited during 2016	(823)	20.66
Balance, March 31, 2016	414,422	$18.59

As of March 31, 2016, there was $7.7 million of total unrecognized compensation cost related to service based awards/units. That cost is expected to be recognized over a weighted average period of 2.54 years. Stock compensation expense recorded for the first quarter of 2016 and 2015 totaled $589 thousand and $476 thousand, respectively.

Employee Stock Purchase Plan (“ESPP”): On April 22, 2014, the shareholders of the Company approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for the granting of purchase rights of up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. Subject to certain eligibility requirements and restrictions, the ESPP allows employees to purchase shares during four three-month offering periods (each an “Offering Period”). Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between one percent and 15 percent of their compensation. At the end of each Offering Period on the purchase date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during an Offering Period by the applicable purchase price. The purchase price is an amount equal to 85 percent of the closing market price of a share of common stock on the purchase date. Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the Offering Period without penalty. The fair value of each share purchase right is determined using the Black-Scholes option pricing model.

The Company recorded $35 thousand and $27 thousand of expense in salaries and employee benefits expense for the three months ended March 31, 2016 and 2015, respectively. Total shares issued under the ESPP during the first quarter of 2016 and 2015 were 9,544 and 7,888, respectively.

Earnings per share – Basic and Diluted: The following is a reconciliation of the calculation of basic and diluted earnings per share. Basic net income per share is calculated by dividing net income available to shareholders by the weighted average shares outstanding during the reporting period. Diluted net income per share is computed similarly to that of basic net income per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all shares underlying potentially dilutive stock options were issued, and all restricted stock, stock warrants or restricted stock units were to vest during the reporting period utilizing the Treasury stock method.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2016	2015

Net income to shareholders	$5,489	$5,008

Basic weighted-average shares outstanding	15,858,278	14,909,722
Plus: common stock equivalents	158,694	160,630
Diluted weighted-average shares outstanding	16,016,972	15,070,352
Net income per share
Basic	$0.35	$0.34
Diluted	0.34	0.33

Stock options totaling 225,278 and 163,297 shares were not included in the computation of diluted earnings per share in the first quarters of 2016 and 2015, respectively, because they were considered antidilutive.

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

Goodwill and Other Intangible Assets:  Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquired company (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill and assembly workforce are the intangible assets with an indefinite life on our balance sheet.

Other intangible assets primarily consist of customer relationship intangible assets arising from acquisition are amortized on an accelerated method over their estimated useful lives, which range up to 15 years.

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of March 31, 2016 and December 31, 2015 follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$7,986	$17	$—	$8,003
Mortgage-backed securities – residential	164,981	2,087	(81)	166,987
SBA pool securities	7,504	—	(95)	7,409
State and political subdivisions	25,904	424	(15)	26,313
Single-issuer trust preferred security	2,999	—	(641)	2,358
CRA investment	3,000	—	(20)	2,980
Total	$212,374	$2,528	$(852)	$214,050

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities – residential	$159,747	$1,293	$(433)	$160,607
SBA pool securities	7,601	—	(81)	7,520
State and political subdivisions	21,612	417	—	22,029
Single-issuer trust preferred security	2,999	—	(464)	2,535
CRA investment	3,000	—	(61)	2,939
Total	$194,959	$1,710	$(1,039)	$195,630

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed
securities-residential	$10,956	$(38)	$7,211	$(43)	$18,167	$(81)
SBA pool securities	—	—	7,409	(95)	7,409	(95)
State and political
subdivisions	2,890	(15)	—	—	2,890	(15)
Single-issuer trust
preferred security	—	—	2,358	(641)	2,358	(641)
CRA investment fund	—	—	2,980	(20)	2,980	(20)
Total	$13,846	$(53)	$19,958	$(799)	$33,804	$(852)

	December 31, 2015
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed
securities-residential	$89,717	$(345)	$8,913	$(88)	$98,630	$(433)
SBA pool securities	—	—	7,520	(81)	7,520	(81)
Single-issuer trust
Preferred security	—	—	2,535	(464)	2,535	(464)
CRA investment fund	—	—	2,939	(61)	2,939	(61)
Total	$89,717	$(345)	$21,907	$(694)	$111,624	$(1,039)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of March 31, 2016, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in unrealized loss position were determined to be other-than-temporarily impaired.

At March 31, 2016, the unrealized loss on the single-issuer trust preferred security of $641 thousand was related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at March 31, 2016.

3. LOANS

Loans outstanding, excluding those held for sale, by general ledger classification, as of March 31, 2016 and December 31, 2015, consisted of the following:

		% of		% of
	March 31,	Totals	December 31,	Total
(In thousands)	2016	Loans	2015	Loans
Residential mortgage	$469,084	15.49%	$470,869	16.16%
Multifamily mortgage	1,489,708	49.20	1,416,775	48.63
Commercial mortgage	414,677	13.70	413,118	14.18
Commercial loans	554,871	18.33	512,886	17.60
Construction loans	1,392	0.05	1,401	0.05
Home equity lines of credit	53,328	1.76	52,649	1.81
Consumer loans, including fixed
rate home equity loans	44,198	1.46	45,044	1.55
Other loans	443	0.01	500	0.02
Total loans	$3,027,701	100.00%	$2,913,242	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of March 31, 2016 and December 31, 2015:

		% of		% of
	March 31,	Totals	December 31,	Total
(In thousands)	2016	Loans	2015	Loans
Primary residential mortgage	$499,734	16.52%	$483,085	16.59%
Home equity lines of credit	53,481	1.77	52,804	1.81
Junior lien loan on residence	10,686	0.35	11,503	0.39
Multifamily property	1,489,708	49.22	1,416,775	48.66
Owner-occupied commercial real estate	163,495	5.40	176,276	6.05
Investment commercial real estate	587,213	19.41	568,849	19.54
Commercial and industrial	173,299	5.73	154,295	5.30
Secured by farmland/agricultural
production	177	0.01	179	0.01
Commercial construction loans	150	0.01	151	0.01
Consumer and other loans	47,894	1.58	47,635	1.64
Total loans	$3,025,837	100.00%	$2,911,552	100.00%
Net deferred costs	1,864		1,690
Total loans including net deferred costs	$3,027,701		$2,913,242

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses (ALLL) as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential
mortgage	$10,165	$297	$489,569	$2,206	$499,734	$2,503
Home equity lines
of credit	153	—	53,328	133	53,481	133
Junior lien loan
on residence	171	—	10,515	13	10,686	13
Multifamily
property	—	—	1,489,708	11,631	1,489,708	11,631
Owner-occupied
commercial
real estate	1,264	—	162,231	1,683	163,495	1,683
Investment
commercial
real estate	11,446	58	575,767	8,469	587,213	8,527
Commercial and
industrial	136	136	173,163	2,555	173,299	2,691
Secured by
farmland and
agricultural
production	—	—	177	2	177	2
Commercial
construction	—	—	150	2	150	2
Consumer and
Other	—	—	47,894	136	47,894	136
Total ALLL	$23,335	$491	$3,002,502	$26,830	$3,025,837	$27,321

	December 31, 2015
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$9,752	$291	$473,333	$2,006	$483,085	$2,297
Home equity lines
of credit	254	—	52,550	86	52,804	86
Junior lien loan
on residence	176	—	11,327	66	11,503	66
Multifamily
Property	—	—	1,416,775	11,813	1,416,775	11,813
Owner-occupied
Commercial
real estate	1,272	—	175,004	1,679	176,276	1,679
Investment
commercial
real estate	11,482	61	557,367	7,529	568,849	7,590
Commercial and
Industrial	171	138	154,124	2,071	154,295	2,209
Secured by
farmland and
agricultural production
production	—	—	179	2	179	2
Commercial
construction	—	—	151	2	151	2
Consumer and
Other	—	—	47,635	112	47,635	112
Total ALLL	$23,107	$490	$2,888,445	$25,366	$2,911,552	$25,856

Impaired loans include nonaccrual loans of $7.3 million at March 31, 2016 and $6.7 million at December 31, 2015. Impaired loans also include performing TDR loans of $15.8 million at March 31, 2016 and $16.2 million at December 31, 2015. At March 31, 2016, the allowance allocated to TDR loans totaled $491 thousand of which $160 thousand was allocated to nonaccrual loans. At December 31, 2015, the allowance allocated to TDR loans totaled $441 thousand of which $162 thousand was allocated to nonaccrual loans. All accruing TDR loans were paying in accordance with restructured terms as of March 31, 2016. The Company has not committed to lend additional amounts as of March 31, 2016 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015 (The average impaired loans on the following tables represent year to date impaired loans.):

	March 31, 2016
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,766	$8,160	$—	$7,217
Owner-occupied commercial real estate	1,460	1,264	—	1,270
Investment commercial real estate	10,812	10,205	—	10,224

Home equity lines of credit	354	153	—	186
Junior lien loan on residence	622	171	—	320

Total loans with no related allowance	$23,014	$19,953	$—	$19,217
With related allowance recorded:
Primary residential mortgage	$2,040	$2,005	$297	$1,671
Investment commercial real estate	1,241	1,241	58	1,246
Commercial and industrial	179	136	136	148
Total loans with related allowance	$3,460	$3,382	$491	$3,065
Total loans individually evaluated for
impairment	$26,474	$23,335	$491	$22,282

	December 31, 2015
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$8,998	$7,782	$—	$5,683
Owner-occupied commercial real estate	1,460	1,272	—	1,379
Investment commercial real estate	11,099	10,233	—	10,330
Commercial and industrial	63	33	—	112
Home equity lines of credit	258	254	—	229
Junior lien loan on residence	219	176	—	166
Consumer and other	—	—	—	1
Total loans with no related allowance	$22,097	$19,750	$—	$17,900
With related allowance recorded:
Primary residential mortgage	$2,090	$1,970	$291	$1,894
Investment commercial real estate	1,249	1,249	61	1,266
Commercial and industrial	179	138	138	144
Total loans with related allowance	$3,518	$3,357	$490	$3,304
Total loans individually evaluated for
impairment	$25,615	$23,107	$490	$21,204

Interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015, was not material. The Company did not recognize any income on nonaccruing impaired loans for the three months ended March 31, 2016 and 2015.

Loans held for sale, at lower of cost or fair value at March 31, 2016, represents loans (including loan participations) that the Company has the intent to sell. The Company expects sale price to approximate recorded investment. During the quarter, proceeds for sale of loans held for sale, at lower of cost or fair value totaled $57.4 million. The sale included whole loans and participations. The Company recorded gain on sale of whole loans of $124 thousand. No loans were sold at a loss.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$5,226	$—
Home equity lines of credit	129	—
Junior lien loan on residence	114	—
Owner-occupied commercial real estate	1,265	—
Investment commercial real estate	408	—
Commercial and industrial	136	—
Total	$7,278	$—

	December 31, 2015
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,549	$—
Home equity lines of credit	229	—
Junior lien loan on residence	118	—
Owner-occupied commercial real estate	1,272	—
Investment commercial real estate	408	—
Commercial and industrial	171	—
Consumer and other	—	—
Total	$6,747	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loans, excluding nonaccrual loans:

	March 31, 2016
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,240	$—	$—	$1,240
Home equity lines of credit	—	145	—	145
Consumer and other	—	8	—	8
Total	$1,240	$153	$—	$1,393

	December 31, 2015
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,214	$157	$—	$1,371
Investment commercial real estate	772	—	—	772
Total	$1,986	$157	$—	$2,143

Credit Quality Indicators:

The Company places all commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten and is subsequently re-evaluated annually, as follows:

•	By credit underwriters for all loans $1,000,000 and over;
•	Through a limited review by Portfolio Managers with the Chief Credit Officer for loans between $500,000 and $1,000,000;
•	By an external independent loan review firm for all new loans over $500,000 and for existing loans of $3,500,000 and over;
•	On a proportional basis by an external independent loan review firm for loans from $500,000 up to $3,499,999;
•	By an external independent loan review firm for all loans with a risk rating of criticized;

•	On a random sampling basis by an external independent loan review firm for loans under $500,000;
•	Whenever Management otherwise identifies a positive or negative trend or issue relating to a borrower.

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

Loans that are considered to be impaired are individually evaluated for potential loss and allowance adequacy. Loans not deemed impaired are collectively evaluated for potential loss and allowance adequacy. As of March 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$488,749	$679	$10,306	$—
Home equity lines of credit	53,328	—	153	—
Junior lien loan on residence	10,515	—	171	—
Multifamily property	1,480,843	7,677	1,188	—
Owner-occupied commercial real estate	157,713	917	4,865	—
Investment commercial real estate	549,068	6,147	31,998	—
Commercial and industrial	168,128	5,035	136	—
Farmland	177	—	—	—
Commercial construction	—	150	—	—
Consumer and other loans	47,894	—	—	—
Total	$2,956,415	$20,605	$48,817	$—

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$471,859	$1,332	$9,894	$—
Home equity lines of credit	52,550	—	254	—
Junior lien loan on residence	11,327	—	176	—
Multifamily property	1,407,856	7,718	1,201	—
Owner-occupied commercial real estate	170,420	928	4,928	—
Investment commercial real estate	536,479	6,217	26,153	—
Commercial and industrial	148,940	5,184	171	—
Farmland	179	—	—	—
Agricultural production	—	—	—	—
Commercial construction	—	151	—	—
Consumer and other loans	47,635	—	—	—
Total	$2,847,245	$21,530	$42,777	$—

At March 31, 2016, $22.1 million of substandard and special mention loans were also considered impaired compared to December 31, 2015, when $21.8 million were also impaired.

The activity in the allowance for loan losses for the three months ended March 31, 2016 is summarized below:

	January 1,				March 31,
	2016				2016
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,297	$(13)	$14	$205	$2,503
Home equity lines of credit	86	—	2	45	133
Junior lien loan on residence	66	—	17	(70)	13
Multifamily property	11,813	—	—	(182)	11,631
Owner-occupied commercial real estate	1,679	—	—	4	1,683
Investment commercial real estate	7,590	(258)	2	1,193	8,527
Commercial and industrial	2,209	(3)	4	481	2,691
Secured by farmland and agricultural production	2	—	—	—	2
Commercial construction	2	—	—	—	2
Consumer and other loans	112	(1)	1	24	136
Total ALLL	$25,856	$(275)	$40	$1,700	$27,321

The activity in the allowance for loan losses for the three months ended March 31, 2015 is summarized below:

	January 1,				March 31,
	2015				2015
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,923	$(43)	$66	$(632)	$2,314
Home equity lines of credit	156	(100)	—	41	97
Junior lien loan on residence	109	—	28	(66)	71
Multifamily property	8,983	—	—	(245)	8,738
Owner-occupied commercial real estate	1,547	—	11	789	2,347
Investment commercial real estate	4,751	—	6	1,378	6,135
Commercial and industrial	880	—	25	106	1,011
Secured by farmland and agricultural production	4	—	—	(1)	3
Commercial construction	31	—	—	(8)	23
Consumer and other loans	96	(17)	10	(12)	77
Total ALLL	$19,480	$(160)	$146	$1,350	$20,816

Troubled Debt Restructurings:

The Company has allocated $491 thousand and $441 thousand of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of March 31, 2016 and December 31, 2015, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

During the three month period ended March 31, 2016, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; a deferral of scheduled payments with an extension of the maturity date; or some other modification or extension which would not be readily available in the market.

The following table presents loans by class modified as TDRs that occurred during the three month period ended March 31, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$1,133	$1,133
Total	2	$1,133	$1,133

The identification of the troubled debt restructurings did not have a significant impact on the allowance for loan losses.

There were no new TDRs that occurred during the three month period ending March 31, 2015.

There were no loans that were modified as TDRs for which there was a payment default, within twelve months of modification, during the three months ended March 31, 2016 and March 31, 2015.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. At the time a loan is restructured, the Bank performs a full re-underwriting analysis, which includes, at a minimum, obtaining current financial statements and tax returns, copies of all leases, if applicable, and an updated independent appraisal of any property. A loan will continue to accrue interest if it can be reasonably determined that the borrower should be able to perform under the modified terms, that the loan has not been chronically delinquent (both to debt service and real estate taxes) or in nonaccrual status since its inception, and that there have been no charge-offs on the loan. Restructured loans with previous charge-offs would not accrue interest at the time of the TDR. At a minimum, six months of contractual payments would need to be made on a restructured loan before a loan may be considered for return to accrual status.

4. DEPOSITS

Certificates of deposit, excluding brokered certificates of deposit over $250,000 totaled $120.1 million and $47.4 million at March 31, 2016 and 2015, respectively.

The following table sets forth the details of total deposits as of March 31, 2016 and December 31, 2015:

	March 31,		December 31,
	2016		2015
(In thousands)	$	%	$	%
Noninterest-bearing demand deposits	$457,730	15.04%	$419,887	14.30%
Interest-bearing checking	905,479	29.75	861,697	29.36
Savings	119,149	3.91	115,007	3.92
Money market	820,757	26.97	810,709	27.62
Certificates of deposit	446,833	14.68	434,450	14.80
Subtotal deposits	2,749,948	90.35	2,641,750	90.00
Interest-bearing demand - Brokered	200,000	6.57	200,000	6.81
Certificates of deposit - Brokered	93,630	3.08	93,720	3.19
Total deposits	$3,043,578	100.00%	$2,935,470	100.00%

The scheduled maturities of certificates of deposit, including brokered deposits, as of March 31, 2016 are as follows:

(In thousands)
2016	$77,568
2017	102,202
2018	181,386
2019	65,310
2020	34,426
Over 5 Years	79,571
Total	$540,463

5. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLB”) totaled $83.7 million at March 31, 2016 and December 31, 2015, with a weighted average interest rate of 1.78 percent.

At March 31, 2016, advances totaling $71.7 million with a weighted average interest rate of 1.57 percent have fixed maturity dates. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $382.4 million and multifamily mortgages totaling $961.3 million at March 31, 2016.

Also at March 31, 2016, the Corporation had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $17.6 million at March 31, 2016.

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2016	$21,897
2017	23,897
2018	34,898
2019	3,000
2020	—
Over 5 years	—
Total	$83,692

Overnight borrowings with the Federal Home Loan Bank totaled $21.1 million with a weighted average interest rate of 0.49 percent and $40.7 million with a weighted average interest rate of 0.52 percent at March 31, 2016 and December 31, 2015, respectively.

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

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$21,990	$1,420	$23,410
Noninterest income	1,880	4,383	6,263
Total income	23,870	5,803	29,673

Provision for loan losses	1,700	—	1,700
Salaries and benefits	8,813	2,095	10,908
Premises and equipment expense	2,637	227	2,864
Other noninterest expense	3,917	1,517	5,434
Total noninterest expense	17,067	3,839	20,906
Income before income tax expense	6,803	1,964	8,767
Income tax expense	2,514	764	3,278
Net income	$4,289	$1,200	$5,489

Total assets for period end	$3,415,432	$53,252	$3,465,997

	Three Months Ended March 31, 2015
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$18,570	$1,013	$19,583
Noninterest income	1,777	4,105	5,882
Total income	20,347	5,118	25,465

Provision for loan losses	1,350	—	1,350
Salaries and benefits	7,540	1,885	9,425
Premises and equipment expense	2,385	231	2,616
Other noninterest expense	2,495	1,232	3,727
Total noninterest expense	13,770	3,348	17,118
Income before income tax expense	6,577	1,770	8,347
Income tax expense	2,651	688	3,339
Net income	$3,926	$1,082	$5,008

Total assets for period end	$2,853,133	$26,324	$2,879,457

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of March 31, 2016, all collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$8,003	$—	$8,003	$—
Mortgage-backed securities-
residential	166,987	—	166,987	—
SBA pool securities	7,409	—	7,409	—
State and political subdivisions	26,313	—	26,313	—
Single-Issuer Trust Preferred	2,358	—	2,358	—
CRA investment fund	2,980	2,980	—	—
Loans held for sale, at fair value	3,537	—	3,537	—
Derivatives:
Loan level swaps	2,185	—	2,185	—
Total	$219,772	$2,980	$216,792	$—

Liabilities:
Derivatives:
Cash flow hedges	$(5,151)	$—	$(5,151)	$—
Loan level swaps	(2,185)	—	(2,185)	—
Total	$(7,336)	$—	$(7,336)	$—

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
Mortgage-backed securities-
residential	$160,607	$—	$160,607	$—
SBA pool securities	7,520	—	7,520	—
State and political subdivisions	22,029	—	22,029	—
Single-Issuer Trust Preferred	2,535	—	2,535	—
CRA investment fund	2,939	2,939	—	—
Loans held for sale, at fair value	1,558	—	1,558	—
Derivatives:
Cash flow hedges	104	—	104	—
Loan level swaps	1,106	—	1,106	—
Total	$198,398	$2,939	$195,459	$—

Liabilities:
Derivatives:
Cash flow hedges	$(1,434)	$—	$(1,434)	$—
Loan level swaps	(1,106)	—	(1,106)	—
Total	$(2,540)	$—	$(2,540)	$—

The Corporation has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Corporation’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2016 and December 31, 2015.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	March 31, 2016	December 31, 2015
Residential loans contractual balance	$3,483	$1,536
Fair value adjustment	54	22
Total fair value of residential loans held for sale	$3,537	$1,558

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant observable
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential mortgage	$285	$—	$—	$285
OREO	330	—	—	330

	December 31,
(In thousands)	2015
Assets:
Impaired loans:
Primary residential mortgage	$251	$—	$—	$251
OREO	330	—	—	330

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded investment of $346 thousand, with a valuation allowance of $61 thousand at March 31, 2016 and $299 thousand, with a valuation allowance of $48 thousand, at December 31, 2015.

At both March 31, 2016 and December 31, 2015, OREO at fair value represents one commercial property. The Company did not record a valuation allowance during either of the three months ended March 31, 2016 and March 31, 2015.

The carrying amounts and estimated fair values of financial instruments at March 31, 2016 are as follows:

		Fair Value Measurements at March 31, 2016 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$77,919	$77,919	$—	$—	$77,919
Securities available for sale	214,050	2,980	211,070	—	214,050
FHLB and FRB stock	13,254	—	—	—	N/A
Loans held for sale, at fair value	3,537	—	3,537	—	3,537
Loans held for sale, at lower of cost
or fair value	38,066	—	38,066	—	38,066
Loans, net of allowance for loan losses	3,000,380	—	—	3,001,458	3,001,458
Accrued interest receivable	7,497	—	636	6,861	7,497
Loan level swap derivatives	2,185	—	2,185	—	2,185
Financial liabilities
Deposits	$3,043,578	$2,503,115	$545,024	$—	$3,048,139
Overnight borrowings	21,100	—	21,100	—	21,100
Federal home loan bank advances	83,692	—	84,862	—	84,862
Accrued interest payable	1,019	128	891	—	1,019
Cash flow hedge derivatives	5,151	—	5,151	—	5,151
Loan level swap derivatives	2,185	—	2,185	—	2,185

The carrying amounts and estimated fair values of financial instruments at December 31, 2015 are as follows:

		Fair Value Measurements at December 31, 2015 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$70,160	$70,160	$—	$—	$70,160
Securities available for sale	195,630	2,939	192,691	—	195,630
FHLB and FRB stock	13,984	—	—	—	N/A
Loans held for sale, at fair value	1,558	—	1,558	—	1,558
Loans held for sale, at lower of cost
Or fair value	82,200	—	82,200	—	82,200
Loans, net of allowance for loan losses	2,887,386	—	—	2,865,601	2,865,601
Accrued interest receivable	6,820	—	562	6,258	6,820
Cash flow Hedges	104	—	104	—	104
Loan level swaps	1,106	—	1,106	—	1,106
Financial liabilities
Deposits	$2,935,470	$2,407,300	$526,226	$—	$2,933,526
Overnight borrowings	40,700	—	40,700	—	40,700
Federal home loan bank advances	83,692	—	84,409	—	84,409
Accrued interest payable	957	128	829	—	957
Cash flow hedges	1,434	—	1,434	—	1,434
Loan level swaps	1,106	—	1,106	—	1,106

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

Accrued interest receivable/payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification. Accrued interest on deposits and securities are included in Level 2. Accrued interest on loans is included in Level 3.

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

8. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2016	2015
FDIC assessment	$1,559	$482
Wealth management division
other expense	622	621
Professional and legal fees	986	768
Other operating expenses	2,267	1,856
Total other operating expenses	$5,434	$3,727

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the three months ended March 31, 2016 and 2015:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2016	Reclassifications	(Income)	2016	2016

Net unrealized holding gain
on securities available for sale,
net of tax	$408	$688	$(63)	$625	$1,033

Losses on cash flow hedges	(787)	(2,260)	—	(2,260)	(3,047)

Accumulated other
comprehensive income/(loss),
net of tax	$(379)	$(1,572)	$(63)	$(1,635)	$(2,014)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2015	Reclassifications	(Income)	2015	2015

Net unrealized holding gain
on securities available for sale,
net of tax	$1,321	$779	$(174)	$605	$1,926

Losses on cash flow hedges	(100)	(587)	—	(587)	(687)

Accumulated other
comprehensive income,
net of tax	$1,221	$192	$(174)	$18	$1,239

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(In thousands)	2016	2015	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$101	$268	Securities gains, net
Income tax expense	(38)	(94)	Income tax expense
Total reclassifications, net of tax	$63	$174

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $180 million as of March 31, 2016 and December 31, 2015, were designated as cash flow hedges of certain interest-bearing demand brokered deposits and were determined to be fully effective during the quarter ended March 31, 2016. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following information about the interest rate swaps designated as cash flow hedges as of March 31, 2016 and December 31, 2015 is presented in the following table:

(Dollars in thousands)	March 31, 2016		December 31, 2015
Notional amount	$180,000		$180,000
Weighted average pay rate	1.64%		1.64%
Weighted average receive rate	0.51%		0.29%
Weighted average maturity	4.00	years	4.25	years
Unrealized loss	$(5,151)		$(1,331)

Number of contracts	9		9

Net interest expense recorded on these swap transactions totaled $504 thousand and $95 thousand for the three months ended March 31, 2016 and 2015, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net losses recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2016 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(2,260)	$—	$—

The following table presents the net losses recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2015:

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(587)	$—	$—

The following tables reflect the cash flow hedges included in the financial statements as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(5,151)
Total included in other assets	$—	$—
Total included in other liabilities	$180,000	$(5,151)

	December 31, 2015
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(1,330)
Total included in other assets	$15,000	$104
Total included in other liabilities	$165,000	$(1,434)

Derivatives Not Designated as Accounting Hedges: Beginning in 2015, the Company offered facility specific/loan level swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution / swap counterparty (loan level / back to back swap program). The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”). The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts. The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.

Information about these swaps is as follows:

(Dollars in thousands)	March 31, 2016		December 31, 2015
Notional amount	$34,696		$27,259
Fair value	$2,185		$1,106
Weighted average pay rates	3.25%		3.06%
Weighted average receive rates	1.84%		1.44%
Weighted average maturity	14.4	years	15.8	years

11. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (is) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018.  In March 2016, FASB issued ASU 2016-08 which amended illustrative examples to clarify how to apply the implementation guidance on principal versus agent considerations. The Company is currently evaluating the potential impact of ASU 2014-09, and subsequent amendments, on its consolidated financial statements.

In January 2016, the FASB amended existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is evaluating the impact of these amendments on its consolidated financial statements.

In February 2016, the FASB amended existing guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company is evaluating the impact of these amendments on its consolidated financial statements.

In March 2016, the FASB amended existing guidance to simplify aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2016. The Company is evaluating the impact of these amendments on its consolidated financial statements.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: This Quarterly Report on Form 10-Q, both in the following discussion and analysis and elsewhere contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future interest income and net loans, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2015, in addition to/which include the following:

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

The provision for loan losses is based upon Management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although Management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and to a lesser extent New York City. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for loan losses and allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The Company accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into Accounting Standards Codification (“ASC”) 320. All securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. No impairment charges were recognized in the three months ended March 31, 2016 and 2015. For equity securities, the entire amount of impairment is recognized through earnings.

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2016(A)	2015	2016 vs 2015
Results of Operations:
Net interest income	$23,410	$19,583	$3,827
Provision for loan losses	1,700	1,350	350
Net interest income after provision
for loan losses	21,710	18,233	3,477
Other income	6,263	5,882	381
Operating expense	19,206	15,768	3,438
Income before income tax expense	8,767	8,347	420
Income tax expense	3,278	3,339	(61)
Net income	$5,489	$5,008	$481

Total revenue (Net interest income
plus other income)	$29,673	$25,465	$4,208

Diluted earnings per share	$0.34	$0.33	$0.01

Diluted average shares outstanding	16,016,972	15,070,352	946,620

Return on average assets annualized (ROAA)	0.64%	0.71%	(0.07)
Return on average equity
annualized (ROAE)	7.83	8.13	(0.30)

(A)

The quarter ended March 31, 2016 included $1.30 million of pre-tax charges related to increased FDIC premiums and increased investment in risk management related analytics and practices. These charges reduced pretax income by $1.30 million, net income by $814 thousand, diluted earnings per share by $0.05 per share, ROAA by 0.09%, and ROAE by 1.16%.

	March 31,	December 31,	Change
	2016	2015	2016 vs 2015
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	11.57%	11.40%	0.17%
Tier I leverage ratio	8.19	8.10	0.09
Loans to deposits	99.48	99.24	0.24
Allowance for loan losses to total
loans	0.90	0.86	0.04
Allowance for loan losses to
nonperforming loans	375.39	383.22	(7.83)
Nonperforming loans to total loans	0.24	0.23	0.01

For the first quarter of 2016, the Company recorded net income of $5.5 million compared to $5.0 million for the same quarter of 2015. For the three months ended March 31, 2016 and 2015, diluted earnings per share were $0.34 and $0.33, respectively. Annualized return on average assets was 0.64 percent and annualized return on average equity was 7.83 percent for the first quarter of 2016, compared to 0.71 percent and 8.13 percent, respectively, for the first quarter of 2015.

CONTRACTUAL OBLIGATIONS: For a discussion of our contractual obligations, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” which is incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” which is incorporated herein by reference.

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

The following table summarizes the Company’s net interest income and related spread and margin, on a fully tax-equivalent basis, for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net interest income	$23,410	$19,583
Interest rate spread	2.69%	2.78%
Net interest margin	2.82	2.88

Net interest income, on a fully tax-equivalent basis, for the three months ended March 31, 2016, grew $3.9 million, or 20 percent from the three months ended March 31, 2015, due to increased earning assets. Net interest spread and margin for the three months ended March 31, 2016 declined when compared to the same 2015 periods partially due to the continuing effect of low market yields, as well as competitive pressures in attracting new loans and deposits. Net interest income for the three months ended March 31, 2016 was benefitted by significant loan growth during 2015. The Company expects continued loan growth in this lower market rate and competitive environment.

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2016	2015
Residential mortgage loans retained	$17,747	$16,986
Residential mortgage loans sold	8,062	8,938
Total residential mortgage loans	25,809	25,924

Commercial real estate loans	9,339	57,787
Multifamily properties	108,035	209,034
Commercial loans (A)	67,488	40,696
SBA	1,055	—
Wealth Lines of Credit (A)	1,800	10,260
Total commercial loans	187,717	317,777

Installment loans	486	344

Home equity lines of credit (A)	3,604	3,377

Total loans closed	$217,616	$347,442

(A)	Includes lines of credit that closed in the period, but not necessarily funded.

As the Company explained over the last several quarters, the Company anticipated multifamily loan originations (and growth) would be less than past quarters, as it manages its balance sheet such that multifamily loans decline as a percentage of the overall loan portfolio and commercial loans become a larger percentage of the overall loan portfolio. This balance sheet management, however, will likely not be linear each quarter, but will rather be apparent over periods of time.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	March 31, 2016			March 31, 2015
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$199,579	$926	1.86%	$273,946	$1,182	1.73%
Tax-exempt (1) (2)	24,044	200	3.33	37,631	231	2.46
Loans held for sale	1,042	11	4.22	774	10	5.10
Loans (2) (3):
Mortgages	465,860	3,807	3.27	465,722	3,785	3.25
Commercial mortgages	1,959,721	17,170	3.50	1,459,872	13,589	3.72
Commercial	525,896	5,100	3.88	316,109	2,897	3.67
Commercial construction	1,395	14	4.01	5,930	62	4.18
Installment	44,906	335	2.98	27,791	252	3.63
Home equity	53,056	440	3.32	50,660	405	3.20
Other	486	12	9.88	530	12	9.06
Total loans	3,051,320	26,878	3.52	2,326,614	21,002	3.61
Federal funds sold	101	—	0.23	101	—	0.10
Interest-earning deposits	77,903	87	0.45	91,657	43	0.18
Total interest-earning assets	3,353,989	28,102	3.35%	2,730,723	22,468	3.29%
Noninterest-earning assets:
Cash and due from banks	15,603			6,804
Allowance for loan losses	(26,582)			(20,056)
Premises and equipment	30,000			32,256
Other assets	83,632			63,868
Total noninterest-earning assets	102,653			82,872
Total assets	$3,456,642			$2,813,595
LIABILITIES:
Interest-bearing deposits:
Checking	$882,497	$571	0.26%	$630,557	$314	0.20%
Money markets	819,818	573	0.28	710,590	463	0.26
Savings	116,560	16	0.05	113,435	14	0.05
Certificates of deposit - retail	442,563	1,489	1.35	247,860	663	1.07
Subtotal interest-bearing deposits	2,261,438	2,649	0.47	1,702,442	1,454	0.34
Interest-bearing demand - brokered	200,000	741	1.48	240,500	280	0.47
Certificates of deposit - brokered	93,674	497	2.12	126,404	524	1.66
Total interest-bearing deposits	2,555,112	3,887	0.61	2,069,346	2,258	0.44
Borrowings	155,274	479	1.23	109,639	392	1.43
Capital lease obligation	10,140	122	4.81	10,635	128	4.81
Total interest-bearing liabilities	2,720,526	4,488	0.66%	2,189,620	2,778	0.51%
Noninterest-bearing liabilities:
Demand deposits	435,770			366,919
Accrued expenses and
other liabilities	19,898			10,752
Total noninterest-bearing liabilities	455,668			377,671
Shareholders’ equity	280,448			246,304
Total liabilities and
shareholders’ equity	$3,456,642			$2,813,595
Net interest income
(tax-equivalent basis)		23,614			19,690
Net interest spread			2.69%			2.78%
Net interest margin (4)			2.82%			2.88%
Tax equivalent adjustment		(204)			(107)
Net interest income		$23,410			$19,583

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Three Months		Three Months Ended
	Ended March 31, 2016		March 31, 2015
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(386)	$99	$(287)
Loans	6,560	(684)	5,876
Loans held for sale	3	(2)	1
Federal funds sold	—	—	—
Interest-earning deposits	(7)	51	44
Total interest income	$6,170	$(536)	$5,634
LIABILITIES:
Interest-bearing checking	$174	$(12)	$162
Money market	89	21	110
Savings	—	2	2
Certificates of deposit - retail	627	199	826
Certificates of deposit - brokered	(154)	127	(27)
Interest bearing demand brokered	(31)	587	556
Borrowed funds	67	20	87
Capital lease obligation	(6)	—	(6)
Total interest expense	$766	$944	$1,710
Net interest income	$5,404	$(1,480)	$3,924

Interest income on earning assets, on a fully tax-equivalent basis, totaled $28.1 million for the first quarter of 2016 compared to $22.5 million for the same quarter of 2015, reflecting an increase of $5.6 million or 25 percent from the first quarter in 2015. Average earning assets totaled $3.35 billion for the first quarter of 2016, an increase of $623.3 million or 23 percent from the same period of 2015. The average commercial loan portfolio increased $209.8 million or 66 percent from the first quarter of 2015, averaging $525.9 million for the first quarter of 2016. The average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $499.8 million to $1.96 billion for the first quarter of 2016 when compared to the same period in 2015. The increase was attributable to the addition of seasoned banking professionals over the course of 2015; a more concerted focus on the client service aspect of the lending process; and more of a focus on New York City markets. The increase was also due to demand from borrowers looking to refinance multifamily mortgages held by other institutions. Multifamily lending will remain a focus of the Company, however, it is anticipated that multifamily loan growth will be less robust than in 2015.

For the quarters ended March 31, 2016 and 2015, the average rates earned on earning assets was 3.35 percent and 3.29 percent, respectively, an increase of 6 basis points. The increased overall yield was due to growth in commercial loans at higher yields than the existing portfolio, as well as certain cash flows from the investment portfolio and interest-earning deposits being invested in higher yielding loans.

For the first quarter of 2016, total interest-bearing deposits averaged $2.56 billion, increasing $486 million or 23 percent from the average balance for the same period of 2015. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including reciprocal funds discussed in Footnote 4 and below) has come from the addition of seasoned banking professionals over the course of 2015 and into 2016; an intense focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.

Average rates paid on total interest-bearing deposits were 61 basis points and 44 basis points for the first quarters of 2016 and 2015, respectively. The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit partially to help manage the Company’s interest rate risk position, as well as competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth.

For the first quarters of 2016 and 2015, average borrowings totaled $155.3 million and $109.6 million, respectively, increasing $45.6 million when compared to the same period of 2015. The increase was due to periodic increased short-term borrowings to fund loan growth ahead of deposit growth.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM program is considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. Reciprocal balances averaged $441.3 million for the March 31, 2016 quarter and $220.3 million for March 31, 2015 quarter.

OTHER INCOME: The following table presents the major components of other income, excluding income from wealth management, which is summarized and discussed subsequently:

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	2016 vs 2015

Service charges and fees	$807	$805	$2
Gain on sale of loans (mortgage banking)	121	148	(27)
Gain on sale of loans, at lower of
cost or fair value	124	—	124
Bank owned life insurance	342	537	(195)
Securities gains	101	268	(167)
Other income	473	93	380
Total other income	$1,968	$1,851	$117

Service charges and fees for the three months ended March 31, 2016 were basically flat compared to the same period last year, partially due to increases in income from debit card usage, as well as account analysis fees, offset by declines in overdraft/NSF.

For the three months ended March 31, 2016, income from the sale of newly originated residential mortgage loans was $121 thousand compared to $148 thousand the same prior year period. The volume of loans originated for sale in the first quarter of 2016 was lower compared to the same period in 2015.

For the three months ended March 31, 2016, the Company recorded $342 thousand of bank owned life insurance (BOLI) income as compared to $537 thousand for the same three months in 2015. The three months ended March 31, 2015 included $285 thousand additional income related to a net life insurance death benefit under its BOLI policies. BOLI income in the first quarter of 2016 benefitted from the increase of the BOLI policy by $10 million which occurred in the fourth quarter of 2015.

Securities gains were $101 thousand for the March 2016 quarter compared to $268 thousand for the same 2015 quarter. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the shorter duration of our investment portfolio and the interest rate environment, such sales will continue to be a very small component of the Company’s operations.

Gain on sale of multifamily loans held for sale at lower of cost or fair value was $124 thousand. During the first quarter of 2016, the Company began selling whole multifamily loans. The Company will continue to employ this strategy to manage the Company’s balance sheet.

Other income was $473 thousand for the March 2016 quarter compared to $93 thousand for the March 2015 quarter. The three months ended March 2016 included $94 thousand of fee income related to the Company’s loan level / back-to-back swap program, which was implemented during mid-2015. The program utilizes mirror interest rate swaps, one directly with the commercial loan customer and one directly with a well-established counterparty. This enables a commercial loan customer to benefit from a fixed rate loan, while the Company records a floating rate loan. The program provides enhanced interest rate risk management, as well as the potential for fee income for the Company. While the Company cannot predict the amount of fee income that may be recognized each period, these programs are a part of ongoing operations. Other improvements in other income in the March 2016 quarter included greater loan servicing fees due principally to continued multifamily loan participations, and higher unused line of credit fees associated with the Commercial & Industrial lending business.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	2016 vs 2015
Salaries and employee benefits	$10,908	$9,425	$1,483
Premises and equipment	2,864	2,616	248
Other Operating Expenses:
FDIC assessment	1,559	482	1,077
Wealth management division
other expense	622	621	1
Professional and legal fees	986	768	218
Loan expense	112	113	(1)
Telephone	238	223	15
Advertising	144	148	(4)
Postage	107	104	3
Amortization of intangibles	31	—	31
Other	1,635	1,268	367
Total operating expenses	$19,206	$15,768	$3,438

The Company’s total operating expenses were $19.2 million for the quarter ended March 31, 2016 compared to $15.8 million in the same 2015 quarter, reflecting a net increase of $3.4 million or 22 percent. Salary and benefits expense increased to $10.9 million in the first quarter of 2016 from $9.4 million in the same period in 2015, an increase of $1.5 million or 16 percent. Strategic hiring that was in line with the Company’s Plan, the acquisition of Wealth Management Consultants in the second quarter of 2015, normal salary increases and increased bonus/incentive accruals associated with the Company’s growth, all contributed to the increase from the March 2015 quarter to the March 2016 quarter.

Premises and equipment expense totaled $2.9 million for the quarter ended March 31, 2016 compared to $2.6 million in the same quarter of 2015, increasing $248 million or 10 percent. The increases were consistent with the Company’s continued growth, as well as certain investment in risk management related analytics and practices.

During the first quarter of 2016, other operating expenses included increased FDIC premiums and increased investment in risk management related analytics and practices, as was expected and previously disclosed. For the three months ended March 31, 2016, FDIC insurance expense was $1.56 million compared to $482 thousand for the three months ended March 31, 2015, increasing $1.1 million. The Company incurred an increased FDIC premium accrual of approximately $950 thousand in the first quarter of 2016. The quarter ended March 31, 2016 included approximately $675 thousand of additional risk management related expenses, of which approximately $350 thousand are one time charges.

Expense increases were generally planned and expected. Last quarter the Company disclosed that given its significant growth and high concentration in multifamily lending, Management had decided to accelerate approximately $2.0 million of costs over 2016 to ensure it adhered to best in class risk management practices. The Company had originally planned for such expenditures over the next 24 to 30 months, but felt it prudent to pull them forward. The Company had also previously disclosed the additional FDIC premiums. The first quarter of 2016 expenses related to these were in line with that guidance.

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

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the quarters ended March 31, 2016 and 2015.

	Three Months Ended March 31,		Change
(In thousands)	2016 (2)	2015	2016 v 2015

Total fee income	$4,295	$4,031	$264
Salaries and benefits (1)	2,095	1,885	210
Other operating expense (1)	1,744	1,463	281

Assets under administration
(market value)	$3,307,799	$3,053,110	$254,689

(1)	Expenses are included in the Operating Expenses discussion above.
(2)	2016 results include the income and expenses of the Wealth Management Consultants Division, which was acquired in May 2015.

In the March 2016 quarter, the Private Wealth Management Division generated $4.3 million in fee income compared to $4.0 million for the March 2015 quarter, reflecting a 7 percent increase. The market value of the assets under administration (AUA) of the wealth management division was $3.31 billion at March 31, 2016, up approximately 8 percent from $3.05 billion at March 31, 2015. The growth in fee income and AUA was due to the combination of the acquisition of a wealth management company in early May 2015, continued healthy new business results, higher yields on new business as compared to lost/closed business and the conversion of lower fee custody relationships to higher fee advisory relationships. These increases were partially offset by the effect of the broader market declines in the second half of 2015, as well as the first quarter of 2016, which negatively impacted investment fee revenue.

The Company continues to incorporate wealth into every conversation it has with all of the Company’s clients, across all business lines. The Company has expanded its wealth management team and will continue to grow its team and expand its products, services, and advice delivered to clients.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Private Wealth Management Division, operating expenses relative to the Private Wealth Management Division totaled $3.8 million and $3.3 million for the first quarters of 2016 and 2015, respectively, an increase of $491 thousand, or 15 percent. Increased expenses in 2016 include the expenses of the Wealth Management Consultants Division, which was acquired in May 2015. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel. Revenue and profitability related to the new personnel will generally lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated (in thousands):

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	7,278	6,747	7,615	7,111	6,335
Other real estate owned	861	563	330	956	1,103
Total nonperforming assets	$8,139	$7,310	$7,945	$8,067	$7,438

Performing TDRs	$16,033	$16,045	$14,609	$13,695	$13,561

Loans past due 30 through 89
days and still accruing	$1,393	$2,143	$2,748	$1,744	$2,481

Classified loans	$48,817	$42,777	$41,985	$38,676	$38,450

Impaired loans	$23,335	$23,107	$22,224	$20,806	$19,896

Nonperforming loans as a % of
total loans	0.24%	0.23%	0.27%	0.26%	0.26%
Nonperforming assets as a % of
total assets	0.23%	0.22%	0.24%	0.26%	0.26%
Nonperforming assets as a % of
total loans plus other real
estate owned	0.27%	0.25%	0.28%	0.29%	0.30%

The Company does not hold and has not made or invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES: The provision for loan losses was $1.7 million for the first quarter of 2016 and $1.35 million for the same quarter of 2015. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $1.7 million in the first quarter of 2016 was primarily related to loan growth experienced by the Company, as well as greater qualitative factor allocations of the allowance to commercial and commercial real estate loans. Originations of commercial and commercial real estate loans have increased and these loans have historically carried a higher general reserve allocation than multifamily loans. In the first quarter of 2016, Management reevaluated the qualitative factors for these loan types and as a result of the evaluation, increased the allocations. In addition, the multifamily portfolio is more seasoned and the Company has reduced concentration risk by participating out more multifamily loans.

The overall allowance for loan losses was $27.3 million as of March 31, 2016 compared to $25.9 million at December 31, 2015. As a percentage of loans, the allowance for loan losses was 0.90 percent as of March 31, 2016 and 0.89 percent as of December 31, 2015. The specific reserves on impaired loans have increased very slightly to $491 thousand at March 31, 2016 compared to $489 thousand as of December 31, 2015. Total impaired loans were $23.3 million and $23.1 million as of March 31, 2016 and December 31, 2015, respectively. The general component of the allowance increased from $25.4 million at December 31, 2015 to $26.8 million at March 31, 2016, due principally to the loan growth and the greater qualitative factor allocations referenced previously.

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands)	2016	2015	2015	2015	2015
Allowance for loan losses:
Beginning of period	$25,856	$24,374	$22,969	$20,816	$19,480
Provision for loan losses	1,700	1,950	1,600	2,200	1,350
Charge-offs, net	(235)	(468)	(195)	(47)	(14)
End of period	$27,321	$25,856	$24,374	$22,969	$20,816

Allowance for loan losses as
a % of total loans	0.90%	0.89%	0.85%	0.84%	0.85%
Allowance for loan losses as
a % of nonperforming loans	375.39%	383.22%	320.08%	323.01%	328.59%

INCOME TAXES: For the first quarter of 2016 and 2015 income tax expense as a percentage of pre-tax income was 37.4 and 40.0 percent, respectively. The lower effective tax for the quarter ended March 31, 2016 was a result of higher tax exempt income along with the Company implementing a state tax planning strategy during the fourth quarter of 2015.

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

Capital for the quarter ended March 31, 2016 was benefitted by net income of $5.5 million and by $4.4 million of voluntary share purchases by our shareholder under the Dividend Reinvestment Plan.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At March 31, 2016 and 2015, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
Total capital
(to risk-weighted assets)	$308,292	11.50%	$267,988	10.00%	$214,391	8.00%	$231,140	8.625%

Tier I capital
(to risk-weighted assets)	280,971	10.48	214,391	8.00	160,793	6.00	177,542	6.625

Common equity tier I
(to risk-weighted assets)	280,968	10.48	174,192	6.50	120,595	4.50	137,344	5.125

Tier I capital
(to average assets)	280,971	8.14	172,682	5.00	138,146	4.00	138,146	4.000

As of December 31, 2015:
Total capital
(to risk-weighted assets)	$297,497	11.32%	$262,719	10.00%	$210,176	8.00%	N/A	N/A

Tier I capital
(to risk-weighted assets)	271,641	10.34	210,176	8.00	157,632	6.00	N/A	N/A

Common equity tier I
(to risk-weighted assets)	271,641	10.34	170,768	6.50	118,224	4.50	N/A	N/A

Tier I capital
(to average assets)	271,641	8.04	169,027	5.00	135,221	4.00	N/A	N/A

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well						For Capital
			Capitalized Under				For Capital		Adequacy Purposes
			Prompt Corrective				Adequacy		Including Capital
	Actual		Action Provisions				Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount		Ratio
As of March 31, 2016:
Total capital
(to risk-weighted assets)	$310,236	11.57%	$	N/A	N/A	%	$214,427	8.00%		$231,179	8.625%

Tier I capital
(to risk-weighted assets)	282,915	10.56		N/A	N/A		160,820	6.00		177,572	6.625

Common equity tier I
(to risk-weighted assets)	282,912	10.56		N/A	N/A		120,615	4.50		137,367	5.125

Tier I capital
(to average assets)	282,915	8.19		N/A	N/A		138,162	4.00		138,162	4.000

As of December 31, 2015:
Total capital
(to risk-weighted assets)	$299,593	11.40%	$	N/A	N/A	%	$210,209	8.00%	$	N/A	N/A

Tier I capital
(to risk-weighted assets)	273,738	10.42		N/A	N/A		157,657	6.00		N/A	N/A

Common equity tier I
(to risk-weighted assets)	273,738	10.42		N/A	N/A		118,242	4.50		N/A	N/A

Tier I capital
(to average assets)	273,738	8.10		N/A	N/A		135,237	4.00		N/A	N/A

(A)

When fully phased in on January 1, 2019, the Basel Rules will require the Company and the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Beginning with the August 19, 2015 dividend payment, shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock. The Reinvestment Plan provided $4.4 million of capital to the Company in the first quarter of 2016. The Plan provides a continuing source of capital.

As previously announced, on April 21, 2016, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 16, 2016 to shareholders of record on May 5, 2015.

Management believes the Company’s capital position and capital ratios are adequate. Further, Management believes the Company has sufficient common equity to support its planned growth and expansion for the immediate future. The Company continues to assess other potential sources of capital, such as subordinated debt, to support future growth.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including funding of loans, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Company’s liquidity risk management is intended to ensure the Company has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, temporary investments, securities available for sale, customer deposit inflows, loan repayments and secured borrowings. Other liquidity sources include loan sales and loan participations.

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $77.9 million at March 31, 2016. In addition, the Company had $214.1 million in securities designated as available for sale at March 31, 2016. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At March 31, 2016, unused borrowing commitments totaled $935.0 million from the FHLB, $112.2 million from the Federal Reserve Bank and $22.0 million from correspondent banks.

Asset growth of $101.3 million in the first three months of 2016 was funded by customer deposit growth of $108.2 million, capital growth of $7.8 million, and reduced other borrowings.

Brokered interest-bearing demand (“overnight”) deposits stayed flat at $200 million at March 31, 2016. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short term brokered deposits.

From a liquidity/funding perspective, such brokered deposits, at a cost of approximately 50 to 60 basis points (excluding cost of hedging), are generally a more cost effective alternative than other borrowings and do not require use of pledged collateral, as secured wholesale borrowings do. From a balance sheet management perspective, the rate paid on these short term brokered deposits is used as the basis to transact longer term interest rate swaps, basically extending repricing generally to five years for asset matching / interest rate risk management purposes. As of March 31, 2016, the Company has transacted pay fixed, receive floating interest rate swaps totaling $180.0 million notional amount.

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

ALCO is generally authorized to manage interest rate risk through management of capital and management of cash flows and duration of assets and liabilities, including sales and purchases of assets, as well as additions of wholesale borrowings and other sources of medium/longer term funding. ALCO is authorized to engage in interest rate swaps as a means of extending the duration of shorter term liabilities.

The following strategies are among those used to manage interest rate risk:

•	Actively market commercial and industrial (C&I) loan originations, which tend to have adjustable rate features, and which generate customer relationships that can result in higher core deposit accounts;
•	Actively market commercial mortgage loan originations, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in higher core deposit accounts;
•	Manage growth in the residential mortgage portfolio to adjustable-rate and/or shorter-term and/or “relationship” loans that result in core deposit relationships;
•	Actively market core deposit relationships, which are generally longer duration liabilities;
•	Utilize medium to longer term certificates of deposit and/or wholesale borrowings to extend liability duration;
•	Utilize interest rate swaps to extend liability duration;
•	Utilize a loan level / back to back interest rate swap program, which converts a borrower’s fixed rate loan to adjustable rate for the Company;
•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•	Maintain adequate levels of capital; and
•	Utilize loan sales and/or loan participations.

The swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis and correlation analysis, daily mark-to-market and collateral posting as required. The Board is advised of all swap activity. In all of these swaps, the Company is receiving floating and paying fixed interest rates.

In addition, during the second quarter of 2015, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes with a third party a swap, the terms of which fully offset the fixed exposure and result in a final floating rate exposure for the Company. As of March 31, 2016, $34.7 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of March 31, 2016. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of March 31, 2016.

In an immediate and sustained 200 basis point increase in market rates at March 31, 2016, net interest income for year 1 would increase approximately 3.1 percent, when compared to a flat interest rate scenario. In year 2 this sensitivity improves to an increase of 8.0 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at March 31, 2016, net interest income would decline approximately 4.1 percent for year 1 and 6.6 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at March 31, 2016.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$372,543	$(5,429)	(1.44)%	11.33%	42
+100	381,027	3,055	0.81	11.29	38
Flat interest rates	377,972	—	—	10.91	—
-100	362,208	(15,764)	(4.17)	10.27	(64)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Model simulation results indicate the Company is slightly asset sensitive, which indicates the Company’s net interest income should improve slightly in a rising rate environment. Management believes the Company’s interest rate risk position is reasonable.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2016).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2016 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

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
10	Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1of the Registrant’s Form 8-K filed on April 29, 2016.

31.1	Certification of Douglas L. Kennedy, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Jeffrey J. Carfora, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Douglas L. Kennedy, Chief Executive Officer of the Corporation, and Jeffrey J. Carfora, Chief Financial Officer of the Corporation.

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 9, 2016	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: May 9, 2016	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President, Chief Financial Officer
and Chief Accounting Officer