Form 10-Q
period 2016-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2016-08-05
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 001-16197

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-3537895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Hills Drive, Suite 300
Bedminster, New Jersey 07921-0700
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

Number of shares of Common Stock outstanding as of August 1, 2016:

16,657,816

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Index

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share data)

	(unaudited)	(audited)
	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$18,261	$11,550
Federal funds sold	101	101
Interest-earning deposits	62,968	58,509
Total cash and cash equivalents	81,330	70,160

Securities available for sale	206,216	195,630
FHLB and FRB stock, at cost	14,623	13,984
Residential mortgage loans held for sale, at fair value	4,133	1,558
Multifamily mortgage loans held for sale, at lower of cost or fair value	60,291	82,200
Loans	3,148,899	2,913,242
Less: Allowance for loan losses	29,219	25,856
Net loans	3,119,680	2,887,386

Premises and equipment	29,199	30,246
Other real estate owned	767	563
Accrued interest receivable	7,733	6,820
Bank owned life insurance	43,325	42,885
Deferred tax assets, net	18,190	15,582
Goodwill	1,573	1,573
Other intangible assets	1,646	1,708
Other assets	15,997	14,364
TOTAL ASSETS	$3,604,703	$3,364,659
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$469,809	$419,887
Interest-bearing deposits:
Interest-bearing deposits checking	897,210	861,697
Savings	120,617	115,007
Money market accounts	861,664	810,709
Certificates of deposit - Retail	466,079	434,450
Subtotal deposits	2,815,379	2,641,750
Interest-bearing demand – Brokered	200,000	200,000
Certificates of deposit - Brokered	93,660	93,720
Total deposits	3,109,039	2,935,470
Overnight borrowings with Federal Home Loan Bank	29,450	40,700
Federal Home Loan Bank advances	83,692	83,692
Capital lease obligation	9,961	10,222
Subordinated debt, net	48,698	—
Accrued expenses and other liabilities	28,330	18,899
TOTAL LIABILITIES	3,309,170	3,088,983
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;
liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized
21,000,000 shares; issued shares, 17,065,581 at June 30, 2016 and
16,476,297 at December 31, 2015; outstanding shares, 16,657,403 at
June 30, 2016 and 16,068,119 at December 31, 2015	14,208	13,717
Surplus	224,258	213,203
Treasury stock at cost, 408,178 shares at June 30, 2016 and
December 31, 2015	(8,988)	(8,988)
Retained earnings	68,558	58,123
Accumulated other comprehensive loss, net of income tax	(2,503)	(379)
TOTAL SHAREHOLDERS’ EQUITY	295,533	275,676
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$3,604,703	$3,364,659

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$27,735	$22,624	$54,488	$43,611
Interest on securities available for sale:
Taxable	914	1,037	1,840	2,219
Tax-exempt	128	128	249	267
Interest on loans held for sale	182	24	193	34
Interest on interest-earning deposits	76	39	163	82
Total interest income	29,035	23,852	56,933	46,213
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	1,226	837	2,386	1,627
Interest on certificates of deposit	1,545	1,051	3,034	1,714
Interest on borrowed funds	573	428	1,052	820
Interest on capital lease obligation	120	126	242	254
Interest on subordinated debt	139	—	139	—
Subtotal - interest expense	3,603	2,442	6,853	4,415
Interest on interest-bearing demand – brokered	760	562	1,501	843
Interest on certificates of deposits – brokered	496	504	993	1,028
Total Interest expense	4,859	3,508	9,347	6,286
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	24,176	20,344	47,586	39,927
Provision for loan losses	2,200	2,200	3,900	3,550
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	21,976	18,144	43,686	36,377
OTHER INCOME
Wealth management fee income	4,899	4,532	9,194	8,563
Service charges and fees	818	837	1,625	1,642
Bank owned life insurance	345	248	687	785
Gain on loans held for sale at fair value (mortgage banking)	309	161	430	309
Gain on loans held for sale at lower of cost or fair value	500	—	624	—
Other income	559	545	1,032	638
Securities gains, net	18	176	119	444
Total other income	7,448	6,499	13,711	12,381
OPERATING EXPENSES
Salaries and employee benefits	11,100	9,872	22,008	19,297
Premises and equipment	2,742	2,778	5,606	5,394
Other operating expense	4,933	3,616	10,367	7,343
Total operating expenses	18,775	16,266	37,981	32,034
INCOME BEFORE INCOME TAX EXPENSE	10,649	8,377	19,416	16,724
Income tax expense	4,085	3,139	7,363	6,478
NET INCOME	$6,564	$5,238	$12,053	$10,246

EARNINGS PER SHARE
Basic	$0.41	$0.34	$0.75	$0.68
Diluted	$0.40	$0.34	$0.74	$0.67
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	16,172,223	15,082,516	16,015,251	14,996,596
Diluted	16,341,975	15,233,151	16,179,700	15,189,781

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$6,564	$5,238	$12,053	$10,246
Other comprehensive income:
Unrealized gains on available for sale
securities:
Unrealized holding gains/(loss) arising
during the period	325	(1,135)	1,431	97
Less: Reclassification adjustment for net gains
included in net income	18	176	119	444
	307	(1,311)	1,312	(347)
Tax effect	(116)	501	(496)	142
Net of tax	191	(810)	816	(205)

Unrealized loss on cash flow hedges:
Unrealized holding loss	(1,151)	631	(4,971)	(361)
Reclassification adjustment for losses included in
net income	—	—	—	—
	(1,151)	631	(4,971)	(361)
Tax effect	471	(257)	2,031	148
Net of tax	(680)	374	(2,940)	(213)

Total other comprehensive (loss)/income	(489)	(436)	(2,124)	(418)

Total comprehensive income	$6,075	$4,802	$9,929	$9,828

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Six Months Ended June 30, 2016

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Loss	Total

Balance at January 1, 2016
16,068,119 common shares
outstanding	$13,717	$213,203	$(8,988)	$58,123	$(379)	$275,676
Net income				12,053		12,053
Net change in accumulated
other comprehensive income					(2,124)	(2,124)
Issuance of restricted stock, net
of forfeitures, (4,442) shares	(4)	4				—
Restricted stock repurchased on
vesting to pay taxes,
(24,049) shares	(20)	(475)				(495)
Amortization of restricted stock		1,429				1,429
Cash dividends declared on
common stock
($0.10 per share)				(1,618)		(1,618)
Common stock option expense		34				34
Common stock options exercised,
7,465 net of 1,317 used to
exercise and related tax benefits,
6,148 shares	6	70				76
Sales of shares (Dividend
Reinvestment Program),
591,869 shares	493	9,652				10,145
Issuance of shares for
Employee Stock Purchase
Plan, 19,758 shares	16	341				357
Balance at June 30, 2016
16,657,403 common shares
outstanding	$14,208	$224,258	$(8,988)	$68,558	$(2,503)	$295,533

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$12,053	$10,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,519	1,605
Amortization of premium and accretion of discount on securities, net	715	938
Amortization of restricted stock	1,429	1,098
Amortization of intangible	62	—
Amortization of subordinated debt costs	5	—
Provision of loan losses	3,900	3,550
Benefit for deferred taxes	(1,073)	(1,892)
Stock-based compensation, including ESPP	99	172
Gains on securities, available for sale	(119)	(444)
Loans originated for sale at fair value	(28,284)	(20,661)
Proceeds from sales of loans at fair value	26,139	21,064
Gains on loans held for sale at fair value	(430)	(309)
Net gains on loans held for sale at lower of cost or fair value	(624)	—
Losses on sale of other real estate owned	—	38
Gain on death benefit	—	(88)
Increase in cash surrender value of life insurance, net	(440)	(323)
Increase in accrued interest receivable	(913)	(1,080)
Decrease in other assets	65	2,908
Increase in accrued expenses, capital lease obligations
and other liabilities	2,436	1,175
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,539	17,997
INVESTING ACTIVITIES:
Maturities of securities available for sale	29,416	39,479
Redemptions for FHLB & FRB stock	56,097	32,200
Call of securities available for sale	1,540	14,880
Sales of securities available for sale	5,499	36,865
Purchase of securities available for sale	(46,325)	(5,310)
Purchase of FHLB & FRB stock	(56,736)	(36,197)
Proceeds from sales of loans held for sale at lower of cost or fair value	138,196	—
Net increase in loans	(352,391)	(491,732)
Sales of other real estate owned	330	330
Purchase of premises and equipment	(472)	(984)
Acquisition of wealth management company	—	(800)
Proceeds from death benefit	—	238
NET CASH USED IN INVESTING ACTIVITIES	(224,846)	(411,031)
FINANCING ACTIVITIES:
Net increase in deposits	173,569	365,053
Net (decrease)/ increase in overnight borrowings	(11,250)	32,900
Cash dividends paid on common stock	(1,618)	(1,531)
Exercise of Stock Options, net of stock swap	76	29
Restricted stock tax expense	(495)	(54)
Subordinated debt	48,693	—
Sales of shares (DRIP Program)	10,145	3,812
Purchase of shares for Profit Sharing Plan	—	306
Issuance of shares for employee stock purchase plan	357	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	219,477	400,515
Net increase in cash and cash equivalents	11,170	7,481
Cash and cash equivalents at beginning of period	70,160	31,207
Cash and cash equivalents at end of period	$81,330	$38,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	7,927	5,722
Taxes	9,350	4,198
Transfer of loans to loans held for sale	$115,663	$—
Transfer of loans to other real estate owned	534	—

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2015 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting of normal recurring accruals necessary to present fairly the financial position as of June 30, 2016 and the results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015, and shareholders’ equity and cash flow statements for the six months ended June 30, 2016 and 2015.

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

Index

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

Stock-Based Compensation: The Company’s 2006 Long-Term Stock Incentive Plan and 2012 Long-Term Stock Incentive Plan allow the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. The options granted under these plans are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair value of common stock on the date of grant, and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant. Some options granted to officers at or above the senior vice president level were immediately exercisable at the date of grant. The Company has a policy of using new shares to satisfy option exercises.

For the three months ended June 30, 2016 and 2015, the Company recorded total compensation cost for stock options of $14 thousand and $56 thousand respectively, with a recognized tax benefit of $1 thousand and $6 thousand for the quarters ended June 30, 2016 and 2015, respectively. The Company recorded total compensation cost for stock options for the six months ended June 30, 2016 and 2015, of $34 thousand and $121 thousand, respectively, with a recognized tax benefit of $3 thousand for the six months ended June 30, 2016 and $12 thousand for the six months ended June 30, 2015. There was approximately $28 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans at June 30, 2016. That cost is expected to be recognized over a weighted average period of 0.63 years.

Index

For the Company’s stock option plans, changes in options outstanding during the six months ended June 30, 2016 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2016	267,289	$17.28
Granted during 2016	—	—
Exercised during 2016	(7,465)	13.57
Expired during 2016	(13,579)	21.82
Forfeited during 2016	(442)	16.12
Balance, June 30, 2016	245,803	$17.15	3.94 years	$334
Vested and expected to vest (1)	245,201	$17.18	3.94 years	$326
Exercisable at June 30, 2016	235,776	$17.31	3.85 years	$283

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2016 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on June 30, 2016 was $18.51.

There were no stock options granted in the six months ended June 30, 2016.

The Company has previously granted performance based and service based restricted stock awards. In the second quarter of 2016, the Company granted 2,788 restricted stock units, which are service based units that vest ratably over a one, three or five year period.

The performance based awards that were granted in previous periods, are dependent upon the Company meeting certain performance criteria and cliff vest at the end of the performance period.  During the fourth quarter of 2015, the Company concluded that the performance targets would not be met and therefore, reversed approximately $592 thousand of previously recorded expense for the performance awards. Total unrecognized compensation expense for performance based awards is $1.7 million as of June 30, 2016.

Changes in nonvested shares dependent on performance criteria for the six months ended June 30, 2016 were as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	92,767	$18.12
Granted during 2016	—	—
Vested during 2016	—	—
Forfeited during 2016	—	—
Balance, June 30, 2016	92,767	$18.12

Index

Changes in service based restricted stock awards/units for the six months ended June 30, 2016 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	321,421	$19.44
Granted during 2016	188,397	16.99
Vested during 2016	(99,826)	18.37
Forfeited during 2016	(7,677)	18.88
Balance, June 30, 2016	402,315	$18.57

As of June 30, 2016, there was $6.3 million of total unrecognized compensation cost related to service based awards/units. That cost is expected to be recognized over a weighted average period of 1.64 years. Stock compensation expense recorded for the second quarter of 2016 and 2015 totaled $830 thousand and $623 thousand, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded total compensation cost for stock awards/units of $1.4 million and $1.1 million respectively.

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

The Company recorded $29 thousand and $24 thousand of expense in salaries and employee benefits expense for the three months ended June 30, 2016 and 2015, respectively related to the ESPP. Total shares issued under the ESPP during the second quarter of 2016 and 2015 were 10,214 and 7,571, respectively.

The Company recorded $64 thousand and $51 thousand of expense in salaries and employee benefits expense for the six months ended June 30, 2016 and 2015, respectively related to the ESPP. Total shares issued under the ESPP for the six months ended June 30, 2016 and 2015 were 19,758 and 15,459, respectively.

Earnings per share – Basic and Diluted: The following is a reconciliation of the calculation of basic and diluted earnings per share. Basic net income per share is calculated by dividing net income available to shareholders by the weighted average shares outstanding during the reporting period. Diluted net income per share is computed similarly to that of basic net income per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all shares underlying potentially dilutive stock options were issued and all restricted stock, stock warrants or restricted stock units were to vest during the reporting period utilizing the Treasury stock method.

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Net income to shareholders	$6,564	$5,238	12,053	10,246

Basic weighted-average shares outstanding	16,172,223	15,082,516	16,015,251	14,996,596
Plus: common stock equivalents	169,752	150,635	164,449	193,185
Diluted weighted-average shares outstanding	16,341,975	15,233,151	16,179,700	15,189,781
Net income per share
Basic	$0.41	$0.34	0.75	0.68
Diluted	0.40	0.34	0.74	0.67

Stock options totaling 83,799 and 114,198 shares were not included in the computation of diluted earnings per share in the second quarters of 2016 and 2015, respectively, because they were considered antidilutive. Stock options totaling 85,156 and 254,767 shares were not included in the computation of diluted earnings per share in the six months ended June 30, 2016 and 2015, respectively, because they were considered antidilutive.

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

Index

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

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of June 30, 2016 and December 31, 2015 follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$7,987	$15	$—	$8,002
Mortgage-backed securities – residential	155,176	2,171	(55)	157,292
SBA pool securities	7,406	—	(74)	7,332
State and political subdivisions	27,665	474	(8)	28,131
Single-issuer trust preferred security	2,999	—	(539)	2,460
CRA investment	3,000	—	(1)	2,999
Total	$204,233	$2,660	$(677)	$206,216

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities – residential	$159,747	$1,293	$(433)	$160,607
SBA pool securities	7,601	—	(81)	7,520
State and political subdivisions	21,612	417	—	22,029
Single-issuer trust preferred security	2,999	—	(464)	2,535
CRA investment	3,000	—	(61)	2,939
Total	$194,959	$1,710	$(1,039)	$195,630

Index

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed
securities-residential	$7,795	$(38)	$4,172	$(17)	$11,967	$(55)
SBA pool securities	—	—	7,332	(74)	7,332	(74)
State and political
subdivisions	911	(8)	—	—	911	(8)
Single-issuer trust
preferred security	—	—	2,460	(539)	2,460	(539)
CRA investment fund	—	—	2,999	(1)	2,999	(1)
Total	$8,706	$(46)	$16,963	$(631)	$25,669	$(677)

	December 31, 2015
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed
securities-residential	$89,717	$(345)	$8,913	$(88)	$98,630	$(433)
SBA pool securities	—	—	7,520	(81)	7,520	(81)
Single-issuer trust
Preferred security	—	—	2,535	(464)	2,535	(464)
CRA investment fund	—	—	2,939	(61)	2,939	(61)
Total	$89,717	$(345)	$21,907	$(694)	$111,624	$(1,039)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of June 30, 2016, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in unrealized loss position were determined to be other-than-temporarily impaired.

At June 30, 2016, the unrealized loss on the single-issuer trust preferred security of $539 thousand was related to a debt security issued by a large bank holding company that has experienced declines in all its securities due to the turmoil in the financial markets and a merger. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at June 30, 2016.

Index

3. LOANS

Loans outstanding, excluding those held for sale, by general ledger classification, as of June 30, 2016 and December 31, 2015, consisted of the following:

		% of		% of
	June 30,	Totals	December 31,	Total
(In thousands)	2016	Loans	2015	Loans
Residential mortgage	$479,839	15.24%	$470,869	16.16%
Multifamily mortgage	1,501,915	47.70	1,416,775	48.63
Commercial mortgage	459,744	14.60	413,118	14.18
Commercial loans	576,169	18.30	512,886	17.60
Construction loans	—	—	1,401	0.05
Home equity lines of credit	63,188	2.01	52,649	1.81
Consumer loans, including fixed
rate home equity loans	67,614	2.14	45,044	1.55
Other loans	430	0.01	500	0.02
Total loans	$3,148,899	100.00%	$2,913,242	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of June 30, 2016 and December 31, 2015:

		% of		% of
	June 31,	Totals	December 31,	Total
(In thousands)	2016	Loans	2015	Loans
Primary residential mortgage	$510,062	16.21%	$483,085	16.59%
Home equity lines of credit	63,188	2.01	52,804	1.81
Junior lien loan on residence	10,476	0.33	11,503	0.39
Multifamily property	1,501,915	47.72	1,416,775	48.66
Owner-occupied commercial real estate	166,124	5.28	176,276	6.05
Investment commercial real estate	642,530	20.41	568,849	19.54
Commercial and industrial	179,892	5.72	154,295	5.30
Secured by farmland/agricultural
production	174	0.01	179	0.01
Commercial construction loans	99	—	151	0.01
Consumer and other loans	72,844	2.31	47,635	1.64
Total loans	$3,147,304	100.00%	$2,911,552	100.00%
Net deferred costs	1,595		1,690
Total loans including net deferred costs	$3,148,899		$2,913,242

Index

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses (ALLL) as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential
mortgage	$13,374	$228	$496,688	$2,555	$510,062	$2,783
Home equity lines
of credit	150	—	63,038	223	63,188	223
Junior lien loan
on residence	166	—	10,310	19	10,476	19
Multifamily
property	—	—	1,501,915	11,639	1,501,915	11,639
Owner-occupied
commercial
real estate	1,241	—	164,883	1,733	166,124	1,733
Investment
commercial
real estate	11,488	219	631,042	9,402	642,530	9,621
Commercial and
industrial	224	133	179,668	2,818	179,892	2,951
Secured by
farmland and
agricultural
production	—	—	174	2	174	2
Commercial
construction	—	—	99	1	99	1
Consumer and
Other	—	—	72,844	247	72,844	247
Total ALLL	$26,643	$580	$3,120,661	$28,639	$3,147,304	$29,219

	December 31, 2015
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$9,752	$291	$473,333	$2,006	$483,085	$2,297
Home equity lines
of credit	254	—	52,550	86	52,804	86
Junior lien loan
on residence	176	—	11,327	66	11,503	66
Multifamily
Property	—	—	1,416,775	11,813	1,416,775	11,813
Owner-occupied
Commercial
real estate	1,272	—	175,004	1,679	176,276	1,679
Investment
commercial
real estate	11,482	61	557,367	7,529	568,849	7,590
Commercial and
Industrial	171	138	154,124	2,071	154,295	2,209
Secured by
farmland and
agricultural production
production	—	—	179	2	179	2
Commercial
construction	—	—	151	2	151	2
Consumer and
Other	—	—	47,635	112	47,635	112
Total ALLL	$23,107	$490	$2,888,445	$25,366	$2,911,552	$25,856

Index

Impaired loans include nonaccrual loans of $8.0 million at June 30, 2016 and $6.7 million at December 31, 2015. Impaired loans also include performing TDR loans of $18.6 million at June 30, 2016 and $16.2 million at December 31, 2015. At June 30, 2016, the allowance allocated to TDR loans totaled $417 thousand, of which $157 thousand was allocated to nonaccrual loans. At December 31, 2015, the allowance allocated to TDR loans totaled $441 thousand of which $162 thousand was allocated to nonaccrual loans. All accruing TDR loans were paying in accordance with restructured terms as of June 30, 2016. The Company has not committed to lend additional amounts as of June 30, 2016 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2016 and December 31, 2015 (The average impaired loans on the following tables represent year to date impaired loans.):

	June 30, 2016
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$13,337	$11,512	$—	$7,577
Owner-occupied commercial real estate	1,451	1,241	—	1,266
Investment commercial real estate	10,438	9,847	—	10,210
Commercial and industrial	231	91	—	6
Home equity lines of credit	439	150	—	217
Junior lien loan on residence	569	166	—	316

Total loans with no related allowance	$26,465	$23,007	$—	$19,592
With related allowance recorded:
Primary residential mortgage	$1,899	$1,862	$228	$1,875
Investment commercial real estate	1,657	1,641	219	1,242
Commercial and industrial	179	133	133	137
Total loans with related allowance	$3,735	$3,636	$580	$3,254
Total loans individually evaluated for
impairment	$30,200	$26,643	$580	$22,846

	December 31, 2015
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$8,998	$7,782	$—	$5,683
Owner-occupied commercial real estate	1,460	1,272	—	1,379
Investment commercial real estate	11,099	10,233	—	10,330
Commercial and industrial	63	33	—	112
Home equity lines of credit	258	254	—	229
Junior lien loan on residence	219	176	—	166
Consumer and other	—	—	—	1
Total loans with no related allowance	$22,097	$19,750	$—	$17,900
With related allowance recorded:
Primary residential mortgage	$2,090	$1,970	$291	$1,894
Investment commercial real estate	1,249	1,249	61	1,266
Commercial and industrial	179	138	138	144
Total loans with related allowance	$3,518	$3,357	$490	$3,304
Total loans individually evaluated for
impairment	$25,615	$23,107	$490	$21,204

Interest income recognized on impaired loans for the three and six months ended June 30, 2016 and 2015, was not material. The Company did not recognize any income on nonaccruing impaired loans for the three and six months ended June 30, 2016 and 2015.

Index

Loans held for sale, at lower of cost or fair value at June 30, 2016, represents loans that the Company has the intent to sell. The Company expects sale price to approximate recorded investment. During the six months ending June 30, 2016, proceeds for sale of loans held for sale, at lower of cost or fair value totaled approximately $138 million. The sale included whole loans and participations. The Company recorded gain on sale of whole loans of $624 thousand. No loans were sold at a loss during the three and six months ended June 30, 2016. The sale of these loans were part of the Company’s balance sheet management strategy.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$6,030	$—
Home equity lines of credit	126	—
Junior lien loan on residence	110	—
Owner-occupied commercial real estate	1,241	—
Investment commercial real estate	408	—
Commercial and industrial	134	—
Total	$8,049	$—

	December 31, 2015
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,549	$—
Home equity lines of credit	229	—
Junior lien loan on residence	118	—
Owner-occupied commercial real estate	1,272	—
Investment commercial real estate	408	—
Commercial and industrial	171	—
Consumer and other	—	—
Total	$6,747	$—

Index

The following tables present the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loans, excluding nonaccrual loans:

	June 30, 2016
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$4,352	$—	$—	$4,352
Home equity lines of credit	—	157	—	157
Investment commercial real estate	1,954	—	—	1,954
Commercial and industrial	—	91	—	91
Consumer and other	22	—	—	22
Total	$6,328	$248	$—	$6,576

	December 31, 2015
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,214	$157	$—	$1,371
Investment commercial real estate	772	—	—	772
Total	$1,986	$157	$—	$2,143

Credit Quality Indicators:

The Company places all commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten and is subsequently re-evaluated annually, as follows:

•	By credit underwriters for all loans $1,000,000 and over;
•	Through a limited review by credit underwriters with the Chief Credit Officer for loans between $500,000 and $1,000,000;
•	By an external independent loan review firm for all new loans over $500,000 and for existing loans of $3,500,000 and over;
•	On a proportional basis by an external independent loan review firm for loans from $500,000 up to $3,499,999;
•	By an external independent loan review firm for all loans with a risk rating of criticized and classified;
•	On a random sampling basis by an external independent loan review firm for loans under $500,000;
•	Whenever Management otherwise identifies a positive or negative trend or issue relating to a borrower.

The Company uses the following definitions for risk ratings:

Special Mention: Loans subject to special mention have a potential weakness that deserves Management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or of the institution’s credit position at some future date.

Index

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

Loans that are considered to be impaired are individually evaluated for potential loss and allowance adequacy. Loans not deemed impaired are collectively evaluated for potential loss and allowance adequacy. As of June 30, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$495,876	$673	$13,513	$—
Home equity lines of credit	63,038	—	150	—
Junior lien loan on residence	10,310	—	166	—
Multifamily property	1,499,558	1,950	407	—
Owner-occupied commercial real estate	160,427	906	4,791	—
Investment commercial real estate	606,571	4,127	31,832	—
Commercial and industrial	174,237	5,430	225	—
Farmland	174	—	—	—
Commercial construction	—	99	—	—
Consumer and other loans	72,844	—	—	—
Total	$3,083,035	$13,185	$51,084	$—

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$471,859	$1,332	$9,894	$—
Home equity lines of credit	52,550	—	254	—
Junior lien loan on residence	11,327	—	176	—
Multifamily property	1,407,856	7,718	1,201	—
Owner-occupied commercial real estate	170,420	928	4,928	—
Investment commercial real estate	536,479	6,217	26,153	—
Commercial and industrial	148,940	5,184	171	—
Farmland	179	—	—	—
Agricultural production	—	—	—	—
Commercial construction	—	151	—	—
Consumer and other loans	47,635	—	—	—
Total	$2,847,245	$21,530	$42,777	$—

Index

At June 30, 2016, $25.4 million of substandard loans were also considered impaired compared to December 31, 2015, when $21.8 million were also impaired.

The activity in the allowance for loan losses for the three months ended June 30, 2016 is summarized below:

	April 1,				June 30,
	2016				2016
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,503	$(285)	$7	$558	$2,783
Home equity lines of credit	133	(91)	6	175	223
Junior lien loan on residence	13	—	53	(47)	19
Multifamily property	11,631	—	—	8	11,639
Owner-occupied commercial real estate	1,683	—	—	50	1,733
Investment commercial real estate	8,527	—	4	1,090	9,621
Commercial and industrial	2,691	—	8	252	2,951
Secured by farmland and agricultural production	2	—	—	—	2
Commercial construction	2	—	—	(1)	1
Consumer and other loans	136	(4)	—	115	247
Total ALLL	$27,321	$(380)	$78	$2,200	$29,219

The activity in the allowance for loan losses for the six months ended June 30, 2016 is summarized below:

	January 1,				June 30,
	2016				2016
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,297	$(298)	$21	$763	$2,783
Home equity lines of credit	86	(91)	8	220	223
Junior lien loan on residence	66	—	70	(117)	19
Multifamily property	11,813	—	—	(174)	11,639
Owner-occupied commercial real estate	1,679	—	—	54	1,733
Investment commercial real estate	7,590	(258)	6	2,283	9,621
Commercial and industrial	2,209	(3)	12	733	2,951
Secured by farmland and agricultural production	2	—	—	—	2
Commercial construction	2	—	—	(1)	1
Consumer and other loans	112	(5)	1	139	247
Total ALLL	$25,856	$(655)	$118	$3,900	$29,219

The activity in the allowance for loan losses for the three months ended June 30, 2015 is summarized below:

	April 1,				June 30,
	2015				2015
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,314	$(68)	$4	$159	$2,409
Home equity lines of credit	97	(10)	1	25	113
Junior lien loan on residence	71	—	10	(8)	73
Multifamily property	8,738	—	—	(115)	8,623
Owner-occupied commercial real estate	2,347	—	—	(61)	2,286
Investment commercial real estate	6,135	—	4	1,640	7,779
Commercial and industrial	1,011	(7)	21	564	1,589
Secured by farmland and agricultural production	3	—	—	(1)	2
Commercial construction	23	—	—	(21)	2
Consumer and other loans	77	(4)	2	18	93
Total ALLL	$20,816	$(89)	$42	$2,200	$22,969

Index

The activity in the allowance for loan losses for the six months ended June 30, 2015 is summarized below:

	January 1,				June 30,
	2015				2015
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,923	$(111)	$70	$(473)	$2,409
Home equity lines of credit	156	(110)	1	66	113
Junior lien loan on residence	109	—	38	(74)	73
Multifamily property	8,983	—	—	(360)	8,623
Owner-occupied commercial real estate	1,547	—	11	728	2,286
Investment commercial real estate	4,751	—	10	3,018	7,779
Commercial and industrial	880	(7)	46	670	1,589
Secured by farmland and agricultural production	4	—	—	(2)	2
Commercial construction	31	—	—	(29)	2
Consumer and other loans	96	(21)	12	6	93
Total ALLL	$19,480	$(249)	$188	$3,550	$22,969

Troubled Debt Restructurings:

The Company has allocated $417 thousand and $441 thousand of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of June 30, 2016 and December 31, 2015, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

During the three and six month period ended June 30, 2016, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; a deferral of scheduled payments with an extension of the maturity date; or some other modification or extension which would not be readily available in the market.

The following table presents loans by class modified as TDRs during the three month period ended June 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	4	$3,424	$3,424
Investment commercial real estate	1	79	79
Commercial and industrial	1	91	91
Total	6	$3,594	$3,594

The following table presents loans by class modified as TDRs during the six month period ended June 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	6	$4,556	$4,556
Investment commercial real estate	1	79	79
Commercial and industrial	1	91	91
Total	8	$4,726	$4,726

The identification of the troubled debt restructurings did not have a significant impact on the allowance for loan losses.

Index

The following table presents loans by class modified as TDRs during the three and six month periods ended June 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$225	$225
Owner-occupied real estate	1	767	767
Total	3	$992	$992

There were no loans that were modified as TDRs for which there was a payment default, within twelve months of modification, during the three and six months ended June 30, 2016.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default, within twelve months of modification, during the three and six month periods ended June 30, 2015

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

Index

4. DEPOSITS

Certificates of deposit, excluding brokered certificates of deposit over $250,000 totaled $122.4 million and $82.2 million at June 30, 2016 and 2015, respectively.

The following table sets forth the details of total deposits as of June 30, 2016 and December 31, 2015:

	June 30,		December 31,
	2016		2015
(In thousands)	$	%	$	%
Noninterest-bearing demand deposits	$469,809	15.11%	$419,887	14.30%
Interest-bearing checking	897,210	28.86	861,697	29.36
Savings	120,617	3.88	115,007	3.92
Money market	861,664	27.72	810,709	27.62
Certificates of deposit	466,079	14.99	$434,450	14.80
Subtotal deposits	2,815,379	90.56	2,641,750	90.00
Interest-bearing demand - Brokered	200,000	6.43	200,000	6.81
Certificates of deposit - Brokered	93,660	3.01	93,720	3.19
Total deposits	$3,109,039	100.00%	$2,935,470	100.00%

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of June 30, 2016 are as follows:

(In thousands)
2016	$54,290
2017	128,712
2018	192,075
2019	67,680
2020	34,545
Over 5 Years	82,437
Total	$559,739

5. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLB”) totaled $83.7 million at both June 30, 2016 and December 31, 2015, with a weighted average interest rate of 1.78 percent.

At June 30, 2016, advances totaling $71.7 million with a weighted average interest rate of 1.57 percent had fixed maturity dates. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $378.9 million and multifamily mortgages totaling $1.0 billion at June 30, 2016, while at December 31, 2015 the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $428.2 million and multifamily mortgages totaling $1.1 billion.

Also at June 30, 2016 and at December 31, 2015, the Company had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $16.6 million at June 30, 2016.

Index

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2016	$21,897
2017	23,897
2018	34,898
2019	3,000
2020	—
Over 5 years	—
Total	$83,692

Overnight borrowings with the Federal Home Loan Bank totaled $29.5 million with a weighted average interest rate of 0.57 percent and $40.7 million with a weighted average rate of 0.52 percent at June 30, 2016 and December 31, 2015, respectively.

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

Index

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$22,778	$1,398	$24,176
Noninterest income	2,432	5,016	7,448
Total income	25,210	6,414	31,624

Provision for loan losses	2,200	—	2,200
Salaries and benefits	9,033	2,067	11,100
Premises and equipment expense	2,507	235	2,742
Other noninterest expense	3,529	1,404	4,933
Total noninterest expense	17,269	3,706	20,975
Income before income tax expense	7,941	2,708	10,649
Income tax expense	3,032	1,053	4,085
Net income	$4,909	$1,655	$6,564

	Three Months Ended June 30, 2015
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$19,351	$993	$20,344
Noninterest income	1,896	4,603	6,499
Total income	21,247	5,596	26,843

Provision for loan losses	2,200	—	2,200
Salaries and benefits	7,830	2,042	9,872
Premises and equipment expense	2,549	229	2,778
Other noninterest expense	2,461	1,155	3,616
Total noninterest expense	15,040	3,426	18,466
Income before income tax expense	6,207	2,170	8,377
Income tax expense	2,294	845	3,139
Net income	$3,913	$1,325	$5,238

	Six Months Ended June 30, 2016
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$44,768	$2,818	$47,586
Noninterest income	4,312	9,399	13,711
Total income	49,080	12,217	61,297

Provision for loan losses	3,900	—	3,900
Salaries and benefits	17,845	4,163	22,008
Premises and equipment expense	5,144	462	5,606
Other noninterest expense	7,446	2,921	10,367
Total noninterest expense	34,335	7,546	41,881
Income before income tax expense	14,745	4,671	19,416
Income tax expense	5,546	1,817	7,363
Net income	$9,199	$2,854	$12,053

Total assets for period end	$3,555,910	$48,793	$3,604,703

Index

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of June 30, 2016, all collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$8,002	$—	$8,002	$—
Mortgage-backed securities-
residential	157,292	—	157,292	—
SBA pool securities	7,332	—	7,332	—
State and political subdivisions	28,131	—	28,131	—
Single-Issuer Trust Preferred	2,460	—	2,460	—
CRA investment fund	2,999	2,999	—	—
Loans held for sale, at fair value	4,133	—	4,133	—
Derivatives:
Loan level swaps	2,908	—	2,908	—
Total	$213,257	$2,999	$210,258	$—

Liabilities:
Derivatives:
Cash flow hedges	$(6,302)	$—	$(6,302)	$—
Loan level swaps	(2,908)	—	(2,908)	—
Total	$(9,210)	$—	$(9,210)	$—

Index

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
Mortgage-backed securities-
residential	$160,607	$—	$160,607	$—
SBA pool securities	7,520	—	7,520	—
State and political subdivisions	22,029	—	22,029	—
Single-Issuer Trust Preferred	2,535	—	2,535	—
CRA investment fund	2,939	2,939	—	—
Loans held for sale, at fair value	1,558	—	1,558	—
Derivatives:
Cash flow hedges	104	—	104	—
Loan level swaps	$1,106	—	1,106	—
Total	198,398	$2,939	$195,459	$—

Liabilities:
Derivatives:
Cash flow hedges	(1,434)	$—	$(1,434)	$—
Loan level swaps	$(1,106)	—	(1,106)	—
Total	$(2,540)	$—	$(2,540)	$—

The Corporation has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Corporation’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of June 30, 2016 and December 31, 2015.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	June 30, 2016	December 31, 2015
Residential loans contractual balance	$4,067	$1,536
Fair value adjustment	66	22
Total fair value of residential loans held for sale	$4,133	$1,558

There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2016.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis (Quantitative disclosures for non-recurring Level 3 assets have been omitted due to immateriality):

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$245	$—	$—	$245

	December 31,
(In thousands)	2015
Assets:
Impaired loans:
Primary residential mortgage	$251	$—	$—	$251
OREO	330	—	—	330

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded investment of $408 thousand, with a valuation allowance of $163 thousand at June 30, 2016 and $299 thousand, with a valuation allowance of $48 thousand, at December 31, 2015.

At December 31, 2015, OREO at fair value represents one commercial property. The Company did not record a valuation allowance during either of the three months or six months ended June 30, 2016 and June 30, 2015.

The carrying amounts and estimated fair values of financial instruments at June 30, 2016 are as follows:

		Fair Value Measurements at June 30, 2016 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$81,330	$81,330	$—	$—	$81,330
Securities available for sale	206,216	2,999	203,217	—	206,216
FHLB and FRB stock	14,623	—	—	—	N/A
Loans held for sale, at fair value	4,133	—	4,133	—	4,133
Loans held for sale, at lower of cost
or fair value	60,291	—	60,291	—	60,291
Loans, net of allowance for loan losses	3,119,680	—	—	3,127,282	3,127,282
Accrued interest receivable	7,733	—	624	7,109	7,733
Loan level swap derivatives	2,908	—	2,908	—	2,908
Financial liabilities
Deposits	$3,109,039	$2,549,300	$567,473	$—	$3,116,773
Overnight borrowings	29,450	—	29,450	—	29,450
Federal home loan bank advances	83,692	—	84,839	—	84,839
Subordinated debt	48,698	—	—	48,698	48,698
Accrued interest payable	1,177	125	919	133	1,177
Cash flow hedge derivatives	6,302	—	6,302	—	6,302
Loan level swap derivatives	2,908	—	2,908	—	2,908

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

Index

Federal Home Loan Bank advances: The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Subordinated debentures: The fair values of the Corporation’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

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

8. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2016	2015	2016	2015
FDIC assessment	$1,581	$431	3,140	913
Wealth management division
other expense	481	512	1,103	1,133
Professional and legal fees	756	583	1,742	1,351
Loan expense	121	76	233	189
Other operating expenses	1,994	2,014	4,149	3,757
Total other operating expenses	$4,933	$3,616	10,367	7,343

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the three months ended June 30, 2016 and 2015:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2016	Reclassifications	(Income)	2016	2016

Net unrealized holding gain
on securities available for sale,
net of tax	$1,033	$203	$(12)	$191	$1,224

Losses on cash flow hedges	(3,047)	(680)	—	(680)	(3,727)

Accumulated other
comprehensive income/(loss),
net of tax	$(2,014)	$(477)	$(12)	$(489)	$(2,503)

Index

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2015	Reclassifications	(Income)	2015	2015

Net unrealized holding gain
on securities available for sale,
net of tax	$1,926	$(706)	$(104)	$(810)	$1,116

Losses on cash flow hedges	(687)	374	—	374	(313)

Accumulated other
comprehensive income,
net of tax	$1,239	$(332)	$(104)	$(436)	$803

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2016 and 2015:

	Three Months Ended
	June 30,
(In thousands)	2016	2015	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$18	$176	Securities gains, net
Income tax expense	(6)	(72)	Income tax expense
Total reclassifications, net of tax	$12	$104

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the six months ended June 30, 2016 and 2015:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2016	Reclassifications	(Income)	2016	2016

Net unrealized holding gain
on securities available for sale,
net of tax	$408	$890	$(74)	$816	$1,224

Losses on cash flow hedges	(787)	(2,940)	—	(2,940)	(3,727)

Accumulated other
comprehensive income/(loss),
net of tax	$(379)	$(2,050)	$(74)	$(2,124)	$(2,503)

Index

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2015	Reclassifications	(Income)	2015	2015

Net unrealized holding gain
on securities available for sale,
net of tax	$1,321	$57	$(262)	$(205)	$1,116

Losses on cash flow hedges	(100)	(213)	—	(213)	(313)

Accumulated other
comprehensive income,
net of tax	$1,221	$(156)	$(262)	$(418)	$803

The following represents the reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(In thousands)	2016	2015	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$119	$444	Securities gains, net
Income tax expense	(45)	(182)	Income tax expense
Total reclassifications, net of tax	$74	$262

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $180 million as of June 30, 2016 and December 31, 2015, were designated as cash flow hedges of certain interest-bearing demand brokered deposits and were determined to be fully effective during the three and six months ended June 30, 2016. As such, no amount of ineffectiveness has been included in net income during the three and six months periods ended June 30, 2016 and 2015. Therefore, the aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Index

The following information about the interest rate swaps designated as cash flow hedges as of June 30, 2016 and December 31, 2015 is presented in the following table:

(Dollars in thousands)	June 30, 2016		December 31, 2015
Notional amount	$180,000		$180,000
Weighted average pay rate	1.64%		1.64%
Weighted average receive rate	0.52%		0.29%
Weighted average maturity	3.75	years	4.25	years
Unrealized loss	$(6,302)		$(1,331)

Number of contracts	9		9

Net interest expense recorded on these swap transactions totaled $503 thousand and $1.0 million for the three and six months ended June 30, 2016 and is reported as a component of interest expense. Net interest expenses recorded on these swap transactions totaled $376 thousand and $471 thousand for the three and six months ended June 30, 2015 and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net losses recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended June 30, 2016 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(680)	$—	$—

The following table presents the net gains recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended June 30, 2015:

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$374	$—	$—

Index

The following table presents the net losses recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the six months ended June 30, 2016 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(2,940)	$—	$—

The following table presents the net losses recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the six months ended June 30, 2015:

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(213)	$—	$—

The following tables reflect the cash flow hedges included in the financial statements as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(6,302)
Total included in other assets	$—	$—
Total included in other liabilities	$180,000	$(6,302)

	December 31, 2015
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(1,330)
Total included in other assets	$15,000	$104
Total included in other liabilities	$165,000	$(1,434)

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

Index

Information about these swaps is as follows:

(Dollars in thousands)	June 30, 2016		December 31, 2015
Notional amount	$34,606		$27,259
Fair value	$2,908		$1,106
Weighted average pay rates	3.25%		3.06%
Weighted average receive rates	1.86%		1.44%
Weighted average maturity	14.0	years	15.8	years

Number of contracts	3		3

11. SUBORDINATED DEBT

During June 2016, the Company issued $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of June 30, 2026, and bear interest at a fixed rate of 6.0% per year until June 30, 2021. From June 30, 2021 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 485 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $1.3 million and are being amortized to maturity.  Subordinated debt is presented net of issuance cost on the Consolidated Statements of Condition.

Approximately $40.0 million of the net proceeds from the sale of the Notes were used by the Company to contribute $43.3 million of common equity to the Bank in the second quarter of 2016. Remaining funds will be used for general corporate purposes.

In connection with the issuance of the Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade rating of BBB- for the Company’s subordinated debt.

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

Index

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

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU).   This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.   The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  This ASU will be effective for public business entities (PBEs) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact of this ASU on its financial position, results of operations and cash flows.

Index

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: This Quarterly Report on Form 10-Q, both in the following discussion and analysis and elsewhere contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future interest income and net loans, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2015, in addition to/which include the following:

•	inability to successfully grow our business and implement our strategic plan, including an inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;
•	the impact of anticipated higher operating expenses, in particular, higher FDIC insurance premiums, in 2016 and beyond;
•	inability to manage our growth;
•	inability to successfully integrate our expanded employee base;
•	a continued or unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the low interest rate environment and highly competitive market;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	a continued or unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;
•	successful cyberattacks against our IT infrastructure and that of our IT providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	inability to successfully generate new business in new geographic markets;
•	inability to execute upon new business initiatives;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

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

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. No impairment charges were recognized in the three or six months ended June 30, 2016 and 2015. For equity securities, the entire amount of impairment is recognized through earnings.

Index

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2016(A)	2015	2016 vs 2015
Results of Operations:
Net interest income	$24,176	$20,344	$3,832
Provision for loan losses	2,200	2,200	—
Net interest income after provision
for loan losses	21,976	18,144	3,832
Other income	7,448	6,499	949
Operating expense	18,775	16,266	2,509
Income before income tax expense	10,649	8,377	2,272
Income tax expense	4,085	3,139	946
Net income	$6,564	$5,238	$1,326

Total revenue (Net interest income
plus other income)	$31,624	$26,843	$4,781

Diluted earnings per share	$0.40	$0.34	$0.06

Diluted average shares outstanding	16,341,975	15,233,151	1,108,824

Return on average assets annualized (ROAA)	0.73%	0.70%	0.03
Return on average equity
annualized (ROAE)	9.06	8.24	0.82

(A)	The quarter ended June 2016 included $950 thousand of additional charges related to increased FDIC premiums.

The following table presents certain key aspects of our performance for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2016(A)	2015	2016 vs 2015
Results of Operations:
Net interest income	$47,586	$39,927	$7,659
Provision for loan losses	3,900	3,550	350
Net interest income after provision
for loan losses	43,686	36,377	7,309
Other income	13,711	12,381	1,330
Operating expense	37,981	32,034	5,947
Income before income tax expense	19,416	16,724	2,692
Income tax expense	7,363	6,478	885
Net income	$12,053	$10,246	$1,807

Total revenue (Net interest income
plus other income)	$61,297	$52,308	$8,989

Diluted earnings per share	$0.74	$0.67	$0.07

Diluted average shares outstanding	16,179,700	15,189,781	989,919

Return on average assets annualized (ROAA)	0.68%	0.70%	(0.02)
Return on average equity
annualized (ROAE)	8.45	8.19	0.26

(A)	The six months ended June 2016 included $1.90 million of additional charges related to increased FDIC premiums.

Index

	June 30,	December 31,	Change
	2016	2015	2016 vs 2015
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	12.99%	11.40%	1.59%
Tier I leverage ratio	8.19	8.10	0.09
Loans to deposits	101.28	99.24	2.04
Allowance for loan losses to total
loans	0.93	0.89	0.04
Allowance for loan losses to
nonperforming loans	363.01	383.22	(20.21)
Nonperforming loans to total loans	0.26	0.23	0.03

For the second quarter of 2016, the Company recorded net income of $6.6 million compared to $5.2 million for the same quarter of 2015. For the three months ended June 30, 2016 and 2015, diluted earnings per share were $0.40 and $0.34, respectively. Annualized return on average assets was 0.73 percent and annualized return on average equity was 9.06 percent for the second quarter of 2016, compared to 0.70 percent and 8.24 percent, respectively, for the same quarter of 2015.

For the six months ended June 30, 2016, the Company recorded net income of $12.1 million compared to $10.2 million for the same period of 2015. Diluted earnings per common share were $0.74 and $0.67 for the first six months of 2016 and 2015, respectively. Annualized return on average assets was 0.68 percent and annualized return on average common equity was 8.45 percent for the first six months of 2016, compared to 0.70 percent and 8.19 percent, respectively, for the six months ending June 30, 2015.

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

Index

The following table summarizes the Company’s net interest income and related spread and margin, on a fully tax-equivalent basis, for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015
Net interest income	$24,410	$20,462
Interest rate spread	2.65%	2.68%
Net interest margin	2.79	2.80

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Net interest income	$48,024	$40,153
Interest rate spread	2.68%	2.73%
Net interest margin	2.80	2.84

Net interest income, on a fully tax-equivalent basis, for the three months ended June 30, 2016, grew $3.9 million, or 19 percent from the three months ended June 30, 2015. The six months ended June 30, 2016 increased $7.9 million or 20 percent when compared to the same period in 2015. This growth is due to increased earning assets, principally loan growth. Net interest spread and margin for the three and six months ending June 30, 2016 declined when compared to the same 2015 periods partially due to the continuing effect of low market yields, as well as competitive pressures in attracting new loans and deposits. Net interest income for the three and six months ended June 30, 2016 was benefitted by significant loan growth during 2016. The Company expects continued loan growth in this lower market rate and competitive environment.

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	June 30,	June 30,
(In thousands)	2016	2015
Residential mortgage loans retained	$32,513	$23,117
Residential mortgage loans sold	20,221	10,978
Total residential mortgage loans	52,734	34,095

Commercial real estate loans	36,554	29,561
Multifamily properties	150,709	206,803
Commercial loans (A)	61,309	136,483
SBA	2,285	—
Wealth Lines of Credit (A)	785	6,150
Total commercial loans	251,642	378,997

Installment loans	1,077	1,128

Home equity lines of credit (A)	14,435	3,225

Total loans closed	$319,888	$417,445

(A)	Includes loans and lines of credit that closed in the period, but not necessarily funded.

Index

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2016	2015
Residential mortgage loans retained	$50,260	$40,103
Residential mortgage loans sold	28,283	19,916
Total residential mortgage loans	78,543	60,019

Commercial real estate loans	45,893	87,348
Multifamily properties	258,744	415,837
Commercial loans (A)	128,797	177,179
SBA	3,340	—
Wealth Lines of Credit (A)	2,585	16,410
Total commercial loans	439,359	696,774

Installment loans	1,563	1,472

Home equity lines of credit (A)	18,039	6,602

Total loans closed	$537,504	$764,867

(A)	Includes loans and lines of credit that closed in the period, but not necessarily funded.

As the Company explained over the last several quarters, the Company anticipated multifamily loan originations (and growth) would be less than past quarters, as it manages its balance sheet such that multifamily loans decline as a percentage of the overall loan portfolio and commercial loans become a larger percentage of the overall loan portfolio. The Company anticipates that this balance sheet management, however, will likely not be linear each quarter, but will rather be apparent over periods of time.

Index

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	June 30, 2016			June 30, 2015
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$200,804	$914	1.82%	$244,087	$1,037	1.70%
Tax-exempt (1) (2)	27,127	211	3.11	30,941	210	2.71
Loans (2) (3):
Mortgages	473,293	3,927	3.32	468,082	3,824	3.27
Commercial mortgages	2,047,112	17,830	3.48	1,663,150	14,767	3.55
Commercial	552,955	5,392	3.90	360,517	3,347	3.71
Commercial construction	1,305	13	3.98	5,713	61	4.27
Installment	63,158	420	2.66	29,169	256	3.51
Home equity	58,146	475	3.27	51,710	417	3.23
Other	462	11	9.52	527	12	9.11
Total loans	3,196,431	28,068	3.51	2,578,868	22,684	3.52
Federal funds sold	101	—	0.25	101	—	0.10
Interest-earning deposits	79,264	76	0.39	69,780	39	0.22
Total interest-earning assets	3,503,727	29,269	3.34%	2,923,777	23,970	3.28%
Noninterest-earning assets:
Cash and due from banks	16,122			6,385
Allowance for loan losses	(28,056)			(21,493)
Premises and equipment	29,452			31,983
Other assets	88,907			66,131
Total noninterest-earning assets	106,425			83,006
Total assets	$3,610,152			$3,006,783
LIABILITIES:
Interest-bearing deposits:
Checking	$906,611	$607	0.27%	$670,473	$359	0.21%
Money markets	818,453	602	0.29	703,236	462	0.26
Savings	120,094	17	0.06	117,411	16	0.05
Certificates of deposit - retail	450,675	1,545	1.37	343,781	1,051	1.22
Subtotal interest-bearing deposits	2,295,833	2,771	0.48	1,834,901	1,888	0.41
Interest-bearing demand - brokered	200,000	760	1.52	265,802	562	0.85
Certificates of deposit - brokered	93,642	496	2.12	98,191	504	2.05
Total interest-bearing deposits	2,589,475	4,027	0.62	2,198,894	2,954	0.54
Borrowings	222,667	573	1.03	146,441	428	1.17
Capital lease obligation	10,007	120	4.80	10,515	126	4.79
Subordinated debt	8,777	139	6.33	—	—	—
Total interest-bearing liabilities	2,830,926	4,859	0.69%	2,355,850	3,508	0.60%
Noninterest-bearing liabilities:
Demand deposits	464,074			384,604
Accrued expenses and
other liabilities	25,247			12,133
Total noninterest-bearing liabilities	489,321			396,737
Shareholders’ equity	289,905			254,196
Total liabilities and
shareholders’ equity	$3,610,152			$3,006,783
Net interest income
(tax-equivalent basis)		24,410			20,462
Net interest spread			2.65%			2.68%
Net interest margin (4)			2.79%			2.80%
Tax equivalent adjustment		(234)			(118)
Net interest income		$24,176			$20,344

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

Average Balance Sheet

Unaudited

Six Months Ended

	June 30, 2016			June 30, 2015
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$200,192	$1,840	1.84%	$258,934	$2,219	1.71%
Tax-exempt (1) (2)	25,586	411	3.21	34,268	441	2.57
Loans (2) (3):
Mortgages	469,895	7,745	3.30	467,293	7,619	3.26
Commercial mortgages	2,003,619	35,000	3.49	1,562,073	28,356	3.63
Commercial	539,426	10,492	3.89	338,435	6,244	3.69
Commercial construction	1,350	27	4.00	5,821	123	4.23
Installment	54,032	755	2.79	28,484	508	3.57
Home equity	55,601	915	3.29	51,188	822	3.21
Other	474	23	9.70	528	25	9.47
Total loans	3,124,397	54,957	3.52	2,453,822	43,697	3.56
Federal funds sold	101	—	0.24	101	—	0.10
Interest-earning deposits	78,583	163	0.42	80,658	82	0.20
Total interest-earning assets	3,428,859	57,371	3.35%	2,827,783	46,439	3.28%
Noninterest-earning assets:
Cash and due from banks	15,862			6,594
Allowance for loan losses	(27,319)			(20,778)
Premises and equipment	29,726			32,118
Other assets	86,070			65,006
Total noninterest-earning assets	104,339			82,940
Total assets	$3,533,198			$2,910,723
LIABILITIES:
Interest-bearing deposits:
Checking	$894,554	$1,178	0.26%	$650,909	$673	0.21%
Money markets	819,135	1,175	0.29	706,893	924	0.26
Savings	118,327	33	0.06	115,434	30	0.05
Certificates of deposit - retail	446,619	3,034	1.36	296,085	1,714	1.16
Subtotal interest-bearing deposits	2,278,635	5,420	0.48	1,769,321	3,341	0.38
Interest-bearing demand - brokered	200,000	1,501	1.50	253,221	843	0.67
Certificates of deposit - brokered	93,658	993	2.12	112,219	1,028	1.83
Total interest-bearing deposits	2,572,293	7,914	0.62	2,134,761	5,212	0.49
Borrowings	188,971	1,052	1.11	128,142	820	1.28
Capital lease obligation	10,074	242	4.80	10,575	254	4.80
Subordinated debt	4,388	139	6.34	—	—	—
Total interest-bearing liabilities	2,775,726	9,347	0.67%	2,273,478	6,286	0.55%
Noninterest-bearing liabilities:
Demand deposits	449,922			375,527
Accrued expenses and
other liabilities	22,373			11,446
Total noninterest-bearing liabilities	472,295			386,973
Shareholders’ equity	285,177			250,272
Total liabilities and
shareholders’ equity	$3,533,198			$2,910,723
Net interest income
(tax-equivalent basis)		48,024			40,153
Net interest spread			2.68%			2.73%
Net interest margin (4)			2.80%			2.84%
Tax equivalent adjustment		(438)			(226)
Net interest income		$47,586			$39,927

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(170)	$48	$(122)
Loans	5,404	(20)	5,384
Federal funds sold	—	—	—
Interest-earning deposits	5	32	37
Total interest income	$5,239	$60	$5,299
LIABILITIES:
Interest-bearing checking	$190	$58	$248
Money market	105	35	140
Savings	—	1	1
Certificates of deposit - retail	362	132	494
Certificates of deposit - brokered	(24)	16	(8)
Interest bearing demand brokered	(140)	338	198
Borrowed funds	109	36	145
Capital lease obligation	(6)	—	(6)
Subordinated debt	139	—	139
Total interest expense	$735	$616	$1,351
Net interest income	$4,504	$(556)	$3,948

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(552)	$143	$(409)
Loans	11,932	(672)	11,260
Federal funds sold	—	—	—
Interest-earning deposits	(2)	83	81
Total interest income	$11,378	$(446)	$10,932
LIABILITIES:
Interest-bearing checking	$448	$56	$504
Money market	198	53	251
Savings	(3)	6	3
Certificates of deposit - retail	986	334	1,320
Certificates of deposit - brokered	(185)	150	(35)
Interest bearing demand brokered	(392)	1,051	659
Borrowed funds	178	54	232
Capital lease obligation	(13)	1	(12)
Subordinated debt	139	—	139
Total interest expense	$1,356	$1,705	$3,061
Net interest income	$10,022	$(2,151)	$7,871

Interest income on earning assets, on a fully tax-equivalent basis, totaled $29.3 million for the second quarter of 2016 compared to $24.0 million for the same quarter of 2015, reflecting an increase of $5.3 million or 22 percent from the second quarter in 2015. Average earning assets totaled $3.50 billion for the second quarter of 2016, an increase of $580.0 million or 20 percent from the same period of 2015. The average commercial loan portfolio increased $192.4 million or 53 percent from the second quarter of 2015, averaging $553.0 million for the second quarter of 2016. The average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $351.0 million to $2.01 billion for the second quarter of 2016 when compared to the same period in 2015. The increase was attributable to the addition of seasoned banking professionals over the course of 2015; a more concerted focus on the client service aspect of the lending process; and more of a focus on New York City markets. The increase was also due to demand from borrowers looking to refinance multifamily mortgages held by other institutions. Multifamily lending will remain a focus of the Company, however, it is anticipated that multifamily loan growth will be less robust than in 2015.

Index

For the quarters ended June 30, 2016 and 2015, the average rates earned on earning assets was 3.34 percent and 3.28 percent, respectively, an increase of 6 basis points. The increased overall yield was due to growth in commercial loans at higher yields than the existing portfolio, as well as certain cash flows from the investment portfolio and interest-earning deposits being invested in higher yielding loans.

For the second quarter of 2016, total interest-bearing deposits averaged $2.59 billion, increasing $390.6 million or 18 percent from the average balance for the same period of 2015. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including reciprocal funds discussed in Footnote 4 and below) has come from the addition of seasoned banking professionals over the course of 2015 and into 2016; an intense focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.

Average rates paid on total interest-bearing deposits were 62 basis points and 54 basis points for the second quarters of 2016 and 2015, respectively, an increase of 8 basis points. The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit partially to help manage the Company’s interest rate risk position, as well as competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth.

For the second quarters of 2016 and 2015, average borrowings totaled $222.7 million and $146.4 million, respectively, increasing $76.2 million when compared to the same period of 2015. The increase was due to periodic increased short-term borrowings to fund loan growth ahead of deposit growth.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM program is considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. Reciprocal balances averaged $411.2 million for the June 30, 2016 quarter and $232.2 million for June 30, 2015 quarter.

In June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate and until maturity in June 2026 or earlier redemption. For the second quarter of 2016, the subordinated debt balance averaged $8.8 million.

Interest income on earning assets, on a fully tax-equivalent basis increased by $10.9 million or 24 percent for the first six months of 2016 compared to the same period in 2015. For the six months ended June 30, 2016 average earning assets increased $601.1 million from $2.83 billion for the same period in 2015. For the six months ended June 30, 2016 the average commercial portfolio increased $201.0 million or 59 percent from the same period in 2015. This increase was due to the addition of highly regarded bankers with industry and capital markets expertise in 2015 and in the first half of 2016. For the six months ended June 30, 2016 the average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $424.9 million from $1.56 billion in the same period in 2015. The increase was attributable to the addition of seasoned banking professionals over the course of 2015; a more concerted focus on the client service aspect of the lending process; more of a focus on New Jersey markets; and a focus on New York City multifamily markets through 2015 and continuing into the first half of 2016. The increase was also due to demand from borrowers looking to refinance multifamily and other commercial mortgages held by other institutions.

Index

For the six months ended June 30, 2016 and 2015, the average rates earned on earning assets was 3.35 percent and 3.28 percent, respectively, an increase of 7 basis points. The increase in the average rates on earning assets was partially due to the maintenance of much larger commercial loans which produce a higher yield, as well as certain cash flows from the investment portfolio and interest-earning deposits being invested in higher yielding loans

For the six months ended June 30, 2016 total interest-bearing deposits averaged $2.57 billion, increasing $437.5 million or 20 percent from the average balance for the same 2015 period. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including reciprocal funds) of $509.3 million for the first half of 2016 when compared to the same period in 2015 has come from the addition of seasoned banking professionals over the course of 2015 and continuing into the first six months of 2016; an intense focus on providing high-touch client service; and a new full array of treasury management products that support core deposit growth.

Average rates paid on interest-bearing deposits for the six months ended June 30, 2016 were 62 basis points compared to 49 basis points for the same period in 2015, reflecting an increase of 13 basis points. The increase in the average rate paid on deposits was principally due to competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth.

Average borrowings increased by $60.8 million to $189.0 million for the six months ended June 30, 2016 when compared to the same 2015 period. The increase was due to periodic increased short-term borrowings to fund loan growth ahead of deposit growth.

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

At June 30, 2016, the Company had investment securities available for sale with a fair value of $206.2 million compared with $195.6 million at December 31, 2015. Net unrealized gains (net of income tax) of $1.2 million and $408 thousand were included in shareholders’ equity at June 30, 2016 and December 31, 2015, respectively.

Index

The carrying value of investment securities available for sale as of June 30, 2016 and December 31, 2015 are shown below:

	June 30,	December 31,
(In thousands)	2016	2015
U.S. treasury and U.S. government-
Sponsored entity bonds	$8,002	$—
Mortgage-backed securities-residential
(principally U.S. government-sponsored
entities)	157,292	160,607
SBA pool securities	7,332	7,520
State and political subdivision	28,131	22,029
Single-issuer trust preferred security	2,460	2,535
CRA investment fund	2,999	2,939
Total	$206,216	$195,630

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of June 30, 2016:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$—	$—	$8,002	$—	$8,002
Sponsored entity bonds	—%	—%	2.21%	—%	2.21%
Mortgage-backed securities-	$9	$17,460	$41,034	$98,789	$157,292
residential (1)	4.33%	2.68%	1.69%	1.59%	1.73%
SBA pool securities	$—	$—	$—	$7,332	$7,332
	—%	—%	—%	0.73%	0.73%
State and political subdivisions (2)	$6,925	$9,911	$6,293	$5,002	$28,131
	1.83%	3.49%	3.15%	3.02%	2.92%
Single-issuer trust preferred security (1)	$—	$—	$—	$2,460	$2,460
	—%	—%	—%	1.44%	1.44%
Total	$6,934	$27,371	$55,329	$113,583	$203,217
	1.83%	2.98%	1.93%	1.59%	1.87%

(1)    Shown using state final maturity.

(2)    Yields presented on a fully tax-equivalent basis.

OTHER INCOME: The following table presents the major components of other income, excluding income from wealth management, which is summarized and discussed subsequently:

	Three Months Ended June 30,		Change
(In thousands)	2016	2015	2016 vs 2015

Service charges and fees	$818	$837	$(19)
Gain on sale of loans (mortgage banking)	309	161	148
Gain on sale of loans, at lower of
cost or fair value	500	—	500
Bank owned life insurance	345	248	97
Securities gains	18	176	(158)
Other income	559	545	14
Total other income	$2,549	$1,967	$582

Index

	Six Months Ended June 30,		Change
(In thousands)	2016	2015	2016 vs 2015

Service charges and fees	$1,625	$1,642	$(17)
Gain on sale of loans (mortgage banking)	430	309	121
Gain on sale of loans, at lower of
cost or fair value	624	—	624
Bank owned life insurance	687	785	(98)
Securities gains	119	444	(325)
Other income	1,032	638	394
Total other income	$4,517	$3,818	$699

Service charges and fees for the three and six months ended June 30, 2016 were flat compared to the same periods last year, partially due to increases income from debit card usage, as well as account analysis fees, offset by declines in overdraft/NSF fees.

For the three months ended June 30, 2016, income from the sale of newly originated residential mortgage loans was $309 thousand compared to $161 thousand the same prior year period. For the six months ended June 30, 2016 income from the sale of newly originated residential mortgages loans increased from $309 thousand to $430 thousand for the same period in 2015. The volume of loans originated for sale were higher in the 2016 periods when compared to the same periods in 2015.

For the three and six months ended June 30, 2016, the Company recorded $345 thousand and $687 thousand, respectively of bank owned life insurance (BOLI) income as compared to $248 thousand and $785 thousand for the same periods in 2015. The six months ended June 30, 2015 included $285 thousand additional income related to a net life insurance death benefit under the Company’s BOLI policies. BOLI income in the six months ended June 30, 2016 benefitted from the increase of the BOLI policy by $10 million which occurred in the fourth quarter of 2015.

Securities gains were $18 thousand for the June 2016 quarter compared to $176 thousand for the same 2015 quarter. For the six months ended June 30, 2016 securities gains were $119 thousand compared to $444 thousand for the same 2015 period. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the shorter duration of our investment portfolio and the interest rate environment, such sales will continue to be a very small component of the Company’s operations.

Gain on sale of multifamily loans held for sale at lower of cost or fair value was $500 thousand for the quarter ending June 30, 2016 and $624 thousand for the six months ending June 30, 2016. During the first quarter of 2016, the Company began selling whole multifamily loans. The Company intends to continue to employ loan sales and loan participations to manage the Company’s balance sheet.

Other income was $559 thousand for the June 2016 quarter compared to $545 thousand for the June 2015 quarter. The three months ended June 30, 2016 included $212 thousand of income related to the Company’s SBA lending and sale program. The SBA program was implemented in the first quarter of 2016 and will be part of the Company’s normal ongoing operations. The three months ended June 2015 included $373 thousand of fee income related to the Company’s loan level / back-to-back swap program, which was implemented during mid-2015. The program utilizes mirror interest rate swaps, one directly with the commercial loan customer and one directly with a well-established counterparty. This enables a commercial loan customer to benefit from a fixed rate loan, while the Company records a floating rate loan. The program provides enhanced interest rate risk management, as well as the potential for fee income for the Company. While the Company cannot predict the amount of fee income that may be recognized each period, these programs are a part of ongoing operations. Other improvements in other income in the June 2016 quarter included greater loan servicing fees due principally to continued multifamily loan participations, and higher unused line of credit fees associated with the Commercial & Industrial lending business. Other income was $1.0 million for the six months ending June 30, 2016 compared to $638 thousand for the same period in 2015. The six months ending June 30, 2016 included $259 thousand of income related to the Company’s SBA lending and sale program which as stated previously above is a program that started in 2016. For the six months ended June 30, 2016, other improvements were seen in loan servicing fees due to continued multifamily loan participations and higher unused line of credit fees associated with the Commercial & Industrial lending business.

Index

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended June 30,		Change
(In thousands)	2016	2015	2016 vs 2015
Salaries and employee benefits	$11,100	$9,872	$1,228
Premises and equipment	2,742	2,778	(36)
Other Operating Expenses:
FDIC assessment	1,581	431	1,150
Wealth management division
other expense	481	512	(31)
Professional and legal fees	756	583	173
Loan expense	121	76	45
Telephone	235	231	4
Advertising	226	316	(90)
Postage	62	88	(26)
Other	1,471	1,379	92
Total operating expenses	$18,775	$16,266	$2,509

	Six Months Ended June 30,		Change
(In thousands)	2016	2015	2016 vs 2015
Salaries and employee benefits	$22,008	$19,297	$2,711
Premises and equipment	5,606	5,394	212
Other Operating Expenses:
FDIC assessment	3,140	913	2,227
Wealth management division
other expense	1,103	1,133	(30)
Professional and legal fees	1,742	1,351	391
Loan expense	233	189	44
Telephone	473	454	19
Advertising	370	464	(94)
Postage	169	192	(23)
Other	3,137	2,647	490
Total operating expenses	$37,981	$32,034	$5,947

The Company’s total operating expenses were $18.8 million for the quarter ended June 30, 2016 compared to $16.3 million in the same 2015 quarter, reflecting a net increase of $2.5 million or 15 percent. Total operating expense grew by $5.9 million to $38.0 million for the six months ending June 30, 2016 when compared to the same period in 2015, reflecting an increase of 19 percent.

Salary and benefits expense increased to $11.1 million in the second quarter of 2016 from $9.9 million in the same period in 2015, an increase of $1.2 million or 12 percent. Strategic hiring that was in line with the Company’s Plan, the acquisition of Wealth Management Consultants in the second quarter of 2015, normal salary increases and increased bonus/incentive accruals associated with the Company’s growth, all contributed to the increase from the June 2015 quarter to the June 2016 quarter. The six months ended June 30, 2016 had salary and benefits expense increasing to $22.0 million from $19.3 million for the same period in 2015. This increase is due to the same reasons noted previously.

Premises and equipment expense totaled $2.7 million for the quarter ended June 30, 2016, which was relatively flat to the same 2015 period. Premises and equipment expense for the six months ended June 30, 2016 increased by $212 thousand to $5.6 million when compared to the six months ended June 30, 2015. The increases were consistent with the Company’s continued growth, as well as certain investment in risk management related analytics and practices.

Index

During the second quarter of 2016, other operating expenses included increased FDIC premiums and increased investment in risk management related analytics and practices, as was expected and previously disclosed. For the three months ended June 30, 2016, FDIC insurance expense was $1.58 million compared to $431 thousand for the three months ended June 30, 2015, increasing $1.2 million. The Company incurred an increased FDIC premium accrual of approximately $950 thousand in the second quarter of 2016. The FDIC premium expense for the six months ended June 30, 2016 was $3.1 million compared to $913 thousand for the same period in 2015.

Expense increases were generally planned and expected. Previously, the Company disclosed that given its significant growth and high concentration in multifamily lending, Management had decided to accelerate approximately $2.0 million of costs over 2016 to ensure it adhered to best in class risk management practices. The Company had originally planned for such expenditures over the next 24 to 30 months, but felt it prudent to push them forward. The Company had also previously disclosed the additional FDIC premiums. The first half of 2016 expenses related to these were in line with that guidance.

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

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the quarters ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Change
(In thousands)	2016 (2)	2015	2016 v 2015

Total fee income	$4,899	$4,532	$367
Salaries and benefits (1)	2,067	2,042	25
Other operating expense (1)	1,639	1,384	255

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,		Change
(In thousands)	2016 (2)	2015	2016 v 2015

Total fee income	$9,194	$8,563	$631
Salaries and benefits (1)	4,163	3,927	236
Other operating expense (1)	3,383	2,847	536

Assets under administration
(market value)	$3,418,566	$3,445,939	$(27,373)

(1)	Expenses are included in the Operating Expenses discussion above.
(2)	2016 results include the income and expenses of the Wealth Management Consultants Division, which was acquired in May 2015.

Index

In the June 2016 quarter, the Private Wealth Management Division generated $4.9 million in fee income compared to $4.5 million for the June 2015 quarter, reflecting an 8 percent increase. For the six months ended June 30, 2016, the Private Wealth Management Division generated $9.2 million in fee income compared to $8.6 million for the same period in 2015, reflecting a 7 percent increase. The market value of the assets under administration (AUA) of the wealth management division was $3.42 billion at June 30, 2016, down less than 1 percent from $3.45 billion at June 30, 2015. The growth in fee income was due to several factors including the acquisition of a wealth management company in early May 2015, continued healthy new business results, higher yields on new business as compared to lost/closed business and the conversion of lower fee custody relationships to higher fee advisory relationships, as well as positive market action relative to prior quarter levels. The decrease in the market value of AUA is principally due to the broader market declines in the second half of 2015, as well as the first quarter of 2016.

The Company continues to incorporate wealth into every conversation it has with all of the Company’s clients, across all business lines. The Company has expanded its wealth management team and will continue to grow its team and expand its products, services, and advice delivered to clients.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses including the Private Wealth Management Division, operating expenses relative to the Private Wealth Management Division totaled $3.7 million and $3.4 million for the second quarters of 2016 and 2015, respectively, an increase of $280 thousand, or 8 percent. Operating expenses relative to the Private Wealth Management Division totaled $7.5 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $772 thousand, or 11 percent. Increased expenses in 2016 include the expenses of the Wealth Management Consultants Division, which was acquired in May 2015. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel. Revenue and profitability related to the new personnel will generally lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated (in thousands):

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	8,049	7,278	6,747	7,615	7,111
Other real estate owned	767	861	563	330	956
Total nonperforming assets	$8,816	$8,139	$7,310	$7,945	$8,067

Performing TDRs	$18,570	$16,033	$16,231	$14,609	$13,695

Loans past due 30 through 89
days and still accruing	$6,576	$1,393	$2,143	$2,748	$1,744

Classified loans	$51,084	$48,817	$42,777	$41,985	$38,676

Impaired loans	$26,643	$23,335	$23,107	$22,224	$20,806

Nonperforming loans as a % of
total loans	0.26%	0.24%	0.23%	0.27%	0.26%
Nonperforming assets as a % of
total assets	0.24%	0.23%	0.22%	0.24%	0.26%
Nonperforming assets as a % of
total loans plus other real
estate owned	0.28%	0.27%	0.25%	0.28%	0.29%

Index

The Company does not hold and has not made or invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES: The provision for loan losses was $2.2 million for the second quarter of 2016 and $2.2 million for the same quarter of 2015. For the six months ended June 30, 2016 and 2015 the provision for loan losses was $3.9 million and $3.6 million, respectively. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers as well as prevailing economic conditions. Commercial credits carry a higher risk profile, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $2.2 million in the second quarter of 2016 was primarily related to loan growth experienced by the Company, as well as greater qualitative factor allocations of the allowance to commercial and commercial real estate loans. Originations of commercial and commercial real estate loans have increased and these loans have historically carried a higher general reserve allocation than multifamily loans. In the second quarter of 2016, Management reevaluated the qualitative factors for these loan types and as a result of the evaluation, increased the allocations. In addition, the multifamily portfolio is more seasoned and the Company continues to reduce concentration risk through loan participations and whole multifamily loan sales.

The overall allowance for loan losses was $29.2 million as of June 30, 2016 compared to $25.9 million at December 31, 2015. As a percentage of loans, the allowance for loan losses was 0.93 percent as of June 30, 2016 and 0.89 percent as of December 31, 2015. The specific reserves on impaired loans have increased to $580 thousand at June 30, 2016 compared to $490 thousand as of December 31, 2015. Total impaired loans were $26.6 million and $23.1 million as of June 30, 2016 and December 31, 2015, respectively. The general component of the allowance increased from $25.4 million at December 31, 2015 to $28.6 million at June 30, 2016, due principally to the loan growth and the greater qualitative factor allocations referenced previously.

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30, 30,	June 30,
(In thousands)	2016	2016	2015	2015	2015
Allowance for loan losses:
Beginning of period	$27,321	$25,856	$24,374	$22,969	$20,816
Provision for loan losses	2,200	1,700	1,950	1,600	2,200
Charge-offs, net	(302)	(235)	(468)	(195)	(47)
End of period	$29,219	$27,321	$25,856	$24,374	$22,969

Allowance for loan losses as
a % of total loans	0.93%	0.90%	0.89%	0.85%	0.84%
Allowance for loan losses as
a % of nonperforming loans	363.01%	375.39%	383.22%	320.08%	323.01%

INCOME TAXES: For the second quarter of 2016 and 2015 income tax expense as a percentage of pre-tax income was 38.4 and 37.5 percent, respectively. For the six months ending June 30, 2016 and 2015 income tax expense as a percentage of pre-tax income was 37.9 and 38.7 percent, respectively. The lower effective tax for the six months ended June 30, 2016 was a result of higher tax exempt income along with the Company implementing a state tax planning strategy during the fourth quarter of 2015.

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

Capital for the quarter ended June 30, 2016 was benefitted by net income of $6.6 million and by $5.7 million of voluntary share purchases by our shareholders under the Dividend Reinvestment Plan and the successful sale of $48.7 million (net of underwriting fees and expenses) of subordinated notes.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At June 30, 2016 and December 31, 2015, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2016:
Total capital
(to risk-weighted assets)	$361,334	12.58%	$287,262	10.00%	$229,810	8.00%	$247,763	8.625%

Tier I capital
(to risk-weighted assets)	332,115	11.56	229,810	8.00	172,357	6.00	190,311	6.625

Common equity tier I
(to risk-weighted assets)	332,112	11.56	186,720	6.50	129,268	4.50	147,222	5.125

Tier I capital
(to average assets)	332,115	9.21	180,349	5.00	144,279	4.00	144,279	4.000

As of December 31, 2015:
Total capital
(to risk-weighted assets)	$297,497	11.32%	$262,719	10.00%	$210,176	8.00%	N/A	N/A

Tier I capital
(to risk-weighted assets)	271,641	10.34	210,176	8.00	157,632	6.00	N/A	N/A

Common equity tier I
(to risk-weighted assets)	271,641	10.34	170,768	6.50	118,224	4.50	N/A	N/A

Tier I capital
(to average assets)	271,641	8.04	169,027	5.00	135,221	4.00	N/A	N/A

Index

The Company’s actual capital amounts and ratios are presented in the following table:

				To Be Well					For Capital
				Capitalized Under			For Capital		Adequacy Purposes
				Prompt Corrective			Adequacy		Including Capital
	Actual			Action Provisions			Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio	Amount	Ratio
As of June 30, 2016:
Total capital
(to risk-weighted assets)	$373,360	12.99%	$	N/A	N/A	%	$229,856	8.00%	$247,813	8.625%

Tier I capital
(to risk-weighted assets)	295,443	10.28		N/A	N/A		172,392	6.00	190,349	6.625

Common equity tier I
(to risk-weighted assets)	295,440	10.28		N/A	N/A		129,294	4.50	147,251	5.125

Tier I capital
(to average assets)	295,443	8.19		N/A	N/A		144,302	4.00	144,302	4.000

As of December 31, 2015:
Total capital
(to risk-weighted assets)	$299,593	11.40%	$	N/A	N/A	%	$210,209	8.00%	N/A	N/A

Tier I capital
(to risk-weighted assets)	273,738	10.42		N/A	N/A		157,657	6.00	N/A	N/A

Common equity tier I
(to risk-weighted assets)	273,738	10.42		N/A	N/A		118,242	4.50	N/A	N/A

Tier I capital
(to average assets)	273,738	8.10		N/A	N/A		135,237	4.00	N/A	N/A

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Beginning with the August 19, 2015 dividend payment, shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock. The Reinvestment Plan provided $5.7 million of capital to the Company in the second quarter of 2016. The Reinvestment Plan provides a continuing source of capital.

As previously announced, on July 28, 2016, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 25, 2016 to shareholders of record on August 11, 2016.

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

Index

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $81.3 million at June 30, 2016. In addition, the Company had $206.2 million in securities designated as available for sale at June 30, 2016. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At June 30, 2016, unused borrowing commitments totaled $968.3 million from the FHLB, $115.7 million from the Federal Reserve Bank and $22.0 million from correspondent banks.

During the June 2016 quarter, customer deposit growth of $65 million (principally noninterest-bearing and money market), the subordinated debt issuance of $48.7 million (net of underwriting fees and expenses), and increased capital of $12 million, basically funded new asset growth of $139 million.

Brokered interest-bearing demand (“overnight”) deposits stayed flat at $200 million at June 30, 2016. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short term brokered deposits.

From a liquidity/funding perspective, such brokered deposits, at a cost of approximately 50 to 60 basis points (excluding cost of hedging), are generally a more cost effective alternative than other borrowings and do not require use of pledged collateral, as secured wholesale borrowings do. From a balance sheet management perspective, the rate paid on these short term brokered deposits is used as the basis to transact longer term interest rate swaps, basically extending repricing generally to five years for asset matching / interest rate risk management purposes. As of June 30, 2016, the Company has transacted pay fixed, receive floating interest rate swaps totaling $180.0 million notional amount.

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

Index
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

In addition, during the second quarter of 2015, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes with a third party swap, the terms of which fully offset the fixed exposure and result in a final floating rate exposure for the Company. As of June 30, 2016, $34.6 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of June 30, 2016. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of June 30, 2016.

In an immediate and sustained 200 basis point increase in market rates at June 30, 2016, net interest income for year 1 would increase approximately 5.6 percent, when compared to a flat interest rate scenario. In year 2 this sensitivity improves to an increase of 9.8 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at June 30, 2016, net interest income would decline approximately 3.6 percent for year 1 and 4.2 percent for year 2, compared to a flat interest rate scenario.

Index

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at June 30, 2016.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$388,976	$8,274	2.2%	11.31%	76
+100	390,009	9,307	2.4	11.07	52
Flat interest rates	380,702	—	—	10.55	—
-100	347,083	(33,619)	(8.8)	9.49	(106)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Index

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2016).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2016 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Index

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Corporation’s stock during the quarter.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3	Articles of Incorporation and By-Laws:
	A.	Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit 3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009 (File No. 001-16197).
	B.	By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 26, 2015 (File No. 001-16197).

10	A.

Underwriting Agreement, dated June 10, 2016, by and between the Company and Sandler O’Neill & Partners, L.P. as representative of the underwriters named therein, incorporated herein by reference to Exhibit 1.1 of the Registrant’s Form 8-K filed on June 15, 2016.

B.

Indenture, dated as of June 15, 2016, by and between the Company and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on June 15, 2016.

	C.	First Supplemental Indenture, dated as of June 15, 2016, by and between the Company and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on June 15, 2016.

31.1	Certification of Douglas L. Kennedy, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Jeffrey J. Carfora, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Douglas L. Kennedy, Chief Executive Officer of the Corporation, and Jeffrey J. Carfora, Chief Financial Officer of the Corporation.

101	Interactive Data File

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 5, 2016	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: August 5, 2016	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President, Chief Financial Officer
and Chief Accounting Officer