Form 10-Q
period 2016-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2016-11-07
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 001-16197

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-3537895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Number of shares of Common Stock outstanding as of October 31, 2016:

16,947,538

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Index

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share data)

	(unaudited)	(audited)
	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$17,861	$11,550
Federal funds sold	101	101
Interest-earning deposits	141,593	58,509
Total cash and cash equivalents	159,555	70,160

Securities available for sale	249,616	195,630
FHLB and FRB stock, at cost	14,093	13,984
Residential mortgage loans held for sale, at fair value	3,013	1,558
Multifamily mortgage loans held for sale, at lower of cost or fair value	30,000	82,200
Loans	3,232,887	2,913,242
Less: Allowance for loan losses	30,616	25,856
Net loans	3,202,271	2,887,386

Premises and equipment	30,223	30,246
Other real estate owned	534	563
Accrued interest receivable	6,383	6,820
Bank owned life insurance	43,541	42,885
Deferred tax assets, net	14,765	15,582
Goodwill	1,573	1,573
Other intangible assets	1,615	1,708
Other assets	17,201	14,364
TOTAL ASSETS	$3,774,383	$3,364,659
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$494,204	$419,887
Interest-bearing deposits:
Interest-bearing deposits checking	928,941	861,697
Savings	119,650	115,007
Money market accounts	997,572	810,709
Certificates of deposit - Retail	466,003	434,450
Subtotal deposits	3,006,370	2,641,750
Interest-bearing demand – Brokered	200,000	200,000
Certificates of deposit - Brokered	93,690	93,720
Total deposits	3,300,060	2,935,470
Overnight borrowings with Federal Home Loan Bank	—	40,700
Federal Home Loan Bank advances	71,795	83,692
Capital lease obligation	9,828	10,222
Subordinated debt, net	48,731	—
Accrued expenses and other liabilities	27,934	18,899
Due to brokers, securities settlements	7,003	—
TOTAL LIABILITIES	3,465,351	3,088,983
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;
liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized
21,000,000 shares; issued shares, 17,352,916 at September 30, 2016 and
16,476,297 at December 31, 2015; outstanding shares, 16,944,738 at
September 30, 2016 and 16,068,119 at December 31, 2015	14,451	13,717
Surplus	230,506	213,203
Treasury stock at cost, 408,178 shares at September 30, 2016 and
December 31, 2015	(8,988)	(8,988)
Retained earnings	74,840	58,123
Accumulated other comprehensive loss, net of income tax	(1,777)	(379)
TOTAL SHAREHOLDERS’ EQUITY	309,032	275,676
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$3,774,383	$3,364,659

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$28,225	$24,663	$82,713	$68,274
Interest on securities available for sale:
Taxable	976	959	2,816	3,178
Tax-exempt	128	128	377	395
Interest on loans held for sale	384	10	577	44
Interest on interest-earning deposits	131	46	294	128
Total interest income	29,844	25,806	86,777	72,019
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	1,399	919	3,785	2,546
Interest on certificates of deposit	1,615	1,296	4,649	3,010
Interest on borrowed funds	380	399	1,432	1,219
Interest on capital lease obligation	119	125	361	379
Interest on subordinated debt	799	—	938	—
Subtotal - interest expense	4,312	2,739	11,165	7,154
Interest on interest-bearing demand – brokered	762	857	2,263	1,700
Interest on certificates of deposits – brokered	501	504	1,494	1,532
Total Interest expense	5,575	4,100	14,922	10,386
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	24,269	21,706	71,855	61,633
Provision for loan losses	2,100	1,600	6,000	5,150
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	22,169	20,106	65,855	56,483
OTHER INCOME
Wealth management fee income	4,436	4,169	13,630	12,732
Service charges and fees	812	832	2,437	2,474
Bank owned life insurance	340	260	1,027	1,045
Gains on loans held for sale at fair value (mortgage banking)	383	102	813	411
Gains on multifamily loans held for sale at lower of cost or fair value	256	—	880	—
Fee income related to loan level, back-to-back swaps	670	—	764	373
Gain on sale of SBA loans	243	—	502	—
Other income	395	164	1,074	429
Securities gains, net	—	83	119	527
Total other income	7,535	5,610	21,246	17,991
OPERATING EXPENSES
Salaries and employee benefits	11,515	10,322	33,523	29,619
Premises and equipment	2,736	2,785	8,342	8,179
FDIC insurance expense	814	416	3,954	1,329
Other operating expense	3,101	3,376	10,328	9,806
Total operating expenses	18,166	16,899	56,147	48,933
INCOME BEFORE INCOME TAX EXPENSE	11,538	8,817	30,954	25,541
Income tax expense	4,422	3,434	11,785	9,912
NET INCOME	$7,116	$5,383	$19,169	$15,629

EARNINGS PER SHARE
Basic	$0.43	$0.35	$1.19	$1.04
Diluted	$0.43	$0.35	$1.17	$1.02
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	16,467,654	15,253,009	16,167,153	15,083,006
Diluted	16,673,596	15,435,939	16,347,255	15,293,747

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$7,116	$5,383	$19,169	$15,629
Other comprehensive income:
Unrealized gains/(loss) on available for sale
securities:
Unrealized holding (loss)/gains arising
during the period	(350)	751	1,081	849
Less: Reclassification adjustment for net gains
included in net income	—	83	119	527
	(350)	668	962	322
Tax effect	135	(252)	(361)	(111)
Net of tax	(215)	416	601	211

Unrealized gains/(loss) on cash flow hedges:
Unrealized holding gains/(loss)	1,591	(2,849)	(3,380)	(3,210)
	1,591	(2,849)	(3,380)	(3,210)
Tax effect	(650)	1,163	1,381	1,311
Net of tax	941	(1,686)	(1,999)	(1,899)

Total other comprehensive income/(loss)	726	(1,270)	(1,398)	(1,688)

Total comprehensive income	$7,842	$4,113	$17,771	$13,941

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Nine Months Ended September 30, 2016

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Loss	Total

Balance at January 1, 2016
16,068,119 common shares
outstanding	$13,717	$213,203	$(8,988)	$58,123	$(379)	$275,676
Net income	—			19,169		19,169
Net change in accumulated
other comprehensive loss	—				(1,398)	(1,398)
Issuance of restricted stock, net
of forfeitures, (10,860) shares	(9)	9				—
Restricted stock repurchased on
vesting to pay taxes,
(24,093) shares	(20)	(476)				(496)
Amortization of restricted awards/units	—	2,154				2,154
Cash dividends declared on
common stock
($0.15 per share)	—	—		(2,452)		(2,452)
Common stock option expense	—	45				45
Common stock options exercised,
19,958 net of 1,317 used to
exercise and related tax benefits,
18,641 shares	16	230				246
Sales of shares (Dividend
Reinvestment Program),
866,018 shares	722	14,810				15,532
Issuance of shares for
Employee Stock Purchase
Plan, 26,913 shares	25	531				556
Balance at September 30, 2016
16,944,738 common shares
outstanding	$14,451	$230,506	$(8,988)	$74,840	$(1,777)	$309,032

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$19,169	$15,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,280	2,408
Amortization of premium and accretion of discount on securities, net	1,090	1,337
Amortization of restricted stock	2,154	1,734
Amortization of intangible	93	—
Amortization of subordinated debt costs	38	—
Provision of loan losses	6,000	5,150
Provision of OREO losses	—	250
Provision/(benefit) for deferred taxes	1,837	(2,922)
Stock-based compensation, including ESPP	128	252
Gains on securities, available for sale	(119)	(527)
Loans originated for sale at fair value	(53,412)	(26,495)
Proceeds from sales of loans at fair value	52,770	27,244
Gains on loans held for sale at fair value	(813)	(411)
Net gains on loans held for sale at lower of cost or fair value	(880)	—
Gain on sale of other real estate owned	(5)	—
Losses on disposal of fixed assets	—	15
Gain on death benefit	—	(285)
Increase in cash surrender value of life insurance, net	(656)	(485)
Decrease/(increase) in accrued interest receivable	437	(1,468)
(Increase)/decrease in other assets	(391)	1,466
Increase in accrued expenses, capital lease obligations
and other liabilities	2,732	2,043
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,452	24,935
INVESTING ACTIVITIES:
Maturities of securities available for sale	43,997	58,098
Redemptions for FHLB & FRB stock	61,155	44,568
Call of securities available for sale	10,035	14,880
Sales of securities available for sale	5,499	46,254
Purchase of securities available for sale	(106,524)	(6,474)
Purchase of FHLB & FRB stock	(61,264)	(44,712)
Proceeds from sales of loans held for sale at lower of cost or fair value	182,763	—
Net increase in loans	(451,101)	(632,239)
Sales of other real estate owned	568	744
Purchase of premises and equipment	(2,257)	(1,475)
Acquisition of wealth management company	—	(800)
Proceeds from death benefit	—	677
NET CASH USED IN INVESTING ACTIVITIES	(317,129)	(520,479)
FINANCING ACTIVITIES:
Net increase in deposits	364,590	588,852
Net decrease in overnight borrowings se in overnight borrowings	(40,700)	(54,600)
Repayments of Federal Home Loan Bank advances	(11,897)	—
Cash dividends paid on common stock	(2,452)	(2,310)
Exercise of Stock Options, net of stock swap	246	29
Restricted stock tax expense	(496)	(54)
Subordinated debt	48,693	—
Sales of shares (DRIP Program)	15,532	8,124
Purchase of shares for Profit Sharing Plan	—	494
Issuance of shares for employee stock purchase plan	556	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	374,072	540,535
Net increase in cash and cash equivalents	89,395	44,991
Cash and cash equivalents at beginning of period	70,160	31,207
Cash and cash equivalents at end of period	$159,555	$76,198

Index

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$13,492	$9,627
Taxes	10,880	10,822
Transfer of loans to loans held for sale	159,804	—
Transfer of loans held for sale to loans	30,121	—
Transfer of loans to other real estate owned	534	—
Security purchases settled in subsequent period	7,003	—

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2015 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting of normal recurring accruals necessary to present fairly the financial position as of September 30, 2016 and the results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and shareholders’ equity and cash flow statements for the nine months ended September 30, 2016 and 2015.

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

For the three months ended September 30, 2016 and 2015, the Company recorded total compensation cost for stock options of $11 thousand and $54 thousand respectively, with a recognized tax benefit of $1 thousand and $7 thousand for the quarters ended September 30, 2016 and 2015, respectively. The Company recorded total compensation cost for stock options for the nine months ended September 30, 2016 and 2015, of $45 thousand and $175 thousand, respectively, with a recognized tax benefit of $4 thousand for the nine months ended September 30, 2016 and $19 thousand for the nine months ended September 30, 2015. There was approximately $16 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans at September 30, 2016. That cost is expected to be recognized over a weighted average period of 0.43 years.

Index

For the Company’s stock option plans, changes in options outstanding during the nine months ended September 30, 2016 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2016	267,289	$17.28
Granted during 2016	—	—
Exercised during 2016	(19,958)	13.55
Expired during 2016	(15,314)	21.38
Forfeited during 2016	(842)	13.55
Balance, September 30, 2016	231,175	$17.35	3.63 years	$1,171
Vested and expected to vest (1)	230,665	$17.39	3.63 years	$1,159
Exercisable at September 30, 2016	222,678	$17.50	3.54 years	$1,094

(1)	Does not include shares which are not expected to vest as a result of anticipated forfeitures.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2016 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on September 30, 2016 was $22.41.

There were no stock options granted in the three and nine months ended September 30, 2016.

The Company has previously granted performance based and service based restricted stock awards. Service based units vest ratably over a one, three or five year period.  There were no restricted stock awards/units granted in the third quarter of 2016.

The performance based awards that were granted in previous periods, are dependent upon the Company meeting certain performance criteria and cliff vest at the end of the performance period.  During the fourth quarter of 2015, the Company concluded that the performance targets would not be met and therefore, reversed approximately $592 thousand of previously recorded expense for the performance awards. Total unrecognized compensation expense for performance based awards is $1.7 million as of September 30, 2016.

Changes in nonvested shares dependent on performance criteria for the nine months ended September 30, 2016 were as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	92,767	$18.12
Granted during 2016	—	—
Vested during 2016	—	—
Forfeited during 2016	—	—
Balance, September 30, 2016	92,767	$18.12

Index

Changes in service based restricted stock awards/units for the nine months ended September 30, 2016 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	321,421	$19.44
Granted during 2016	188,397	16.99
Vested during 2016	(99,937)	18.37
Forfeited during 2016	(20,515)	18.65
Balance, September 30, 2016	389,366	$18.57

As of September 30, 2016, there was $5.3 million of total unrecognized compensation cost related to service based awards/units. That cost is expected to be recognized over a weighted average period of 1.52 years. Stock compensation expense recorded for the third quarters of 2016 and 2015 totaled $725 thousand and $636 thousand, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded total compensation cost for stock awards/units of $2.2 million and $1.7 million respectively.

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

The Company recorded $19 thousand and $26 thousand of expense in salaries and employee benefits expense for the three months ended September 30, 2016 and 2015, respectively related to the ESPP. Total shares issued under the ESPP during the third quarters of 2016 and 2015 were 7,155 and 8,799, respectively.

The Company recorded $83 thousand and $77 thousand of expense in salaries and employee benefits expense for the nine months ended September 30, 2016 and 2015, respectively, related to the ESPP. Total shares issued under the ESPP for the nine months ended September 30, 2016 and 2015 were 26,913 and 24,258, respectively.

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

Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Net income to shareholders	$7,116	$5,383	$19,169	$15,629

Basic weighted-average shares outstanding	16,467,654	15,253,009	16,167,153	15,083,006
Plus: common stock equivalents	205,942	182,930	180,102	210,741
Diluted weighted-average shares outstanding	16,673,596	15,435,939	16,347,255	15,293,747
Net income per share
Basic	$0.43	$0.35	$1.19	$1.04
Diluted	0.43	0.35	1.17	1.02

Stock options and warrants totaling 218,079 and 85,083 shares were not included in the computation of diluted earnings per share in the third quarters of 2016 and 2015, respectively, because they were considered antidilutive. Stock options and warrants totaling 223,832 and 174,662 shares were not included in the computation of diluted earnings per share in the nine months ended September 30, 2016 and 2015, respectively, because they were considered antidilutive.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2013 or by New Jersey tax authorities for years prior to 2012.

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

Comprehensive Income: Comprehensive income consists of net income and the change during the period in the Company’s net unrealized gains or losses on securities available for sale and unrealized gains and losses on cash flow hedge, net of tax, less adjustments for realized gains and losses.

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

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of securities available for sale included in the consolidated statements of condition as of September 30, 2016 and December 31, 2015 follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored entities	$11,991	$2	$(23)	$11,970
Mortgage-backed securities – residential	189,724	1,897	(100)	191,521
SBA pool securities	7,147	—	(79)	7,068
State and political subdivisions	31,122	363	(10)	31,475
Single-issuer trust preferred security	2,999	—	(397)	2,602
CRA investment	5,000	—	(20)	4,980
Total	$247,983	$2,262	$(629)	$249,616

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities – residential	$159,747	$1,293	$(433)	$160,607
SBA pool securities	7,601	—	(81)	7,520
State and political subdivisions	21,612	417	—	22,029
Single-issuer trust preferred security	2,999	—	(464)	2,535
CRA investment	3,000	—	(61)	2,939
Total	$194,959	$1,710	$(1,039)	$195,630

Index

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$4,972	$(23)	$—	$—	$4,972	$(23)
Mortgage-backed
securities-residential	40,568	(76)	4,475	(24)	45,043	(100)
SBA pool securities	—	—	7,068	(79)	7,068	(79)
State and political
subdivisions	1,917	(10)	—	—	1,917	(10)
Single-issuer trust
preferred security	—	—	2,602	(397)	2,602	(397)
CRA investment fund	1,992	(8)	2,988	(12)	4,980	(20)
Total	$49,449	$(117)	$17,133	$(512)	$66,582	$(629)

	December 31, 2015
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed
securities-residential	$89,717	$(345)	$8,913	$(88)	$98,630	$(433)
SBA pool securities	—	—	7,520	(81)	7,520	(81)
Single-issuer trust
Preferred security	—	—	2,535	(464)	2,535	(464)
CRA investment fund	—	—	2,939	(61)	2,939	(61)
Total	$89,717	$(345)	$21,907	$(694)	$111,624	$(1,039)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of September 30, 2016, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in unrealized loss position were determined to be other-than-temporarily impaired.

At September 30, 2016, the unrealized loss on the single-issuer trust preferred security of $397 thousand was related to a debt security issued by a large bank holding. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at September 30, 2016.

Index

3. LOANS

Loans outstanding, excluding those held for sale, by general ledger classification, as of September 30, 2016 and December 31, 2015, consisted of the following:

		% of		% of
	September 30,	Totals	December 31,	Total
(In thousands)	2016	Loans	2015	Loans
Residential mortgage	$496,735	15.37%	$470,869	16.16%
Multifamily mortgage	1,507,834	46.64	1,416,775	48.63
Commercial mortgage	497,267	15.38	413,118	14.18
Commercial loans	598,078	18.50	512,886	17.60
Construction loans	430	0.01	1,401	0.05
Home equity lines of credit	69,222	2.14	52,649	1.81
Consumer loans, including fixed
rate home equity loans	62,872	1.94	45,044	1.55
Other loans	449	0.02	500	0.02
Total loans	$3,232,887	100.00%	$2,913,242	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of September 30, 2016 and December 31, 2015:

		% of		% of
	September 30,	Totals	December 31,	Total
(In thousands)	2016	Loans	2015	Loans
Primary residential mortgage	$527,012	16.31%	$483,085	16.59%
Home equity lines of credit	62,870	1.94	52,804	1.81
Junior lien loan on residence	10,046	0.31	11,503	0.39
Multifamily property	1,507,834	46.67	1,416,775	48.66
Owner-occupied commercial real estate	179,285	5.55	176,276	6.05
Investment commercial real estate	676,468	20.94	568,849	19.54
Commercial and industrial	192,539	5.96	154,295	5.30
Secured by farmland/agricultural
production	172	0.01	179	0.01
Commercial construction loans	523	0.02	151	0.01
Consumer and other loans	74,141	2.29	47,635	1.64
Total loans	$3,230,890	100.00%	$2,911,552	100.00%
Net deferred costs	1,997		1,690
Total loans including net deferred costs	$3,232,887		$2,913,242

Index

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses (ALLL) as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential
mortgage	$15,297	$334	$511,715	$2,696	$527,012	$3,030
Home equity lines
of credit	54	—	62,816	224	62,870	224
Junior lien loan
on residence	228	—	9,818	18	10,046	18
Multifamily
property	—	—	1,507,834	11,843	1,507,834	11,843
Owner-occupied
commercial
real estate	1,787	—	177,498	1,823	179,285	1,823
Investment
commercial
real estate	11,445	216	665,023	9,638	676,468	9,854
Commercial and
industrial	140	140	192,399	3,428	192,539	3,568
Secured by
farmland and
agricultural
production	—	—	172	2	172	2
Commercial
construction	—	—	523	4	523	4
Consumer and
Other	—	—	74,141	250	74,141	250
Total ALLL	$28,951	$690	$3,201,939	$29,926	$3,230,890	$30,616

	December 31, 2015
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$9,752	$291	$473,333	$2,006	$483,085	$2,297
Home equity lines
of credit	254	—	52,550	86	52,804	86
Junior lien loan
on residence	176	—	11,327	66	11,503	66
Multifamily
Property	—	—	1,416,775	11,813	1,416,775	11,813
Owner-occupied
Commercial
real estate	1,272	—	175,004	1,679	176,276	1,679
Investment
commercial
real estate	11,482	61	557,367	7,529	568,849	7,590
Commercial and
Industrial	171	138	154,124	2,071	154,295	2,209
Secured by
farmland and
agricultural production
production	—	—	179	2	179	2
Commercial
construction	—	—	151	2	151	2
Consumer and
Other	—	—	47,635	112	47,635	112
Total ALLL	$23,107	$490	$2,888,445	$25,366	$2,911,552	$25,856

Index

Impaired loans include nonaccrual loans of $10.8 million at September 30, 2016 and $6.7 million at December 31, 2015. Impaired loans also include performing TDR loans of $18.1 million at September 30, 2016 and $16.2 million at December 31, 2015. At September 30, 2016, the allowance allocated to TDR loans totaled $403 thousand, of which $154 thousand was allocated to nonaccrual loans. At December 31, 2015, the allowance allocated to TDR loans totaled $441 thousand of which $162 thousand was allocated to nonaccrual loans. All but one accruing TDR loan was paying in accordance with restructured terms as of September 30, 2016. The Company has not committed to lend additional amounts as of September 30, 2016 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2016 and December 31, 2015 (The average impaired loans on the following tables represent year to date impaired loans.):

	September 30, 2016
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$15,415	$13,548	$—	$8,899
Owner-occupied commercial real estate	2,017	1,787	—	1,319
Investment commercial real estate	9,812	9,812	—	9,814
Commercial and industrial	—	—	—	14
Home equity lines of credit	56	54	—	173
Junior lien loan on residence	277	228	—	328

Total loans with no related allowance	$27,577	$25,429	$—	$20,547
With related allowance recorded:
Primary residential mortgage	$1,810	$1,749	$334	$1,656
Investment commercial real estate	1,649	1,633	216	1,646
Commercial and industrial	188	140	140	135
Total loans with related allowance	$3,647	$3,522	$690	$3,437
Total loans individually evaluated for
impairment	$31,224	$28,951	$690	$23,984

	December 31, 2015
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$8,998	$7,782	$—	$5,683
Owner-occupied commercial real estate	1,460	1,272	—	1,379
Investment commercial real estate	11,099	10,233	—	10,330
Commercial and industrial	63	33	—	112
Home equity lines of credit	258	254	—	229
Junior lien loan on residence	219	176	—	166
Consumer and other	—	—	—	1
Total loans with no related allowance	$22,097	$19,750	$—	$17,900
With related allowance recorded:
Primary residential mortgage	$2,090	$1,970	$291	$1,894
Investment commercial real estate	1,249	1,249	61	1,266
Commercial and industrial	179	138	138	144
Total loans with related allowance	$3,518	$3,357	$490	$3,304
Total loans individually evaluated for
impairment	$25,615	$23,107	$490	$21,204

Interest income recognized on impaired loans for the three and nine months ended September 30, 2016 and 2015, was not material. The Company did not recognize any income on nonaccruing impaired loans for the three and nine months ended September 30, 2016 and 2015.

Index

Loans held for sale, at lower of cost or fair value at September 30, 2016, represents loans that the Company has the intent to sell. The Company expects sale price to approximate recorded investment. During the three months ending September 30, 2016, proceeds for sale of loans held for sale, at lower of cost or fair value totaled approximately $44 million. During the nine months ending September 30, 2016, proceeds for sale of loans held for sale, at lower of cost or fair value totaled approximately $183 million. The sale included whole loans and participations. The Company recorded gains on sale of whole loans of $256 thousand and $880 thousand for the three and nine months ended September 30, 2016. No loans were sold at a loss during the three and nine months ended September 30, 2016. The sale of these loans were part of the Company’s balance sheet management strategy. Loans transferred from held for sale back into the loan portfolio for the nine months ended September 30, 2016 amounted to $30.1 million. These loans were transferred at their lower of cost or fair value.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$8,377	$—
Home equity lines of credit	31	—
Junior lien loan on residence	106	—
Owner-occupied commercial real estate	1,787	—
Investment commercial real estate	408	—
Commercial and industrial	131	—
Total	$10,840	$—

	December 31, 2015
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,549	$—
Home equity lines of credit	229	—
Junior lien loan on residence	118	—
Owner-occupied commercial real estate	1,272	—
Investment commercial real estate	408	—
Commercial and industrial	171	—
Consumer and other	—	—
Total	$6,747	$—

Index

The following tables present the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by class of loans, excluding nonaccrual loans:

	September 30, 2016
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,127	$—	$—	$1,127
Junior lien loan on residence	—	50	—	50
Investment commercial real estate	6,937	96	—	7,033
Commercial and industrial	—	28	—	28
Total	$8,064	$174	$—	$8,238

	December 31, 2015
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,214	$157	$—	$1,371
Investment commercial real estate	772	—	—	772
Total	$1,986	$157	$—	$2,143

Credit Quality Indicators:

The Company places all commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten and is subsequently re-evaluated annually, as follows:

•	By credit underwriters for all loans $1,000,000 and over;
•	Through a limited review by credit underwriters with the Chief Credit Officer for loans between $250,000 and $1,000,000;
•	By an external independent loan review firm for all new loans over $500,000 and for existing loans of $3,500,000 and over;
•	On a proportional basis by an external independent loan review firm for loans from $500,000 up to $3,499,999;
•	By an external independent loan review firm for all loans with a risk rating of criticized and classified;
•	On a random sampling basis by an external independent loan review firm for loans under $500,000;
•	Whenever Management otherwise identifies a positive or negative trend or issue relating to a borrower.

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

Index

Doubtful: Loans classified as doubtful have all the weakness inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans that are considered to be impaired are individually evaluated for potential loss and allowance adequacy. Loans not deemed impaired are collectively evaluated for potential loss and allowance adequacy. As of September 30, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$510,910	$667	$15,435	$—
Home equity lines of credit	62,816	—	54	—
Junior lien loan on residence	9,818	—	228	—
Multifamily property	1,505,493	1,937	404	—
Owner-occupied commercial real estate	173,698	895	4,692	—
Investment commercial real estate	642,599	5,196	28,673	—
Commercial and industrial	186,554	5,845	140	—
Farmland	172	—	—	—
Commercial construction	425	98	—	—
Consumer and other loans	74,141	—	—	—
Total	$3,166,626	$14,638	$49,626	$—

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$471,859	$1,332	$9,894	$—
Home equity lines of credit	52,550	—	254	—
Junior lien loan on residence	11,327	—	176	—
Multifamily property	1,407,856	7,718	1,201	—
Owner-occupied commercial real estate	170,420	928	4,928	—
Investment commercial real estate	536,479	6,217	26,153	—
Commercial and industrial	148,940	5,184	171	—
Farmland	179	—	—	—
Agricultural production	—	—	—	—
Commercial construction	—	151	—	—
Consumer and other loans	47,635	—	—	—
Total	$2,847,245	$21,530	$42,777	$—

Index

At September 30, 2016, $27.7 million of substandard loans were also considered impaired compared to December 31, 2015, when $21.8 million were also impaired.

The activity in the allowance for loan losses for the three months ended September 30, 2016 is summarized below:

	July 1,				September 30,
	2016				2016
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,783	$(729)	$4	$972	$3,030
Home equity lines of credit	223	—	3	(2)	224
Junior lien loan on residence	19	—	2	(3)	18
Multifamily property	11,639	—	—	204	11,843
Owner-occupied commercial real estate	1,733	—	—	90	1,823
Investment commercial real estate	9,621	—	2	231	9,854
Commercial and industrial	2,951	(4)	8	613	3,568
Secured by farmland and agricultural production	2	—	—	—	2
Commercial construction	1	—	—	3	4
Consumer and other loans	247	—	11	(8)	250
Total ALLL	$29,219	$(733)	$30	$2,100	$30,616

The activity in the allowance for loan losses for the nine months ended September 30, 2016 is summarized below:

	January 1,				September 30,
	2016				2016
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,297	$(1,027)	$25	$1,735	$3,030
Home equity lines of credit	86	(91)	11	218	224
Junior lien loan on residence	66	—	72	(120)	18
Multifamily property	11,813	—	—	30	11,843
Owner-occupied commercial real estate	1,679	—	—	144	1,823
Investment commercial real estate	7,590	(258)	8	2,514	9,854
Commercial and industrial	2,209	(7)	20	1,346	3,568
Secured by farmland and agricultural production	2	—	—	—	2
Commercial construction	2	—	—	2	4
Consumer and other loans	112	(5)	12	131	250
Total ALLL	$25,856	$(1,388)	$148	$6,000	$30,616

The activity in the allowance for loan losses for the three months ended September 30, 2015 is summarized below:

	July 1,				September 30,
	2015				2015
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,409	$(218)	$4	$239	$2,434
Home equity lines of credit	113	—	—	44	157
Junior lien loan on residence	73	—	10	(12)	71
Multifamily property	8,623	—	—	544	9,167
Owner-occupied commercial real estate	2,286	—	—	357	2,643
Investment commercial real estate	7,779	(16)	4	405	8,172
Commercial and industrial	1,589	—	22	16	1,627
Secured by farmland and agricultural production	2	—	—	—	2
Commercial construction	2	—	—	—	2
Consumer and other loans	93	(1)	—	7	99
Total ALLL	$22,969	$(235)	$40	$1,600	$24,374

Index

The activity in the allowance for loan losses for the nine months ended September 30, 2015 is summarized below:

	January 1,				September 30,
	2015				2015
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,923	$(329)	$74	$(234)	$2,434
Home equity lines of credit	156	(110)	1	110	157
Junior lien loan on residence	109	—	48	(86)	71
Multifamily property	8,983	—	—	184	9,167
Owner-occupied commercial real estate	1,547	—	11	1,085	2,643
Investment commercial real estate	4,751	(16)	14	3,423	8,172
Commercial and industrial	880	(7)	68	686	1,627
Secured by farmland and agricultural production	4	—	—	(2)	2
Commercial construction	31	—	—	(29)	2
Consumer and other loans	96	(22)	12	13	99
Total ALLL	$19,480	$(484)	$228	$5,150	$24,374

Troubled Debt Restructurings:

The Company has allocated $403 thousand and $441 thousand of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of September 30, 2016 and December 31, 2015, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

During the three and nine month periods ended September 30, 2016, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; a deferral of scheduled payments with an extension of the maturity date; or some other modification or extension which would not be readily available in the market.

The following table presents loans by class modified as TDRs during the three month period ended September 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	1	$368	$368
Total	1	$368	$368

The following table presents loans by class modified as TDRs during the nine month period ended September 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	7	$4,924	$4,924
Junior lien on residence	1	66	66
Investment commercial real estate	1	79	79
Total	9	$5,069	$5,069

The identification of the troubled debt restructurings did not have a significant impact on the allowance for loan losses.

Index

The following table presents loans by class modified as TDRs during the three month period ended September 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	5	$1,645	$1,645
Home equity line of credit	1	98	98
Junior lien loan on residence	1	60	60
Total	7	$1,803	$1,803

The following table presents loans by class modified as TDRs during the nine month period ended September 30, 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	7	$1,870	$1,870
Home equity line of credit	1	98	98
Junior lien loan on residence	1	60	60
Owner-occupied commercial real estate	1	767	767
Total	10	$2,795	$2,795

There were no loans that were modified as TDRs for which there was a payment default, within twelve months of modification, during the three and nine months ended September 30, 2016.

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

Index

4. DEPOSITS

Certificates of deposit, excluding brokered certificates of deposit over $250,000 totaled $122.6 million and $115.6 million at September 30, 2016 and December 31, 2015, respectively.

The following table sets forth the details of total deposits as of September 30, 2016 and December 31, 2015:

	September 30,		December 31,
	2016		2015
(In thousands)	$	%	$	%
Noninterest-bearing demand deposits	$494,204	14.98%	$419,887	14.30%
Interest-bearing checking (1)	928,941	28.15	861,697	29.36
Savings	119,650	3.62	115,007	3.92
Money market	997,572	30.23	810,709	27.62
Certificates of deposit	466,003	14.12	434,450	14.80
Subtotal deposits	3,006,370	91.10	2,641,750	90.00
Interest-bearing demand - Brokered	200,000	6.06	200,000	6.81
Certificates of deposit - Brokered	93,690	2.84	93,720	3.19
Total deposits	$3,300,060	100.00%	$2,935,470	100.00%

(1)	Interest-bearing checking includes $417.0 million at September 30, 2016 and $398.7 million at December 31, 2015 of reciprocal balances in the Reich & Tang Demand Deposit Marketplace program, as described in the Net Interest Income/Average Balance Sheet section of the MD&A.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of September 30, 2016 are as follows:

(In thousands)
2016	$33,504
2017	138,016
2018	198,500
2019	69,127
2020	34,583
Over 5 Years	85,963
Total	$559,693

5. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLB”) totaled $71.8 million with a weighted average interest rate of 1.89% and $83.7 million with a weighted average interest rate of 1.78 percent at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, advances totaling $59.8 million with a weighted average interest rate of 1.67 percent had fixed maturity dates. The fixed maturity date advances at December 31, 2015 totaled $71.7 million with a weighted average interest rate of 1.57 percent. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $396.2 million and multifamily mortgages totaling $1.0 billion at September 30, 2016, while at December 31, 2015 the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $428.2 million and multifamily mortgages totaling $1.1 billion.

Index

Also at September 30, 2016 and at December 31, 2015, the Company had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $15.6 million at September 30, 2016.

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2016	$10,000
2017	23,897
2018	34,898
2019	3,000
2020	—
Over 5 years	—
Total	$71,795

There were no overnight borrowings as of September 30, 2016. Overnight borrowings with the Federal Home Loan Bank totaled $40.7 million with a weighted average rate of 0.52 percent at December 31, 2015.

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

Index

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$23,194	$1,075	$24,269
Noninterest income	2,974	4,561	7,535
Total income	26,168	5,636	31,804

Provision for loan losses	2,100	—	2,100
Salaries and benefits	9,351	2,164	11,515
Premises and equipment expense	2,506	230	2,736
Other noninterest expense	2,738	1,177	3,915
Total noninterest expense	16,695	3,571	20,266
Income before income tax expense	9,473	2,065	11,538
Income tax expense	3,619	803	4,422
Net income	$5,854	$1,262	$7,116

	Three Months Ended September 30, 2015
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$20,697	$1,009	$21,706
Noninterest income	1,399	4,211	5,610
Total income	22,096	5,220	27,316

Provision for loan losses	1,600	—	1,600
Salaries and benefits	7,935	2,387	10,322
Premises and equipment expense	2,549	236	2,785
Other noninterest expense	2,699	1,093	3,792
Total noninterest expense	14,783	3,716	18,499
Income before income tax expense	7,313	1,504	8,817
Income tax expense	2,849	585	3,434
Net income	$4,464	$919	$5,383

	Nine Months Ended September 30, 2016
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$67,962	$3,893	$71,855
Noninterest income	7,286	13,960	21,246
Total income	75,248	17,853	93,101

Provision for loan losses	6,000	—	6,000
Salaries and benefits	27,196	6,327	33,523
Premises and equipment expense	7,650	692	8,342
Other noninterest expense	10,184	4,098	14,282
Total noninterest expense	51,030	11,117	62,147
Income before income tax expense	24,218	6,736	30,954
Income tax expense	9,165	2,620	11,785
Net income	$15,053	$4,116	$19,169

Total assets for period end	$3,729,004	$45,379	$3,774,383

Index

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of September 30, 2016, all collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
entities	$11,970	$—	$11,970	$—
Mortgage-backed securities-
residential	191,521	—	191,521	—
SBA pool securities	7,068	—	7,068	—
State and political subdivisions	31,475	—	31,475	—
Single-Issuer Trust Preferred	2,602	—	2,602	—
CRA investment fund	4,980	4,980	—	—
Loans held for sale, at fair value	3,013	—	3,013	—
Derivatives:
Loan level swaps	3,656	—	3,656	—
Total	$256,285	$4,980	$251,305	$—

Liabilities:
Derivatives:
Cash flow hedges	$(4,710)	$—	$(4,710)	$—
Loan level swaps	(3,656)	—	(3,656)	—
Total	$(8,366)	$—	$(8,366)	$—

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

The Corporation has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Corporation believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Corporation’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2016 and December 31, 2015.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	September 30, 2016	December 31, 2015
Residential loans contractual balance	$2,969	$1,536
Fair value adjustment	44	22
Total fair value of residential loans held for sale	$3,013	$1,558

There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2016.

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

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded investment of $408 thousand, with a valuation allowance of $163 thousand at September 30, 2016 and $299 thousand, with a valuation allowance of $48 thousand, at December 31, 2015.

At December 31, 2015, OREO at fair value represents one commercial property. The Company did not record a valuation allowance during either of the three months or nine months ended September 30, 2016. The Company recorded a valuation allowance of $250 thousand during the nine months ended September 30, 2015

The carrying amounts and estimated fair values of financial instruments at September 30, 2016 are as follows:

		Fair Value Measurements at September 30, 2016 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$159,555	$159,555	$—	$—	$159,555
Securities available for sale	249,616	4,980	244,636	—	249,616
FHLB and FRB stock	14,093	—	—	—	N/A
Loans held for sale, at fair value	3,013	—	3,013	—	3,013
Loans held for sale, at lower of cost
or fair value	30,000	—	30,000	—	30,000
Loans, net of allowance for loan losses	3,202,271	—	—	3,205,692	3,205,692
Accrued interest receivable	6,383	—	729	5,654	6,383
Loan level swap derivatives	3,656	—	3,656	—	3,656
Financial liabilities
Deposits	$3,300,060	$2,740,367	$566,740	$—	$3,307,107
Federal home loan bank advances	71,795	—	72,667	—	72,667
Subordinated debt	48,731	—	—	48,721	48,721
Accrued interest payable	2,025	151	974	900	2,025
Cash flow hedge derivatives	4,710	—	4,710	—	4,710
Loan level swap derivatives	3,656	—	3,656	—	3,656

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

FHLB and FRB stock: The fair value of FHLB or FRB stock is their cost basis due to restrictions placed on its transferability.

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

8. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2016	2015	2016	2015
Wealth management division
other expense	$490	$469	$1,593	$1,602
Professional and legal fees	801	678	2,544	2,029
Loan expense	141	90	374	279
Provision for ORE losses	—	250	—	250
Other operating expenses	1,669	1,889	5,817	5,646
Total other operating expenses	$3,101	$3,376	$10,328	$9,806

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the three months ended September 30, 2016 and 2015:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2016	Reclassifications	(Income)	2016	2016

Net unrealized holding gain
on securities available for sale,
net of tax	$1,224	$(215)	$—	$(215)	$1,009

Losses on cash flow hedges	(3,727)	941	—	941	(2,786)

Accumulated other
comprehensive (loss)/income,
net of tax	$(2,503)	$726	$—	$726	$(1,777)

Index

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2015	Reclassifications	(Income)	2015	2015

Net unrealized holding gain
on securities available for sale,
net of tax	$1,116	$466	$(50)	$416	$1,532

Losses on cash flow hedges	(313)	(1,686)	—	(1,686)	(1,999)

Accumulated other
comprehensive income,
net of tax	$803	$(1,220)	$(50)	$(1,270)	$(467)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30,
(In thousands)	2016	2015	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$—	$83	Securities gains, net
Income tax expense	—	(33)	Income tax expense
Total reclassifications, net of tax	$—	$50

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the nine months ended September 30, 2016 and 2015:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2016	Reclassifications	(Income)	2016	2016

Net unrealized holding gain
on securities available for sale,
net of tax	$408	$676	$(75)	$601	$1,009

Losses on cash flow hedges	(787)	(1,999)	—	(1,999)	(2,786)

Accumulated other
comprehensive income/(loss),
net of tax	$(379)	$(1,323)	$(75)	$(1,398)	$(1,777)

Index

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2015	Reclassifications	(Income)	2015	2015

Net unrealized holding gain
on securities available for sale,
net of tax	$1,321	$523	$(312)	$211	$1,532

Losses on cash flow hedges	(100)	(1,899)	—	(1,899)	(1,999)

Accumulated other
comprehensive income,
net of tax	$1,221	$(1,376)	$(312)	$(1,688)	$(467)

The following represents the reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
(In thousands)	2016	2015	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$119	$527	Securities gains, net
Income tax expense	(44)	(215)	Income tax expense
Total reclassifications, net of tax	$75	$312

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $180 million as of September 30, 2016 and December 31, 2015, were designated as cash flow hedges of certain interest-bearing demand brokered deposits and were determined to be fully effective during the three and nine months ended September 30, 2016. As such, no amount of ineffectiveness has been included in net income during the three and nine month periods ended September 30, 2016 and 2015. Therefore, the aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Index

The following information about the interest rate swaps designated as cash flow hedges as of September 30, 2016 and December 31, 2015 is presented in the following table:

(Dollars in thousands)	September 30, 2016		December 31, 2015
Notional amount	$180,000		$180,000
Weighted average pay rate	1.64%		1.64%
Weighted average receive rate	0.54%		0.29%
Weighted average maturity	3.50	years	4.25	years
Unrealized loss	$(4,710)		$(1,330)

Number of contracts	9		9

Net interest expense recorded on these swap transactions totaled $494 thousand and $1.5 million for the three and nine months ended September 30, 2016 and is reported as a component of interest expense. Net interest expense recorded on these swap transactions totaled $554 thousand and $997 thousand for the three and nine months ended September 30, 2015 and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net gains recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended September 30, 2016 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$941	$—	$—

The following table presents the net losses recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended September 30, 2015:

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(1,686)	$—	$—

Index

The following table presents the net losses recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the nine months ended September 30, 2016 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(1,999)	$—	$—

The following table presents the net losses recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the nine months ended September 30, 2015:

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(1,899)	$—	$—

The following tables reflect the cash flow hedges included in the financial statements as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(4,710)
Total included in other assets	$—	$—
Total included in other liabilities	$180,000	$(4,710)

	December 31, 2015
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(1,330)
Total included in other assets	$15,000	$104
Total included in other liabilities	$165,000	$(1,434)

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

Index

Information about these swaps is as follows:

(Dollars in thousands)	September 30, 2016		December 31, 2015
Notional amount	$70,815		$27,259
Fair value	$3,656		$1,106
Weighted average pay rates	3.44%		3.06%
Weighted average receive rates	2.27%		1.44%
Weighted average maturity	11.4	years	15.8	years

Number of contracts	6		2

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

Approximately $40.0 million of the net proceeds from the sale of the Notes were used by the Company to contribute capital to the Bank in the second quarter of 2016. Remaining funds will be used for general corporate purposes.

In connection with the issuance of the Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade rating of BBB- for the Company’s subordinated debt.

12. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (is) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018.  In March 2016, FASB issued ASU 2016-08 which amended illustrative examples to clarify how to apply the implementation guidance on principal versus agent considerations. The Company does not expect the guidance will have a material impact on its consolidated financial statements.

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

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (the ASU).   This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.   The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  This ASU will be effective for public business entities (PBEs) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact of this ASU on its consolidated financial statements.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments)”. This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This amendment is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There is no material impact on our statement of cash flows as a result of this ASU.

On October 24, 2016, the FASB issued ASU No. 2016-16, “Income Taxes – (Topic 740): Intra-Equity Transfers of Assets other than Inventory”.   These amendments require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities in the first interim period if an entity issues interim financial statements. The Company is evaluating the impact of these amendments on its consolidated financial statements.

Index

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: This Quarterly Report on Form 10-Q, both in the following discussion and analysis and elsewhere contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future interest income and net loans, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2015, in addition to/which include the following:

•	inability to successfully grow our business and implement our strategic plan, including an inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;
•	the impact of anticipated higher operating expenses, in particular, higher FDIC insurance premiums, in 2016 and beyond;
•	inability to manage our growth;
•	inability to successfully integrate our expanded employee base;
•	a continued or unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the low interest rate environment and highly competitive market;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	a continued or unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;
•	successful cyberattacks against our IT infrastructure and that of our IT providers;
•	adverse weather conditions;
•	inability to successfully generate new business in new geographic markets;
•	inability to execute upon new business initiatives;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	current and future economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values, increases in unemployment rates and potential reductions of economic growth, which may adversely affect our lending and other businesses and our financial results and conditions;
•	the effect of a decline in stock market prices on our trust advisory income from our wealth management business;

Index

•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

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

The provision for loan losses is based upon Management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although Management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and, to a lesser extent, New York City. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for loan losses and allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The Company accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into Accounting Standards Codification (“ASC”) 320. All securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. No impairment charges were recognized in the three or nine months ended September 30, 2016 and 2015. For equity securities, the entire amount of impairment is recognized through earnings.

Index

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2016	2015	2016 vs 2015
Results of Operations:
Net interest income	$24,269	$21,706	$2,563
Provision for loan losses	2,100	1,600	500
Net interest income after provision
for loan losses	22,169	20,106	2,063
Wealth management fee income	4,436	4,169	267
Other income	3,099	1,441	1,658
Operating expense	18,166	16,899	1,267
Income before income tax expense	11,538	8,817	2,721
Income tax expense	4,422	3,434	988
Net income	$7,116	$5,383	$1,733

Total revenue (Net interest income
plus other income)	$31,804	$27,316	$4,488

Diluted earnings per share	$0.43	$0.35	$0.08

Diluted average shares outstanding	16,673,596	15,435,939	1,237,657

Return on average assets annualized (ROAA)	0.77%	0.66%	0.11%
Return on average equity
annualized (ROAE)	9.44	8.19	1.25

The following table presents certain key aspects of our performance for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2016	2015	2016 vs 2015
Results of Operations:
Net interest income	$71,855	$61,633	$10,222
Provision for loan losses	6,000	5,150	850
Net interest income after provision
for loan losses	65,855	56,483	9,372
Wealth management fee income	13,630	12,732	898
Other income	7,616	5,259	2,357
Operating expense	56,147	48,933	7,214
Income before income tax expense	30,954	25,541	5,413
Income tax expense	11,785	9,912	1,873
Net income	$19,169	$15,629	$3,540

Total revenue (Net interest income
plus other income)	$93,101	$79,624	$13,477

Diluted earnings per share	$1.17	$1.02	$0.15

Diluted average shares outstanding	16,347,255	15,293,747	1,053,508

Return on average assets annualized (ROAA)	0.71%	0.69%	0.02%
Return on average equity
annualized (ROAE)	8.79	8.19	0.60

Index

	September 30,	December 31,	Change
	2016	2015	2016 vs 2015
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	13.17%	11.40%	1.77%
Tier I leverage ratio	8.39	8.10	0.29
Loans to deposits	97.96	99.24	(1.28)
Allowance for loan losses to total
loans	0.95	0.89	0.06
Allowance for loan losses to
nonperforming loans	282.44	383.22	(100.78)
Nonperforming loans to total loans	0.34	0.23	0.11

For the third quarter of 2016, the Company recorded net income of $7.1 million compared to $5.4 million for the same quarter of 2015. For the three months ended September 30, 2016 and 2015, diluted earnings per share were $0.43 and $0.35, respectively. Annualized return on average assets was 0.77 percent and annualized return on average equity was 9.44 percent for the third quarter of 2016, compared to 0.66 percent and 8.19 percent, respectively, for the same quarter of 2015.

For the nine months ended September 30, 2016, the Company recorded net income of $19.2 million compared to $15.6 million for the same period of 2015. Diluted earnings per common share were $1.17 and $1.02 for the first nine months of 2016 and 2015, respectively. Annualized return on average assets was 0.71 percent and annualized return on average common equity was 8.79 percent for the first nine months of 2016, compared to 0.69 percent and 8.19 percent, respectively, for the nine months ending September 30, 2015.

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

EARNINGS ANALYSIS

NET INTEREST INCOME/AVERAGE BALANCE SHEET:

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities. Earning assets include loans to individuals and businesses, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances, subordinated debt and other borrowings. Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities (“Net Interest Spread”) and the relative amounts of earning assets and interest-bearing liabilities. The Company’s Net Interest Spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

Index

The following table summarizes the Company’s net interest income and related spread and margin, on a fully tax-equivalent basis, for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015
Net interest income	$24,510	$21,886
Interest rate spread	2.59%	2.63%
Net interest margin	2.74	2.75

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Net interest income	$72,534	$62,038
Interest rate spread	2.64%	2.69%
Net interest margin	2.78	2.81

Net interest income, on a fully tax-equivalent basis, for the three months ended September 30, 2016, grew $2.6 million, or 12 percent, from the three months ended September 30, 2015. Net interest income for the nine months ended September 30, 2016 increased $10.5 million or 17 percent when compared to the same period in 2015. This growth is due to increased earning assets, principally loans. Net interest spread and margin for the three and nine months ending September 30, 2016 declined when compared to the same 2015 periods due to the effect of the subordinated debt issuance in June 2016, as well as the continuing effect of low market yields, as well as competitive pressures in attracting new loans and deposits. Net interest income for the three and nine months ended September 30, 2016 was benefitted by loan growth during the latter part of 2015 and in 2016. The Company expects continued loan growth in this lower market rate and competitive environment.

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	September 30,	September 30,
(In thousands)	2016	2015
Residential mortgage loans originated for portfolio	$43,284	$20,623
Residential mortgage loans originated for sale	25,128	6,078
Total residential mortgage loans	68,412	26,701

Commercial real estate loans	56,799	47,450
Multifamily properties	74,450	149,763
Commercial loans (A)	59,698	37,361
SBA	3,025	—
Wealth Lines of Credit (A)	1,200	24,000
Total commercial loans	195,172	258,574

Installment loans	1,591	933

Home equity lines of credit (A)	7,064	3,775

Total loans closed	$272,239	$289,983

(A)	Includes loans and lines of credit that closed in the period, but not necessarily funded.

Index

	For the Nine Months Ended
	September 30,	September 30,
(In thousands)	2016	2015
Residential mortgage loans originated for portfolio	$93,543	$60,726
Residential mortgage loans originated for sale	53,412	25,994
Total residential mortgage loans	146,955	86,720

Commercial real estate loans	102,692	134,798
Multifamily properties	333,194	565,600
Commercial loans (A)	188,495	214,540
SBA	6,365	—
Wealth Lines of Credit (A)	3,785	40,410
Total commercial loans	634,531	955,348

Installment loans	3,154	2,405

Home equity lines of credit (A)	25,103	10,377

Total loans closed	$809,743	$1,054,850

(A)	Includes loans and lines of credit that closed in the period, but not necessarily funded.

As the Company has previously explained, anticipated multifamily loan originations (and growth) would be less in 2016, as the Company managed its balance sheet such that multifamily loans decline as a percentage of the overall loan portfolio and commercial loans become a larger percentage of the overall loan portfolio. The Company anticipates that this balance sheet management, however, may not be linear each quarter, and would rather be apparent over periods of time.

Index

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	September 30, 2016			September 30, 2015
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$193,902	$976	2.01%	$214,967	$959	1.78%
Tax-exempt (1) (2)	27,516	212	3.08	30,682	211	2.76
Loans (2) (3):
Mortgages	486,909	3,983	3.27	466,384	3,806	3.26
Commercial mortgages	2,048,877	17,977	3.51	1,839,606	16,119	3.50
Commercial	573,211	5,826	4.07	454,239	4,132	3.64
Commercial construction	454	5	4.41	1,742	18	4.13
Installment	67,175	443	2.64	31,361	268	3.42
Home equity	62,560	519	3.32	51,012	415	3.25
Other	465	13	11.18	510	12	9.41
Total loans	3,239,651	28,766	3.55	2,844,854	24,770	3.48
Federal funds sold	101	—	0.25	101	—	0.10
Interest-earning deposits	111,204	131	0.47	96,308	46	0.19
Total interest-earning assets	3,572,374	30,085	3.37%	3,186,912	25,986	3.26%
Noninterest-earning assets:
Cash and due from banks	17,292			7,434
Allowance for loan losses	(30,022)			(23,726)
Premises and equipment	29,460			31,574
Other assets	88,721			68,067
Total noninterest-earning assets	105,451			83,349
Total assets	$3,677,825			$3,270,261
LIABILITIES:
Interest-bearing deposits:
Checking	$924,970	$645	0.28%	$810,106	$356	0.18%
Money markets	915,139	737	0.32	757,135	546	0.29
Savings	119,986	17	0.06	118,329	17	0.06
Certificates of deposit - retail	466,967	1,615	1.38	403,593	1,296	1.28
Subtotal interest-bearing deposits	2,427,062	3,014	0.50	2,089,163	2,215	0.42
Interest-bearing demand - brokered	200,000	762	1.52	292,456	857	1.17
Certificates of deposit - brokered	93,674	501	2.14	93,907	504	2.15
Total interest-bearing deposits	2,720,736	4,277	0.63	2,475,526	3,576	0.58
FHLB advances and borrowings	87,258	380	1.74	107,770	399	1.48
Capital lease obligation	9,874	119	4.82	10,394	125	4.81
Subordinated debt	48,711	799	6.56	—	—	N/A
Total interest-bearing liabilities	2,866,579	5,575	0.78%	2,593,690	4,100	0.63%
Noninterest-bearing liabilities:
Demand deposits	479,659			398,181
Accrued expenses and
other liabilities	30,070			15,619
Total noninterest-bearing liabilities	509,729			413,800
Shareholders’ equity	301,517			262,771
Total liabilities and
shareholders’ equity	$3,677,825			$3,270,261
Net interest income
(tax-equivalent basis)		24,510			21,886
Net interest spread			2.59%			2.63%
Net interest margin (4)			2.74%			2.75%
Tax equivalent adjustment		(241)			(180)
Net interest income		$24,269			$21,706

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

Average Balance Sheet

Unaudited

Nine Months Ended

	September 30, 2016			September 30, 2015
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$198,080	$2,816	1.90%	$244,117	$3,178	1.74%
Tax-exempt (1) (2)	26,234	623	3.17	33,059	652	2.63
Loans (2) (3):
Mortgages	475,607	11,728	3.29	466,987	11,424	3.26
Commercial mortgages	2,018,820	52,977	3.50	1,655,600	44,475	3.58
Commercial	550,770	16,319	3.95	377,461	10,376	3.67
Commercial construction	1,045	32	4.08	4,446	141	4.23
Installment	58,445	1,198	2.73	29,454	776	3.51
Home equity	57,938	1,434	3.30	51,129	1,237	3.23
Other	471	35	9.91	522	37	9.45
Total loans	3,163,096	83,723	3.53	2,585,599	68,466	3.53
Federal funds sold	101	—	0.24	101	—	0.10
Interest-earning deposits	89,536	294	0.44	85,932	128	0.20
Total interest-earning assets	3,477,047	87,456	3.35%	2,948,808	72,424	3.27%
Noninterest-earning assets:
Cash and due from banks	16,342			6,877
Allowance for loan losses	(28,227)			(21,772)
Premises and equipment	29,637			31,935
Other assets	86,960			66,038
Total noninterest-earning assets	104,712			83,078
Total assets	$3,581,759			$3,031,886
LIABILITIES:
Interest-bearing deposits:
Checking	$904,767	$1,823	0.27%	$704,558	$1,028	0.19%
Money markets	851,370	1,912	0.30	723,824	1,470	0.27
Savings	118,884	50	0.06	116,410	48	0.05
Certificates of deposit - retail	453,451	4,649	1.37	332,315	3,010	1.21
Subtotal interest-bearing deposits	2,328,472	8,434	0.48	1,877,107	5,556	0.39
Interest-bearing demand - brokered	200,000	2,263	1.51	266,443	1,700	0.85
Certificates of deposit - brokered	93,663	1,494	2.13	106,048	1,532	1.93
Total interest-bearing deposits	2,622,135	12,191	0.62	2,249,598	8,788	0.52
FHLB advances and borrowings	154,819	1,432	1.23	121,277	1,219	1.34
Capital lease obligation	10,007	361	4.81	10,514	379	4.81
Subordinated debt	19,270	938	6.49	—	—	N/A
Total interest-bearing liabilities	2,806,231	14,922	0.71%	2,381,389	10,386	0.58%
Noninterest-bearing liabilities:
Demand deposits	459,907			383,161
Accrued expenses and
other liabilities	24,958			12,852
Total noninterest-bearing liabilities	484,865			396,013
Shareholders’ equity	290,663			254,484
Total liabilities and
shareholders’ equity	$3,581,759			$3,031,886
Net interest income
(tax-equivalent basis)		72,534			62,038
Net interest spread			2.64%			2.69%
Net interest margin (4)			2.78%			2.81%
Tax equivalent adjustment		(679)			(405)
Net interest income		$71,855			$61,633

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Three Months		Three Months Ended
	Ended September 30, 2016		September 30, 2015
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(89)	$107	$18
Loans	3,280	716	3,996
Federal funds sold	—	—	—
Interest-earning deposits	8	77	85
Total interest income	$3,199	$900	$4,099
LIABILITIES:
Interest-bearing checking	$49	$240	$289
Money market	140	51	191

Certificates of deposit - retail	221	98	319
Certificates of deposit - brokered	(1)	(2)	(3)
Interest bearing demand brokered	(270)	175	(95)
Borrowed funds	(37)	18	(19)
Capital lease obligation	(6)	—	(6)
Subordinated debt	799	—	799
Total interest expense	$895	$580	$1,475
Net interest income	$2,304	$320	$2,624

	Nine Months		Nine Months Ended
	Ended September 30, 2016		September 30, 2015
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(636)	$245	$(391)
Loans	15,289	(32)	15,257
Federal funds sold	—	—	—
Interest-earning deposits	5	161	166
Total interest income	$14,658	$374	$15,032
LIABILITIES:
Interest-bearing checking	$496	$299	$795
Money market	336	106	442
Savings	(7)	9	2
Certificates of deposit - retail	1,202	437	1,639
Certificates of deposit - brokered	(190)	152	(38)
Interest bearing demand brokered	(755)	1,318	563
Borrowed funds	142	71	213
Capital lease obligation	(19)	1	(18)
Subordinated debt	938	—	938
Total interest expense	$2,143	$2,393	$4,536
Net interest income	$12,515	$(2,020)	$10,496

Interest income on earning assets, on a fully tax-equivalent basis, totaled $30.1 million for the third quarter of 2016 compared to $26.0 million for the same quarter of 2015, reflecting an increase of $4.1 million or 16 percent, from the third quarter in 2015. Average earning assets totaled $3.57 billion for the third quarter of 2016, an increase of $385.5 million or 12 percent, from the same period of 2015. The average commercial loan portfolio increased $119.0 million or 26 percent, from the third quarter of 2015, averaging $573.2 million for the third quarter of 2016. The average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $209.3 million to $2.05 billion for the third quarter of 2016 when compared to the same period in 2015. The increase in both portfolios was attributable to the addition of seasoned banking professionals over the course of 2015 and 2016; a more concerted focus on the client service and value added aspects of the lending process; and more of a focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton private banking offices, as well as the New York City market. The increase was also due to demand from borrowers looking to refinance multifamily mortgages held by other institutions.

Index

For the quarters ended September 30, 2016 and 2015, the average rates earned on earning assets was 3.37 percent and 3.26 percent, respectively, an increase of 11 basis points. The increased overall yield was due to growth in commercial loans at higher rates, as well as certain cash flows from the investment portfolio being invested in higher yielding loans.

For the third quarter of 2016, total interest-bearing deposits averaged $2.72 billion, increasing $245.2 million or 10 percent from the average balance for the same period of 2015. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including reciprocal funds discussed below) has come from the addition of seasoned banking professionals over the course of 2015 and into 2016; an intense focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.

Average rates paid on total interest-bearing deposits were 63 basis points and 58 basis points for the third quarters of 2016 and 2015, respectively, an increase of 5 basis points. The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit in part to help manage the Company’s interest rate risk position, as well as to address competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth.

For the third quarters of 2016 and 2015, average borrowings totaled $87.3 million and $107.8 million, respectively, decreasing $20.5 million in the third quarter of 2016 when compared to the same period of 2015. The decrease was principally due to scheduled maturities of FHLB advances.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM program is considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. Reciprocal balances averaged $411.9 million for the September 30, 2016 quarter and $366.5 million for the September 30, 2015 quarter.

In June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate and until maturity in June 2026 or earlier redemption. For the third quarter of 2016, the subordinated debt balance averaged $48.7 million.

Interest income on earning assets, on a fully tax-equivalent basis increased by $15.0 million or 21 percent for the first nine months of 2016 compared to the same period in 2015. For the nine months ended September 30, 2016 average earning assets increased $528.2 million from $2.95 billion for the same period in 2015. For the nine months ended September 30, 2016 the average commercial portfolio increased $173.3 million, or 46 percent, from the same period in 2015. For the nine months ended September 30, 2016 the average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $363.2 million from $1.66 billion in the same period in 2015. The increase in both portfolios was attributable to the addition of seasoned banking professionals over the course of 2015 and 2016; a more concerted focus on the client service and value added aspects of the lending process; more of a focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton private banking offices, as well as the New York City market. The increase was also due to demand from borrowers looking to refinance multifamily mortgages held by other institutions.

Index

For the nine months ended September 30, 2016 and 2015, the average rates earned on earning assets was 3.35 percent and 3.27 percent, respectively, an increase of 8 basis points. The increased overall yield on earning assets was due to growth in commercial loans which produce a higher yield, as well as certain cash flows from the investment portfolio being invested in higher yielding loans.

For the nine months ended September 30, 2016 total interest-bearing deposits averaged $2.62 billion, increasing $372.5 million or 17 percent from the average balance for the same 2015 period. The increase in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds) of $451.4 million in the first nine months of 2016 when compared to the same period in 2015 has come from the addition of seasoned banking professionals over the course of 2015 and continuing into the first nine months of 2016; an intense focus on providing high-touch client service; and a new full array of treasury management products that support core deposit growth.

Average rates paid on interest-bearing deposits for the nine months ended September 30, 2016 were 62 basis points compared to 52 basis points for the same period in 2015, reflecting an increase of 10 basis points. The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit partially to help manage the Company’s interest rate risk position, as well as to address competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth.

Average borrowings increased by $33.5 million to $154.8 million for the nine months ended September 30, 2016 when compared to the same 2015 period. The increase was due to periodic increased short-term borrowings to fund loan growth ahead of deposit growth.

Average subordinated debt increased by $19.3 million for the nine months ended September 30, 2016. The Company issued $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes in the second quarter of 2016.

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

At September 30, 2016, the Company had investment securities available for sale with a fair value of $249.6 million compared with $195.6 million at December 31, 2015. Net unrealized gains (net of income tax) of $1.0 million and $408 thousand were included in shareholders’ equity at September 30, 2016 and December 31, 2015, respectively.

Index

The carrying value of investment securities available for sale as of September 30, 2016 and December 31, 2015 are shown below:

	September 30,	December 31,
(In thousands)	2016	2015
U.S. treasury and U.S. government-
Sponsored entity bonds	$11,970	$—
Mortgage-backed securities-residential
(principally U.S. government-sponsored
entities)	191,521	160,607
SBA pool securities	7,068	7,520
State and political subdivision	31,475	22,029
Single-issuer trust preferred security	2,602	2,535
CRA investment fund	4,980	2,939
Total	$249,616	$195,630

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of September 30, 2016:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$—	$—	$11,970	$—	$11,970
Sponsored entity bonds	—%	—%	1.81%	—%	1.81%
Mortgage-backed securities-	$16	$15,423	$38,408	$137,674	$191,521
residential (1)	4.42%	2.68%	1.66%	1.68%	1.76%
SBA pool securities	$—	$—	$—	$7,068	$7,068
	—%	—%	—%	0.73%	0.73%
State and political subdivisions (2)	$9,891	$10,923	$5,702	$4,959	$31,475
	1.39%	3.35%	2.93%	3.02%	2.60%
Single-issuer trust preferred security (1)	$—	$—	$—	$2,602	$2,602
	—%	—%	—%	1.56%	1.56%
Total	$9,907	$26,346	$56,080	$152,303	$244,636
	1.40%	2.96%	1.82%	1.68%	1.84%

(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

OTHER INCOME: The following table presents the major components of other income, excluding income from wealth management, which is summarized and discussed subsequently:

	Three Months Ended September 30,		Change
(In thousands)	2016	2015	2016 vs 2015

Service charges and fees	$812	$832	$(20)
Gain on sale of loans (mortgage banking)	383	102	281
Gain on sale of loans, at lower of
cost or fair value (Multifamily Loans)	256	—	256
Bank owned life insurance	340	260	80
Fee income related to loan level,
Back-to-back swaps	670	—	670
Gain on sale of SBA loans	243	—	243
Securities gains	—	83	(83)
Other income	395	164	231
Total other income	$3,099	$1,441	$1,658

Index

	Nine Months Ended September 30,		Change
(In thousands)	2016	2015	2016 vs 2015

Service charges and fees	$2,437	$2,474	$(37)
Gain on sale of loans (mortgage banking)	813	411	402
Gain on sale of loans, at lower of
cost or fair value (Multifamily Loans)	880	—	880
Bank owned life insurance	1,027	1,045	(18)
Fee income related to loan level,
Back-to-back swaps	764	373	391
Gain on sale of SBA loans	502	—	502
Securities gains	119	527	(408)
Other income	1,074	429	645
Total other income	$7,616	$5,259	$2,357

Service charges and fees for the three and nine months ended September 30, 2016 were generally flat compared to the same periods last year. Increases in income from debit card usage, as well as account analysis fees, were offset by declines in overdraft/NSF fees.

For the three months ended September 30, 2016, income from the sale of newly originated residential mortgage loans was $383 thousand compared to $102 thousand for the same prior year period. For the nine months ended September 30, 2016 compared to the same period in 2015, income from the sale of newly originated residential mortgages loans increased from $411 thousand to $813 thousand. The increases were a result of a higher volume of loans originated for sale in the 2016 periods when compared to the same periods in 2015.

For the three and nine months ended September 30, 2016, the Company recorded $340 thousand and $1.0 million, respectively, of bank owned life insurance (BOLI) income as compared to $260 thousand and $1.0 million for the same periods in 2015. The nine months ended September 30, 2015 included $285 thousand additional income related to a net life insurance death benefit under the Company’s BOLI policies. BOLI income in the nine months ended September 30, 2016 benefitted from the increase of the BOLI policy by $10 million which occurred in the fourth quarter of 2015.

There were no securities gains for the September 2016 quarter compared to $83 thousand for the same 2015 quarter. For the nine months ended September 30, 2016 securities gains were $119 thousand compared to $527 thousand for the same 2015 period. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the shorter duration of our investment portfolio and the interest rate environment, such sales will continue to be a very small component of the Company’s operations.

Gains on the sale of multifamily loans held for sale at the lower of cost or fair value was $256 thousand for the quarter ending September 30, 2016 and $880 thousand for the nine months ending September 30, 2016. During the first quarter of 2016, the Company began selling whole multifamily loans in addition to multifamily loan participations. The Company intends to continue to employ loan sales and loan participations to manage the Company’s balance sheet. As the Company explained over the last several quarters, the Company anticipated multifamily loan originations (and growth) would be less than past quarters, as it manages its balance sheet such that multifamily loans decline as a percentage of the overall loan portfolio and commercial loans become a larger percentage of the overall loan portfolio. The Company anticipates that this balance sheet management, however, will likely not be linear each quarter, but will rather be apparent over periods of time.

Index

The third quarter of 2016 included $243 thousand of income related to the Company’s SBA lending and sale program. The SBA program was fully implemented in the March 2016 quarter. For the nine months ended September 30, 2016, there was $502 thousand of income related to the Company’s SBA lending and sale program.

The third quarter of 2016 included $670 thousand of loan level, back-to-back swap income. For the nine months ended September 30, 2016, there was $764 thousand of loan level, back-to-back swap income compared to $373 thousand in the nine months ended September 30, 2015. The program utilizes mirror interest rate swaps, one directly with the commercial loan customer and one directly with a well-established counterparty. This enables a commercial loan customer to benefit from a fixed rate loan, while the Company records a floating rate loan. The program provides enhanced interest rate risk management, as well as the potential for fee income for the Company. While the Company cannot predict the amount of fee income that may be recognized each period, this program is a part of ongoing operations.

Other income was $395 thousand for the September 2016 quarter compared to $164 thousand for the September 2015 quarter. Other income was $1.1 million for the nine months ending September 30, 2016 compared to $429 thousand for the same period in 2015. Increases were seen in loan servicing fees due to continued multifamily loan participations and higher unused line of credit fees associated with the Commercial lending business.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended September 30,		Change
(In thousands)	2016	2015	2016 vs 2015
Salaries and employee benefits	$11,515	$10,322	$1,193
Premises and equipment	2,736	2,785	(49)
FDIC assessment	814	416	398
Other Operating Expenses:

Wealth management division
other expense	490	469	21
Professional and legal fees	801	678	123
Loan expense	141	90	51
Telephone	231	228	3
Advertising	141	154	(13)
Postage	77	94	(17)
Other	1,220	1,663	(443)
Total operating expenses	$18,166	$16,899	$1,267

	Nine Months Ended September 30,		Change
(In thousands)	2016	2015	2016 vs 2015
Salaries and employee benefits	$33,523	$29,619	$3,904
Premises and equipment	8,342	8,179	163
FDIC assessment	3,954	1,329	2,625
Other Operating Expenses:

Wealth management division
other expense	1,593	1,602	(9)
Professional and legal fees	2,544	2,029	515
Loan expense	374	279	95
Telephone	704	682	22
Advertising	511	618	(107)
Postage	246	286	(40)
Other	4,356	4,310	46
Total operating expenses	$56,147	$48,933	$7,214

Index

The Company’s total operating expenses were $18.2 million for the quarter ended September 30, 2016 compared to $16.9 million in the same 2015 quarter, reflecting a net increase of $1.3 million or 7 percent. Total operating expenses grew by $7.2 million to $56.1 million for the nine months ending September 30, 2016 when compared to the same period in 2015, reflecting an increase of 15 percent.

Salary and benefits expenses increased to $11.5 million in the third quarter of 2016 from $10.3 million in the same period in 2015, an increase of $1.2 million or 12 percent. Strategic hiring that was in line with the Company’s Plan, including staff associated with credit and risk management, normal salary increases and increased bonus/incentive accruals associated with the Company’s growth, all contributed to the increase from the September 2015 quarter to the September 2016 quarter. The nine months ended September 30, 2016 had salary and benefits expenses increasing to $33.5 million from $29.6 million for the same period in 2015. This increase is due to the same reasons noted previously, as well as the acquisition of Wealth Management Consultants in May 2015.

Premises and equipment expenses totaled $2.7 million for the quarter ended September 30, 2016, which was relatively flat to the same 2015 period. Premises and equipment expenses for the nine months ended September 30, 2016 increased by $163 thousand to $8.3 million when compared to the nine months ended September 30, 2015. The increases were consistent with the Company’s continued growth, as well as certain investment in risk management related analytics and practices.

The Company expected and previously disclosed that FDIC assessment expense for 2016 would be significantly higher than 2015. For the nine months ended September 30, 2016 the FDIC assessment totaled $4.0 million compared to $1.3 million for the same nine month period in 2015.For the three months ended September 30, 2016, FDIC insurance expense was $814 thousand compared to $416 thousand for the three months ended September 30, 2015, increasing $398 thousand. However, the third quarter of 2016 FDIC premium declined $767 thousand from the second quarter of 2016. Beginning July 1, 2016 the FDIC assessment system was revised. Revisions for “small institutions” (under $10 billion in assets) resulted in, among other things, the elimination of risk categories and utilization of a financial ratios method to determine assessment rates. The changes reduced the Company’s assessment rate by nearly 50%, when compared to the second quarter 2016 assessment rate.

The Company also expected and previously disclosed that other operating expenses, including professional fees, would be higher in 2016. Professional fees increased $123 thousand for the three months ended September 30, 2016 and $515 thousand for the nine months ended September 30, 2016, as compared to the same periods of 2015. Given the Company’s significant growth and high concentration in multifamily lending, the Company accelerated costs over 2016 to ensure it adhered to best in class risk management practices. The Company had originally planned for such expenditures over a two to three year period, but felt it prudent to push them forward into 2016.

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

Index

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the nine months ended September 30, 2016 and 2015.

	At or For
	Nine Months Ended September 30,		Change
(In thousands)	2016 (1)	2015	2016 v 2015

Total fee income	$13,630	$12,732	$898

Assets under administration
(market value)	$3,495,206	$3,250,835	$244,371

(1)	2016 results include the income and expenses of the Wealth Management Consultants Division, which was acquired in May 2015.

In the September 2016 quarter, the Private Wealth Management Division generated $4.4 million in fee income compared to $4.2 million for the September 2015 quarter, reflecting a 6 percent increase. For the nine months ended September 30, 2016, the Private Wealth Management Division generated $13.6 million in fee income compared to $12.7 million for the same period in 2015, reflecting a 7 percent increase. The market value of the assets under administration (“AUA”) of the wealth management division was $3.50 billion at September 30, 2016, reflecting an increase of 8 percent from $3.25 billion at September 30, 2015. The growth in fee income was due to several factors, including continued healthy new business results, somewhat offset by normal levels of disbursements and outflows. The net positive contribution to revenue from fee income was partially offset by the broader market declines in the latter part of 2015, as well as the first quarter of 2016, which negatively impacted AUA and the correlated investment fee revenue at the outset of 2016.

The Company continues to incorporate wealth management into conversations it has with the Company’s clients, across business lines. The Company has expanded its wealth management team and will continue to grow its team and expand its products, services, and advice delivered to clients.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses, including the Private Wealth Management Division, operating expenses relative to the Private Wealth Management Division totaled $3.6 million and $3.7 million for the third quarters of 2016 and 2015, respectively, a decrease of $145 thousand, or 4 percent. Operating expenses relative to the Private Wealth Management Division totaled $11.1 million and $10.5 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $626 thousand, or 6 percent. Increased expenses in 2016 include the expenses of the Wealth Management Consultants Division, which was acquired in May 2015. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel. Revenue and profitability related to the new personnel will generally lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Private Wealth Management Division should it be necessary.

Index

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated (dollars in thousands):

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	10,840	8,049	7,278	6,747	7,615
Other real estate owned	534	767	861	563	330
Total nonperforming assets	$11,374	$8,816	$8,139	$7,310	$7,945

Performing TDRs	$18,078	$18,570	$16,033	$16,231	$14,609

Loans past due 30 through 89
days and still accruing	$8,238	$6,576	$1,393	$2,143	$2,748

Classified loans	$49,627	$51,084	$48,817	$42,777	$41,985

Impaired loans	$28,951	$26,643	$23,335	$23,107	$22,224

Nonperforming loans (1) as a % of
total loans	0.34%	0.26%	0.24%	0.23%	0.27%
Nonperforming assets (1) as a % of
total assets	0.30%	0.24%	0.23%	0.22%	0.24%
Nonperforming assets (1) as a % of
total loans plus other real
estate owned	0.35%	0.28%	0.27%	0.25%	0.28%

(1)	Nonperforming loans/assets do not include performing TDRs.

The Company does not hold and has not made or invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES: The provision for loan losses was $2.1 million for the third quarter of 2016 and $1.6 million for the same quarter of 2015. For the nine months ended September 30, 2016 and 2015 the provision for loan losses was $6.0 million and $5.2 million, respectively. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers, as well as prevailing economic conditions. Commercial credits generally carry a higher risk profile compared to some of the other credits, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $2.1 million in the third quarter of 2016 was primarily related to loan growth experienced by the Company, as well as greater qualitative factor allocations of the allowance to commercial loans and commercial real estate loans. Originations of commercial loans and commercial real estate loans have increased, and these loans have historically carried a higher general reserve allocation than multifamily loans. In the third quarter of 2016, Management reevaluated the qualitative factors for these loan types and as a result of the evaluation, increased the allocations. In addition, the multifamily portfolio is more seasoned and the Company continues to reduce concentration risk through multifamily loan participations and whole loan sales.

Index

The overall allowance for loan losses was $30.6 million as of September 30, 2016 compared to $25.9 million at December 31, 2015. As a percentage of loans, the allowance for loan losses was 0.95 percent as of September 30, 2016 and 0.89 percent as of December 31, 2015. The specific reserves on impaired loans have increased to $690 thousand at September 30, 2016 compared to $490 thousand as of December 31, 2015. Total impaired loans were $29.0 million and $23.1 million as of September 30, 2016 and December 31, 2015, respectively. The general component of the allowance increased from $25.4 million at December 31, 2015 to $29.9 million at September 30, 2016, due principally to the loan growth and the greater qualitative factor allocations referenced previously.

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands)	2016	2016	2016	2015	2015
Allowance for loan losses:
Beginning of period	$29,219	$27,321	$25,856	$24,374	$22,969
Provision for loan losses	2,100	2,200	1,700	1,950	1,600
Charge-offs, net	(703)	(302)	(235)	(468)	(195)
End of period	$30,616	$29,219	$27,321	$25,856	$24,374

Allowance for loan losses as
a % of total loans	0.95%	0.93%	0.90%	0.89%	0.85%
Allowance for loan losses as
a % of nonperforming loans	282.44%	363.01%	375.39%	383.22%	320.08%

INCOME TAXES: For the third quarter of 2016 and 2015 income tax expense as a percentage of pre-tax income was 38.3 percent and 39.0 percent, respectively. For the nine months ending September 30, 2016 and 2015 income tax expense as a percentage of pre-tax income was 38.1 percent and 38.8 percent, respectively.

Index

CAPITAL RESOURCES: A solid capital base provides the Company with the ability to support future growth and financial strength and is essential to executing the Company’s Strategic Plan – “Expanding Our Reach.” The Company’s capital strategy is intended to provide stability to expand its businesses, even in stressed environments. Quarterly stress testing is integral to the Company’s capital management process.

The Company strives to maintain capital levels in excess of internal “triggers” and in excess of those considered to be well capitalized under regulatory guidelines applicable to banks. Maintaining an adequate capital position supports the Company’s goal of providing shareholders an attractive and stable long-term return on investment.

Capital for the quarter ended September 30, 2016 was benefitted by net income of $7.1 million and by $5.4 million of voluntary share purchases by our shareholders under the Dividend Reinvestment Plan.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At September 30, 2016 and December 31, 2015, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2016:
Total capital
(to risk-weighted assets)	$376,220	12.78%	$294,305	10.00%	$235,444	8.00%	$253,838	8.625%

Tier I capital
(to risk-weighted assets)	345,604	11.74	235,444	8.00	176,583	6.00	194,977	6.625

Common equity tier I
(to risk-weighted assets)	345,601	11.74	191,299	6.50	132,437	4.50	150,832	5.125

Tier I capital
(to average assets)	345,604	9.41	183,730	5.00	146,984	4.00	146,984	4.00

As of December 31, 2015:
Total capital
(to risk-weighted assets)	$297,497	11.32%	$262,719	10.00%	$210,176	8.00%	N/A	N/A

Tier I capital
(to risk-weighted assets)	271,641	10.34	210,176	8.00	157,632	6.00	N/A	N/A

Common equity tier I
(to risk-weighted assets)	271,641	10.34	170,768	6.50	118,224	4.50	N/A	N/A

Tier I capital
(to average assets)	271,641	8.04	169,027	5.00	135,221	4.00	N/A	N/A

Index

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well						For Capital
			Capitalized Under				For Capital		Adequacy Purposes
			Prompt Corrective				Adequacy		Including Capital
	Actual		Action Provisions				Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount	Ratio
As of September 30, 2016:
Total capital
(to risk-weighted assets)	$387,597	13.17%	$	N/A	N/A	%	$235,519	8.00%	$253,919	8.625%

Tier I capital
(to risk-weighted assets)	308,250	10.47		N/A	N/A		176,639	6.00	195,039	6.625

Common equity tier I
(to risk-weighted assets)	308,247	10.47		N/A	N/A		132,479	4.50	150,879	5.125

Tier I capital
(to average assets)	308,250	8.39		N/A	N/A		147,011	4.00	147,011	4.00

As of December 31, 2015:
Total capital
(to risk-weighted assets)	$299,593	11.40%	$	N/A	N/A	%	$210,209	8.00%	N/A	N/A

Tier I capital
(to risk-weighted assets)	273,738	10.42		N/A	N/A		157,657	6.00	N/A	N/A

Common equity tier I
(to risk-weighted assets)	273,738	10.42		N/A	N/A		118,242	4.50	N/A	N/A

Tier I capital
(to average assets)	273,738	8.10		N/A	N/A		135,237	4.00	N/A	N/A

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

The Company’s regulatory total risk based capital ratio beginning June 30, 2016 was benefitted by the $49 million (net) subordinated debt issuance that closed in June 2016. The Company down-streamed approximately $40 million of those proceeds to the Bank as capital, benefitting all the Bank’s regulatory capital ratios at that time.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock. The Reinvestment Plan provided $5.4 million of capital to the Company in the third quarter of 2016 and provides a continuing source of capital.

As previously announced, on October 27, 2016, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 25, 2016 to shareholders of record on November 10, 2016.

Management believes the Company’s capital position and capital ratios are adequate. Further, Management believes the Company has sufficient common equity to support its planned growth and expansion for the immediate future. The Company continually assesses other potential sources of capital, other than common equity to support future growth.

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

Index

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $159.6 million at September 30, 2016. In addition, the Company had $249.6 million in securities designated as available for sale at September 30, 2016. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At September 30, 2016, unused borrowing commitments totaled $1.0 billion from the FHLB, $231.6 million from the Federal Reserve Bank and $15.0 million from correspondent banks.

During the September 2016 quarter, customer deposit growth of $191.0 million (principally noninterest-bearing and money market) and increased capital of $13.5 million, basically funded net asset growth of $169.7 million, and reduced other borrowings of $42 million.

Brokered interest-bearing demand (“overnight”) deposits stayed flat at $200 million at September 30, 2016. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short term brokered deposits.

From a liquidity/funding perspective, such brokered deposits, at a cost of approximately 50 to 60 basis points (excluding cost of hedging), are generally a more cost effective alternative than other borrowings and do not require use of pledged collateral, as secured wholesale borrowings do. From a balance sheet management perspective, the rate paid on these short term brokered deposits is used as the basis to transact longer term interest rate swaps, basically extending repricing generally to five years for asset matching / interest rate risk management purposes. As of September 30, 2016, the Company has transacted pay fixed, receive floating interest rate swaps totaling $180.0 million notional amount.

The Company has a Board-approved Contingency Funding Plan in place. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.

Management believes the Company’s liquidity position and sources are adequate.

ASSET/LIABILITY MANAGEMENT: The Company’s Asset/Liability Committee (ALCO) is responsible for developing, implementing and monitoring asset/liability management strategies and advising the Board of Directors on such strategies, as well as the related level of interest rate risk. In this regard, interest rate risk simulation models are prepared on a quarterly basis. These models have the ability to demonstrate balance sheet gaps and predict changes to net interest income and economic/market value of portfolio equity under various interest rate scenarios. In addition, these models, as well as ALCO processes and reporting, are subject to annual independent third-party review.

ALCO is generally authorized to manage interest rate risk through the management of capital, cash flows and duration of assets and liabilities, including sales and purchases of assets, as well as additions of wholesale borrowings and other sources of medium/longer term funding. ALCO is authorized to engage in interest rate swaps as a means of extending the duration of shorter term liabilities.

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

The swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In all of these swaps, the Company is receiving floating and paying fixed interest rates.

In addition, during the second quarter of 2015, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes with a third party swap, the terms of which fully offset the fixed exposure and result in a final floating rate exposure for the Company. As of September 30, 2016, $70.8 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of September 30, 2016. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remains static as of September 30, 2016.

In an immediate and sustained 200 basis point increase in market rates at September 30, 2016, net interest income for year 1 would increase approximately 6.2 percent, when compared to a flat interest rate scenario. In year 2 this sensitivity improves to an increase of 9.6 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at September 30, 2016, net interest income would decline approximately 4.4 percent for year 1 and 6.3 percent for year 2, compared to a flat interest rate scenario.

Index

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at September 30, 2016.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$407,560	$9,611	2.4%	11.32%	77
+100	410,159	12,210	3.1	11.12	57
Flat interest rates	397,949	—	—	10.55	—
-100	366,598	(31,351)	(7.9)	9.57	(98)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Index

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (September 30, 2016).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2016 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Index

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Corporation’s stock during the quarter.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3	Articles of Incorporation and By-Laws:
	A.	Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit 3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009 (File No. 001-16197).
	B.	By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 26, 2015 (File No. 001-16197).

10	Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, as amended and restated (filed herewith).

31.1	Certification of Douglas L. Kennedy, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Jeffrey J. Carfora, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Douglas L. Kennedy, Chief Executive Officer of the Corporation and Jeffrey J. Carfora, Chief Financial Officer of the Corporation.

101	Interactive Data File

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 7, 2016	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: November 7, 2016	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

DATE: November 7, 2016	By: /s/ Francesco S. Rossi
Francesco S. Rossi, Chief Accounting Officer
(Principal Accounting Officer)