Form 10-K
period 2016-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2017-03-14
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016                Commission File No. 000-16197

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

Yes__   No  X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes__   No  X  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No__ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X     No __.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ___	Accelerated filer X
Non-accelerated filer ___	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__ No X

The aggregate market value of the shares held by unaffiliated stockholders was approximately $291 million on June 30, 2016.

As of March 6, 2017, 17,548,472 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) are incorporated by reference into Part III. The Company will file the 2017 Proxy Statement within 120 days of December 31, 2016.

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2016

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

The Corporation

Peapack-Gladstone Financial Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The Company was organized under the laws of New Jersey in August 1997 by the Board of Directors of Peapack-Gladstone Bank (the “Bank”), its principal subsidiary, to become a holding company for the Bank. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. The Bank is a member of the Federal Reserve System. The Bank provides innovative private banking services to businesses, non-profits and consumers through its private banking locations in Bedminster, Morristown, Princeton and Teaneck, New Jersey, its wealth management division and its branch network in Somerset, Morris, Hunterdon and Union counties.

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

In addition to commercial lending activities, we offer a wide range of consumer banking services, including: checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts held in certificates of deposit. We also offer residential mortgages, home equity lines of credit and other second mortgage loans. Automated teller machines are available at 20 locations. Internet banking, including an online bill payment option and mobile phone banking, is available to clients.

Employees

As of December 31, 2016, the Company employed 338 full-time equivalent persons. Management considers relations with employees to be satisfactory.

Peapack-Gladstone Bank’s Private Wealth Management Division

The Bank’s Private Wealth Management Division, is one of the largest New Jersey-based trust and investment businesses with $3.7 billion of assets under administration as of December 31, 2016. It is headquartered in Bedminster, with additional private banking locations in Morristown, Princeton and Teaneck, NJ, as well as at the Bank’s subsidiary, PGB Trust & Investments of Delaware, in Greenville, DE. The Bank’s Private Wealth Management Division is known for its integrity, client service and broad range of fiduciary, investment management and tax services, designed specifically to meet the needs of high net-worth individuals, families, foundations and endowments.

We believe our wealth management business differentiates us from our competition and adds significant value. We intend to grow this business further both in and around our market areas through our Delaware Trust subsidiary; through our existing wealth, loan and depository client base; through our innovative private banking service model, which utilizes private bankers working together to provide fully integrated client solutions; and through potential acquisitions of complimentary and/or additive wealth management businesses. Throughout the wealth management division and all other business lines, we will continue to provide the unparalleled personalized, high-touch service our valued clients have come to expect.

Our Markets

Our current market is defined as the NY-NJ-PA metropolitan statistical area. Our primary market areas are located in New Jersey and New York City, among the most attractive banking markets in the United States, with a total population exceeding 8.9 million in New Jersey and exceeding 8.5 million in New York and a median household income of $72,093 for New Jersey and $53,373 for New York City as of 2011-2015, compared to the U.S. median household income of $53,889 as of 2011-2015, according to estimates from the United States Census Bureau. Somerset County, where we are headquartered, is among one of the wealthiest in New Jersey, with a 2011-2015 median household income of $100,667 according to estimates from the United States Census Bureau. We believe that these markets have economic and competitive dynamics that are consistent with our objectives and favorable to executing our growth strategy.

Our Business Strategy

We began our growth strategy – Expanding Our Reach – in 2013 to principally address three industry headwinds:

•	that we believed the low interest rate and tight spread environment would likely continue;
•	that we believed costs associated with compliance and risk management would increase significantly; and
•	that we believed our clients would continue to shift from traditional branches in favor of electronic channels.

Through 2016 the key elements of our business strategy have included:

•	enhanced risk management;
•	expansion of our commercial and industrial (C&I) lending business through Private Bankers and/or Private Banking teams, who lead with deposit gathering and wealth management;
•	expansion of our wealth management business; and
•	expansion of our residential and commercial real estate lending business.

In particular, we have focused on the following areas of our business:

•	Wealth Management. We have been in the wealth management business since 1972. The business adds significant value to our Company and differentiates us from many of our competitors. Conversations with all clients and potential clients across all lines of business have included and will continue to include a wealth management discussion. The market value of the assets under administration of the wealth management division was $3.7 billion at December 31, 2016.

•	Commercial Lending. We have continued to help businesses emerge, expand and evolve. Through 2016, we grew our Commercial and Industrial (“C&I) and commercial real estate lending businesses. We further expanded our comprehensive C&I lending program designed to service individuals, professional service firms, foundations, and privately owned businesses. This C&I lending program, similar to our wealth management business, has been fully integrated into our private banking platform. Private bankers focus holistically on C&I lending, wealth advisory and deposit solutions to provide a high-touch, “white-glove” client service. Growth in 2017 and beyond will focus on C&I lending.

•	Retail Banking – Deposits. We see a lot of opportunity for growth in our core markets. We continued with the concept of high-touch relationship-style banking, which we introduced in 2013, to support the affluent segment of our branch network. Much like the private banking service model, this team has intimate knowledge of all Bank products and services and serves as the primary contact for clients seeking wealth, lending and deposit solutions. The structure of this team enables our existing branch network to maintain its primary objective of providing unique and unparalleled client service. Additionally, our private banking platform has and we believe it will continue to contribute significantly to our retail deposit growth, not only through stand-alone deposit relationships, but through comprehensive new relationships associated with C&I lending.

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

The Consumer Financial Protection Bureau (“CFPB”) took over responsibility for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less, such as the Bank, will continue to be supervised in this area by their primary federal regulators (in the case of the Bank, the Federal Reserve Board (“FRB”)). The Dodd-Frank Act also gave the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices.

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

The CFPB may issue additional final rules regarding mortgages in the future, including amendments to certain mortgage servicing rules regarding forced-placed insurance notices, policies and procedures and other matters. We cannot assure you that existing or future regulations will not have a material adverse impact on our residential mortgage loan business.

On December 10, 2013, the FRB, the Office of the Comptroller of the Currency (the “OCC”), the Federal Deposit Insurance Corporation (the “FDIC”), the Commodity Futures Trading Commission (the “CFTC”) and the SEC issued final rules to implement the Volcker Rule contained in section 619 of the Dodd-Frank Act. The Volcker Rule prohibits an insured depository institution and its affiliates (referred to as “banking entities”) from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions. The rule also effectively prohibits short-term trading strategies by any U.S. banking entity if those strategies involve instruments other than those specifically permitted for trading and prohibits the use of some hedging strategies.

To the extent the Dodd-Frank Act remains in place or is not materially amended by the new administration it is likely to continue to increase our cost of doing business, limit our permissible activities, and affect the competitive balance within our industry and market areas.

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

In July 2013, the FRB published final rules establishing a new comprehensive capital framework for U.S. banking organizations, referred to herein as the Basel Rules. The Basel Rules implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act, as discussed below. The Basel Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel Rules became effective for us on January 1, 2015 (subject to phase-in periods for certain components).

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

Under the Basel Rules, the minimum capital ratios for the Company and the Bank as of January 1, 2016 are as follows:

•	4.5% CET1 to risk-weighted assets.
•	6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets.
•	8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets.
•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

When fully phased in on January 1, 2019, the Basel Rules will also require the Company and the Bank to maintain a 2.5% “capital conservation buffer”, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. As of January 1, 2017, the Company and the Bank were required to maintain a capital conservation buffer of 1.25%.

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

The Basel Rules prescribe a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.

The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2016 under the “prompt corrective action” regulations in effect as of such date.

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

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund's reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion in total assets to a range of 1.5 basis points to 30 basis points.

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

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, with at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011 and proposed revised regulations in May 2016, but the revised regulations have not been finalized. If the revised regulations are adopted in the form proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives and employees.

In June 2010, the FRB, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act has and may continue to adversely affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the President signed into law the Dodd-Frank Act, which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including the Company and the Bank.  The Dodd-Frank Act has and may continue to increase our regulatory compliance burden.

Among the Dodd-Frank Act’s significant regulatory changes, it created the CFPB that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection.   The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the CFPB.  The Dodd-Frank Act also changes the scope of federal deposit insurance coverage.  The CFPB and these other changes have increased, and will continue to increase, our regulatory compliance burden and costs and may restrict the financial products and services we offer to our clients.

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

The current economic environment is also characterized by interest rates at continued low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Our business is also significantly affected by monetary and related policies of the U.S. federal government and its agencies. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. At December 31, 2016, brokered deposits represented approximately 19.5% of our total deposits and equaled $666.7 million, comprised of the following: interest-bearing demand-brokered of $180.0 million, brokered certificates of deposits of $93.7 million and reciprocal deposits of $393.0 million. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on Federal Home Loan Bank borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth.

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

The banking industry is extensively regulated. Banking regulations are intended primarily to protect depositors, and the FDIC deposit insurance fund, not the shareholders of the Company. We are subject to regulation and supervision by the New Jersey Department of Banking and Insurance and the Federal Reserve Bank. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. We are subject to various regulatory capital requirements, which involve both quantitative measures of our assets and liabilities and qualitative judgments by regulators regarding risks and other factors. Failure to meet minimum capital requirements or comply with other regulations could result in actions by regulators that could adversely affect our ability to pay dividends or otherwise adversely impact operations. In addition, changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and achieve satisfactory spreads and may impose additional costs on us.

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

The long-term impact of the Basel III capital rules is uncertain.

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

In January 2016 we announced the amendment to our FR Y-9C and the Bank’s amendment of its call report FFIEC 041 to correct three of the Company’s and the Bank’s regulatory capital ratios. The reason for the amendment is to correct an error in the Company’s and the Bank’s calculation of risk-weighting of certain of the Bank’s multifamily loans. It was determined by Management that the Bank was not compliant with the clarified regulatory guidance relating to the risk-weighting of multifamily loans for call report purposes. As a result, certain of the Bank’s loans were risk-weighted at a 50% level when they should have been risk-weighted at the 100% level. While we believe that there are no other such errors, we can provide no assurances that we will not experience similar difficulties in the interpretation of new regulation of capital rules to requirements and interpretations.

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

Cyber-attacks and information security breaches could compromise our information or result in the data of our customers being improperly divulged, which could expose us to liability and losses.

Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Although we have not experienced, to date, any material losses relating to such cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Additionally, our risk exposure to security matters may remain elevated or increase in the future due to, among other things, the increasing size and prominence of the Company in the financial services industry, our expansion of Internet and mobile banking tools and products based on customer needs, and the system and customer account conversions associated with the integration of merger targets.

The price of our common stock may fluctuate.

The price of our common stock on the NASDAQ Global Select Market constantly changes and has fluctuated widely. We expect that the market price of our common stock will continue to fluctuate. Holders of our common stock will be subject to the risk of volatility and changes in prices.

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

The FASB has recently issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses and may have a material impact on the Company’s financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, the Company will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles ("GAAP"), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how the Company determines the allowance for loan losses and could require the Company to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase the level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

The Company owns 9 branches and leases 11 branches. The Company leases an administrative and operations office building in Bedminster, New Jersey, private banking offices in Princeton, Morristown and Teaneck, New Jersey and a trust office in Greenville, Delaware.

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

The Common Stock of Peapack-Gladstone Financial Corporation is traded on the NASDAQ Global Select Market under the symbol PGC. The following table sets forth, for the periods indicated, the reported high and low sale prices on known trades and cash dividends declared per share by the Company.

			Dividend
2016	High	Low	Per Share
1st QUARTER	$21.60	$16.17	$0.05
2nd QUARTER	20.09	16.60	0.05
3rd QUARTER	22.53	18.53	0.05
4th QUARTER	31.98	20.83	0.05

			Dividend
2015	High	Low	Per Share
1st QUARTER	$21.84	$17.50	$0.05
2nd QUARTER	22.89	19.96	0.05
3rd QUARTER	22.97	19.93	0.05
4th QUARTER	23.82	19.05	0.05

Future dividends payable by the Company will be determined by the Board of Directors after consideration of earnings and financial condition of the Company, need for capital and such other matters as the Board of Directors deems appropriate. The payment of dividends is subject to certain restrictions, see Part I, Item 1, “Business - Restrictions on the Payment of Dividends.”

Performance

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2011 in (a) the Company’s common stock; (b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks). The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Peapack-Gladstone Financial Corporation

		Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Peapack-Gladstone Financial Corporation	100.00	132.83	182.40	179.11	200.87	303.85
Russell 3000	100.00	116.42	155.47	175.00	175.84	198.23
KBW NASDAQ Bank	100.00	132.91	183.08	200.24	201.22	258.59

On December 31, 2016, the last reported sale price of the Common Stock was $30.88. Also, on March 7, 2017, there were approximately 905 registered shareholders of record.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The information set forth in Item 12 of Part III of this Annual Report is incorporated by reference herein.

Item 6.	SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the Company and its subsidiaries for the years indicated. This information is derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes.

	Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014	2013	2012
Summary earnings:
Interest income	$117,048	$99,142	$75,575	$57,053	$56,090
Interest expense	20,613	14,690	7,681	4,277	4,687
Net interest income	96,435	84,452	67,894	52,776	51,403
Provision for loan losses	7,500	7,100	4,875	3,425	8,275
Net interest income after provision
for loan losses	88,935	77,352	63,019	49,351	43,128
Wealth management income	18,240	17,039	15,242	13,838	12,282
Other income, exclusive of securities gains, net	10,559	6,148	5,305	5,917	5,211
Securities gains, net	119	527	260	840	3,810
Total expenses	75,112	68,926	59,540	55,183	48,330
Income before income tax expense	42,741	32,140	24,286	14,763	16,101
Income tax expense	16,264	12,168	9,396	5,502	6,405
Net income	26,477	19,972	14,890	9,261	9,696
Dividends on preferred stock and accretion	—	—	—	—	474
Net income available to common shareholders	$26,477	$19,972	$14,890	$9,261	$9,222

Per share data:
Earnings per share-basic	$1.62	$1.31	$1.23	$1.02	$1.05
Earnings per share-diluted	1.60	1.29	1.22	1.01	1.05
Cash dividends declared	0.20	0.20	0.20	0.20	0.20
Book value end-of-period	19.10	17.61	16.36	14.79	13.90

Basic weighted average shares outstanding	16,318,868	15,187,637	12,065,615	9,094,111	8,780,973
Common stock equivalents (dilutive)	196,130	247,359	106,492	82,688	47,501
Fully diluted weighted average shares outstanding	16,514,998	15,434,996	12,172,107	9,176,799	8,828,474

Balance sheet data (at period end):
Total assets	$3,878,633	$3,364,659	$2,702,397	$1,966,948	$1,667,836
Securities available to sale	305,388	195,630	332,652	268,447	304,479
FHLB and FRB stock, at cost	13,813	13,984	11,593	10,032	4,639
Total loans	3,312,144	2,913,242	2,250,267	1,574,201	1,132,584
Allowance for loan losses	32,208	25,856	19,480	15,373	12,735
Total deposits	3,411,837	2,935,470	2,298,693	1,647,250	1,516,427
Total shareholders’ equity	324,210	275,676	242,267	170,657	122,057
Cash dividends:
Common	3,296	3,100	2,414	1,802	1,774
Preferred	—	—	—	—	112
Assets under administration at Wealth
Management Division (market value)	3.7 billion	3.3 billion	3.0 billion	2.7 billion	2.3 billion

	Years Ended December 31,
	2016	2015	2014	2013	2012
Selected performance ratios:
Return on average total assets	0.72%	0.64%	0.63%	0.54%	0.61%
Return on average common shareholders’ equity	8.92	7.71	7.96	7.37	8.03
Dividend payout ratio	12.45	15.52	16.21	19.46	19.24
Average equity to average assets ratio	8.12	8.30	7.94	7.26	7.25

Net interest margin	2.74	2.80	3.01	3.26	3.50
Non-interest expenses to average assets	2.06	2.21	2.53	3.19	3.04
Non-interest income to average assets	0.79	0.76	0.88	1.19	1.34
Asset quality ratios (at period end):
Nonperforming loans to total loans	0.34%	0.23%	0.30%	0.42%	1.04%
Nonperforming assets to total assets	0.30	0.22	0.30	0.44	0.91
Allowance for loan losses to nonperforming loans	285.94	383.22	284.38	231.87	108.55
Allowance for loan losses to total loans	0.97	0.89	0.87	0.98	1.12
Net charge-offs to average loans
Plus other real estate owned	0.04	0.03	0.04	0.06	0.80
Liquidity and capital ratios:
Average loans to average deposits	100.97%	98.30%	92.55%	83.05%	76.39%
Total shareholders’ equity to total assets	8.36	8.19	8.96	8.68	7.32

Company:
Total capital to risk-weighted assets	13.25	11.40	15.55	15.33	13.08
Tier 1 capital to risk-weighted assets	10.60	10.42	14.38	14.07	11.83
Common equity tier 1 capital ratio to risk-
weighted assets	10.60	10.42	N/A	N/A	N/A
Tier 1 leverage ratio	8.35	8.10	9.11	9.00	7.27

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Peapack-Gladstone Financial Corporation (the “Company”), formed in 1997, is the parent holding company for Peapack-Gladstone Bank (the “Bank”), formed in 1921, a commercial bank providing innovative private banking services to businesses, non-profits and consumers which help them to establish, maintain and expand their legacy. Through its private banking locations in Bedminster, Morristown, Princeton and Teaneck, its wealth management division, and its branch network in Somerset, Hunterdon, Morris and Union counties, the Bank offers a strong commitment to client service.

For the year ended December 31, 2016, the Company recorded net income of $26.48 million, and diluted earnings per share of $1.60 compared to $19.97 million and $1.29, respectively, for the same twelve month period last year, reflecting increases of $6.51 million, or 33 percent, and $0.31 per share, or 24 percent, respectively. During the fourth quarter of 2015 the Company recorded $2.5 million of charges related to the closure of two branch offices. These charges reduced 2015 pretax income by $2.5 million, net income by $1.6 million and earnings per share by approximately $0.10 per share. During 2016, the Company continued to focus on executing its Strategic Plan – known as “Expanding Our Reach” – which focuses on the client experience and organic growth across all lines of business. The Strategic Plan called for expansion of existing lines of business, and expansion of the Company’s commercial and industrial (“C&I”) lending platform, through the use of private bankers, who lead with deposit gathering and wealth management discussions.

In addition to continuing to execute the Strategic Plan, the following are additional highlights for 2016:

•	Fee income from the Private Wealth Management Division totaled $18.2 million for the year ended 2016, growing from $17.0 million for the year ended 2015.
•	Total end of year loan balances for the Company were $3.31 billion. This level reflected an increase of $399 million, or 14 percent, from the balance at December 31, 2015.
•	Total “customer” deposits (defined as deposits excluding brokered CDs and brokered “overnight” interest-bearing demand deposits) at the end of 2016 were $3.14 billion, reflecting an increase of $496 million, or 19 percent, from the balance at December 31, 2015.
•	At December 31, 2016, the market value of assets under administration at the Private Wealth Management Division of the Bank was $3.7 billion, reflecting an increase of 11 percent from the balance at December 31, 2015.
•	Asset quality metrics continued to be strong at December 31, 2016. Nonperforming assets at December 31, 2016 were just $11.8 million, or 0.30 percent of total assets. Total loans past due 30 through 89 days and still accruing were $1.4 million or 0.04 percent of total loans at December 31, 2016.
•	The book value per share at December 31, 2016 of $19.10 reflected improvement when compared to $17.61 at December 31, 2015.

The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “PGC.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2016, contains a summary of the Company’s significant accounting policies.

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

The Company accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into Accounting Standards Codification (“ASC”) 320. Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment risk, liquidity or other factors. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. As of December 31, 2016 and 2015, all securities were classified as available for sale.

Securities are evaluated on at least a quarterly basis to determine whether a decline in value is other-than-temporary. To determine whether a decline in value is other-than-temporary, Management considers the reasons underlying the decline, the near-term prospects of the issuer, the extent and duration of the decline and whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the amount of the impairment is split into two components – other-than-temporary impairment related to credit loss, which must be recognized through earnings. No impairment charges were recognized in 2016, 2015 or 2014. For equity securities, the entire amount of impairment is recognized through earnings.

EARNINGS SUMMARY:

The following table presents certain key aspects of our performance for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,			Change
(Dollars in thousands, except per share data)	2016	2015	2014	2016 v 2015	2015 v 2014
Results of Operations:
Interest income	$117,048	$99,142	$75,575	$17,906	$23,567
Interest expense	20,613	14,690	7,681	5,923	7,009
Net interest income	96,435	84,452	67,894	11,983	16,558
Provision for loan losses	7,500	7,100	4,875	400	2,225
Net interest income after provision
for loan losses	88,935	77,352	63,019	11,583	14,333
Wealth management fee income	18,240	17,039	15,242	1,201	1,797
Other income	10,678	6,675	5,565	4,003	1,110
Total operating expense	75,112	68,926	59,540	6,186	9,386
Income before income tax expense	42,741	32,140	24,286	10,601	7,854
Income tax expense	16,264	12,168	9,396	4,096	2,772
Net income	$26,477	$19,972	$14,890	$6,505	$5,082

Per Share Data:
Basic earnings per common share	$1.62	$1.31	$1.23	$0.31	$0.08
Diluted earnings per common share	1.60	1.29	1.22	0.31	0.07

Average common shares outstanding	16,318,868	15,187,637	12,065,615	1,131,231	3,122,022
Diluted average common shares
outstanding	16,514,998	15,434,996	12,172,107	1,080,002	3,262,889

Average equity to
average assets	8.12%	8.30%	7.94%	(0.18)%	0.36%
Return on average assets	0.72	0.64	0.63	0.08	0.01
Return on average equity	8.92	7.71	7.96	1.21	(0.25)

Selected Balance Sheet Ratios:
Total capital to risk-weighted assets	13.25%	11.40%	15.55%	1.85%	(4.15)%
Leverage ratio	8.35	8.10	9.11	0.25	(1.01)
Average loans to average deposits	100.97	98.30	92.55	1.90	5.75
Allowance for loan losses to total
loans	0.97	0.89	0.87	0.08	0.02
Allowance for loan losses to
nonperforming loans	285.94	383.22	284.38	(97.28)	98.84
Nonperforming loans to total loans	0.34	0.23	0.30	0.11	(0.07)
Noninterest bearing deposits to
total deposits	14.35	14.30	15.94	0.05	(1.64)
Time deposits to total deposits	16.14	17.99	14.38	(1.85)	3.61

2016 compared to 2015

The Company recorded net income of $26.48 million and diluted earnings per share of $1.60 for the year ended December 31, 2016 compared to net income of $19.97 million and diluted earnings per share of $1.29 for the year ended December 31, 2015. These results produced a return on average assets of 0.72 percent and 0.64 percent in 2016 and 2015, respectively, and a return on average shareholders’ equity of 8.92 percent and 7.71 percent in 2016 and 2015, respectively.

The increase in net income for the 2016 year was due to higher net interest income and other income, offset by an increased provision for loan losses and other operating expenses when compared to 2015. Higher operating expenses were principally due to costs associated with the Strategic Plan, described in the “Overview” section above.

2015 compared to 2014

The Company recorded net income of $19.97 million and diluted earnings per share of $1.29 for the year ended December 31, 2015 compared to net income of $14.89 million and diluted earnings per share of $1.22 for the year ended December 31, 2014. These results produced a return on average assets of 0.64 percent and 0.63 percent in 2015 and 2014, respectively, and a return on average shareholders’ equity of 7.71 percent and 7.96 percent in 2015 and 2014, respectively.

The increase in net income for the 2015 year was due to higher net interest income and other income, offset by an increased provision for loan losses and other operating expenses when compared to 2014. Higher operating expenses were principally due to costs associated with the Strategic Plan and a branch restructuring charge, described in the “Overview” section above.

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

The following table summarizes the Company’s net interest income and related spread and margin for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014
Net interest income	$96,435	$84,452	$67,894
Interest rate spread	2.60%	2.69%	2.92%
Net interest margin	2.74	2.80	3.01

The following table compares the average balance sheets, net interest spreads and net interest margins for the years ended

December 31, 2016, 2015 and 2014 (on a fully tax-equivalent basis-“FTE”):

Year Ended December 31, 2016
	Average	Income/Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$208,980	$4,018	1.92%
Tax-exempt (1)(2)	27,225	840	3.09
Loans (2)(3):
Mortgages	483,088	15,790	3.27
Commercial mortgages	2,022,936	70,775	3.50
Commercial	564,598	22,206	3.93
Commercial construction	991	41	4.14
Installment	61,362	1,737	2.83
Home Equity	59,555	1,964	3.30
Other	474	47	9.92
Total loans	3,193,004	112,560	3.53
Federal funds sold	101	—	0.24
Interest-earning deposits	128,488	551	0.43
Total interest-earning assets	3,557,798	$117,969	3.32
Noninterest-earning assets:
Cash and due from banks	9,580
Allowance for loan losses	(29,068)
Premises and equipment	29,839
Other assets	86,228
Total noninterest-earning assets	96,579
Total assets	$3,654,377
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$926,713	$2,547	0.27%
Money markets	894,215	2,775	0.31
Savings	119,043	68	0.06
Certificates of deposit - retail	455,946	6,270	1.38
Subtotal interest-bearing deposits	2,395,917	11,660	0.49
Interest-bearing demand - brokered	199,208	3,020	1.52
Certificates of deposit - brokered	93,674	1,995	2.13
Total interest-bearing deposits	2,688,799	16,675	0.62
Borrowed funds	132,985	1,764	1.33
Capital lease obligation	9,940	478	4.81
Subordinated debt	26,679	1,696	6.36
Total interest-bearing liabilities	2,858,403	20,613	0.72
Noninterest-bearing liabilities:
Demand deposits	473,536
Accrued expenses and other liabilities	25,528
Total noninterest-bearing liabilities	499,064
Shareholders’ equity	296,908
Total liabilities and shareholders’ equity	$3,654,375
Net interest income		$97,356
Net interest spread			2.60%
Net interest margin (4)			2.74%
1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2015

	Average	Income/Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$231,152	$4,079	1.76%
Tax-exempt (1)(2)	31,158	858	2.75
Loans (2)(3):
Mortgages	466,873	15,244	3.27
Commercial mortgages	1,718,171	61,286	3.57
Commercial	404,908	15,101	3.73
Commercial construction	3,679	156	4.24
Installment	32,774	1,096	3.34
Home Equity	51,227	1,657	3.23
Other	518	48	9.27
Total loans	2,678,150	94,588	3.53
Federal funds sold	101	—	0.10
Interest-earning deposits	95,287	204	0.21
Total interest-earning assets	3,035,848	$99,729	3.29
Noninterest-earning assets:
Cash and due from banks	7,445
Allowance for loan losses	(22,550)
Premises and equipment	31,771
Other assets	67,915
Total noninterest-earning assets	84,581
Total assets	$3,120,429
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$741,199	$1,495	0.20%
Money markets	746,329	2,047	0.27
Savings	116,289	64	0.06
Certificates of deposit - retail	354,626	4,411	1.24
Subtotal interest-bearing deposits	1,958,443	8,017	0.41
Interest-bearing demand - brokered	268,414	2,534	0.94
Certificates of deposit - brokered	102,937	2,034	1.98
Total interest-bearing deposits	2,329,794	12,585	0.54
Borrowed funds	113,027	1,602	1.42
Capital lease obligation	10,452	503	4.81
Total interest-bearing liabilities	2,453,273	14,690	0.60
Noninterest-bearing liabilities:
Demand deposits	394,567
Accrued expenses and other liabilities	13,530
Total noninterest-bearing liabilities	408,097
Shareholders’ equity	259,059
Total liabilities and shareholders’ equity	$3,120,429
Net interest income		$85,039
Net interest spread			2.69%
Net interest margin (4)			2.80%
1.	Average balances for available for sale securities are based on amortized cost
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2014

		Income/
	Average	Expense	Yield
(In thousands except yield information)	Balance	(FTE )	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$212,038	$4,156	1.96%
Tax-exempt (1)(2)	52,015	1,160	2.23
Loans (2)(3):
Mortgages	490,830	16,572	3.38
Commercial mortgages	1,156,509	44,319	3.83
Commercial	171,701	6,818	3.97
Commercial construction	5,996	262	4.37
Installment	24,223	969	4.00
Home Equity	48,055	1,550	3.23
Other	571	53	9.28
Total loans	1,897,885	70,543	3.72
Federal funds sold	101	—	0.10
Interest-earning deposits	111,554	248	0.22
Total interest-earning assets	2,273,593	$76,107	3.35
Noninterest-earning assets:
Cash and due from banks	6,475
Allowance for loan losses	(17,462)
Premises and equipment	31,220
Other assets	60,474
Total noninterest-earning assets	80,707
Total assets	$2,354,300
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$498,408	$782	0.16%
Money markets	680,760	1,612	0.24
Savings	114,702	59	0.05
Certificates of deposit - retail	162,418	1,522	0.94
Subtotal interest-bearing deposits	1,456,288	3,975	0.27
Interest-bearing demand – brokered	128,855	306	0.24
Certificates of deposit – brokered	97,944	1,384	1.41
Total interest-bearing deposits	1,683,087	5,665	0.34
Borrowed funds	95,713	1,533	1.60
Capital lease obligation	10,085	483	4.79
Total interest-bearing liabilities	1,788,885	7,681	0.43
Noninterest-bearing liabilities:
Demand deposits	366,424
Accrued expenses and other liabilities	11,960
Total noninterest-bearing liabilities	378,384
Shareholders’ equity	187,031
Total liabilities and shareholders’ equity	$2,354,300
Net interest income		$68,426
Net interest spread			2.92%
Net interest margin (4)			3.01%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Year Ended 2016 Compared with 2015			Year Ended 2015 Compared with 2014
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$(370)	$291	$(79)	(124)	(255)	$(379)
Loans	18,288	(316)	17,972	28,388	(4,343)	24,045
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	87	260	347	(34)	(10)	(44)
Total interest income	$18,005	$235	$18,240	28,230	(4,608)	$23,622
LIABILITIES:
Checking	$541	$510	$1,051	655	58	$713
Money market	518	212	730	303	132	435
Savings	3	—	3	(6)	11	5
Certificates of deposit - retail	1,333	526	1,859	2,276	613	2,889
Certificates of deposit - brokered	(189)	150	(39)	71	579	650
Interest bearing demand brokered	(1,071)	1,557	486	1,326	902	2,228
Borrowed funds	63	99	162	72	(3)	69
Capital lease obligation	(26)	1	(25)	17	3	20
Subordinated debt	1,696	—	1,696	—	—	—
Total interest expense	$2,868	$3,055	$5,923	4,714	2,295	$7,009
Net interest income	$15,137	$(2,820)	$12,317	23,516	(6,903)	$16,613

2016 compared to 2015

Net interest income, on a fully tax-equivalent basis, grew $12.3 million, or 14 percent, in 2016 to $97.4 million from net interest income of $85.0 million in 2015. The net interest margin was 2.74 percent and 2.80 percent for the years ended December 31, 2016 and 2015, respectively, a decrease of 6 basis points year over year. Net interest income increased in 2016 due to an increase in average loans, especially commercial mortgages and commercial loans, partially offset by the effect of lower market rates on loans and investments and an increased cost of funds. The net interest margin in 2016 was impacted by the effect from the $50 million subordinated debt offering in June 2016, and also continued to be impacted by the effect of the low interest rate environment throughout the majority of 2016, as well as competitive pressures in attracting new loans and deposits.

On a fully tax-equivalent basis, interest income on earning assets increased $18.2 million, or 18 percent, to $118.0 million in 2016 from $99.7 million in 2015. Average earning assets for the year ended December 31, 2016 totaled $3.56 billion compared to $3.04 billion for the same period of 2015, an increase of $522 million or 17 percent over 2015 average earning assets. The average rate earned on earning assets was 3.32 percent in 2016, compared to 3.29 percent in 2015, an increase of 3 basis points.

Average interest-bearing liabilities for the year ended December 31, 2016, totaled $2.86 billion, an increase of $405 million, or 17 percent, over the average interest-bearing liabilities for 2015 of $2.45 billion. The average rate paid increased to 0.72 percent for 2016 from 0.60 percent for 2015. The increase in the average rate on interest-bearing liabilities was principally due to growth in higher costing certificates of deposit, the issuance of subordinated debt to help manage the Company’s interest rate risk position, and competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth. The increase in the average rate paid on interest-bearing demand-brokered deposits is primarily due to interest paid on the $180.0 million notional principal in interest rate swaps that the Company is using to hedge against future rises in interest rates. These swaps resulted in an increase of approximately $2.0 million in interest expense, or an additional 0.53 percent in the average rate paid. Brokered certificates of deposit are generally medium/longer term and have been used in the Company’s interest rate risk management practices. The Company utilized a diverse funding mix to meet its funding needs to manage interest rate risk, as well as to retain a higher level of liquidity on its balance sheet.

The average balance of borrowings was $133.0 million for 2016 compared to $113.0 million during 2015, an increase of $20.0 million. The average rates paid on total borrowings was 1.33 percent during 2016 compared to 1.42 percent during 2015, a decrease of 9 basis points. The increase in the average balance of short-term borrowings was due to increased use of overnight borrowings to fund loan growth ahead of deposit growth, which positively impacted the cost of funds on borrowings.

In June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate until maturity in June 2026 or earlier redemption.

The average balance on capital lease obligations was $9.9 million and $10.5 million during 2016 and 2015, respectively, while the average rate paid on capital lease obligations was 4.81 percent for both 2016 and 2015.

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

On a fully tax-equivalent basis, interest income on earning assets increased $23.6 million, or 31 percent, to $99.7 million in 2015 from $76.1 million in 2014. Average earning assets for the year ended December 31, 2015 totaled $3.04 billion compared to $2.27 billion for the same period of 2014, an increase of $762 million, or 34 percent, over 2014 average earning assets. The average rate earned on earning assets was 3.29 percent in 2015, compared to 3.35 percent in 2014, a decrease of 6 basis points.

Average interest-bearing liabilities for the year ended December 31, 2015, totaled $2.45 billion, an increase of $664 million, or 37 percent, over the average interest-bearing liabilities for 2014 of $1.79 billion. The average rate paid increased to 0.60 percent for 2015 from 0.43 percent for 2014. The increase in the average rate on interest-bearing liabilities was due to competitive pressures in attracting new deposits to support loan growth, as well as the growth of brokered certificates of deposits and the effect of interest rate swaps. The increase in the average rate paid on interest-bearing demand-brokered deposits is primarily due to interest paid on the $180.0 million notional principal in interest rate swaps that the Company is using to hedge against future rises in interest rates. These swaps resulted in an increase of approximately $1.6 million in interest expense in 2015, or an additional 0.59 percent in the average rate paid, compared to 2014. Brokered certificates of deposit are generally medium/longer term and have been used in the Company’s interest rate risk management practices. The Company utilized a diverse funding mix to meet its funding needs to manage interest rate risk, as well as to retain a higher level of liquidity on its balance sheet.

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

At December 31, 2016, the Company had investment securities available for sale with a fair value of $305.4 million compared with $195.6 million at December 31, 2015. A net unrealized loss (net of income tax) of $1.1 million and a net unrealized gain (net of income tax) of $408 thousand were included in shareholders’ equity at December 31, 2016 and 2015, respectively.

The carrying value of investment securities available for sale for the years ended December 31, 2016, 2015 and 2014 are shown below:

(In thousands)	2016	2015	2014
U.S. treasury and U.S. government-
sponsored entity bonds	$21,517	$—	$35,670
Mortgage-backed securities-residential
(principally U.S. government-sponsored
entities)	237,617	160,607	242,289
SBA pool securities	6,713	7,520	7,944
State and political subdivision	28,993	22,029	41,394
Corporate bond	3,113	—	—
Single-issuer trust preferred securities	2,610	2,535	2,400
CRA investment fund	4,825	2,939	2,955
Total	$305,388	$195,630	$332,652

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of December 31, 2016:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$—	$9,998	$11,519	$—	$21,517
sponsored entity bonds	—%	1.25%	1.81%	—%	1.56%
Mortgage-backed securities-	$26	$17,494	$30,832	$189,265	$237,617
residential (1)	4.34%	2.37%	1.78%	2.03%	2.02%
SBA pool securities	$—	$—	$—	$6,713	$6,713
	—%	—%	—%	0.73%	0.73%
State and political subdivisions (2)	$9,487	$9,453	$5,241	$4,812	$28,993
	1.37%	3.27%	2.75%	3.02%	2.51%
Corporate bond	$—	$—	$3,113	$—	$3,113
	—%	—%	5.25%	—%	5.25%
Single-issuer trust preferred securities (1)	$—	$—	$—	$2,610	$2,610
	—%	—%	—%	1.69%	1.69%
Total	$9,513	$36,945	$50,705	$203,400	$300,563
	1.38%	2.30%	2.22%	2.01%	2.06%

(1)	Shown using stated final maturity
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies. The combined average balance of these investments during 2016 was $128.6 million compared to $95.4 million in 2015.

LOANS: The loan portfolio represents the largest portion of the Company’s earning assets and is the primary source of interest and fee income. Loans are primarily originated in the State of New Jersey and the boroughs of New York City and, to a lesser extent, Pennsylvania. As of December 31, 2016, 44 percent of the total loan portfolio is concentrated in multifamily mortgages and 17 percent of the total loan portfolio is concentrated in commercial mortgages. The discussion below excludes $82.2 million of performing multifamily loans held for sale, as of December 31, 2015, at lower of cost or fair value. There were no multifamily loans held for sale as of December 31, 2016.

Total loans were $3.31 billion and $2.91 billion at December 31, 2016 and 2015, respectively, an increase of $398.9 million, or 14 percent, over the previous year. During 2016, commercial mortgages increased $138.1 million due to a continued focus on this type of business. Commercial loans totaled $636.7 million at December 31, 2016, increasing $123.8 million, or 24 percent, from 2015, as the Company continued its comprehensive C&I lending program and added seasoned bankers focused on C&I lending in both 2015 and 2016, including a seasoned head of C&I lending in early 2015. The C&I lending program resulted in robust growth during the current year. Residential mortgage loans totaled $527.4 million at December 31, 2016, an increase of $56.5 million, or 12 percent, from 2015, as the Company focused on relationship based residential mortgage lending. Multifamily mortgage loans during 2016 were basically managed relatively flat compared to 2015, through reduced origination levels and loan sales and participations. This was part of the Company’s balance sheet management strategy to reduce multifamily loans as a percent of the overall loan portfolio and as a percent of total regulatory capital, with C&I loans becoming a larger percentage of the overall loan portfolio.

In late 2015, the Company began providing loans that are partially guaranteed by the Small Business Administration (“SBA”), for the purposes of providing working capital and/or, financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company will generally sell the guaranteed portion of the SBA loans in the secondary market, with the nonguaranteed portion held in the loan portfolio. During 2016, the Bank sold $6.0 million of the guaranteed portion of SBA loans into the secondary market. As of December 31, 2016, the balance of the non-guaranteed portion of SBA loans held on our balance sheet totaled $1.9 million.

The following table presents an analysis of outstanding loans by loan type, excluding multifamily loans held for sale, net of unamortized discounts and deferred loan origination costs, as of December 31,

(In thousands)	2016	2015	2014	2013	2012
Residential mortgage	$527,370	$470,869	$466,760	$532,911	$515,014
Multifamily mortgage	1,459,594	1,416,775	1,080,256	541,503	161,705
Commercial mortgage	551,233	413,118	308,491	290,494	258,381
Commercial loans	636,714	512,886	308,743	131,795	115,372
Construction loans	1,405	1,401	5,998	5,893	9,328
Home equity lines of credit	65,682	52,649	50,141	47,905	49,635
Consumer and other loans	70,146	45,544	29,878	23,700	23,149
Total loans	$3,312,144	$2,913,242	$2,250,267	$1,574,201	$1,132,584

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2016:

	Within	After 1 But	After
(In thousands)	One Year	Within 5 Years	5 Years	Total
Residential mortgage	$136,899	$267,065	$123,406	$527,370
Commercial mortgage
(including multifamily)	445,621	1,389,254	175,952	2,010,827
Commercial loans	453,354	154,992	28,368	636,714
Construction loans	1,405	—	—	1,405
Home equity lines of credit	65,682	—	—	65,682
Consumer and other loans	59,028	7,309	3,809	70,146
Total loans	$1,161,989	$1,818,620	$331,535	$3,312,144

The following table presents the loans, by loan type, that have a predetermined interest rate and an adjustable interest rate due after one year at December 31, 2016:

	Predetermined	Adjustable
(In thousands)	Interest Rate	Interest Rate
Residential mortgage	$205,217	$244,227
Commercial mortgage
(including multifamily)	163,345	1,554,386
Commercial loans	60,359	90,000
Construction loans	—	1,400
Consumer loans	14,167	—
Total loans	$443,088	$1,890,013

The Company has not made nor invested in subprime loans or “Alt-A” type mortgages. At December 31, 2016, there were no commitments to lend additional funds to borrowers whose loans are classified as nonperforming.

Consistent with the Company’s balance sheet management strategy, the Company sold approximately $234 million of performing multifamily mortgages, of which $34 million were participations in 2016. The Company sold approximately $200 million of performing multifamily mortgages through loan participations in 2015. In addition, the Company had $82.2 million of performing multifamily loans classified as loans held for sale, at lower of cost or fair value as of December 31, 2015. There we no multifamily loans held for sale, at lower of cost or fair value as of December 31, 2016.

The geographic breakdown of the multifamily portfolio, net of participated multifamily loans, at December 31, 2016 is as follows:

(Dollars in thousands)
New York	$737,373	51%
New Jersey	557,722	38
Pennsylvania	164,499	11
Total Multifamily	$1,459,594	100%

A further breakdown of the multifamily portfolio by County within each respective State is as follows:

New Jersey		New York		Pennsylvania
Essex County	25%	Bronx County	64%	Philadelphia	58%
Hudson County	22	Kings County	16	Bucks County	21
Passaic County	7	New York County	15	Lehigh County	5
Bergen County	3	All other NY		All other PA
Monmouth County	6	Counties	5	Counties	16
All other NJ Counties	37
Total	100%	Total	100%	Total	100%

Principal types of owner occupied commercial real estate properties (by Call Report code), included in commercial loans on the balance sheet, at December 31, 2016 are:

(Dollars in thousands)
Office Buildings/Office Condominiums	$45,533	26%
Medical Offices	28,098	16
Industrial (including Warehouse)	27,708	16
Retail Buildings/ Shopping Centers	16,910	10
Auto Dealerships	13,911	8
Schools	7,935	5
Restaurants	7,245	4
Other Owner Occupied CRE Properties	28,783	15
Total Owner Occupied CRE Loans	$176,123	100%

Principal types of non-owner occupied commercial real estate properties (by Call Report code), at December 31, 2016 are:

(Dollars in thousands)
Retail Buildings/Shopping Centers	$197,939	26%
Healthcare	118,502	16
Office Buildings/Office Condominiums	104,758	14
Hotels and Hospitality	97,586	13
Industrial (including Warehouse)	49,813	7
Mixed Use (Retail / Office)	43,235	6
Mixed Use (Commercial / Residential)	39,705	5
Medical Offices	37,658	5
Manufactured Home Parks	33,927	4
Other Non-Owner Occupied CRE Properties	29,135	4
Total Non-Owner Occupied CRE Loans	$752,258	100%

At December 31, 2016 and 2015, the Bank had a concentration in commercial real estate loans as defined by applicable regulatory guidance.

The following table presents such concentration levels at December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Multifamily mortgage loans as a percent of
total regulatory capital of the Bank	372%	504%

Non-owner occupied commercial real estate
loans as a percent of total regulatory capital of
the Bank	192	191

Total CRE concentration	564%	695%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

DEPOSITS: At December 31, 2016 and 2015, the Company reported total deposits of $3.41 billion and $2.94 billion, an increase of $476.4 million, or 16.2 percent, year over year. The Company’s strategy is to fund a majority of loan growth with core deposits, which is an important factor in the generation of net interest income. The Company’s average deposits for 2016 increased $438.0 million, or 16.1 percent, over 2015 average levels to $3.16 billion. On average, the Company saw the largest dollar growth in non-interest-bearing demand, interest-bearing checking, retail certificate of deposits and money market balances. The Company has successfully focused on:

•	Growth in deposits associated with its private banking activities, including lending activities;
•	Business and personal core deposit generation, particularly checking; and
•	Municipal relationships within its market territory.

The Company continues to maintain brokered interest-bearing demand deposits as an additional source of liquidity. Such deposits are generally a more cost effective alternative to wholesale borrowings and do not require pledging of collateral, as the borrowings do. These deposits decreased to $180.0 million at December 31, 2016 from $200.0 million at December 31, 2015. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. There are $180.0 million of notional principal interest rate swaps matched to these deposits for interest rate risk management purposes.

Average brokered certificates of deposit were reduced slightly in 2016. The majority of these deposits are longer term and were transacted as part of the Company’s interest rate risk management strategy.

The following table sets forth information concerning the composition of the Company’s average deposit base and average interest rates paid for the following years:

(Dollars in thousands)	2016		2015		2014
Noninterest-bearing demand	$473,536	—%	$394,567	—%	$366,424	—%
Checking	926,713	0.27	741,199	0.20	498,408	0.16
Savings	119,043	0.06	116,289	0.06	114,702	0.05
Money markets	894,215	0.31	746,329	0.27	680,760	0.24
Certificates of deposit - retail	455,946	1.38	354,626	1.24	162,418	0.94
Interest-bearing
Demand - brokered	199,208	1.52	268,414	0.94	128,855	0.24
Certificates of deposit - brokered	93,674	2.13	102,937	1.98	97,944	1.41
Total deposits	$3,162,335	0.53%	$2,724,361	0.46%	$2,049,511	0.28%

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating bank to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM program is considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Reciprocal deposits of $393.0 million are included in the Company’s interest bearing checking deposits as of December 31, 2016.

The following table shows the maturity for certificates of deposit of $100,000 or more as of December 31, 2016 (in thousands):

Three months or less	$30,471
Over three months through six months	12,798
Over six months through twelve months	52,996
Over twelve months	288,764
Total	$385,029

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS: At December 31, 2016, Federal Home Loan Bank (FHLB) advances totaled $61.8 million with a weighted average interest rate of 2.02 percent compared to $83.7 million with a weighted average interest rate of 1.78 percent for the same period in 2015. The Company considers FHLB advances an added source of funding, and accordingly, may execute transactions from time to time as an additional part of Company’s liquidity and interest rate risk management strategies. The FHLB advances outstanding at December 31, 2016 have varying maturities, call dates and interest rates, as well as prepayment penalties. At December 31, 2016 there were no overnight borrowings. At December 31, 2015 overnight borrowings totaled $40.7 million with a weighted average rate of 0.52%.

SUBORDINATED DEBT: During June 2016, the Company issued $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “Notes”) to certain institutional investors. The Notes are non-callable for five years, have a stated maturity of June 30, 2026, and bear interest at a fixed rate of 6.0% per year until June 30, 2021. From June 30, 2021 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 485 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $1.3 million and are being amortized to maturity.  Subordinated debt is presented net of issuance cost on the Consolidated Statements of Condition.

The subordinated debt issuance benefitted the Company’s regulatory total capital amount and ratio. Approximately $40.0 million of the net proceeds from the sale of the Notes were used by the Company to contribute capital to the Bank in the second quarter of 2016, benefitting all of the Bank’s regulatory capital amounts and ratios. The remaining funds

(approximately $10 million) were retained by the Company and are intended to cover future subordinated debt interest payments.

In connection with the issuance of the Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade rating of BBB- for the Company’s subordinated debt.

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION: The allowance for loan losses was $32.2 million at December 31, 2016 compared to $25.9 million at December 31, 2015. At December 31, 2016, the allowance for loan losses as a percentage of total loans outstanding was 0.97 percent compared to 0.89 percent at December 31, 2015. The provision for loan losses was $7.5 million for 2016, $7.1 million for 2015 and $4.9 million for 2014.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on collateral. The following portfolio classes have been identified:

a)	Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans in the Tri-State area, Pennsylvania and Florida. On a case by case basis, the Bank will lend in additional states, pending compliance with that state’s laws governing residential lending. When reviewing residential mortgage loan applications, detailed verifiable information is gathered on income, assets, employment and a tri-merged credit report obtained from a credit repository that will determine total monthly debt obligations. Utilizing an independent appraisal from an approved Appraisal Management Company, the Bank makes residential mortgage loans up to 80 percent of the appraised value and up to 97 percent with private mortgage insurance. The Bank has developed a portfolio of mortgage products that are used exclusively to attract or maintain wealth, commercial or retail banking relationships. There is no differentiation by property type and loan-to-value (“LTVs”)are done uniformly. There are three loan levels: (1) loans up to $1 million, (2) loans greater than $1 million to $3 million, and (3) loans greater than $3 million to $5 million. Loans greater than $5 million will also be considered based on the strength of the overall credit profile of the borrower. Underwriting guidelines include (i) minimum credit report scores of 700 and (ii) a maximum debt to income ratio of 45 percent. The Bank may consider an exception to any guideline if there are strong compensating factors that address and mitigate any risk. Generally, the Bank retains in its portfolio residential mortgage loans with fixed rate maturities of no greater than 7 years, which then convert to annually adjusted floating rates. Community Development loans granted under the Affordable Housing Program are offered with 30 year maturities. Loans with longer maturities or lower credit scores are sold to secondary market investors. The Bank does not originate, purchase or carry any sub-prime mortgage loans.

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

b)	Home Equity Lines of Credit. The Bank provides revolving lines of credit against one to four family residences in the Tri-State area. These loans are primarily in a second lien position, but may be used as a first lien, in lieu of a primary residential first mortgage. When reviewing home equity line of credit applications, the Bank collects detailed verifiable information regarding income, assets, employment and a single merged credit report that will determine total monthly debt obligations. The Bank will use an automated valuation model on all lines up to $250,000 and will obtain an independent appraisal of the subject property on all applications exceeding $250,000. LTVs and combined LTVs are capped at 80% or 65% on primary residences, depending on the combined debt amount, and are not allowed on investment properties. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank will require that the mortgage securing the home equity line of credit be no lower than a second lien position. The combined first mortgage and home equity line, must be no more than 80 percent of the appraised value of the property when the combined debt is less than or equal to $800,000. For line amounts where the combined debt exceeds $800,000, the maximum LTV ratio is 65 percent. All applications for home equity lines of credit adhere to the underwriting standards and guidelines that consumer lending is regulated and governed by. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception.

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

c)	Junior Lien Loan on Residence. The Bank provides junior lien loans (“JLL”) against one to four family properties in the Tri-State area. Junior lien loans can be either in the form of an amortizing fixed rate home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank will require that the mortgage securing the JLL be no lower than a second lien position. When reviewing the JLL application, the Bank collects detailed verifiable information regarding income, assets, employment and a single merged credit report that will determine total monthly debt obligations. The Bank will use an automated valuation model on all JLLs up to $250,000 and will obtain an independent appraisal of the subject property on all applications exceeding $250,000. LTV and combined LTVs are capped at 80% or 65% on primary residences, depending on the combined debt amount, and are not allowed on investment properties. The combined first mortgage and JLL, must be no more than 80 percent of the appraised value of the property when the combined debt is less than or equal to $800,000. For JLL amounts where the combined debt exceeds $800,000, the maximum loan-to-value ratio is 65 percent. All applications for JLLs adhere to the underwriting standards and guidelines that consumer lending is regulated and governed by. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception. Primary risk characteristics associated with JLLs typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

d)	Multifamily Loans. Multifamily loans are commercial mortgages on residential apartment buildings. Within the multifamily sector, the Bank’s primary focus is to lend against larger non-luxury apartment buildings and rent regulated properties with at least 30 units that are owned and managed by experienced sponsors. As of December 31, 2016, the average property size in the portfolio was 45 units.

Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expense, maintenance, taxes and debt service. The Bank includes debt service coverage covenants in these loans and the average ratio at original underwriting was about 1.54x. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Certain markets, such as the Boroughs of New York City, are rent regulated, and as such, feature rents that are considered to be below market rates. Generally, rent regulated properties are characterized by relatively stable occupancy levels and longer term tenants. As a loan asset class for many banks, multifamily loans have experienced much lower historical loss rates compared to other types of commercial lending.

The Bank’s loan policy allows loan to appraised value ratios of up to 75 percent and the overall portfolio average loan to value ratio was at 60.0% at year-end 2016. To obtain the optimum 50% risk capital rating under regulatory guidance, we have modified our underwriting of multifamily loans. The majority of all new originations have a ten year maturity with a five year reprice as contrasted with our former standard of a five year maturity with the borrower having an option to renew for five years at a reprice. For all new originations of refinances, we obtain prior pay history documentation, so that we can document an adequate twelve month pay history. These changes allow us to use a 50% risk rating for multifamily loans as long as other criteria are met.

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

The Bank’s policy allows loan to appraised value ratios of up to 75 percent. Commercial mortgage loans are generally made on a fixed rate basis with periodic rate resets every five or seven years over an underlying market index. Resets may not be automatic and subject to re-approval. Commercial mortgage loan terms include prepayment penalties for early payoffs and generally require that the Bank escrow for real estate taxes. The Bank requires an independent appraisal, an assessment of the property’s condition, and appropriate environmental due diligence. With all commercial real estate loans, the Bank’s standard practice is to require a depository relationship.

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

g)	Agricultural Production. These are loans to finance agricultural production and other loans to farmers. The Bank does not currently engage in this type of lending.

h)	Commercial Construction. The Bank does not currently engage in commercial construction activity, given the current economic environment, and is not likely to be increasing its exposure in this category.

i)	Consumer and Other. These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments.

Bank Management believes that the underwriting guidelines previously described address the primary risk characteristics. Further, the Bank has dedicated staff and system resources to monitor and collect on any potentially problematic loans.

The provision was based upon Management’s review and evaluation of the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, general market and economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and the existence and fair value of the collateral and guarantees securing the loans. Although Management used the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the New York City area. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in market conditions in these areas and may be adversely affected should real estate values decline further or if the geographic areas serviced experience continued adverse economic conditions. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The following table presents the loan loss experience, by loan type, during the periods ended December 31, of the years indicated:

(Dollars in thousands)	2016	2015	2014	2013	2012
Allowance for loan losses at
Beginning of year	$25,856	$19,480	$15,373	$12,735	$13,223
Loans charged-off during the period:
Residential mortgage	1,047	638	273	611	1,676
Commercial mortgage	531	16	669	56	6,987
Commercial	16	73	123	16	305
Home equity lines of credit	91	210	—	—	91
Consumer and other	5	54	23	357	100
Total loans charged-off	1,690	991	1,088	1,040	9,159
Recoveries during the period:
Residential mortgage	28	17	1	48	3
Commercial mortgage	318	29	124	114	316
Commercial	92	205	85	65	60
Home equity lines of credit	16	2	—	—	—
Consumer and other	88	14	110	26	17
Total recoveries	542	267	320	253	396
Net charge-offs	1,148	724	768	787	8,763
Provision charge to expense	7,500	7,100	4,875	3,425	8,275
Allowance for loan losses at end of year	$32,208	$25,856	$19,480	$15,373	$12,735

Ratios:
Allowance for loan losses/total loans	0.97%	0.89%	0.87%	0.98%	1.12%
Allowance for loan losses/
total nonperforming loans	285.94	383.22	284.38	231.87	108.55

The following table shows the allocation of the allowance for loan losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of the years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
(Dollars in		To Total		To Total		To Total		To Total		To Total
thousands)	2016	Loans	2015	Loans	2014	Loans	2013	Loans	2012	Loans
Residential	$3,915	19.1	$2,449	18.8	$3,188	24.1	$2,698	38.7	$3,628	52.2
Commercial
and other	28,050	78.7	23,293	79.6	16,196	74.7	12,597	60.3	9,015	46.4
Consumer	243	2.2	112	1.6	96	1.2	78	1.0	92	1.4
Total	$32,208	100.00	$25,856	100.00	$19,480	100.0	$15,373	100.0	$12,735	100.0

The allowance for loan losses as of December 31, 2016 totaled $32.2 million compared to $25.9 million at December 31, 2015. The allowance for loan loss as a percentage of loans increased to 0.97 percent at December 31, 2016 compared to 0.89 percent at December 31, 2015. The provision for loan losses made during 2016 totaled $7.5 million compared with $7.1 million for 2015. The provision for loan losses made was primarily influenced by net charge offs taken during the year of $1.1 million, increases in specific reserves on impaired loans, and the impact of loan growth experienced during 2016. The Company believes that the allowance for loan losses as of December 31, 2016 represents a reasonable estimate for probable incurred losses in the portfolio.

The portion of the allowance for loan losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, was $31.4 million at December 31, 2016 and $25.4 million at December 31, 2015. General reserves at December 31, 2016 and 2015 represent 0.96 percent and 0.87 percent, respectively, of loans collectively evaluated for impairment. The increase in general reserves is a result of growth experienced by the Company in certain loan classes (C&I, CRE) that carry a higher general reserve calculation because of the inherent nature of these loans compared to less risky loans, such as multifamily and residential that carry a lower general reserve allocation. The Company experienced growth in the loan portfolio of approximately $317 million, including loans held for sale. Multifamily and residential loan classes make up 60 percent of the loan portfolio as of December 31, 2016 compared to approximately 66 percent at December 31, 2015.

The specific reserve component of the allowance for loan losses increased to $824 thousand at December 31, 2016 compared to $490 thousand as of December 31, 2015.

The allowance for loan losses as a percentage of nonperforming loans decreased, as the level of nonperforming loans increased during the year. Nonperforming loans are specifically evaluated for impairment. Also, Management commonly records partial charge-offs of the excess of the principal balance over the fair value, less costs to sell, of collateral for collateral dependent impaired loans; as a result, the allowance for loan losses does not always change proportionately with changes in nonperforming loans. Management charged off $1.7 million on loans identified as collateral-dependent impaired loans during 2016 and charged off $938 thousand on loans identified as collateral-dependent impaired loans during 2015.

ASSET QUALITY:

The following table presents various asset quality data for the years indicated. These tables do not include loans held for sale.

	Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Loans past due 30-89 days	$1,356	$2,143	$1,755	$2,953	$3,786

Troubled debt restructured loans	$22,275	$18,663	$15,033	$13,966	$9,316
Loans past due 90 days or
more and still accruing interest	$—	$—	$—	$—	$—
Nonaccrual loans	11,264	6,747	6,850	6,630	11,732
Total nonperforming loans	11,264	6,747	6,850	6,630	11,732
Other real estate owned	534	563	1,324	1,941	3,496
Total nonperforming assets	$11,798	$7,310	$8,174	$8,571	$15,228

Ratios:
Total nonperforming loans/total loans	0.34%	0.23%	0.30%	0.42%	1.04%
Total nonperforming loans/total assets	0.29	0.20	0.25	0.34	0.70
Total nonperforming assets/total assets	0.30	0.22	0.30	0.44	0.91

Due to the continued weakness in the housing markets and economic environment during 2016, some borrowers have found it difficult to make their loan payments under contractual terms. In certain of these cases, the Company has chosen to grant concessions and modify certain loan terms.

The following table presents the troubled debt restructured loans, by collateral, at December 31, 2016 and 2015:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2016	Relationships	2015	Relationships
Primary residential mortgage	$10,369	31	$6,642	27
Junior Lien Loan on Residence	114	2	59	1
Owner-occupied commercial real estate	711	1	750	1
Investment commercial real estate	10,927	3	11,074	3
Commercial and industrial	154	2	138	1
Total	$22,275	39	$18,663	33

At December 31, 2016 there were $4.5 million of troubled debt restructured loans included in nonaccrual loans above compared to $2.4 million at December 31, 2015. All troubled debt restructured loans are considered and included in impaired loans at December 31, 2016 and had specific reserves of $550 thousand. At December 31, 2015, all troubled debt restructured loans were considered and included in impaired loans and had specific reserves of $441 thousand.

Except as disclosed, the Company does not have any potential problem loans that causes Management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

Impaired loans totaled $29.1 million and $23.1 million at December 31, 2016 and 2015. Impaired loans include nonaccrual loans of $11.3 million and $6.7 million at December 31, 2016 and 2015, respectively. Impaired loans also include accruing troubled debt restructuring loans of $17.8 million at December 31, 2016 and $16.2 million at December 31, 2015.

The following table presents impaired loans, by collateral type, at December 31, 2016 and 2015.

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2016	Relationships	2015	Relationships
Primary residential mortgage	$15,814	52	$9,752	45
Home equity lines of credit	53	3	254	5
Junior lien loan on residence	229	4	176	3
Owner-occupied commercial real estate	1,486	3	1,272	2
Investment commercial real estate	11,335	4	11,482	4
Commercial and industrial	154	2	171	2
Total	$29,071	68	$23,107	61
Specific reserves, included in the
allowance for loan losses	$824		$490

CONTRACTUAL OBLIGATIONS: The following table shows the significant contractual obligations of the Company by expected payment period, as of December 31, 2016:

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Loan commitments	$434,364	$—	$—	$—	$434,364
Long-term debt obligations	23,897	37,898	—	48,764	110,559
Purchase obligations	4,118	8,000	4,218	22	16,358
Capital lease obligations	1,081	2,273	2,427	6,587	12,368
Operating lease obligations	1,821	3,034	2,513	1,953	9,321
Total contractual obligations	$465,281	$51,205	$9,158	$57,326	$582,970

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

OFF-BALANCE SHEET ARRANGEMENTS: The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2016.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$2,548	$—	$2,353	$322	$5,223
Performance letters of credit	2,650	—	3,610	226	6,486
Commercial letters of credit	—	—	1,062	20	1,082
Total letters of credit	$5,198	$—	$7,025	$568	$12,791

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME: The following table presents the major components of other income:

	Years Ended December 31,			Change
(In thousands)	2016	2015	2014	2016 v 2015	2015 v 2014
Service charges and fees	$3,252	$3,323	$3,111	$(71)	$212
Bank owned life insurance	1,407	1,297	1,092	110	205
Loan fee income	1,259	567	280	692	287
Gains on loans held for sale at fair
value (mortgage banking)	1,010	528	439	482	89
Securities gains, net	119	527	260	(408)	267
Fee income related to loan level,
back-to-back swaps	1,638	373	—	1,265	373
Gains on loans held for sale at
lower of cost or fair value (residential)	—	—	166	—	(166)
Gains on loans held for sale at
lower of cost or fair value (multifamily)	1,233	—	—	1,233	—
Gain on sale of SBA loans	623	7	—	616	7
Other income	137	53	217	84	(164)
Total other income	$10,678	$6,675	$5,565	$4,003	$1,110

2016 compared to 2015

The Company recorded total other income of $10.7 million, excluding wealth management fee income, reflecting an increase of $4.0 million, or 60 percent, compared to 2015 levels. The increase in 2016 was attributable to increases in fee income related to loan level, back-to-back swaps, gain on Small Business Administration (“SBA”) loans, loan fee income, and gain on sale of loans held for sale at lower of cost or fair value, partially offset by a decrease in securities gains.

Loan fee income, including late fees, unused credit lines fees and loan servicing income increased $692 thousand to $1.3 million for 2016 as compared to 2015. Increases in loan servicing fees were due to our continued multifamily loan participations. Additionally, the Company recorded greater unused line of credit fees associated with the commercial lending business.

Securities gains were $119 thousand for 2016 compared to $527 thousand for 2015. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the shorter duration of our investment portfolio and the interest rate environment, such sales will continue to be a very small component of the Company’s operations.

Bank owned life insurance income was $1.4 million for 2016 compared to $1.3 million for 2015, an increase of $110 thousand related to an increase in the bank-owned life insurance (“BOLI”) policy of $10 million which occurred in the fourth quarter of 2015. This increase was partially offset by additional income related to the net life insurance death benefit under its BOLI policies in 2015.

Fee income related to loan level, back-to-back swaps was $1.6 million for 2016 compared to $373 thousand in 2015. The increase was a result of new contracts in 2016. The program utilizes mirror interest rate swaps, one directly with a commercial loan customer and one directly with a well-established counterparty. This enables a commercial loan customer to benefit from a fixed rate loan, while the Company records a floating rate loan. The program provides enhanced interest rate risk management, as well as the potential for fee income for the Company. While the Company cannot predict the amount of fee income that may be recognized each period, this program is a part of ongoing operations.

In late 2015, the Company began providing loans that are partially guaranteed by the Small Business Administration (“SBA”), for the purposes of providing working capital and/or, financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up business. All SBA loans are underwritten and documented as prescribed by the SBA. The Company will generally sell the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. Gain on sale of SBA loans for 2016 included $623 thousand of income related to the Company’s SBA lending and sale program.

Gains on the sale of multifamily loans held for sale at the lower of cost or fair value was $1.2 million for 2016. During the first quarter of 2016, the Company began selling whole multifamily loans in addition to multifamily loan participations. The Company intends to continue to employ loan sales and loan participations, as needed, to manage the Company’s balance sheet.

2015 compared to 2014

The Company recorded total other income, excluding wealth management fee income of $6.7 million in 2015, reflecting an increase of $1.1 million or 20 percent compared to 2014 levels. The increase in 2015 was attributable to increases in net securities gains, service charges, BOLI and swap fee income, partially offset by a decrease in gain on ORE and gain on loans held at lower of cost or fair value.

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

BOLI income was $1.3 million for 2015 compared to $1.1 million for 2014 an increase of $205 thousand related to a net life insurance death benefit under its BOLI policies.

Swap fee income was $373 thousand for 2015 related to the Company’s loan level/back-to-back swap program, which was implemented during 2015.

OPERATING EXPENSES: The following table presents the major components of operating expenses:

	Years Ended December 31,			Change
(In thousands)	2016	2015	2014	2016 v 2015	2015 v 2014
Compensation and employee benefits	$45,003	$40,278	$36,241	$4,725	$4,037
Premises and equipment	11,245	11,569	9,963	(324)	1,606
Other operating expenses:
Professional and legal fees	3,459	2,747	1,873	712	874
FDIC assessment	4,758	2,154	1,381	2,604	773
Wealth Division other expense	2,029	2,147	1,896	(118)	251
Branch restructure	—	1,735	—	(1,735)	1,735
Telephone	976	942	914	34	28
Advertising	824	637	594	187	43
Loan expense	715	426	532	289	(106)
Postage	341	376	391	(35)	(15)
Stationery and supplies	297	318	306	(21)	12
Provision for ORE losses	—	250	400	(250)	(150)
Other operating expenses	5,465	5,347	5,049	118	298
Total operating expense	$75,112	$68,926	$59,540	$6,186	$9,386

2016 compared to 2015

Operating expenses totaled $75.1 million in 2016, compared to $68.9 million in 2015, reflecting an increase of $6.2 million, or 9 percent. Salaries and benefits expense, which accounts for the largest portion of operating expenses, totaled $45.0 million in 2016, reflecting an increase of $4.7 million or 12 percent, when compared to 2015. Strategic hiring that was in line with the Company’s Strategic Plan, including staff associated with credit and risk management, normal salary increases, the acquisition of Wealth Management Consultants in May 2015 and increased bonus/incentive accruals associated with the Company’s growth, all of which contributed to the increase in salaries and benefits expense when comparing the 2016 to the 2015 years.

In 2015, the Company recorded a total of $2.5 million of charges related to the closure of two branch offices. Branch restructure charges, included in other operating expenses, totaled $1.7 million, while depreciation expense, included in premises and equipment expense, related to the closures totaled $723 thousand of the $2.5 million.

The Company recorded FDIC assessment expense of $4.8 million and $2.2 million in 2016 and 2015, respectively, an increase of $2.6 million, or 121 percent year over year. The Company previously disclosed the FDIC assessment expense for 2016 would be significantly higher than 2015. However, starting in the third quarter of 2016, the Company’s FDIC premium declined because the FDIC assessment system was revised. Revisions for “small institutions” (under $10 billion in assets) resulted in, among other things, the elimination of risk categories and utilization of a financial ratios method to determine assessment rates. The changes reduced the Company’s assessment rate by nearly 50 percent in the third and fourth quarters of 2016, when compared to the first and second quarters’ 2016 assessment rate.

The Company also previously disclosed that other operating expenses, including professional fees, would be higher in 2016. Professional fees were $3.5 million for the twelve months ended December 31, 2016 as compared to $2.7 million for the twelve months ended December 31, 2015, an increase of $712 thousand or 26 percent. Given the Company’s significant growth and high concentration in multifamily lending, the Company accelerated costs over 2016 to ensure it adhered to best in class risk management practices. The Company had originally planned for such expenditures over a two to three year period, but felt it prudent to push them forward into 2016.

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

INCOME TAXES: Income tax expense for the year ended December 31, 2016, was $16.3 million compared to income tax expense of $12.2 million for the same period of 2015. The effective tax rate for the year ended December 31, 2016 was 38.05 percent compared to 37.86 percent for the year ended December 31, 2015. The increase in income tax expense for the year ended December 31, 2016 was due to an increase in pre-tax income.

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

The Company’s capital position during 2016 was benefitted by net income of $26.5 million and $22.5 million related to voluntary share purchases under the Dividend Reinvestment Plan, which the Company believes will continue to be a source of new capital for the Company.

At December 31, 2016, the Company’s GAAP capital as a percent of total assets was 8.36 percent. At December 31, 2016, the Company’s regulatory leverage, common equity tier 1, tier 1 and total risk based capital ratios were 8.35 percent, 10.60 percent, 10.60 percent and 13.25 percent, respectively. At December 31, 2016, the Bank’s regulatory leverage, common equity tier 1, tier 1 and total risk based capital ratios were 9.31 percent, 11.82 percent, 11.82 percent and 12.87 percent, respectively. The Bank’s regulatory capital ratios are all above the ratios to be considered well capitalized under regulatory guidance.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total capital
(to risk-weighted assets)	$392,305	12.87%	$304,758	10.00%	$243,806	8.00%	$262,854	8.625%

Tier I capital
(to risk-weighted assets)	360,097	11.82	243,806	8.00	182,855	6.00	201,902	6.625

Common equity tier I
(to risk-weighted assets)	360,094	11.82	198,093	6.50	137,141	4.50	156,188	5.125

Tier I capital
(to average assets)	360,097	9.31	193,430	5.00	154,744	4.00	154,744	4.00

As of December 31, 2015:
Total capital
(to risk-weighted assets)	$297,497	11.32%	$262,719	10.00%	$210,176	8.00%	N/A	N/A

Tier I capital
(to risk-weighted assets)	271,641	10.34	210,176	8.00	157,632	6.00	N/A	N/A

Common equity tier I
(to risk-weighted assets)	271,641	10.34	170,768	6.50	118,224	4.50	N/A	N/A

Tier I capital
(to average assets)	271,641	8.04	169,027	5.00	135,221	4.00	N/A	N/A

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total capital
(to risk-weighted assets)	$404,017	13.25%	N/A	N/A	$243,910	8.00%	$262,966	8.625%

Tier I capital
(to risk-weighted assets)	323,045	10.60	N/A	N/A	182,933	6.00	201,988	6.625

Common equity tier I
(to risk-weighted assets)	323,042	10.60	N/A	N/A	137,200	4.50	156,255	5.125

Tier I capital
(to average assets)	323,045	8.35	N/A	N/A	154,788	4.00	154,788	4.00

As of December 31, 2015:
Total capital
(to risk-weighted assets)	$299,593	11.40%	N/A	N/A	$210,209	8.00%	N/A	N/A

Tier I capital
(to risk-weighted assets)	273,738	10.42	N/A	N/A	157,657	6.00	N/A	N/A

Common equity tier I
(to risk-weighted assets)	273,738	10.42	N/A	N/A	118,242	4.50	N/A	N/A

Tier I capital
(to average assets)	273,738	8.10	N/A	N/A	135,237	4.00	N/A	N/A

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

The Company’s regulatory total risk based capital ratio beginning June 30, 2016 was benefitted by the $48.7 million (net) subordinated debt issuance that closed in June 2016. The Company down-streamed approximately $40 million of those proceeds to the Bank as capital, benefitting all the Bank’s regulatory capital ratios at that time.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock. Such optional cash purchases provided $22.5 million and $13.6 million of common equity in 2016 and 2015, respectively.

The Company filed a shelf registration statement with the SEC in December 2016 that allows the Company to periodically offer and sell in one or more offerings, individually or in any combination, common stock, preferred stock and other non-equity securities not to exceed $100.0 million. The shelf registration provides the Company with flexibility in issuing capital instruments and more readily accessing the capital markets as needed to pursue future growth opportunities and ensure continued compliance with regulatory capital requirements.

Management believes the Company’s capital position and capital ratios are adequate. Further, Management believes the Company has sufficient common equity to support its planned growth and expansion for the immediate future. The Company continually assesses other potential sources of capital, in addition to common equity to support future growth.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $162.7 million at December 31, 2016. In addition, the Company had $305.4 million in securities designated as available for sale at December 31, 2016. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. In addition the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At December 31, 2016, unused secured borrowing commitments totaled $1.1 billion from the FHLB and $632 million from the Federal Reserve Bank of New York.

At December 31, 2016, customer deposits increased $496 million (principally interest-bearing checking and money market), when compared to

December 31, 2015. Capital increased $49 million at December 31, 2016 when compared to December 31, 2015. This increase in customer deposits and capital primarily funded $22 million in maturing FHLB advances, an increase in loans of approximately $300 million, and an increase in investment securities of approximately $110 million.

Brokered interest-bearing demand (“overnight”) deposits declined $20 million to $180 million at December 31, 2016 compared to $200 million at December 31, 2015. The interest rate paid on these deposits allowed the Bank to fund operations at attractive rates and engage in interest rate swaps as part of its asset-liability interest rate risk management. As of December 31, 2016, the Company has transacted pay fixed, receive floating interest rate swaps totaling $180 million notional amount. The Company ensures ample available collateralized liquidity as a backup to these short term brokered deposits.

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

The following table presents certain key aspects of the Private Wealth Management Division’s performance for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,			Change
(In thousands, except per share data)	2016	2015	2014	2016 v 2015	2015 v 2014

Total fee income	$18,240	$17,039	$15,242	$1,201	$2,038

Compensation and benefits (included in
Operating Expenses section above)	8,540	8,145	7,562	395	583

Other operating expense (included in
Operating Expenses section above)	6,286	5,811	5,170	475	641

Assets under administration
(market value)	3.7 billion	3.3 billion	3.0 billion

2016 compared to 2015

The market value of assets under administration at December 31, 2016 and 2015 was $3.7 billion and $3.3 billion, respectively, an increase of 11 percent over the prior year. This includes assets held at Peapack-Gladstone Bank at year end 2016 and 2015 of $334.4 million and $237.7 million, respectively.

Wealth management fees increased $1.2 million or 7 percent to $18.2 million for the year ended December 31, 2016 from $17.0 million in 2015. The growth in fee income was due to several factors, including continued healthy new business results, somewhat offset by normal levels of disbursements and outflows.

The Company continues to incorporate wealth management into conversations it has with the Company’s clients, across business lines. The Company has expanded its wealth management team and will continue to grow its team and expand its products, services and advice delivered to clients.

Private Wealth Management Division expenses increased to $14.8 million compared to $14.0 million for the same period in 2015, an increase of $870 thousand, or 6 percent. Other operating expenses increased $475 thousand or 8 percent to $6.3 million for the year ended 2016 when compared to the same period in 2015. Compensation and benefits expense totaled $8.5 million and $8.1 million for the years ended 2016 and 2015, respectively, increasing $395 thousand or 5 percent. Expenses in 2016 include the expenses of the Wealth Management Consultants Division for a full year, which was acquired in May 2015. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel. Revenue and profitability related to the new personnel will generally lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

2015 compared to 2014

The market value of assets under administration at December 31, 2015 and 2014 was $3.3 billion and $3.0 billion, respectively, an increase of 10 percent over the prior year. This includes assets held at Peapack-Gladstone Bank at year end 2015 and 2014 of $237.7 million and $139.1 million, respectively. The increase was the result of the acquisition of the Wealth Management Consultants, partially offset by declining market activity in the fourth quarter of 2015.

Wealth management fees increased $2.0 million or 13 percent to $17.3 million for the year ended December 31, 2015 from $15.2 million in 2014. The increase reflects increased relationships, a greater mix of higher margin business and an improvement in the market value of assets under management.

Private Wealth Management Division expenses increased to $14.0 million compared to $12.7 million for the same period in 2014, an increase of $1.2 million, or 10 percent. Other operating expenses increased $641 thousand or 12 percent to $5.8 for the year ended 2015 when compared to the same period in 2014. Salaries and benefits expense totaled $8.1 million and $7.6 million for the years ended 2015 and 2014, respectively, increasing $583 thousand or 8 percent. Expenses increased due to strategic hiring in line with the Company’s Strategic Plan, as well as growth in the business.

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS: This Annual Report on Form 10-K, both in the foregoing discussion and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,”, “may,” or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	inability to successfully grow our business and implement our Strategic Plan, including an inability to generate revenues to offset the increased personnel and other costs related to the Strategic Plan;
•	the impact of anticipated higher operating expenses in 2017 and beyond;
•	inability to manage our growth;
•	inability to successfully integrate our expanded employee base;
•	a continued or unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the low interest rate environment and highly competitive market;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	a continued or unexpected decline in real estate values within our market areas;

•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;
•	successful cyberattacks against our IT infrastructure and that of our IT providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	inability to successfully generate new business in new geographic markets;
•	inability to execute upon new business initiatives;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

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

The following strategies are among those used to manage interest rate risk:

•	Actively market commercial and industrial (C&I) loan originations, which tend to have adjustable rate features, and which generate customer relationships that can result in higher core deposit accounts;
•	Actively market commercial mortgage loan originations, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in higher core deposit accounts;
•	Manage growth in the residential mortgage portfolio to adjustable-rate, shorter-term and/or “relationship” loans that result in core deposit relationships;
•	Actively market core deposit relationships, which are generally longer duration liabilities;
•	Utilize medium to longer term certificates of deposit and/or wholesale borrowings to extend liability duration;
•	Utilize interest rate swaps to extend liability duration;
•	Utilize a loan level / back to back interest rate swap program, which converts a borrower’s fixed rate loan to adjustable rate for the Company;
•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•	Maintain adequate levels of capital; and
•	Utilize loan sales and/or loan participations.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $180.0 million.

In addition, during the second quarter of 2015, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes with a third party swap, the terms of which fully offset the fixed exposure and result in a final floating rate exposure for the Company. As of December 31, 2016, $126.8 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2016. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of December 31, 2016.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2016, net interest income for year 1 would increase approximately 5.6 percent, when compared to a flat interest rate scenario. In year 2 this sensitivity improves to an increase of 8.3 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at December 31, 2016, net interest income would decline approximately 5.2 percent for year 1 and 6.7 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2016.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$454,124	$(3,241)	(0.71)%	12.38%	50
+100	463,296	5,931	1.30	12.32	44
Flat interest rates	457,365	—	—	11.88	—
-100	442,325	(15,040)	(3.29)	11.25	(63)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Report of Independent Registered Public Accounting Firm

Audit Committee

Peapack-Gladstone Financial Corporation

Bedminster, New Jersey

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation ( the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Peapack-Gladstone Financial Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Peapack-Gladstone Financial Corporation’s Management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting located in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peapack-Gladstone Financial Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Peapack-Gladstone Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Livingston, New Jersey

March 14, 2017

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share data)	2016	2015
ASSETS
Cash and due from banks	$24,580	$11,550
Federal funds sold	101	101
Interest-earning deposits	138,010	58,509
Total cash and cash equivalents	162,691	70,160
Securities available for sale	305,388	195,630
FHLB and FRB stock, at cost	13,813	13,984
Loans held for sale, at fair value	1,200	1,558
Loans held for sale, at lower of cost or fair value	388	82,200
Loans	3,312,144	2,913,242
Less: allowance for loan losses	32,208	25,856
Net loans	3,279,936	2,887,386
Premises and equipment	30,371	30,246
Other real estate owned	534	563
Accrued interest receivable	8,153	6,820
Bank owned life insurance	43,806	42,885
Deferred tax assets, net	15,320	15,582
Goodwill	1,573	1,573
Intangibles	1,584	1,708
Other assets	13,876	14,364
Total assets	$3,878,633	$3,364,659
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$489,485	$419,887
Interest-bearing deposits:
Checking	1,023,081	861,697
Savings	120,056	115,007
Money market accounts	1,048,494	810,709
Certificates of deposit	457,000	434,450
Subtotal deposits	3,138,116	2,641,750
Interest-bearing demand – Brokered	180,000	200,000
Certificates of deposit - Brokered	93,721	93,720
Total deposits	3,411,837	2,935,470
Overnight borrowings	—	40,700
Federal home loan bank advances	61,795	83,692
Capital lease obligation	9,693	10,222
Subordinated debt, net	48,764	—
Accrued expenses and other liabilities	22,334	18,899
Total liabilities	3,554,423	3,088,983
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares)	—	—
Common stock (no par value; stated value $0.83 per share;
authorized 21,000,000 shares; issued shares, 17,666,173 at
December 31, 2016 and 16,476,297 at December 31, 2015;
outstanding shares, 17,257,995 at December 31, 2016 and
16,068,119 at December 31, 2015)	14,717	13,717
Surplus	238,708	213,203
Treasury stock at cost (408,178 shares at December 31, 2016 and 2015)	(8,988)	(8,988)
Retained earnings	81,304	58,123
Accumulated other comprehensive loss	(1,531)	(379)
Total shareholders’ equity	324,210	275,676
Total liabilities and shareholders’ equity	$3,878,633	$3,364,659

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2016	2015	2014
INTEREST INCOME
Loans, including fees	$111,971	$94,339	$70,468
Securities available for sale:
Taxable	4,018	4,079	4,156
Tax-exempt	508	520	703
Interest-earning deposits	551	204	248
Total interest income	117,048	99,142	75,575
INTEREST EXPENSE
Checking accounts	2,146	1,495	781
Savings and money market accounts	3,244	2,111	1,671
Certificates of deposit	6,270	4,411	1,521
Overnight and short-term borrowings	316	107	48
Federal Home Loan Bank advances	1,448	1,495	1,485
Capital lease obligation	478	503	483
Subordinated debt	1,696	—	—
Subtotal – interest expense	15,598	10,122	5,989
Interest-bearing demand - brokered	3,020	2,534	307
Interest on certificates of deposits – brokered	1,995	2,034	1,385
Total interest expense	20,613	14,690	7,681
Net interest income before provision for loan losses	96,435	84,452	67,894
Provision for loan losses	7,500	7,100	4,875
Net interest income after provision for loan losses	88,935	77,352	63,019
OTHER INCOME
Wealth management fee income	18,240	17,039	15,242
Service charges and fees	3,252	3,323	3,111
Bank owned life insurance	1,407	1,297	1,092
Gain on loans held for sale at fair value	1,010	528	439
Gain on loans held for sale at lower of cost or fair value	1,233	—	166
Fee income related to loan level, back-to-back swaps	1,638	373	—
Gain on sale of SBA loans	623	7	—
Other income	1,396	620	497
Securities gains, net	119	527	260
Total other income	28,918	23,714	20,807
OPERATING EXPENSES
Compensation and employee benefits	45,003	40,278	36,241
Premises and equipment	11,245	11,569	9,963
Other operating expenses	18,864	17,079	13,336
Total operating expenses	75,112	68,926	59,540
Income before income tax expense	42,741	32,140	24,286
Income tax expense	16,264	12,168	9,396
Net income	$26,477	$19,972	$14,890

EARNINGS PER SHARE
Basic	$1.62	$1.31	$1.23
Diluted	1.60	1.29	1.22

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2016	2015	2014
(Dollars in thousands)
Net income	$26,477	$19,972	$14,890
Other comprehensive (loss)/income:
Unrealized (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during the period	(2,310)	(959)	2,378

Less: Reclassification adjustment for net gains
included in net income	(119)	(527)	(260)
	(2,429)	(1,486)	2,118
Tax effect	930	573	(820)
Net of tax	(1,499)	(913)	1,298

Unrealized loss on cash flow hedge
Unrealized holding gain (loss)	587	(1,162)	(169)
Reclassification adjustment for losses
included in net income	—	—	—
	587	(1,162)	(169)
Tax effect	(240)	475	69
Net of tax	347	(687)	(100)

Total other comprehensive (loss)/income	(1,152)	(1,600)	1,198

Total comprehensive income	$25,325	$18,372	$16,088

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except per share data)	Stock	Stock	Surplus	Stock	Earnings	Income	Total
Balance at January 1, 2014
11,788,517 common shares outstanding	$—	$10,148	$140,699	$(8,988)	$28,775	$23	$170,657
Net income 2014					14,890		14,890
Accumulated
other comprehensive income						1,198	1,198
Issuance of restricted stock, net of
forfeitures, 145,747 shares		121	(121)				—
Amortization of restricted stock			1,475				1,475
Cash dividends declared on common stock
($0.20 per share)					(2,414)		(2,414)
Common stock option expense			234				234
Common stock options exercised and
related tax benefits, 14,702 shares		14	160				174
Sales of shares (dividend reinvestment
program), 416,057 shares		347	7,082				7,429
Issuance of shares, Profit Sharing Plan,
3,781 shares		3	67				70
Issuance of shares for Employee Stock
Purchase Plan, 10,698 shares		8	188				196
Issuance of stock offering net of costs,
2,776,215 shares		2,313	46,045				48,358
Balance at December 31, 2014
15,155,717 common shares outstanding	$—	$12,954	$195,829	$(8,988)	$41,251	$1,221	$242,267
Net Income 2015					19,972		19,972
Accumulated
other comprehensive loss						(1,600)	(1,600)
Issuance of restricted stock, net of
forfeitures, 160,457 shares		134	(134)				—
Restricted stock repurchased on vesting
to pay taxes, (3,776) shares		(3)	(78)				(81)
Amortization of restricted stock			1,621				1,621
Cash dividends declared on common stock
($0.20 per share)					(3,100)		(3,100)
Common stock option expense			219				219
Common stock options exercised, 18,891
net of 7,506 shares used to exercise and
related tax benefits, 11,385 shares		11	75				86
Sales of shares (dividend reinvestment
program), 665,654 shares		555	13,093				13,648
Issuance of shares for Employee Stock
Purchase Plan, 30,766 shares		26	618				644
Issuance of common stock for
For acquisition, 47,916 shares		40	960				1,000
Issuance of warrants			1,000				1,000
Balance at December 31, 2015
16,068,119 common shares outstanding	$—	$13,717	$213,203	$(8,988)	$58,123	$(379)	$275,676
Net income 2016					26,477		26,477
Accumulated other
comprehensive loss						(1,152)	(1,152)
Restricted stock
forfeitures, (12,133) shares		(10)	10				—
Restricted stock repurchased on vesting
to pay taxes, (29,088) shares		(24)	(530)				(554)
Amortization of restricted stock awards/units			2,836				2,836
Cash dividends declared on common stock
($0.20 per share)					(3,296)		(3,296)
Common stock option expense			56				56
Common stock options exercised, 70,632
net of 9,723 used to exercise and
related taxes benefits, 60,909 shares		59	1,010				1,069
Sales of shares (Dividend Reinvestment
Program), 1,137,998 shares		948	21,513				22,461
Issuance of shares for Employee Stock
Purchase plan, 32,190 shares		27	610				637
Balance at December, 31 2016
17,257,995 common shares outstanding	$—	$14,717	$238,708	$(8,988)	$81,304	$(1,531)	$324,210

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2016	2015	2014
Operating activities:
Net income	$26,477	$19,972	$14,890
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,093	3,921	2,993
Amortization of premium and accretion of discount on
securities, net	1,478	1,664	1,533
Amortization of restricted stock	2,836	1,621	1,475
Amortization of intangible assets	123	82	—
Amortization of subordinated debt costs	71	—	—
Provision for loan losses	7,500	7,100	4,875
Valuation allowance on other real estate owned	—	250	400
Stock-based compensation and employee stock purchase
plan expense	156	319	283
Deferred tax expense/(benefit)	952	(4,043)	(1,480)
Gains on sale of securities, available for sale, net	(119)	(527)	(260)
Proceeds from sales of loans held for sale (1)	72,477	34,543	30,585
Loans originated for sale (1)	(70,874)	(34,734)	(28,985)
Gain on loans held for sale (1)	(1,633)	(535)	(438)
Gain on sale of loans held for sale at lower of cost or fair value	(1,233)	—	(166)
Gain on OREO sold	(5)	—	(139)
Loss/(gain) on disposal of premises and equipment	—	15	(9)
Gain on death benefit	—	(285)	—
Increase in cash surrender value of life insurance	(921)	(643)	(752)
Increase in accrued interest receivable	(1,333)	(1,449)	(1,285)
Decrease/(increase) in other assets	945	(476)	2,590
Increase in accrued expenses and other liabilities	2,936	3,511	1,153
Net cash provided by operating activities	42,926	30,306	27,263
Investing activities:
Maturities and calls of securities available for sale	67,999	96,194	80,382
Redemptions for FHLB & FRB stock	61,606	48,627	29,722
Sales of securities available for sale	5,499	46,254	35,411
Purchase of securities available for sale	(187,043)	(8,049)	(179,153)
Purchase of FHLB & FRB stock	(61,435)	(51,018)	(31,283)
Sales of whole loans held for sale at lower of cost or fair
value	201,681	—	68,022
Net increase in loans, net of participations sold	(518,832)	(746,132)	(745,434)
Sales of other real estate	568	744	1,100
Purchases of premises and equipment	(3,218)	(1,924)	(3,941)
Disposal of premises and equipment	—	—	15
Purchase of wealth management company	—	(800)	—
Proceeds from death benefit	—	677	—
Purchase of life insurance	—	(10,000)	—
Net cash used in investing activities	(433,175)	(625,427)	(745,159)

	Years Ended December 31,
(In thousands)	2016	2015	2014
Financing activities:
Net increase in deposits	476,367	636,777	651,443
Net decrease in overnight borrowings	(40,700)	(13,900)	(300)
Proceeds from Federal Home Loan Bank advances	—	—	9,000
Repayments of FHLB advances	(21,897)	—	—
Dividends paid on common stock	(3,296)	(3,100)	(2,414)
Exercise of stock options, net stock swaps	1,069	86	174
Restricted stock repurchased on vesting to pay taxes	(554)	(81)	—
Proceeds from issuance of subordinated debt	48,693	—	—
Net proceeds, rights offering	—	—	48,358
Sale of common shares (Dividend Reinvestment Program)	22,461	13,648	7,429
Purchase of shares of profit sharing plan	—	—	70
Issuance of shares for employee stock purchase plan	637	644	196
Net cash provided by financing activities	482,780	634,074	713,956
Net increase/(decrease) in cash and cash equivalents	92,531	38,953	(3,940)
Cash and cash equivalents at beginning of year	70,160	31,207	35,147
Cash and cash equivalents at end of year	$162,691	$70,160	$31,207
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$19,965	$13,726	$7,042
Income taxes	14,870	15,572	7,747
Transfer of loans to loans held for sale	182,694	286,519	67,855
Transfer of loans held for sale to loan portfolio	30,121	—	—
Transfer of loans to other real estate owned	534	233	744
Increase in capital lease	—	—	2,326
Acquisition (Note 18)
Goodwill	—	1,010	—
Customer relationship & other intangibles	—	1,790	—

(1)Includes mortgage loans originated with the intent to sell which are carried at fair value. In addition, this includes the guaranteed portion of SBA loans which are carried at the lower of cost or fair value.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $5.8 million and $236 thousand as of December 31, 2016 and 2015, respectively. As of December 31, 2016, SBA loans held for sale totaled $388 thousand. There were no SBA loans held for sale as of December 31, 2015. The servicing asset recorded was not material.

Loans originated with the intent to hold and subsequently transferred to loans held for sale are carried at the lower of cost or fair value. These are loans that the Company no longer has the intent to hold for the foreseeable future.

Loans: Loans that Management has the intent and ability to hold for the foreseeable future or until maturity are stated at the principal amount outstanding. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less purchased premium and discounts and net deferred fees. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment, on a level-yield method, to the loan’s yield. The definition of recorded investment in loans includes accrued interest receivable and deferred fees/cost, however, for the Company’s loan disclosures, accrued interest and deferred fees/cost was excluded as the impact was not material.

Loans are considered past due when they are not paid in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. All interest accrued but not received for loans placed on nonaccrual, is reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six months. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Nonaccrual mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in the State of New Jersey and New York.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for incurred credit losses that are deemed to be probable. When Management is reasonably certain that a loan balance is not fully collectable an analysis is completed and either a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage then pass-rated loans using a multiple that is calculated annually through a migration analysis. At December 31, 2016 and 2015, the multiple was 4.0 times and 5.0 times for non-impaired substandard loans and 2.0 times and 2.5 times for non-impaired special mention loans.

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

Derivatives: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation . For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2013 or by state and local tax authorities for years prior to 2012.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Benefit Plans: The Company has a 401(K) profit-sharing and investment plan, which covers substantially all salaried employees over the age of 21 with at least 12 months of service.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards/units issued to employees and non-employee directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the fair value of the Company’s common stock at the date of grant is used for restricted stock awards/units. Compensation expense is recognized over the required service or performance period, generally defined as the vesting period. For awards with graded vesting, compensation expense is recognized on a straight-line basis over the requisite service period. The stock options granted under these plans are exercisable at a price equal to the fair value of common stock on the date of grant and expire not more than ten years after the date of grant.

Employee Stock Purchase Plan (“ESPP”): On April 22, 2014, the shareholders of the Company approved the 2014 ESPP. The ESPP provides for the granting of purchase rights of up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. Subject to certain eligibility requirements and restrictions, the ESPP allows employees to purchase shares during four three-month offering periods (“Offering Periods”). Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between one percent and 15 percent of their compensation. At the end of each Offering Period on the purchase date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price. The purchase price is an amount equal to 85 percent of the closing market price of a share of common stock on the purchase date. Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the period without penalty. The fair value of each share purchase right is determined using the Black-Scholes option pricing model and the Company recorded $100 thousand, $100 thousand and $49 thousand of expense in salaries and employee benefits expense for the twelve months ended December 31, 2016, 2015 and 2014. Total shares issued under the ESPP were 32,190, 30,766 and 10,698 during 2016, 2015 and 2014, respectively.

Earnings Per Share (“EPS”): In calculating earnings per share, there are no adjustments to net income available to common shareholders, which is the numerator of both the Basic and Diluted EPS. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. Common stock options outstanding are common stock equivalents, as are restricted stock/units until vested. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

(In thousands, except share and per share data)	2016	2015	2014
Net income available to common shareholders	$26,477	$19,972	$14,890
Basic weighted average shares outstanding	16,318,868	15,187,637	12,065,615
Plus: common stock equivalents	196,130	247,359	106,492
Diluted weighted average shares outstanding	16,514,998	15,434,996	12,172,107
Earnings per share:
Basic	$1.62	$1.31	$1.23
Diluted	1.60	1.29	1.22

Stock options totaling 2,479, 92,720 and 478,389 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2016, 2015 and 2014, respectively, because they were considered antidilutive.

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

Reclassification: Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2016 presentation and had no effect on the consolidated income statements or shareholders’ equity.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments. This guidance amends existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is evaluating the impact of these amendments on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the APIC pool and reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. Excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. Additionally, this update permits an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This accounting guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Upon adoption, excess tax benefits and tax deficiencies will be recognized in the provision for income taxes on the consolidated statement of operations and will be presented within operating activities on the consolidated statement of cash flows.

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

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of December 31, 2016 and 2015 follows:

	2016
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$21,991	$—	$(474)	$21,517
Mortgage-backed securities-residential	238,271	860	(1,514)	237,617
SBA pool securities	6,778	—	(65)	6,713
State and political subdivisions	29,107	160	(274)	28,993
Corporate bond	3,000	113	—	3,113
Single-issuer trust preferred security	2,999	—	(389)	2,610
CRA investment fund	5,000	—	(175)	4,825
Total	$307,146	$1,133	$(2,891)	$305,388

	2015
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
(In thousands)	Cost	Gains	Losses	Value
Mortgage-backed securities-residential	$159,747	$1,293	$(433)	$160,607
SBA pool securities	7,601	—	(81)	7,520
State and political subdivisions	21,612	417	—	22,029
Single-issuer trust preferred security	2,999	—	(464)	2,535
CRA investment fund	3,000	—	(61)	2,939
Total	$194,959	$1,710	$(1,039)	$195,630

The amortized cost and approximate fair value of investment securities available for sale as of December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities, marketable equity securities and the CRA Investment Fund, are shown separately.

Maturing in:
(In thousands)	Amortized Cost	Fair Value
One year or less	$9,483	$9,487
After one year through five years	19,409	19,451
After five years through ten years	20,359	19,873
After ten years	7,846	7,422
	57,097	56,233
Mortgage-backed securities-residential	238,271	237,617
SBA pool securities	6,778	6,713
CRA investment fund	5,000	4,825
Total	$307,146	$305,388

Securities available for sale with fair value of $154.7 million and $136.0 million as of December 31, 2016 and December 31, 2015, respectively, were pledged to secure public funds and for other purposes required or permitted by law.

The following is a summary of the gross gains, gross losses and net tax expense related to proceeds on sales of securities available for sale for the years ended December 31,

(In thousands)	2016	2015	2014
Proceeds on sales	$5,499	$46,254	$35,411
Gross gains	133	536	414
Gross losses	(14)	(9)	(154)
Net tax expense	44	216	91

The following table presents the Company’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2016 and 2015.

	2016
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-
sponsored agencies	$21,517	$(474)	$—	$—	$21,517	$(474)
Mortgage-backed
securities-residential	151,114	(1,472)	5,147	(42)	156,261	(1,514)
SBA pool securities	—	—	6,713	(65)	6,713	(65)
State and political
subdivisions	9,412	(274)	—	—	9,412	(274)
Single-issuer trust
preferred security	—	—	2,610	(389)	2,610	(389)
CRA investment fund	1,930	(70)	2,894	(105)	4,824	(175)
Total	$183,973	$(2,290)	$17,364	$(601)	$201,337	$(2,891)

	2015
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed
securities-residential	$89,717	$(345)	$8,913	$(88)	$98,630	$(433)
SBA pool securities	—		7,520	(81)	7,520	(81)
Single-issuer trust
preferred security	—	—	2,535	(464)	2,535	(464)
CRA investment fund	—	—	2,939	(61)	2,939	(61)
Total	$89,717	$(345)	$21,907	$(694)	$111,624	$(1,039)

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the credit worthiness of the issuers. The Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery.

At December 31, 2016, the unrealized loss of $389 thousand is related to a single-issuer trust preferred security issued by a large bank holding company that has experienced declines in fair value on all its securities due to the turmoil in the financial markets and a merger. The investment continues to be rated below investment grade by at least two recognized rating agencies. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. The fair value of this security at December 31, 2016, is higher than the fair value at December 31, 2015. Management believes the depressed valuation is a result of the nature of the bond, a trust preferred security, and the bond’s very low yield and not due to credit. At December 31, 2016, Management does not intend to sell the security nor is it likely that it will be required to sell the security before its anticipated recovery.

No other-than-temporary impairment charges were recognized in 2016, 2015 or 2014.

3. LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2016	Loans	2015	Loans
Residential mortgage	$527,370	15.92%	$470,869	16.16%
Multifamily mortgage	1,459,594	44.07	1,416,775	48.63
Commercial mortgage	551,233	16.65	413,118	14.18
Commercial loans	636,714	19.23	512,886	17.60
Construction loans	1,405	0.04	1,401	0.05
Home equity lines of credit	65,682	1.98	52,649	1.81
Consumer loans, including
fixed rate home equity loans	69,654	2.10	45,044	1.55
Other loans	492	0.01	500	0.02
Total loans	$3,312,144	100.00%	$2,913,242	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio classes have been identified as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2016	Loans	2015	Loans
Primary residential mortgage	$557,970	16.86%	$483,085	16.59%
Home equity lines of credit	65,683	1.98	52,804	1.81
Junior lien loan on residence	9,206	0.28	11,503	0.39
Multifamily property	1,459,594	44.09	1,416,775	48.66
Owner-occupied commercial
real estate	176,123	5.32	176,276	6.05
Investment commercial real estate	752,258	22.73	568,849	19.54
Commercial and industrial	213,983	6.47	154,295	5.30
Farmland/Agricultural production	169	0.01	179	0.01
Commercial construction	1,497	0.04	151	0.01
Consumer and other	73,621	2.22	47,635	1.64
Total loans	$3,310,104	100.00%	$2,911,552	100.00%
Net deferred costs	2,040		1,690
Total loans including
net deferred costs	$3,312,144		$2,913,242

Loans are transferred from the loan portfolio to held for sale when the Company no longer has the intent to hold the loans for the foreseeable future.

Multifamily loans held for sale, at lower of cost or fair value, totaled $82.2 million as of December 31, 2015. The Company did not have any multi-family loans held for sale as of December 31, 2016. The Company sold approximately $234 million and $204 million in multifamily loans during 2016 and 2015. The loans sold in 2016 include both loan participations and whole loan sales, compared to 2015, where the Company sold loan participations. Gain on sale of whole loans sold in 2016 totaled approximately $1.2 million and none of the loans were sold at a loss.

During 2016, the Company transferred $30.1 million of loans from held for sale back to the loan portfolio. These loans were transferred at lower of cost or fair value. No loss was recognized on the transfer.

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

The following table shows the changes in loans to officers, directors or their associates:

(In thousands)	2016	2015
Balance, beginning of year	$4,280	$4,518
New loans	1,329	1,747
Repayments	(697)	(1,985)
Loans with individuals no longer considered related parties	(124)	—
Balance, at end of year	$4,788	$4,280

The following tables present the loan balances by portfolio segment, based on impairment method, and the corresponding balances in the allowance for loan losses as of December 31, 2016 and 2015:

December 31, 2016
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$15,814	$456	$542,156	$3,210	$557,970	$3,666
Home equity lines
of credit	53	—	65,630	233	65,683	233
Junior lien loan
on residence	229	—	8,977	16	9,206	16
Multifamily
property	—	—	1,459,594	11,192	1,459,594	11,192
Owner-occupied
commercial
real estate	1,486	—	174,637	1,774	176,123	1,774
Investment
commercial
real estate	11,335	214	740,923	10,695	752,258	10,909
Commercial and
industrial	154	154	213,829	4,010	213,983	4,164
Secured by
farmland and
agricultural
production	—	—	169	2	169	2
Commercial
construction	—	—	1,497	9	1,497	9
Consumer and
other	—	—	73,621	243	73,621	243
Total ALLL	$29,071	$824	$3,281,033	$31,384	$3,310,104	$32,208

December 31, 2015

	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$9,752	$291	$473,333	$2,006	$483,085	$2,297
Home equity
lines of credit	254	—	52,550	86	52,804	86
Junior lien loan
on residence	176	—	11,327	66	11,503	66
Multifamily
property	—	—	1,416,775	11,813	1,416,775	11,813
Owner-occupied
commercial
real estate	1,272	—	175,004	1,679	176,276	1,679
Investment
commercial
real estate	11,482	61	557,367	7,529	568,849	7,590
Commercial and
industrial	171	138	154,124	2,071	154,295	2,209
Secured by
farmland and
agricultural
production	—	—	179	2	179	2
Commercial
construction	—	—	151	2	151	2
Consumer and
other	—	—	47,635	112	47,635	112
Total ALLL	$23,107	$490	$2,888,445	$25,366	$2,911,552	$25,856

Impaired loans include nonaccrual loans of $11.3 million at December 31, 2016 and $6.7 million at December 31, 2015. Impaired loans also include performing troubled debt restructured loans of $17.8 million at December 31, 2016 and $16.2 million at December 31, 2015. At December 31, 2016, the allowance allocated to troubled debt restructured loans totaled $550 thousand of which $314 thousand was allocated to nonaccrual loans. At December 31, 2015, the allowance allocated to troubled debt restructured loans totaled $441 thousand of which $162 thousand was allocated to nonaccrual loans. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of December 31, 2016. The Company has not committed to lend additional amounts as of December 31, 2016 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2016 and 2015:

	December 31, 2016
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$16,015	$14,090	$—	$10,038
Owner-occupied commercial real estate	1,597	1,486	—	1,450
Investment commercial real estate	9,711	9,711	—	9,974
Home equity lines of credit	56	53	—	143
Junior lien loan on residence	280	229	—	339
Total loans with no related allowance	$27,659	$25,569	$—	$21,944
With related allowance recorded:
Primary residential mortgage	$1,787	$1,724	$456	$1,678
Investment commercial real estate	1,640	1,624	214	1,642
Commercial and industrial	204	154	154	145
Total loans with related allowance	$3,631	$3,502	$824	$3,465
Total loans individually evaluated
for impairment	$31,290	$29,071	$824	$25,409

	December 31, 2015
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$8,998	$7,782	$—	$5,683
Owner-occupied commercial real estate	1,460	1,272	—	1,379
Investment commercial real estate	11,099	10,233	—	10,330
Commercial and industrial	63	33	—	112
Home equity lines of credit	258	254	—	229
Junior lien loan on residence	219	176	—	166
Consumer and other	—	—	—	1
Total loans with no related allowance	$22,097	$19,750	$—	$17,900
With related allowance recorded:
Primary residential mortgage	$2,090	$1,970	$291	$1,894
Investment commercial real estate	1,249	1,249	61	1,266
Commercial and industrial	179	138	138	144
Total loans with related allowance	$3,518	$3,357	$490	$3,304
Total loans individually evaluated
for impairment	$25,615	$23,107	$490	$21,204

Interest income recognized during 2016, 2015 and 2014 was not material.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and 2015:

	December 31, 2016
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$9,071	$—
Home equity lines of credit	30	—
Junior lien loan on residence	115	—
Owner-occupied commercial real estate	1,486	—
Investment commercial real estate	408	—
Commercial and industrial	154	—
Consumer and other	—	—
Total	$11,264	$—

	December 31, 2015
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,549	$—
Home equity lines of credit	229	—
Junior lien loan on residence	118	—
Owner-occupied commercial real estate	1,272	—
Investment commercial real estate	408	—
Commercial and industrial	171	—
Consumer and other	—	—
Total	$6,747	$—

The following tables present the recorded investment in past due loans as of December 31, 2016 and 2015 by class of loans, excluding nonaccrual loans:

	December 31, 2016
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$620	$480	$—	$1,100
Junior lien loan on residence	—	25	—	25
Owner-occupied commercial real estate	209	—	—	209
Commercial and industrial	22	—	—	22
Total	$851	$505	$—	$1,356

	December 31, 2015
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,214	$157	$—	$1,371
Investment commercial real estate	772	—	—	772
Total	$1,986	$157	$—	$2,143

Credit Quality Indicators:

The Company places all commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten and then annually based on set criteria in the loan policy.

In addition, the Bank has engaged an independent loan review firm to validate risk ratings and to ensure compliance with our policies and procedures. This review is performed in quarterly installments. The sample methodology is shown below:

•	All loans over $5,000,000;
•	All loans in a relationship will be covered at the same time;
•	All loans with a risk rating of criticized or classified;
•	All nonaccrual loans not criticized or classified;
•	All loans that are 60 days or more past due as of the review date;
•	A sample of loans over $500,000 with weighting by exposure;
•	On a random sampling basis for loans under $500,000; and
•	Whenever Management otherwise identifies a positive or negative trend or issue relating to a borrower.

The Company uses the following regulatory definitions for criticized and classified risk ratings:

Special Mention: These loans have a potential weakness that deserves Management’s close attention. If left uncorrected, the potential weaknesses may result in deterioration of the repayment prospects for the loans or of the institution’s credit position at some future date.

Substandard: These loans are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: These loans have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.

The table below presents, based on the most recent analysis performed, the risk category of loans by class of loans for December 31, 2016 and 2015.

December 31, 2016

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$541,359	$660	$15,951	$—
Home equity lines of credit	65,630	—	53	—
Junior lien loan on residence	8,977	—	229	—
Multifamily property	1,456,328	2,867	399	—
Owner-occupied commercial real estate	170,851	—	5,272	—
Investment commercial real estate	724,203	5,116	22,939	—
Commercial and industrial	208,617	4,411	955	—
Secured by farmland and agricultural	169	—	—	—
Commercial construction	1,400	97	—	—
Consumer and other loans	73,621	—	—	—
Total	$3,251,155	$13,151	$45,798	$—

December 31, 2015

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$471,859	$1,332	$9,894	$—
Home equity lines of credit	52,550	—	254	—
Junior lien loan on residence	11,327	—	176	—
Multifamily property	1,407,856	7,718	1,201	—
Owner-occupied commercial real estate	170,420	928	4,928	—
Investment commercial real estate	536,479	6,217	26,153	—
Commercial and industrial	148,940	5,184	171	—
Secured by farmland and agricultural	179	—	—	—
Commercial construction	—	151	—	—
Consumer and other loans	47,635	—	—	—
Total	$2,847,245	$21,530	$42,777	$—

At December 31, 2016, $27.9 million of substandard loans were also considered impaired as compared to December 31, 2015, when $21.8 million of the special mention and the substandard loans were also considered impaired.

The tables below present a roll forward of the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014.

	January 1,				December 31,
	2016				2016
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,297	$(1,047)	$28	$2,388	$3,666
Home equity lines of credit	86	(91)	15	223	233
Junior lien loan on residence	66	—	140	(190)	16
Multifamily property	11,813	—	—	(621)	11,192
Owner-occupied commercial
real estate	1,679	(11)	72	34	1,774
Investment commercial real estate	7,590	(520)	246	3,593	10,909
Commercial and industrial	2,209	(16)	29	1,942	4,164
Secured by farmland and agricultural	2	—	—	—	2
Commercial construction	2	—	—	7	9
Consumer and other	112	(5)	12	124	243
Total ALLL	$25,856	$(1,690)	$542	$7,500	$32,208

	January 1,				December 31,
	2015				2015
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,923	$(638)	$80	$(68)	$2,297
Home equity lines of credit	156	(210)	2	138	86
Junior lien loan on residence	109	(13)	62	(92)	66
Multifamily property	8,983	—	—	2,830	11,813
Owner-occupied commercial
real estate	1,547	—	11	121	1,679
Investment commercial real estate	4,751	(16)	18	2,837	7,590
Commercial and industrial	880	(73)	81	1,321	2,209
Secured by farmland and agricultural	4	—	—	(2)	2
Commercial construction	31	—	—	(29)	2
Consumer and other	96	(41)	13	44	112
Total ALLL	$19,480	$(991)	$267	$7,100	$25,856

	January 1,				December 31,
	2014				2014
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,361	$(273)	$1	$834	$2,923
Home equity lines of credit	181	—	—	(25)	156
Junior lien loan on residence	156	(1)	103	(149)	109
Multifamily property	4,003	—	—	4,980	8,983
Owner-occupied commercial
real estate	2,563	(669)	106	(453)	1,547
Investment commercial real estate	5,083	—	18	(350)	4,751
Commercial and industrial	825	(123)	85	93	880
Secured by farmland and agricultural	3	—	—	1	4
Commercial construction	120	—	—	(89)	31
Consumer and other	78	(22)	7	33	96
Total ALLL	$15,373	$(1,088)	$320	$4,875	$19,480

Troubled Debt Restructurings: The Company has allocated $550 thousand and $441 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2016 and December 31, 2015, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ended December 31, 2016, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	7	$4,691	$4,691
Junior Lien loan on residence	1	63	63
Commercial and industrial	1	26	26
Total	9	$4,780	$4,780

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	11	$3,296	$3,296
Junior Lien loan on residence	1	58	58
Investment commercial real estate	1	750	750
Total	13	$4,104	$4,104

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2014:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	8	$2,138	$2,138
Investment commercial real estate	1	1,281	1,281
Total	9	$3,419	$3,419

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses. In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructuring during the years ended December 31, 2016, 2015 and 2014.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2016 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$269
Total	1	$269

There were no payment defaults on loans modified as troubled debt restructurings within twelve months of modification during the year ending December 31, 2015 and 2014.

The defaults described above did not have a material impact on the allowance for loan losses during 2016, 2015 and 2014.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The modification of the terms of such loans may include one or more of the following: (1) a reduction of the stated interest rate of the loan to a rate that is lower than the current market rate for new debt with similar risk; (2) an extension of an interest only period for a predetermined period of time; (3) an extension of the maturity date; or (4) an extension of the amortization period over which future payments will be computed. At the time a loan is restructured, the Bank performs a full re-underwriting analysis, which includes, at a minimum, obtaining current financial statements and tax returns, copies of all leases, and an updated independent appraisal of the property. A loan will continue to accrue interest if it can be reasonably determined that the borrower should be able to perform under the modified terms, that the loan has not been chronically delinquent (both to debt service and real estate taxes) or in nonaccrual status since its inception, and that there have been no charge-offs on the loan. Restructured loans with previous charge-offs would not accrue interest at the time of the troubled debt restructuring. At a minimum, six months of contractual payments would need to be made on a restructured loan before returning it to accrual status. Once a loan is classified as a TDR, the loan is reported as a TDR until the loan is paid in full, sold or charged-off. In rare circumstances, a loan may be removed from TDR status, if it meets the requirements of ASC 310-40-50-2.

4. PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2016	2015
Land and land improvements	$6,160	$4,942
Buildings	11,982	11,970
Furniture and equipment	17,572	16,857
Leasehold improvements	11,138	10,423
Projects in progress	1,415	919
Capital lease asset	11,237	11,237
	59,504	56,348
Less: accumulated depreciation	29,133	26,102
Total	$30,371	$30,246

The Company has included leases in premises and equipment as follows:

(In thousands)	2016	2015
Land and buildings	$11,237	$11,237
Less: accumulated depreciation	3,915	3,167
Total	$7,322	$8,070

Projects in progress represents costs associated with renovations to the Company’s headquarters in addition to smaller renovation or equipment installation projects at other locations.

The Company recorded depreciation expense of $3.1 million, $3.9 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company leases its corporate headquarters building under a capital lease and in 2014, leased additional space in the building. The lease arrangement requires monthly payments through 2025. Related depreciation expense and accumulated depreciation of $607 thousand, $607 thousand and $531 thousand is included in the results of 2016, 2015 and 2014, respectively.

The Company also leases its Gladstone branch after completing a sale-leaseback transaction involving the property in 2011. The lease arrangement requires monthly payments through 2031. The gain on the sale of $764 thousand was deferred and will be accreted to income over the life of the lease. Related depreciation expense and accumulated depreciation of $141 thousand is included in each of the 2016, 2015 and 2014 results.

The following is a schedule by year of future minimum lease payments under capitalized leases, together with the present value of net minimum lease payments as of December 31, 2016:

(In thousands)
2017	$1,081
2018	1,127
2019	1,146
2020	1,195
2021	1,232
Thereafter	6,587
Total minimum lease payments	12,368
Less: amount representing interest	2,675
Present value of net minimum lease payments	$9,693

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

5. OTHER REAL ESTATE OWNED

At December 31, 2016 and 2015, the Company had other real estate owned, net of valuation allowances, totaling $534 thousand and $563 thousand, respectively.

The following table shows the activity in other real estate owned, excluding the valuation allowance, for the years ended December 31,

(In thousands)	2016	2015
Balance, beginning of year	$3,233	$3,744
OREO properties added	534	233
Sales during year	(3,233)	(744)
Balance, end of year	$534	$3,233

The following table shows the activity in the valuation allowance for the years ended December 31,

(In thousands)	2016	2015	2014
Balance, beginning of year	$2,670	$2,420	$2,020
Additions charged to expense	—	250	400
Direct writedowns	(2,670)	—	—
Balance, end of year	$—	$2,670	$2,420

The following table shows expenses related to other real estate owned for the years ended December 31,

(In thousands)	2016	2015	2014
Net gain on sales	$(5)	$—	$(139)
Provision for unrealized losses	—	250	400
Operating expenses, net of rental income	59	51	179
Total	$54	$301	$440

6. DEPOSITS

Time deposits over $250,000 totaled $118.7 million and $115.6 million at December 31, 2016 and 2015, respectively.

The following table sets forth the details of total deposits as of December 31,

	2016		2015
(Dollars in thousands)
Noninterest-bearing demand deposits	$489,485	14.35%	$419,887	14.30%
Interest-bearing checking	1,023,081	29.99	861,697	29.36
Savings	120,056	3.52	115,007	3.92
Money market	1,048,494	30.73	810,709	27.62
Certificates of deposit	457,000	13.39	434,450	14.80
Interest-bearing demand - Brokered	180,000	5.27	200,000	6.81
Certificates of deposit - Brokered	93,721	2.75	93,720	3.19
Total deposits	$3,411,837	100.00%	$2,935,470	100.00%

The scheduled maturities of time deposits as of December 31, 2016 are as follows:

(In thousands)
2017	$152,113
2018	203,630
2019	71,084
2020	34,420
2021	18,539
Over 5 Years	70,935
Total	$550,721

7. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from FHLB totaled $61.8 million at December 31, 2016, with a weighted average interest rate of 2.02 percent. Advances from FHLB totaled $83.7 million at December 31, 2015, with a weighted average interest rate of 1.78 percent.

At December 31, 2016 advances totaling $49.8 million with a weighted average rate of 1.78 percent, have fixed maturity dates. At December 31, 2015 advances totaling $71.7 million with a weighted average rate of 1.57 percent, have fixed maturity dates. At December 31, 2016 the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $468.3 million and multifamily mortgages totaling $1.2 billion, while at December 31, 2015 the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $428.2 million and multifamily totaling $1.1 billion.

At both December 31, 2016 and December 31, 2015, the Company had $12.0 million in variable rate advances, with a weighted average rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $14.6 million at December 31, 2016 and $13.2 million at December 31, 2015.

The advances have prepayment penalties.

The scheduled principal repayments and maturities of advances as of December 31, 2016 are as follows:

(In thousands)
2017	$23,897
2018	34,898
2019	3,000
2020	—
2021	—
Over 5 years	—
Total	$61,795

At December 31, 2016 there were no overnight borrowings with the FHLB and at December 31, 2015 there were overnight borrowings with the FHLB of $40.7 million with a weighted average rate of 0.52 percent. At December 31, 2016, unused short-term or overnight borrowing commitments totaled $1.1 billion from the FHLB, $22.0 million from correspondent banks and $632.0 million at the Federal Reserve Bank.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of December 31, 2016, all collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$21,517	$—	$21,517	$—
Mortgage-backed securities-residential	237,617	—	237,617	—
SBA pool securities	6,713	—	6,713	—
State and political subdivisions	28,993	—	28,993	—
Corporate bond	3,113	—	3,113
Single-issuer trust preferred security	2,610	—	2,610	—
CRA investment fund	4,825	4,825	—	—
Loans held for sale, at fair value	1,200	—	1,200	—
Derivatives:
Cash flow hedges	123	—	123	—
Loan level swaps	1,543	—	1,543	—
Total	$308,254	$4,825	$303,429	$—

Liabilities:
Derivatives:
Cash flow hedges	(867)	—	(867)	—
Loan level swaps	(1,543)	—	(1,543)	—
Total	$(2,410)	$—	$(2,410)	$—

(In thousands)	December 31, 2015
Assets:
Securities available for sale:
Mortgage-backed securities-residential	$160,607	$—	$160,607	$—
SBA pool securities	7,520	—	7,520	—
State and political subdivisions	22,029	—	22,029	—
Single-issuer trust preferred security	2,535	—	2,535	—
CRA investment fund	2,939	2,939	—	—
Loans held for sale, at fair value	1,558	—	1,558	—
Derivatives:
Cash flow hedges	104	—	104	—
Loan level swaps	1,106	—	1,106	—
Total	$198,398	$2,939	$195,459	$—

Liabilities:
Derivatives:
Cash flow hedges	(1,434)	—	(1,434)	—
Loan level swaps	(1,106)	—	(1,106)	—
Total	$(2,540)	$—	$(2,540)	$—

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2016 and December 31, 2015.

The following tables present residential loans held for sale, at fair value for the periods indicated:

	December 31, 2016	December 31, 2015
Residential loans contractual balance	$1,181	$1,536
Fair value adjustment	19	22
Total fair value of residential loans held for sale	$1,200	$1,558

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2016.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

Fair Value Measurements Using
Quoted
Prices In
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$245	$—	$—	$245

(In thousands)	December 31, 2015
Assets:
Impaired loans:
Primary residential mortgage	$251	$—	$—	$251
OREO	330	—	—	330

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $408 thousand, with a valuation allowance of $163 thousand at December 31, 2016. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $299 thousand, with a valuation allowance of $48 thousand at December 31, 2015.

At December 31, 2015, OREO at fair value represents one commercial property. The Company recorded a valuation allowance of $250 thousand during 2015.

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 are as follows:

		Fair Value Measurements at December 31, 2016 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$162,691	$162,691	$—	$—	$162,691
Securities available for sale	305,388	4,825	300,563	—	305,388
FHLB and FRB stock	13,813	—	—	—	N/A
Loans held for sale, at fair value	1,200	—	1,200	—	1,200
Loans held for sale, at lower of cost
or fair value	388	—	428	—	428
Loans, net of allowance for loan losses	3,279,936	—	—	3,256,837	3,256,837
Accrued interest receivable	8,153	—	899	7,254	8,153
Cash flow hedges	123	—	123	—	123
Loan level swaps	1,543	—	1,543	—	1,543
Financial liabilities
Deposits	$3,411,837	$2,861,116	$549,332	$—	$3,410,448
Federal Home Loan Bank advances	61,795	—	62,286	—	62,286
Subordinated debt	48,764	—	—	48,768	48,768
Accrued interest payable	1,127	161	966	—	1,127
Cash flow hedges	867	—	867	—	867
Loan level swaps	1,543	—	1,543	—	1,543

The carrying amounts and estimated fair values of financial instruments at December 31, 2015 are as follows:

		Fair Value Measurements at December 31, 2015 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$70,160	$70,160	$—	$—	$70,160
Securities available for sale	195,630	2,939	192,691	—	195,630
FHLB and FRB stock	13,984	—	—	—	N/A
Loans held for sale, at fair value	1,558	—	1,558	—	1,558
Loans held for sale, at lower of cost
or fair value	82,200	—	82,200	—	82,200
Loans, net of allowance for loan losses	2,887,386	—	—	2,865,601	2,865,601
Accrued interest receivable	6,820	—	562	6,258	6,820
Cash flow hedges	104	—	104	—	104
Loan level swaps	1,106	—	1,106	—	1,106
Financial liabilities
Deposits	$2,935,470	$2,407,300	$526,226	$—	$2,933,526
Overnight borrowings	40,700	—	40,700	—	40,700
Federal Home Loan Bank advances	83,692	—	84,409	—	84,409
Accrued interest payable	957	128	829	—	957
Cash flow hedges	1,434	—	1,434	—	1,434
Loan level swaps	1,106	—	1,106	—	1,106

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

Subordinated debentures: The fair values of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

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

9. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31,

(In thousands)	2016	2015	2014
Professional and legal fees	$3,459	$2,747	$1,873
FDIC insurance	4,758	2,154	1,381
Wealth Division other expense	2,029	2,147	1,896
Branch Restructure (Note 4)	—	1,735	—
Telephone	976	942	914
Advertising	824	637	594
Loan expense	715	426	532
Provision for ORE losses	—	250	400
Intangible amortization	123	82	—
Other operating expenses	5,980	5,959	5,746
Total other operating expenses	$18,864	$17,079	$13,336

10. INCOME TAXES

The income tax expense included in the consolidated financial statements for the years ended December 31, is allocated as follows:

(In thousands)	2016	2015	2014
Federal:
Current expense/(benefit)	$13,207	$13,035	$10,251
Deferred expense/(benefit)	486	(3,210)	(2,626)
State:
Current expense/(benefit)	2,105	3,176	625
Deferred expense/(benefit)	466	(833)	1,146
Total income tax expense	$16,264	$12,168	$9,396

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income before taxes as a result of the following:

(In thousands)	2016	2015	2014
Computed “expected” tax expense	$14,959	$11,249	$8,500
(Decrease)/increase in taxes resulting from:
Tax-exempt income	(496)	(316)	(152)
State income taxes	1,671	1,523	1,102
Bank owned life insurance income	(195)	(279)	(152)
Interest disallowance	95	40	9
Meals and entertainment expense	77	69	69
Stock-based compensation	15	86	60
Rate adjustment	—	(70)	—
Other	138	(134)	(40)
Total income tax expense	$16,264	$12,168	$9,396

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$12,969	$10,437
Valuation allowance for OREO losses	—	1,084
Federal and state net operating loss carryforward	—	6
Lease adjustment	89	122
Post-retirement benefits	443	445
Prepaid alternative minimum assessment	283	283
Contribution limitation	235	237
Charitable contribution carryforward	—	32
Organization costs	22	24
Cash flow hedge	304	544
Unrealized loss on securities available for sale	668	—
Stock option expense	387	414
Nonaccrual interest	25	127
Accrued compensation	1,993	3,349
Capital leases	1,075	1,407
Total gross deferred tax assets	$18,493	$18,511
Deferred tax liabilities:
Bank premises and equipment, principally due to differences in depreciation	$800	$767
Unrealized gain on securities available for sale	—	262
Deferred loan origination costs and fees	1,535	1,114
Deferred income	790	721
Investment securities, principally due to the accretion of bond discount	4	29
Other	44	36
Total gross deferred tax liabilities	3,173	2,929
Net deferred tax asset	$15,320	$15,582

Based upon taxes paid and projected future taxable income, Management believes that it is more likely than not that the gross deferred tax assets will be realized.

At December 31, 2016 and 2015, the Company had no unrecognized tax benefits. The Company does not expect the amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company is subject to U.S. Federal income tax as well as income tax of various state jurisdictions. The Company is no longer subject to federal examination for tax years prior to 2013. The tax years of 2013, 2014 and 2015 remains open to federal examination. The Company is no longer subject to state and local examinations by tax authorities for tax years prior to 2012. The tax years of 2012, 2013, 2014 and 2015 remain open for state examination.

11. BENEFIT PLANS

The Company sponsors a profit sharing plan and a savings plan under Section 401(K) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. Under the savings plan, the Company contributes three percent of salary for each employee regardless of the employees’ contributions as well as partially matching employee contributions. Expense for the savings plan totaled approximately $1.6 million, $1.6 million and $1.4 million in 2016, 2015 and 2014, respectively.

Contributions to the profit sharing plan are made at the discretion of the Board of Directors and all funds are invested solely in Peapack-Gladstone Financial Corporation common stock. The Company did not contribute to the profit sharing plan in 2016, 2015 or 2014.

12. STOCK-BASED COMPENSATION

The Company’s 2006 Long-Term Stock Incentive Plan and 2012 Long-Term Stock Incentive Plan allow the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. As of December 31, 2016 the total number of shares available for grant in all active plans was 1,442,381. There are no shares remaining for issuance with respect to stock option plans approved in 1995, 1998 and 2002; however, options granted under those plans are still included in the numbers below.

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

Changes in options outstanding during 2016 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2016	267,289	$17.28
Granted during 2016	—	—
Exercised during 2016	(70,527)	18.94
Expired during 2016	(16,729)	21.31
Forfeited during 2016	(874)	13.51
Balance, December 31, 2016	179,159	$16.27	3.77 years	$2,618
Vested and expected to vest (1)	178,663	$16.31	3.77 years	$2,603
Exercisable at December 31, 2016	170,896	$16.41	3.68 years	$2,472

(1)	The difference between the shares which are exercisable (fully vested) and those which are expected to vest is due to anticipated forfeitures.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on December 31, 2016 was $30.88.

There were no stock options granted during 2016. The per share weighted average fair value of stock options granted during 2014 was $7.50, on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted average assumptions:

2014
Dividend yield	1.02%
Expected volatility	40%
Expected life	7 Years
Risk-free interest rate	2.18%

As of December 31, 2016, there was approximately $5 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 0.34 years.

The Company issued stock awards/units in 2016, 2015 and 2014. The stock awards were either service based awards or performance based awards. The service based awards vest ratably over a three or five year period. The performance based awards that were granted in prior periods, are dependent upon the Company meeting certain performance criteria and cliff vest at the end of the performance period. During the fourth quarter of 2015, the Company concluded that the performance targets for the 2014 and 2015 grants will no longer be met and therefore, reversed approximately $592 thousand of previously recorded expense for the performance awards. Total unrecognized compensation expense for performance based awards is $1.7 million as of December 31, 2016. The Company does not expect the performance based awards to vest. As of December 31, 2016, there was $4.6 million of total unrecognized compensation cost related to nonvested shares, which is expected to vest over 1.5 years. Total stock-based compensation expense recognized for stock awards totaled $2.8 million, $1.5 million and $1.5 million in 2016, 2015 and 2014, respectively, while total stock-based compensation expense recognized for stock options was $56 thousand, $219 thousand and $234 thousand for 2016, 2015 and 2014, respectively.

Changes in nonvested shares dependent on performance criteria for 2016 were as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	92,767	$18.12
Granted during 2016	—	—
Vested during 2016	—	—
Forfeited during 2016	—	—
Balance, December 31, 2016	92,767	$18.12

Changes in nonvested shares/units not dependent on performance criteria for 2016 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2016	321,421	$19.44
Granted during 2016	188,397	16.99
Vested during 2016	(118,343)	19.05
Forfeited during 2016	(23,345)	18.75
Balance, December 31, 2016	368,130	$19.26

13. COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is a party to litigation arising from the conduct of its business. Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner. There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $434.4 million and $282.1 million at December 31, 2016 and 2015, respectively, which are not included in the accompanying consolidated financial statements. These commitments include unused commercial and home equity lines of credit.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit and amounted to $12.8 million and $10.4 million at December 31, 2016 and 2015, respectively. The fair value of the Company’s liability for financial standby letters of credit was insignificant at December 31, 2016.

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

At December 31, 2016, the Company was obligated under non-cancelable operating leases for certain premises. Rental expense aggregated $2.4 million, $2.6 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014 respectively, which is included in premises and equipment expense in the consolidated statements of income.

The minimum annual lease payments under the terms of the operating lease agreements, as of December 31, 2016, were as follows:

(In thousands)
2017	$1,821
2018	1,670
2019	1,364
2020	1,358
2021	1,155
Thereafter	1,953
Total	$9,321

The Company is also obligated under legally binding and enforceable agreements to purchase goods and services from third parties, including data processing service agreements.

14. REGULATORY CAPITAL

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital.  Management believes that as of December 31, 2016, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Adequately capitalized institutions must obtain prior regulatory approval to accept brokered deposits. The federal banking agencies are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution or its holding company. If an institution is classified as undercapitalized, it is required to submit a capital restoration plan to its federal banking regulators and is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the federal banking regulators of a capital restoration plan for the institution. Furthermore, if an institution is classified as undercapitalized, the federal banking regulators may take certain actions to correct the capital position of the institution. If an institution is classified as significantly undercapitalized or critically undercapitalized, the federal banking regulators would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, the bank must be placed into conservatorship or receivership within 90 days, unless the federal banking regulators determined that other action would better achieve the purposes of the prompt corrective action regime. Any of the foregoing regulatory actions could have a direct material effect on an institution’s or its holding company’s financial statements. At December 31, 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that Management believes have changed the Company’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total capital
(to risk-weighted assets)	$392,305	12.87%	$304,758	10.00%	$243,806	8.00%	$262,854	8.625%

Tier I capital
(to risk-weighted assets)	360,097	11.82	243,806	8.00	182,855	6.00	201,902	6.625

Common equity tier I
(to risk-weighted assets)	360,094	11.82	198,093	6.50	137,141	4.50	156,188	5.125

Tier I capital
(to average assets)	360,097	9.31	193,430	5.00	154,744	4.00	154,744	4.00

As of December 31, 2015:
Total capital
(to risk-weighted assets)	$297,497	11.32%	$262,719	10.00%	$210,176	8.00%	N/A	N/A

Tier I capital
(to risk-weighted assets)	271,641	10.34	210,176	8.00	157,632	6.00	N/A	N/A

Common equity tier I
(to risk-weighted assets)	271,641	10.34	170,768	6.50	118,224	4.50	N/A	N/A

Tier I capital
(to average assets)	271,641	8.04	169,027	5.00	135,221	4.00	N/A	N/A

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total capital
(to risk-weighted assets)	$404,017	13.25%	N/A	N/A	$243,910	8.00%	$262,966	8.625%

Tier I capital
(to risk-weighted assets)	323,045	10.60	N/A	N/A	182,933	6.00	201,988	6.625

Common equity tier I
(to risk-weighted assets)	323,042	10.60	N/A	N/A	137,200	4.50	156,255	5.125

Tier I capital
(to average assets)	323,045	8.35	N/A	N/A	154,788	4.00	154,788	4.00

As of December 31, 2015:
Total capital
(to risk-weighted assets)	$299,593	11.40%	N/A	N/A	$210,209	8.00%	N/A	N/A

Tier I capital
(to risk-weighted assets)	273,738	10.42	N/A	N/A	157,657	6.00	N/A	N/A

Common equity tier I
(to risk-weighted assets)	273,738	10.42	N/A	N/A	118,242	4.50	N/A	N/A

Tier I capital
(to average assets)	273,738	8.10	N/A	N/A	135,237	4.00	N/A	N/A

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

Interest Rate Swap Designated as Cash Flow Hedge: Interest rate swaps with a notional amount of $180 million at December 31, 2016 and 2015 were designated as a cash flow hedges of certain interest-bearing demand brokered deposits and were determined to be fully effective during 2016 and 2015. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of these swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Information about the interest rate swaps designated as cash flow hedges as of December 31, 2016 and 2015 is presented in the following table:

(Dollars in thousands)	2016		2015
Notional amount	$180,000		$180,000
Weighted average pay rate	1.64%		1.64%
Weighted average receive rate	0.58%		0.29%
Weighted average maturity	3.25	years	4.25	years
Unrealized loss, net	$(744)		$(1,330)

Net Interest expense recorded on these swap transactions totaled approximately $2.0 million and $1.6 million for the twelve months ended December 31, 2016 and 2015, respectively, and is reported as a component of interest expense.

Cash Flow Hedge

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the year ended December 31:

2016
Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$587	$—	$—

2015
Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$(1,162)	$—	$—

The following tables reflect the cash flow hedges included in the financial statements as of December 31, 2016 and 2015:

	December 31, 2016
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(744)
Total included in other assets	30,000	123
Total included in other liabilities	$150,000	$(867)

	December 31, 2015
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(1,330)
Total included in other assets	15,000	104
Total included in other liabilities	$165,000	$(1,434)

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

Information about these swaps is as follows:

(Dollars in thousands)	December 31, 2016		December 31, 2015
Notional amount	$126,810		$27,259
Fair value	$1,543		$1,106
Weighted average pay rates	3.75%		3.06%
Weighted average receive rates	2.65%		1.44%
Weighted average maturity	9.4	years	15.8	years

16. SHAREHOLDERS EQUITY

In December 2014, the Company successfully completed the sale of 2,776,215 common shares in its “at-the-market” equity offering program announced on October 23, 2014. The common shares in the offering were sold at a weighted average price of $18.01 per share, representing proceeds to the Company of $48.4 million, net of offering costs of $216 thousand. The Board of Directors authorized the Company to contribute $48.2 million of the proceeds received from the equity offering to the Bank as equity. The Company contributed the cash prior to year-end 2014.

In addition, the Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the Plan, allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. The Plan provides that shares may be purchased directly from the Company out of its authorized but unissued or treasury shares, or in the open market. During 2016 and 2015 the shares purchased under the Plan were from authorized but unissued shares. The price of shares purchased under the Plan will be the average price paid for such shares by the Plan’s administrator, Computershare Investor Services. The price to the Plan administrator of shares purchased directly from Peapack-Gladstone with reinvested dividends or voluntary cash payments will be 97 percent of their “fair market value,” as that term is herein defined in the Plan. The three percent discount will continue until terminated or modified by action of the Board of Directors. Total shares issued through the Plan in 2016 totaled 1,137,998 and resulted in additional capital of $22.5 million, of which 1,134,068 shares were issued through the voluntary purchase portion of the Plan. Total shares issued through the Plan in 2015 totaled 665,654 and resulted in additional capital of $13.6 million, of which 661,857 shares were issued through the voluntary purchase portion of the Plan.

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

The following table presents the statements of income and total assets for the Company’s reportable segments for the twelve months ended December 31, 2016, 2015 and 2014:

	Twelve Months Ended December 31, 2016
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$91,334	$5,101	$96,435
Noninterest income	10,217	18,701	28,918
Total income	101,551	23,802	125,353
Provision for loan losses	7,500	—	7,500
Compensation and benefits	36,463	8,540	45,003
Premises and equipment expense	10,300	945	11,245
Other noninterest expense	13,523	5,341	18,864
Total noninterest expense	67,786	14,826	82,612
Income before income tax expense	33,765	8,976	42,741
Income tax expense	12,772	3,492	16,264
Net income	$20,993	$5,484	$26,477

Total assets at period end	$3,832,765	$45,868	$3,878,633

	Twelve Months Ended December 31, 2015
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$80,190	$4,262	$84,452
Noninterest income	6,434	17,280	23,714
Total income	86,624	21,542	108,166
Provision for loan losses	7,100	—	7,100
Compensation and benefits	32,133	8,145	40,278
Premises and equipment expense	10,634	935	11,569
Other noninterest expense	12,203	4,876	17,079
Total noninterest expense	62,070	13,956	76,026
Income before income tax expense	24,554	7,586	32,140
Income tax expense	9,217	2,951	12,168
Net income	$15,337	$4,635	$19,972

Total assets at period end	$3,326,219	$38,440	$3,364,659

	Twelve Months Ended December 31, 2014
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$64,148	$3,746	$67,894
Noninterest income	5,336	15,471	20,807
Total income	69,484	19,217	88,701
Provision for loan losses	4,875	—	4,875
Compensation and benefits	28,679	7,562	36,241
Premises and equipment expense	9,207	756	9,963
Other noninterest expense	8,922	4,414	13,336
Total noninterest expense	51,683	12,732	64,415
Income before income tax expense	17,801	6,485	24,286
Income tax expense	6,873	2,523	9,396
Net income	$10,928	$3,962	$14,890

Total assets at period end	$2,676,103	$26,294	$2,702,397

18. SUBORDINATED DEBT

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

The subordinated debt issuance benefited the Company’s regulatory total capital amount and ratio. Approximately $40.0 million of the net proceeds from the sale of the Notes were used by the Company to contribute capital to the Bank in the second quarter of 2016. The remaining funds (approximately $10 million) were retained by the Company and are intended to cover future subordinated debt interest payments.

In connection with the issuance of the Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade rating of BBB- for the Company’s subordinated debt.

19. ACQUISITION

On May 1, 2015, the Company acquired Wealth Management Consultants. The acquisition is consistent with the Company’s strategy to grow its wealth management business with a focus on high net worth clients.  The purchase price was $2.8 million and included cash, common stock and common stock warrants. Acquisition related costs were not material. In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment.

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

Goodwill totaled $1.6 million as of December 31, 2016 and 2015. Of the $1.6 million of goodwill, $563 thousand relates to the Banking segment and $1.0 million relates to the Wealth Management segment. Outside of goodwill, the only other intangible with an indefinite life was the assembled workforce intangible asset totaling $49 thousand.

The Company conducted its annual impairment analysis and concluded that there is no impairment of goodwill.

Acquired intangible assets that have a definite life were as follows at December 31, 2016.

	Gross	Gross
	Carrying	Accumulated
(In thousands)	Amount	Amount	Net
Amortized intangible assets:
Customer relationships	$1,685	$187	$1,498
Non-compete agreement	56	19	37
Total	$1,741	$206	$1,535

Acquired intangible assets that have a definite life were as follows at December 31, 2015.

	Gross	Gross
	Carrying	Accumulated
(In thousands)	Amount	Amount	Net
Amortized intangible assets:
Customer relationships	$1,685	$75	$1,610
Non-compete agreement	56	7	49
Total	$1,741	$82	$1,659

Aggregate amortization expense was $124 thousand and $82 thousand for 2016 and 2015, respectively.

Estimated amortization expense for each of the next five years is shown in the table below.

(In thousands)
2017	$123
2018	123
2019	123
2020	116
2021	112
Total	$597

20. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the years ended December 31, 2016, 2015 and 2014:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Loss/(Gain)
		Comprehensive	Accumulated	Twelve Months
	Balance at	Loss/(Gain)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2015	Reclassifications	Loss	2016	2016
Net unrealized holding
gain/(loss)on securities
available for sale,
net of tax	$408	$(1,424)	$(75)	$(1,499)	$(1,091)

Losses on cash flow hedge	$(787)	$347	$—	$347	$(440)

Accumulated other
comprehensive loss,
net of tax	$(379)	$(1,077)	$(75)	$(1,152)	$(1,531)

			Amount	Other
			Reclassified	Comprehensive
		Other	from	(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	(Loss)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2014	Reclassifications	Income	2015	2015
Net unrealized holding
gain/(loss) on securities
available for sale,
net of tax	$1,321	$(602)	$(311)	$(913)	$408

Losses on cash flow hedge	(100)	$(687)	$—	$(687)	$(787)

Accumulated other
comprehensive income/(loss),
net of tax	$1,221	$(1,289)	$(311)	$(1,600)	$(379)

			Amount	Other
			Reclassified	Comprehensive
		Other	from	Income
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2013	Reclassifications	Income	2014	2014
Net unrealized holding
gain/(loss) on securities
available for sale,
net of tax	$23	$1,467	$(169)	$1,298	$1,321

Losses on cash flow hedge	$—	$(100)	$—	$(100)	$(100)

Accumulated other
comprehensive income/(loss),
net of tax	$23	$1,367	$(169)	$1,198	$1,221

The following represents the reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2016, 2015 and 2014:

	Twelve Months Ended
	December 31,
(In thousands)	2016	2015	2014	Affected Line Item in Statements of Income
Unrealized gains/(losses) on
Realized gain on securities sales, AFS	$119	$527	$260	Securities gains, net
Income tax expense	(44)	(216)	(91)	Income tax expense
Total reclassifications, net of tax	$75	$311	$169

21. CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2016	2015
Assets
Cash	$10,330	$1,489
Interest-earning deposits	515	515
Total cash and cash equivalents	10,845	2,004
Investment in subsidiary	361,262	273,580
Other assets	1,303	414
Total assets	$373,410	$275,998
Liabilities
Subordinated debt	$48,764	$—
Other liabilities	436	322
Total liabilities	49,200	322
Shareholders’ equity
Common stock	14,717	13,717
Surplus	238,708	213,203
Treasury stock	(8,988)	(8,988)
Retained earnings	81,304	58,123
Accumulated other comprehensive loss	(1,531)	(379)
Total shareholders’ equity	324,210	275,676
Total liabilities and shareholders’ equity	$373,410	$275,998

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2016	2015	2014
Income
Dividend from Bank	$—	$—	$—
Other income	1	1	1
Total income	1	1	1
Expenses
Interest expenses	1,696	—	—
Other expenses	699	525	637
Total expenses	2,395	525	637
Loss before income tax benefit and
equity in undistributed earnings of Bank	(2,394)	(524)	(636)
Income tax benefit	(835)	(180)	(216)
Net loss before equity in undistributed earnings of Bank	(1,559)	(344)	(420)
Equity in
undistributed earnings of Bank/(dividends in excess of earnings)	28,036	20,316	15,310
Net income	$26,477	$19,972	$14,890
Other comprehensive (loss)/income	(1,152)	(1,600)	1,198
Comprehensive income	$25,325	$18,372	$16,088

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$26,477	$19,972	$14,890
Undistributed earnings of Bank	(28,036)	(20,316)	(15,310)
Amortization of subordinated debt costs	71	—	—
(Increase)/decrease in other assets	(889)	(194)	427
Increase/(decrease) in other liabilities	114	81	(63)
Net cash used in operating activities	(2,263)	(457)	(56)

Cash flows from investing activities:
Capital contribution to subsidiary	(57,823)	(18,000)	(88,674)
Net cash used in investing activities	(57,823)	(18,000)	(88,674)

Cash flows from financing activities:
Cash dividends paid on common stock	(3,296)	(3,100)	(2,414)
Exercise of stock options, net of stock swaps	1,069	86	174
Proceeds from issuance of subordinated debt	48,693
Net proceeds, rights offering	—	—	48,358
Issuance of common shares (DRIP program)	22,461	13,648	7,429
Purchase of shares for Profit Sharing Plan	—	—	70
Net cash provided by financing activities	68,927	10,634	53,617

Net (decrease)/increase in cash and cash equivalents	8,841	(7,823)	(35,113)
Cash and cash equivalents at beginning of period	2,004	9,827	44,940
Cash and cash equivalents at end of period	$10,845	$2,004	$9,827

21.       SUPPLEMENTAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial data for the periods indicated:

Selected 2016 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$27,898	$29,035	$29,844	$30,271
Interest expense	4,488	4,859	5,575	5,691
Net interest income	23,410	24,176	24,269	24,580
Provision for loan losses	1,700	2,200	2,100	1,500
Trust fees	4,295	4,899	4,436	4,610
Securities gains/(losses), net	101	18	—	—
Other income	1,867	2,531	3,099	3,062
Operating expenses	19,206	18,775	18,166	18,965
Income before income tax expense	8,767	10,649	11,538	11,787
Income tax expense	3,278	4,085	4,422	4,479
Net income	$5,489	$6,564	$7,116	$7,308

Earnings per share-basic	$0.35	$0.41	$0.43	$0.44
Earnings per share-diluted	0.34	0.40	0.43	0.43

Selected 2015 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$22,361	$23,852	$25,806	$27,123
Interest expense	2,778	3,508	4,100	4,304
Net interest income	19,583	20,344	21,706	22,819
Provision for loan losses	1,350	2,200	1,600	1,950
Wealth management fee income	4,031	4,532	4,169	4,307
Securities gains/(losses), net	268	176	83	—
Other income	1,583	1,791	1,358	1,416
Operating expenses	15,768	16,266	16,899	19,993
Income before income tax expense	8,347	8,377	8,817	6,599
Income tax expense	3,339	3,139	3,434	2,256
Net income	$5,008	$5,238	$5,383	$4,343

Earnings per share-basic	$0.34	$0.34	$0.35	$0.28
Earnings per share-diluted	0.33	0.34	0.35	0.28

Selected 2014 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$16,949	$18,630	$19,210	$20,786
Interest expense	1,378	1,707	2,162	2,434
Net interest income	15,571	16,923	17,048	18,352
Provision for loan losses	1,325	1,150	1,150	1,250
Wealth management fee income	3,754	4,005	3,661	3,822
Securities gains/(losses), net	98	79	39	44
Other income	1,143	1,389	1,352	1,421
Operating expenses	14,339	14,930	14,693	15,578
Income before income tax expense	4,902	6,316	6,257	6,811
Income tax expense	1,871	2,533	2,393	2,599
Net income	$3,031	$3,783	$3,864	$4,212

Earnings per share-basic	$0.26	$0.32	$0.33	$0.32
Earnings per share-diluted	0.26	0.32	0.32	0.32

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2016 Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committees.

Based on this assessment, Management determined that, as of December 31, 2016, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of the Independent Registered Public Accounting Firm

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s December 31, 2016 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Director Information,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement is incorporated herein by reference.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience
Douglas L. Kennedy	60	October 9, 2012	Chief Executive Officer
Finn M.W. Caspersen, Jr.	47	January 1, 2008	Chief Strategy Officer, General Counsel
Jeffrey J. Carfora	58	March 30, 2009	Chief Financial Officer
Vincent A. Spero	51	November 19, 2009	Head of Commercial Real Estate
Anthony B. Bilotta, Jr.	56	September 16, 2013	Director of Retail Banking and Marketing
John P. Babcock	59	March 10, 2014	President of Private Wealth Management
Eric H. Waser	56	February 17, 2015	Head of Commercial Banking
Lisa P. Chalkan	52	April 21, 2016	Chief Credit Officer
Robert A. Plante	57	March 20, 2017	Chief Operating Officer

Mr. Kennedy joined the Bank in October 2012 as Chief Executive Officer. He is a career banker with over 39 years of commercial banking experience. Previously, Mr. Kennedy served as Executive Vice President and Market President at Capital One Bank/North Fork Bank and held key executive level positions with Summit Bank and Bank of American/Fleet Bank. Mr. Kennedy has a Bachelor’s Degree in Economics and a MBA from Sacred Heart University in Fairfield, Connecticut.

Mr. Caspersen has nearly 22 years of experience, including 13 years in the Banking industry. Mr. Caspersen joined the Bank as Chief Risk Officer in March 2004 and was promoted to General Counsel in May 2006. He was elected to the Board of Directors in April 2012. Mr. Caspersen was named Senior Executive Vice President, Chief Operating Officer and General Counsel in 2013. Prior to joining the Bank, Mr. Caspersen worked in the fields of venture capital, investment banking and corporate law. Mr. Caspersen is a graduate of Harvard Law School and Harvard College.

Mr. Carfora joined the Bank in April 2009 as Chief Financial Officer having previously served as a Transitional Officer with New York Community Bank from April 2007 until January 2008 as a result of a merger with PennFed Financial Services Inc. and Penn Federal Savings Bank (collectively referred to as “PennFed”). Previous to the merger, Mr. Carfora served as Chief Operating Officer of PennFed from October 2001 until April 2007 and Chief Financial Officer from December 1993 to October 2001. Mr. Carfora has nearly 37 years of experience, including 34 years in the Banking industry. Mr. Carfora has a Bachelor’s degree in Accounting and a MBA in Finance, both from Fairleigh Dickinson University and is a Certified Public Accountant.

Mr. Spero joined the Bank in June 2008 as Senior Vice President and Senior Commercial Lender and was named Head of Commercial Real Estate for the Bank in 2016. Mr. Spero has over 28 years of banking experience and previously served as Senior Vice President and Commercial Loan Team Leader at Lakeland Bank, a subsidiary of Lakeland Bancorp from May 2000 to May 2008. Mr. Spero is a graduate of Wagner College and attended Fairleigh Dickinson University in their MBA program.

Mr. Bilotta joined the Bank in September 2013 as director of retail banking and marketing. Mr. Bilotta has over 33 years of banking experience, most recently with Oritani Bank where he was responsible for the retail banking and marketing functions. Mr. Bilotta is a graduate of Thomas Edison State College and the Bank Administration Institute at the University of Wisconsin.

Mr. Babcock joined the Bank in March 2014 as Senior Executive Vice President and President of Private Wealth Management of Peapack-Gladstone Bank. Mr. Babcock has more than 36 years of experience in wealth management and private banking, most recently serving as managing director and the regional head of the Northeast Mid-Atlantic region for the HSBC Private Bank. Prior to HSBC, Mr. Babcock held senior level positions at U.S. Trust/Bank of America, The Bank of New York and Summit/Fleet Bank. He has a Bachelor’s degree from the A. B. Freeman School of Business at Tulane University and an MBA from Fairleigh Dickinson University.

Eric H. Waser joined the bank in February 2015 as Executive Vice President and Head of Commercial Banking at Peapack-Gladstone Bank. Mr. Waser has more than 26 years of experience in financial services and private banking, most recently serving as managing director for Citibank’s East Business Banking Division.  Prior to Citibank, Mr. Waser held senior level positions at Mid Atlantic Corporate Banking, Sovereign Bank and Fleet Boston Financial/Nat West Bank.  Mr. Waser holds a Bachelor of Science degree from Indiana University, Kelly School of Business and has taught extensively on advanced credit, sales and leadership training topics and programs.

Lisa P. Chalkan joined the bank in April 2015. Ms. Chalkan has more than 30 years of financial services experience with a concentration in risk management, credit administration, underwriting and managing of policies and procedures. Ms. Chalkan was promoted to Executive Vice President and Chief Credit Officer in April 2016. Prior to joining Peapack-Gladstone Bank in 2015, Ms. Chalkan served key roles at Capital One N.A. as Senior Vice President, Head of Commercial Policy; Director of Loan Administration/Commercial Banking; and Manager of Middle Market Underwriting/New Jersey where she was responsible for defining the credit parameters and authorities for commercial business and the build-out of a centralized credit administration team. Prior to her tenure at Capital One, Lisa held key positions at Fleet Boston Financial/Bank of America, and HSBC Bank USA/HSBC Securities, Inc. as Vice President, Underwriting Manager, in Small Business Services and Risk Review Field Manager, respectively. Ms. Chalkan holds a Bachelor of Arts Degree in Economics from Rutgers University.

Mr. Plante will be joining the bank in March 2017 as Executive Vice President and Chief Operating Officer. Mr. Plante is a seasoned executive, proficient in tactical and operational leadership within the financial services industry. From 2012 to the present, Mr. Plante served as Executive Vice President and Chief Operating Officer of Israel Discount Bank of New York. From 2008 to 2011, Mr. Plante served as Chief Information Officer at IDB of NY. Prior to IDB of NY, Mr. Plante was Chief Information Officer for The CIT Group, a global commercial and consumer finance company. Prior to CIT, he also held senior positions with GE Capital Global Consumer Finance and with the Geary Corporation, a privately held IT consulting Company.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2016 for all equity compensation plans under which shares of our common stock may be issued:

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column

Equity
Compensation
Plans Approved
By Security
Holders	179,159	$16.27	1,442,381

Equity
Compensation
Plans Not
Approved By
Security Holders	N/A	N/A	N/A
Total	179,159	$16.27	1,442,381

The information set forth under the captions “Beneficial Ownership of Common Stock” in the 2017 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in the 2017 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Independent Registered Public Accounting Firm” and “Audit Committee Pre-approval Procedures” in the 2017 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2016 and 2015.
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2016 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2016 Annual Report.

(b)	Exhibits

(3)		Articles of Incorporation and By-Laws:

	A.	Certificate of Incorporation as incorporated herein by reference to Exhibit 3 of the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009 (SEC File No. 001-16197).

	B.	By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K Current Report filed on January 26, 2015.

(4)		Instruments Defining the Rights of Security Holders

	A.	Indenture, dated June 15, 2016, by and between the Company and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on June 15, 2016.

	B.	First Supplemental Indenture, dated as of June 15, 2016, by and between the Company and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 15, 2016.

(10)	Material Contracts:

A.	“Directors’ Retirement Plan” dated as of March 31, 2001, incorporated by reference to Exhibit 10 (J) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

B.	“Directors’ Deferral Plan” dated as of March 31, 2001, incorporated by reference to Exhibit 10 (K) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

C.	Peapack-Gladstone Financial Corporation 1998 Stock Option Plan for Outside Directors and Peapack-Gladstone Financial Corporation 2002 Stock Option Plan for Outside Directors, each as amended and restated through December 8, 2005, are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on December 14, 2005 (SEC File No. 001-16197). +

D.	Peapack-Gladstone Financial Corporation Amended and Restated 1998 Stock Option Plan and Peapack-Gladstone Financial Corporation Amended and Restated 2002 Stock Option Plan are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on January 13, 2006 (SEC File No. 001-16197). +

E.	Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q Quarterly Report filed on May 10, 2006 (SEC File No. 001-16197). +

F.	(1) Form of Restricted Stock Agreement, (2) Form of Restricted Stock Agreement for Outside Directors, (3) Form of Time-Based/Performance-Based Restricted Stock Agreement (4) Form of Non-qualified Stock Option Agreement, (5) Form of Incentive Stock Option Agreement and (6) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, incorporated by reference to Exhibits 10(H)(1), 10(H)(2), 10(H)(3), 10(H)(4), 10(H)(5) and 10(H)(6) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

G.	(1) Form of Non-qualified Stock Option Agreement, (2) Form of Incentive Stock Option Agreement, (3) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10(I)(2), 10(I)(3) and 10(I)(4) of the Registrant’s Form 10-K for the year ended December 31, 2012. +

H.	Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q Quarterly Report filed on November 7, 2016.+

I.	“Employment Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Douglas L. Kennedy incorporated by reference to Exhibit 10(L) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

J.	“Amended and Restated Employment Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Finn M.W. Caspersen, Jr. incorporated by reference to Exhibit 10(N) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013 +

K.	“Amended and Restated Employment Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Jeffrey J. Carfora incorporated by reference to Exhibit 10(O) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

L.	“Amended and Restated Employment Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Vincent A. Spero incorporated by reference to Exhibit 10(P) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

M.	“Employment Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Anthony V. Bilotta, Jr. +*

N.	“Employment Agreement” dated as of March 10, 2014, by and among the Company, the Bank and John P. Babcock. +*

O.	“Employment Agreement” dated as of February 17, 2015, by and among the Company, the Bank and Eric H. Waser. +*

P.	“Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Douglas L. Kennedy incorporated by reference to Exhibit 10(Q) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

Q.	“Amended and Restated Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Finn M. W. Caspersen, Jr. incorporated by reference to Exhibit 10(R) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013+

R.	“Amended and Restated Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Jeffrey J. Carfora incorporated by reference to Exhibit 10(S) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

S.	“Amended and Restated Change in Control Agreement” dated as of December 4, 2013, by and among the Company, the Bank and Vincent A. Spero incorporated by reference to Exhibit 10(T) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013.+

(21)	List of Subsidiaries:

(a) Subsidiaries of the Company:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:

Name

PGB Trust and Investments of Delaware	Delaware	100%
Peapack-Gladstone Mortgage Group	New Jersey	100%
BGP RRE Holdings, LLC	New Jersey	100%
BGP CRE Painter Farm, LLC	New Jersey	100%
BGP CRE Heritage, LLC	New Jersey	100%
BGP CRE K&P Holdings, LLC	New Jersey	100%
BGP CRE Office Property, LLC	New Jersey	100%
PG Investment Company of Delaware	Delaware	100%
Peapack-Gladstone Realty, Inc.	New Jersey	100%
Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(23)	Consent of Independent Registered Public Accounting Firm:

(23.1)	Consent of Crowe Horwath LLP*

(24)	Power of Attorney*

(31.1)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(31.2)	Certification of Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

(32)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone and Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(100)	Interactive Data File*

+ Management contract and compensatory plan or arrangement.

* Filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peapack-Gladstone Financial Corporation
By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy Chief Executive Officer

By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora Senior Executive Vice President and Chief Financial Officer

By:	/s/ Francesco S. Rossi
Francesco S. Rossi Senior Vice President and Chief Accounting Officer

Dated:    March 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	Chief Executive Officer and Director	March 14, 2017
Douglas L. Kennedy
/s/ Jeffrey J. Carfora	Senior Executive Vice President and Chief Financial Officer	March 14, 2017
Jeffrey J. Carfora
/s/ F. Duffield Meyercord	Chairman of the Board	March 14, 2017
F. Duffield Meyercord
/s/ Finn M.W. Caspersen, Jr.	Director, Senior Executive Vice President,	March 14, 2017
Finn M. W. Caspersen, Jr.	General Counsel, Chief Strategy Officer

/s/ Susan A. Cole	Director	March 14, 2017
Susan A. Cole

/s/ Anthony J. Consi II	Director	March 14, 2017
Anthony J. Consi II
/s/ Richard Daingerfield	Director	March 14, 2017
Richard Daingerfield

/s/ Edward A. Gramigna	Director	March 14, 2017
Edward A. Gramigna

/s/ John D. Kissel	Director	March 14, 2017
John D. Kissel
/s/ James R. Lamb	Director	March 14, 2017
James R. Lamb
/s/ Philip W. Smith III	Director	March 14, 2017
Philip W. Smith III
/s/ Beth Welsh	Director	March 14, 2017
Beth Welsh