Form 10-Q
period 2017-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2017-05-08
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2017

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
Yes ☒   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of April 28, 2017:

17,584,184

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

Item 1	Financial Statements
	Consolidated Statements of Condition at March 31, 2017 and December 31, 2016	Page 3
	Consolidated Statements of Income for the three months ended March 31, 2017 and 2016	Page 4
	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016	Page 5
	Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2017	Page 6
	Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	Page 7
	Notes to Consolidated Financial Statements	Page 8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 42
Item 3	Quantitative and Qualitative Disclosures about Market Risk	Page 61
Item 4	Controls and Procedures	Page 61

PART 2 OTHER INFORMATION

Item 1	Legal Proceedings	Page 61
Item 1A	Risk Factors	Page 61
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 62
Item 3	Defaults Upon Senior Securities	Page 62
Item 4	Mine Safety Disclosures	Page 62
Item 5	Other Information	Page 62
Item 6	Exhibits	Page 62

Index

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except share and per share data)

	(unaudited)	(audited)
	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$4,910	$24,580
Federal funds sold	101	101
Interest-earning deposits	113,953	138,010
Total cash and cash equivalents	118,964	162,691

Securities available for sale	300,232	305,388
FHLB and FRB stock, at cost	15,436	13,813
Loans held for sale, at fair value	—	1,200
Loans held for sale, at lower of cost or fair value	128	388
Loans	3,439,650	3,312,144
Less: Allowance for loan losses	33,610	32,208
Net loans	3,406,040	3,279,936

Premises and equipment	30,113	30,371
Other real estate owned	671	534
Accrued interest receivable	6,823	8,153
Bank owned life insurance	43,992	43,806
Deferred tax assets, net	15,325	15,320
Goodwill	1,573	1,573
Other intangible assets	1,553	1,584
Other assets	6,712	13,876
TOTAL ASSETS	$3,947,562	$3,878,633
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$528,554	$489,485
Interest-bearing deposits:
Interest-bearing deposits checking	1,015,178	1,023,081
Savings	122,262	120,056
Money market accounts	1,049,909	1,048,494
Certificates of deposit - Retail	440,991	457,000
Subtotal deposits	3,156,894	3,138,116
Interest-bearing demand – Brokered	180,000	180,000
Certificates of deposit - Brokered	93,750	93,721
Total deposits	3,430,644	3,411,837
Overnight borrowings with Federal Home Loan Bank	34,550	—
Federal Home Loan Bank advances	58,795	61,795
Capital lease obligation	9,556	9,693
Subordinated debt, net	48,796	48,764
Accrued expenses and other liabilities	24,293	22,334
TOTAL LIABILITIES	3,606,634	3,554,423
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;
liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized
21,000,000 shares; issued shares, 17,987,452 at March 31, 2017 and
17,666,173 at December 31, 2016; outstanding shares, 17,579,274 at
March 31, 2017 and 17,257,995 at December 31, 2016	14,991	14,717
Surplus	247,124	238,708
Treasury stock at cost, 408,178 shares at both March 31, 2017 and
December 31, 2016	(8,988)	(8,988)
Retained earnings	88,423	81,304
Accumulated other comprehensive loss, net of income tax	(622)	(1,531)
TOTAL SHAREHOLDERS’ EQUITY	340,928	324,210
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$3,947,562	$3,878,633

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans	$29,492	$26,753
Interest on securities available for sale:
Taxable	1,504	926
Tax-exempt	121	121
Interest on loans held for sale	4	11
Interest on interest-earning deposits	264	87
Total interest income	31,385	27,898
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	1,812	1,160
Interest on certificates of deposit	1,570	1,489
Interest on borrowed funds	303	479
Interest on capital lease obligation	115	122
Interest on subordinated debt	783	—
Subtotal - interest expense	4,583	3,250
Interest on interest-bearing demand – brokered	720	741
Interest on certificates of deposits – brokered	491	497
Total Interest expense	5,794	4,488
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	25,591	23,410
Provision for loan losses	1,600	1,700
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	23,991	21,710
OTHER INCOME
Wealth management fee income	4,818	4,295
Service charges and fees	771	807
Bank owned life insurance	322	342
Gains on loans held for sale at fair value (mortgage
banking)	47	121
Gains on multifamily loans held for sale at lower of cost or
fair value	—	124
Fee income related to loan level, back-to-back swaps	456	94
Gain on sale of SBA loans	155	47
Other income	450	332
Securities gains, net	—	101
Total other income	7,019	6,263
OPERATING EXPENSES
Compensation and employee benefits	11,913	10,908
Premises and equipment	2,816	2,864
FDIC insurance expense	686	1,559
Other operating expense	3,889	3,875
Total operating expenses	19,304	19,206
INCOME BEFORE INCOME TAX EXPENSE	11,706	8,767
Income tax expense	3,724	3,278
NET INCOME	$7,982	$5,489

EARNINGS PER SHARE
Basic	$0.47	$0.35
Diluted	$0.46	$0.34
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	17,121,631	15,858,278
Diluted	17,438,907	16,016,972

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net income	$7,982	$5,489
Comprehensive income:
Unrealized gains/(loss) on available for sale
securities:
Unrealized holding gains arising
during the period	636	1,106
Less: Reclassification adjustment for net gains
included in net income	—	101
	636	1,005
Tax effect	(239)	(380)
Net of tax	397	625

Unrealized gains/(loss) on cash flow hedges:
Unrealized holding gains/(loss)	865	(3,820)

Tax effect	(353)	1,560
Net of tax	512	(2,260)

Total other comprehensive income/(loss)	909	(1,635)

Total comprehensive income	$8,891	$3,854

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)
Three Months Ended March 31, 2017

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Loss	Total

Balance at January 1, 2017
17,257,995 common shares
outstanding	$14,717	$238,708	$(8,988)	$81,304	$(1,531)	$324,210
Net income	—	—	—	7,982	—	7,982
Comprehensive income	—	—	—	—	909	909
Restricted stock units issued
61,087 shares	51	(51)	—	—	—	—
Restricted stock awards forfeitures,
(200) shares	(1)	1	—	—	—	—
Restricted stock units/awards
repurchased on vesting to pay
taxes, (43,904) shares	(37)	(1,286)	—	—	—	(1,323)
Amortization of restricted
awards/units	—	814	—	—	—	814
Cash dividends declared on
common stock ($0.05 per share)	—	—	—	(863)	—	(863)
Common stock option expense	—	5	—	—	—	5
Common stock options exercised,
23,447 net of 8,271 used to
exercise, 15,176 shares	20	164	—	—	—	184
Sales of shares (Dividend
Reinvestment Program),
283,786 shares	236	8,603	—	—	—	8,839
Issuance of shares for
Employee Stock Purchase
Plan, 5,334 shares	5	166	—	—	—	171
Balance at March 31, 2017
17,579,274 common shares
outstanding	$14,991	247,124	(8,988)	88,423	(622)	340,928

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$7,982	$5,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	787	756
Amortization of premium and accretion of discount on securities, net	399	344
Amortization of restricted stock	814	589
Amortization of intangible	31	17
Amortization of subordinated debt costs	32	—
Provision of loan losses	1,600	1,700
Deferred tax benefit	(596)	(1,190)
Stock-based compensation and employee stock purchase plan expense	35	55
Gains on securities, available for sale, net	—	(101)
Loans originated for sale (1)	(4,494)	(8,062)
Proceeds from sales of loans held for sale (1)	6,157	6,204
Gain on loans held for sale (1)	(202)	(121)
Gain on loans held for sale at lower of cost or fair value	—	(124)
Increase in cash surrender value of life insurance, net	(186)	(216)
Decrease/(increase) in accrued interest receivable	1,330	(677)
Decrease/(increase) in other assets	8,715	(1,168)
Increase in accrued expenses, capital lease obligations
and other liabilities	1,104	169
NET CASH PROVIDED BY OPERATING ACTIVITIES	23,508	3,664
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	17,828	13,709
Redemptions for FHLB & FRB stock	450	17,338
Sales of securities available for sale	—	4,194
Purchase of securities available for sale	(12,435)	(35,559)
Purchase of FHLB & FRB stock	(2,073)	(16,608)
Proceeds from sales of loans held for sale at lower of cost or fair value	—	57,436
Net increase in loans, net of participations sold	(127,841)	(128,170)
Purchase of premises and equipment	(529)	(119)
NET CASH USED IN INVESTING ACTIVITIES	(124,600)	(87,779)
FINANCING ACTIVITIES:
Net increase in deposits	18,807	108,108
Net increase/(decrease) in overnight borrowings se in overnight borrowings	34,550	(19,600)
Repayments of Federal Home Loan Bank advances	(3,000)	—
Dividends paid on common stock	(863)	(803)
Exercise of Stock Options, net of stock swaps	184	62
Restricted stock repurchased on vesting to pay taxes	(1,323)	(452)
Sales of common shares (Dividend Reinvestment Program)	8,839	4,385

Issuance of shares for employee stock purchase plan	171	174
NET CASH PROVIDED BY IN FINANCING ACTIVITIES	57,365	91,874
Net (decrease)/increase in cash and cash equivalents	(43,727)	7,759
Cash and cash equivalents at beginning of period	162,691	70,160
Cash and cash equivalents at end of period	$118,964	$77,919

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$5,051	$4,304
Taxes	749	5,800
Transfer of loans to loans held for sale	—	13,178
Transfer of loans to other real estate owned	137	298

(1)	Includes mortgage loans originated with the intent to sell which are carried at fair value. In addition, this includes the guaranteed portion of SBA loans which are carried at the lower of cost or fair value.

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2016 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2017, the results of operations and comprehensive income for the three months ended March 31, 2017 and 2016, and shareholders’ equity and cash flow statements for the three months ended March 31, 2017 and 2016.

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware and Peapack-Gladstone Mortgage Group, Inc. and Peapack-Gladstone Mortgage Group’s wholly-owned subsidiary, PG Investment Company of Delaware, Inc. and its wholly-owned subsidiary, Peapack-Gladstone Realty, Inc., a New Jersey Real Estate Investment Company. While the following footnotes include the collective results of the Company and the Bank, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

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

The Banking segment includes commercial, commercial real estate, multifamily, residential and consumer lending activities; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support services.

Peapack-Gladstone Bank’s Private Wealth Management Division includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust and Investments of Delaware. Income is recognized as earned.

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock, based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

The Bank is also a member of the Federal Reserve Bank and required to own a certain amount of FRB stock. FRB stock is carried at cost and classified as a restricted security. Both cash and stock dividends are reported as income.

Loans Held for Sale: Mortgage loans originated with the intent to sell in the secondary market are carried at fair value, as determined by outstanding commitments from investors.

Mortgage loans held for sale are generally sold with servicing rights released; therefore, no servicing rights are recorded. Gains and losses on sales of mortgage loans, shown as gain on sale of loans on the Statements of Income, are based on the difference between the selling price and the carrying value of the related loan sold.

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $7.3 million and $5.8 million as of March 31, 2017 and December 31, 2016, respectively. SBA loans held for sale totaled $128 thousand and $388 thousand as of March 31, 2017 and December 31, 2016, respectively.

Index

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

Loans are considered past due when they are not paid in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six months. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Nonaccrual mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in the States of New Jersey and New York.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for credit losses that are management’s estimate of incurred losses in the loan portfolio. The process to determine reserves utilizes analytic tools and management judgement and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an impairment analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans via a specific reserve, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

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

Index

Loans are individually evaluated for impairment when they are classified as substandard by Management. If a loan is considered impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or if repayment is expected solely from the underlying collateral, the loan principal balance is compared to the fair value of collateral less estimated disposition costs to determine the need, if any, for a charge off.

A troubled debt restructuring (“TDR”) is a modified loan with concessions made by the lender to a borrower who is experiencing financial difficulty. TDRs are impaired and are generally measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral, less estimated disposition costs. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis. At March 31, 2017 and at December 31, 2016 the multiple was 4.0 times for non-impaired substandard loans and 2.0 times for non-impaired special mention loans.

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

Index

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminated, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

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

For the three months ended March 31, 2017 and 2016, the Company recorded total compensation cost for stock options of $5 thousand and $20 thousand, respectively. There was no recognized tax benefit for the quarter ended March 31, 2017. There was a recognized tax benefit of $2 thousand for the quarter ended March 31, 2016. There was approximately $1 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans at March 31, 2017. That cost is expected to be recognized over a weighted average period of 0.23 years.

Upon adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

Index

For the Company’s stock option plans, changes in options outstanding during the three months ended March 31, 2017 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2017	179,159	$16.27
Granted during 2017	—	—
Exercised during 2017	(23,447)	18.78
Expired during 2017	(7,092)	26.78
Forfeited during 2017	—	—
Balance, March 31, 2017	148,620	$15.37	3.84 years	$2,114
Vested and expected to vest	148,534	$15.38	3.84 years	$2,110
Exercisable at March 31, 2017	147,185	$15.35	3.82 years	$2,095

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2017 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on March 31, 2017 was $29.59.

There were no stock options granted in the three months ended March 31, 2017.

The Company has previously granted performance based and service based restricted stock awards/units. Service based awards/units vest ratably over a one, three or five year period.  There were 129,628 restricted stock units granted in the first quarter of 2017.

The performance based awards that were granted in previous periods, are dependent upon the Company meeting certain performance criteria and cliff vest at the end of the performance period.  Total unrecognized compensation expense for performance based awards is $1.7 million as of March 31, 2017.

Changes in nonvested shares dependent on performance criteria for the three months ended March 31, 2017 were as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2017	92,767	$18.12
Granted during 2017	—	—
Vested during 2017	—	—
Forfeited during 2017	—	—
Balance, March 31, 2017	92,767	$18.12

Index

Changes in service based restricted stock awards/units for the three months ended March 31, 2017 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2017	368,130	$19.26
Granted during 2017	129,628	30.08
Vested during 2017	(140,053)	18.44
Forfeited during 2017	(700)	18.11
Balance, March 31, 2017	357,005	$23.51

As of March 31, 2017, there was $1.9 million of total unrecognized compensation cost related to service based awards. That cost is expected to be recognized over a weighted average period of 0.79 years. As of March 31, 2017, there was $5.4 million of total unrecognized compensation cost related to service based units. That cost is expected to be recognized over a weighted average period of 1.49 years. Stock compensation expense recorded for the first quarters of 2017 and 2016 totaled $835 thousand and $589 thousand, respectively.

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

The Company recorded $30 thousand and $35 thousand of expense in compensation and employee benefits expense related to the ESPP for the three months ended March 31, 2017 and 2016, respectively. Total shares issued under the ESPP during the first quarters of 2017 and 2016 were 5,334 and 9,544, respectively.

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2017	2016

Net income to shareholders	$7,982	$5,489

Basic weighted-average shares outstanding	17,121,631	15,858,278
Plus: common stock equivalents	317,276	158,694
Diluted weighted-average shares outstanding	17,438,907	16,016,972
Net income per share
Basic	$0.47	$0.35
Diluted	0.46	0.34

As of March 31, 2017 all stock options and warrants were included in the computation of diluted earnings per share because they were all dilutive. Stock options and warrants totaling 225,278 shares were not included in the computation of diluted earnings per share in the first quarter of 2016 because they were considered antidilutive.

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

The Company’s effective rate was positively affected by the adoption of ASU 2016-09 which simplified certain aspects of accounting for share-based compensation.

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

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of March 31, 2017 and December 31, 2016 follows:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$21,992	$—	$(436)	$21,556
Mortgage-backed securities – residential	236,824	996	(1,236)	236,584
SBA pool securities	6,533	—	(62)	6,471
State and political subdivisions	25,006	181	(191)	24,996
Corporate bond	3,000	86	—	3,086
Single-issuer trust preferred security	2,999	—	(284)	2,715
CRA investment fund	5,000	—	(176)	4,824
Total	$301,354	$1,263	$(2,385)	$300,232

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$21,991	$—	$(474)	$21,517
Mortgage-backed securities – residential	238,271	860	(1,514)	237,617
SBA pool securities	6,778	—	(65)	6,713
State and political subdivisions	29,107	160	(274)	28,993
Corporate bond	3,000	113	—	3,113
Single-issuer trust preferred security	2,999	—	(389)	2,610
CRA investment fund	5,000	—	(175)	4,825
Total	$307,146	$1,133	$(2,891)	$305,388

Index

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$21,556	$(436)	$—	$—	$21,556	$(436)
Mortgage-backed
securities-residential	132,074	(1,196)	4,760	(40)	136,834	(1,236)
SBA pool securities	—	—	6,471	(62)	6,471	(62)
State and political
subdivisions	9,453	(191)	—	—	9,453	(191)
Single-issuer trust
preferred security	—	—	2,715	(284)	2,715	(284)
CRA investment fund	1,930	(70)	2,894	(106)	4,824	(176)
Total	$165,013	$(1,893)	$16,840	$(492)	$181,853	$(2,385)

	December 31, 2016
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-
sponsored agencies	$21,517	$(474)	$—	$—	$21,517	$(474)
Mortgage-backed
securities-residential	151,114	(1,472)	5,147	(42)	156,261	(1,514)
SBA pool securities	—	—	6,713	(65)	6,713	(65)
State and political
subdivisions	9,412	(274)	—	—	9,412	(274)
Single-issuer trust
preferred security	—	—	2,610	(389)	2,610	(389)
CRA investment fund	1,930	(70)	2,894	(105)	4,824	(175)
Total	$183,973	$(2,290)	$17,364	$(601)	$201,337	$(2,891)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of March 31, 2017, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

At March 31, 2017, the unrealized loss on the single-issuer trust preferred security of $284 thousand was related to a debt security issued by a large bank holding company. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at March 31, 2017.

Index

3. LOANS

Loans outstanding, excluding those held for sale, by general ledger classification, as of March 31, 2017 and December 31, 2016, consisted of the following:

		% of		% of
	March 31,	Totals	December 31,	Total
(In thousands)	2017	Loans	2016	Loans
Residential mortgage	$571,496	16.61%	$527,370	15.92%
Multifamily mortgage	1,468,890	42.71	1,459,594	44.07
Commercial mortgage	573,253	16.67	551,233	16.65
Commercial loans	687,677	19.99	636,714	19.23
Construction loans	—	—	1,405	0.04
Home equity lines of credit	68,055	1.98	65,682	1.98
Consumer loans, including fixed
rate home equity loans	69,802	2.03	69,654	2.10
Other loans	477	0.01	492	0.01
Total loans	$3,439,650	100.00%	$3,312,144	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of March 31, 2017 and December 31, 2016:

		% of		% of
	March 31,	Totals	December 31,	Total
(In thousands)	2017	Loans	2016	Loans
Primary residential mortgage	$602,436	17.52%	$557,970	16.86%
Home equity lines of credit	68,055	1.98	65,683	1.98
Junior lien loan on residence	8,487	0.24	9,206	0.28
Multifamily property	1,468,890	42.72	1,459,594	44.09
Owner-occupied commercial real estate	211,573	6.15	176,123	5.32
Investment commercial real estate	790,190	22.98	752,258	22.73
Commercial and industrial	214,463	6.24	213,983	6.47
Farmland/agricultural production	166	0.01	169	0.01
Commercial construction loans	96	0.01	1,497	0.04
Consumer and other loans	73,880	2.15	73,621	2.22
Total loans	$3,438,236	100.00%	$3,310,104	100.00%
Net deferred costs	1,414		2,040
Total loans including net deferred costs	$3,439,650		$3,312,144

Index

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses (ALLL) as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential
mortgage	$13,556	$475	$588,880	$3,453	$602,436	$3,928
Home equity lines
of credit	53	—	68,002	231	68,055	231
Junior lien loan
on residence	111	—	8,376	15	8,487	15
Multifamily
property	—	—	1,468,890	11,767	1,468,890	11,767
Owner-occupied
commercial
real estate	1,461	—	210,112	2,235	211,573	2,235
Investment
commercial
real estate	11,297	211	778,893	10,672	790,190	10,883
Commercial and
industrial	68	68	214,395	4,244	214,463	4,312
Secured by
farmland and
agricultural
production	—	—	166	2	166	2
Commercial
construction	—	—	96	1	96	1
Consumer and
Other	—	—	73,880	236	73,880	236
Total ALLL	$26,546	$754	$3,411,690	$32,856	$3,438,236	$33,610

	December 31, 2016
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$15,814	$456	$542,156	$3,210	$557,970	$3,666
Home equity lines
of credit	53	—	65,630	233	65,683	233
Junior lien loan
on residence	229	—	8,977	16	9,206	16
Multifamily
Property	—	—	1,459,594	11,192	1,459,594	11,192
Owner-occupied
Commercial
real estate	1,486	—	174,637	1,774	176,123	1,774
Investment
commercial
real estate	11,335	214	740,923	10,695	752,258	10,909
Commercial and
Industrial	154	154	213,829	4,010	213,983	4,164
Secured by
farmland and
agricultural production
production	—	—	169	2	169	2
Commercial
construction	—	—	1,497	9	1,497	9
Consumer and
Other	—	—	73,621	243	73,621	243
Total ALLL	$29,071	$824	$3,281,033	$31,384	$3,310,104	$32,208

Index

Impaired loans include nonaccrual loans of $11.5 million at March 31, 2017 and $11.3 million at December 31, 2016. Impaired loans also include performing TDR loans of $15.0 million at March 31, 2017 and $17.8 million at December 31, 2016. At March 31, 2017, the allowance allocated to TDR loans totaled $431 thousand, of which $203 thousand was allocated to nonaccrual loans. At December 31, 2016, the allowance allocated to TDR loans totaled $550 thousand of which $314 thousand was allocated to nonaccrual loans. All accruing TDR loans were paying in accordance with restructured terms as of March 31, 2017. The Company has not committed to lend additional amounts as of March 31, 2017 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2017 and December 31, 2016 (The average impaired loans on the following tables represent year to date impaired loans.):

	March 31, 2017
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$11,160	$9,741	$—	$8,993
Owner-occupied commercial real estate	1,586	1,461	—	1,473
Investment commercial real estate	9,682	9,682	—	9,692
Home equity lines of credit	55	53	—	53
Junior lien loan on residence	164	111	—	80
Total loans with no related allowance	$22,647	$21,048	$—	$20,307
With related allowance recorded:
Primary residential mortgage	$4,363	$3,815	$475	$3,810
Investment commercial real estate	1,632	1,615	211	1,618
Commercial and industrial	120	68	68	108
Total loans with related allowance	$6,115	$5,498	$754	$5,536
Total loans individually evaluated for
Impairment	$28,762	$26,546	$754	$25,843

	December 31, 2016
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$16,015	$14,090	$—	$10,038
Owner-occupied commercial real estate	1,597	1,486	—	1,450
Investment commercial real estate	9,711	9,711	—	9,974
Home equity lines of credit	56	53	—	143
Junior lien loan on residence	280	229	—	339
Total loans with no related allowance	$27,659	$25,569	$—	$21,944
With related allowance recorded:
Primary residential mortgage	$1,787	$1,724	$456	$1,678
Investment commercial real estate	1,640	1,624	214	1,642
Commercial and industrial	204	154	154	145
Total loans with related allowance	$3,631	$3,502	$824	$3,465
Total loans individually evaluated for
impairment	$31,290	$29,071	$824	$25,409

Interest income recognized on impaired loans for the quarters ended March 31, 2017 and 2016 was not material. The Company did not recognize any income on nonaccruing impaired loans for the three months ended March 31, 2017 and 2016.

Index

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$9,415	$—
Home equity lines of credit	30	—
Junior lien loan on residence	112	—
Owner-occupied commercial real estate	1,461	—
Investment commercial real estate	408	—
Commercial and industrial	68	—
Total	$11,494	$—

	December 31, 2016
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$9,071	$—
Home equity lines of credit	30	—
Junior lien loan on residence	115	—
Owner-occupied commercial real estate	1,486	—
Investment commercial real estate	408	—
Commercial and industrial	154	—
Total	$11,264	$—

Index

The following tables present the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by class of loans, excluding nonaccrual loans:

	March 31, 2017
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$622	$—	$—	$622
Total	$622	$—	$—	$622

	December 31, 2016
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$620	$480	$—	$1,100
Junior lien loan on residence	—	25	—	25
Owner-occupied commercial real estate	209	—	—	209
Commercial and industrial	22	—	—	22
Total	$851	$505	$—	$1,356

Credit Quality Indicators:

The Company places all commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including but not limited to, debt service capacity, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten and then annually based on set criteria in the loan policy.

In addition, the Bank has engaged an independent loan review firm to validate risk ratings and to ensure compliance with our policies and procedures. This review is performed quarterly. The sample methodology is shown below:

•	All new relationships or new lending to existing relationships greater than $1,000,000;
•	All criticized and classified rated borrowers with relationship exposure of more than $500,000;
•	A large sample of borrowers with total relationship commitments in excess of $1,000,000;
•	A random sample of borrowers with relationships less than $1,000,000;
•	Any other credits requested by Bank senior management or a member of the Board of Directors and any borrower for which the reviewer determines a review is warranted based upon knowledge of the portfolio, local events, industry stresses etc.

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

Loans that are considered to be impaired are individually evaluated for potential loss and allowance adequacy. Loans not deemed impaired are collectively evaluated for potential loss and allowance adequacy. As of March 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$587,994	$751	$13,691	$—
Home equity lines of credit	68,002	—	53	—
Junior lien loan on residence	8,375	—	112	—
Multifamily property	1,464,262	4,234	394	—
Owner-occupied commercial real estate	206,478	—	5,095	—
Investment commercial real estate	762,376	5,025	22,789	—
Commercial and industrial	209,164	4,430	869	—
Farmland	166	—	—	—
Commercial construction	—	96	—	—
Consumer and other loans	73,880	—	—	—
Total	$3,380,697	$14,536	$43,003	$—

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$541,359	$660	$15,951	$—
Home equity lines of credit	65,630	—	53	—
Junior lien loan on residence	8,977	—	229	—
Multifamily property	1,456,328	2,867	399	—
Owner-occupied commercial real estate	170,851	—	5,272	—
Investment commercial real estate	724,203	5,116	22,939	—
Commercial and industrial	208,617	4,411	955	—
Secured by farmland and agricultural	169	—	—	—
Commercial construction	1,400	97	—	—
Consumer and other loans	73,621	—	—	—
Total	$3,251,155	$13,151	$45,798	$—

At March 31, 2017, $25.3 million of substandard loans were also considered impaired compared to December 31, 2016, when $27.9 million of substandard loans were also impaired.

Index

The activity in the allowance for loan losses for the three months ended March 31, 2017 is summarized below:

	January 1,				March 31,
	2017				2017
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,666	$(138)	$1	$399	$3,928
Home equity lines of credit	233	—	4	(6)	231
Junior lien loan on residence	16	(57)	6	50	15
Multifamily property	11,192	—	—	575	11,767
Owner-occupied commercial real estate	1,774	—	—	461	2,235
Investment commercial real estate	10,909	—	4	(30)	10,883
Commercial and industrial	4,164	(24)	9	163	4,312
Secured by farmland and agricultural	2	—	—	—	2
Commercial construction	9	—	—	(8)	1
Consumer and other loans	243	(3)	—	(4)	236
Total ALLL	$32,208	$(222)	$24	$1,600	$33,610

The activity in the allowance for loan losses for the three months ended March 31, 2016 is summarized below:

	January 1,				March 31,
	2016				2016
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,297	$(13)	$14	$205	$2,503
Home equity lines of credit	86	—	2	45	133
Junior lien loan on residence	66	—	17	(70)	13
Multifamily property	11,813	—	—	(182)	11,631
Owner-occupied commercial real estate	1,679	—	—	4	1,683
Investment commercial real estate	7,590	(258)	2	1,193	8,527
Commercial and industrial	2,209	(3)	4	481	2,691
Secured by farmland and agricultural production	2	—	—	—	2
Commercial construction	2	—	—	—	2
Consumer and other loans	112	(1)	1	24	136
Total ALLL	$25,856	$(275)	$40	$1,700	$27,321

Troubled Debt Restructurings:

The Company has allocated $431 thousand and $550 thousand of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of March 31, 2017 and December 31, 2016, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

During the three month period ended March 31, 2017, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; a deferral of scheduled payments with an extension of the maturity date; or some other modification or extension which would not be readily available in the market.

The following table presents loans by class modified as TDRs during the three month period ended March 31, 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	3	$611	$611
Total	3	$611	$611

Index

The identification of the TDRs did not have a significant impact on the allowance for loan losses.

The following table presents loans by class modified as TDRs during the three month period ended March 31, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$1,133	$1,133
Total	2	$1,133	$1,133

There were no loans that were modified as TDRs for which there was a payment default, within twelve months of modification, during the three months ended March 31, 2017 and 2016.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. The modification of the terms of such loans may include one or more of the following: (1) a reduction of the stated interest rate of the loan to a rate that is lower than the current market rate for new debt with similar risk; (2) an extension of an interest only period for a predetermined period of time; (3) an extension of the maturity date; or (4) an extension of the amortization period over which future payments will be computed. At the time a loan is restructured, the Bank performs a full re-underwriting analysis, which includes, at a minimum, obtaining current financial statements and tax returns, copies of all leases, and an updated independent appraisal of the property. A loan will continue to accrue interest if it can be reasonably determined that the borrower should be able to perform under the modified terms, that the loan has not been chronically delinquent (both to debt service and real estate taxes) or in nonaccrual status since its inception, and that there have been no charge-offs on the loan. Restructured loans with previous charge-offs would not accrue interest at the time of the TDR. At a minimum, six months of contractual payments would need to be made on a restructured loan before returning it to accrual status. Once a loan is classified as a TDR, the loan is reported as a TDR until the loan is paid in full, sold or charged-off. In rare circumstances, a loan may be removed from TDR status if it meets the requirements of ASC 310-40-50-2.

4. DEPOSITS

Certificates of deposit, excluding brokered certificates of deposit over $250,000 totaled $117.6 million and $118.7 million at March 31, 2017 and December 31, 2016, respectively.

Index

The following table sets forth the details of total deposits as of March 31, 2017 and December 31, 2016:

	March 31,		December 31,
	2017		2016
(In thousands)	$	%	$	%
Noninterest-bearing demand deposits	$528,554	15.41%	$489,485	14.35%
Interest-bearing checking (1)	1,015,178	29.59	1,023,081	29.99
Savings	122,262	3.56	120,056	3.52
Money market	1,049,909	30.60	1,048,494	30.73
Certificates of deposit	440,991	12.86	457,000	13.39
Subtotal deposits	3,156,894	92.02	3,138,116	91.98
Interest-bearing demand - Brokered	180,000	5.25	180,000	5.27
Certificates of deposit - Brokered	93,750	2.73	93,721	2.75
Total deposits	$3,430,644	100.00%	$3,411,837	100.00%

(1)	Interest-bearing checking includes $402.8 million at March 31, 2017 and $393.0 million at December 31, 2016 of reciprocal balances in the Reich & Tang Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of March 31, 2017 are as follows:

(In thousands)
2017	$114,997
2018	213,112
2019	77,234
2020	35,030
2021	14,293
Over 5 Years	80,075
Total	$534,741

5. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLB”) totaled $58.8 million with a weighted average interest rate of 2.07 percent and $61.8 million with a weighted average interest rate of 2.02 percent at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017, advances totaling $46.8 million with a weighted average interest rate of 1.82 percent had fixed maturity dates. The fixed maturity date advances at December 31, 2016 totaled $49.8 million with a weighted average interest rate of 1.78 percent. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $451.7 million and multifamily mortgages totaling $930.3 million at March 31, 2017, while at December 31, 2016 the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $468.3 million and multifamily mortgages totaling $1.2 billion.

At both March 31, 2017 and at December 31, 2016, the Company had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $13.6 million at March 31, 2017.

Index

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2017	20,897
2018	34,898
2019	3,000
2020	—
2021	—
Over 5 years	—
Total	$58,795

There were overnight borrowings of $34.6 million as of March 31, 2017 with a weighted average rate of 1.0 percent at the FHLB. There were no overnight borrowings as of December 31, 2016. At March 31, 2017, unused short-term overnight borrowing commitments totaled $1.1 billion from FHLB, $22.0 million from correspondent banks and $614.2 million at the Federal Reserve Bank.

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

Index

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three months ended March 30, 2017 and 2016.

	Three Months Ended March 31, 2017
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$24,031	$1,560	$25,591
Noninterest income	2,094	4,925	7,019
Total income	26,125	6,485	32,610

Provision for loan losses	1,600	—	1,600
Compensation and benefits	9,314	2,599	11,913
Premises and equipment expense	2,537	279	2,816
Other noninterest expense	2,702	1,873	4,575
Total noninterest expense	16,153	4,751	20,904
Income before income tax expense	9,972	1,734	11,706
Income tax expense	3,173	551	3,724
Net income	$6,799	$1,183	$7,982

Total assets for period end	$3,901,134	$46,428	$3,947,562

	Three Months Ended March 31, 2016
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$21,990	$1,420	$23,410
Noninterest income	1,880	4,383	6,263
Total income	23,870	5,803	29,673

Provision for loan losses	1,700	—	1,700
Compensation and benefits	8,813	2,095	10,908
Premises and equipment expense	2,637	227	2,864
Other noninterest expense	3,917	1,517	5,434
Total noninterest expense	17,067	3,839	20,906
Income before income tax expense	6,803	1,964	8,767
Income tax expense	2,514	764	3,278
Net income	$4,289	$1,200	$5,489

Total assets for period end	$3,412,745	$53,252	$3,465,997

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

Index

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. As of March 31, 2017, all collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
agencies	$21,556	$—	$21,556	$—
Mortgage-backed securities-
residential	236,584	—	236,584	—
SBA pool securities	6,471	—	6,471	—
State and political subdivisions	24,996	—	24,996	—
Corporate bond	3,086	—	3,086	—
Single-issuer trust preferred security	2,715	—	2,715	—
CRA investment fund	4,824	4,824	—	—
Derivatives:
Cash flow hedges	348	—	348	—
Loan level swaps	2,869	—	2,869	—
Total	$303,449	$4,824	$298,625	$—

Liabilities:
Derivatives:
Cash flow hedges	$(227)	$—	$(227)	$—
Loan level swaps	(2,869)	—	(2,869)	—
Total	$(3,096)	$—	$(3,096)	$—

Index

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$21,517	$—	$21,517	$—
Mortgage-backed securities-residential	237,617	—	237,617	—
SBA pool securities	6,713	—	6,713	—
State and political subdivisions	28,993	—	28,993	—
Corporate bond	3,113	—	3,113	—
Single-issuer trust preferred security	2,610	—	2,610	—
CRA investment fund	4,825	4,825	—	—
Loans held for sale, at fair value	1,200	—	1,200	—
Derivatives:
Cash flow hedges	123	—	123	—
Loan level swaps	1,543	—	1,543	—
Total	$308,254	$4,825	$303,429	$—

Liabilities:
Derivatives:
Cash flow hedges	$(867)	—	(867)	—
Loan level swaps	(1,543)	—	(1,543)	—
Total	$(2,410)	$—	$(2,410)	$—

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2017 and December 31, 2016.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	March 31, 2017	December 31, 2016
Residential loans contractual balance	$—	$1,181
Fair value adjustment	—	19
Total fair value of residential loans held for sale	$—	$1,200

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis (Quantitative disclosures for non-recurring Level 3 assets have been omitted due to immateriality):

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant observable
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential mortgage	$2,210	$—	$—	$2,210
Investment commercial real estate	245	—	—	245

	December 31,
(In thousands)	2016
Assets:
Impaired loans:
Investment commercial real estate	$245	$—	$—	$245

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded investment of $2.87 million, with a valuation allowance of $420 thousand at March 31, 2017 and $408 thousand, with a valuation allowance of $163 thousand, at December 31, 2016.

The carrying amounts and estimated fair values of financial instruments at March 31, 2017 are as follows:

		Fair Value Measurements at March 31, 2017 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$118,964	$118,964	$—	$—	$118,964
Securities available for sale	300,232	4,824	295,408	—	300,232
FHLB and FRB stock	15,436	—	—	—	N/A
Loans held for sale, at lower of cost
or fair value	128	—	141	—	141
Loans, net of allowance for loan losses	3,406,040	—	—	3,386,151	3,386,151
Accrued interest receivable	6,823	—	1,034	5,789	6,823
Cash flow hedges	348	—	348	—	348
Loan level swaps	2,869	—	2,869	—	2,869
Financial liabilities
Deposits	$3,430,644	$2,895,903	$533,352	$—	$3,429,255
Overnight borrowings	34,550	—	34,550	—	34,550
Federal home loan bank advances	58,795	—	59,141	—	59,141
Subordinated debt	48,796	—	—	48,798	48,798
Accrued interest payable	1,755	178	827	750	1,755
Cash flow hedge	227	—	227	—	227
Loan level swap	2,869	—	2,869	—	2,869

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

8. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2017	2016
Wealth management division
other expense	$702	$622
Professional and legal fees	862	986
Other operating expenses	2,325	2,267
Total other operating expenses	$3,889	$3,875

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the three months ended March 31, 2017 and 2016:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Three Months
	Balance at	Income	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2017	Reclassifications	Income	2017	2017

Net unrealized holding (loss)
on securities available for sale,
net of tax	$(1,091)	$397	$—	$397	$(694)

Gains on cash flow hedges	(440)	512	—	512	72

Accumulated other
comprehensive loss,
net of tax	$(1,531)	$909	$—	$909	$(622)

Index

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2016	Reclassifications	Loss	2016	2016

Net unrealized holding gain
on securities available for sale,
net of tax	$408	$688	$(63)	$625	$1,033

Losses on cash flow hedges	(787)	(2,260)	—	(2,260)	(3,047)

Accumulated other
comprehensive loss,
net of tax	$(379)	$(1,572)	$(63)	$(1,635)	$(2,014)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(In thousands)	2017	2016	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$—	$101	Securities gains, net
Income tax expense	—	(38)	Income tax expense
Total reclassifications, net of tax	$—	$63

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $180 million as of March 31, 2017 and December 31, 2016, were designated as cash flow hedges of certain interest-bearing demand brokered deposits and were determined to be fully effective during the three months ended March 31, 2017. As such, no amount of ineffectiveness has been included in net income during the three months ended March 31, 2017. Therefore, the aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Index

The following information about the interest rate swaps designated as cash flow hedges as of March 31, 2017 and December 31, 2016 is presented in the following table:

(Dollars in thousands)	March 31, 2017		December 31, 2016
Notional amount	$180,000		$180,000
Weighted average pay rate	1.64%		1.64%
Weighted average receive rate	0.83%		0.58%
Weighted average maturity	3.00	years	3.25	years
Unrealized gain/(loss), net	$121		$(744)

Number of contracts	9		9

Net interest expense recorded on these swap transactions totaled $361 thousand and $504 thousand for the three months ended March 31, 2017 and 2016, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net gains recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2017 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$512	$—	$—

The following table presents the net losses recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2016:

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(2,260)	$—	$—

The following tables reflect the cash flow hedges included in the financial statements as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$121
Total included in other assets	$85,000	$348
Total included in other liabilities	$95,000	$(227)

Index

	December 31, 2016
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(744)
Total included in other assets	$30,000	$123
Total included in other liabilities	$150,000	$(867)

Derivatives Not Designated as Accounting Hedges: The Company offers facility specific/loan level swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution / swap counterparty (loan level / back to back swap program). The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”). The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts. The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.

Information about these swaps is as follows:

(Dollars in thousands)	March 31, 2017		December 31, 2016
Notional amount	$155,853		$126,810
Fair value	$2,869		$1,543
Weighted average pay rates	3.88%		3.75%
Weighted average receive rates	2.83%		2.65%
Weighted average maturity	9.1	years	9.4	years

Number of contracts	19		14

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

Index

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments”. This guidance amends existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company is evaluating the impact of these amendments on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company continues to evaluate the effect that ASU 2016-02 will have on its financial position, results of operations, and its financial statement disclosures, the adoption of ASU 2016-02 is expected to result in leased assets and related lease liabilities to be included on its balance sheet, along with the related leasehold amortization and interest expense included in its statement of income.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid in capital (“APIC”) pool and reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. Excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. Additionally, this update permits an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This accounting guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company adopted the provisions of this standard during the quarter ended March 31, 2017. Upon adoption, excess tax benefits and tax deficiencies are recognized in the provision for income taxes on the consolidated statement of operations and are presented within operating activities on the consolidated statement of cash flows for the quarter ended March 31, 2017.

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.   This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.   The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  This ASU will be effective for public business entities (PBEs) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company is currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

Index

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

In January 2017, the FASB issued ASU 2017-04: “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”.  This accounting standard updated simplifies the subsequent measurement of goodwill, by eliminating Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity should apply the amendments in this update on a prospective basis.  A public business entity that is a SEC filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company does not anticipate a material impact to the consolidated financial statements at this time.

In March 2017, the FASB issued ASU 2017-08: “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This Accounting Standards update amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company does not currently hold any callable debt securities with a premium.  As a result, the Company does not anticipate an impact to the consolidated financial statements.

Index

Also in March 2017, the FASB issued ASU 2017-07: “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This ASU requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset where appropriate. Generally the service cost component is analyzed differently from the other components of net periodic pension cost and net periodic postretirement benefit cost. To improve consistency, transparency, and usefulness of financial information, the amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company’s current accounting treatment and presentation of net periodic postretirement benefit cost is consistent with the provisions in ASU-2017.  As a result, the Company does not anticipate an impact to the consolidated financial statements.

Index

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: This Quarterly Report on Form 10-Q, both in the following discussion and analysis and elsewhere contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future interest income and net loans, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2016, in addition to/which include the following:

•	inability to successfully grow our business and implement our strategic plan, including an inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;
•	the impact of anticipated higher operating expenses in 2017 and beyond;
•	inability to manage our growth;
•	inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the low interest rate environment and highly competitive market;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	an unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;
•	successful cyberattacks against our IT infrastructure and that of our IT providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	inability to successfully generate new business in new geographic markets;
•	inability to execute upon new business initiatives;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

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

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. No impairment charges were recognized in the three months ended March 31, 2017 and 2016. For equity securities, the entire amount of impairment is recognized through earnings.

Index

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2017	2016	2017 vs 2016
Results of Operations:
Net interest income	$25,591	$23,410	$2,181
Provision for loan losses	1,600	1,700	(100)
Net interest income after provision
for loan losses	23,991	21,710	2,281
Wealth management fee income	4,818	4,295	523
Other income	2,201	1,968	233
Operating expense	19,304	19,206	98
Income before income tax expense	11,706	8,767	2,939
Income tax expense	3,724	3,278	446
Net income	$7,982	$5,489	$2,493

Total revenue (Net interest income
plus other income)	$32,610	$29,673	$2,937

Diluted earnings per share	$0.46	$0.34	$0.12

Diluted average shares outstanding	17,438,907	16,016,972	1,421,935

Return on average assets annualized (ROAA)	0.82%	0.64%	0.18%
Return on average equity
annualized (ROAE)	9.62	7.83	1.79

	March 31,	December 31,	Change
	2017	2016	2017 vs 2016
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	13.41%	13.25%	0.16%
Tier I leverage ratio	8.66	8.35	0.31
Loans to deposits	100.26	97.08	3.18
Allowance for loan losses to total
loans	0.98	0.97	0.01
Allowance for loan losses to
nonperforming loans	292.41	285.94	6.47
Nonperforming loans to total loans	0.33	0.34	(0.01)

For the first quarter of 2017, the Company recorded net income of $8.0 million compared to $5.5 million for the same quarter of 2016. For the three months ended March 31, 2017 and 2016, diluted earnings per share were $0.46 and $0.34, respectively. Annualized return on average assets was 0.82 percent and annualized return on average equity was 9.62 percent for the first quarter of 2017, compared to 0.64 percent and 7.83 percent, respectively, for the same quarter of 2016.

The first quarter of 2017 included a $662 thousand benefit to income tax expense related to the adoption of ASU 2016-09, Compensation – Stock Compensation, improvements to employee share-based payment accounting. This increased net income by $662 thousand, earnings per share by $0.04, ROAA by 0.07%, and ROAE by 0.80%.

CONTRACTUAL OBLIGATIONS: For a discussion of our contractual obligations, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” which is incorporated herein by reference.

Index

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements” which is incorporated herein by reference.

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

The following table summarizes the Company’s net interest income and related spread and margin, on a fully tax-equivalent basis, for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net interest income	$25,831	$23,614
Interest rate spread	2.55%	2.69%
Net interest margin	2.71	2.82

Net interest income, on a fully tax-equivalent basis, for the three months ended March 31, 2017, grew $2.2 million, or 9 percent, from the three months ended March 31, 2016. Net interest income increased during the first quarter of 2017 due to an increase in average loans, especially commercial (C&I) loans, partially offset by an increase of cost of funds, principally due to the issuance of subordinated debt in June 2016. Net interest spread and margin for the three months ending March 31, 2017 declined when compared to the same 2016 period due to the effect of the subordinated debt issuance, as well as the maintenance of higher liquidity in the first quarter of 2017 compared to the first quarter of 2016.

Index

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2017	2016
Residential mortgage loans originated for portfolio	$64,831	$17,747
Residential mortgage loans originated for sale	3,115	8,062
Total residential mortgage loans	67,946	25,809

Commercial real estate loans	33,216	9,339
Multifamily properties	47,125	108,035
Commercial (C & I) loans (A)	128,130	67,488
Small business association	1,700	1,055
Wealth Lines of Credit (A)	7,200	1,800
Total commercial loans	217,371	187,717

Installment loans	2,146	486

Home equity lines of credit (A)	6,973	3,604

Total loans closed	$294,436	$217,616

(A)	Includes loans and lines of credit that closed in the period, but were not necessarily funded.

As the Company previously explained, it anticipated multifamily loan originations (and growth) would be less in 2016 and 2017 than had been seen throughout prior periods, as the Company continued to manage its balance sheet such that multifamily loans decline as a percentage of the overall loan portfolio and C&I loans become a larger percentage of the overall loan portfolio. The Company anticipated that this balance sheet management, however, may not be linear each quarter, and would rather be apparent over periods of time.

To supplement its C&I lending programs, the Company announced that during April 2017 it had hired a team of experienced bankers to focus on equipment financing. The Company generally expects that revenue and profitability related to this new group will lag expenses by several quarters.

Index

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet
Unaudited
Three Months Ended

	March 31, 2017			March 31, 2016
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$289,237	$1,504	2.08%	$199,579	$926	1.86%
Tax-exempt (1) (2)	27,152	199	2.93	24,044	200	3.33
Loans (2) (3):
Mortgages	544,854	4,473	3.28	466,497	3,818	3.27
Commercial mortgages	2,035,304	17,732	3.48	1,960,126	17,170	3.50
Commercial	648,266	6,380	3.94	525,896	5,100	3.88
Commercial construction	390	4	4.10	1,395	14	4.01
Installment	69,415	501	2.89	44,906	335	2.98
Home equity	66,311	557	3.36	53,056	440	3.32
Other	514	11	8.56	486	12	9.88
Total loans	3,365,054	29,658	3.53	3,052,362	26,889	3.52
Federal funds sold	101	—	0.25	101	—	0.23
Interest-earning deposits	137,589	264	0.77	77,903	87	0.45
Total interest-earning assets	3,819,133	31,625	3.31%	3,353,989	28,102	3.35%
Noninterest-earning assets:
Cash and due from banks	21,615			15,603
Allowance for loan losses	(32,913)			(26,582)
Premises and equipment	30,279			30,000
Other assets	73,467			83,632
Total noninterest-earning assets	92,448			102,653
Total assets	$3,911,581			$3,456,642
LIABILITIES:
Interest-bearing deposits:
Checking	$1,029,012	$862	0.34%	$882,497	$571	0.26%
Money markets	1,068,552	934	0.35	819,818	573	0.28
Savings	120,623	16	0.05	116,560	16	0.05
Certificates of deposit - retail	448,844	1,570	1.40	442,563	1,489	1.35
Subtotal interest-bearing deposits	2,667,031	3,382	0.51	2,261,438	2,649	0.47
Interest-bearing demand - brokered	180,000	720	1.60	200,000	741	1.48
Certificates of deposit - brokered	93,733	491	2.10	93,674	497	2.12
Total interest-bearing deposits	2,940,764	4,593	0.62	2,555,112	3,887	0.61
FHLB advances and borrowings	60,123	303	2.02	155,274	479	1.23
Capital lease obligation	9,605	115	4.79	10,140	122	4.81
Subordinated debt	48,775	783	6.42	—	—	—
Total interest-bearing liabilities	3,059,267	5,794	0.76%	2,720,526	4,488	0.66%
Noninterest-bearing liabilities:
Demand deposits	501,183			435,770
Accrued expenses and
other liabilities	19,151			19,898
Total noninterest-bearing liabilities	520,334			455,668
Shareholders’ equity	331,980			280,448
Total liabilities and
shareholders’ equity	$3,911,581			$3,456,642
Net interest income
(tax-equivalent basis)		25,831			23,614
Net interest spread			2.55%			2.69%
Net interest margin (4)			2.71%			2.82%
Tax equivalent adjustment		(240)			(204)
Net interest income		$25,591			$23,410

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Three Months		Three Months Ended
	Ended March 31, 2017		March 31, 2017
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$439	$138	$577
Loans	2,781	(12)	2,769
Federal funds sold	—	—	—
Interest-earning deposits	92	85	177
Total interest income	$3,312	$211	$3,523
LIABILITIES:
Interest-bearing checking	$14	$277	$291
Money market	219	142	361
Savings	1	(1)	—
Certificates of deposit - retail	25	56	81
Certificates of deposit - brokered	—	(6)	(6)
Interest bearing demand brokered	(81)	60	(21)
Borrowed funds	(179)	3	(176)
Capital lease obligation	(7)	—	(7)
Subordinated debt	783	—	783
Total interest expense	$775	$531	$1,306
Net interest income	$2,537	$(320)	$2,217

Interest income on earning assets, on a fully tax-equivalent basis, totaled $31.6 million for the first quarter of 2017 compared to $28.1 million for the same quarter of 2016, reflecting an increase of $3.5 million or 13 percent,. Average earning assets totaled $3.82 billion for the first quarter of 2017, an increase of $465.1 million or 14 percent, from the same period of 2016. The average commercial loan portfolio increased $122.4 million or 23 percent, from the first quarter of 2016, averaging $648.3 million for the first quarter of 2017. The increase in this portfolios was attributed to the addition of seasoned banking professionals over the course of 2016; a continued concerted focus on the client service and value added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton private banking offices, as well as the New York City market. Additionally, the average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $75.2 million or 4 percent to $2.04 billion for the first quarter of 2017 when compared to the same period in 2016. While the Company has managed its multifamily portfolio to basically no growth, it has been focused on the origination of strong commercial real estate credits. In addition, the Company has continued its focus on relationship based residential mortgage lending, and that portfolio has grown from an average of $466.5 million in the March 2016 quarter to $544.9 million average in the March 2017 quarter. Investments totaled $316.4 million for the first quarter of 2017 compared to $223.6 million for the same 2016 quarter reflecting an increase of $92.8 million or 41 percent. This increase coincides with the Company’s desire to increase liquid portfolios.

For the quarters ended March 31, 2017 and 2016, the average rates earned on earning assets was 3.31 percent and 3.35 percent, respectively, a decrease of 4 basis points. The decrease in the overall yield was principally due to the maintenance of higher liquidity (investment securities and interest earning deposits) in the 2017 period when compared to 2016, partially offset by the benefit from increased market rates on adjustable rate assets in the 2017 period.

For the first quarter of 2017, total interest-bearing deposits averaged $2.94 billion, an increase of $385.7 million or 15 percent from the average balance for the same period of 2016. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including reciprocal funds discussed below) has come from the addition of seasoned banking professionals over the course of 2016 and into 2017; an intense focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.

Index

Average rates paid on total interest-bearing deposits were 62 basis points and 61 basis points for the first quarters of 2017 and 2016, respectively, an increase of 1 basis point. The increase in the average rate paid on deposits was principally due to growth in interest-bearing money market and checking accounts at slightly higher rates to ensure generation of new deposits in volumes sufficient to appropriately fund asset growth.

For the first quarters of 2017 and 2016, average borrowings totaled $60.1 million and $155.3 million, respectively, a decrease of $95.2 million during the first quarter of 2017 when compared to the same period of 2016. The decrease was principally due to scheduled maturities of FHLB advances along with reduced average overnight borrowings from the FHLB.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM program is considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. Reciprocal balances averaged $397.4 million for the March 31, 2017 quarter and $441.3 million for the March 31, 2016 quarter.

For the first quarter of 2017 total interest-bearing demand – brokered deposits decreased by $20.0 million when compared to the same quarter of 2016. This decrease is due to the management of the balance sheet to reduce such brokered deposits to the minimum level required to support the Company’s existing $180 million of interest rate swaps, transacted previously as part of the Company’s interest rate risk management program.

In June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate and until maturity in June 2026 or earlier redemption. For the first quarter of 2017, the subordinated debt balance averaged $48.8 million.

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

At March 31, 2017, the Company had investment securities available for sale with a fair value of $300.2 million compared with $305.4 million at December 31, 2016. Net unrealized losses (net of income tax) of $693 thousand and $1.1 million were included in shareholders’ equity at March 31, 2017 and December 31, 2016, respectively.

Index

The carrying value of investment securities available for sale as of March 31, 2017 and December 31, 2016 are shown below:

	March 31,	December 31,
(In thousands)	2017	2016
U.S. treasury and U.S. government-
Sponsored agencies	$21,556	$21,517
Mortgage-backed securities-residential
(principally U.S. government-sponsored
entities)	236,584	237,617
SBA pool securities	6,471	6,713
State and political subdivision	24,996	28,993
Corporate bond	3,086	3,113
Single-issuer trust preferred security	2,715	2,610
CRA investment fund	4,824	4,825
Total	$300,232	$305,388

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of March 31, 2017:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$—	$9,995	$11,561	$—	$21,556
Sponsored agencies	—%	1.25%	1.81%	—%	1.56%
Mortgage-backed securities-	$49	$18,401	$25,349	$192,785	$236,584
residential (1)	4.16%	2.17%	1.83%	2.06%	2.05%
SBA pool securities	$—	$—	$—	$6,471	$6,471
	—%	—%	—%	0.97%	0.97%
State and political subdivisions (2)	$6,046	$9,859	$4,819	$4,272	$24,996
	1.75%	3.01%	3.09%	2.80%	2.69%
Corporate bond	$—	$—	$3,086	—	$3,086
	—%	—%	5.25%	—%	5.25%
Single-issuer trust preferred security (1)	$—	$—	$2,715	$—	$2,715
	—%	—%	1.84%	—%	1.84%
Total	$6,095	$38,255	$47,530	$203,528	$295,408
	1.77%	2.14%	2.31%	2.04%	2.09%

(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

OTHER INCOME: The following table presents the major components of other income, excluding income from wealth management, which is summarized and discussed subsequently:

		Three Months Ended March 31,	Change
(In thousands)	2017	2016	2017 vs 2016

Service charges and fees	$771	$807	$(36)
Gain on sale of loans (mortgage banking)	47	121	(74)
Gain on sale of loans, at lower of
cost or fair value (Multifamily Loans)	—	124	(124)
Bank owned life insurance	322	342	(20)
Fee income related to loan level,
back-to-back swaps	456	94	362
Gain on sale of SBA loans	155	47	108
Securities gains	—	101	(101)
Other income	450	332	118
Total other income	$2,201	$1,968	$233

Index

For the three months ended March 31, 2017, income from the sale of newly originated residential mortgage loans was $47 thousand compared to $121 thousand for the three months ended March 31, 2016. The decrease was a result of lower volume of residential mortgage loans originated for sale in the three months ended March 31, 2017 periods compared to the three months ended March 31, 2016, due to reduced refinance activity due principally to the higher market rate environment.

There were no securities gains in the March 2017 quarter compared to $101 thousand for the March 2016 quarter. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the shorter duration of our investment portfolio and the interest rate environment, such sales will continue to be a very small component of the Company’s operations.

Gains on the sale of multifamily loans held for sale at the lower of cost or fair value was $124 thousand for the quarter ending March 31, 2016. During the first quarter of 2016, the Company began selling whole multifamily loans in addition to multifamily loan participations. The Company manages its balance sheet such that multifamily loans decline as a percentage of the overall loan portfolio while commercial loans become a larger percentage of the overall loan portfolio. The Company anticipates that this balance sheet management, however, will likely not be linear each quarter, but will rather be apparent over periods of time. There were no multifamily loan sales for the quarter ended March 31, 2017, as, without sales, the Company’s portfolio level remained at a targeted level. And, additionally, market demand for such product has declined somewhat due to the regulatory environment surrounding commercial real estate lending.

The first quarter of 2017 included $155 thousand of income related to the Company’s SBA lending and sale program compared to $47 thousand in the same quarter in 2016. The SBA program was fully implemented in the March 2016 quarter and activity has grown since that period. This program is part of the Company’s normal ongoing operations.

The first quarter of 2017 included $456 thousand of loan level, back-to-back swap income up from $94 thousand for the quarter ended March 31, 2016, due to several factors, including increased customer awareness of the possibility of rising market interest rates, as well as increased loan opportunities for the Company. The program utilizes mirror interest rate swaps, one directly with the customer and one directly with a well-established counterparty. This enables a customer to benefit from a fixed rate loan, while the Company records a floating rate loan. The program provides enhanced interest rate risk management, as well as the potential for fee income for the Company.

Other income was $450 thousand for the March 2017 quarter compared to $332 thousand for the same quarter in 2016. The March 2017 quarter included an increase in letter of credit fees and increase in unused line of credit fees associated with the commercial lending business, when compared to the March 2016 quarter.

Index

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	2017 vs 2016
Compensation and employee benefits	$11,913	$10,908	$1,005
Premises and equipment	2,816	2,864	(48)
FDIC assessment	686	1,559	(873)
Other Operating Expenses:

Wealth management division
other expense	702	622	80
Professional and legal fees	862	986	(124)
Loan expense	201	112	89
Telephone	243	238	5
Advertising	163	144	19
Postage	104	107	(3)
Other	1,614	1,666	(52)
Total operating expenses	$19,304	$19,206	$98

The Company’s total operating expenses were $19.3 million for the quarter ended March 31, 2017 compared to $19.2 million in the same 2016 quarter, reflecting a net increase of $98 thousand or less than 1 percent.

Compensation and benefits expenses increased to $11.9 million in the first quarter of 2017 from $10.9 million in the same period in 2016, an increase of $1.0 million or 9 percent. Strategic hiring that was in line with the Company’s Plan, including staff associated with credit and risk management, normal salary increases and increased bonus/incentive accruals associated with the Company’s growth, all contributed to the increase from the March 2016 quarter to the March 2017 quarter.

For the three months ended March 31, 2017, FDIC insurance expense was $686 thousand compared to $1.6 million for the three months ended March 31, 2016, a decrease of $873 thousand. Beginning July 1, 2016 the FDIC assessment system was revised. Revisions for “small institutions” (under $10 billion in assets) resulted in, among other things, the elimination of risk categories and utilization of a financial ratios method to determine assessment rates. The changes reduced the Company’s assessment rate by over 50%, when compared to the first quarter 2016 assessment rate.

Professional and loan fees decreased $124 thousand for the three months ended March 31, 2017 compared to the same period in 2016. Given the Company’s significant growth and high concentration in multifamily lending, the Company had several one-time expenses in the 2016 quarter to ensure it adhered to best in class risk management practices.

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

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the three months ended March 31, 2017 and 2016.

	At or For
	Three Months Ended March 31,		Change
(In thousands)	2017	2016	2017 v 2016

Total fee income	$4,818	$4,295	$523

Compensation and benefits (included
in Operating Expenses above)	2,599	2,095	504

Other operating expense (included)
in Operating Expenses above)	2,152	1,744	408

Assets under administration
(market value)	$3.8 billion	$3.3 billion

The market value of the assets under administration (“AUA”) of the wealth management division was $3.8 billion at March 31, 2017, reflecting an increase of 15 percent from $3.3 billion at March 31, 2016.

In the March 2017 quarter, the wealth management division generated $4.8 million in fee income compared to $4.3 million for the March 2016 quarter, reflecting a 12 percent increase. The growth in fee income was due to several factors, including net flows from solid new business results from existing and new clients, partially offset by normal levels of disbursements and outflows.

The Company continues to incorporate wealth management into conversations it has with the Company’s clients, across business lines. The Company has expanded its wealth management team and will continue to grow its team and expand its products, services, and advice delivered to clients.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses, including the Private Wealth Management Division, operating expenses relative to the Private Wealth Management Division reflected increases due to overall growth in the business, several new hires, and select third party expenditures incurred in the 2017 period. Generally revenue and profitability related to the new personnel will lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Private Wealth Management Division should it be necessary.

Index

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated (dollars in thousands):

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	11,494	11,264	10,840	8,049	7,278
Other real estate owned	671	534	534	767	861
Total nonperforming assets	$12,165	$11,798	$11,374	$8,816	$8,139

Performing TDRs	$15,030	$17,784	$18,078	$18,570	$16,033

Loans past due 30 through 89
days and still accruing	$622	$1,356	$8,238	$6,576	$1,393

Classified loans	$43,002	$45,798	$49,627	$51,084	$48,817

Impaired loans	$26,546	$29,071	$28,951	$26,643	$23,335

Nonperforming loans (1) as a % of
total loans	0.33%	0.34%	0.34%	0.26%	0.24%
Nonperforming assets (1) as a % of
total assets	0.31%	0.30%	0.30%	0.24%	0.23%
Nonperforming assets (1) as a % of
total loans plus other real
estate owned	0.35%	0.36%	0.35%	0.28%	0.27%

(1)	Nonperforming loans/assets do not include performing TDRs.

The Company does not hold and has not made or invested in subprime loans or “Alt-A” type mortgages.

PROVISION FOR LOAN LOSSES: The provision for loan losses was $1.6 million for the first quarter of 2017 and $1.7 million for the same quarter of 2016. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers, as well as prevailing economic conditions. Commercial credits generally carry a higher risk profile compared to some of the other credits, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $1.6 million in the first quarter of 2017 was reflective of loan growth experienced by the Company, as well as greater qualitative factor allocations of the allowance to commercial loans and owner occupied commercial real estate loans which experienced a higher rate of growth in balances over the first quarter of 2017. Originations of commercial loans and commercial real estate loans have increased, and these loans have historically carried a higher general reserve allocation than multifamily loans. In the first quarter of 2017, management reevaluated the qualitative factors for multifamily loan types and as a result of the evaluation, changed certain allocations as appropriate.

The overall allowance for loan losses was $33.6 million as of March 31, 2017 compared to $32.2 million at December 31, 2016. As a percentage of loans, the allowance for loan losses was 0.98 percent as of March 31, 2017 and 0.97 percent as of December 31, 2016. The specific reserves on impaired loans have decreased to $754 thousand at March 31, 2017 compared to $824 thousand as of December 31, 2016. Total impaired loans were $26.5 million and $29.1 million as of March 31, 2017 and December 31, 2016, respectively. The general component of the allowance increased from $31.4 million at December 31, 2016 to $32.9 million at March 31, 2017, due principally to the loan growth and the greater qualitative factor allocations referenced previously.

Index

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands)	2017	2016	2016	2016	2016
Allowance for loan losses:
Beginning of period	$32,208	$30,616	$29,219	$27,321	$25,856
Provision for loan losses	1,600	1,500	2,100	2,200	1,700
Charge-offs, net	(198)	92	(703)	(302)	(235)
End of period	$33,610	$32,208	$30,616	$29,219	$27,321

Allowance for loan losses as
a % of total loans	0.98%	0.97%	0.95%	0.93%	0.90%
Allowance for loan losses as
a % of nonperforming loans	292.41%	285.94%	282.44%	363.01%	375.39%

INCOME TAXES: For the first quarter of 2017 and 2016 income tax expense as a percentage of pre-tax income was 31.8 percent and 37.4 percent, respectively. During the three months ended March 31, 2017, the Company adopted ASU 2016-9, “Compensation – Stock Compensation, Improvements to Employee Share-Based Payment Accounting”. As a result of this adoption, the Company recorded an income tax benefit of $662 thousand. The reduction in our effective tax rate for the three months ended March 31, 2017 was primarily due to the adoption of ASU 2016-9.

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

Capital for the quarter ended March 31, 2017 was benefitted by net income of $8.0 million and by $8.8 million of voluntary share purchases by our shareholders under the Dividend Reinvestment Plan.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At March 31, 2017 and December 31, 2016, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

Index

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Total capital
(to risk-weighted assets)	$409,541	13.05%	$313,910	10.00%	$251,128	8.00%	$290,367	9.250%

Tier I capital
(to risk-weighted assets)	375,931	11.98	251,128	8.00	188,346	6.00	227,585	7.250

Common equity tier I
(to risk-weighted assets)	375,928	11.98	204,042	6.50	141,260	4.50	180,498	5.750

Tier I capital
(to average assets)	375,931	9.61	195,502	5.00	156,402	4.00	156,402	4.00

As of December 31, 2016:
Total capital
(to risk-weighted assets)	$392,305	12.87%	$304,758	10.00%	$243,806	8.00%	$262,854	8.625

Tier I capital
(to risk-weighted assets)	360,097	11.82	243,806	8.00	182,855	6.00	201,902	6.625

Common equity tier I
(to risk-weighted assets)	360,094	11.82	198,093	6.50	137,141	4.50	156,188	5.125

Tier I capital
(to average assets)	360,097	9.31	193,430	5.00	154,744	4.00	154,744	4.00

Index

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well						For Capital
			Capitalized Under				For Capital		Adequacy Purposes
			Prompt Corrective				Adequacy		Including Capital
	Actual		Action Provisions				Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Total capital
(to risk-weighted assets)	$420,967	13.41%	$	N/A	N/A	%	$251,128	8.00%	$290,367	9.250%

Tier I capital
(to risk-weighted assets)	338,561	10.79		N/A	N/A		188,346	6.00	227,585	7.250

Common equity tier I
(to risk-weighted assets)	338,558	10.79		N/A	N/A		141,260	4.50	180,498	5.750

Tier I capital
(to average assets)	338,561	8.66		N/A	N/A		156,402	4.00	156,402	4.00

As of December 31, 2016:
Total capital
(to risk-weighted assets)	$404,017	13.25%	$	N/A	N/A	%	$243,910	8.00%	262,966	8.625

Tier I capital
(to risk-weighted assets)	323,045	10.60		N/A	N/A		182,933	6.00	201,988	6.625

Common equity tier I
(to risk-weighted assets)	323,042	10.60		N/A	N/A		137,200	4.50	156,255	5.125

Tier I capital
(to average assets)	323,045	8.35		N/A	N/A		154,788	4.00	154,788	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock. The Reinvestment Plan provided $8.8 million of capital to the Company in the first quarter of 2017 and we anticipate this program will provide a continuing source of capital.

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

As previously announced, on April 20, 2017, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 19, 2017 to shareholders of record on May 5, 2017.

Index

Management believes the Company’s capital position and capital ratios are adequate. Further, Management believes the Company has sufficient common equity to support its planned growth and expansion for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $119.0 million at March 31, 2017. In addition, the Company had $300.2 million in securities designated as available for sale at March 31, 2017. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At March 31, 2017, unused borrowing commitments totaled $1.1 billion from the FHLB, $614.2 million from the Federal Reserve Bank and $22.0 million from correspondent banks.

During the March 2017 quarter, the increase in loans of $127.5 million was primarily funded by customer deposit growth of $18.8 million, net (principally noninterest-bearing checking), increased capital of $16.7 million, decreased cash/cash equivalents of $43.7 million, and net increased other borrowings of $31.6 million.

Brokered interest-bearing demand (“overnight”) deposits stayed flat at $180.0 million at March 31, 2017. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short term brokered deposits.

From a liquidity/funding perspective, such brokered deposits, are generally a more cost effective alternative than other borrowings and do not require use of pledged collateral, as secured wholesale borrowings do. From a balance sheet management perspective, the rate paid on these short term brokered deposits is used as the basis to transact longer term interest rate swaps, basically extending repricing generally to five years for asset matching / interest rate risk management purposes. As of March 31, 2017, the Company has transacted pay fixed, receive floating interest rate swaps totaling $180.0 million notional amount.

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

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $180.0 million as of March 31, 2017.

In addition, during the second quarter of 2015, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes a third party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of March 31, 2017, $155.9 million of notional value in swaps were executed and outstanding with borrowers under this program.

Index

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of March 31, 2017. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of March 31, 2017.

In an immediate and sustained 200 basis point increase in market rates at March 31, 2017, net interest income for year 1 would increase approximately 6.3 percent, when compared to a flat interest rate scenario. In year 2 this sensitivity improves to an increase of 9.0 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at March 31, 2017, net interest income would decline approximately 6.2 percent for year 1 and 7.2 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at March 31, 2017.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$484,512	$(1,735)	(0.36)%	12.95%	55
+100	492,971	6,724	1.38	12.86	46
Flat interest rates	486,247	—	—	12.40	—
-100	467,545	(18,702)	(3.85)	11.68	(72)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Index

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (March 31, 2017).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2017 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 8, 2017	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: May 8, 2017	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

DATE: May 8, 2017	By: /s/ Francesco S. Rossi
Francesco S. Rossi, Chief Accounting Officer
(Principal Accounting Officer)