Form 10-Q
period 2017-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2017-08-07
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2017

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

Number of shares of Common Stock outstanding as of July 31, 2017:

17,846,324

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

Item 1	Financial Statements
Consolidated Statements of Condition at June 30, 2017 and
	December 31, 2016	Page 3
Consolidated Statements of Income for the three months and six months
	ended June 30, 2017 and 2016	Page 4
Consolidated Statements of Comprehensive Income for the three months and
	six months ended June 30, 2017 and 2016	Page 5
Consolidated Statement of Changes in Shareholders’ Equity
	for the six months ended June 30, 2017	Page 6
Consolidated Statements of Cash Flows for the six months
	ended June 30, 2017 and 2016	Page 7
	Notes to Consolidated Financial Statements	Page 8
Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	Page 46
Item 3	Quantitative and Qualitative Disclosures about Market Risk	Page 70
Item 4	Controls and Procedures	Page 70

PART 2 OTHER INFORMATION

Item 1	Legal Proceedings	Page 70
Item 1A	Risk Factors	Page 70
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	Page 71
Item 3	Defaults Upon Senior Securities	Page 71
Item 4	Mine Safety Disclosures	Page 71
Item 5	Other Information	Page 71
Item 6	Exhibits	Page 71

Index

Item 1. Financial Statements (Unaudited)

  PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except share and per share data)

	(unaudited)	(audited)
	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$4,119	$24,580
Federal funds sold	101	101
Interest-earning deposits	89,600	138,010
Total cash and cash equivalents	93,820	162,691

Securities available for sale	315,224	305,388
FHLB and FRB stock, at cost	18,487	13,813
Loans held for sale, at fair value	1,050	1,200
Loans held for sale, at lower of cost or fair value	1,650	388
Loans	3,664,020	3,312,144
Less: Allowance for loan losses	35,751	32,208
Net loans	3,628,269	3,279,936

Premises and equipment	29,806	30,371
Other real estate owned	373	534
Accrued interest receivable	6,776	8,153
Bank owned life insurance	44,172	43,806
Deferred tax assets, net	16,912	15,320
Goodwill	1,573	1,573
Other intangible assets	1,522	1,584
Other assets	6,045	13,876
TOTAL ASSETS	$4,165,679	$3,878,633
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$548,427	$489,485
Interest-bearing deposits:
Interest-bearing deposits checking	1,085,805	1,023,081
Savings	121,480	120,056
Money market accounts	1,081,366	1,048,494
Certificates of deposit - Retail	475,395	457,000
Subtotal deposits	3,312,473	3,138,116
Interest-bearing demand – Brokered	180,000	180,000
Certificates of deposit - Brokered	88,780	93,721
Total deposits	3,581,253	3,411,837
Overnight borrowings with Federal Home Loan Bank	87,000	—
Federal Home Loan Bank advances	58,795	61,795
Capital lease obligation	9,407	9,693
Subordinated debt, net	48,829	48,764
Accrued expenses and other liabilities	23,548	22,334
TOTAL LIABILITIES	3,808,832	3,554,423
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;
liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized
21,000,000 shares; issued shares, 18,254,582 at June 30, 2017 and
17,666,173 at December 31, 2016; outstanding shares, 17,846,404 at
June 30, 2017 and 17,257,995 at December 31, 2016	15,213	14,717
Surplus	255,676	238,708
Treasury stock at cost, 408,178 shares at both June 30, 2017 and
December 31, 2016	(8,988)	(8,988)
Retained earnings	95,484	81,304
Accumulated other comprehensive loss, net of income tax	(538)	(1,531)
TOTAL SHAREHOLDERS’ EQUITY	356,847	324,210
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$4,165,679	$3,878,633

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$31,637	$27,735	61,129	54,488
Interest on securities available for sale:
Taxable	1,477	914	2,981	1,840
Tax-exempt	115	128	236	249
Interest on loans held for sale	7	182	11	193
Interest on interest-earning deposits	176	76	440	163
Total interest income	33,412	29,035	64,797	56,933
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	2,320	1,226	4,132	2,386
Interest on certificates of deposit	1,650	1,545	3,220	3,034
Interest on borrowed funds	354	573	657	1,052
Interest on capital lease obligation	114	120	229	242
Interest on subordinated debt	783	139	1,566	139
Subtotal - interest expense	5,221	3,603	9,804	6,853
Interest on interest-bearing demand – brokered	726	760	1,446	1,501
Interest on certificates of deposits – brokered	493	496	984	993
Total Interest expense	6,440	4,859	12,234	9,347
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN LOSSES	26,972	24,176	52,563	47,586
Provision for loan losses	2,200	2,200	3,800	3,900
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	24,772	21,976	48,763	43,686
OTHER INCOME
Wealth management fee income	5,086	4,899	9,904	9,194
Service charges and fees	815	818	1,586	1,625
Bank owned life insurance	350	345	672	687
Gains on loans held for sale at fair value (mortgage
banking)	91	309	138	430
Gains on multifamily loans held for sale at lower of cost or
fair value	—	500	—	624
Fee income related to loan level, back-to-back swaps	1,291	—	1,747	94
Gain on sale of SBA loans	142	212	297	259
Other income	396	347	846	679
Securities gains, net	—	18	—	119
Total other income	8,171	7,448	15,190	13,711
OPERATING EXPENSES
Compensation and employee benefits	12,751	11,100	24,664	22,008
Premises and equipment	3,033	2,742	5,849	5,606
FDIC insurance expense	602	1,581	1,288	3,140
Other operating expense	3,709	3,352	7,598	7,227
Total operating expenses	20,095	18,775	39,399	37,981
INCOME BEFORE INCOME TAX EXPENSE	12,848	10,649	24,554	19,416
Income tax expense	4,908	4,085	8,632	7,363
NET INCOME	$7,940	$6,564	$15,922	$12,053

EARNINGS PER SHARE
Basic	$0.45	$0.41	$0.92	$0.75
Diluted	$0.45	$0.40	$0.91	$0.74
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	17,505,638	16,172,223	17,314,695	16,015,251
Diluted	17,756,390	16,341,975	17,588,816	16,179,700

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$7,940	$6,564	$15,922	$12,053
Comprehensive income:
Unrealized gains/(loss) on available for sale
securities:
Unrealized holding gains arising
during the period	199	325	835	1,431
Less: Reclassification adjustment for net gains
included in net income	—	18	—	119
	199	307	835	1,312
Tax effect	(77)	(116)	(316)	(496)
Net of tax	122	191	519	816

Unrealized gains/(loss) on cash flow hedges:
Unrealized holding gains/(loss)	(64)	(1,151)	801	(4,971)
	(64)	(1,151)	801	(4,971)
Tax effect	26	471	(327)	2,031
Net of tax	(38)	(680)	474	(2,940)

Total other comprehensive income/(loss)	84	(489)	993	(2,124)

Total comprehensive income	$8,024	$6,075	$16,915	$9,929

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Six Months Ended June 30, 2017

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Loss	Total

Balance at January 1, 2017
17,257,995 common shares
outstanding	$14,717	$238,708	$(8,988)	$81,304	$(1,531)	$324,210
Net income	—	—	—	15,922	—	15,922
Comprehensive income	—	—	—	—	993	993
Restricted stock units issued
61,610 shares	51	(51)	—	—	—	—
Restricted stock awards forfeitures,
(300) shares	(1)	1	—	—	—	—
Restricted stock units/awards
repurchased on vesting to pay
taxes, (46,884) shares	(39)	(1,376)	—	—	—	(1,415)
Amortization of restricted
awards/units	—	1,671	—	—	—	1,671
Cash dividends declared on					—
common stock ($0.10 per share)	—	—	—	(1,742)		(1,742)
Common stock option expense	—	6	—	—	—	6
Common stock options exercised,
32,527 net of 8,490 used to
exercise, 24,037 shares	27	294	—	—	—	321
Sales of shares (Dividend
Reinvestment Program),
537,113 shares	447	16,026	—	—	—	16,473
Issuance of shares for
Employee Stock Purchase
Plan, 12,833 shares	11	397	—	—	—	408
Balance at June 30, 2017
17,846,404 common shares
outstanding	$15,213	$255,676	$(8,988)	$95,484	$(538)	$356,847

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$15,922	$12,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,703	1,519
Amortization of premium and accretion of discount on securities, net	841	715
Amortization of restricted stock	1,671	1,429
Amortization of intangible	62	62
Amortization of subordinated debt costs	65	5
Provision of loan losses	3,800	3,900
Deferred tax benefit	(2,234)	(1,073)
Stock-based compensation and employee stock purchase plan expense	79	99
Gains on securities, available for sale, net	—	(119)
Loans originated for sale (1)	(13,910)	(28,284)
Proceeds from sales of loans held for sale (1)	13,233	26,139
Gain on loans held for sale (1)	(435)	(430)
Gain on loans held for sale at lower of cost or fair value	—	(624)
Gain on death benefit	(62)	—
Increase in cash surrender value of life insurance, net	(404)	(440)
Decrease/(increase) in accrued interest receivable	1,377	(913)
Decrease in other assets	8,843	65
Increase in accrued expenses, capital lease obligations and other liabilities	743	2,436
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,294	16,539
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	32,337	30,956
Redemptions for FHLB & FRB stock	13,282	56,097
Sales of securities available for sale	—	5,499
Purchase of securities available for sale	(42,179)	(46,325)
Purchase of FHLB & FRB stock	(17,956)	(56,736)
Proceeds from sales of loans held for sale at lower of cost or fair value	—	138,196
Net increase in loans, net of participations sold	(352,270)	(352,391)
Sales of other real estate owned	298	330
Purchase of premises and equipment	(1,138)	(472)
NET CASH USED IN INVESTING ACTIVITIES	(367,626)	(224,846)
FINANCING ACTIVITIES:
Net increase in deposits	169,416	173,569
Net increase/(decrease) in overnight borrowings	87,000	(11,250)
Repayments of Federal Home Loan Bank advances	(3,000)	—
Dividends paid on common stock	(1,742)	(1,618)
Exercise of Stock Options, net of stock swaps	321	76
Restricted stock repurchased on vesting to pay taxes	(1,415)	(495)
Proceeds from issuance of subordinated debt	—	48,693
Sales of common shares (Dividend Reinvestment Program)	16,473	10,145
Issuance of shares for employee stock purchase plan	408	357
NET CASH PROVIDED BY IN FINANCING ACTIVITIES	267,461	219,477
Net (decrease)/increase in cash and cash equivalents	(68,871)	11,170
Cash and cash equivalents at beginning of period	162,691	70,160
Cash and cash equivalents at end of period	$93,820	$81,330
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$12,028	$7,927
Income tax, net	197	9,350
Transfer of loans to loans held for sale	—	115,663
Transfer of loans to other real estate owned	137	534
(1)	Includes mortgage loans originated with the intent to sell which are carried at fair value. In addition, this includes the guaranteed portion of SBA loans which are carried at the lower of cost or fair value.

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2016 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the Management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2017, the results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016, and shareholders’ equity and cash flow statements for the six months ended June 30, 2017 and 2016.

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware, Peapack Capital Corporation (formed in the second quarter of 2017) and Peapack-Gladstone Mortgage Group, Inc. and Peapack-Gladstone Mortgage Group’s wholly-owned subsidiary, PG Investment Company of Delaware, Inc. and its wholly-owned subsidiary, Peapack-Gladstone Realty, Inc., a New Jersey Real Estate Investment Company. While the following footnotes include the collective results of the Company and the Bank, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

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

Mortgage loans held for sale are generally sold with servicing rights released; therefore, no servicing rights are recorded. Gains and losses on sales of mortgage loans, shown as gain on sale of loans at fair value on the Statements of Income, are based on the difference between the selling price and the carrying value of the related loan sold.

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $8.6 million and $5.8 million as of June 30, 2017 and December 31, 2016, respectively. SBA loans held for sale totaled $1.7 million and $388 thousand as of June 30, 2017 and December 31, 2016, respectively.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis. At June 30, 2017 and at December 31, 2016 the multiple was 4.0 times for non-impaired substandard loans and 2.0 times for non-impaired special mention loans.

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

Leasing and Equipment Finance. Peapack Capital Corporation (“PCC”), a subsidiary of the Bank, offers a range of finance solutions nationally. PCC provides term loans and leases secured by assets financed for U.S. based mid-size and large companies. Facilities tend to be fully drawn under fixed rate terms. PCC serves a broad range of industries including transportation, manufacturing, heavy construction and utilities.

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

For the three months ended June 30, 2017 and 2016, the Company recorded total compensation cost for stock options of $1 thousand and $14 thousand, respectively. There was no recognized tax benefit for the quarter ended June 30, 2017. There was a recognized tax benefit of $1 thousand for the quarter ended June 30, 2016. The Company recorded total compensation cost for stock options for the six months ended June 30, 2017 and 2016, of $6 thousand and $34 thousand, respectively. There was no recognized tax benefit for the six months ended June 30, 2017. There was a recognized tax benefit of $3 thousand for the six months ended June 30, 2016. There was less than $1 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans at June 30, 2017. That cost is expected to be recognized over a weighted average period of 0.31 years.

Index

Upon adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

For the Company’s stock option plans, changes in options outstanding during the six months ended June 30, 2017 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2017	179,159	$16.27
Granted during 2017	—	—
Exercised during 2017	(32,527)	17.99
Expired during 2017	(7,722)	26.90
Forfeited during 2017	(141)	13.38
Balance, June 30, 2017	138,769	$15.28	3.57 years	$2,222
Vested and expected to vest	138,764	$15.28	3.57 years	$2,222
Exercisable at June 30, 2017	138,669	$15.28	3.57 years	$2,220

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2017 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on June 30, 2017 was $31.29.

There were no stock options granted in the six months ended June 30, 2017.

The Company has previously granted performance based and service based restricted stock awards/units. Service based awards/units vest ratably over a one, three or five year period.  There were 3,180 restricted stock units granted in the second quarter of 2017.

The performance based awards that were granted in previous periods, are dependent upon the Company meeting certain performance criteria and cliff vest at the end of the performance period.  Total unrecognized compensation expense for performance based awards was $1.7 million as of June 30, 2017.

Changes in nonvested shares dependent on performance criteria for the six months ended June 30, 2017 were as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2017	92,767	$18.12
Granted during 2017	—	—
Vested during 2017	—	—
Forfeited during 2017	—	—
Balance, June 30, 2017	92,767	$18.12

Index

Changes in service based restricted stock awards/units for the six months ended June 30, 2017 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2017	368,130	$19.26
Granted during 2017	132,808	30.07
Vested during 2017	(148,619)	18.52
Forfeited during 2017	(2,297)	24.13
Balance, June 30, 2017	350,022	$23.64

As of June 30, 2017, there was $1.5 million of total unrecognized compensation cost related to service based awards. That cost is expected to be recognized over a weighted average period of 0.68 years. As of June 30, 2017, there was $5.0 million of total unrecognized compensation cost related to service based units. That cost is expected to be recognized over a weighted average period of 1.39 years. Stock compensation expense recorded for the second quarters of 2017 and 2016 totaled $837 thousand and $830 thousand, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded total compensation cost of $1.7 million and $1.4 million, respectively.

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

The Company recorded $43 thousand and $29 thousand of expense in salaries and employee benefits expense for the three months ended June 30, 2017 and 2016, respectively, related to the ESPP. Total shares issued under the ESPP during the second quarter of 2017 and 2016 were 7,499 and 10,214, respectively.

The Company recorded $73 thousand and $64 thousand of expense in salaries and employee benefits expense for the six months ended June 30, 2017 and 2016, respectively, related to the ESPP. Total shares issued under the ESPP for the six months ended June 30, 2017 and 2016 were 12,833 and 19,758, respectively.

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

Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016

Net income to shareholders	$7,940	$6,564	$15,922	$12,053

Basic weighted-average shares outstanding	17,505,638	16,172,223	17,314,695	16,015,251
Plus: common stock equivalents	250,752	169,752	274,121	164,449
Diluted weighted-average shares outstanding	17,756,390	16,341,975	17,588,816	16,179,700
Net income per share
Basic	$0.45	$0.41	$0.92	$0.75
Diluted	0.45	0.40	0.91	0.74

For the three and six months ended June 30, 2017 all stock options and warrants were included in the computation of diluted earnings per share because they were all dilutive. Stock options and warrants totaling 83,799 shares were not included in the computation of diluted earnings per share in the second quarter of 2016 because they were considered antidilutive. Stock options and warrants totaling 85,156 shares were not included in the computation of diluted earnings per share in the six months ended June 30, 2016 because they were considered antidilutive.

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

Index

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

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of June 30, 2017 and December 31, 2016 follows:

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$26,993	$—	$(434)	$26,559
Mortgage-backed securities – residential	242,789	901	(1,187)	242,503
SBA pool securities	6,448	—	(79)	6,369
State and political subdivisions	28,918	172	(91)	28,999
Corporate bond	3,000	94	—	3,094
Single-issuer trust preferred security	2,999	—	(164)	2,835
CRA investment fund	5,000	—	(135)	4,865
Total	$316,147	$1,167	$(2,090)	$315,224

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$21,991	$—	$(474)	$21,517
Mortgage-backed securities – residential	238,271	860	(1,514)	237,617
SBA pool securities	6,778	—	(65)	6,713
State and political subdivisions	29,107	160	(274)	28,993
Corporate bond	3,000	113	—	3,113
Single-issuer trust preferred security	2,999	—	(389)	2,610
CRA investment fund	5,000	—	(175)	4,825
Total	$307,146	$1,133	$(2,891)	$305,388

Index

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$26,559	$(434)	$—	$—	$26,559	$(434)
Mortgage-backed
securities-residential	135,503	(1,139)	7,488	(48)	142,991	(1,187)
SBA pool securities	—	—	6,369	(79)	6,369	(79)
State and political
subdivisions	8,633	(73)	878	(18)	9,511	(91)
Single-issuer trust
preferred security	—	—	2,835	(164)	2,835	(164)
CRA investment fund	1,946	(54)	2,919	(81)	4,865	(135)
Total	$172,641	$(1,700)	$20,489	$(390)	$193,130	$(2,090)

	December 31, 2016
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-
sponsored agencies	$21,517	$(474)	$—	$—	$21,517	$(474)
Mortgage-backed
securities-residential	151,114	(1,472)	5,147	(42)	156,261	(1,514)
SBA pool securities	—	—	6,713	(65)	6,713	(65)
State and political
subdivisions	9,412	(274)	—	—	9,412	(274)
Single-issuer trust
preferred security	—	—	2,610	(389)	2,610	(389)
CRA investment fund	1,930	(70)	2,894	(105)	4,824	(175)
Total	$183,973	$(2,290)	$17,364	$(601)	$201,337	$(2,891)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of June 30, 2017, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

At June 30, 2017, the unrealized loss on the single-issuer trust preferred security of $164 thousand was related to a debt security issued by a large bank holding company. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at June 30, 2017.

Index

3. LOANS

Loans outstanding, excluding those held for sale, by general ledger classification, as of June 30, 2017 and December 31, 2016, consisted of the following:

		% of		% of
	June 30,	Totals	December 31,	Total
(In thousands)	2017	Loans	2016	Loans
Residential mortgage	$610,266	16.66%	$527,370	15.92%
Multifamily mortgage	1,504,581	41.07	1,459,594	44.07
Commercial mortgage	609,444	16.63	551,233	16.65
Commercial loans	799,277	21.81	636,714	19.23
Construction loans	—	—	1,405	0.04
Home equity lines of credit	67,051	1.83	65,682	1.98
Consumer loans, including fixed
rate home equity loans	72,943	1.99	69,654	2.10
Other loans	458	0.01	492	0.01
Total loans	$3,664,020	100.00%	$3,312,144	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of June 30, 2017 and December 31, 2016:

		% of		% of
	June 30,	Totals	December 31,	Total
(In thousands)	2017	Loans	2016	Loans
Primary residential mortgage	$639,328	17.46%	$557,970	16.86%
Home equity lines of credit	67,051	1.83	65,683	1.98
Junior lien loan on residence	8,201	0.22	9,206	0.28
Multifamily property	1,504,581	41.08	1,459,594	44.09
Owner-occupied commercial real estate	239,903	6.55	176,123	5.32
Investment commercial real estate	859,401	23.46	752,258	22.73
Commercial and industrial	236,979	6.47	213,983	6.47
Lease Financing	23,520	0.64	—	—
Farmland/agricultural production	164	0.01	169	0.01
Commercial construction loans	95	0.01	1,497	0.04
Consumer and other loans	83,211	2.27	73,621	2.22
Total loans	$3,662,434	100.00%	$3,310,104	100.00%
Net deferred costs	1,586		2,040
Total loans including net deferred costs	$3,664,020		$3,312,144

Index

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan losses (ALLL) as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential
mortgage	$12,469	$453	$626,859	$3,770	$639,328	$4,223
Home equity lines
of credit	28	—	67,023	211	67,051	211
Junior lien loan
on residence	106	—	8,095	14	8,201	14
Multifamily
property	—	—	1,504,581	11,606	1,504,581	11,606
Owner-occupied
commercial
real estate	1,445	—	238,458	2,147	239,903	2,147
Investment
commercial
real estate	11,192	208	848,209	11,519	859,401	11,727
Commercial and
industrial	54	54	236,925	5,279	236,979	5,333
Lease financing	—	—	23,520	178	23,520	178
Secured by
farmland and
agricultural
production	—	—	164	2	164	2
Commercial
construction	—	—	95	1	95	1
Consumer and
other	—	—	83,211	309	83,211	309
Total ALLL	$25,294	$715	$3,637,140	$35,036	$3,662,434	$35,751

	December 31, 2016
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$15,814	$456	$542,156	$3,210	$557,970	$3,666
Home equity lines
of credit	53	—	65,630	233	65,683	233
Junior lien loan
on residence	229	—	8,977	16	9,206	16
Multifamily
Property	—	—	1,459,594	11,192	1,459,594	11,192
Owner-occupied
Commercial
real estate	1,486	—	174,637	1,774	176,123	1,774
Investment
commercial
real estate	11,335	214	740,923	10,695	752,258	10,909
Commercial and
Industrial	154	154	213,829	4,010	213,983	4,164
Secured by
farmland and
agricultural production
production	—	—	169	2	169	2
Commercial
construction	—	—	1,497	9	1,497	9
Consumer and
Other	—	—	73,621	243	73,621	243
Total ALLL	$29,071	$824	$3,281,033	$31,384	$3,310,104	$32,208

Index

Impaired loans include nonaccrual loans of $15.5 million at June 30, 2017 and $11.3 million at December 31, 2016. Impaired loans also include performing TDR loans of $9.7 million at June 30, 2017 and $17.8 million at December 31, 2016. At June 30, 2017, the allowance allocated to TDR loans totaled $431 thousand, of which $203 thousand was allocated to nonaccrual loans. At December 31, 2016, the allowance allocated to TDR loans totaled $550 thousand of which $314 thousand was allocated to nonaccrual loans. All accruing TDR loans were paying in accordance with restructured terms as of June 30, 2017. The Company has not committed to lend additional amounts as of June 30, 2017 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2017 and December 31, 2016 (The average impaired loans on the following tables represent year to date impaired loans.):

	June 30, 2017
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$12,801	$11,072	$—	$11,474
Owner-occupied commercial real estate	1,579	1,445	—	1,463
Investment commercial real estate	9,653	9,590	—	9,667
Home equity lines of credit	30	28	—	49
Junior lien loan on residence	161	106	—	94
Total loans with no related allowance	$24,224	$22,241	$—	$22,747
With related allowance recorded:
Primary residential mortgage	$1,419	$1,397	$453	$1,408
Investment commercial real estate	1,618	1,602	208	1,612
Commercial and industrial	110	54	54	83
Total loans with related allowance	$3,147	$3,053	$715	$3,103
Total loans individually evaluated for
Impairment	$27,371	$25,294	$715	$25,850

	December 31, 2016
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$16,015	$14,090	$—	$10,038
Owner-occupied commercial real estate	1,597	1,486	—	1,450
Investment commercial real estate	9,711	9,711	—	9,974
Home equity lines of credit	56	53	—	143
Junior lien loan on residence	280	229	—	339
Total loans with no related allowance	$27,659	$25,569	$—	$21,944
With related allowance recorded:
Primary residential mortgage	$1,787	$1,724	$456	$1,678
Investment commercial real estate	1,640	1,624	214	1,642
Commercial and industrial	204	154	154	145
Total loans with related allowance	$3,631	$3,502	$824	$3,465
Total loans individually evaluated for
impairment	$31,290	$29,071	$824	$25,409

Interest income recognized on impaired loans for the quarters ended June 30, 2017 and 2016 was not material. The Company did not recognize any income on nonaccruing impaired loans for the three and six months ended June 30, 2017 and 2016.

Index

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$8,694	$—
Home equity lines of credit	6	—
Junior lien loan on residence	107	—
Owner-occupied commercial real estate	1,445	—
Investment commercial real estate	5,337	—
Commercial and industrial	54	—
Total	$15,643	$—

	December 31, 2016
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$9,071	$—
Home equity lines of credit	30	—
Junior lien loan on residence	115	—
Owner-occupied commercial real estate	1,486	—
Investment commercial real estate	408	—
Commercial and industrial	154	—
Total	$11,264	$—

Index

The following tables present the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by class of loans, excluding nonaccrual loans:

	June 30, 2017
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$779	$181	$—	$960
Owner-occupied commercial real estate	74	198	—	272
Total	$853	$379	$—	$1,232

	December 31, 2016
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$620	$480	$—	$1,100
Junior lien loan on residence	—	25	—	25
Owner-occupied commercial real estate	209	—	—	209
Commercial and industrial	22	—	—	22
Total	$851	$505	$—	$1,356

Credit Quality Indicators:

The Company places all commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt. The assessment considers numerous factors including, but not limited to, debt service capacity, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends. This credit risk rating analysis is performed when the loan is initially underwritten and then annually based on set criteria in the loan policy.

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

Loans that are considered to be impaired are individually evaluated for potential loss and allowance adequacy. Loans not deemed impaired are collectively evaluated for potential loss and allowance adequacy. As of June 30, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$625,652	$979	$12,697	$—
Home equity lines of credit	67,023	—	28	—
Junior lien loan on residence	8,094	—	107	—
Multifamily property	1,495,039	9,155	387	—
Owner-occupied commercial real estate	234,679	198	5,026	—
Investment commercial real estate	829,061	7,768	22,572	—
Commercial and industrial	228,271	7,858	850	—
Lease financing	23,520	—	—	—
Farmland	164	—	—	—
Commercial construction	—	95	—	—
Consumer and other loans	81,270	—	1,941	—
Total	$3,592,773	$26,053	$43,608	$—

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$541,359	$660	$15,951	$—
Home equity lines of credit	65,630	—	53	—
Junior lien loan on residence	8,977	—	229	—
Multifamily property	1,456,328	2,867	399	—
Owner-occupied commercial real estate	170,851	—	5,272	—
Investment commercial real estate	724,203	5,116	22,939	—
Commercial and industrial	208,617	4,411	955	—
Secured by farmland and agricultural	169	—	—	—
Commercial construction	1,400	97	—	—
Consumer and other loans	73,621	—	—	—
Total	$3,251,155	$13,151	$45,798	$—

At June 30, 2017, $24.1 million of substandard loans were also considered impaired compared to December 31, 2016, when $27.9 million of substandard loans were also impaired.

Index

The activity in the allowance for loan losses for the three months ended June 30, 2017 is summarized below:

	April 1,				June 30,
	2017				2017
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,928	$(192)	$55	$432	$4,223
Home equity lines of credit	231	(23)	67	(64)	211
Junior lien loan on residence	15	—	7	(8)	14
Multifamily property	11,767	—	—	(161)	11,606
Owner-occupied commercial real estate	2,235	—	—	(88)	2,147
Investment commercial real estate	10,883	—	19	825	11,727
Commercial and industrial	4,312	(1)	43	979	5,333
Lease financing	—	—	—	178	178
Secured by farmland and agricultural	2	—	—	—	2
Commercial construction	1	—	—	—	1
Consumer and other loans	236	(35)	1	107	309
Total ALLL	$33,610	$(251)	$192	$2,200	$35,751

The activity in the allowance for loan losses for the six months ended June 30, 2017 is summarized below:

	January 1,				June 30,
	2017				2017
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,666	$(330)	$69	$818	$4,223
Home equity lines of credit	233	(23)	59	(58)	211
Junior lien loan on residence	16	(57)	13	42	14
Multifamily property	11,192	—	—	414	11,606
Owner-occupied commercial real estate	1,774	—	—	373	2,147
Investment commercial real estate	10,909	—	22	796	11,727
Commercial and industrial	4,164	(25)	52	1,142	5,333
Lease financing	—	—	—	178	178
Secured by farmland and agricultural	2	—	—	—	2
Commercial construction	9	—	—	(8)	1
Consumer and other loans	243	(38)	1	103	309
Total ALLL	$32,208	$(473)	$216	$3,800	$35,751

The activity in the allowance for loan losses for the three months ended June 30, 2016 is summarized below:

	April 1,				June 30,
	2016				2016
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,503	$(285)	$7	$558	$2,783
Home equity lines of credit	133	(91)	6	175	223
Junior lien loan on residence	13	—	53	(47)	19
Multifamily property	11,631	—	—	8	11,639
Owner-occupied commercial real estate	1,683	—	—	50	1,733
Investment commercial real estate	8,527	—	4	1,090	9,621
Commercial and industrial	2,691	—	8	252	2,951
Secured by farmland and agricultural production	2	—	—	—	2
Commercial construction	2	—	—	(1)	1
Consumer and other loans	136	(4)	—	115	247
Total ALLL	$27,321	$(380)	$78	$2,200	$29,219

Index

The activity in the allowance for loan losses for the six months ended June 30, 2016 is summarized below:

	January 1,				June 30,
	2016				2016
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,297	$(298)	$21	$763	$2,783
Home equity lines of credit	86	(91)	8	220	223
Junior lien loan on residence	66	—	70	(117)	19
Multifamily property	11,813	—	—	(174)	11,639
Owner-occupied commercial real estate	1,679	—	—	54	1,733
Investment commercial real estate	7,590	(258)	6	2,283	9,621
Commercial and industrial	2,209	(3)	12	733	2,951
Secured by farmland and agricultural production	2	—	—	—	2
Commercial construction	2	—	—	(1)	1
Consumer and other loans	112	(5)	1	139	247
Total ALLL	$25,856	$(655)	$118	$3,900	$29,219

Troubled Debt Restructurings:

The Company has allocated $431 thousand and $550 thousand of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of June 30, 2017 and December 31, 2016, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

During the three month period ended June 30, 2017, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; a deferral of scheduled payments with an extension of the maturity date; or some other modification or extension which would not be readily available in the market.

No loans were modified as TDRs during the three month period ended June 30, 2017.

The following table presents loans by class modified as TDRs during the six month period ended June 30, 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	3	$608	$608
Total	3	$608	$608

The identification of the TDRs did not have a significant impact on the allowance for loan losses.

The following table presents loans by class modified as TDRs during the three month period ended June 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	4	$3,424	$3,424
Investment commercial real estate	1	79	79
Commercial and industrial	1	91	91
Total	6	$3,594	$3,594

Index

The following table presents loans by class modified as TDRs during the six month period ended June 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	6	$4,556	$4,556
Investment commercial real estate	1	79	79
Commercial and industrial	1	91	91
Total	8	$4,726	$4,726

There were no loans that were modified as TDRs for which there was a payment default, within twelve months of modification, during the three and six months ended June 30, 2017 and 2016.

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

4. DEPOSITS

Certificates of deposit, excluding brokered certificates of deposit over $250,000 totaled $129.1 million and $118.7 million at June 30, 2017 and December 31, 2016, respectively.

Index

The following table sets forth the details of total deposits as of June 30, 2017 and December 31, 2016:

	June 30,		December 31,
	2017		2016
(In thousands)	$	%	$	%
Noninterest-bearing demand deposits	$548,427	15.31%	$489,485	14.35%
Interest-bearing checking (1)	1,085,805	30.32	1,023,081	29.99
Savings	121,480	3.39	120,056	3.52
Money market	1,081,366	30.20	1,048,494	30.73
Certificates of deposit	475,395	13.27	457,000	13.39
Subtotal deposits	3,312,473	92.49	3,138,116	91.98
Interest-bearing demand - Brokered	180,000	5.03	180,000	5.27
Certificates of deposit - Brokered	88,780	2.48	93,721	2.75
Total deposits	$3,581,253	100.00%	$3,411,837	100.00%

(1)	Interest-bearing checking includes $359.3 million at June 30, 2017 and $393.0 million at December 31, 2016 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of June 30,2017 are as follows:

(In thousands)
2017	$90,630
2018	251,901
2019	89,429
2020	35,993
2021	14,363
Over 5 Years	81,859
Total	$564,175

5. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the Federal Home Loan Bank of New York (“FHLB”) totaled $58.8 million with a weighted average interest rate of 2.07 percent and $61.8 million with a weighted average interest rate of 2.02 percent at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, advances totaling $46.8 million with a weighted average interest rate of 1.82 percent had fixed maturity dates. The fixed maturity date advances at December 31, 2016 totaled $49.8 million with a weighted average interest rate of 1.78 percent. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $550.9 million and multifamily mortgages totaling $1.2 billion at June 30, 2017, while at December 31, 2016 the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $468.3 million and multifamily mortgages totaling $1.2 billion.

At both June 30, 2017 and at December 31, 2016, the Company had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $12.8 million at June 30, 2017.

Index

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2017	$20,897
2018	34,898
2019	3,000
2020	—
2021	—
Over 5 years	—
Total	$58,795

There were overnight borrowings of $87.0 million as of June 30, 2017 with a weighted average rate of 1.24 percent at the FHLB. There were no overnight borrowings as of December 31, 2016. At June 30, 2017, unused short-term overnight borrowing commitments totaled $1.1 billion from FHLB, $22.0 million from correspondent banks and $695.6 million at the Federal Reserve Bank.

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

Index

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$25,654	$1,318	$26,972
Noninterest income	2,953	5,218	8,171
Total income	28,607	6,536	35,143

Provision for loan losses	2,200	—	2,200
Compensation and benefits	10,486	2,265	12,751
Premises and equipment expense	2,735	298	3,033
Other noninterest expense	2,690	1,621	4,311
Total noninterest expense	18,111	4,184	22,295
Income before income tax expense	10,496	2,352	12,848
Income tax expense	4,023	885	4,908
Net income	$6,473	$1,467	$7,940

	Three Months Ended June 30, 2016
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$22,778	$1,398	$24,176
Noninterest income	2,432	5,016	7,448
Total income	25,210	6,414	31,624

Provision for loan losses	2,200	—	2,200
Compensation and benefits	8,790	2,310	11,100
Premises and equipment expense	2,482	260	2,742
Other noninterest expense	3,485	1,448	4,933
Total noninterest expense	16,957	4,018	20,975
Income before income tax expense	8,253	2,396	10,649
Income tax expense	3,166	919	4,085
Net income	$5,087	$1,477	$6,564

	Six Months Ended June 30, 2017
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$49,685	$2,878	$52,563
Noninterest income	5,047	10,143	15,190
Total income	54,732	13,021	67,753

Provision for loan losses	3,800	—	3,800
Compensation and benefits	19,800	4,864	24,664
Premises and equipment expense	5,272	577	5,849
Other noninterest expense	5,392	3,494	8,886
Total noninterest expense	34,264	8,935	43,199
Income before income tax expense	20,468	4,086	24,554
Income tax expense	7,196	1,436	8,632
Net income	$13,272	$2,650	$15,922

Total assets for period end	$4,138,639	$27,040	$4,165,679

Index

	Six Months Ended June 30, 2016
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$44,768	$2,818	$47,586
Noninterest income	4,312	9,399	13,711
Total income	49,080	12,217	61,297

Provision for loan losses	3,900	—	3,900
Compensation and benefits	17,606	4,402	22,008
Premises and equipment expense	5,099	507	5,606
Other noninterest expense	7,359	3,008	10,367
Total noninterest expense	33,964	7,917	41,881
Income before income tax expense	15,116	4,300	19,416
Income tax expense	5,732	1,631	7,363
Net income	$9,384	$2,669	$12,053

Total assets for period end	$3,555,910	$48,793	$3,604,703

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of June 30, 2017.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
agencies	$26,559	$—	$26,559	$—
Mortgage-backed securities-
residential	242,503	—	242,503	—
SBA pool securities	6,369	—	6,369	—
State and political subdivisions	28,999	—	28,999	—
Corporate bond	3,094	—	3,094	—
Single-issuer trust preferred security	2,835	—	2,835	—
CRA investment fund	4,865	4,865	—	—
Loans held for sale, at fair value	1,050	—	1,050	—
Derivatives:
Cash flow hedges	277	—	277	—
Loan level swaps	2,302	—	2,302	—
Total	$318,853	$4,865	$313,988	$—

Liabilities:
Derivatives:
Cash flow hedges	$(220)	$—	$(220)	$—
Loan level swaps	(2,302)	—	(2,302)	—
Total	$(2,522)	$—	$(2,522)	$—

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

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of June 30, 2017 and December 31, 2016.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	June 30, 2017	December 31, 2016
Residential loans contractual balance	$1,034	$1,181
Fair value adjustment	16	19
Total fair value of residential loans held for sale	$1,050	$1,200

There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2017.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis (Quantitative disclosures for non-recurring Level 3 assets have been omitted due to immateriality):

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant observable
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$239	$—	$—	$239

	December 31,
(In thousands)	2016
Assets:
Impaired loans:
Investment commercial real estate	$245	$—	$—	$245

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded investment of $402 thousand, with a valuation allowance of $163 thousand at June 30, 2017 and $408 thousand, with a valuation allowance of $163 thousand, at December 31, 2016.

The carrying amounts and estimated fair values of financial instruments at June 30, 2017 are as follows:

		Fair Value Measurements at June 30, 2017 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$93,820	$93,820	$—	$—	$93,820
Securities available for sale	315,224	4,865	310,359	—	315,224
FHLB and FRB stock	18,487	—	—	—	N/A
Loans held for sale, at fair value	1,050	—	1,050	—	1,050
Loans held for sale, at lower of cost
or fair value	1,650	—	1,822	—	1,822
Loans, net of allowance for loan losses	3,628,269	—	—	3,610,010	3,610,010
Accrued interest receivable	6,776	—	920	5,856	6,776
Cash flow hedges	277	—	277	—	277
Loan level swaps	2,302	—	2,302	—	2,302
Financial liabilities
Deposits	$3,581,253	$3,017,078	$561,249	$—	$3,578,327
Overnight borrowings	87,000	—	87,000	—	87,000
Federal home loan bank advances	58,795	—	59,036	—	59,036
Subordinated debt	48,829	—	—	48,834	48,834
Accrued interest payable	1,104	204	900	—	1,104
Cash flow hedge	220	—	220	—	220
Loan level swap	2,302	—	2,302	—	2,302

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

8. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2017	2016	2017	2016
Wealth management division
other expense	$630	$481	$1,332	$1,103
Professional and legal fees	785	756	1,647	1,742
Other operating expenses	2,294	2,115	4,619	4,382
Total other operating expenses	$3,709	$3,352	$7,598	$7,227

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the three months ended June 30, 2017 and 2016:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Three Months
	Balance at	Income	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2017	Reclassifications	Income	2017	2017

Net unrealized holding (loss)
on securities available for sale,
net of tax	$(694)	$122	$—	$122	$(572)

Gains on cash flow hedges	72	(38)	—	(38)	34

Accumulated other
comprehensive loss,
net of tax	$(622)	$84	$—	$84	$(538)

Index

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2016	Reclassifications	Loss	2016	2016

Net unrealized holding gain
on securities available for sale,
net of tax	$1,033	$203	$(12)	$191	$1,224

Losses on cash flow hedges	(3,047)	(680)	—	(680)	(3,727)

Accumulated other
comprehensive loss,
net of tax	$(2,014)	$(477)	$(12)	$(489)	$(2,503)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
(In thousands)	2017	2016	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$—	$18	Securities gains, net
Income tax expense	—	(6)	Income tax expense
Total reclassifications, net of tax	$—	$12

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the six months ended June 30, 2017 and 2016:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Six Months
	Balance at	Income	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2017	Reclassifications	Income	2017	2017

Net unrealized holding (loss)
on securities available for sale,
net of tax	$(1,091)	$519	$—	$519	$(572)

Gains on cash flow hedges	(440)	474	—	474	34

Accumulated other
comprehensive loss,
net of tax	$(1,531)	$993	$—	$993	$(538)

Index

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2016	Reclassifications	Loss	2016	2016

Net unrealized holding gain
on securities available for sale,
net of tax	$408	$890	$(74)	$816	$1,224

Losses on cash flow hedges	(787)	(2,940)	—	(2,940)	(3,727)

Accumulated other
comprehensive loss,
net of tax	$(379)	$(2,050)	$(74)	$(2,124)	$(2,503)

The following represents the reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(In thousands)	2017	2016	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$—	$119	Securities gains, net
Income tax expense	—	(45)	Income tax expense
Total reclassifications, net of tax	$—	$74

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $180.0 million as of June 30, 2017 and December 31, 2016, were designated as cash flow hedges of certain interest-bearing demand brokered deposits and were determined to be fully effective during the three and six months ended June 30, 2017. As such, no amount of ineffectiveness has been included in net income during the three and six months ended June 30, 2017. Therefore, the aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Index

The following information about the interest rate swaps designated as cash flow hedges as of June 30, 2017 and December 31, 2016 is presented in the following table:

(Dollars in thousands)	June 30, 2017		December 31, 2016
Notional amount	$180,000		$180,000
Weighted average pay rate	1.64%		1.64%
Weighted average receive rate	1.08%		0.58%
Weighted average maturity	2.75	years	3.25	years
Unrealized gain/(loss), net	$57		$(744)

Number of contracts	9		9

Net interest expense recorded on these swap transactions totaled $251 thousand and $613 thousand for the three and six months ended June 30, 2017, respectively, and is reported as a component of interest expense. Net interest expense recorded on these swap transactions totaled $503 thousand and $1.0 million for the three and six months ended June 30, 2016, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net losses recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended June 30, 2017 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(38)	$—	$—

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

Index

The following table presents the net gains recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the six months ended June 30, 2017 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$474	$—	$—

The following table presents the net losses recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the six months ended June 30, 2016 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(2,940)	$—	$—

The following tables reflect the cash flow hedges included in the financial statements as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$57
Total included in other assets	$85,000	$277
Total included in other liabilities	$95,000	$(220)

	December 31, 2016
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(744)
Total included in other assets	$30,000	$123
Total included in other liabilities	$150,000	$(867)

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

Index

Information about these swaps is as follows:

(Dollars in thousands)	June 30, 2017		December 31, 2016
Notional amount	$254,548		$126,810
Fair value	$2,302		$1,543
Weighted average pay rates	4.10%		3.75%
Weighted average receive rates	3.16%		2.65%
Weighted average maturity	8.2	years	9.4	years

Number of contracts	32		14

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

The subordinated debt issuance benefited the Company’s regulatory total capital amount and ratio. Approximately $40.0 million of the net proceeds from the sale of the Notes were used by the Company to contribute capital to the Bank in the second quarter of 2016. The remaining funds (approximately $9 million) were retained by the Company and are intended to cover future subordinated debt interest payments.

In connection with the issuance of the Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade rating of BBB- for the Company’s subordinated debt. KBRA reaffirmed such rating in June 2017.

12. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018.  In March 2016, FASB issued ASU 2016-08 which amended illustrative examples to clarify how to apply the implementation guidance on principal versus agent considerations. The Company completed its initial assessment of revenue streams and determined that, in accordance with the standard, interest income, income from bank owned life insurance, gains on sales of loans and securities and derivatives income are all out of scope of the ASU. We reviewed contracts potentially affected by the ASU including wealth management fee income, service charges and fees, and other income. Based on the initial assessment, the Company does not expect the guidance will have a material impact on its financial statements, however, we are continuing to review at a contract level in order to finalize the evaluation.

Index

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company continues to evaluate the effect that ASU 2016-02 will have on its financial position, results of operations, and its financial statement disclosures. The adoption of ASU 2016-02 is expected to result in leased assets and related lease liabilities to be included on its balance sheet, along with the related leasehold amortization and interest expense included in its statement of income.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid in capital (“APIC”) pool and reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. Excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. Additionally, this update permits an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This accounting guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company adopted the provisions of this standard during the quarter ended March 31, 2017. Upon adoption, excess tax benefits and tax deficiencies are recognized in the provision for income taxes on the consolidated statement of operations and are presented within operating activities on the consolidated statement of cash flows for the six months ended June 30, 2017. The adoption of ASU 2016-09 resulted in an income tax benefit of $785 thousand and a reduction in our effective tax rate for the six months ended June 30, 2017.

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.   This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.   The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  This ASU will be effective for public business entities (PBEs) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have an impact on its financial statements as it relates to the Company’s securities portfolio. The Company is also currently evaluating the impact the CECL model will have on our accounting and allowance for loans losses. The Company is in the process of evaluating third party firms to assist in the development of a CECL program, and has selected an in-house software model to assist in the calculation of the allowance for loan losses in preparation for the change to the expected loss model. The Company expects to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

In January 2017, the FASB issued ASU 2017-04: “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”.  This accounting standard updated simplifies the subsequent measurement of goodwill, by eliminating Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity should apply the amendments in this update on a prospective basis.  A public business entity that is a SEC filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The adoption of this ASU will not have a material impact to the consolidated financial statements at this time.

In March 2017, the FASB issued ASU 2017-08: “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”. This Accounting Standards update amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company does not currently hold any callable debt securities with a premium.  As a result, the adoption of this ASU will not have a material impact to the consolidated financial statements.

Index

Also in March 2017, the FASB issued ASU 2017-07: “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”. This ASU requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset where appropriate. Generally, the service cost component is analyzed differently from the other components of net periodic pension cost and net periodic postretirement benefit cost. To improve consistency, transparency, and usefulness of financial information, the amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company’s current accounting treatment and presentation of net periodic postretirement benefit cost is consistent with the provisions in ASU-2017.  As a result, the adoption of this ASU will not have a material impact to the consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09: “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1.) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2.) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3.) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  The Company does not anticipate a material impact to the consolidated financial statements at this time.

13. DEFINITIVE AGREEMENT

On May 26, 2017, the Company announced that it had entered into a definitive agreement to acquire Gladstone, NJ-based Murphy Capital Management, Inc. (“MCM”). The transaction closed on July 31, 2017. The purchase price includes cash and the issuance of $2.0 million of the Company’s common stock.

Index

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

GENERAL: This Quarterly Report on Form 10-Q, both in the following discussion and analysis and elsewhere contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future interest income and net loans, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2016, in addition to/which include the following:

•	inability to successfully grow our business and implement our strategic plan, including an inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;
•	the impact of anticipated higher operating expenses in 2017 and beyond;
•	inability to successfully integrate wealth acquisitions;
•	inability to manage our growth;
•	inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the low interest rate environment and highly competitive market;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan losses;
•	higher than expected increases in loan losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	an unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight which may result in increased compliance costs;
•	successful cyberattacks against our IT infrastructure and that of our IT providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	inability to successfully generate new business in new geographic markets;
•	inability to execute upon new business initiatives;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

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

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. No impairment charges were recognized in the three or six months ended June 30, 2017 and 2016. For equity securities, the entire amount of impairment is recognized through earnings.

Index

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2017	2016	2017 vs 2016
Results of Operations:
Net interest income	$26,972	$24,176	$2,796
Provision for loan losses	2,200	2,200	—
Net interest income after provision
for loan losses	24,772	21,976	2,796
Wealth management fee income	5,086	4,899	187
Other income	3,085	2,549	536
Operating expense	20,095	18,775	1,320
Income before income tax expense	12,848	10,649	2,199
Income tax expense	4,908	4,085	823
Net income	$7,940	$6,564	$1,376

Total revenue (Net interest income
plus other income)	$35,143	$31,624	$3,519

Diluted earnings per share	$0.45	$0.40	$0.05

Diluted average shares outstanding	17,756,390	16,341,975	1,414,415

Return on average assets annualized (ROAA)	0.79%	0.73%	0.06%
Return on average equity
annualized (ROAE)	9.06	9.06	—

The following table presents certain key aspects of our performance for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2017	2016	2017 vs 2016
Results of Operations:
Net interest income	$52,563	$47,586	$4,977
Provision for loan losses	3,800	3,900	(100)
Net interest income after provision
for loan losses	48,763	43,686	5,077
Wealth management fee income	9,904	9,194	710
Other income	5,286	4,517	769
Operating expense	39,399	37,981	1,418
Income before income tax expense	24,554	19,416	5,138
Income tax expense	8,632	7,363	1,269
Net income	$15,922	$12,053	$3,869

Total revenue (Net interest income
plus other income)	$67,753	$61,297	$6,456

Diluted earnings per share	$0.91	$0.74	$0.17

Diluted average shares outstanding	17,588,816	16,179,700	1,409,116

Return on average assets annualized (ROAA)	0.80%	0.68%	0.12%
Return on average equity
annualized (ROAE)	9.33	8.45	0.88

Index

	June 30,	December 31,	Change
	2017	2016	2017 vs 2016
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	13.24%	13.25%	(0.01)%
Tier I leverage ratio	8.82	8.35	0.47
Loans to deposits	102.31	97.08	5.23
Allowance for loan losses to total
loans	0.98	0.97	0.01
Allowance for loan losses to
nonperforming loans	228.54	285.94	(57.40)
Nonperforming loans to total loans	0.43	0.34	0.09

For the second quarter of 2017, the Company recorded net income of $7.9 million compared to $6.6 million for the same quarter of 2016. For the three months ended June 30, 2017 and 2016, diluted earnings per share were $0.45 and $0.40, respectively. Annualized return on average assets was 0.79 percent and annualized return on average equity was 9.06 percent for the second quarter of 2017, compared to 0.73 percent and 9.06 percent, respectively, for the same quarter of 2016.

For the six months ended June 30, 2017, the Company recorded net income of $15.9 million compared to $12.1 million for the same period of 2016. Diluted earnings per common share were $0.91 and $0.74 for the first six months of 2017 and 2016, respectively. Annualized return on average assets was 0.80 percent and annualized return on average common equity was 9.33 percent for the first six months of 2017, compared to 0.68 percent and 8.45 percent, respectively, for the six months ending June 30, 2016.

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

The following table summarizes the Company’s net interest income and related spread and margin, on a fully tax-equivalent basis, for the periods indicated:

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016
Net interest income	$27,240	$24,410
Interest rate spread	2.59%	2.65%
Net interest margin	2.76	2.79

Index

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Net interest income	$53,071	$48,024
Interest rate spread	2.57%	2.68%
Net interest margin	2.73	2.80

Net interest income, on a fully tax-equivalent basis, for the three months ended June 30, 2017, grew $2.8 million, or 12 percent, from the three months ended June 30, 2016. Net interest income on a fully tax equivalent basis for the six months ended June 30, 2017 increased $5.0 million, or 11 percent, when compared to the same period in 2016. This growth in both the three and six month periods is due to an increase in average loans, especially commercial (C&I) loans, partially offset by an increase of cost of funds, principally due to the issuance of subordinated debt in June 2016. Net interest spread and margin for the three and six months ending June 30, 2017 declined when compared to the same 2016 periods partially due to the continuing effect of low market yields, the effect of the subordinated debt issuance, the maintenance of higher liquidity, as well as competitive pressures in attracting new loans and deposits. The Company expects continued loan growth in this lower market rate and competitive environment.

Index

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	June 30,	June 30,
(In thousands)	2017	2016
Residential mortgage loans originated for portfolio	$54,833	$32,513
Residential mortgage loans originated for sale	6,491	20,221
Total residential mortgage loans	61,324	52,734

Commercial real estate loans	46,931	36,554
Multifamily properties	78,824	150,709
Commercial (C & I) loans (A)	158,476	61,309
Small business association	3,900	2,285
Wealth Lines of Credit (A)	14,905	785
Total commercial loans	303,036	251,642

Installment loans	2,075	1,077

Home equity lines of credit (A)	5,444	14,435

Total loans closed	$371,879	$319,888

(A)	Includes loans and lines of credit that closed in the period, but were not necessarily funded.

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2017	2016
Residential mortgage loans originated for portfolio	$119,664	$50,260
Residential mortgage loans originated for sale	9,606	28,283
Total residential mortgage loans	129,270	78,543

Commercial real estate loans	80,147	45,893
Multifamily properties	125,949	258,744
Commercial (C & I) loans (A)	286,606	128,797
Small business association	5,600	3,340
Wealth Lines of Credit (A)	22,105	2,585
Total commercial loans	520,407	439,359

Installment loans	4,221	1,563

Home equity lines of credit (A)	12,417	18,039

Total loans closed	$666,315	$537,504

(A)	Includes loans and lines of credit that closed in the period, but were not necessarily funded.

As the Company previously explained, it has continued to manage its balance sheet such that multifamily loans decline as a percentage of the overall loan portfolio and C&I loans become a larger percentage of the overall loan portfolio. The Company anticipated that this balance sheet management, however, may not be linear each quarter, and would rather be apparent over periods of time.

Index

At June 30, 2017, December 31, 2016 and June 30, 2016, the Bank had a concentration in commercial real estate loans as defined by applicable regulatory guidance.

The following table presents such concentration levels for the following periods:

	June 30,	December 31,	June 30,
	2017	2016	2016
Multifamily mortgage loans as a percent of
total regulatory capital of the Bank	351%	372%	432%

Non-owner occupied commercial real estate loans
as a percent of total regulatory capital of the Bank	201	192	178

Total CRE concentration
	552%	564%	610%

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

Index

The following tables reflect the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	June 30, 2017			June 30, 2016
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$293,990	$1,477	2.01%	$200,804	$914	1.82%
Tax-exempt (1) (2)	25,109	190	3.03	27,127	211	3.11
Loans (2) (3):
Mortgages	589,848	4,739	3.21	473,293	3,927	3.32
Commercial mortgages	2,085,623	18,653	3.58	2,047,112	17,830	3.48
Commercial	713,120	7,267	4.08	552,955	5,392	3.90
Commercial construction	—	—	—	1,305	13	3.98
Installment	71,364	554	3.11	63,158	420	2.66
Home equity	67,611	613	3.63	58,146	475	3.27
Other	481	11	9.15	462	11	9.52
Total loans	3,528,047	31,837	3.61	3,196,431	28,068	3.51
Federal funds sold	101	—	0.25	101	—	0.25
Interest-earning deposits	96,350	176	0.73	79,264	76	0.39
Total interest-earning assets	3,943,597	33,680	3.42%	3,503,727	29,269	3.34%
Noninterest-earning assets:
Cash and due from banks	4,727			16,122
Allowance for loan losses	(34,466)			(28,056)
Premises and equipment	30,144			29,452
Other assets	76,747			88,907
Total noninterest-earning assets	77,152			106,425
Total assets	$4,020,749			$3,610,152
LIABILITIES:
Interest-bearing deposits:
Checking	$1,075,832	$1,100	0.41%	$906,611	$607	0.27%
Money markets	1,051,095	1,204	0.46	818,453	602	0.29
Savings	121,299	16	0.05	120,094	17	0.06
Certificates of deposit - retail	457,528	1,650	1.44	450,675	1,545	1.37
Subtotal interest-bearing deposits	2,705,754	3,970	0.59	2,295,833	2,771	0.48
Interest-bearing demand - brokered	180,000	726	1.61	200,000	760	1.52
Certificates of deposit - brokered	92,719	493	2.13	93,642	496	2.12
Total interest-bearing deposits	2,978,473	5,189	0.70	2,589,475	4,027	0.62
FHLB advances and borrowings	77,457	354	1.83	222,667	573	1.03
Capital lease obligation	9,463	114	4.82	10,007	120	4.80
Subordinated debt	48,808	783	6.42	8,777	139	6.33
Total interest-bearing liabilities	3,114,201	6,440	0.83%	2,830,926	4,859	0.69%
Noninterest-bearing liabilities:
Demand deposits	534,339			464,074
Accrued expenses and
other liabilities	21,787			25,247
Total noninterest-bearing liabilities	556,126			489,321
Shareholders’ equity	350,422			289,905
Total liabilities and
shareholders’ equity	$4,020,749			$3,610,152
Net interest income
(tax-equivalent basis)		27,240			24,410
Net interest spread			2.59%			2.65%
Net interest margin (4)			2.76%			2.79%
Tax equivalent adjustment		(268)			(234)
Net interest income		$26,972			$24,176

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

Average Balance Sheet

Unaudited

Six Months Ended

	June 30, 2017			June 30, 2016
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$291,627	$2,981	2.04%	$200,192	$1,840	1.84%
Tax-exempt (1) (2)	26,125	389	2.98	25,586	411	3.21
Loans (2) (3):
Mortgages	567,475	9,212	3.25	469,895	7,745	3.30
Commercial mortgages	2,060,602	36,386	3.53	2,003,619	35,000	3.49
Commercial	680,872	13,646	4.01	539,426	10,492	3.89
Commercial construction	194	4	4.12	1,350	27	4.00
Installment	70,395	1,055	3.00	54,032	755	2.79
Home equity	66,965	1,169	3.49	55,601	915	3.29
Other	498	23	9.24	474	23	9.70
Total loans	3,447,001	61,495	3.57	3,124,397	54,957	3.52
Federal funds sold	101	—	0.25	101	—	0.24
Interest-earning deposits	116,856	440	0.75	78,583	163	0.42
Total interest-earning assets	3,881,710	65,305	3.36%	3,428,859	57,371	3.35%
Noninterest-earning assets:
Cash and due from banks	13,125			15,862
Allowance for loan losses	(33,694)			(27,319)
Premises and equipment	30,211			29,726
Other assets	75,099			86,070
Total noninterest-earning assets	84,741			104,339
Total assets	$3,966,451			$3,533,198
LIABILITIES:
Interest-bearing deposits:
Checking	$1,052,551	$1,961	0.37%	$894,554	$1,178	0.26%
Money markets	1,059,775	2,138	0.40	819,135	1,175	0.29
Savings	120,963	33	0.05	118,327	33	0.06
Certificates of deposit - retail	453,210	3,220	1.42	446,619	3,034	1.36
Subtotal interest-bearing deposits	2,686,499	7,352	0.55	2,278,635	5,420	0.48
Interest-bearing demand - brokered	180,000	1,446	1.61	200,000	1,501	1.50
Certificates of deposit - brokered	93,223	984	2.11	93,658	993	2.12
Total interest-bearing deposits	2,959,722	9,782	0.66	2,572,293	7,914	0.62
FHLB advances and borrowings	68,838	657	1.91	188,971	1,052	1.11
Capital lease obligation	9,534	229	4.80	10,074	242	4.80
Subordinated debt	48,792	1,566	6.42	4,388	139	6.34
Total interest-bearing liabilities	3,086,886	12,234	0.79%	2,775,726	9,347	0.67%
Noninterest-bearing liabilities:
Demand deposits	517,853			449,922
Accrued expenses and
other liabilities	20,460			22,373
Total noninterest-bearing liabilities	538,313			472,295
Shareholders’ equity	341,252			285,177
Total liabilities and
shareholders’ equity	$3,966,451			$3,533,198
Net interest income
(tax-equivalent basis)		53,071			48,024
Net interest spread			2.57%			2.68%
Net interest margin (4)			2.73%			2.80%
Tax equivalent adjustment		(508)			(438)
Net interest income		$52,563			$47,586

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Three Months Ended June 30, 2017
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$392	$150	$542
Loans	3,020	749	3,769
Federal funds sold	—	—	—
Interest-earning deposits	20	80	100
Total interest income	$3,432	$979	$4,411
LIABILITIES:
Interest-bearing checking	$40	$452	$492
Money market	250	353	603
Savings	—	(1)	(1)
Certificates of deposit - retail	26	79	105
Certificates of deposit - brokered	(5)	2	(3)
Interest bearing demand brokered	(79)	45	(34)
Borrowed funds	(370)	151	(219)
Capital lease obligation	(6)	—	(6)
Subordinated debt	642	2	644
Total interest expense	$498	$1,083	$1,581
Net interest income	$2,934	$(104)	$2,830

	Six Months Ended June 30, 2017
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$831	$288	$1,119
Loans	5,812	726	6,538
Federal funds sold	—	—	—
Interest-earning deposits	106	171	277
Total interest income	$6,749	$1,185	$7,934
LIABILITIES:
Interest-bearing checking	$48	$735	$783
Money market	476	487	963
Savings	6	(6)	—
Certificates of deposit - retail	47	139	186
Certificates of deposit - brokered	(9)	—	(9)
Interest bearing demand brokered	(159)	104	(55)
Borrowed funds	(633)	238	(395)
Capital lease obligation	(13)	—	(13)
Subordinated debt	1,425	2	1,427
Total interest expense	$1,188	$1,699	$2,887
Net interest income	$5,561	$(514)	$5,047

Interest income on earning assets, on a fully tax-equivalent basis, totaled $33.7 million for the second quarter of 2017 compared to $29.3 million for the same quarter of 2016, reflecting an increase of $4.4 million, or 15 percent. Average earning assets totaled $3.94 billion for the second quarter of 2017, an increase of $439.9 million, or 13 percent, from the same period of 2016. The average commercial loan portfolio increased $160.2 million or 29 percent, from the second quarter of 2016, averaging $713.1 million for the second quarter of 2017. The increase in this portfolio was attributed to the addition of seasoned banking professionals over the course of 2016; a continued concerted focus on the client service and value added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton private banking offices, as well as the New York City market. Additionally, the average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $38.5 million, or 2 percent, to $2.09 billion for the second quarter of 2017 when compared to the same period in 2016. While the Company has managed its multifamily portfolio to basically no growth, it has been focused on the origination of strong commercial real estate credits. In addition, the Company has continued its focus on relationship based residential mortgage lending, and that portfolio has grown from an average of $473.3 million in the June 2016 quarter to $589.8 million average in the June 2017 quarter. Investments totaled $319.1 million for the second quarter of 2017 compared to $227.9 million for the same 2016 quarter reflecting an increase of $91.2 million, or 40 percent. This increase coincides with the Company’s desire to increase liquid portfolios.

Index

For the quarters ended June 30, 2017 and 2016, the average rates earned on earning assets were 3.42 percent and 3.34 percent, respectively, an increase of 8 basis points. The increase in the overall yield was principally due to the benefit from the increased market rates on adjustable rate assets in the 2017 period partially offset by the maintenance of higher liquidity (investment securities and interest earning deposits) in the 2017 period when compared to 2016.

For the second quarter of 2017, total interest-bearing deposits averaged $2.98 billion, an increase of $389.0 million, or 15 percent, from the average balance for the same period of 2016. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including reciprocal funds discussed below) has come from the addition of seasoned banking professionals over the course of 2016 and into 2017; an intense focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.

Average rates paid on total interest-bearing deposits were 70 basis points and 62 basis points for the second quarters of 2017 and 2016, respectively, an increase of 8 basis points. The increase in the average rate paid on deposits was principally due to growth in interest-bearing money market and checking accounts at slightly higher rates to ensure generation of new deposits in volumes sufficient to appropriately fund asset growth.

For the second quarters of 2017 and 2016, average borrowings totaled $77.5 million and $222.7 million, respectively, a decrease of $145.2 million during the second quarter of 2017 when compared to the same period of 2016. The decrease was principally due to scheduled maturities of FHLB advances along with reduced average overnight borrowings from the FHLB.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM program is considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. Reciprocal balances averaged $395.5 million for the June 30, 2017 quarter and $411.2 million for the June 30, 2016 quarter.

For the second quarter of 2017 total interest-bearing demand – brokered deposits decreased by $20.0 million when compared to the same quarter of 2016. This decrease is due to the management of the balance sheet to reduce such brokered deposits to the minimum level required to support the Company’s existing $180.0 million of interest rate swaps, transacted previously as part of the Company’s interest rate risk management program.

In June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate and until maturity in June 2026 or earlier redemption. For the second quarter of 2017, the subordinated debt balance averaged $48.8 million compared to $8.8 million from the same period in 2016.

Index

Interest income on earning assets, on a fully tax-equivalent basis increased by $7.9 million, or 14 percent, for the first six months of 2017 compared to the same period in 2016. For the six months ended June 30, 2017 average earning assets increased $452.9 million from $3.43 billion for the same period in 2016. For the six months ended June 30, 2017 the average commercial portfolio increased $141.4 million, or 26 percent, from the same period in 2016. This increase was due to the addition of highly regarded bankers with industry and capital markets expertise in 2016 and in the first half of 2017. For the six months ended June 30, 2017 the average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $57.0 million to $2.06 billion from the same period in 2016. While the Company has managed its multifamily portfolio to basically no growth, it has been focused on the origination of strong commercial real estate credits. In addition, the Company has continued its focus on relationship based residential mortgage lending, and that portfolio has grown $97.6 million to an average of $567.5 million for the six months ended June 30, 2017 when compared to an average of $469.9 million from the same period in 2016.

For the six months ended June 30, 2017 and 2016, the average rates earned on earning assets was 3.36 percent and 3.35 percent, respectively, an increase of 1 basis point. The increase in average rates on commercial mortgages and loans was due to an increase in market rates during the first six months of 2017. This increase was partially offset by the maintenance of higher liquidity (investment securities and interest-earning deposits) for the first six months of 2017 when compared to the comparable 2016 period.

For the six months ended June 30, 2017 total interest-bearing deposits averaged $2.96 billion, increasing $387.4 million, or 15 percent, from the average balance for the same 2016 period. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including reciprocal funds) was $407.9 million for the first half of 2017 when compared to the same period in 2016. This growth has come from the addition of seasoned banking professionals over the course of 2016 and has continued into the first six months of 2017; an intense focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.  Reciprocal deposit balances are included in the Company’s interest-bearing checking balances. Reciprocal balances averaged $396.5 million for the six months ended June 30, 2017 and $426.3 million for the same 2016 period.

Average rates paid on interest-bearing deposits for the six months ended June 30, 2017 were 66 basis points compared to 62 basis points for the same period in 2016, reflecting an increase of 4 basis points. The increase in the average rate paid on deposits was principally due to competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth.

Average borrowings decreased by $120.1 million to $68.8 million for the six months ended June 30, 2017 when compared to the same 2016 period. The decrease was due to significant deposit growth to fund the Company’s loan growth.

As previously stated in June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate and until maturity in June 2026 or earlier redemption. For the first half of 2017, the subordinated debt balance averaged $48.8 million compared to $4.4 million from the same period in 2016.

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

At June 30, 2017, the Company had investment securities available for sale with a fair value of $315.2 million compared with $305.4 million at December 31, 2016. Net unrealized losses (net of income tax) of $572 thousand and $1.1 million were included in shareholders’ equity at June 30, 2017 and December 31, 2016, respectively.

Index

The carrying value of investment securities available for sale as of June 30, 2017 and December 31, 2016 are shown below:

	June 30,	December 31,
(In thousands)	2017	2016
U.S. treasury and U.S. government-
sponsored agencies	$26,559	$21,517
Mortgage-backed securities-residential
(principally U.S. government-sponsored
entities)	242,503	237,617
SBA pool securities	6,369	6,713
State and political subdivisions	28,999	28,993
Corporate bond	3,094	3,113
Single-issuer trust preferred security	2,835	2,610
CRA investment fund	4,865	4,825
Total	$315,224	$305,388

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of June 30, 2017:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$—	$9,968	$16,591	$—	$26,559
sponsored agencies	—%	1.25%	2.05%	—%	1.75%
Mortgage-backed securities-	$130	$18,181	$21,267	$202,925	$242,503
residential (1)	4.08%	2.10%	1.83%	1.97%	1.97%
SBA pool securities	$—	$—	$—	$6,369	$6,369
	—%	—%	—%	1.22%	1.22%
State and political subdivisions (2)	$10,612	$9,753	$4,354	$4,280	$28,999
	1.66%	3.18%	2.84%	2.81%	2.52%
Corporate bond	$—	$—	$3,094	$—	$3,094
	—%	—%	5.25%	—%	5.25%
Single-issuer trust preferred security (1)	$—	$—	$2,835	$—	$2,835
	—%	—%	1.97%	—%	1.97%
Total	$10,742	$37,902	$48,141	$213,574	$310,359
	1.69%	2.15%	2.36%	1.96%	2.04%

(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

Index

OTHER INCOME: The following table presents the major components of other income, excluding income from wealth management, which is summarized and discussed subsequently:

	Three Months Ended June 30,		Change
(In thousands)	2017	2016	2017 vs 2016

Service charges and fees	$815	$818	$(3)
Gain on sale of loans (mortgage banking)	91	309	(218)
Gain on sale of loans, at lower of
cost or fair value (Multifamily Loans)	—	500	(500)
Bank owned life insurance	350	345	5
Fee income related to loan level,
back-to-back swaps	1,291	—	1,291
Gain on sale of SBA loans	142	212	(70)
Securities gains	—	18	(18)
Other income	396	347	49
Total other income	$3,085	$2,549	$536

	Six Months Ended June 30,		Change
(In thousands)	2017	2016	2017 vs 2016

Service charges and fees	$1,586	$1,625	$(39)
Gain on sale of loans (mortgage banking)	138	430	(292)
Gain on sale of loans, at lower of
cost or fair value (Multifamily Loans)	—	624	(624)
Bank owned life insurance	672	687	(15)
Fee income related to loan level,
back-to-back swaps	1,747	94	1,653
Gain on sale of SBA loans	297	259	38
Securities gains	—	119	(119)
Other income	846	679	167
Total other income	$5,286	$4,517	$769

For the quarter ended June 30, 2017, income from the sale of newly originated residential mortgage loans was $91 thousand compared to $309 thousand for the same period in 2016. For the six months ended June 30, 2017 and 2016 income from the sale of newly originated residential mortgage loans was $138 thousand and $430 thousand, respectively. The decrease was a result of lower volume of residential mortgage loans originated for sale in the three and six months ended June 30, 2017 periods compared to the three and six months ended June 30, 2016, as a result of reduced refinance activity due principally to the higher market rate environment.

There were no securities gains in the three or six months ended June 30, 2017 compared to $18 thousand and $119 thousand for the three and six months ended June 30, 2016, respectively. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the shorter duration of our investment portfolio and the interest rate environment, such sales will continue to be a very small component of the Company’s operations.

Gains on the sale of multifamily loans held for sale at the lower of cost or fair value was $500 thousand for the quarter ending June 30, 2016 and $624 thousand for the six months ended June 30, 2016. During the first quarter of 2016, the Company began selling whole multifamily loans in addition to multifamily loan participations. The Company manages its balance sheet such that multifamily loans decline as a percentage of the overall loan portfolio while commercial loans become a larger percentage of the overall loan portfolio. The Company anticipates that this balance sheet management, however, will likely not be linear each quarter, but will rather be apparent over periods of time. There were no multifamily loan sales for the three and six months ended June 30, 2017, as, without sales, the Company’s portfolio level remained at the Company’s targeted level. And, additionally, market demand for such product has declined somewhat due to the regulatory environment surrounding commercial real estate lending.

Index

The second quarter of 2017 included $142 thousand of income related to the Company’s SBA lending and sale program compared to $212 thousand in the same quarter in 2016. The six months ended June 30, 2017 included $297 thousand of income related to the Company’s SBA lending and sale program compared to the $259 thousand for the same period in 2016. The SBA program was fully implemented during the March 2016 quarter and activity has grown since that period. This program is part of the Company’s normal ongoing operations.

The second quarter of 2017 included $1.3 million of loan level, back-to-back swap income. There was no loan level, back-to-back swap income in the second quarter of 2016. The six months ended June 30, 2017 included $1.7 million of loan level, back-to-back swap income compared to $94 thousand for the same period in 2016. The increase is due to several factors, including increased customer awareness of the possibility of rising market interest rates, as well as increased loan opportunities for the Company. The program utilizes mirror interest rate swaps, one directly with the customer and one directly with a well-established counterparty. This enables a customer to benefit from a fixed rate loan, while the Company records a floating rate loan. The program provides enhanced interest rate risk management, as well as the potential for fee income for the Company.

Other income was $396 thousand for the June 2017 quarter compared to $347 thousand for the same quarter in 2016. For the six months ended June 30, 2017 other income was $846 compared to $679 for the same 2016 period. The three and six months ended June 30, 2017 included increases in letter of credit fees and unused line of credit fees associated with the commercial lending business, when compared to the same 2016 periods.

Index

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended June 30,		Change
(In thousands)	2017	2016	2017 vs 2016
Compensation and employee benefits	$12,751	$11,100	$1,651
Premises and equipment	3,033	2,742	291
FDIC assessment	602	1,581	(979)
Other Operating Expenses:
Wealth management division
other expense	630	481	149
Professional and legal fees	785	756	29
Loan expense	57	121	(64)
Telephone	256	235	21
Advertising	355	226	129
Postage	91	62	29
Other	1,535	1,471	64
Total operating expenses	$20,095	$18,775	$1,320

	Six Months Ended June 30,		Change
(In thousands)	2017	2016	2017 vs 2016
Compensation and employee benefits	$24,664	$22,008	$2,656
Premises and equipment	5,849	5,606	243
FDIC assessment	1,288	3,140	(1,852)
Other Operating Expenses:
Wealth management division
other expense	1,332	1,103	229
Professional and legal fees	1,647	1,742	(95)
Loan expense	258	233	25
Telephone	499	473	26
Advertising	518	370	148
Postage	195	169	26
Other	3,149	3,137	12
Total operating expenses	$39,399	$37,981	$1,418

The Company’s total operating expenses were $20.1 million for the quarter ended June 30, 2017 compared to $18.8 million in the same 2016 quarter, reflecting a net increase of $1.3 million, or 7 percent. Total operating expense grew by $1.4 million to $39.4 million for the six months ending June 30, 2017 when compared to the same period in 2016, reflecting an increase of 4 percent.

Compensation and benefits expense increased to $12.8 million in the second quarter of 2017 from $11.1 million in the same period in 2016, an increase of $1.7 million, or 15 percent. The six months ended June 30, 2017 had compensation and benefits expense increasing to $24.7 million from $22.0 million for the same period in 2016. Both period increases were due to strategic hiring that was in line with the Company’s Plan, including staff associated with credit and risk management, normal salary increases and increased bonus/incentive accruals associated with the Company’s growth. In addition, the six person Equipment Finance Team joined the Company during the second quarter of 2017, further increasing compensation expense.

For the three months ended June 30, 2017, premises and equipment expense was $3.0 million compared to $2.7 million for the three months ended June 30, 2016, an increase of $291 thousand. For the six months ended June 30, 2017, premises and equipment expense was $5.8 million compared to $5.6 million for the six months ended June 30, 2016, an increase of $243 thousand. The increase over the same periods in 2016 was due to approximately $150 thousand of accelerated depreciation related to upgrades at the Company’s Headquarters.

Index

For the three months ended June 30, 2017, FDIC insurance expense was $602 thousand compared to $1.6 million for the three months ended June 30, 2016, a decrease of $979 thousand. For the six months ended June 30, 2017, FDIC insurance expense decreased $1.9 million to $1.3 million when compared to the same period in 2016. Beginning July 1, 2016, the FDIC assessment system was revised. Revisions for “small institutions” (under $10 billion in assets) resulted in, among other things, the elimination of risk categories and utilization of a financial ratios method to determine assessment rates. The changes reduced the Company’s assessment rate by over 50%, when compared to the three and six months ended June 30, 2016.

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

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the quarters ended June 30, 2017 and 2016.

	At or For
	Three Months Ended June 30,		Change
(In thousands)	2017	2016	2017 v 2016

Total fee income	$5,086	$4,899	$187

Compensation and benefits (included
in Operating Expenses above)	2,265	2,310	(45)

Other operating expense (included)
in Operating Expenses above)	1,919	1,708	211

	At or For
	Six Months Ended June 30,		Change
(In thousands)	2017	2016	2017 v 2016

Total fee income	$9,904	$9,194	$710

Compensation and benefits (included
in Operating Expenses above)	4,864	4,402	462

Other operating expense (included)
in Operating Expenses above)	4,071	3,515	556

Assets under administration
(market value)	$3.9 billion	$3.4 billion

The market value of the assets under administration (“AUA”) of the wealth management division was $3.9 billion at June 30, 2017, reflecting an increase of 15 percent from $3.4 billion at June 30, 2016.

In the June 2017 quarter, the wealth management division generated $5.1 million in fee income compared to $4.9 million for the June 2016 quarter, reflecting a 4 percent increase. For the six months ended June 30, 2017, the wealth management division generated $9.9 million in fee income compared to $9.2 million for the same period in 2016, reflecting an 8 percent increase. The growth in fee income was due to several factors, including net flows from solid new business results from existing and new clients, partially offset by normal levels of disbursements and outflows.

Index

The Company continues to incorporate wealth management into conversations it has with the Company’s clients, across business lines. The Company has expanded its wealth management team and will continue to grow its team and expand its products, services, and advice delivered to clients.

While the “Operating Expenses” section above offers an overall discussion of the Corporation’s expenses, including the Private Wealth Management Division, operating expenses relative to the Private Wealth Management Division reflected increases due to overall growth in the business, several new hires, and select third party expenditures incurred in the 2017 period. Generally, revenue and profitability related to the new personnel will lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Private Wealth Management Division should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated (dollars in thousands):

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	15,643	11,494	11,264	10,840	8,049
Other real estate owned	373	671	534	534	767
Total nonperforming assets	$16,016	$12,165	$11,798	$11,374	$8,816

Performing TDRs	$9,725	$15,030	$17,784	$18,078	$18,570

Loans past due 30 through 89
days and still accruing	$1,232	$622	$1,356	$8,238	$6,576

Classified loans	$43,608	$43,002	$45,798	$49,627	$51,084

Impaired loans	$25,294	$26,546	$29,071	$28,951	$26,643

Nonperforming loans (1) as a % of
total loans	0.43%	0.33%	0.34%	0.34%	0.26%
Nonperforming assets (1) as a % of
total assets	0.38%	0.31%	0.30%	0.30%	0.24%
Nonperforming assets (1) as a % of
total loans plus other real
estate owned	0.44%	0.35%	0.36%	0.35%	0.28%

(1)	Nonperforming loans/assets do not include performing TDRs.

The Company does not hold and has not made or invested in subprime loans or “Alt-A” type mortgages.

Index

PROVISION FOR LOAN LOSSES: The provision for loan losses was $2.2 million for both the second quarters of 2017 and 2016. For the six months ended June 30, 2017 and 2016 the provision for loan losses was $3.8 million and $3.9 million, respectively. The amount of the loan loss provision and the level of the allowance for loan losses are based upon a number of factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers, as well as prevailing economic conditions. Commercial credits generally carry a higher risk profile compared to some of the other credits, which is reflected in Management’s determination of the proper level of the allowance for loan losses.

The provision for loan losses of $2.2 million in the second quarter of 2017 was reflective of loan growth experienced by the Company, as well as greater qualitative factor allocations of the allowance to commercial loans and owner occupied commercial real estate loans which experienced a higher rate of growth in balances during the first six months of 2017. Originations of commercial loans and commercial real estate loans have increased, and these loans have historically carried a higher general reserve allocation than multifamily loans. In the second quarter of 2017, Management reevaluated the qualitative factors for multifamily loan types and as a result of the evaluation, changed certain allocations as appropriate.

The overall allowance for loan losses was $35.8 million as of June 30, 2017, compared to $32.2 million at December 31, 2016. As a percentage of loans, the allowance for loan losses was 0.98 percent as of June 30, 2017, and 0.97 percent as of December 31, 2016. The specific reserves on impaired loans have decreased to $715 thousand at June 30, 2017 compared to $824 thousand as of December 31, 2016. Total impaired loans were $25.3 million and $29.1 million as of June 30, 2017 and December 31, 2016, respectively. The general component of the allowance increased from $31.4 million at December 31, 2016 to $35.0 million at June 30, 2017, due principally to the loan growth and the greater qualitative factor allocations referenced previously.

A summary of the allowance for loan losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30, 30,	June 30,
(In thousands)	2017	2017	2016	2016	2016
Allowance for loan losses:
Beginning of period	$33,610	$32,208	$30,616	$29,219	$27,321
Provision for loan losses	2,200	1,600	1,500	2,100	2,200
Charge-offs, net	(59)	(198)	92	(703)	(302)
End of period	$35,751	$33,610	$32,208	$30,616	$29,219

Allowance for loan losses as
a % of total loans	0.98%	0.98%	0.97%	0.95%	0.93%
Allowance for loan losses as
a % of nonperforming loans	228.54%	292.41%	285.94%	282.44%	363.01%

INCOME TAXES: For the second quarter of 2017 and 2016 income tax expense as a percentage of pre-tax income was 38.2 percent and 38.4 percent, respectively. For the six months ended June 30, 2017 and 2016 income tax expense as a percentage of pre-tax income was 35.2 percent and 37.9 percent, respectively. During the six months ended June 30, 2017, the Company adopted ASU 2016-9, “Compensation – Stock Compensation, Improvements to Employee Share-Based Payment Accounting”. As a result of this adoption, the Company recorded an income tax benefit of $662 thousand in the first quarter of 2017. The reduction in our effective tax rate for the six months ended June 30, 2017 was primarily due to the adoption of ASU 2016-9.

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

Index

The Company strives to maintain capital levels in excess of internal “triggers” and in excess of those considered to be well capitalized under regulatory guidelines applicable to banks. Maintaining an adequate capital position supports the Company’s goal of providing shareholders an attractive and stable long-term return on investment.

Capital for the six months ended June 30, 2017 was benefitted by net income of $15.9 million and by $16.5 million of voluntary share purchases by our shareholders under the Dividend Reinvestment Plan.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At June 30, 2017 and December 31, 2016, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Total capital
(to risk-weighted assets)	$427,994	12.91%	$331,573	10.00%	$265,259	8.00%	$306,705	9.250%

Tier I capital
(to risk-weighted assets)	392,243	11.83	265,259	8.00	198,944	6.00	240,391	7.250

Common equity tier I
(to risk-weighted assets)	392,240	11.83	215,523	6.50	149,208	4.50	190,655	5.750

Tier I capital
(to average assets)	392,243	9.76	200,889	5.00	160,711	4.00	160,711	4.00

As of December 31, 2016:
Total capital
(to risk-weighted assets)	$392,305	12.87%	$304,758	10.00%	$243,806	8.00%	262,854	8.625%

Tier I capital
(to risk-weighted assets)	360,097	11.82	243,806	8.00	182,855	6.00	201,902	6.625

Common equity tier I
(to risk-weighted assets)	360,094	11.82	198,093	6.50	137,141	4.50	156,188	5.125

Tier I capital
(to average assets)	360,097	9.31	193,430	5.00	154,744	4.00	154,744	4.00

Index

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well					For Capital
			Capitalized Under			For Capital		Adequacy Purposes
			Prompt Corrective			Adequacy		Including Capital
	Actual		Action Provisions			Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Total capital
(to risk-weighted assets)	$439,042	13.24%	$ N/A	N/A	%	$265,299	8.00%	$306,752	9.250%

Tier I capital
(to risk-weighted assets)	354,462	10.69	N/A	N/A		198,975	6.00	240,428	7.250

Common equity tier I
(to risk-weighted assets)	354,459	10.69	N/A	N/A		149,231	4.50	190,684	5.750

Tier I capital
(to average assets)	354,462	8.82	N/A	N/A		160,732	4.00	160,732	4.00

As of December 31, 2016:
Total capital
(to risk-weighted assets)	$404,017	13.25%	$ N/A	N/A	%	$243,910	8.00%	262,966	8.625%

Tier I capital
(to risk-weighted assets)	323,045	10.60	N/A	N/A		182,933	6.00	201,988	6.625

Common equity tier I
(to risk-weighted assets)	323,042	10.60	N/A	N/A		137,200	4.50	156,255	5.125

Tier I capital
(to average assets)	323,045	8.35	N/A	N/A		154,788	4.00	154,788	4.00

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

The Company’s regulatory total risk based capital ratio beginning June 30, 2016 was benefitted by the $49 million (net) subordinated debt issuance that closed in June 2016. At that time, the Company down-streamed approximately $40 million of those proceeds to the Bank as capital, benefitting all the Bank’s regulatory capital ratios.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock. The Reinvestment Plan provided $16.5 million of capital to the Company in the first six months of 2017 and we anticipate this program will provide a continuing source of capital.

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

As previously announced, on July 26, 2017, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 23, 2017 to shareholders of record on August 9, 2017.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $93.8 million at June 30, 2017. In addition, the Company had $315.2 million in securities designated as available for sale at June 30, 2017. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At June 30, 2017, unused borrowing commitments totaled $1.1 billion from the FHLB, $695.6 million from the Federal Reserve Bank and $22.0 million from correspondent banks.

During the June 2017 quarter, the increase in loans of $224.4 million was primarily funded by customer deposit growth of $155.6 million, net (principally interest-bearing checking), increased capital of $15.9 million, decreased cash/cash equivalents of $25.1 million, and net increased other borrowings of $52.5 million.

Brokered interest-bearing demand (“overnight”) deposits stayed flat at $180.0 million at June 30, 2017. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.

From a liquidity/funding perspective, such brokered deposits, are generally a more cost effective alternative than other borrowings and do not require use of pledged collateral, as secured wholesale borrowings do. From a balance sheet management perspective, the rate paid on these short term brokered deposits is used as the basis to transact longer term interest rate swaps, basically extending repricing generally to five years for asset matching / interest rate risk management purposes. As of June 30, 2017, the Company has transacted pay fixed, receive floating interest rate swaps totaling $180.0 million notional amount.

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

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $180.0 million as of June 30, 2017.

In addition, during the second quarter of 2015, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes a third party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of June 30, 2017, $254.5 million of notional value in swaps were executed and outstanding with borrowers under this program.

Index

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of June 30, 2017. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of June 30, 2017.

In an immediate and sustained 200 basis point increase in market rates at June 30, 2017, net interest income for year 1 would increase approximately 7.1 percent, when compared to a flat interest rate scenario. In year 2 this sensitivity improves to an increase of 10.2 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at June 30, 2017, net interest income would decline approximately 6.8 percent for year 1 and 8.1 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at June 30, 2017.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$509,881	$4,211	0.83%	12.89%	68
+100	516,071	10,401	2.06	12.74	53
Flat interest rates	505,670	—	—	12.21	—
-100	481,235	(24,436)	(4.83)	11.40	(81)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Index

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to information regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim financial statements (June 30, 2017).

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended June 30, 2017 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

Index

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Corporation’s stock during the quarter.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3	Articles of Incorporation and By-Laws:
	A.	Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit 3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009 (File No. 001-16197).
	B	By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on January 26, 2015 (File No. 001-16197).

10.	Material Contracts:
	A.	“Deferred Compensation Retention Award Plan” dated August 4, 2017, by and between Peapack-Gladstone Bank and Douglas L. Kennedy, filed herewith.
	B.	“Deferred Compensation Retention Award Plan” dated August 4, 2017, by and between Peapack-Gladstone Bank and Finn M.W. Caspersen, Jr., filed herewith.
	C.	“Deferred Compensation Retention Award Plan” dated August 4, 2017, by and between Peapack-Gladstone Bank and John P. Babcock, filed herewith.
	D.	“Deferred Compensation Retention Award Plan” dated August 4, 2017, by and between Peapack-Gladstone Bank and Jeffrey J. Carfora, filed herewith.

31.1	Certification of Douglas L. Kennedy, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Jeffrey J. Carfora, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Douglas L. Kennedy, Chief Executive Officer of the Corporation and Jeffrey J. Carfora, Chief Financial Officer of the Corporation.

101	Interactive Data File

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 7, 2017	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: August 7, 2017	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

DATE: August 7, 2017	By: /s/ Francesco S. Rossi
Francesco S. Rossi, Chief Accounting Officer
(Principal Accounting Officer)