Form 10-Q
period 2017-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2017-11-08
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarter Ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No. 001-16197

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

New Jersey	22-3537895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Number of shares of Common Stock outstanding as of November 2, 2017:

18,259,577

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollars in thousands, except share and per share data)

	(unaudited)	(audited)
	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$4,446	$24,580
Federal funds sold	101	101
Interest-earning deposits	88,793	138,010
Total cash and cash equivalents	93,340	162,691

Securities available for sale	315,112	305,388
FHLB and FRB stock, at cost	13,589	13,813
Loans held for sale, at fair value	2,240	1,200
Loans held for sale, at lower of cost or fair value	—	388
Loans	3,667,197	3,312,144
Less: Allowance for loan and lease losses	35,915	32,208
Net loans	3,631,282	3,279,936

Premises and equipment	29,832	30,371
Other real estate owned	137	534
Accrued interest receivable	6,803	8,153
Bank owned life insurance	44,380	43,806
Deferred tax assets, net	16,636	15,320
Goodwill and other intangible assets	15,064	3,157
Other assets	7,917	13,876
TOTAL ASSETS	$4,176,332	$3,878,633
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$557,117	$489,485
Interest-bearing deposits:
Interest-bearing deposits checking	1,144,714	1,023,081
Savings	121,830	120,056
Money market accounts	1,046,997	1,048,494
Certificates of deposit - Retail	528,251	457,000
Subtotal deposits	3,398,909	3,138,116
Interest-bearing demand – Brokered	180,000	180,000
Certificates of deposit - Brokered	83,788	93,721
Total deposits	3,662,697	3,411,837
Federal Home Loan Bank advances	49,898	61,795
Capital lease obligation	9,240	9,693
Subordinated debt, net	48,862	48,764
Accrued expenses and other liabilities	25,699	22,334
TOTAL LIABILITIES	3,796,396	3,554,423
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;
liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized
21,000,000 shares; issued shares, 18,622,937 at September 30, 2017 and
17,666,173 at December 31, 2016; outstanding shares, 18,214,759 at
September 30, 2017 and 17,257,995 at December 31, 2016	15,521	14,717
Surplus	268,951	238,708
Treasury stock at cost, 408,178 shares at both September 30, 2017 and
December 31, 2016	(8,988)	(8,988)
Retained earnings	104,797	81,304
Accumulated other comprehensive loss, net of income tax	(345)	(1,531)
TOTAL SHAREHOLDERS’ EQUITY	379,936	324,210
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$4,176,332	$3,878,633

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$35,511	$28,225	$96,640	$82,713
Interest on securities available for sale:
Taxable	1,564	976	4,545	2,816
Tax-exempt	117	128	353	377
Interest on loans held for sale	23	384	34	577
Interest on interest-earning deposits	276	131	716	294
Total interest income	37,491	29,844	102,288	86,777
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	3,083	1,399	7,215	3,785
Interest on certificates of deposit	1,864	1,615	5,084	4,649
Interest on borrowed funds	439	380	1,096	1,432
Interest on capital lease obligation	112	119	341	361
Interest on subordinated debt	783	799	2,349	938
Subtotal - interest expense	6,281	4,312	16,085	11,165
Interest on interest-bearing demand – brokered	737	762	2,183	2,263
Interest on certificates of deposits – brokered	481	501	1,465	1,494
Total Interest expense	7,499	5,575	19,733	14,922
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN AND LEASE LOSSES	29,992	24,269	82,555	71,855
Provision for loan and lease losses	400	2,100	4,200	6,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	29,592	22,169	78,355	65,855
OTHER INCOME
Wealth management fee income	5,790	4,436	15,694	13,630
Service charges and fees	816	812	2,402	2,437
Bank owned life insurance	343	340	1,015	1,027
Gains on loans held for sale at fair value (mortgage
banking)	141	383	279	813
Gains on loans held for sale at lower of cost or
fair value	34	256	34	880
Fee income related to loan level, back-to-back swaps	888	670	2,635	764
Gain on sale of SBA loans	493	243	790	502
Other income	326	395	1,172	1,074
Securities gains, net	—	—	—	119
Total other income	8,831	7,535	24,021	21,246
OPERATING EXPENSES
Compensation and employee benefits	13,996	11,515	38,660	33,523
Premises and equipment	2,945	2,736	8,794	8,342
FDIC insurance expense	583	814	1,871	3,954
Other operating expense	4,437	3,101	12,035	10,328
Total operating expenses	21,961	18,166	61,360	56,147
INCOME BEFORE INCOME TAX EXPENSE	16,462	11,538	41,016	30,954
Income tax expense	6,256	4,422	14,888	11,785
NET INCOME	$10,206	$7,116	$26,128	$19,169

EARNINGS PER SHARE
Basic	$0.57	$0.43	$1.49	$1.19
Diluted	$0.56	$0.43	$1.47	$1.17
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	17,800,153	16,467,654	17,478,293	16,167,153
Diluted	18,123,268	16,673,596	17,753,731	16,347,255

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$10,206	$7,116	$26,128	$19,169
Comprehensive income:
Unrealized gains/(loss) on available for sale
securities:
Unrealized holding gains/(loss) arising
during the period	99	(350)	934	1,081
Less: Reclassification adjustment for net gains
included in net income	—	—	—	119
	99	(350)	934	962
Tax effect	(37)	135	(353)	(361)
Net of tax	62	(215)	581	601

Unrealized gains/(loss) on cash flow hedges:
Unrealized holding gains/(loss)	222	1,591	1,023	(3,380)
	222	1,591	1,023	(3,380)
Tax effect	(91)	(650)	(418)	1,381
Net of tax	131	941	605	(1,999)

Total other comprehensive income/(loss)	193	726	1,186	(1,398)

Total comprehensive income	$10,399	$7,842	$27,314	$17,771

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Nine Months Ended September 30, 2017

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Loss	Total

Balance at January 1, 2017
17,257,995 common shares
outstanding	$14,717	$238,708	$(8,988)	$81,304	$(1,531)	$324,210
Net income	—	—	—	26,128	—	26,128
Comprehensive income	—	—	—	—	1,186	1,186
Restricted stock units issued
61,610 shares	51	(51)	—	—	—	—
Restricted stock awards forfeitures,
(400) shares	(1)	1	—	—	—	—
Restricted stock units/awards
repurchased on vesting to pay
taxes, (46,884) shares	(39)	(1,376)	—	—	—	(1,415)
Amortization of restricted
awards/units	—	2,536	—	—	—	2,536
Cash dividends declared on
common stock ($0.15 per share)	—	—	—	(2,635)	—	(2,635)
Common stock option expense	—	6	—	—	—	6
Common stock options exercised,
33,862 net of 8,744 used to
exercise, 25,118 shares	28	307	—	—	—	335
Sales of shares (Dividend
Reinvestment Program),
867,377 shares	723	25,354	—	—	—	26,077
Issuance of shares for
Employee Stock Purchase
Plan, 19,820 shares	17	602	—	—	—	619
Issuance of shares for employee,
saving and investment plan
30,123 shares	25	864	—	—	—	889
Common stock to be issued in
wealth acquisition	—	2,000	—	—	—	2,000
Balance at September 30, 2017
18,214,759 common shares
outstanding	$15,521	$268,951	$(8,988)	$104,797	$(345)	$379,936

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$26,128	$19,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,473	2,280
Amortization of premium and accretion of discount on securities, net	1,276	1,090
Amortization of restricted stock	2,536	2,154
Amortization of intangible	93	93
Amortization of subordinated debt costs	98	38
Provision of loan and lease losses	4,200	6,000
Deferred tax (benefit)/expense	(2,087)	1,837
Stock-based compensation and employee stock purchase plan expense	—	128
Gains on securities, available for sale, net	—	(119)
Loans originated for sale (1)	(27,925)	(53,412)
Proceeds from sales of loans held for sale (1)	28,342	52,770
Gain on loans held for sale (1)	(1,069)	(813)
Gain on loans held for sale at lower of cost or fair value	(34)	(880)
Gain on sale of other real estate owned	—	(5)
Gain on death benefit	(62)	—
Increase in cash surrender value of life insurance, net	(612)	(656)
Decrease in accrued interest receivable	1,350	437
Decrease/(increase) in other assets	8,816	(391)
Increase in accrued expenses, capital lease obligations and other liabilities	1,084	2,732
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,607	32,452
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	51,739	43,997
Redemptions for FHLB & FRB stock	31,568	61,155
Call of securities available for sale	—	10,035
Sales of securities available for sale	—	5,499
Purchase of securities available for sale	(61,805)	(106,524)
Purchase of FHLB & FRB stock	(31,344)	(61,264)
Proceeds from sales of loans held for sale at lower of cost or fair value	78,800	182,763
Net increase in loans, net of participations sold	(434,449)	(451,101)
Sales of other real estate owned	534	568
Purchase of premises and equipment	(1,934)	(2,257)
Proceeds from death benefit	100	—
Purchase of wealth management company	(10,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(376,791)	(317,129)
FINANCING ACTIVITIES:
Net increase in deposits	250,860	364,590
Net increase/(decrease) in overnight borrowings	—	(40,700)
Repayments of Federal Home Loan Bank advances	(11,897)	(11,897)
Dividends paid on common stock	(2,635)	(2,452)
Exercise of Stock Options, net of stock swaps	335	246
Restricted stock repurchased on vesting to pay taxes	(1,415)	(496)
Proceeds from issuance of subordinated debt	—	48,693
Sales of common shares (Dividend Reinvestment Program)	26,077	15,532
Issuance of shares for employee saving and investment plan	889	—
Issuance of shares for employee stock purchase plan	619	556
NET CASH PROVIDED BY IN FINANCING ACTIVITIES	262,833	374,072
Net (decrease)/increase in cash and cash equivalents	(69,351)	89,395
Cash and cash equivalents at beginning of period	162,691	70,160
Cash and cash equivalents at end of period	$93,340	$159,555
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$18,501	$13,492
Income tax, net	8,107	10,880
Transfer of loans to loans held for sale	—	159,804
Transfer of loans held for sale to loans	—	30,121
Transfer of loans to other real estate owned	137	534
Security purchases settled in subsequent period	—	7,003
Acquisition
Goodwill	12,000	—
(1)	Includes mortgage loans originated with the intent to sell which are carried at fair value. In addition, this includes the guaranteed portion of SBA loans which are carried at the lower of cost or fair value.

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2016 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2017, the results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, shareholders’ equity for the nine months ended September 30, 2017 and cash flow statements for the nine months ended September 30, 2017 and 2016.The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future period.

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware, Peapack Capital Corporation (formed in the second quarter of 2017), Murphy Capital Management (“MCM”) (acquired in the third quarter of 2017), and Peapack-Gladstone Mortgage Group, Inc. and Peapack-Gladstone Mortgage Group’s wholly-owned subsidiary, PG Investment Company of Delaware, Inc. and its wholly-owned subsidiary, Peapack-Gladstone Realty, Inc., a New Jersey Real Estate Investment Company. While the following footnotes include the collective results of the Company and the Bank, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

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

Peapack-Gladstone Bank’s Private Wealth Management Division includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust and Investments of Delaware and MCM. Income is recognized as earned.

Index

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

Interest income includes amortization of purchase premiums and discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated and premiums on callable debt securities which will be amortized to the earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

The Bank is also a member of the Federal Reserve Bank System and required to own a certain amount of FRB stock. FRB stock is carried at cost and classified as a restricted security. Both cash and stock dividends are reported as income.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $13.4 million and $5.8 million as of September 30, 2017 and December 31, 2016, respectively. There were no SBA loans held for sale at September 30, 2017. SBA Loans held for sale totaled $388 thousand as of December 31, 2016.

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

Allowance for Loan and Lease Losses: The allowance for loan and lease losses is a valuation allowance for credit losses that is management’s estimate of incurred losses in the loan portfolio. The process to determine reserves utilizes analytic tools and management judgement and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an impairment analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans via a specific reserve, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

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

A troubled debt restructuring (“TDR”) is a modified loan with concessions made by the lender to a borrower who is experiencing financial difficulty. TDRs are impaired and are generally measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral, less estimated disposition costs. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan and lease losses.

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis. At September 30, 2017 and at December 31, 2016 the multiple was 4.0 times for non-impaired substandard loans and 2.0 times for non-impaired special mention loans.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on collateral or purpose. The following portfolio classes have been identified:

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

Multifamily and Commercial Real Estate Loans. The Bank provides mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) and other commercial real estate that is either owner occupied or managed as an investment property (non-owner occupied) in the Tri-State area and Pennsylvania. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are considered “mixed use” as they are a combination of building types, such as a building with retail space on the ground floor and either residential apartments or office suites on the upper floors. Multifamily loans are expected to be repaid from the cash flow of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

Index

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

Index

For the three months ended September 30, 2017 and 2016, the Company recorded total compensation cost for stock options of less than $1 thousand and $11 thousand, respectively. There was no recognized tax benefit for the quarter ended September 30, 2017. There was a recognized tax benefit of $1 thousand for the quarter ended September 30, 2016. The Company recorded total compensation cost for stock options for the nine months ended September 30, 2017 and 2016 of $6 thousand and $45 thousand, respectively. There was no recognized tax benefit for the nine months ended September 30, 2017. There was a recognized tax benefit of $4 thousand for the nine months ended September 30, 2016. There was less than $1 thousand of compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans at September 30, 2017. That cost is expected to be recognized over a weighted average period of 0.10 years.

Upon adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

For the Company’s stock option plans, changes in options outstanding during the nine months ended September 30, 2017 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2017	179,159	$16.27
Granted during 2017	—	—
Exercised during 2017	(33,862)	17.93
Expired during 2017	(7,722)	26.90
Forfeited during 2017	(581)	14.73
Balance, September 30, 2017	136,994	15.27	3.30 years	$2,530
Vested and expected to vest	136,990	15.27	3.30 years	$2,530
Exercisable at September 30, 2017	136,934	15.27	3.30 years	$2,529

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2017 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on September 30, 2017 was $33.74.

There were no stock options granted in the nine months ended September 30, 2017.

The Company has previously granted performance based and service based restricted stock awards/units. Service based awards/units vest ratably over a one, three or five-year period.  There were 3,900 restricted stock units granted in the third quarter of 2017.

The performance based awards that were granted in previous periods are dependent upon the Company meeting certain performance criteria and cliff vest at the end of the performance period.  Total unrecognized compensation expense for performance based awards was $1.7 million as of September 30, 2017.

Changes in nonvested shares dependent on performance criteria for the nine months ended September 30, 2017 were as follows:

Index

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2017	92,767	$18.12
Granted during 2017	—	—
Vested during 2017	—	—
Forfeited during 2017	—	—
Balance, September 30, 2017	92,767	$18.12

Changes in service based restricted stock awards/units for the nine months ended September 30, 2017 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2017	368,130	$19.26
Granted during 2017	136,708	30.13
Vested during 2017	(148,619)	18.52
Forfeited during 2017	(5,938)	25.30
Balance, September 30, 2017	350,281	$23.71

As of September 30, 2017, there was $1.2 million of total unrecognized compensation cost related to service based awards. That cost is expected to be recognized over a weighted average period of 0.59 years. As of September 30, 2017, there was $4.5 million of total unrecognized compensation cost related to service based units. That cost is expected to be recognized over a weighted average period of 1.27 years. Stock compensation expense recorded for the third quarters of 2017 and 2016 totaled $864 thousand and $725 thousand, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded total compensation cost of $2.5 million and $2.2 million, respectively.

Employee Stock Purchase Plan: On April 22, 2014, the shareholders of the Company approved the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP provides for the granting of purchase rights of up to 150,000 shares of Corporation common stock. Subject to certain eligibility requirements and restrictions, the ESPP allows employees to purchase shares during four three-month offering periods (“Offering Periods”). Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between 1% and 15% of their compensation. At the end of each Offering Period on the purchase date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price. The purchase price is an amount equal to 85% of the closing market price of a share of Company common stock on the purchase date. Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the Offering period without penalty. The fair value of each share purchase right is determined using the Black-Scholes option pricing model.

The Company recorded $33 thousand and $19 thousand of expense in salaries and employee benefits expense for the three months ended September 30, 2017 and 2016, respectively, related to the ESPP. Total shares issued under the ESPP during the third quarter of 2017 and 2016 were 6,987 and 7,155, respectively.

The Company recorded $105 thousand and $83 thousand of expense in salaries and employee benefits expense for the nine months ended September 30, 2017 and 2016, respectively, related to the ESPP. Total shares issued under the ESPP for the nine months ended September 30, 2017 and 2016 were 19,820 and 26,913, respectively.

Index

Earnings per share – Basic and Diluted: The following is a reconciliation of the calculation of basic and diluted earnings per share. Basic net income per share is calculated by dividing net income available to shareholders by the weighted average shares outstanding during the reporting period. Diluted net income per share is computed similarly to that of basic net income per share, except that the denominator is increased to include the number of additional shares that would have been outstanding utilizing the Treasury stock method if all shares underlying potentially dilutive stock options were issued and all restricted stock, stock warrants or restricted stock units were to vest during the reporting period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016

Net income to shareholders	$10,206	$7,116	$26,128	$19,169

Basic weighted-average shares outstanding	17,800,153	16,467,654	17,478,293	16,167,153
Plus: common stock equivalents	323,115	205,942	275,438	180,102
Diluted weighted-average shares outstanding	18,123,268	16,673,596	17,753,731	16,347,255
Net income per share
Basic	$0.57	$0.43	$1.49	$1.19
Diluted	0.56	0.43	1.47	1.17

For the three and nine months ended September 30, 2017 all stock options and warrants were included in the computation of diluted earnings per share because they were all dilutive. Stock options and warrants totaling 218,079 shares were not included in the computation of diluted earnings per share in the third quarter of 2016 because they were considered antidilutive. Stock options and warrants totaling 223,832 shares were not included in the computation of diluted earnings per share in the nine months ended September 30, 2016 because they were considered antidilutive. Antidilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the period presented.

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

Index

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonable estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the FRB was required to meet regulatory reserve and clearing requirements.

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

Other intangible assets which primarily consist of customer relationship intangible assets arising from acquisition, are amortized on an accelerated method over their estimated useful lives, which range up to 15 years.

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of September 30, 2017 and December 31, 2016 follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$36,988	$—	$(513)	$36,475
Mortgage-backed securities – residential	237,547	960	(1,126)	237,381
SBA pool securities	6,002	—	(66)	5,936
State and political subdivisions	24,400	156	(46)	24,510
Corporate bond	3,000	94	—	3,094
Single-issuer trust preferred security	2,999	—	(142)	2,857
CRA investment fund	5,000	—	(141)	4,859
Total	$315,936	$1,210	$(2,034)	$315,112

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$21,991	$—	$(474)	$21,517
Mortgage-backed securities – residential	238,271	860	(1,514)	237,617
SBA pool securities	6,778	—	(65)	6,713
State and political subdivisions	29,107	160	(274)	28,993
Corporate bond	3,000	113	—	3,113
Single-issuer trust preferred security	2,999	—	(389)	2,610
CRA investment fund	5,000	—	(175)	4,825
Total	$307,146	$1,133	$(2,891)	$305,388

Index

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$31,662	$(330)	$4,813	$(183)	$36,475	$(513)
Mortgage-backed
securities-residential	97,456	(611)	30,603	(515)	128,059	(1,126)
SBA pool securities	—	—	5,936	(66)	5,936	(66)
State and political
subdivisions	7,631	(40)	993	(6)	8,624	(46)
Single-issuer trust
preferred security	—	—	2,858	(142)	2,858	(142)
CRA investment fund	—	—	4,859	(141)	4,859	(141)
Total	$136,749	$(981)	$50,062	$(1,053)	$186,811	$(2,034)

	December 31, 2016
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-
sponsored agencies	$21,517	$(474)	$—	$—	$21,517	$(474)
Mortgage-backed
securities-residential	151,114	(1,472)	5,147	(42)	156,261	(1,514)
SBA pool securities	—	—	6,713	(65)	6,713	(65)
State and political
subdivisions	9,412	(274)	—	—	9,412	(274)
Single-issuer trust
preferred security	—	—	2,610	(389)	2,610	(389)
CRA investment fund	1,930	(70)	2,894	(105)	4,824	(175)
Total	$183,973	$(2,290)	$17,364	$(601)	$201,337	$(2,891)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of September 30, 2017, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

At September 30, 2017, the unrealized loss on the single-issuer trust preferred security of $142 thousand was related to a debt security issued by a large bank holding company. The security was downgraded to below investment grade by Moody’s and is currently rated Ba1. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. Management believes the depressed valuation is a result of the nature of the security, a trust preferred bond, and the bond’s very low yield. As Management does not intend to sell this security nor is it likely that it will be required to sell the security before its anticipated recovery, the security is not considered other-than-temporarily impaired at September 30, 2017.

Index

3. LOANS

Loans outstanding, excluding those held for sale, by general ledger classification, as of September 30, 2017 and December 31, 2016, consisted of the following:

		% of		% of
	September 30,	Totals	December 31,	Total
(In thousands)	2017	Loans	2016	Loans
Residential mortgage	$602,775	16.44%	$527,370	15.92%
Multifamily mortgage	1,441,852	39.32	1,459,594	44.07
Commercial mortgage	625,466	17.05	551,233	16.65
Commercial loans	845,831	23.06	636,714	19.23
Construction loans	—	—	1,405	0.04
Home equity lines of credit	68,787	1.88	65,682	1.98
Consumer loans, including fixed
rate home equity loans	81,671	2.23	69,654	2.10
Other loans	815	0.02	492	0.01
Total loans	$3,667,197	100.00%	$3,312,144	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of September 30, 2017 and December 31, 2016:

		% of		% of
	September 30,	Totals	December 31,	Total
(In thousands)	2017	Loans	2016	Loans
Primary residential mortgage	$631,632	17.23%	$557,970	16.86%
Home equity lines of credit	68,787	1.88	65,683	1.98
Junior lien loan on residence	7,082	0.19	9,206	0.28
Multifamily property	1,441,852	39.34	1,459,594	44.09
Owner-occupied commercial real estate	253,605	6.92	176,123	5.32
Investment commercial real estate	876,282	23.91	752,258	22.73
Commercial and industrial	257,124	7.01	213,983	6.47
Lease Financing	36,184	0.99	—	—
Farmland/agricultural production	162	0.01	169	0.01
Commercial construction loans	93	0.01	1,497	0.04
Consumer and other loans	92,055	2.51	73,621	2.22
Total loans	$3,664,858	100.00%	$3,310,104	100.00%
Net deferred costs	2,339		2,040
Total loans including net deferred costs	$3,667,197		$3,312,144

Index

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan and lease losses (ALLL) as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential
mortgage	$12,161	$572	$619,471	$3,772	$631,632	$4,344
Home equity lines
of credit	27	—	68,760	229	68,787	229
Junior lien loan
on residence	98	—	6,984	13	7,082	13
Multifamily
property	—	—	1,441,852	11,246	1,441,852	11,246
Owner-occupied
commercial
real estate	1,576	—	252,029	2,270	253,605	2,270
Investment
commercial
real estate	11,130	205	865,152	11,752	876,282	11,957
Commercial and
industrial	54	54	257,070	5,181	257,124	5,235
Lease financing	—	—	36,184	275	36,184	275
Secured by
farmland and
agricultural
production	—	—	162	2	162	2
Commercial
construction	—	—	93	1	93	1
Consumer and
other	—	—	92,055	343	92,055	343
Total ALLL	$25,046	$831	$3,639,812	$35,084	$3,664,858	$35,915

	December 31, 2016
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$15,814	$456	$542,156	$3,210	$557,970	$3,666
Home equity lines
of credit	53	—	65,630	233	65,683	233
Junior lien loan
on residence	229	—	8,977	16	9,206	16
Multifamily
Property	—	—	1,459,594	11,192	1,459,594	11,192
Owner-occupied
Commercial
real estate	1,486	—	174,637	1,774	176,123	1,774
Investment
commercial
real estate	11,335	214	740,923	10,695	752,258	10,909
Commercial and
Industrial	154	154	213,829	4,010	213,983	4,164
Secured by
farmland and
agricultural production
production	—	—	169	2	169	2
Commercial
construction	—	—	1,497	9	1,497	9
Consumer and
Other	—	—	73,621	243	73,621	243
Total ALLL	$29,071	$824	$3,281,033	$31,384	$3,310,104	$32,208

Index

Impaired loans include nonaccrual loans of $15.4 million at September 30, 2017 and $11.3 million at December 31, 2016. Impaired loans also include performing TDR loans of $9.7 million at September 30, 2017 and $17.8 million at December 31, 2016. At September 30, 2017, the allowance allocated to TDR loans totaled $439 thousand, of which $184 thousand was allocated to nonaccrual loans. At December 31, 2016, the allowance allocated to TDR loans totaled $550 thousand of which $314 thousand was allocated to nonaccrual loans. All accruing TDR loans were paying in accordance with restructured terms as of September 30, 2017. The Company has not committed to lend additional amounts as of September 30, 2017 to customers with outstanding loans that are classified as TDR loans.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2017 and December 31, 2016 (The average impaired loans on the following tables represent year to date impaired loans.):

	September 30, 2017
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,998	$8,820	$—	$11,329
Owner-occupied commercial real estate	1,756	1,576	—	1,467
Investment commercial real estate	9,601	9,537	—	10,035
Home equity lines of credit	29	27	—	42
Junior lien loan on residence	156	98	—	96
Total loans with no related allowance	$21,541	$20,058	$—	$22,969
With related allowance recorded:
Primary residential mortgage	$4,159	$3,341	$572	$1,296
Investment commercial real estate	1,609	1,593	205	1,202
Commercial and industrial	110	54	54	79
Total loans with related allowance	$5,878	$4,988	$831	$2,577
Total loans individually evaluated for
Impairment	$27,419	$25,046	$831	$25,546

	December 31, 2016
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$16,015	$14,090	$—	$10,038
Owner-occupied commercial real estate	1,597	1,486	—	1,450
Investment commercial real estate	9,711	9,711	—	9,974
Home equity lines of credit	56	53	—	143
Junior lien loan on residence	280	229	—	339
Total loans with no related allowance	$27,659	$25,569	$—	$21,944
With related allowance recorded:
Primary residential mortgage	$1,787	$1,724	$456	$1,678
Investment commercial real estate	1,640	1,624	214	1,642
Commercial and industrial	204	154	154	145
Total loans with related allowance	$3,631	$3,502	$824	$3,465
Total loans individually evaluated for
impairment	$31,290	$29,071	$824	$25,409

Interest income recognized on impaired loans for the quarters ended September 30, 2017 and 2016 was not material. The Company did not recognize any income on nonaccruing impaired loans for the three and nine months ended September 30, 2017 and 2016.

Index

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$8,318	$—
Home equity lines of credit	6	—
Junior lien loan on residence	98	—
Owner-occupied commercial real estate	1,576	—
Investment commercial real estate	5,315	—
Commercial and industrial	54	—
Total	$15,367	$—

	December 31, 2016
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$9,071	$—
Home equity lines of credit	30	—
Junior lien loan on residence	115	—
Owner-occupied commercial real estate	1,486	—
Investment commercial real estate	408	—
Commercial and industrial	154	—
Total	$11,264	$—

Index

The following tables present the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by class of loans, excluding nonaccrual loans:

	September 30, 2017
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$589	$—	$—	$589
Total	$589	$—	$—	$589

	December 31, 2016
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$620	$480	$—	$1,100
Junior lien loan on residence	—	25	—	25
Owner-occupied commercial real estate	209	—	—	209
Commercial and industrial	22	—	—	22
Total	$851	$505	$—	$1,356

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

In addition, the Bank has engaged an independent loan review firm to validate risk ratings and to ensure compliance with our policies and procedures. This review of the following types of loans is performed quarterly:

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

As of September 30, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$618,544	$795	$12,293	$—
Home equity lines of credit	68,760	—	27	—
Junior lien loan on residence	6,984	—	98	—
Multifamily property	1,424,637	15,381	1,834	—
Owner-occupied commercial real estate	248,504	—	5,101	—
Investment commercial real estate	847,966	6,233	22,083	—
Commercial and industrial	249,323	6,991	810	—
Lease financing	36,184	—	—	—
Farmland	162	—	—	—
Commercial construction	—	93	—	—
Consumer and other loans	90,131	—	1,924	—
Total	$3,591,195	$29,493	$44,170	$—

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$541,359	$660	$15,951	$—
Home equity lines of credit	65,630	—	53	—
Junior lien loan on residence	8,977	—	229	—
Multifamily property	1,456,328	2,867	399	—
Owner-occupied commercial real estate	170,851	—	5,272	—
Investment commercial real estate	724,203	5,116	22,939	—
Commercial and industrial	208,617	4,411	955	—
Secured by farmland and agricultural	169	—	—	—
Commercial construction	1,400	97	—	—
Consumer and other loans	73,621	—	—	—
Total	$3,251,155	$13,151	$45,798	$—

At September 30, 2017, $23.9 million of substandard loans were also considered impaired compared to December 31, 2016, when $27.9 million of substandard loans were also impaired.

Index

The activity in the allowance for loan and lease losses for the three months ended September 30, 2017 is summarized below:

	July 1,				September 30,
	2017				2017
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,223	$(261)	$59	$323	$4,344
Home equity lines of credit	211	—	2	16	229
Junior lien loan on residence	14	—	6	(7)	13
Multifamily property	11,606	—	—	(360)	11,246
Owner-occupied commercial real estate	2,147	(30)	—	153	2,270
Investment commercial real estate	11,727	—	1	229	11,957
Commercial and industrial	5,333	—	9	(107)	5,235
Lease financing	178	—	—	97	275
Secured by farmland and agricultural	2	—	—	—	2
Commercial construction	1	—	—	—	1
Consumer and other loans	309	(24)	2	56	343
Total ALLL	$35,751	$(315)	$79	$400	$35,915

The activity in the allowance for loan and lease losses for the nine months ended September 30, 2017 is summarized below:

	January 1,				September 30,
	2017				2017
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,666	$(591)	$128	$1,141	$4,344
Home equity lines of credit	233	(23)	61	(42)	229
Junior lien loan on residence	16	(57)	19	35	13
Multifamily property	11,192	—	—	54	11,246
Owner-occupied commercial real estate	1,774	(30)	—	526	2,270
Investment commercial real estate	10,909	—	23	1,025	11,957
Commercial and industrial	4,164	(25)	61	1,035	5,235
Lease financing	—	—	—	275	275
Secured by farmland and agricultural	2	—	—	—	2
Commercial construction	9	—	—	(8)	1
Consumer and other loans	243	(62)	3	159	343
Total ALLL	$32,208	$(788)	$295	$4,200	$35,915

The activity in the allowance for loan and lease losses for the three months ended September 30, 2016 is summarized below:

	July 1,				September 30,
	2016				2016
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,783	$(729)	$4	$972	$3,030
Home equity lines of credit	223	—	3	(2)	224
Junior lien loan on residence	19	—	2	(3)	18
Multifamily property	11,639	—	—	204	11,843
Owner-occupied commercial real estate	1,733	—	—	90	1,823
Investment commercial real estate	9,621	—	2	231	9,854
Commercial and industrial	2,951	(4)	8	613	3,568
Secured by farmland and agricultural production	2	—	—	—	2
Commercial construction	1	—	—	3	4
Consumer and other loans	247	—	11	(8)	250
Total ALLL	$29,219	$(733)	$30	$2,100	$30,616

Index

The activity in the allowance for loan and lease losses for the nine months ended September 30, 2016 is summarized below:

	January 1,				September 30,
	2016				2016
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,297	$(1,027)	$25	$1,735	$3,030
Home equity lines of credit	86	(91)	11	218	224
Junior lien loan on residence	66	—	72	(120)	18
Multifamily property	11,813	—	—	30	11,843
Owner-occupied commercial real estate	1,679	—	—	144	1,823
Investment commercial real estate	7,590	(258)	8	2,514	9,854
Commercial and industrial	2,209	(7)	20	1,346	3,568
Secured by farmland and agricultural production	2	—	—	—	2
Commercial construction	2	—	—	2	4
Consumer and other loans	112	(5)	12	131	250
Total ALLL	$25,856	$(1,388)	$148	$6,000	$30,616

Troubled Debt Restructurings:

The Company has allocated $439 thousand and $550 thousand of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of September 30, 2017 and December 31, 2016, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The terms of certain loans were modified as TDRs when one or a combination of the following occurred: a reduction of the stated interest rate of the loan; a deferral of scheduled payments with an extension of the maturity date; or some other modification or extension which would not be readily available in the market.

No loans were modified as TDRs during the three-month period ended September 30, 2017.

The following table presents loans by class modified as TDRs during the nine-month period ended September 30, 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	5	$1,148	$1,148
Total	5	$1,148	$1,148

The identification of the TDRs did not have a significant impact on the allowance for loan and lease losses.

The following table presents loans by class modified as TDRs during the three-month period ended September 30, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	1	$368	$368
Total	1	$368	$368

The following table presents loans by class modified as TDRs during the nine-month period ended September 30, 2016:

Index

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	7	$4,924	$4,924
Junior lien on residence	1	66	66
Investment commercial real estate	1	79	79
Total	9	$5,069	$5,069

There were no loans that were modified as TDRs for which there was a payment default, within twelve months of modification, during the three and nine months ended September 30, 2017 and 2016.

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

4. DEPOSITS

Certificates of deposit, excluding brokered certificates of deposit over $250,000, totaled $158.9 million and $118.7 million at September 30, 2017 and December 31, 2016, respectively.

Index

The following table sets forth the details of total deposits as of September 30, 2017 and December 31, 2016:

	September 30,		December 31,
	2017		2016
(In thousands)	$	%	$	%
Noninterest-bearing demand deposits	$557,117	15.21%	$489,485	14.35%
Interest-bearing checking (1)	1,144,714	31.25	1,023,081	29.99
Savings	121,830	3.33	120,056	3.52
Money market	1,046,997	28.59	1,048,494	30.73
Certificates of deposit	528,251	14.42	457,000	13.39
Subtotal deposits	3,398,909	92.80	3,138,116	91.98
Interest-bearing demand - Brokered	180,000	4.91	180,000	5.27
Certificates of deposit - Brokered	83,788	2.29	93,721	2.75
Total deposits	$3,662,697	100.00%	$3,411,837	100.00%

(1)	Interest-bearing checking includes $373.7 million at September 30, 2017 and $393.0 million at December 31, 2016 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of September 30,2017 are as follows:

(In thousands)
2017	$56,898
2018	316,436
2019	102,167
2020	39,510
2021	13,858
Over 5 Years	83,710
Total	$612,039

5. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB totaled $49.9 million with a weighted average interest rate of 2.14 percent and $61.8 million with a weighted average interest rate of 2.02 percent at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017, advances totaling $37.9 million with a weighted average interest rate of 1.87 percent had fixed maturity dates. The fixed maturity date advances at December 31, 2016 totaled $49.8 million with a weighted average interest rate of 1.78 percent. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $509.0 million and multifamily mortgages totaling $939.8 million at September 30, 2017, while at December 31, 2016 the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $468.3 million and multifamily mortgages totaling $1.2 billion.

At both September 30, 2017 and at December 31, 2016, the Company had $12.0 million in variable rate advances, with a weighted average interest rate of 3.01 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods. These advances are secured by pledges of investment securities totaling $12.9 million at September 30, 2017.

Index

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2017	$12,000
2018	34,898
2019	3,000
2020	—
2021	—
Over 5 years	—
Total	$49,898

There were no overnight borrowings as of September 30, 2017 or December 31, 2016. At September 30, 2017, unused short-term overnight borrowing commitments totaled $1.2 billion from FHLB, $22.0 million from correspondent banks and $728.2 million at the FRB.

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

Index

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$28,687	$1,305	$29,992
Noninterest income	2,928	5,903	8,831
Total income	31,615	7,208	38,823

Provision for loan and lease losses	400	—	400
Compensation and benefits	10,992	3,004	13,996
Premises and equipment expense	2,619	326	2,945
Other noninterest expense	3,167	1,853	5,020
Total noninterest expense	17,178	5,183	22,361
Income before income tax expense	14,437	2,025	16,462
Income tax expense	5,474	782	6,256
Net income	$8,963	$1,243	$10,206

	Three Months Ended September 30, 2016
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$23,194	$1,075	$24,269
Noninterest income	2,974	4,561	7,535
Total income	26,168	5,636	31,804

Provision for loan and lease losses	2,100	—	2,100
Compensation and benefits	9,138	2,377	11,515
Premises and equipment expense	2,484	252	2,736
Other noninterest expense	2,688	1,227	3,915
Total noninterest expense	16,410	3,856	20,266
Income before income tax expense	9,758	1,780	11,538
Income tax expense	3,738	684	4,422
Net income	$6,020	$1,096	$7,116

	Nine Months Ended September 30, 2017
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$78,372	$4,183	$82,555
Noninterest income	7,975	16,046	24,021
Total income	86,347	20,229	106,576

Provision for loan and lease losses	4,200	—	4,200
Compensation and benefits	30,792	7,868	38,660
Premises and equipment expense	7,891	903	8,794
Other noninterest expense	8,559	5,347	13,906
Total noninterest expense	51,442	14,118	65,560
Income before income tax expense	34,905	6,111	41,016
Income tax expense	12,670	2,218	14,888
Net income	$22,235	$3,893	$26,128

Total assets for period end	$4,148,222	$28,110	$4,176,332

Index

	Nine Months Ended September 30, 2016
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$67,962	$3,893	$71,855
Noninterest income	7,286	13,960	21,246
Total income	75,248	17,853	93,101

Provision for loan and lease losses	6,000	—	6,000
Compensation and benefits	26,744	6,779	33,523
Premises and equipment expense	7,583	759	8,342
Other noninterest expense	10,047	4,235	14,282
Total noninterest expense	50,374	11,773	62,147
Income before income tax expense	24,874	6,080	30,954
Income tax expense	9,470	2,315	11,785
Net income	$15,404	$3,765	$19,169

Total assets for period end	$3,729,004	$45,379	$3,774,383

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

Index

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan and lease losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of September 30, 2017.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
agencies	$36,475	$—	$36,475	$—
Mortgage-backed securities-
residential	237,381	—	237,381	—
SBA pool securities	5,936	—	5,936	—
State and political subdivisions	24,510	—	24,510	—
Corporate bond	3,094	—	3,094	—
Single-issuer trust preferred security	2,857	—	2,857	—
CRA investment fund	4,859	4,859	—	—
Loans held for sale, at fair value	2,240	—	2,240	—
Derivatives:
Cash flow hedges	383	—	383	—
Loan level swaps	4,136	—	4,136	—
Total	$321,871	$4,859	$317,012	$—

Liabilities:
Derivatives:
Cash flow hedges	$(104)	$—	$(104)	$—
Loan level swaps	(4,136)	—	(4,136)	—
Total	$(4,240)	$—	$(4,240)	$—

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

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2017 and December 31, 2016.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	September 30, 2017	December 31, 2016
Residential loans contractual balance	$2,214	$1,181
Fair value adjustment	26	19
Total fair value of residential loans held for sale	$2,240	$1,200

There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2017.

Index

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis (Quantitative disclosures for non-recurring Level 3 assets have been omitted due to immateriality):

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant observable
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential mortgage	$1,828	$—	$—	$1,828
Investment commercial real estate	239	—	—	239

	December 31,
(In thousands)	2016
Assets:
Impaired loans:
Investment commercial real estate	$245	$—	$—	$245

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a recorded investment of $2.6 million, with a valuation allowance of $523 thousand at September 30, 2017 and $408 thousand, with a valuation allowance of $163 thousand, at December 31, 2016.

The carrying amounts and estimated fair values of financial instruments at September 30, 2017 are as follows:

		Fair Value Measurements at September 30, 2017 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$93,340	$93,340	$—	$—	$93,340
Securities available for sale	315,112	4,859	310,253	—	315,112
FHLB and FRB stock	13,589	—	—	—	N/A
Loans held for sale, at fair value	2,240	—	2,240	—	2,240
Loans, net of allowance for loan and lease losses	3,631,282	—	—	3,613,704	3,613,704
Accrued interest receivable	6,803	—	1,106	5,697	6,803
Cash flow hedges	383	—	383	—	383
Loan level swaps	4,136	—	4,136	—	4,136
Financial liabilities
Deposits	$3,662,697	$3,050,658	$611,881	$—	$3,662,539
Federal home loan bank advances	49,898	—	50,044	—	50,044
Subordinated debt	48,862	—	—	48,862	48,862
Accrued interest payable	2,019	151	1,118	750	2,019
Cash flow hedge	104	—	104	—	104
Loan level swap	4,136	—	4,136	—	4,136

Index

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 are as follows:

		Fair Value Measurements at December 31, 2016 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$162,691	$162,691	$—	$—	$162,691
Securities available for sale	305,388	4,825	300,563	—	305,388
FHLB and FRB stock	13,813	—	—	—	N/A
Loans held for sale, at fair value	1,200	—	1,200	—	1,200
Loans held for sale, at lower of cost
or fair value	388	—	428	—	428
Loans, net of allowance for loan and lease losses	3,279,936	—	—	3,256,837	3,256,837
Accrued interest receivable	8,153	—	899	7,254	8,153
Cash flow Hedges	123	—	123	—	123
Loan level swaps	1,543	—	1,543	—	1,543
Financial liabilities
Deposits	$3,411,837	$2,861,116	$549,332	$—	$3,410,448
Federal home loan bank advances	61,795	—	62,286	—	62,286
Subordinated debt	48,764	—	—	48,768	48,768
Accrued interest payable	1,127	161	966	—	1,127
Cash flow hedges	867	—	867	—	867
Loan level swaps	1,543	—	1,543	—	1,543

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

8. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2017	2016	2017	2016
Wealth management division
other expense	$533	$490	$1,865	$1,593
Professional and legal fees	1,452	801	3,100	2,544
Other operating expenses	2,452	1,810	7,070	6,191
Total other operating expenses	$4,437	$3,101	$12,035	$10,328

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the three months ended September 30, 2017 and 2016:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Three Months
	Balance at	Income	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2017	Reclassifications	Income	2017	2017

Net unrealized holding (loss)
on securities available for sale,
net of tax	$(572)	$62	$—	$62	$(510)

Gains on cash flow hedges	34	131	—	131	165

Accumulated other
comprehensive loss,
net of tax	$(538)	$193	$—	$193	$(345)

Index

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2016	Reclassifications	Loss	2016	2016

Net unrealized holding gain
on securities available for sale,
net of tax	$1,224	$(215)	$—	$(215)	$1,009

Losses on cash flow hedges	(3,727)	941	—	941	(2,786)

Accumulated other
comprehensive loss,
net of tax	$(2,503)	$726	$—	$726	$(1,777)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2017 and 2016:

Three Months Ended
September 30,
(In thousands)	2017	2016	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$—	$—	Securities gains, net
Income tax expense	—	—	Income tax expense
Total reclassifications, net of tax	$—	$—

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the nine months ended September 30, 2017 and 2016:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income
		Comprehensive	Accumulated	Nine Months
	Balance at	Income	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2017	Reclassifications	Income	2017	2017

Net unrealized holding (loss)
on securities available for sale,
net of tax	$(1,091)	$581	$—	$581	$(510)

Gains on cash flow hedges	(440)	605	—	605	165

Accumulated other
comprehensive loss,
net of tax	$(1,531)	$1,186	$—	$1,186	$(345)

Index

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2016	Reclassifications	Loss	2016	2016

Net unrealized holding gain
on securities available for sale,
net of tax	$408	$676	$(75)	$601	$1,009

Losses on cash flow hedges	(787)	(1,999)	—	(1,999)	(2,786)

Accumulated other
comprehensive loss,
net of tax	$(379)	$(1,323)	$(75)	$(1,398)	$(1,777)

The following represents the reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(In thousands)	2017	2016	Affected Line Item in Income
Unrealized gains on
securities available for sale:
Realized net gain on securities sales	$—	$119	Securities gains, net
Income tax expense	—	(44)	Income tax expense
Total reclassifications, net of tax	$—	$75

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $180.0 million as of September 30, 2017 and December 31, 2016 were designated as cash flow hedges of certain interest-bearing demand brokered deposits and were determined to be fully effective during the three and nine months ended September 30, 2017. As such, no amount of ineffectiveness has been included in net income during the three and nine months ended September 30, 2017. Therefore, the aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Index

The following information about the interest rate swaps designated as cash flow hedges as of September 30, 2017 and December 31, 2016 is presented in the following table:

(Dollars in thousands)	September 30, 2017		December 31, 2016
Notional amount	$180,000		$180,000
Weighted average pay rate	1.64%		1.64%
Weighted average receive rate	1.30%		0.58%
Weighted average maturity	2.50	years	3.25	years
Unrealized gain/(loss), net	$279		$(744)

Number of contracts	9		9

Net interest expense recorded on these swap transactions totaled $150 thousand and $763 thousand for the three and nine months ended September 30, 2017, respectively, and is reported as a component of interest expense. Net interest expense recorded on these swap transactions totaled $494 thousand and $1.5 million for the three and nine months ended September 30, 2016, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net gain recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended September 30, 2017 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$131	$—	$—

The following table presents the net gain recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended September 30, 2016 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$941	$—	$—

Index

The following table presents the net gain recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the nine months ended September 30, 2017 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$605	$—	$—

The following table presents the net loss recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the nine months ended September 30, 2016 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$(1,999)	$—	$—

The following tables reflect the cash flow hedges included in the financial statements as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$279
Total included in other assets	$110,000	$383
Total included in other liabilities	$70,000	$(104)

	December 31, 2016
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(744)
Total included in other assets	$30,000	$123
Total included in other liabilities	$150,000	$(867)

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

Index

Information about these swaps is as follows:

(Dollars in thousands)	September 30, 2017		December 31, 2016
Notional amount	$315,689		$126,810
Fair value	$4,136		$1,543
Weighted average pay rates	4.10%		3.75%
Weighted average receive rates	3.27%		2.65%
Weighted average maturity	7.7	years	9.4	years

Number of contracts	41		14

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

12. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018.  In March 2016, FASB issued ASU 2016-08 which amended illustrative examples to clarify how to apply the implementation guidance on principal versus agent considerations. The Company completed its initial assessment of revenue streams and determined that, in accordance with the standard, interest income, income from bank owned life insurance, gains on sales of loans and securities and derivatives income are all out of scope of the ASU.  We reviewed contracts potentially affected by the ASU including wealth management fee income, service charges and fees, and other income. Based on the initial assessment, the Company does not expect the guidance will have a material impact on its financial statements. However, the Company is reviewing at a contract level in order to finalize the evaluation.

Index

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments”. This guidance amends existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company expects to record a cumulative effect adjustment for its sole equity instrument to the balance sheet as of the beginning of the fiscal year of adoption. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company does not expect the guidance will have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid in capital (“APIC”) pool and reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. Excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. Additionally, this update permits an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This accounting guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company adopted the provisions of this standard during the quarter ended March 31, 2017. Upon adoption, excess tax benefits and tax deficiencies are recognized in the provision for income taxes on the consolidated statement of operations and are presented within operating activities on the consolidated statement of cash flows for the nine months ended September 30, 2017. The adoption of ASU 2016-09 resulted in an income tax benefit of $792 thousand and a reduction in our effective tax rate for the nine months ended September 30, 2017.

Index

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.   This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.   The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  This ASU will be effective for public business entities (PBEs) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have an impact on its financial statements as it relates to the Company’s securities portfolio. The Company is also currently evaluating the impact the CECL model will have on our accounting and allowance for loans losses. The Company is in the process of evaluating third party firms to assist in the development of a CECL program, and has selected an in-house software model to assist in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company expects to recognize a one-time cumulative-effect adjustment to our allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

In August 2017, the FASB issued ASU 2017-12: “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, the Company does not anticipate a material impact to the consolidated financial statements at this time.

13. ACQUISITION

Effective August 1, 2017 the Company closed the previously announced acquisition of MCM. The acquisition is consistent with the Company’s strategy to grow its wealth management business both organically and through strategic acquisitions.  The purchase price included equity of $2 million as well as cash. The Company is still in the process of evaluating the final purchase accounting allocation. Any adjustment resulting from the evaluation is not expected to be material. In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment. The increase in the Company’s goodwill and other intangible assets during the quarter ended September 30, 2017 was due to this acquisition.

Index

14. DEFINITIVE AGREEMENT

On September 14, 2017, the Company announced that it had entered into a definitive agreement to acquire Fairfield, NJ-based Quadrant Capital Management, LLC. (“Quadrant”). The transaction closed on October 31, 2017. The purchase price includes equity of $3.1 million as well as cash. The Company is still in the process of evaluating the final purchase accounting allocation. Any adjustment resulting from the evaluation is not expected to be material. In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment.

Index

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future financial condition and results of operations, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2016, in addition to/which include the following:

•	inability to successfully grow our business and implement our strategic plan, including an inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;
•	the impact of anticipated higher operating expenses in 2017 and beyond;
•	inability to successfully integrate wealth acquisitions;
•	inability to manage our growth;
•	inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the low interest rate environment and highly competitive market;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan and lease losses;
•	higher than expected increases in loan and lease losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	an unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight, which may result in increased compliance costs;
•	successful cyberattacks against our IT infrastructure and that of our IT providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	inability to successfully generate new business in new geographic markets;
•	inability to execute upon new business initiatives;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

Except as required by law, the Company assumes no responsibility to update such forward-looking statements in the future. Although we believe that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.

Index

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2016 contains a summary of the Company’s significant accounting policies.

Management believes that the Company’s policy with respect to the methodology for the determination of the allowance for loan and lease losses involves a higher degree of complexity and requires Management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The provision for loan and lease losses is based upon Management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although Management uses the best information available, the level of the allowance for loan and lease losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to make additional provisions for loan and lease losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in New Jersey and, to a lesser extent, New York City. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for loan and lease losses and allowance for loan and lease losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The Company accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into Accounting Standards Codification (“ASC”) 320. All securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. No impairment charges were recognized in the three or nine months ended September 30, 2017 and 2016. For equity securities, the entire amount of impairment is recognized through earnings.

Index

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Change
(Dollars in thousands, except share and per share data)	2017	2016	2017 vs 2016
Results of Operations:
Net interest income	$29,992	$24,269	$5,723
Provision for loan and lease losses	400	2,100	(1,700)
Net interest income after provision
for loan and lease losses	29,592	22,169	7,423
Wealth management fee income	5,790	4,436	1,354
Other income	3,041	3,099	(58)
Operating expense	21,961	18,166	3,795
Income before income tax expense	16,462	11,538	4,924
Income tax expense	6,256	4,422	1,834
Net income	$10,206	$7,116	$3,090

Total revenue (Net interest income plus wealth
management fee income and other income)	$38,823	$31,804	$7,019

Diluted earnings per share	$0.56	$0.43	$0.13

Diluted average shares outstanding	18,123,268	16,673,596	1,449,672

Return on average assets annualized (ROAA)	0.97%	0.77%	0.20%
Return on average equity
annualized (ROAE)	11.09	9.44	1.65

The following table presents certain key aspects of our performance for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,		Change
(Dollars in thousands, except share and per share data)	2017	2016	2017 vs 2016
Results of Operations:
Net interest income	$82,555	$71,855	$10,700
Provision for loan and lease losses	4,200	6,000	(1,800)
Net interest income after provision
for loan and lease losses	78,355	65,855	12,500
Wealth management fee income	15,694	13,630	2,064
Other income	8,327	7,616	711
Operating expense	61,360	56,147	5,213
Income before income tax expense	41,016	30,954	10,062
Income tax expense	14,888	11,785	3,103
Net income	$26,128	$19,169	$6,959

Total revenue (Net interest income plus wealth
management fee income and other income)	$106,576	$93,101	$13,475

Diluted earnings per share	$1.47	$1.17	$0.30

Diluted average shares outstanding	17,753,731	16,347,255	1,406,476

Return on average assets annualized (ROAA)	0.86%	0.71%	0.15%
Return on average equity
annualized (ROAE)	9.94	8.79	1.15

	September 30,	December 31,	Change
	2017	2016	2017 vs 2016
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	13.28%	13.25%	.03%
Tier I leverage ratio	8.75	8.35	.40
Loans to deposits	100.12	97.08	3.04
Allowance for loan and lease losses to total
loans	0.98	0.97	0.01
Allowance for loan and lease losses to
nonperforming loans	233.72	285.94	(52.22)
Nonperforming loans to total loans	0.42	0.34	0.08

For the third quarter of 2017, the Company recorded net income of $10.2 million compared to $7.1 million for the same quarter of 2016. For the three months ended September 30, 2017 and 2016, diluted earnings per share were $0.56 and $0.43, respectively. Annualized return on average assets was 0.97 percent and annualized return on average equity was 11.09 percent for the third quarter of 2017, compared to 0.77 percent and 9.44 percent, respectively, for the same quarter of 2016.

The third quarter of 2017, when compared to the third quarter of 2016, reflected: increased net interest income (partially due to $1.2 million of recognition of deferred fees and prepayment income on two commercial loans); greater wealth management fee income (partially due to two months of fee income related to the recently acquired MCM); and a reduced provision for loan and lease losses (due to low charge-off levels and $79 million of loan sales). These positive effects were partially offset by higher operating expenses in the 2017 third quarter (partially due to two months of expenses related to MCM, as well as a full quarter of expenses related to Peapack Capital, the Bank’s Equipment Finance subsidiary, which began operations in May 2017).

For the nine months ended September 30, 2017, the Company recorded net income of $26.1 million compared to $19.2 million for the same period of 2016. Diluted earnings per common share were $1.47 and $1.17 for the first nine months of 2017 and 2016, respectively. Annualized return on average assets was 0.86 percent and annualized return on average common equity was 9.94 percent for the first nine months of 2017, compared to 0.71 percent and 8.79 percent, respectively, for the nine months ending September 30, 2016.

CONTRACTUAL OBLIGATIONS: For a discussion of our contractual obligations, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.”

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements.”

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

The following table summarizes the Company’s net interest income and related spread and margin, on a fully tax-equivalent basis, for the periods indicated:

	Three Months Ended September 30,
(Dollars in thousands)	2017	2016
Net interest income	$30,277	$24,510
Interest rate spread	2.76%	2.59%
Net interest margin	2.95	2.74

Index

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Net interest income	$83,348	$72,534
Interest rate spread	2.63%	2.64%
Net interest margin	2.81	2.78

Net interest income, on a fully tax-equivalent basis for the three months ended September 30, 2017 grew $5.8 million, or 24 percent, from the three months ended September 30, 2016. Net interest income on a fully tax equivalent basis for the nine months ended September 30, 2017 increased $10.8 million, or 15 percent, when compared to the same period in 2016. The growth in net interest income for both the three and nine month periods was due to increases in the average balance and yield on the Company’s interest-earning assets, especially commercial and industrial (C&I) loans, which typically have higher yields. This increase was partially offset by increases in interest-bearing liabilities and the Company’s cost of funds. Net interest income and margin for the third quarter of 2017 benefitted from $1.2 million of recognition of deferred fees and prepayment premiums on two commercial loans and from loan growth during 2016 and into 2017, as well as benefitting slightly from the recent Federal Reserve rate hikes. The September 2017 quarter also included approximately $1.2 million of prepayment premiums received on the prepayment of certain multifamily loans, reflecting an increase from $507 thousand for the September 2016 quarter.

Index

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	September 30,	September 30,
(In thousands)	2017	2016
Residential mortgage loans originated for portfolio	$22,322	$43,284
Residential mortgage loans originated for sale	10,596	25,128
Total residential mortgage loans	32,918	68,412

Commercial real estate loans	24,870	56,799
Multifamily properties	85,488	74,450
Commercial and industrial (C&I) loans (A) (B)	131,321	59,698
Small business association	4,560	3,025
Wealth Lines of Credit (A)	15,200	1,200
Total commercial loans	261,439	195,172

Installment loans	1,967	1,591

Home equity lines of credit (A)	6,879	7,064

Total loans closed	$303,203	$272,239

(A)	Includes loans and lines of credit that closed in the period, but were not necessarily funded.
(B)	Includes equipment lease finance.

	For the Nine Months Ended
	September 30,	September 30,
(In thousands)	2017	2016
Residential mortgage loans originated for portfolio	$141,986	$93,543
Residential mortgage loans originated for sale	20,202	53,412
Total residential mortgage loans	162,188	146,955

Commercial real estate loans	105,017	102,692
Multifamily properties	211,437	333,194
Commercial and industrial (C&I) loans (A) (B)	417,927	188,495
Small business association	10,160	6,365
Wealth Lines of Credit (A)	37,305	3,785
Total commercial loans	781,846	634,531

Installment loans	6,188	3,154

Home equity lines of credit (A)	19,296	25,103

Total loans closed	$969,518	$809,743

(A)	Includes loans and lines of credit that closed in the period, but were not necessarily funded.
(B)	Includes equipment lease finance.

The Company has managed its balance sheet such that multifamily loans decline as a percentage of the overall loan portfolio and C&I loans become a larger percentage of the overall loan portfolio.

Index

At September 30, 2017, December 31, 2016 and September 30, 2016, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance.

The following table presents such concentration levels for the following periods:

	September 30,	December 31,	September 30,
	2017	2016	2016
Multifamily mortgage loans as a percent of
total regulatory capital of the Bank	329%	372%	432%

Non-owner occupied commercial real estate loans
as a percent of total regulatory capital of the Bank	200	192	178

Total CRE concentration	529%	564%	610%

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

Index

The following tables reflect the components of the average balance sheet and of net interest income for the periods indicated:

 Average Balance Sheet

 Unaudited

 Three Months Ended

	September 30, 2017			September 30, 2016
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$302,669	$1,564	2.07%	$193,902	$976	2.01%
Tax-exempt (1) (2)	27,099	194	2.86	27,516	212	3.08
Loans (2) (3):
Residential mortgages	612,904	4,934	3.22	486,909	3,983	3.27
Commercial mortgages	2,120,360	19,879	3.75	2,048,877	17,977	3.51
Commercial	795,063	9,654	4.86	573,211	5,826	4.07
Commercial construction	—	—	—	454	5	4.41
Installment	77,616	611	3.15	67,175	443	2.64
Home equity	67,251	653	3.88	62,560	519	3.32
Other	563	11	7.82	465	13	11.18
Total loans	3,673,757	35,742	3.89	3,239,651	28,766	3.55
Federal funds sold	101	—	0.25	101	—	0.25
Interest-earning deposits	103,103	276	1.07	111,204	131	0.47
Total interest-earning assets	4,106,729	37,776	3.68%	3,572,374	30,085	3.37%
Noninterest-earning assets:
Cash and due from banks	4,732			17,292
Allowance for loan and lease losses	(36,547)			(30,022)
Premises and equipment	29,996			29,460
Other assets	86,493			88,721
Total noninterest-earning assets	84,674			105,451
Total assets	$4,191,403			$3,677,825
LIABILITIES:
Interest-bearing deposits:
Checking	$1,128,112	$1,487	0.53%	$924,970	$645	0.28%
Money markets	1,084,009	1,580	0.58	915,139	737	0.32
Savings	120,893	16	0.05	119,986	17	0.06
Certificates of deposit - retail	502,637	1,864	1.48	466,967	1,615	1.38
Subtotal interest-bearing deposits	2,835,651	4,947	0.70	2,427,062	3,014	0.50
Interest-bearing demand - brokered	180,000	737	1.64	200,000	762	1.52
Certificates of deposit - brokered	87,095	481	2.21	93,674	501	2.14
Total interest-bearing deposits	3,102,746	6,165	0.79	2,720,736	4,277	0.63
FHLB advances and borrowings	98,114	439	1.79	87,258	380	1.74
Capital lease obligation	9,303	112	4.82	9,874	119	4.82
Subordinated debt	48,841	783	6.41	48,711	799	6.56
Total interest-bearing liabilities	3,259,004	7,499	0.92%	2,866,579	5,575	0.78%
Noninterest-bearing liabilities:
Demand deposits	538,484			479,659
Accrued expenses and
other liabilities	25,807			30,070
Total noninterest-bearing liabilities	564,291			509,729
Shareholders’ equity	368,108			301,517
Total liabilities and
shareholders’ equity	$4,191,403			$3,677,825
Net interest income
(tax-equivalent basis)		30,277			24,510
Net interest spread			2.76%			2.59%
Net interest margin (4)			2.95%			2.74%
Tax equivalent adjustment		(285)			(241)
Net interest income		$29,992			$24,269

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

  Average Balance Sheet

  Unaudited

  Nine Months Ended

	September 30, 2017			September 30, 2016
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$295,348	$4,545	2.05%	$198,080	$2,816	1.90%
Tax-exempt (1) (2)	26,453	583	2.94	26,234	623	3.17
Loans (2) (3):
Residential mortgages	582,785	14,145	3.24	475,607	11,728	3.29
Commercial mortgages	2,080,740	56,265	3.61	2,018,820	52,977	3.50
Commercial	719,354	23,301	4.32	550,770	16,319	3.95
Commercial construction	128	4	4.17	1,045	32	4.08
Installment	72,829	1,666	3.05	58,445	1,198	2.73
Home equity	67,061	1,822	3.62	57,938	1,434	3.30
Other	520	34	8.72	471	35	9.91
Total loans	3,523,417	97,237	3.68	3,163,096	83,723	3.53
Federal funds sold	101	—	0.25	101	—	0.24
Interest-earning deposits	112,221	716	0.85	89,536	294	0.44
Total interest-earning assets	3,957,540	103,081	3.47%	3,477,047	87,456	3.35%
Noninterest-earning assets:
Cash and due from banks	10,297			16,342
Allowance for loan and lease losses	(34,655)			(28,227)
Premises and equipment	30,139			29,637
Other assets	78,938			86,960
Total noninterest-earning assets	84,719			104,712
Total assets	$4,042,259			$3,581,759
LIABILITIES:
Interest-bearing deposits:
Checking	$1,078,015	$3,448	0.43%	$904,767	$1,823	0.27%
Money markets	1,067,942	3,718	0.46	851,370	1,912	0.30
Savings	120,939	49	0.05	118,884	50	0.06
Certificates of deposit - retail	469,867	5,084	1.44	453,451	4,649	1.37
Subtotal interest-bearing deposits	2,736,763	12,299	0.60	2,328,472	8,434	0.48
Interest-bearing demand - brokered	180,000	2,183	1.62	200,000	2,263	1.51
Certificates of deposit - brokered	91,158	1,465	2.14	93,663	1,494	2.13
Total interest-bearing deposits	3,007,921	15,947	0.71	2,622,135	12,191	0.62
FHLB advances and borrowings	78,704	1,096	1.86	154,819	1,432	1.23
Capital lease obligation	9,456	341	4.81	10,007	361	4.81
Subordinated debt	48,809	2,349	6.42	19,270	938	6.49
Total interest-bearing liabilities	3,144,890	19,733	0.84%	2,806,231	14,922	0.71%
Noninterest-bearing liabilities:
Demand deposits	524,805			459,907
Accrued expenses and
other liabilities	22,262			24,958
Total noninterest-bearing liabilities	547,067			484,865
Shareholders’ equity	350,302			290,663
Total liabilities and
shareholders’ equity	$4,042,259			$3,581,759
Net interest income
(tax-equivalent basis)		83,348			72,534
Net interest spread			2.63%			2.64%
Net interest margin (4)			2.81%			2.78%
Tax equivalent adjustment		(793)			(679)
Net interest income		$82,555			$71,855

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.(4) Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Three Months Ended September 30, 2017
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$520	$50	$570
Loans	4,319	2,657	6,976
Federal funds sold	—	—	—
Interest-earning deposits	(11)	156	145
Total interest income	$4,828	$2,863	$7,691
LIABILITIES:
Interest-bearing checking	$69	$773	$842
Money market	218	625	843
Savings	—	(1)	(1)
Certificates of deposit - retail	134	115	249
Certificates of deposit - brokered	(85)	60	(25)
Interest bearing demand brokered	(36)	16	(20)
Borrowed funds	(12)	71	59
Capital lease obligation	(7)	—	(7)
Subordinated debt	1	(17)	(16)
Total interest expense	$282	$1,642	$1,924
Net interest income	$4,546	$1,221	$5,767

	Nine Months Ended September 30, 2017
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$1,353	$336	$1,689
Loans	10,101	3,413	13,514
Federal funds sold	—	—	—
Interest-earning deposits	90	332	422
Total interest income	$11,544	$4,081	$15,625
LIABILITIES:
Interest-bearing checking	$128	$1,497	$1,625
Money market	729	1,077	1,806
Savings	8	(9)	(1)
Certificates of deposit - retail	181	254	435
Certificates of deposit - brokered	(237)	157	(80)
Interest bearing demand brokered	(42)	13	(29)
Borrowed funds	(691)	355	(336)
Capital lease obligation	(20)	—	(20)
Subordinated debt	1,421	(10)	1,411
Total interest expense	$1,477	$3,334	$4,811
Net interest income	$10,067	$747	$10,814

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $37.8 million for the third quarter of 2017 compared to $30.1 million for the same quarter of 2016, reflecting an increase of $7.7 million, or 26 percent. Average interest-earning assets totaled $4.11 billion for the third quarter of 2017, an increase of $534.4 million, or 15 percent, from the same period of 2016. The average commercial loan portfolio increased $221.9 million, or 39 percent, from the third quarter of 2016, to $795.1 million for the third quarter of 2017. The increase in this portfolio was attributed to the addition of seasoned banking professionals over the course of 2016; a continued focus on client service and value added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton private banking offices. Additionally, the average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $71.5 million, or 3 percent, to $2.12 billion for the third quarter of 2017 when compared to the same period in 2016. While the Company has managed its multifamily portfolio to limit growth, it has been focused on the origination of strong commercial real estate credits. In addition, the Company has continued its focus on relationship based residential mortgage lending, and that portfolio has grown from an average balance of $486.9 million in the September 2016 quarter to an average balance of $612.9 million in the September 2017 quarter. Average investments totaled $329.8 million for the third quarter of 2017 compared to $221.4 million for the same 2016 quarter reflecting an increase of $108.4 million, or 49 percent. This increase coincides with the Company’s desire to increase liquid portfolios.

Index

For the quarters ended September 30, 2017 and 2016, the average rates earned on interest-earning assets were 3.68 percent and 3.37 percent, respectively, an increase of 31 basis points. The increase in the overall yield was principally due to the benefit from the increased market rates on adjustable rate assets in the 2017 period partially offset by the maintenance of higher liquidity (investment securities and interest earning deposits) in the 2017 period when compared to 2016, which carry lower rates of interest.

For the third quarter of 2017, total interest-bearing deposits averaged $3.10 billion, an increase of $382.0 million, or 14 percent, from the average balance for the same period of 2016. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including reciprocal funds discussed below) has come from the addition of seasoned banking professionals in 2016 and 2017; focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.

Average rates paid on total interest-bearing deposits were 79 basis points and 63 basis points for the third quarters of 2017 and 2016, respectively, an increase of 16 basis points. The increase in the average rate paid on deposits was principally due to growth in interest-bearing money market, retail certificates of deposit and checking accounts at higher rates, commensurate with higher market rates and to ensure generation of new deposits in volumes sufficient to appropriately fund asset growth.

For the third quarters of 2017 and 2016, average borrowings totaled $98.1 million and $87.3 million, respectively, an increase of $10.9 million during the third quarter of 2017 when compared to the same period of 2016. The increase was principally due to funding of loans offset by scheduled maturities of FHLB advances.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and Promontory. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM program is considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. Reciprocal balances averaged $386.9 million for the quarter ended September 30, 2017 and $411.9 million for the quarter ended September 30, 2016.

For the third quarter of 2017 total interest-bearing demand – brokered deposits decreased by $20.0 million when compared to the same quarter of 2016. This decrease reduced such brokered deposits to the minimum level required to support the Company’s existing $180.0 million of interest rate swaps, transacted previously as part of the Company’s interest rate risk management program.

In June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate and until maturity in June 2026 or earlier redemption. For the third quarter of 2017, the subordinated debt balance averaged $48.8 million compared to $48.7 million from the same period in 2016.

Index

Interest income on interest-earning assets, on a fully tax-equivalent basis increased by $15.6 million, or 18 percent, for the first nine months of 2017 compared to the same period in 2016. For the nine months ended September 30, 2017, the average balance of interest-earning assets increased $480.5 million from $3.48 billion for the same period in 2016. For the nine months ended September 30, 2017 the average commercial portfolio increased $168.6 million, or 31 percent, from the same period in 2016. This increase was due to the addition of highly regarded bankers with industry and capital markets expertise in 2016 and in the first nine months of 2017. For the nine months ended September 30, 2017 the average commercial mortgage portfolio (which includes multifamily mortgage loans) increased $61.9 million to $2.08 billion from the same period in 2016. While the Company has managed its multifamily portfolio to limit growth, it has been focused on the origination of strong commercial real estate credits. In addition, the Company has continued its focus on relationship based residential mortgage lending, and that portfolio has grown $107.2 million to an average balance of $582.8 million for the nine months ended September 30, 2017 when compared to an average balance of $475.6 million from the same period in 2016.

For the nine months ended September 30, 2017 and 2016, the average rates earned on interest-earning assets was 3.47 percent and 3.35 percent, respectively, an increase of 12 basis points. The increase in average rates on loans was due to an increase in market rates during the first nine months of 2017. This increase was partially offset by the maintenance of higher liquidity (investment securities and interest-earning deposits) for the first nine months of 2017 when compared to the comparable 2016 period, which carry lower rates of interest.

For the nine months ended September 30, 2017 total interest-bearing deposits averaged $3.01 billion, increasing $385.8 million, or 15 percent, from the average balance for the same 2016 period. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including reciprocal funds) was $408.3 million for the first nine months of 2017 when compared to the same period in 2016. This growth has come from the addition of seasoned banking professionals in 2016 and continued into the first nine months of 2017; an intense focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.  Reciprocal deposit balances are included in the Company’s interest-bearing checking balances. Reciprocal balances averaged $393.2 million for the nine months ended September 30, 2017 and $421.4 million for the same 2016 period.

Average rates paid on interest-bearing deposits for the nine months ended September 30, 2017 were 71 basis points compared to 62 basis points for the same period in 2016, reflecting an increase of 9 basis points. The increase in the average rate paid on deposits was principally due to competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth.

Average borrowings decreased by $76.1 million to $78.7 million for the nine months ended September 30, 2017 when compared to the same 2016 period. The decrease was due to maturities of existing FHLB borrowings as significant deposit growth was sufficient to fund the Company’s loan growth.

As previously stated in June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate and until maturity in June 2026 or earlier redemption. For the first nine months of 2017, the subordinated debt balance averaged $48.8 million compared to $19.3 million from the same period in 2016.

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

Index

At September 30, 2017, the Company had investment securities available for sale with a fair value of $315.1 million compared with $305.4 million at December 31, 2016. Net unrealized losses (net of income tax) of $511 thousand and $1.1 million were included in shareholders’ equity at September 30, 2017 and December 31, 2016, respectively.

The carrying value of investment securities available for sale as of September 30, 2017 and December 31, 2016 are shown below:

	September 30,	December 31,
(In thousands)	2017	2016
U.S. treasury and U.S. government-
sponsored agencies	$36,475	$21,517
Mortgage-backed securities-residential
(principally U.S. government-sponsored
entities)	237,381	237,617
SBA pool securities	5,936	6,713
State and political subdivisions	24,510	28,993
Corporate bond	3,094	3,113
Single-issuer trust preferred security	2,857	2,610
CRA investment fund	4,859	4,825
Total	$315,112	$305,388

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of September 30, 2017:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$—	$9,968	$26,507	$—	$36,475
sponsored agencies	—%	1.25%	2.20%	—%	1.94%
Mortgage-backed securities-	$234	$16,253	$19,233	$201,661	$237,381
residential (1)	3.89%	2.08%	1.86%	2.04%	2.03%
SBA pool securities	$—	$—	$—	$5,936	$5,936
	—%	—%	—%	1.46%	1.46%
State and political subdivisions (2)	$7,501	$10,347	$3,271	$3,391	$24,510
	1.88%	3.09%	2.89%	3.02%	2.68%
Corporate bond	$—	$—	$3,094	$—	$3,094
	—%	—%	5.25%	—%	5.25%
Single-issuer trust preferred security (1)	$—	$—	$2,857	$—	$2,857
	—%	—%	2.11%	—%	2.11%
Total	$7,735	$36,568	$54,962	$210,988	$310,253
	1.94%	2.14%	2.41%	2.04%	2.11%

(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

Index

OTHER INCOME: The following table presents the major components of other income, excluding income from wealth management, which is summarized and discussed subsequently:

	Three Months Ended September 30,		Change
(In thousands)	2017	2016	2017 vs 2016

Service charges and fees	$816	$812	$4
Gain on sale of loans (mortgage banking)	141	383	(242)
Gain on sale of loans, at lower of
cost or fair value	34	256	(222)
Bank owned life insurance	343	340	3
Fee income related to loan level,
back-to-back swaps	888	670	218
Gain on sale of SBA loans	493	243	250
Securities gains	—	—	—
Other income	326	395	(69)
Total other income	$3,041	$3,099	$(58)

	Nine Months Ended September 30,		Change
(In thousands)	2017	2016	2017 vs 2016

Service charges and fees	$2,401	$2,437	$(36)
Gain on sale of loans (mortgage banking)	279	813	(534)
Gain on sale of loans, at lower of
cost or fair value	34	880	(846)
Bank owned life insurance	1,015	1,027	(11)
Fee income related to loan level,
back-to-back swaps	2,635	764	1,871
Gain on sale of SBA loans	790	502	288
Securities gains	—	119	(119)
Other income	1,172	1,074	98
Total other income	$8,328	$7,616	$712

For the quarter ended September 30, 2017, income from the sale of newly originated residential mortgage loans was $141 thousand compared to $383 thousand for the same period in 2016. For the nine months ended September 30, 2017 and 2016 income from the sale of newly originated residential mortgage loans was $279 thousand and $813 thousand, respectively. These decreases were a result of lower volume of residential mortgage loans originated for sale in the three and nine months ended September 30, 2017 periods compared to the three and nine months ended September 30, 2016, as a result of reduced refinance activity due principally to the higher market rate environment.

There were no securities gains in the three or nine months ended September 30, 2017 compared to none and $119 thousand for the three and nine months ended September 30, 2016, respectively. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the shorter duration of our investment portfolio and the interest rate environment, such sales will continue to be a very small component of the Company’s operations.

Gains on the sale of loans held for sale at the lower of cost or fair value were $34 thousand for both the three and nine month periods ended September 30, 2017 as compared to $256 thousand and $880 thousand for the same periods in 2016. During the first quarter of 2016, the Company began selling whole multifamily loans in addition to multifamily loan participations. The Company manages its balance sheet such that multifamily loans decline as a percentage of the overall loan portfolio while commercial loans become a larger percentage of the overall loan portfolio. In addition to multifamily loan sales, the Company sold residential mortgages from its portfolio during the third quarter of 2017. The residential loan sales assisted in interest-rate risk management as the Company reduced longer term assets. Overall, the reduced level of multifamily loan sales during the first nine months of 2017 was due to lower market demand as a result of the regulatory environment surrounding commercial real estate lending.

Index

The third quarter of 2017 included $493 thousand of income related to the Company’s SBA lending and sale program compared to $243 thousand in the same quarter in 2016. The nine months ended September 30, 2017 included $790 thousand of income related to the Company’s SBA lending and sale program compared to the $502 thousand for the same period in 2016. The SBA program was fully implemented during the quarter ended March 31, 2016 and activity has grown since that period. This program is part of the Company’s normal ongoing operations.

The third quarter of 2017 included $888 thousand of loan level, back-to-back swap income compared to $670 thousand in the same quarter of 2016. The nine months ended September 30, 2017 included $2.6 million of loan level, back-to-back swap income compared to $764 thousand for the same period in 2016. The increase was due to several factors, including increased customer awareness of the possibility of rising market interest rates, as well as increased loan opportunities for the Company. The program utilizes mirror interest rate swaps, one directly with the customer and one directly with a well-established counterparty. This enables a customer to benefit from a fixed rate loan, while the Company records a floating rate loan. The program provides enhanced interest rate risk management, as well as the potential for fee income for the Company.

Other income was $326 thousand for the quarter ended September 30, 2017 quarter compared to $395 thousand for the same quarter in 2016. For the nine months ended September 30, 2017 other income was $1.2 million compared to $1.1 million for the same 2016 period. The nine months ended September 30, 2017 included increases in letter of credit fees and unused line of credit fees associated with the commercial lending business when compared to the same 2016 period. The quarter ended September 30, 2017 had decreases in fees associated with loans.

Index

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended September 30,		Change
(In thousands)	2017	2016	2017 vs 2016
Compensation and employee benefits	$13,996	$11,515	$2,481
Premises and equipment	2,945	2,736	209
FDIC assessment	583	814	(231)
Other Operating Expenses:
Wealth management division
other expense	533	490	43
Professional and legal fees	1,452	801	651
Loan expense	108	141	(33)
Telephone	247	231	16
Advertising	347	141	206
Postage	88	77	11
Other	1,662	1,220	442
Total operating expenses	$21,961	$18,166	$3,795

	Nine Months Ended September 30,		Change
(In thousands)	2017	2016	2017 vs 2016
Compensation and employee benefits	$38,660	$33,523	$5,137
Premises and equipment	8,794	8,342	452
FDIC assessment	1,871	3,954	(2,083)
Other Operating Expenses:
Wealth management division
other expense	1,865	1,593	272
Professional and legal fees	3,100	2,544	556
Loan expense	366	374	(8)
Telephone	747	704	43
Advertising	865	511	354
Postage	283	246	37
Other	4,809	4,356	453
Total operating expenses	$61,360	$56,147	$5,213

The Company’s total operating expenses were $22.0 million for the quarter ended September 30, 2017 compared to $18.2 million in the same 2016 quarter, reflecting a net increase of $3.8 million, or 21 percent. Total operating expense grew by $5.2 million to $61.4 million for the nine months ended September 30, 2017 when compared to the same period in 2016, reflecting an increase of 9 percent.

Compensation and benefits expense increased to $14.0 million in the third quarter of 2017 from $11.5 million in the same period in 2016, an increase of $2.5 million, or 22 percent. For the nine months ended September 30, 2017 compensation and benefits expense increased to $38.7 million from $33.5 million for the same period in 2016. Both period increases were due to strategic hiring, normal salary increases and increased bonus/incentive accruals associated with the Company’s growth. In addition, the Equipment Finance Team joined the Company during the second quarter of 2017 and the Company completed the acquisition of MCM in August 2017 further increasing compensation and employee benefits.

For the three months ended September 30, 2017, premises and equipment expense was $2.9 million compared to $2.7 million for the three months ended September 30, 2016, an increase of $209 thousand. For the nine months ended September 30, 2017, premises and equipment expense was $8.8 million compared to $8.3 million for the nine months ended September 30, 2016, an increase of $452 thousand. The increase over the same periods in 2016 was due to the Company’s growth as well as upgrades at the Company’s headquarters.

Index

For the three and nine months ended September 30, 2017 professional and legal fees increased $651 thousand and $556 thousand, respectively from the same 2016 periods. This increase was primarily due the wealth acquisition costs associated with the MCM acquisition.

For the three months ended September 30, 2017, FDIC insurance expense was $583 thousand compared to $814 thousand for the three months ended September 30, 2016, a decrease of $231 thousand. For the nine months ended September 30, 2017, FDIC insurance expense decreased $2.1 million to $1.9 million when compared to the same period in 2016. Beginning July 1, 2016, the FDIC assessment system was revised. Revisions for “small institutions” (under $10 billion in assets) resulted in, among other things, the elimination of risk categories and utilization of a financial ratios method to determine assessment rates. The changes significantly reduced the Company’s assessment rate. The three and nine months ended September 30, 2017 included increased advertising and marketing expense related to various target marketing campaigns, when compared to the 2016 periods.

PRIVATE WEALTH MANAGEMENT DIVISION: This division has served in the roles of executor and trustee while providing investment management, custodial, tax, retirement and financial services to its growing client base. Officers from the Private Wealth Management Division provide trust and investment services at the Bank’s corporate headquarters in Bedminster, at private banking locations in Bedminster, Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware, in Greenville, Delaware and MCM, in Gladstone, New Jersey.

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the quarters ended September 30, 2017 and 2016.

	For the
	Three Months Ended September 30,		Change
(In thousands)	2017	2016	2017 v 2016

Total fee income	$5,790	$4,436	$1,354

Compensation and benefits (included
in Operating Expenses above)	3,004	2,377	627

Other operating expense (included)
in Operating Expenses above)	2,179	1,479	700

	At or For
	Nine Months Ended September 30,		Change
(In thousands)	2017	2016	2017 v 2016

Total fee income	$15,694	$13,630	$2,064

Compensation and benefits (included
in Operating Expenses above)	7,868	6,779	1,089

Other operating expense (included)
in Operating Expenses above)	6,250	4,994	1,256

Assets under administration
(market value in billions)	$4.8	$3.5

The market value of the assets under administration (“AUA”) of the Private Wealth Management Division was $4.8 billion at September 30, 2017, reflecting an increase of 37 percent from $3.5 billion at September 30, 2016.

Index

In the September 2017 quarter, the Private Wealth Management Division generated $5.8 million in fee income compared to $4.4 million for the September 2016 quarter, reflecting a 31 percent increase. For the nine months ended September 30, 2017, the Private Wealth Management Division generated $15.7 million in fee income compared to $13.6 million for the same period in 2016, reflecting a 15 percent increase. The growth in fee income and AUA was due to the combination of the acquisition of MCM in August 2017, as well as new business and market appreciation. This was partially offset by normal levels of disbursements and outflows.

The Company continues to incorporate wealth management into conversations it has with the Company’s clients, across all business lines. The Company has expanded its wealth management team and will continue to grow its team and expand its products, services, and advice delivered to clients.

Operating expenses relative to the Private Wealth Management Division reflected increases due to the MCM acquisition, overall growth in the business, new hires and select third party expenditures incurred in the 2017 periods. Generally, revenue and profitability related to the new personnel will lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Private Wealth Management Division should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated (dollars in thousands):

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	15,367	15,643	11,494	11,264	10,840
Other real estate owned	137	373	671	534	534
Total nonperforming assets	$15,504	$16,016	$12,165	$11,798	$11,374

Performing TDRs	$9,658	$9,725	$15,030	$17,784	$18,078

Loans past due 30 through 89
days and still accruing	$589	$1,232	$622	$1,356	$8,238

Classified loans	$44,170	$43,608	$43,002	$45,798	$49,627

Impaired loans	$25,046	$25,294	$26,546	$29,071	$28,951

Nonperforming loans as a % of
total loans (1)	0.42%	0.43%	0.33%	0.34%	0.34%
Nonperforming assets as a % of
total assets (1)	0.37%	0.38%	0.31%	0.30%	0.30%
Nonperforming assets as a % of
total loans plus other real
estate owned (1)	0.42%	0.44%	0.35%	0.36%	0.35%

(1)	Nonperforming loans/assets do not include performing TDRs.

The Company does not hold and has not made or invested in subprime loans or “Alt-A” type mortgages.

Index

PROVISION FOR LOAN AND LEASE LOSSES: The provision for loan and lease losses was $400 thousand and $2.1 million for the third quarters of 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016 the provision for loan and lease losses was $4.2 million and $6.0 million, respectively. The amount of the loan loss provision and the level of the allowance for loan and lease losses are based upon several factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers, as well as prevailing economic conditions. Commercial credits generally carry a higher risk profile compared to some of the other credits, which is reflected in Management’s determination of the proper level of the allowance for loan and lease losses.

The decrease in the provision for loan and lease losses to $400 thousand in the third quarter of 2017 was principally due to slower loan growth as well as loan sales of $78.8 million. The Company also shifted some of its growth to equipment financing which has a lower general reserve allocation than commercial mortgages and C&I loans.

The overall allowance for loan and lease losses was $35.9 million as of September 30, 2017, compared to $32.2 million at December 31, 2016. As a percentage of loans, the allowance for loan and lease losses was 0.98 percent as of September 30, 2017, and 0.97 percent as of December 31, 2016. The specific reserves on impaired loans were $831 thousand at September 30, 2017 compared to $824 thousand as of December 31, 2016. Total impaired loans were $25.0 million and $29.1 million as of September 30, 2017 and December 31, 2016, respectively. The general component of the allowance increased from $31.4 million at December 31, 2016 to $35.1 million at September 30, 2017, due principally to loan growth.

A summary of the allowance for loan and lease losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30, 30,
(In thousands)	2017	2017	2017	2016	2016
Allowance for loan and lease losses:
Beginning of period	$35,751	$33,610	$32,208	$30,616	$29,219
Provision for loan and lease losses	400	2,200	1,600	1,500	2,100
Charge-offs, net	(236)	(59)	(198)	92	(703)
End of period	$35,915	$35,751	$33,610	$32,208	$30,616

Allowance for loan and lease losses as a % of total loans	0.98%	0.98%	0.98%	0.97%	0.95%

Allowance for loan and lease losses as a % of non-performing loans	233.72%	228.54%	292.41%	285.94%	282.44%

INCOME TAXES: For the third quarter of 2017 and 2016 income tax expense as a percentage of pre-tax income was 38.0 percent and 38.3 percent, respectively. For the nine months ended September 30, 2017 and 2016 income tax expense as a percentage of pre-tax income was 36.3 percent and 38.1 percent, respectively. During the nine months ended September 30, 2017, the Company adopted ASU 2016-9, “Compensation – Stock Compensation, Improvements to Employee Share-Based Payment Accounting”. As a result of this adoption, the Company recorded an income tax benefit of $662 thousand in the first quarter of 2017. The reduction in our effective tax rate for the nine months ended September 30, 2017 was primarily due to the adoption of ASU 2016-9.

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

Capital for the nine months ended September 30, 2017 was benefitted by net income of $26.1 million and by $26.1 million of voluntary share purchases by our shareholders under the Dividend Reinvestment Plan.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2017 and December 31, 2016, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s actual regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Total capital
(to risk-weighted assets)	$437,903	12.92%	$338,856	10.00%	$271,085	8.00%	$313,442	9.250%

Tier I capital
(to risk-weighted assets)	401,987	11.86	271,085	8.00	203,313	6.00	245,670	7.250

Common equity tier I
(to risk-weighted assets)	401,985	11.86	220,256	6.50	152,485	4.50	194,842	5.750

Tier I capital
(to average assets)	401,987	9.63	208,819	5.00	167,055	4.00	167,055	4.00

As of December 31, 2016:
Total capital
(to risk-weighted assets)	$392,305	12.87%	$304,758	10.00%	$243,806	8.00%	262,854	8.625%

Tier I capital
(to risk-weighted assets)	360,097	11.82	243,806	8.00	182,855	6.00	201,902	6.625

Common equity tier I
(to risk-weighted assets)	360,094	11.82	198,093	6.50	137,141	4.50	156,188	5.125

Tier I capital
(to average assets)	360,097	9.31	193,430	5.00	154,744	4.00	154,744	4.00

(A)	See footnote on following table

Index

The Company’s actual regulatory capital amounts and ratios are presented in the following table:

				To Be Well					For Capital
				Capitalized Under			For Capital		Adequacy Purposes
				Prompt Corrective			Adequacy		Including Capital
	Actual			Action Provisions			Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio		Amount	Ratio		Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Total capital
(to risk-weighted assets)	$450,077	13.28%	$	N/A	N/A	%	$271,085	8.00%	$313,442	9.250%

Tier I capital
(to risk-weighted assets)	365,299	10.78		N/A	N/A		203,314	6.00	245,671	7.250

Common equity tier I
(to risk-weighted assets)	365,297	10.78		N/A	N/A		152,485	4.50	194,842	5.750

Tier I capital
(to average assets)	365,299	8.75		N/A	N/A		167,076	4.00	167,076	4.00

As of December 31, 2016:
Total capital
(to risk-weighted assets)	$404,017	13.25%	$	N/A	N/A	%	$243,910	8.00%	262,966	8.625%

Tier I capital
(to risk-weighted assets)	323,045	10.60		N/A	N/A		182,933	6.00	201,988	6.625

Common equity tier I
(to risk-weighted assets)	323,042	10.60		N/A	N/A		137,200	4.50	156,255	5.125

Tier I capital
(to average assets)	323,045	8.35		N/A	N/A		154,788	4.00	154,788	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock. The Reinvestment Plan provided $26.1 million of capital to the Company in the first nine months of 2017 and we anticipate this program will provide a continuing source of capital.

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

As previously announced, on October 26, 2017, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 24, 2017 to shareholders of record on November 9, 2017.

Index

Management believes the Company’s capital position and capital ratios are adequate. Further, Management believes the Company has sufficient common equity to support its planned growth and expansion for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including funding of loans, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Company’s liquidity risk management is intended to ensure the Company has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, temporary investments, securities available for sale, customer deposit inflows, loan and securities repayments and secured borrowings. Other liquidity sources include loan sales and loan participations.

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $93.3 million at September 30, 2017. In addition, the Company had $315.1 million in securities designated as available for sale at September 30, 2017. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $177.3 million as of September 30, 2017 were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At September 30, 2017, unused borrowing commitments totaled $1.2 billion from the FHLB and $732 million from the FRB.

During the September 2017 quarter loans increased $2.7 million. Customer deposits grew $86.4 million, net (principally interest-bearing checking) capital increased $23.1 million, cash and cash equivalents were flat, and other borrowings declined $95.9 million.

Brokered interest-bearing demand (“overnight”) deposits were $180.0 million at September 30, 2017 and June 30, 2017. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.

From a liquidity/funding perspective, such brokered deposits are generally a more cost-effective alternative than other borrowings and do not require use of pledged collateral, as secured wholesale borrowings do. From a balance sheet management perspective, the rate paid on these short-term brokered deposits is used as the basis to transact longer term interest rate swaps, basically extending repricing generally to five years for asset matching / interest rate risk management purposes. As of September 30, 2017, the Company has transacted pay fixed, receive floating interest rate swaps totaling $180.0 million in notional amount.

The Company has a Board-approved Contingency Funding Plan in place. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.

Management believes the Company’s liquidity position and sources are adequate.

Index

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

The following strategies are among those used to manage interest rate risk:

•	Actively market commercial type loan originations that tend to have adjustable rate features or shorter terms, and/or that generate customer relationships that can result in higher core deposit accounts;
•	Manage residential mortgage portfolio originations to adjustable-rate and/or shorter-term and/or “relationship” loans that result in core deposit relationships;
•	Actively market core deposit relationships, which are generally longer duration liabilities;
•	Utilize medium to longer term certificates of deposit and/or wholesale borrowings to extend liability duration;
•	Utilize interest rate swaps to extend liability duration;
•	Utilize a loan level / back to back interest rate swap program, which converts a borrower’s fixed rate loan to adjustable rate for the Company;
•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•	Maintain adequate levels of capital; and
•	Utilize loan sales and/or loan participations.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $180.0 million as of September 30, 2017.

In addition, during the third quarter of 2015, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes a third party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of September 30, 2017, $315.7 million of notional value in swaps were executed and outstanding with borrowers under this program.

Index

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain loan prepayment, deposit beta and decay, and interest rate assumptions, which management believes to be reasonable as of September 30, 2017. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of September 30, 2017.

In an immediate and sustained 200 basis point increase in market rates at September 30, 2017, net interest income for year 1 would increase approximately 4.4 percent, when compared to a flat interest rate scenario. In year 2 this sensitivity improves to an increase of 7.5 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at September 30, 2017, net interest income would decline approximately 5.9 percent for year 1 and 7.8 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at September 30, 2017.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$523,471	$3,397	0.65%	13.17%	64
+100	528,914	8,840	1.70	13.01	48
Flat interest rates	520,074	—	—	12.53	—
-100	496,355	(23,719)	(4.56)	11.74	(79)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of its business, lawsuits and claims may be brought against the Company and its subsidiaries. There is no currently pending or threatened litigation or proceedings against the Company or its subsidiaries, which if adversely decided, we believe would have a material adverse effect on the Company.

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended September 30, 2017 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
C. “Deferred Compensation Retention Award Plan” dated August 4, 2017, by and between Peapack-Gladstone Bank and John P. Babcock, filed herewith.
D. “Deferred Compensation Retention Award Plan” dated August 4, 2017, by and between Peapack-Gladstone Bank and Jeffrey J. Carfora, filed herewith

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 8, 2017	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: November 8, 2017	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

DATE: November 8, 2017	By: /s/ Francesco S. Rossi
Francesco S. Rossi, Chief Accounting Officer
(Principal Accounting Officer)