Form 10-K
period 2017-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2018-03-12
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017	Commission File No. 000-16197

PEAPACK-GLADSTONE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-3537895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Hills Drive, Suite 300
Bedminster, NJ	07921
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number (908) 234-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, No par value	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares held by unaffiliated stockholders was approximately $526 million on June 30, 2017.

As of March 1, 2018, 18,946,564 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) are incorporated by reference into Part III. The Company will file the 2018 Proxy Statement within 120 days of December 31, 2017.

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2017

PART I

Item 1.	BUSINESS

The disclosures set forth in this Form 10-K are qualified by Item 1A-Risk Factors and the section captioned “Cautionary Statement Concerning Forward-Looking Statements” in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report and filed by us from time to time with the Securities and Exchange Commission. The terms “Peapack,” the “Company,” “we,” “our” and “us” refer to Peapack-Gladstone Financial Corporation and its wholly-owned subsidiaries unless otherwise indicated or the context requires otherwise.

The Corporation

Peapack-Gladstone Financial Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The Company was organized under the laws of New Jersey in August 1997 by the Board of Directors of Peapack-Gladstone Bank (the “Bank”), its principal subsidiary, to become a holding company for the Bank. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. The Bank is a member of the Federal Reserve System. Through its branch network in Somerset, Morris, Hunterdon and Union counties and its private banking locations in Bedminster, Morristown, Princeton and Teaneck, its private wealth management, commercial private banking, retail private banking and residential lending divisions, along with its online platforms, Peapack-Gladstone Bank offers an unparalleled commitment to client service.

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

In addition to commercial lending activities, we offer a wide range of consumer banking services, including checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts held in certificates of deposit. We also offer residential mortgages, home equity lines of credit and other second mortgage loans. Automated teller machines are available at 20 locations. Internet banking, including an online bill payment option and mobile phone banking, is available to clients.

Available Information

Peapack-Gladstone Financial Corporation is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (the “SEC”).  These reports and any amendments to these reports are available for free on our website, www.pgbank.com, as soon as reasonably practical after they have been filed with or furnished to the SEC.  Information on our website should not be considered a part of this Annual Report on Form 10-K.

Employees

As of December 31, 2017, the Company employed 384 full-time equivalent persons. Management considers relations with employees to be satisfactory.

Peapack-Gladstone Bank’s Private Wealth Management Division

The Bank’s Private Wealth Management Division, is one of the largest New Jersey-based trust and investment businesses with $5.5 billion of assets under management and/or administration as of December 31, 2017. It is headquartered in Bedminster, with additional private banking locations in Morristown, Princeton and Teaneck, New Jersey, as well as at the Bank’s subsidiaries, PGB Trust & Investments of Delaware, in Greenville, Delaware, Murphy Capital Management (“MCM”), in Gladstone, New Jersey and Quadrant Capital Management (“Quadrant”), in Fairfield, New Jersey. The Bank’s Private Wealth Management Division is known for its integrity, client service and broad range of fiduciary, investment management and tax services, designed specifically to meet the needs of high net-worth individuals, families, foundations and endowments.

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

Our Markets

Our current market is defined as the NY-NJ-PA metropolitan statistical area. Our primary market areas are located in New Jersey and areas of New York. New Jersey had a total population exceeding 8.9 million and a median household income of $73,702 as of 2012-2016, compared to the U.S. median household income of $55,322 as of 2012-2016, according to estimates from the United States Census Bureau. Somerset County, where we are headquartered, is among one of the wealthiest in New Jersey, with a 2012-2016 median household income of $102,405 according to estimates from the United States Census Bureau. We believe that these markets have economic and competitive dynamics that are consistent with our objectives and favorable to executing our growth strategy.

Competition

We operate in a market area with a high concentration of banking and financial institutions and we face substantial competition in attracting deposits and in originating loans and leases. A number of our competitors are significantly larger institutions with greater financial and managerial resources and lending limits.  Our ability to compete successfully is a significant factor affecting our growth potential and profitability.

Our competition for deposits, loans and leases historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, leasing companies and credit unions located in our primary market area.  We also compete with mortgage banking and finance companies for real estate loans and with commercial banks and savings institutions for consumer loans.

The Company also faces direct competition for wealth and advisory services from registered investment advisory firms and investment management companies.

Our Business Strategy

We began our growth strategy – Expanding Our Reach – in 2013 to principally address three industry headwinds:

•	that the low interest rate and tight spread environment would likely continue;
•	that costs associated with compliance and risk management would increase significantly; and
•	that our clients would continue to shift from traditional branches in favor of electronic channels.

Through 2017 the key elements of our business strategy have included:

•	enhanced risk management;
•	expansion of our commercial and industrial (“C&I”) lending business through Private Bankers and/or Private Banking teams, who lead with deposit gathering and wealth management;
•	initiation of a specialty area, Equipment Finance, staffed by seasoned professionals and with a national footprint;
•	expansion of our wealth management business; and
•	expansion of our residential and commercial real estate lending businesses.

In particular, we have focused on the following areas of our business:

•	Wealth Management. We have been in the wealth management business since 1972. The business adds significant value to our Company and differentiates us from many of our competitors. Conversations with all clients and potential clients across all lines of business have included and will continue to include a wealth management discussion. The market value of the assets under administration of the wealth management division was $5.5 billion at December 31, 2017.

•	Commercial Lending. We have continued to help businesses emerge, expand and evolve through growth in our C&I, commercial real estate lending and equipment finance businesses. During 2017, the Company was successful in bringing on a team of very experienced bankers to focus on equipment financing which further enhanced C&I production. We further expanded our comprehensive C&I lending program designed to service individuals, professional service firms, foundations, and privately-owned businesses. This C&I lending program, similar to our wealth management business, has been fully integrated into our private banking platform. Private bankers focus holistically on C&I lending, wealth advisory and deposit solutions to provide a high-touch, “white-glove” client service. Growth in 2018 and beyond will focus on C&I lending.

•	Retail Banking – Deposits. We see a lot of opportunity for growth in our core markets. We continued with the concept of high-touch relationship-style banking, which we introduced in 2013. Much like the private banking service model, this team has intimate knowledge of all Bank products and services and serves as the primary contact for clients seeking wealth, lending and deposit solutions. The structure of this team enables our existing branch network to maintain its primary objective of providing unique and unparalleled client service. Additionally, our private banking platform has and will continue to contribute significantly to our retail deposit growth, not only through stand-alone deposit relationships, but through comprehensive new relationships associated with C&I lending.

Governmental Policies and Legislation

The banking industry is highly regulated. Statutory and regulatory controls increase a bank holding company’s cost of doing business and limit the options of its management to deploy assets and maximize income. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in state legislatures and before various bank regulatory agencies. The likelihood of any major changes and the impact such changes might have on the Company or the Bank is impossible to predict. The following description is not intended to be complete and is qualified in its entirety to applicable laws and regulations.

Bank Regulation

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and examination of the New Jersey Department of Banking and Insurance (“NJDOBI”).  As a state-chartered, Federal Reserve-member bank, the Bank is subject to the regulation, supervision and examination of the Federal Reserve Board (“FRB”) as its primary federal regulator. The regulations of the FRB and the NJDOBI impact virtually all of our activities, including the minimum level of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions and various other matters.

Investment Advisory Regulations

In addition to the Bank’s Private Wealth Management Division, we offer wealth management services through two subsidiaries of the Bank. These subsidiaries are registered investment advisers under the Investment Advisers Act of 1940, as amended, and as such are supervised by the SEC. They are also subject to various other federal laws and state licensing and/or registration requirements. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws.

Holding Company Supervision

The Company is a bank holding company within the meaning of the Holding Company Act. As a bank holding company, the Company is supervised by the FRB and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Holding Company Act prohibits the Company, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Holding Company Act requires prior approval by the FRB of the acquisition by the Company of more than five percent of the voting stock of any additional bank. Satisfactory capital ratios, Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. The policy of the FRB provides that a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that policy. Acquisitions through the Bank require the approval of the FRB and the NJDOBI.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Report and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (the “CFPB”) with extensive powers to supervise and enforce consumer protection laws.  The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable federal bank regulators.  The Dodd-Frank Act required the CFPB to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan.  The final “Ability to Repay” rules, which were effective beginning January 2014, established a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky.

The CFPB may issue additional final rules regarding mortgages in the future, including amendments to certain mortgage servicing rules regarding forced-placed insurance notices, policies and procedures and other matters. We cannot ensure you that existing or future regulations will not have a material adverse impact on our residential mortgage loan business.

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

To the extent the Dodd-Frank Act remains in place or is not materially amended it is likely to continue to affect our cost of doing business, limit our permissible activities, and affect the competitive balance within our industry and market areas.

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

FRB regulations require member banks to meet several minimum capital standards:  a common equity Tier 1 (“CET1”) capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio.  The present capital requirements were effective January 1, 2015 and represent increased standards over the previous requirements.  The current requirements implement recommendations of the Basel Committee on Banking Supervision and certain requirements of federal law.

The capital standards require the maintenance of CET1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively, and a leverage ratio of at least 4% Tier 1 capital.  CET1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as CET1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.

When fully phased in on January 1, 2019, the capital requirements will also require the Company and the Bank to maintain a 2.5% “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. As of January 1, 2017, the Company and the Bank were required to maintain a capital conservation buffer of 1.25%.

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

Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. The FRB has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015.  An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a CET1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a CET1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a CET1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a CET1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2017 under the “prompt corrective action” regulations in effect as of such date.

Insurance Funds Legislation

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have existing policies, procedures and systems designed to comply with these regulations.

Other Laws and Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s operations are also subject to federal laws (and their implementing regulations) applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Truth in Savings Act, prescribing disclosure and advertising requirements with respect to deposit accounts.

The operations of the Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	USA PATRIOT Act, which requires institutions operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Item 1A.	RISK FACTORS

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

The Dodd-Frank Act has and may continue to increase our regulatory compliance burden.  Among the Dodd-Frank Act’s significant regulatory changes, it created the CFPB which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection.   The CFPB has exclusive authority to issue regulations, orders and guidance to administer and implement the objectives of federal consumer protection laws.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the CFPB.  The Dodd-Frank Act also changed the scope of federal deposit insurance coverage.  The CFPB and these other changes have increased, and may continue to increase, our regulatory compliance burden and costs and may restrict the financial products and services we offer to our clients.

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

Our businesses and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are often characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity.

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

We may be adversely affected by recent changes in U.S. tax laws.

The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35 percent to 21 percent beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for home equity loans, (3) a limitation on the deductibility of business interest expense and (4) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New Jersey. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. At December 31, 2017, brokered deposits represented approximately 16.6 percent of our total deposits and equaled $612.5 million, comprised of the following: interest-bearing demand-brokered of $180.0 million, brokered certificates of deposits of $72.6 million and reciprocal deposits of $359.9 million. There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on Federal Home Loan Bank borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth.

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

We are subject to certain capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

A final capital rule that became effective for financial institutions on January 1, 2015, included minimum risk-based capital and leverage ratios, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The final rule also established a “capital conservation buffer” of 2.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. A financial institution, such as the Bank, is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.  See Part I, Item1, “Business - Capital Requirements.”

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

We may lose lower-cost funding sources.

Checking, savings, and money market deposit account balances and other forms of client deposits can decrease when clients perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into other investments, we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

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

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the form and content of our external financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our independent auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially impact how we report our financial results and condition. In certain cases, we could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively) which may result in our revising prior period financial statements in material amounts.

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

Legal proceedings and related matters could adversely affect us.

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

The Company owns nine branches and leases 11 branches. The Company leases an administrative and operations office building in Bedminster, New Jersey, private banking offices in Princeton, Morristown and Teaneck, New Jersey and wealth offices in Greenville, Delaware, Gladstone and Fairfield, New Jersey.

Item 3.	LEGAL PROCEEDINGS

In the normal course of business, lawsuits and claims may be brought against the Company and its subsidiaries. There is no currently pending or threatened litigation or proceedings against the Company or its subsidiaries, which assert claims that if adversely decided, we believe would have a material adverse effect on the Company.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “PGC”. The following table sets forth, for the periods indicated, the reported high and low sale prices on known trades and cash dividends declared per share by the Company.

			Dividend
2017	High	Low	Per Share
1st QUARTER	$33.30	$28.24	$0.05
2nd QUARTER	33.68	28.59	0.05
3rd QUARTER	34.58	29.21	0.05
4th QUARTER	37.30	30.85	0.05

			Dividend
2016	High	Low	Per Share
1st QUARTER	$21.60	$16.17	$0.05
2nd QUARTER	20.09	16.60	0.05
3rd QUARTER	22.53	18.53	0.05
4th QUARTER	31.98	20.83	0.05

Future dividends payable by the Company will be determined by the Board of Directors after consideration of earnings and financial condition of the Company, need for capital and such other matters as the Board of Directors deems appropriate. The payment of dividends is subject to certain restrictions, see Part I, Item 1, “Business - Restrictions on the Payment of Dividends.”

Performance

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2012 in (a) the Company’s common stock; (b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks). The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Total Return Performance
Peapack-Gladstone Financial Corporation
Russell 3000 Index
KBW NASDAQ Bank Index
Index Value
300
250
200
150
100
50
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

		Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Peapack-Gladstone Financial Corporation	100.00	137.31	134.84	151.22	228.74	261.02
Russell 3000 Index	100.00	133.55	150.32	151.04	170.28	206.26
KBW NASDAQ Bank Index	100.00	137.75	150.65	151.39	194.56	230.73

Also, on March 1, 2018, there were approximately 888 registered shareholders of record.

The following table sets forth information for the last quarter of the fiscal year ended December 31, 2017 with respect to common shares withheld to satisfy withholding obligations (or repurchases of outstanding common shares):

Approximate
			Total	Dollar Value of
			Number of Shares	Shares That May
			Purchased	Yet Be Purchased
	Total		As Part of	Under the Plans
	Number of Shares	Average Price Paid	Publicly Announced	Or Programs
	Withheld/Purchased (1)	Per Share	Plans or Programs	(In Thousands)
October 1, 2017 -
October 31, 2017	—	$—	—	$—
November 1, 2017 -
November 30, 3017	—	—	—	—
December 1, 2017 -
December 31, 2017	11,706	35.04	—	—
Total	11,706	$35.04	—	$—

(1)	Soley represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.

Sales of Unregistered Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the Company and its subsidiaries for the years indicated. This information is derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes.

	Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015	2014	2013
Summary earnings:
Interest income	$138,727	$117,048	$99,142	$75,575	$57,053
Interest expense	27,586	20,613	14,690	7,681	4,277
Net interest income	111,141	96,435	84,452	67,894	52,776
Provision for loan losses	5,850	7,500	7,100	4,875	3,425
Net interest income after provision
for loan losses	105,291	88,935	77,352	63,019	49,351
Wealth management income	23,183	18,240	17,039	15,242	13,838
Other income, exclusive of securities gains, net	11,444	10,559	6,148	5,305	5,917
Securities gains, net	—	119	527	260	840
Total expenses	85,611	75,112	68,926	59,540	55,183
Income before income tax expense	54,307	42,741	32,140	24,286	14,763
Income tax expense	17,810	16,264	12,168	9,396	5,502
Net income available to common shareholders	$36,497	$26,477	$19,972	$14,890	$9,261

Per share data:
Earnings per share-basic	$2.06	$1.62	$1.31	$1.23	$1.02
Earnings per share-diluted	2.03	1.60	1.29	1.22	1.01
Cash dividends declared	0.20	0.20	0.20	0.20	0.20
Book value end-of-period	21.68	18.79	17.61	16.36	14.79
Basic weighted average shares outstanding	17,659,625	16,318,868	15,187,637	12,065,615	9,094,111
Common stock equivalents (dilutive)	284,060	196,130	247,359	106,492	82,688
Fully diluted weighted average shares outstanding	17,943,685	16,514,998	15,434,996	12,172,107	9,176,799

	Years Ended December 31,
	2017	2016	2015	2014	2013
Balance sheet data (at period end):
Total assets	$4,260,547	$3,878,633	$3,364,659	$2,702,397	$1,966,948
Securities available to sale	327,633	305,388	195,630	332,652	268,447
FHLB and FRB stock, at cost	13,378	13,813	13,984	11,593	10,032
Total loans	3,704,440	3,312,144	2,913,242	2,250,267	1,574,201
Allowance for loan losses	36,440	32,208	25,856	19,480	15,373
Total deposits	3,698,354	3,411,837	2,935,470	2,298,693	1,647,250
Total shareholders’ equity	403,678	324,210	275,676	242,267	170,657
Cash dividends:
Common	3,548	3,296	3,100	2,414	1,802
Assets under management and/or administration at
Wealth Management Division (market value)	5.5 billion	3.7 billion	3.3 billion	3.0 billion	2.7 billion

Selected performance ratios:
Return on average total assets	0.89%	0.72%	0.64%	0.63%	0.54%
Return on average common shareholders’ equity	10.12	8.92	7.71	7.96	7.37
Dividend payout ratio	9.72	12.45	15.52	16.21	19.46
Average equity to average assets ratio	8.80	8.12	8.30	7.94	7.26

Net interest margin	2.80	2.74	2.80	3.01	3.26
Non-interest expenses to average assets	2.09	2.06	2.21	2.53	3.19
Non-interest income to average assets	0.85	0.79	0.76	0.88	1.19

Asset quality ratios (at period end):
Nonperforming loans to total loans	0.37%	0.34%	0.23%	0.30%	0.42%
Nonperforming assets to total assets	0.37	0.30	0.22	0.30	0.44
Allowance for loan losses to nonperforming loans	269.33	285.94	383.22	284.38	231.87
Allowance for loan losses to total loans	0.98	0.97	0.89	0.87	0.98
Net charge-offs to average loans
plus other real estate owned	0.05	0.04	0.03	0.04	0.06

Liquidity and capital ratios:
Average loans to average deposits	99.63%	100.97%	98.30%	92.55%	83.05%
Total shareholders’ equity to total assets	9.47	8.36	8.19	8.96	8.68

Company:
Total capital to risk-weighted assets	14.84	13.25	11.40	15.55	15.33
Tier 1 capital to risk-weighted assets	11.31	10.60	10.42	14.38	14.07
Common equity tier 1 capital ratio to risk-
weighted assets	11.31	10.60	10.42	N/A	N/A
Tier 1 leverage ratio	9.04	8.35	8.10	9.11	9.00

Bank:
Total capital to risk-weighted assets	14.34	12.87	11.32	14.96	14.47
Tier 1 capital to risk-weighted assets	13.27	11.82	10.34	13.80	13.24
Common equity tier 1 capital ratio to risk-
weighted assets	13.27	11.82	10.34	N/A	N/A
Tier 1 leverage ratio	10.61	9.31	8.04	8.74	8.75

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS: This Annual Report on Form 10-K, both in the foregoing discussion and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•	our inability to successfully grow our business and implement our strategic plan, including an inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;
•	the impact of anticipated higher operating expenses in 2018 and beyond;
•	our inability to successfully integrate wealth management firm acquisitions;
•	our inability to manage our growth;
•	our inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the low interest rate environment and highly competitive market;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan and lease losses;
•	higher than expected increases in loan and lease losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	an unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) that may result in increased compliance costs;
•	changes in monetary policy by the Federal Reserve Board;
•	changes to legislation or policy relating to tax or accounting matters;
•	successful cyberattacks against our IT infrastructure and that of our IT providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	our inability to successfully generate new business in new geographic markets;
•	our inability to execute upon new business initiatives;
•	our lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

The Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW: The following discussion and analysis is intended to provide information about the financial condition and results of operations of the Company and its subsidiaries on a consolidated basis and should be read in conjunction with the consolidated financial statements and the related notes and supplemental financial information appearing elsewhere in this report.

For the year ended December 31, 2017, the Company recorded net income of $36.50 million, and diluted earnings per share of $2.03 compared to $26.48 million and $1.60, respectively, for 2016, reflecting increases of $10.02 million, or 38 percent, and $0.43 per share, or 27 percent, respectively. During 2017, the Company continued to focus on executing its Strategic

Plan – known as “Expanding Our Reach” – which focuses on the client experience and organic growth across all lines of business. The Strategic Plan called for expansion of the Company’s wealth management business, organically and through wealth business acquisitions, and also expansion of the Company’s commercial and industrial (“C&I”) lending platform, through the use of private bankers, who lead with deposit gathering and wealth management discussions.

The following are select highlights for 2017:

•	At December 31, 2017, the market value of assets under management and/or administration at the Private Wealth Management Division of the Bank was $5.5 billion, reflecting an increase of 49 percent from the balance at December 31, 2016.
•	Fee income from the Private Wealth Management Division totaled $23.2 million for 2017, growing from $18.2 million for 2016.
•	Loans at December 31, 2017 totaled $3.70 billion. This reflected net growth of $392 million, or 12 percent, from $3.31 billion at December 31, 2016.
•	Total C&I loans at December 31, 2017 totaled $958 million. This reflected net growth of $321 million, or 50 percent, from $637 million at December 31, 2016.
•	Total “customer” deposits (defined as deposits excluding brokered CDs and brokered “overnight” interest-bearing demand deposits) at December 31, 2017 were $3.45 billion, reflecting an increase of $308 million, or 10 percent, when compared to $3.14 billion at December 31, 2016.
•	Asset quality metrics continued to be strong at December 31, 2017. Nonperforming assets at December 31, 2017 were $15.6 million, or 0.37 percent of total assets. Total loans past due 30 through 89 days and still accruing were $246 thousand or 0.01 percent of total loans at December 31, 2017.
•	The Company’s and Bank’s capital ratios at December 31, 2017 all increased compared to the December 31, 2016 levels.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s consolidated financial statements contains a summary of the Company’s significant accounting policies.

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

The provision for loan losses is based upon Management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although Management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the New York City area. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may experience adverse economic conditions. Future adjustments to the provision for loan losses and allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The Company accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into Accounting Standards Codification (“ASC”) 320. Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment risk, liquidity or other factors. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. At December 31, 2017 and 2016, all securities were classified as available for sale.

Securities are evaluated on at least a quarterly basis to determine whether a decline in value is other-than-temporary. To determine whether a decline in value is other-than-temporary, Management considers the reasons underlying the decline, the near-term prospects of the issuer, the extent and duration of the decline and whether the Company intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. “Other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the amount of the impairment is recognized through earnings. No impairment charges were recognized in 2017, 2016 or 2015. For equity securities, the entire amount of impairment is recognized through earnings.

EARNINGS SUMMARY:

The following table presents certain key aspects of our performance for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,			Change
(Dollars in thousands, except per share data)	2017	2016	2015	2017 v 2016	2016 v 2015
Results of Operations:
Interest income	$138,727	$117,048	$99,142	$21,679	$17,906
Interest expense	27,586	20,613	14,690	6,973	5,923
Net interest income	111,141	96,435	84,452	14,706	11,983
Provision for loan losses	5,850	7,500	7,100	(1,650)	400
Net interest income after provision
for loan losses	105,291	88,935	77,352	16,356	11,583
Wealth management fee income	23,183	18,240	17,039	4,943	1,201
Other income	11,444	10,678	6,675	766	4,003
Total operating expense	85,611	75,112	68,926	10,499	6,186
Income before income tax expense	54,307	42,741	32,140	11,566	10,601
Income tax expense	17,810	16,264	12,168	1,546	4,096
Net income	$36,497	$26,477	$19,972	$10,020	$6,505

Per Share Data:
Basic earnings per common share	$2.06	$1.62	$1.31	$0.44	$0.31
Diluted earnings per common share	2.03	1.60	1.29	0.43	0.31

Average common shares outstanding	17,659,625	16,318,868	15,187,637	1,340,757	1,131,231
Diluted average common shares
outstanding	17,943,685	16,514,998	15,434,996	1,428,687	1,080,002

Average equity to
average assets	8.80%	8.12%	8.30%	0.68%	(0.18)%
Return on average assets	0.89	0.72	0.64	0.17	0.08
Return on average equity	10.12	8.92	7.71	1.20	1.21

Selected Balance Sheet Ratios of the Company:
Total capital to risk-weighted assets	14.84%	13.25%	11.40%	1.59%	1.85%
Leverage ratio	9.04	8.35	8.10	0.69	0.25
Average loans to average deposits	99.63	100.97	98.30	(1.34)	1.90
Allowance for loan losses to total loans	0.98	0.97	0.89	0.01	0.08
Allowance for loan losses to
nonperforming loans	269.33	285.94	383.22	(16.61)	(97.28)
Nonperforming loans to total loans	0.37	0.34	0.23	0.03	0.11
Noninterest bearing deposits to
total deposits	14.58	14.35	14.30	0.23	0.05
Time deposits to total deposits	16.65	16.14	17.99	0.51	(1.85)

2017 compared to 2016

The Company recorded net income of $36.50 million and diluted earnings per share of $2.03 for the year ended December 31, 2017 compared to net income of $26.48 million and diluted earnings per share of $1.60 for the year ended December 31, 2016. These results produced a return on average assets of 0.89 percent and 0.72 percent in 2017 and 2016, respectively, and a return on average shareholders’ equity of 10.12 percent and 8.92 percent in 2017 and 2016, respectively.

The increase in net income for 2017 was due to higher net interest income and wealth management income, offset by increased operating expenses when compared to 2016. In addition, net income included a $1.60 million tax benefit from the reduction of the Company’s deferred tax liability due to the new tax law. Higher operating expenses were principally due to costs associated with the implementation of the Strategic Plan, described in the “Overview” section above. Additionally, the Company recorded expense of $1.3 million related to the separation of two senior officers.

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

The increase in net income for 2016 was due to higher net interest income and other income, offset by an increased provision for loan losses and other operating expenses when compared to 2015. Higher operating expenses were principally due to costs associated with the implementation of the Strategic Plan, described in the “Overview” section above.

NET INTEREST INCOME AND NET INTEREST MARGIN

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities. Earning assets include loans to individuals and businesses, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, money market, savings and time deposits, Federal Home Loan Bank advances and other borrowings. Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities (“interest rate spread”) and the relative amounts of earning assets and interest-bearing liabilities. The Company’s interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

The following table summarizes the Company’s net interest income and related spread and margin for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015
Net interest income	$111,141	$96,435	$84,452
Interest rate spread	2.62%	2.60%	2.69%
Net interest margin	2.80	2.74	2.80

The following table compares the average balance sheets, interest rate spreads and net interest margins for the years ended

December 31, 2017, 2016 and 2015 (on a fully tax-equivalent basis “FTE”):

Year Ended December 31, 2017
	Average	Income/Expense	Yield
(In thousands except yield information)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$300,590	$6,271	2.09%
Tax-exempt (1)(2)	26,046	766	2.94
Loans (2)(3):
Mortgages	586,722	19,025	3.24
Commercial mortgages	2,073,804	75,304	3.63
Commercial	761,401	32,564	4.28
Commercial construction	96	4	4.17
Installment	75,995	2,322	3.06
Home Equity	67,420	2,489	3.69
Other	550	45	8.18
Total loans	3,565,988	131,753	3.69
Federal funds sold	101	—	0.25
Interest-earning deposits	115,567	1,021	0.88
Total interest-earning assets	4,008,292	$139,811	3.49
Noninterest-earning assets:
Cash and due from banks	8,986
Allowance for loan losses	(35,246)
Premises and equipment	30,021
Other assets	83,060
Total noninterest-earning assets	86,821
Total assets	$4,095,113
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$1,092,545	$5,039	0.46%
Money markets	1,076,492	5,499	0.51
Savings	120,896	66	0.05
Certificates of deposit - retail	486,960	7,118	1.46
Subtotal interest-bearing deposits	2,776,893	17,722	0.64
Interest-bearing demand - brokered	180,000	2,934	1.63
Certificates of deposit - brokered	86,967	1,910	2.20
Total interest-bearing deposits	3,043,860	22,566	0.74
Borrowed funds	71,788	1,363	1.90
Capital lease obligation	9,375	451	4.81
Subordinated debt	50,733	3,206	6.32
Total interest-bearing liabilities	3,175,756	27,586	0.87
Noninterest-bearing liabilities:
Demand deposits	535,451
Accrued expenses and other liabilities	23,413
Total noninterest-bearing liabilities	558,864
Shareholders’ equity	360,493
Total liabilities and shareholders’ equity	$4,095,113
Net interest income		$112,225
Net interest spread			2.62%
Net interest margin (4)			2.80%
1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2016

	Average	Income/Expense	Yield
(In thousands except yield information)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$208,980	$4,018	1.92%
Tax-exempt (1)(2)	27,225	840	3.09
Loans (2)(3):
Mortgages	483,088	15,790	3.27
Commercial mortgages	2,022,936	70,775	3.50
Commercial	564,598	22,206	3.93
Commercial construction	991	41	4.14
Installment	61,362	1,737	2.83
Home Equity	59,555	1,964	3.30
Other	474	47	9.92
Total loans	3,193,004	112,560	3.53
Federal funds sold	101	—	0.24
Interest-earning deposits	128,488	551	0.43
Total interest-earning assets	3,557,798	$117,969	3.32
Noninterest-earning assets:
Cash and due from banks	9,580
Allowance for loan losses	(29,068)
Premises and equipment	29,839
Other assets	86,228
Total noninterest-earning assets	96,579
Total assets	$3,654,377
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$926,713	$2,547	0.27%
Money markets	894,215	2,775	0.31
Savings	119,043	68	0.06
Certificates of deposit - retail	455,946	6,270	1.38
Subtotal interest-bearing deposits	2,395,917	11,660	0.49
Interest-bearing demand - brokered	199,208	3,020	1.52
Certificates of deposit - brokered	93,674	1,995	2.13
Total interest-bearing deposits	2,688,799	16,675	0.62
Borrowed funds	132,985	1,764	1.33
Capital lease obligation	9,940	478	4.81
Subordinated debt	26,679	1,696	6.36
Total interest-bearing liabilities	2,858,403	20,613	0.72
Noninterest-bearing liabilities:
Demand deposits	473,536
Accrued expenses and other liabilities	25,530
Total noninterest-bearing liabilities	499,066
Shareholders’ equity	296,908
Total liabilities and shareholders’ equity	$3,654,377
Net interest income		$97,356
Net interest spread			2.60%
Net interest margin (4)			2.74%
1.	Average balances for available for sale securities are based on amortized cost
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

 Year Ended December 31, 2015

		Income/
	Average	Expense	Yield
(In thousands except yield information)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$231,152	$4,079	1.76%
Tax-exempt (1)(2)	31,158	858	2.75
Loans (2)(3):
Mortgages	466,873	15,244	3.27
Commercial mortgages	1,718,171	61,286	3.57
Commercial	404,908	15,101	3.73
Commercial construction	3,679	156	4.24
Installment	32,774	1,096	3.34
Home Equity	51,227	1,657	3.23
Other	518	48	9.27
Total loans	2,678,150	94,588	3.53
Federal funds sold	101	—	0.10
Interest-earning deposits	95,287	204	0.21
Total interest-earning assets	3,035,848	$99,729	3.29
Noninterest-earning assets:
Cash and due from banks	7,445
Allowance for loan losses	(22,550)
Premises and equipment	31,771
Other assets	67,915
Total noninterest-earning assets	84,581
Total assets	$3,120,429
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$741,199	$1,495	0.20%
Money markets	746,329	2,047	0.27
Savings	116,289	64	0.06
Certificates of deposit - retail	354,626	4,411	1.24
Subtotal interest-bearing deposits	1,958,443	8,017	0.41
Interest-bearing demand – brokered	268,414	2,534	0.94
Certificates of deposit – brokered	102,937	2,034	1.98
Total interest-bearing deposits	2,329,794	12,585	0.54
Borrowed funds	113,027	1,602	1.42
Capital lease obligation	10,452	503	4.81
Total interest-bearing liabilities	2,453,273	14,690	0.60
Noninterest-bearing liabilities:
Demand deposits	394,567
Accrued expenses and other liabilities	13,530
Total noninterest-bearing liabilities	408,097
Shareholders’ equity	259,059
Total liabilities and shareholders’ equity	$3,120,429
Net interest income		$85,039
Net interest spread			2.69%
Net interest margin (4)			2.80%
1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Year Ended 2017 Compared with 2016			Year Ended 2016 Compared with 2015
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$1,691	$488	$2,179	$(370)	$291	$(79)
Loans	14,141	5,052	19,193	18,288	(316)	17,972
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	(61)	531	470	87	260	347
Total interest income	$15,771	$6,071	$21,842	$18,005	$235	$18,240
LIABILITIES:
Checking	$161	$2,331	$2,492	$541	$510	$1,051
Money market	901	1,823	2,724	518	212	730
Savings	11	(13)	(2)	3	—	3
Certificates of deposit - retail	458	390	848	1,333	526	1,859
Certificates of deposit - brokered	(154)	69	(85)	(1,071)	1,557	486
Interest bearing demand brokered	(299)	213	(86)	(189)	150	(39)
Borrowed funds	(803)	402	(401)	63	99	162
Capital lease obligation	(27)	—	(27)	(26)	1	(25)
Subordinated debt	1,521	(11)	1,510	1,696	—	1,696
Total interest expense	$1,769	$5,204	$6,973	$2,868	$3,055	$5,923
Net interest income	$14,002	$867	$14,869	$15,137	$(2,820)	$12,317

2017 compared to 2016

Net interest income, on a fully tax-equivalent basis, grew $14.9 million, or 15 percent, in 2017 to $112.2 million from net interest income of $97.4 million in 2016. The net interest margin was 2.80 percent and 2.74 percent for the years ended December 31, 2017 and 2016, respectively, an increase of 6 basis points year over year. The growth in net interest income was due to increases in the average balance and yield on the Company’s interest-earning assets, especially C&I loans, which typically have higher yields. In addition, yields on loans benefitted from prepayment premiums on multifamily loans and $1.2 million on the recognition of deferred fees and prepayment premiums on two C&I credits during 2017. This increase was partially offset by increases in interest-bearing liabilities and the Company’s cost of funds. Net interest margin in 2017 was negatively affected by a full year of the 2016 subordinated debt issuance and from the $35.0 million subordinated debt offering in December 2017. The Company continues to be impacted by competitive pressures in attracting new loans and deposits.

On a fully tax-equivalent basis, interest income on earning assets increased $21.8 million, or 19 percent, to $139.8 million in 2017 from $118.0 million in 2016. Average earning assets for the year ended December 31, 2017 totaled $4.01 billion compared to $3.56 billion for 2016, an increase of $450.5 million or 13 percent. The average rate earned on earning assets was 3.49 percent in 2017, compared to 3.32 percent in 2016, an increase of 17 basis points.

Average interest-bearing liabilities for the year ended December 31, 2017 totaled $3.18 billion, an increase of $317.4 million, or 11 percent, from $2.86 billion for 2016. The average rate paid increased to 0.87 percent for 2017 from 0.72 percent for 2016. The increase in the average rate on interest-bearing liabilities was principally due to growth in higher costing certificates of deposit, the issuance of subordinated debt to help manage the Company’s regulatory capital and interest rate risk positions, and competitive pressures in attracting new deposits in volumes sufficient to appropriately fund asset growth. The Company uses interest rate swaps to hedge against future rises in interest rates on the $180.0 million of interest-bearing demand-brokered deposits. These swaps resulted in an increase of approximately $898 thousand in interest expense, or an additional 0.50 percent in the average rate paid on those $180.0 million of deposits. Brokered certificates of deposit are generally medium/longer term and have been used in the Company’s interest rate risk management practices. The Company utilized a diverse funding mix to meet its funding needs to manage interest rate risk, as well as to retain a higher level of liquidity on its balance sheet.

The average balance of borrowings was $71.8 million for 2017 compared to $133.0 million during 2016, a decrease of $61.2 million. The average rates paid on total borrowings was 1.90 percent during 2017 compared to 1.33 percent during 2016, an increase of 57 basis points. The decrease in the average balance of borrowings was due to a decrease in the use of overnight borrowings and the maturity of $24.9 million of FHLB advances during 2017. The decrease in borrowings was offset by strong deposit growth and the issuance of $35.0 million of subordinated debt in December 2017.

In December 2017, the Company issued $35.0 million of subordinated debt ($34.1 million net of issuance costs) bearing interest at an annual rate of 4.75 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2027 or earlier redemption. In June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate until maturity in June 2026 or earlier redemption.

The average balance on capital lease obligations was $9.4 million and $9.9 million during 2017 and 2016, respectively, while the average rate paid on capital lease obligations was 4.81 percent for both 2017 and 2016.

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

INVESTMENT SECURITIES AVAILABLE FOR SALE: Investment securities available for sale are purchased, sold and/or maintained as a part of the Company’s overall balance sheet, liquidity and interest rate risk management strategies, and in response to changes in interest rates, liquidity needs, prepayment speeds and/or other factors. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes. Realized gains and losses are recognized in income at the time the securities are sold.

At December 31, 2017, the Company had investment securities available for sale with a fair value of $327.6 million compared with $305.4 million at December 31, 2016. A net unrealized loss (net of income tax) of $1.8 million and of $1.1 million were included in shareholders’ equity at December 31, 2017 and 2016, respectively.

The carrying value of investment securities available for sale for the years ended December 31, 2017, 2016 and 2015 are shown below:

(In thousands)	2017	2016	2015
U.S. treasury and U.S. government-
sponsored entity bonds	$43,701	$21,517	$—
Mortgage-backed securities-residential
(principally U.S. government-sponsored
entities)	243,116	237,617	160,607
SBA pool securities	5,205	6,713	7,520
State and political subdivision	24,868	28,993	22,029
Corporate bond	3,082	3,113	—
Single-issuer trust preferred securities	2,837	2,610	2,535
CRA investment fund	4,824	4,825	2,939
Total	$327,633	$305,388	$195,630

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of December 31, 2017:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$9,939	$4,767	$28,995	$—	$43,701
sponsored entity bonds	1.25%	1.82%	2.32%	—%	2.02%
Mortgage-backed securities-	$266	$14,870	$16,812	$211,168	$243,116
residential (1)	3.21%	2.03%	1.91%	2.13%	2.11%
SBA pool securities	$—	$—	$—	$5,205	$5,205
	—%	—%	—%	1.46%	1.46%
State and political subdivisions (2)	$8,060	$10,947	$2,480	$3,381	$24,868
	1.88%	3.03%	3.12%	3.03%	2.67%
Corporate bond	$—	$—	$3,082	$—	$3,082
	—%	—%	5.25%	—%	5.25%
Single-issuer trust preferred securities (1)	$—	$—	$2,837	$—	$2,837
	—%	—%	2.18%	—%	2.18%
Total	$18,265	$30,584	$54,206	$219,754	$322,809
	1.56%	2.35%	2.38%	2.13%	2.16%

(1)	Shown using stated final maturity
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies. The combined average balance of these investments during 2017 was $115.7 million compared to $128.6 million in 2016.

LOANS: The loan portfolio represents the largest portion of the Company’s earning assets and is the primary source of interest and fee income. Loans are primarily originated in New Jersey and the boroughs of New York City and, to a lesser extent, Pennsylvania. As of December 31, 2017, 37 percent of the total loan portfolio is concentrated in multifamily mortgages, 26 percent in C&I loans and 17 percent of the total loan portfolio is concentrated in commercial mortgages.

Total loans were $3.70 billion and $3.31 billion at December 31, 2017 and 2016, respectively, an increase of $392.3 million, or 12 percent, over the previous year. During 2017, commercial mortgages increased $75.4 million due to a continued focus on this type of business. Commercial loans totaled $958.3 million at December 31, 2017, increasing $321.6 million, or 51 percent, from 2016, as the Company continued its comprehensive C&I lending program and added seasoned bankers focused on C&I lending in both 2016 and 2017, including a seasoned team of bankers to focus on equipment financing hired during the second quarter of 2017. Residential mortgage loans totaled $576.4 million at December 31, 2017, an increase of $49.0 million, or 9 percent, from 2016, as the Company focused on relationship based residential mortgage lending. Multifamily mortgage loans were $1.39 billion at December 31, 2017, a decrease of $70.6 million or 5 percent when compared to 2016, through reduced origination levels and loan sales and participations. This was part of the Company’s balance sheet management strategy to reduce multifamily loans as a percent of the overall loan portfolio and as a percent of total regulatory capital, with C&I loans becoming a larger percentage of the overall loan portfolio.

In late 2015, the Company began providing loans that are partially guaranteed by the Small Business Administration (“SBA”), for the purposes of providing working capital and/or, financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company will generally sell the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion held in the loan portfolio. During 2017, the Bank sold $15.1 million of the guaranteed portion of SBA loans into the secondary market. As of December 31, 2017, the balance of the non-guaranteed portion of SBA loans held on our balance sheet totaled $6.7 million.

The following table presents an analysis of outstanding loans by loan type, excluding multifamily loans held for sale, net of unamortized discounts and deferred loan origination costs, at the periods presented,

	December 31,
(In thousands)	2017	2016	2015	2014	2013
Residential mortgage	$576,356	$527,370	$470,869	$466,760	$532,911
Multifamily mortgage	1,388,958	1,459,594	1,416,775	1,080,256	541,503
Commercial mortgage	626,656	551,233	413,118	308,491	290,494
Commercial loans	958,294	636,714	512,886	308,743	131,795
Construction loans	—	1,405	1,401	5,998	5,893
Home equity lines of credit	67,497	65,682	52,649	50,141	47,905
Consumer and other loans	86,679	70,146	45,544	29,878	23,700
Total loans	$3,704,440	$3,312,144	$2,913,242	$2,250,267	$1,574,201

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2017:

	Within	After 1 But	After
(In thousands)	One Year	Within 5 Years	5 Years	Total
Residential mortgage	$138,876	$293,438	$144,042	$576,356
Commercial mortgage
(including multifamily)	598,933	1,270,711	145,970	2,015,614
Commercial loans	624,425	300,698	33,171	958,294
Construction loans	—	—	—	—
Home equity lines of credit	67,497	—	—	67,497
Consumer and other loans	76,589	6,847	3,243	86,679
Total loans	$1,506,320	$1,871,694	$326,426	$3,704,440

The following table presents the loans, by loan type, that have a predetermined interest rate and an adjustable interest rate due after one year at December 31, 2017:

	Predetermined	Adjustable
(In thousands)	Interest Rate	Interest Rate
Residential mortgage	$223,469	$287,096
Commercial mortgage
(including multifamily)	161,737	1,383,587
Commercial loans	80,111	91,838
Consumer loans	13,301	—
Total loans	$478,618	$1,762,521

The Company has not made nor invested in subprime loans or “Alt-A” type mortgages. At December 31, 2017, there were no commitments to lend additional funds to borrowers whose loans were classified as nonperforming.

Consistent with the Company’s balance sheet management strategy, the Company sold approximately $66 million of performing multifamily mortgages and $43 million of residential mortgages in 2017. The Company sold approximately $234 million of performing multifamily mortgages, of which $34 million were participations in 2016. There were no multifamily loans held for sale as of December 31, 2017 and 2016.

The geographic breakdown of the multifamily portfolio, net of participated multifamily loans, at December 31, 2017 is as follows:

(Dollars in thousands)
New York	$741,096	53%
New Jersey	483,738	35
Pennsylvania	164,124	12
Total Multifamily	$1,388,958	100%

A further breakdown of the multifamily portfolio by county within each respective State is as follows:

New Jersey		New York		Pennsylvania
Hudson County	25%	Bronx County	64%	Philadelphia	67%
Essex County	22	New York County	16	Bucks County	12
Passaic County	7	Kings County	13	Lehigh County	5
Monmouth County	6	All other NY		All other PA
Bergen County	4	counties	7	counties	16
All other NJ Counties	36
Total	100%	Total	100%	Total	100%

Principal types of owner occupied commercial real estate properties (by Call Report code), included in commercial loans on the balance sheet, at December 31, 2017 are:

(Dollars in thousands)
Industrial (including Warehouse)	$53,198	21%
Office Buildings/Office Condominiums	48,030	19
Medical Offices	46,123	18
Retail Buildings/ Shopping Centers	34,114	14
Auto Dealerships	18,854	7
Recreational Facilities	12,252	5
Schools	8,048	3
Restaurants	7,304	3
Other Owner Occupied CRE Properties	25,569	10
Total Owner Occupied CRE Loans	$253,492	100%

Principal types of non-owner occupied commercial real estate properties (by Call Report code), at December 31, 2017 are as follows. These loans are included in commercial mortgage loans and commercial loans on the Company’s balance sheet.

(Dollars in thousands)
Retail Buildings/Shopping Centers	$213,515	24%
Healthcare	159,290	18
Office Buildings/Office Condominiums	113,546	13
Hotels and Hospitality	102,179	12
Industrial (including Warehouse)	65,141	8
Medical Offices	54,289	6
Mixed Use (Commercial / Residential)	42,505	5
Mixed Use (Retail / Office)	41,760	5
Manufactured Home Parks	36,081	4
Other Non-Owner Occupied CRE Properties	45,792	5
Total Non-Owner Occupied CRE Loans	$874,098	100%

At December 31, 2017 and 2016, the Bank had a concentration in commercial real estate loans as defined by applicable regulatory guidance.

The following table presents such concentration levels at December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Multifamily mortgage loans as a percent of
total regulatory capital of the Bank	286%	372%

Non-owner occupied commercial real estate
loans as a percent of total regulatory capital of
the Bank	180	192

Total CRE concentration	466%	564%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

DEPOSITS: At December 31, 2017 and 2016, the Company reported total deposits of $3.70 billion and $3.41 billion, an increase of $286.5 million, or 8 percent, year over year. The Company’s strategy is to fund a majority of its loan growth with core deposits, which is an important factor in the generation of net interest income. The Company’s average deposits for 2017 increased $417.0 million, or 13 percent, over 2016 average levels to $3.58 billion. On average, the Company saw the largest dollar growth in non-interest-bearing demand, interest-bearing checking, money market, and retail certificate of deposit balances. The Company has successfully focused on:

•	Growth in deposits associated with its private banking activities, including lending activities;
•	Business and personal core deposit generation, particularly checking; and
•	Municipal relationships within its market territory.

The Company continues to maintain brokered interest-bearing demand deposits as an additional source of liquidity. Such deposits are generally a more cost-effective alternative to wholesale borrowings and do not require pledging of collateral, as the borrowings do. These deposits remained flat at $180.0 million at December 31, 2017 and December 31, 2016. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. There are $180.0 million of notional principal interest rate swaps matched to these deposits for interest rate risk management purposes.

Average brokered certificates of deposit were reduced by $6.7 million in 2017. The majority of these deposits are longer term and were transacted as part of the Company’s interest rate risk management strategy.

The following table sets forth information concerning the composition of the Company’s average deposit base and average interest rates paid for the following years:

(Dollars in thousands)	2017		2016		2015
Noninterest-bearing demand	$535,451	—%	$473,536	—%	$394,567	—%
Checking	1,092,545	0.46	926,713	0.27	741,199	0.20
Savings	120,896	0.05	119,043	0.06	116,289	0.06
Money markets	1,076,492	0.51	894,215	0.31	746,329	0.27
Certificates of deposit - retail	486,960	1.46	455,946	1.38	354,626	1.24
Interest-bearing
Demand - brokered	180,000	1.63	199,208	1.52	268,414	0.94
Certificates of deposit - brokered	86,967	2.20	93,674	2.13	102,937	1.98
Total deposits	$3,579,311	0.63%	$3,162,335	0.53%	$2,724,361	0.46%

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating bank to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM and Promontory programs are considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Reciprocal deposits of $359.9 million, $393.0 million, and $417.0 million are included in the Company’s interest-bearing checking deposits as of December 31, 2017, 2016, and 2015, respectively.

The following table shows the maturity for certificates of deposit of $100,000 or more as of December 31, 2017 (in thousands):

Three months or less	$79,656
Over three months through six months	95,999
Over six months through twelve months	102,117
Over twelve months	154,916
Total	$432,688

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS: At December 31, 2017, Federal Home Loan Bank (“FHLB”) advances totaled $37.9 million with a weighted average interest rate of 2.20 percent compared to $61.8 million with a weighted average interest rate of 2.02 percent for 2016. The Company considers FHLB advances an added source of funding, and accordingly, may execute transactions from time to time as an additional part of the Company’s liquidity and interest rate risk management strategies. The FHLB advances outstanding at December 31, 2017 have varying maturities, call dates and interest rates, as well as prepayment penalties. There were no overnight borrowings at December 31, 2017 or 2016.

SUBORDINATED DEBT: During June 2016, the Company issued $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2016 Notes”) to certain institutional investors. The 2016 Notes are non-callable for five years, have a stated maturity of June 30, 2026, and bear interest at a fixed rate of 6.0 percent per year until June 30, 2021. From June 30, 2021 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 485 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $1.3 million and are being amortized to maturity.

Approximately $40.0 million of the net proceeds from the sale of the 2016 Notes were contributed by the Company to the Bank in the second quarter of 2016. The remaining funds (approximately $10 million) were retained by the Company for operational purposes.

During December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes are non-callable for five years, have a stated

maturity of December 15, 2027, and bear interest at a fixed rate of 4.75 percent per year until December 15, 2022. From December 16, 2022 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 254 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $875 thousand and are being amortized to maturity.

Approximately $29.1 million of the net proceeds from the sale of the 2017 Notes were contributed by the Company to the Bank in the fourth quarter of 2017. The remaining funds of approximately $5 million, representing three years of interest payments, were retained by the Company for operational purposes.

Subordinated debt is presented net of issuance cost on the Consolidated Statements of Condition. The subordinated debt issuances are included in the Company’s regulatory total capital amount and ratio.

In connection with the issuance of the 2017 Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned an investment grade rating of BBB- for the Company’s subordinated debt.

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION: The allowance for loan losses was $36.4 million at December 31, 2017 compared to $32.2 million at December 31, 2016. At December 31, 2017, the allowance for loan losses as a percentage of total loans outstanding was 0.98 percent compared to 0.97 percent at December 31, 2016. The provision for loan losses was $5.9 million for 2017, $7.5 million for 2016 and $7.1 million for 2015.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on collateral. The following portfolio classes have been identified:

a)	Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans in the Tri-State area, Pennsylvania and Florida. On a case by case basis, the Bank will lend in additional states. When reviewing residential mortgage loan applications, detailed verifiable information is gathered on income, assets, employment and a tri-merged credit report obtained from a credit repository that will determine total monthly debt obligations. Utilizing an independent appraisal from an approved appraisal management company, the Bank makes residential mortgage loans up to 80 percent of the appraised value and up to 97 percent with private mortgage insurance. The Bank has developed a portfolio of mortgage products that are used exclusively to attract or maintain wealth, commercial or retail banking relationships. There is no differentiation by property type and loan-to-value (“LTVs”) are done uniformly. There are three loan levels: (1) loans up to $1 million, (2) loans greater than $1 million to $3 million, and (3) loans greater than $3 million to $5 million. Loans greater than $5 million will also be considered based on the strength of the overall credit profile of the borrower. Underwriting guidelines include (i) minimum credit report scores of 700 and (ii) a maximum debt to income ratio of 45 percent. The Bank may consider an exception to any guideline if there are strong compensating factors that address and mitigate any risk. Generally, the Bank retains in its portfolio residential mortgage loans with fixed rate maturities of no greater than 7 years, which then convert to annually adjusted floating rates. Community Development loans granted under the Affordable Housing Program are offered with 30 year maturities. Loans with longer maturities or lower credit scores are sold to secondary market investors. The Bank does not originate, purchase or carry any sub-prime mortgage loans.

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

b)	Home Equity Lines of Credit. The Bank provides revolving lines of credit against one to four family residences in the Tri-State area. These loans are primarily in a second lien position, but may be used as a first lien, in lieu of a primary residential first mortgage. When reviewing home equity line of credit applications, the Bank collects detailed verifiable information regarding income, assets, employment and a single merged credit report that will determine total monthly debt obligations. The Bank will use an automated valuation model on all lines up to $250,000 and will obtain an independent appraisal of the subject property on all applications exceeding $250,000. LTVs and combined LTVs are capped at 80 percent or 65 percent on primary residences, depending on the combined debt amount, and are not allowed on investment properties. These loans may be subordinate to a first mortgage which may be from another lending institution. The Bank will require that the mortgage securing the home equity line of credit be no lower than a second lien position. The combined first mortgage and home equity line, must be no more than 80 percent of the appraised value of the property when the combined debt is less than or equal to $800,000. For line amounts where the combined debt exceeds $800,000, the maximum LTV ratio is 65 percent. All applications for home equity lines of credit adhere to the underwriting standards and guidelines that consumer lending is regulated and governed by. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception.

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

c)	Junior Lien Loan on Residence. The Bank provides junior lien loans (“JLL”) against one to four family properties in the Tri-State area. Junior lien loans can be either in the form of an amortizing fixed rate home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank will require that the mortgage securing the JLL be no lower than a second lien position. When reviewing the JLL application, the Bank collects detailed verifiable information regarding income, assets, employment and a single merged credit report that will determine total monthly debt obligations. The Bank will use an automated valuation model on all JLLs up to $250,000 and will obtain an independent appraisal of the subject property on all applications exceeding $250,000. LTV and combined LTVs are capped at 80 percent or 65 percent on primary residences, depending on the combined debt amount, and are not allowed on investment properties. The combined first mortgage and JLL, must be no more than 80 percent of the appraised value of the property when the combined debt is less than or equal to $800,000. For JLL amounts where the combined debt exceeds $800,000, the maximum loan-to-value ratio is 65 percent. All applications for JLLs adhere to the underwriting standards and guidelines that consumer lending is regulated and governed by. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception. Primary risk characteristics associated with JLLs typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.
d)	Multifamily Loans. Multifamily loans are commercial mortgages on residential apartment buildings. Within the multifamily sector, the Bank’s primary focus is to lend against larger non-luxury apartment buildings and rent regulated properties with at least 30 units that are owned and managed by experienced sponsors. As of December 31, 2017, the average property size in the portfolio was 46 units.

Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expense, maintenance, taxes and debt service. The Bank includes debt service coverage covenants in these loans and the average ratio at original underwriting was about 1.5x. Increases in vacancy rates, interest rates or other changes in general economic conditions can all have an impact on the borrower and their ability to repay the loan. Certain markets, such as the Boroughs of New York City, are rent regulated, and as such, feature rents that are considered to be below market rates. Generally, rent regulated properties are characterized by relatively stable occupancy levels and longer-term tenants. As a loan asset class for many banks, multifamily loans have experienced much lower historical loss rates compared to other types of commercial lending.

The Bank’s loan policy allows loan to appraised value ratios of up to 75 percent and the overall portfolio average loan to value ratio was approximately 60 percent at December 31, 2017. To obtain the optimum 50 percent risk capital rating under regulatory guidance, we have modified our underwriting of multifamily loans. The majority of all new originations have a ten-year maturity with a five-year reprice as contrasted with our former standard of a five-year maturity with the borrower having an option to renew for five years at a reprice. For all new originations of refinances, we obtain prior pay history documentation, so that we can document an adequate twelve-month pay history. These changes allow us to use a 50 percent risk rating for multifamily loans as long as other criteria are met.

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

The terms and conditions of all commercial mortgage loans are tailored to the specific attributes of the borrower and any guarantors as well as the nature of the property and loan purpose. In the case of investment commercial real estate properties, the Bank reviews, among other things, the composition and mix of the underlying tenants, terms and conditions of the underlying tenant lease agreements, the resources and experience of the sponsor, and the condition and location of the subject property.

Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to various industry or economic conditions. To mitigate this risk, the Bank will generally require an assignment of leases, direct recourse to the owners, and a risk appropriate interest rate and loan structure. In underwriting an investment commercial real estate loan, the Bank evaluates the property’s historical operating income as well as its projected sustainable cash flows and generally requires a minimum debt service coverage ratio that provides for an adequate cushion for unexpected or uncertain events and changes in market conditions.

With an owner-occupied property, a detailed credit assessment is made of the operating business since its ongoing success and profitability will be the primary source of repayment. While owner-occupied properties include the real estate as collateral, the risk assessment of the operating business is more similar to the underwriting of commercial and industrial loans (described below). The Bank will evaluate factors such as, but not limited to, the expected sustainability of profits and cash flows, the depth and experience of management and ownership, the nature of competition, and the impact of forces like regulatory change and evolving technology.

The Bank’s policy allows loan to appraised value ratios of up to 75 percent. Commercial mortgage loans are generally made on a fixed-rate basis with periodic rate resets every five or seven years over an underlying market index. Resets may not be automatic and subject to re-approval. Commercial mortgage loan terms include prepayment penalties for early payoffs and generally require that the Bank escrow for real estate taxes. The Bank requires an independent appraisal, an assessment of the property’s condition, and appropriate environmental due diligence. With all commercial real estate loans, the Bank’s standard practice is to require a depository relationship.

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

Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business’ profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain. To mitigate the risk characteristics of commercial and industrial loans, the Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.

g)	Leasing and Equipment Finance. Peapack Capital Corporation (“PCC”), a subsidiary of the Bank, offers a range of finance solutions nationally. PCC provides term loans and leases secured by assets financed for U.S. based mid-size and large companies. Facilities tend to be fully drawn under fixed-rate terms. PCC serves a broad range of industries including transportation, manufacturing, heavy construction and utilities.

Asset risk in PCC’s portfolio is generally recognized through changes to loan income, or through changes to lease- related income streams due to fluctuations in lease rates. Changes to lease income can occur when the existing lease contract expires, the asset comes off lease, or the business seeks to enter a new lease agreement. Asset risk may also change depreciation, resulting from changes in the residual value of the operating lease asset or through impairment of the asset carrying value, which can occur at any time during the life of the asset.

Credit risk in PCC’s portfolio generally results from the potential default of borrowers or lessees, which may be driven by customer specific or broader industry related conditions. Credit losses can impact multiple parts of the income statement including loss of interest/lease/rental income and/or via higher costs and expenses related to the repossession, refurbishment, re-marketing and or re-leasing of assets.

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

The provision for loan losses was based upon Management’s review and evaluation of the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, general market and economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and the existence and fair value of the collateral and guarantees securing the loans. Although Management used the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the New York City area. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in market conditions in these areas and may be adversely affected should real estate values decline further or if the geographic areas serviced experience continued adverse economic conditions. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The following table presents the loan loss experience, by loan type, during the periods ended December 31, of the years indicated:

(Dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses at
Beginning of year	$32,208	$25,856	$19,480	$15,373	$12,735
Loans charged-off during the period:
Residential mortgage	889	1,047	638	273	611
Commercial mortgage	734	531	16	669	56
Commercial	298	16	73	123	16
Home equity lines of credit	23	91	210	—	—
Consumer and other	77	5	54	23	357
Total loans charged-off	2,021	1,690	991	1,088	1,040
Recoveries during the period:
Residential mortgage	173	28	17	1	48
Commercial mortgage	22	318	29	124	114
Commercial	141	92	205	85	65
Home equity lines of credit	62	16	2	—	—
Consumer and other	5	88	14	110	26
Total recoveries	403	542	267	320	253
Net charge-offs	1,618	1,148	724	768	787
Provision charge to expense	5,850	7,500	7,100	4,875	3,425
Allowance for loan losses at end of year	$36,440	$32,208	$25,856	$19,480	$15,373

Ratios:
Allowance for loan losses/total loans	0.98%	0.97%	0.89%	0.87%	0.98%
Allowance for loan losses/
total nonperforming loans	269.33	285.94	383.22	284.38	231.87

The following table shows the allocation of the allowance for loan losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of the years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
(Dollars in		To Total		To Total		To Total		To Total		To Total
thousands)	2017	Loans	2016	Loans	2015	Loans	2014	Loans	2013	Loans
Residential	4,318	18.4	3,915	19.1	2,449	18.8	3,188	24.1	2,698	38.7
Commercial
and other	31,773	78.9	28,050	78.7	23,293	79.6	16,196	74.7	12,597	60.3
Consumer	349	2.7	243	2.2	112	1.6	96	1.2	78	1.0
Total	36,440	100.0	32,208	100.00	25,856	100.0	19,480	100.0	15,373	100.0

The allowance for loan losses as of December 31, 2017 totaled $36.4 million compared to $32.2 million at December 31, 2016. The allowance for loan loss as a percentage of loans increased to 0.98 percent at December 31, 2017 compared to 0.97 percent at December 31, 2016. The provision for loan losses made during 2017 totaled $5.9 million compared with $7.5 million for 2016. The provision for loan losses made was primarily influenced by net charge offs taken during the year of $1.6 million and the impact of loan growth experienced during 2017, specifically lease financing which is a new business line for the Company. The Company believes that the allowance for loan losses as of December 31, 2017 represents a reasonable estimate for probable incurred losses in the portfolio.

The portion of the allowance for loan losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, was $35.9 million at December 31, 2017 and $31.4 million at December 31, 2016. General reserves at December 31, 2017 and 2016 represent 0.98 percent and 0.96 percent, respectively, of loans collectively evaluated for impairment. The increase in general reserves is a result of growth experienced by the Company in certain loan classes (C&I, CRE, Lease Financing) that carry a higher general reserve calculation because of the inherent nature of these loans compared to less risky loans, such as multifamily and residential that carry a lower general reserve allocation. The Company experienced growth in the loan portfolio of approximately $392 million, including loans held for sale. Multifamily and residential loan classes make up 53 percent of the loan portfolio as of December 31, 2017 compared to approximately 60 percent at December 31, 2016.

The specific reserve component of the allowance for loan losses decreased to $522 thousand at December 31, 2017 compared to $824 thousand as of December 31, 2016.

The allowance for loan losses as a percentage of nonperforming loans decreased, as the level of nonperforming loans increased during the year. Nonperforming loans are specifically evaluated for impairment. Also, Management commonly records partial charge-offs of the excess of the principal balance over the fair value, less costs to sell, of collateral for collateral dependent impaired loans. As a result, the allowance for loan losses does not always change proportionately with changes in nonperforming loans. Management charged off $1.8 million on loans identified as collateral-dependent impaired loans during 2017 and charged off $1.7 million on loans identified as collateral-dependent impaired loans during 2016.

ASSET QUALITY:

The following table presents various asset quality data for the years indicated. These tables do not include loans held for sale.

	Years Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013

Loans past due 30-89 days	$246	$1,356	$2,143	$1,755	$2,953

Troubled debt restructured loans	$17,591	$22,275	$18,663	$15,033	$13,966
Loans past due 90 days or
more and still accruing interest	$—	$—	$—	$—	$—
Nonaccrual loans	13,530	11,264	6,747	6,850	6,630
Total nonperforming loans	13,530	11,264	6,747	6,850	6,630
Other real estate owned	2,090	534	563	1,324	1,941
Total nonperforming assets	$15,620	$11,798	$7,310	$8,174	$8,571

Ratios:
Total nonperforming loans/total loans	0.37%	0.34%	0.23%	0.30%	0.42%
Total nonperforming loans/total assets	0.32	0.29	0.20	0.25	0.34
Total nonperforming assets/total assets	0.37	0.30	0.22	0.30	0.44

Some borrowers have found it difficult to make their loan payments under contractual terms. In some of these cases, the Company has chosen to grant concessions and modify certain loan terms, which may be characterized as troubled debt restructurings.

The following table presents the troubled debt restructured loans, by collateral, at December 31, 2017 and 2016:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2017	Relationships	2016	Relationships
Primary residential mortgage	$6,909	28	$10,369	31
Junior Lien Loan on Residence	—	—	114	2
Owner-occupied commercial real estate	—	—	711	1
Investment commercial real estate	10,682	3	10,927	3
Commercial and industrial	—	—	154	2
Total	$17,591	31	$22,275	39

At December 31, 2017, there were $8.1 million of troubled debt restructured loans included in nonaccrual loans above compared to $4.5 million at December 31, 2016. All troubled debt restructured loans are considered and included in impaired loans at December 31, 2017 and had specific reserves of $423 thousand. At December 31, 2016, all troubled debt restructured loans were considered and included in impaired loans and had specific reserves of $550 thousand.

Except as disclosed, the Company does not have any potential problem loans that causes Management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

Impaired loans totaled $23.1 million and $29.1 million at December 31, 2017 and 2016. Impaired loans include nonaccrual loans of $13.5 million and $11.3 million at December 31, 2017 and 2016, respectively. Impaired loans also include accruing troubled debt restructuring loans of $9.5 million at December 31, 2017 and $17.8 million at December 31, 2016.

The following table presents impaired loans, by collateral type, at December 31, 2017 and 2016.

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2017	Relationships	2016	Relationships
Primary residential mortgage	$9,802	45	$15,814	52
Home equity lines of credit	27	2	53	3
Junior lien loan on residence	52	1	229	4
Owner-occupied commercial real estate	2,503	4	1,486	3
Investment commercial real estate	10,681	3	11,335	4
Commercial and industrial	—	—	154	2
Total	$23,065	55	$29,071	68
Specific reserves, included in the
allowance for loan losses	$522		$824

CONTRACTUAL OBLIGATIONS: The following table shows the significant contractual obligations of the Company by expected payment period, as of December 31, 2017:

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Loan commitments	$629,004	$—	$—	$—	$629,004
Long-term debt obligations	34,898	3,000	—	—	37,898
Purchase obligations	5,032	11,565	5,695	—	22,292
Capital lease obligations	1,127	2,341	2,624	5,196	11,288
Operating lease obligations	2,472	3,150	2,009	1,312	8,943
Total contractual obligations	$672,533	$20,056	$10,328	$6,508	$709,425

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

The Company is a limited partner in a Small Business Investment Company (“SBIC”). As of December 31, 2017, the Company had unfunded commitments of $2.7 million for its investment in SBIC qualified funds.

OFF-BALANCE SHEET ARRANGEMENTS: The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2017.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$6,234	$3,049	$707	$—	$9,990
Performance letters of credit	3,446	3,686	—	—	7,132
Total letters of credit	$9,680	$6,735	$707	$—	$17,122

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME: The following table presents the major components of other income:

	Years Ended December 31,			Change
(In thousands)	2017	2016	2015	2017 v 2016	2016 v 2015
Service charges and fees	$3,239	$3,252	$3,323	$(13)	$(71)
Bank owned life insurance	1,356	1,407	1,297	(51)	110
Loan fee income	1,568	1,259	567	309	692
Gains on loans held for sale at fair
value (mortgage banking)	401	1,010	528	(609)	482
Securities gains, net	—	119	527	(119)	(408)
Fee income related to loan level,
back-to-back swaps	2,814	1,638	373	1,176	1,265
Gains on loans held for sale at
lower of cost or fair value	412	1,233	—	(821)	1,233
Gain on sale of SBA loans	1,564	623	7	941	616
Other income	90	137	53	(47)	84
Total other income	$11,444	$10,678	$6,675	$766	$4,003

2017 compared to 2016

The Company recorded total other income of $11.4 million, excluding wealth management fee income, reflecting an increase of $766 thousand, or 7 percent, compared to 2016 levels. The increase in 2017 was attributable to increases in fee income related to loan level, back-to-back swaps, gain on sale of SBA loans, and loan fee income. These increases were partially offset by a decrease in gains on loans held for sale at lower of cost or fair value, security gains and gains on loans held for sale at fair value (mortgage banking).

Loan fee income, including late fees, unused credit lines fees and loan servicing income, increased $309 thousand to $1.6 million for 2017 from $1.3 million for 2016. The Company recorded greater unused line of credit fees and letter of credit fees associated with the commercial lending business.

For the years ended December 31, 2017 and 2016, income from the sale of newly originated residential mortgage loans was $401 thousand and $1.0 million, respectively. The decreased income for 2017 was a result of lower volume of residential mortgage loans originated for sale for the year ended December 31, 2017 compared to the year ended December 31, 2016, as a result of reduced refinance activity due principally to the higher market rate environment.

There were no securities gains for 2017 compared to $119 thousand for 2016. Sales of securities have been generally employed to benefit interest rate risk, prepayment risk, and/or liquidity risk. Given the shorter duration of our investment portfolio and the interest rate environment, such sales will continue to be a very small component of the Company’s operations.

Fee income related to loan level, back-to-back swaps was $2.8 million for 2017 compared to $1.6 million in 2016. The increase was a result of new contracts in 2017. The program utilizes mirror interest rate swaps, one directly with a commercial real estate loan customer and one directly with a well-established counterparty. This enables a commercial loan customer to benefit from a fixed-rate loan, while the Company records a floating-rate loan. The program provides enhanced interest rate risk management, as well as the potential for fee income for the Company. While the Company cannot predict the amount of fee income that may be recognized each period, this program is a part of ongoing operations.

The Company sold approximately $109 million in multifamily and residential loans in 2017 as compared to sales of $234 million of multifamily loans in 2016. Gains on the sale of loans held for sale at the lower of cost or fair value was $412 thousand for 2017 compared to $1.2 million in 2016. The Company will employ loan sales and loan participations, as needed, to manage the Company’s balance sheet.

In late 2015, the Company began providing loans that are partially guaranteed by the SBA, for the purposes of providing working capital and/or, financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up business. All SBA loans are underwritten and documented as prescribed by the SBA. The Company will generally sell the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. Gain on sale of SBA loans for 2017 resulted in $1.6 million of income related to the Company’s SBA lending and sale program for 2017 compared to $623 thousand in 2016.

2016 compared to 2015

The Company recorded total other income of $10.7 million, excluding wealth management fee income, reflecting an increase of $4.0 million, or 60 percent, compared to 2015 levels. The increase in 2016 was attributable to increases in fee income related to loan level, back-to-back swaps, gain on SBA loans, loan fee income, and gain on sale of loans held for sale at lower of cost or fair value, partially offset by a decrease in securities gains.

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

BOLI income was $1.4 million for 2016 compared to $1.3 million for 2015, an increase of $110 thousand related to an increase in the BOLI policy of $10 million which occurred in the fourth quarter of 2015. This increase was partially offset by additional income related to the net life insurance death benefit under its BOLI policies in 2015.

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

OPERATING EXPENSES: The following table presents the major components of operating expenses:

	Years Ended December 31,			Change
(In thousands)	2017	2016	2015	2017 v 2016	2016 v 2015
Compensation and employee benefits	$53,956	$45,003	$40,278	$8,953	$4,725
Premises and equipment	11,988	11,245	11,569	743	(324)
FDIC assessment	2,366	4,758	2,154	(2,392)	2,604
Other operating expenses:
Professional and legal fees	4,486	3,459	2,747	1,027	712
Wealth Division other expense	2,418	2,029	2,147	389	(118)
Branch restructure	—	—	1,735	—	(1,735)
Telephone	998	976	942	22	34
Advertising	1,108	824	637	284	187
Loan expense	485	715	426	(230)	289
Postage	403	341	376	62	(35)
Stationery and supplies	317	297	318	20	(21)
Provision for ORE losses	—	—	250	—	(250)
Other operating expenses	7,086	5,465	5,347	1,621	118
Total operating expense	$85,611	$75,112	$68,926	$10,499	$6,186

2017 compared to 2016

Operating expenses totaled $85.6 million in 2017, compared to $75.1 million in 2016, reflecting an increase of $10.5 million, or 14 percent. Compensation and employee benefits expense, which accounts for the largest portion of operating expenses, totaled $54.0 million in 2017, reflecting an increase of $9.0 million or 20 percent, when compared to 2016. Strategic hiring, normal salary increases, and increased bonus/incentive accruals associated with the Company’s growth and results contributed to the increase in compensation and employee benefits expense. Additionally, the acquisitions of MCM in August 2017 and Quadrant in November 2017, the hiring of a team of experienced bankers to focus on equipment financing, and $1.3 million of separation expenses for two senior officers also contributed to the increase during 2017.

The Company recorded FDIC assessment expense of $2.4 million and $4.8 million in 2017 and 2016, respectively, a decrease of $2.4 million, or 50 percent year over year. Starting in the third quarter of 2016, the Company’s FDIC premium declined because the FDIC assessment system was revised. Revisions for “small institutions” (under $10 billion in assets) resulted in, among other things, the elimination of risk categories and utilization of a financial ratios method to determine assessment rates. The changes reduced the Company’s assessment rate by nearly 50 percent in the third and fourth quarters of 2016.

The Company also previously disclosed that other operating expenses, including professional fees, would be higher in 2017. Professional and legal fees were $4.5 million for the twelve months ended December 31, 2017 as compared to $3.5 million for the twelve months ended December 31, 2016, an increase of $1.0 million or 30 percent. This included approximately $660 thousand of investment banking expenses related to wealth acquisitions. In addition, advertising expense grew by $284 thousand to $1.1 million when comparing 2017 to 2016. The increased advertising and marketing expenses related to various target marketing campaigns.

The acquisitions of MCM in August 2017 and Quadrant in November 2017, and the hiring of a team of experienced bankers to focus on equipment financing, all contributed to the increase in other operating expenses during 2017.

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

The Company also previously disclosed that other operating expenses, including professional fees, would be higher in 2016. Professional fees were $3.5 million for the twelve months ended December 31, 2016 as compared to $2.7 million for the twelve months ended December 31, 2015, an increase of $712 thousand or 26 percent. Given the Company’s significant growth and high concentration in multifamily lending, the Company accelerated costs over 2016 to ensure it adhered to best in class risk management practices. The Company had originally planned for such expenditures over a two to three-year period, but felt it prudent to push them forward into 2016.

INCOME TAXES: Income tax expense for the year ended December 31, 2017 was $17.8 million compared to income tax expense of $16.3 million for the same period of 2016. The effective tax rate for the year ended December 31, 2017 was 32.80 percent compared to 38.05 percent for the year ended December 31, 2016. The increase in income tax expense for the year ended December 31, 2017 was due to an increase in pre-tax income offset by a $1.60 million tax benefit from the reduction of the Company’s deferred tax liability due to Federal Tax Reform, as discussed below. In addition, income tax expense in 2017 benefitted from the vesting of restricted stock at market prices above initial grant prices.

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Act”) was signed into law.  The Act contains several changes in existing tax law impacting businesses, including a reduction in the Federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. The Company determined a reduction in the value of its net deferred tax liability of approximately $1.6 million, which was a result of a reduction in the Federal corporate tax rate that is expected to apply to the reversal of the Company’s temporary differences. The Company recorded the reduction in the deferred tax liability as an income tax benefit in the Company’s statement of income for the fourth quarter ended December 31, 2017.

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

The Company’s capital position during 2017 was benefitted by net income of $36.5 million and $36.6 million related to voluntary share purchases under the Dividend Reinvestment Plan, which the Company believes will continue to be a source of new capital for the Company.

At December 31, 2017, the Company’s GAAP capital as a percent of total assets was 9.47 percent. At December 31, 2017, the Company’s regulatory leverage, common equity tier 1, tier 1 and total risk based capital ratios were 9.04 percent, 11.31 percent, 11.31 percent and 14.84 percent, respectively. At December 31, 2017, the Bank’s regulatory leverage, common equity tier 1, tier 1 and total risk based capital ratios were 10.61 percent, 13.27 percent, 13.27 percent and 14.34 percent, respectively. The Bank’s regulatory capital ratios are all above the ratios to be considered well capitalized under regulatory guidance.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total capital
(to risk-weighted assets)	$485,252	14.34%	$338,327	10.00%	$270,662	8.00%	$312,953	9.25%

Tier I capital
(to risk-weighted assets)	448,812	13.27	270,662	8.00	202,996	6.00	245,287	7.25

Common equity tier I
(to risk-weighted assets)	448,810	13.27	219,913	6.50	152,247	4.50	194,538	5.75

Tier I capital
(to average assets)	448,812	10.61	211,523	5.00	169,219	4.00	169,219	4.00

As of December 31, 2016:
Total capital
(to risk-weighted assets)	$392,305	12.87%	$304,758	10.00%	$243,806	8.00%	262,854	8.625

Tier I capital
(to risk-weighted assets)	360,097	11.82	243,806	8.00	182,855	6.00	201,902	6.625

Common equity tier I
(to risk-weighted assets)	360,094	11.82	198,093	6.50	137,141	4.50	156,188	5.125

Tier I capital
(to average assets)	360,097	9.31	193,430	5.00	154,744	4.00	154,744	4.00

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total capital
(to risk-weighted assets)	$502,334	14.84%	N/A	N/A	$270,866	8.00%	$313,189	9.25%

Tier I capital
(to risk-weighted assets)	382,870	11.31	N/A	N/A	203,149	6.00	245,472	7.25

Common equity tier I
(to risk-weighted assets)	382,868	11.31	N/A	N/A	152,362	4.50	194,685	5.75

Tier I capital
(to average assets)	382,870	9.04	N/A	N/A	169,318	4.00	169,318	4.00

As of December 31, 2016:
Total capital
(to risk-weighted assets)	$404,017	13.25%	N/A	N/A	$243,910	8.00%	262,966	8.625

Tier I capital
(to risk-weighted assets)	323,045	10.60	N/A	N/A	182,933	6.00	201,988	6.625

Common equity tier I
(to risk-weighted assets)	323,042	10.60	N/A	N/A	137,200	4.50	156,255	5.125

Tier I capital
(to average assets)	323,045	8.35	N/A	N/A	154,788	4.00	154,788	4.00

(A)

When fully phased in on January 1, 2019, the Basel Rules will require the Company and the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) Common Equity Tier 1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

The Company’s regulatory total risk based capital ratio beginning June 30, 2016 was benefitted by the $48.7 million (net) subordinated debt issuance that closed in June 2016. The Company down-streamed approximately $40 million of those proceeds to the Bank as capital, benefitting all the Bank’s regulatory capital ratios at that time.

In addition, on December 12, 2017, the Company issued $35 million in aggregate principal amount of Fixed-to-Floating Subordinated Notes due December 15, 2027 (the “Notes”). The Company downstreamed approximately $29.1 million of those proceeds to the Bank as capital.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock. Such optional cash purchases provided $36.6 million and $22.5 million of common equity in 2017 and 2016, respectively.

The Company filed a shelf registration statement with the SEC in December 2016 that allows the Company to periodically offer and sell in one or more offerings, individually or in any combination, common stock, preferred stock and other non-

equity securities not to exceed $100.0 million. The shelf registration provides the Company with flexibility in issuing capital instruments and more readily accessing the capital markets as needed to pursue future growth opportunities and ensure continued compliance with regulatory capital requirements. Management believes the Company’s capital position and capital ratios are adequate. Further, Management believes the Company has sufficient common equity to support its planned growth and expansion for the immediate future. The Company continually assesses other potential sources of capital, in addition to common equity to support future growth.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $113.4 million at December 31, 2017. In addition, the Company had $327.6 million in securities designated as available for sale at December 31, 2017. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. In addition, the Company generates significant liquidity from principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At December 31, 2017, unused secured borrowing commitments totaled $1.2 billion from the FHLB and $785.6 million from the Federal Reserve Bank of New York.

Customer deposits at December 31, 2017 increased $307.6 million (including interest-bearing checking, money market and certificates of deposit), when compared to December 31, 2016. Capital increased $79.5 million at December 31, 2017 when compared to December 31, 2016. This increase in customer deposits and capital primarily funded $23.9 million in maturing FHLB advances, an increase in loans of approximately $392.3 million, and an increase in investment securities of approximately $22.2 million.

Brokered interest-bearing demand (“overnight”) deposits stayed flat at $180.0 million at December 31, 2017 from December 31, 2016. The interest rate paid on these deposits allowed the Bank to fund operations at attractive rates and engage in interest rate swaps as part of its asset-liability interest rate risk management. As of December 31, 2017, the Company has transacted pay fixed, receive floating interest rate swaps totaling $180.0 million in notional amount. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.

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

PRIVATE WEALTH MANAGEMENT DIVISION: This division has served in the roles of executor and trustee while providing investment management, custodial, tax, retirement and financial services to its growing client base. This division also provides lending, residential mortgages and deposit services to high net worth individuals. Officers from the Private Wealth Management Division are available to provide wealth management, trust and investment services at the Bank’s corporate headquarters in Bedminster, at private banking locations in Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware in Greenville, Delaware, Murphy Capital Management (“MCM”), in Gladstone, New Jersey and Quadrant Capital Management (“Quadrant”), in Fairfield, New Jersey.

The following table presents certain key aspects of the Private Wealth Management Division’s performance for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,			Change
(In thousands, except per share data)	2017	2016	2015	2017 v 2016	2016 v 2015

Total fee income	$23,183	$18,240	$17,039	$4,943	$1,201

Compensation and benefits (included in
Operating Expenses section above)	11,039	8,975	8,389	2,064	586

Other operating expense (included in
Operating Expenses section above)	9,141	6,573	6,398	2,568	175

Assets under management and/or
administration (AUM) (market value)	5.5 billion	3.7 billion	3.3 billion

2017 compared to 2016

The market value of AUM at December 31, 2017 and 2016 was $5.5 billion and $3.7 billion, respectively, an increase of 49 percent over the prior year. This includes assets held at the Bank at December 31, 2017 and 2016 of $263.2 million and $334.4 million, respectively. The increase in assets under management and/or administration (“AUM”) was due to acquisitions of two registered investment advisory firms (“RIA”) and organic growth during 2017. Effective August 1, 2017, the Bank acquired MCM, an RIA, based in Gladstone, NJ. MCM contributed approximately $850 million of AUM at the time of acquisition. Effective November 1, 2017, the Bank acquired Quadrant, an RIA, based in Fairfield, NJ, which contributed approximately $460 million of AUM at the time of acquisition. Organic growth, which includes equity market appreciation, contributed an additional $500 million in AUM during 2017.

Wealth management fees increased $4.9 million or 27 percent to $23.2 million for the year ended December 31, 2017 from $18.2 million in 2016. The growth in fee income was due to several factors, including the acquisitions noted above, as well as continued healthy new business results, somewhat offset by normal levels of disbursements and outflows.

The Company continues to incorporate wealth management into conversations it has with the Company’s clients, across business lines. The Company has expanded its wealth management team and will continue to grow its team and expand its products, services and advice delivered to clients.

Private Wealth Management Division expenses increased to $20.2 million for the year ended December 31, 2017 from $15.5 million for 2016, an increase of $4.6 million, or 30 percent. Other operating expenses increased $2.6 million or 39 percent to $9.1 million for the year ended 2017 when compared to 2016. Compensation and benefits expense totaled $11.0 million and $9.0 million for the years ended December 31, 2017 and 2016, respectively, increasing $2.1 million or 23 percent. The increase in expenses in 2017 are partially due to MCM and Quadrant. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel. Revenue and profitability related to the new personnel will generally lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

2016 compared to 2015

The market value of assets under administration at December 31, 2016 and 2015 was $3.7 billion and $3.3 billion, respectively, an increase of 11 percent over the prior year. This includes assets held at the Bank at December 31, 2016 and 2015 of $334.4 million and $237.7 million, respectively.

Wealth management fees increased $1.2 million or 7 percent to $18.2 million for the year ended December 31, 2016 from $17.0 million in 2015. The growth in fee income was due to several factors, including continued healthy new business results, somewhat offset by normal levels of disbursements and outflows.

Private Wealth Management Division expenses increased to $15.5 million compared to $14.8 million for 2015, an increase of $761 thousand, or 5 percent. Other operating expenses increased $175 thousand or 3 percent to $6.6 million for the year ended December 31, 2016 when compared to 2015. Compensation and benefits expense totaled $9.0 million and $8.4 million for the years ended December 31, 2016 and 2015, respectively, increasing $586 thousand or 7 percent. Expenses in 2016 include the expenses of the Wealth Management Consultants Division for a full year, which was acquired in May 2015. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel. Revenue and profitability related to the new personnel will generally lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Division should it be necessary.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s Asset/Liability Committee (“ALCO”) is responsible for developing, implementing and monitoring asset/liability management strategies and advising the Board of Directors on such strategies, as well as the related level of interest rate risk. In this regard, interest rate risk simulation models are prepared on a quarterly basis. These models have the ability to demonstrate balance sheet gaps and predict changes to net interest income and economic/market value of portfolio equity under various interest rate scenarios. In addition, these models, as well as ALCO processes and reporting, are subject to annual independent third-party review.

ALCO is generally authorized to manage interest rate risk through the management of capital, cash flows and duration of assets and liabilities, including sales and purchases of assets, as well as additions of wholesale borrowings and other sources of medium/longer-term funding. ALCO is authorized to engage in interest rate swaps as a means of extending the duration of shorter-term liabilities.

The following strategies are among those used to manage interest rate risk:

•	Actively market C&I loan originations, which tend to have adjustable-rate features, and which generate customer relationships that can result in higher core deposit accounts;
•	Actively market commercial mortgage loan originations, which tend to have shorter terms and higher interest rates than residential mortgage loans, and which generate customer relationships that can result in higher core deposit accounts;
•	Manage residential mortgage portfolio originations to adjustable-rate and/or shorter-term and/or “relationship” loans that result in core deposit relationships;
•	Actively market core deposit relationships, which are generally longer duration liabilities;
•	Utilize medium to longer term certificates of deposit and/or wholesale borrowings to extend liability duration;
•	Utilize interest rate swaps to extend liability duration;
•	Utilize a loan level / back to back interest rate swap program, which converts a borrower’s fixed rate loan to adjustable rate for the Company;
•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•	Maintain adequate levels of capital; and
•	Utilize loan sales, especially longer-term residential loans, and/or loan participations.

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

In addition, during the second quarter of 2015, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and result in a final floating rate exposure for the Company. As of December 31, 2017, $317.4 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2017. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of December 31, 2017.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2017, net interest income for year 1 would increase approximately 3.3 percent, when compared to a flat interest rate scenario. In year 2 this sensitivity improves to an increase of 7.9 percent, when compared to a flat interest rate scenario

In an immediate and sustained 100 basis point decrease in market rates at December 31, 2017, net interest income would decline approximately 4.7 percent for year 1 and 7.3 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2017.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$561,707	$(1,507)	(0.27)%	13.84%	54
+100	568,361	5,147	0.91	13.70	40
Flat interest rates	563,214	—	—	13.30	—
-100	542,563	(20,651)	(3.67)	12.58	(72)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Peapack-Gladstone Financial Corporation

Bedminster, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Crowe Horwath LLP

We have served as the Company’s auditor since 2006.

Livingston, New Jersey

March 12, 2018

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share and per share data)	2017	2016
ASSETS
Cash and due from banks	$4,415	$24,580
Federal funds sold	101	101
Interest-earning deposits	108,931	138,010
Total cash and cash equivalents	113,447	162,691
Securities available for sale	327,633	305,388
FHLB and FRB stock, at cost	13,378	13,813
Loans held for sale, at fair value	984	1,200
Loans held for sale, at lower of cost or fair value	187	388
Loans	3,704,440	3,312,144
Less: allowance for loan losses	36,440	32,208
Net loans	3,668,000	3,279,936
Premises and equipment	29,476	30,371
Other real estate owned	2,090	534
Accrued interest receivable	9,452	8,153
Bank owned life insurance	44,586	43,806
Deferred tax assets, net	552	15,320
Goodwill	17,107	1,573
Other intangible assets	6,729	1,584
Other assets	26,926	13,876
Total assets	$4,260,547	$3,878,633
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$539,304	$489,485
Interest-bearing deposits:
Checking	1,152,483	1,023,081
Savings	119,556	120,056
Money market accounts	1,091,385	1,048,494
Certificates of deposit	543,035	457,000
Subtotal deposits	3,445,763	3,138,116
Interest-bearing demand – Brokered	180,000	180,000
Certificates of deposit - Brokered	72,591	93,721
Total deposits	3,698,354	3,411,837
Overnight borrowings	—	—
Federal home loan bank advances	37,898	61,795
Capital lease obligation	9,072	9,693
Subordinated debt, net	83,024	48,764
Accrued expenses and other liabilities	28,521	22,334
Total liabilities	3,856,869	3,554,423
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares)	—	—
Common stock (no par value; stated value $0.83 per share;
authorized 21,000,000 shares; issued shares, 19,027,812 at
December 31, 2017 and 17,666,173 at December 31, 2016;
outstanding shares, 18,619,634 at December 31, 2017 and
17,257,995 at December 31, 2016)	15,858	14,717
Surplus	283,552	238,708
Treasury stock at cost (408,178 shares at December 31, 2017 and 2016)	(8,988)	(8,988)
Retained earnings	114,468	81,304
Accumulated other comprehensive loss	(1,212)	(1,531)
Total shareholders’ equity	403,678	324,210
Total liabilities and shareholders’ equity	$4,260,547	$3,878,633

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2017	2016	2015
INTEREST INCOME
Loans, including fees	$130,971	$111,971	$94,339
Securities available for sale:
Taxable	6,271	4,018	4,079
Tax-exempt	464	508	520
Interest-earning deposits	1,021	551	204
Total interest income	138,727	117,048	99,142
INTEREST EXPENSE
Checking accounts	4,229	2,146	1,495
Savings and money market accounts	6,375	3,244	2,111
Certificates of deposit	7,118	6,270	4,411
Overnight and short-term borrowings	220	316	107
Federal Home Loan Bank advances	1,143	1,448	1,495
Capital lease obligation	451	478	503
Subordinated debt	3,206	1,696	—
Subtotal – interest expense	22,742	15,598	10,122
Interest-bearing demand - brokered	2,934	3,020	2,534
Interest on certificates of deposits – brokered	1,910	1,995	2,034
Total interest expense	27,586	20,613	14,690
Net interest income before provision for loan losses	111,141	96,435	84,452
Provision for loan losses	5,850	7,500	7,100
Net interest income after provision for loan losses	105,291	88,935	77,352
OTHER INCOME
Wealth management fee income	23,183	18,240	17,039
Service charges and fees	3,239	3,252	3,323
Bank owned life insurance	1,356	1,407	1,297
Gain on loans held for sale at fair value (mortgage banking)	401	1,010	528
Gain on loans held for sale at lower of cost or fair value	412	1,233	—
Fee income related to loan level, back-to-back swaps	2,814	1,638	373
Gain on sale of SBA loans	1,564	623	7
Other income	1,658	1,396	620
Securities gains, net	—	119	527
Total other income	34,627	28,918	23,714
OPERATING EXPENSES
Compensation and employee benefits	53,956	45,003	40,278
Premises and equipment	11,988	11,245	11,569
FDIC insurance expense	2,366	4,758	2,154
Other operating expenses	17,301	14,106	14,925
Total operating expenses	85,611	75,112	68,926
Income before income tax expense	54,307	42,741	32,140
Income tax expense	17,810	16,264	12,168
Net income	$36,497	$26,477	$19,972

EARNINGS PER SHARE
Basic	$2.06	$1.62	$1.31
Diluted	2.03	1.60	1.29

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
(Dollars in thousands)
Net income	$36,497	$26,477	$19,972
Other comprehensive (loss)/income:
Unrealized losses on available for sale securities:
Unrealized losses arising during the period	(1,169)	(2,310)	(959)

Less: Reclassification adjustment for net gains
included in net income	—	(119)	(527)
	(1,169)	(2,429)	(1,486)
Tax effect	438	930	573
Net of tax	(731)	(1,499)	(913)

Unrealized gain/(loss) on cash flow hedge
Unrealized holding gain/(loss)	2,138	587	(1,162)
Reclassification adjustment for losses
included in net income	—	—	—
	2,138	587	(1,162)
Tax effect	(873)	(240)	475
Net of tax	1,265	347	(687)

Total other comprehensive income/(loss)	534	(1,152)	(1,600)

Total comprehensive income	$37,031	$25,325	$18,372

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except share and per share data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance at January 1, 2015
15,155,717 common shares outstanding	$—	$12,954	$195,829	$(8,988)	$41,251	$1,221	$242,267
Net Income 2015					19,972		19,972
Other comprehensive loss						(1,600)	(1,600)
Issuance of restricted stock, net of
forfeitures, 160,457 shares		134	(134)				—
Restricted stock repurchased on vesting
to pay taxes, (3,776) shares		(3)	(78)				(81)
Amortization of restricted stock			1,621				1,621
Cash dividends declared on common stock
($0.20 per share)					(3,100)		(3,100)
Common stock option expense			219				219
Common stock options exercised, 18,891
net of 7,506 shares used to exercise and
related tax benefits, 11,385 shares		11	75				86
Sales of shares (dividend reinvestment
program), 665,654 shares		555	13,093				13,648
Issuance of shares for Employee Stock
Purchase Plan, 30,766 shares		26	618				644
Issuance of common stock for
acquisition, 47,916 shares		40	960				1,000
Issuance of warrants			1,000				1,000
Balance at December 31, 2015
16,068,119 common shares outstanding	$—	$13,717	$213,203	$(8,988)	$58,123	$(379)	$275,676
Net income 2016					26,477		26,477
Other comprehensive loss						(1,152)	(1,152)
Restricted stock forfeitures, (12,133) shares		(10)	10				—
Restricted stock repurchased on vesting
to pay taxes, (29,088) shares		(24)	(530)				(554)
Amortization of restricted stock awards/units			2,836				2,836
Cash dividends declared on common stock
($0.20 per share)					(3,296)		(3,296)
Common stock option expense			56				56
Common stock options exercised, 70,632
net of 9,723 used to exercise and
related taxes benefits, 60,909 shares		59	1,010				1,069
Sales of shares (Dividend Reinvestment
Program), 1,137,998 shares		948	21,513				22,461
Issuance of shares for Employee Stock
Purchase plan, 32,190 shares		27	610				637
Balance at December 31, 2016
17,257,995 common shares outstanding	$—	$14,717	$238,708	$(8,988)	$81,304	$(1,531)	$324,210

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total

Net income 2017					36,497		36,497
Other comprehensive income						534	534
Restricted stock units issued 74,936 shares		62	(62)				—
Restricted stock awards forfeitures,
(479) shares		(1)	1				—
Restricted stock units/awards repurchased
on vesting to pay taxes, (58,598) shares		(49)	(1,777)				(1,826)
Amortization of restricted awards/units			3,741				3,741
Cash dividends declared on common
stock ($0.20 per share)					(3,548)		(3,548)
Common stock option expense			6				6
Common stock options exercised, 50,473
net of 8,764 used to exercise and
related taxes benefits, 41,709 shares		42	648				690
Sales of shares (Dividend Reinvestment
program), 1,204,710 shares		1,004	35,584				36,588
Issuance of shares for Employee Stock
purchase plan, 25,404 shares		21	776				797
Issuance of shares for Employee’s Savings
and Investment plan 30,123 shares		25	864				889
Issuance of common stock for
for acquisition, 43,834 shares		37	1,463				1,500
Common stock to be issued for acquisition			3,600				3,600
Reclassification of certain deferred tax effects					215	(215)	—
Balance at December 31, 2017
18,619,634 common shares outstanding	$—	$15,858	$283,552	$(8,988)	$114,468	$(1,212)	$403,678

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2017	2016	2015
Operating activities:
Net income	$36,497	$26,477	$19,972
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	3,275	3,093	3,921
Amortization of premium and accretion of discount on
securities, net	1,697	1,478	1,664
Amortization of restricted stock	3,741	2,836	1,621
Amortization of intangible assets	321	123	82
Amortization of subordinated debt costs	135	71	—
Provision for loan losses	5,850	7,500	7,100
Valuation allowance on other real estate owned	—	—	250
Stock-based compensation and employee stock purchase
plan expense	122	156	319
Deferred tax expense/(benefit)	14,118	952	(4,043)
Gains on sale of securities, available for sale, net	—	(119)	(527)
Proceeds from sales of loans held for sale (1)	45,763	72,477	34,543
Loans originated for sale (1)	(43,381)	(70,874)	(34,734)
Gain on loans held for sale (1)	(1,965)	(1,633)	(535)
Gain on sale of loans held for sale at lower of cost or fair value	(412)	(1,233)	—
Gain on sale of other real estate owned	—	(5)	—
Gain on disposal of premises and equipment	—	—	15
Gain on death benefit	(62)	—	(285)
Increase in cash surrender value of life insurance, net of split dollar liability	(818)	(921)	(643)
Increase in accrued interest receivable	(1,299)	(1,333)	(1,449)
(Increase)/decrease in other assets	(9,977)	945	(476)
Increase in accrued expenses and other liabilities	2,330	2,936	3,511
Net cash provided by operating activities	55,935	42,926	30,306
Investing activities:
Principal repayments, maturities and calls of securities available for sale	66,450	67,999	96,194
Redemptions for FHLB & FRB stock	40,561	61,606	48,627
Sales of securities available for sale	—	5,499	46,254
Purchase of securities available for sale	(91,561)	(187,043)	(8,049)
Purchase of FHLB & FRB stock	(40,126)	(61,435)	(51,018)
Proceeds from sale of loans held for sale at lower of cost or fair value	109,454	201,681	—
Net increase in loans, net of participations sold	(505,046)	(518,832)	(746,132)
Sales of other real estate owned	534	568	744
Purchases of premises and equipment	(2,380)	(3,218)	(1,924)
Purchase of wealth management company	(13,500)	—	(800)
Proceeds from death benefit	100	—	677
Purchase of life insurance	—	—	(10,000)
Net cash used in investing activities	(435,514)	(433,175)	(625,427)

	Years Ended December 31,
	2017	2016	2015
Financing activities:
Net increase in deposits	286,517	476,367	636,777
Net decrease in overnight borrowings	—	(40,700)	(13,900)
Repayments of FHLB advances	(23,897)	(21,897)	—
Dividends paid on common stock	(3,548)	(3,296)	(3,100)
Exercise of stock options, net stock swaps	690	1,069	86
Restricted stock repurchased on vesting to pay taxes	(1,826)	(554)	(81)
Proceeds from issuance of subordinated debt	34,125	48,693	—
Sale of common shares (Dividend Reinvestment Program)	36,588	22,461	13,648
Issuance of shares for employee’s savings and investment plan	889	—	—
Issuance of shares for employee stock purchase plan	797	637	644
Net cash provided by financing activities	330,335	482,780	634,074
Net (decrease)/increase in cash and cash equivalents	(49,244)	92,531	38,953
Cash and cash equivalents at beginning of year	162,691	70,160	31,207
Cash and cash equivalents at end of year	$113,447	$162,691	$70,160
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$26,506	$19,965	$13,726
Income taxes, net	11,597	14,870	15,572
Transfer of loans to loans held for sale	—	182,694	286,519
Transfer of loans held for sale to loan portfolio	—	30,121	—
Transfer of loans to other real estate owned	2,090	534	233
Acquisition (Note 19)
Goodwill	15,534	—	1,010
Customer relationship & other intangibles	5,466	—	1,790

(1)	Includes mortgage loans originated with the intent to sell which are carried at fair value. In addition, this includes the guaranteed portion of SBA loans which are carried at the lower of cost or fair value.

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware, Peapack Capital Corporation (formed in the second quarter of 2017), Murphy Capital Management (“MCM”) (acquired in the third quarter of 2017), Quadrant Capital Management (“QCM”) (acquired in the fourth quarter of 2017), Peapack-Gladstone Mortgage Group, Inc. and Peapack-Gladstone Mortgage Group’s wholly-owned subsidiary, PG Investment Company of Delaware, Inc. and its wholly-owned subsidiary, Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company. While the following footnotes include the collective results of the Company and the Bank, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

Business: The Bank is a commercial bank that provides innovative private banking services to businesses, non-profits and consumers. Wealth management services are also provided through its subsidiaries, PGB Trust & Investments of Delaware, Murphy Capital Management and Quadrant Capital Management. The Bank is subject to competition from other financial institutions, is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Segment Information: The Company’s business is conducted through two business segments: its banking subsidiary, which involves the delivery of loan and deposit products to customers and the Private Wealth Management Division which includes asset management services provided for individuals and institutions. Management uses certain methodologies to allocate income and expense to the business segments.

The Banking segment includes commercial, commercial real estate, multifamily, residential and consumer lending activities; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support sales.

Peapack-Gladstone Bank’s Private Wealth Management Division includes: asset management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust and Investments of Delaware, MCM and QCM. Income is recognized as earned.

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

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which is recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $20.1 million and $5.8 million as of December 31, 2017 and 2016, respectively. SBA loans held for sale totaled $187 thousand and $388 thousand as of December 31, 2017 and 2016, respectively. The servicing asset recorded was not material.

Loans originated with the intent to hold and subsequently transferred to loans held for sale are carried at the lower of cost or fair value. These are loans that the Company no longer has the intent to hold for the foreseeable future.

Loans: Loans that Management has the intent and ability to hold for the foreseeable future or until maturity are stated at the principal amount outstanding. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less purchased premium and discounts and net deferred fees. Loan origination fees and certain direct loan origination costs are deferred and recognized over the life of the loan as an adjustment, on a level-yield method, to the loan’s yield. The definition of recorded investment in loans includes accrued interest receivable and deferred fees/cost, however, for the Company’s loan disclosures, accrued interest and deferred fees/costs are excluded as the impact is not material.

Loans are considered past due when they are not paid in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six months. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Nonaccrual mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in New Jersey and New York.

Allowance for Loan Losses: The allowance for loan and lease losses is a valuation allowance for credit losses that is management’s estimate of inherent losses in the loan portfolio. The process to determine reserves utilizes analytic tools and management judgement and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an impairment analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the size and composition of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans via a specific reserve, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; volatility adjustment; and effects of changes in credit concentrations. For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis. At December 31, 2017, the multiple was 2.25 times for non-impaired special mention loans and 3.50 times for non-impaired substandard loans.  The results of the December 31, 2017 migration analysis changed slightly, compared to the migration analysis prepared at December 31, 2016 which resulted in a 2.0 times multiple for non-impaired special mention loans and 4.0 times multiple for non-impaired substandard loans.

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

Multifamily and Commercial Real Estate Loans. The Bank provides mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) and other commercial real estate that is either owner occupied or managed as an investment property (non-owner occupied) in the Tri-State area and Pennsylvania. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are considered “mixed use” as they are a combination of building types, such as a building with retail space on the ground floor and either residential apartments or office suites on the upper floors. Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan. Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment. In addition, these loans often include commercial real estate as collateral to strengthen the Bank’s position and further mitigate risk. Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business’s profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain. To mitigate the risk characteristics of commercial and industrial loans, the Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.

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

Asset risk in PCC’s portfolio is generally recognized through changes to loan income, or through changes to lease related income streams due to fluctuations in lease rates. Changes to lease income can occur when the existing lease contract expires, the asset comes off lease, or the business seeks to enter a new lease agreement. Asset risk may also change depreciation, resulting from changes in the residual value of the operating lease asset or through impairment of the asset carrying value, which can occur at any time during the life of the asset.

Credit risk in PCC’s portfolio generally results from the potential default of borrowers or lessees, which may be driven by customer specific or broader industry related conditions. Credit losses can impact multiple parts of the income statement including loss of interest/lease/rental income and/or via higher costs and expenses related to the repossession, refurbishment, re-marketing and or re-leasing of assets.

Consumer and Other. These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation charges are computed using the straight-line method. Equipment and other fixed assets are depreciated over the estimated useful lives, which range from three to ten years. Premises are depreciated over the estimated useful life of 40 years, while leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Expenditures for maintenance and repairs are expensed as incurred. The cost of major renewals and improvements are capitalized. Gains or losses realized on routine dispositions are recorded as other income or other expense.

Other Real Estate Owned (OREO): OREO acquired through foreclosure on loans secured by real estate is initially recorded at fair value less costs to sell. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The assets are subsequently accounted for at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, losses resulting from write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other noninterest expense and other noninterest income, as appropriate.

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

Derivatives: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings as non-interest income.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2014 or by state and local tax authorities for years prior to 2013.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Employee’s Savings and Investment Plan: The Company has a 401(k) profit-sharing and investment plan, which covers substantially all salaried employees over the age of 21 with at least 12 months of service. The Company made an $889 thousand contribution in Company common stock during 2017.

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

Employee Stock Purchase Plan (“ESPP”): On April 22, 2014, the shareholders of the Company approved the 2014 ESPP. The ESPP provides the right to purchase up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. Subject to certain eligibility requirements and restrictions, the ESPP allows employees to purchase shares during four three-month offering periods (“Offering Periods”). Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between one percent and 15 percent of their compensation. At the end of each Offering Period on the purchase date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price. The purchase price is an amount equal to 85 percent of the closing market price of a share of common stock on the purchase date. Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the period without penalty. The fair value of each share purchase right is determined using the Black-Scholes option pricing model and the Company recorded $116 thousand, $100 thousand and $100 thousand of expense in salaries and employee benefits expense for the twelve months ended December 31, 2017, 2016 and 2015. Total shares issued under the ESPP were 25,404, 32,190 and 30,766 during 2017, 2016 and 2015, respectively.

Earnings Per Share (“EPS”): In calculating earnings per share, there are no adjustments to net income available to common shareholders, which is the numerator of both the Basic and Diluted EPS. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased over the denominator used for Basic EPS by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. Common stock options outstanding are common stock equivalents, as are restricted stock units until vested. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

(In thousands, except share and per share data)	2017	2016	2015
Net income available to common shareholders	$36,497	$26,477	$19,972
Basic weighted average shares outstanding	17,659,625	16,318,868	15,187,637
Plus: common stock equivalents	284,060	196,130	247,359
Diluted weighted average shares outstanding	17,943,685	16,514,998	15,434,996
Earnings per share:
Basic	$2.06	$1.62	$1.31
Diluted	2.03	1.60	1.29

For the year ended December 31, 2017, there were no stock options excluded in the computation of diluted earnings per share. All stock options were considered dilutive. Stock options totaling 2,479 and 92,720 shares were not included in the computation of diluted earnings per share in the years ended December 31, 2016 and 2015, respectively, because they were considered anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

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

Goodwill and Other Intangible Assets:  Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill and assembly workforce are the intangible asset with an indefinite life on our balance sheet.

Other intangible assets primarily consist of customer relationship intangible assets arising from acquisition are amortized on an accelerated method over their estimated useful lives, which range from 5 to 15 years.

Reclassification: Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2017 presentation and had no effect on the consolidated income statements or shareholders’ equity.

New Accounting Policies: Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, FASB deferred the effective date of the ASU by one year which means ASU 2014-09 will be effective for the Company on January 1, 2018.  In March 2016, FASB issued ASU 2016-08 which amended illustrative examples to clarify how to apply the implementation guidance on principal versus agent considerations. The Company completed its initial assessment of revenue streams and determined that, in accordance with the standard, interest income, income from bank owned life insurance, gains on sales of loans and securities and derivatives income are all out of scope of the ASU.  The Company has reviewed contracts potentially affected by the ASU including wealth management fee income, service charges and fees, and other income and has not identified any material changes to the timing or amount of its revenue recognition under 2014-09. The Company adopted the provisions of this guidance on January 1, 2018 which did not have a material impact on our financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments”. This guidance amends existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company recorded a cumulative effect adjustment for its sole equity instrument to the balance sheet as of January 1, 2018 in the amount of $127 thousand, representing the unrealized loss of $176 thousand at December 31, 2017 net of taxes of $49 thousand. Going forward the fair values will be realized in the statement of income. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2017. In addition to the change noted above, adoption of this standard will impact the fair value disclosures included in footnote 8.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”. Under the ASU, an entity recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This change eliminates the notion of the additional paid in capital (“APIC”) pool and reduces the complexity and cost of accounting for excess tax benefits and tax deficiencies. Excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate. Additionally, this update permits an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This accounting guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company adopted the provisions of this standard during the quarter ended March 31, 2017. Upon adoption, excess tax benefits and tax deficiencies are recognized in the provision for income taxes on the consolidated statement of operations and are presented within operating activities on the consolidated statement of cash flows. The adoption of ASU 2016-09 resulted in an income tax benefit of $1.0 million and a reduction in our effective tax rate for the year ended December 31, 2017.

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.   This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.   The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  This ASU will be effective for public business entities (PBEs) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio. The Company is also currently evaluating the impact the CECL model will have on our accounting and allowance for loans losses. The Company is in the process of evaluating third party firms to assist in the development of a CECL program, and has selected an in-house software model to assist in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company expects to recognize a one-time cumulative-effect adjustment to our allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU required a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted twenty-one percent corporate income tax rate. The new guidance will be effective for the Company’s year ending December 31, 2018, however, the Company chose to early adopt the new standard for the year ending December 31, 2017, as allowed under the new standard. The amount of the reclassification for the Company was $215 thousand, as shown in the Consolidated Statement of Changes in Shareholders’ Equity, subject to Staff Accounting Bulletin 118, Income Tax Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 provides a measurement period not to extend beyond one year of the enactment date to adjust the accounting for certain elements of the tax reform. The Company does not anticipate a material adjustment to tax expense during the measurement period.

2. INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of December 31, 2017 and 2016 follows:

	2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$44,476	$—	$(775)	$43,701
Mortgage-backed securities-residential	244,913	583	(2,380)	243,116
SBA pool securities	5,262	—	(57)	5,205
State and political subdivisions	24,910	87	(129)	24,868
Corporate bond	3,000	82	—	3,082
Single-issuer trust preferred security	2,999	—	(162)	2,837
CRA investment fund	5,000	—	(176)	4,824
Total	$330,560	$752	$(3,679)	$327,633

	2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$21,991	$—	$(474)	$21,517
Mortgage-backed securities-residential	238,271	860	(1,514)	237,617
SBA pool securities	6,778	—	(65)	6,713
State and political subdivisions	29,107	160	(274)	28,993
Corporate bond	3,000	113	—	3,113
Single-issuer trust preferred security	2,999	—	(389)	2,610
CRA investment fund	5,000	—	(175)	4,825
Total	$307,146	$1,133	$(2,891)	$305,388

The amortized cost and fair value of investment securities available for sale as of December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities, marketable equity securities and the CRA Investment Fund, are shown separately.

Maturing in:
(In thousands)	Amortized Cost	Fair Value
One year or less	$18,057	$17,999
After one year through five years	15,990	15,714
After five years through ten years	37,972	37,394
After ten years	3,366	3,381
	75,385	74,488
Mortgage-backed securities-residential	244,913	243,116
SBA pool securities	5,262	5,205
CRA investment fund	5,000	4,824
Total	$330,560	$327,633

Securities available for sale with a fair value of $209.0 million and $154.7 million as of December 31, 2017 and December 31, 2016, respectively, were pledged to secure public funds and for other purposes required or permitted by law.

The following is a summary of the gross gains, gross losses and net tax expense related to proceeds on sales of securities available for sale for the years ended December 31,

(In thousands)	2017	2016	2015
Proceeds on sales	$—	$5,499	$46,254
Gross gains	—	133	536
Gross losses	—	(14)	(9)
Net tax expense	—	44	216

The following table presents the Company’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2017 and 2016.

	2017
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-
sponsored agencies	$32,166	$(317)	$11,535	$(458)	$43,701	$(775)
Mortgage-backed
securities-residential	116,774	(1,000)	71,646	(1,380)	188,420	(2,380)
SBA pool securities	—	—	5,205	(57)	5,205	(57)
State and political
subdivisions	5,628	(97)	3,760	(32)	9,388	(129)
Single-issuer trust
preferred security	—	—	2,837	(162)	2,837	(162)
CRA investment fund	—	—	4,824	(176)	4,824	(176)
Total	$154,568	$(1,414)	$99,807	$(2,265)	$254,375	$(3,679)

	2016
	Duration of Unrecognized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-
sponsored agencies	$21,517	$(474)	$—	$—	$21,517	$(474)
Mortgage-backed
securities-residential	151,114	(1,472)	5,147	(42)	156,261	(1,514)
SBA pool securities	—	—	6,713	(65)	6,713	(65)
State and political
subdivisions	9,412	(274)	—	—	9,412	(274)
Single-issuer trust
preferred security	—	—	2,610	(389)	2,610	(389)
CRA investment fund	1,930	(70)	2,894	(105)	4,824	(175)
Total	$183,973	$(2,290)	$17,364	$(601)	$201,337	$(2,891)

Management believes that the unrealized losses on investment securities available for sale are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the credit worthiness of the issuers. The Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery.

At December 31, 2017, the unrealized loss of $162 thousand is related to a single-issuer trust preferred security issued by a large bank holding company that has experienced declines in fair value on all its securities due to the turmoil in the financial markets and a merger. The investment continues to be rated below investment grade by at least two recognized rating agencies. Management monitors the performance of the issuer on a quarterly basis to determine if there are any credit events that could result in deferral or default of the security. The fair value of this security at December 31, 2017 is higher than the fair value at December 31, 2016. Management believes the depressed valuation is a result of the nature of the bond, a trust preferred security, and the bond’s very low yield and not due to credit. At December 31, 2017, Management does not intend to sell the security nor is it likely that it will be required to sell the security before its anticipated recovery.

No other-than-temporary impairment charges were recognized in 2017, 2016 or 2015.

3. LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2017	Loans	2016	Loans
Residential mortgage	$576,356	15.56%	$527,370	15.92%
Multifamily mortgage	1,388,958	37.49	1,459,594	44.07
Commercial mortgage	626,656	16.92	551,233	16.65
Commercial loans	958,294	25.87	636,714	19.23
Construction loans	—	—	1,405	0.04
Home equity lines of credit	67,497	1.82	65,682	1.98
Consumer loans, including
fixed rate home equity loans	86,277	2.33	69,654	2.10
Other loans	402	0.01	492	0.01
Total loans	$3,704,440	100.00%	$3,312,144	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio classes have been identified as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2017	Loans	2016	Loans
Primary residential mortgage	$605,569	16.35%	$557,970	16.86%
Home equity lines of credit	67,497	1.82	65,683	1.98
Junior lien loan on residence	7,073	0.19	9,206	0.28
Multifamily property	1,388,958	37.51	1,459,594	44.09
Owner-occupied commercial
real estate	253,492	6.85	176,123	5.32
Investment commercial real estate	874,098	23.61	752,258	22.73
Commercial and industrial	316,294	8.54	213,983	6.47
Lease financing	90,052	2.43	—	—
Farmland/Agricultural production	160	0.01	169	0.01
Commercial construction	92	0.01	1,497	0.04
Consumer and other	99,247	2.68	73,621	2.22
Total loans	$3,702,532	100.00%	$3,310,104	100.00%
Net deferred costs	1,908		2,040
Total loans including
net deferred costs	$3,704,440		$3,312,144

Loans are transferred from the loan portfolio to held for sale when the Company no longer has the intent to hold the loans for the foreseeable future.

The Company sold approximately $109 million in residential and multifamily whole loans during 2017. Gain on sale of whole loans sold in 2017 totaled approximately $412 thousand. In 2016, the Company sold $234 million in multifamily loans. The loans sold in 2016 include both whole loan sales and loan participations. Gain on sale of whole loans sold in 2016 totaled approximately $1.2 million and none of the loans were sold at a loss.

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

The following table shows the changes in loans to officers, directors or their associates:

(In thousands)	2017	2016
Balance, beginning of year	$4,788	$4,280
New loans	511	1,329
Repayments	(611)	(697)
Loans with individuals no longer considered related parties	—	(124)
Balance, at end of year	$4,688	$4,788

The following tables present the loan balances by portfolio segment, based on impairment method, and the corresponding balances in the allowance for loan losses as of December 31, 2017 and 2016:

December 31, 2017
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$9,802	$482	$595,767	$3,603	$605,569	$4,085
Home equity lines
of credit	27	—	67,470	221	67,497	221
Junior lien loan
on residence	52	—	7,021	12	7,073	12
Multifamily
property	—	—	1,388,958	10,007	1,388,958	10,007
Owner-occupied
commercial
real estate	2,503	—	250,989	2,385	253,492	2,385
Investment
commercial
real estate	10,681	40	863,417	11,893	874,098	11,933
Commercial and
industrial	—	—	316,294	6,563	316,294	6,563
Lease financing	—	—	90,052	884	90,052	884
Secured by
farmland and
agricultural
production	—	—	160	—	160	—
Commercial
construction	—	—	92	1	92	1
Consumer and
other	—	—	99,247	349	99,247	349
Total ALLL	$23,065	$522	$3,679,467	$35,918	$3,702,532	$36,440

December 31, 2016

	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$15,814	$456	$542,156	$3,210	$557,970	$3,666
Home equity
lines of credit	53	—	65,630	233	65,683	233
Junior lien loan
on residence	229	—	8,977	16	9,206	16
Multifamily
property	—	—	1,459,594	11,192	1,459,594	11,192
Owner-occupied
commercial
real estate	1,486	—	174,637	1,774	176,123	1,774
Investment
commercial
real estate	11,335	214	740,923	10,695	752,258	10,909
Commercial and
industrial	154	154	213,829	4,010	213,983	4,164
Secured by
farmland and
agricultural
production	—	—	169	2	169	2
Commercial
construction	—	—	1,497	9	1,497	9
Consumer and
other	—	—	73,621	243	73,621	243
Total ALLL	$29,071	$824	$3,281,033	$31,384	$3,310,104	$32,208

Impaired loans include nonaccrual loans of $13.5 million at December 31, 2017 and $11.3 million at December 31, 2016. Impaired loans also include performing troubled debt restructured loans of $9.5 million at December 31, 2017 and $17.8 million at December 31, 2016. At December 31, 2017, the allowance allocated to troubled debt restructured loans totaled $423 thousand of which $173 thousand was allocated to nonaccrual loans. At December 31, 2016, the allowance allocated to troubled debt restructured loans totaled $550 thousand of which $314 thousand was allocated to nonaccrual loans. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of December 31, 2017. The Company has not committed to lend additional amounts as of December 31, 2017 to customers with outstanding loans that are classified as loan restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2017 and 2016:

	December 31, 2017
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,607	$8,388	$—	$10,847
Owner-occupied commercial real estate	3,238	2,503	—	1,568
Investment commercial real estate	9,564	9,500	—	9,971
Home equity lines of credit	29	27	—	38
Junior lien loan on residence	110	52	—	92
Total loans with no related allowance	$22,548	$20,470	$—	$22,516
With related allowance recorded:
Primary residential mortgage	$1,435	$1,414	$482	$1,399
Investment commercial real estate	1,181	1,181	40	1,198
Total loans with related allowance	$2,616	$2,595	$522	$2,597
Total loans individually evaluated
for impairment	$25,164	$23,065	$522	$25,113

	December 31, 2016
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$16,015	$14,090	$—	$10,038
Owner-occupied commercial real estate	1,597	1,486	—	1,450
Investment commercial real estate	9,711	9,711	—	9,974
Home equity lines of credit	56	53	—	143
Junior lien loan on residence	280	229	—	339
Total loans with no related allowance	$27,659	$25,569	$—	$21,944
With related allowance recorded:
Primary residential mortgage	$1,787	$1,724	$456	$1,678
Investment commercial real estate	1,640	1,624	214	1,642
Commercial and industrial	204	154	154	145
Total loans with related allowance	$3,631	$3,502	$824	$3,465
Total loans individually evaluated
for impairment	$31,290	$29,071	$824	$25,409

Average impaired loans were $21.2 million as of December 31, 2015.

Interest income recognized on impaired loans during 2017, 2016 and 2015 was not material.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2017 and 2016:

	December 31, 2017
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$6,056	$—
Home equity lines of credit	6	—
Junior lien loan on residence	52	—
Owner-occupied commercial real estate	2,503	—
Investment commercial real estate	4,913	—
Total	$13,530	$—

	December 31, 2016
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$9,071	$—
Home equity lines of credit	30	—
Junior lien loan on residence	115	—
Owner-occupied commercial real estate	1,486	—
Investment commercial real estate	408	—
Commercial and industrial	154	—
Total	$11,264	$—

The following tables present the recorded investment in past due loans as of December 31, 2017 and 2016 by class of loans, excluding nonaccrual loans:

	December 31, 2017
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$216	$—	$—	$216
Consumer and other	30	—	—	30
Total	$246	$—	$—	$246

	December 31, 2016
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$620	$480	$—	$1,100
Junior lien loan on residence	—	25	—	25
Owner-occupied commercial real estate	209	—	—	209
Commercial and industrial	22	—	—	22
Total	$851	$505	$—	$1,356

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

In addition, the Bank has engaged an independent loan review firm to validate risk ratings and to ensure compliance with our policies and procedures. This review of the following types of loans is performed quarterly:

•	All new relationships or new lending to existing relationships greater than $1,000,000;
•	All criticized and classified rated borrowers with relationship exposure of more than $500,000;
•	A large sample of borrowers with total relationship commitments in excess of $1,000,000;
•	A random sample of borrowers with relationships less than $1,000,000;
•	Any other credits requested by Bank senior management or a member of the Board of Directors and any borrower for which the reviewer determines a review is warranted based upon knowledge of the portfolio, local events, industry stresses, etc.

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

The table below presents, based on the most recent analysis performed, the risk category of loans by class of loans for December 31, 2017 and 2016.

December 31, 2017

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$594,846	$866	$9,857	$—
Home equity lines of credit	67,470	—	27	—
Junior lien loan on residence	7,021	—	52	—
Multifamily property	1,371,825	16,755	378	—
Owner-occupied commercial real estate	249,003	837	3,652	—
Investment commercial real estate	827,558	23,377	23,163	—
Commercial and industrial	306,341	7,488	2,465	—
Lease financing	90,052	—	—	—
Secured by farmland and agricultural	160	—	—	—
Commercial construction	—	92	—	—
Consumer and other loans	97,135	—	2,112	—
Total	$3,611,411	$49,415	$41,706	$—

December 31, 2016

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$541,359	$660	$15,951	$—
Home equity lines of credit	65,630	—	53	—
Junior lien loan on residence	8,977	—	229	—
Multifamily property	1,456,328	2,867	399	—
Owner-occupied commercial real estate	170,851	—	5,272	—
Investment commercial real estate	724,203	5,116	22,939	—
Commercial and industrial	208,617	4,411	955	—
Secured by farmland and agricultural	169	—	—	—
Commercial construction	1,400	97	—	—
Consumer and other loans	73,621	—	—	—
Total	$3,251,155	$13,151	$45,798	$—

At December 31, 2017, $21.8 million of substandard loans were also considered impaired as compared to December 31, 2016, when $27.9 million of the special mention and the substandard loans were also considered impaired.

The tables below present a roll forward of the allowance for loan losses for the years ended December 31, 2017, 2016 and 2015.

	January 1,				December 31,
	2017				2017
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,666	$(889)	$173	$1,135	$4,085
Home equity lines of credit	233	(23)	62	(51)	221
Junior lien loan on residence	16	(99)	26	69	12
Multifamily property	11,192	—	—	(1,185)	10,007
Owner-occupied commercial
real estate	1,774	(734)	—	1,345	2,385
Investment commercial real estate	10,909	(123)	23	1,124	11,933
Commercial and industrial	4,164	(76)	115	2,360	6,563
Lease financing	—	—	—	884	884
Secured by farmland and agricultural	2	—	—	(2)	—
Commercial construction	9	—	—	(8)	1
Consumer and other	243	(77)	4	179	349
Total ALLL	$32,208	$(2,021)	$403	$5,850	$36,440

	January 1,				December 31,
	2016				2016
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,297	$(1,047)	$28	$2,388	$3,666
Home equity lines of credit	86	(91)	15	223	233
Junior lien loan on residence	66	—	140	(190)	16
Multifamily property	11,813	—	—	(621)	11,192
Owner-occupied commercial
real estate	1,679	(11)	72	34	1,774
Investment commercial real estate	7,590	(520)	246	3,593	10,909
Commercial and industrial	2,209	(16)	29	1,942	4,164
Secured by farmland and agricultural	2	—	—	—	2
Commercial construction	2	—	—	7	9
Consumer and other	112	(5)	12	124	243
Total ALLL	$25,856	$(1,690)	$542	$7,500	$32,208

	January 1,				December 31,
	2015				2015
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,923	$(638)	$80	$(68)	$2,297
Home equity lines of credit	156	(210)	2	138	86
Junior lien loan on residence	109	(13)	62	(92)	66
Multifamily property	8,983	—	—	2,830	11,813
Owner-occupied commercial
real estate	1,547	—	11	121	1,679
Investment commercial real estate	4,751	(16)	18	2,837	7,590
Commercial and industrial	880	(73)	81	1,321	2,209
Secured by farmland and agricultural	4	—	—	(2)	2
Commercial construction	31	—	—	(29)	2
Consumer and other	96	(41)	13	44	112
Total ALLL	$19,480	$(991)	$267	$7,100	$25,856

Troubled Debt Restructurings: The Company has allocated $423 thousand and $550 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2017 and December 31, 2016, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the period ended December 31, 2017, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	6	$1,223	$1,223
Total	6	$1,223	$1,223

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	7	$4,691	$4,691
Junior lien loan on residence	1	63	63
Commercial and industrial	1	26	26
Total	9	$4,780	$4,780

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2015:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	11	$3,296	$3,296
Junior lien loan on residence	1	58	58
Investment commercial real estate	1	750	750
Total	13	$4,104	$4,104

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses. In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructuring during the years ended December 31, 2017, 2016 and 2015.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2017 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$336
Total	1	$336

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2016 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$269
Total	1	$269

There were no payment defaults on loans modified as troubled debt restructurings within twelve months of modification during the year ended December 31, 2015.

The defaults described above did not have a material impact on the allowance for loan losses during 2017 and 2016.

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

4. PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2017	2016
Land and land improvements	$6,235	$6,160
Buildings	12,589	11,982
Furniture and equipment	19,553	17,572
Leasehold improvements	11,819	11,138
Projects in progress	329	1,415
Capital lease asset	11,237	11,237
	61,762	59,504
Less: accumulated depreciation	32,286	29,133
Total	$29,476	$30,371

The Company has included leases in premises and equipment as follows:

(In thousands)	2017	2016
Land and buildings	$11,237	$11,237
Less: accumulated depreciation	4,663	3,915
Total	$6,574	$7,322

Projects in progress represents costs associated with renovations to the Company’s headquarters in addition to smaller renovation or equipment installation projects at other locations.

The Company recorded depreciation expense of $3.3 million, $3.1 million and $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company leases its corporate headquarters building under a capital lease and in 2014, leased additional space in the building. The lease arrangement requires monthly payments through 2025. Related depreciation expense of $607 thousand is included in each of the 2017, 2016 and 2015 results.

The Company also leases its Gladstone branch after completing a sale-leaseback transaction involving the property in 2011. The lease arrangement requires monthly payments through 2031. The gain on the sale of $764 thousand was deferred and will be accreted to income over the life of the lease. Related depreciation expense and accumulated depreciation of $141 thousand is included in each of the 2017, 2016 and 2015 results.

The following is a schedule by year of future minimum lease payments under capitalized leases, together with the present value of net minimum lease payments as of December 31, 2017:

(In thousands)
2018	$1,127
2019	1,146
2020	1,195
2021	1,233
2022	1,391
Thereafter	5,196
Total minimum lease payments	11,288
Less: amount representing interest	2,216
Present value of net minimum lease payments	$9,072

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

5. OTHER REAL ESTATE OWNED

At December 31, 2017 and 2016, the Company had other real estate owned, net of valuation allowances, totaling $2.1 million and $534 thousand, respectively.

The following table shows the activity in other real estate owned, excluding the valuation allowance, for the years ended December 31,

(In thousands)	2017	2016
Balance, beginning of year	$534	$3,233
OREO properties added	2,090	534
Sales during year	(534)	(3,233)
Balance, end of year	$2,090	$534

The following table shows the activity in the valuation allowance for the years ended December 31,

(In thousands)	2017	2016	2015
Balance, beginning of year	$—	$2,670	$2,420
Additions charged to expense	—	—	250
Direct writedowns	—	(2,670)	—
Balance, end of year	$—	$—	$2,670

The following table shows expenses related to other real estate owned for the years ended December 31,

(In thousands)	2017	2016	2015
Net gain on sales	$—	$(5)	$—
Provision for unrealized losses	—	—	250
Operating expenses, net of rental income	117	59	51
Total	$117	$54	$301

6. DEPOSITS

Time deposits over $250,000 totaled $160.0 million and $118.7 million at December 31, 2017 and 2016, respectively.

The following table sets forth the details of total deposits as of December 31,

(Dollars in thousands)	2017		2016
Noninterest-bearing demand deposits	$539,304	14.59%	$489,485	14.35%
Interest-bearing checking	1,152,483	31.16	1,023,081	29.99
Savings	119,556	3.23	120,056	3.52
Money market	1,091,385	29.51	1,048,494	30.73
Certificates of deposit	543,035	14.68	457,000	13.39
Interest-bearing demand - Brokered	180,000	4.87	180,000	5.27
Certificates of deposit - Brokered	72,591	1.96	93,721	2.75
Total deposits	$3,698,354	100.00%	$3,411,837	100.00%

The scheduled maturities of time deposits as of December 31, 2017 are as follows:

(In thousands)
2018	$354,563
2019	117,235
2020	46,087
2021	14,239
2022	20,644
Over 5 Years	62,858
Total	$615,626

7. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from FHLB totaled $37.9 million at December 31, 2017, with a weighted average interest rate of 2.20 percent. Advances from FHLB totaled $61.8 million at December 31, 2016, with a weighted average interest rate of 2.02 percent.

At December 31, 2017 advances totaling $28.9 million, with a weighted average rate of 1.96 percent, have fixed maturity dates. At December 31, 2016 advances totaling $49.8 million, with a weighted average rate of 1.78 percent, have fixed maturity dates. At December 31, 2017, the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $550.0 million and multifamily mortgages totaling $1.1 billion, while at December 31, 2016 the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $468.3 million and multifamily totaling $1.2 billion.

The Company had $9.0 million of variable rate advances, with a weighted average rate of 2.95 percent and $12.0 million of variable rate advances, with a weighted average rate of 3.01 percent at December 31, 2017 and 2016, respectively. These advances are non-callable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial non-callable periods. These advances are secured by pledges of investment securities totaling $13.5 million at December 31, 2017 and $14.6 million at December 31, 2016.

The advances have prepayment penalties.

The scheduled principal repayments and maturities of advances as of December 31, 2017 are as follows:

(In thousands)
2018	$34,898
2019	3,000
Total	$37,898

At both December 31, 2017 and December 31, 2016, there were no overnight borrowings with the FHLB. At December 31, 2017, unused short-term or overnight borrowing commitments totaled $1.2 billion from the FHLB, $22.0 million from correspondent banks and $785.6 million at the Federal Reserve Bank.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of December 31, 2017 accept for one commercial loan with a pending contract to sell.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$43,701	$—	$43,701	$—
Mortgage-backed securities-residential	243,116	—	243,116	—
SBA pool securities	5,205	—	5,205	—
State and political subdivisions	24,868	—	24,868	—
Corporate bond	3,082	—	3,082	—
Single-issuer trust preferred security	2,837	—	2,837	—
CRA investment fund	4,824	4,824	—	—
Loans held for sale, at fair value	984	—	984	—
Derivatives:
Cash flow hedges	1,394	—	1,394	—
Loan level swaps	3,131	—	3,131	—
Total	$333,142	$4,824	$328,318	$—

Liabilities:
Derivatives:
Cash flow hedges	—	—	—	—
Loan level swaps	(3,131)	—	(3,131)	—
Total	$(3,131)	$—	$(3,131)	$—

(In thousands)	December 31, 2016
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$21,517	$—	$21,517	$—
Mortgage-backed securities-residential	237,617	—	237,617	—
SBA pool securities	6,713	—	6,713	—
State and political subdivisions	28,993	—	28,993	—
Corporate bond	3,113	—	3,113
Single-issuer trust preferred security	2,610	—	2,610	—
CRA investment fund	4,825	4,825	—	—
Loans held for sale, at fair value	1,200	—	1,200	—
Derivatives:
Cash flow hedges	123	—	123	—
Loan level swaps	1,543	—	1,543	—
Total	$308,254	$4,825	$303,429	$—

Liabilities:
Derivatives:
Cash flow hedges	(867)	—	(867)	—
Loan level swaps	(1,543)	—	(1,543)	—
Total	$(2,410)	$—	$(2,410)	$—

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2017 and December 31, 2016.

The following tables present residential loans held for sale, at fair value for the periods indicated:

	December 31, 2017	December 31, 2016
Residential loans contractual balance	$972	$1,181
Fair value adjustment	12	19
Total fair value of residential loans held for sale	$984	$1,200

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2017.

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

There were no loans measured for impairment using the fair value of collateral as of December 31, 2017.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a recorded investment of $408 thousand, with a valuation allowance of $163 thousand at December 31, 2016.

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 are as follows:

		Fair Value Measurements at December 31, 2017 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$113,447	$113,447	$—	$—	$113,447
Securities available for sale	327,633	4,824	322,809	—	327,633
FHLB and FRB stock	13,378	—	—	—	N/A
Loans held for sale, at fair value	984	—	984	—	984
Loans held for sale, at lower of cost
or fair value	187	—	206	—	206
Loans, net of allowance for loan losses	3,668,000	—	—	3,649,132	3,649,132
Accrued interest receivable	9,452	—	1,041	8,411	9,452
Cash flow hedges	1,394	—	1,394	—	1,394
Loan level swaps	3,131	—	3,131	—	3,131
Financial liabilities
Deposits	$3,698,354	$3,082,728	$612,591	$—	$3,695,319
Federal Home Loan Bank advances	37,898	—	37,907	—	37,907
Subordinated debt	83,024	—	—	84,150	84,150
Accrued interest payable	1,756	192	1,495	69	1,756
Loan level swaps	3,131	—	3,131	—	3,131

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 are as follows:

		Fair Value Measurements at December 31, 2016 Using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$162,691	$162,691	$—	$—	$162,691
Securities available for sale	305,388	4,825	300,563	—	305,388
FHLB and FRB stock	13,813	—	—	—	N/A
Loans held for sale, at fair value	1,200	—	1,200	—	1,200
Loans held for sale, at lower of cost
or fair value	388	—	428	—	428
Loans, net of allowance for loan losses	3,279,936	—	—	3,256,837	3,256,837
Accrued interest receivable	8,153	—	899	7,254	8,153
Cash flow hedges	123	—	123	—	123
Loan level swaps	1,543	—	1,543	—	1,543
Financial liabilities
Deposits	$3,411,837	$2,861,116	$549,332	$—	$3,410,448
Federal Home Loan Bank advances	61,795	—	62,286	—	62,286
Subordinated debt	48,764	—	—	48,768	48,768
Accrued interest payable	1,127	161	966	—	1,127
Cash flow hedges	867	—	867	—	867
Loan level swaps	1,543	—	1,543	—	1,543

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

Accrued interest receivable/payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification. Accrued interest on deposits and securities are included in Level 2. Accrued interest on loans and subordinated debt are included in Level 3.

Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

9. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31,

(In thousands)	2017	2016	2015
Professional and legal fees	$4,486	$3,459	$2,747
Wealth Division other expense	2,418	2,029	2,147
Branch Restructure (Note 4)	—	—	1,735
Telephone	998	976	942
Advertising	1,108	824	637
Loan expense	485	715	426
Provision for ORE losses	—	—	250
Intangible amortization	321	123	82
Other operating expenses	7,485	5,980	5,959
Total other operating expenses	$17,301	$14,106	$14,925

10. INCOME TAXES

The income tax expense included in the consolidated financial statements for the years ended December 31 is allocated as follows:

(In thousands)	2017	2016	2015
Federal:
Current expense/(benefit)	$1,559	$13,207	$13,035
Deferred expense/(benefit)	13,922	486	(3,210)
State:
Current expense/(benefit)	2,133	2,105	3,176
Deferred expense/(benefit)	196	466	(833)
Total income tax expense	$17,810	$16,264	$12,168

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35 percent to income before taxes as a result of the following:

(In thousands)	2017	2016	2015
Computed “expected” tax expense	$19,008	$14,959	$11,249
(Decrease)/increase in taxes resulting from:
Tax-exempt income	(584)	(496)	(316)
State income taxes	1,514	1,671	1,523
Bank owned life insurance income	(475)	(492)	(454)
Life insurance expense	479	297	175
Interest disallowance	124	95	40
Meals and entertainment expense	76	77	69
Stock-based compensation	(982)	15	86
Rate adjustment	—	—	(70)
Tax reform impact	(1,648)	—	—
Other	298	138	(134)
Total income tax expense	$17,810	$16,264	$12,168

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$9,972	$12,969
Lease adjustment	49	89
Post-retirement benefits	297	443
Prepaid alternative minimum assessment	—	283
Contribution limitation	—	235
Organization costs	14	22
Cash flow hedge	—	304
Unrealized loss on securities available for sale	714	668
Stock option expense	118	387
Nonaccrual interest	31	25
Accrued compensation	900	1,993
Capital leases	774	1,075
Total gross deferred tax assets	$12,869	$18,493
Deferred tax liabilities:
Depreciation	$10,091	$800
Cash flow hedge	392	—
Deferred loan origination costs and fees	1,072	1,535
Deferred income	729	790
Investment securities, principally due to the accretion of bond discount	13	4
Other	20	44
Total gross deferred tax liabilities	12,317	3,173
Net deferred tax asset	$552	$15,320

Based upon taxes paid and projected future taxable income, Management believes that it is more likely than not that the gross deferred tax assets will be realized.

At December 31, 2017 and 2016, the Company had no unrecognized tax benefits. The Company does not expect the amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Act”) was signed into law.  The Act contains several changes in existing tax law impacting businesses, including a reduction in the Federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018. The Company determined a reduction in the value of its net deferred tax liability of approximately $1.6 million, which was a result of a reduction in the Federal corporate tax rate that is expected to apply to the reversal of the Company’s temporary differences. The Company recorded the reduction in the deferred tax liability as an income tax benefit in the Company’s statement of income for the fourth quarter ended December 31, 2017. The tax benefit was net of tax expense of $215 thousand related to the other comprehensive income revaluation adjustment.

The Company is subject to U.S. Federal income tax as well as income tax of various state jurisdictions. The Company is no longer subject to federal examination for tax years prior to 2014. The tax years of 2014, 2015 and 2016 remains open to federal examination. The Company is no longer subject to state and local examinations by tax authorities for tax years prior to 2013. The tax years of 2013, 2014, 2015 and 2016 remain open for state examination.

11. BENEFIT PLANS

The Company sponsors a profit sharing plan and a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. Under the savings plan, the Company contributes three percent of salary for each employee regardless of the employees’ contributions as well as partially matching employee contributions. Expense for the savings plan totaled approximately $1.6 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

Contributions to the profit sharing plan are made at the discretion of the Board of Directors and all funds are invested solely in Company common stock. The Company did not contribute to the profit sharing plan in 2017, 2016 or 2015.

12. STOCK-BASED COMPENSATION

The Company’s 2006 Long-Term Stock Incentive Plan and 2012 Long-Term Stock Incentive Plan allow the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. As of December 31, 2017, the total number of shares available for grant in all active plans was 678,951. There are no shares remaining for issuance with respect to stock option plans approved in 1995, 1998 and 2002; however, options granted under those plans are still included in the numbers below.

Options granted under the stock incentive plans are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair value of the common stock on the date of grant, and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant. Some options granted to officers at or above the senior vice president level were immediately exercisable at the date of grant. The Company has a policy of using authorized but unissued shares to satisfy option exercises.

Upon adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

Changes in options outstanding during 2017 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2017	179,159	$16.27
Granted during 2017	—	—
Exercised during 2017	(50,473)	19.07
Expired during 2017	(7,722)	26.90
Forfeited during 2017	(881)	15.62
Balance, December 31, 2017	120,083	$14.41	3.38 years	$2,475
Vested and expected to vest	120,083	$14.41	3.38 years	$2,475
Exercisable at December 31, 2017	120,083	$14.41	3.38 years	$2,475

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on December 31, 2017 was $35.02.

There were no stock options granted in 2017.

As of December 31, 2017, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.

The Company issued stock awards/units in 2017, 2016 and 2015. The stock awards were either service based awards or performance based awards. The service based awards vest ratably over a three or five-year period. The performance based awards that were granted in prior periods are dependent upon the Company meeting certain performance criteria and cliff vest at the end of the performance period. During the fourth quarter of 2015, the Company concluded that the performance targets for the 2014 and 2015 grants will no longer be met and therefore, reversed approximately $592 thousand of previously recorded expense for the performance awards. Total unrecognized compensation expense for performance based awards is $1.7 million as of December 31, 2017. The Company does not expect the performance based awards to vest.

As of December 31, 2017, there was $737 thousand of total unrecognized compensation cost related to service based awards. That cost is expected to be recognized over a weighted average period of 0.54 years. As of December 31, 2017, there was $3.6 million of total unrecognized compensation cost related to service based units. That cost is expected to be recognized over a weighted average period of 1.20 years. Total stock-based compensation expense recognized for stock awards/units totaled $3.5 million, $2.8 million and $1.5 million in 2017, 2016 and 2015, respectively, while total stock-

based compensation expense recognized for stock options was $6 thousand, $56 thousand and $219 thousand for 2017, 2016 and 2015, respectively.

Changes in non-vested shares dependent on performance criteria for 2017 were as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2017	92,767	$18.12
Granted during 2017	—	—
Vested during 2017	—	—
Forfeited during 2017	—	—
Balance, December 31, 2017	92,767	$18.12

Changes in service based restricted stock awards/units for 2017 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2017	368,130	$19.26
Granted during 2017	136,708	30.13
Vested during 2017	(184,525)	18.93
Forfeited during 2017	(11,688)	27.59
Balance, December 31, 2017	308,625	$23.96

13. COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is a party to litigation arising from the conduct of its business. Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner. There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $629.0 million and $434.4 million at December 31, 2017 and 2016, respectively, which are not included in the accompanying consolidated financial statements. These commitments include unused commercial and home equity lines of credit.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less. The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit and amounted to $17.1 million and $12.8 million at December 31, 2017 and 2016, respectively. The fair value of the Company’s liability for financial standby letters of credit was insignificant at December 31, 2017.

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

At December 31, 2017, the Company was obligated under non-cancelable operating leases for certain premises. Rental expense aggregated $2.5 million, $2.4 million and $2.6 million for the years ended December 31, 2017, 2016 and 2015 respectively, which is included in premises and equipment expense in the consolidated statements of income.

The minimum annual lease payments under the terms of the operating lease agreements, as of December 31, 2017, were as follows:

(In thousands)
2018	$2,472
2019	1,668
2020	1,482
2021	1,281
2022	728
Thereafter	1,312
Total	$8,943

The Company is also obligated under legally binding and enforceable agreements to purchase goods and services from third parties, including data processing service agreements.

The Company is a limited partner in a Small Business Investment Company (“SBIC”). As of December 31, 2017, the Company had unfunded commitments of $2.7 million for its investment in SBIC qualified funds.

14. REGULATORY CAPITAL

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital.  Management believes that as of December 31, 2017, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total capital
(to risk-weighted assets)	$485,252	14.34%	$338,327	10.00%	$270,662	8.00%	$312,953	9.25%

Tier I capital
(to risk-weighted assets)	448,812	13.27	270,662	8.00	202,996	6.00	245,287	7.25

Common equity tier I
(to risk-weighted assets)	448,810	13.27	219,913	6.50	152,247	4.50	194,538	5.75

Tier I capital
(to average assets)	448,812	10.61	211,523	5.00	169,219	4.00	169,219	4.00

As of December 31, 2016:
Total capital
(to risk-weighted assets)	$392,305	12.87%	$304,758	10.00%	$243,806	8.00%	262,854	8.625

Tier I capital
(to risk-weighted assets)	360,097	11.82	243,806	8.00	182,855	6.00	201,902	6.625

Common equity tier I
(to risk-weighted assets)	360,094	11.82	198,093	6.50	137,141	4.50	156,188	5.125

Tier I capital
(to average assets)	360,097	9.31	193,430	5.00	154,744	4.00	154,744	4.00

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total capital
(to risk-weighted assets)	$502,334	14.84%	N/A	N/A	$270,866	8.00%	$313,189	9.25%

Tier I capital
(to risk-weighted assets)	382,870	11.31	N/A	N/A	203,149	6.00	245,472	7.25

Common equity tier I
(to risk-weighted assets)	382,868	11.31	N/A	N/A	152,362	4.50	194,685	5.75

Tier I capital
(to average assets)	382,870	9.04	N/A	N/A	169,318	4.00	169,318	4.00

As of December 31, 2016:
Total capital
(to risk-weighted assets)	$404,017	13.25%	N/A	N/A	$243,910	8.00%	262,966	8.625

Tier I capital
(to risk-weighted assets)	323,045	10.60	N/A	N/A	182,933	6.00	201,988	6.625

Common equity tier I
(to risk-weighted assets)	323,042	10.60	N/A	N/A	137,200	4.50	156,255	5.125

Tier I capital
(to average assets)	323,045	8.35	N/A	N/A	154,788	4.00	154,788	4.00

(A)

When fully phased in on January 1, 2019, the Basel Rules will require the Company and the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) Common Equity Tier 1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

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

Interest Rate Swap Designated as Cash Flow Hedge: Interest rate swaps with a notional amount of $180.0 million at December 31, 2017 and 2016 were designated as a cash flow hedge of certain interest-bearing demand brokered deposits and were determined to be fully effective during 2017 and 2016. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of these swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Information about the interest rate swaps designated as cash flow hedges as of December 31, 2017 and 2016 is presented in the following table:

(Dollars in thousands)	2017		2016
Notional amount	$180,000		$180,000
Weighted average pay rate	1.64%		1.64%
Weighted average receive rate	1.33%		0.58%
Weighted average maturity	2.25	years	3.25	years
Unrealized gain/(loss), net	$1,394		$(744)

Net interest expense recorded on these swap transactions totaled approximately $898 thousand and $2.0 million for the twelve months ended December 31, 2017 and 2016, respectively, and is reported as a component of interest expense.

Cash Flow Hedge

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the year ended December 31:

2017
Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$2,138	$—	$—

2016
Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$587	$—	$—

The following tables reflect the cash flow hedges included in the financial statements as of December 31, 2017 and 2016:

	December 31, 2017
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$1,394
Total included in other assets	180,000	1,394

	December 31, 2016
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$(744)
Total included in other assets	30,000	123
Total included in other liabilities	$150,000	$(867)

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

Information about these swaps is as follows:

(Dollars in thousands)	December 31, 2017		December 31, 2016
Notional amount	$317,363		$126,810
Fair value	$3,131		$1,543
Weighted average pay rates	4.11%		3.75%
Weighted average receive rates	3.43%		2.65%
Weighted average maturity	7.6	years	9.4	years

16. SHAREHOLDERS EQUITY

The Dividend Reinvestment Plan of the Company (the “Plan”), allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. The Plan provides that shares may be purchased directly from the Company out of its authorized but unissued or treasury shares, or in the open market. During 2017 and 2016, the shares purchased under the Plan were from authorized but unissued shares. The price of shares purchased under the Plan will be the average price paid for such shares by the Plan’s administrator, Computershare Investor Services. The price to the Plan administrator of shares purchased directly from the Company with reinvested dividends or voluntary cash payments will be 97 percent of their “fair market value,” as that term is herein defined in the Plan. The three percent discount will continue until terminated or modified by action of the Board of Directors. Total shares issued through the Plan in 2017 totaled 1,204,710 and resulted in additional capital of $36.6 million, of which 1,202,180 shares were issued through the voluntary purchase portion of the Plan. Total shares issued through the Plan in 2016 totaled 1,137,998 and resulted in additional capital of $22.5 million, of which 1,134,068 shares were issued through the voluntary purchase portion of the Plan.

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

Private Wealth Management Division

Peapack-Gladstone Bank’s Private Wealth Management Division, including PGB Trust & Investments of Delaware, MCM, and QCM, which includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.

The following table presents the statements of income and total assets for the Company’s reportable segments for the twelve months ended December 31, 2017, 2016 and 2015:

	Twelve Months Ended December 31, 2017
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$105,353	$5,788	$111,141
Noninterest income	10,943	23,684	34,627
Total income	116,296	29,472	145,768
Provision for loan losses	5,850	—	5,850
Compensation and benefits	42,917	11,039	53,956
Premises and equipment expense	10,682	1,306	11,988
FDIC expense	2,366	—	2,366
Other noninterest expense	9,466	7,835	17,301
Total noninterest expense	71,281	20,180	91,461
Income before income tax expense	45,015	9,292	54,307
Income tax expense	14,763	3,047	17,810
Net income	$30,252	$6,245	$36,497

Total assets at period end	$4,202,957	$57,590	$4,260,547

	Twelve Months Ended December 31, 2016
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$91,334	$5,101	$96,435
Noninterest income	10,217	18,701	28,918
Total income	101,551	23,802	125,353
Provision for loan losses	7,500	—	7,500
Compensation and benefits	36,028	8,975	45,003
Premises and equipment expense	10,213	1,032	11,245
FDIC expense	4,758	—	4,758
Other noninterest expense	8,565	5,541	14,106
Total noninterest expense	67,064	15,548	82,612
Income before income tax expense	34,487	8,254	42,741
Income tax expense	13,123	3,141	16,264
Net income	$21,364	$5,113	$26,477

Total assets at period end	$3,832,765	$45,868	$3,878,633

	Twelve Months Ended December 31, 2015
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$80,190	$4,262	$84,452
Noninterest income	6,434	17,280	23,714
Total income	86,624	21,542	108,166
Provision for loan losses	7,100	—	7,100
Compensation and benefits	31,889	8,389	40,278
Premises and equipment expense	10,534	1,035	11,569
FDIC expense	2,154	—	2,154
Other noninterest expense	9,562	5,363	14,925
Total noninterest expense	61,239	14,787	76,026
Income before income tax expense	25,385	6,755	32,140
Income tax expense	9,611	2,557	12,168
Net income	$15,774	$4,198	$19,972

Total assets at period end	$3,326,219	$38,440	$3,364,659

18. SUBORDINATED DEBT

During June 2016, the Company issued $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2016 Notes”) to certain institutional investors. The 2016 Notes are non-callable for five years, have a stated maturity of June 30, 2026, and bear interest at a fixed rate of 6.0% per year until June 30, 2021. From June 30, 2021 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 485 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $1.3 million and are being amortized to maturity.

Approximately $40.0 million of the net proceeds from the sale of the 2016 Notes were contributed by the Company to the Bank in the second quarter of 2016. The remaining funds (approximately $10 million) were retained by the Company for operational purposes.

During December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes are non-callable for five years, have a stated maturity of December 15, 2027, and bear interest at a fixed rate of 4.75% per year until December 15, 2022. From December 16, 2022 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 254 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $875 thousand and are being amortized to maturity.

Approximately $29.1 million of the net proceeds from the sale of the 2017 Notes were contributed by the Company to the Bank in the fourth quarter of 2017. The remaining funds of approximately $5 million, representing three years of interest payments, were retained by the Company for operational purposes.

Subordinated debt is presented net of issuance cost on the Consolidated Statements of Condition. The subordinated debt issuances are included in the Company’s regulatory total capital amount and ratio.

In connection with the issuance of the 2017 Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade rating of BBB- for the Company’s subordinated debt.

19. ACQUISITIONS

On May 1, 2015, the Company acquired Wealth Management Consultants. The purchase price included cash, common stock and common stock warrants.

The fair value of the equity included as part of the consideration was determined based on the closing price of the Company’s common shares on the acquisition date and totaled $2.0 million

The acquisition resulted in goodwill and identifiable intangible assets of $2.8 million.

Equity instruments paid as a part of consideration included common stock shares of 47,916 and common stock warrants of 139,860 worth $1.0 million. The per share weighted average fair value of the stock warrants on acquisition date was $7.15. The Company calculated the value using the Black-Scholes Option-Pricing model with the following weighted average assumptions.

Dividend yield	0.93%
Expected volatility	33.73%
Expected life	7	Years
Risk-free interest rate	1.84%

The Company completed two acquisitions during 2017 supporting the Bank’s overall wealth management strategy. The acquisitions were not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

On August 1, 2017, the Company acquired MCM. The purchase price was comprised of cash and common stock. The excess of the purchase price over the estimated fair value of the identifiable net assets was recorded as goodwill, none of which is tax deductible.

On November 1, 2017, the Company acquired QCM. The purchase price was comprised of cash and common stock. The excess of the purchase price over the estimated fair value of the identifiable net assets was recorded as goodwill and is deductible for tax purposes.

The fair value of the equity included as part of the consideration for both acquisitions was determined based on the closing price of the Company’s common shares on the acquisition date and totaled $5.1 million in the aggregate.

The two acquisitions combined resulted in goodwill of $15.5 million and identifiable intangible assets of $5.5 million. Identifiable intangible assets include tradename, customer relationships and non-compete agreements. No liabilities were assumed at the acquisition date.

Goodwill on the Company’s balance sheet totaled $17.1 million and $1.6 million as of December 31, 2017 and 2016, respectively. Of the $17.1 million of goodwill, $563 thousand relates to the Banking segment and $16.5 million relates to the Wealth Management segment.

During 2017, the Company conducted its annual impairment analysis and concluded that there is no impairment of goodwill.

The table below presents a rollforward of goodwill and intangible assets for the years ended December 31, 2017, 2016, and 2015:

		Identifiable
(In thousands)	Goodwill	Intangible Assets
Balance as of 1/1/15	$563	$—
Acquisitions during the period	1,010	1,741
Amortization during the period	—	82
Balance as of 12/31/15	$1,573	$1,659
Amortization during the period	—	124
Balance as of 12/31/16	$1,573	$1,535
Acquisitions during the period	15,534	5,466
Amortization during the period	—	321
Balance as of 12/31/17	$17,107	$6,680

Amortization expense related to identifiable intangible assets was $321 thousand, $124 thousand, and $82 thousand for 2017, 2016, and 2015, respectively.

Estimated amortization expense for each of the next five years is shown in the table below.

(In thousands)
2018	$719
2019	719
2020	712
2021	708
2022	593

20. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the years ended December 31, 2017, 2016 and 2015:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	(Loss) Income
		Comprehensive	Accumulated	Twelve Months
	Balance at	(Loss) Income	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2016	Reclassifications	Loss	2017	2017
Net unrealized holding
loss on securities
available for sale,
net of tax	$(1,091)	$(731)	$—	$(731)	$(1,822)

(Losses)/gains on cash flow hedge	$(440)	$1,265	$—	$1,265	$825

Accumulated other
comprehensive loss,
net of tax	$(1,531)	$534	$—	$534	$(997)

			Amount	Other
			Reclassified	Comprehensive
		Other	from	(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	(Loss)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2015	Reclassifications	Income	2016	2016
Net unrealized holding
gain/(loss) on securities
available for sale,
net of tax	$408	$(1,424)	$(75)	$(1,499)	$(1,091)

(Losses)/gains on cash flow hedge	(787)	$347	$—	$347	$(440)

Accumulated other
comprehensive loss,
net of tax	$(379)	$(1,077)	$(75)	$(1,152)	$(1,531)

			Amount	Other
			Reclassified	Comprehensive
		Other	from	Income
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2014	Reclassifications	Income	2015	2015
Net unrealized holding
gain/(loss) on securities
available for sale,
net of tax	$1,321	$(602)	$(311)	$(913)	$408

Losses on cash flow hedge	$(100)	$(687)	$—	$(687)	$(787)

Accumulated other
comprehensive income/(loss),
net of tax	$1,221	$(1,289)	$(311)	$(1,600)	$(379)

The following represents the reclassifications out of accumulated other comprehensive income for the twelve months ended December 31, 2017, 2016 and 2015:

	Twelve Months Ended
	December 31,
(In thousands)	2017	2016	2015	Affected Line Item in Statements of Income
Unrealized gains/(losses) on
Realized gain on securities sales, AFS	$—	$119	$527	Securities gains, net
Income tax expense	—	(44)	(216)	Income tax expense
Total reclassifications, net of tax	$—	$75	$311

21. CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2017	2016
Assets
Cash	$14,563	$10,330
Interest-earning deposits	515	515
Total cash and cash equivalents	15,078	10,845
Investment in subsidiary	469,622	361,262
Other assets	2,551	1,303
Total assets	$487,251	$373,410
Liabilities
Subordinated debt	$83,024	$48,764
Other liabilities	549	436
Total liabilities	83,573	49,200
Shareholders’ equity
Common stock	15,858	14,717
Surplus	283,552	238,708
Treasury stock	(8,988)	(8,988)
Retained earnings	114,253	81,304
Accumulated other comprehensive loss	(997)	(1,531)
Total shareholders’ equity	403,678	324,210
Total liabilities and shareholders’ equity	$487,251	$373,410

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2017	2016	2015
Income
Dividend from Bank	$—	$—	$—
Other income	2	1	1
Total income	2	1	1
Expenses
Interest expenses	3,206	1,696	—
Other expenses	554	699	525
Total expenses	3,760	2,395	525
Loss before income tax benefit and
equity in undistributed earnings of Bank	(3,758)	(2,394)	(524)
Income tax benefit	(1,313)	(835)	(180)
Net loss before equity in undistributed earnings of Bank	(2,445)	(1,559)	(344)
Equity in
undistributed earnings of Bank/(dividends in excess of earnings)	38,942	28,036	20,316
Net income	$36,497	$26,477	$19,972
Other comprehensive income/(loss)	534	(1,152)	(1,600)
Comprehensive income	$37,031	$25,325	$18,372

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$36,497	$26,477	$19,972
Undistributed earnings of Bank	(38,942)	(28,036)	(20,316)
Amortization of subordinated debt costs	135	71	—
Increase in other assets	(1,248)	(889)	(194)
Increase in other liabilities	113	114	81
Net cash used in operating activities	(3,445)	(2,263)	(457)

Cash flows from investing activities:
Capital contribution to subsidiary	(60,177)	(57,823)	(18,000)
Net cash used in investing activities	(60,177)	(57,823)	(18,000)

Cash flows from financing activities:
Cash dividends paid on common stock	(3,548)	(3,296)	(3,100)
Exercise of stock options, net of stock swaps	690	1,069	86
Proceeds from issuance of subordinated debt	34,125	48,693	—
Issuance of common shares (DRIP program)	36,588	22,461	13,648
Net cash provided by financing activities	67,855	68,927	10,634

Net increase/(decrease) in cash and cash equivalents	4,233	8,841	(7,823)
Cash and cash equivalents at beginning of period	10,845	2,004	9,827
Cash and cash equivalents at end of period	$15,078	$10,845	$2,004

22.       SUPPLEMENTAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial data for the periods indicated:

Selected 2017 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$31,385	$33,412	$37,491	$36,439
Interest expense	5,794	6,440	7,499	7,853
Net interest income	25,591	26,972	29,992	28,586
Provision for loan losses	1,600	2,200	400	1,650
Wealth management fee income	4,818	5,086	5,790	7,489
Securities gains/(losses), net	—	—	—	—
Other income	2,201	3,085	3,041	3,117
Operating expenses	19,304	20,095	21,961	24,251
Income before income tax expense	11,706	12,848	16,462	13,291
Income tax expense	3,724	4,908	6,256	2,922
Net income	$7,982	$7,940	$10,206	$10,369

Earnings per share-basic	$0.47	$0.45	$0.57	$0.57
Earnings per share-diluted	0.46	0.45	0.56	0.56

Selected 2016 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$27,898	$29,035	$29,844	$30,271
Interest expense	4,488	4,859	5,575	5,691
Net interest income	23,410	24,176	24,269	24,580
Provision for loan losses	1,700	2,200	2,100	1,500
Wealth management fee income	4,295	4,899	4,436	4,610
Securities gains/(losses), net	101	18	—	—
Other income	1,867	2,531	3,099	3,062
Operating expenses	19,206	18,775	18,166	18,965
Income before income tax expense	8,767	10,649	11,538	11,787
Income tax expense	3,278	4,085	4,422	4,479
Net income	$5,489	$6,564	$7,116	$7,308

Earnings per share-basic	$0.35	$0.41	$0.43	$0.44
Earnings per share-diluted	0.34	0.40	0.43	0.43

Selected 2015 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$22,361	$23,852	$25,806	$27,123
Interest expense	2,778	3,508	4,100	4,304
Net interest income	19,583	20,344	21,706	22,819
Provision for loan losses	1,350	2,200	1,600	1,950
Wealth management fee income	4,031	4,532	4,169	4,307
Securities gains/(losses), net	268	176	83	—
Other income	1,583	1,791	1,358	1,416
Operating expenses	15,768	16,266	16,899	19,993
Income before income tax expense	8,347	8,377	8,817	6,599
Income tax expense	3,339	3,139	3,434	2,256
Net income	$5,008	$5,238	$5,383	$4,343

Earnings per share-basic	$0.34	$0.34	$0.35	$0.28
Earnings per share-diluted	0.33	0.34	0.35	0.28

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2017, Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.

Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committees.

Based on this assessment, Management determined that, as of December 31, 2017, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of the Independent Registered Public Accounting Firm

Crowe Horwath LLP, the independent registered public accounting firm that audited the Company’s December 31, 2017 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors – Nominee for Election as Directors,” “Corporate Governance – Committee of the Board of Directors – Audit Committee,” “– Code of Business Conduct and Conflict of Interest Policy and Corporate Governance Principles,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement is incorporated herein by reference.

A copy of the Code of Business Conduct and Conflict of Interest Policy is available to shareholders on the “Governance Documents” section of the Investors Relations section of the Company’s website at www.pgbank.com.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience
Douglas L. Kennedy	61	October 9, 2012	Chief Executive Officer
Jeffrey J. Carfora	59	March 30, 2009	Chief Financial Officer
John P. Babcock	60	March 10, 2014	President of Private Wealth Management
Lisa P. Chalkan	53	April 21, 2016	Chief Credit Officer
Robert A. Plante	58	March 20, 2017	Chief Operating Officer

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

Lisa P. Chalkan joined the bank in April 2015. Ms. Chalkan has more than 30 years of financial services experience with a concentration in risk management, credit administration, underwriting and managing of policies and procedures. Ms. Chalkan was promoted to Executive Vice President and Chief Credit Officer in April 2016. Prior to joining Peapack-Gladstone Bank in 2015, Ms. Chalkan served key roles at Capital One N.A. as Senior Vice President, Head of Commercial Policy; Director of Loan Administration/Commercial Banking; and Manager of Middle Market Underwriting/New Jersey where she was responsible for defining the credit parameters and authorities for commercial business and the build-out of a centralized credit administration team. Prior to her tenure at Capital One, Ms. Chalkan held key positions at Fleet Boston Financial/Bank of America, and HSBC Bank USA/HSBC Securities, Inc. as Vice President, Underwriting Manager, in Small Business Services and Risk Review Field Manager, respectively. Ms. Chalkan holds a Bachelor of Arts Degree in Economics from Rutgers University.

Mr. Plante joined the bank in March 2017 as Executive Vice President and Chief Operating Officer. Mr. Plante is a seasoned executive, proficient in tactical and operational leadership within the financial services industry. From 2012 to March 2017, Mr. Plante served as Executive Vice President and Chief Operating Officer of Israel Discount Bank of New York. From 2008 to 2011, Mr. Plante served as Chief Information Officer at IDB of NY. Prior to IDB of NY, Mr. Plante was Chief Information Officer for The CIT Group, a global commercial and consumer finance company. Prior to CIT, he also held senior positions with GE Capital Global Consumer Finance and with the Geary Corporation, a privately held IT consulting Company. Mr. Plante has a Bachelor of Science in Business Administration from the University of Vermont.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report in the 2018 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2017 for all equity compensation plans under which shares of our common stock may be issued:

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column

Equity
Compensation
Plans Approved
By Security
Holders	120,083	$14.41	678,951

Equity
Compensation
Plans Not
Approved By
Security Holders	N/A	N/A	N/A
Total	120,083	$14.41	678,951

The information set forth under the captions “Beneficial Ownership of Common Stock” in the 2018 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance – Director Independence” in the 2018 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Proposal 4 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “– Audit Committee Pre-approval Procedures” in the 2018 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2017 and 2016.
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2017 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2017 Annual Report.

(b)	Exhibits

(3)		Articles of Incorporation and By-Laws:

	A.	Certificate of Incorporation as incorporated herein by reference to Exhibit 3 of the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009 (SEC File No. 001-16197).

	B.	By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K Current Report filed on December 20, 2017.

(4)		Instruments Defining the Rights of Security Holders

	A.	Indenture, dated June 15, 2016, by and between the Company and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on June 15, 2016.

	B.	First Supplemental Indenture, dated as of June 15, 2016, by and between the Company and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 15, 2016.

	C.	Indenture, dated December 12, 2017, by and between the Company and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on December 12, 2017.

	D.	First Supplemental Indenture, dated as of December 12, 2017, by and between the Company and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on December 12, 2017.

(10)	Material Contracts:

A.	“Directors’ Retirement Plan” dated as of March 31, 2001, incorporated by reference to Exhibit 10(J) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

B.	“Directors’ Deferral Plan” dated as of March 31, 2001, incorporated by reference to Exhibit 10(K) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2003 (SEC File No. 001-16197). +

C.	Peapack-Gladstone Financial Corporation 1998 Stock Option Plan for Outside Directors and Peapack-Gladstone Financial Corporation 2002 Stock Option Plan for Outside Directors, each as amended and restated through December 8, 2005, are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on December 14, 2005 (SEC File No. 001-16197). +

D.	Peapack-Gladstone Financial Corporation Amended and Restated 1998 Stock Option Plan and Peapack-Gladstone Financial Corporation Amended and Restated 2002 Stock Option Plan are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on January 13, 2006 (SEC File No. 001-16197). +

E.	Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q Quarterly Report filed on May 10, 2006 (SEC File No. 001-16197). +

F.	(1) Form of Restricted Stock Agreement, (2) Form of Restricted Stock Agreement for Outside Directors, (3) Form of Time-Based/Performance-Based Restricted Stock Agreement (4) Form of Non-qualified Stock Option Agreement, (5) Form of Incentive Stock Option Agreement and (6) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, incorporated by reference to Exhibits 10(H)(1), 10(H)(2), 10(H)(3), 10(H)(4), 10(H)(5) and 10(H)(6) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

G.	(1) Form of Non-qualified Stock Option Agreement, (2) Form of Incentive Stock Option Agreement, (3) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10(I)(2), 10(I)(3) and 10(I)(4) of the Registrant’s Form 10-K for the year ended December 31, 2012. +

H.	Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q Quarterly Report filed on November 7, 2016.+

I.	Employment Agreement dated as of December 4, 2013, by and among the Company, the Bank and Douglas L. Kennedy incorporated by reference to Exhibit 10(L) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

J.	Amended and Restated Employment Agreement dated as of December 4, 2013, by and among the Company, the Bank and Jeffrey J. Carfora incorporated by reference to Exhibit 10(O) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

K.	Employment Agreement dated as of March 10, 2014, by and among the Company, the Bank and John P. Babcock incorporated by reference to Exhibit 10(N) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016. +

L.	Change in Control Agreement dated as of December 4, 2013, by and among the Company, the Bank and Douglas L. Kennedy incorporated by reference to Exhibit 10(Q) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

M.	Amended and Restated Change in Control Agreement dated as of December 4, 2013, by and among the Company, the Bank and Jeffrey J. Carfora incorporated by reference to Exhibit 10(S) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

N.	Change in Control Agreement dated as of March 20, 2017, by and among the Company, the Bank and Robert A. Plante. +

O.	Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and Douglas L. Kennedy, incorporated by reference to Exhibit 10(A) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +

P.	Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and John P. Babcock, incorporated by reference to Exhibit 10(A) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +

Q.	Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and Jeffrey J. Carfora, incorporated by reference to Exhibit 10(A) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +

(21)	List of Subsidiaries:

(a) Subsidiaries of the Company:

Name	Jurisdiction of Incorporation	Percentage of Voting Securities Owned by the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:

Name

PGB Trust and Investments of Delaware	Delaware	100%
Peapack-Gladstone Mortgage Group	New Jersey	100%
BGP RRE Holdings, LLC	New Jersey	100%
BGP CRE Painter Farm, LLC	New Jersey	100%
BGP CRE Heritage, LLC	New Jersey	100%
BGP CRE K&P Holdings, LLC	New Jersey	100%
BGP CRE Office Property, LLC	New Jersey	100%
PG Investment Company of Delaware	Delaware	100%
Peapack-Gladstone Realty, Inc.	New Jersey	100%
Peapack Capital Corporation	New Jersey	100%
Murphy Capital Management	New Jersey	100%
Quadrant Capital Management	New Jersey	100%
Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(23)	Consent of Independent Registered Public Accounting Firm:

(23.1)	Consent of Crowe Horwath LLP

(24)	Power of Attorney

(31.1)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone and Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(100)	Interactive Data File
+	Management contract and compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Not applicable.

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

Dated:    March 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	Chief Executive Officer and Director	March 12, 2018
Douglas L. Kennedy
/s/ Jeffrey J. Carfora	Senior Executive Vice President and Chief Financial Officer	March 12, 2018
Jeffrey J. Carfora
/s/ F. Duffield Meyercord	Chairman of the Board	March 12, 2018
F. Duffield Meyercord
/s/ Carmen M. Bowser	Director	March 12, 2018
Carmen M. Bowser

/s/ Susan A. Cole	Director	March 12, 2018
Susan A. Cole

/s/ Anthony J. Consi II	Director	March 12, 2018
Anthony J. Consi II
/s/ Richard Daingerfield	Director	March 12, 2018
Richard Daingerfield

/s/ Edward A. Gramigna	Director	March 12, 2018
Edward A. Gramigna

/s/ Steven A. Kass	Director	March 12, 2018
Steven A. Kass
/s/ John D. Kissel	Director	March 12, 2018
John D. Kissel
/s/ James R. Lamb	Director	March 12, 2018
James R. Lamb
/s/ Philip W. Smith III	Director	March 12, 2018
Philip W. Smith III

/s/ Tony Spinelli	Director	March 12, 2018
Tony Spinelli
/s/ Beth Welsh	Director	March 12, 2018
Beth Welsh