Form 10-Q
period 2018-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2018-05-08
CIK 1050743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2018

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

Number of shares of Common Stock outstanding as of May 1, 2018:

18,923,914

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Index

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share and per share data)

	(unaudited)	(audited)
	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$4,223	$4,415
Federal funds sold	101	101
Interest-earning deposits	149,192	108,931
Total cash and cash equivalents	153,516	113,447

Securities available for sale	342,553	327,633
Equity Security	4,746	—
FHLB and FRB stock, at cost	23,703	13,378
Loans held for sale, at fair value	344	984
Loans held for sale, at lower of cost or fair value	3,075	187
Loans	3,708,297	3,704,440
Less: Allowance for loan and lease losses	37,696	36,440
Net loans	3,670,601	3,668,000

Premises and equipment	28,923	29,476
Other real estate owned	2,090	2,090
Accrued interest receivable	7,306	9,452
Bank owned life insurance	44,779	44,586
Deferred tax assets, net	629	552
Goodwill	17,107	17,107
Other intangible assets	6,549	6,729
Other assets	30,573	26,926
TOTAL ASSETS	$4,336,494	$4,260,547
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$536,054	$539,304
Interest-bearing deposits:
Interest-bearing deposits checking	1,089,980	1,152,483
Savings	126,026	119,556
Money market accounts	1,006,540	1,091,385
Certificates of deposit - Retail	540,942	543,035
Subtotal deposits	3,299,542	3,445,763
Interest-bearing demand – Brokered	180,000	180,000
Certificates of deposit - Brokered	72,614	72,591
Total deposits	3,552,156	3,698,354
Overnight borrowings	216,000	—
Federal Home Loan Bank advances	22,898	37,898
Capital lease obligation	8,900	9,072
Subordinated debt, net	83,079	83,024
Accrued expenses and other liabilities	31,055	28,521
TOTAL LIABILITIES	3,914,088	3,856,869
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares;	—	—
liquidation preference of $1,000 per share)
Common stock (no par value; stated value $0.83 per share; authorized
21,000,000 shares; issued shares, 19,329,292 at March 31, 2018 and
19,027,812 at December 31, 2017; outstanding shares, 18,921,114 at
March 31, 2018 and 18,619,634 at December 31, 2017	16,111	15,858
Surplus	293,830	283,552
Treasury stock at cost, 408,178 shares at both March 31, 2018 and
December 31, 2017	(8,988)	(8,988)
Retained earnings	124,295	114,468
Accumulated other comprehensive loss, net of income tax	(2,842)	(1,212)
TOTAL SHAREHOLDERS’ EQUITY	422,406	403,678
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$4,336,494	$4,260,547

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans	$34,667	$29,492
Interest on investments:
Taxable	1,925	1,504
Tax-exempt	109	121
Interest on loans held for sale	10	4
Interest on interest-earning deposits	357	264
Total interest income	37,068	31,385
INTEREST EXPENSE
Interest on savings and interest-bearing deposit
accounts	3,719	1,812
Interest on certificates of deposit	2,149	1,570
Interest on borrowed funds	370	303
Interest on capital lease obligation	107	115
Interest on subordinated debt	1,221	783
Subtotal - interest expense	7,566	4,583
Interest on interest-bearing demand – brokered	680	720
Interest on certificates of deposits – brokered	429	491
Total Interest expense	8,675	5,794
NET INTEREST INCOME BEFORE
PROVISION FOR LOAN AND LEASE LOSSES	28,393	25,591
Provision for loan and lease losses	1,250	1,600
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND LEASE LOSSES	27,143	23,991
OTHER INCOME
Wealth management fee income	8,367	4,818
Service charges and fees	831	771
Bank owned life insurance	336	322
Gains on loans held for sale at fair value (mortgage
banking)	94	47
Fee income related to loan level, back-to-back swaps	252	456
Gain on sale of SBA loans	31	155
Other income	382	450
Securities losses, net	(78)	—
Total other income	10,215	7,019
OPERATING EXPENSES
Compensation and employee benefits	14,579	11,913
Premises and equipment	3,270	2,816
FDIC insurance expense	580	686
Other operating expense	4,908	3,889
Total operating expenses	23,337	19,304
INCOME BEFORE INCOME TAX EXPENSE	14,021	11,706
Income tax expense	3,214	3,724
NET INCOME	$10,807	$7,982

EARNINGS PER SHARE
Basic	$0.58	$0.47
Diluted	$0.57	$0.46
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING
Basic	18,608,309	17,121,631
Diluted	18,908,692	17,438,907

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Net income	$10,807	$7,982
Comprehensive income:
Unrealized gains/(losses) on available for sale
securities:
Unrealized holding gains/(losses) arising
during the period	(2,934)	636
	(2,934)	636
Tax effect	676	(239)
Net of tax	(2,258)	397

Unrealized gains on cash flow hedges:
Unrealized holding gains arising
during the period	741	865
Reclassification adjustment for gains
included in net income	(31)	—
	710	865

Tax effect	(209)	(353)
Net of tax	501	512

Total other comprehensive income/(loss)	(1,757)	909

Total comprehensive income	$9,177	$8,891

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2018

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Loss	Total

Balance at January 1, 2018
18,619,634 common shares
outstanding	$15,858	$283,552	$(8,988)	$114,468	$(1,212)	$403,678
Net income	—	—	—	10,807	—	10,807
Comprehensive loss	—	—	—	—	(1,757)	(1,757)
Cumulative adjustment for
equity security (ASU 2016-01)	—	—	—	(127)	127	—
Restricted stock units issued
83,659 shares	70	(70)	—	—	—	—
Restricted stock awards forfeitures,
(92,767) shares	(77)	77	—	—	—	—
Restricted stock units/awards
repurchased on vesting to pay
taxes, (38,512) shares	(32)	(1,305)	—	—	—	(1,337)
Amortization of restricted stock
awards/units	—	976	—	—	—	976
Cash dividends declared on
common stock ($0.05 per share)	—	—	—	(853)	—	(853)
Common stock options exercised,
6,150, net of 1,541 used to
exercise, 4,609 shares	5	47	—	—	—	52
Sales of shares (Dividend
Reinvestment Program),
317,302 shares	264	10,355	—	—	—	10,619
Issuance of shares for
Employee Stock Purchase
Plan, 6,363 shares	6	215	—	—	—	221
Issuance of common stock for
acquisition 20,826 shares	17	(17)	—	—	—	—
Balance at March 31, 2018
18,921,114 common shares
outstanding	$16,111	$293,830	$(8,988)	$124,295	$(2,842)	$422,406

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income	$10,807	$7,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	799	787
Amortization of premium and accretion of discount on securities, net	368	399
Amortization of restricted stock	976	814
Amortization of intangible	180	31
Amortization of subordinated debt costs	55	32
Provision of loan and lease losses	1,250	1,600
Deferred tax expense/(benefit)	391	(596)
Stock-based compensation and employee stock purchase plan expense	53	35
Fair value adjustment for equity security	78	—
Loans originated for sale (1)	(10,875)	(4,494)
Proceeds from sales of loans held for sale (1)	8,752	6,157
Gain on loans held for sale (1)	(125)	(202)
Increase in cash surrender value of life insurance, net	(193)	(186)
Decrease in accrued interest receivable	2,146	1,330
Decrease in other assets	1,744	8,715
(Decrease)/increase in accrued expenses, capital lease obligations and other liabilities	(2,324)	1,104
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,082	23,508
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	15,817	17,828
Redemptions for FHLB & FRB stock	20,846	450
Purchase of securities available for sale	(38,912)	(12,435)
Purchase of FHLB & FRB stock	(31,171)	(2,073)
Net increase in loans, net of participations sold	(3,851)	(127,841)
Purchase of premises and equipment	(246)	(529)
NET CASH USED IN INVESTING ACTIVITIES	(37,517)	(124,600)
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(146,198)	18,807
Net increase in overnight borrowings se in overnight borrowings	216,000	34,550
Repayments of Federal Home Loan Bank advances	(15,000)	(3,000)
Dividends paid on common stock	(853)	(863)
Exercise of Stock Options, net of stock swaps	52	184
Restricted stock repurchased on vesting to pay taxes	(1,337)	(1,323)
Sales of common shares (Dividend Reinvestment Program)	10,619	8,839
Issuance of shares for employee stock purchase plan	221	171
NET CASH PROVIDED BY IN FINANCING ACTIVITIES	63,504	57,365
Net increase/(decrease) in cash and cash equivalents	40,069	(43,727)
Cash and cash equivalents at beginning of period	113,447	162,691
Cash and cash equivalents at end of period	$153,516	$118,964
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$6,917	$5,051
Income tax, net	529	749
Transfer of loans to other real estate owned	—	137

(1)	Includes mortgage loans originated with the intent to sell which are carried at fair value. In addition, this includes the guaranteed portion of SBA loans which are carried at the lower of cost or fair value.

See accompanying notes to consolidated financial statements

Index

PEAPACK-GLADSTONE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2017 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2018, the results of operations and comprehensive income for the three months ended March 31, 2018 and 2017, shareholders’ equity for the three months ended March 31, 2018 and cash flow statements for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future period.

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware, Peapack Capital Corporation (formed in the second quarter of 2017), Murphy Capital Management (“MCM”) (acquired in the third quarter of 2017), Quadrant Capital Management (“Quadrant”) (acquired in the fourth quarter of 2017), Peapack-Gladstone Mortgage Group, Inc. and Peapack-Gladstone Mortgage Group’s wholly-owned subsidiary, PG Investment Company of Delaware, Inc. and its wholly-owned subsidiary, Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company. While the following footnotes include the collective results of the Company and the Bank, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

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

Segment Information: The Company’s business is conducted through two business segments: its banking subsidiary, which involves the delivery of loan and deposit products to customers and the Private Wealth Management Division, which includes asset management and other services provided for individuals and institutions. Management uses certain methodologies to allocate income and expense to the business segments.

The Banking segment includes commercial, commercial real estate, multifamily, residential and consumer lending activities; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support services.

Peapack-Gladstone Bank’s Private Wealth Management Division includes: asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. This segment also includes the

Index

activity from the Delaware subsidiary, PGB Trust and Investments of Delaware, MCM and Quadrant. Income is recognized as earned.

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

Securities: All securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax, with the exception of the Company’s investment in a CRA investment fund, which is classified as an equity security. In accordance with ASU 2016-01, “Financial Instruments” (adopted January 1, 2018) unrealized holding gains and losses on equity securities are marked to market through the income statement.

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

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Index

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $20.0 million and $20.1 million as of March 31, 2018 and December 31, 2017, respectively. SBA loans held for sale totaled $3.1 million and $187 thousand at March 31, 2018 and December 31, 2017, respectively.

Loans originated with the intent to hold and subsequently transferred to loans held for sale are carried at the lower of cost or fair value. These are loans that the Company no longer has the intent to hold for the foreseeable future.

Loans: Loans that Management has the intent and ability to hold for the foreseeable future or until maturity are stated at the principal amount outstanding. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less purchased premium and discounts and net deferred fees. Loan origination fees and certain direct loan origination costs are deferred and recognized on a level-yield method over the life of the loan as an adjustment to the loan’s yield. The definition of recorded investment in loans includes accrued interest receivable and deferred fees/cost, however, for the Company’s loan disclosures, accrued interest and deferred fees/cost was excluded as the impact was not material.

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

Allowance for Loan and Lease Losses: The allowance for loan and lease losses is a valuation allowance for credit losses that is management’s estimate of losses in the loan portfolio. The process to determine reserves utilizes analytic tools and management judgement and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an impairment analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the size and composition of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans via a specific reserve, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

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

Index

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

Loans are individually evaluated for impairment when they are classified as substandard by Management. If a loan is considered impaired, a portion of the allowance may be allocated so that the loan is reported, net, of the present value of estimated future cash flows using the loan’s existing rate or if repayment is expected solely from the underlying collateral, the loan principal balance is compared to the fair value of collateral less estimated disposition costs to determine the need, if any, for a charge off.

A troubled debt restructuring (“TDR”) is a modified loan with concessions made by the lender to a borrower who is experiencing financial difficulty. TDRs are impaired and are generally measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is a collateral dependent loan, the loan is reported, net, of the fair value of the collateral, less estimated disposition costs. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan and lease losses.

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis. At March 31, 2018 and at December 31, 2017 the multiple was 4.0 times for non-impaired substandard loans and 2.0 times for non-impaired special mention loans.

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

Index

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

Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as the stock of the company if privately held. Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flow. Factors that may influence a business’s profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain. To mitigate the risk characteristics of commercial and industrial loans, these loans often include commercial real estate as collateral to strengthen the Bank’s position and the Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.

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

Index

Asset risk in PCC’s portfolio is generally recognized through changes to loan income, or though changes to lease related income streams due to fluctuations in lease rates. Changes to lease income can occur when the existing lease contract expires, the asset comes off lease or the business seeks to enter a new lease agreement. Asset risk may also change depreciation, resulting from changes in the residual value of the operating lease asset or through impairment of the asset carrying value, which can occur at any time during the life of the asset.

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

Index

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

For the three months ended March 31, 2018, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans. For the three months ended March 31, 2017, the Company recorded $5 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans. There was no recognized tax benefit for the three months ended March 31, 2018 and 2017.

For the Company’s stock option plans, changes in options outstanding during the three months ended March 31, 2018 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2018	120,083	14.41
Exercised	(6,150)	17.27
Expired	(315)	28.10
Forfeited	(2,950)	23.66
Balance, March 31, 2018	110,668	13.97	3.33 years	$2,149
Vested and expected to vest	110,668	13.97	3.33 years	$2,149
Exercisable at March 31, 2018	110,668	13.97	3.33 years	$2,149

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2018 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on March 31, 2018 was $33.39.

There were no stock options granted in the three months ended March 31, 2018.

The Company has previously granted performance based and service based restricted stock awards/units. Service based awards/units vest ratably over a one, three or five-year period.  There were 225,148 restricted stock units granted in the first quarter of 2018.

The performance based awards that were granted in previous periods are dependent upon the Company meeting certain performance criteria and cliff vest at the end of the performance period.  During the fourth quarter of 2015, the Company concluded that the performance targets will no longer be met. The Company did not meet the performance criteria by the end of the performance period at end of year 2017. Therefore, as of March 31, 2018, the Company forfeited 92,767 performance based awards.

Index

Changes in non-vested shares dependent on performance criteria for the three months ended March 31, 2018 were as follows:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2018	92,767	$18.12
Granted	—	—
Vested	—	—
Forfeited	(92,767)	18.12
Balance, March 31, 2018	—	$—

Changes in service based restricted stock awards/units for the three months ended March 31, 2018 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2018	308,625	$23.96
Granted	225,861	35.15
Vested	(133,747)	21.84
Forfeited	(99)	30.08
Balance, March 31, 2018	400,640	$30.97

As of March 31, 2018, there was $436 thousand of total unrecognized compensation cost related to service based awards. That cost is expected to be recognized over a weighted average period of 0.55 years. As of March 31, 2018, there was $10.6 million of total unrecognized compensation cost related to service based units. That cost is expected to be recognized over a weighted average period of 1.43 years. Stock compensation expense recorded for the first quarters of 2018 and 2017 totaled $1.1 million and $835 thousand, respectively.

Employee Stock Purchase Plan (“ESPP”): The ESPP provides for the granting of rights to purchase up to 150,000 shares of Corporation common stock. Subject to certain eligibility requirements and restrictions, the ESPP allows employees to purchase shares during four three-month offering periods (“Offering Periods”). Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between 1% and 15% of their compensation. At the end of each Offering Period on the purchase date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price. The purchase price is an amount equal to 85% of the closing market price of a share of Company common stock on the purchase date. Participation in the ESPP is voluntary and employees can cancel their purchases at any time during the Offering Period without penalty. The fair value of each share purchase right is determined using the Black-Scholes option pricing model.

The Company recorded $53 thousand and $30 thousand of expense in salaries and employee benefits expense for the three months ended March 31, 2018 and 2017, respectively, related to the ESPP. Total shares issued under the ESPP during the first quarters of 2018 and 2017 were 6,363 and 5,334, respectively.

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

Index

increased to include the number of additional shares that would have been outstanding utilizing the Treasury Stock Method if all shares underlying potentially dilutive stock options were issued and all restricted stock, stock warrants or restricted stock units were to vest during the reporting period.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2018	2017

Net income to shareholders	$10,807	$7,982

Basic weighted-average shares outstanding	18,608,309	17,121,631
Plus: common stock equivalents	300,383	317,276
Diluted weighted-average shares outstanding	18,908,692	17,438,907
Net income per share
Basic	$0.58	$0.47
Diluted	0.57	0.46

As of March 31, 2018 and March 31, 2017, all stock options and warrants were included in the computation of diluted earnings per share because they were all dilutive.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2014 or by New Jersey tax authorities for years prior to 2013.

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

Index

Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Goodwill and Other Intangible Assets:  Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected September 30 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill and assembled workforce are the intangible assets with an indefinite life on our balance sheet.

Other intangible assets which primarily consist of customer relationship intangible assets arising from acquisition, are amortized on an accelerated method over their estimated useful lives, which range from 5 to 15 years.

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of March 31, 2018 and December 31, 2017 follows:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$68,415	$1	$(1,540)	$66,876
Mortgage-backed securities – residential	244,780	449	(4,389)	240,840
SBA pool securities	5,052	—	(57)	4,995
State and political subdivisions	24,041	52	(207)	23,886
Corporate bond	3,000	69	—	3,069
Single-issuer trust preferred security	2,999	—	(112)	2,887
Total	$348,287	$571	$(6,305)	$342,553

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$44,476	$—	$(775)	$43,701
Mortgage-backed securities – residential	244,913	583	(2,380)	243,116
SBA pool securities	5,262	—	(57)	5,205
State and political subdivisions	24,910	87	(129)	24,868
Corporate bond	3,000	82	—	3,082
Single-issuer trust preferred security	2,999	—	(162)	2,837
CRA investment fund	5,000	—	(176)	4,824
Total	$330,560	$752	$(3,679)	$327,633

Index

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses

U.S. government-
sponsored agencies	$40,549	$(872)	$21,326	$(668)	$61,875	$(1,540)
Mortgage-backed
securities-residential	142,698	(2,311)	67,884	(2,078)	210,582	(4,389)
SBA pool securities	—	—	4,995	(57)	4,995	(57)
State and political
subdivisions	5,952	(155)	3,720	(52)	9,672	(207)
Single-issuer trust
preferred security	—	—	2,887	(112)	2,887	(112)
Total	$189,199	$(3,338)	$100,812	$(2,967)	$290,011	$(6,305)

	December 31, 2017
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-
sponsored agencies	$32,166	$(317)	$11,535	$(458)	$43,701	$(775)
Mortgage-backed
securities-residential	116,774	(1,000)	71,646	(1,380)	188,420	(2,380)
SBA pool securities	—	—	5,205	(57)	5,205	(57)
State and political
subdivisions	5,628	(97)	3,760	(32)	9,388	(129)
Single-issuer trust
preferred security	—	—	2,837	(162)	2,837	(162)
CRA investment fund	—	—	4,824	(176)	4,824	(176)
Total	$154,568	$(1,414)	$99,807	$(2,265)	$254,375	$(3,679)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers. As of March 31, 2018, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments” which resulted in the reclassification of the Company’s investment in the CRA investment fund from available for sale to equity securities. The Company recognized a loss of $78 thousand for the three months ended March 31, 2018. This amount is included in securities losses on the Consolidated Statements of Income.

Index

3. LOANS

Loans outstanding, excluding those held for sale, by general ledger classification, as of March 31, 2018 and December 31, 2017, consisted of the following:

		% of		% of
	March 31,	Totals	December 31,	Total
(In thousands)	2018	Loans	2017	Loans
Residential mortgage	$567,541	15.30%	$576,356	15.56%
Multifamily mortgage	1,366,712	36.86	1,388,958	37.49
Commercial mortgage	643,761	17.36	626,656	16.92
Commercial loans	993,713	26.80	958,294	25.87
Home equity lines of credit	64,570	1.74	67,497	1.82
Consumer loans, including fixed
rate home equity loans	71,580	1.93	86,277	2.33
Other loans	420	0.01	402	0.01
Total loans	$3,708,297	100.00%	$3,704,440	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes. The following portfolio classes have been identified as of March 31, 2018 and December 31, 2017:

		% of		% of
	March 31,	Totals	December 31,	Total
(In thousands)	2018	Loans	2017	Loans
Primary residential mortgage	$596,718	16.10%	$605,569	16.35%
Home equity lines of credit	64,570	1.74	67,497	1.82
Junior lien loan on residence	7,147	0.19	7,073	0.19
Multifamily property	1,366,712	36.88	1,388,958	37.51
Owner-occupied commercial real estate	251,165	6.78	253,492	6.85
Investment commercial real estate	883,775	23.85	874,098	23.61
Commercial and industrial	360,127	9.72	316,294	8.54
Lease Financing	104,606	2.82	90,052	2.43
Farmland/agricultural production	156	0.01	160	0.01
Commercial construction loans	91	—	92	0.01
Consumer and other loans	70,813	1.91	99,247	2.68
Total loans	$3,705,880	100.00%	$3,702,532	100.00%
Net deferred costs	2,417		1,908
Total loans including net deferred costs	$3,708,297		$3,704,440

Index

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan and lease losses (ALLL) as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential
mortgage	$9,454	$374	$587,264	$4,029	$596,718	$4,403
Home equity lines
of credit	26	—	64,544	192	64,570	192
Junior lien loan
on residence	50	—	7,097	16	7,147	16
Multifamily
property	—	—	1,366,712	9,140	1,366,712	9,140
Owner-occupied
commercial
real estate	2,231	—	248,934	2,364	251,165	2,364
Investment
commercial
real estate	9,462	—	874,313	12,367	883,775	12,367
Commercial and
industrial	—	—	360,127	7,753	360,127	7,753
Lease financing	—	—	104,606	1,036	104,606	1,036
Secured by
farmland and
agricultural
production	—	—	156	2	156	2
Commercial
construction	—	—	91	1	91	1
Consumer and
other	—	—	70,813	422	70,813	422
Total ALLL	$21,223	$374	$3,684,657	$37,322	$3,705,880	$37,696

	December 31, 2017
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential
mortgage	$9,802	$482	$595,767	$3,603	$605,569	$4,085
Home equity lines
of credit	27	—	67,470	221	67,497	221
Junior lien loan
on residence	52	—	7,021	12	7,073	12
Multifamily
property	—	—	1,388,958	10,007	1,388,958	10,007
Owner-occupied
commercial
real estate	2,503	—	250,989	2,385	253,492	2,385
Investment
commercial
real estate	10,681	40	863,417	11,893	874,098	11,933
Commercial and
industrial	—	—	316,294	6,563	316,294	6,563
Lease financing	—	—	90,052	884	90,052	884
Secured by
farmland and
agricultural production
production	—	—	160	—	160	—
Commercial
construction	—	—	92	1	92	1
Consumer and
other	—	—	99,247	349	99,247	349
Total ALLL	$23,065	$522	$3,679,467	$35,918	$3,702,532	$36,440

Index

Impaired loans include nonaccrual loans of $13.3 million at March 31, 2018 and $13.5 million at December 31, 2017. Impaired loans also include performing TDR loans of $7.9 million at March 31, 2018 and $9.5 million at December 31, 2017. At March 31, 2018, the allowance allocated to TDR loans totaled $278 thousand, of which $170 thousand was allocated to nonaccrual loans. At December 31, 2017, the allowance allocated to TDR loans totaled $423 thousand of which $173 thousand was allocated to nonaccrual loans. All accruing TDR loans were paying in accordance with restructured terms as of March 31, 2018. The Company has not committed to lend additional amounts as of March 31, 2018 to customers with outstanding loans that are classified as TDR loans.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2018 and December 31, 2017 (The average impaired loans on the following tables represent year to date impaired loans.):

	March 31, 2018
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,658	$8,308	$—	$8,495
Owner-occupied commercial real estate	3,001	2,231	—	2,323
Investment commercial real estate	9,526	9,462	—	10,260
Home equity lines of credit	28	26	—	26
Junior lien loan on residence	109	50	—	50
Total loans with no related allowance	$22,322	$20,077	$—	$21,154
With related allowance recorded:
Primary residential mortgage	$1,167	$1,146	$374	$1,150
Total loans with related allowance	$1,167	$1,146	$374	$1,150
Total loans individually evaluated for
Impairment	$23,489	$21,223	$374	$22,304

	December 31, 2017
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,607	$8,388	$—	$10,847
Owner-occupied commercial real estate	3,238	2,503	—	1,568
Investment commercial real estate	9,564	9,500	—	9,971
Home equity lines of credit	29	27	—	38
Junior lien loan on residence	110	52	—	92
Total loans with no related allowance	$22,548	$20,470	$—	$22,516
With related allowance recorded:
Primary residential mortgage	$1,435	$1,414	$482	$1,399
Investment commercial real estate	1,181	1,181	40	1,198
Total loans with related allowance	$2,616	$2,595	$522	$2,597
Total loans individually evaluated for
impairment	$25,164	$23,065	$522	$25,113

Interest income recognized on impaired loans for the quarters ended March 31, 2018 and 2017 was not material. The Company did not recognize any income on nonaccruing impaired loans for the three months ended March 31, 2018 and 2017.

Index

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$6,114	$—
Home equity lines of credit	5	—
Junior lien loan on residence	50	—
Owner-occupied commercial real estate	2,232	—
Investment commercial real estate	4,913	—
Total	$13,314	$—

	December 31, 2017
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$6,056	$—
Home equity lines of credit	6	—
Junior lien loan on residence	52	—
Owner-occupied commercial real estate	2,503	—
Investment commercial real estate	4,913	—
Total	$13,530	$—

Index

The following tables present the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017 by class of loans, excluding nonaccrual loans:

	March 31, 2018
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$638	$—	$—	$638
Junior lien loan on residence	16	—	—	16
Commercial and industrial	20	—	—	20
Total	$674	$—	$—	$674

	December 31, 2017
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$216	$—	$—	$216
Consumer and other	30	—	—	30
Total	$246	$—	$—	$246

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

In addition, the Bank has engaged an independent loan review firm to validate risk ratings and to ensure compliance with our policies and procedures. This review of the following types of loans is performed quarterly:

•	A majority of relationships or new lending to existing relationships greater than $1,000,000;
•	All criticized and classified rated borrowers with relationship exposure of more than $500,000;
•	A random sample of borrowers with relationships less than $1,000,000;
•	All leveraged loans;
•	At least two borrowing relationships managed by each commercial banker;
•	Any new Regulation “O” loan commitments over $1,000,000;
•	Any other credits requested by Bank senior management or a member of the Board of Directors and any borrower for which the reviewer determines a review is warranted based upon knowledge of the portfolio, local events, industry stresses etc.

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

As of March 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$586,522	$687	$9,509	$—
Home equity lines of credit	64,544	—	26	—
Junior lien loan on residence	7,097	—	50	—
Multifamily property	1,351,352	14,989	371	—
Owner-occupied commercial real estate	246,464	1,088	3,613	—
Investment commercial real estate	834,991	9,236	39,548	—
Commercial and industrial	334,544	24,842	741	—
Lease financing	104,606	—	—	—
Farmland	156	—	—	—
Commercial construction	—	91	—	—
Consumer and other loans	68,726	—	2,087	—
Total	$3,599,002	$50,933	$55,945	$—

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$594,846	$866	$9,857	$—
Home equity lines of credit	67,470	—	27	—
Junior lien loan on residence	7,021	—	52	—
Multifamily property	1,371,825	16,755	378	—
Owner-occupied commercial real estate	249,003	837	3,652	—
Investment commercial real estate	827,558	23,377	23,163	—
Commercial and industrial	306,341	7,488	2,465	—
Lease financing	90,052	—	—
Secured by farmland and agricultural	160	—	—	—
Commercial construction	—	92	—	—
Consumer and other loans	97,135	—	2,112	—
Total	$3,611,411	$49,415	$41,706	$—

At March 31, 2018, $21.1 million of substandard loans were also considered impaired compared to December 31, 2017, when $21.8 million of substandard loans were also impaired.

Index

The activity in the allowance for loan and lease losses for the three months ended March 31, 2018 is summarized below:

	January 1,				March 31,
	2018				2018
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,085	$(77)	$—	$395	$4,403
Home equity lines of credit	221	—	2	(31)	192
Junior lien loan on residence	12	—	9	(5)	16
Multifamily property	10,007	—	—	(867)	9,140
Owner-occupied commercial real estate	2,385	—	66	(87)	2,364
Investment commercial real estate	11,933	—	—	434	12,367
Commercial and industrial	6,563	—	16	1,174	7,753
Lease financing	884	—	—	152	1,036
Secured by farmland and agricultural	—	—	—	2	2
Commercial construction	1	—	—	—	1
Consumer and other loans	349	(11)	1	83	422
Total ALLL	$36,440	$(88)	$94	$1,250	$37,696

The activity in the allowance for loan and lease losses for the three months ended March 31, 2017 is summarized below:

	January 1,				March 31,
	2017				2017
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,666	$(138)	$1	$399	$3,928
Home equity lines of credit	233	—	4	(6)	231
Junior lien loan on residence	16	(57)	6	50	15
Multifamily property	11,192	—	—	575	11,767
Owner-occupied commercial real estate	1,774	—	—	461	2,235
Investment commercial real estate	10,909	—	4	(30)	10,883
Commercial and industrial	4,164	(24)	9	163	4,312
Secured by farmland and agricultural production	2	—	—	—	2
Commercial construction	9	—	—	(8)	1
Consumer and other loans	243	(3)	—	(4)	236
Total ALLL	$32,208	$(222)	$24	$1,600	$33,610

Index

Troubled Debt Restructurings:

The Company has allocated $278 thousand and $423 thousand of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of March 31, 2018 and December 31, 2017, respectively. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The terms of certain loans were modified as TDRs when one or a combination of the following occurred: a reduction of the stated interest rate of the loan was reduced; the maturity date was extended; or some other modification or extension occurred which would not be readily available in the market.

No loans were modified as TDRs during the three-month period ended March 31, 2018.

The following table presents loans by class modified as TDRs during the three-month period ended March 31, 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	3	$611	$611
Total	3	$611	$611

The identification of the TDRs did not have a significant impact on the allowance for loan and lease losses.

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at March 31, 2018:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$336
Total	1	$336

There were no loans that were modified as TDRs for which there was a payment default, within twelve months of modification, during the three months ended March 31, 2017.

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

Index

as a TDR until the loan is paid in full, sold or charged-off. In rare circumstances, a loan may be removed from TDR status if it meets the requirements of ASC 310-40-50-2.

4. DEPOSITS

Certificates of deposit, excluding brokered certificates of deposit over $250,000, totaled $159.8 million and $160.0 million at March 31, 2018 and December 31, 2017, respectively.

The following table sets forth the details of total deposits as of March 31, 2018 and December 31, 2017:

	March 31,		December 31,
	2018		2017
(In thousands)	$	%	$	%
Noninterest-bearing demand deposits	$536,054	15.09%	$539,304	14.59%
Interest-bearing checking (1)	1,089,980	30.68	1,152,483	31.16
Savings	126,026	3.55	119,556	3.23
Money market	1,006,540	28.34	1,091,385	29.51
Certificates of deposit	540,942	15.23	543,035	14.68
Subtotal deposits	3,299,542	92.89	3,445,763	93.17
Interest-bearing demand - Brokered	180,000	5.07	180,000	4.87
Certificates of deposit - Brokered	72,614	2.04	72,591	1.96
Total deposits	$3,552,156	100.00%	$3,698,354	100.00%

(1)	Interest-bearing checking includes $369.8 million at March 31, 2018 and $359.9 million at December 31, 2017 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of March 31, 2018 are as follows:

(In thousands)
2018	$266,979
2019	179,831
2020	65,767
2021	18,040
2022	15,828
Over 5 Years	67,111
Total	$613,556

5. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB totaled $22.9 million with a weighted average interest rate of 2.03 percent and $37.9 million with a weighted average interest rate of 2.20 percent at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018, advances totaling $22.9 million with a weighted average interest rate of 2.03 percent had fixed maturity dates. The fixed maturity date advances at December 31, 2017 totaled $28.9 million with a weighted average interest rate of 1.96 percent. The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $523.6 million and multifamily mortgages totaling $1.1 billion at March 31, 2018, while at December 31, 2017 the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $550.0 million and multifamily mortgages totaling $1.1 billion.

Index

At December 31, 2017, the Company had $9.0 million in variable rate advances, with a weighted average interest rate of 2.95 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods.

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2018	$19,898
2019	3,000
Total	$22,898

There were overnight borrowings of $216.0 million as of March 31, 2018 with a weighted average rate of 2.0 percent at the FHLB. There were no overnight borrowings as of December 31, 2017. At March 31, 2018, unused short-term overnight borrowing commitments totaled $1.1 billion from FHLB, $22.0 million from correspondent banks and $839.0 million at the FRB.

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

Private Wealth Management Division

Peapack-Gladstone Bank’s Private Wealth Management Division, including PGB Trust & Investments of Delaware, MCM and Quadrant, which includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.

Index

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$26,848	$1,545	$28,393
Noninterest income	1,627	8,588	10,215
Total income	28,475	10,133	38,608

Provision for loan and lease losses	1,250	—	1,250
Compensation and benefits	10,331	4,248	14,579
Premises and equipment expense	2,839	431	3,270
FDIC expense	580	—	580
Other noninterest expense	2,660	2,248	4,908
Total noninterest expense	17,660	6,927	24,587
Income before income tax expense	10,815	3,206	14,021
Income tax expense	2,479	735	3,214
Net income	$8,336	$2,471	$10,807

Total assets for period end	$4,278,010	$58,484	$4,336,494

	Three Months Ended March 31, 2017
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$24,031	$1,560	$25,591
Noninterest income	2,094	4,925	7,019
Total income	26,125	6,485	32,610

Provision for loan and lease losses	1,600	—	1,600
Compensation and benefits	9,314	2,599	11,913
Premises and equipment expense	2,537	279	2,816
FDIC Expense	686	—	686
Other noninterest expense	2,016	1,873	3,889
Total noninterest expense	16,153	4,751	20,904
Income before income tax expense	9,972	1,734	11,706
Income tax expense	3,173	551	3,724
Net income	$6,799	$1,183	$7,982

Total assets for period end	$3,901,134	$46,428	$3,947,562

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to

Index

appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of March 31, 2018.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored
agencies	$66,876	$—	$66,876	$—
Mortgage-backed securities-
residential	240,840	—	240,840	—
SBA pool securities	4,995	—	4,995	—
State and political subdivisions	23,886	—	23,886	—
Corporate bond	3,069	—	3,069	—
Single-issuer trust preferred security	2,887	—	2,887	—
CRA investment fund	4,746	4,746	—	—
Loans held for sale, at fair value	344	—	344	—
Derivatives:
Cash flow hedges	2,024	—	2,024	—
Loan level swaps	7,600	—	7,600	—
Total	$357,267	$4,746	$352,521	$

Liabilities:
Derivatives:
Cash flow hedges	$(196)	$—	$(196)	$—
Loan level swaps	(7,600)	—	(7,600)	—
Total	$(7,796)	$—	$(7,796)	$—

Index

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$43,701	$—	$43,701	$—
Mortgage-backed securities-residential	243,116	—	243,116	—
SBA pool securities	5,205	—	5,205	—
State and political subdivisions	24,868	—	24,868	—
Corporate bond	3,082	—	3,082	—
Single-issuer trust preferred security	2,837	—	2,837	—
CRA investment fund	4,824	4,824	—	—
Loans held for sale, at fair value	984	—	984	—
Derivatives:
Cash flow hedges	1,394	—	1,394	—
Loan level swaps	3,131	—	3,131	—
Total	$333,142	$4,824	$328,318	$—

Liabilities:
Derivatives:

Loan level swaps	$(3,131)	$—	$(3,131)	$—
Total	$(3,131)	$—	$(3,131)	$—

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2018 and December 31, 2017.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	March 31, 2018	December 31, 2017
Residential loans contractual balance	$342	$972
Fair value adjustment	2	12
Total fair value of residential loans held for sale	$344	$984

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018.

Index

There were no loans measured for impairment using the fair value of collateral as of March 31, 2018 and December 31, 2017.

The carrying amounts and estimated fair values of financial instruments at March 31, 2018 are as follows:

		Fair Value Measurements at March 31, 2018 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$153,516	$153,516	$—	$—	$153,516
Securities available for sale	342,553	—	342,553	—	342,553
CRA investment fund	4,746	4,746	—	—	4,746
FHLB and FRB stock	23,703	—	—	—	N/A
Loans held for sale, at fair value	344	—	344	—	344
Loans held for sale, at lower of cost
or fair value	3,075	—	3,366	—	3,366
Loans, net of allowance for loan and
lease losses	3,670,601	—	—	3,642,137	3,642,137
Accrued interest receivable	7,306	1,405	5,901	—	7,306
Cash flow hedges	2,024	—	2,024	—	2,024
Loan level swaps	7,600	—	7,600	—	7,600
Financial liabilities
Deposits	$3,552,156	$2,938,600	$607,416	$—	$3,546,016
Overnight borrowings	216,000	—	216,000	—	216,000
Federal home loan bank advances	22,898	—	22,864	—	22,864
Subordinated debt	83,079	—	—	83,990	83,990
Accrued interest payable	3,406	259	1,912	1,235	3,406
Cash flow hedge	196	—	196	—	196
Loan level swap	7,600	—	7,600	—	7,600

Index

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 are as follows:

		Fair Value Measurements at December 31, 2017 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$113,447	$113,447	$—	$—	$113,447
Securities available for sale	327,633	4,824	322,809	—	327,633
FHLB and FRB stock	13,378	—	—	—	N/A
Loans held for sale, at fair value	984	—	984	—	984
Loans held for sale, at lower of cost
or fair value	187	—	206	—	206
Loans, net of allowance for loan and
lease losses	3,668,000	—	—	3,649,132	3,649,132
Accrued interest receivable	9,452	—	1,041	8,411	9,452
Cash flow Hedges	1,394	—	1,394	—	1,394
Loan level swaps	3,131	—	3,131	—	3,131
Financial liabilities
Deposits	$3,698,354	$3,082,728	$612,591	$—	$3,695,319
Federal home loan bank advances	37,898	—	37,907	—	37,907
Subordinated debt	83,024	—	—	84,150	84,150
Accrued interest payable	1,756	192	1,495	69	1,756
Loan level swaps	3,131	—	3,131	—	3,131

Index

8. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.

The following table presents the sources of noninterest income for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2018	2017

Service charges on deposits
Overdraft fees	$181	$176
Interchange income	290	266
Other	360	329
Wealth management fees	8,152	4,572
Investment brokerage fees	215	246
Gains/(losses) on sales of OREO	—	—
Other (a)	1,017	1,430
Total noninterest other income	$10,215	$7,019

(a)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total

Service charges on deposits
Overdraft fees	$181	$—	$181	$176	$—	$176
Interchange income	290	—	290	266	—	266
Other	360	—	360	329	—	329
Wealth management fees	—	8,152	8,152	—	4,572	4,572
Investment brokerage fees	—	215	215	—	246	246
Gains/(losses) on sales of OREO	—	—	—	—	—	—
Other (a)	796	221	1,017	1,323	107	1,430
Total noninterest income	$1,627	$8,588	$10,215	$2,094	$4,925	$7,019

(a)	All of the other category is outside the scope of ASC 606.

Index

A description of the Company’s revenue streams accounted for under ASC 606 follows:

Service charges on deposit accounts: The Company earns fees from its deposits customers for transaction-based, account maintenance, and overdraft fees. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented net of cardholder rewards. Cardholder rewards reduced interchange income by $30 thousand for both the three months ended March 31, 2018 and 2017, respectively.

Wealth management fees (gross): The Company earns wealth management fees from its contracts with trust customers to manage assets for investment, and/or to transact on their accounts. These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of AUM at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed, (i.e. trade date.)

Investment brokerage fees (net): The Company earns fees from investment brokerage services provided to its customers by a third-party service provider. The Company receives commissions from the third-party service provider twice a month based upon customer activity for the month. The fees are recognized monthly and a receivable is recorded until commissions are generally paid by the 15th of the following month. Because the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, investment brokerage fees are presented net of related costs.

Gains/(losses) on sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present.

Other: All of the other income items are outside the scope of ASC 606.

Index

9. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Wealth management division
other expense	$702	$702
Professional and legal fees	1,114	862
Advertising	311	163
Other operating expenses	2,781	2,162
Total other operating expenses	$4,908	$3,889

10. ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended March 31, 2018 and 2017:

				Amount	Other
				Reclassified	Comprehensive
		Cumulative	Other	From	Income/(Loss)
		Adjustment	Comprehensive	Accumulated	Three Months
	Balance at	For Equity	Income/(Loss)	Other	Ended	Balance at
	January 1,	Security S	Before	Comprehensive	March 31,	March 31,
(In thousands)	2018	(ASU 2016-1)	Reclassifications	Income/(Loss)	2017	2018

Net unrealized holding loss
on securities available for
sale,net of tax	$(2,214)	$127	$(2,258)	$—	$(2,258)	$(4,345)

Gains on cash flow hedges	1,002	—	525	(24)	501	1,503

Accumulated other
comprehensive loss,
net of tax	$(1,212)	$127	$(1,733)	$(24)	$(1,757)	$(2,842)

Index

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2017	Reclassifications	Income/(Loss)	2017	2017

Net unrealized holding (loss)
on securities available for sale,
net of tax	$(1,091)	$397	$—	$397	$(694)

Gains /(loss) on cash flow hedges	(440)	512	—	512	72

Accumulated other
comprehensive loss,
net of tax	$(1,531)	$909	$—	$909	$(622)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2017:

	Three Months Ended
	March 31,
(In thousands)	2018	2017	Affected Line Item in Income
Unrealized (gains) on
cash flow hedge derivatives:
Realized net gains on cash flow hedges	$(31)	$—	Cash flow hedge gains, net
Income tax expense	7	—	Income tax expense
Total reclassifications, net of tax	$(24)	$—

11. DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $180.0 million as of March 31, 2018 and December 31, 2017 were designated as cash flow hedges of certain interest-bearing demand brokered deposits and were determined to be fully effective during the three months ended March 31, 2018. As such, no amount of ineffectiveness has been included in net income during the three months ended March 31, 2018. Therefore, the aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps

Index

The following information about the interest rate swaps designated as cash flow hedges as of March 31, 2018 and December 31, 2017 is presented in the following table:

(Dollars in thousands)	March 31, 2018		December 31, 2017
Notional amount	$180,000		$180,000
Weighted average pay rate	1.83%		1.64%
Weighted average receive rate	1.58%		1.33%
Weighted average maturity	2.76	years	2.25	years
Unrealized gain, net	$1,828		$1,394

Number of contracts	9		9

Net interest expense recorded on these swap transactions totaled $20 thousand and $361 thousand for the three months ended March 31, 2018 and 2017, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net gain recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2018 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$501	$31	$—

The Company recognized an unrealized after-tax gain of $220 thousand in accumulated other comprehensive income/(loss) at March 31, 2018 related to the termination of two interest rate swaps designated as cash flow hedges. The gain will be amortized into earnings over the remaining life of the terminated swaps. The Company recognized pre-tax interest income of $31 thousand for the three months ended March 31, 2018 related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

The following table presents the net gain recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2017 (after tax):

Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)

Interest rate contracts	$512	$—	$—

Index

The following tables reflect the cash flow hedges included in the financial statements as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$1,828
Total included in other assets	$130,000	$2,024
Total included in other liabilities	$50,000	$(196)

	December 31, 2017
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing
demand brokered deposits	$180,000	$1,394
Total included in other assets	$180,000	$1,394

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

Information about these swaps is as follows:

(Dollars in thousands)	March 31, 2018		December 31, 2017
Notional amount	$333,210		$317,363
Fair value	$7,600		$3,131
Weighted average pay rates	4.15%		4.11%
Weighted average receive rates	3.73%		3.43%
Weighted average maturity	7.4	years	7.6	years

Number of contracts	46		42

12. SUBORDINATED DEBT

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

Index

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

Subordinated debt is presented net of issuance costs on the Consolidated Statements of Condition. The subordinated debt issuances are included in the Company’s regulatory total capital amount and ratio.

In connection with the issuance of the 2017 Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade rating of BBB- for the Company’s subordinated debt.

13. ACCOUNTING PRONOUNCEMENTS

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent amendments to the ASU (collectively, “ASC 606”). The majority of the Company’s revenues come from interest income, income from bank owned life insurance, gains on sales of loans and securities and derivatives income that are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 include wealth management fee income, investment brokerage fees, service charges and fees, sale of OREO and other income are presented within Non-Interest Income. Refer to footnote 8 “Revenue from Contracts with Customers” for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments”. This guidance amends existing guidance to improve accounting standards for financial instruments including clarification and simplification of accounting and disclosure requirements and the requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The Company recorded a cumulative effect adjustment for its sole equity instrument to the balance sheet as of January 1, 2018 in the amount of $127 thousand, representing the unrealized loss of $176 thousand at December 31, 2017 net of taxes of $49 thousand. The Company adopted the guidance effective January 1, 2018. Upon adoption, the fair value of the Company’s loan portfolio is now presented using an exit price method.

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

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments)”. This ASU addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This amendment is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There is no material impact on our statement of cash flows as a result of the adoption of this ASU.

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

Index

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU required a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted twenty-one percent corporate income tax rate. The Company chose to early adopt the new standard for the year ending December 31, 2017, as allowed under the new standard. The amount of the reclassification for the Company was $215 thousand.

Index

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s view of future financial condition and results of operations, Management’s confidence and strategies and Management’s expectations about new and existing programs and products, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, “will”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2017, in addition to/which include the following:

•	inability to successfully grow our business and implement our strategic plan, including an inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;
•	the impact of anticipated higher operating expenses in 2018 and beyond;
•	inability to successfully integrate wealth acquisitions;
•	inability to successfully manage and/or fund our growth;
•	inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the interest rate environment and/or highly competitive market;
•	declines in values in our investment portfolio;
•	higher than expected increases in our allowance for loan and lease losses;
•	higher than expected increases in loan and lease losses or in the level of nonperforming loans;
•	unexpected changes in interest rates;
•	an unexpected decline in real estate values within our market areas;
•	legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) subject us to additional regulatory oversight, which may result in increased compliance costs;
•	successful cyberattacks against our IT infrastructure and that of our IT providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	inability to successfully generate new business in new geographic markets;
•	inability to execute upon new business initiatives;
•	lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters; and
•	other unexpected material adverse changes in our operations or earnings.

Except as required by law, the Company assumes no responsibility to update such forward-looking statements in the future. Although we believe that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.

Index

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2017 contains a summary of the Company’s significant accounting policies.

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

The Company accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into Accounting Standards Codification (“ASC”) 320. All securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax with the exception of the Company’s investment in a CRA investment fund which is classified as an equity security. In accordance with ASU 2016-01, “Financial Instruments” unrealized holding gains and losses are marked to market through the income statement.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. No impairment charges were recognized in the three months ended March 31, 2018 and 2017.

Index

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,		Change
(Dollars in thousands, except share and per share data)	2018	2017	2018 vs 2017
Results of Operations:
Net interest income	$28,393	$25,591	$2,802
Provision for loan and lease losses	1,250	1,600	(350)
Net interest income after provision
for loan and lease losses	27,143	23,991	3,152
Wealth management fee income	8,367	4,818	3,549
Other income	1,848	2,201	(353)
Operating expense	23,337	19,304	4,033
Income before income tax expense	14,021	11,706	2,315
Income tax expense	3,214	3,724	(510)
Net income	$10,807	$7,982	$2,825

Total revenue (Net interest income plus wealth
management fee income and other income)	$38,608	$32,610	$5,998

Diluted earnings per share	$0.57	$0.46	$0.11

Diluted average shares outstanding	18,908,692	17,438,907	1,469,785

Return on average assets annualized (ROAA)	1.01%	0.82%	0.19%
Return on average equity
annualized (ROAE)	10.54	9.62	0.92

	March 31,	December 31,	Change
	2018	2017	2018 vs 2017
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	15.32%	14.84%	0.48%
Tier I leverage ratio	9.46	9.04	0.42
Loans to deposits	104.40	100.16	4.24
Allowance for loan and lease losses to total
loans	1.02	0.98	0.04
Allowance for loan and lease losses to
nonperforming loans	283.13	269.33	13.80
Nonperforming loans to total loans	0.36	0.37	(0.01)

For the first quarter of 2018, the Company recorded net income of $10.8 million compared to $8.0 million for the same quarter of 2017. For the three months ended March 31, 2018 and 2017, diluted earnings per share were $0.57 and $0.46, respectively. Annualized return on average assets was 1.01 percent and annualized return on average equity was 10.54 percent for the first quarter of 2018, compared to 0.82 percent and 9.62 percent, respectively, for the same quarter of 2017.

The first quarter of 2018, when compared to the first quarter of 2017, reflected: increased net interest income (partially due to increased loan balances and higher yields on loans); greater wealth management fee income (partially due to the acquisitions of MCM and Quadrant in August and November 2017, respectively); and a reduced provision for loan and lease losses (due to low charge-off levels and lower loan growth within the 2018 quarter). These positive effects were partially offset by higher operating expenses in the 2018 first quarter (partially due to operating expenses related to MCM, Quadrant, and Peapack Capital, the Bank’s Equipment Finance subsidiary, which began operations in May 2017).

CONTRACTUAL OBLIGATIONS: For a discussion of our contractual obligations, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 under the

Index

heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.”

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements.”

EARNINGS ANALYSIS

NET INTEREST INCOME/AVERAGE BALANCE SHEET:

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities. Earning assets include loans, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances, subordinated debt and other borrowings. Net interest income is determined by the difference between the yields earned on earning assets and the rates paid on interest-bearing liabilities (“net interest spread”) and the relative amounts of earning assets and interest-bearing liabilities. The Company’s net interest spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

The following table summarizes the Company’s net interest income and related spread and margin, on a fully tax-equivalent basis, for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net interest income	$28,771	$25,831
Interest rate spread	2.53%	2.55%
Net interest margin	2.76	2.71

Net interest income, on a fully tax-equivalent basis for the three months ended March 31, 2018 grew $2.9 million, or 11 percent, from the three months ended March 31, 2017. The growth in net interest income for the first quarter of 2018 was due to increases in the average balance and yield on the Company’s interest-earning assets, especially commercial and industrial (C&I) loans, which typically have higher yields. This increase was partially offset by increases in the average balance of interest-bearing liabilities and the Company’s cost of funds. The March 2018 quarter also included approximately $433 thousand of prepayment premiums received on the prepayment of certain multifamily loans as compared to $515 thousand for the March 2017 quarter. The increase in net interest margin for the first quarter of 2018 was due to the effect of the increased market rates on our adjustable rate assets, partially offset by an increase in our cost of deposits and lower prepayment penalties. Net interest margin was also negatively affected during the first quarter of 2018 due to the subordinated debt issuance of $35.0 million in December 2017.

Index

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2018	2017
Residential mortgage loans originated for portfolio	$11,642	$64,831
Residential mortgage loans originated for sale	7,672	3,115
Total residential mortgage loans	19,314	67,946

Commercial real estate loans	34,385	33,216
Multifamily properties	21,000	47,125
Commercial and industrial (C&I) loans (A) (B)	118,425	128,130
Small business association	4,270	1,700
Wealth Lines of Credit (A)	19,238	7,200
Total commercial loans	197,318	217,371

Installment loans	1,350	2,146

Home equity lines of credit (A)	2,497	6,973

Total loans closed	$220,479	$294,436

(A)	Includes loans and lines of credit that closed in the period, but were not necessarily funded.
(B)	Includes Equipment Finance leases and loans.

The Company has managed its balance sheet such that multifamily and 1-4 family residential loans declined as a percentage of the overall loan portfolio and C&I loans became a larger percentage of the overall loan portfolio.

At March 31, 2018, December 31, 2017 and March 31, 2017, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance.

The following table presents such concentration levels for the following periods:

	March 31,	December 31,	March 31,
	2018	2017	2017
Multifamily mortgage loans as a percent of
total regulatory capital of the Bank	271%	286%	359%

Non-owner occupied commercial real estate loans
as a percent of total regulatory capital of the Bank	175	180	193

Total CRE concentration	446%	466%	552%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

Index

The following tables reflect the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	March 31, 2018			March 31, 2017
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$339,556	$1,925	2.27%	$289,237	$1,504	2.08%
Tax-exempt (1) (2)	24,304	198	3.26	27,152	199	2.93
Loans (2) (3):
Residential mortgages	574,400	4,731	3.29	544,854	4,473	3.28
Commercial mortgages	2,013,128	18,407	3.66	2,035,304	17,732	3.48
Commercial	969,496	10,487	4.33	648,266	6,380	3.94
Commercial construction	—	—	—	390	4	4.10
Installment	81,762	670	3.28	69,415	501	2.89
Home equity	65,158	660	4.05	66,311	557	3.36
Other	455	11	9.67	514	11	8.56
Total loans	3,704,399	34,966	3.78	3,365,054	29,658	3.53
Federal funds sold	101	—	0.25	101	—	0.25
Interest-earning deposits	99,471	357	1.44	137,589	264	0.77
Total interest-earning assets	4,167,831	37,446	3.59%	3,819,133	31,625	3.31%
Noninterest-earning assets:
Cash and due from banks	4,686			21,615
Allowance for loan and lease losses	(37,076)			(32,913)
Premises and equipment	29,256			30,279
Other assets	99,541			73,467
Total noninterest-earning assets	96,407			92,448
Total assets	$4,264,238			$3,911,581
LIABILITIES:
Interest-bearing deposits:
Checking	$1,143,152	$1,757	0.61%	$1,029,012	$862	0.34%
Money markets	1,033,937	1,946	0.75	1,068,552	934	0.35
Savings	121,065	16	0.05	120,623	16	0.05
Certificates of deposit - retail	555,564	2,149	1.55	448,844	1,570	1.40
Subtotal interest-bearing deposits	2,853,718	5,868	0.82	2,667,031	3,382	0.51
Interest-bearing demand - brokered	180,000	680	1.51	180,000	720	1.60
Certificates of deposit - brokered	72,601	429	2.36	93,733	491	2.10
Total interest-bearing deposits	3,106,319	6,977	0.90	2,940,764	4,593	0.62
FHLB advances and borrowings	86,458	370	1.71	60,123	303	2.02
Capital lease obligation	8,963	107	4.78	9,605	115	4.79
Subordinated debt	83,043	1,221	5.88	48,775	783	6.42
Total interest-bearing liabilities	3,284,783	8,675	1.06%	3,059,267	5,794	0.76%
Noninterest-bearing liabilities:
Demand deposits	539,882			501,183
Accrued expenses and
other liabilities	29,358			19,151
Total noninterest-bearing liabilities	569,240			520,334
Shareholders’ equity	410,215			331,980
Total liabilities and
shareholders’ equity	$4,264,238			$3,911,581
Net interest income
(tax-equivalent basis)		28,771			25,831
Net interest spread			2.53%			2.55%
Net interest margin (4)			2.76%			2.71%
Tax equivalent adjustment		(378)			(240)
Net interest income		$28,393			$25,591

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate at March 31, 2018 and a 35 percent federal tax rate at March 31, 2017.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Index

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Three Months Ended March 31, 2018
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$254	$166	$420
Loans	3,550	1,758	5,308
Interest-earning deposits	(88)	181	93
Total interest income	$3,716	$2,105	$5,821
LIABILITIES:
Interest-bearing checking	$70	$825	$895
Money market	(21)	1,033	1,012
Certificates of deposit - retail	409	170	579
Certificates of deposit - brokered	(120)	58	(62)
Interest bearing demand brokered	1	(41)	(40)
Borrowed funds	66	1	67
Capital lease obligation	(8)	—	(8)
Subordinated debt	504	(66)	438
Total interest expense	$901	$1,980	$2,881
Net interest income	$2,815	$125	$2,940

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $37.4 million for the first quarter of 2018 compared to $31.6 million for the same quarter of 2017, reflecting an increase of $5.8 million, or 18 percent. Average interest-earning assets totaled $4.17 billion for the first quarter of 2018, an increase of $348.7 million, or 9 percent, from the same period of 2017. The average balance of the commercial loan portfolio increased $321.2 million, or 50 percent, from the first quarter of 2017, to $969.5 million for the first quarter of 2018. The increase in this portfolio was attributed to: the addition of seasoned bankers including an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton private banking offices. This increase was partially offset by a decrease in the average balance of the commercial mortgage portfolio (which includes multifamily mortgage loans) of $22.2 million, or 1 percent, to $2.01 billion for the first quarter of 2018 when compared to the same period in 2017. The Company has managed its multifamily portfolio to limit growth (multifamily portfolio has declined from both December 31, 2017 and March 31, 2017, respectively), while it has been focused on the origination of strong commercial real estate credits. The average balance of investments totaled $363.9 million for the first quarter of 2018 compared to $316.4 million for the same 2017 quarter reflecting an increase of $47.5 million, or 15 percent. This increase coincides with the Company’s desire to increase liquid portfolios.

For the quarters ended March 31, 2018 and 2017, the average rates earned on interest-earning assets were 3.59 percent and 3.31 percent, respectively, an increase of 28 basis points. The increase in the overall yield was principally due to the benefit from the increased market rates on adjustable rate assets during the second half of 2017 and the first quarter of 2018.

For the first quarter of 2018, total interest-bearing deposits averaged $3.11 billion, an increase of $165.6 million, or 6 percent, from the average balance for the same period of 2017. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including reciprocal funds discussed below) has come from: an increase in retail deposits from our branch network; focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.

Index

Average rates paid on total interest-bearing deposits were 90 basis points and 62 basis points for the first quarters of 2018 and 2017, respectively, an increase of 28 basis points. The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit and competitive pressures in attracting new deposits.

For the first quarters of 2018 and 2017, average borrowings totaled $86.5 million and $60.1 million, respectively, an increase of $26.3 million during the first quarter of 2018 when compared to the same period of 2017. The increase was principally due to an increase in overnight borrowings used to fund loans, the maturity of FHLB advances and the maturity of $66.1 million of listing service deposits - the Company has chosen not to participate in listing service programs at this time, so maturing listing service deposits are not replaced with new listing service deposits.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and Promontory. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. The DDM program is considered to be a source of brokered deposits for bank regulatory purposes. However, the Company considers these reciprocal deposit balances to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. Reciprocal balances averaged $372.3 million for the quarter ended March 31, 2018 and $397.4 million for the quarter ended March 31, 2017.

Brokered deposits were $180.0 million for the first quarters of both 2017 and 2018. The brokered deposits are at the minimum level required to support the Company’s existing $180.0 million of interest rate swaps, transacted previously as part of the Company’s interest rate risk management program.

In December 2017, the Company issued $35.0 million of subordinated debt ($34.1 million net of issuance costs) bearing interest at an annual rate of 4.75 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2027 or earlier redemption. In June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate and until maturity in June 2026 or earlier redemption. For the first quarter of 2018, the subordinated debt balance averaged $83.0 million compared to $48.8 million from the same period in 2017.

INVESTMENT SECURITIES: Investment securities are purchased, sold and/or maintained as a part of the Company’s overall balance sheet management and in response to interest rate risk management strategies, changes in interest rates, liquidity needs, prepayment speeds and/or other factors. Investment securities available for sale are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes. Realized gains and losses are recognized in income at the time the securities are sold. Trading securities are carried at fair value, with unrealized gains and losses recorded in non-interest income.

At March 31, 2018, the Company had investment securities available for sale with a fair value of $342.6 million compared with $327.6 million at December 31, 2017. Net unrealized losses (net of income tax) of $4.3 million and $1.8 million were included in shareholders’ equity at March 31, 2018 and December 31, 2017, respectively.

The Company has one equity security (a CRA investment security) with a fair value of $4.7 million at March 31, 2018. The Company recorded a $78 thousand unrealized loss in securities losses, net on the Consolidated Statements of Income for the three months ended March 31, 2018. Such security has been owned for years for CRA purposes, but under Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments”, equity securities now require a quarterly mark to market through the income statement.

Index

The carrying value of investment securities available for sale as of March 31, 2018 and December 31, 2017 are shown below:

	March 31,	December 31,
(In thousands)	2018	2017
U.S. treasury and U.S. government-
sponsored agencies	$66,876	$43,701
Mortgage-backed securities-residential
(principally U.S. government-sponsored
entities)	240,840	243,116
SBA pool securities	4,995	5,205
State and political subdivisions	23,886	24,868
Corporate bond	3,069	3,082
Single-issuer trust preferred security	2,887	2,837
CRA investment fund (1)	—	4,824
Total	$342,553	$327,633

(1)	Reclassified to trading security at March 31, 2018 in accordance with ASU 2016-01, “Financial Instruments”.

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of March 31, 2018:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$9,944	$9,168	$47,764	$—	$66,876
sponsored agencies	1.25%	2.02%	2.61%	—%	2.33%
Mortgage-backed securities-	$136	$14,061	$15,503	$211,140	$240,840
residential (1)	3.02%	1.96%	1.94%	2.37%	2.32%
SBA pool securities	$—	$—	$—	$4,995	$4,995
	—%	—%	—%	1.70%	1.70%
State and political subdivisions (2)	$7,805	$10,303	$2,437	$3,341	$23,886
	1.62%	2.50%	2.59%	2.52%	2.23%
Corporate bond	$—	$—	$3,069	$—	$3,069
	—%	—%	5.25%	—%	5.25%
Single-issuer trust preferred security (1)	$—	$—	$2,887	$—	$2,887
	—%	—%	2.58%	—%	2.58%
Total	$17,885	$33,532	$71,660	$219,476	$342,553
	1.42%	2.14%	2.57%	2.36%	2.33%

(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

Index

OTHER INCOME: The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	2018 vs 2017

Service charges and fees	$831	$771	$60
Gain on sale of loans (mortgage banking)	94	47	47

Bank owned life insurance	336	322	14
Fee income related to loan level,
back-to-back swaps	252	456	(204)
Gain on sale of SBA loans	31	155	(124)
Securities losses	(78)	—	(78)
Other income	382	450	(68)
Total other income	$1,848	$2,201	$(353)

For the quarter ended March 31, 2018, income from the sale of newly originated residential mortgage loans was $94 thousand compared to $47 thousand for the same period in 2017. These increases were a result of higher volume of residential mortgage loans originated for sale in the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as a result of increased activity.

The first quarter of 2018 included $252 thousand of loan level, back-to-back swap income compared to $456 thousand in the same quarter of 2017. The program utilizes mirror interest rate swaps, one with the customer and one with a well-established counterparty. This enables a customer to benefit from a fixed rate loan, while the Company records a floating rate loan. The program provides enhanced interest rate risk management, as well as the potential for fee income for the Company.

The first quarter of 2018 included $31 thousand of income related to the Company’s SBA lending and sale program compared to $155 thousand for the same quarter in 2017.

Income from the SWAP and SBA programs are not linear from quarter to quarter, as some quarters will be higher than others.

The Company recorded a $78 thousand mark to market loss on its equity security investment in the first quarter of 2018 as a result of the adoption of Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments”. There were no securities gains in the three months ended March 31, 2018 and 2017.

Other income was $382 thousand for the quarter ended March 31, 2018 compared to $450 thousand for the same quarter in 2017. The decrease in other income was primarily due a decrease in letter of credit fees of $76 thousand during the three months ended March 31, 2018.

Index

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	2018 vs 2017
Compensation and employee benefits	$14,579	$11,913	$2,666
Premises and equipment	3,270	2,816	454
FDIC assessment	580	686	(106)
Other Operating Expenses:
Wealth management division
other expense	702	702	—
Professional and legal fees	1,114	862	252
Loan expense	97	201	(104)
Telephone	284	243	41
Advertising	311	163	148
Postage	130	104	26
Other	2,270	1,614	656
Total operating expenses	$23,337	$19,304	$4,033

The Company’s total operating expenses were $23.3 million for the quarter ended March 31, 2018 compared to $19.3 million in the same 2017 quarter, reflecting a net increase of $4.0 million, or 21 percent.

Compensation and benefits expense increased to $14.6 million in the first quarter of 2018 from $11.9 million in the same period in 2017, an increase of $2.7 million, or 22 percent. The increase was partially due to strategic hiring, normal salary increases and increased bonus/incentive accruals associated with the Company’s performance. Additionally, the acquisitions of MCM in August 2017 and Quadrant in November 2017 and the hiring of a team of experienced bankers to focus on equipment financing in April 2017 contributed to the increase in the first quarter of 2018.

For the three months ended March 31, 2018, premises and equipment expense was $3.3 million compared to $2.8 million for the three months ended March 31, 2017, an increase of $454 thousand. The increase over the same period in 2017 was due to the Company’s growth through acquisition of two wealth management firms and the equipment finance team. This growth resulted in increased computer hardware and software expenses, as well as occupancy expenses.

Total operating expenses for the March 2018 quarter were $4.91 million compared to $3.89 million for the March 2017 quarter. The March 2018 quarter included expenses related to the Equipment Finance business, Murphy Capital, and Quadrant. Further, when compared to the March 2017 quarter, the March 2018 quarter included increased advertising and marketing expenses relating to various target marketing campaigns.

PRIVATE WEALTH MANAGEMENT DIVISION: This division includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. Officers from the Private Wealth Management Division are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, at private banking locations in Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware, in Greenville, Delaware, MCM, in Gladstone, New Jersey and Quadrant in Fairfield, New Jersey.

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the quarters ended March 31, 2018 and 2017.

Index

	At or For
	Three Months Ended March 31,
(In thousands)	2018	2017	2018 vs 2017

Total fee income	$8,367	$4,818	$3,549

Compensation and benefits (included
in Operating Expenses above)	4,248	2,599	1,649

Other operating expense (included)
in Operating Expenses above)	2,679	2,152	527

Assets under management and/or administration
(market value in billions)	$5.6 billion	$3.8 billion

The market value of the assets under management and/or administration (“AUM”) of the Private Wealth Management Division was $5.6 billion at March 31, 2018, reflecting an increase of 47 percent from $3.8 billion at March 31, 2017. The increase in AUM was due to acquisitions of two registered investment advisory firms (“RIA”) and organic growth. Effective August 1, 2017, the Bank acquired MCM, an RIA, based in Gladstone, NJ. MCM contributed approximately $850 million of AUM at the time of acquisition. Effective November 1, 2017, the Bank acquired Quadrant, an RIA, based in Fairfield, NJ, which contributed approximately $460 million of AUM at the time of acquisition. Organic growth, which includes equity market appreciation, contributed an additional $500 million in AUM.

In the March 2018 quarter, the Private Wealth Management Division generated $8.4 million in fee income compared to $4.8 million for the March 2017 quarter, reflecting a 74 percent increase. The growth in fee income was due to several factors, including the acquisitions noted above, as well as continued new business partially offset by normal levels of disbursements and outflows.

The Company continues to incorporate wealth management into conversations it has with the Company’s clients, across all business lines. The Company has expanded its wealth management team and will continue to grow and expand organically and through acquisition.

Operating expenses relative to the Private Wealth Management Division reflected increases due to the MCM and Quadrant acquisitions, overall growth in the business, new hires and select third party expenditures incurred. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel. Generally, revenue and profitability related to the new personnel will lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Private Wealth Management Division should it be necessary.

Index

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated (dollars in thousands):

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
Loans past due over 90 days
and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	13,314	13,530	15,367	15,643	11,494
Other real estate owned	2,090	2,090	137	373	671
Total nonperforming assets	$15,404	$15,620	$15,504	$16,016	$12,165

Performing TDRs	$7,888	$9,514	$9,658	$9,725	$15,030

Loans past due 30 through 89
days and still accruing	$674	$246	$589	$1,232	$622

Classified loans	$55,945	$41,706	$44,170	$43,608	$43,002

Impaired loans	$21,223	$23,065	$25,046	$25,294	$26,546

Nonperforming loans as a % of
total loans (1)	0.36%	0.37%	0.42%	0.43%	0.33%
Nonperforming assets as a % of
total assets (1)	0.36%	0.37%	0.37%	0.38%	0.31%
Nonperforming assets as a % of
total loans plus other real
estate owned (1)	0.41%	0.42%	0.42%	0.44%	0.35%

(1)	Nonperforming loans/assets do not include performing TDRs.

Index

PROVISION FOR LOAN AND LEASE LOSSES: The provision for loan and lease losses was $1.3 million and $1.6 million for the first quarters of 2018 and 2017, respectively. The amount of the loan loss provision and the level of the allowance for loan and lease losses are based upon several factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers, as well as prevailing economic conditions. Commercial credits generally carry a higher risk profile compared to some of the other credits, which is reflected in Management’s determination of the proper level of the allowance for loan and lease losses.

The decrease in the provision for loan losses to $1.3 million in the first quarter of 2018 was due to slower loan growth. Also during first quarter of 2018, Management reevaluated the qualitative factors for multifamily loan types and as a result of the evaluation, changed certain allocations as appropriate.

The allowance for loan and lease losses was $37.7 million as of March 31, 2018, compared to $36.4 million at December 31, 2017. As a percentage of loans, the allowance for loan and lease losses was 1.02 percent as of March 31, 2018, and 0.98 percent as of December 31, 2017. The specific reserves on impaired loans were $374 thousand at March 31, 2018 compared to $522 thousand as of December 31, 2017. Total impaired loans were $21.2 million and $23.1 million as of March 31, 2018 and December 31, 2017, respectively. The general component of the allowance increased from $35.9 million at December 31, 2017 to $37.3 million at March 31, 2018, due principally to the downgrade of two commercial loans during the first quarter of 2018.

A summary of the allowance for loan and lease losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(In thousands)	2018	2017	2017	2017	2017
Allowance for loan and lease losses:
Beginning of period	$36,440	$35,915	$35,751	$33,610	$32,208
Provision for loan and lease losses	1,250	1,650	400	2,200	1,600
Charge-offs/(recoveries), net	6	(1,125)	(236)	(59)	(198)
End of period	$37,696	$36,440	$35,915	$35,751	$33,610

Allowance for loan and lease losses as a % of total loans	1.02%	0.98%	0.98%	0.98%	0.98%

Allowance for loan and lease losses as a % of non-performing loans	283.13%	269.33%	233.72%	228.54%	292.41%

INCOME TAXES: For the first quarter of 2018 and 2017 income tax expense as a percentage of pre-tax income was 22.9 percent and 31.8 percent, respectively. The decrease in the effective tax rate was a result of the Tax Cuts and Jobs Act which reduced the Federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018.

The Company’s effective rate in both quarters was positively affected by the adoption of ASU 2016-09. The March 2018 quarter included a $362 thousand reduction in income taxes, while the March 2017 quarter included a $662 thousand reduction in income taxes, both associated with the vesting of restricted stock under ASU 2016-09.

CAPITAL RESOURCES A solid capital base provides the Company with the ability to support future growth and financial strength and is essential to executing the Company’s Strategic Plan – “Expanding Our Reach.” The Company’s capital strategy is intended to provide stability to expand its businesses, even in stressed environments. Quarterly stress testing is integral to the Company’s capital management process.

Index

The Company strives to maintain capital levels in excess of internal “triggers” and in excess of those considered to be well capitalized under regulatory guidelines applicable to banks. Maintaining an adequate capital position supports the Company’s goal of providing shareholders an attractive and stable long-term return on investment.

Capital for the three months ended March 31, 2018 was benefitted by net income of $10.8 million and by $10.6 million of voluntary share purchases by our shareholders under the Dividend Reinvestment Plan.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2018 and December 31, 2017, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s actual regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:

Total capital
(to risk-weighted assets)	$504,592	14.81%	$340,712	10.00%	$272,570	8.00%	$336,453	9.88%

Tier I capital
(to risk-weighted assets)	466,896	13.70	272,570	8.00	204,427	6.00	268,311	7.88

Common equity tier I
(to risk-weighted assets)	466,894	13.70	221,463	6.50	153,321	4.50	217,204	6.38

Tier I capital
(to average assets)	466,896	11.00	212,132	5.00	169,706	4.00	169,706	4.00

As of December 31, 2017:

Total capital
(to risk-weighted assets)	$485,252	14.34%	$338,327	10.00%	$270,662	8.00%	312,953	9.25%

Tier I capital
(to risk-weighted assets)	448,812	13.27	270,662	8.00	202,996	6.00	245,287	7.25

Common equity tier I
(to risk-weighted assets)	448,810	13.27	219,913	6.50	152,247	4.50	194,538	5.75

Tier I capital
(to average assets)	448,812	10.61	211,523	5.00	169,219	4.00	169,219	4.00

(A)	See footnote on following table

Index

The Company’s actual regulatory capital amounts and ratios are presented in the following table:

			To Be Well						For Capital
			Capitalized Under				For Capital		Adequacy Purposes
			Prompt Corrective				Adequacy		Including Capital
	Actual		Action Provisions				Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount		Ratio		Amount	Ratio	Amount	Ratio
As of March 31, 2018:

Total capital
(to risk-weighted assets)	$522,273	15.32%	$	N/A	N/A	%	$272,797	8.00%	$336,733	9.88%

Tier I capital
(to risk-weighted assets)	401,498	11.77		N/A	N/A		204,597	6.00	268,534	7.88

Common equity tier I
(to risk-weighted assets)	401,496	11.77		N/A	N/A		153,448	4.50	217,385	6.38

Tier I capital
(to average assets)	401,498	9.46		N/A	N/A		169,813	4.00	169,813	4.00

As of December 31, 2017:

Total capital
(to risk-weighted assets)	$502,334	14.84%	$	N/A	N/A	%	$270,866	8.00%	$313,189	9.25%

Tier I capital
(to risk-weighted assets)	382,870	11.31		N/A	N/A		203,149	6.00	245,472	7.25

Common equity tier I
(to risk-weighted assets)	382,868	11.31		N/A	N/A		152,362	4.50	194,685	5.75

Tier I capital
(to average assets)	382,870	9.04		N/A	N/A		169,318	4.00	169,318	4.00

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

In addition, on December 12, 2017, the Company issued $35 million in aggregate principal amount of Fixed-to-Floating Subordinated Notes due December 15, 2027 (the “Notes”). The Company down streamed approximately $29.1 million of those proceeds to the Bank as capital.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock. The Reinvestment Plan provided $10.6 million of capital to the Company in the first quarter of 2018. Voluntary share purchases in the Dividend Reinvestment Plan can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company - all of the share purchases in the March 2018 quarter were from authorized but unissued shares.

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

Index

As previously announced, on April 24, 2018, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 22, 2018 to shareholders of record on May 8, 2018.

Management believes the Company’s capital position and capital ratios are adequate. Further, Management believes the Company has sufficient capital to support its planned balance sheet growth on for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $153.5 million at March 31, 2018. In addition, the Company had $342.6 million in securities designated as available for sale at March 31, 2018. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $259.0 million as of March 31, 2018 were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is secured borrowing capacity. At March 31, 2018, unused borrowing commitments totaled $1.1 billion from the FHLB and $839 million from the Federal Reserve Bank of New York.

During the first quarter of 2018, the Company experienced net deposit outflows of $146 million, $66 million of which, however, was due to the maturity of listing service deposits - the Company has chosen not to participate in listing service programs at this time, so maturing listing service deposits are not replaced with new listing service deposits. The majority of the remaining net deposit outflows (of $80 million) were concentrated in a small number of larger depositors, who remain clients of the Company.

Brokered interest-bearing demand (“overnight”) deposits were $180.0 million at March 31, 2018. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. As of March 31, 2018, the Company has transacted pay fixed, receive floating interest rate swaps totaling $180.0 million in notional amount.

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

The following strategies are among those used to manage interest rate risk:

•	Actively market C&I loans, which tend to have adjustable-rate features, and which generate customer relationships that can result in higher core deposit accounts;
•	Actively market equipment finance leases and loans, which tend to have shorter terms and higher interest rates than real estate lending;
•	Manage residential mortgage portfolio originations to adjustable-rate and/or shorter-term and/or “relationship” loans that may result in core deposit and/or wealth management relationships;
•	Actively market core deposit relationships, which are generally longer duration liabilities;
•	Utilize medium to longer term certificates of deposit and/or wholesale borrowings to extend liability duration;
•	Utilize interest rate swaps to extend liability duration;
•	Utilize a loan level / back to back interest rate swap program, which converts a borrower’s fixed rate loan to adjustable rate for the Company;
•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•	Maintain adequate levels of capital; and
•	Utilize loan sales, especially longer-term residential sales, and/or loan participations.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $180.0 million as of March 31, 2018.

In addition, during the second quarter of 2015, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of March 31, 2018, $333.2 million of notional value in swaps were executed and outstanding with borrowers under this program.

Index

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain loan prepayment, deposit beta and decay, and interest rate assumptions, which management believes to be reasonable as of March 31, 2018. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of March 31, 2018.

In an immediate and sustained 200 basis point increase in market rates at March 31, 2018, net interest income for year 1 would increase approximately 2.3 percent, when compared to a flat interest rate scenario. In year 2 this sensitivity improves to an increase of 6.7 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at March 31, 2018, net interest income would decline approximately 3.2 percent for year 1 and 5.7 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at March 31, 2018.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$589,243	$(5,280)	(0.89)%	14.27%	45
+100	593,655	(868)	(0.15)	14.08	26
Flat interest rates	594,523	—	—	13.82	—
-100	580,275	(14,248)	(2.40)	13.24	(58)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

There were no material changes in the Corporation’s risk factors during the three months ended March 31, 2018 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

Index

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On August 1, 2017, the Company acquired Murphy Capital Management (“MCM”), a registered investment adviser (“RIA”) in Gladstone, New Jersey. The Company acquired all of the outstanding stock of MCM, which had approximately $850 million of assets under management at closing. The terms of the acquisition included cash due on closing, and contingent post-closing payments of common stock based upon MCM’s post-acquisition performance. The contingent payments, to the extent earned, are payable on March 11 of 2018, 2019 and 2020. On March 11, 2018, the Company issued 20,825 shares of Company common stock to MCM stockholders pursuant to the agreement. These shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act.

On November 1, 2017, the Company acquired Quadrant Capital Management (“Quadrant”), an RIA in Fairfield, New Jersey. The Company acquired the outstanding equity interests of Quadrant, which had approximately $460 million of assets under management at closing. The terms of the purchase included 43,834 shares of Company common stock paid and issued at closing. These shares were issued without registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act. The acquisition agreement also includes post-closing payments of Company common stock contingent upon Quadrant’s post-acquisition performance. These shares, if earned, will be issued on November 1, 2018 without registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3	Articles of Incorporation and By-Laws:
	A.	Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit 3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009 (File No. 001-16197).
	B.	By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on December 20, 2017 (File No. 001-16197).

31.1	Certification of Douglas L. Kennedy, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Jeffrey J. Carfora, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

Index

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Douglas L. Kennedy, Chief Executive Officer of the Corporation and Jeffrey J. Carfora, Chief Financial Officer of the Corporation.

101	Interactive Data File

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 8, 2018	By: /s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: May 8, 2018	By: /s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

DATE: May 8, 2018	By: /s/ Francesco S. Rossi
Francesco S. Rossi, Chief Accounting Officer
(Principal Accounting Officer)