Form 10-Q
period 2018-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2018-08-07
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2018

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of August 1, 2018:

19,011,212

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share and per share data)

	(unaudited)	(audited)
	June 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$4,458	$4,415
Federal funds sold	101	101
Interest-earning deposits	62,231	108,931
Total cash and cash equivalents	66,790	113,447
Securities available for sale	346,790	327,633
Equity security	4,710	—
FHLB and FRB stock, at cost	21,533	13,378
Loans held for sale, at fair value	996	984
Loans held for sale, at lower of cost or fair value	3,000	187
Loans	3,722,905	3,704,440
Less: Allowance for loan and lease losses	38,066	36,440
Net loans	3,684,839	3,668,000
Premises and equipment	28,404	29,476
Other real estate owned	1,608	2,090
Accrued interest receivable	7,202	9,452
Bank owned life insurance	44,980	44,586
Goodwill	17,107	17,107
Other intangible assets	6,370	6,729
Other assets	30,845	27,478
TOTAL ASSETS	$4,265,174	$4,260,547
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$527,453	$539,304
Interest-bearing deposits:
Interest-bearing deposits checking	1,053,004	1,152,483
Savings	120,986	119,556
Money market accounts	1,051,893	1,091,385
Certificates of deposit - retail	431,679	344,652
Certificates of deposit - listing service	96,644	198,383
Subtotal deposits	3,281,659	3,445,763
Interest-bearing demand - brokered	180,000	180,000
Certificates of deposit - brokered	61,254	72,591
Total deposits	3,522,913	3,698,354
Overnight borrowings	127,350	—
Federal Home Loan Bank advances	52,898	37,898
Capital lease obligation	8,728	9,072
Subordinated debt, net	83,133	83,024
Accrued expenses and other liabilities	33,133	28,521
TOTAL LIABILITIES	3,828,155	3,856,869
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 21,000,000 shares; issued shares, 19,415,490 at June 30, 2018 and 19,027,812 at December 31, 2017; outstanding shares, 19,007,312 at June 30, 2018 and 18,619,634 at December 31, 2017	16,183	15,858
Surplus	297,318	283,552
Treasury stock at cost, 408,178 shares at both June 30, 2018 and December 31, 2017	(8,988)	(8,988)
Retained earnings	135,260	114,468
Accumulated other comprehensive loss, net of income tax	(2,754)	(1,212)
TOTAL SHAREHOLDERS’ EQUITY	437,019	403,678
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$4,265,174	$4,260,547

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$37,102	$31,637	$71,769	$61,129
Interest on investments:
Taxable	2,072	1,477	3,997	2,981
Tax-exempt	99	115	208	236
Interest on loans held for sale	6	7	16	11
Interest on interest-earning deposits	395	176	752	440
Total interest income	39,674	33,412	76,742	64,797
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	4,416	2,320	8,135	4,132
Interest on certificates of deposit	2,330	1,650	4,479	3,220
Interest on borrowed funds	1,155	354	1,525	657
Interest on capital lease obligation	106	114	213	229
Interest on subordinated debt	1,221	783	2,442	1,566
Subtotal - interest expense	9,228	5,221	16,794	9,804
Interest on interest-bearing demand - brokered	804	726	1,484	1,446
Interest on certificates of deposits - brokered	399	493	828	984
Total Interest expense	10,431	6,440	19,106	12,234
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	29,243	26,972	57,636	52,563
Provision for loan and lease losses	300	2,200	1,550	3,800
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	28,943	24,772	56,086	48,763
OTHER INCOME
Wealth management fee income	8,126	5,086	16,493	9,904
Service charges and fees	873	815	1,704	1,586
Bank owned life insurance	345	350	681	672
Gains on loans held for sale at fair value (mortgage banking)	79	91	173	138
Fee income related to loan level, back-to-back swaps	900	1,291	1,152	1,747
Gain on sale of SBA loans	814	142	845	297
Other income	639	396	1,021	846
Securities losses, net	(36)	—	(114)	—
Total other income	11,740	8,171	21,955	15,190
OPERATING EXPENSES
Compensation and employee benefits	15,826	12,751	30,405	24,664
Premises and equipment	3,406	3,033	6,676	5,849
FDIC insurance expense	625	602	1,205	1,288
Other operating expense	5,084	3,709	9,992	7,598
Total operating expenses	24,941	20,095	48,278	39,399
INCOME BEFORE INCOME TAX EXPENSE	15,742	12,848	29,763	24,554
Income tax expense	3,832	4,908	7,046	8,632
NET INCOME	$11,910	$7,940	$22,717	$15,922

EARNINGS PER SHARE
Basic	$0.63	$0.45	$1.21	$0.92
Diluted	$0.62	$0.45	$1.20	$0.91
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,930,893	17,505,638	18,770,492	17,314,695
Diluted	19,098,838	17,756,390	18,996,979	17,588,816

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$11,910	$7,940	$22,717	$15,922
Comprehensive income:
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	(653)	199	(3,587)	835

Tax effect	159	(77)	835	(316)
Net of tax	(494)	122	(2,752)	519

Unrealized gains on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	828	(64)	1,569	801
Reclassification adjustment for amounts included in net income	(31)	—	(62)	—
	797	(64)	1,507	801

Tax effect	(215)	26	(424)	(327)
Net of tax	582	(38)	1,083	474

Total other comprehensive income/(loss)	88	84	(1,669)	993

Total comprehensive income	$11,998	$8,024	$21,048	$16,915

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Six Months Ended June 30, 2018

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2018 18,619,634 common shares outstanding	$15,858	$283,552	$(8,988)	$114,468	$(1,212)	$403,678
Net income	—	—	—	22,717	—	22,717
Comprehensive loss	—	—	—	—	(1,669)	(1,669)
Cumulative adjustment for equity security (ASU 2016-01)	—	—	—	(127)	127	—
Restricted stock units issued 85,242 shares	71	(71)	—	—	—	—
Restricted stock awards forfeitures, (94,034) shares	(78)	78	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (40,457) shares	(33)	(1,370)	—	—	—	(1,403)
Amortization of restricted stock awards/units	—	2,130	—	—	—	2,130
Cash dividends declared on common stock ($0.10 per share)	—	—	—	(1,798)	—	(1,798)
Common stock options exercised, 10,683, net of 2,374 used to exercise, 8,309 shares	9	93	—	—	—	102
Sales of shares (Dividend Reinvestment Program), 392,302 shares	326	12,407	—	—	—	12,733
Issuance of shares for Employee Stock Purchase Plan, 15,490 shares	13	516	—	—	—	529
Issuance of common stock for acquisition 20,826 shares	17	(17)	—	—	—	—
Balance at June 30, 2018 19,007,312 common shares outstanding	$16,183	$297,318	$(8,988)	$135,260	$(2,754)	$437,019

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$22,717	$15,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,560	1,703
Amortization of premium and accretion of discount on securities, net	741	841
Amortization of restricted stock	2,130	1,671
Amortization of intangible assets	359	62
Amortization of subordinated debt costs	109	65
Provision of loan and lease losses	1,550	3,800
Provision for OREO losses	204	—
Deferred tax expense/(benefit)	1,429	(2,234)
Stock-based compensation and employee stock purchase plan expense	112	79
Fair value adjustment for equity security	114	—
Loans originated for sale (1)	(25,418)	(13,910)
Proceeds from sales of loans held for sale (1)	23,609	13,233
Gain on loans held for sale (1)	(1,018)	(435)
Gain on OREO sold	(26)	—
Gain on death benefit	—	(62)
Increase in cash surrender value of life insurance, net	(394)	(404)
Decrease in accrued interest receivable	2,250	1,377
Decrease in other assets	4,496	8,843
(Decrease)/increase in accrued expenses, capital lease obligations and other liabilities	(3,167)	743
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,357	31,294
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	40,189	32,337
Redemptions for FHLB & FRB stock	49,068	13,282
Purchase of securities available for sale	(68,547)	(42,179)
Purchase of FHLB & FRB stock	(57,223)	(17,956)
Net increase in loans, net of participations sold	(18,389)	(352,270)
Sale of other real estate owned	304	298
Purchase of premises and equipment	(488)	(1,138)
NET CASH USED IN INVESTING ACTIVITIES	(55,086)	(367,626)
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(175,441)	169,416
Net increase in overnight borrowings	127,350	87,000
Proceeds from Federal Home Loan Bank advances	30,000	—
Repayments of Federal Home Loan Bank advances	(15,000)	(3,000)
Dividends paid on common stock	(1,798)	(1,742)
Exercise of Stock Options, net of stock swaps	102	321
Restricted stock repurchased on vesting to pay taxes	(1,403)	(1,415)
Sales of common shares (Dividend Reinvestment Program)	12,733	16,473
Issuance of shares for employee stock purchase plan	529	408
NET CASH (USED IN)/PROVIDED BY IN FINANCING ACTIVITIES	(22,928)	267,461
Net decrease in cash and cash equivalents	(46,657)	(68,871)
Cash and cash equivalents at beginning of period	113,447	162,691
Cash and cash equivalents at end of period	$66,790	$93,820
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$18,086	$12,028
Income tax, net	964	197
Transfer of loans to other real estate owned	—	137

(1)

Includes mortgage loans originated with the intent to sell which are carried at fair value. In addition, this includes the guaranteed portion of SBA loans which are carried at the lower of cost or fair value.

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2017 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2018, the results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, shareholders’ equity for the six months ended June 30, 2018 and cash flow statements for the six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future period.

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

The Banking segment includes commercial (includes C&I and equipment financing), commercial real estate, multifamily, residential and consumer lending activities; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support services.

Peapack-Gladstone Bank’s Private Wealth Management Division includes: asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. This segment also includes the activities of PGB Trust and Investments of Delaware, MCM and Quadrant.  Income is recognized as it is earned.

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

Interest income includes amortization of purchase premiums and discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated and premiums on callable debt securities will be amortized to the earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Mortgage loans held for sale are generally sold with servicing rights released; therefore, no servicing rights are recorded. Gains and losses on sales of mortgage loans, shown as gain on sale of loans at fair value on the Statements of Income, are based on the difference between the selling price and the fair value of the related loan sold.

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $27.8 million and $20.1 million as of June 30, 2018 and December 31, 2017, respectively.  SBA loans held for sale totaled $3.0 million and $187 thousand at June 30, 2018 and December 31, 2017, respectively.

Loans originated with the intent to hold and subsequently transferred to loans held for sale are carried at the lower of cost or fair value. These are loans that the Company no longer has the intent to hold for the foreseeable future.

Loans:  Loans that Management has the intent and ability to hold for the foreseeable future or until maturity are stated at the principal amount outstanding. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less purchased premium and discounts and net deferred fees. Loan origination fees and certain direct loan origination costs are deferred and recognized on a level-yield method, over the life of the loan as an adjustment to the loan’s yield. The definition of recorded investment in loans includes accrued interest receivable and deferred fees/cost, however, for the Company’s loan disclosures, accrued interest and deferred fees/cost was excluded as the impact was not material.

Loans are considered past due when they are not paid within 30 days in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six months. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Nonaccrual mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in New Jersey and New York.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At June 30, 2018 and at December 31, 2017, the multiple was 3.50 times for non-impaired substandard loans and 2.25 times for non-impaired special mention loans.

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

Home Equity Lines of Credit.  The Bank provides revolving lines of credit against one to four family residences in the Tri-State area. Primary risk characteristics associated with home equity lines of credit typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

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

Upon adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

For the three and six months ended June 30, 2018, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.  For the three months ended June 30, 2017, the Company recorded less than $1 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans. There was no recognized tax benefit for the quarter ended June 30, 2017.  The Company recorded total compensation cost for stock options for the six months ended June 30, 2017 of $6 thousand. There was no recognized tax benefit for the six months ended June 30, 2017.

For the Company’s stock option plans, changes in options outstanding during the six months ended June 30, 2018 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2018	120,083	$14.41
Exercised during 2018	(10,683)	17.25
Expired during 2018	(415)	24.99
Forfeited during 2018	(3,475)	24.33
Balance, June 30, 2018	105,510	$13.76	3.16 years	$2,198
Vested and expected to vest	105,510	$13.76	3.16 years	$2,198
Exercisable at June 30, 2018	105,510	$13.76	3.16 years	$2,198

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2018 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on June 30, 2018 was $34.59.

There were no stock options granted in the three or six months ended June 30, 2018.

The Company has previously granted performance-based and service-based restricted stock awards/units. Service-based awards/units vest ratably over a , three or five-year period.  There were 2,836 restricted stock units granted in the second quarter of 2018.

The performance-based awards that were granted in previous periods are dependent upon the Company meeting certain performance criteria and cliff vest at the end of the performance period.  During the fourth quarter of 2015, the Company concluded that the performance targets will no longer be met.  The Company did not meet the performance criteria by the end of the performance period at end of year 2017.  Therefore, as of March 31, 2018, the Company forfeited 92,767 performance-based awards.

Changes in non-vested shares dependent on performance criteria for the six months ended June 30, 2018 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2018	92,767	$18.12
Forfeited during 2018	(92,767)	18.12
Balance, June 30, 2018	—	$—

Changes in service based restricted stock awards/units for the six months ended June 30, 2018 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2018	308,625	$23.96
Granted during 2018	228,697	35.12
Vested during 2018	(139,550)	21.85
Forfeited during 2018	(15,025)	27.90
Balance, June 30, 2018	382,747	$31.24

As of June 30, 2018, there was $293 thousand of total unrecognized compensation cost related to service-based awards.  That cost is expected to be recognized over a weighted average period of 0.46 years.  As of June 30, 2018, there was $9.3 million of total unrecognized compensation cost related to service-based units.  That cost is expected to be recognized over a weighted average period of 1.34 years. Stock compensation expense recorded for the second quarters of 2018 and 2017 totaled $1.3 million and $837 thousand, respectively. Stock compensation expense recorded for the six months ended June 30, 2018 and 2017 totaled $2.4 million and $1.7 million, respectively.

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

The Company recorded $59 thousand and $43 thousand of expense in salaries and employee benefits expense for the three months ended June 30, 2018 and 2017, respectively, related to the ESPP.  Total shares issued under the ESPP during the second quarters of 2018 and 2017 were 9,127 and 7,499, respectively.

The Company recorded $112 thousand and $73 thousand of expense in salaries and employee benefits expense for the six months ended June 30, 2018 and 2017, respectively related to the ESPP.  Total shares issued under the ESPP for the six months ended June 30, 2018 and 2017 were 15,490 and 12,833, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Net income to shareholders	$11,910	$7,940	$22,717	$15,922

Basic weighted-average shares outstanding	18,930,893	17,505,638	18,770,492	17,314,695
Plus: common stock equivalents	167,945	250,752	226,487	274,121
Diluted weighted-average shares outstanding	19,098,838	17,756,390	18,996,979	17,588,816
Net income per share
Basic	$0.63	$0.45	$1.21	$0.92
Diluted	0.62	0.45	1.20	0.91

As of June 30, 2018, and June 30, 2017, all stock options and warrants were included in the computation of diluted earnings per share because they were all dilutive, meaning that the exercise price of the stock option was greater than the average market price for the period.

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

2.  INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of June 30, 2018 and December 31, 2017 follows:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$68,418	$—	$(1,806)	$66,612
Mortgage-backed securities –residential	258,406	391	(4,828)	253,969
SBA pool securities	4,705	—	(51)	4,654
State and political subdivisions	18,648	45	(187)	18,506
Corporate bond	3,000	49	—	3,049
Total	$353,177	$485	$(6,872)	$346,790

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$44,476	$—	$(775)	$43,701
Mortgage-backed securities – residential	244,913	583	(2,380)	243,116
SBA pool securities	5,262	—	(57)	5,205
State and political subdivisions	24,910	87	(129)	24,868
Corporate bond	3,000	82	—	3,082
Single-issuer trust preferred security	2,999	—	(162)	2,837
CRA investment fund	5,000	—	(176)	4,824
Total	$330,560	$752	$(3,679)	$327,633

The following tables present the Corporation’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$40,315	$(1,108)	$21,297	$(698)	$61,612	$(1,806)
Mortgage-backed securities-residential	146,819	(2,579)	69,614	(2,249)	216,433	(4,828)
SBA pool securities	—	—	4,654	(51)	4,654	(51)
State and political subdivisions	5,539	(140)	3,706	(47)	9,245	(187)
Total	$192,673	$(3,827)	$99,271	$(3,045)	$291,944	$(6,872)

	December 31, 2017
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$32,166	$(317)	$11,535	$(458)	$43,701	$(775)
Mortgage-backed securities-residential	116,774	(1,000)	71,646	(1,380)	188,420	(2,380)
SBA pool securities	—	—	5,205	(57)	5,205	(57)
State and political subdivisions	5,628	(97)	3,760	(32)	9,388	(129)
Single-issuer trust preferred security	—	—	2,837	(162)	2,837	(162)
CRA investment fund	—	—	4,824	(176)	4,824	(176)
Total	$154,568	$(1,414)	$99,807	$(2,265)	$254,375	$(3,679)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers.  As of June 30, 2018, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments” which resulted in the reclassification of the Company’s investment in the CRA investment fund from available for sale to equity securities, which resulted in a loss of $36 thousand and $114 thousand for the three months and six months ended June 30, 2018.  This amount is included in securities losses on the Consolidated Statements of Income.

3.  LOANS

Loans outstanding, excluding those held for sale, by general ledger classification, as of June 30, 2018 and December 31, 2017, consisted of the following:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2018	Loans	2017	Loans
Residential mortgage	$566,463	15.22%	$576,356	15.56%
Multifamily mortgage	1,320,251	35.46	1,388,958	37.49
Commercial mortgage	637,705	17.13	626,656	16.92
Commercial loans	1,066,526	28.65	958,294	25.87
Home equity lines of credit	55,020	1.48	67,497	1.82
Consumer loans, including fixed rate home equity loans	76,509	2.05	86,277	2.33
Other loans	431	0.01	402	0.01
Total loans	$3,722,905	100.00%	$3,704,440	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes.  The following portfolio classes have been identified as of June 30, 2018 and December 31, 2017:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2018	Loans	2017	Loans
Primary residential mortgage	$595,086	16.00%	$605,569	16.35%
Home equity lines of credit	55,020	1.48	67,497	1.82
Junior lien loan on residence	7,669	0.21	7,073	0.19
Multifamily property	1,320,251	35.49	1,388,958	37.51
Owner-occupied commercial real estate	253,520	6.82	253,492	6.85
Investment commercial real estate	892,526	23.99	874,098	23.61
Commercial and industrial	399,828	10.75	316,294	8.54
Lease Financing	126,514	3.40	90,052	2.43
Farmland/agricultural production	153	—	160	0.01
Commercial construction loans	90	—	92	0.01
Consumer and other loans	69,330	1.86	99,247	2.68
Total loans	$3,719,987	100.00%	$3,702,532	100.00%
Net deferred costs	2,918		1,908
Total loans including net deferred costs	$3,722,905		$3,704,440

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan and lease losses (ALLL) as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential mortgage	$8,441	$366	$586,645	$4,016	$595,086	$4,382
Home equity lines of credit	25	—	54,995	190	55,020	190
Junior lien loan on residence	46	—	7,623	17	7,669	17
Multifamily property	—	—	1,320,251	8,259	1,320,251	8,259
Owner-occupied commercial real estate	1,998	—	251,522	2,525	253,520	2,525
Investment commercial real estate	20,201	1,250	872,325	12,409	892,526	13,659
Commercial and industrial	—	—	399,828	7,356	399,828	7,356
Lease financing	—	—	126,514	1,311	126,514	1,311
Farmland/agricultural production	—	—	153	2	153	2
Commercial construction loans	—	—	90	1	90	1
Consumer and other loans	—	—	69,330	364	69,330	364
Total ALLL	$30,711	$1,616	$3,689,276	$36,450	$3,719,987	$38,066

	December 31, 2017
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$9,802	$482	$595,767	$3,603	$605,569	$4,085
Home equity lines of credit	27	—	67,470	221	67,497	221
Junior lien loan on residence	52	—	7,021	12	7,073	12
Multifamily property	—	—	1,388,958	10,007	1,388,958	10,007
Owner-occupied commercial real estate	2,503	—	250,989	2,385	253,492	2,385
Investment commercial real estate	10,681	40	863,417	11,893	874,098	11,933
Commercial and industrial	—	—	316,294	6,563	316,294	6,563
Lease financing	—	—	90,052	884	90,052	884
Farmland/agricultural production	—	—	160	—	160	-
Commercial construction loans	—	—	92	1	92	1
Consumer and other loans	—	—	99,247	349	99,247	349
Total ALLL	$23,065	$522	$3,679,467	$35,918	$3,702,532	$36,440

Impaired loans include nonaccrual loans of $12.0 million at June 30, 2018 and $13.5 million at December 31, 2017. Impaired loans also include performing TDR loans of $18.7 million at June 30, 2018 and $9.5 million at December 31, 2017.  At June 30, 2018, the allowance allocated to TDR loans totaled $1.5 million, of which $1.4 million was allocated to nonaccrual loans.  At December 31, 2017, the allowance allocated to TDR loans totaled $423 thousand of which $173 thousand was allocated to nonaccrual loans.  All accruing TDR loans were paying in accordance with restructured terms as of June 30, 2018.  The Company has not committed to lend additional amounts as of June 30, 2018 to customers with outstanding loans that are classified as TDR loans.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2018 and December 31, 2017 (The average impaired loans on the following tables represent year to date impaired loans.):

	June 30, 2018
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$8,568	$7,309	$—	$7,983
Owner-occupied commercial real estate	2,796	1,998	—	2,175
Investment commercial real estate	15,351	15,351	—	6,748
Home equity lines of credit	27	25	—	26
Junior lien loan on residence	107	46	—	48
Total loans with no related allowance	$26,849	$24,729	$—	$16,980
With related allowance recorded:
Primary residential mortgage	$1,153	$1,132	$366	$1,143
Investment commercial real estate	4,977	4,850	1,250	4,892
Total loans with related allowance	$6,130	$5,982	$1,616	$6,035
Total loans individually evaluated for Impairment	$32,979	$30,711	$1,616	$23,015

	December 31, 2017
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,607	$8,388	$—	$10,847
Owner-occupied commercial real estate	3,238	2,503	—	1,568
Investment commercial real estate	9,564	9,500	—	9,971
Home equity lines of credit	29	27	—	38
Junior lien loan on residence	110	52	—	92
Total loans with no related allowance	$22,548	$20,470	$—	$22,516
With related allowance recorded:
Primary residential mortgage	$1,435	$1,414	$482	$1,399
Investment commercial real estate	1,181	1,181	40	1,198
Total loans with related allowance	$2,616	$2,595	$522	$2,597
Total loans individually evaluated for impairment	$25,164	$23,065	$522	$25,113

Interest income recognized on impaired loans for the quarters ended June 30, 2018 and 2017 was not material.  The Company did not recognize any income on nonaccruing impaired loans for the three and six months ended June 30, 2018 and 2017.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$5,126	$—
Home equity lines of credit	5	—
Junior lien loan on residence	46	—
Owner-occupied commercial real estate	1,998	—
Investment commercial real estate	4,850	—
Total	$12,025	$—

	December 31, 2017
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$6,056	$—
Home equity lines of credit	6	—
Junior lien loan on residence	52	—
Owner-occupied commercial real estate	2,503	—
Investment commercial real estate	4,913	—
Total	$13,530	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017 by class of loans, excluding nonaccrual loans:

	June 30, 2018
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$577	$452	$—	$1,029
Home equity lines of credit	—	241	—	241
Junior lien loan on residence	16	—	—	16
Multifamily property	—	2,252	—	2,252
Consumer and other loans	1	—	—	1
Total	$594	$2,945	$—	$3,539

	December 31, 2017
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$216	$—	$—	$216
Consumer and other loans	30	—	—	30
Total	$246	$—	$—	$246

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

As of June 30, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$585,629	$960	$8,497	$—
Home equity lines of credit	54,995	—	25	—
Junior lien loan on residence	7,623	—	46	—
Multifamily property	1,311,131	6,502	2,618	—
Owner-occupied commercial real estate	246,745	1,006	5,769	—
Investment commercial real estate	845,179	14,001	28,496	4,850
Commercial and industrial	390,695	8,457	676	—
Lease financing	126,514	—	—	—
Farmland/agricultural production	153	—	—	—
Commercial construction loans	—	90	—	—
Consumer and other loans	69,091	—	239	—
Total	$3,637,755	$31,016	$46,366	$4,850

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$594,846	$866	$9,857	$—
Home equity lines of credit	67,470	—	27	—
Junior lien loan on residence	7,021	—	52	—
Multifamily property	1,371,825	16,755	378	—
Owner-occupied commercial real estate	249,003	837	3,652	—
Investment commercial real estate	827,558	23,377	23,163	—
Commercial and industrial	306,341	7,488	2,465	—
Lease financing	90,052	—	—	—
Farmland/agricultural production	160	—	—	—
Commercial construction loans	—	92	—	—
Consumer and other loans	97,135	—	2,112	—
Total	$3,611,411	$49,415	$41,706	$—

At June 30, 2018, $25.8 million of substandard loans were also considered impaired compared to December 31, 2017, when $21.8 million of substandard loans were also impaired.

The activity in the allowance for loan and lease losses for the three months ended June 30, 2018 is summarized below:

	April 1,				June 30,
	2018				2018
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,403	$—	$139	$(160)	$4,382
Home equity lines of credit	192	—	2	(4)	190
Junior lien loan on residence	16	—	46	(45)	17
Multifamily property	9,140	—	—	(881)	8,259
Owner-occupied commercial real estate	2,364	(64)	—	225	2,525
Investment commercial real estate	12,367	—	—	1,292	13,659
Commercial and industrial	7,753	(46)	6	(357)	7,356
Lease financing	1,036	—	—	275	1,311
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	422	(14)	1	(45)	364
Total ALLL	$37,696	$(124)	$194	$300	$38,066

The activity in the allowance for loan and lease losses for the three months ended June 30, 2017 is summarized below:

	April 1,				June 30,
	2017				2017
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,928	$(192)	$55	$432	$4,223
Home equity lines of credit	231	(23)	67	(64)	211
Junior lien loan on residence	15	—	7	(8)	14
Multifamily property	11,767	—	—	(161)	11,606
Owner-occupied commercial real estate	2,235	—	—	(88)	2,147
Investment commercial real estate	10,883	—	19	825	11,727
Commercial and industrial	4,312	(1)	43	979	5,333
Lease financing	—	—	—	178	178
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	236	(35)	1	107	309
Total ALLL	$33,610	$(251)	$192	$2,200	$35,751

The activity in the allowance for loan and lease losses for the six months ended June 30, 2018 is summarized below:

	January 1,				June 30,
	2018				2018
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,085	$(77)	$139	$235	$4,382
Home equity lines of credit	221	—	4	(35)	190
Junior lien loan on residence	12	—	55	(50)	17
Multifamily property	10,007	—	—	(1,748)	8,259
Owner-occupied commercial real estate	2,385	(64)	66	138	2,525
Investment commercial real estate	11,933	—	—	1,726	13,659
Commercial and industrial	6,563	(46)	22	817	7,356
Lease financing	884	—	—	427	1,311
Farmland/agricultural production	—	—	—	2	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	349	(25)	2	38	364
Total ALLL	$36,440	$(212)	$288	$1,550	$38,066

The activity in the allowance for loan and lease losses for the six months ended June 30, 2017 is summarized below:

	January 1,				June 30,
	2017				2017
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,666	$(330)	$69	$818	$4,223
Home equity lines of credit	233	(23)	59	(58)	211
Junior lien loan on residence	16	(57)	13	42	14
Multifamily property	11,192	—	—	414	11,606
Owner-occupied commercial real estate	1,774	—	—	373	2,147
Investment commercial real estate	10,909	—	22	796	11,727
Commercial and industrial	4,164	(25)	52	1,142	5,333
Lease financing	—	—	—	178	178
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	9	—	—	(8)	1
Consumer and other loans	243	(38)	1	103	309
Total ALLL	$32,208	$(473)	$216	$3,800	$35,751

Troubled Debt Restructurings:

The Company has allocated $1.5 million and $423 thousand of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of June 30, 2018 and December 31, 2017, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The terms of certain loans were modified as TDRs when one or a combination of the following occurred:  a reduction of the stated interest rate of the loan was reduced; the maturity date was extended; or some other modification or extension occurred which would not be readily available in the market.

The following table presents loans by class modified as TDRs during the three-month period ended June 30, 2018:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Investment commercial real estate	1	$15,351	$15,351
Total	1	$15,351	$15,351

The following table presents loans by class modified as TDRs during the six-month period ended June 30, 2018:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Investment commercial real estate	1	$15,351	$15,351
Total	1	$15,351	$15,351

The following table presents loans by class modified as TDRs during the three-month period ended June 30, 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$469	$469
Total	2	$469	$469

The following table presents loans by class modified as TDRs during the six-month period ended June 30, 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	4	$798	$798
Total	4	$798	$798

The identification of the TDRs did not have a significant impact on the allowance for loan and lease losses.

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at June 30, 2018:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$336
Total	1	$336

There were no loans that were modified as TDRs for which there was a payment default, within twelve months of modification, during the three and six months ended June 30, 2017.

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

4.  DEPOSITS

Certificates of deposit, excluding brokered certificates of deposit over $250,000, totaled $136.8 million and $160.0 million at June 30, 2018 and December 31, 2017, respectively.

The following table sets forth the details of total deposits as of June 30, 2018 and December 31, 2017:

	June 30,		December 31,
	2018		2017
(Dollars in thousands)	$	%	$	%
Noninterest-bearing demand deposits	$527,453	14.97%	$539,304	14.59%
Interest-bearing checking (1)	1,053,004	29.89	1,152,483	31.16
Savings	120,986	3.44	119,556	3.23
Money market	1,051,893	29.86	1,091,385	29.51
Certificates of deposit - retail	431,679	12.25	344,652	9.32
Certificates of deposit - listing service	96,644	2.74	198,383	5.36
Subtotal deposits	3,281,659	93.15	3,445,763	93.17
Interest-bearing demand - Brokered	180,000	5.11	180,000	4.87
Certificates of deposit - Brokered	61,254	1.74	72,591	1.96
Total deposits	$3,522,913	100.00%	$3,698,354	100.00%

(1)	Interest-bearing checking includes $371.4 million at June 30, 2018 and $359.9 million at December 31, 2017 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of June 30, 2018 are as follows:

(In thousands)
2018	$146,003
2019	254,329
2020	76,830
2021	30,394
2022	15,472
Over 5 Years	66,549
Total	$589,577

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB totaled $52.9 million with a weighted average interest rate of 2.59 percent and $37.9 million with a weighted average interest rate of 2.20 percent at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018, advances totaling $52.9 million with a weighted average interest rate of 2.59 percent had fixed maturity dates. The fixed maturity date advances at December 31, 2017 totaled $28.9 million with a weighted average interest rate of 1.96 percent.  The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $504.0 million and multifamily mortgages totaling $1.1 billion at June 30, 2018, while at December 31, 2017, the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $550.0 million and multifamily mortgages totaling $1.1 billion.

At December 31, 2017, the Company had $9.0 million in variable rate advances, with a weighted average interest rate of 2.95 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods.

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2018	$19,898
2019	3,000
2020	-
2021	30,000
Total	$52,898

There were overnight borrowings of $127.4 million as of June 30, 2018 with a weighted average rate of 2.08 percent at the FHLB.  There were no overnight borrowings as of December 31, 2017.  At June 30, 2018, unused short-term overnight borrowing commitments totaled $1.1 billion from FHLB, $22.0 million from correspondent banks and $913.7 million at the FRB.

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

Private Wealth Management Division

Peapack-Gladstone Bank’s Private Wealth Management Division, including PGB Trust & Investments of Delaware, MCM and Quadrant, includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$27,953	$1,290	$29,243
Noninterest income	3,353	8,387	11,740
Total income	31,306	9,677	40,983

Provision for loan and lease losses	300	—	300
Compensation and benefits	11,932	3,894	15,826
Premises and equipment expense	2,982	424	3,406
FDIC expense	625	—	625
Other noninterest expense	2,998	2,086	5,084
Total noninterest expense	18,837	6,404	25,241
Income before income tax expense	12,469	3,273	15,742
Income tax expense	3,033	799	3,832
Net income	$9,436	$2,474	$11,910

	Three Months Ended June 30, 2017
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$25,654	$1,318	$26,972
Noninterest income	2,953	5,218	8,171
Total income	28,607	6,536	35,143

Provision for loan and lease losses	2,200	—	2,200
Compensation and benefits	10,486	2,265	12,751
Premises and equipment expense	2,735	298	3,033
FDIC Expense	602	—	602
Other noninterest expense	2,088	1,621	3,709
Total noninterest expense	18,111	4,184	22,295
Income before income tax expense	10,496	2,352	12,848
Income tax expense	4,023	885	4,908
Net income	$6,473	$1,467	$7,940

	Six Months Ended June 30, 2018
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$54,801	$2,835	$57,636
Noninterest income	4,980	16,975	21,955
Total income	59,781	19,810	79,591

Provision for loan and lease losses	1,550	—	1,550
Compensation and benefits	22,263	8,142	30,405
Premises and equipment expense	5,821	855	6,676
FDIC expense	1,205	—	1,205
Other noninterest expense	5,659	4,333	9,992
Total noninterest expense	36,498	13,330	49,828
Income before income tax expense	23,283	6,480	29,763
Income tax expense	5,512	1,534	7,046
Net income	$17,771	$4,946	$22,717

Total assets for period end	$4,208,731	$56,443	$4,265,174

	Six Months Ended June 30, 2017
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$49,685	$2,878	$52,563
Noninterest income	5,047	10,143	15,190
Total income	54,732	13,021	67,753

Provision for loan and lease losses	3,800	—	3,800
Compensation and benefits	19,800	4,864	24,664
Premises and equipment expense	5,272	577	5,849
FDIC Expense	1,288	—	1,288
Other noninterest expense	4,104	3,494	7,598
Total noninterest expense	34,264	8,935	43,199
Income before income tax expense	20,468	4,086	24,554
Income tax expense	7,196	1,436	8,632
Net income	$13,272	$2,650	$15,922

Total assets for period end	$4,138,639	$27,040	$4,165,679

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of June 30, 2018.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$66,612	$—	$66,612	$—
Mortgage-backed securities-residential	253,969	—	253,969	—
SBA pool securities	4,654	—	4,654	—
State and political subdivisions	18,506	—	18,506	—
Corporate bond	3,049	—	3,049	—
CRA investment fund	4,710	4,710	—	—
Loans held for sale, at fair value	996	—	996	—
Derivatives:
Cash flow hedges	2,680	—	2,680	—
Loan level swaps	9,992	—	9,992	—
Total	$365,168	$4,710	$360,458	$—

Liabilities:
Derivatives:
Loan level swaps	$(9,992)	$—	$(9,992)	$—
Total	$(9,992)	$—	$(9,992)	$—

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$43,701	—	$43,701	$—
Mortgage-backed securities-residential	243,116	—	243,116	—
SBA pool securities	5,205	—	5,205	—
State and political subdivisions	24,868	—	24,868	—
Corporate bond	3,082	—	3,082	—
Single-issuer trust preferred security	2,837	—	2,837	—
CRA investment fund	4,824	4,824	—	—
Loans held for sale, at fair value	984	—	984	—
Derivatives:
Cash flow hedges	1,394	—	1,394	—
Loan level swaps	3,131	—	3,131	—
Total	$333,142	$4,824	$328,318	$—

Liabilities:
Derivatives:

Loan level swaps	$(3,131)	$—	$(3,131)	$—
Total	$(3,131)	$—	$(3,131)	$—

The Company has elected the fair value option for certain loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of June 30, 2018 and December 31, 2017.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	June 30, 2018	December 31, 2017
Residential loans contractual balance	$980	$972
Fair value adjustment	16	12
Total fair value of residential loans held for sale	$996	$984

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2018.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis (Quantitative disclosures for non-recurring Level 3 assets have been omitted due to immateriality):

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$3,600	$—	$3,600	$—

There were no loans measured for impairment using the fair value of collateral as of December 31, 2017.

The carrying amounts and estimated fair values of financial instruments at June 30, 2018 are as follows:

		Fair Value Measurements at June 30, 2018 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$66,790	$66,790	$—	$—	$66,790
Securities available for sale	346,790	—	346,790	—	346,790
CRA investment fund	4,710	4,710	—	—	4,710
FHLB and FRB stock	21,533	—	—	—	N/A
Loans held for sale, at fair value	996	—	996	—	996
Loans held for sale, at lower of cost or fair value	3,000	—	3,300	—	3,300
Loans, net of allowance for loan and lease losses	3,684,839	—	—	3,645,489	3,645,489
Accrued interest receivable	7,202	—	1,344	5,858	7,202
Cash flow hedges	2,680	—	2,680	—	2,680
Loan level swaps	9,992	—	9,992	—	9,992
Financial liabilities
Deposits	$3,522,913	$2,933,336	$582,874	$—	$3,516,210
Overnight borrowings	127,350	—	127,350	—	127,350
Federal home loan bank advances	52,898	—	52,875	—	52,875
Subordinated debt	83,133	—	—	82,777	82,777
Accrued interest payable	2,563	165	2,342	56	2,563
Loan level swap	9,992	—	9,992	—	9,992

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 are as follows:

		Fair Value Measurements at December 31, 2017 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$113,447	$113,447	$—	$—	$113,447
Securities available for sale	327,633	4,824	322,809	—	327,633
FHLB and FRB stock	13,378	—	—	—	N/A
Loans held for sale, at fair value	984	—	984	—	984
Loans held for sale, at lower of cost or fair value	187	—	206	—	206
Loans, net of allowance for loan and lease losses	3,668,000	—	—	3,649,132	3,649,132
Accrued interest receivable	9,452	—	1,041	8,411	9,452
Cash flow Hedges	1,394	—	1,394	—	1,394
Loan level swaps	3,131	—	3,131	—	3,131
Financial liabilities
Deposits	$3,698,354	$3,082,728	$612,591	$—	$3,695,319
Federal home loan bank advances	37,898	—	37,907	—	37,907
Subordinated debt	83,024	—	—	84,150	84,150
Accrued interest payable	1,756	192	1,495	69	1,756
Loan level swaps	3,131	—	3,131	—	3,131

8.  REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.

The following table presents the sources of noninterest income for the periods indicated:

	For the Three Months Ended June 30,
(In thousands)	2018	2017
Service charges on deposits
Overdraft fees	$183	$183
Interchange income	326	300
Other	364	332
Wealth management fees	7,906	4,884
Investment brokerage fees	220	202
Gains/(losses) on sales of OREO	26	—
Other (a)	2,715	2,270
Total noninterest other income	$11,740	$8,171

	For the Six Months Ended June 30,
(In thousands)	2018	2017
Service charges on deposits
Overdraft fees	$364	$362
Interchange income	616	566
Other	724	658
Wealth management fees	16,059	9,456
Investment brokerage fees	434	448
Gains/(losses) on sales of OREO	26	—
Other (a)	3,732	3,700
Total noninterest other income	$21,955	$15,190

(a)All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2018			2017
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$183	$—	$183	$183	$—	$183
Interchange income	326	—	326	300	—	300
Other	364	—	364	332	—	332
Wealth management fees	—	7,906	7,906	—	4,884	4,884
Investment brokerage fees	—	220	220	—	202	202
Gains/(losses) on sales of OREO	26	—	26	—	—	—
Other (a)	2,454	261	2,715	2,138	132	2,270
Total noninterest income	$3,353	$8,387	$11,740	$2,953	$5,218	$8,171

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2018			2017
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$364	$—	$364	$362	$—	$362
Interchange income	616	—	616	566	—	566
Other	724	—	724	658	—	658
Wealth management fees	—	16,059	16,059	—	9,456	9,456
Investment brokerage fees	—	434	434	—	448	448
Gains/(losses) on sales of OREO	26	—	26	—	—	—
Other (a)	3,250	482	3,732	3,461	239	3,700
Total noninterest income	$4,980	$16,975	$21,955	$5,047	$10,143	$15,190

(a)	All of the other category is outside the scope of ASC 606.

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

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income by $63 thousand and $62 thousand for the six months ended June 30, 2018 and 2017, respectively.  Cardholder rewards reduced interchange income by $34 thousand and $32 thousand for the second quarters of 2018 and 2017.

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

Gains/(losses) on sales of OREO:  The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present.  The company recorded a gain on sale of OREO of $26 thousand in the second quarter of 2018.

Other:  All of the other income items are outside the scope of ASC 606.

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Professional and legal fees	1,178	785	2,292	1,647
Telephone	271	256	555	499
Advertising	414	355	725	518
Provision for ORE Losses	204	—	204	—
Amortization of intangible assets	180	31	359	62
Other operating expenses	2,837	2,282	5,857	4,872
Total other operating expenses	$5,084	$3,709	$9,992	$7,598

10.  ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended June 30, 2018 and 2017:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2018	Reclassifications	Income/(Loss)	2018	2018
Net unrealized holding loss on securities available for sale, net of tax	$(4,345)	$(494)	$—	$(494)	$(4,839)

Gain/(loss) on cash flow hedges	1,503	605	(23)	582	2,085

Accumulated other comprehensive loss, net of tax	$(2,842)	$111	$(23)	$88	$(2,754)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2017	Reclassifications	Income/(Loss)	2017	2017
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(694)	$122	$—	$122	$(572)

Gain/(loss) on cash flow hedges	72	(38)	—	(38)	34

Accumulated other comprehensive loss, net of tax	$(622)	$84	$—	$84	$(538)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2018 and 2017:

	Three Months Ended
	June 30,
(In thousands)	2018	2017	Affected Line Item in Income
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustments for amounts included in net income	$(31)	$—	Interest expense
Income tax expense	8	—	Income tax expense
Total reclassifications, net of tax	$(23)	$—

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the six months ended June 30, 2018 and 2017:

				Amount	Other
				Reclassified	Comprehensive
		Cumulative	Other	From	Income/(Loss)
		Adjustment	Comprehensive	Accumulated	Six Months
	Balance at	For Equity	Income/(Loss)	Other	Ended	Balance at
	January 1,	Security	Before	Comprehensive	June 30,	June 30,
(In thousands)	2018	(ASU 2016-1)	Reclassifications	Income/(Loss)	2018	2018
Net unrealized holding loss on securities available for sale, net of tax	$(2,214)	$127	$(2,752)	$—	$(2,752)	$(4,839)

Gain/(loss) on cash flow hedges	1,002	—	1,128	(45)	1,083	2,085

Accumulated other comprehensive loss, net of tax	$(1,212)	$127	$(1,624)	$(45)	$(1,669)	$(2,754)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2017	Reclassifications	Income/(Loss)	2017	2017
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(1,091)	$519	$—	$519	$(572)

Gain/(loss) on cash flow hedges	(440)	474	—	474	34

Accumulated other comprehensive loss, net of tax	$(1,531)	$993	$—	$993	$(538)

The following represents the reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2018 and 2017:

	Six Months
	June 30,
(In thousands)	2018	2017	Affected Line Item in Income
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(62)	$—	Interest expense
Income tax expense	17	—	Income tax expense
Total reclassifications, net of tax	$(45)	$—

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $230.0 million and $180.0 million as of June 30, 2018 and December 31, 2017, respectively, were designated as cash flow hedges of certain interest-bearing deposits and were determined to be fully effective during the six months ended June 30, 2018. As such, no amount of ineffectiveness has been included in net income during the three and six months ended June 30, 2018. Therefore, the aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of June 30, 2018 and December 31, 2017:

(Dollars in thousands)	June 30, 2018		December 31, 2017
Notional amount	$230,000		$180,000
Weighted average pay rate	1.84%		1.64%
Weighted average receive rate	1.81%		1.33%
Weighted average maturity	3.15	years	2.25	years
Unrealized gain, net	$2,680		$1,394

Number of contracts	11		9

Net interest income recorded on these swap transactions totaled $33 thousand and $13 thousand for the three and six months ended June 30, 2018, respectively, and is reported as a component of interest expense.  Net interest expense recorded on these swap transactions totaled $251 thousand and $613 for the three and six months ended June 30, 2017, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net gain recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended June 30, 2018 (after tax):

Amount of
Gain/(Loss)
	Amount of	Amount of	Recognized in
	Gain/(Loss)	Gain/(Loss)	Other
	Recognized	Reclassified	Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$582	$23	$—

During the first quarter of 2018, the Company recognized an unrealized after-tax gain of $220 thousand in accumulated other comprehensive income/(loss) related to the termination of two interest rate swaps designated as cash flow hedges.  The gain will be amortized into earnings over the remaining life of the terminated swaps.  The Company recognized pre-tax interest income of $31 thousand for the three months ended June 30, 2018 related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

The following table presents the net (loss) recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended June 30, 2017 (after tax):

Amount of
Gain/(Loss)
	Amount of	Amount of	Recognized in
	Gain/(Loss)	Gain/(Loss)	Other
	Recognized	Reclassified	Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$(38)	$—	$—

The following table presents the net gain recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the six months ended June 30, 2018 (after tax):

Amount of
Gain/(Loss)
	Amount of	Amount of	Recognized in
	Gain/(Loss)	Gain/(Loss)	Other
	Recognized	Reclassified	Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$1,083	$45	$—

The Company recognized pre-tax interest income of $62 thousand for the six months ended June 30, 2018 related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

The following table presents the net gain recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the six months ended June 30, 2017 (after tax):

Amount of
Gain/(Loss)
	Amount of	Amount of	Recognized in
	Gain/(Loss)	Gain/(Loss)	Other
	Recognized	Reclassified	Non-Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$474	$—	$—

The following tables reflect the cash flow hedges included in the financial statements as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$2,680
Total included in other assets	$230,000	$2,680

	December 31, 2017
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing demand brokered deposits	$180,000	$1,394
Total included in other assets	$180,000	$1,394

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

Information about these swaps is as follows:

(Dollars in thousands)	June 30, 2018		December 31, 2017
Notional amount	$376,338		$317,363
Fair value	$9,992		$3,131
Weighted average pay rates	4.22%		4.11%
Weighted average receive rates	4.00%		3.43%
Weighted average maturity	7.5	years	7.6	years

Number of contracts	50		42

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

13.  ACCOUNTING PRONOUNCEMENTS

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent amendments to the ASU (collectively, “ASC 606”).  The majority of the Company’s revenues come from interest income, income from bank owned life insurance, gains on sales of loans and securities and derivatives income that are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 include wealth management fee income, investment brokerage fees, service charges and fees, sale of OREO and other income are presented within Non-Interest Income. Refer to footnote 8 “Revenue from Contracts with Customers” for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606. The adoption of this guidance has not changed the recognition of our current revenue sources and did not have a material impact to the consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12: “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The updated guidance makes targeted changes to the existing hedge accounting model to better align the accounting rules with a company’s risk management activities, and to simplify the application of the hedge accounting model.  ASU 2017-12 expands the types of transactions eligible for hedge accounting, eliminates the requirement to separately measure and present hedge ineffectiveness, simplifies the way assessments of hedge ineffectiveness may be performed and relaxes the documentation requirements for entering into hedging positions. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company early adopted ASU 2017-12 on July 1, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The Company anticipates that the impact of the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

•	the impact of anticipated higher operating expenses in 2018 and beyond;
•	inability to successfully integrate the operations of wealth management first that we acquire;
•	inability to successfully generate deposits to appropriately fund our growth;
•	inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•	declines in values in our investment portfolio;
•	higher than expected increases in our allowance for loan and lease losses;
•	higher than expected increases in loan and lease losses or in the level of nonperforming loans;
•	changes in the federal or New Jersey tax code;
•	the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of the Bank’s borrowers;
•	changes in interest rates;
•	decline in real estate values within our market areas;
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

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  No impairment charges were recognized in the three or six months ended June 30, 2018 and 2017.

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,		Change
(Dollars in thousands, except share and per share data)	2018	2017	2018 vs 2017
Results of Operations:
Net interest income	$29,243	$26,972	$2,271
Provision for loan and lease losses	300	2,200	(1,900)
Net interest income after provision for loan and lease losses	28,943	24,772	4,171
Wealth management fee income	8,126	5,086	3,040
Other income	3,614	3,085	529
Operating expense	24,941	20,095	4,846
Income before income tax expense	15,742	12,848	2,894
Income tax expense	3,832	4,908	(1,076)
Net income	$11,910	$7,940	$3,970

Total revenue (Net interest income plus wealth management fee income and other income)	$40,983	$35,143	$5,840

Diluted earnings per share	$0.62	$0.45	$0.17

Diluted average shares outstanding	19,098,838	17,756,390	1,342,448

Return on average assets annualized (ROAA)	1.11%	0.79%	0.32%
Return on average equity annualized (ROAE)	11.11	9.06	2.05

The following table presents certain key aspects of our performance for the six months ended June 30, 2018 and 2017.

	For the Six Months Ended June 30,		Change
(Dollars in thousands, except share and per share data)	2018	2017	2018 vs 2017
Results of Operations:
Net interest income	$57,636	$52,563	$5,073
Provision for loan and lease losses	1,550	3,800	(2,250)
Net interest income after provision for loan and lease losses	56,086	48,763	7,323
Wealth management fee income	16,493	9,904	6,589
Other income	5,462	5,286	176
Operating expense	48,278	39,399	8,879
Income before income tax expense	29,763	24,554	5,209
Income tax expense	7,046	8,632	(1,586)
Net income	$22,717	$15,922	$6,795

Total revenue (Net interest income plus wealth management fee income and other income)	$79,591	$67,753	$11,838

Diluted earnings per share	$1.20	$0.91	$0.29

Diluted average shares outstanding	18,996,979	17,588,816	1,408,163

Return on average assets annualized (ROAA)	1.06%	0.80%	0.26%
Return on average equity annualized (ROAE)	10.83	9.33	1.50

	June 30,	December 31,	Change
	2018	2017	2018 vs 2017
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	15.71%	14.84%	0.87%
Tier I leverage ratio	9.71	9.04	0.67
Loans to deposits	105.68	100.16	5.52
Allowance for loan and lease losses to total loans	1.02	0.98	0.04
Allowance for loan and lease losses to nonperforming loans	316.56	269.33	47.23
Nonperforming loans to total loans	0.32	0.37	(0.05)

For the second quarter of 2018, the Company recorded net income of $11.9 million compared to $7.9 million for the same quarter of 2017.  For the three months ended June 30, 2018 and 2017, diluted earnings per share were $0.62 and $0.45, respectively.  Annualized return on average assets was 1.11 percent and annualized return on average equity was 11.11 percent for the second quarter of 2018, compared to 0.79 percent and 9.06 percent, respectively, for the second quarter of 2017.

For the six months ended June 30, 2018, the Company recorded net income of $22.7 million compared to $15.9 million for the same period of 2017.  Diluted earnings per common share were $1.20 and $0.91 for the first six months of 2018 and 2017, respectively.  Annualized return on average assets was 1.06 percent and annualized return on average common equity was 10.83 percent for the first six months of 2018, compared to 0.80 percent and 9.33 percent, respectively, for the six months ended June 30, 2017.

The improved performance for the three and six months ended June 30, 2018, when compared to the same period of 2017, reflected: increased net interest income (partially due to increased loan balances and higher yields on loans); greater wealth management fee income (partially due to the acquisitions of MCM and Quadrant in August and November 2017, respectively); reduced provision for loan and lease losses (partially due to low charge-off levels and lower loan growth during the first six months of 2018); and a lower income tax expense (due to a lower effective tax rate because of the passage of tax legislation in December 2017). These positive effects were partially offset by higher operating expenses in the three and six months ended June 30, 2018 (partially due to operating expenses of MCM and Quadrant, which were acquired in the second half of 2017, the Bank’s equipment finance subsidiary, which began operations in May 2017).

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

EARNINGS ANALYSIS

NET INTEREST INCOME/AVERAGE BALANCE SHEET:

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities. Earning assets include loans, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances, subordinated debt and other borrowings. Net interest income is determined by the difference between the average yields earned on earning assets and the average cost of interest-bearing liabilities (“net interest spread”) and the relative amounts of earning assets and interest-bearing liabilities. The Company’s net interest spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

The following table summarizes the Company’s net interest income and related spread and margin, on a fully tax-equivalent basis, for the periods indicated:

	For the Three Months Ended June 30,
(Dollars in thousands)	2018	2017
Net interest income	$29,625	$27,240
Interest rate spread	2.55%	2.59%
Net interest margin	2.82	2.76

	For the Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Net interest income	$58,397	$53,071
Interest rate spread	2.54%	2.57%
Net interest margin	2.79	2.73

Net interest income, on a fully tax-equivalent basis for the three months ended June 30, 2018 grew $2.4 million, or 9 percent, from the three months ended June 30, 2017.  Net interest income on a fully tax equivalent basis for the six months ended June 30, 2018 increased $5.3 million, or 10 percent, when compared to the same period in 2017.  The growth in net interest income for both the three and six months ended June 30, 2018 was due to increases in the average balance and yield on the Company’s interest-earning assets, especially commercial and industrial (C&I) loans, which typically have higher yields.  This increase was partially offset by increases in the average balance of interest-bearing liabilities and the Company’s cost of funds. The June 2018 quarter included approximately $736 thousand of premiums received on the prepayment of certain multifamily loans as compared to $780 thousand for the quarter ended June 30, 2017.  Premiums received on the prepayment of certain multifamily loans for the six months ended June 30, 2018 was $1.2 million, compared to $1.3 million for the same period of 2017.  Net interest income for the three and six months ended June 30, 2018 also benefitted from the amortization of loan fees of $321 thousand related to the full paydown of a special mention C&I credit.  Net interest margin for the three and six months ended June 30, 2018 increased due to the effect of the increased market rates on our adjustable rate assets, partially offset by an increase in our cost of deposits and lower prepayment penalties.  The issuance of $35.0 million of subordinated debt in mid-December 2017 negatively impacted net interest margin for the three and six months ended June 30, 2018.

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	June 30,	June 30,
(In thousands)	2018	2017
Residential mortgage loans originated for portfolio	$22,217	$54,833
Residential mortgage loans originated for sale	6,488	6,491
Total residential mortgage loans	28,705	61,324

Commercial real estate loans	20,780	46,931
Multifamily properties	4,743	78,824
Commercial and industrial (C&I) loans (A) (B)	137,805	158,476
Small business administration	10,740	3,900
Wealth Lines of Credit (A)	11,560	14,905
Total commercial loans	185,628	303,036

Installment loans	1,036	2,075

Home equity lines of credit (A)	5,091	5,444

Total loans closed	$220,460	$371,879

(A)	Includes loans and lines of credit that closed in the period, but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2018	2017
Residential mortgage loans originated for portfolio	$33,859	$119,664
Residential mortgage loans originated for sale	14,160	9,606
Total residential mortgage loans	48,019	129,270

Commercial real estate loans	55,165	80,147
Multifamily properties	25,743	125,949
Commercial and industrial (C&I) loans (A) (B)	256,230	286,606
Small business administration	15,010	5,600
Wealth Lines of Credit (A)	30,798	22,105
Total commercial loans	382,946	520,407

Installment loans	2,386	4,221

Home equity lines of credit (A)	7,588	12,417

Total loans closed	$440,939	$666,315

(A)	Includes loans and lines of credit that closed in the period, but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

The Company has managed its balance sheet such that multifamily and 1-4 family residential loans declined as a percentage of the overall loan portfolio and C&I loans became a larger percentage of the overall loan portfolio.

At June 30, 2018, December 31, 2017 and June 30, 2017, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance.

The following table presents such concentration levels for the following periods:

	June 30,	December 31,	June 30,
	2018	2017	2017
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	254%	286%	351%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	171	180	201

Total CRE concentration	425%	466%	552%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following tables reflect the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	June 30, 2018			June 30, 2017
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$361,537	$2,072	2.29%	$293,990	$1,477	2.01%
Tax-exempt (1) (2)	20,647	181	3.51	25,109	190	3.03
Loans (2) (3):
Residential mortgages	562,460	4,708	3.35	589,848	4,739	3.21
Commercial mortgages	1,986,138	18,972	3.82	2,085,623	18,653	3.58
Commercial	1,047,299	12,397	4.73	713,120	7,267	4.08
Commercial construction	—	—	-	-	-	-
Installment	71,933	635	3.53	71,364	554	3.11
Home equity	62,731	685	4.37	67,611	613	3.63
Other	450	11	9.78	481	11	9.15
Total loans	3,731,011	37,408	4.01	3,528,047	31,837	3.61
Federal funds sold	101	—	0.25	101	—	0.25
Interest-earning deposits	94,770	395	1.67	96,350	176	0.73
Total interest-earning assets	4,208,066	40,056	3.81%	3,943,597	33,680	3.42%
Noninterest-earning assets:
Cash and due from banks	4,660			4,727
Allowance for loan and lease losses	(38,278)			(34,466)
Premises and equipment	28,704			30,144
Other assets	100,385			76,747
Total noninterest-earning assets	95,471			77,152
Total assets	$4,303,537			$4,020,749
LIABILITIES:
Interest-bearing deposits:
Checking	$1,073,108	$1,967	0.73%	$1,075,832	$1,100	0.41%
Money markets	1,000,320	2,432	0.97	1,051,095	1,204	0.46
Savings	123,490	17	0.06	121,299	16	0.05
Certificates of deposit - retail	555,935	2,330	1.68	457,528	1,650	1.44
Subtotal interest-bearing deposits	2,752,853	6,746	0.98	2,705,754	3,970	0.59
Interest-bearing demand - brokered	180,000	804	1.79	180,000	726	1.61
Certificates of deposit - brokered	63,364	399	2.52	92,719	493	2.13
Total interest-bearing deposits	2,996,217	7,949	1.06	2,978,473	5,189	0.70
FHLB advances and borrowings	221,340	1,155	2.09	77,457	354	1.83
Capital lease obligation	8,794	106	4.82	9,463	114	4.82
Subordinated debt	83,099	1,221	5.88	48,808	783	6.42
Total interest-bearing liabilities	3,309,450	10,431	1.26%	3,114,201	6,440	0.83%
Noninterest-bearing liabilities:
Demand deposits	536,306			534,339
Accrued expenses and other liabilities	29,035			21,787
Total noninterest-bearing liabilities	565,341			556,126
Shareholders’ equity	428,746			350,422
Total liabilities and shareholders’ equity	$4,303,537			$4,020,749
Net interest income (tax-equivalent basis)		29,625			27,240
Net interest spread			2.55%			2.59%
Net interest margin (4)			2.82%			2.76%
Tax equivalent adjustment		(382)			(268)
Net interest income		$29,243			$26,972

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate at June 30, 2018 and a 35 percent federal tax rate at June 30, 2017.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Six Months Ended

	June 30, 2018			June 30, 2017
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$350,608	$3,997	2.28%	$291,627	$2,981	2.04%
Tax-exempt (1) (2)	22,465	379	3.37	26,125	389	2.98
Loans (2) (3):
Residential mortgages	568,397	9,439	3.32	567,475	9,212	3.25
Commercial mortgages	1,999,558	37,379	3.74	2,060,602	36,386	3.53
Commercial	1,008,613	22,884	4.54	680,872	13,646	4.01
Commercial construction	—	—	0.00	194	4	4.12
Installment	76,820	1,305	3.40	70,395	1,055	3.00
Home equity	63,938	1,346	4.21	66,965	1,169	3.49
Other	453	22	9.71	498	23	9.24
Total loans	3,717,779	72,375	3.89	3,447,001	61,495	3.57
Federal funds sold	101	—	0.25	101	—	0.25
Interest-earning deposits	97,107	752	1.55	116,856	440	0.75
Total interest-earning assets	4,188,060	77,503	3.70%	3,881,710	65,305	3.36%
Noninterest-earning assets:
Cash and due from banks	4,673			13,125
Allowance for loan and lease losses	(37,680)			(33,694)
Premises and equipment	28,979			30,211
Other assets	99,567			75,099
Total noninterest-earning assets	95,539			84,741
Total assets	$4,283,599			$3,966,451
LIABILITIES:
Interest-bearing deposits:
Checking	$1,107,936	$3,724	0.67%	$1,052,551	$1,961	0.37%
Money markets	1,017,036	4,378	0.86	1,059,775	2,138	0.40
Savings	122,284	33	0.05	120,963	33	0.05
Certificates of deposit - retail	555,751	4,479	1.61	453,210	3,220	1.42
Subtotal interest-bearing deposits	2,803,007	12,614	0.90	2,686,499	7,352	0.55
Interest-bearing demand - brokered	180,000	1,484	1.65	180,000	1,446	1.61
Certificates of deposit - brokered	67,957	828	2.44	93,223	984	2.11
Total interest-bearing deposits	3,050,964	14,926	0.98	2,959,722	9,782	0.66
FHLB advances and borrowings	154,271	1,525	1.98	68,838	657	1.91
Capital lease obligation	8,878	213	4.80	9,534	229	4.80
Subordinated debt	83,071	2,442	5.88	48,792	1,566	6.42
Total interest-bearing liabilities	3,297,184	19,106	1.16%	3,086,886	12,234	0.79%
Noninterest-bearing liabilities:
Demand deposits	538,084			517,853
Accrued expenses and other liabilities	28,799			20,460
Total noninterest-bearing liabilities	566,883			538,313
Shareholders’ equity	419,532			341,252
Total liabilities and shareholders’ equity	$4,283,599			$3,966,451
Net interest income (tax-equivalent basis)		58,397			53,071
Net interest spread			2.54%			2.57%
Net interest margin (4)			2.79%			2.73%
Tax equivalent adjustment		(761)			(508)
Net interest income		$57,636			$52,563

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate at June 30, 2018 and a 35 percent federal tax rate at June 30, 2017.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended June 30, 2018
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$359	$227	$586
Loans	2,364	3,207	5,571
Interest-earning deposits	(3)	222	219
Total interest income	$2,720	$3,656	$6,376
LIABILITIES:
Interest-bearing checking	$(21)	$887	$866
Money market	(18)	1,247	1,229
Savings	—	1	1
Certificates of deposit - retail	395	285	680
Certificates of deposit - brokered	(174)	80	(94)
Interest bearing demand brokered	(3)	81	78
Borrowed funds	732	69	801
Capital lease obligation	(8)	—	(8)
Subordinated debt	503	(65)	438
Total interest expense	$1,406	$2,585	$3,991
Net interest income	$1,314	$1,071	$2,385

	For the Six Months Ended June 30, 2018
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$609	$397	$1,006
Loans	5,769	5,111	10,880
Interest-earning deposits	(85)	397	312
Total interest income	$6,293	$5,905	$12,198
LIABILITIES:
Interest-bearing checking	$63	$1,700	$1,763
Money market	(84)	2,324	2,240
Savings	—	—	—
Certificates of deposit - retail	791	468	1,259
Certificates of deposit - brokered	(295)	139	(156)
Interest bearing demand brokered	-	38	38
Borrowed funds	765	103	868
Capital lease obligation	(16)	—	(16)
Subordinated debt	1,008	(132)	876
Total interest expense	$2,232	$4,640	$6,872
Net interest income	$4,061	$1,265	$5,326

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $40.1 million for the second quarter of 2018 compared to $33.7 million for the second quarter of 2017, reflecting an increase of $6.4 million, or 19 percent.  Average interest-earning assets totaled $4.21 billion for the second quarter of 2018, an increase of $264.5 million, or 7 percent, from the same period of 2017. The average balance of the commercial loan portfolio increased $334.2 million, or 47 percent, from the second quarter of 2017, to $1.05 billion for the second quarter of 2018. The increase in this portfolio was attributed to: the addition of seasoned bankers including an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton, New Jersey private banking offices.  This increase was partially offset by a decrease in the average balance of the commercial mortgage portfolio (which includes multifamily mortgage loans) of $99.5 million, or 5 percent, to $1.99 billion for the second quarter of 2018 when compared to the same period in 2017. The Company continued to manage its balance sheet such that lower yielding, primarily fixed rate multifamily loans declined as a percentage of the overall loan portfolio and higher yielding, primarily floating rate or short duration C&I loans became a larger percentage of the overall loan portfolio. The average balance of investment securities totaled $382.2 million for the second quarter of 2018 compared to $319.1 million for the same quarter of 2017 reflecting an increase of $63.1 million, or 20 percent.  This increase coincides with the Company’s desire to increase liquid portfolios.

For the quarters ended June 30, 2018 and 2017, the average rates earned on interest-earning assets were 3.81 percent and 3.42 percent, respectively, an increase of 39 basis points.  The increase in the overall yield was principally due to the benefit from the increased market rates on adjustable rate assets during the second half of 2017 and the first half of 2018.

For the second quarter of 2018, the average balance of interest-bearing deposits was $3.00 billion, an increase of $17.7 million, or 1 percent, from the average balance for the same period of 2017. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) has come from: an increase in retail deposits from our branch network; focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.

Average rates paid on total interest-bearing deposits were 106 basis points and 70 basis points for the second quarters of 2018 and 2017, respectively, an increase of 36 basis points.  The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit and money market accounts and competitive pressures in attracting new deposits.

The average balance of borrowings totaled $221.3 million for the quarter ended June 30, 2018, an increase of $143.9 million when compared to the same period of 2017.  The increase was principally due to an increase in overnight borrowings and $30 million in FHLB advances used to fund loans, the maturity of FHLB advances and the maturity of $152.0 million of listing service deposits. The Company has chosen not to participate in listing service programs at this time, so maturing listing service deposits are not replaced with new listing service deposits.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks.  The DDM program is considered to be a source of brokered deposits for bank regulatory purposes.  However, the Company considers these reciprocal deposits to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $375.3 million for the quarter ended June 30, 2018 compared to $395.5 million for the quarter ended June 30, 2017.

The average balance of brokered deposits was $180.0 million for the second quarters of both 2017 and 2018.  The brokered deposits are at the minimum level required to support the Company’s existing $180.0 million of interest rate swaps, transacted previously as part of the Company’s interest rate risk management program.

In December 2017, the Company issued $35.0 million of subordinated debt ($34.1 million net of issuance costs) bearing interest at an annual rate of 4.75 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2027 or earlier redemption.  In June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate and until maturity in June 2026 or earlier redemption.  For the second quarter of 2018, the average balance of the subordinated debt was $83.1 million compared to $48.8 million for the same period in 2017.

Interest income on earning assets, on a fully tax-equivalent basis increased by $12.2 million, or 19 percent, for the first six months of 2018 compared to the same period in 2017.  For the six months ended June 30, 2018, average interest-earning assets increased $306.4 million to $4.19 billion from $3.89 billion for the same period in 2017.  For the six months ended June 30, 2018 the average balance of the commercial portfolio increased $327.7 million, or 48 percent, from the same period in 2017.  The increase in this portfolio was attributed to: the addition of seasoned bankers including an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton private banking offices.  For the six months ended June 30, 2018 the average balance of the commercial mortgage portfolio (which includes multifamily mortgage loans) decreased $61.0 million to $2.00 billion from the same period in 2017.  The Company continued to manage its balance sheet such that lower yielding, primarily fixed rate multifamily loans declined as a percentage of the overall loan portfolio and higher yielding, primarily floating rate or short duration C&I loans became a larger percentage of the overall loan portfolio.

For the six months ended June 30, 2018 and 2017, the average rates earned on interest-earning assets was 3.70 percent and 3.36 percent, respectively, an increase of 34 basis points.  The increase in average rates on loans was due to an increase in market rates and a shift from lower yielding commercial mortgages into higher yielding commercial loans (C&I and equipment financings).

For the six months ended June 30, 2018, the average balance of interest-bearing deposits was $3.05 billion, increasing $91.2 million, or 3 percent, from the average balance of $2.96 billion for the same 2017 period.  The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including funds from reciprocal deposits) was $116.5 million for the first six months of 2018 when compared to the same period in 2017.  Reciprocal deposit balances are included in the Company’s interest-bearing checking balances.  The average balance of reciprocal deposits was $373.8 million for the six months ended June 30, 2018 compared to $396.5 million for the same 2017 period.

Average rates paid on interest-bearing deposits for the six months ended June 30, 2018 were 98 basis points compared to 66 basis points for the same period in 2017, reflecting an increase of 32 basis points. The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit and money market accounts and competitive pressures in attracting new deposits.

The average balance of borrowings increased by $85.4 million to $154.3 million for the six months ended June 30, 2018 when compared to the same 2017 period.  The increase was principally due to an increase in overnight borrowings and $30 million in FHLB advances used to fund loans, the maturity of FHLB advances and the maturity of $152.0 million of listing service deposits. The Company has chosen not to participate in listing service programs at this time, so maturing listing service deposits are not replaced with new listing service deposits.

As previously stated, in December 2017, the Company issued $35.0 million of subordinated debt ($34.1 million net of issuance costs) bearing interest at an annual rate of 4.75 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2027 or earlier redemption.  In June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate and until maturity in June 2026 or earlier redemption.  For the six months ended June 30, 2018, the average balance of the subordinated debt was $83.1 million compared to $48.8 million from the same period in 2017.

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

At June 30, 2018, the Company had investment securities available for sale with a fair value of $346.8 million compared with $327.6 million at December 31, 2017.  Net unrealized losses (net of income tax) of $4.8 million and $1.8 million were included in shareholders’ equity at June 30, 2018 and December 31, 2017, respectively.

The Company has one equity security (a CRA investment security) with a fair value of $4.7 million at June 30, 2018.  The Company recorded a $114 thousand unrealized loss in securities losses, net on the Consolidated Statements of Income for the six months ended June 30, 2018.  Such security has been owned for years for CRA purposes, but under Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments”, equity securities now require a quarterly mark to market through the income statement.

The carrying value of investment securities available for sale as of June 30, 2018 and December 31, 2017 are shown below:

	June 30,	December 31,
(In thousands)	2018	2017
U.S. treasury and U.S. government-sponsored agencies	$66,612	$43,701
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	253,969	243,116
SBA pool securities	4,654	5,205
State and political subdivisions	18,506	24,868
Corporate bond	3,049	3,082
Single-issuer trust preferred security	—	2,837
CRA investment fund (1)	—	4,824
Total	$346,790	$327,633

(1)	Reclassified to equity security at June 30, 2018 in accordance with ASU 2016-01, “Financial Instruments”.

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of June 301, 2018:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-sponsored agencies	$9,958	$9,132	$47,522	$—	$66,612
	1.25%	2.02%	2.61%	—	2.33%
Mortgage-backed securities-residential (1)	$240	$13,508	$12,596	$227,625	$253,969
	3.33%	1.88%	1.96%	2.46%	2.40%
SBA pool securities	$—	$—	$—	$4,654	$4,654
	—	—	—	1.95%	1.95%
State and political subdivisions (2)	$4,058	$8,686	$2,943	$2,819	$18,506
	2.09%	2.61%	2.44%	2.67%	2.48%
Corporate bond	$—	$—	$3,049	$—	$3,049
	—	—	5.25%	—	5.25%
Total	$14,256	$31,326	$66,110	$235,098	$346,790
	1.52%	2.12%	2.60%	2.45%	2.41%

(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis using a 21 percent federal tax rate.

OTHER INCOME:  The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended June 30,		Change
(In thousands)	2018	2017	2018 vs 2017
Service charges and fees	$873	$815	$58
Bank owned life insurance	345	350	(5)
Gain on sale of loans (mortgage banking)	79	91	(12)
Fee income related to loan level, back-to-back swaps	900	1,291	(391)
Gain on sale of SBA loans	814	142	672
Other income	639	396	243
Securities losses	(36)	-	(36)
Total other income	$3,614	$3,085	$529

	For the Six Months Ended June 30,		Change
(In thousands)	2018	2017	2018 vs 2017
Service charges and fees	$1,704	$1,586	$118
Bank owned life insurance	681	672	9
Gain on sale of loans (mortgage banking)	173	138	35
Fee income related to loan level, back-to-back swaps	1,152	1,747	(595)
Gain on sale of SBA loans	845	297	548
Other income	1,021	846	175
Securities losses	(114)	-	(114)
Total other income	$5,462	$5,286	$176

For the quarter ended June 30, 2018, income from the sale of newly originated residential mortgage loans was $79 thousand compared to $91 thousand for the same period in 2017.  For the six months ended June 30, 2018 and 2017, income from the sale of newly originated residential mortgage loans was $173 thousand and $138 thousand, respectively.  Such income is a result of the volume of residential mortgage loans originated for sale in the respective periods.

The second quarter of 2018 included $900 thousand of loan level, back-to-back swap income compared to $1.3 million in the same quarter of 2017.  The six months ended June 30, 2018 included $1.2 million of loan level, back-to-back swap income compared to $1.7 million for the same period of 2017.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income.

The second quarter of 2018 included $814 thousand of income related to the Company’s SBA lending and sale program compared to $142 thousand for the same quarter in 2017. The six months ended June 30, 2018 included $845 thousand of income related to the Company’s SBA lending and sale program compared to $297 thousand for the same period in 2017.

Income from the back-to-back swap and SBA programs are not linear from quarter to quarter, as some quarters will be higher than others.

The Company recorded a $36 thousand and $114 thousand mark to market loss on its equity security investment in the three and six months ended June 30, 2018, respectively, as a result of the adoption of Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments” on January 1, 2018.

Other income was $639 thousand for the quarter ended June 30, 2018 compared to $396 thousand for the same quarter in 2017.  The six months ended June 30, 2018 included $1.0 million in other income compared to $846 thousand for the same period of 2017.  The increase in other income was primarily due to increased fees associated with loans, SBA loan servicing income, as well as check printing income throughout the three and six months ended June 30, 2018.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended June 30,		Change
(In thousands)	2018	2017	2018 vs 2017
Compensation and employee benefits	$15,826	$12,751	$3,075
Premises and equipment	3,406	3,033	373
FDIC assessment	625	602	23
Other Operating Expenses:
Professional and legal fees	1,178	785	393
Telephone	271	256	15
Advertising	414	355	59
Provision for ORE	204	—	204
Amortization of intangible assets	180	31	149
Other	2,837	2,282	555
Total operating expenses	$24,941	$20,095	$4,846

	For the Six Months Ended June 30,		Change
(In thousands)	2018	2017	2018 vs 2017
Compensation and employee benefits	$30,405	$24,664	$5,741
Premises and equipment	6,676	5,849	827
FDIC assessment	1,205	1,288	(83)
Other Operating Expenses:
Professional and legal fees	2,292	1,647	645
Telephone	555	499	56
Advertising	725	518	207
Provision for ORE	204	—	204
Amortization of intangible assets	359	62	297
Other	5,857	4,872	985
Total operating expenses	$48,278	$39,399	$8,879

The Company’s total operating expenses were $24.9 million for the quarter ended June 30, 2018 compared to $20.1 million in the same 2017 quarter, reflecting a net increase of $4.8 million, or 24 percent.   Total operating expense grew by $8.9 million to $48.3 million for the six months ended June 30, 2018 when compared to the same period in 2017, reflecting an increase of 23 percent.

Compensation and benefits expense increased to $15.8 million in the second quarter of 2018 from $12.8 million in the same period in 2017, an increase of $3.1 million, or 24 percent.  For the six months ended June 30, 2018 compensation and benefits expense increased to $30.4 million from $24.7 million for the same period in 2017.  The increase was partially due to strategic hiring and normal salary increases.  Additionally, the acquisitions of MCM in August 2017 and Quadrant in November 2017 and the hiring of a team of experienced bankers to focus on equipment financing in April 2017 contributed to the increase for the three and six months ended June 30, 2018.

For the three months ended June 30, 2018, premises and equipment expense was $3.4 million compared to $3.0 million for the three months ended June 30, 2017, an increase of $373 thousand.  For the six months ended June 30, 2018, premises and equipment expense was $6.7 million compared to $5.8 million for the six months ended June 30, 2017, an increase of $827 thousand.  The increase over the same periods in 2017 was due to the Company’s growth through acquisition of two wealth management firms and the equipment finance team.  This growth also resulted in increased computer hardware and software expenses, as well as occupancy expenses.

Professional and legal fees increased $393 thousand, or 50 percent, to $1.2 million for the second quarter of 2018 as compared to $785 thousand for the second quarter of 2017.  For the six months ended June 30, 2018, professional and legal fees were $2.3 million as compared to $1.6 million for the same period in 2017, reflecting an increase of $645 thousand, or 39 percent.  The increase in professional and legal fees was primarily due to increased professional fees, including consulting, compliance, audit and advisory costs associated with the acquisitions of wealth management firms and our equipment financing division.

Total other operating expenses for the June 2018 quarter were $5.1 million compared to $3.7 million for the June 2017 quarter.  For the six months ended June 30, 2018, total other operating expenses were $10.0 million compared to $7.6 million for the same period in 2017.  The three and six months ended June 30, 2018 included expenses related to the equipment finance business, MCM and Quadrant.  Furthermore, when compared to the same period in 2017, the June 2018 quarter included a provision of $204 thousand recorded on other real estate owned.

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

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the quarters ended June 30, 2018 and 2017.

	At or For
	Three Months Ended June 30,		Change
(In thousands)	2018	2017	2018 vs 2017
Total fee income	$8,126	$5,086	$3,040

Compensation and benefits (included in Operating Expenses above)	3,894	2,265	1,629

Other operating expense (included in Operating Expenses above)	2,510	1,919	591

	At or For
	Six Months Ended June 30,		Change
(In thousands)	2018	2017	2018 vs 2017
Total fee income	$16,493	$9,904	$6,589

Compensation and benefits (included in Operating Expenses above)	8,142	4,864	3,278

Other operating expense (included in Operating Expenses above)	5,188	4,071	1,117

Assets under management and/or administration (market value in billions)	$5.7 billion	$3.9 billion

The market value of the assets under management and/or administration (“AUM”) of the Private Wealth Management Division was $5.7 billion at June 30, 2018, reflecting an increase of 46 percent from $3.9 billion at June 30, 2017.   The increase in AUM was due to acquisitions of two registered investment advisory firms (“RIA”) and organic growth.  Effective August 1, 2017, the Bank acquired MCM, an RIA, based in Gladstone, NJ.  MCM contributed approximately $850 million of AUM at the time of acquisition. Effective November 1, 2017, the Bank acquired Quadrant, an RIA, based in Fairfield, NJ, which contributed approximately $460 million of AUM at the time of acquisition. Organic growth, which includes equity market appreciation, contributed an additional $500 million in AUM.

In the June 2018 quarter, the Private Wealth Management Division generated $8.1 million in fee income compared to $5.1 million for the June 2017 quarter, reflecting a 60 percent increase. For the six months ended June 30, 2018, the Private Wealth Management Division generated $16.5 million in fee income compared to $9.9 million for the same period in 2017, reflecting a 67 percent increase.  The growth in fee income was due to the acquisitions noted above, as well as continued new business, partially offset by normal levels of disbursements and outflows.

The Company continues to incorporate wealth management into conversations it has with the Company’s clients, across all business lines.  The Company has expanded its wealth management team and intends to continue to grow organically and through acquisition.

Operating expenses relative to the Private Wealth Management Division reflected increases due to the MCM and Quadrant acquisitions, overall growth in the business, new hires and select third party expenditures. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.  Generally, revenue and profitability related to the new personnel will lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Private Wealth Management Division should it be necessary.

NONPERFORMING ASSETS:  OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated (dollars in thousands):

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
	2018	2018	2017	2017	2017
Loans past due over 90 days and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	12,025	13,314	13,530	15,367	15,643
Other real estate owned	1,608	2,090	2,090	137	373
Total nonperforming assets	$13,633	$15,404	$15,620	$15,504	$16,016

Performing TDRs	$18,665	$7,888	$9,514	$9,658	$9,725

Loans past due 30 through 89 days and still accruing	$3,539	$674	$246	$589	$1,232

Classified loans	$52,515	$55,945	$41,706	$44,170	$43,608

Impaired loans	$30,711	$21,223	$23,065	$25,046	$25,294

Nonperforming loans as a % of total loans (1)	0.32%	0.36%	0.37%	0.42%	0.43%
Nonperforming assets as a % of total assets (1)	0.32%	0.36%	0.37%	0.37%	0.38%
Nonperforming assets as a % of total loans plus other real estate owned (1)	0.37%	0.41%	0.42%	0.42%	0.44%

(1)	Nonperforming loans/assets do not include performing TDRs.

PROVISION FOR LOAN AND LEASE LOSSES:  The provision for loan and lease losses was $300 thousand and $2.2 million for the second quarters of 2018 and 2017, respectively.  For the six months ended June 30, 2018 and 2017, the provision for loan losses was $1.6 million and $3.8 million, respectively.  The amount of the loan loss provision and the level of the allowance for loan and lease losses are based upon several factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers, as well as prevailing economic conditions. Commercial credits generally carry a higher risk profile compared to some of the other credits, which is reflected in Management’s determination of the proper level of the allowance for loan and lease losses.

The decrease in the provision for loan losses to $300 thousand in the second quarter of 2018 was due to slower loan growth and the full paydown of a special mention C&I credit, among other things.

The allowance for loan and lease losses was $38.1 million as of June 30, 2018, compared to $36.4 million at December 31, 2017. As a percentage of loans, the allowance for loan and lease losses was 1.02 percent as of June 30, 2018, and 0.98 percent as of December 31, 2017. The specific reserves on impaired loans were $1.6 million at June 30, 2018 compared to $522 thousand as of December 31, 2017. Total impaired loans were $30.7 million and $23.1 million as of June 30, 2018 and December 31, 2017, respectively. The general component of the allowance increased from $35.9 million at December 31, 2017 to $36.4 million at June 30, 2018.

A summary of the allowance for loan and lease losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(In thousands)	2018	2018	2017	2017	2017
Allowance for loan and lease losses:
Beginning of period	$37,696	$36,440	$35,915	$35,751	$33,610
Provision for loan and lease losses	300	1,250	1,650	400	2,200
Charge-offs/(recoveries), net	70	6	(1,125)	(236)	(59)
End of period	$38,066	$37,696	$36,440	$35,915	$35,751

Allowance for loan and lease losses as a % of total loans	1.02%	1.02%	0.98%	0.98%	0.98%

Allowance for loan and lease losses as a % of non- performing loans	316.56%	283.13%	269.33%	233.72%	228.54%

INCOME TAXES:  For the second quarters of 2018 and 2017, income tax expense as a percentage of pre-tax income was 24.3 percent and 38.2 percent, respectively.  For the six months ended June 30, 2018 and 2017, income tax expense as a percentage of pre-tax income was 23.7 percent and 35.2 percent, respectively.  The decrease in the effective tax rate was a result of the Tax Cuts and Jobs Act, which reduced the Federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018.

The Company’s effective rate for the six months ended June 30, 2018 and 2017 was positively affected by the adoption of ASU 2016-09. The six months ended June 30, 2018 included a $416 thousand reduction in income taxes, as compared to a $662 thousand reduction in income taxes for the same period in 2017.

On July 1, 2018, the 2019 New Jersey Budget (“Budget”) was passed which established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million.  The surtax is effective as of January 1, 2018 and will continue through 2019. The surtax will adjust to 1.5 percent for 2020 and 2021. In addition, effective for taxable years beginning on or after January 1, 2019, banks will be required to file combined reports of taxable income including their parent holding company, their real estate investment trust (“REIT”) subsidiary and all other subsidiaries including those that qualify as New Jersey Investment Companies, and Delaware Investment Holding Companies. The Bank will make an adjustment to income tax expense in the third quarter of 2018 to reflect the new state tax rate which is effective January 1, 2018.  The surtax will also require an adjustment to our deferred tax assets/liabilities.  The Company believes that for 2018, the Company’s effective tax rate could increase by as much as 1 percent, due to the 2.5 percent NJ surtax.  The Company also believes its effective tax rate could increase by one to three percent in 2019 depending on how certain aspects of the new combined reporting rules are applied.

CAPITAL RESOURCES A solid capital base provides the Company with the ability to support future growth and financial strength and is essential to executing the Company’s Strategic Plan – “Expanding Our Reach.” The Company’s capital strategy is intended to provide stability to expand its business, even in stressed environments. Quarterly stress testing is integral to the Company’s capital management process.

The Company strives to maintain capital levels in excess of internal “triggers” and in excess of those considered to be well capitalized under regulatory guidelines applicable to banks. Maintaining an adequate capital position supports the Company’s goal of providing shareholders an attractive and stable long-term return on investment.

Capital for the six months ended June 30, 2018 was benefitted by net income of $22.7 million and by $12.7 million of voluntary share purchases of authorized but unissued shares by our shareholders under the Dividend Reinvestment Plan (“DRP”).  Voluntary share purchases in the DRP can be filled from the Company’s authorized but unissued shares (which benefits capital) and/or in the open market, at the discretion of the Company.  During the six months ended June 30, 2018, 392 thousand of the shares purchased were from authorized but unissued shares, while 268 thousand shares were purchased in the open market.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2018 and December 31, 2017, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8 percent and not more than 10 percent.  A financial institution can elect to be subject to this new definition.  The Bank’s leverage ratio is 11.27 percent at June 30, 2018.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Total capital (to risk-weighted assets)	$520,611	15.23%	$341,777	10.00%	$273,422	8.00%	$337,505	9.88%

Tier I capital (to risk-weighted assets)	482,545	14.12	273,422	8.00	205,066	6.00	269,149	7.88

Common equity tier I (to risk-weighted assets)	482,543	14.12	222,155	6.50	153,800	4.50	217,883	6.38

Tier I capital (to average assets)	482,545	11.27	214,166	5.00	171,333	4.00	171,333	4.00

As of December 31, 2017:
Total capital (to risk-weighted assets)	$485,252	14.34%	$338,327	10.00%	$270,662	8.00%	$312,953	9.25%

Tier I capital (to risk-weighted assets)	448,812	13.27	270,662	8.00	202,996	6.00	245,287	7.25

Common equity tier I (to risk-weighted assets)	448,810	13.27	219,913	6.50	152,247	4.50	194,538	5.75

Tier I capital (to average assets)	448,812	10.61	211,523	5.00	169,219	4.00	169,219	4.00

(A)	See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Total capital (to risk-weighted assets)	$537,322	15.71%	N/A	N/A	$273,677	8.00%	$337,820	9.88%

Tier I capital (to risk-weighted assets)	416,123	12.16	N/A	N/A	205,257	6.00	269,400	7.88

Common equity tier I (to risk-weighted assets)	416,121	12.16	N/A	N/A	153,943	4.50	218,086	6.38

Tier I capital (to average assets)	416,123	9.71	N/A	N/A	171,453	4.00	171,453	4.00

As of December 31, 2017:
Total capital (to risk-weighted assets)	$502,334	14.84%	N/A	N/A	$270,866	8.00%	$313,189	9.25%

Tier I capital (to risk-weighted assets)	382,870	11.31	N/A	N/A	203,149	6.00	245,472	7.25

Common equity tier I (to risk-weighted assets)	382,868	11.31	N/A	N/A	152,362	4.50	194,685	5.75

Tier I capital (to average assets)	382,870	9.04	N/A	N/A	169,318	4.00	169,318	4.00

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

In addition, on December 12, 2017, the Company issued $35 million in aggregate principal amount of Fixed-to-Floating Subordinated Notes due December 15, 2027.  The Company down streamed approximately $29.1 million of those proceeds to the Bank as capital.

The DRP of Peapack-Gladstone Financial Corporation, allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock, at a 3 percent discount to market. Voluntary share purchases in the DRP can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  During the June 2018 quarter, 75 thousand of the shares purchased for the DRP were from authorized but unissued shares, while 268 thousand shares were purchased in the open market.  The Company estimates that voluntary share purchases from authorized but unissued shares will be between 50 thousand and 100 thousand shares during the third quarter of 2018.

On July 26, 2018, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 23, 2018 to shareholders of record on August 9, 2018.

Management believes the Company’s capital position and capital ratios are adequate. Further, Management believes the Company has sufficient capital to support its planned balance sheet growth for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $66.8 million at June 30, 2018. In addition, the Company had $346.8 million in securities designated as available for sale at June 30, 2018. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $304.7 million as of June 30, 2018 were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is secured borrowing capacity. At June 30, 2018, unused borrowing commitments totaled $1.1 billion from the FHLB and $913.7 million from the Federal Reserve Bank of New York.

During the second quarter of 2018, the Company experienced net deposit outflows of $29.2 million, $35.7 million of which, however, was due to the maturity of listing service deposits. The Company has chosen not to participate in listing service programs at this time, so maturing listing service deposits are not replaced with new listing service deposits.

Brokered interest-bearing demand (“overnight”) deposits were $180.0 million at June 30, 2018. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of June 30, 2018, the Company has transacted pay fixed, receive floating interest rate swaps totaling $230.0 million in notional amount.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

ASSET/LIABILITY MANAGEMENT: The Company’s Asset/Liability Committee (“ALCO”) is responsible for developing, implementing and monitoring asset/liability management strategies and advising the Board of Directors on such strategies, as well as the related level of interest rate risk. In this regard, interest rate risk simulation models are prepared on a quarterly basis. These models have the ability to demonstrate balance sheet gaps and predict changes to net interest income and economic/market value of portfolio equity under various interest rate scenarios. In addition, these models, as well as the ALCO processes and reporting, are subject to annual independent third-party review.

The ALCO is generally authorized to manage interest rate risk through the management of capital, cash flows and duration of assets and liabilities, including sales and purchases of assets, as well as additions of wholesale borrowings and other sources of medium/longer term funding.  The ALCO is authorized to engage in interest rate swaps as a means of extending the duration of shorter term liabilities.

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

The interest rate swap program is administered by the ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $230.0 million as of June 30, 2018, $50 million of which was added during the quarter ended June 30, 2018.

In addition, during the second quarter of 2015, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of June 30, 2018, $376.3 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, the ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain loan prepayment, deposit beta and decay, and interest rate assumptions, which management believes to be reasonable as of June 30, 2018. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of June 30, 2018.

In an immediate and sustained 200 basis point increase in market rates at June 30, 2018, net interest income for year 1 would increase approximately 1.3 percent, when compared to a flat interest rate scenario.  In year 2 net interest income increases 4.9 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at June 30, 2018, net interest income would decline approximately 3.9 percent for year 1 and 6.1 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at June 30, 2018.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$600,847	$1,190	0.20%	14.83%	63
+100	601,935	2,278	0.38	14.55	35
Flat interest rates	599,657	—	—	14.20	—
-100	582,714	(16,943)	(2.83)	13.55	(65)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the six months ended June 30, 2018 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases or unregistered sales of the Company’s stock during the quarter.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 7, 2018	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: August 7, 2018	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

DATE: August 7, 2018	By:	/s/ Francesco S. Rossi
Francesco S. Rossi, Chief Accounting Officer
(Principal Accounting Officer)