Form 10-Q
period 2018-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2018-11-06
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2018

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

Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Number of shares of Common Stock outstanding as of November 1, 2018:

19,238,791

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1. Financial Statements (Unaudited)

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share and per share data)

	(unaudited)	(audited)
	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$4,792	$4,415
Federal funds sold	101	101
Interest-earning deposits	118,111	108,931
Total cash and cash equivalents	123,004	113,447
Securities available for sale	368,554	327,633
Equity security	4,673	—
FHLB and FRB stock, at cost	21,561	13,378
Loans held for sale, at fair value	310	984
Loans held for sale, at lower of cost or fair value	4,002	187
Loans	3,798,590	3,704,440
Less: Allowance for loan and lease losses	37,293	36,440
Net loans	3,761,297	3,668,000
Premises and equipment	27,874	29,476
Other real estate owned	96	2,090
Accrued interest receivable	10,849	9,452
Bank owned life insurance	45,181	44,586
Goodwill	28,107	17,107
Other intangible assets	6,190	6,729
Other assets	34,011	27,478
TOTAL ASSETS	$4,435,709	$4,260,547
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$503,388	$539,304
Interest-bearing deposits:
Interest-bearing deposits checking	1,148,660	1,152,483
Savings	116,391	119,556
Money market accounts	1,097,630	1,091,385
Certificates of deposit - retail	466,791	344,652
Certificates of deposit - listing service	85,241	198,383
Subtotal deposits	3,418,101	3,445,763
Interest-bearing demand - brokered	180,000	180,000
Certificates of deposit - brokered	61,193	72,591
Total deposits	3,659,294	3,698,354
Overnight borrowings	95,190	—
Federal Home Loan Bank advances	84,000	37,898
Capital lease obligation	8,548	9,072
Subordinated debt, net	83,138	83,024
Accrued expenses and other liabilities	51,106	28,521
TOTAL LIABILITIES	3,981,276	3,856,869
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 19,611,905 at September 30, 2018 and 19,027,812 at December 31, 2017; outstanding shares, 19,203,727 at September 30, 2018 and 18,619,634 at December 31, 2017	16,347	15,858
Surplus	305,253	283,552
Treasury stock at cost, 408,178 shares at both September 30, 2018 and December 31, 2017	(8,988)	(8,988)
Retained earnings	145,034	114,468
Accumulated other comprehensive loss, net of income tax	(3,213)	(1,212)
TOTAL SHAREHOLDERS’ EQUITY	454,433	403,678
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$4,435,709	$4,260,547

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$37,250	$35,511	$109,019	$96,640
Interest on investments:
Taxable	2,385	1,564	6,382	4,545
Tax-exempt	98	117	306	353
Interest on loans held for sale	12	23	28	34
Interest on interest-earning deposits	418	276	1,170	716
Total interest income	40,163	37,491	116,905	102,288
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	5,922	3,083	14,057	7,215
Interest on certificates of deposit	2,545	1,864	7,024	5,084
Interest on borrowed funds	1,038	439	2,563	1,096
Interest on capital lease obligation	103	112	316	341
Interest on subordinated debt	1,223	783	3,665	2,349
Subtotal - interest expense	10,831	6,281	27,625	16,085
Interest on interest-bearing demand - brokered	796	737	2,280	2,183
Interest on certificates of deposits - brokered	394	481	1,222	1,465
Total interest expense	12,021	7,499	31,127	19,733
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	28,142	29,992	85,778	82,555
Provision for loan and lease losses	500	400	2,050	4,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	27,642	29,592	83,728	78,355
OTHER INCOME
Wealth management fee income	8,200	5,790	24,693	15,694
Service charges and fees	860	816	2,564	2,402
Bank owned life insurance	349	343	1,030	1,015
Gains on loans held for sale at fair value (mortgage banking)	87	141	260	279
Gains on loans held for sale at lower of cost or fair value	-	34	-	34
Fee income related to loan level, back-to-back swaps	854	888	2,006	2,635
Gain on sale of SBA loans	514	493	1,359	790
Other income	444	326	1,465	1,172
Securities losses, net	(325)	—	(439)	-
Total other income	10,983	8,831	32,938	24,021
OPERATING EXPENSES
Compensation and employee benefits	16,025	13,996	46,430	38,660
Premises and equipment	3,399	2,945	10,075	8,794
FDIC insurance expense	593	583	1,798	1,871
Other operating expense	4,267	4,437	14,259	12,035
Total operating expenses	24,284	21,961	72,562	61,360
INCOME BEFORE INCOME TAX EXPENSE	14,341	16,462	44,104	41,016
Income tax expense	3,617	6,256	10,663	14,888
NET INCOME	$10,724	$10,206	$33,441	$26,128

EARNINGS PER SHARE
Basic	$0.56	$0.57	$1.77	$1.49
Diluted	$0.56	$0.56	$1.75	$1.47
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	19,053,849	17,800,153	18,865,982	17,478,293
Diluted	19,240,098	18,123,268	19,066,986	17,753,731

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$10,724	$10,206	$33,441	$26,128
Comprehensive income:
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	(1,576)	99	(5,163)	934
Reclassification adjustment for amounts included in net income	288	—	288	—
	(1,288)	99	(4,875)	934

Tax effect	315	(37)	1,150	(353)
Net of tax	(973)	62	(3,725)	581

Unrealized gains on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	843	222	2,412	1,023
Reclassification adjustment for amounts included in net income	(31)	—	(93)	—
	812	222	2,319	1,023

Tax effect	(298)	(91)	(722)	(418)
Net of tax	514	131	1,597	605

Total other comprehensive income/(loss)	(459)	193	(2,128)	1,186

Total comprehensive income	$10,265	$10,399	$31,313	$27,314

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Nine Months Ended September 30, 2018

					Accumulated
					Other
(In thousands, except	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2018 18,619,634 common shares outstanding	$15,858	$283,552	$(8,988)	$114,468	$(1,212)	$403,678
Net income	—	—	—	33,441	—	33,441
Comprehensive loss	—	—	—	—	(2,128)	(2,128)
Cumulative adjustment for equity security (ASU 2016-01)	—	—	—	(127)	127	—
Restricted stock units issued 90,534 shares	75	(75)	—	—	—	—
Restricted stock awards forfeitures, (94,034) shares	(78)	78	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (41,125) shares	(34)	(1,392)	—	—	—	(1,426)
Amortization of restricted stock awards/units	—	3,302	—	—	—	3,302
Cash dividends declared on common stock ($0.15 per share)	—	—	—	(2,748)	—	(2,748)
Common stock options exercised, 17,283, net of 2,374 used to exercise, 14,909 shares	14	183	—	—	—	197
Sales of shares (Dividend Reinvestment Program), 467,302 shares	389	14,486	—	—	—	14,875
Issuance of shares for Employee Stock Purchase Plan, 22,194 shares	19	732	—	—	—	751
Issuance of common stock for acquisition 124,313 shares	104	4,387	—	—	—	4,491
Balance at September 30, 2018 19,203,727 common shares outstanding	$16,347	$305,253	$(8,988)	$145,034	$(3,213)	$454,433

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income	$33,441	$26,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,349	2,473
Amortization of premium and accretion of discount on securities, net	1,093	1,276
Amortization of restricted stock	3,302	2,536
Amortization of intangible assets	540	93
Amortization of subordinated debt costs	114	98
Provision of loan and lease losses	2,050	4,200
Provision for OREO losses	232	—
Deferred tax expense/(benefit)	3,626	(2,087)
Stock-based compensation and employee stock purchase plan expense	143	111
Fair value adjustment for equity security	151	—
Loss on securities available for sale	288	—
Loans originated for sale (1)	(35,442)	(27,925)
Proceeds from sales of loans held for sale (1)	37,562	28,342
Gain on loans held for sale (1)	(1,619)	(1,069)
Gain on loans held for sale at lower of cost or fair value	—	(34)
Loss on OREO sold	32	—
Gain on death benefit	—	(62)
Increase in cash surrender value of life insurance, net	(595)	(612)
(Increase)/decrease in accrued interest receivable	(1,397)	1,350
Decrease in other assets	4,141	8,816
Increase in accrued expenses, capital lease obligations and other liabilities	7,405	973
NET CASH PROVIDED BY OPERATING ACTIVITIES	57,416	44,607
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	56,242	51,739
Redemptions for FHLB & FRB stock	71,309	31,568
Proceeds from sales of securities available for sale	19,542	—
Purchase of securities available for sale	(127,835)	(61,805)
Purchase of FHLB & FRB stock	(79,492)	(31,344)
Proceeds from sales of loans held for sale at lower of cost or fair value	—	78,800
Net increase in loans, net of participations sold	(98,989)	(434,449)
Sale of other real estate owned	1,730	534
Purchase of premises and equipment	(747)	(1,934)
Proceeds from death benefit	—	100
Purchase of wealth management company	(3,500)	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	(161,740)	(376,791)
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(39,060)	250,860
Net increase in overnight borrowings	95,190	—
Proceeds from Federal Home Loan Bank advances	70,000	—
Repayments of Federal Home Loan Bank advances	(23,898)	(11,897)
Dividends paid on common stock	(2,748)	(2,635)
Exercise of Stock Options, net of stock swaps	197	335
Restricted stock repurchased on vesting to pay taxes	(1,426)	(1,415)
Sales of common shares (Dividend Reinvestment Program)	14,875	26,077
Issuance of shares for employee saving and investment plan	—	889
Issuance of shares for employee stock purchase plan	751	619
NET CASH PROVIDED BY IN FINANCING ACTIVITIES	113,881	262,833
Net increase/(decrease) in cash and cash equivalents	9,557	(69,351)
Cash and cash equivalents at beginning of period	113,447	162,691
Cash and cash equivalents at end of period	$123,004	$93,340
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$28,614	$18,402
Income tax, net	2,569	8,107
Acquisition goodwill	11,000	12,000
Transfer of loans to other real estate owned	—	137

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2017 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2018, the results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, shareholders’ equity for the nine months ended September 30, 2018 and cash flow statements for the nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future period.

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware, Peapack Capital Corporation (formed in the second quarter of 2017), Murphy Capital Management (“MCM”) (acquired in the third quarter of 2017), Quadrant Capital Management (“Quadrant”) (acquired in the fourth quarter of 2017), Lassus Wherley & Associates (“Lassus Wherley”) (acquired in the third quarter of 2018), Peapack-Gladstone Mortgage Group, Inc. and Peapack-Gladstone Mortgage Group’s wholly-owned subsidiary, PG Investment Company of Delaware, Inc. and its wholly-owned subsidiary, Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company. While the following footnotes include the collective results of the Company and the Bank, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

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

Peapack-Gladstone Bank’s Private Wealth Management Division includes: asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. This segment also includes the activities of PGB Trust and Investments of Delaware, MCM, Quadrant and Lassus Wherley.  Income is recognized as it is earned.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $33.1 million and $20.1 million as of September 30, 2018 and December 31, 2017, respectively.  SBA loans held for sale totaled $360 thousand and $187 thousand at September 30, 2018 and December 31, 2017, respectively.

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

A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by Management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Bank on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both September 30, 2018 and at December 31, 2017, the multiple was 3.50 times for non-impaired substandard loans and 2.25 times for non-impaired special mention loans.

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

Commercial and Industrial Loans.  The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as the stock of the company, if privately held.  Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flow. Factors that may influence a business’ profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain. To mitigate the risk characteristics of commercial and industrial loans, these loans often include commercial real estate as collateral to strengthen the Bank’s position and the Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.

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

For the three and nine months ended September 30, 2018, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.  For the three months ended September 30, 2017, the Company recorded less than $1 thousand of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans. There was no recognized tax benefit for the quarter ended September 30, 2017.  The Company recorded total compensation cost for stock options for the nine months ended September 30, 2017 of $6 thousand. There was no recognized tax benefit for the nine months ended September 30, 2017.

For the Company’s stock option plans, changes in options outstanding during the nine months ended September 30, 2018 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2018	120,083	$14.41
Exercised during 2018	(17,283)	16.20
Expired during 2018	(715)	19.95
Forfeited during 2018	(3,475)	24.33
Balance, September 30, 2018	98,610	$13.71	2.96 years	$1,694
Vested and expected to vest	98,610	$13.71	2.96 years	$1,694
Exercisable at September 30, 2018	98,610	$13.71	2.96 years	$1,694

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2018 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on September 28, 2018 was $30.89.

There were no stock options granted in the three or nine months ended September 30, 2018.

The Company has previously granted performance-based and service-based restricted stock awards/units. Service-based awards/units vest ratably over a, three or five-year period.  There were no restricted stock units granted in the third quarter of 2018.

The performance-based awards that were granted in previous periods were dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria were met, were to cliff vest at the end of the performance period.  The Company did not meet the performance criteria by the end of the performance period at end of 2017.  Therefore, as of March 31, 2018, the Company forfeited 92,767 performance-based awards.

Changes in non-vested shares dependent on performance criteria for the nine months ended September 30, 2018 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2018	92,767	$18.12
Forfeited during 2018	(92,767)	18.12
Balance, September 30, 2018	—	$—

Changes in service-based restricted stock awards/units for the nine months ended September 30, 2018 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2018	308,625	$23.96
Granted during 2018	228,697	35.12
Vested during 2018	(145,176)	22.19
Forfeited during 2018	(19,203)	28.38
Balance, September 30, 2018	372,943	$31.26

As of September 30, 2018, there was $187 thousand of total unrecognized compensation cost related to service-based awards.  That cost is expected to be recognized over a weighted average period of 0.42 years.  As of September 30, 2018, there was $8.1 million of total unrecognized compensation cost related to service-based units.  That cost is expected to be recognized over a weighted average period of 1.26 years. Stock compensation expense recorded for the third quarters of 2018 and 2017 totaled $1.1 million and $864 thousand, respectively. Stock compensation expense recorded for the nine months ended September 30, 2018 and 2017 totaled $3.5 million and $2.5 million, respectively.

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

The Company recorded $31 thousand and $33 thousand of expense in salaries and employee benefits expense for the three months ended September 30, 2018 and 2017, respectively, related to the ESPP.  Total shares issued under the ESPP during the third quarters of 2018 and 2017 were 6,704 and 6,987, respectively.

The Company recorded $143 thousand and $105 thousand of expense in salaries and employee benefits expense for the nine months ended September 30, 2018 and 2017, respectively related to the ESPP.  Total shares issued under the ESPP for the nine months ended September 30, 2018 and 2017 were 22,194 and 19,820, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2018	2017	2018	2017
Net income to shareholders	$10,724	$10,206	$33,441	$26,128

Basic weighted-average shares outstanding	19,053,849	17,800,153	18,865,982	17,478,293
Plus: common stock equivalents	186,249	323,115	201,004	275,438
Diluted weighted-average shares outstanding	19,240,098	18,123,268	19,066,986	17,753,731
Net income per share
Basic	$0.56	$0.57	$1.77	$1.49
Diluted	0.56	0.56	1.75	1.47

As of September 30, 2018, stock options and restricted stock units totaling 219,733 were not included in the computation of diluted earnings per share because they were antidilutive.  As of September 30, 2017, all stock options and warrants were included in the computation of diluted earnings per share because they were all dilutive, meaning that the exercise price of the stock option was greater than the average market price for the period.

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

Restrictions on Cash: A large portion of cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

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

Goodwill and Other Intangible Assets:  Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected September 30 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill and assembled workforce are the intangible assets with an indefinite life on our balance sheet.

Other intangible assets, which primarily consist of customer relationship intangible assets arising from acquisition, are amortized on an accelerated method over their estimated useful lives, which range from 5 to 15 years.

2.  INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of September 30, 2018 and December 31, 2017 follows:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$101,646	$3	$(2,391)	$99,258
Mortgage-backed securities –residential	249,011	228	(5,343)	243,896
SBA pool securities	4,229	—	(47)	4,182
State and political subdivisions	18,343	27	(197)	18,173
Corporate bond	3,000	45	—	3,045
Total	$376,229	$303	$(7,978)	$368,554

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$44,476	$—	$(775)	$43,701
Mortgage-backed securities – residential	244,913	583	(2,380)	243,116
SBA pool securities	5,262	—	(57)	5,205
State and political subdivisions	24,910	87	(129)	24,868
Corporate bond	3,000	82	—	3,082
Single-issuer trust preferred security	2,999	—	(162)	2,837
CRA investment fund	5,000	—	(176)	4,824
Total	$330,560	$752	$(3,679)	$327,633

The following tables present the Company’s available for sale securities in a continuous unrealized loss position and the approximate fair value of these investments as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$53,581	$(1,100)	$35,699	$(1,291)	$89,280	$(2,391)
Mortgage-backed securities-residential	130,938	(2,033)	94,037	(3,310)	224,975	(5,343)
SBA pool securities	—	—	4,182	(47)	4,182	(47)
State and political subdivisions	1,727	(4)	7,258	(193)	8,985	(197)
Total	$186,246	$(3,137)	$141,176	$(4,841)	$327,422	$(7,978)

	December 31, 2017
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$32,166	$(317)	$11,535	$(458)	$43,701	$(775)
Mortgage-backed securities-residential	116,774	(1,000)	71,646	(1,380)	188,420	(2,380)
SBA pool securities	—	—	5,205	(57)	5,205	(57)
State and political subdivisions	5,628	(97)	3,760	(32)	9,388	(129)
Single-issuer trust preferred security	—	—	2,837	(162)	2,837	(162)
CRA investment fund	—	—	4,824	(176)	4,824	(176)
Total	$154,568	$(1,414)	$99,807	$(2,265)	$254,375	$(3,679)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the creditworthiness of the issuers.  As of September 30, 2018, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments” which resulted in the reclassification of the Company’s investment in the CRA investment fund from available for sale to equity securities, which resulted in a loss of $37 thousand and $151 thousand for the three months and nine months ended September 30, 2018.  This amount is included in securities losses on the Consolidated Statements of Income.

3.  LOANS

Loans outstanding, excluding those held for sale, by general ledger classification, as of September 30, 2018 and December 31, 2017, consisted of the following:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2018	Loans	2017	Loans
Residential mortgage	$562,620	14.81%	$576,356	15.56%
Multifamily mortgage	1,285,816	33.85	1,388,958	37.49
Commercial mortgage	644,900	16.98	626,656	16.92
Commercial loans (including equipment financing)	1,180,414	31.08	958,294	25.87
Home equity lines of credit	59,930	1.58	67,497	1.82
Consumer loans, including fixed rate home equity loans	64,478	1.69	86,277	2.33
Other loans	432	0.01	402	0.01
Total loans	$3,798,590	100.00%	$3,704,440	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal call report codes.  The following portfolio classes have been identified as of September 30, 2018 and December 31, 2017:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2018	Loans	2017	Loans
Primary residential mortgage	$592,283	15.61%	$605,569	16.35%
Home equity lines of credit	59,929	1.58	67,497	1.82
Junior lien loan on residence	7,531	0.20	7,073	0.19
Multifamily property	1,285,816	33.88	1,388,958	37.51
Owner-occupied commercial real estate	249,170	6.57	253,492	6.85
Investment commercial real estate	901,820	23.76	874,098	23.61
Commercial and industrial	479,763	12.64	316,294	8.54
Lease financing	151,189	3.98	90,052	2.43
Farmland/agricultural production	152	—	160	0.01
Commercial construction loans	88	—	92	0.01
Consumer and other loans	67,489	1.78	99,247	2.68
Total loans	$3,795,230	100.00%	$3,702,532	100.00%
Net deferred costs	3,360		1,908
Total loans including net deferred costs	$3,798,590		$3,704,440

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan and lease losses (ALLL) as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(Dollars in thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALL
Primary residential mortgage	$9,103	$358	$583,180	$3,774	$592,283	$4,132
Home equity lines of credit	266	—	59,663	197	59,929	197
Junior lien loan on residence	44	—	7,487	16	7,531	16
Multifamily property	1,269	385	1,284,547	7,270	1,285,816	7,655
Owner-occupied commercial real estate	1,934	—	247,236	2,387	249,170	2,387
Investment commercial real estate	18,729		883,091	12,791	901,820	12,791
Commercial and industrial	—	—	479,763	8,185	479,763	8,185
Lease financing	—	—	151,189	1,549	151,189	1,549
Farmland/agricultural production	—	—	152	2	152	2
Commercial construction loans	—	—	88	1	88	1
Consumer and other loans	—	—	67,489	378	67,489	378
Total ALLL	$31,345	$743	$3,763,885	$36,550	$3,795,230	$37,293

	December 31, 2017
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$9,802	$482	$595,767	$3,603	$605,569	$4,085
Home equity lines of credit	27	—	67,470	221	67,497	221
Junior lien loan on residence	52	—	7,021	12	7,073	12
Multifamily property	—	—	1,388,958	10,007	1,388,958	10,007
Owner-occupied commercial real estate	2,503	—	250,989	2,385	253,492	2,385
Investment commercial real estate	10,681	40	863,417	11,893	874,098	11,933
Commercial and industrial	—	—	316,294	6,563	316,294	6,563
Lease financing	—	—	90,052	884	90,052	884
Farmland/agricultural production	—	—	160	—	160	-
Commercial construction loans	—	—	92	1	92	1
Consumer and other loans	—	—	99,247	349	99,247	349
Total ALLL	$23,065	$522	$3,679,467	$35,918	$3,702,532	$36,440

Impaired loans include nonaccrual loans of $10.7 million at September 30, 2018 and $13.5 million at December 31, 2017. Impaired loans also include performing TDR loans of $19.3 million at September 30, 2018 and $9.5 million at December 31, 2017.  At September 30, 2018, the allowance allocated to TDR loans totaled $267 thousand, of which $164 thousand was allocated to nonaccrual loans.  At December 31, 2017, the allowance allocated to TDR loans totaled $423 thousand of which $173 thousand was allocated to nonaccrual loans.  All accruing TDR loans were paying in accordance with restructured terms as of September 30, 2018.  The Company has not committed to lend additional amounts as of September 30, 2018 to customers with outstanding loans that are classified as TDR loans.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2018 and December 31, 2017 (The average impaired loans on the following tables represent year to date impaired loans.):

	September 30, 2018
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,287	$7,985	$—	$7,909
Owner-occupied commercial real estate	2,768	1,934	—	2,102
Investment commercial real estate	20,254	18,729	—	12,444
Home equity lines of credit	268	266	—	79
Junior lien loan on residence	106	44	—	47
Total loans with no related allowance	$32,683	$28,958	$—	$22,581
With related allowance recorded:
Primary residential mortgage	$1,139	$1,118	$358	$1,136
Multifamily property	1,269	1,269	385	141
Total loans with related allowance	$2,408	$2,387	$743	$1,277
Total loans individually evaluated for Impairment	$35,091	$31,345	$743	$23,858

	December 31, 2017
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,607	$8,388	$—	$10,847
Owner-occupied commercial real estate	3,238	2,503	—	1,568
Investment commercial real estate	9,564	9,500	—	9,971
Home equity lines of credit	29	27	—	38
Junior lien loan on residence	110	52	—	92
Total loans with no related allowance	$22,548	$20,470	$—	$22,516
With related allowance recorded:
Primary residential mortgage	$1,435	$1,414	$482	$1,399
Investment commercial real estate	1,181	1,181	40	1,198
Total loans with related allowance	$2,616	$2,595	$522	$2,597
Total loans individually evaluated for impairment	$25,164	$23,065	$522	$25,113

Interest income recognized on impaired loans for the quarters ended September 30, 2018 and 2017 was not material.  The Company did not recognize any income on nonaccruing impaired loans for the three and nine months ended September 30, 2018 and 2017.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$5,045	$—
Home equity lines of credit	246	—
Junior lien loan on residence	44	—
Owner-occupied commercial real estate	1,934	—
Investment commercial real estate	3,453	—
Total	$10,722	$—

	December 31, 2017
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$6,056	$—
Home equity lines of credit	6	—
Junior lien loan on residence	52	—
Owner-occupied commercial real estate	2,503	—
Investment commercial real estate	4,913	—
Total	$13,530	$—

The following tables present the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017 by class of loans, excluding nonaccrual loans:

	September 30, 2018
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,492	$669	$—	$2,161
Commercial and industrial	353	—	—	353
Consumer and other	14	—	—	14
Total	$1,859	$669	$—	$2,528

	December 31, 2017
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$216	$—	$—	$216
Consumer and other loans	30	—	—	30
Total	$246	$—	$—	$246

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

As of September 30, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$582,172	$952	$9,159	$—
Home equity lines of credit	59,663	—	266	—
Junior lien loan on residence	7,487	—	44	—
Multifamily property	1,275,518	6,444	3,854	—
Owner-occupied commercial real estate	242,898	574	5,698	—
Investment commercial real estate	851,037	19,051	28,279	3,453
Commercial and industrial	471,323	7,046	1,394	—
Lease financing	151,189	—	—	—
Farmland/agricultural production	152	—	—	—
Commercial construction loans	—	88	—	—
Consumer and other loans	67,253	—	236	—
Total	$3,708,692	$34,155	$48,930	$3,453

As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$594,846	$866	$9,857	$—
Home equity lines of credit	67,470	—	27	—
Junior lien loan on residence	7,021	—	52	—
Multifamily property	1,371,825	16,755	378	—
Owner-occupied commercial real estate	249,003	837	3,652	—
Investment commercial real estate	827,558	23,377	23,163	—
Commercial and industrial	306,341	7,488	2,465	—
Lease financing	90,052	—	—	—
Farmland/agricultural production	160	—	—	—
Commercial construction loans	—	92	—	—
Consumer and other loans	97,135	—	2,112	—
Total	$3,611,411	$49,415	$41,706	$—

At September 30, 2018, $27.8 million of substandard loans were also considered impaired compared to December 31, 2017, when $21.8 million of substandard loans were also impaired.

The activity in the allowance for loan and lease losses for the three months ended September 30, 2018 is summarized below:

	July 1,				September 30,
	2018				2018
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,382	$(10)	$—	$(240)	$4,132
Home equity lines of credit	190	—	3	4	197
Junior lien loan on residence	17	—	6	(7)	16
Multifamily property	8,259	—	—	(604)	7,655
Owner-occupied commercial real estate	2,525	—	—	(138)	2,387
Investment commercial real estate	13,659	(1,335)	4	463	12,791
Commercial and industrial	7,356	—	85	744	8,185
Lease financing	1,311	—	—	238	1,549
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	364	(27)	1	40	378
Total ALLL	$38,066	$(1,372)	$99	$500	$37,293

The activity in the allowance for loan and lease losses for the three months ended September 30, 2017 is summarized below:

	July 1,				September 30,
	2017				2017
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,223	$(261)	$59	$323	$4,344
Home equity lines of credit	211	—	2	16	229
Junior lien loan on residence	14	—	6	(7)	13
Multifamily property	11,606	—	—	(360)	11,246
Owner-occupied commercial real estate	2,147	(30)	—	153	2,270
Investment commercial real estate	11,727	—	1	229	11,957
Commercial and industrial	5,333	—	9	(107)	5,235
Lease financing	178	—	—	97	275
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	309	(24)	2	56	343
Total ALLL	$35,751	$(315)	$79	$400	$35,915

The activity in the allowance for loan and lease losses for the nine months ended September 30, 2018 is summarized below:

	January 1,				September 30,
	2018				2018
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,085	$(87)	$139	$(5)	$4,132
Home equity lines of credit	221	—	7	(31)	197
Junior lien loan on residence	12	—	61	(57)	16
Multifamily property	10,007	—	—	(2,352)	7,655
Owner-occupied commercial real estate	2,385	(64)	66	-	2,387
Investment commercial real estate	11,933	(1,335)	4	2,189	12,791
Commercial and industrial	6,563	(46)	107	1,561	8,185
Lease financing	884	—	—	665	1,549
Farmland/agricultural production	—	—	—	2	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	349	(52)	3	78	378
Total ALLL	$36,440	$(1,584)	$387	$2,050	$37,293

The activity in the allowance for loan and lease losses for the nine months ended September 30, 2017 is summarized below:

	January 1,				September 30,
	2017				2017
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,666	$(591)	$128	$1,141	$4,344
Home equity lines of credit	233	(23)	61	(42)	229
Junior lien loan on residence	16	(57)	19	35	13
Multifamily property	11,192	—	—	54	11,246
Owner-occupied commercial real estate	1,774	(30)	—	526	2,270
Investment commercial real estate	10,909	—	23	1,025	11,957
Commercial and industrial	4,164	(25)	61	1,035	5,235
Lease financing	—	—	—	275	275
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	9	—	—	(8)	1
Consumer and other loans	243	(62)	3	159	343
Total ALLL	$32,208	$(788)	$295	$4,200	$35,915

Troubled Debt Restructurings:

The Company has allocated $267 thousand and $423 thousand of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of September 30, 2018 and December 31, 2017, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The terms of certain loans were modified as TDRs when one or a combination of the following occurred:  a reduction of the stated interest rate of the loan was reduced; the maturity date was extended; or some other modification or extension occurred which would not be readily available in the market.

The following table presents loans by class modified as TDRs during the three-month period ended September 30, 2018:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	1	$766	$766
Total	1	$766	$766

The following table presents loans by class modified as TDRs during the nine-month period ended September 30, 2018:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	1	$766	$766
Investment commercial real estate	1	15,351	15,351
Total	2	$16,117	$16,117

There were no loans modified as TDRs during the three-month period ended September 30, 2017.

The following table presents loans by class modified as TDRs during the nine-month period ended September 30, 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	5	$1,148	$1,148
Total	5	$1,148	$1,148

The identification of the TDRs did not have a significant impact on the allowance for loan and lease losses.

There were no loans that were modified as TDRs for which there was a payment default, within twelve months of modification, during the three and nine months ended September 30, 2018 and September 30, 2017.

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

4.  DEPOSITS

Certificates of deposit, excluding brokered certificates of deposit over $250,000, totaled $139.3 million and $160.0 million at September 30, 2018 and December 31, 2017, respectively.

The following table sets forth the details of total deposits as of September 30, 2018 and December 31, 2017:

	September 30,		December 31,
	2018		2017
(Dollars in thousands)	$	%	$	%
Noninterest-bearing demand deposits	$503,388	13.76%	$539,304	14.59%
Interest-bearing checking (1)	1,148,660	31.39	1,152,483	31.16
Savings	116,391	3.18	119,556	3.23
Money market	1,097,630	29.99	1,091,385	29.51
Certificates of deposit - retail	466,791	12.76	344,652	9.32
Certificates of deposit - listing service	85,241	2.33	198,383	5.36
Subtotal deposits	3,418,101	93.41	3,445,763	93.17
Interest-bearing demand - Brokered	180,000	4.92	180,000	4.87
Certificates of deposit - Brokered	61,193	1.67	72,591	1.96
Total deposits	$3,659,294	100.00%	$3,698,354	100.00%

(1)

Interest-bearing checking includes $418.8 million at September 30, 2018 and $359.9 million at December 31, 2017 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of September 30, 2018 are as follows:

(In thousands)
2018	$67,578
2019	338,859
2020	90,111
2021	35,719
2022	15,189
Over 5 Years	65,769
Total	$613,225

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB totaled $84.0 million with a weighted average interest rate of 2.93 percent and $37.9 million with a weighted average interest rate of 2.20 percent at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018, advances totaling $84.0 million with a weighted average interest rate of 2.93 percent had fixed maturity dates. The fixed maturity date advances at December 31, 2017 totaled $28.9 million with a weighted average interest rate of 1.96 percent.  The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $497.1 million and multifamily mortgages totaling $1.0 billion at September 30, 2018, while at December 31, 2017, the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $550.0 million and multifamily mortgages totaling $1.1 billion.

At December 31, 2017, the Company had $9.0 million in variable rate advances, with a weighted average interest rate of 2.95 percent, that are noncallable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances are beyond their initial noncallable periods.

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2018	$11,000
2019	3,000
2020	-
2021	60,000
2022	10,000
Total	$84,000

There were overnight borrowings of $95.2 million as of September 30, 2018 with a weighted average rate of 2.38 percent at the FHLB.  There were no overnight borrowings as of December 31, 2017.  At September 30, 2018, unused short-term overnight borrowing commitments totaled $1.3 billion from FHLB, $22.0 million from correspondent banks and $903.7 million at the FRB.

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

Private Wealth Management Division

Peapack-Gladstone Bank’s Private Wealth Management Division, including PGB Trust & Investments of Delaware, MCM, Quadrant and Lassus Wherley, includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30, 2018
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$27,032	$1,110	$28,142
Noninterest income	2,570	8,413	10,983
Total income	29,602	9,523	39,125

Provision for loan and lease losses	500	—	500
Compensation and benefits	11,257	4,768	16,025
Premises and equipment expense	2,967	432	3,399
FDIC expense	593	—	593
Other noninterest expense	2,202	2,065	4,267
Total noninterest expense	17,519	7,265	24,784
Income before income tax expense	12,083	2,258	14,341
Income tax expense	3,039	578	3,617
Net income	$9,044	$1,680	$10,724

	Three Months Ended September 30, 2017
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$28,687	$1,305	$29,992
Noninterest income	2,928	5,903	8,831
Total income	31,615	7,208	38,823

Provision for loan and lease losses	400	—	400
Compensation and benefits	10,992	3,004	13,996
Premises and equipment expense	2,619	326	2,945
FDIC Expense	583	—	583
Other noninterest expense	2,584	1,853	4,437
Total noninterest expense	17,178	5,183	22,361
Income before income tax expense	14,437	2,025	16,462
Income tax expense	5,474	782	6,256
Net income	$8,963	$1,243	$10,206

	Nine Months Ended September 30, 2018
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$81,833	$3,945	$85,778
Noninterest income	7,550	25,388	32,938
Total income	89,383	29,333	118,716

Provision for loan and lease losses	2,050	—	2,050
Compensation and benefits	33,520	12,910	46,430
Premises and equipment expense	8,788	1,287	10,075
FDIC expense	1,798	—	1,798
Other noninterest expense	7,860	6,399	14,259
Total noninterest expense	54,016	20,596	74,612
Income before income tax expense	35,367	8,737	44,104
Income tax expense	8,551	2,112	10,663
Net income	$26,816	$6,625	$33,441

Total assets for period end	$4,367,950	$67,759	$4,435,709

	Nine Months Ended September 30, 2017
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$78,372	$4,183	$82,555
Noninterest income	7,975	16,046	24,021
Total income	86,347	20,229	106,576

Provision for loan and lease losses	4,200	—	4,200
Compensation and benefits	30,792	7,868	38,660
Premises and equipment expense	7,891	903	8,794
FDIC Expense	1,871	—	1,871
Other noninterest expense	6,688	5,347	12,035
Total noninterest expense	51,442	14,118	65,560
Income before income tax expense	34,905	6,111	41,016
Income tax expense	12,670	2,218	14,888
Net income	$22,235	$3,893	$26,128

Total assets for period end	$4,148,222	$28,110	$4,176,332

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of September 30, 2018.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$99,258	$—	$99,258	$—
Mortgage-backed securities-residential	243,896	—	243,896	—
SBA pool securities	4,182	—	4,182	—
State and political subdivisions	18,173	—	18,173	—
Corporate bond	3,045	—	3,045	—
CRA investment fund	4,673	4,673	—	—
Loans held for sale, at fair value	310	—	310	—
Derivatives:
Cash flow hedges	3,536	—	3,536	—
Loan level swaps	12,027	—	12,027	—
Total	$389,100	$4,673	$384,427	$—

Liabilities:
Derivatives:
Loan level swaps	$(12,027)	$—	$(12,027)	$—
Total	$(12,027)	$—	$(12,027)	$—

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$43,701	$—	$43,701	$—
Mortgage-backed securities-residential	243,116	—	243,116	—
SBA pool securities	5,205	—	5,205	—
State and political subdivisions	24,868	—	24,868	—
Corporate bond	3,082	—	3,082	—
Single-issuer trust preferred security	2,837	—	2,837	—
CRA investment fund	4,824	4,824	—	—
Loans held for sale, at fair value	984	—	984	—
Derivatives:
Cash flow hedges	1,394	—	1,394	—
Loan level swaps	3,131	—	3,131	—
Total	$333,142	$4,824	$328,318	$—

Liabilities:
Derivatives:

Loan level swaps	$(3,131)	$—	$(3,131)	$—
Total	$(3,131)	$—	$(3,131)	$—

The Company has elected the fair value option for certain loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2018 and December 31, 2017.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	September 30, 2018	December 31, 2017
Residential loans contractual balance	$306	$972
Fair value adjustment	4	12
Total fair value of residential loans held for sale	$310	$984

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2018.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis (Quantitative disclosures for non-recurring Level 3 assets have been omitted due to immateriality):

Assets Measured on a Non-Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$884	$—	$884	$—

There were no loans measured for impairment using the fair value of collateral as of December 31, 2017.

The carrying amounts and estimated fair values of financial instruments at September 30, 2018 are as follows:

		Fair Value Measurements at September 30, 2018 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$123,004	$123,004	$—	$—	$123,004
Securities available for sale	368,554	—	368,554	—	368,554
CRA investment fund	4,673	4,673	—	—	4,673
FHLB and FRB stock	21,561	—	—	—	N/A
Loans held for sale, at fair value	310	—	310	—	310
Loans held for sale, at lower of cost or fair value	4,002	—	4,042	—	4,042
Loans, net of allowance for loan and lease losses	3,761,297	—	—	3,712,754	3,712,754
Accrued interest receivable	10,849	—	1,612	9,237	10,849
Cash flow hedges	3,536	—	3,536	—	3,536
Loan level swaps	12,027	—	12,027	—	12,027
Financial liabilities
Deposits	$3,659,294	$3,046,069	$605,548	$—	$3,651,617
Overnight borrowings	95,190	—	95,190	—	95,190
Federal home loan bank advances	84,000	—	83,774	—	83,774
Subordinated debt	83,138	—	—	83,691	83,691
Accrued interest payable	3,784	207	2,356	1,221	3,784
Loan level swap	12,027	—	12,027	—	12,027

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 are as follows:

		Fair Value Measurements at December 31, 2017 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$113,447	$113,447	$—	$—	$113,447
Securities available for sale	327,633	4,824	322,809	—	327,633
FHLB and FRB stock	13,378	—	—	—	N/A
Loans held for sale, at fair value	984	—	984	—	984
Loans held for sale, at lower of cost or fair value	187	—	206	—	206
Loans, net of allowance for loan and lease losses	3,668,000	—	—	3,649,132	3,649,132
Accrued interest receivable	9,452	—	1,041	8,411	9,452
Cash flow Hedges	1,394	—	1,394	—	1,394
Loan level swaps	3,131	—	3,131	—	3,131
Financial liabilities
Deposits	$3,698,354	$3,082,728	$612,591	$—	$3,695,319
Federal home loan bank advances	37,898	—	37,907	—	37,907
Subordinated debt	83,024	—	—	84,150	84,150
Accrued interest payable	1,756	192	1,495	69	1,756
Loan level swaps	3,131	—	3,131	—	3,131

8.  REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.

The following table presents the sources of noninterest income for the periods indicated:

	For the Three Months Ended September 30,
(In thousands)	2018	2017
Service charges on deposits
Overdraft fees	$179	$180
Interchange income	305	287
Other	376	349
Wealth management fees	7,982	5,575
Investment brokerage fees	218	215
Gains/(losses) on sales of OREO	(59)	—
Other (a)	1,982	2,225
Total noninterest other income	$10,983	$8,831

	For the Nine Months Ended September 30,
(In thousands)	2018	2017
Service charges on deposits
Overdraft fees	$543	$542
Interchange income	921	853
Other	1,100	1,007
Wealth management fees	24,041	15,032
Investment brokerage fees	652	662
Gains/(losses) on sales of OREO	(32)	—
Other (a)	5,713	5,925
Total noninterest other income	$32,938	$24,021

(a)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2018			2017
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$179	$—	$179	$180	$—	$180
Interchange income	305	—	305	287	—	287
Other	376	—	376	349	—	349
Wealth management fees	—	7,982	7,982	—	5,575	5,575
Investment brokerage fees	—	218	218	—	215	215
Gains/(losses) on sales of OREO	(59)	—	(59)	—	—	—
Other (a)	1,769	213	1,982	2,112	113	2,225
Total noninterest income	$2,570	$8,413	$10,983	$2,928	$5,903	$8,831

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2018			2017
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$543	$—	$543	$542	$—	$542
Interchange income	921	—	921	853	—	853
Other	1,100	—	1,100	1,007	—	1,007
Wealth management fees	—	24,041	24,041	—	15,032	15,032
Investment brokerage fees	—	652	652	—	662	662
Gains/(losses) on sales of OREO	(32)	—	(32)	—	—	—
Other (a)	5,018	695	5,713	5,573	352	5,925
Total noninterest income	$7,550	$25,388	$32,938	$7,975	$16,046	$24,021

(a)	All of the other category is outside the scope of ASC 606.

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

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income by $100 thousand and $97 thousand for the nine months ended September 30, 2018 and 2017, respectively.  Cardholder rewards reduced interchange income by $37 thousand and $35 thousand for the third quarters of 2018 and 2017.

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

Gains/(losses) on sales of OREO:  The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present.  The Company recorded a loss on sale of OREO of $32 thousand for the nine months ended September 30, 2018 and a loss of $59 thousand in the third quarter of 2018.

Other:  All of the other income items are outside the scope of ASC 606.

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Professional and legal fees	1,195	1,452	3,487	3,100
Telephone	275	247	830	747
Advertising	248	347	973	865
Provision for ORE Losses	28	-	232	-
Amortization of intangible assets	180	31	540	93
Other operating expenses	2,341	2,360	8,197	7,230
Total other operating expenses	$4,267	$4,437	$14,259	$12,035

10.  ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended September 30, 2018 and 2017:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2018	Reclassifications	Income/(Loss)	2018	2018
Net unrealized holding loss on securities available for sale, net of tax	$(4,839)	$(1,191)	$218	$(973)	$(5,812)

Gain/(loss) on cash flow hedges	2,085	534	(20)	514	2,599

Accumulated other comprehensive loss, net of tax	$(2,754)	$(657)	$198	$(459)	$(3,213)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2017	Reclassifications	Income/(Loss)	2017	2017
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(572)	$62	$—	$62	$(510)

Gain/(loss) on cash flow hedges	34	131	—	131	165

Accumulated other comprehensive loss, net of tax	$(538)	$193	$—	$193	$(345)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2018 and 2017:

	Three Months Ended
	September 30,
(In thousands)	2018	2017	Affected Line Item in Income
Unrealized losses on securities available for sale:
Reclassification adjustment for amounts included in net income	$288	$—	Securities losses, net
Income tax benefit	(70)	—	Income tax expense
Total reclassifications, net of tax	$218	$—
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(31)	$—	Interest expense
Income tax expense	11	—	Income tax expense
Total reclassifications, net of tax	$(20)	$—

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the nine months ended September 30, 2018 and 2017:

				Amount	Other
				Reclassified	Comprehensive
		Cumulative	Other	From	Income/(Loss)
		Adjustment	Comprehensive	Accumulated	Nine Months
	Balance at	For Equity	Income/(Loss)	Other	Ended	Balance at
	January 1,	Security	Before	Comprehensive	September 30,	September 30,
(In thousands)	2018	(ASU 2016-1)	Reclassifications	Income/(Loss)	2018	2018
Net unrealized holding loss on securities available for sale, net of tax	$(2,214)	$127	$(3,943)	$218	$(3,725)	$(5,812)

Gain/(loss) on cash flow hedges	1,002	—	1,661	(64)	1,597	2,599

Accumulated other comprehensive loss, net of tax	$(1,212)	$127	$(2,282)	$154	$(2,128)	$(3,213)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2017	Reclassifications	Income/(Loss)	2017	2017
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(1,091)	$581	$—	$581	$(510)

Gain/(loss) on cash flow hedges	(440)	605	—	605	165

Accumulated other comprehensive loss, net of tax	$(1,531)	$1,186	$—	$1,186	$(345)

The following represents the reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2018 and 2017:

	Nine Months
	September 30,
(In thousands)	2018	2017	Affected Line Item in Income
Unrealized losses on securities available for sale:
Reclassification adjustment for amounts included in net income	$288	$—	Securities losses, net
Income tax benefit	(70)	—	Income tax expense
Total reclassifications, net of tax	$218	$—
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(93)	$—	Interest expense
Income tax expense	29	—	Income tax expense
Total reclassifications, net of tax	$(64)	$—

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $230.0 million and $180.0 million as of September 30, 2018 and December 31, 2017, respectively, were designated as cash flow hedges of certain interest-bearing deposits and were determined to be fully effective during the nine months ended September 30, 2018. As such, no amount of ineffectiveness has been included in net income during the three and nine months ended September 30, 2018. Therefore, the aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of September 30, 2018 and December 31, 2017:

(Dollars in thousands)	September 30, 2018		December 31, 2017
Notional amount	$230,000		$180,000
Weighted average pay rate	2.04%		1.64%
Weighted average receive rate	2.07%		1.33%
Weighted average maturity	2.90	years	2.25	years
Unrealized gain, net	$3,536		$1,394

Number of contracts	11		9

Net interest income recorded on these swap transactions totaled $124 thousand and $137 thousand for the three and nine months ended September 30, 2018, respectively, and is reported as a component of interest expense.  Net interest expense recorded on these swap transactions totaled $150 thousand and $763 thousand for the three and nine months ended September 30, 2017, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net gain recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three and nine months ended September 30, 2018 and September 30, 2017 (after tax):

	For the Three Months Ended September 30,
(In thousands)	2018	2017
Interest rate contracts
Amount of gain/(loss) recognized in OCI (effective portion)	$514	$131
Amount of gain/(loss) reclassified from OCI to interest expense	20	—
Amount of gain/(loss) recognized in other non-interest expense	—	—

	For the Nine Months Ended September 30,
(In thousands)	2018	2017
Interest rate contracts
Amount of gain/(loss) recognized in OCI (effective portion)	$1,597	$605
Amount of gain/(loss) reclassified from OCI to interest expense	64	—
Amount of gain/(loss) recognized in other non-interest expense	—	—

During the first quarter of 2018, the Company recognized an unrealized after-tax gain of $220 thousand in accumulated other comprehensive income/(loss) related to the termination of two interest rate swaps designated as cash flow hedges.  The gain will be amortized into earnings over the remaining life of the terminated swaps.  The Company recognized pre-tax interest income of $31 thousand and $93 thousand for the three and nine months ended September 30, 2018, respectively, related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

The following tables reflect the cash flow hedges included in Other Assets in the financial statements as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$3,536

	December 31, 2017
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing demand brokered deposits	$180,000	$1,394

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

Information about these swaps is as follows:

(Dollars in thousands)	September 30, 2018		December 31, 2017
Notional amount	$425,151		$317,363
Fair value	$12,027		$3,131
Weighted average pay rates	4.28%		4.11%
Weighted average receive rates	4.05%		3.43%
Weighted average maturity	7.5	years	7.6	years

Number of contracts	57		42

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. The Company continues to evaluate the effect that ASU 2016-02 will have on its financial position, results of operations, and its financial statement disclosures. The adoption of ASU 2016-02 is expected to result in leased assets and related lease liabilities to be included on its balance sheet, along with the related leasehold amortization and interest expense included in its statement of income. As of January 1, 2019, the Company expects to record an increase in assets and liabilities ranging between $10 million to $15 million on our statement of financial condition as a result of recognizing right-of-use assets and lease liabilities for our real estate leases. These estimated ranges are based on our anticipated real estate lease portfolio as of January 1, 2019, and it does not include the potential impacts of re-measurement due to changes in our assessment of the lease term subsequent to our adoption of the standard.

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.  The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  This ASU will be effective for public business entities (PBEs) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio.  The Company is also currently evaluating the impact the CECL model will have on our accounting and allowance for loans losses. The Company is in the process of evaluating third party firms to assist in the development of a CECL program and has selected an in-house software model to assist in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company expects to recognize a one-time cumulative-effect adjustment to our allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The revised guidance is effective for all companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Companies are permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The revised guidance is not expected to have a material impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20). The amendment modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The revised guidance is effective for financial statements issued for fiscal years ending after December 15, 2020, with early adoption permitted. The revised guidance is not expected to have a material impact on our financial condition or results of operations.

14.  ACQUISTIONS

Effective September 1, 2018, the Company closed the previously announced acquisition of Lassus Wherley.  The acquisition is consistent with the Company’s strategy to grow its wealth management business both organically and through strategic acquisitions.  The purchase price included equity of $4.5 million as well as cash.  The Company is still in the process of evaluating the final purchase accounting allocation.  Any adjustment resulting from the evaluation is not expected to be material.  In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment.  This acquisition contributed to the increase in the Company’s goodwill and other intangible assets during the quarter ended September 30, 2018.  Goodwill and intangible assets related to the acquisition are deductible for tax purposes.

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

•	the impact of anticipated higher operating expenses in 2018 and beyond;
•	inability to successfully integrate the operations of wealth management firms that we acquire;
•	inability to successfully generate deposits to appropriately fund our growth;
•	inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•	declines in values in our investment portfolio;
•	higher than expected increases in our allowance for loan and lease losses;
•	higher than expected increases in loan and lease losses or in the level of nonperforming loans;
•	changes in the federal or New Jersey tax code;
•	the imposition of tariffs or other domestic or international governmental policies impacting the value of the products of the Bank’s borrowers;
•	changes in interest rates;
•	decline in real estate values within our market areas;
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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,			Change
(Dollars in thousands, except share and per share data)	2018 (1)(2)		2017	2018 vs 2017
Results of Operations:
Net interest income	$28,142		$29,992	$(1,850)
Provision for loan and lease losses	500		400	100
Net interest income after provision for loan and lease losses	27,642		29,592	(1,950)
Wealth management fee income	8,200		5,790	2,410
Other income	2,783		3,041	(258)
Operating expense	24,284		21,961	2,323
Income before income tax expense	14,341		16,462	(2,121)
Income tax expense	3,617	(3)	6,256	(2,639)
Net income	$10,724		$10,206	$518

Total revenue (Net interest income plus wealth management fee income and other income)	$39,125		$38,823	$302

Diluted earnings per share	$0.56		$0.56	$—

Diluted average shares outstanding	19,240,098		18,123,268	1,116,830

Return on average assets annualized (ROAA)	0.99%		0.97%	0.02%
Return on average equity annualized (ROAE)	9.68		11.09	(1.41)

(1)

The September 2018 quarter included results of operations of Murphy Capital Management, acquired effective August 1, 2017, Quadrant Capital Management, acquired effective November 1, 2017, and Lassus Wherley acquired effective September 1, 2018.

(2)

The September 2018 quarter included $319,000 of severance expense related to the elimination of select positions; $340,000 of professional fees related to investment banking and other fees associated with the Lassus Wherley acquisition; and $325,000 loss on sale of securities, principally related to a restructure of the investment portfolio, which will benefit future earnings. These three items reduced net income by $736,000 EPS by $0.04, ROAA by 0.07%, and ROAE by 0.66%, for the 2018 quarter.

(3)

The September 2018 quarter reflected the reduced federal income tax rate due to the new tax law signed in December 2017. Also, the September 2018 quarter included a higher NJ state corporate income tax rate, as signed into law in July 2018, but effective back to January 1, 2018.

The following table presents certain key aspects of our performance for the nine months ended September 30, 2018 and 2017.

	For the Nine Months Ended September 30,		Change
(Dollars in thousands, except share and per share data)	2018 (1)(2)	2017	2018 vs 2017
Results of Operations:
Net interest income	$85,778	$82,555	$3,223
Provision for loan and lease losses	2,050	4,200	(2,150)
Net interest income after provision for loan and lease losses	83,728	78,355	5,373
Wealth management fee income	24,693	15,694	8,999
Other income	8,245	8,327	(82)
Operating expense	72,562	61,360	11,202
Income before income tax expense	44,104	41,016	3,088
Income tax expense	10,663	14,888	(4,225)
Net income	$33,441	$26,128	$7,313

Total revenue (Net interest income plus wealth management fee income and other income)	$118,716	$106,576	$12,140

Diluted earnings per share	$1.75	$1.47	$0.28

Diluted average shares outstanding	19,066,986	17,753,731	1,313,255

Return on average assets annualized (ROAA)	1.04%	0.86%	0.18%
Return on average equity annualized (ROAE)	10.43	9.94	0.49

(1)

The September 2018 nine months included results of operations of the Equipment Finance team hired in April 2017, Murphy Capital Management, acquired effective August 1, 2017, Quadrant Capital Management, acquired effective November 1, 2017, and Lassus Wherley acquired effective September 1, 2018.

(2)

The September 2018 nine months reflected the reduced Federal income tax rate due to the new tax law signed in December 2017.  The September 2018 nine months included a $458,000 reduction in income taxes, while the September nine months 2017 included a $662,000 reduction in income taxes, both associated with the vesting of restricted stock under ASU 2016-09. Also, the nine months ended September 2018 included a higher NJ state corporate income tax rate, as signed into law in July 2018, but effective back to January 1, 2018.

	September 30,	December 31,	Change
	2018	2017	2018 vs 2017
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	15.15%	14.84%	0.31%
Tier I leverage ratio	9.80	9.04	0.76
Loans to deposits	103.81	100.16	3.65
Allowance for loan and lease losses to total loans	0.98	0.98	—
Allowance for loan and lease losses to nonperforming loans	347.82	269.33	78.49
Nonperforming loans to total loans	0.28	0.37	(0.09)

For the quarter ended September 30, 2018, the Company recorded net income of $10.72 million and diluted earnings per share of $0.56, compared to $10.21 million and $0.56 for the same three-month period last year. The 2018 quarter included $319,000 of severance expense related to the elimination of select positions; $340,000 of professional fees related to investment banking and other fees associated with the Lassus Wherley acquisition; and $325,000 loss on sale of securities, principally related to a restructure of the investment portfolio, which will benefit future earnings. These three items reduced net income by $736,000 and reduced earnings per share by $0.04 for the 2018 quarter.

The Company recorded net income of $33.44 million and diluted earnings per share of $1.75 for the nine months ended September 30, 2018, compared to $26.13 million and $1.47, respectively, for the nine months ended September 30, 2017, reflecting increases of $7.31 million, or 28%, and $0.28 per share, or 19%, respectively.

The Company’s total revenue increased $12.14 million when comparing the 2018 nine-month period to the 2017 nine-month period. Of the total revenue increase, $9.00 million (or 74%) was provided by increased wealth management fee income.  Increased wealth management business and income has been driven by the Company’s Strategy.

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

EARNINGS ANALYSIS

NET INTEREST INCOME (“NII”) / NET INTEREST MARGIN (“NIM”) / AVERAGE BALANCE SHEET:

A major source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities. Earning assets include loans, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances, subordinated debt and other borrowings. Net interest income is determined by the difference between the average yields earned on earning assets and the average cost of interest-bearing liabilities (“net interest spread”) and the relative amounts of earning assets and interest-bearing liabilities. Net interest margin is calculated as net interest income annualized as a percent of total interest earning assets.  The Company’s net interest income, spread and margin are affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

The following tables summarize the Company’s net interest income and margin, on a fully tax-equivalent basis, for the periods indicated:

	Three Months Ended		Three Months Ended
	September 30, 2018		September 30, 2017
	NII	NIM	NII	NIM
NII/NIM before the below items	$28,204	2.66%	$27,768	2.70%
Prepayment premiums received on multifamily loan paydowns	338	0.03%	1,274	0.13%
Fees recognized on full paydowns of select C&I loans	0	0.00%	1,235	0.12%
NII/NIM as reported	$28,542	2.69%	$30,277	2.95%

	Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017
	NII	NIM	NII	NIM
NII/NIM before the below items	$85,111	2.70%	$79,545	2.68%
Prepayment premiums received on multifamily loan paydowns	1,508	0.04%	2,568	0.09%
Fees recognized on full paydowns of select C&I loans	321	0.01%	1,235	0.04%
NII/NIM as reported	$86,940	2.75%	$83,348	2.81%

Net interest income and net interest margin as reported for the third quarter of 2018 decreased when compared to the third quarter of 2017.  The decrease was due to decreases in prepayment premiums and in fees recognized on full paydowns of select C&I loans as shown above, as well as an increase in the cost of deposits, partially offset by the effect of the increased market rates on adjustable rate assets, as well as the change in the composition of the loan portfolio from lower yielding multifamily loans (included in Commercial Mortgages in the Average Balance Sheet table) into higher yielding C&I and Equipment Finance loans (included in Commercial Loans in the Average Balance Sheet table).

Net interest income for the nine months ended September 30, 2018 increased when compared to the same nine months of 2017 due principally to a $250 million increase in interest earning assets, as well as  the effect of the increased market rates on adjustable rate assets and the remix of the loan portfolio from lower yielding multifamily loans (included in Commercial Mortgages in the Average Balance Sheet table) into higher yielding C&I and Equipment Finance loans (included in Commercial Loans in the Average Balance Sheet table), partially offset by decreases in prepayment premiums and in fees recognized on full paydowns of select C&I loans as shown above, as well as an increase in the cost of deposits.

Net interest margin as reported for the nine months ended September 30, 2018 decreased when compared to the same nine months of 2017.  The decrease was due to decreases in prepayment premiums and in fees recognized on full paydowns of select C&I loans as shown above, as well as an increase in the cost of deposits, partially offset by the effect of the increased market rates on our adjustable rate assets, as well as the remix of the loan portfolio from lower yielding multifamily loans (included in Commercial Mortgages in the Average Balance Sheet table) into higher yielding C&I and Equipment Finance loans (included in Commercial Loans in the Average Balance Sheet table).

The issuance of $35 million of subordinated debt in mid-December 2017 negatively impacted net interest income and net interest margin slightly in the 2018 quarter and nine-month periods. Also, NII and NIM for the September 2018 quarter was negatively impacted by the payoff of two higher yielding C&I loans totaling $35 million near the end of June 2018.

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	September 30,	September 30,
(In thousands)	2018	2017
Residential mortgage loans originated for portfolio	$14,412	$22,322
Residential mortgage loans originated for sale	6,717	10,596
Total residential mortgage loans	21,129	32,918

Commercial real estate loans	23,950	24,870
Multifamily properties	12,328	85,488
Commercial and industrial (C&I) loans (A) (B)	133,973	131,321
Small business administration	4,800	4,560
Wealth Lines of Credit (A)	6,100	15,200
Total commercial loans	181,151	261,439

Installment loans	1,634	1,967

Home equity lines of credit (A)	10,273	6,879

Total loans closed	$214,187	$303,203

(A)	Includes loans and lines of credit that closed in the period, but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

	For the Nine Months Ended
	September 30,	September 30,
(In thousands)	2018	2017
Residential mortgage loans originated for portfolio	$48,271	$141,986
Residential mortgage loans originated for sale	20,877	20,202
Total residential mortgage loans	69,148	162,188

Commercial real estate loans	79,115	105,017
Multifamily properties	38,071	211,437
Commercial and industrial (C&I) loans (A) (B)	390,203	417,927
Small business administration	19,810	10,160
Wealth Lines of Credit (A)	36,898	37,305
Total commercial loans	564,097	781,846

Installment loans	4,020	6,188

Home equity lines of credit (A)	17,861	19,296

Total loans closed	$655,126	$969,518

(A)	Includes loans and lines of credit that closed in the period, but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

The Company has managed its balance sheet such that multifamily and 1-4 family residential loans declined as a percentage of the overall loan portfolio and C&I loans became a larger percentage of the overall loan portfolio.

At September 30, 2018, December 31, 2017 and September 30, 2017, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance.

The following table presents such concentration levels for the following periods:

	September 30,	December 31,	September 30,
	2018	2017	2017
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	245%	286%	329%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	171	180	200

Total CRE concentration	416%	466%	529%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following tables reflect the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	September 30, 2018			September 30, 2017
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$367,955	$2,385	2.59%	$302,669	$1,564	2.07%
Tax-exempt (1) (2)	19,201	179	3.73	27,099	194	2.86
Loans (2) (3):
Residential mortgages	563,066	4,671	3.32	612,904	4,934	3.22
Commercial mortgages	1,960,801	18,488	3.77	2,120,360	19,879	3.75
Commercial	1,109,492	13,055	4.71	795,063	9,654	4.86
Installment	72,246	674	3.73	77,616	611	3.15
Home equity	58,082	682	4.70	67,251	653	3.88
Other	439	11	10.02	563	11	7.82
Total loans	3,764,126	37,581	3.99	3,673,757	35,742	3.89
Federal funds sold	101	—	0.25	101	—	0.25
Interest-earning deposits	95,014	418	1.76	103,103	276	1.07
Total interest-earning assets	4,246,397	40,563	3.82%	4,106,729	37,776	3.68%
Noninterest-earning assets:
Cash and due from banks	5,141			4,732
Allowance for loan and lease losses	(38,473)			(36,547)
Premises and equipment	28,216			29,996
Other assets	103,422			86,493
Total noninterest-earning assets	98,306			84,674
Total assets	$4,344,703			$4,191,403
LIABILITIES:
Interest-bearing deposits:
Checking	$1,148,921	$2,644	0.92%	$1,128,112	$1,487	0.53%
Money markets	1,065,338	3,261	1.22	1,084,009	1,580	0.58
Savings	118,996	17	0.06	120,893	16	0.05
Certificates of deposit - retail	538,985	2,545	1.89	502,637	1,864	1.48
Subtotal interest-bearing deposits	2,872,240	8,467	1.18	2,835,651	4,947	0.70
Interest-bearing demand - brokered	180,000	796	1.77	180,000	737	1.64
Certificates of deposit - brokered	61,192	394	2.58	87,095	481	2.21
Total interest-bearing deposits	3,113,432	9,657	1.24	3,102,746	6,165	0.79
FHLB advances and borrowings	167,153	1,038	2.48	98,114	439	1.79
Capital lease obligation	8,614	103	4.78	9,303	112	4.82
Subordinated debt	83,115	1,223	5.89	48,841	783	6.41
Total interest-bearing liabilities	3,372,314	12,021	1.43%	3,259,004	7,499	0.92%
Noninterest-bearing liabilities:
Demand deposits	495,163			538,484
Accrued expenses and other liabilities	33,943			25,807
Total noninterest-bearing liabilities	529,106			564,291
Shareholders’ equity	443,283			368,108
Total liabilities and shareholders’ equity	$4,344,703			$4,191,403
Net interest income (tax-equivalent basis)		28,542			30,277
Net interest spread			2.39%			2.76%
Net interest margin (4)			2.69%			2.95%
Tax equivalent adjustment		(400)			(285)
Net interest income		$28,142			$29,992

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate at September 30, 2018 and a 35 percent federal tax rate at September 30, 2017.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Nine Months Ended

	September 30, 2018			September 30, 2017
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$356,453	$6,382	2.39%	$295,348	$4,545	2.05%
Tax-exempt (1) (2)	21,365	558	3.48	26,453	583	2.94
Loans (2) (3):
Residential mortgages	566,600	14,110	3.32	582,785	14,145	3.24
Commercial mortgages	1,986,497	55,868	3.75	2,080,740	56,265	3.61
Commercial	1,042,609	35,938	4.60	719,354	23,301	4.32
Commercial construction	—	—	—	128	4	4.17
Installment	75,279	1,979	3.51	72,829	1,666	3.05
Home equity	61,964	2,028	4.36	67,061	1,822	3.62
Other	448	34	10.12	520	34	8.72
Total loans	3,733,397	109,957	3.93	3,523,417	97,237	3.68
Federal funds sold	101	—	0.25	101	—	0.25
Interest-earning deposits	96,402	1,170	1.62	112,221	716	0.85
Total interest-earning assets	4,207,718	118,067	3.74%	3,957,540	103,081	3.47%
Noninterest-earning assets:
Cash and due from banks	4,831			10,297
Allowance for loan and lease losses	(37,947)			(34,655)
Premises and equipment	28,722			30,139
Other assets	100,867			78,938
Total noninterest-earning assets	96,473			84,719
Total assets	$4,304,191			$4,042,259
LIABILITIES:
Interest-bearing deposits:
Checking	$1,121,748	$6,369	0.76%	$1,078,015	$3,448	0.43%
Money markets	1,033,313	7,639	0.99	1,067,942	3,718	0.46
Savings	121,176	49	0.05	120,939	49	0.05
Certificates of deposit - retail	550,101	7,024	1.70	469,867	5,084	1.44
Subtotal interest-bearing deposits	2,826,338	21,081	0.99	2,736,763	12,299	0.60
Interest-bearing demand - brokered	180,000	2,280	1.69	180,000	2,183	1.62
Certificates of deposit - brokered	65,677	1,222	2.48	91,158	1,465	2.14
Total interest-bearing deposits	3,072,015	24,583	1.07	3,007,921	15,947	0.71
FHLB advances and borrowings	158,612	2,563	2.15	78,704	1,096	1.86
Capital lease obligation	8,789	316	4.79	9,456	341	4.81
Subordinated debt	83,086	3,665	5.88	48,809	2,349	6.42
Total interest-bearing liabilities	3,322,502	31,127	1.25%	3,144,890	19,733	0.84%
Noninterest-bearing liabilities:
Demand deposits	523,620			524,805
Accrued expenses and other liabilities	30,533			22,262
Total noninterest-bearing liabilities	554,153			547,067
Shareholders’ equity	427,536			350,302
Total liabilities and shareholders’ equity	$4,304,191			$4,042,259
Net interest income (tax-equivalent basis)		86,940			83,348
Net interest spread			2.49%			2.63%
Net interest margin (4)			2.75%			2.81%
Tax equivalent adjustment		(1,162)			(793)
Net interest income		$85,778			$82,555
(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate at September 30, 2018 and a 35 percent federal tax rate at September 30, 2017.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended September 30, 2018
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$313	$493	$806
Loans	1,378	461	1,839
Interest-earning deposits	(24)	166	142
Total interest income	$1,667	$1,120	$2,787
LIABILITIES:
Interest-bearing checking	$80	$1,077	$1,157
Money market	97	1,584	1,681
Savings	—	1	1
Certificates of deposit - retail	145	536	681
Certificates of deposit - brokered	(158)	71	(87)
Interest bearing demand brokered	-	59	59
Borrowed funds	399	200	599
Capital lease obligation	(9)	—	(9)
Subordinated debt	506	(66)	440
Total interest expense	$1,060	$3,462	$4,522
Net interest income	$607	$(2,342)	$(1,735)

	For the Nine Months Ended September 30, 2018
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$934	$878	$1,812
Loans	7,271	5,449	12,720
Interest-earning deposits	(114)	568	454
Total interest income	$8,091	$6,895	$14,986
LIABILITIES:
Interest-bearing checking	$142	$2,778	$2,920
Money market	(22)	3,943	3,921
Savings	1	—	1
Certificates of deposit - retail	943	997	1,940
Certificates of deposit - brokered	(452)	209	(243)
Interest bearing demand brokered	—	97	97
Borrowed funds	1,123	344	1,467
Capital lease obligation	(25)	—	(25)
Subordinated debt	1,514	(198)	1,316
Total interest expense	$3,224	$8,170	$11,394
Net interest income	$4,867	$(1,275)	$3,592

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $40.6 million for the third quarter of 2018 compared to $37.8 million for the third quarter of 2017, reflecting an increase of $2.8 million, or 7 percent.  Average interest-earning assets totaled $4.25 billion for the third quarter of 2018, an increase of $139.7 million, or 3 percent, from the same period of 2017. The average balance of the commercial loan portfolio increased $314.4 million, or 40 percent, from the third quarter of 2017, to $1.11 billion for the third quarter of 2018. The increase in this portfolio was attributed to: the addition of seasoned bankers including an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton, New Jersey private banking offices.  This increase was partially offset by a decrease in the average balance of the commercial mortgage portfolio (which includes multifamily mortgage loans) of $159.6 million, or 8 percent, to $1.96 billion for the third quarter of 2018 when compared to the same period in 2017. The Company continued to manage its balance sheet such that lower yielding, primarily fixed rate multifamily loans declined as a percentage of the overall loan portfolio and higher yielding, primarily floating rate or short duration C&I loans became a larger percentage of the overall loan portfolio. The average balance of investment securities totaled $387.2 million for the third quarter of 2018 compared to $329.8 million for the same quarter of 2017 reflecting an increase of $57.4 million, or 17 percent.  This increase coincides with the Company’s desire to increase liquid portfolios.

For the quarters ended September 30, 2018 and 2017, the average rates earned on interest-earning assets were 3.82 percent and 3.68 percent, respectively, an increase of 14 basis points.  The increase in average rates on loans was due to an increase in market rates and a shift from lower yielding commercial mortgages into higher yielding commercial loans (C&I and equipment financings).

For the third quarter of 2018, the average balance of interest-bearing deposits was $3.11 billion, an increase of $10.7 million, or less than 1 percent, from the average balance for the same period of 2017. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) has come from: an increase in retail deposits from our branch network; focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.

Average rates paid on total interest-bearing deposits were 124 basis points and 79 basis points for the third quarters of 2018 and 2017, respectively, an increase of 45 basis points.  The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit and money market accounts and competitive pressures in attracting new deposits.

The average balance of borrowings totaled $167.2 million for the quarter ended September 30, 2018, an increase of $69.0 million when compared to the same period of 2017.  The increase was principally due to an increase in overnight borrowings and $70.0 million in FHLB advances used to fund loans, the maturity of FHLB advances and replace $143.5 million of maturing listing service deposits. The Company has chosen not to participate in listing service programs at this time, so maturing listing service deposits are not replaced with new listing service deposits.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks.  The DDM program is considered to be a source of brokered deposits for bank regulatory purposes.  However, the Company considers these reciprocal deposits to be in-market customer deposits as distinguished from traditional out-of-market brokered deposits. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $413.2 million for the quarter ended September 30, 2018 compared to $386.9 million for the quarter ended September 30, 2017.

The average balance of brokered interest-bearing demand deposits was $180.0 million for the third quarters of both 2017 and 2018.  This is the minimum level required to support the Company’s existing $180.0 million of interest rate swaps, transacted previously as part of the Company’s interest rate risk management program.

In December 2017, the Company issued $35.0 million of subordinated debt ($34.1 million net of issuance costs) bearing interest at an annual rate of 4.75 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2027 or earlier redemption.  In June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate and until maturity in June 2026 or earlier redemption.  For the third quarter of 2018, the average balance of the subordinated debt was $83.1 million compared to $48.8 million for the same period in 2017.

Interest income on earning assets, on a fully tax-equivalent basis increased by $15.0 million, or 15 percent, for the first nine months of 2018 compared to the same period in 2017.  For the nine months ended September 30, 2018, average interest-earning assets increased $250.2 million to $4.21 billion from $3.96 billion for the same period in 2017.  For the nine months ended September 30, 2018 the average balance of the commercial portfolio increased $323.3 million, or 45 percent, from the same period in 2017.  The increase in this portfolio was attributed to: the addition of seasoned bankers including an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton private banking offices.  For the nine months ended September 30, 2018 the average balance of the commercial mortgage portfolio (which includes multifamily mortgage loans) decreased $94.2 million to $1.99 billion from the same period in 2017.  The Company continued to manage its balance sheet such that lower yielding, primarily fixed rate multifamily loans declined as a percentage of the overall loan portfolio and higher yielding, primarily floating rate or short duration C&I loans became a larger percentage of the overall loan portfolio.

For the nine months ended September 30, 2018 and 2017, the average rates earned on interest-earning assets was 3.74 percent and 3.47 percent, respectively, an increase of 27 basis points.  The increase in average rates on loans was due to an increase in market rates and a shift from lower yielding commercial mortgages into higher yielding commercial loans (C&I and equipment financings).

For the nine months ended September 30, 2018, the average balance of interest-bearing deposits was $3.07 billion, increasing $64.1 million, or 2 percent, from the average balance of $3.01 billion for the same 2017 period.  The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand, but including funds from reciprocal deposits) was $89.6 million for the first nine months of 2018 when compared to the same period in 2017.  Reciprocal deposit balances are included in the Company’s interest-bearing checking balances.  The average balance of reciprocal deposits was $387.1 million for the nine months ended September 30, 2018 compared to $393.2 million for the same 2017 period.

Average rates paid on interest-bearing deposits for the nine months ended September 30, 2018 were 107 basis points compared to 71 basis points for the same period in 2017, reflecting an increase of 36 basis points.  The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit and money market accounts and competitive pressures in attracting new deposits.

The average balance of borrowings increased by $79.9 million to $158.6 million for the nine months ended September 30, 2018 when compared to the same 2017 period.  The increase was principally due to an increase in overnight borrowings and $70.0 million in FHLB advances used to fund loans, the maturity of FHLB advances and replace $143.5 million of maturing listing service deposits. The Company has chosen not to participate in listing service programs at this time, so maturing listing service deposits are not replaced with new listing service deposits.

As previously stated, in December 2017, the Company issued $35.0 million of subordinated debt ($34.1 million net of issuance costs) bearing interest at an annual rate of 4.75 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2027 or earlier redemption.  In June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate and until maturity in June 2026 or earlier redemption.  For the nine months ended September 30, 2018, the average balance of the subordinated debt was $83.1 million compared to $48.8 million from the same period in 2017.

INVESTMENT SECURITIES:  Investment securities are purchased, sold and/or maintained as a part of the Company’s overall balance sheet management and in response to interest rate risk management strategies, changes in interest rates, liquidity needs, prepayment speeds and/or other factors.  Investment securities available for sale are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes.  Realized gains and losses are recognized in income at the time the securities are sold.  Trading and equity securities are carried at fair value, with unrealized gains and losses recorded in non-interest income.

At September 30, 2018, the Company had investment securities available for sale with a fair value of $368.6 million compared with $327.6 million at December 31, 2017.  Net unrealized losses (net of income tax) of $5.8 million and $1.8 million were included in shareholders’ equity at September 30, 2018 and December 31, 2017, respectively.

The Company has one equity security (a CRA investment security) with a fair value of $4.7 million at September 30, 2018.  The Company recorded a $151 thousand unrealized loss in securities losses, net on the Consolidated Statements of Income for the nine months ended September 30, 2018.  Such security has been owned for years for CRA purposes, but under Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments”, equity securities require a quarterly mark to market through the income statement effective January 1, 2018.

The carrying value of investment securities available for sale as of September 30, 2018 and December 31, 2017 are shown below:

	September 30,	December 31,
(In thousands)	2018	2017
U.S. treasury and U.S. government-sponsored agencies	$99,258	$43,701
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	243,896	243,116
SBA pool securities	4,182	5,205
State and political subdivisions	18,173	24,868
Corporate bond	3,045	3,082
Single-issuer trust preferred security	—	2,837
CRA investment fund (1)	—	4,824
Total	$368,554	$327,633

(1)	Reclassified to equity security at January 1, 2018 in accordance with ASU 2016-01, “Financial Instruments”.

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of September 30, 2018:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-sponsored agencies	$9,974	$12,425	$76,859	$—	$99,258
	1.25%	2.30%	2.94%	—	2.69%
Mortgage-backed securities-residential (1)	$44	$3,015	$8,833	$232,004	$243,896
	3.05%	2.83%	1.89%	2.61%	2.58%
SBA pool securities	$—	$—	$—	$4,182	$4,182
	—	—	—	2.19%	2.19%
State and political subdivisions (2)	$6,047	$8,169	$1,155	$2,802	$18,173
	2.41%	2.68%	2.84%	2.68%	2.60%
Corporate bond	$—	$—	$3,045	$—	$3,045
	—	—	5.25%	—	5.25%
Total	$16,065	$23,609	$89,892	$238,988	$368,554
	1.69%	2.50%	2.91%	2.60%	2.63%

(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis using a 21 percent federal tax rate.

OTHER INCOME:  The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended September 30,		Change
(In thousands)	2018	2017	2018 vs 2017
Service charges and fees	$860	$816	$44
Bank owned life insurance	349	343	6
Gain on sale of loans (mortgage banking)	87	141	(54)
Gain on sale of loans at lower of cost or fair value	—	34	(34)
Fee income related to loan level, back-to-back swaps	854	888	(34)
Gain on sale of SBA loans	514	493	21
Other income	444	326	118
Securities losses	(325)	-	(325)
Total other income	$2,783	$3,041	$(258)

	For the Nine Months Ended September 30,		Change
(In thousands)	2018	2017	2018 vs 2017
Service charges and fees	$2,564	$2,402	$162
Bank owned life insurance	1,030	1,015	15
Gain on sale of loans (mortgage banking)	260	279	(19)
Gain on sale of loans at lower of cost or fair value	—	34	(34)
Fee income related to loan level, back-to-back swaps	2,006	2,635	(629)
Gain on sale of SBA loans	1,359	790	569
Other income	1,465	1,172	293
Securities losses	(439)	—	(439)
Total other income	$8,245	$8,327	$(82)

For the quarter ended September 30, 2018, income from the sale of newly originated residential mortgage loans was $87 thousand compared to $141 thousand for the same period in 2017.  For the nine months ended September 30, 2018 and 2017, income from the sale of newly originated residential mortgage loans was $260 thousand and $279 thousand, respectively.  Such income is a result of the volume of residential mortgage loans originated for sale in the respective periods.

The third quarter of 2018 included $854 thousand of loan level, back-to-back swap income compared to $888 thousand in the same quarter of 2017.  The nine months ended September 30, 2018 included $2.0 million of loan level, back-to-back swap income compared to $2.6 million for the same period of 2017.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income.

The third quarter of 2018 included $514 thousand of income related to the Company’s SBA lending and sale program compared to $493 thousand for the same quarter in 2017. The nine months ended September 30, 2018 included $1.4 million of income related to the Company’s SBA lending and sale program compared to $790 thousand for the same period in 2017.

Income from the back-to-back swap and SBA programs are dependent on volume, and thus are not linear from quarter to quarter, as some quarters will be higher than others.

The Company recorded a $37 thousand and $151 thousand mark to market loss on its equity security investment in the three and nine months ended September 30, 2018, respectively, as a result of the adoption of Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments” on January 1, 2018.  In addition, the Company recorded a loss of $288 thousand in the third quarter of 2018 related to a restructure of the investment portfolio, which will benefit future earnings.  The Company replaced $20 million of lower yielding securities with higher yielding securities, without extending duration. The loss on sale is expected to be fully offset by increased earnings in less than 12 months.

Other income was $444 thousand for the quarter ended September 30, 2018 compared to $326 thousand for the same quarter in 2017.  The nine months ended September 30, 2018 included $1.5 million in other income compared to $1.2 million for the same period of 2017.  The increase in other income was primarily due to increased fees associated with loans, as well as SBA loan servicing income, throughout the three and nine months ended September 30, 2018.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended September 30,		Change
(In thousands)	2018	2017	2018 vs 2017
Compensation and employee benefits	$16,025	$13,996	$2,029
Premises and equipment	3,399	2,945	454
FDIC assessment	593	583	10
Other Operating Expenses:
Professional and legal fees	1,195	1,452	(257)
Telephone	275	247	28
Advertising	248	347	(99)
Provision for ORE	28	—	28
Amortization of intangible assets	180	31	149
Other	2,341	2,360	(19)
Total operating expenses	$24,284	$21,961	$2,323

	For the Nine Months Ended September 30,		Change
(In thousands)	2018	2017	2018 vs 2017
Compensation and employee benefits	$46,430	$38,660	$7,770
Premises and equipment	10,075	8,794	1,281
FDIC assessment	1,798	1,871	(73)
Other Operating Expenses:
Professional and legal fees	3,487	3,100	387
Telephone	830	747	83
Advertising	973	865	108
Provision for ORE	232	—	232
Amortization of intangible assets	540	93	447
Other	8,197	7,230	967
Total operating expenses	$72,562	$61,360	$11,202

Increased operating expenses in the three and nine month periods ending September 30, 2018 are principally attributable to: up-front investment banker and other professional fees, as well as ongoing operating expenses including amortization of intangibles, related to the Murphy Capital, Quadrant Capital, and Lassus Wherley wealth acquisitions which closed August 1, 2017, November 1, 2017, and September 1, 2018, respectively; operating expenses associated with the addition of the Equipment Finance team in April 2017; hiring in line with the Company’s strategic plan, as well as normal salary increases; and $319 thousand of severance expense recorded in the three months ended September 30, 2018, associated with the elimination of select positions.

PRIVATE WEALTH MANAGEMENT DIVISION:  This division includes: asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. Officers from the Private Wealth Management Division are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, at private banking locations in Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware, in Greenville, Delaware, MCM, in Gladstone, New Jersey, Quadrant in Fairfield, New Jersey and Lassus Wherley in New Providence, New Jersey.

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the quarters and the nine months ended September 30, 2018 and 2017.

	At or For
	Three Months Ended September 30,		Change
(In thousands)	2018	2017	2018 vs 2017
Total fee income	$8,200	$5,790	$2,410

Compensation and benefits (included in Operating Expenses above)	4,768	3,004	1,764

Other operating expense (included in Operating Expenses above)	2,497	2,179	318

	At or For
	Nine Months Ended September 30,		Change
(In thousands)	2018	2017	2018 vs 2017
Total fee income	$24,693	$15,694	$8,999

Compensation and benefits (included in Operating Expenses above)	12,910	7,868	5,042

Other operating expense (included in Operating Expenses above)	7,686	6,250	1,436

Assets under management and/or administration (market value in billions)	$6.4 billion	$4.8 billion

The market value of the assets under management and/or administration (“AUM/AUA”) of the Private Wealth Management Division was $6.4 billion at September 30, 2018, reflecting an increase of 33 percent from $4.8 billion at September 30, 2017.   The increase in AUM/AUA was due to acquisitions of three registered investment advisory firms (“RIA”) and organic growth. Effective August 1, 2017, the Bank acquired MCM, an RIA, based in Gladstone, NJ.  MCM contributed approximately $850 million of AUM/AUA at the time of acquisition. Effective November 1, 2017, the Bank acquired Quadrant, an RIA, based in Fairfield, NJ, which contributed approximately $450 million of AUM/AUA at the time of acquisition. Effective September 1, 2018, the Bank acquired Lassus Wherley, an RIA, based in New Providence, NJ, which contributed approximately $550 million of AUM/AUA at the time of acquisition.  Organic growth, which includes equity market appreciation, contributed an additional $600 million in AUM/AUA.

In the September 2018 quarter, the Private Wealth Management Division generated $8.2 million in fee income compared to $5.8 million for the September 2017 quarter, reflecting a 42 percent increase. For the nine months ended September 30, 2018, the Private Wealth Management Division generated $24.7 million in fee income compared to $15.7 million for the same period in

2017, reflecting a 57 percent increase.  The growth in fee income was due to the acquisitions noted above, as well as continued new business, partially offset by normal levels of disbursements and outflows.

The Company continues to incorporate wealth management into conversations it has with the Company’s clients across all business lines.  The Company has expanded its wealth management team and intends to continue to grow organically and through acquisition.

Operating expenses relative to the Private Wealth Management Division reflected increases due to the MCM, Quadrant and Lassus Wherley acquisitions, overall growth in the business, new hires and select third party expenditures. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.  Generally, revenue and profitability related to the new personnel will lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division; however, Management believes that the Bank generates adequate liquidity to support the expenses of the Private Wealth Management Division should it be necessary.

NONPERFORMING ASSETS:  OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated (dollars in thousands):

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
	2018	2018	2018	2017	2017
Loans past due over 90 days and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	10,722	12,025	13,314	13,530	15,367
Other real estate owned	96	1,608	2,090	2,090	137
Total nonperforming assets	$10,818	$13,633	$15,404	$15,620	$15,504

Performing TDRs	$19,334	$18,665	$7,888	$9,514	$9,658

Loans past due 30 through 89 days and still accruing	$2,528	$3,539	$674	$246	$589

Classified loans	$51,783	$52,515	$55,945	$41,706	$44,170

Impaired loans	$31,345	$30,711	$21,223	$23,065	$25,046

Nonperforming loans as a % of total loans (1)	0.28%	0.32%	0.36%	0.37%	0.42%
Nonperforming assets as a % of total assets (1)	0.24%	0.32%	0.36%	0.37%	0.37%
Nonperforming assets as a % of total loans plus other real estate owned (1)	0.28%	0.37%	0.41%	0.42%	0.42%

(1)	Nonperforming loans/assets do not include performing TDRs.

PROVISION FOR LOAN AND LEASE LOSSES:  The provision for loan and lease losses was $500 thousand and $400 thousand for the third quarters of 2018 and 2017, respectively.  For the nine months ended September 30, 2018 and 2017, the provision for loan losses was $2.1 million and $4.2 million, respectively.  The reduced provision for loan and lease losses was partially due to low charge-off levels and lower loan growth during the first nine months of 2018.  The amount of the loan loss provision and the level of the allowance for loan and lease losses are based upon several factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers, as well as prevailing economic conditions. Commercial credits generally carry a higher risk profile compared to some of the other credits, which is reflected in Management’s determination of the proper level of the allowance for loan and lease losses.

The allowance for loan and lease losses was $37.3 million as of September 30, 2018, compared to $36.4 million at December 31, 2017. As a percentage of loans, the allowance for loan and lease losses was 0.98 percent for both September 30, 2018, and December 31, 2017. The specific reserves on impaired loans were $743 thousand at September 30, 2018 compared to $522 thousand as of December 31, 2017. Total impaired loans were $31.3 million and $23.1 million as of September 30, 2018 and

December 31, 2017, respectively. The general component of the allowance increased from $35.9 million at December 31, 2017 to $36.6 million at September 30, 2018.

A summary of the allowance for loan and lease losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(In thousands)	2018	2018	2018	2017	2017
Allowance for loan and lease losses:
Beginning of period	$38,066	$37,696	$36,440	$35,915	$35,751
Provision for loan and lease losses	500	300	1,250	1,650	400
Charge-offs/(recoveries), net	(1,273)	70	6	(1,125)	(236)
End of period	$37,293	$38,066	$37,696	$36,440	$35,915

Allowance for loan and lease losses as a % of total loans	0.981%	1.021%	1.016%	0.983%	0.979%

General allowance for loan and lease losses as a % of total loans	0.961%	0.978%	1.006%	0.969%	0.956%

Allowance for loan and lease losses as a % of non-performing loans	347.82%	316.56%	283.13%	269.33%	233.72%

INCOME TAXES:  For the third quarters of 2018 and 2017, income tax expense as a percentage of pre-tax income was 25.2 percent and 38.0 percent, respectively.  For the nine months ended September 30, 2018 and 2017, income tax expense as a percentage of pre-tax income was 24.2 percent and 36.3 percent, respectively.  The decrease in the effective tax rate was a result of the Tax Cuts and Jobs Act, which reduced the Federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018.

The Company’s effective rate for the nine months ended September 30, 2018 and 2017 was positively affected by the adoption of ASU 2016-09. The nine months ended September 30, 2018 included a $458 thousand reduction in income taxes, as compared to a $662 thousand reduction in income taxes for the same period in 2017.

On July 1, 2018, the 2019 New Jersey Budget (“Budget”) was passed which established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million.  The surtax is effective as of January 1, 2018 and will continue through 2019. The surtax will adjust to 1.5 percent for 2020 and 2021. In addition, effective for taxable years beginning on or after January 1, 2019, banks will be required to file combined reports of taxable income including their parent holding company, their real estate investment trust (“REIT”) subsidiary and all other subsidiaries including those that qualify as New Jersey Investment Companies, and Delaware Investment Holding Companies. The Bank made an adjustment to income tax expense and deferred tax assets/liabilities in the third quarter of 2018 to reflect the new state tax rate, which is effective January 1, 2018.  The Company’s effective tax rate did increase as a result of the New Jersey surtax.  The Company believes its effective tax rate could increase by one to three percent in 2019 depending on how certain aspects of the new combined reporting rules are applied.

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

Capital for the nine months ended September 30, 2018 was benefitted by net income of $33.4 million and by $14.9 million of voluntary share purchases of authorized but unissued shares by our shareholders under the Dividend Reinvestment Plan (“DRP”).  Voluntary share purchases in the DRP can be filled from the Company’s authorized but unissued shares (which benefits capital) and/or in the open market, at the discretion of the Company.  During the nine months ended September 30, 2018, 467 thousand of the shares purchased were from authorized but unissued shares, while 515 thousand shares were purchased in the open market.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2018 and December 31, 2017, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8 percent and not more than 10 percent.  A financial institution can elect to be subject to this new definition.  The Bank’s leverage ratio is 11.34 percent at September 30, 2018.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Total capital (to risk-weighted assets)	$526,601	14.69%	$358,470	10.00%	$286,776	8.00%	$353,989	9.88%

Tier I capital (to risk-weighted assets)	489,308	13.65	286,776	8.00	215,082	6.00	282,295	7.88

Common equity tier I (to risk-weighted assets)	489,306	13.65	233,006	6.50	161,312	4.50	228,525	6.38

Tier I capital (to average assets)	489,308	11.34	215,670	5.00	172,536	4.00	172,536	4.00

As of December 31, 2017:
Total capital (to risk-weighted assets)	$485,252	14.34%	$338,327	10.00%	$270,662	8.00%	$312,953	9.25%

Tier I capital (to risk-weighted assets)	448,812	13.27	270,662	8.00	202,996	6.00	245,287	7.25

Common equity tier I (to risk-weighted assets)	448,810	13.27	219,913	6.50	152,247	4.50	194,538	5.75

Tier I capital (to average assets)	448,812	10.61	211,523	5.00	169,219	4.00	169,219	4.00

(A)	See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Total capital (to risk-weighted assets)	$543,555	15.15%	N/A	N/A	$287,054	8.00%	$354,332	9.88%

Tier I capital (to risk-weighted assets)	423,124	11.79	N/A	N/A	215,290	6.00	282,568	7.88

Common equity tier I (to risk-weighted assets)	423,122	11.79	N/A	N/A	161,468	4.50	228,746	6.38

Tier I capital (to average assets)	423,124	9.80	N/A	N/A	172,669	4.00	172,669	4.00

As of December 31, 2017:
Total capital (to risk-weighted assets)	$502,334	14.84%	N/A	N/A	$270,866	8.00%	$313,189	9.25%

Tier I capital (to risk-weighted assets)	382,870	11.31	N/A	N/A	203,149	6.00	245,472	7.25

Common equity tier I (to risk-weighted assets)	382,868	11.31	N/A	N/A	152,362	4.50	194,685	5.75

Tier I capital (to average assets)	382,870	9.04	N/A	N/A	169,318	4.00	169,318	4.00

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

The Company’s regulatory total risk based capital ratio beginning June 30, 2016 was benefitted by the $48.7 million (net) subordinated debt issuance that closed in June 2016. At that time, the Company down-streamed approximately $40.0 million of proceeds to the Bank as capital, benefitting all the Bank’s regulatory capital ratios.

In addition, on December 12, 2017, the Company issued $35.0 million in aggregate principal amount of Fixed-to-Floating Subordinated Notes due December 15, 2027.  The Company down-streamed approximately $29.1 million of those proceeds to the Bank as capital.

The DRP of Peapack-Gladstone Financial Corporation allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock, at a 3 percent discount to market. Voluntary share purchases in the DRP can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  During the September 2018 quarter, 75 thousand of the shares purchased for the DRP were from authorized but unissued shares, while 247 thousand shares were purchased in the open market.  The Company estimates that voluntary share purchases from authorized but unissued shares will be between 50 thousand and 100 thousand shares during the fourth quarter of 2018.

On October 25, 2018, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 23, 2018 to shareholders of record on November 8, 2018.

Management believes the Company’s capital position and capital ratios are adequate. Further, Management believes the Company has sufficient capital to support its planned balance sheet growth for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including funding of loans, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Company’s liquidity risk management is intended to ensure the Company has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, temporary investments, securities available for sale, customer deposit inflows, loan and securities repayments and secured borrowings.  Other liquidity sources include loan sales and loan participations, which the Company may employ in the event loan volume exceeds deposit growth and/or to restructure the balance sheet to benefit liquidity, interest rate risk position, and/or margin.

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $123.0 million at September 30, 2018. In addition, the Company had $368.6 million in securities designated as available for sale at September 30, 2018. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $327.5 million as of September 30, 2018 were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is secured borrowing capacity. At September 30, 2018, unused borrowing commitments totaled $1.3 billion from the FHLB and $903.7 million from the Federal Reserve Bank of New York.

During the third quarter of 2018, the Company experienced net deposit growth of $136.4 million. The increase in customer deposits primarily funded increases of $76.0 million in loans and $21.8 million in investment securities during the third quarter of 2018.

Brokered interest-bearing demand (“overnight”) deposits were $180.0 million at September 30, 2018. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of September 30, 2018, the Company has transacted pay fixed, receive floating interest rate swaps totaling $230.0 million in notional amount.

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

The interest rate swap program is administered by the ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $230.0 million as of September 30, 2018, $50.0 million of which was added during the quarter ended June 30, 2018.

In addition, during the second quarter of 2015, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of September 30, 2018, $425.2 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, the ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain loan prepayment, deposit beta and decay, and interest rate assumptions, which management believes to be reasonable as of September 30, 2018. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of September 30, 2018.

In an immediate and sustained 200 basis point increase in market rates at September 30, 2018, net interest income for year 1 would decrease approximately 0.5 percent, when compared to a flat interest rate scenario.  In year 2 net interest income increases 2.6 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at September 30, 2018, net interest income would decline approximately 3.9 percent for year 1 and 6.2 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at September 30, 2018.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$614,671	$(1,021)	(0.17)%	14.59%	55
+100	616,708	1,016	0.16	14.35	31
Flat interest rates	615,692	—	—	14.04	—
-100	600,049	(15,643)	(2.54)	13.45	(59)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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
The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures of our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, control may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

In the normal course of its business, lawsuits and claims may be brought against the Company and its subsidiaries.  There is no currently pending or threatened litigation or proceedings against the Company or its subsidiaries, which if adversely decided, we believe would have a material adverse effect on the Company.

ITEM 1A.  Risk Factors

There were no material changes in the Corporation’s risk factors during the nine months ended September 30, 2018 from the risk factors disclosed in Part I, Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2018, the Company acquired Lassus Wherley, a registered investment adviser (“RIA”) in New Providence, New Jersey.  The Company acquired all of the outstanding stock of Lassus Wherley, which had approximately $550 million of assets under management at closing. The terms of the acquisition included cash and stock due on closing, and contingent post-closing payments of common stock based upon Lassus Wherley’s post-acquisition performance. The contingent payments, to the extent earned, are payable on or about October 15 of 2019, 2020, 2021 and 2022. On September 1, 2018, the Company issued 103,489 shares of Company common stock to Lassus Wherley stockholders pursuant to the agreement.  These shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act.

On November 1, 2017, the Company acquired Quadrant Capital Management (“Quadrant”), an RIA in Fairfield, New Jersey. The Company acquired the outstanding equity interests of Quadrant, which had approximately $450 million of assets under management at closing. The terms of the purchase included 43,834 shares of Company common stock paid and issued at closing.  These shares were issued without registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act.  The acquisition agreement also includes post-closing payments of Company common stock and RSU’s contingent upon Quadrant’s post-acquisition performance.  On November 1, 2018, the Company issued 15,584 shares of Company common stock to Quadrant stockholders pursuant to the agreement.  These shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 6, 2018	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: November 6, 2018	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

DATE: November 6, 2018	By:	/s/ Francesco S. Rossi
Francesco S. Rossi, Chief Accounting Officer
(Principal Accounting Officer)