Form 10-K
period 2018-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2019-03-14
CIK 1050743

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the shares held by unaffiliated stockholders was approximately $632 million on June 30, 2018.

As of March 1, 2019, 19,349,230 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) are incorporated by reference into Part III.  The Company expects to file the 2019 Proxy Statement within 120 days of December 31, 2018.

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2018

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

Our wealth management clients include individuals, families, foundations, endowments, trusts and estates. Our commercial loan clients include business owners, professionals, retailers, contractors and real estate investors. Most forms of commercial lending are offered, including working capital lines of credit, term loans for fixed asset acquisitions, commercial mortgages, multifamily mortgages and other forms of asset-based financing.

In addition to commercial lending activities, we offer a wide range of consumer banking services, including checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts. We also offer residential mortgages, home equity lines of credit and other second mortgage loans. Automated teller machines are available at 24 locations. Internet banking, including an online bill payment option and mobile phone banking, is available to clients.

Available Information

Peapack-Gladstone Financial Corporation is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (the “SEC”).  These reports and any amendments to these reports are available for free on the SEC’s website, www.sec.gov, and on our website, www.pgbank.com, as soon as reasonably practical after they have been filed with or furnished to the SEC.  Information on our website should not be considered a part of this Annual Report on Form 10-K.

Employees

As of December 31, 2018, the Company employed 409 full-time equivalent persons.  Management considers relations with employees to be satisfactory.

Peapack-Gladstone Bank’s Private Wealth Management Division

The Bank’s Private Wealth Management Division is a New Jersey-chartered trust and investment businesses with $5.8 billion of assets under management and/or administration as of December 31, 2018. It is headquartered in Bedminster, with additional private banking locations in Morristown, Princeton and Teaneck, New Jersey, as well as at the Bank’s subsidiaries, PGB Trust & Investments of Delaware, in Greenville, Delaware, Murphy Capital Management (“MCM”), in Gladstone, New Jersey, Quadrant Capital Management (“Quadrant”), in Fairfield, New Jersey and Lassus Wherley and Associates (“Lassus Wherley”) in New Providence, New Jersey and Bonita Springs, Florida. The Bank’s Private Wealth Management Division is known for its integrity, client service and broad range of fiduciary, investment management and tax services, designed specifically to meet the needs of high net-worth individuals, families, foundations and endowments.

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

Our Markets

Our current market is defined as the NY-NJ-PA metropolitan statistical area. Our primary market areas are located in New Jersey and areas of New York. New Jersey had a total population exceeding 8.9 million and a median household income of $76,475 as of 2013-2017, compared to the U.S. median household income of $57,652 as of 2013-2017, according to estimates from the United States Census Bureau. Somerset County, where we are headquartered, is among one of the wealthiest in New Jersey, with a 2013-2017 median household income of $106,046 according to estimates from the United States Census Bureau. We believe that these markets have economic and competitive dynamics that are consistent with our objectives and favorable to executing our growth strategy.

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

Our Business Strategy

We implemented our Strategic Plan – Expanding Our Reach – in early 2013.  At that time, we recognized three industry headwinds, the Plan would help address.

•	that the low interest rate and tight spread environment would likely continue;
•	that costs associated with compliance and risk management would increase significantly; and
•	that our clients would continue to shift from traditional branches in favor of electronic delivery channels.

The key elements of our business strategy include:

•	a robust wealth management business that provides a diversified and relatively predictable and stable source of revenue over time, with growth organically and through strategic acquisitions;
•

a focus on commercial banking with private bankers focused on providing high touch client service through an advice based approach encompassing corporate and industrial (C&I) lending (including equipment finance lending and leasing), wealth management, depository services, electronic banking, SBA and other commercial real estate lending, and corporate advisory services;

•	a highly efficient branch network and deposit gathering processes;
•	robust risk management processes, including, but not limited to, active loan portfolio, capital, liquidity, and interest rate risk stress testing;
•	a focus on the community and community service and involvement.

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

Bank Regulation

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and examination of the New Jersey Department of Banking and Insurance (“NJDOBI”).  As a Federal Reserve-member bank, the Bank is also subject to the regulation, supervision and examination of the Federal Reserve Board (“FRB”) as its primary federal regulator. The regulations of the FRB and the NJDOBI impact virtually all of our activities, including the minimum level of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions and various other matters.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Report and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (the “CFPB”) with extensive powers to supervise and enforce consumer protection laws.  The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, such as the Bank, continue to be examined by their applicable federal bank regulators.  The Dodd-Frank Act required the CFPB to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan.  The final “Ability to Repay” rules, which were effective beginning January 2014, established a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky.

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

The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the “Relief Act”) modified certain aspects of the Dodd-Frank Act to relieve regulatory burden.  In particular, the legislation exempted banks with less than $10 billion of assets from the ability to repay requirements for certain qualified residential mortgage loans held in portfolio.

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

As fully phased in on January 1, 2019, the capital requirements also require the Company and the Bank to maintain a 2.5% “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) total capital to risk-weighted assets of at least 10.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

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

The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2018 under the “prompt corrective action” regulations in effect as of such date.

The Regulatory Relief Act required that the federal banking agencies, including the FRB, to establish a “community bank leverage ratio” of between 8-10% of average total consolidated assets for qualifying institutions with less than $10 billion of assets.  Institutions with tangible equity (subject to certain adjustments) meeting the specified level and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and be considered to be “well-capitalized.”  The agencies have issued a proposed rule that would set the “community bank leverage ratio” at 9%.

Insurance Funds Legislation

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund's reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion in total assets to a range of 1.5 basis points to 30 basis points.  In conjunction with the reserve ratio achieving 1.35%, the FDIC announced that institutions with less than $10 billion of assets would be receiving certain assessment credits for the portion of assessments paid to help the ratio raise from 1.15% to 1.35%.  Such credits will commence when the ratio reaches 1.38%.

Restrictions on the Payment of Dividends

The holders of the Company’s common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Company out of funds legally available. The only statutory limitation is that such dividends may not be paid when the Company is insolvent. Since the principal source of income for the Company will be dividends on Bank common stock paid to the Company by the Bank, the Company’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Company. As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the “Banking Act”). Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50% of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC’s opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by the Bank to the Company constitutes an unsafe or unsound practice. The Company is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base and serve as a source of strength to its subsidiary bank. The FRB by supervisory letters has advised holding corporations that it is has supervisory concerns when the level of dividends is too high and would seek to prevent dividends if the dividends paid by the holding company exceeded its earnings. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company’s capital below these minimum amounts.  In addition, the FRB staff has recently begun interpreting its regulatory capital regulations to require holding companies to receive FRB approval prior to any repurchases or redemptions of its common shares.

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

Our ability to implement our expansion strategy will depend upon a variety of factors, including our ability to attract and retain experienced personnel, the continued availability of desirable business opportunities and locations, the competitive responses from other financial institutions in the new market areas and our ability to manage growth. In order to implement our expansion strategy, we plan to hire new personnel in our existing and target markets. However, we may be unable to hire qualified personnel. In addition, the organizational and overhead costs may be greater than we anticipated. Moreover, we may not be able to obtain the regulatory approvals necessary. New business expansion efforts may take longer than expected to reach profitability, and we cannot assure that they will become profitable. The additional costs of adding new personnel may adversely impact our financial results.

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

We may need to raise additional capital in the future, which may not be available when needed.

The Company is required by federal regulatory authorities to maintain adequate levels of capital to support its operations. The Company may at some point need to raise additional capital to support continued growth. The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on its financial performance. Accordingly, the Company cannot be assured of its ability to raise additional capital if needed or on terms acceptable to the Company. If the Company cannot raise additional capital when needed, the ability to further expand its operations could be materially impaired.  Further, if we raise capital through the issuance of additional shares of our common stock, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock.  New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.

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

The Dodd-Frank Act also imposed more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital.  These restrictions may limit our future capital strategies.  The Dodd-Frank Act also increased regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

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

If our allowance for loan losses are not sufficient to cover actual loan losses, our earnings would decrease.

We maintain an allowance for loan losses based on, among other things, the level of non-performing loans, loan growth and composition, national and regional economic conditions, historical loss experience, delinquency trends among loan types and various quantitative and qualitative factors. However, we cannot predict loan losses with certainty and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan losses could reduce our earnings.

Changes in interest rates may adversely affect our earnings and financial condition.

Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, governmental policy, domestic and international events and changes in the United States and other financial markets.

We may be adversely affected by recent changes in U.S. tax laws.

The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have negative effects on our financial performance. The new legislation has enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single-family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for home equity loans, (3) a limitation on the deductibility of business interest expense and (4) a limitation on the deductibility of property taxes and state and local income taxes.

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

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates.  At December 31, 2018, brokered deposits represented approximately 6.1 percent of our total deposits and equaled $236.1 million, comprised of the following:  interest-bearing demand-brokered of $180.0 million, and brokered certificates of deposits of $56.1 million.  There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on Federal Home Loan Bank borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth.

Our commercial real estate loan and commercial C&I portfolios expose us to risks that may be greater than the risks related to our other mortgage loans.

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

C&I loans are typically based on the borrowers’ ability to repay the loans from the cash flows of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business. In addition, many commercial business loans have a variable rate which is indexed off of a floating rate such as Prime or LIBOR. If interest rates rise, the borrower's debt service requirement may increase, negatively impacting the borrower's ability to service their debt.

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

A final capital rule that became effective for financial institutions on January 1, 2015, included minimum risk-based capital and leverage ratios, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The final rule also established a “capital conservation buffer” of 2.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at January 1, 2019. A financial institution, such as the Bank, is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial or credit markets or negative views and expectations about the prospects for the financial services industry as a whole.  Our ability to borrow from alternative sources, such as brokered deposits, could also be impaired should the Bank’s regulatory capital falls below well capitalized.

Cyber-attacks and information security breaches could compromise our information or result in the data of our customers being improperly divulged, which could expose us to liability and losses.

Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Although we have not experienced, to date, any material losses relating to such cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Additionally, our risk exposure to security matters may remain elevated or increase in the future due to, among other things, the increasing size and prominence of the Company in the financial services industry, our expansion of Internet and mobile banking tools and products based on customer needs.

Our information technology systems and the systems of third parties upon which we rely may experience a failure, interruption or breach in security that could negatively affect our operations and reputation.

We rely heavily on information technology systems to conduct our business, including the systems of third-party service providers.  Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management and general ledger, deposit, loan, and other systems.  While we have policies and procedures designed to prevent or limit the impact of any failure, interruption, or breach in our security systems (including privacy and cyber-attacks), there can be no assurance that such events will not occur or if they do occur, that they will be adequately addressed.  Information security and cyber-security risks have increased significantly in recent years because of new technologies, the use of the Internet and other electronic delivery channels (including mobile devices) to conduct financial transactions.  Accordingly, we may be required to expend additional resources to continue to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures.  The occurrence of any system failures, interruptions, or breaches in security could expose us to reputation risk, civil litigation, regulatory scrutiny and possible financial liability that could have a material adverse effect on our financial condition and results of operations.

Our ability to pay dividends to our common shareholders is limited by law.

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

We may lose lower-cost funding sources.

Checking, savings, and money market deposit account balances and other forms of client deposits can decrease when clients perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds and have to replace them with higher cost funds, increasing our funding costs and reducing our net interest income and net income.  The Bank does have certain deposits with high dollar balances which are subject to volatility.  Customers with large average deposits may move these deposits for operational needs, investment opportunities or other reasons which could require the Bank to pay higher interest rates to retain these deposits or use higher rate borrowings as an alternative funding source.

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

From time to time the Financial Accounting Standards Board (FASB) and the SEC change the financial accounting and reporting standards that govern the form and content of our external financial statements. In addition, accounting standard setters and those who interpret the accounting standards (such as the FASB, SEC, banking regulators and our independent auditors) may change or even reverse their previous interpretations or positions on how these standards should be applied. Changes in financial accounting and reporting standards and changes in current interpretations may be beyond our control, can be hard to predict and could materially impact how we report our financial results and condition. In certain cases, we could be required to apply a new or revised standard retroactively or apply an existing standard differently (also retroactively) which may result in our revising prior period financial statements in material amounts.

The FASB has recently issued an accounting standard update that will result in a significant change in how the Company recognizes credit losses and may have a material impact on the Company’s financial condition or results of operations.

In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, the Company will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles ("GAAP"), which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how the Company determines the allowance for loan losses and could require the Company to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase the level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

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

A Federal government shutdown would result in reduced loan originations and related gains on sale of Small Business Administration Loans.

In late 2015, we began providing loans that are partially guaranteed by the Small Business Administration (“SBA”) to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate.  We generally sell the guaranteed portion of the SBA loans in the secondary market, while retaining the non-guaranteed portion in the loan portfolio.  During 2018, the gain on the sale of such loans amounted to $1.6 million.  During a federal government shutdown, we are not able to close or sell these types of loans, thereby negatively affecting our non-interest income.

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

Revenues and profitability from our wealth management business may be adversely affected by any reduction in assets under management, which could reduce fees earned.

The wealth management business derives the majority of its revenue from non-interest income, which consists of trust, investment advisory and other servicing fees. Substantial revenues are generated from investment management contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management and supervision may decline for various reasons including declines in the market value of the assets in the funds and accounts managed or supervised, which could be caused by price declines in the securities markets generally or by price declines in specific market segments. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities. If the assets under management we supervise decline and there is a related decrease in fees, it will negatively affect our results of operations.

We may not be able to attract and retain wealth management clients.

Due to strong competition, our wealth management business may not be able to attract and retain clients. Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have.  Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

The wealth management industry is subject to extensive regulation, supervision and examination by regulators, and any enforcement action or adverse changes in the laws or regulations governing our business could decrease our revenues and profitability.

The wealth management business is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.  In the event of non-compliance with regulation, governmental regulators, including the SEC, and FINRA, may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. We may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company owns nine branches and leases 11 branches. The Company leases an administrative and operations office building in Bedminster, New Jersey, private banking offices in Princeton, Morristown and Teaneck, New Jersey and wealth offices in Greenville, Delaware, Gladstone, Fairfield and New Providence, New Jersey and Bonita Springs, Florida.

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

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “PGC”. On March 1, 2019, there were approximately 908 registered shareholders of record.

Stock Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2013 in (a) the Company’s common stock; (b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks).  The graph is calculated assuming that all dividends are reinvested during the relevant periods.  The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	Period Ended
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Peapack-Gladstone Financial Corporation	100.00	98.20	110.13	166.59	190.10	137.54
Russell 3000 Index	100.00	112.56	113.10	127.50	154.44	146.34
KBW NASDAQ Bank Index	100.00	109.37	109.91	141.24	167.50	137.83

Stock Repurchases

The following table sets forth information for the last quarter of the fiscal year ended December 31, 2018 with respect to common shares withheld to satisfy withholding obligations (or repurchases of outstanding common shares):

	Total Number of Shares Withheld/Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans Or Programs (In Thousands)
October 1, 2018 -
October 31, 2018	—	$—	—	$—
November 1, 2018 -
November 30, 3018	—	—	—	—
December 1, 2018 -
December 31, 2018	4,279	26.83	—	—
Total	4,279	$26.83	—	$—

(1)	Solely represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.

Sales of Unregistered Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the Company and its subsidiaries for the years indicated.  This information is derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Summary earnings:
Interest income	$159,686	$138,727	$117,048	$99,142	$75,575
Interest expense	44,523	27,586	20,613	14,690	7,681
Net interest income	115,163	111,141	96,435	84,452	67,894
Provision for loan losses	3,550	5,850	7,500	7,100	4,875
Net interest income after provision for loan losses	111,613	105,291	88,935	77,352	63,019
Wealth management income	33,245	23,183	18,240	17,039	15,242
Other income, exclusive of securities (losses)/gains, net	11,341	11,444	10,559	6,148	5,305
Securities (losses)/gains, net	(393)	—	119	527	260
Total expenses	98,086	85,611	75,112	68,926	59,540
Income before income tax expense	57,720	54,307	42,741	32,140	24,286
Income tax expense	13,550	17,810	16,264	12,168	9,396
Net income available to common shareholders	$44,170	$36,497	$26,477	$19,972	$14,890

Per share data:
Earnings per share-basic	$2.33	$2.07	$1.62	$1.31	$1.23
Earnings per share-diluted	2.31	2.03	1.60	1.29	1.22
Cash dividends declared	0.20	0.20	0.20	0.20	0.20
Book value end-of-period	24.25	21.68	18.79	17.61	16.36

Basic weighted average shares outstanding	18,965,305	17,659,625	16,318,868	15,187,637	12,065,615
Common stock equivalents (dilutive)	183,340	284,060	196,130	247,359	106,492
Fully diluted weighted average shares outstanding	19,148,645	17,943,685	16,514,998	15,434,996	12,172,107

	Years Ended December 31,
	2018	2017	2016	2015	2014
Balance sheet data (at period end):
Total assets	$4,617,858	$4,260,547	$3,878,633	$3,364,659	$2,702,397
Securities available to sale	377,936	327,633	305,388	195,630	332,652
Equity security	4,719	—	—	—	—
FHLB and FRB stock, at cost	18,533	13,378	13,813	13,984	11,593
Total loans	3,927,931	3,704,440	3,312,144	2,913,242	2,250,267
Allowance for loan losses	38,504	36,440	32,208	25,856	19,480
Total deposits	3,895,340	3,698,354	3,411,837	2,935,470	2,298,693
Total shareholders’ equity	469,013	403,678	324,210	275,676	242,267
Cash dividends:
Common	3,712	3,548	3,296	3,100	2,414
Assets under management and/or administration at Wealth Management Division (market value)	5.8 billion	5.5 billion	3.7 billion	3.3 billion	3.0 billion

Selected performance ratios:
Return on average total assets	1.02%	0.89%	0.72%	0.64%	0.63%
Return on average common shareholders’ equity	10.13	10.12	8.92	7.71	7.96
Dividend payout ratio	8.40	9.72	12.45	15.52	16.21
Average equity to average assets ratio	10.02	8.80	8.12	8.30	7.94

Net interest margin	2.75	2.80	2.74	2.80	3.01
Non-interest expenses to average assets	2.25	2.09	2.06	2.21	2.53
Non-interest income to average assets	1.02	0.85	0.79	0.76	0.88

Asset quality ratios (at period end):
Nonperforming loans to total loans	0.65%	0.37%	0.34%	0.23%	0.30%
Nonperforming assets to total assets	0.56	0.37	0.30	0.22	0.30
Allowance for loan losses to nonperforming loans	149.73	269.33	285.94	383.22	284.38
Allowance for loan losses to total loans	0.98	0.98	0.97	0.89	0.87
Net charge-offs to average loans plus other real estate owned	0.04	0.05	0.04	0.03	0.04

Liquidity and capital ratios:
Average loans to average deposits	103.53%	99.63%	100.97%	98.30%	92.55%
Total shareholders’ equity to total assets	10.16	9.47	8.36	8.19	8.96

Company Capital Ratios:
Total capital to risk-weighted assets	15.03	14.84	13.25	11.40	15.55
Tier 1 capital to risk-weighted assets	11.76	11.31	10.60	10.42	14.38
Common equity tier 1 capital ratio to risk-weighted assets	11.76	11.31	10.60	10.42	N/A
Tier 1 leverage ratio	9.82	9.04	8.35	8.10	9.11

Bank Capital Ratios:
Total capital to risk-weighted assets	14.59	14.34	12.87	11.32	14.96
Tier 1 capital to risk-weighted assets	13.56	13.27	11.82	10.34	13.80
Common equity tier 1 capital ratio to risk-weighted assets	13.56	13.27	11.82	10.34	N/A
Tier 1 leverage ratio	11.32	10.61	9.31	8.04	8.74

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS:  This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about new and existing programs and products, investments, relationships, opportunities and market conditions.  These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” or similar statements or variations of such terms.  Actual results may differ materially from such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•

our inability to successfully grow our business and implement our strategic plan, including an inability to generate revenues to offset the increased personnel and other costs related to the strategic plan;

•	the impact of anticipated higher operating expenses in 2019 and beyond;
•	our inability to successfully integrate wealth management firm acquisitions;
•	our inability to manage our growth;
•	our inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan and lease losses;
•	higher than expected increases in loan and lease losses or in the level of nonperforming loans;
•	changes in interest rates;
•	decline in real estate values within our market areas;
•

legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) that may result in increased compliance costs;

•	successful cyberattacks against our IT infrastructure and that of our IT and third party providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	our inability to successfully generate new business in new geographic markets;
•	our inability to execute upon new business initiatives;
•	our lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•	our ability to retain key employees;
•	demands for loans and deposits in our market areas;
•	adverse changes in securities markets;
•	changes in accounting policies and practices;
•	effects related to a prolonged shutdown of the federal government which could impact SBA and other government lending programs; and
•	other unexpected material adverse changes in our operations or earnings.

Except as may be required by applicable law or regulation, the Company undertakes no duty to update any forward-looking statement to conform the statement to actual results or changes in the Company’s expectations.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW:  The following discussion and analysis is intended to provide information about the financial condition and results of operations of the Company and its subsidiaries on a consolidated basis and should be read in conjunction with the consolidated financial statements and the related notes and supplemental financial information appearing elsewhere in this report.

For the year ended December 31, 2018, the Company recorded net income of $44.17 million, and diluted earnings per share of $2.31 compared to $36.50 million and $2.03, respectively, for 2017, reflecting increases of $7.67 million, or 21 percent, and $0.28 per share, or 14 percent, respectively.  During 2018, the Company continued to focus on executing its Strategic Plan – known as “Expanding Our Reach” – which focuses on the client experience and organic growth across all lines of business. The Strategic Plan called for expansion of the Company’s wealth management business, organically and through wealth business acquisitions, and also expansion of the Company’s commercial and industrial (“C&I”) lending platform, through the use of private bankers, who lead with deposit gathering and wealth management discussions.

The following are select highlights for 2018:

•

At December 31, 2018, the market value of assets under management and/or administration at the Private Wealth Management Division of the Bank was $5.8 billion, reflecting an increase of 5 percent from $5.5 billion at December 31, 2017.

•	Fee income from the Private Wealth Management Division totaled $33.2 million for 2018, growing from $23.2 million for 2017.
•	Loans at December 31, 2018 totaled $3.93 billion. This reflected net growth of $227.4 million, or 6 percent, from $3.70 billion at December 31, 2017.
•	Total C&I loans (including equipment finance) at December 31, 2018 totaled $1.40 billion. This reflected net growth of $438.7 million, or 46 percent, from $958.3 million at December 31, 2017.
•

Total “customer” deposits (defined as deposits excluding brokered CDs and brokered “overnight” interest-bearing demand deposits) at December 31, 2018 were $3.66 billion, reflecting an increase of $213.4 million, or 6 percent, when compared to $3.45 billion at December 31, 2017.

•

Asset quality metrics continued to be strong at December 31, 2018.  Nonperforming assets at December 31, 2018 were $25.7 million, or 0.56 percent of total assets.  Total loans past due 30 through 89 days and still accruing were $1.10 million or 0.03 percent of total loans at December 31, 2018.

•	The Company’s and Bank’s capital ratios at December 31, 2018 all increased compared to the December 31, 2017 levels.

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

Management believes that the Company’s policy with respect to the methodology for the determination of the allowance for loan losses and the determination of other-than-temporary impairment of securities involves a higher degree of complexity and requires Management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The provision for loan losses is based upon Management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although Management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the New York City area.  Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may experience adverse economic conditions. Future adjustments to the provision for loan losses and allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The Company accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into Accounting Standards Codification (“ASC”) 320. Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity.

Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment risk, liquidity or other factors. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. At December 31, 2018 and 2017, all securities were classified as available for sale, with the exception of the Company’s investment in the CRA investment fund.  The Company adopted ASU 2016-01 “Financial Instruments” which resulted in the reclassification of the CRA investment from available for sale to equity securities.

Securities are evaluated on at least a quarterly basis to determine whether a decline in value is other-than-temporary. To determine whether a decline in value is other-than-temporary, Management considers the reasons underlying the decline, the near-term prospects of the issuer, the extent and duration of the decline and whether the Company intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. “Other-than-temporary” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the amount of the impairment is recognized through earnings. No impairment charges were recognized in 2018, 2017 or 2016. For equity securities, the entire amount of impairment is recognized through earnings.

EARNINGS SUMMARY:

The following table presents certain key aspects of our performance for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,			Change
(Dollars in thousands, except per share data)	2018	2017	2016	2018 v 2017	2017 v 2016
Results of Operations:
Interest income	$159,686	$138,727	$117,048	$20,959	$21,679
Interest expense	44,523	27,586	20,613	16,937	6,973
Net interest income	115,163	111,141	96,435	4,022	14,706
Provision for loan losses	3,550	5,850	7,500	(2,300)	(1,650)
Net interest income after provision for loan losses	111,613	105,291	88,935	6,322	16,356
Wealth management fee income	33,245	23,183	18,240	10,062	4,943
Other income	10,948	11,444	10,678	(496)	766
Total operating expense	98,086	85,611	75,112	12,475	10,499
Income before income tax expense	57,720	54,307	42,741	3,413	11,566
Income tax expense	13,550	17,810	16,264	(4,260)	1,546
Net income	$44,170	$36,497	$26,477	$7,673	$10,020

Per Share Data:
Basic earnings per common share	$2.33	$2.07	$1.62	$0.26	$0.45
Diluted earnings per common share	2.31	2.03	1.60	0.28	0.43

Average common shares outstanding	18,965,305	17,659,625	16,318,868	1,305,680	1,340,757
Diluted average common shares outstanding	19,148,645	17,943,685	16,514,998	1,204,960	1,428,687

Average equity to average assets	10.02%	8.80%	8.12%	1.22%	0.68%
Return on average assets	1.02	0.89	0.72	0.13	0.17
Return on average equity	10.13	10.12	8.92	0.01	1.20

Selected Balance Sheet Ratios of the Company:
Regulatory total capital to risk-weighted assets	15.03%	14.84%	13.25%	0.19%	1.59%
Regulatory leverage ratio	9.82	9.04	8.35	0.78	0.69
Average loans to average deposits	103.53	99.63	100.97	3.90	(1.34)
Allowance for loan losses to total loans	0.98	0.98	0.97	—	0.01
Allowance for loan losses to nonperforming loans	149.73	269.33	285.94	(119.60)	(16.61)
Nonperforming loans to total loans	0.65	0.37	0.34	0.28	0.03
Noninterest bearing deposits to total deposits	11.91	14.59	14.35	(2.68)	0.24
Time deposits to total deposits	16.59	16.64	16.14	(0.05)	0.50

2018 compared to 2017

The Company recorded net income of $44.17 million and diluted earnings per share of $2.31 for the year ended December 31, 2018 compared to net income of $36.50 million and diluted earnings per share of $2.03 for the year ended December 31, 2017. These results produced a return on average assets of 1.02 percent and 0.89 percent in 2018 and 2017, respectively, and a return on average shareholders’ equity of 10.13 percent and 10.12 percent in 2018 and 2017, respectively.

The increase in net income for 2018 was due to higher net interest income and wealth management income, offset by increased operating expenses when compared to 2017. In addition, 2018 net income benefitted from the reduced Federal income tax rate due to the new tax law signed in December 2017. Wealth management acquisitions in 2017 and 2018 contributed to higher wealth management income and higher operating expenses in 2018.  Higher operating expenses were also due to costs associated with the implementation of the Strategic Plan, described in the “Overview” section above.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

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

The following table summarizes the Company’s net interest income and margin, on a fully tax-equivalent basis, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2018		2017		2016
NII/NIM excluding the below	$112,840	2.69%	$106,393	2.68%	$94,592	2.68%
Prepayment premiums received on multifamily loan paydowns	2,002	0.05	3,513	0.09	1,843	0.06
Fees recognized on full paydowns of select C&I loans	321	0.01	1,235	0.03	—	—
NII/NIM as reported	$115,163	2.75%	$111,141	2.80%	$96,435	2.74%

The following table compares the average balance sheets, interest rate spreads and net interest margins for the years ended December 31, 2018, 2017 and 2016 (on a fully tax-equivalent basis “FTE”):

Year Ended December 31, 2018
	Average	Income/Expense	Yield
(In thousands except yield information)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$363,259	$8,903	2.45%
Tax-exempt (1)(2)	20,489	731	3.57
Loans (2)(3):
Mortgages	565,513	18,842	3.33
Commercial mortgages	1,976,712	74,693	3.78
Commercial	1,087,600	50,854	4.68
Commercial construction	—	—	—
Installment	71,643	2,603	3.63
Home Equity	61,828	2,786	4.51
Other	451	45	9.98
Total loans	3,763,747	149,823	3.98
Federal funds sold	101	—	0.25
Interest-earning deposits	103,059	1,806	1.75
Total interest-earning assets	4,250,655	161,263	3.79
Noninterest-earning assets:
Cash and due from banks	5,346
Allowance for loan losses	(37,904)
Premises and equipment	28,477
Other assets	103,761
Total noninterest-earning assets	99,680
Total assets	$4,350,335
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$1,143,640	$9,543	0.83%
Money markets	1,056,368	11,322	1.07
Savings	119,699	66	0.06
Certificates of deposit - retail	554,903	9,938	1.79
Subtotal interest-bearing deposits	2,874,610	30,869	1.07
Interest-bearing demand - brokered	180,000	3,135	1.74
Certificates of deposit - brokered	64,009	1,608	2.51
Total interest-bearing deposits	3,118,619	35,612	1.14
Borrowed funds	154,765	3,606	2.33
Capital lease obligation	8,698	418	4.81
Subordinated debt	83,104	4,887	5.88
Total interest-bearing liabilities	3,365,186	44,523	1.32
Noninterest-bearing liabilities:
Demand deposits	516,718
Accrued expenses and other liabilities	32,541
Total noninterest-bearing liabilities	549,259
Shareholders’ equity	435,890
Total liabilities and shareholders’ equity	$4,350,335
Net interest income		$116,740
Net interest spread			2.47%
Net interest margin (4)			2.75%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2017
	Average	Income/Expense	Yield
(In thousands except yield information)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$300,590	$6,271	2.09%
Tax-exempt (1)(2)	26,046	766	2.94
Loans (2)(3):
Mortgages	586,722	19,025	3.24
Commercial mortgages	2,073,804	75,304	3.63
Commercial	761,401	32,564	4.28
Commercial construction	96	4	4.17
Installment	75,995	2,322	3.06
Home Equity	67,420	2,489	3.69
Other	550	45	8.18
Total loans	3,565,988	131,753	3.69
Federal funds sold	101	—	0.25
Interest-earning deposits	115,567	1,021	0.88
Total interest-earning assets	4,008,292	$139,811	3.49
Noninterest-earning assets:
Cash and due from banks	8,986
Allowance for loan losses	(35,246)
Premises and equipment	30,021
Other assets	83,060
Total noninterest-earning assets	86,821
Total assets	$4,095,113
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$1,092,545	$5,039	0.46%
Money markets	1,076,492	5,499	0.51
Savings	120,896	66	0.05
Certificates of deposit - retail	486,960	7,118	1.46
Subtotal interest-bearing deposits	2,776,893	17,722	0.64
Interest-bearing demand - brokered	180,000	2,934	1.63
Certificates of deposit - brokered	86,967	1,910	2.20
Total interest-bearing deposits	3,043,860	22,566	0.74
Borrowed funds	71,788	1,363	1.90
Capital lease obligation	9,375	451	4.81
Subordinated debt	50,733	3,206	6.32
Total interest-bearing liabilities	3,175,756	27,586	0.87
Noninterest-bearing liabilities:
Demand deposits	535,451
Accrued expenses and other liabilities	23,413
Total noninterest-bearing liabilities	558,864
Shareholders’ equity	360,493
Total liabilities and shareholders’ equity	$4,095,113
Net interest income		$112,225
Net interest spread			2.62%
Net interest margin (4)			2.80%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2016
	Average	Income/Expense	Yield
(In thousands except yield information)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$208,980	$4,018	1.92%
Tax-exempt (1)(2)	27,225	840	3.09
Loans (2)(3):
Mortgages	483,088	15,790	3.27
Commercial mortgages	2,022,936	70,775	3.50
Commercial	564,598	22,206	3.93
Commercial construction	991	41	4.14
Installment	61,362	1,737	2.83
Home Equity	59,555	1,964	3.30
Other	474	47	9.92
Total loans	3,193,004	112,560	3.53
Federal funds sold	101	—	0.24
Interest-earning deposits	128,488	551	0.43
Total interest-earning assets	3,557,798	$117,969	3.32
Noninterest-earning assets:
Cash and due from banks	9,580
Allowance for loan losses	(29,068)
Premises and equipment	29,839
Other assets	86,228
Total noninterest-earning assets	96,579
Total assets	$3,654,377
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$926,713	$2,547	0.27%
Money markets	894,215	2,775	0.31
Savings	119,043	68	0.06
Certificates of deposit - retail	455,946	6,270	1.38
Subtotal interest-bearing deposits	2,395,917	11,660	0.49
Interest-bearing demand – brokered	199,208	3,020	1.52
Certificates of deposit – brokered	93,674	1,995	2.13
Total interest-bearing deposits	2,688,799	16,675	0.62
Borrowed funds	132,985	1,764	1.33
Capital lease obligation	9,940	478	4.81
Subordinated debt	26,679	1,696	6.36
Total interest-bearing liabilities	2,858,403	20,613	0.72
Noninterest-bearing liabilities:
Demand deposits	473,536
Accrued expenses and other liabilities	25,530
Total noninterest-bearing liabilities	499,066
Shareholders’ equity	296,908
Total liabilities and shareholders’ equity	$3,654,377
Net interest income		$97,356
Net interest spread			2.60%
Net interest margin (4)			2.74%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on an FTE basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	Year Ended 2018 Compared with 2017			Year Ended 2017 Compared with 2016
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$1,356	$1,241	$2,597	$1,691	$488	$2,179
Loans	9,440	8,630	18,070	14,141	5,052	19,193
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	(121)	906	785	(61)	531	470
Total interest income	$10,675	$10,777	$21,452	$15,771	$6,071	$21,842
LIABILITIES:
Checking	$335	$4,169	$4,504	$161	$2,331	$2,492
Money market	107	5,716	5,823	901	1,823	2,724
Savings	—	—	—	11	(13)	(2)
Certificates of deposit - retail	1,076	1,744	2,820	458	390	848
Certificates of deposit - brokered	(549)	247	(302)	(154)	69	(85)
Interest bearing demand brokered	—	201	201	(299)	213	(86)
Borrowed funds	1,665	578	2,243	(803)	402	(401)
Capital lease obligation	(33)	—	(33)	(27)	—	(27)
Subordinated debt	1,904	(223)	1,681	1,521	(11)	1,510
Total interest expense	$4,505	$12,432	$16,937	$1,769	$5,204	$6,973
Net interest income	$6,170	$(1,655)	$4,515	$14,002	$867	$14,869

2018 compared to 2017

Net interest income, on a fully tax-equivalent basis, grew $4.5 million, or 4 percent, in 2018 to $116.7 million from net interest income of $112.2 million in 2017. The net interest margin was 2.75 percent and 2.80 percent for the years ended December 31, 2018 and 2017, respectively, a decrease of 5 basis points year over year. The growth in net interest income was due to increases in the average balance and yield on the Company’s interest-earning assets, especially C&I loans, which typically have higher yields. The increased interest income was partially offset by reduced prepayment premiums on multifamily loans in 2018 when compared to 2017. The interest income increase was also partially offset by increases in interest-bearing liabilities and the Company’s cost of funds. The Company continues to be impacted by competitive pressures in attracting new loans and deposits, as well as retaining deposits.

On a fully tax-equivalent basis, interest income on earning assets increased $21.5 million, or 15 percent, to $161.3 million in 2018 from $139.8 million in 2017. Average earning assets for the year ended December 31, 2018 totaled $4.25 billion compared to $4.01 billion for 2017, an increase of $242.4 million or 6 percent. The average rate earned on earning assets was 3.79 percent in 2018, compared to 3.49 percent in 2017, an increase of 30 basis points.  For the year ended December 31, 2018, the average balance of the commercial portfolio increased $326.2 million, or 43 percent, from 2017.  The increase in this portfolio was attributed to: the addition of seasoned bankers including an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton private banking offices.  For the year ended December 31, 2018, the average balance of the commercial mortgage portfolio (which includes multifamily mortgage loans) decreased $97.1 million to $1.98 billion from 2017.  The Company continued to manage its balance sheet such that lower yielding, primarily fixed rate multifamily loans, which included a loan sale of $131.3 million of multi-family mortgage loans during the fourth quarter of 2018, declined as a percentage of the overall loan portfolio and higher yielding, primarily floating rate or short duration C&I loans became a larger percentage of the overall loan portfolio.

Average interest-bearing liabilities for the year ended December 31, 2018 totaled $3.37 billion, an increase of $189.4 million, or 6 percent, from $3.18 billion for 2017. The average rate paid increased to 1.32 percent for 2018 from 0.87 percent for 2017. The increase in the average balance of interest-bearing liabilities was principally due to growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand but including funds from reciprocal deposits) of $97.7 million for 2018 when compared to 2017 and growth in the average balance of borrowings of $83.0 million.

Average rates paid on interest-bearing deposits for 2018 were 114 basis points compared to 74 basis points for 2017, reflecting an increase of 40 basis points.  The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit and money market accounts and competitive pressures in attracting and retaining new deposits.

The average balance of borrowings was $154.8 million for 2018 compared to $71.8 million during 2017, an increase of $83.0 million.  The average rates paid on total borrowings increased to 2.33 percent during 2018 compared to 1.90 percent during 2017, an increase of 43 basis points, primarily due to an increase in market rates.  The increase in the average balance of borrowings was due to an increase in the use of overnight borrowings and $105.0 million in FHLB advances used to fund loans, the maturity of FHLB advances and the replacement of $119.2 million of maturing listing service deposits. The Company has chosen not to participate in listing service programs at this time, so maturing listing service deposits are not replaced with new listing service deposits.

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

The average balance on capital lease obligations was $8.7 million and $9.4 million during 2018 and 2017, respectively, while the average rate paid on capital lease obligations was 4.81 percent for both 2018 and 2017.

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

INVESTMENT SECURITIES AVAILABLE FOR SALE:  Investment securities available for sale are purchased, sold and/or maintained as a part of the Company’s overall balance sheet, liquidity and interest rate risk management strategies, and in response to changes in interest rates, liquidity needs, prepayment speeds and/or other factors. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes.  Realized gains and losses are recognized in income at the time the securities are sold.  Equity securities are carried at fair value with unrealized gains and losses recorded in non-interest income.

At December 31, 2018, the Company had investment securities available for sale with a fair value of $377.9 million compared with $327.6 million at December 31, 2017. A net unrealized loss (net of income tax) of $3.0 million and $1.8 million were included in shareholders’ equity at December 31, 2018 and 2017, respectively.

The Company has one equity security (a CRA investment security) with a fair value of $4.7 million at December 31, 2018.  The Company recorded a $105 thousand unrealized loss in securities losses, net on the Consolidated Statements of Income for the year ended December 31, 2018.  Such security has been owned for years for CRA purposes, but under Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments”, equity securities now require a quarterly mark to market through the income statement.

The carrying value of investment securities available for sale for the years ended December 31, 2018, 2017 and 2016 are shown below:

(In thousands)	2018	2017	2016
U.S. treasury and U.S. government- sponsored entity bonds	$102,013	$43,701	$21,517
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	251,362	243,116	237,617
SBA pool securities	3,839	5,205	6,713
State and political subdivision	17,610	24,868	28,993
Corporate bond	3,112	3,082	3,113
Single-issuer trust preferred securities	—	2,837	2,610
CRA investment fund	—	4,824	4,825
Total	$377,936	$327,633	$305,388

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of December 31, 2018:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$—	$24,720	$77,293	$—	$102,013
sponsored entity bonds	—%	2.26%	3.17%	—%	2.95%
Mortgage-backed securities-	$18	$2,736	$8,437	$240,171	$251,362
residential (1)	2.51%	2.95%	1.88%	2.66%	2.64%
SBA pool securities	$—	$—	$—	$3,839	$3,839
	—%	—%	—%	2.43%	2.43%
State and political subdivisions (2)	$5,476	$8,825	$511	$2,798	$17,610
	2.51%	2.63%	4.08%	2.68%	2.64%
Corporate bond	$—	$—	$3,112	$—	$3,112
	—%	—%	5.25%	—%	5.25%
Total	$5,494	$36,281	$89,353	$246,808	$377,936
	2.51%	2.40%	3.12%	2.66%	2.74%

(1)	Shown using stated final maturity
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies.  The combined average balance of these investments during 2018 was $103.2 million compared to $115.7 million in 2017.

LOANS:  The loan portfolio represents the largest portion of the Company’s earning assets and is the primary source of interest and fee income.  Loans are primarily originated in New Jersey and the boroughs of New York City and, to a lesser extent, Pennsylvania and Delaware.  As of December 31, 2018, 36 percent of the total loan portfolio is concentrated in C&I loans (including equipment financing), 29 percent in multifamily loans and 18 percent of the total loan portfolio is concentrated in commercial mortgages.

Total loans were $3.93 billion and $3.70 billion at December 31, 2018 and 2017, respectively, an increase of $223.5 million, or 6 percent, over the previous year. During 2018, commercial mortgages increased $75.5 million due to a continued focus on this type of business. Commercial loans, which includes equipment financing, totaled $1.40 billion at December 31, 2018, increasing $438.8 million, or 46 percent, from 2017.  The increase in this portfolio was attributed to: the addition of seasoned bankers including an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton, New Jersey private banking offices.  Multifamily mortgage loans were $1.14 billion at December 31, 2018, a decrease of $253.2 million or 18 percent when compared to 2017, through reduced origination levels and $131.3 million in loan sales in 2018.  This was part of the Company’s balance sheet management strategy to continue to reduce lower yielding, primarily fixed-rate multifamily loans as a percent of the overall loan portfolio with higher yielding, primarily floating rate of shorter duration C&I loans becoming a larger percentage of the overall loan portfolio.

In late 2015, the Company began providing loans that are partially guaranteed by the Small Business Administration (“SBA”), for the purposes of providing working capital and/or, financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up businesses.  All SBA loans are underwritten and documented as prescribed by the SBA.  The Company will generally sell the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion held in the loan portfolio.  During 2018, the Bank sold $17.5 million of the guaranteed portion of SBA loans into the secondary market.  As of December 31, 2018, the balance of the non-guaranteed portion of SBA loans held on our balance sheet totaled $12.0 million.

The following table presents an analysis of outstanding loans by loan type, excluding multifamily loans held for sale, net of unamortized discounts and deferred loan origination costs, at the dates presented,

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Residential mortgage	$571,570	$576,356	$527,370	$470,869	$466,760
Multifamily mortgage	1,135,805	1,388,958	1,459,594	1,416,775	1,080,256
Commercial mortgage	702,165	626,656	551,233	413,118	308,491
Commercial loans (including equipment financing)	1,397,057	958,294	636,714	512,886	308,743
Construction loans	—	—	1,405	1,401	5,998
Home equity lines of credit	62,191	67,497	65,682	52,649	50,141
Consumer and other loans	59,143	86,679	70,146	45,544	29,878
Total loans	$3,927,931	$3,704,440	$3,312,144	$2,913,242	$2,250,267

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2018:

	Within	After 1 But	After
(In thousands)	One Year	Within 5 Years	5 Years	Total
Residential mortgage	$128,954	$294,943	$147,673	$571,570
Commercial mortgage (including multifamily)	747,897	1,015,454	74,619	1,837,970
Commercial loans (including equipment financing)	934,265	398,056	64,736	1,397,057
Home equity lines of credit	62,191	—	—	62,191
Consumer and other loans	49,362	6,381	3,400	59,143
Total loans	$1,922,669	$1,714,834	$290,428	$3,927,931

The following table presents the loans, by loan type, that have a predetermined interest rate and an adjustable interest rate due after one year at December 31, 2018:

	Predetermined	Adjustable
(In thousands)	Interest Rate	Interest Rate
Residential mortgage	$223,408	$286,883
Commercial mortgage (including multifamily)	169,876	1,029,808
Commercial loans	88,729	38,747
Consumer loans	12,233	—
Total loans	$494,246	$1,355,438

The Company has not made nor invested in subprime loans or “Alt-A” type mortgages.  At December 31, 2018, there were no commitments to lend additional funds to borrowers whose loans were classified as nonperforming.

Consistent with the Company’s balance sheet management strategy, the Company sold approximately $131.3 million of performing multifamily mortgages in 2018.  The Company sold approximately $66.1 million of performing multifamily mortgages and $43.9 million of residential mortgages in 2017.

The geographic breakdown of the multifamily portfolio, net of participated multifamily loans, at December 31, 2018 is as follows:

(Dollars in thousands)
New York	$494,544	43%
New Jersey	431,084	38
Pennsylvania	179,952	16
Delaware	30,225	3
Total Multifamily	$1,135,805	100%

A further breakdown of the multifamily portfolio by county within each respective State is as follows:

New Jersey		New York		Pennsylvania		Delaware
Essex County	24%	Bronx County	59%	Philadelphia	72%	New Castle County	100%
Hudson County	23	New York County	17	Bucks County	11
Union County	8	Kings County	16	All other PA
Passaic County	7	All other NY		counties	17
Monmouth County	6	counties	8
All other NJ Counties	32
Total	100%	Total	100%	Total	100%	Total	100%

Principal types of owner occupied commercial real estate properties (by Call Report code), included in commercial loans on the balance sheet, at December 31, 2018 are:

(Dollars in thousands)
Office Buildings/Office Condominiums	$63,108	24%
Industrial (including Warehouse)	57,939	22
Medical Offices	40,599	16
Retail Buildings/ Shopping Centers	29,258	11
Auto Dealerships	20,576	8
Other Owner Occupied CRE Properties	49,713	19
Total Owner Occupied CRE Loans	$261,193	100%

Principal types of non-owner occupied commercial real estate properties (by Call Report code), at December 31, 2018 are as follows.  These loans are included in commercial mortgage loans and commercial loans on the Company’s balance sheet.

(Dollars in thousands)
Retail Buildings/Shopping Centers	$273,008	27%
Healthcare	202,515	20
Office Buildings/Office Condominiums	124,847	12
Hotels and Hospitality	100,479	10
Industrial (including Warehouse)	87,020	9
Medical Offices	65,271	7
Mixed Use (Retail / Office)	39,071	4
Mixed Use (Commercial / Residential)	36,108	4
Other Non-Owner Occupied CRE Properties	73,599	7
Total Non-Owner Occupied CRE Loans	$1,001,918	100%

At December 31, 2018 and 2017, the Bank had a concentration in commercial real estate loans as defined by applicable regulatory guidance.  The following table presents such concentration levels at December 31, 2018 and 2017:

	As of December 31,
	2018	2017
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	209%	286%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	185	180

Total CRE concentration	394%	466%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

GOODWILL:

At December 31, 2018 goodwill totaled $24.4 million, an increase of $7.3 million from $17.1 million at December 31, 2017.  The increase in goodwill is due to the acquisition of Lassus Wherley in September 2018.  The Bank intends to continue to grow its wealth management business through acquisition, as well as organically.

DEPOSITS:  At December 31, 2018 and 2017, the Company reported total deposits of $3.90 billion and $3.70 billion, an increase of $197.0 million, or 5 percent, year over year. The Company’s strategy is to fund a majority of its loan growth with core deposits, which is an important factor in the generation of net interest income. The Company’s average deposits for 2018 increased $56.0 million, or 2 percent, over 2017 average levels to $3.64 billion. On average, the Company saw the largest dollar growth in interest-bearing checking, money market accounts and retail certificates of deposit balances. The Company has successfully focused on:

•	Growth in deposits associated with its private banking activities, including lending activities;
•	Business and personal core deposit generation, particularly checking and certificates of deposit.

The Company continues to maintain brokered interest-bearing demand deposits matched to interest rate swaps, thereby extending their duration.  Such deposits are generally a more cost-effective alternative to wholesale borrowings and do not require pledging of collateral, as the borrowings do. These deposits remained flat at $180.0 million at both December 31, 2018 and December 31, 2017. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. There are $180.0 million of notional principal interest rate swaps matched to these deposits for interest rate risk management purposes.

Average brokered certificates of deposit were reduced by $23.0 million in 2018.  The majority of these deposits are longer term and were transacted as part of the Company’s interest rate risk management strategy.

The following table sets forth information concerning the composition of the Company’s average deposit base and average interest rates paid for the following years:

(Dollars in thousands)	2018		2017		2016
Noninterest-bearing demand	$516,718	—%	$535,451	—%	$473,536	—%
Checking	1,143,640	0.83	1,092,545	0.46	926,713	0.27
Savings	119,699	0.06	120,896	0.05	119,043	0.06
Money markets	1,056,368	1.07	1,076,492	0.51	894,215	0.31
Certificates of deposit - retail and listing service	554,903	1.79	486,960	1.46	455,946	1.38
Interest-bearing
Demand - brokered	180,000	1.74	180,000	1.63	199,208	1.52
Certificates of deposit - brokered	64,009	2.51	86,967	2.20	93,674	2.13
Total deposits	$3,635,337	0.98%	$3,579,311	0.63%	$3,162,335	0.53%

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating bank to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks.  Reciprocal deposits of $434.5 million, $359.9 million, and $393.0 million are included in the Company’s interest-bearing checking deposits as of December 31, 2018, 2017, and 2016, respectively.

The following table shows the maturity for certificates of deposit of $100,000 or more as of December 31, 2018 (in thousands):

Three months or less	$35,066
Over three months through six months	77,333
Over six months through twelve months	163,731
Over twelve months	141,631
Total	$417,761

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:  As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank.  The following table provides a summary of our FHLB borrowings as of and for the years ended December 31, 2018, 2017 and 2016:

	December 31,	December 31,	December 31,
(Dollars in thousands)	2018	2017	2016
Amount outstanding at end of the year	$108,000	$37,898	$61,795
Weighted average interest rate at end of the year	2.52%	2.20%	2.02%
Average daily balance during the year	$154,765	$71,788	$132,985
Weighted average interest rate during the year	2.33%	1.90%	1.33%
Maximum month-end balance during the year	$303,278	$145,795	$342,792

Our FHLB advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $496.1 million and multifamily mortgages totaling $1.0 billion, while at December 31, 2017 the fixed rate advances are secured by 1-4 family residential mortgages totaling $550.0 million and multifamily totaling $1.1 billion. Of the FHLB borrowings outstanding as of December 31, 2018, all were short term borrowings maturing within five years.  At both December 31, 2018 and December 31, 2017, there were no overnight borrowings with the FHLB. At December 31, 2018, unused short-term or overnight borrowing commitments totaled $1.3 billion from the FHLB, $22.0 million from correspondent banks and $1.3 billion at the Federal Reserve Bank.

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

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION:  The allowance for loan losses was $38.5 million at December 31, 2018 compared to $36.4 million at December 31, 2017. At both December 31, 2018 and 2017, the allowance for loan losses as a percentage of total loans outstanding was 0.98 percent. The provision for loan losses was $3.6 million for 2018, $5.9 million for 2017 and $7.5 million for 2016.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on collateral. The following portfolio classes have been identified:

a)

Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans in the Tri-State area New York, New Jersey and Connecticut, Pennsylvania and Florida. On a case by case basis, the Bank will lend in additional states. The Bank has developed a portfolio of mortgage products that are used exclusively to attract or maintain wealth, commercial or retail banking relationships.  When reviewing residential mortgage loan applications, detailed verifiable information is gathered on income, assets, employment and a tri-merged credit report obtained from a credit repository that will determine total monthly debt obligations.  Utilizing an independent appraisal from an approved appraisal management company, the Bank makes residential mortgage loans up to 80 percent of the appraised value and up to 97 percent with private mortgage insurance. Maximum loan-to-value (LTV) is determined based on property type and loan amount.  On primary residence and second home properties, LTVs range from a maximum of 80 percent for loan amounts to $679,650 for retail customers to 70 percent for loan amounts to $3 million for wealth customers.  For investment properties, LTVs range from a maximum of 80 percent for loan amounts to $453,100 for retail customers to 65 percent for loan amounts to $3 million for wealth customers.  Loans greater than $3 million will also be considered based on the strength of the overall credit profile of the borrower.   Underwriting guidelines include (i) minimum credit report scores of 680 and (ii) a maximum debt to income ratio of 45 percent. The Bank may consider an exception to any guideline if there are strong compensating factors that address and mitigate any risk.  Generally, the Bank retains in its portfolio residential mortgage loans with fixed rate maturities of no greater than 7 years, which then convert to annually adjusted floating rates.  Community Development loans granted under the Affordable Housing Program are offered with 30-year maturities.  Loans with longer maturities or lower credit scores are sold to secondary market investors.  The Bank does not originate, purchase or carry any sub-prime mortgage loans.

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

b)

Home Equity Lines of Credit. The Bank provides revolving lines of credit against one to four family residences in the Tri-State area. These loans are primarily in a second lien position, but may be used as a first lien, in lieu of a primary residential first mortgage.  When reviewing home equity line of credit applications, the Bank collects detailed verifiable information regarding income, assets, employment and a single merged credit report that will determine total monthly debt obligations. The Bank will use an automated valuation model on all lines up to $250,000 and will obtain an independent appraisal of the subject property on all applications exceeding $250,000. LTVs and combined LTVs are capped at 80 percent or as low as 55 percent depending on the loan amount and whether the property type is primary residence, second home or investment property. These loans may be subordinate to a first mortgage which may be from another lending institution. The Bank will require that the mortgage securing the home equity line of credit be no lower than a second lien position. All applications for home equity lines of credit adhere to the underwriting standards and guidelines that consumer lending is regulated and governed by. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception.

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

c)

Junior Lien Loan on Residence.  The Bank provides junior lien loans (“JLL”) against one to four family properties in the Tri-State area. Junior lien loans can be either in the form of an amortizing fixed rate home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank will require that the mortgage securing the JLL be no lower than a second lien position.  When reviewing the JLL application, the Bank collects detailed verifiable information regarding income, assets, employment and a single merged credit report that will determine total monthly debt obligations. The Bank will use an automated valuation model on all JLLs up to $250,000 and will obtain an independent appraisal of the subject property on all applications exceeding $250,000. LTVs and combined LTVs are capped at 80 percent or as low as 55 percent depending on the loan amount and whether the property type is primary residence, second home or investment property. All applications for JLLs adhere to the underwriting standards and guidelines that consumer lending is regulated and governed by. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception.  Primary risk characteristics associated with JLLs typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

d)

Multifamily Loans. Multifamily loans are commercial mortgages on residential apartment buildings. Within the multifamily sector, the Bank’s primary focus is to lend against larger non-luxury apartment buildings and rent regulated properties with at least 30 units that are owned and managed by experienced sponsors. As of December 31, 2018, the average property size in the portfolio was 48 units.

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

The Bank’s loan policy allows loan to appraised value ratios of up to 75 percent and the overall portfolio average loan to value ratio was approximately 56 percent at December 31, 2018.  The majority of all new originations have a ten-year maturity with a five-year reprice.

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

Multifamily properties generally present a lower level of risk as compared to investment commercial real estate projects given the fact that there are a larger number of tenants in the property.  The repayment of loans secured by multi-family real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term), the borrower’s ability to repay the loan may be impaired.

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

h)

Consumer and Other.  These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments.  Consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

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

The following table presents the loan loss experience, by loan type, during the years ended December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses at Beginning of year	$36,440	$32,208	$25,856	$19,480	$15,373
Loans charged-off during the period:
Residential mortgage	138	889	1,047	638	273
Commercial mortgage	1,632	734	531	16	669
Commercial	110	298	16	73	123
Home equity lines of credit	—	23	91	210	—
Consumer and other	68	77	5	54	23
Total loans charged-off	1,948	2,021	1,690	991	1,088
Recoveries during the period:
Residential mortgage	160	173	28	17	1
Commercial mortgage	70	22	318	29	124
Commercial	218	141	92	205	85
Home equity lines of credit	10	62	16	2	—
Consumer and other	4	5	88	14	110
Total recoveries	462	403	542	267	320
Net charge-offs	1,486	1,618	1,148	724	768
Provision charge to expense	3,550	5,850	7,500	7,100	4,875
Allowance for loan losses at end of year	$38,504	$36,440	$32,208	$25,856	$19,480

Ratios:
Allowance for loan losses/total loans	0.98%	0.98%	0.97%	0.89%	0.87%
General allowance/total loans	0.97%	0.96%	0.96%	0.87%	0.83%
Allowance for loan losses/ total nonperforming loans	149.73	269.33	285.94	383.22	284.38

The following table shows the allocation of the allowance for loan losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of the years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(Dollars in thousands)	2018	Loans	2017	Loans	2016	Loans	2015	Loans	2014	Loans
Residential	$3,685	17.1	$4,318	18.4	$3,915	19.1	$2,449	18.8	$3,188	24.1
Commercial and other	34,435	81.2	31,773	78.9	28,050	78.7	23,293	79.6	16,196	74.7
Consumer	384	1.7	349	2.7	243	2.2	112	1.6	96	1.2
Total	$38,504	100.0	$36,440	100.00	$32,208	100.0	$25,856	100.0	$19,480	100.0

The allowance for loan losses as of December 31, 2018 totaled $38.5 million compared to $36.4 million at December 31, 2017.  The allowance for loan losses as a percentage of loans was 0.98 percent at both December 31, 2018 and December 31, 2017.  The provision for loan losses made during 2018 totaled $3.6 million compared with $5.9 million for 2017.  The provision for loan losses made was primarily influenced by net charge-offs taken during the year of $1.5 million and the impact of loan growth experienced during 2018, specifically lease financing which is a new business line for the Company and growth in investment commercial real estate.  Commercial credits generally carry a higher risk profile compared to other credits, which is reflected in Management’s determination of the allowance for loan losses.  The Company believes that the allowance for loan losses as of December 31, 2018 represents a reasonable estimate for probable incurred losses in the portfolio at that date.

The portion of the allowance for loan losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, was $38.2 million at December 31, 2018 and $35.9 million at December 31, 2017. General reserves at both December 31, 2018 and 2017 represent 0.98 percent of loans collectively evaluated for impairment.  The Company experienced growth in the loan portfolio of approximately $227 million, including loans held for sale.  Multifamily and residential loan classes make up 43 percent of the loan portfolio as of December 31, 2018 compared to approximately 53 percent at December 31, 2017.  The decline in multifamily and residential loans is consistent with Management’s strategy to reduce these portfolios as a percentage of the overall loan portfolio as C&I loans and lease financings become a larger percentage of the overall loan portfolio.

The specific reserve component of the allowance for loan losses decreased to $262 thousand at December 31, 2018 compared to $522 thousand as of December 31, 2017.

The allowance for loan losses as a percentage of nonperforming loans decreased, as the level of nonperforming loans increased during the year. Nonperforming loans increased primarily due to one commercial credit with a loan balance of $15.2 million at December 31, 2018.  Nonperforming loans are specifically evaluated for impairment. Also, Management commonly records partial charge-offs of the excess of the principal balance over the fair value, less costs to sell, of collateral for collateral-dependent impaired loans.  As a result, the allowance for loan losses does not always change proportionately with changes in nonperforming loans. Management charged off $1.8 million on loans identified as collateral-dependent impaired loans during both 2018 and 2017.

ASSET QUALITY:

The following table presents various asset quality data for the years indicated. These tables do not include loans held for sale.

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014
Loans past due 30-89 days	$1,099	$246	$1,356	$2,143	$1,755

Troubled debt restructured loans	$24,801	$17,591	$22,275	$18,663	$15,033
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Nonaccrual loans (1)	25,715	13,530	11,264	6,747	6,850
Total nonperforming loans	25,715	13,530	11,264	6,747	6,850
Other real estate owned	—	2,090	534	563	1,324
Total nonperforming assets	$25,715	$15,620	$11,798	$7,310	$8,174

Ratios:
Total nonperforming loans/total loans	0.65%	0.37%	0.34%	0.23%	0.30%
Total nonperforming loans/total assets	0.56	0.32	0.29	0.20	0.25
Total nonperforming assets/total assets	0.56	0.37	0.30	0.22	0.30

(1)

The increase in nonaccrual loans is due to the addition of one healthcare real estate secured loan, totaling $15.2 million which continues to pay as agreed, and which the Company believes to be well secured.

Some borrowers have found it difficult to make their loan payments under contractual terms.  In some of these cases, the Company has chosen to grant concessions and modify certain loan terms, which may be characterized as troubled debt restructurings.

The following table presents the troubled debt restructured loans, by collateral type, at December 31, 2018 and 2017:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2018	Relationships	2017	Relationships
Primary residential mortgage	$6,146	26	$6,909	28
Investment commercial real estate	18,655	2	10,682	3
Total	$24,801	28	$17,591	31

At December 31, 2018, there were $20.5 million of troubled debt restructured loans included in nonaccrual loans above compared to $8.1 million at December 31, 2017. All troubled debt restructured loans are considered and included in impaired loans at December 31, 2018 and had specific reserves of $262 thousand. At December 31, 2017, all troubled debt restructured loans were considered and included in impaired loans and had specific reserves of $423 thousand.

Except as disclosed, the Company does not have any potential problem loans that causes Management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

Impaired loans totaled $31.3 million and $23.1 million at December 31, 2018 and 2017.  Impaired loans include nonaccrual loans of $25.7 million and $13.5 million at December 31, 2018 and 2017, respectively. Impaired loans also include accruing troubled debt restructuring loans of $4.3 million at December 31, 2018 and $9.5 million at December 31, 2017.

The following table presents impaired loans, by collateral type, at December 31, 2018 and 2017.

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2018	Relationships	2017	Relationships
Primary residential mortgage	$9,518	44	$9,802	45
Home equity lines of credit	255	4	27	2
Junior lien loan on residence	36	1	52	1
Multifamily property	1,262	1	—	—
Owner-occupied commercial real estate	1,574	2	2,503	4
Investment commercial real estate	18,655	2	10,681	3
Total	$31,300	54	$23,065	55
Specific reserves, included in the allowance for loan losses	$262		$522

CONTRACTUAL OBLIGATIONS:  The following table shows the significant contractual obligations of the Company by expected payment period, as of December 31, 2018:

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Loan commitments	$684,178	$—	$—	$—	$684,178
Long-term debt obligations	3,000	60,000	45,000	—	108,000
Purchase obligations	5,602	11,126	8,740	1,369	26,837
Capital lease obligations	1,146	2,428	2,847	3,739	10,160
Operating lease obligations	2,713	4,601	2,640	1,631	11,585
Total contractual obligations	$696,639	$78,155	$59,227	$6,739	$840,760

Long-term debt obligations include borrowings from the Federal Home Loan Bank with defined terms. The table reflects scheduled repayments of principal.

Leases represent obligations entered into by the Company for the use of land and premises. The leases generally have escalation terms based upon certain defined indexes.  Common area maintenance charges may also apply and are adjusted annually based on the terms of the lease agreements.  The Company will adopt the guidance in Topic 842 Leases effective January 1, 2019.  See Footnote 1 for further discussion.

Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist of contractual obligations under data processing service agreements. The Company also enters into various routine rental and maintenance contracts for facilities and equipment.  These contracts are generally for one year.

The Company is a limited partner in a Small Business Investment Company (“SBIC”).  As of December 31, 2018, the Company had unfunded commitments of $2.2 million for its investment in SBIC qualified funds.

OFF-BALANCE SHEET ARRANGEMENTS:  The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2018.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$6,142	$2,128	$769	$—	$9,039
Performance letters of credit	2,944	684	—	—	3,628
Total letters of credit	$9,086	$2,812	$769	$—	$12,667

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME:  The following table presents the major components of other income (excluding income from our wealth management operations, which is discussed separately):

	Years Ended December 31,			Change
(In thousands)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Service charges and fees	$3,502	$3,239	$3,252	$263	$(13)
Bank owned life insurance	1,381	1,356	1,407	25	(51)
Loan fee income	1,673	1,568	1,259	105	309
Gains on loans held for sale at fair value (mortgage banking)	334	401	1,010	(67)	(609)
Securities (losses)/gains, net	(393)	—	119	(393)	(119)
Fee income related to loan level, back-to-back swaps	3,844	2,814	1,638	1,030	1,176
(Losses)/gains on loans held for sale at lower of cost or fair value	(4,392)	412	1,233	(4,804)	(821)
Gain on sale of SBA loans	1,636	1,564	623	72	941
Other income	3,363	90	137	3,273	(47)
Total other income	$10,948	$11,444	$10,678	$(496)	$766

2018 compared to 2017

The Company recorded total other income of $10.9 million, excluding wealth management fee income, reflecting a decrease of $496 thousand, or 4 percent, compared to 2017 levels. The decrease in 2018 was primarily attributable to a $4.4 million loss on the sale of loans which was partially offset by $3.0 million of life insurance proceeds related to the December 31, 2018 passing of the founder and managing principal of Murphy Capital Management.

The Company recorded a $105 thousand mark to market loss on its equity security investment for the year ended December 31, 2018 as a result of the adoption of Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments” on January 1, 2018.  In addition, the Company recorded a loss of $288 thousand for the year ended December 31, 2018 related to a restructure of the investment portfolio, which will benefit future earnings.  The Company replaced $20 million of lower yielding securities with higher yielding securities, without extending duration.  The loss on sale is expected to be fully offset by increased earnings in less than 12 months.

Fee income related to loan level, back-to-back swaps was $3.8 million for 2018 compared to $2.8 million in 2017. The increase was a result of new contracts in 2018.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income.

The Company sold approximately $131.3 million in multifamily loans in 2018 as compared to sales of $109.9 million of multifamily and residential loans in 2017. Losses on the sale of loans held for sale at the lower of cost or fair value was $4.4 million for 2018 compared to gains on the loans held for sale at the lower of cost or fair value of $412 thousand in 2017.  The Company sold $131.3 million of fixed rate multifamily loans with an average coupon of 3.28 percent.  Such proceeds were reinvested in floating rate and short duration loans with an average coupon of 4.78 percent, principally C&I (including equipment finance) loans.  The Company believes the $4.4 million loss incurred on the sale of the multifamily loans will be fully offset by increased earnings from this strategy in approximately two years.

The Company provides loans that are partially guaranteed by the SBA, for the purposes of providing working capital and/or, financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up business.  All SBA loans are underwritten and documented as prescribed by the SBA.  The Company will generally sell the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio.  Gain on sale of SBA loans for 2018 stayed flat at $1.6 million of income related to the Company’s SBA lending and sale program for 2018 compared to 2017.

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

The Company sold approximately $109.9 million in multifamily and residential loans in 2017 as compared to sales of $234.8 million of multifamily loans in 2016. Gains on the sale of loans held for sale at the lower of cost or fair value was $412 thousand for 2017 compared to $1.2 million in 2016.  The Company will employ loan sales and loan participations, as needed, to manage the Company’s balance sheet.

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

OPERATING EXPENSES:  The following table presents the major components of operating expenses:

	Years Ended December 31,			Change
(In thousands)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Compensation and employee benefits	$62,802	$53,956	$45,003	$8,846	$8,953
Premises and equipment	13,497	11,988	11,245	1,509	743
FDIC assessment	2,443	2,366	4,758	77	(2,392)
Other operating expenses:
Professional and legal fees	4,668	4,486	3,459	182	1,027
Telephone	1,077	998	976	79	22
Advertising	1,340	1,108	824	232	284
Provision for ORE losses	232	—	—	232	—
Amortization of intangible assets (1)	1,187	321	123	866	198
Other operating expenses	10,840	10,388	8,724	452	1,664
Total operating expense	$98,086	$85,611	$75,112	$12,475	$10,499

(1)	Includes impairment expense of $405 thousand resulting from the passing of the managing principal of MCM.

2018 compared to 2017

Operating expenses totaled $98.1 million in 2018, compared to $85.6 million in 2017, reflecting an increase of $12.5 million, or 15 percent. Increased operating expenses in 2018 are principally attributable to:  upfront investment banker and other professional fees, as well as ongoing operating expenses, including amortization of intangibles, related to the MCM, Quadrant and Lassus Wherley wealth acquisitions which closed August 1, 2017, November 1, 2017 and September 1, 2018, respectively; operating expenses associated with the addition of the Equipment Finance team in April 2017; hiring in line with the Company’s strategic plan, as well as normal salary increases; and $319 thousand of severance expense recorded associated with the elimination of select positions.

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

INCOME TAXES:  Income tax expense for the year ended December 31, 2018 was $13.6 million compared to income tax expense of $17.8 million for 2017. The effective tax rate for the year ended December 31, 2018 was 23.5 percent compared to 32.8 percent for the year ended December 31, 2017.   The decrease in income tax expense and the effective tax rate in

2018 was a result of the Tax Cuts and Jobs Act, which reduced the Federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018.

On July 1, 2018, the 2019 New Jersey Budget (“Budget”) was passed which established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million.  The surtax is effective as of January 1, 2018 and will continue through 2019. The surtax will adjust to 1.5 percent for 2020 and 2021. In addition, effective for taxable years beginning on or after January 1, 2019, banks will be required to file combined reports of taxable income including their parent holding company and Bank subsidiaries. The Bank made an adjustment to income tax expense and deferred tax assets/liabilities in the third quarter of 2018 to reflect the new state tax rate, which is effective January 1, 2018.  The Company’s effective tax rate increased as a result of the New Jersey surtax.  The Company believes its effective tax rate could increase by up to three percent in 2019 depending on how certain aspects of the new combined reporting rules are applied.

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

The Company’s capital position during 2018 was benefitted by net income of $44.2 million and $16.7 million related to voluntary share purchases under the Dividend Reinvestment Plan.

At December 31, 2018, the Company’s GAAP capital as a percent of total assets was 10.16 percent.  At December 31, 2018, the Company’s regulatory leverage, common equity tier 1, tier 1 and total risk based capital ratios were 9.82 percent, 11.76 percent, 11.76 percent and 15.03 percent, respectively.  At December 31, 2018, the Bank’s regulatory leverage, common equity tier 1, tier 1 and total risk based capital ratios were 11.32 percent, 13.56 percent, 13.56 percent and 14.59 percent, respectively.  The Bank’s regulatory capital ratios are all above the ratios to be considered well capitalized under regulatory guidance.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total capital
(to risk-weighted assets)	$543,008	14.59%	$372,186	10.00%	$297,749	8.00%	$367,533	9.875%

Tier I capital
(to risk-weighted assets)	504,504	13.56	297,749	8.00	223,311	6.00	293,096	7.875

Common equity tier I
(to risk-weighted assets)	504,502	13.56	241,921	6.50	167,484	4.50	237,268	6.375

Tier I capital
(to average assets)	504,504	11.32	222,912	5.00	178,330	4.00	178,330	4.000

As of December 31, 2017:
Total capital
(to risk-weighted assets)	$485,252	14.34%	$338,327	10.00%	$270,662	8.00%	312,953	9.250%

Tier I capital
(to risk-weighted assets)	448,812	13.27	270,662	8.00	202,996	6.00	245,287	7.250

Common equity tier I
(to risk-weighted assets)	448,810	13.27	219,913	6.50	152,247	4.50	194,538	5.750

Tier I capital
(to average assets)	448,812	10.61	211,523	5.00	169,219	4.00	169,219	4.000

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total capital
(to risk-weighted assets)	$559,937	15.03%	N/A	N/A	$298,047	8.00%	$367,902	9.875%

Tier I capital
(to risk-weighted assets)	438,240	11.76	N/A	N/A	223,535	6.00	293,390	7.875

Common equity tier I
(to risk-weighted assets)	438,238	11.76	N/A	N/A	167,652	4.50	237,506	6.375

Tier I capital
(to average assets)	438,240	9.82	N/A	N/A	178,473	4.00	178,473	4.000

As of December 31, 2017:
Total capital
(to risk-weighted assets)	$502,334	14.84%	N/A	N/A	$270,866	8.00%	313,189	9.250%

Tier I capital
(to risk-weighted assets)	382,870	11.31	N/A	N/A	203,149	6.00	245,472	7.250

Common equity tier I
(to risk-weighted assets)	382,868	11.31	N/A	N/A	152,362	4.50	194,685	5.750

Tier I capital
(to average assets)	382,870	9.04	N/A	N/A	169,318	4.00	169,318	4.000

(A)

As fully phased in on January 1, 2019, the Basel Rules require the Company and the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios.   The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) Common Equity Tier 1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019.

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a 3 percent discount to market.  Voluntary share purchase in the  “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  During the year ended December 31, 2018, 542 thousand of the shares purchased for the “Reinvestment Plan” were from authorized but unissued shares, while 778 thousand shares were purchased in the open market. Such optional cash purchases provided $16.7 million and $36.6 million of common equity in 2018 and 2017, respectively.  On January 30, 2019, the Company filed a Registration Statement on Form S-3 eliminating the 3 percent discount feature in our “Reinvestment Plan” under which participants could purchase shares of our common stock through the Plan at a 3 percent discount to the market price.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $160.8 million at December 31, 2018. In addition, the Company had $377.9 million in securities designated as available for sale at December 31, 2018. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $337.1 million as of December 31, 2018 were pledged to secure public funds and for other purposes required or permitted by law.  However, only $11.8 million of that total is actually encumbered.  In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At December 31, 2018, unused secured borrowing commitments totaled $1.3 billion from the FHLB and $1.3 billion from the Federal Reserve Bank of New York.

Customer deposits at December 31, 2018 increased $213.4 million (including interest-bearing checking, money market and certificates of deposit), when compared to December 31, 2017.  Capital increased $65.3 million at December 31, 2018 when compared to December 31, 2017.  This increase in customer deposits along with increased FHLB advances primarily funded an increase in loans of approximately $223.5 million and an increase in investment securities of approximately $50.3 million.

Brokered interest-bearing demand (“overnight”) deposits stayed flat at $180.0 million at December 31, 2018 from December 31, 2017.  The interest rate paid on these deposits allowed the Bank to fund operations at attractive rates and engage in interest rate swaps as part of its asset-liability interest rate risk management.  As of December 31, 2018, the Company has transacted pay fixed, receive floating interest rate swaps totaling $180.0 million in notional amount.  The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.

The Company has a Board-approved Contingency Funding Plan in place. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.

Peapack-Gladstone Financial Corporation is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to its shareholders, to repurchase shares of its common stock, and for other corporate purposes. Peapack-Gladstone Financial Corporation’s primary source of income is dividends received from the Bank. The Bank’s ability to pay dividends is governed by applicable law. At December 31, 2018, Peapack-Gladstone Financial Corporation (unconsolidated basis) had liquid assets of $13.5 million.

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

PRIVATE WEALTH MANAGEMENT DIVISION:

This division includes:  investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.  Officers from the Private Wealth Management Division are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, at private banking locations in Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware in Greenville, Delaware, Murphy Capital Management (“MCM”), in Gladstone, New Jersey, Quadrant Capital Management (“Quadrant”), in Fairfield, New Jersey and Lassus Wherley in New Providence, New Jersey and Bonita Springs, Florida.

The following table presents certain key aspects of the Private Wealth Management Division’s performance for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,			Change
(In thousands, except per share data)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Total fee income	$33,245	$23,183	$18,240	$10,062	$4,943

Compensation and benefits (included in
Operating Expenses section above)	17,927	11,039	8,975	6,888	2,064

Other operating expense (included in
Operating Expenses section above)	10,827	9,141	6,573	1,686	2,568

Assets under management and/or
administration (AUM) (market value)	5.8 billion	5.5 billion	3.7 billion

2018 compared to 2017

The market value of assets under management and/or administration (“AUM”) at December 31, 2018 and 2017 was $5.8 billion and $5.5 billion, respectively, an increase of 5 percent over the prior year. This includes assets held at the Bank at December 31, 2018 and 2017 of $289.1 million and $263.2 million, respectively.  The increase in AUM was due to the acquisition of one registered investment advisory firm (“RIA”) and organic growth during 2018 which was partially offset by negative market action.  Effective September 1, 2018, the Bank acquired Lassus Wherley, an RIA, based in New Providence, NJ, which contributed approximately $550 million of AUM/AUA at the time of acquisition.  In addition, effective August 1, 2017, the Bank acquired MCM, an RIA, based in Gladstone, New Jersey and Quadrant, an RIA, based in Fairfield, New Jersey effective November 1, 2017.

Wealth management fees increased $10.1 million or 43 percent to $33.2 million for the year ended December 31, 2018 from $23.2 million in 2017.  The growth in fee income was due to several factors, including the acquisitions noted above, as well as continued healthy new business results, somewhat offset by normal levels of disbursements and outflows.

The Company continues to incorporate wealth management into conversations it has with the Company’s clients, across business lines.  The Company has expanded its wealth management team and intends to continue to grow organically and through acquisition.

Private Wealth Management Division expenses increased to $28.8 million for the year ended December 31, 2018 from $20.2 million for 2017, an increase of $8.6 million, or 42 percent. Other operating expenses increased $1.7 million or 18 percent to $10.8 million for the year ended 2018 when compared to 2017. Compensation and benefits expense totaled $17.9 million and $11.0 million for the years ended December 31, 2018 and 2017, respectively, increasing $6.9 million or 62 percent.  Operating expenses relative to the Private Wealth Management Division reflected increases due to the MCM, Quadrant and Lassus Wherley acquisistions, overall growth in the business, new hires and select third party expenditures.  Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.  Generally, revenue and profitability related to the new personnel will lag expenses by several quarters.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:

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

The following strategies are among those used to manage interest rate risk:

•	Actively market C&I loan originations, which tend to have adjustable-rate features, and which generate customer relationships that can result in higher core deposit accounts;
•	Actively market equipment finance leases and loans, which tend to have shorter terms and higher interest rates than real estate lending;
•	Manage residential mortgage portfolio originations to adjustable-rate and/or shorter-term and/or “relationship” loans that result in core deposit and/or wealth relationships;
•	Actively market core deposit relationships, which are generally longer duration liabilities;
•	Utilize medium to longer term certificates of deposit and/or wholesale borrowings to extend liability duration;
•	Utilize interest rate swaps to extend liability duration;
•	Utilize a loan level / back to back interest rate swap program, which converts a borrower’s fixed rate loan to adjustable rate for the Company;
•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;

•	Maintain adequate levels of capital; and
•	Utilize loan sales, especially longer-term residential loans, and/or loan participations.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $230.0 million.

In addition, the Company has a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and result in a final floating rate exposure for the Company.  As of December 31, 2018, $558.7 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The model is based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The model incorporates certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2018. The model assumes changes in interest rates without any proactive change in the balance sheet by management. In the model, the forecasted shape of the yield curve remained static as of December 31, 2018.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2018, net interest income for year 1 would increase approximately 3.5 percent, when compared to a flat interest rate scenario.  In year 2 this sensitivity improves to an increase of 7.5 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at December 31, 2018, net interest income would decline approximately 5.4 percent for year 1 and 7.7 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2018.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$633,931	$18,308	2.97%	14.35%	89
+100	627,756	12,133	1.97	13.97	51
Flat interest rates	615,623	—	—	13.46	—
-100	587,464	(28,159)	(4.57)	12.66	(80)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Peapack-Gladstone Financial Corporation

Bedminster, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2006.

Livingston, New Jersey

March 14, 2019

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share and per share data)	2018	2017
ASSETS
Cash and due from banks	$5,914	$4,415
Federal funds sold	101	101
Interest-earning deposits	154,758	108,931
Total cash and cash equivalents	160,773	113,447
Securities available for sale	377,936	327,633
Equity security, at fair value	4,719	—
FHLB and FRB stock, at cost	18,533	13,378
Loans held for sale, at fair value	1,576	984
Loans held for sale, at lower of cost or fair value	3,542	187
Loans	3,927,931	3,704,440
Less: allowance for loan losses	38,504	36,440
Net loans	3,889,427	3,668,000
Premises and equipment	27,408	29,476
Other real estate owned	—	2,090
Accrued interest receivable	10,814	9,452
Bank owned life insurance	45,353	44,586
Deferred tax assets, net	—	552
Goodwill	24,417	17,107
Other intangible assets	7,982	6,729
Other assets	45,378	26,926
Total assets	$4,617,858	$4,260,547
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$463,926	$539,304
Interest-bearing deposits:
Checking	1,247,305	1,152,483
Savings	114,674	119,556
Money market accounts	1,243,369	1,091,385
Certificates of deposit - retail	510,724	344,652
Certificates of deposit - listing service	79,195	198,383
Subtotal deposits	3,659,193	3,445,763
Interest-bearing demand – Brokered	180,000	180,000
Certificates of deposit - Brokered	56,147	72,591
Total deposits	3,895,340	3,698,354
FHLB advances	108,000	37,898
Capital lease obligation	8,362	9,072
Subordinated debt, net	83,193	83,024
Deferred tax liabilities, net	16,029	—
Accrued expenses and other liabilities	37,921	28,521
Total liabilities	4,148,845	3,856,869
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 19,745,840 at December 31, 2018 and 19,027,812 at December 31, 2017; outstanding shares, 19,337,662 at December 31, 2018 and 18,619,634 at December 31, 2017)	16,459	15,858
Surplus	309,088	283,552
Treasury stock at cost (408,178 shares at both December 31, 2018 and 2017)	(8,988)	(8,988)
Retained earnings	154,799	114,468
Accumulated other comprehensive loss	(2,345)	(1,212)
Total shareholders’ equity	469,013	403,678
Total liabilities and shareholders’ equity	$4,617,858	$4,260,547

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2018	2017	2016
INTEREST INCOME
Loans, including fees	$148,576	$130,971	$111,971
Securities available for sale:
Taxable	8,903	6,271	4,018
Tax-exempt	401	464	508
Interest-earning deposits	1,806	1,021	551
Total interest income	159,686	138,727	117,048
INTEREST EXPENSE
Checking accounts	8,125	4,229	2,146
Savings and money market accounts	12,806	6,375	3,244
Certificates of deposit	9,938	7,118	6,270
Overnight and short-term borrowings	2,155	220	316
Federal Home Loan Bank advances	1,451	1,143	1,448
Capital lease obligation	418	451	478
Subordinated debt	4,887	3,206	1,696
Subtotal – interest expense	39,780	22,742	15,598
Interest-bearing demand - brokered	3,135	2,934	3,020
Interest on certificates of deposits – brokered	1,608	1,910	1,995
Total interest expense	44,523	27,586	20,613
Net interest income before provision for loan and lease losses	115,163	111,141	96,435
Provision for loan and lease losses	3,550	5,850	7,500
Net interest income after provision for loan and lease losses	111,613	105,291	88,935
OTHER INCOME
Wealth management fee income	33,245	23,183	18,240
Service charges and fees	3,502	3,239	3,252
Bank owned life insurance	1,381	1,356	1,407
Gain on loans held for sale at fair value (mortgage banking)	334	401	1,010
(Loss)/gain on loans held for sale at lower of cost or fair value	(4,392)	412	1,233
Fee income related to loan level, back-to-back swaps	3,844	2,814	1,638
Gain on sale of SBA loans	1,636	1,564	623
Other income	5,036	1,658	1,396
Securities (losses)/gains, net	(393)	—	119
Total other income	44,193	34,627	28,918
OPERATING EXPENSES
Compensation and employee benefits	62,802	53,956	45,003
Premises and equipment	13,497	11,988	11,245
FDIC insurance expense	2,443	2,366	4,758
Other operating expenses	19,344	17,301	14,106
Total operating expenses	98,086	85,611	75,112
Income before income tax expense	57,720	54,307	42,741
Income tax expense	13,550	17,810	16,264
Net income	$44,170	$36,497	$26,477

EARNINGS PER SHARE
Basic	$2.33	$2.07	$1.62
Diluted	2.31	2.03	1.60

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2018	2017	2016
Net income	$44,170	$36,497	$26,477
Other comprehensive (loss)/income:
Unrealized losses on available for sale securities:
Unrealized losses arising during the period	(1,462)	(1,169)	(2,310)

Less: Reclassification adjustment for net losses/(gains) included in net income	288	—	(119)
	(1,174)	(1,169)	(2,429)
Tax effect	255	438	930
Net of tax	(919)	(731)	(1,499)

Unrealized (loss)/gain on cash flow hedge
Unrealized holding (loss)/gain	(328)	2,138	587
Reclassification adjustment for losses included in net income	(124)	—	—
	(452)	2,138	587
Tax effect	111	(873)	(240)
Net of tax	(341)	1,265	347

Total other comprehensive (loss)/income	(1,260)	534	(1,152)

Total comprehensive income	$42,910	$37,031	$25,325

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except share and per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2016
16,068,119 common shares outstanding	$—	$13,717	$213,203	$(8,988)	$58,123	$(379)	$275,676
Net Income 2016					26,477		26,477
Other comprehensive loss						(1,152)	(1,152)
Restricted stock forfeitures, (12,133) shares		(10)	10				—
Restricted stock repurchased on vesting to pay taxes, (29,088) shares		(24)	(530)				(554)
Amortization of restricted stock awards/units			2,836				2,836
Cash dividends declared on common stock ($0.20 per share)					(3,296)		(3,296)
Common stock option expense			56				56
Common stock options exercised, 70,632 net of 9,723 used to exercise and related taxes benefits, 60,909 shares		59	1,010				1,069
Sales of shares (Dividend Reinvestment Program), 1,137,998 shares		948	21,513				22,461
Issuance of shares for Employee Stock Purchase plan, 32,190 shares		27	610				637
Balance at December 31, 2016
17,257,995 common shares outstanding	$—	$14,717	$238,708	$(8,988)	$81,304	$(1,531)	$324,210
Net income 2017					36,497		36,497
Other comprehensive income						534	534
Restricted stock units issued 74,936 shares		62	(62)				—
Restricted stock forfeitures, (479) shares		(1)	1				—
Restricted stock units/awards repurchased on vesting to pay taxes, (58,598) shares		(49)	(1,777)				(1,826)
Amortization of restricted stock awards/units			3,741				3,741
Cash dividends declared on common stock ($0.20 per share)					(3,548)		(3,548)
Common stock option expense			6				6
Common stock options exercised, 50,473 net of 8,764 used to exercise and related taxes benefits, 41,709 shares		42	648				690
Sales of shares (Dividend Reinvestment Program), 1,204,710 shares		1,004	35,584				36,588
Issuance of shares for Employee Stock Purchase plan, 25,404 shares		21	776				797
Issuance of shares for Employee’s Savings and Investment plan 30,123 shares		25	864				889
Issuance of common stock for acquisition, 43,834 shares		37	1,463				1,500
Common stock to be issued for acquisition			3,600				3,600
Reclassification of certain deferred tax effects					215	(215)	—
Balance at December 31, 2017
18,619,634 common shares outstanding	$—	$15,858	$283,552	$(8,988)	$114,468	$(1,212)	$403,678

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Net income 2018					44,170		44,170
Other comprehensive income						(1,260)	(1,260)
Cumulative effect adjustment for adoption of ASU 2016-01					(127)	127	—
Restricted stock units issued 90,771 shares		76	(76)				—
Restricted stock awards forfeitures, (94,034) shares		(78)	78				—
Restricted stock units/awards repurchased on vesting to pay taxes, (45,404) shares		(38)	(1,502)				(1,540)
Amortization of restricted awards/units			4,445				4,445
Cash dividends declared on common stock ($0.20 per share)					(3,712)		(3,712)
Common stock options exercised, 23,148 net of 2,374 used to exercise and related taxes benefits, 20,774 shares		19	256				275
Sales of shares (Dividend Reinvestment Program), 542,302 shares		452	16,225				16,677
Issuance of shares for Employee Stock Purchase plan, 29,273 shares		24	934				958
Issuance of shares for Employee’s Savings and Investment plan 34,449 shares		29	1,010				1,039
Issuance of common stock for acquisition, 139,897 shares		117	4,166				4,283
Balance at December 31, 2018
19,337,662 common shares outstanding	$—	$16,459	$309,088	$(8,988)	$154,799	$(2,345)	$469,013

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2018	2017	2016
Operating activities:
Net income	$44,170	$36,497	$26,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,127	3,275	3,093
Amortization of premium and accretion of discount on securities, net	1,399	1,697	1,478
Amortization of restricted stock	4,445	3,741	2,836
Amortization of intangible assets	1,187	321	124
Amortization of subordinated debt costs	169	135	71
Provision for loan losses	3,550	5,850	7,500
Valuation allowance on other real estate owned	232	—	—
Stock-based compensation and employee stock purchase plan expense	189	122	156
Deferred tax expense	17,042	14,118	952
Fair value adjustment for equity security	105	—	—
Loss/(gain) on sale of securities, available for sale, net	288	—	(119)
Proceeds from sales of loans held for sale (1)	44,483	45,763	72,477
Loans originated for sale (1)	(44,075)	(43,381)	(70,874)
Gain on loans held for sale (1)	(1,970)	(1,965)	(1,633)
Loss/(gain) on sale of loans held for sale at lower of cost or fair value	4,392	(412)	(1,233)
Loss/(gain) on sale of other real estate owned	58	—	(5)
Gain on death benefit	(3,000)	(62)	—
Increase in cash surrender value of life insurance, net of split dollar liability	(767)	(818)	(921)
Increase in accrued interest receivable	(1,362)	(1,299)	(1,333)
(Increase)/decrease in other assets	(8,485)	(9,977)	945
(Decrease)/increase in accrued expenses and other liabilities	(929)	2,330	2,935
Net cash provided by operating activities	64,248	55,935	42,926
Investing activities:
Principal repayments, maturities and calls of securities available for sale	79,313	66,450	67,999
Redemptions for FHLB & FRB stock	87,602	40,561	61,606
Sales of securities available for sale	19,542	—	5,499
Purchase of securities available for sale	(156,893)	(91,561)	(187,043)
Purchase of FHLB & FRB stock	(92,758)	(40,126)	(61,435)
Proceeds from sale of loans held for sale at lower of cost or fair value	126,898	109,454	201,681
Net increase in loans, net of participations sold	(358,652)	(505,046)	(518,832)
Sales of other real estate owned	1,800	534	568
Purchases of premises and equipment	(1,059)	(2,380)	(3,218)
Purchase of wealth management company	(3,500)	(13,500)	—
Proceeds from death benefit	—	100	—
Net cash used in investing activities	(297,707)	(435,514)	(433,175)

	Years Ended December 31,
	2018	2017	2016
Financing activities:
Net increase in deposits	196,986	286,517	476,367
Net decrease in overnight borrowings	—	—	(40,700)
Proceeds from FHLB advances	105,000	—	—
Repayments of FHLB advances	(34,898)	(23,897)	(21,897)
Dividends paid on common stock	(3,712)	(3,548)	(3,296)
Exercise of stock options, net stock swaps	275	690	1,069
Restricted stock repurchased on vesting to pay taxes	(1,540)	(1,826)	(554)
Proceeds from issuance of subordinated debt	—	34,125	48,693
Sale of common shares (Dividend Reinvestment Program)	16,677	36,588	22,461
Issuance of shares for employee’s savings and investment plan	1,039	889	—
Issuance of shares for employee stock purchase plan	958	797	637
Net cash provided by financing activities	280,785	330,335	482,780
Net increase/(decrease) in cash and cash equivalents	47,326	(49,244)	92,531
Cash and cash equivalents at beginning of year	113,447	162,691	70,160
Cash and cash equivalents at end of year	$160,773	$113,447	$162,691
Supplemental disclosures of cash flow information

Cash paid during the year for:
Interest	$42,768	$26,506	$19,965
Income taxes, net	3,605	11,597	14,870
Transfer of loans to loans held for sale	137,317	—	182,694
Transfer of loans held for sale to loan portfolio	—	—	30,121
Transfer of loans to other real estate owned	—	2,090	534
Acquisitions (Note 19)
Goodwill	7,310	15,534	—
Customer relationship & other intangibles	2,440	5,466	—

(1)

Includes mortgage loans originated with the intent to sell which are carried at fair value. In addition, this includes the guaranteed portion of SBA loans which are carried at the lower of cost or fair value.

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated financial statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware, Peapack Capital Corporation (formed in the second quarter of 2017), Murphy Capital Management (“MCM”) (acquired in the third quarter of 2017), Quadrant Capital Management (“Quadrant”) (acquired in the fourth quarter of 2017), Lassus Wherley and Associates (“Lassus Wherley”) (acquired in the third quarter of 2018), Peapack-Gladstone Mortgage Group, Inc. and Peapack-Gladstone Mortgage Group’s wholly-owned subsidiary, PG Investment Company of Delaware, Inc. and its wholly-owned subsidiary, Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company. While the following footnotes include the collective results of the Company and the Bank, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

Business: The Bank is a commercial bank that provides innovative private banking services to businesses, non-profits and consumers. Wealth management services are also provided through its subsidiaries, PGB Trust & Investments of Delaware, MCM, Quadrant and Lassus Wherley. The Bank is subject to competition from other financial institutions, is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Segment Information:  The Company’s business is conducted through two business segments: its banking subsidiary, which involves the delivery of loan and deposit products to customers, and the Private Wealth Management Division, which includes asset management services provided for individuals and institutions. Management uses certain methodologies to allocate income and expense to the business segments.

The Banking segment includes commercial (includes C&I and equipment financing), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support sales.

Peapack-Gladstone Bank’s Private Wealth Management Division includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust and Investments of Delaware, MCM, QCM and Lassus Wherley.  Wealth management fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of AUM at month-end.  Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e. trade date).

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

Securities:    All debt securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax, with the exception of the Company’s investment in a CRA investment fund, which is classified as an equity security.  In accordance with ASU 2016-01, “Financial Instruments” (adopted January 1, 2018) unrealized holding gains and losses on equity securities are marked to market through the income statement.

Interest income includes amortization of purchase premiums and discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated and premiums on callable debt securities which are amortized to the earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

The Bank is also a member of the Federal Reserve Bank of New York and required to own a certain amount of FRB stock. FRB stock is carried at cost and classified as a restricted security. Dividends are reported as income.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $35.1 million and $20.1 million as of December 31, 2018 and 2017, respectively.  SBA loans held for sale totaled $1.2 million and $187 thousand as of December 31, 2018 and 2017, respectively.  The servicing asset recorded was not material.

Loans originated with the intent to hold and subsequently transferred to loans held for sale are carried at the lower of cost or fair value. These are loans that the Company no longer has the intent to hold for the foreseeable future.

Loans:  Loans that Management has the intent and ability to hold for the foreseeable future or until maturity are stated at the principal amount outstanding. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less purchased premium and discounts and net deferred fees. Loan origination fees and certain direct loan origination costs are deferred and recognized on a level-yield method, over the life of the loan as an adjustment to the loan’s yield. The definition of recorded investment in loans includes accrued interest receivable and deferred fees/cost, however, for the Company’s loan disclosures, accrued interest and deferred fees/costs was excluded as the impact was not material.

Loans are considered past due when they are not paid within 30 days in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six consecutive months. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Nonaccrual mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in New Jersey and New York.

Allowance for Loan Losses: The allowance for loan and lease losses is a valuation allowance for credit losses that is Management’s estimate of inherent losses in the loan portfolio.  The process to determine reserves utilizes analytic tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an impairment analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the size and composition of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans via a specific reserve, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both December 31, 2018 and December 31, 2017, the multiple was 2.25 times for non-impaired special mention loans and 3.5 times for non-impaired substandard loans.

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

Consumer and Other.  These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments.  Consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.

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

Other Real Estate Owned (OREO):  OREO acquired through foreclosure on loans secured by real estate is initially recorded at fair value, less estimated costs to sell.  Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The assets are subsequently accounted for at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, losses resulting from write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other noninterest expense and other noninterest income, as appropriate.

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

Employee’s Savings and Investment Plan:  The Company has a 401(k) profit-sharing and investment plan, which covers substantially all salaried employees over the age of 21 with at least 12 months of service.  The Company made contributions of $1.0 million and $889 thousand in Company common stock during 2018 and 2017.

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

Employee Stock Purchase Plan (“ESPP”):  On April 22, 2014, the shareholders of the Company approved the 2014 ESPP.  The ESPP provides for the granting of rights to purchase up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. Subject to certain eligibility requirements and restrictions, the ESPP allows employees to purchase shares during four three-month offering periods (“Offering Period”). Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between one percent and 15 percent of their compensation. At the end of each Offering Period on the purchase date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price. The purchase price is an amount equal to 85 percent of the closing market price of a share of common stock on the purchase date. Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the period without penalty. The fair value of each share purchase right is determined using the Black-Scholes option pricing model.  The Company recorded $189 thousand, $116 thousand and $100 thousand of expense in salaries and employee benefits expense for the twelve months ended December 31, 2018, 2017 and 2016.  Total shares issued under the ESPP were 29,273, 25,404 and 32,190 during 2018, 2017 and 2016, respectively.

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

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2018, 2017 and 2016:

(In thousands, except share and per share data)	2018	2017	2016
Net income available to common shareholders	$44,170	$36,497	$26,477
Basic weighted average shares outstanding	18,965,305	17,659,625	16,318,868
Plus: common stock equivalents	183,340	284,060	196,130
Diluted weighted average shares outstanding	19,148,645	17,943,685	16,514,998
Earnings per share:
Basic	$2.33	$2.07	$1.62
Diluted	2.31	2.03	1.60

As of December 31, 2018, restricted stock units totaling 257,422 were not included in the computation of diluted earnings per share because they were anti-dilutive.  There were no stock options or restricted stock units excluded in the computation of diluted earnings per share for the year ended December 31, 2017 because they were all dilutive, meaning that the exercise price of the option was greater than the average market price for the period.  Stock options totaling 2,479 shares were not included in the computation of diluted earnings per share in the year ended December 31, 2016, because they were considered anti-dilutive.  Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of New York was required to meet regulatory reserve and clearing requirements.

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

Goodwill and Other Intangible Assets:  Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill and assembled workforce are the intangible asset with an indefinite life on our balance sheet.

Other intangible assets primarily consist of customer relationship intangible assets arising from acquisition are amortized on an accelerated method over their estimated useful lives, which range from 5 to 15 years.

Reclassification: Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2018 presentation and had no effect on the consolidated income statements or the consolidated statements of changes in shareholders’ equity.

New Accounting Policies:  On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all subsequent amendments to the ASU (collectively, “ASC 606”).  The majority of the Company’s revenues come from interest income, income from bank owned life insurance, gains on sales of loans and securities and derivatives income that are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 include wealth management fee income, investment brokerage fees, service charges and fees, sale of OREO and other income are presented within Non-Interest Income. Refer to footnote 8 “Revenue from Contracts with Customers” for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606. The adoption of this guidance has not changed the recognition of our current revenue sources and did not have a material impact to the consolidated financial statements.

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

In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842) Targeted Improvements” which allows entities adopting ASU No. 2016-02 to choose an additional transition method, under which an entity to initially applies the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendment in this update becomes effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company has elected the transition method permitted by ASU No. 2018-11 under which an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted.  Upon adoption of the new lease guidance on January 1, 2019, the Company recorded a lease liability of approximately $8.2 million, a right-of-use-asset of approximately $7.9 million and a cumulative effect adjustment to retained earnings of approximately $658 thousand.

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.  The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  This ASU will be effective for public business entities (PBEs) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio.  The Company is also currently evaluating the impact the CECL model will have on our accounting and allowance for loans losses. The Company is in the process of evaluating third party firms to assist in the development of a CECL program and has selected an in-house software model to assist in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company expects to recognize a one-time cumulative-effect adjustment to our allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our consolidated financial condition or results of operations.

On August 26, 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments)”. This ASU addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This amendment is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There is no material impact on our consolidated statement of cash flows as a result of the adoption of this ASU.

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

In August 2017, the FASB issued ASU 2017-12: “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”. The updated guidance makes targeted changes to the existing hedge accounting model to better align the accounting rules with a company’s risk management activities, and to simplify the application of the hedge accounting model.  ASU 2017-12 expands the types of transactions eligible for hedge accounting, eliminates the requirement to separately measure and present hedge ineffectiveness, simplifies the way assessments of hedge ineffectiveness may be performed and relaxes the documentation requirements for entering into hedging positions. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company early adopted ASU 2017-12 on July 1, 2018. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. The adoption of ASU 2017-12 did not have a significant impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The revised guidance is effective for all companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Companies are permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The revised guidance is not expected to have a material impact on our consolidated financial condition or results of operations.

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of December 31, 2018 and 2017 follows:

	2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$102,915	$82	$(984)	$102,013
Mortgage-backed securities-residential	254,383	418	(3,439)	251,362
SBA pool securities	3,883	—	(44)	3,839
State and political subdivisions	17,729	27	(146)	17,610
Corporate bond	3,000	112	—	3,112
Total	$381,910	$639	$(4,613)	$377,936

	2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$44,476	$—	$(775)	$43,701
Mortgage-backed securities-residential	244,913	583	(2,380)	243,116
SBA pool securities	5,262	—	(57)	5,205
State and political subdivisions	24,910	87	(129)	24,868
Corporate bond	3,000	82	—	3,082
Single-issuer trust preferred security	2,999	—	(162)	2,837
CRA investment fund	5,000	—	(176)	4,824
Total	$330,560	$752	$(3,679)	$327,633

The amortized cost and fair value of investment securities available for sale as of December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities, marketable equity securities are shown separately.

Maturing in:
(In thousands)	Amortized Cost	Fair Value
One year or less	$5,474	$5,476
After one year through five years	34,189	33,545
After five years through ten years	81,184	80,916
After ten years	2,797	2,798
	123,644	122,735
Mortgage-backed securities-residential	254,383	251,362
SBA pool securities	3,883	3,839
Total	$381,910	$377,936

Securities available for sale with a fair value of $337.1 million and $209.0 million as of December 31, 2018 and December 31, 2017, respectively, were pledged, but not necessarily encumbered, to secure public funds and for other purposes required or permitted by law.

The following is a summary of the gross gains, gross losses and net tax expense related to proceeds on sales of securities available for sale for the years ended December 31:

(In thousands)	2018	2017	2016
Proceeds on sales	$19,542	$—	$5,499
Gross gains	45	—	133
Gross losses	(333)	—	(14)
Net tax (benefit)/expense	(68)	—	44

The following table presents the Company’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2018 and 2017.

	2018
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government- sponsored agencies	$18,840	$(103)	$33,600	$(881)	$52,440	$(984)
Mortgage-backed securities-residential	51,697	(303)	136,130	(3,136)	187,827	(3,439)
SBA pool securities	—	—	3,839	(44)	3,839	(44)
State and political subdivisions	421	(1)	7,274	(145)	7,695	(146)
Total	$70,958	$(407)	$180,843	$(4,206)	$251,801	$(4,613)

	2017
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government- sponsored agencies	$32,166	$(317)	$11,535	$(458)	$43,701	$(775)
Mortgage-backed securities-residential	116,774	(1,000)	71,646	(1,380)	188,420	(2,380)
SBA pool securities	—	—	5,205	(57)	5,205	(57)
State and political subdivisions	5,628	(97)	3,760	(32)	9,388	(129)
Single-issuer trust preferred security	—	—	2,837	(162)	2,837	(162)
CRA investment fund	—	—	4,824	(176)	4,824	(176)
Total	$154,568	$(1,414)	$99,807	$(2,265)	$254,375	$(3,679)

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

No other-than-temporary impairment charges were recognized in 2018, 2017 or 2016.

During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments” which resulted in the reclassification of the Company’s investment in the CRA investment fund from available for sale to equity securities, which resulted in a loss of $281 thousand for the year ended December 31, 2018.  This amount is included in securities losses on the Consolidated Statements of Income.

3.  LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2018	Loans	2017	Loans
Residential mortgage	$571,570	14.55%	$576,356	15.56%
Multifamily mortgage	1,135,805	28.92	1,388,958	37.49
Commercial mortgage	702,165	17.88	626,656	16.92
Commercial loans (including equipment financing)	1,397,057	35.57	958,294	25.87
Home equity lines of credit	62,191	1.58	67,497	1.82
Consumer loans, including fixed rate home equity loans	58,678	1.49	86,277	2.33
Other loans	465	0.01	402	0.01
Total loans	$3,927,931	100.00%	$3,704,440	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio classes have been identified as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2018	Loans	2017	Loans
Primary residential mortgage	$600,891	15.31%	$605,569	16.35%
Home equity lines of credit	62,191	1.58	67,497	1.82
Junior lien loan on residence	7,418	0.19	7,073	0.19
Multifamily property	1,135,805	28.94	1,388,958	37.51
Owner-occupied commercial real estate	261,193	6.65	253,492	6.85
Investment commercial real estate	1,001,918	25.53	874,098	23.61
Commercial and industrial	616,838	15.72	316,294	8.54
Lease financing	172,643	4.40	90,052	2.43
Farmland/Agricultural production	149	0.01	160	0.01
Commercial construction	86	0.01	92	0.01
Consumer and other	65,180	1.66	99,247	2.68
Total loans	$3,924,312	100.00%	$3,702,532	100.00%
Net deferred costs	3,619		1,908
Total loans including net deferred costs	$3,927,931		$3,704,440

Loans are transferred from the loan portfolio to held for sale when the Company no longer has the intent to hold the loans for the foreseeable future.

The Company sold approximately $131.3 million in multifamily whole loans during 2018.  Loss on sale of whole loans sold in 2018 totaled approximately $4.4 million.  The Company sold approximately $109.9 million in residential and multifamily whole loans during 2017.  Gain on sale of whole loans sold in 2017 totaled approximately $412 thousand.  The Company sold approximately $234.8 million in multifamily loans during 2016.  The loans sold in 2016 included both whole loan sales and loan participations.  Gain on sale of whole loans sold in 2016 totaled approximately $1.2 million and none of the loans were sold at a loss.

The Company, through the Bank, may extend credit to officers, directors or their associates. These loans are subject to the Company’s normal lending policy and Federal Reserve Bank Regulation O.

The following table shows the changes in loans to officers, directors or their associates:

(In thousands)	2018	2017
Balance, beginning of year	$4,688	$4,788
New loans	2,174	511
Repayments	(2,288)	(611)
Loans with individuals no longer considered related parties	—	—
Balance, at end of year	$4,574	$4,688

The following tables present the loan balances by portfolio segment, based on impairment method, and the corresponding balances in the allowance for loan losses (“ALLL”) as of December 31, 2018 and 2017:

December 31, 2018
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$9,518	$262	$591,373	$3,244	$600,891	$3,506
Home equity lines of credit	255	—	61,936	164	62,191	164
Junior lien loan on residence	36	—	7,382	15	7,418	15
Multifamily property	1,262	—	1,134,543	5,959	1,135,805	5,959
Owner-occupied commercial real estate	1,574	—	259,619	2,614	261,193	2,614
Investment commercial real estate	18,655	—	983,263	14,248	1,001,918	14,248
Commercial and industrial	—	—	616,838	9,839	616,838	9,839
Lease financing	—	—	172,643	1,772	172,643	1,772
Secured by farmland and agricultural production	—	—	149	2	149	2
Commercial construction	—	—	86	1	86	1
Consumer and other	—	—	65,180	384	65,180	384
Total ALLL	$31,300	$262	$3,893,012	$38,242	$3,924,312	$38,504

December 31, 2017
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$9,802	$482	$595,767	$3,603	$605,569	$4,085
Home equity lines of credit	27	—	67,470	221	67,497	221
Junior lien loan on residence	52	—	7,021	12	7,073	12
Multifamily property	—	—	1,388,958	10,007	1,388,958	10,007
Owner-occupied commercial real estate	2,503	—	250,989	2,385	253,492	2,385
Investment commercial real estate	10,681	40	863,417	11,893	874,098	11,933
Commercial and industrial	—	—	316,294	6,563	316,294	6,563
Lease financing	—	—	90,052	884	90,052	884
Secured by farmland and agricultural production	—	—	160	—	160	—
Commercial construction	—	—	92	1	92	1
Consumer and other	—	—	99,247	349	99,247	349
Total ALLL	$23,065	$522	$3,679,467	$35,918	$3,702,532	$36,440

Impaired loans include nonaccrual loans of $25.7 million at December 31, 2018 and $13.5 million at December 31, 2017. Impaired loans also include performing troubled debt restructured loans of $4.3 million at December 31, 2018 and $9.5 million at December 31, 2017.  At December 31, 2018, the allowance allocated to troubled debt restructured loans totaled $262 thousand of which $161 thousand was allocated to nonaccrual loans.  At December 31, 2017, the allowance allocated to troubled debt restructured loans totaled $423 thousand of which $173 thousand was allocated to nonaccrual loans. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of December 31, 2018.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2018 and 2017:

	December 31, 2018
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,789	$8,502	$—	$8,042
Owner-occupied commercial real estate	2,741	1,574	—	2,025
Investment commercial real estate	20,179	18,655	—	13,999
Home equity lines of credit	257	255	—	123
Junior lien loan on residence	102	36	—	45
Multifamily	1,262	1,262	—	105
Total loans with no related allowance	$34,330	$30,284	$—	$24,339
With related allowance recorded:
Primary residential mortgage	$1,016	$1,016	$262	$1,144
Total loans with related allowance	$1,016	$1,016	$262	$1,144
Total loans individually evaluated for impairment	$35,346	$31,300	$262	$25,483

	December 31, 2017
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,607	$8,388	$—	$10,847
Owner-occupied commercial real estate	3,238	2,503	—	1,568
Investment commercial real estate	9,564	9,500	—	9,971
Home equity lines of credit	29	27	—	38
Junior lien loan on residence	110	52	—	92
Total loans with no related allowance	$22,548	$20,470	$—	$22,516
With related allowance recorded:
Primary residential mortgage	$1,435	$1,414	$482	$1,399
Investment commercial real estate	1,181	1,181	40	1,198
Total loans with related allowance	$2,616	$2,595	$522	$2,597
Total loans individually evaluated for impairment	$25,164	$23,065	$522	$25,113

Interest income recognized on impaired loans during 2018, 2017 and 2016 was not material.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2018 and 2017:

	December 31, 2018
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$5,215	$—
Home equity lines of credit	235	—
Junior lien loan on residence	36	—
Owner-occupied commercial real estate	1,574	—
Investment commercial real estate	18,655	—
Total	$25,715	$—

	December 31, 2017
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$6,056	$—
Home equity lines of credit	6	—
Junior lien loan on residence	52	—
Owner-occupied commercial real estate	2,503	—
Investment commercial real estate	4,913	—
Total	$13,530	$—

The following tables present the recorded investment in past due loans as of December 31, 2018 and 2017 by class of loans, excluding nonaccrual loans:

	December 31, 2018
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$606	$491	$—	$1,097
Consumer and other	2	—	—	2
Total	$608	$491	$—	$1,099

	December 31, 2017
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$216	$—	$—	$216
Consumer and other	30	—	—	30
Total	$246	$—	$—	$246

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

The table below presents, based on the most recent analysis performed, the risk category of loans by class of loans for December 31, 2018 and 2017.

December 31, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$590,372	$943	$9,576	$—
Home equity lines of credit	61,936	—	255	—
Junior lien loan on residence	7,382	—	36	—
Multifamily property	1,130,926	3,263	1,616	—
Owner-occupied commercial real estate	255,417	249	5,527	—
Investment commercial real estate	948,300	20,756	32,862	—
Commercial and industrial	608,262	417	8,159	—
Lease financing	172,643	—	—	—
Secured by farmland and agricultural	149	—	—	—
Commercial construction	—	86	—	—
Consumer and other loans	64,946	—	234	—
Total	$3,840,333	$25,714	$58,265	$—

December 31, 2017
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$594,846	$866	$9,857	$—
Home equity lines of credit	67,470	—	27	—
Junior lien loan on residence	7,021	—	52	—
Multifamily property	1,371,825	16,755	378	—
Owner-occupied commercial real estate	249,003	837	3,652	—
Investment commercial real estate	827,558	23,377	23,163	—
Commercial and industrial	306,341	7,488	2,465	—
Lease financing	90,052	—	—	—
Secured by farmland and agricultural	160	—	—	—
Commercial construction	—	92	—	—
Consumer and other loans	97,135	—	2,112	—
Total	$3,611,411	$49,415	$41,706	$—

At December 31, 2018, $31.2 million of substandard loans were also considered impaired as compared to December 31, 2017, when $21.8 million of substandard loans were also considered impaired.

The tables below present a roll forward of the ALLL for the years ended December 31, 2018, 2017 and 2016.

	January 1,				December 31,
	2018				2018
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,085	$(138)	$160	$(601)	$3,506
Home equity lines of credit	221	—	10	(67)	164
Junior lien loan on residence	12	—	68	(65)	15
Multifamily property	10,007	—	—	(4,048)	5,959
Owner-occupied commercial real estate	2,385	(361)	66	524	2,614
Investment commercial real estate	11,933	(1,335)	45	3,605	14,248
Commercial and industrial	6,563	(46)	109	3,213	9,839
Lease financing	884	—	—	888	1,772
Secured by farmland and agricultural	—	—	—	2	2
Commercial construction	1	—	—	—	1
Consumer and other	349	(68)	4	99	384
Total ALLL	$36,440	$(1,948)	$462	$3,550	$38,504

	January 1,				December 31,
	2017				2017
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,666	$(889)	$173	$1,135	$4,085
Home equity lines of credit	233	(23)	62	(51)	221
Junior lien loan on residence	16	(99)	26	69	12
Multifamily property	11,192	—	—	(1,185)	10,007
Owner-occupied commercial real estate	1,774	(734)	—	1,345	2,385
Investment commercial real estate	10,909	(123)	23	1,124	11,933
Commercial and industrial	4,164	(76)	115	2,360	6,563
Lease financing	—	—	—	884	884
Secured by farmland and agricultural	2	—	—	(2)	—
Commercial construction	9	—	—	(8)	1
Consumer and other	243	(77)	4	179	349
Total ALLL	$32,208	$(2,021)	$403	$5,850	$36,440

	January 1,				December 31,
	2016				2016
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,297	$(1,047)	$28	$2,388	$3,666
Home equity lines of credit	86	(91)	15	223	233
Junior lien loan on residence	66	—	140	(190)	16
Multifamily property	11,813	—	—	(621)	11,192
Owner-occupied commercial real estate	1,679	(11)	72	34	1,774
Investment commercial real estate	7,590	(520)	246	3,593	10,909
Commercial and industrial	2,209	(16)	29	1,942	4,164
Secured by farmland and agricultural	2	—	—	—	2
Commercial construction	2	—	—	7	9
Consumer and other	112	(5)	12	124	243
Total ALLL	$25,856	$(1,690)	$542	$7,500	$32,208

Troubled Debt Restructurings: The Company has allocated $262 thousand and $423 thousand of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2018 and December 31, 2017, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the years ended December 31, 2018, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2018:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$909	$909
Investment commercial real estate	1	$15,202	$15,202
Total	3	$16,111	$16,111

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	6	$1,223	$1,223
Total	6	$1,223	$1,223

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2016:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	7	$4,691	$4,691
Junior lien loan on residence	1	63	63
Commercial and industrial	1	26	26
Total	9	$4,780	$4,780

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses.  In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructuring during the years ended December 31, 2018, 2017 and 2016.

There were no payment defaults on loans modified as troubled debt restructurings within twelve months of modification during the year ended December 31, 2018.

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

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy. The modification of the terms of such loans may include one or more of the following: (1) a reduction of the stated interest rate of the loan to a rate that is lower than the current market rate for new debt with similar risk; (2) an extension of an interest only period for a predetermined period of time; (3) an extension of the maturity date; or (4) an extension of the amortization period over which future payments will be computed.  At the time a loan is restructured, the Bank performs a full re-underwriting analysis, which includes, at a minimum, obtaining current financial statements and tax returns, copies of all leases, and an updated independent appraisal of the property. A loan will continue to accrue interest if it can be reasonably determined that the borrower should be able to perform under the modified terms, that the loan has not been chronically delinquent (both to debt service and real estate taxes) or in nonaccrual status since its inception, and that there have been no charge-offs on the loan.  Restructured loans with previous charge-offs would not accrue interest at the time of the troubled debt restructuring. At a minimum, six consecutive months of contractual payments would need to be made on a restructured loan before returning it to accrual status. Once a loan is classified as a TDR, the loan is reported as a TDR until the loan is paid in full, sold or charged-off.  In rare circumstances, a loan may be removed from TDR status, if it meets the requirements of ASC 310-40-50-2.

4.  PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2018	2017
Land and land improvements	$6,243	$6,235
Buildings	12,653	12,589
Furniture and equipment	20,644	19,553
Leasehold improvements	11,943	11,819
Projects in progress	145	329
Capital lease asset	11,237	11,237
	62,865	61,762
Less: accumulated depreciation	35,457	32,286
Total	$27,408	$29,476

The Company has included leases in premises and equipment as follows:

(In thousands)	2018	2017
Land and buildings	$11,237	$11,237
Less: accumulated depreciation	5,411	4,663
Total	$5,826	$6,574

Projects in progress represents costs associated with renovations to the Company’s headquarters in addition to smaller renovation or equipment installation projects at other locations.

The Company recorded depreciation expense of $3.1 million, $3.3 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company leases its corporate headquarters building under a capital lease. The lease arrangement requires monthly payments through 2025.  Related depreciation expense of $607 thousand is included in each of the 2018, 2017 and 2016 results.

The Company also leases its Gladstone branch after completing a sale-leaseback transaction involving the property in 2011. The lease arrangement requires monthly payments through 2031. The Company had a deferred gain remaining on its sale-leaseback transaction of $490 thousand at December 31, 2018.  The deferred gain was removed as a cumulative-effect adjustment upon adoption of the new accounting guidance in topic 842 effective January 1, 2019. Related depreciation expense and accumulated depreciation of $141 thousand is included in each of the 2018, 2017 and 2016 results.

The following is a schedule by year of future minimum lease payments under capital leases, together with the present value of net minimum lease payments as of December 31, 2018:

(In thousands)
2019	$1,146
2020	1,195
2021	1,233
2022	1,391
2023	1,456
Thereafter	3,739
Total minimum lease payments	10,160
Less: amount representing interest	1,798
Present value of net minimum lease payments	$8,362

5.  OTHER REAL ESTATE OWNED

At December 31, 2018, the Company did not have other real estate owned.  At December 31, 2017, the Company had other real estate owned, totaling $2.1 million.

The following table shows the activity in other real estate owned, excluding the valuation allowance, for the years ended December 31:

(In thousands)	2018	2017
Balance, beginning of year	$2,090	$534
OREO properties added	—	2,090
Sales during year	(2,090)	(534)
Balance, end of year	$—	$2,090

The following table shows the activity in the valuation allowance for the years ended December 31:

(In thousands)	2018	2017	2016
Balance, beginning of year	$—	$—	$2,670
Additions charged to expense	232	—	—
Direct writedowns	(232)	—	(2,670)
Balance, end of year	$—	$—	$—

The following table shows expenses related to other real estate owned for the years ended December 31:

(In thousands)	2018	2017	2016
Net loss/(gain) on sales	$58	$—	$(5)
Provision for unrealized losses	232	—	—
Operating expenses, net of rental income	190	117	59
Total	$480	$117	$54

6.  DEPOSITS

Time deposits over $250,000 totaled $160.3 million and $160.0 million at December 31, 2018 and 2017, respectively.

The following table sets forth the details of total deposits as of December 31:

(Dollars in thousands)	2018		2017
Noninterest-bearing demand deposits	$463,926	11.91%	$539,304	14.59%
Interest-bearing checking	1,247,305	32.02	1,152,483	31.16
Savings	114,674	2.94	119,556	3.23
Money market	1,243,369	31.92	1,091,385	29.51
Certificates of deposit - retail	510,724	13.12	344,652	9.32
Certificates of deposit - listing service	79,195	2.03	198,383	5.36
Interest-bearing demand - Brokered	180,000	4.62	180,000	4.87
Certificates of deposit - Brokered	56,147	1.44	72,591	1.96
Total deposits	$3,895,340	100.00%	$3,698,354	100.00%

The scheduled maturities of time deposits as of December 31, 2018 are as follows:

(In thousands)
2019	$406,992
2020	115,018
2021	41,835
2022	17,914
2023	12,424
Over 5 Years	51,883
Total	$646,066

7.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from FHLB totaled $108.0 million at December 31, 2018, with a weighted average interest rate of 3.17 percent.  Advances from FHLB totaled $37.9 million at December 31, 2017, with a weighted average interest rate of 2.20 percent.

At December 31, 2018, advances totaling $108.0 million, with a weighted average rate of 3.17 percent, have fixed maturity dates.  At December 31, 2017, advances totaling $28.9 million, with a weighted average rate of 1.96 percent, have fixed maturity dates.  At December 31, 2018, the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $496.1 million multifamily mortgages totaling $1.0 billion and securities totaling $58.5 million, while at December 31, 2017, the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $550.0 million and multifamily totaling $1.1 billion.

The Company had $9.0 million of variable rate advances, with a weighted average rate of 2.95 percent at December 31, 2017. These advances were non-callable for two or three years and then callable quarterly with final maturities of ten years from the original date of the advance. All of these advances were beyond their initial non-callable periods. These advances were secured by pledges of investment securities totaling $13.5 million at December 31, 2017.

The advances had prepayment penalties.

The scheduled principal repayments and maturities of advances as of December 31, 2018 are as follows:

(In thousands)
2019	$3,000
2020	-
2021	60,000
2022	20,000
2023	25,000
Over 5 years	-
Total	$108,000

At both December 31, 2018 and December 31, 2017, there were no overnight borrowings with the FHLB. At December 31, 2018, unused short-term or overnight borrowing commitments totaled $1.3 billion from the FHLB, $22.0 million from correspondent banks and $1.3 billion at the Federal Reserve Bank of New York.

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

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less estimated costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of December 31, 2018.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$102,013	$—	$102,013	$—
Mortgage-backed securities-residential	251,362	—	251,362	—
SBA pool securities	3,839	—	3,839	—
State and political subdivisions	17,610	—	17,610	—
Corporate bond	3,112	—	3,112	—
CRA investment fund	4,719	4,719	—	—
Loans held for sale, at fair value	1,576	—	1,576	—
Derivatives:
Cash flow hedges	1,657	—	1,657	—
Loan level swaps	9,689	—	9,689	—
Total	$395,577	$4,719	$390,858	$—

Liabilities:
Derivatives:
Cash flow hedges	$(849)	$—	$(849)	$—
Loan level swaps	(9,689)	—	(9,689)	—
Total	$(10,538)	$—	$(10,538)	$—

(In thousands)	December 31, 2017
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$43,701	$—	$43,701	$—
Mortgage-backed securities-residential	243,116	—	243,116	—
SBA pool securities	5,205	—	5,205	—
State and political subdivisions	24,868	—	24,868	—
Corporate bond	3,082	—	3,082	—
Single-issuer trust preferred security	2,837	—	2,837	—
CRA investment fund	4,824	4,824	—	—
Loans held for sale, at fair value	984	—	984	—
Derivatives:
Cash flow hedges	1,394	—	1,394	—
Loan level swaps	3,131	—	3,131	—
Total	$333,142	$4,824	$328,318	$—

Liabilities:
Derivatives:
Cash flow hedges	$—	$—	$—	$—
Loan level swaps	(3,131)	—	(3,131)	—
Total	$(3,131)	$—	$(3,131)	$—

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2018 and December 31, 2017.

The following tables present residential loans held for sale, at fair value at the dates indicated:

	December 31, 2018	December 31, 2017
Residential loans contractual balance	$1,552	$972
Fair value adjustment	24	12
Total fair value of residential loans held for sale	$1,576	$984

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2018.

There were no loans measured for impairment using the fair value of collateral as of December 31, 2018 and December 31, 2017.

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 are as follows:

		Fair Value Measurements at December 31, 2018 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$160,773	$160,773	$—	$—	$160,773
Securities available for sale	377,936	—	377,936	—	377,936
CRA investment fund	4,719	4,719	—	—	4,719
FHLB and FRB stock	18,533	—	—	—	N/A
Loans held for sale, at fair value	1,576	—	1,576	—	1,576
Loans held for sale, at lower of cost or fair value	3,542	—	3,654	—	3,654
Loans, net of allowance for loan losses	3,889,427	—	—	3,852,004	3,852,004
Accrued interest receivable	10,814	—	1,875	8,939	10,814
Cash flow hedges	1,657	—	1,657	—	1,657
Loan level swaps	9,689	—	9,689	—	9,689
Financial liabilities
Deposits	$3,895,340	$3,249,274	$640,997	$—	$3,890,271
Federal Home Loan Bank advances	108,000	—	108,950	—	108,950
Subordinated debt	83,193	—	—	82,207	82,207
Accrued interest payable	2,868	331	2,482	55	2,868
Cash flow hedges	849	—	849	—	849
Loan level swaps	9,689	—	9,689	—	9,689

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 are as follows:

		Fair Value Measurements at December 31, 2017 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$113,447	$113,447	$—	$—	$113,447
Securities available for sale	327,633	4,824	322,809	—	327,633
FHLB and FRB stock	13,378	—	—	—	N/A
Loans held for sale, at fair value	984	—	984	—	984
Loans held for sale, at lower of cost or fair value	187	—	206	—	206
Loans, net of allowance for loan losses	3,668,000	—	—	3,649,132	3,649,132
Accrued interest receivable	9,452	—	1,041	8,411	9,452
Cash flow hedges	1,394	—	1,394	—	1,394
Loan level swaps	3,131	—	3,131	—	3,131
Financial liabilities
Deposits	$3,698,354	$3,082,728	$612,591	$—	$3,695,319
Federal Home Loan Bank advances	37,898	—	37,907	—	37,907
Subordinated debt	83,024	—	—	84,150	84,150
Accrued interest payable	1,756	192	1,495	69	1,756
Loan level swaps	3,131	—	3,131	—	3,131

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

Loans:  At December 31, 2018, the exit price observations are obtained from a third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations.  The valuation utilizes a discounted cash-flow based model relying on various assumptions including the probability of default, loss give default, portfolio liquidity and remaining term of the portfolio.  The new methodology is a result of the adoption of ASU 2016-01.

At December 31, 2017, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

9.  REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.

The following table presents the sources of noninterest income for the years ended December 31:

(In thousands)	2018	2017	2016
Service charges on deposits
Overdraft fees	$726	$715	$713
Interchange income	1,251	1,164	1,120
Other	1,525	1,360	1,419
Wealth management fees	32,356	22,273	17,552
Investment brokerage fees	889	910	688
(Losses)/gains on sales of OREO	(58)	—	5
Other (a)	7,504	8,205	7,421
Total noninterest other income	$44,193	$34,627	$28,918
(a)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the years ended December 31:

	2018
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$726	$—	$726
Interchange income	1,251	—	1,251
Other	1,525	—	1,525
Wealth management fees	—	32,356	32,356
Investment brokerage fees	—	889	889
Losses on sales of OREO	(58)	—	(58)
Other (a)	6,569	935	7,504
Total noninterest income	$10,013	$34,180	$44,193

	2017
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$715	$—	$715
Interchange income	1,164	—	1,164
Other	1,360	—	1,360
Wealth management fees	—	22,273	22,273
Investment brokerage fees	—	910	910
Gains/(losses) on sales of OREO	—	—	—
Other (a)	7,704	501	8,205
Total noninterest income	$10,943	$23,684	$34,627

	2016
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$713	$—	$713
Interchange income	1,120	—	1,120
Other	1,419	—	1,419
Wealth management fees	—	17,552	17,552
Investment brokerage fees	—	688	688
Gains/(losses) on sales of OREO	5	—	5
Other (a)	6,960	461	7,421
Total noninterest income	$10,217	$18,701	$28,918

(a)	All of the other category is outside the scope of ASC 606.

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

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income by $134 thousand, $129 thousand and $124 thousand for 2018, 2017, and 2016, respectively.

Wealth management fees (gross):  The Company earns wealth management fees from its contracts with trust customers to manage assets for investment, and/or to transact on their accounts.  These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of AUM at month-end.  Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e. trade date).

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

Gains/(losses) on sales of OREO:  The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present.  The Company recorded a loss on sale of OREO of $58 thousand for 2018 and a gain of $5 thousand in 2016.  The Company did not record a gain or loss in 2017.

Other:  All of the other income items are outside the scope of ASC 606.

10.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31:

(In thousands)	2018	2017	2016
Professional and legal fees	$4,668	$4,486	$3,459
Wealth Division other expense	2,421	2,418	2,029
Telephone	1,077	998	976
Advertising	1,340	1,108	824
Loan expense	340	485	715
Provision for ORE losses	232	—	—
Intangible amortization	1,187	321	124
Other operating expenses	8,079	7,485	5,979
Total other operating expenses	$19,344	$17,301	$14,106

11.  INCOME TAXES

The income tax expense included in the consolidated financial statements for the years ended December 31 is allocated as follows:

(In thousands)	2018	2017	2016
Federal:
Current (benefit)/expense	$(7,046)	$1,559	$13,207
Deferred expense	16,908	13,922	486
State:
Current expense	3,554	2,133	2,105
Deferred expense	134	196	466
Total income tax expense	$13,550	$17,810	$16,264

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21 percent for 2018 and 35 percent for both 2017 and 2016, respectively, to income before taxes as a result of the following:

(In thousands)	2018	2017	2016
Computed “expected” tax expense	$12,121	$19,008	$14,959
(Decrease)/increase in taxes resulting from:
Tax-exempt income	(402)	(584)	(496)
State income taxes	2,942	1,514	1,671
Bank owned life insurance income	(290)	(475)	(492)
Life insurance expense	148	479	297
Gain on death benefit	(630)	—	—
Interest disallowance	115	124	95
Meals and entertainment expense	25	76	77
Stock-based compensation	(481)	(982)	15
Tax reform impact	—	(1,648)	—
Other	2	298	138
Total income tax expense	$13,550	$17,810	$16,264

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$10,537	$9,972
Tax net operating loss carryforward	7,046	—
Lease adjustment	—	49
Post-retirement benefits	—	297
Organization costs	13	14
Unrealized loss on securities available for sale	969	714
Unrealized loss on equity security	79	—
Stock plan	1,534	118
Nonaccrual interest	31	31
Accrued compensation	189	900
Capital leases	1,051	774
Total gross deferred tax assets	$21,449	$12,869
Deferred tax liabilities:
Lease financing	$33,191	$10,091
Cash flow hedge	265	392
Deferred loan origination costs and fees	1,214	1,072
Deferred income	2,693	729
Investment securities, principally due to the accretion of bond discount	—	13
Other	115	20
Total gross deferred tax liabilities	37,478	12,317
Net deferred tax (liability)/asset	$(16,029)	$552

Based upon taxes paid and projected future taxable income, Management believes that it is more likely than not that the gross deferred tax assets will be realized.

At December 31, 2018 and 2017, the Company had no unrecognized tax benefits. The Company does not expect the amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  The Company had Federal tax net operating losses arising in 2018 related to accelerated depreciation on lease financing activity of approximately $34 million and may be carried forward indefinitely. These losses cannot be carried back.

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) (the “Act”) was signed into law.  The Act contains several changes in existing tax law impacting businesses, including a reduction in the Federal corporate income tax rate from 35 percent to 21 percent, effective January 1, 2018.  As a result, the Company’s effective tax rate was 23.5 percent for 2018 as compared to 32.8 percent for 2017. The Company determined a reduction in the value of its net deferred tax liability of approximately $1.6 million, which was a result of a reduction in the Federal corporate tax rate that is expected to apply to the reversal of the Company’s temporary differences. The Company recorded the reduction in the deferred tax liability as an income tax benefit in the Company’s statement of income in 2017.  The tax benefit was net of tax expense of $215 thousand related to the other comprehensive income revaluation adjustment.

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

The Company is subject to U.S. Federal income tax as well as income tax of various state jurisdictions. The Company is no longer subject to federal examination for tax years prior to 2015. The tax years of 2015, 2016 and 2017 remain open to federal examination. The Company is no longer subject to state and local examinations by tax authorities for tax years prior to 2014. The tax years of 2014, 2015, 2016 and 2017 remain open for state examination.

12.  BENEFIT PLANS

The Company sponsors a profit sharing plan and a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. Under the savings plan, the Company contributes three percent of salary for each employee regardless of the employees’ contributions as well as partially matching employee contributions.  Expense for the savings plan totaled approximately $2.2 million for the year ended December 31, 2018 and approximately $1.6 million for each of the years ended December 31, 2017 and 2016, respectively.

Contributions to the profit sharing plan are made at the discretion of the Board of Directors and all funds are invested solely in Company common stock. The Company did not contribute to the profit sharing plan in 2018, 2017 or 2016.

13.  STOCK-BASED COMPENSATION

The Company’s 2006 Long-Term Stock Incentive Plan and 2012 Long-Term Stock Incentive Plan allow the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. As of December 31, 2018, the total number of shares available for grant in all active plans was 1,641,485. There are no shares remaining for issuance with respect to the stock option plan approved in 2002; however, options granted under this plan are still included in the numbers below.

Options granted under the stock incentive plans are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair value of the common stock on the date of grant and expire not more than ten years after the date of grant.  Stock options may vest during a period of up to five years after the date of grant. Some options granted to officers at or above the senior vice president level were immediately exercisable at the date of grant. The Company has a policy of using authorized but unissued shares to satisfy option exercises.

Upon adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

Changes in options outstanding during 2018 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2018	120,083	$14.41
Exercised during 2018	(23,148)	15.45
Expired during 2018	(3,790)	24.82
Forfeited during 2018	(1,835)	18.91
Balance, December 31, 2018	91,310	$13.63	2.70 years	$1,055
Vested and expected to vest	91,310	$13.63	2.70 years	$1,055
Exercisable at December 31, 2018	91,310	$13.63	2.70 years	$1,055

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2018 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on December 31, 2018 was $25.18.

There were no stock options granted in 2018.

As of December 31, 2018, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.

The performance-based awards that were granted in previous periods were dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria were met, were to cliff vest at the end of the performance period.  The Company did not meet the performance criteria by the end of the performance period at the end of 2017.  Therefore, as of March 31, 2018, the Company forfeited 92,767 performance-based awards.

The Company issued stock awards/units in 2018, 2017 and 2016.  The stock awards were either service based awards or performance-based awards.  The service-based awards vest ratably over a three or five-year period.

As of December 31, 2018, there was $101 thousand of total unrecognized compensation cost related to service-based awards. That cost is expected to be recognized over a weighted average period of 0.47 years.  As of December 31, 2018, there was $8.3 million of total unrecognized compensation cost related to service-based units.  That cost is expected to be recognized over a weighted average period of 1.32 years.  Total stock-based compensation expense recognized for stock awards/units totaled $4.6 million, $3.5 million and $2.8 million in 2018, 2017 and 2016, respectively, while total stock-based compensation expense recognized for stock options was $6 thousand and $56 thousand for 2017 and 2016, respectively.  There was no stock-based compensation for the year ended December 31, 2018.

Changes in non-vested shares dependent on performance criteria for 2018 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2018	92,767	$18.12
Forfeited during 2018	(92,767)	18.12
Balance, December 31, 2018	—	$—

Changes in service based restricted stock awards/units for 2018 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2018	308,625	$23.96
Granted during 2018	278,267	33.64
Vested during 2018	(158,150)	21.89
Forfeited during 2018	(19,203)	28.38
Balance, December 31, 2018	409,539	$31.13

14.  COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is a party to litigation arising from the conduct of its business.  Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner.  There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $684.2 million and $629.0 million at December 31, 2018 and 2017, respectively, which are not included in the accompanying consolidated financial statements.  These commitments include unused commercial and home equity lines of credit.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation.  Most of the Company’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less.  The maximum potential future payments the Company could be required to make equals the contract amount of the standby letters of credit and amounted to $12.7 million and $17.1 million at December 31, 2018 and 2017, respectively.  The fair value of the Company’s liability for financial standby letters of credit was insignificant at December 31, 2018.

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

At December 31, 2018, the Company was obligated under non-cancelable operating leases for certain premises.  Rental expense aggregated $2.7 million, $2.5 million and $2.4 million for the years ended December 31, 2018, 2017 and 2016 respectively, which is included in premises and equipment expense in the consolidated statements of income.

The minimum annual lease payments under the terms of the operating lease agreements, as of December 31, 2018, were as follows:

(In thousands)
2019	$2,713
2020	2,488
2021	2,113
2022	1,522
2023	1,118
Thereafter	1,631
Total	$11,585

The Company is also obligated under legally binding and enforceable agreements to purchase goods and services from third parties, including data processing service agreements.

The Company is a limited partner in a Small Business Investment Company (“SBIC”).  As of December 31, 2018, the Company had unfunded commitments of $2.2 million for its investment in SBIC qualified funds.

15.  REGULATORY CAPITAL

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital.  Management believes that as of December 31, 2018, the Company and Bank meet all capital adequacy requirements to which they were subject at that date.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 and Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total capital
(to risk-weighted assets)	$543,008	14.59%	$372,186	10.00%	$297,749	8.00%	$367,533	9.875%

Tier I capital
(to risk-weighted assets)	504,504	13.56	297,749	8.00	223,311	6.00	293,096	7.875

Common equity tier I
(to risk-weighted assets)	504,502	13.56	241,921	6.50	167,484	4.50	237,268	6.375

Tier I capital
(to average assets)	504,504	11.32	222,912	5.00	178,330	4.00	178,330	4.000

As of December 31, 2017:
Total capital
(to risk-weighted assets)	$485,252	14.34%	$338,327	10.00%	$270,662	8.00%	312,953	9.250%

Tier I capital
(to risk-weighted assets)	448,812	13.27	270,662	8.00	202,996	6.00	245,287	7.250

Common equity tier I
(to risk-weighted assets)	448,810	13.27	219,913	6.50	152,247	4.50	194,538	5.750

Tier I capital
(to average assets)	448,812	10.61	211,523	5.00	169,219	4.00	169,219	4.000

The Company’s actual capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total capital
(to risk-weighted assets)	$559,937	15.03%	N/A	N/A	$298,047	8.00%	$367,902	9.875%

Tier I capital
(to risk-weighted assets)	438,240	11.76	N/A	N/A	223,535	6.00	293,390	7.875

Common equity tier I
(to risk-weighted assets)	438,238	11.76	N/A	N/A	167,652	4.50	237,506	6.375

Tier I capital
(to average assets)	438,240	9.82	N/A	N/A	178,473	4.00	178,473	4.000

As of December 31, 2017:
Total capital
(to risk-weighted assets)	$502,334	14.84%	N/A	N/A	$270,866	8.00%	313,189	9.250%

Tier I capital
(to risk-weighted assets)	382,870	11.31	N/A	N/A	203,149	6.00	245,472	7.250

Common equity tier I
(to risk-weighted assets)	382,868	11.31	N/A	N/A	152,362	4.50	194,685	5.750

Tier I capital
(to average assets)	382,870	9.04	N/A	N/A	169,318	4.00	169,318	4.000

(A)

As fully phased in on January 1, 2019, the Basel Rules require the Company and the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios.   The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) Common Equity Tier 1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019.

16.  DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position.  The notional amount of the interest rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swap Designated as Cash Flow Hedge:   Interest rate swaps with a notional amount of $230.0 million and $180.0 million at December 31, 2018 and 2017, respectively, were designated as a cash flow hedge of certain interest-bearing demand brokered deposits and were determined to be fully effective during 2018 and 2017. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of these swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective.  The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Information about the interest rate swaps designated as cash flow hedges as of December 31, 2018 and 2017 is presented in the following table:

(Dollars in thousands)	2018	2017
Notional amount	$230,000	$180,000
Weighted average pay rate	2.04%	1.64%
Weighted average receive rate	2.33%	1.33%
Weighted average maturity	2.65 years	2.25 years
Unrealized gain/(loss), net	$808	$1,394
Number of contracts	11	9

Net interest income/(expense) recorded on these swap transactions totaled approximately $390 thousand and ($898) thousand for the twelve months ended December 31, 2018 and 2017, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the year ended December 31:

2018
Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non- Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$(328)	$(124)	$—

2017
Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non- Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$2,138	$—	$—

During the first quarter of 2018, the Company recognized an unrealized after-tax gain of $220 thousand in accumulated other comprehensive income/(loss) related to the termination of two interest rate swaps designated as cash flow hedges.  The gain will be amortized into earnings over the remaining life of the terminated swaps.  The Company recognized pre-tax interest income of $124 thousand for the year ended December 31, 2018 related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

The following tables reflect the cash flow hedges included in the financial statements as of December 31, 2018 and 2017:

	December 31, 2018
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing demand brokered deposits	$230,000	$808
Total included in other assets	130,000	1,657
Total included in other liabilities	100,000	(849)

	December 31, 2017
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing demand brokered deposits	$180,000	$1,394

Derivatives Not Designated as Accounting Hedges:  The Company offers facility specific/loan level swaps to its customers and offset its exposure from such contracts by entering into mirror image swaps with a financial institution/swap counterparty (loan level / back to back swap program).  The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”).  The notional amount of the swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and other terms of the individual contracts.  The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.

Information about these swaps is as follows:

(Dollars in thousands)	December 31, 2018	December 31, 2017
Notional amount	$558,690	$317,363
Fair value	$9,689	$3,131
Weighted average pay rates	4.44%	4.11%
Weighted average receive rates	4.24%	3.43%
Weighted average maturity	7.1 years	7.6 years
Number of contracts	67	42

17.  SHAREHOLDERS’ EQUITY

The Dividend Reinvestment Plan of the Company (the “Plan”), allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. The Plan provides that shares may be purchased directly from the Company out of its authorized but unissued or treasury shares, or in the open market. During 2018, the shares purchased under the Plan were from authorized but unissued shares and in the open market.  The price of shares purchased under the Plan will be the average price paid for such shares by the Plan’s administrator, Computershare Investor Services. The price to the Plan administrator of shares purchased directly from the Company with reinvested dividends or voluntary cash payments historically was 97 percent of their “fair market value,” as that term is herein defined in the Plan. However, on January 30, 2019, the Company filed a Registration Statement on Form S-3 which eliminated the three percent discount feature in our Plan. Total shares issued through the Plan in 2018 totaled 1,320,709 of which 542,302 of the shares purchased were from authorized but unissued shares, which resulted in additional capital of $16.7 million, while 778,407 were purchased in the open market.   Total shares issued through the Plan in 2017 totaled 1,204,710 and resulted in additional capital of $36.6 million, of which 1,202,180 shares were issued through the voluntary purchase portion of the Plan.

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

Banking

The Banking segment includes commercial (includes C&I and equipment finance), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support and sales.

Private Wealth Management Division

Peapack-Gladstone Bank’s Private Wealth Management Division, including PGB Trust & Investments of Delaware, MCM, and Quadrant and Lassus Wherley, includes investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.

The following table presents the statements of income and total assets for the Company’s reportable segments for the twelve months ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended December 31, 2018
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$110,001	$5,162	$115,163
Noninterest income	10,013	34,180	44,193
Total income	120,014	39,342	159,356
Provision for loan losses	3,550	—	3,550
Compensation and benefits	44,875	17,927	62,802
Premises and equipment expense	11,747	1,750	13,497
FDIC expense	2,443	—	2,443
Other noninterest expense	10,267	9,077	19,344
Total noninterest expense	72,882	28,754	101,636
Income before income tax expense	47,132	10,588	57,720
Income tax expense	11,065	2,485	13,550
Net income	$36,067	$8,103	$44,170

Total assets at period end	$4,547,179	$70,679	$4,617,858

	Twelve Months Ended December 31, 2017
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$105,353	$5,788	$111,141
Noninterest income	10,943	23,684	34,627
Total income	116,296	29,472	145,768
Provision for loan losses	5,850	—	5,850
Compensation and benefits	42,917	11,039	53,956
Premises and equipment expense	10,682	1,306	11,988
FDIC expense	2,366	—	2,366
Other noninterest expense	9,466	7,835	17,301
Total noninterest expense	71,281	20,180	91,461
Income before income tax expense	45,015	9,292	54,307
Income tax expense	14,763	3,047	17,810
Net income	$30,252	$6,245	$36,497

Total assets at period end	$4,202,957	$57,590	$4,260,547

	Twelve Months Ended December 31, 2016
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$91,334	$5,101	$96,435
Noninterest income	10,217	18,701	28,918
Total income	101,551	23,802	125,353
Provision for loan losses	7,500	—	7,500
Compensation and benefits	36,028	8,975	45,003
Premises and equipment expense	10,213	1,032	11,245
FDIC expense	4,758	—	4,758
Other noninterest expense	8,565	5,541	14,106
Total noninterest expense	67,064	15,548	82,612
Income before income tax expense	34,487	8,254	42,741
Income tax expense	13,123	3,141	16,264
Net income	$21,364	$5,113	$26,477

Total assets at period end	$3,832,765	$45,868	$3,878,633

19.  SUBORDINATED DEBT

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

20.  ACQUISITIONS

The Company completed one acquisition in 2018 and two acquisitions during 2017 supporting the Bank’s overall wealth management strategy.  The acquisitions were not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

On August 1, 2017, the Company acquired MCM. The purchase price was comprised of cash and common stock. The excess of the purchase price over the estimated fair value of the identifiable net assets was recorded as goodwill, none of which is tax deductible.

On November 1, 2017, the Company acquired Quadrant. The purchase price was comprised of cash and common stock. The excess of the purchase price over the estimated fair value of the identifiable net assets was recorded as goodwill and is deductible for tax purposes.

On September 1, 2018, the Company acquired Lassus Wherley. The purchase price was comprised of cash and common stock. The excess of the purchase price over the estimated fair value of the identifiable net assets was recorded as goodwill and is deductible for tax purposes.

The fair value of the equity included as part of the consideration for the Company’s acquisitions was determined based on the closing price of the Company’s common shares on the acquisition date and totaled $4.3 million and $5.1 million in the aggregate for 2018 and 2017, respectively.

The 2018 acquisition resulted in goodwill of $7.3 million as well as identifiable intangible assets . The two acquisitions during 2017 combined resulted in goodwill of $15.5 million as well as identifiable intangible assets. Identifiable intangible assets include tradename, customer relationships and non-compete agreements. No liabilities were assumed at the acquisition date.

Goodwill on the Company’s balance sheet totaled $24.4 million and $17.1 million as of December 31, 2018 and 2017, respectively.  Of the $24.4 million of goodwill, $563 thousand relates to the Banking segment and $23.8 million relates to the Wealth Management segment.

During 2018, the Company conducted its annual impairment analysis and concluded that there is no impairment of goodwill.

The table below presents a rollforward of goodwill and intangible assets for the years ended December 31, 2018, 2017, and 2016:

		Identifiable
(In thousands)	Goodwill	Intangible Assets
Balance as of 1/1/16	$1,573	$1,659
Amortization during the period	—	124
Balance as of 12/31/16	$1,573	$1,535
Acquisitions during the period	$15,534	$5,466
Amortization during the period	—	321
Balance as of 12/31/17	$17,107	$6,680
Acquisitions during the period	$7,310	$2,440
Amortization and impairment during the period	—	1,187
Balance as of 12/31/18	$24,417	$7,933

Amortization expense related to identifiable intangible assets was $1.2 million, $321 thousand, and $124 thousand for 2018, 2017, and 2016, respectively.   The 2018 expense includes impairment expense of $405 thousand resulting from the passing of the founder and managing principal of MCM.

Estimated amortization expense for each of the next five years is shown in the table below.

(In thousands)
2019	$957
2020	950
2021	875
2022	698
2023	566

21.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the years ended December 31, 2018, 2017 and 2016:

		Cumulative		Amount	Other
		Effect		Reclassified	Comprehensive
		Adjustment		From	Loss
		for	Other	Accumulated	Twelve Months
	Balance at	Adoption	Comprehensive	Other	Ended	Balance at
	December 31,	of ASU	Loss Before	Comprehensive	December 31,	December 31,
(In thousands)	2017	2016-01	Reclassifications	Loss	2018	2018
Net unrealized holding loss on securities available for sale, net of tax	$(2,214)	$127	$(1,137)	$218	$(919)	$(3,006)

Gains/(losses) on cash flow hedge	1,002	—	(247)	(94)	(341)	661

Accumulated other comprehensive loss, net of tax	$(1,212)	$127	$(1,384)	$124	$(1,260)	$(2,345)

		Cumulative		Amount	Other
		Effect		Reclassified	Comprehensive
		Adjustment		from	Income
		for	Other	Accumulated	Twelve Months
	Balance at	Adoption	Comprehensive	Other	Ended	Balance at
	December 31,	of ASU	Loss Before	Comprehensive	December 31,	December 31,
(In thousands)	2016	2018-02	Reclassifications	Income	2017	2017
Net unrealized holding loss on securities available for sale, net of tax	$(1,091)	$(392)	$(731)	$—	$(731)	$(2,214)

(Losses)/gains on cash flow hedge	(440)	$177	$1,265	$—	$1,265	$1,002

Accumulated other comprehensive loss, net of tax	$(1,531)	$(215)	$534	$—	$534	$(1,212)

			Amount	Other
			Reclassified	Comprehensive
		Other	from	Loss
		Comprehensive	Accumulated	Twelve Months
	Balance at	Loss	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2015	Reclassifications	Loss	2016	2016
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$408	$(1,424)	$(75)	$(1,499)	$(1,091)

(Losses)/gains on cash flow hedge	$(787)	$347	$—	$347	$(440)

Accumulated other comprehensive loss, net of tax	$(379)	$(1,077)	$(75)	$(1,152)	$(1,531)

The following represents the reclassifications out of accumulated other comprehensive income for the yearss ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended
	December 31,
(In thousands)	2018	2017	2016	Affected Line Item in Statements of Income
Unrealized losses on securities available for sale:
Reclassification adjustment for amounts included in net income	$288	$—	$119	Securities losses, net
Income tax benefit	(70)	—	(44)	Income tax expense
Total reclassifications, net of tax	$218	$—	$75
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(124)	$—	$—	Interest expense
Income tax expense	30	—	—	Tax effect
Total reclassifications, net of tax	$(94)	$—	$—

22.  CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2018	2017
Assets
Cash	$12,971	$14,563
Interest-earning deposits	517	515
Total cash and cash equivalents	13,488	15,078
Investment in subsidiary	535,277	469,622
Other assets	3,734	2,551
Total assets	$552,499	$487,251
Liabilities
Subordinated debt	$83,193	$83,024
Other liabilities	293	549
Total liabilities	83,486	83,573
Shareholders’ equity
Common stock	16,459	15,858
Surplus	309,088	283,552
Treasury stock	(8,988)	(8,988)
Retained earnings	154,799	114,468
Accumulated other comprehensive loss	(2,345)	(1,212)
Total shareholders’ equity	469,013	403,678
Total liabilities and shareholders’ equity	$552,499	$487,251

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2018	2017	2016
Income
Dividend from Bank	$—	$—	$—
Other income	4	2	1
Total income	4	2	1
Expenses
Interest expenses	4,887	3,206	1,696
Other expenses	480	554	699
Total expenses	5,367	3,760	2,395
Loss before income tax benefit and equity in undistributed earnings of Bank	(5,363)	(3,758)	(2,394)
Income tax benefit	(1,123)	(1,313)	(835)
Net loss before equity in undistributed earnings of Bank	(4,240)	(2,445)	(1,559)
Equity in undistributed earnings of Bank/(dividends in excess of earnings)	48,410	38,942	28,036
Net income	$44,170	$36,497	$26,477
Other comprehensive (loss)/income	(1,260)	534	(1,152)
Comprehensive income	$42,910	$37,031	$25,325

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$44,170	$36,497	$26,477
Undistributed earnings of Bank	(48,410)	(38,942)	(28,036)
Amortization of subordinated debt costs	171	135	71
Increase in other assets	(1,183)	(1,248)	(889)
Increase in other liabilities	(256)	113	114
Net cash used in operating activities	(5,508)	(3,445)	(2,263)

Cash flows from investing activities:
Capital contribution to subsidiary	(9,322)	(60,177)	(57,823)
Net cash used in investing activities	(9,322)	(60,177)	(57,823)

Cash flows from financing activities:
Cash dividends paid on common stock	(3,712)	(3,548)	(3,296)
Exercise of stock options, net of stock swaps	275	690	1,069
Proceeds from issuance of subordinated debt	—	34,125	48,693
Issuance of common shares (DRIP program)	16,677	36,588	22,461
Net cash provided by financing activities	13,240	67,855	68,927

Net (decrease)/increase in cash and cash equivalents	(1,590)	4,233	8,841
Cash and cash equivalents at beginning of period	15,078	10,845	2,004
Cash and cash equivalents at end of period	$13,488	$15,078	$10,845

23.  SUPPLEMENTAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial data for the periods indicated:

Selected 2018 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$37,068	$39,674	$40,163	$42,781
Interest expense	8,675	10,431	12,021	13,396
Net interest income	28,393	29,243	28,142	29,385
Provision for loan losses	1,250	300	500	1,500
Wealth management fee income	8,367	8,126	8,200	8,552
Securities (losses)/gains, net	(78)	(36)	(325)	46
Other income	1,926	3,650	3,108	2,657
Operating expenses	23,337	24,941	24,284	25,524
Income before income tax expense	14,021	15,742	14,341	13,616
Income tax expense	3,214	3,832	3,617	2,887
Net income	$10,807	$11,910	$10,724	$10,729

Earnings per share-basic	$0.58	$0.63	$0.56	$0.56
Earnings per share-diluted	0.57	0.62	0.56	0.55

Selected 2017 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$31,385	$33,412	$37,491	$36,439
Interest expense	5,794	6,440	7,499	7,853
Net interest income	25,591	26,972	29,992	28,586
Provision for loan losses	1,600	2,200	400	1,650
Wealth management fee income	4,818	5,086	5,790	7,489
Securities gains/(losses), net	—	—	—	—
Other income	2,201	3,085	3,041	3,117
Operating expenses	19,304	20,095	21,961	24,251
Income before income tax expense	11,706	12,848	16,462	13,291
Income tax expense	3,724	4,908	6,256	2,922
Net income	$7,982	$7,940	$10,206	$10,369

Earnings per share-basic	$0.47	$0.45	$0.57	$0.57
Earnings per share-diluted	0.46	0.45	0.56	0.56

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

The Company’s Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints; the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by Management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2018, Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit and Risk Committees.

Based on this assessment, Management determined that, as of December 31, 2018, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of the Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the Company’s December 31, 2018 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors – Nominee for Election as Directors,” “Corporate Governance – Committee of the Board of Directors – Audit Committee,” “– Code of Business Conduct and Conflict of Interest Policy and Corporate Governance Principles,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement is incorporated herein by reference.

A copy of the Code of Business Conduct and Conflict of Interest Policy is available to shareholders on the “Governance Documents” section of the Investors Relations section of the Company’s website at www.pgbank.com.

Executive Officer	Age	Year Became an Executive Officer	Current Position and Business Experience
Douglas L. Kennedy	62	2012	Chief Executive Officer
Jeffrey J. Carfora	60	2009	Chief Financial Officer
John P. Babcock	61	2014	President of Private Wealth Management
Lisa P. Chalkan	54	2016	Chief Credit Officer
Robert A. Plante	59	2017	Chief Operating Officer

Mr. Kennedy joined the Bank in October 2012 as Chief Executive Officer. He is a career banker with over 40 years of commercial banking experience. Previously, Mr. Kennedy served as Executive Vice President and Market President at Capital One Bank/North Fork Bank and held key executive level positions with Summit Bank and Bank of American/Fleet Bank. Mr. Kennedy has a Bachelor’s Degree in Economics and a MBA from Sacred Heart University in Fairfield, Connecticut.

Mr. Carfora joined the Bank in April 2009 as Chief Financial Officer having previously served as a Transitional Officer with New York Community Bank from April 2007 until January 2008 as a result of a merger with PennFed Financial Services Inc. and Penn Federal Savings Bank (collectively referred to as “PennFed”).  Previous to the merger, Mr. Carfora served as Chief Operating Officer of PennFed from October 2001 until April 2007 and Chief Financial Officer from December 1993 to October 2001. Mr. Carfora has nearly 38 years of experience, including 35 years in the banking industry. Mr. Carfora has a Bachelor’s degree in Accounting and a MBA in Finance, both from Fairleigh Dickinson University and is a Certified Public Accountant.

Mr. Babcock joined the Bank in March 2014 as Senior Executive Vice President and President of Private Wealth Management of Peapack-Gladstone Bank. Mr. Babcock has more than 37 years of experience in wealth management and private banking, most recently serving as managing director and the regional head of the Northeast Mid-Atlantic region for the HSBC Private Bank. Prior to HSBC, Mr. Babcock held senior level positions at U.S. Trust/Bank of America, The Bank of New York and Summit/Fleet Bank. He has a Bachelor’s degree from the A. B. Freeman School of Business at Tulane University and an MBA from Fairleigh Dickinson University.

Lisa P. Chalkan joined the bank in April 2015 as Senior Vice President and Chief Credit Officer.  Ms. Chalkan has more than 31 years of financial services experience with a concentration in risk management, credit administration, underwriting and managing of policies and procedures.  Ms. Chalkan was promoted to Executive Vice President and Chief Credit Officer in April 2016.  Prior to joining Peapack-Gladstone Bank in 2015, Ms. Chalkan served key roles at Capital One N.A. as Senior Vice President, Head of Commercial Policy; Director of Loan Administration/Commercial Banking; and Manager of Middle Market Underwriting/New Jersey where she was responsible for defining the credit parameters and authorities for commercial business and the build-out of a centralized credit administration team.  Prior to her tenure at Capital One, Ms. Chalkan held key positions at Fleet Boston Financial/Bank of America, and HSBC Bank USA/HSBC Securities, Inc. as Vice President, Underwriting Manager, in Small Business Services and Risk Review Field Manager, respectively. Ms. Chalkan holds a Bachelor of Arts Degree in Economics from Rutgers University.

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

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report in the 2019 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2018 for all equity compensation plans under which shares of our common stock may be issued:

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column

Equity
Compensation
Plans Approved
By Security
Holders	91,310	$13.63	1,641,485

Equity
Compensation
Plans Not
Approved By
Security Holders	N/A	N/A	N/A
Total	91,310	$13.63	1,641,485

The information set forth under the captions “Beneficial Ownership of Common Stock” in the 2019 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2019 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Proposal 3 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “– Audit Committee Pre-Approval Procedures” in the 2019 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2018 and 2017.
Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016.
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2018 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2018 Annual Report.

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

Peapack-Gladstone Financial Corporation Amended and Restated 2002 Stock Option Plan is incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on January 13, 2006 (SEC File No. 001-16197). +

D.

Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan is incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q Quarterly Report filed on May 10, 2006 (SEC File No. 001-16197). +

E.

(1) Form of Restricted Stock Agreement, (2) Form of Restricted Stock Agreement for Outside Directors, (3) Form of Time-Based/Performance-Based Restricted Stock Agreement (4) Form of Non-qualified Stock Option Agreement, (5) Form of Incentive Stock Option Agreement and (6) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, incorporated by reference to Exhibits 10(H)(1), 10(H)(2), 10(H)(3), 10(H)(4), 10(H)(5) and 10(H)(6) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

F.

(1) Form of Non-qualified Stock Option Agreement, (2) Form of Incentive Stock Option Agreement, (3) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10(I)(2), 10(I)(3) and 10(I)(4) of the Registrant’s Form 10-K for the year ended December 31, 2012. +

G.

Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q Quarterly Report filed on November 7, 2016.+

H.

Employment Agreement dated as of December 4, 2013, by and among the Company, the Bank and Douglas L. Kennedy incorporated by reference to Exhibit 10(L) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

I.

Amended and Restated Employment Agreement dated as of December 4, 2013, by and among the Company, the Bank and Jeffrey J. Carfora incorporated by reference to Exhibit 10(O) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. +

J.

Employment Agreement dated as of March 10, 2014, by and among the Company, the Bank and John P. Babcock incorporated by reference to Exhibit 10(N) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2016. +

K.

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

Change in Control Agreement dated as of March 20, 2017, by and among the Company, the Bank and Robert A. Plante incorporated by reference to Exhibit 10(N) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2017. +

N.	Change in Control Agreement dated as of March 14, 2018, by and among the Company, the Bank and Lisa P. Chalkan. +
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

(21)	List of Subsidiaries:

(a) Subsidiaries of the Company:

		Percentage of Voting
	Jurisdiction	Securities Owned by
Name	of Incorporation	the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:

Name

PGB Trust and Investments of Delaware	Delaware	100%
Peapack-Gladstone Mortgage Group	New Jersey	100%
BGP RRE Holdings, LLC	New Jersey	100%
BGP CRE Painter Farm, LLC	New Jersey	100%
BGP CRE Heritage, LLC	New Jersey	100%
BGP CRE K&P Holdings, LLC	New Jersey	100%
BGP CRE Office Property, LLC	New Jersey	100%
PG Investment Company of Delaware	Delaware	100%
Peapack-Gladstone Realty, Inc.	New Jersey	100%
Peapack Capital Corporation	New Jersey	100%
Murphy Capital Management	New Jersey	100%
Quadrant Capital Management	New Jersey	100%
Lassus Wherley	New Jersey	100%
Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(23)	Consent of Independent Registered Public Accounting Firm:
(23.1)	Consent of Crowe LLP
(24)	Power of Attorney
(31.1)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)

Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone and Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Interactive Data File
+	Management contract and compensatory plan or arrangement.
Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peapack-Gladstone Financial Corporation
By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy President and Chief Executive Officer

Dated:    March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	President and Chief Executive Officer, and Director	March 14, 2019
Douglas L. Kennedy

/s/ Jeffrey J. Carfora	Senior Executive Vice President and Chief Financial Officer	March 14, 2019
Jeffrey J. Carfora

/s/ Francesco S. Rossi	Senior Vice President and Chief Accounting Officer	March 14, 2019
Francesco S. Rossi

/s/ F. Duffield Meyercord	Chairman of the Board	March 14, 2019
F. Duffield Meyercord

/s/ Carmen M. Bowser	Director	March 14, 2019
Carmen M. Bowser

/s/ Susan A. Cole	Director	March 14, 2019
Susan A. Cole

/s/ Anthony J. Consi II	Director	March 14, 2019
Anthony J. Consi II

/s/ Richard Daingerfield	Director	March 14, 2019
Richard Daingerfield

/s/ Edward A. Gramigna	Director	March 14, 2019
Edward A. Gramigna

/s/ Peter D. Horst	Director	March 14, 2019
Peter D. Horst

/s/ Steven A. Kass	Director	March 14, 2019
Steven A. Kass

/s/ Patrick J. Mullen	Director	March 14, 2019
Patrick J. Mullen

/s/ Philip W. Smith III	Director	March 14, 2019
Philip W. Smith III

/s/ Tony Spinelli	Director	March 14, 2019
Tony Spinelli

/s/ Beth Welsh	Director	March 14, 2019
Beth Welsh

CHANGE-IN-CONTROL AGREEMENT

Lisa P. Chalkan

THIS CHANGE-IN-CONTROL AGREEMENT (this “Agreement”), effective as of March 14, 2018 (the “Effective Date”), by and among PEAPACK-GLADSTONE BANK (the “Bank”), a New Jersey state banking association which maintains its principal office at 500 Hills Drive, Bedminster, New Jersey 07921, PEAPACK-GLADSTONE FINANCIAL CORPORATION (“Peapack”), a New Jersey Corporation which maintains its principal office at 500 Hills Drive, Bedminster, New Jersey 07921 (Peapack and the Bank hereinafter collectively referred to as the “Company”) and Lisa P. Chalkan (the “Executive”).

WITNESSETH:

WHEREAS, the Company and the Executive desire to enter into this Agreement pursuant to which the Executive may be entitled to termination benefits in the event of a termination of employment following the Change in Control of the Company.

NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the Company and the Executive, each intending to be legally bound hereby agree as follows:

1.Definitions

a.Cause.  For purposes of this Agreement “Cause” with respect to the termination by the Company of the Executive’s employment shall mean (i) willful and continued failure by the Executive to perform his/her duties for the Company under this Agreement after at least one (1) warning in writing from the Board of Directors of Peapack (the “Board”) identifying specifically any such failure; (ii) the willful engaging by the Executive in misconduct which causes material injury to the Company as specified in a written notice to the Executive from the Board; or (iii) conviction of a crime, other than a traffic violation, habitual drunkenness, drug abuse, or excessive absenteeism other than for illness, after a warning (with respect to drunkenness or absenteeism only) in writing from the Board to refrain from such behavior.  No act or failure to act on the part of the Executive shall be considered willful unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the action or omission was in the best interest of the Company.

b.Change in Control.  “Change in Control” means any of the following events: (i) when any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act), other than an affiliate of Peapack or a Subsidiary or an employee benefit plan established or maintained by Peapack, a Subsidiary or any of their respective affiliates, is or becomes the beneficial owner (as defined in Rule 13d‑3 of the Exchange Act) directly or indirectly, of securities of Peapack representing more than thirty percent (30%) of the combined voting power of Peapack’s then outstanding securities (a “Control Person”), (ii) upon the consummation of (A) a merger or consolidation of Peapack with or into another corporation (other than a merger or consolidation which is approved by at least two‑thirds of the Continuing Directors (as hereinafter defined) and the definitive agreement for which provides that at least two‑thirds of the directors of the surviving or resulting corporation immediately after the transaction are Continuing Directors (a “Non‑Control Transaction”), or (B) a sale or disposition of all or substantially all of Peapack’s assets, (iii) if during any one (1) year period , individuals who at the beginning of such period constitute the Board (the “Continuing Directors”) cease for any reason to constitute at least a majority  thereof or, following a Non‑Control Transaction, a majority  of the board of directors of the surviving or resulting corporation; provided that any individual whose election or nomination for election as a member of the Board (or, following a Non‑Control Transaction, the board of directors of the surviving or resulting corporation) was approved by a vote of at least two‑thirds of the Continuing Directors then in office shall be considered a Continuing Director, or (iv) upon a sale of (A) common stock of the Bank if after such sale any person (as such term is used in Section 13(d) and 14(d)(2) of the Exchange Act) other than Peapack, an employee benefit plan established or maintained by Peapack or a Subsidiary, or an affiliate of Peapack or a Subsidiary, owns a majority of the Bank’s common stock or (B) all or substantially all of the Bank’s assets (other than in the ordinary course of business).  No person shall be considered a Control Person for purposes of clause (i) above if (A) such person is or becomes the beneficial owner, directly or indirectly, of more than ten percent (10%) but less than twenty‑five percent (25%) of the combined voting power of Peapack’s then outstanding securities if the acquisition of all voting securities in excess of ten percent (10%) was approved in advance by a majority of the Continuing Directors then in office or (B) such person acquires in excess of ten percent (10%) of the combined voting power of Peapack’s then outstanding voting securities in violation of law and by order of a court of competent jurisdiction, settlement or otherwise, disposes or is required to dispose of all securities acquired in violation of law.  Notwithstanding the foregoing, solely to the extent necessary to comply with Section 409A of the Code, a Change in Control shall not be deemed to occur under this Agreement unless it constitutes a “change in control” under Section 409A of the Code and the final regulations promulgated thereunder.

c.Contract Period.  “Contract Period” shall mean the period commencing the day immediately preceding a Change in Control and ending on the earlier of (i) the second anniversary of the Change in Control or (ii) the death of the Executive.  For the purpose of this Agreement, a Change in Control shall be deemed to have occurred at the date specified in the definition of Change-in-Control.

d.Exchange Act.  “Exchange Act” means the Securities Exchange Act of 1934, as amended.

e.Good Reason.  When used with reference to a voluntary termination by the Executive of his/her employment with the Company, “Good Reason” shall mean any of the following, if taken without the Executive’s express written consent:

(1)The assignment to the Executive of any duties materially inconsistent with, or the material reduction of powers or functions associated with, the Executive’s position, title, duties, responsibilities and status with the Company immediately prior to a Change in Control; A change in title or positions resulting merely from a merger of the Company into or with another bank or company which does not downgrade in any way the Executive’s powers, duties and responsibilities shall not meet the requirements of this Section;

(2)A material reduction by the Company in the Executive’s annual base compensation or bonus opportunity as in effect immediately prior to a Change in Control;

(3) The Company’s transfer of the Executive to another geographic location outside of New Jersey, which is more than twenty (25) miles from his/her present office location, except for required travel on the Company’s business to an extent substantially consistent with the Executive’s business travel obligations immediately prior to such Change in Control; or

(4)Any other action or inaction by the Company which constitutes a material breach of the terms of this Agreement; or

(5)The failure by the Company to obtain an assumption of the obligations of the Company to perform this Agreement by any successor to the Company.

Notwithstanding the foregoing, the Executive shall not have Good Reason for termination unless (A) the Executive gives written notice of termination for Good Reason within thirty (30) days after the event giving rise to Good Reason first occurs, (B) the Company does not correct the action or failure to act that constitutes the grounds for Good Reason, as set forth in the Executive’s notice of termination, within thirty (30) days after the date on which the Executive gives written notice of termination and (C) the Executive actually resigns within thirty (30) days following the expiration of the cure period.

f.Subsidiary.  “Subsidiary” means any corporation in an unbroken chain of corporations, beginning with Peapack, if each of the corporations other than the last corporation in the unbroken chain owns stock possessing fifty percent (50)% or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

2.Employment.  The Company hereby agrees to employ the Executive, and the Executive hereby accepts employment, during the Contract Period upon the terms and conditions set forth herein.

3.Position.  During the Contract Period the Executive shall be employed in a senior executive position, with duties and responsibilities substantially similar with the Executive’s duties and responsibilities as in effect immediately prior to the Change in Control.  The Executive shall devote his/her full time and attention to the business of the Company, and shall not during the Contract Period be engaged in any other business activity.  This Section shall not be construed as preventing the Executive from managing any of his/her investments which do not require any service on his/her part in the operation of such investments.

4.Cash Compensation.  The Company shall pay to the Executive compensation for his/her services during the Contract Period as follows:

a.Base Salary.  An annual base salary equal to the annual base salary in effect as of the Change in Control.  The annual salary shall be payable in installments in accordance with the Company’s usual payroll method.

b.Annual Bonus.  An annual cash bonus award opportunity, equal to at least the annual cash bonus award opportunity in effect immediately prior to the Change in Control. Any annual bonus earned by the Executive shall be paid to him after the end of the fiscal year to which it relates; provided that in no event shall the Executive’s annual bonus be paid later than March 15 of the fiscal year following the fiscal year for which it was earned.

c.Annual Review.  The Board of Directors of the Company during the Contract Period shall review annually, or at more frequent intervals which the Board determines is appropriate, the Executive’s compensation and shall award him additional compensation to reflect the Executive’s performance, the performance of the Company and competitive compensation levels, all as determined in the discretion of the Board of Directors.

5.Expenses and Other Benefits.

a.Expenses.  During the Contract Period, the Company shall pay or reimburse the Executive for all reasonable entertainment, travel or other expenses incurred by the Executive in connection with the performance of his/her duties under this Agreement, subject to the Executive’s presentation of appropriate documentation in accordance with such procedures as the Company may from time to time establish.

b.Retirement or Welfare Benefits.  During the Contract Period, the Executive shall participate in employee retirement and welfare benefit plans made available to the Company’s senior level executives as a group or to its employees generally, as such retirement and welfare plans may be in effect from time to time and subject to the eligibility requirements of the plans. Nothing in this Agreement shall prevent the Company from amending or terminating any retirement, welfare or other employee benefit plans or programs from time to time as the Company deems appropriate.

c.Other Benefits.  During the Contract Period, the Executive shall be entitled to vacation and sick days, including other fringe benefits and perquisites, each at the levels commensurate with those provided to other senior level executives of the Company, in accordance with the Company’s policies as in effect from time to time.

6.Termination for Cause.  The Company shall have the right to terminate the Executive for Cause, upon written notice to him of the termination which notice shall specify the reasons for the termination.  In the event of termination for Cause the Executive shall not be entitled to any further benefits under this Agreement.

7.Disability.  During the Contract Period if the Executive becomes permanently disabled so as to qualify for full benefits under the Company’s then-existing long-term disability insurance policy, or is unable to perform his/her duties hereunder for four (4) consecutive months in any twelve (12) month period, the Company may terminate the employment of the Executive.  In such event, the Executive shall not be entitled to any further benefits under this Agreement.

8.Death Benefits.  Upon the Executive’s death during the Contract Period, his/her estate shall not be entitled to any further benefits under this Agreement.

9.Termination Without Cause or Resignation for Good Reason.  The Company may terminate the Executive without Cause during the Contract Period by written notice to the Executive providing thirty (30) days’ notice.  The Executive may resign for Good Reason during the Contract Period upon thirty (30) days’ written notice in accordance with the requirements of Section 1(e).  If the Company terminates the Executive’s employment during the Contract Period without Cause or if the Executive Resigns for Good Reason, the Company shall pay the Executive the severance amounts set forth in this Section 9 below, subject to (i) the Executive’s execution and non-revocation of a written release of all claims against the Company and all related parties with respect to all matters arising out of the Executive’s employment by the Company, or the termination thereof, substantially in the form attached hereto as Exhibit A (the “Release”), and (ii) the Executive’s continued compliance with the restrictive covenants referenced in Section 11 below.

a.The Executive shall receive a lump sum cash severance payment in an amount equal to (A) 2.0 times the Executive’s annual Base Salary at the rate in effect at the time of the Executive’s termination, plus (B) 2.0 times the greater of (i) the Executive’s average annual bonus paid by the Company to the Executive for the three (3) fiscal years preceding the fiscal year in which the Executive’s termination of employment occurs, or (ii) the annual bonus paid by the Company to the Executive for the last completed fiscal year.  The severance amount shall be paid in a lump sum within thirty (30) days of the Executive’s Termination of Employment.

b.Provided that the Executive is eligible for and timely elects COBRA continuation coverage, during the 18-month period following the Executive’s termination date, the Company shall reimburse the Executive for the monthly COBRA cost of continued coverage for the Executive, and, where applicable, his/her spouse and dependents, paid by the Executive under the Company’s group health plan pursuant to Section 4980B of the Code, less the amount that the Executive would be required to contribute for such health coverage if the Executive were an active employee of the Company (the “Monthly COBRA Costs”).  Notwithstanding the foregoing, the Company reserves the right to restructure the foregoing continued coverage arrangement in any manner reasonably necessary or appropriate to avoid penalties or negative tax consequences to the Company or the Executive, as determined by the Company in its sole and absolute discretion.

c.The Executive shall not have a duty to mitigate the damages suffered by him in connection with the termination by the Company of his/her employment without Cause or a resignation for Good Reason during the Contract Period.

d.Notwithstanding anything contained herein to the contrary, upon termination of the Executive’s employment for any reason, the Executive shall be deemed to have automatically resigned from all positions, including as an officer and, if applicable, as a director or member of the Board and any committees thereof, or the board of directors or committees of any of the Company’s subsidiaries or affiliates or any other fiduciary positions with the Company or its subsidiaries or affiliates.

10.Resignation Without Good Reason.  The Executive shall be entitled to resign from the employment of the Company at any time during the Contract Period without Good Reason, but upon such resignation the Executive shall not be entitled to any additional compensation for the time after which he ceases to be employed by the Company, and shall not be entitled to any of the other benefits provided hereunder.  No such resignation shall be effective unless in writing with thirty (30) days’ notice thereof.

11.Non-Disclosure of Confidential Information; Non-Competition and Non-Solicitation.

a.Non-Disclosure of Confidential Information.  Except in the course of his/her employment with the Company and in the pursuit of the business of the Company or any of its subsidiaries or affiliates, the Executive shall not, at any time during or following the Contract Period, disclose or use, any confidential information or proprietary data of the Company or any of its subsidiaries or affiliates.  The Executive agrees that, among other things, all information concerning the identity of and the Company’s relations with its customers is confidential information.

b.Non-Compete; Non-Solicitation.

(1)During the term of the Executive’s employment and for the one (1) year period commencing on the termination of the Executive’s employment for any reason whatsoever during the Contract Period (the “Restricted Period”), the Executive shall not, without express prior written consent of the Company, directly or indirectly, own or hold any proprietary interest in, or be employed by or receive remuneration from, any corporation, partnership, sole proprietorship or other entity (collectively, an “entity”) “engaged in competition” (as defined below) with the Company or any of its subsidiaries (a “Competitor”). For purposes of the preceding sentence, (i) the term “proprietary interest” means direct or indirect ownership of an equity interest in an entity other than ownership of less than two (2) percent of any class stock in a publicly-held entity, and (ii) an entity shall be considered to be “engaged in competition” if such entity is, or is a holding company for or a subsidiary of an entity which is engaged in the business of (A) providing banking, trust services, asset management advice, or similar financial services to consumers, businesses individuals or other entities, and (B) the entity, holding company or subsidiary maintains any physical offices for the transaction of such business located within fifty (50) miles of the main office of the Company.

(2)During the Restricted Period, and for a period of one (1) year thereafter, the Executive shall not, either directly or indirectly, for himself or on behalf of or in conjunction with any other person, company, partnership, corporation or business of whatever nature, (i) call upon any person or entity which is or has been within twenty four (24) months prior to the termination or other cessation of the Executive’s employment for any reason, a customer of the Company or any subsidiary (each a “Customer”) for the direct or indirect purpose of soliciting or selling deposit, loan or trust products or services or (ii) induce any Customer to curtail, cancel, not renew, or not continue their business with the Company or any subsidiary.

(3)During the Restricted Period, and for a period of one (1) year thereafter, the Executive shall not, without the express prior written consent of the Company, directly or indirectly, (i) solicit or assist any third party in soliciting for employment any person employed by the Company or any of its subsidiaries at the time of the termination of the Executive’s employment (collectively, “Employees”), (ii) employ, attempt to employ or materially assist any third party in employing or attempting to employ any Employee, or (iii) otherwise act on behalf of any Competitor to interfere with the relationship between the Company or any of its subsidiaries and their respective Employees.

(4)The Executive acknowledges that the restrictions contained in this Section 11 are reasonable and necessary to protect the legitimate interests of the Company and that any breach by the Executive of any provision contained in this Section 11 will result in irreparable injury to the Company for which a remedy at law would be inadequate.  Accordingly, the Executive acknowledges that the Company shall be entitled to temporary, preliminary and permanent injunctive relief against the Executive in the event of any breach or threatened breach by the Executive of the provisions of this Section 11, in addition to any other remedy that may be available to the Company whether at law or in equity.  With respect to any provision of this Section 11 finally determined by a court of competent jurisdiction to be unenforceable, such court shall be authorized to reform this Agreement or any provision hereof so that it is enforceable to the maximum extent permitted by law. If the covenants of Section 11 are determined to be wholly or partially unenforceable in any jurisdiction, such determination shall not be a bar to or in any way diminish the Company’s right to enforce such covenants in any other jurisdiction and shall not bar or limit the enforceability of any other provisions.

c.Specific Performance.  The Executive agrees that the Company does not have an adequate remedy at law for the breach of this Section and agrees that he shall be subject to injunctive relief and equitable remedies as a result of the breach of this Section.  The invalidity or unenforceability of any provision of this Agreement shall not affect the force and effect of the remaining valid portions.

d.Survival.  This Section shall survive the termination of the Executive’s employment hereunder and the expiration of this Agreement. The Company shall not be required to post any bond or other security in connection with any proceeding to enforce the provisions of this Section 11.

12.Section 280G of the Code.

a.Anything in this Agreement to the contrary notwithstanding, in the event that a Change in Control occurs and it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise (“Total Payments”) would otherwise exceed the amount (the “Safe Harbor Amount”) that could be received by the Executive without the imposition of an excise tax under Section 4999 of Code, then the Total Payments shall be reduced to the extent, and only to the extent, necessary to assure that their aggregate present value, as determined in accordance the applicable provisions of Section 280G of the Code, does not exceed the greater of the following dollar amounts (the “Benefit Limit”):

(1)the Safe Harbor Amount, or

(2)the greatest after-tax amount payable to the Executive after taking into account any excise tax imposed under Section 4999 of the Code on the Total Payments.

b.All determinations to be made under this Section 12 shall be made by an independent public accounting firm chosen by the Company (the “Accounting Firm”).  In determining whether such Benefit Limit is exceeded, the Accounting Firm shall make a reasonable determination of the value to be assigned to the restrictive covenants in effect for the Executive pursuant to Section 11 this Agreement, and the amount of the Executive’s potential parachute payment under Section 280G of the Code shall reduced by the value of those restrictive covenants to the extent consistent with Section 280G of the Code. All of the fees and expenses of the Accounting Firm in performing the determinations referred to in this Section 12 shall be borne solely by the Company.

c.To the extent a reduction to the Total Payments is required to be made in accordance with this Section 12, such reduction and/or cancellation of acceleration of equity awards shall occur in the order that provides the maximum economic benefit to the Executive.  In the event that acceleration of equity awards is to be reduced, such acceleration of vesting also shall be canceled in the order that provides the maximum economic benefit to the Executive. Notwithstanding the foregoing, any reduction shall be made in a manner consistent with the requirements of Section 409A of the Code and where two economically equivalent amounts are subject to reduction but payable at different times, such amounts shall be reduced on a pro rata basis, but not below zero.

13.Term and Effect Prior to Change in Control.

a.Term.  Except as otherwise provided for hereunder, this Agreement shall commence on the date hereof and shall remain in effect for a period of three (3) years from the date hereof (the “Initial Term”) or until the end of the Contract Period, whichever is later.  The Initial Term shall be automatically extended for an additional one (1) year period on the anniversary date hereof (so that the Initial Term is always three (3) years) unless, prior to a Change in Control, the Board notifies the Executive in writing at any time that the Contract is not so extended, in which case the Initial Term shall end upon the later of (i) three (3) years after the date hereof, or (ii) two (2) years after the date of such written notice.

b.No Effect Prior to Change in Control.  This Agreement shall not affect any rights of the Company to terminate the Executive prior to a Change in Control or any rights of the Executive granted in any other agreement or contract or plan with the Company.  The rights, duties and benefits provided hereunder shall only become effective upon and after a Change in Control.  If the full-time employment of the Executive by the Company is ended for any reason prior to a Change in Control, this Agreement shall terminate automatically and thereafter be of no further force and effect.

14.Severance Compensation and Benefits Not in Derogation of Other Benefits.  Anything to the contrary herein contained notwithstanding, the payment or obligation to pay any monies, or granting of any benefits, rights or privileges to the Executive as provided in this Agreement shall not be in lieu or derogation of the rights and privileges that the Executive now has or will have under any plans or programs of or agreements with the Company, except that if the Executive received any payment hereunder, he shall not be entitled to any payment under the Company’s severance policies for officers and employees or under any employment agreement between the Executive and the Company.

15.Payroll and Withholding Taxes.  All payments to be made or benefits to be provided hereunder by the Company shall be subject to applicable federal and state payroll or withholding taxes.

16.Application of Section 409A of the Code.

a.This Agreement shall be interpreted to avoid any penalty sanctions under Section 409A of the Code.  If any payment or benefit cannot be provided or made at the time specified herein without incurring sanctions under Section 409A of the Code, then such benefit or payment shall be provided in full (to extent not paid in part at earlier date) at the earliest time thereafter when such sanctions shall not be imposed.  For purposes of Section 409A of the Code, all payments to be made upon a termination of employment under this Agreement may only be made upon the Executive’s “separation from service” (within the meaning of such term under Section 409A of the Code), each payment made under this Agreement shall be treated as a separate payment, and the right to a series of installment payments under this Agreement shall be treated as a right to a series of separate payments.  In no event shall the Executive, directly or indirectly, designate the fiscal year of payment, except as permitted under Section 409A of the Code.  Notwithstanding any provision of this Agreement to the contrary, with respect to amounts under this Agreement are nonqualified deferred compensation subject to Section 409A, in no event shall the timing of the Executive’s execution of the Release, directly or indirectly, result in the Executive designating the calendar year of payment, and if a payment that is subject to execution of the Release could be made in more than one (1) taxable year, payment shall be made in the later taxable year.

b.Notwithstanding anything herein to the contrary, if, at the time of the Executive’s termination of employment with the Company, the Company has securities which are publicly traded on an established securities market and the Executive is a “specified employee” (as such term is defined in Section 409A of the Code) and it is necessary to postpone the commencement of any payments or benefits otherwise payable under this Agreement as a result of such termination of employment to prevent any accelerated or additional tax under Section 409A of the Code, then the Company shall postpone the commencement of the payment of any such payments or benefits hereunder (without any reduction in such payments or benefits ultimately paid or provided to the Executive) that are not otherwise paid first within the ‘short-term deferral exception’ under Treas. Reg. §1.409A-1(b)(4), and then under the ‘separation pay exception’ under Treas. Reg. §1.409A-1(b)(9)(iii), until the first payroll date that occurs after the date that is 6 months following the Executive’s “separation of service” (as such term is defined under code Section 409A of the Code) with the Company.  If any payments are postponed due to such requirements, such postponed amounts shall be paid in a lump sum to the Executive on the first payroll date that occurs after the date that is six (6) months following Executive’s separation of service with the Company.  If the Executive dies during the postponement period prior to the payment of postponed amount, the amounts withheld on account of Section 409A of the Code shall be paid to the personal representative of the Executive’s estate within sixty (60) days after the date of the Executive’s death.

c.All reimbursements and in-kind benefits provided under this Agreement shall be made or provided in accordance with the requirements of Section 409A of the Code, including, where applicable, the requirement that (i) any reimbursement shall be for expenses incurred during the Executive’s lifetime (or during a shorter period of time specified in this Agreement), (ii) the amount of expenses eligible for reimbursement, or in kind benefits provided, during a calendar year may not affect the expenses eligible for reimbursement, or in kind benefits to be provided, in any other calendar year, (iii) the reimbursement of an eligible expense shall be made on or before the last day of the calendar year following the year in which the expense is incurred and (iv) the right to reimbursement or in kind benefits is not subject to liquidation or exchange for another benefit.

17.Recoupment Policy. The Executive agrees that the Executive will be subject to any compensation clawback or recoupment policies that may be applicable to Executive as an employee of the Company, as in effect from time to time and as approved by the Board or a duly authorized committee thereof, whether or not approved before or after the Effective Date of this Agreement.

18.Severability.  If any provision of this Agreement or application thereof to anyone or under any circumstances is adjudicated to be invalid or unenforceable in any jurisdiction, such invalidity or unenforceability shall not affect any other provision or application of this Agreement which can be given effect without the invalid or unenforceable provision or application and shall not invalidate or render unenforceable such provision or application in any other jurisdiction.  If any provision is held void, invalid or unenforceable with respect to particular circumstances, it shall nevertheless remain in full force and effect in all other circumstances.

19.Section Headings. The Section headings herein have been inserted for convenience of reference only and shall in no way modify or restrict any of the terms or provisions hereof. When the context admits or requires, words used in the masculine gender shall be construed to include the feminine, the plural shall include the singular, and the singular shall include the plural.

20.Dispute Resolution.  At the option of either the Company or the Executive, any dispute, controversy or question arising under, out of or relating to this Agreement, the Executive’s employment or termination of employment, including but not limited to any and all statutory claims involving workplace discrimination or wrongful discharge, but excluding claims pursuant to Section 11 hereof, shall be referred for decision by arbitration in the State of New Jersey by a neutral arbitrator mutually selected by the parties hereto.  Any arbitration proceeding shall be governed by the Rules of the American Arbitration Association then in effect or such last in effect (in the event such Association is no longer in existence).  If the parties are unable to agree upon such a neutral arbitrator within twenty one (21) days after either party has given the other written notice of the desire to submit the dispute, controversy or question for decision as aforesaid, then either party may apply to the American Arbitration Association for a final and binding appointment of a neutral arbitrator; however, if the American Arbitration Association is not then in existence or does not act on the matter within forty five (45) days of any such application, either party may apply to a judge of the local court where the Bank is headquartered for an appointment of a neutral arbitrator to hear the parties and such judge is hereby authorized to make such appointment.  In the event that either party exercises the right to submit a dispute, controversy or question arising hereunder to arbitration, the decision of the neutral arbitrator shall be final, conclusive and binding on all interested persons and no action at law or in equity shall be instituted or, if instituted, further prosecuted by either party other than to enforce the award of the neutral arbitrator.  The award of the neutral arbitrator may be entered in any court that has jurisdiction.  The Executive and the Company shall each bear all their own costs (including the fees and disbursements of counsel) incurred in connection with any such arbitration and shall each pay one-half of the costs of any arbitrator; provided that if the Executive ultimately prevails in any such arbitration, the Company shall reimburse the Executive for all such costs so incurred in connection with such arbitration.

21.Miscellaneous.  This Agreement is the joint and several obligation of the Bank and Peapack.  The terms of this Agreement shall be governed by, and interpreted and construed in accordance with the provisions of, the laws of New Jersey.  This Agreement supersedes all prior agreements and understandings with respect to the matters covered hereby, including expressly any prior agreement with the Company concerning change-in-control benefits.  The amendment or termination of this Agreement may be made only in a writing executed by the Company and the Executive, and no amendment or termination of this Agreement shall be effective unless and until made in such a writing.  This Agreement shall be binding upon any successor (whether direct or indirect, by purchase, merge, consolidation, liquidation or otherwise) to all or substantially all of the assets of the Company.  This Agreement is personal to the Executive and the Executive may not assign any of his/her rights or duties hereunder but this Agreement shall be enforceable by the Executive’s legal representatives, executors or administrators.  This Agreement may be executed in two or more counterparts, each of which shall be deemed an original, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.

[Signatures on Following Page]

IN WITNESS WHEREOF, Peapack-Gladstone Bank and Peapack-Gladstone Financial Corporation each have caused this Agreement to be executed by their duly authorized representatives pursuant to the authority of their Boards of Directors, and the Executive has personally executed this Agreement, all as of the day and year first written above.

ATTEST:	PEAPACK-GLADSTONE
FINANCIAL CORPORATION

/s/ Mary E. Donovan	By:	/s/ Douglas L. Kennedy
Mary E. Donovan, Assistant Secretary

ATTEST:	PEAPACK-GLADSTONE BANK

/s/ Mary E. Donovan	By:	/s/ Douglas L. Kennedy
Mary E. Donovan, Assistant Secretary

WITNESS:
March 14, 2018

/s/ Meghan Schaffert	_/s/ Lisa P. Chalkan
Executive

EXHIBIT A

FORM OF RELEASE