Form 10-Q
period 2019-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2019-05-09
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock outstanding as of May 2, 2019: 19,446,363

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PGC	NASDAQ Global Select Market

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share and per share data)

	(unaudited)	(audited)
	March 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$4,726	$5,914
Federal funds sold	101	101
Interest-earning deposits	235,487	154,758
Total cash and cash equivalents	240,314	160,773
Securities available for sale	384,400	377,936
Equity security, at fair value	4,778	4,719
FHLB and FRB stock, at cost	18,460	18,533
Loans held for sale, at fair value	—	1,576
Loans held for sale, at lower of cost or fair value	3,931	3,542
Loans	3,897,416	3,927,931
Less: Allowance for loan and lease losses	38,653	38,504
Net loans	3,858,763	3,889,427
Premises and equipment	21,201	27,408
Accrued interest receivable	11,688	10,814
Bank owned life insurance	45,554	45,353
Goodwill	24,417	24,417
Other intangible assets	7,753	7,982
Finance lease right-of-use assets	5,639	—
Operating lease right-of-use assets	7,541	—
Other assets	27,867	45,378
TOTAL ASSETS	$4,662,306	$4,617,858
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$476,013	$463,926
Interest-bearing deposits:
Checking	1,268,823	1,247,305
Savings	114,865	114,674
Money market accounts	1,209,835	1,243,369
Certificates of deposit - retail	545,450	510,724
Certificates of deposit - listing service	68,055	79,195
Subtotal deposits	3,683,041	3,659,193
Interest-bearing demand - brokered	180,000	180,000
Certificates of deposit - brokered	56,165	56,147
Total deposits	3,919,206	3,895,340
Federal Home Loan Bank advances	105,000	108,000
Finance lease liabilities	8,175	8,362
Operating lease liabilities	7,683	—
Subordinated debt, net	83,249	83,193
Deferred tax liabilities, net	12,150	16,029
Accrued expenses and other liabilities	45,371	37,921
TOTAL LIABILITIES	4,180,834	4,148,845
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 19,853,541 at March 31, 2019 and 19,745,840 at December 31, 2018; outstanding shares, 19,445,363 at March 31, 2019 and 19,337,662 at December 31, 2018	16,549	16,459
Surplus	309,722	309,088
Treasury stock at cost, 408,178 shares at both March 31, 2019 and December 31, 2018	(8,988)	(8,988)
Retained earnings	165,918	154,799
Accumulated other comprehensive loss, net of income tax	(1,729)	(2,345)
TOTAL SHAREHOLDERS’ EQUITY	481,472	469,013
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$4,662,306	$4,617,858

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans	$40,512	$34,667
Interest on investments:
Taxable	2,684	1,925
Tax-exempt	93	109
Interest on loans held for sale	4	10
Interest on interest-earning deposits	1,270	357
Total interest income	44,563	37,068
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	8,061	3,719
Interest on certificates of deposit	3,234	2,149
Interest on borrowed funds	834	370
Interest on finance lease liability	99	107
Interest on subordinated debt	1,224	1,221
Subtotal - interest expense	13,452	7,566
Interest on interest-bearing demand - brokered	739	680
Interest on certificates of deposits - brokered	365	429
Total interest expense	14,556	8,675
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	30,007	28,393
Provision for loan and lease losses	100	1,250
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	29,907	27,143
OTHER INCOME
Wealth management fee income	9,174	8,367
Service charges and fees	816	831
Bank owned life insurance	338	336
Gains on loans held for sale at fair value (mortgage banking)	47	94
Fee income related to loan level, back-to-back swaps	270	252
Gain on sale of SBA loans	419	31
Other income	606	382
Securities gains/(losses), net	59	(78)
Total other income	11,729	10,215
OPERATING EXPENSES
Compensation and employee benefits	17,156	14,579
Premises and equipment	3,388	3,270
FDIC insurance expense	277	580
Other operating expense	4,894	4,908
Total operating expenses	25,715	23,337
INCOME BEFORE INCOME TAX EXPENSE	15,921	14,021
Income tax expense	4,496	3,214
NET INCOME	$11,425	$10,807

EARNINGS PER SHARE
Basic	$0.59	$0.58
Diluted	$0.58	$0.57
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	19,350,452	18,608,309
Diluted	19,658,006	18,908,692

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$11,425	$10,807
Comprehensive income:
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	2,288	(2,934)
	2,288	(2,934)

Tax effect	(560)	676
Net of tax	1,728	(2,258)

Unrealized gains on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	(1,547)	741
Reclassification adjustment for amounts included in net income	(31)	(31)
	(1,578)	710

Tax effect	466	(209)
Net of tax	(1,112)	501

Total other comprehensive income/(loss)	616	(1,757)

Total comprehensive income	$12,041	$9,050

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2019 and March 31, 2018

						Accumulated
						Other
(In thousands, except	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2019 19,337,662 common shares outstanding	$—	$16,459	$309,088	$(8,988)	$154,799	$(2,345)	$469,013
Net income	—	—	—	—	11,425	—	11,425
Comprehensive income	—	—	—	—	—	616	616
Cumulative adjustment for leases (ASC 842)	—	—	—	—	661	—	661
Restricted stock units issued 129,362 shares	—	108	(108)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (35,335) shares	—	(30)	(934)	—	—	—	(964)
Amortization of restricted stock awards/units	—	—	1,390	—	—	—	1,390
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(967)	—	(967)
Common stock options exercised, 300 shares	—	1	3	—	—	—	4
Exercise of warrants, 7,109 net of 4,218 shares used to exercise, 2,891 shares	—	2	(2)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 10,176 shares	—	8	286	—	—	—	294
Issuance of common stock for acquisition 307 shares	—	1	(1)	—	—	—	—
Balance at March 31, 2019 19,445,363 common shares outstanding	$—	$16,549	$309,722	$(8,988)	$165,918	$(1,729)	$481,472

						Accumulated
						Other
(In thousands, except	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2018 18,619,634 common shares outstanding	$—	$15,858	$283,552	$(8,988)	$114,468	$(1,212)	$403,678
Net income	—	—	—	—	10,807	—	10,807
Comprehensive loss	—	—	—	—	—	(1,757)	(1,757)
Cumulative adjustment for equity security (ASU 2016-01)	—	—	—	—	(127)	127	—
Restricted stock units issued 83,659 shares	—	70	(70)	—	—	—	—
Restricted stock awards forfeitures (92,767) shares	—	(77)	77	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (38,512) shares	—	(32)	(1,305)	—	—	—	(1,337)
Amortization of restricted stock awards/units	—	—	976	—	—	—	976
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(853)	—	(853)
Common stock options exercised, 6,150, net of 1,541 used to exercise, 4,609 shares	—	5	47	—	—	—	52
Sales of shares (Dividend Reinvestment Program), 317,302 shares	—	264	10,355	—	—	—	10,619
Issuance of shares for Employee Stock Purchase Plan, 6,363 shares	—	6	215	—	—	—	221
Issuance of common stock for acquisition 20,826 shares	—	17	(17)	—	—	—	—
Balance at March 31, 2018 18,921,114 common shares outstanding	$—	$16,111	$293,830	$(8,988)	$124,295	$(2,842)	$422,406

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$11,425	$10,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	741	799
Amortization of premium and accretion of discount on securities, net	251	368
Amortization of restricted stock	1,390	976
Amortization of intangible assets	229	180
Amortization of subordinated debt costs	56	55
Provision for loan and lease losses	100	1,250
Deferred tax (benefit)/expense	(4,105)	391
Stock-based compensation and employee stock purchase plan expense	45	53
Fair value adjustment for equity security	(59)	78
Loans originated for sale (1)	(10,030)	(10,875)
Proceeds from sales of loans held for sale (1)	9,298	8,752
Gain on loans held for sale (1)	(466)	(125)
Increase in cash surrender value of life insurance, net	(201)	(193)
(Increase)/decrease in accrued interest receivable	(874)	2,146
Decrease in other assets	16,412	1,744
Increase/(decrease) in accrued expenses and other liabilities	7,674	(2,324)
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,886	14,082
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	49,056	15,817
Redemptions of FHLB & FRB stock	135	20,846
Purchase of securities available for sale	(53,483)	(38,912)
Purchase of FHLB & FRB stock	(62)	(31,171)
Net decrease/(increase) in loans, net of participations sold	32,949	(3,851)
Purchase of premises and equipment	(173)	(246)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	28,422	(37,517)
FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	23,866	(146,198)
Net increase in overnight borrowings	—	216,000
Repayments of Federal Home Loan Bank advances	(3,000)	(15,000)
Dividends paid on common stock	(967)	(853)
Exercise of Stock Options, net of stock swaps	4	52
Restricted stock repurchased on vesting to pay taxes	(964)	(1,337)
Sales of common shares (Dividend Reinvestment Program)	—	10,619
Issuance of shares for employee stock purchase plan	294	221
NET CASH PROVIDED BY IN FINANCING ACTIVITIES	19,233	63,504
Net increase in cash and cash equivalents	79,541	40,069
Cash and cash equivalents at beginning of period	160,773	113,447
Cash and cash equivalents at end of period	$240,314	$153,516
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$12,993	$6,917
Income tax, net	265	529

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

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the period ended December 31, 2018 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2019, the results of operations and comprehensive income for the three months ended March 31, 2019 and 2018, shareholders’ equity for the three months ended March 31, 2019 and 2018, and cash flow statements for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any future period.

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated financial statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware, Peapack Capital Corporation (“PCC”) (formed in the second quarter of 2017), Murphy Capital Management (“MCM”) (acquired in the third quarter of 2017), Quadrant Capital Management (“Quadrant”) (acquired in the fourth quarter of 2017), Lassus Wherley & Associates (“Lassus Wherley”) (acquired in the third quarter of 2018), Peapack-Gladstone Mortgage Group, Inc. and Peapack-Gladstone Mortgage Group’s wholly-owned subsidiary, PG Investment Company of Delaware, Inc. and its wholly-owned subsidiary, Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company. While the following footnotes include the collective results of the Company and the Bank and their subsidiaries, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

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

Peapack-Gladstone Bank’s Private Wealth Management Division includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust and Investments of Delaware, MCM, Quadrant and Lassus Wherley.  Wealth management fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of AUM at month-end.  Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e. trade date).

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

Securities: All debt securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income/(loss), net of tax, with the exception of the Company’s investment in a CRA investment fund, which is classified as an equity security.  In accordance with ASU 2016-01, “Financial Instruments” (adopted January 1, 2018), unrealized holding gains and losses on equity securities are marked to market through the income statement.

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

Mortgage loans held for sale are generally sold with servicing rights released; therefore, no servicing rights are recorded. Gains and losses on sales of mortgage loans, shown as gain on sale of loans on the income statement, are based on the difference between the selling price and the carrying value of the related loan sold.

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $38.7 million and $35.1 million as of March 31, 2019 and December 31, 2018, respectively.  SBA loans held for sale totaled $3.9 million and $1.2 million at March 31, 2019 and December 31, 2018, respectively.

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

Loans are considered past due when they are not paid within 30 days in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more and collateral, if any, is insufficient to cover principal and interest. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six consecutive months. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans may be returned to accrual status. Nonaccrual mortgage loans are generally charged off to the extent that the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in New Jersey and New York.

Allowance for Loan and Lease Losses: The allowance for loan and lease losses is a valuation allowance for credit losses that is Management’s estimate of probable losses in the loan portfolio.  The process to determine reserves utilizes analytic tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an impairment analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the size and composition of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans via a specific reserve, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Bank’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both March 31, 2019 and December 31, 2018, the multiple was 2.25 times for non-impaired special mention loans and 3.5 times for non-impaired substandard loans.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on collateral or purpose. The following portfolio classes have been identified:

Primary Residential Mortgages.  The Bank originates one to four family residential mortgage loans in the Tri-State area (New York, New Jersey and Connecticut), Pennsylvania and Florida.  Loans are secured by first liens on the primary residence or investment property.  Primary risk characteristics associated with residential mortgage loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Home Equity Lines of Credit.  The Bank provides revolving lines of credit against one to four family residences in the Tri-State area. Primary risk characteristics associated with home equity lines of credit typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Junior Lien Loan on Residence.  The Bank provides junior lien loans (“JLL”) against one to four family properties in the Tri-State area. JLLs can be either in the form of an amortizing home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. Primary risk characteristics associated with JLLs typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

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

Commercial and Industrial Loans.  The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as the stock of a company, if privately held.  Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flow. Factors that may influence a business’ profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain. To mitigate the risk characteristics of commercial and industrial loans, these loans often include commercial real estate as collateral to strengthen the Bank’s position and the Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.

Leasing and Equipment Finance.  PCC offers a range of finance solutions nationally. PCC provides term loans and leases secured by assets financed for U.S. based mid-size and large companies. Facilities tend to be fully drawn under fixed rate terms. PCC serves a broad range of industries including transportation, manufacturing, heavy construction and utilities.

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

Leases:  At inception, contracts are evaluated to determine whether the contract constitutes a lease agreement. For contracts that are determined to be an operating lease, a corresponding right-of-use (“ROU”) asset and operating lease liability are recorded in separate line items on the statement of condition. A ROU asset represents the Company’s right to use an underlying asset during the lease term and a lease liability represents the Company’s commitment to make contractually obligated lease payments. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The measurement of the operating lease ROU asset includes any lease payments made.

As the rate implicit in the lease is not readily determinable, the incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable FHLB collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s statement of condition, but rather, lease expense is recognized over the lease term on a straight-line basis. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. The Company maintains certain property and equipment under direct financing and operating leases.  Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space and are classified as operating leases. The Company has two existing finance leases (previously classified as a capital lease and included in premises and equipment on our statement of condition at December 31, 2018) for the Company’s administration building and one branch location.  Topic 842 did not materially impact the accounting for these capital leases.

The right-of-use-asset is measured at the amount of the lease liability adjusted for lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use-asset.

There are no terms or conditions related to residual value guarantees and no restrictions or covenants that would impact the Company’s ability to pay dividends or to incur additional financial obligations.

Derivatives:  At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation.  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For cash flow hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative continues to be reported at fair value in the statement of condition, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings.

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

Upon adoption of ASU 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

For the Company’s stock option plans, changes in options outstanding during the three months ended March 31, 2019 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2019	91,310	$13.63
Exercised during 2019	(300)	12.98
Expired during 2019	(630)	22.57
Forfeited during 2019	—	—
Balance, March 31, 2019	90,380	$13.57	2.47 years	$1,143
Vested and expected to vest	90,380	$13.57	2.47 years	$1,143
Exercisable at March 31, 2019	90,380	$13.57	2.47 years	$1,143

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2019 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on March 31, 2019 was $26.22.

There were no stock options granted in the three months ended March 31, 2019.

The Company has previously granted performance-based and service-based restricted stock awards/units. Service-based awards/units vest ratably over a three or five-year period.  There were 194,742 service-based restricted stock units granted in the first quarter of 2019 with a three-year vesting period.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period which is generally three years.  The Company granted 47,770 performance-based restricted stock units in the first quarter of 2019.

Changes in non-vested shares dependent on performance criteria for the three months ended March 31, 2019 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2019	42,998	$35.33
Granted during 2019	47,770	26.34
Balance, March 31, 2019	90,768	$30.60

Changes in service-based restricted stock awards/units for the three months ended March 31, 2019 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2019	366,541	$30.64
Granted during 2019	194,742	26.38
Vested during 2019	(138,399)	27.39
Forfeited during 2019	—	—
Balance, March 31, 2019	422,884	$29.75

As of March 31, 2019, there was $62 thousand of total unrecognized compensation cost related to service-based awards.  That cost is expected to be recognized over a weighted average period of 0.46 years.  As of March 31, 2019, there was $13.2 million of total unrecognized compensation cost related to service-based and performance-based units.  That cost is expected to be recognized over a weighted average period of 1.34 years. Stock compensation expense recorded for the first quarters of 2019 and 2018 totaled $1.4 million and $1.1 million, respectively.

Employee Stock Purchase Plan (“ESPP”): In 2014, the shareholders of the Company approved the ESPP.  The ESPP provides for the granting of rights to purchase up to 150,000 shares of Corporation common stock. Subject to certain eligibility requirements and restrictions, the ESPP allows employees to purchase shares during four three-month offering periods (“Offering Periods”).  Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between 1% and 15% of their compensation.  At the end of each Offering Period on the purchase date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price.  The purchase price is an amount equal to 85% of the closing market price of a share of Company common stock on the purchase date.  Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the Offering Period without penalty.  The fair value of each purchase right is determined using the Black-Scholes option pricing model.

The Company recorded $45 thousand and $53 thousand of expense in salaries and employee benefits expense for the three months ended March 31, 2019 and 2018, respectively, related to the ESPP.  Total shares issued under the ESPP during the first quarters of 2019 and 2018 were 10,176 and 6,363, respectively.

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2019	2018
Net income available to common shareholders	$11,425	$10,807

Basic weighted-average shares outstanding	19,350,452	18,608,309
Plus: common stock equivalents	307,554	300,383
Diluted weighted-average shares outstanding	19,658,006	18,908,692
Net income per share
Basic	$0.59	$0.58
Diluted	0.58	0.57

As of March 31, 2019, stock options and restricted stock units totaling 243,747 were not included in the computation of diluted earnings per share because they were antidilutive.  As of March 31, 2018, all stock options and warrants were included in the computation of diluted earnings per share because they were all dilutive, meaning that the exercise price of the stock option was greater than the average market price for the period.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2015 or by New Jersey tax authorities for years prior to 2014.

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

Other intangible assets, which primarily consist of customer relationship intangible assets arising from acquisition, are amortized on an accelerated basis over their estimated useful lives, which range from 5 to 15 years.

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of March 31, 2019 and December 31, 2018 follows:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$86,678	$85	$(411)	$86,352
Mortgage-backed securities – residential	275,641	936	(2,246)	274,331
SBA pool securities	3,644	—	(43)	3,601
State and political subdivisions	17,123	37	(63)	17,097
Corporate bond	3,000	19	—	3,019
Total	$386,086	$1,077	$(2,763)	$384,400

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$102,915	$82	$(984)	$102,013
Mortgage-backed securities – residential	254,383	418	(3,439)	251,362
SBA pool securities	3,883	—	(44)	3,839
State and political subdivisions	17,729	27	(146)	17,610
Corporate bond	3,000	112	—	3,112
Total	$381,910	$639	$(4,613)	$377,936

The following tables present the Company’s available for sale securities in a continuous unrealized loss position and the approximate fair value of these investments as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$—	$—	$38,571	$(411)	$38,571	$(411)
Mortgage-backed securities-residential	24,456	(142)	130,964	(2,104)	155,420	(2,246)
SBA pool securities	—	—	3,601	(43)	3,601	(43)
State and political subdivisions	—	—	5,108	(63)	5,108	(63)
Total	$24,456	$(142)	$178,244	$(2,621)	$202,700	$(2,763)

	December 31, 2018
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$18,840	$(103)	$33,600	$(881)	$52,440	$(984)
Mortgage-backed securities-residential	51,697	(303)	136,130	(3,136)	187,827	(3,439)
SBA pool securities	—	—	3,839	(44)	3,839	(44)
State and political subdivisions	421	(1)	7,274	(145)	7,695	(146)
Total	$70,958	$(407)	$180,843	$(4,206)	$251,801	$(4,613)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the credit worthiness of the issuers.  As of March 31, 2019, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments” which resulted in the reclassification of the Company’s investment in the CRA investment fund from available for sale to an equity security. This security had a gain of $59 thousand for the three months ended March 31, 2019.  This amount is included in securities gains/(losses) on the Consolidated Statements of Income.

3.  LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of March 31, 2019 and December 31, 2018, consisted of the following:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2019	Loans	2018	Loans
Residential mortgage	$569,304	14.61%	$571,570	14.55%
Multifamily mortgage	1,104,406	28.34	1,135,805	28.92
Commercial mortgage	705,221	18.09	702,165	17.88
Commercial loans (including equipment financing)	1,406,215	36.08	1,397,057	35.57
Home equity lines of credit	57,639	1.48	62,191	1.58
Consumer loans, including fixed rate home equity loans	54,276	1.39	58,678	1.49
Other loans	355	0.01	465	0.01
Total loans	$3,897,416	100.00%	$3,927,931	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal Call Report codes.  The following portfolio classes have been identified as of March 31, 2019 and December 31, 2018:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2019	Loans	2018	Loans
Primary residential mortgage	$598,299	15.37%	$600,891	15.31%
Home equity lines of credit	57,636	1.48	62,191	1.58
Junior lien loan on residence	7,429	0.19	7,418	0.19
Multifamily property	1,104,406	28.36	1,135,805	28.94
Owner-occupied commercial real estate	251,948	6.47	261,193	6.65
Investment commercial real estate	1,005,724	25.83	1,001,918	25.53
Commercial and industrial	633,590	16.27	616,838	15.72
Lease financing	175,517	4.51	172,643	4.40
Farmland/agricultural production	145	—	149	0.01
Commercial construction loans	86	—	86	0.01
Consumer and other loans	59,138	1.52	65,180	1.66
Total loans	$3,893,918	100.00%	$3,924,312	100.00%
Net deferred costs	3,498		3,619
Total loans including net deferred costs	$3,897,416		$3,927,931

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan and lease losses (ALLL) as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$9,131	$258	$589,168	$3,219	$598,299	$3,477
Home equity lines of credit	214	—	57,422	152	57,636	152
Junior lien loan on residence	33	—	7,396	15	7,429	15
Multifamily property	—	—	1,104,406	5,768	1,104,406	5,768
Owner-occupied commercial real estate	1,514	—	250,434	2,534	251,948	2,534
Investment commercial real estate	18,293	—	987,431	14,410	1,005,724	14,410
Commercial and industrial	—	—	633,590	10,185	633,590	10,185
Lease financing	—	—	175,517	1,803	175,517	1,803
Farmland/agricultural production	—	—	145	2	145	2
Commercial construction loans	—	—	86	1	86	1
Consumer and other loans	—	—	59,138	306	59,138	306
Total ALLL	$29,185	$258	$3,864,733	$38,395	$3,893,918	$38,653

	December 31, 2018
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$9,518	$262	$591,373	$3,244	$600,891	$3,506
Home equity lines of credit	255	—	61,936	164	62,191	164
Junior lien loan on residence	36	—	7,382	15	7,418	15
Multifamily property	1,262	—	1,134,543	5,959	1,135,805	5,959
Owner-occupied commercial real estate	1,574	—	259,619	2,614	261,193	2,614
Investment commercial real estate	18,655	—	983,263	14,248	1,001,918	14,248
Commercial and industrial	—	—	616,838	9,839	616,838	9,839
Lease financing	—	—	172,643	1,772	172,643	1,772
Farmland/agricultural production	—	—	149	2	149	2
Commercial construction loans	—	—	86	1	86	1
Consumer and other loans	—	—	65,180	384	65,180	384
Total ALLL	$31,300	$262	$3,893,012	$38,242	$3,924,312	$38,504

Impaired loans include nonaccrual loans of $24.9 million at March 31, 2019 and $25.7 million at December 31, 2018. Impaired loans also include performing TDR loans of $4.3 million at both March 31, 2019 and December 31, 2018.  At March 31, 2019, the allowance allocated to TDR loans totaled $258 thousand, of which $159 thousand was allocated to nonaccrual loans.  At December 31, 2018, the allowance allocated to TDR loans totaled $262 thousand of which $161 thousand was allocated to nonaccrual loans.  All accruing TDR loans were paying in accordance with restructured terms as of March 31, 2019.  The Company has not committed to lend additional amounts as of March 31, 2019 to customers with outstanding loans that are classified as TDR loans.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2019 and December 31, 2018 (The average impaired loans on the following tables represent year to date impaired loans.):

	March 31, 2019
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,314	$8,126	$—	$8,304
Owner-occupied commercial real estate	2,714	1,514	—	1,535
Investment commercial real estate	20,041	18,293	—	18,434
Home equity lines of credit	216	214	—	214
Junior lien loan on residence	100	33	—	34
Total loans with no related allowance	$32,385	$28,180	$—	$28,521
With related allowance recorded:
Primary residential mortgage	$1,005	$1,005	$258	$1,052
Total loans with related allowance	$1,005	$1,005	$258	$1,052
Total loans individually evaluated for Impairment	$33,390	$29,185	$258	$29,573

	December 31, 2018
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,789	$8,502	$—	$8,042
Owner-occupied commercial real estate	2,741	1,574	—	2,025
Investment commercial real estate	20,179	18,655	—	13,999
Home equity lines of credit	257	255	—	123
Junior lien loan on residence	102	36	—	45
Multifamily property	1,262	1,262	—	105
Total loans with no related allowance	$34,330	$30,284	$—	$24,339
With related allowance recorded:
Primary residential mortgage	$1,016	$1,016	$262	$1,144
Total loans with related allowance	$1,016	$1,016	$262	$1,144
Total loans individually evaluated for impairment	$35,346	$31,300	$262	$25,483

Interest income recognized on impaired loans for the quarters ended March 31, 2019 and 2018 was not material.  The Company did not recognize any income on nonaccruing impaired loans for the three months ended March 31, 2019 and 2018.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,857	$—
Home equity lines of credit	195	—
Junior lien loan on residence	33	—
Owner-occupied commercial real estate	1,514	—
Investment commercial real estate	18,293	—
Total	$24,892	$—

	December 31, 2018
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$5,215	$—
Home equity lines of credit	235	—
Junior lien loan on residence	36	—
Owner-occupied commercial real estate	1,574	—
Investment commercial real estate	18,655	—
Total	$25,715	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018 by class of loans, excluding nonaccrual loans:

	March 31, 2019
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$656	$205	$—	$861
Multifamily property	1,191	—	—	1,191
Owner-occupied commercial real estate	354	—	—	354
Commercial construction loans	86	—	—	86
Total	$2,287	$205	$—	$2,492

	December 31, 2018
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$606	$491	$—	$1,097
Consumer and other loans	2	—	—	2
Total	$608	$491	$—	$1,099

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

As of March 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$588,077	$1,033	$9,189	$—
Home equity lines of credit	57,422	—	214	—
Junior lien loan on residence	7,396	—	33	—
Multifamily property	1,102,458	1,599	349	—
Owner-occupied commercial real estate	245,404	1,257	5,287	—
Investment commercial real estate	956,874	20,603	28,247	—
Commercial and industrial	617,523	8,311	7,756	—
Lease financing	175,517	—	—	—
Farmland/agricultural production	145	—	—	—
Commercial construction loans	—	86	—	—
Consumer and other loans	58,907	—	231	—
Total	$3,809,723	$32,889	$51,306	$—

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$590,372	$943	$9,576	$—
Home equity lines of credit	61,936	—	255	—
Junior lien loan on residence	7,382	—	36	—
Multifamily property	1,130,926	3,263	1,616	—
Owner-occupied commercial real estate	255,417	249	5,527	—
Investment commercial real estate	948,300	20,756	32,862	—
Commercial and industrial	608,262	417	8,159	—
Lease financing	172,643	—	—	—
Farmland/agricultural production	149	—	—	—
Commercial construction loans	—	86	—	—
Consumer and other loans	64,946	—	234	—
Total	$3,840,333	$25,714	$58,265	$—

At March 31, 2019, $29.1 million of substandard loans were also considered impaired, compared to December 31, 2018, when $31.2 million of substandard loans were also impaired.

The activity in the allowance for loan and lease losses for the three months ended March 31, 2019 is summarized below:

	January 1,				March 31,
	2019				2019
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,506	$—	$42	$(71)	$3,477
Home equity lines of credit	164	—	2	(14)	152
Junior lien loan on residence	15	—	11	(11)	15
Multifamily property	5,959	—	—	(191)	5,768
Owner-occupied commercial real estate	2,614	—	—	(80)	2,534
Investment commercial real estate	14,248	—	—	162	14,410
Commercial and industrial	9,839	—	4	342	10,185
Lease financing	1,772	—	—	31	1,803
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	384	(11)	1	(68)	306
Total ALLL	$38,504	$(11)	$60	$100	$38,653

The activity in the allowance for loan and lease losses for the three months ended March 31, 2018 is summarized below:

	January 1,				March 31,
	2018				2018
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,085	$(77)	$—	$395	$4,403
Home equity lines of credit	221	—	2	(31)	192
Junior lien loan on residence	12	—	9	(5)	16
Multifamily property	10,007	—	—	(867)	9,140
Owner-occupied commercial real estate	2,385	—	66	(87)	2,364
Investment commercial real estate	11,933	—	—	434	12,367
Commercial and industrial	6,563	—	16	1,174	7,753
Lease financing	884	—	—	152	1,036
Farmland/agricultural production	—	—	—	2	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	349	(11)	1	83	422
Total ALLL	$36,440	$(88)	$94	$1,250	$37,696

Troubled Debt Restructurings:

The Company has allocated $258 thousand and $262 thousand of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of March 31, 2019 and December 31, 2018, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The terms of certain loans were modified as TDRs when one or a combination of the following occurred:  a reduction of the stated interest rate of the loan; the maturity date was extended; or some other modification or extension occurred which would not be readily available in the market.

There were no loans modified as TDRs during the three-month periods ended March 31, 2019 and March 31, 2018.

The identification of the TDRs did not have a significant impact on the allowance for loan and lease losses.

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default as March 31, 2019:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Investment commercial real estate	1	$14,841
Total	1	$14,841

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

4.  DEPOSITS

Certificates of deposit, excluding brokered certificates of deposit over $250,000, totaled $169.7 million and $160.3 million at March 31, 2019 and December 31, 2018, respectively.

The following table sets forth the details of total deposits as of March 31, 2019 and December 31, 2018:

	March 31,		December 31,
	2019		2018
(Dollars in thousands)	$	%	$	%
Noninterest-bearing demand deposits	$476,013	12.15%	$463,926	11.91%
Interest-bearing checking (1)	1,268,823	32.37	1,247,305	32.02
Savings	114,865	2.93	114,674	2.94
Money market	1,209,835	30.87	1,243,369	31.92
Certificates of deposit - retail	545,450	13.92	510,724	13.12
Certificates of deposit - listing service	68,055	1.74	79,195	2.03
Subtotal deposits	3,683,041	93.98	3,659,193	93.94
Interest-bearing demand - Brokered	180,000	4.59	180,000	4.62
Certificates of deposit - Brokered	56,165	1.43	56,147	1.44
Total deposits	$3,919,206	100.00%	$3,895,340	100.00%

(1)	Interest-bearing checking includes $427.8 million at March 31, 2019 and $434.5 million at December 31, 2018 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of March 31, 2019 are as follows:

(In thousands)
2019	$354,133
2020	179,596
2021	46,728
2022	27,068
2023	11,823
Over 5 Years	50,322
Total	$669,670

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB totaled $105.0 million with a weighted average interest rate of 3.20 percent and $108.0 million with a weighted average interest rate of 3.17 percent at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, advances totaling $105.0 million with a weighted average interest rate of 3.20 percent had fixed maturity dates. The fixed maturity date advances at December 31, 2018 totaled $108.0 million with a weighted average interest rate of 3.17 percent.  The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $506.5 million, multifamily mortgages totaling $824.3 million and securities totaling $46.7 million at March 31, 2019, while at December 31, 2018, the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $496.1 million, multifamily mortgages totaling $1.0 billion and securities totaling $58.5 million.

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2021	$60,000
2022	20,000
2023	25,000
Total	$105,000

There were no overnight borrowings with the FHLB as of March 31, 2019 and December 31, 2018.  At March 31, 2019, unused short-term overnight borrowing commitments totaled $1.3 billion from FHLB, $22.0 million from correspondent banks and $1.4 billion at the Federal Reserve Bank of New York.

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

Private Wealth Management Division

Peapack-Gladstone Bank’s Private Wealth Management Division, including PGB Trust & Investments of Delaware, MCM, Quadrant and Lassus Wherley, includes investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$28,566	$1,441	$30,007
Noninterest income	2,279	9,450	11,729
Total income	30,845	10,891	41,736

Provision for loan and lease losses	100	—	100
Compensation and benefits	11,997	5,159	17,156
Premises and equipment expense	2,925	463	3,388
FDIC expense	277	—	277
Other noninterest expense	2,758	2,136	4,894
Total noninterest expense	18,057	7,758	25,815
Income before income tax expense	12,788	3,133	15,921
Income tax expense	3,611	885	4,496
Net income	$9,177	$2,248	$11,425

Total assets at period end	$4,582,200	$80,106	$4,662,306

	Three Months Ended March 31, 2018
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$26,848	$1,545	$28,393
Noninterest income	1,627	8,588	10,215
Total income	28,475	10,133	38,608

Provision for loan and lease losses	1,250	—	1,250
Compensation and benefits	10,331	4,248	14,579
Premises and equipment expense	2,839	431	3,270
FDIC Expense	580	—	580
Other noninterest expense	2,807	2,101	4,908
Total noninterest expense	17,807	6,780	24,587
Income before income tax expense	10,668	3,353	14,021
Income tax expense	2,445	769	3,214
Net income	$8,223	$2,584	$10,807

Total assets at period end	$4,278,010	$58,484	$4,336,494

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of March 31, 2019.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$86,352	$—	$86,352	$—
Mortgage-backed securities-residential	274,331	—	274,331	—
SBA pool securities	3,601	—	3,601	—
State and political subdivisions	17,097	—	17,097	—
Corporate bond	3,019	—	3,019	—
CRA investment fund	4,778	4,778	—	—
Derivatives:
Cash flow hedges	1,096	—	1,096	—
Loan level swaps	16,515	—	16,515	—
Total	$406,789	$4,778	$402,011	$—

Liabilities:
Derivatives:
Cash flow hedges	$(1,835)	$—	$(1,835)	$—
Loan level swaps	(16,515)	—	(16,515)	—
Total	$(18,350)	$—	$(18,350)	$—

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

The Company has elected the fair value option for certain loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2019 and December 31, 2018.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	March 31, 2019	December 31, 2018
Residential loans contractual balance	$—	$1,552
Fair value adjustment	—	24
Total fair value of residential loans held for sale	$—	$1,576

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019.

There were no loans measured for impairment using the fair value of collateral as of March 31, 2019 and December 31, 2018.

The carrying amounts and estimated fair values of financial instruments at March 31, 2019 are as follows:

		Fair Value Measurements at March 31, 2019 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$240,314	$240,314	$—	$—	$240,314
Securities available for sale	384,400	—	384,400	—	384,400
CRA investment fund	4,778	4,778	—	—	4,778
FHLB and FRB stock	18,460	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	3,931	—	4,300	—	4,300
Loans, net of allowance for loan and lease losses	3,858,763	—	—	3,900,892	3,900,892
Accrued interest receivable	11,688	—	1,607	10,081	11,688
Cash flow hedges	1,096	—	1,096	—	1,096
Loan level swaps	16,515	—	16,515	—	16,515
Financial liabilities
Deposits	$3,919,206	$3,249,536	$668,534	$—	$3,918,070
Federal home loan bank advances	105,000	—	107,199	—	107,199
Subordinated debt	83,249	—	—	84,027	84,027
Accrued interest payable	4,274	358	2,695	1,221	4,274
Cash flow hedges	1,835	—	1,835	—	1,835
Loan level swap	16,515	—	16,515	—	16,515

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 are as follows:

		Fair Value Measurements at December 31, 2018 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$160,773	$160,773	$—	$—	$160,773
Securities available for sale	377,936	—	377,936	—	377,936
CRA investment fund	4,719	4,719	—	—	4,719
FHLB and FRB stock	18,533	—	—	—	N/A
Loans held for sale, at fair value	1,576	—	1,576	—	1,576
Loans held for sale, at lower of cost or fair value	3,542	—	3,654	—	3,654
Loans, net of allowance for loan and lease losses	3,889,427	—	—	3,852,004	3,852,004
Accrued interest receivable	10,814	—	1,875	8,939	10,814
Cash flow Hedges	1,657	—	1,657	—	1,657
Loan level swaps	9,689	—	9,689	—	9,689
Financial liabilities
Deposits	$3,895,340	$3,249,274	$640,997	$—	$3,890,271
Federal home loan bank advances	108,000	—	108,950	—	108,950
Subordinated debt	83,193	—	—	82,207	82,207
Accrued interest payable	2,868	331	2,482	55	2,868
Cash flow hedges	849	—	849	—	849
Loan level swaps	9,689	—	9,689	—	9,689

8.  REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized as noninterest income.

The following table presents the sources of noninterest income for the periods indicated:

	For the Three Months Ended March 31,
(In thousands)	2019	2018
Service charges on deposits
Overdraft fees	$158	$181
Interchange income	264	290
Other	394	360
Wealth management fees (a)	9,174	8,367
Other (b)	1,739	1,017
Total noninterest other income	$11,729	$10,215

(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2019			2018
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$158	$—	$158	$181	$—	$181
Interchange income	264	—	264	290	—	290
Other	394	—	394	360	—	360
Wealth management fees (a)	—	9,174	9,174	—	8,367	8,367
Other (b)	1,463	276	1,739	796	221	1,017
Total noninterest income	$2,279	$9,450	$11,729	$1,627	$8,588	$10,215

(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 follows:

Service charges on deposit accounts:  The Company earns fees from its deposits customers for transaction-based, account maintenance, and overdraft fees.  Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request.  Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are withdrawn from the customer’s account balance.

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.       Cardholder rewards reduced interchange income by $32 thousand and $30 thousand for the first quarters of 2019 and 2018, respectively.

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

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Professional and legal fees	1,124	1,114
Telephone	280	284
Advertising	359	311
Amortization of intangible assets	229	180
Other operating expenses	2,902	3,019
Total other operating expenses	$4,894	$4,908

10.  ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended March 31, 2019 and 2018:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1	Before	Comprehensive	March 31,	March 31,
(In thousands)	2019	Reclassifications	Income/(Loss)	2019	2019
Net unrealized holding loss on securities available for sale, net of tax	$(3,006)	$1,728	—	$1,728	$(1,278)

Gain/(loss) on cash flow hedges	661	(1,090)	(22)	(1,112)	(451)

Accumulated other comprehensive loss, net of tax	$(2,345)	$638	$(22)	$616	$(1,729)

				Amount	Other
				Reclassified	Comprehensive
			Other	From	Income/(Loss)
		Cumulative	Comprehensive	Accumulated	Three Months
	Balance at	Adjustment	Income/(Loss)	Other	Ended	Balance at
	January 1	for Equity	Before	Comprehensive	March 31,	March 31,
(In thousands)	2018	Security	Reclassifications	Income/(Loss)	2018	2018
Net unrealized holding loss on securities available for sale, net of tax	$(2,214)	$127	$(2,258)	$—	$(2,258)	$(4,345)

Gain on cash flow hedges	1,002	—	525	(24)	501	1,503

Accumulated other comprehensive loss, net of tax	$(1,212)	$127	$(1,733)	$(24)	$(1,757)	$(2,842)
The following represents the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(In thousands)	2019	2018	Affected Line Item in Income Statement
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(31)	$(31)	Interest expense
Income tax expense	9	7	Income tax expense
Total reclassifications, net of tax	$(22)	$(24)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $230.0 million as of March 31, 2019 and December 31, 2018 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of March 31, 2019, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of March 31, 2019 and December 31, 2018:

(Dollars in thousands)	March 31, 2019		December 31, 2018
Notional amount	$230,000		$230,000
Weighted average pay rate	2.04%		2.04%
Weighted average receive rate	2.54%		2.33%
Weighted average maturity	2.40	years	2.65	years
Unrealized (loss)/gain, net	$(739)		$808

Number of contracts	11		11

Net interest income/(expense) recorded on these swap transactions totaled $335 thousand and $20 thousand for the three months ended March 31, 2019 and 2018, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net gain recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2019 and March 31, 2018:

	For the Three Months Ended March 31,
(In thousands)	2019	2018
Interest rate contracts
Amount of gain/(loss) recognized in OCI	$(1,547)	$741
Amount of loss reclassified from OCI to interest expense	(31)	(31)

During the first quarter of 2018, the Company recognized an unrealized after-tax gain of $220 thousand in accumulated other comprehensive income/(loss) related to the termination of two interest rate swaps designated as cash flow hedges.  The gain is being amortized into earnings over the remaining life of the terminated swaps.  The Company recognized pre-tax interest income of $31 thousand for the three months ended March 31, 2019 related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

The following tables reflect the cash flow hedges included in Other Assets and Other Liabilities in the financial statements as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$(739)
Total included in other assets	130,000	1,096
Total included in other liabilities	100,000	(1,835)

	December 31, 2018
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$808
Total included in other assets	130,000	1,657
Total included in other liabilities	100,000	(849)

Derivatives Not Designated as Accounting Hedges:  The Company offers facility specific / loan level swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution / swap counterparty (loan level / back to back swap program).  The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”).  The notional amount of the swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts.  The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.

Information about these swaps is as follows:

(Dollars in thousands)	March 31, 2019		December 31, 2018
Notional amount	$567,842		$558,690
Fair value	$16,515		$9,689
Weighted average pay rates	4.44%		4.44%
Weighted average receive rates	4.37%		4.24%
Weighted average maturity	7.0	years	7.1	years

Number of contracts	69		67

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

In connection with the issuance of the 2017 Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA an assigned investment grade rating of BBB- for the Company’s subordinated debt.

13. LEASES

On January 1, 2019, the Company adopted FASB issued ASU No. 2016-02, “Leases” (Topic 842), which establishes a right of use model that requires a lessee to record a ROU asset and a lease liability for all leases with terms longer than 12 months. The Company adopted the new lease guidance using the modified retrospective approach and elected the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements. Accordingly, prior period financial results and disclosures have not been adjusted.

The Company maintains certain property and equipment under direct financing and operating leases. Upon adoption of the new lease guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $7.9 million and $8.2 million, respectively, on the consolidated statement of condition. As of March 31, 2019, the Company's operating lease ROU asset and operating lease liability totaled $7.5 million and $7.7 million, respectively. A weighted average discount rate of 3.20% was used in the measurement of the ROU asset and lease liability as of March 31, 2019.

The Company's leases have remaining lease terms between one to seven years, with a weighted average lease term of 3.94 years at March 31, 2019. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $624 thousand and variable lease costs were $73 thousand for the three months ended March 31, 2019.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of March 31, 2019:

(In thousands)
2019	$2,294
2020	2,160
2021	1,396
2022	985
2023	574
Thereafter	429
Total lease payments	7,838
Less: imputed interest	155
Total present value of lease payments	7,683

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the three months ended March 31, 2019:

(In thousands)
Right-of-use asset obtained in exchange for lease obligation	$7,862
Operating cash flows from operating leases	567
Operating cash flows from direct finance leases	99
Financing cash flows from direct finance leases	187

14. ACCOUNTING PRONOUNCEMENTS

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

In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842) Targeted Improvements” which allows entities adopting ASU No. 2016-02 to choose an additional transition method, under which an entity to initially applies the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendment in this update becomes effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company has elected the transition method permitted by ASU No. 2018-11 under which an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted.  Upon adoption of the new lease guidance on January 1, 2019, the Company recorded a lease liability of approximately $8.2 million, a right-of-use-asset of approximately $7.9 million and a cumulative effect adjustment to retained earnings of $661 thousand.

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.  The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio.  The Company is also currently evaluating the impact the CECL model will have on our accounting and allowance for loan and lease losses. The Company has evaluated and selected a third party firm to assist in the development of a CECL program and in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company expects to recognize a one-time cumulative-effect adjustment to our allowance for loan and lease losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our consolidated financial condition or results of operations.

In May 2017, the FASB issued ASU 2017-09: “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: 1.) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2.) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3.) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  The amendments in this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:  This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2018, in addition to/which include the following:

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

•	successful cyberattacks against our IT infrastructure and that of our IT and third-party providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	our inability to successfully generate new business in new geographic markets;
•	our inability to execute upon new business initiatives;
•	our lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•	our ability to retain key employees
•	demands for loans and deposits in our market areas;
•	adverse changes in securities markets;
•	changes in accounting policies and practices;
•	effects related to a prolonged shutdown of the federal government which could impact SBA and other government lending programs; and
•	other unexpected material adverse changes in our operations or earnings.

Except as required by law, the Company assumes no responsibility to update such forward-looking statements in the future. Although we believe that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2018 contains a summary of the Company’s significant accounting policies.

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

The Company accounts for its debt securities in accordance with “Accounting Standards Codification (“ASC”) 320, “Investments  - Debt Securities” and its equity security in accordance with ASC 321, “Investments – Equity Securities”. All securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax with the exception of the Company’s investment in a CRA investment fund which is classified as an equity security.  In accordance with ASU 2016-01, “Financial Instruments” unrealized holding gains and losses are marked to market through the income statement.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  No impairment charges were recognized in the three ended March 31, 2019 and 2018.

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2019 (1)	2018	2019 vs 2018
Results of Operations:
Net interest income	$30,007	$28,393	$1,614
Provision for loan and lease losses	100	1,250	(1,150)
Net interest income after provision for loan and lease losses	29,907	27,143	2,764
Wealth management fee income	9,174	8,367	807
Other income	2,555	1,848	707
Operating expense	25,715	23,337	2,378
Income before income tax expense	15,921	14,021	1,900
Income tax expense	4,496	3,214	1,282
Net income	$11,425	$10,807	$618

Total revenue (Net interest income plus wealth management fee income and other income)	$41,736	$38,608	$3,128

Diluted earnings per share	$0.58	$0.57	$0.01

Diluted average shares outstanding	19,658,006	18,908,692	749,314

Return on average assets annualized (ROAA)	0.98%	1.01%	(0.03)%
Return on average equity annualized (ROAE)	9.65	10.54	(0.89)
(1)	The March 2019 quarter included results of operations of Lassus Wherley, acquired effective September 1, 2018.

	March 31,	December 31,	Change
	2019	2018	2019 vs 2018
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	15.49%	15.03%	0.46%
Tier I leverage ratio	9.76	9.82	(0.06)
Loans to deposits	99.44	100.84	(1.40)
Allowance for loan and lease losses to total loans	0.99	0.98	0.01
Allowance for loan and lease losses to nonperforming loans	155.28	149.73	5.55
Nonperforming loans to total loans	0.64	0.65	(0.01)

For the quarter ended March 31, 2019, the Company recorded net income of $11.4 million and diluted earnings per share of $0.58, compared to $10.8 million and $0.57 for the same three-month period last year.

The first quarter of 2019, when compared to the first quarter of 2018, reflected:  increased net interest income (due to increased loan balances and higher yields on loans partially offset by increased interest expense on our cost of funds); greater wealth management fee income (partially due to the acquisition of Lassus Wherley in September 2018); and a reduced provision for loan and lease losses (due to low charge-off levels and a reduction in our loan portfolio during the 2019 quarter).  These positive effects were partially offset by higher operating expenses in the 2019 first quarter which included three months of expense related to Lassus Wherley and an increase in salaries and benefits expense due to strategic hiring and normal salary increases.

CONTRACTUAL OBLIGATIONS:  For a discussion of our contractual obligations, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.”

OFF-BALANCE SHEET ARRANGEMENTS:  For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements.”

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

The following tables summarize the Company’s net interest income and margin for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
(Dollars in thousands)	NII	NIM	NII	NIM
NII/NIM before the below items	$29,575	2.66%	$27,960	2.72%
Prepayment premiums received on multifamily loan paydowns	432	0.04%	433	0.04%
NII/NIM as reported	$30,007	2.70%	$28,393	2.76%

Net interest income, on a fully tax-equivalent basis, increased $1.8 million, or 6 percent, for the first quarter of 2019 to $30.6 million from net interest income of $28.8 million for the same quarter in 2018.  The net interest margin was 2.70 percent and 2.76 percent for the three months ended March 31, 2019 and 2018, respectively, a decrease of 6 basis points.  The growth in net interest income was due to increases in the average balance and yield on the Company’s interest-earning assets, especially the average balance of C&I loans, which typically have higher yields.  The interest income increase was partially offset by increases in interest-bearing liabilities and the Company’s cost of funds.  The Company continues to be impacted by competitive pressures in attracting new loans and deposits, as well as retaining deposits.

The following table summarizes the Company’s loans closed for the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2019	2018
Residential mortgage loans originated for portfolio	$10,839	$11,642
Residential mortgage loans originated for sale	3,090	7,672
Total residential mortgage loans	13,929	19,314

Commercial real estate loans	21,025	34,385
Multifamily properties	21,122	21,000
Commercial and industrial (C&I) loans (A) (B)	141,128	118,425
Small business administration	9,050	4,270
Wealth Lines of Credit (A)	7,380	19,238
Total commercial loans	199,705	197,318

Installment loans	558	1,350

Home equity lines of credit (A)	1,607	2,497

Total loans closed	$215,799	$220,479
(A)	Includes loans and lines of credit that closed in the period but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

The Company has managed its balance sheet such that multifamily and 1-4 family residential loans declined as a percentage of the overall loan portfolio and C&I loans became a larger percentage of the overall loan portfolio.

At March 31, 2019, December 31, 2018 and March 31, 2018, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance.

The following table presents such concentration levels at the following periods:

	March 31,	December 31,	March 31,
	2019	2018	2018
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	198%	209%	271%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	180	185	175

Total CRE concentration	379%	394%	446%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following tables reflect the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	March 31, 2019			March 31, 2018
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$387,566	$2,684	2.77%	$339,556	$1,925	2.27%
Tax-exempt (1) (2)	17,345	210	4.84	24,304	198	3.26
Loans (2) (3):
Residential mortgages	571,637	4,895	3.43	574,400	4,731	3.29
Commercial mortgages	1,824,371	18,021	3.95	2,013,128	18,407	3.66
Commercial	1,379,585	16,750	4.86	969,496	10,487	4.33
Installment	55,215	577	4.18	81,762	670	3.28
Home equity	60,421	766	5.07	65,158	660	4.05
Other	412	11	10.68	455	11	9.67
Total loans	3,891,641	41,020	4.22	3,704,399	34,966	3.78
Federal funds sold	101	—	0.25	101	—	0.25
Interest-earning deposits	237,251	1,270	2.14	99,471	357	1.44
Total interest-earning assets	4,533,904	45,184	3.99%	4,167,831	37,446	3.59%
Noninterest-earning assets:
Cash and due from banks	5,398			4,686
Allowance for loan and lease losses	(38,948)			(37,076)
Premises and equipment	21,467			29,256
Other assets	122,102			99,541
Total noninterest-earning assets	110,019			96,407
Total assets	$4,643,923			$4,264,238
LIABILITIES:
Interest-bearing deposits:
Checking	$1,284,611	$3,710	1.16%	$1,143,152	$1,757	0.61%
Money markets	1,208,004	4,335	1.44	1,033,937	1,946	0.75
Savings	114,003	16	0.06	121,065	16	0.05
Certificates of deposit - retail	607,178	3,234	2.13	555,564	2,149	1.55
Subtotal interest-bearing deposits	3,213,796	11,295	1.41	2,853,718	5,868	0.82
Interest-bearing demand - brokered	180,000	739	1.64	180,000	680	1.51
Certificates of deposit - brokered	56,154	365	2.60	72,601	429	2.36
Total interest-bearing deposits	3,449,950	12,399	1.44	3,106,319	6,977	0.90
FHLB advances and borrowings	105,900	834	3.15	86,458	370	1.71
Finance lease liabilities	8,244	99	4.80	8,963	107	4.78
Subordinated debt	83,213	1,224	5.88	83,043	1,221	5.88
Total interest-bearing liabilities	3,647,307	14,556	1.60%	3,284,783	8,675	1.06%
Noninterest-bearing liabilities:
Demand deposits	471,265			539,882
Accrued expenses and other liabilities	51,791			29,358
Total noninterest-bearing liabilities	523,056			569,240
Shareholders’ equity	473,560			410,215
Total liabilities and shareholders’ equity	$4,643,923			$4,264,238
Net interest income (tax-equivalent basis)		30,628			28,771
Net interest spread			2.39%			2.53%
Net interest margin (4)			2.70%			2.76%
Tax equivalent adjustment		(621)			(378)
Net interest income		$30,007			$28,393
(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 are shown below:

	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$242	$529	$771
Loans	2,699	3,355	6,054
Interest-earning deposits	676	237	913
Total interest income	$3,617	$4,121	$7,738
LIABILITIES:
Interest-bearing checking	$343	$1,610	$1,953
Money market	581	1,808	2,389
Savings	(1)	1	—
Certificates of deposit - retail	218	867	1,085
Certificates of deposit - brokered	(104)	40	(64)
Interest bearing demand brokered	—	59	59
Borrowed funds	361	103	464
Capital lease obligation	(8)	—	(8)
Subordinated debt	3	—	3
Total interest expense	$1,393	$4,488	$5,881
Net interest income	$2,224	$(367)	$1,857

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $45.2 million for the first quarter of 2019 compared to $37.4 million for the same quarter of 2018, reflecting an increase of $7.7 million, or 21 percent.  Average interest-earning assets totaled $4.53 billion for the first quarter of 2019, an increase of $366.1 million, or 9 percent, from the same quarter of 2018. The average balance of the C&I loan portfolio increased $410.1 million, or 42 percent, from the first quarter of 2018, to $1.38 billion for the same quarter of 2019. The increase in this portfolio was attributed to: the addition of seasoned bankers including an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton, New Jersey private banking offices.  This increase was partially offset by a decrease in the average balance of the commercial mortgage portfolio (which includes multifamily mortgage loans) of $188.8 million, or 9 percent, to $1.82 billion for the first three months of 2019 when compared to the same period in 2018. The Company continued to manage its balance sheet such that lower yielding, primarily fixed rate multifamily loans declined as a percentage of the overall loan portfolio and higher yielding, primarily floating rate or short duration C&I loans became a larger percentage of the overall loan portfolio. The average balance of investment securities totaled $404.9 million for the first quarter of 2019 compared to $363.9 million for the same quarter of 2018 reflecting an increase of $41.1 million, or 11 percent.  Interest-earning deposits totaled $237.3 million for the first three months of 2019 when compared to $99.5 million for the same period in 2018 reflecting an increase of $137.8 million or 139 percent.  The increase was primarily due to certain loan originations and fundings shifting from the end of the first quarter of 2019 into the second quarter.

For the quarters ended March 31, 2019 and 2018, the average rates earned on interest-earning assets were 3.99 percent and 3.59 percent, respectively, an increase of 40 basis points.  The increase in average rates on loans was due to an increase in market rates and a shift from lower yielding commercial mortgages into higher yielding commercial loans (C&I and equipment financings) and a sale of $131.3 million of multi-family mortgage loans during the fourth quarter of 2018.

For the first quarter of 2019, the average balance of interest-bearing deposits was $3.45 billion, an increase of $343.6 million, or 11 percent, from the average balance for the same period of 2018. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) has come from an increase in retail deposits from our branch network; focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.  The growth is offset by a decline of $64.3 million of listing service deposits as the Company has chosen not to participate in going forward, so maturing listing service deposits are not replaced with new listing service deposits.

Average rates paid on total interest-bearing deposits were 144 basis points and 90 basis points for the first quarters of 2019 and 2018, respectively, an increase of 54 basis points.  The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit and money market accounts and competitive pressures in attracting new deposits.

The average balance of borrowings totaled $105.9 million for the quarter ended March 31, 2019, an increase of $19.4 million when compared to the same period of 2018.  The increase was principally due to a decrease in overnight borrowings and increase in FHLB advances used to fund loans.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $433.7 million for the quarter ended March 31, 2019 compared to $372.3 million for the quarter ended March 31, 2018.

The average balance of brokered interest-bearing demand deposits was $180.0 million for the first quarters of both 2019 and 2018 are matched to the Company’s existing $180.0 million of interest rate swaps, transacted previously as part of the Company’s interest rate risk management program.

INVESTMENT SECURITIES AVAILABLE FOR SALE:  Investment securities available for sale are purchased, sold and/or maintained as a part of the Company’s overall balance sheet, liquidity and interest rate risk management strategies. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes.  Realized gains and losses are recognized in income at the time the securities are sold.  Equity securities are carried at fair value with unrealized gains and losses recorded in non-interest income.

At March 31, 2019, the Company had investment securities available for sale with a fair value of $384.4 million compared with $377.9 million at December 31, 2018.  Net unrealized losses (net of income tax) of $1.3 million and $3.0 million were included in shareholders’ equity at March 31, 2019 and December 31, 2018, respectively.

The Company has one equity security (a CRA investment security) with a fair value of $4.8 million at March 31, 2019 compared with $4.7 million at December 31, 2018.  The Company recorded a $59 thousand unrealized gain on the Consolidated Statements of Income for the three months ended March 31, 2019 as compared to an unrealized loss of $78 thousand for the three months ended March 31, 2018.  Such security has been owned for years for CRA purposes, but under Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments”, equity securities require a quarterly mark to market through the income statement effective January 1, 2018.

The carrying value of investment securities available for sale as of March 31, 2019 and December 31, 2018 are shown below:

	March 31,	December 31,
(In thousands)	2019	2018
U.S. treasury and U.S. government-sponsored agencies	$86,352	$102,013
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	274,331	251,362
SBA pool securities	3,601	3,839
State and political subdivisions	17,097	17,610
Corporate bond	3,019	3,112
Total	$384,400	$377,936

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of March 31, 2019:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-sponsored agencies	$—	$34,892	$51,460	$—	$86,352
	—	2.31%	3.13%	—	2.80%
Mortgage-backed securities-residential (1)	$41	$2,435	$13,611	$258,244	$274,331
	2.17%	3.07%	1.98%	2.69%	2.66%
SBA pool securities	$—	$—	$—	$3,601	$3,601
	—	—	—	2.67%	2.67%
State and political subdivisions (2)	$4,914	$8,873	$1,754	$1,556	$17,097
	2.47%	2.63%	2.59%	3.24%	2.64%
Corporate bond	$—	$—	$3,019	$—	$3,019
	—	—	5.25%	—	5.25%
Total	$4,955	$46,200	$69,844	$263,401	$384,400
	2.47%	2.41%	2.98%	2.69%	2.71%

(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies.  The combined average balance of these investments during the three months ended March 31, 2019 was $237.4 million compared to $103.2 million for the year ended December 31, 2018. The increase represented excess cash as deposit growth exceeded loan growth.

OTHER INCOME:  The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended March 31,		Change
(In thousands)	2019	2018	2019 vs 2018
Service charges and fees	$816	$831	$(15)
Bank owned life insurance	338	336	2
Gain on sale of loans (mortgage banking)	47	94	(47)
Fee income related to loan level, back-to-back swaps	270	252	18
Gain on sale of SBA loans	419	31	388
Other income	606	382	224
Securities gains/(losses)	59	(78)	137
Total other income	$2,555	$1,848	$707

For the quarter ended March 31, 2019, income from the sale of newly originated residential mortgage loans was $47 thousand compared to $94 thousand for the same period in 2018.  Such income is a result of the volume of residential mortgage loans originated for sale in the respective periods.

The first quarter of 2019 included $270 thousand of loan level, back-to-back swap income compared to $252 thousand in the same quarter of 2018.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income.

The first quarter of 2019 included $419 thousand of income related to the Company’s SBA lending and sale program compared to $31 thousand for the same quarter in 2018.

Income from the back-to-back swap and SBA programs are dependent on volume, and thus are not linear from quarter to quarter, as some quarters will be higher than others.

The Company recorded a $59 thousand mark to market gain and $78 thousand mark to market loss on its equity security investment in the three months ended March 31, 2019 and 2018, respectively, as a result of the adoption of ASU 2016-01, “Financial Instruments” on January 1, 2018.

Other income was $606 thousand for the quarter ended March 31, 2019 compared to $382 thousand for the same quarter in 2018.  The increase in other income was primarily due to increased fees associated with loans, as well as income related to our corporate advisory program.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended March 31,		Change
(In thousands)	2019	2018	2019 vs 2018
Compensation and employee benefits	$17,156	$14,579	$2,577
Premises and equipment	3,388	3,270	118
FDIC assessment	277	580	(303)
Other Operating Expenses:
Professional and legal fees	1,124	1,114	10
Telephone	280	284	(4)
Advertising	359	311	48
Amortization of intangible assets	229	180	49
Other	2,902	3,019	(117)
Total operating expenses	$25,715	$23,337	$2,378

Increased operating expenses in the three-month period ended March 31, 2019 were principally attributable to: an increase in compensation and employee benefits of $2.6 million to $17.2 million for the first quarter of 2019, which includes a full quarter of expense related to the Lassus Wherley acquisition completed on September 1, 2018; ongoing operating expenses including amortization of intangibles; hiring in line with the Company’s strategic plan; and normal salary increases.  These increases were partially offset by a decrease in the Company’s FDIC expense.

PRIVATE WEALTH MANAGEMENT DIVISION:  This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.  Officers from the Private Wealth Management Division are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, at private banking locations in Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware in Greenville, Delaware, MCM, in Gladstone, New Jersey, Quadrant, in Fairfield, New Jersey and Lassus Wherley in New Providence, New Jersey and Bonita Springs, Florida.

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the quarters ended March 31, 2019 and 2018.

	At or For
	Three Months Ended March 31,		Change
(In thousands)	2019	2018	2019 vs 2018
Total fee income	$9,174	$8,367	$807

Compensation and benefits (included in Operating Expenses above)	5,159	4,248	911

Other operating expense (included in Operating Expenses above)	2,599	2,532	67

Assets under management and/or administration (market value in billions)	$6.3 billion	$5.6 billion

The market value of the assets under management and/or administration (“AUM”) of the Private Wealth Management Division was $6.3 billion at March 31, 2019, reflecting an increase of 13 percent from $5.6 billion at March 31, 2018.  The increase in AUM was due to the acquisition of one registered investment advisory firm (“RIA”) and organic growth. Effective September 1, 2018, the Bank acquired Lassus Wherley, an RIA, based in New Providence, NJ, which contributed approximately $550 million of AUM at the time of acquisition.  Organic growth, which includes equity market appreciation, contributed an additional $150 million in AUM.

In the March 2019 quarter, the Private Wealth Management Division generated $9.2 million in fee income compared to $8.4 million for the March 2018 quarter, reflecting a 10 percent increase.  The growth in fee income was due to the acquisition noted above, as well as continued new business, partially offset by normal levels of disbursements and outflows.

The Company continues to incorporate wealth management into conversations it has with the Company’s clients across all business lines.  The Company has expanded its wealth management team and intends to continue to grow organically and through acquisition.

Operating expenses relative to the Private Wealth Management Division reflected increases due to the Lassus Wherley acquisition, overall growth in the business, new hires and select third party expenditures. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.  Generally, revenue and profitability related to the new personnel will lag expenses by several quarters.

The Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division. Management believes that the Bank generates adequate liquidity to support the expenses of the Private Wealth Management Division should it be necessary.

NONPERFORMING ASSETS:  OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated:

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2019	2018	2018	2018	2018
Loans past due over 90 days and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	24,892	25,715	10,722	12,025	13,314
Other real estate owned	—	—	96	1,608	2,090
Total nonperforming assets	$24,892	$25,715	$10,818	$13,633	$15,404

Performing TDRs	$4,274	$4,303	$19,334	$18,665	$7,888

Loans past due 30 through 89 days and still accruing	$2,492	$3,484	$2,528	$3,539	$674

Classified loans	$51,306	$58,265	$51,783	$52,515	$55,945

Impaired loans	$29,185	$31,300	$31,345	$30,711	$21,223

Nonperforming loans as a % of total loans (1)	0.64%	0.65%	0.28%	0.32%	0.36%
Nonperforming assets as a % of total assets (1)	0.53%	0.56%	0.24%	0.32%	0.36%
Nonperforming assets as a % of total loans plus other real estate owned (1)	0.64%	0.65%	0.28%	0.37%	0.41%
(1)	Nonperforming loans/assets do not include performing TDRs.

PROVISION FOR LOAN AND LEASE LOSSES:  The provision for loan and lease losses was $100 thousand and $1.3 million for the first quarters of 2019 and 2018, respectively.  The reduced provision for loan and lease losses resulted from a reduced loan portfolio due to paydown activity in excess of origination activity, as well as recoveries in the quarter and improvements in the quarter regarding non-performing loans, classified loans and impaired loans.  The amount of the loan loss provision and the level of the allowance for loan and lease losses are based upon several factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers, as well as prevailing economic conditions. Commercial credits generally carry a higher risk profile compared to some of the other credits, which is reflected in Management’s determination of the adequacy of the allowance for loan and lease losses.

The allowance for loan and lease losses was $38.7 million as of March 31, 2019, compared to $38.5 million at December 31, 2018. As a percentage of loans, the allowance for loan and lease losses was 0.99 percent for March 31, 2019, and 0.98 percent for December 31, 2018. The specific reserves on impaired loans were $258 thousand at March 31, 2019 compared to $262 thousand as of December 31, 2018. Total impaired loans were $29.2 million and $31.3 million as of March 31, 2019 and December 31, 2018, respectively. The general component of the allowance increased from $38.2 million at December 31, 2018 to $38.4 million at March 31, 2019.

A summary of the allowance for loan and lease losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2019	2018	2018	2018	2018
Allowance for loan and lease losses:
Beginning of period	$38,504	$37,293	$38,066	$37,696	$36,440
Provision for loan and lease losses	100	1,500	500	300	1,250
(Charge-offs)/recoveries, net	49	(289)	(1,273)	70	6
End of period	$38,653	$38,504	$37,293	$38,066	$37,696

Allowance for loan and lease losses as a % of total loans	0.991%	0.979%	0.981%	1.021%	1.016%

General allowance for loan and lease losses as a % of total loans	0.984%	0.972%	0.961%	0.978%	1.006%

Allowance for loan and lease losses as a % of non-performing loans	155.28%	149.73%	347.82%	316.56%	283.13%

INCOME TAXES:  Income tax expense for the three months ended March 31, 2019 was $4.5 million as compared to $3.2 million for the same period in 2018.  For the first quarters of 2019 and 2018, income tax expense as a percentage of pre-tax income was 28.2 percent and 22.9 percent, respectively.  The increase in income tax expense and the effective rate in 2019 was primarily due to the New Jersey surtax and combined reporting rules.

On July 1, 2018, the 2019 New Jersey Budget (“Budget”) was passed which established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million.  The surtax is effective as of January 1, 2018 and will continue through 2019. The surtax will adjust to 1.5 percent for 2020 and 2021. In addition, effective for taxable years beginning on or after January 1, 2019, banks will be required to file combined reports of taxable income including their parent holding company, their real estate investment trust (“REIT”) subsidiary and all other subsidiaries including those that qualify as New Jersey Investment Companies, and Delaware Investment Holding Companies. The Bank made an adjustment to income tax expense and deferred tax assets/liabilities in the third quarter of 2018 to reflect the new state tax rate, which became effective on January 1, 2018.  The Company’s effective tax rate increased by approximately 5% for the three months ended March 31, 2019 as a result of the New Jersey tax changes.  The Company’s effective tax rate for the three months ended March 31, 2018 was also affected by the adoption of ASU 2016-09.  The three months ended March 31, 2018 included a $362 thousand reduction in income taxes.

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

Capital for the three months ended March 31, 2019 was benefitted by net income of $11.4 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2019 and December 31, 2018, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8 percent and not more than 10 percent.  A financial institution can elect to be subject to this new definition.  The Bank’s leverage ratio is 11.25 percent at March 31, 2019.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Total capital (to risk-weighted assets)	$557,355	15.10%	$368,994	10.00%	$295,195	8.00%	$387,443	10.50%

Tier I capital (to risk-weighted assets)	518,702	14.06	295,195	8.00	221,396	6.00	313,645	8.50

Common equity tier I (to risk-weighted assets)	518,700	14.06	239,846	6.50	166,047	4.50	258,296	7.00

Tier I capital (to average assets)	518,702	11.25	230,547	5.00	184,437	4.00	184,437	4.00

As of December 31, 2018:
Total capital (to risk-weighted assets)	$543,008	14.59%	$372,186	10.00%	$297,749	8.00%	$367,533	9.88%

Tier I capital (to risk-weighted assets)	504,504	13.56	297,749	8.00	223,311	6.00	293,096	7.88

Common equity tier I (to risk-weighted assets)	504,502	13.56	241,921	6.50	167,484	4.50	237,268	6.38

Tier I capital (to average assets)	504,504	11.32	222,912	5.00	178,330	4.00	178,330	4.00

(A)	See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Total capital (to risk-weighted assets)	$572,146	15.49%	N/A	N/A	$295,506	8.00%	$387,852	10.50%

Tier I capital (to risk-weighted assets)	450,244	12.19	N/A	N/A	221,630	6.00	313,976	8.50

Common equity tier I (to risk-weighted assets)	450,242	12.19	N/A	N/A	166,222	4.50	258,568	7.00

Tier I capital (to average assets)	450,244	9.76	N/A	N/A	184,592	4.00	184,592	4.00

As of December 31, 2018:
Total capital (to risk-weighted assets)	$559,937	15.03%	N/A	N/A	$298,047	8.00%	$367,902	9.88%

Tier I capital (to risk-weighted assets)	438,240	11.76	N/A	N/A	223,535	6.00	293,390	7.88

Common equity tier I (to risk-weighted assets)	438,238	11.76	N/A	N/A	167,652	4.50	237,506	6.38

Tier I capital (to average assets)	438,240	9.82	N/A	N/A	178,473	4.00	178,473	4.00

(A)

As fully phased in on January 1, 2019, the Basel Rules require the Company and the Bank to maintain a 2.5% “capital conservation buffer” on top of the minimum risk-weighted asset ratios.  The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019.

The Company’s regulatory total risk-based capital ratio was benefitted by the $48.7 million (net) subordinated debt issuance that closed in June 2016. At that time, the Company down-streamed approximately $40.0 million of proceeds to the Bank as capital, benefitting all the Bank’s regulatory capital ratios.

In addition, on December 12, 2017, the Company issued $35.0 million in aggregate principal amount of Fixed-to-Floating Subordinated Notes due December 15, 2027.  The Company down-streamed approximately $29.1 million of those proceeds to the Bank as capital.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges.  Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a 3 percent discount to market.  On January 30, 2019, the Company filed a Registration Statement on Form S-3 eliminating the feature in our “Reinvestment Plan” under which participants could purchase shares of our common stock through the Plan at a 3 percent discount to market price. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  During the three months ended March 31, 2019, 126 thousand shares purchased for the “Reinvestment Plan” were purchased in the open market.

On April 25, 2019, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 23, 2019 to shareholders of record on May 9, 2019.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $240.3 million at March 31, 2019. In addition, the Company had $384.4 million in securities designated as available for sale at March 31, 2019. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $298.8 million as of March 31, 2019 were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is secured borrowing capacity. At March 31, 2019, unused borrowing commitments totaled $1.3 billion from the FHLB and $1.4 billion from the Federal Reserve Bank of New York.

Customer deposits and capital increased by $23.9 million and $12.5 million, respectively, during the first quarter of 2019.  These increases along with a $30.5 million decrease in loans funded the additional on-balance sheet liquidity of $629.5 million of cash, cash equivalents and investment securities at March 31, 2019 as compared to $543.4 million at December 31, 2018.

Brokered interest-bearing demand (“overnight”) deposits were $180.0 million at March 31, 2019. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of March 31, 2019, the Company had transacted pay fixed, receive floating interest rate swaps totaling $230.0 million in notional amount.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

ASSET/LIABILITY MANAGEMENT: The Company’s Asset/Liability Committee (“ALCO”) is responsible for developing, implementing and monitoring asset/liability management strategies and advising the Board of Directors on such strategies, as well as the related level of interest rate risk. In this regard, interest rate risk simulation models are prepared on a quarterly basis. These models demonstrate balance sheet gaps and predict changes to net interest income and economic/market value of portfolio equity under various interest rate scenarios. In addition, these models, as well as ALCO processes and reporting, are subject to annual independent third-party review.

ALCO is generally authorized to manage interest rate risk through the management of capital, cash flows and duration of assets and liabilities, including sales and purchases of assets, as well as additions of wholesale borrowings and other sources of medium/longer term funding.  ALCO is authorized to engage in interest rate swaps as a means of extending the duration of shorter term liabilities.

The following strategies are among those used to manage interest rate risk:

•	Actively market C&I loans, which tend to have adjustable-rate features, and which generate customer relationships that can result in higher core deposit accounts;
•	Actively market equipment finance leases and loans, which tend to have shorter terms and higher interest rates than real estate lending;
•	Manage residential mortgage portfolio originations to adjustable-rate and/or shorter-term and/or “relationship” loans that result in core deposit and/or wealth management relationships;
•	Actively market core deposit relationships, which are generally longer duration liabilities;
•	Utilize medium to longer term certificates of deposit and/or wholesale borrowings to extend liability duration;
•	Utilize interest rate swaps to extend liability duration;
•	Utilize a loan level / back-to-back interest rate swap program, which converts a borrower’s fixed rate loan to adjustable rate for the Company;
•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•	Maintain adequate levels of capital; and
•	Utilize loan sales, especially longer-term residential sales, and/or loan participations.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $230.0 million as of March 31, 2019.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of March 31, 2019, $567.8 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of March 31, 2019. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of March 31, 2019.

In an immediate and sustained 200 basis point increase in market rates at March 31, 2019, net interest income for year 1 would increase approximately 6.4 percent, when compared to a flat interest rate scenario.  In year 2 net interest income would increase 12.0 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at March 31, 2019, net interest income would decline approximately 6.3 percent for year 1 and 9.2 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at March 31, 2019.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$641,071	$29,130	4.76%	14.32%	110
+100	631,619	19,678	3.22	13.86	64
Flat interest rates	611,941	—	—	13.22	—
-100	577,527	(34,414)	(5.62)	12.31	(91)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There were no material changes in the Company’s risk factors during the three months ended March 31, 2019 from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 9, 2019	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: May 9, 2019	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

DATE: May 9, 2019	By:	/s/ Francesco S. Rossi
Francesco S. Rossi, Chief Accounting Officer
(Principal Accounting Officer)