Form 10-Q
period 2019-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2019-08-08
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2019

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

(908) 234-0700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PGC	The NASDAQ Stock Market, LLC

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

Number of shares of Common Stock outstanding as of August 1, 2019:19,456,312

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share and per share data)

	(unaudited)	(audited)
	June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$5,351	$5,914
Federal funds sold	101	101
Interest-earning deposits	298,575	154,758
Total cash and cash equivalents	304,027	160,773
Securities available for sale	378,839	377,936
Equity security, at fair value	4,847	4,719
FHLB and FRB stock, at cost	18,338	18,533
Loans held for sale, at fair value	2,343	1,576
Loans held for sale, at lower of cost or fair value	926	3,542
Loans	4,029,339	3,927,931
Less: Allowance for loan and lease losses	39,791	38,504
Net loans	3,989,548	3,889,427
Premises and equipment	20,987	27,408
Accrued interest receivable	11,594	10,814
Bank owned life insurance	45,744	45,353
Goodwill	24,417	24,417
Other intangible assets	7,524	7,982
Finance lease right-of-use assets	5,452	—
Operating lease right-of-use assets	11,017	—
Other assets	45,631	45,378
TOTAL ASSETS	$4,871,234	$4,617,858
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$544,431	$463,926
Interest-bearing deposits:
Checking	1,388,821	1,247,305
Savings	112,438	114,674
Money market accounts	1,207,358	1,243,369
Certificates of deposit - retail	570,384	510,724
Certificates of deposit - listing service	58,541	79,195
Subtotal deposits	3,881,973	3,659,193
Interest-bearing demand - brokered	180,000	180,000
Certificates of deposit - brokered	33,682	56,147
Total deposits	4,095,655	3,895,340
Federal Home Loan Bank advances	105,000	108,000
Finance lease liabilities	7,985	8,362
Operating lease liabilities	11,269	—
Subordinated debt, net	83,305	83,193
Deferred tax liabilities, net	15,464	16,029
Accrued expenses and other liabilities	58,668	37,921
TOTAL LIABILITIES	4,377,346	4,148,845
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 19,864,490 at June 30, 2019 and 19,745,840 at December 31, 2018; outstanding shares, 19,456,312 at June 30, 2019 and 19,337,662 at December 31, 2018	16,557	16,459
Surplus	311,428	309,088
Treasury stock at cost, 408,178 shares at both June 30, 2019 and December 31, 2018	(8,988)	(8,988)
Retained earnings	176,495	154,799
Accumulated other comprehensive loss, net of income tax	(1,604)	(2,345)
TOTAL SHAREHOLDERS’ EQUITY	493,888	469,013
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$4,871,234	$4,617,858

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$40,595	$37,102	$81,107	$71,769
Interest on investments:
Taxable	2,639	2,072	5,323	3,997
Tax-exempt	91	99	184	208
Interest on loans held for sale	13	6	17	16
Interest on interest-earning deposits	1,265	395	2,535	752
Total interest income	44,603	39,674	89,166	76,742
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	8,554	4,416	16,615	8,135
Interest on certificates of deposit	3,461	2,330	6,695	4,479
Interest on borrowed funds	838	1,155	1,672	1,525
Interest on finance lease liability	97	106	196	213
Interest on subordinated debt	1,223	1,221	2,447	2,442
Subtotal - interest expense	14,173	9,228	27,625	16,794
Interest on interest-bearing demand - brokered	836	804	1,575	1,484
Interest on certificates of deposits - brokered	326	399	691	828
Total interest expense	15,335	10,431	29,891	19,106
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	29,268	29,243	59,275	57,636
Provision for loan and lease losses	1,150	300	1,250	1,550
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	28,118	28,943	58,025	56,086
OTHER INCOME
Wealth management fee income	9,568	8,126	18,742	16,493
Service charges and fees	897	873	1,713	1,704
Bank owned life insurance	326	345	664	681
Gains on loans held for sale at fair value (mortgage banking)	132	79	179	173
Fee income related to loan level, back-to-back swaps	721	900	991	1,152
Gain on sale of SBA loans	573	814	992	845
Other income	740	639	1,346	1,021
Securities gains/(losses), net	69	(36)	128	(114)
Total other income	13,026	11,740	24,755	21,955
OPERATING EXPENSES
Compensation and employee benefits	17,543	15,826	34,699	30,405
Premises and equipment	3,600	3,406	6,988	6,676
FDIC insurance expense	277	625	554	1,205
Other operating expense	4,753	5,084	9,647	9,992
Total operating expenses	26,173	24,941	51,888	48,278
INCOME BEFORE INCOME TAX EXPENSE	14,971	15,742	30,892	29,763
Income tax expense	3,421	3,832	7,917	7,046
NET INCOME	$11,550	$11,910	$22,975	$22,717

EARNINGS PER SHARE
Basic	$0.59	$0.63	$1.18	$1.21
Diluted	$0.59	$0.62	$1.18	$1.20
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	19,447,155	18,930,893	19,399,071	18,770,492
Diluted	19,568,371	19,098,838	19,528,537	18,996,979

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$11,550	$11,910	$22,975	$22,717
Comprehensive income:
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	2,871	(653)	5,159	(3,587)

Tax effect	(695)	159	(1,255)	835
Net of tax	2,176	(494)	3,904	(2,752)

Unrealized gains on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	(2,909)	828	(4,456)	1,569
Reclassification adjustment for amounts included in net income	(31)	(31)	(62)	(62)
	(2,940)	797	(4,518)	1,507

Tax effect	889	(215)	1,355	(424)
Net of tax	(2,051)	582	(3,163)	1,083

Total other comprehensive income/(loss)	125	88	741	(1,669)

Total comprehensive income	$11,675	$11,998	$23,716	$21,048

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended June 30, 2019 and June 30, 2018

						Accumulated
						Other
(In thousands, except	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at April 1, 2019 19,445,363 common shares outstanding	$—	$16,549	$309,722	$(8,988)	$165,918	$(1,729)	$481,472
Net income	—	—	—	—	11,550	—	11,550
Comprehensive income	—	—	—	—	—	125	125
Restricted stock units issued 1,779 shares	—	1	(1)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (614) shares	—	—	(17)	—	—	—	(17)
Amortization of restricted stock awards/units	—	—	1,475	—	—	—	1,475
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(973)	—	(973)
Common stock options exercised, 1,220 shares	—	—	18	—	—	—	18
Issuance of shares for Employee Stock Purchase Plan, 8,564 shares	—	7	231	—	—	—	238
Balance at June 30, 2019 19,456,312 common shares outstanding	$—	$16,557	$311,428	$(8,988)	$176,495	$(1,604)	$493,888

						Accumulated
						Other
(In thousands, except	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at April 1, 2018 18,921,114 common shares outstanding	$—	$16,111	$293,830	$(8,988)	$124,295	$(2,842)	$422,406
Net income	—	—	—	—	11,910	—	11,910
Comprehensive loss	—	—	—	—	—	88	88
Restricted stock units issued 1,583 shares	—	1	(1)	—	—	—	—
Restricted stock awards forfeitures (1,267) shares	—	(1)	1	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (1,945) shares	—	(1)	(65)	—	—	—	(66)
Amortization of restricted stock awards/units	—	—	1,154	—	—	—	1,154
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(945)	—	(945)
Common stock options exercised, 4,533, net of 833 used to exercise, 3,700 shares	—	4	46	—	—	—	50
Sales of shares (Dividend Reinvestment Program), 75,000 shares	—	62	2,052	—	—	—	2,114
Issuance of shares for Employee Stock Purchase Plan, 9,127 shares	—	7	301	—	—	—	308
Balance at June 30, 2018 19,007,312 common shares outstanding	$—	$16,183	$297,318	$(8,988)	$135,260	$(2,754)	$437,019

Six Months Ended June 30, 2019 and June 30, 2018

						Accumulated
						Other
(In thousands, except	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2019 19,337,662 common shares outstanding	$—	$16,459	$309,088	$(8,988)	$154,799	$(2,345)	$469,013
Net income	—	—	—	—	22,975	—	22,975
Comprehensive income	—	—	—	—	—	741	741
Cumulative adjustment for leases (ASC 842)	—	—	—	—	661	—	661
Restricted stock units issued 131,141 shares	—	109	(109)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (35,949) shares	—	(30)	(951)	—	—	—	(981)
Amortization of restricted stock awards/units	—	—	2,865	—	—	—	2,865
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,940)	—	(1,940)
Common stock options exercised, 1,520 shares	—	1	21	—	—	—	22
Exercise of warrants, 7,109 net of 4,218 shares used to exercise, 2,891 shares	—	2	(2)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 18,740 shares	—	15	517	—	—	—	532
Issuance of common stock for acquisition 307 shares	—	1	(1)	—	—	—	—
Balance at June 30, 2019 19,456,312 common shares outstanding	$—	$16,557	$311,428	$(8,988)	$176,495	$(1,604)	$493,888

						Accumulated
						Other
(In thousands, except	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2018 18,619,634 common shares outstanding	$—	$15,858	$283,552	$(8,988)	$114,468	$(1,212)	$403,678
Net income	—	—	—	—	22,717	—	22,717
Comprehensive loss	—	—	—	—	—	(1,669)	(1,669)
Cumulative adjustment for equity security (ASU 2016-01)	—	—	—	—	(127)	127	—
Restricted stock units issued 85,242 shares	—	71	(71)	—	—	—	—
Restricted stock awards forfeitures (94,034) shares	—	(78)	78	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (40,457) shares	—	(33)	(1,370)	—	—	—	(1,403)
Amortization of restricted stock awards/units	—	—	2,130	—	—	—	2,130
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,798)	—	(1,798)
Common stock options exercised, 10,683, net of 2,374 used to exercise, 8,309 shares	—	9	93	—	—	—	102
Sales of shares (Dividend Reinvestment Program), 392,302 shares	—	326	12,407	—	—	—	12,733
Issuance of shares for Employee Stock Purchase Plan, 15,490 shares	—	13	516	—	—	—	529
Issuance of common stock for acquisition 20,826 shares	—	17	(17)	—	—	—	—
Balance at June 30, 2018 19,007,312 common shares outstanding	$—	$16,183	$297,318	$(8,988)	$135,260	$(2,754)	$437,019

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$22,975	$22,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,523	1,560
Amortization of premium and accretion of discount on securities, net	613	741
Amortization of restricted stock	2,865	2,130
Amortization of intangible assets	458	359
Amortization of subordinated debt costs	112	109
Provision for loan and lease losses	1,250	1,550
Provision for OREO losses	—	204
Deferred tax (benefit)/expense	(620)	1,429
Stock-based compensation and employee stock purchase plan expense	75	112
Fair value adjustment for equity security	(128)	114
Loans originated for sale (1)	(22,531)	(25,418)
Proceeds from sales of loans held for sale (1)	23,166	23,609
Gain on loans held for sale (1)	(1,171)	(1,018)
Gain on OREO sold	—	(26)
Increase in cash surrender value of life insurance, net	(391)	(394)
(Increase)/decrease in accrued interest receivable	(780)	2,250
Decrease in other assets	8,548	4,496
Increase/(decrease) in accrued expenses and other liabilities	8,044	(3,167)
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,008	31,357
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	96,230	40,189
Redemptions of FHLB & FRB stock	279	49,068
Purchase of securities available for sale	(92,587)	(68,547)
Purchase of FHLB & FRB stock	(84)	(57,223)
Net increase in loans, net of participations sold	(98,986)	(18,389)
Sale of other real estate owned	—	304
Purchase of premises and equipment	(554)	(488)
NET CASH USED IN INVESTING ACTIVITIES	(95,702)	(55,086)
FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	200,315	(175,441)
Net increase in overnight borrowings	—	127,350
Proceeds from Federal Home Loan Bank advances	—	30,000
Repayments of Federal Home Loan Bank advances	(3,000)	(15,000)
Dividends paid on common stock	(1,940)	(1,798)
Exercise of Stock Options, net of stock swaps	22	102
Restricted stock repurchased on vesting to pay taxes	(981)	(1,403)
Sales of common shares (Dividend Reinvestment Program)	—	12,733
Issuance of shares for employee stock purchase plan	532	529
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	194,948	(22,928)
Net increase/(decrease) in cash and cash equivalents	143,254	(46,657)
Cash and cash equivalents at beginning of period	160,773	113,447
Cash and cash equivalents at end of period	$304,027	$66,790
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$29,954	$18,086
Income tax, net	843	964

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

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2019, the results of operations comprehensive income and shareholders’ equity for the three and six months ended June 30, 2019 and 2018, shareholders’ equity and cash flow statements for the six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any future period.

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

Peapack-Gladstone Bank’s Private Wealth Management Division includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust and Investments of Delaware, MCM, Quadrant and Lassus Wherley.  Wealth management fees are primarily earned based upon AUM and are generally assessed on a monthly or quarterly basis on a tiered fee schedule based on the market value of AUM at the end of the period.

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

U.S. Small Business Administration (SBA) loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Total SBA loans serviced totaled $43.8 million and $35.1 million as of June 30, 2019 and December 31, 2018, respectively.  SBA loans held for sale totaled $926 thousand and $1.2 million at June 30, 2019 and December 31, 2018, respectively.

Loans originated with the intent to hold and subsequently transferred to loans held for sale are carried at the lower of cost or fair value. These are loans that the Company no longer has the intent to hold for the foreseeable future.

Loans:  Loans that Management has the intent and ability to hold for the foreseeable future or until maturity are stated at the principal amount outstanding. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less purchased premium and discounts and net deferred fees. Loan origination fees and certain direct loan origination costs are deferred and recognized on a level-yield method, over the life of the loan as an adjustment to the loan’s yield. The definition of recorded investment in loans includes accrued interest receivable and deferred fees/cost, however, for the Company’s loan disclosures, accrued interest and deferred fees/cost were excluded as the impact was not material.

Loans are considered past due when they are not paid within 30 days in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days unless the asset is both well secured and in the process of collection. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six consecutive months. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans may be returned to accrual status. Nonaccrual mortgage loans are generally charged off to the extent that the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in New Jersey and New York.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both June 30, 2019 and December 31, 2018, the multiple was 2.25 times for non-impaired special mention loans and 3.5 times for non-impaired substandard loans.

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

The ROU asset is measured at the amount of the lease liability adjusted for lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the ROU asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use-asset.

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

For the Company’s stock option plans, changes in options outstanding during the six months ended June 30, 2019 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2019	91,310	$13.63
Exercised during 2019	(1,520)	14.28
Expired during 2019	(630)	22.57
Forfeited during 2019	(20,000)	13.07
Balance, June 30, 2019	69,160	$13.69	2.33 years	$998
Vested and expected to vest	69,160	$13.69	2.33 years	$998
Exercisable at June 30, 2019	69,160	$13.69	2.33 years	$998

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2019 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on June 30, 2019 was $28.12.

There were no stock options granted during the three or six months ended June 30, 2019.

The Company has previously granted performance-based and service-based restricted stock awards/units. Service-based awards/units vest ratably over a three or five-year period.  There were 729 service-based restricted stock units granted in the second quarter of 2019 with a three-year vesting period and there were 27,925 service-based restricted stock units granted in the second quarter of 2019 with a five-year vesting period.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period which is generally three years.  There were no performance-based restricted stock units granted in the second quarter of 2019.

Changes in non-vested shares dependent on performance criteria for the six months ended June 30, 2019 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2019	42,998	$35.33
Granted during 2019	47,770	26.34
Balance, June 30, 2019	90,768	$30.60

Changes in service-based restricted stock awards/units for the six months ended June 30, 2019 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2019	366,541	$30.64
Granted during 2019	223,396	26.51
Vested during 2019	(140,178)	27.44
Forfeited during 2019	(3,214)	31.35
Balance, June 30, 2019	446,545	$29.98

As of June 30, 2019, there was $46 thousand of total unrecognized compensation cost related to service-based awards.  That cost is expected to be recognized over a weighted average period of 0.34 years.  As of June 30, 2019, there was $12.8 million of total unrecognized compensation cost related to service-based and performance-based units.  That cost is expected to be recognized over a weighted average period of 1.31 years. Stock compensation expense recorded for the second quarters of 2019 and 2018 totaled $1.5 million and $1.3 million, respectively.  Stock compensation expense recorded for the six months ended June 30, 2019 and 2018 totaled $2.9 million and $2.4 million, respectively.

Employee Stock Purchase Plan (“ESPP”): In 2014, the shareholders of the Company approved the ESPP.  The ESPP provides for the granting of rights to purchase up to 150,000 shares of Corporation common stock. Subject to certain eligibility requirements and restrictions, the ESPP allows employees to purchase shares during four three-month offering periods (“Offering Period”).  An amendment to the ESPP plan has changed the offering period to one twelve-month period to commence in the third quarter of 2019.  Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between 1% and 15% of their compensation.  At the end of the Offering Period on the purchase date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price.  The purchase price is an amount equal to 85% of the closing market price of a share of Company common stock on the purchase date.  Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the Offering Period without penalty.  The fair value of each purchase right is determined using the Black-Scholes option pricing model.

The Company recorded $30 thousand and $59 thousand of expense in salaries and employee benefits expense for the three months ended June 30, 2019 and 2018, respectively, related to the ESPP. Total shares issued under the ESPP during the second quarters of 2019 and 2018 were 8,564 and 9,127, respectively.

The Company recorded $75 thousand and $112 thousand of expense in salaries and employee benefits expense for the six months ended June 30, 2019 and 2018, respectively related to the ESPP.  Total shares issued under the ESPP for the six months ended June 30, 2019 and 2018 were 18,740 and 15,490, respectively.

Management believes the Company to be well capitalized and has more than enough capital for current and future operational needs.  Accordingly, Management has considered various capital management techniques to utilize the capital. Therefore, the Company has chosen to move share purchases for the ESPP from a quarterly basis to an annual basis, with the next purchase occurring in May 2020.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Net income available to common shareholders	$11,550	$11,910	$22,975	$22,717

Basic weighted-average shares outstanding	19,447,155	18,930,893	19,399,071	18,770,492
Plus: common stock equivalents	121,216	167,945	129,466	226,487
Diluted weighted-average shares outstanding	19,568,371	19,098,838	19,528,537	18,996,979
Net income per share
Basic	$0.59	$0.63	$1.18	$1.21
Diluted	0.59	0.62	1.18	1.20

For the three and six months ended June 30, 2019, stock options and restricted stock units totaling 128,634 and 297,828 were not included in the computation of diluted earnings per share because they were antidilutive.  For the three and six months ended June 30, 2018, all stock options and warrants were included in the computation of diluted earnings per share because they were all dilutive, meaning that the exercise price of the stock option was greater than the average market price for the period.

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

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of June 30, 2019 and December 31, 2018 follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$71,719	$104	$(32)	$71,791
Mortgage-backed securities –residential	282,924	1,972	(959)	283,937
SBA pool securities	3,596	—	(9)	3,587
State and political subdivisions	16,415	48	(20)	16,443
Corporate bond	3,000	81	—	3,081
Total	$377,654	$2,205	$(1,020)	$378,839

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$102,915	$82	$(984)	$102,013
Mortgage-backed securities – residential	254,383	418	(3,439)	251,362
SBA pool securities	3,883	—	(44)	3,839
State and political subdivisions	17,729	27	(146)	17,610
Corporate bond	3,000	112	—	3,112
Total	$381,910	$639	$(4,613)	$377,936

The following tables present the Company’s available for sale securities in a continuous unrealized loss position and the approximate fair value of these investments as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$4,496	$(4)	$11,969	$(28)	$16,465	$(32)
Mortgage-backed securities-residential	15,433	(23)	103,844	(936)	119,277	(959)
SBA pool securities	—	—	3,587	(9)	3,587	(9)
State and political subdivisions	—	—	4,111	(20)	4,111	(20)
Total	$19,929	$(27)	$123,511	$(993)	$143,440	$(1,020)

	December 31, 2018
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$18,840	$(103)	$33,600	$(881)	$52,440	$(984)
Mortgage-backed securities-residential	51,697	(303)	136,130	(3,136)	187,827	(3,439)
SBA pool securities	—	—	3,839	(44)	3,839	(44)
State and political subdivisions	421	(1)	7,274	(145)	7,695	(146)
Total	$70,958	$(407)	$180,843	$(4,206)	$251,801	$(4,613)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the credit worthiness of the issuers.  As of June 30, 2019, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments” which resulted in the reclassification of the Company’s investment in the CRA investment fund from available for sale to an equity security. This security had a gain of $69 thousand and $128 thousand for the three and six months ended June 30, 2019.  This amount is included in securities gains/(losses) on the Consolidated Statements of Income.

3.  LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of June 30, 2019 and December 31, 2018, consisted of the following:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2019	Loans	2018	Loans
Residential mortgage	$570,583	14.16%	$571,570	14.55%
Multifamily mortgage	1,129,476	28.03	1,135,805	28.92
Commercial mortgage	694,674	17.24	702,165	17.88
Commercial loans (including equipment financing)	1,517,665	37.67	1,397,057	35.57
Home equity lines of credit	62,522	1.55	62,191	1.58
Consumer loans, including fixed rate home equity loans	53,995	1.34	58,678	1.49
Other loans	424	0.01	465	0.01
Total loans	$4,029,339	100.00%	$3,927,931	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal Call Report codes.  The following portfolio classes have been identified as of June 30, 2019 and December 31, 2018:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2019	Loans	2018	Loans
Primary residential mortgage	$599,450	14.89%	$600,891	15.31%
Home equity lines of credit	62,522	1.55	62,191	1.58
Junior lien loan on residence	7,397	0.18	7,418	0.19
Multifamily property	1,129,476	28.06	1,135,805	28.94
Owner-occupied commercial real estate	249,421	6.20	261,193	6.65
Investment commercial real estate	1,017,505	25.28	1,001,918	25.53
Commercial and industrial	717,851	17.83	616,838	15.72
Lease financing	184,182	4.58	172,643	4.40
Farmland/agricultural production	143	—	149	0.01
Commercial construction loans	125	—	86	0.01
Consumer and other loans	57,415	1.43	65,180	1.66
Total loans	$4,025,487	100.00%	$3,924,312	100.00%
Net deferred costs	3,852		3,619
Total loans including net deferred costs	$4,029,339		$3,927,931

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan and lease losses (ALLL) as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$8,791	$248	$590,659	$2,809	$599,450	$3,057
Home equity lines of credit	22	—	62,500	155	62,522	155
Junior lien loan on residence	29	—	7,368	15	7,397	15
Multifamily property	—	—	1,129,476	5,744	1,129,476	5,744
Owner-occupied commercial real estate	1,451	—	247,970	2,497	249,421	2,497
Investment commercial real estate	18,091	—	999,414	14,650	1,017,505	14,650
Commercial and industrial	6,557	1,000	711,294	10,463	717,851	11,463
Lease financing	—	—	184,182	1,888	184,182	1,888
Farmland/agricultural production	—	—	143	2	143	2
Commercial construction loans	—	—	125	1	125	1
Consumer and other loans	—	—	57,415	319	57,415	319
Total ALLL	$34,941	$1,248	$3,990,546	$38,543	$4,025,487	$39,791

	December 31, 2018
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$9,518	$262	$591,373	$3,244	$600,891	$3,506
Home equity lines of credit	255	—	61,936	164	62,191	164
Junior lien loan on residence	36	—	7,382	15	7,418	15
Multifamily property	1,262	—	1,134,543	5,959	1,135,805	5,959
Owner-occupied commercial real estate	1,574	—	259,619	2,614	261,193	2,614
Investment commercial real estate	18,655	—	983,263	14,248	1,001,918	14,248
Commercial and industrial	—	—	616,838	9,839	616,838	9,839
Lease financing	—	—	172,643	1,772	172,643	1,772
Farmland/agricultural production	—	—	149	2	149	2
Commercial construction loans	—	—	86	1	86	1
Consumer and other loans	—	—	65,180	384	65,180	384
Total ALLL	$31,300	$262	$3,893,012	$38,242	$3,924,312	$38,504

Impaired loans include nonaccrual loans of $31.2 million at June 30, 2019 and $25.7 million at December 31, 2018. Impaired loans also include performing TDR loans of $3.8 million at June 30, 2019 and $4.3 million at December 31, 2018.  At June 30, 2019, the allowance allocated to TDR loans totaled $248 thousand, of which $156 thousand was allocated to nonaccrual loans.  At December 31, 2018, the allowance allocated to TDR loans totaled $262 thousand of which $161 thousand was allocated to nonaccrual loans. All accruing TDR loans were paying in accordance with restructured terms as of June 30, 2019.  The Company has not committed to lend additional amounts as of June 30, 2019 to customers with outstanding loans that are classified as TDR loans.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2019 and December 31, 2018 (The average impaired loans on the following tables represent year to date impaired loans.):

	June 30, 2019
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,111	$7,797	$—	$8,002
Owner-occupied commercial real estate	2,684	1,451	—	1,593
Investment commercial real estate	20,041	18,091	—	16,829
Home equity lines of credit	25	22	—	151
Junior lien loan on residence	98	29	—	34
Total loans with no related allowance	$31,959	$27,390	$—	$26,609
With related allowance recorded:
Primary residential mortgage	$994	$994	$248	$1,047
Commercial and industrial	6,557	6,557	1,000	1,093
Total loans with related allowance	$7,551	$7,551	$1,248	$2,140
Total loans individually evaluated for Impairment	$39,510	$34,941	$1,248	$28,749

	December 31, 2018
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,789	$8,502	$—	$8,042
Owner-occupied commercial real estate	2,741	1,574	—	2,025
Investment commercial real estate	20,179	18,655	—	13,999
Home equity lines of credit	257	255	—	123
Junior lien loan on residence	102	36	—	45
Multifamily property	1,262	1,262	—	105
Total loans with no related allowance	$34,330	$30,284	$—	$24,339
With related allowance recorded:
Primary residential mortgage	$1,016	$1,016	$262	$1,144
Total loans with related allowance	$1,016	$1,016	$262	$1,144
Total loans individually evaluated for impairment	$35,346	$31,300	$262	$25,483

Interest income recognized on impaired loans for the quarters ended June 30, 2019 and 2018 was not material.  The Company did not recognize any income on nonaccruing impaired loans for the three and six months ended June 30, 2019 and 2018.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$5,019	$—
Home equity lines of credit	3	—
Junior lien loan on residence	29	—
Owner-occupied commercial real estate	1,451	—
Investment commercial real estate	18,091	—
Commercial and industrial	6,557	—
Total	$31,150	$—

	December 31, 2018
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$5,215	$—
Home equity lines of credit	235	—
Junior lien loan on residence	36	—
Owner-occupied commercial real estate	1,574	—
Investment commercial real estate	18,655	—
Total	$25,715	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018 by class of loans, excluding nonaccrual loans:

	June 30, 2019
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$—	$105	$—	$105
Owner-occupied commercial real estate	—	242	—	242
Commercial construction loans	85	—	—	85
Total	$85	$347	$—	$432

	December 31, 2018
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$606	$491	$—	$1,097
Consumer and other loans	2	—	—	2
Total	$608	$491	$—	$1,099

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

In addition, the Bank has engaged an independent loan review firm to validate risk ratings and to ensure compliance with our policies and procedures.  This review of the following types of loans is performed quarterly:

•	A majority of relationships or new lending to existing relationships greater than $1,000,000;
•	All criticized and classified rated borrowers with relationship exposure of more than $500,000;
•	A random sample of borrowers with relationships less than $1,000,000;
•	All leveraged loans of $1,000,000 or greater;
•	At least two borrowing relationships managed by each commercial banker;
•	Any new Regulation “O” loan commitments over $1,000,000;
•	No borrower with commitments of less than $250,000;

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

As of June 30, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$589,731	$870	$8,849	$—
Home equity lines of credit	62,500	—	22	—
Junior lien loan on residence	7,368	—	29	—
Multifamily property	1,127,545	1,586	345	—
Owner-occupied commercial real estate	242,929	-	6,492	—
Investment commercial real estate	966,813	18,024	32,668	—
Commercial and industrial	701,916	8,205	7,730	—
Lease financing	184,182	—	—	—
Farmland/agricultural production	143	—	—	—
Commercial construction loans	39	86	—	—
Consumer and other loans	57,415	—	—	—
Total	$3,940,581	$28,771	$56,135	$—

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$590,372	$943	$9,576	$—
Home equity lines of credit	61,936	—	255	—
Junior lien loan on residence	7,382	—	36	—
Multifamily property	1,130,926	3,263	1,616	—
Owner-occupied commercial real estate	255,417	249	5,527	—
Investment commercial real estate	948,300	20,756	32,862	—
Commercial and industrial	608,262	417	8,159	—
Lease financing	172,643	—	—	—
Farmland/agricultural production	149	—	—	—
Commercial construction loans	—	86	—	—
Consumer and other loans	64,946	—	234	—
Total	$3,840,333	$25,714	$58,265	$—

At June 30, 2019, $34.9 million of substandard loans were also considered impaired, compared to December 31, 2018, when $31.2 million of substandard loans were also impaired.

The activity in the allowance for loan and lease losses for the three months ended June 30, 2019 is summarized below:

	April 1,				June 30,
	2019				2019
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,477	$(80)	$9	$(349)	$3,057
Home equity lines of credit	152	—	3	—	155
Junior lien loan on residence	15	—	—	—	15
Multifamily property	5,768	—	—	(24)	5,744
Owner-occupied commercial real estate	2,534	—	64	(101)	2,497
Investment commercial real estate	14,410	—	—	240	14,650
Commercial and industrial	10,185	—	5	1,273	11,463
Lease financing	1,803	—	—	85	1,888
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	306	(14)	1	26	319
Total ALLL	$38,653	$(94)	$82	$1,150	$39,791

The activity in the allowance for loan and lease losses for the three months ended June 30, 2018 is summarized below:

	April 1,				June 30,
	2018				2018
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,403	$—	$139	$(160)	$4,382
Home equity lines of credit	192	—	2	(4)	190
Junior lien loan on residence	16	—	46	(45)	17
Multifamily property	9,140	—	—	(881)	8,259
Owner-occupied commercial real estate	2,364	(64)	—	225	2,525
Investment commercial real estate	12,367	—	—	1,292	13,659
Commercial and industrial	7,753	(46)	6	(357)	7,356
Lease financing	1,036	—	—	275	1,311
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	422	(14)	1	(45)	364
Total ALLL	$37,696	$(124)	$194	$300	$38,066

The activity in the allowance for loan and lease losses for the six months ended June 30, 2019 is summarized below:

	January 1,				June 30,
	2019				2019
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,506	$(80)	$51	$(420)	$3,057
Home equity lines of credit	164	—	5	(14)	155
Junior lien loan on residence	15	—	11	(11)	15
Multifamily property	5,959	—	—	(215)	5,744
Owner-occupied commercial real estate	2,614	—	64	(181)	2,497
Investment commercial real estate	14,248	—	—	402	14,650
Commercial and industrial	9,839	—	9	1,615	11,463
Lease financing	1,772	—	—	116	1,888
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	384	(25)	2	(42)	319
Total ALLL	$38,504	$(105)	$142	$1,250	$39,791

The activity in the allowance for loan and lease losses for the six months ended June 30, 2018 is summarized below:

	January 1,				June 30,
	2018				2018
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,085	$(77)	$139	$235	$4,382
Home equity lines of credit	221	—	4	(35)	190
Junior lien loan on residence	12	—	55	(50)	17
Multifamily property	10,007	—	—	(1,748)	8,259
Owner-occupied commercial real estate	2,385	(64)	66	138	2,525
Investment commercial real estate	11,933	—	—	1,726	13,659
Commercial and industrial	6,563	(46)	22	817	7,356
Lease financing	884	—	—	427	1,311
Farmland/agricultural production	—	—	—	2	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	349	(25)	2	38	364
Total ALLL	$36,440	$(212)	$288	$1,550	$38,066

Troubled Debt Restructurings:

The Company has allocated $248 thousand and $262 thousand of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of June 30, 2019 and December 31, 2018, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The terms of certain loans were modified as TDRs when one or a combination of the following occurred:  a reduction of the stated interest rate of the loan; the maturity date was extended; or some other modification or extension occurred which would not be readily available in the market.

There were no loans modified as TDRs during the three months and six months ended June 30, 2019.

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

There were no loans that were modified as TDRs for which there was a payment default within twelve months of modification, during the three and six months ended June 30, 2019.

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

4.  DEPOSITS

Certificates of deposit, excluding brokered certificates of deposit over $250,000, totaled $172.5 million and $160.3 million at June 30, 2019 and December 31, 2018, respectively.

The following table sets forth the details of total deposits as of June 30, 2019 and December 31, 2018:

	June 30,		December 31,
	2019		2018
(Dollars in thousands)
Noninterest-bearing demand deposits	$544,431	13.29%	$463,926	11.91%
Interest-bearing checking (1)	1,388,821	33.91	1,247,305	32.02
Savings	112,438	2.75	114,674	2.94
Money market	1,207,358	29.48	1,243,369	31.92
Certificates of deposit - retail	570,384	13.93	510,724	13.12
Certificates of deposit - listing service	58,541	1.43	79,195	2.03
Subtotal deposits	3,881,973	94.79	3,659,193	93.94
Interest-bearing demand - Brokered	180,000	4.39	180,000	4.62
Certificates of deposit - Brokered	33,682	0.82	56,147	1.44
Total deposits	$4,095,655	100.00%	$3,895,340	100.00%

(1)	Interest-bearing checking includes $453.1 million at June 30, 2019 and $434.5 million at December 31, 2018 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of June 30, 2019 are as follows:

(In thousands)
2019	$228,856
2020	270,032
2021	65,373
2022	36,185
2023	11,600
Over 5 Years	50,561
Total	$662,607

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB totaled $105.0 million with a weighted average interest rate of 3.20 percent and $108.0 million with a weighted average interest rate of 3.17 percent at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, advances totaling $105.0 million with a weighted average interest rate of 3.20 percent had fixed maturity dates. The fixed maturity date advances at December 31, 2018 totaled $108.0 million with a weighted average interest rate of 3.17 percent.  The fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $350.5 million, multifamily mortgages totaling $649.9 million and securities totaling $44.0 million at June 30, 2019, while at December 31, 2018, the fixed rate advances are secured by blanket pledges of certain 1-4 family residential mortgages totaling $496.1 million, multifamily mortgages totaling $1.0 billion and securities totaling $58.5 million.

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2021	$60,000
2022	20,000
2023	25,000
Total	$105,000

There were no overnight borrowings with the FHLB as of June 30, 2019 and December 31, 2018.  At June 30, 2019, unused short-term overnight borrowing commitments totaled $1.4 billion from FHLB, $22.0 million from correspondent banks and $1.4 billion at the Federal Reserve Bank of New York.

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

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$27,934	$1,334	$29,268
Noninterest income	3,151	9,875	13,026
Total income	31,085	11,209	42,294

Provision for loan and lease losses	1,150	—	1,150
Compensation and benefits	12,685	4,858	17,543
Premises and equipment expense	3,046	554	3,600
FDIC expense	277	—	277
Other noninterest expense	2,553	2,200	4,753
Total noninterest expense	19,711	7,612	27,323
Income before income tax expense	11,374	3,597	14,971
Income tax expense	2,581	840	3,421
Net income	$8,793	$2,757	$11,550

	Three Months Ended June 30, 2018
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$27,953	$1,290	$29,243
Noninterest income	3,353	8,387	11,740
Total income	31,306	9,677	40,983

Provision for loan and lease losses	300	—	300
Compensation and benefits	11,932	3,894	15,826
Premises and equipment expense	2,982	424	3,406
FDIC Expense	625	—	625
Other noninterest expense	3,145	1,939	5,084
Total noninterest expense	18,984	6,257	25,241
Income before income tax expense	12,322	3,420	15,742
Income tax expense	2,997	835	3,832
Net income	$9,325	$2,585	$11,910

	Six Months Ended June 30, 2019
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$56,500	$2,775	$59,275
Noninterest income	5,430	19,325	24,755
Total income	61,930	22,100	84,030

Provision for loan and lease losses	1,250	—	1,250
Compensation and benefits	24,682	10,017	34,699
Premises and equipment expense	5,971	1,017	6,988
FDIC expense	554	—	554
Other noninterest expense	5,311	4,336	9,647
Total noninterest expense	37,768	15,370	53,138
Income before income tax expense	24,162	6,730	30,892
Income tax expense	6,192	1,725	7,917
Net income	$17,970	$5,005	$22,975

Total assets at period end	$4,791,902	$79,332	$4,871,234

	Six Months Ended June 30, 2018
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$54,801	$2,835	$57,636
Noninterest income	4,980	16,975	21,955
Total income	59,781	19,810	79,591

Provision for loan and lease losses	1,550	—	1,550
Compensation and benefits	22,263	8,142	30,405
Premises and equipment expense	5,821	855	6,676
FDIC Expense	1,205	—	1,205
Other noninterest expense	5,952	4,040	9,992
Total noninterest expense	36,791	13,037	49,828
Income before income tax expense	22,990	6,773	29,763
Income tax expense	5,442	1,604	7,046
Net income	$17,548	$5,169	$22,717

Total assets at period end	$4,208,731	$56,443	$4,265,174

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of June 30, 2019.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$71,791	$—	$71,791	$—
Mortgage-backed securities-residential	283,937	—	283,937	—
SBA pool securities	3,587	—	3,587	—
State and political subdivisions	16,443	—	16,443	—
Corporate bond	3,081	—	3,081	—
CRA investment fund	4,847	4,847	—	—
Loans held for sale, at fair value	2,343	—	2,343	—
Derivatives:
Cash flow hedges	175	—	175	—
Loan level swaps	30,569	—	30,569	—
Total	$416,773	$4,847	$411,926	$—

Liabilities:
Derivatives:
Cash flow hedges	$(4,074)	$—	$(4,074)	$—
Loan level swaps	(30,569)	—	(30,569)	—
Total	$(34,643)	$—	$(34,643)	$—

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

The Company has elected the fair value option for certain loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of June 30, 2019 and December 31, 2018.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	June 30, 2019	December 31, 2018
Residential loans contractual balance	$2,306	$1,552
Fair value adjustment	37	24
Total fair value of residential loans held for sale	$2,343	$1,576

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2019.

 There were no loans measured for impairment using the fair value of collateral as of June 30, 2019 and December 31, 2018.

The carrying amounts and estimated fair values of financial instruments at June 30, 2019 are as follows:

		Fair Value Measurements at June 30, 2019 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$304,027	$304,027	$—	$—	$304,027
Securities available for sale	378,839	—	378,839	—	378,839
CRA investment fund	4,847	4,847	—	—	4,847
FHLB and FRB stock	18,338	—	—	—	N/A
Loans held for sale, at fair value	2,343	—	2,343	—	2,343
Loans held for sale, at lower of cost or fair value	926	—	1,000	—	1,000
Loans, net of allowance for loan and lease losses	3,989,548	—	—	3,946,808	3,946,808
Accrued interest receivable	11,594	—	1,708	9,886	11,594
Cash flow hedges	175	—	175	—	175
Loan level swaps	30,569	—	30,569	—	30,569
Financial liabilities
Deposits	$4,095,655	$3,433,048	$665,573	$—	$4,098,621
Federal home loan bank advances	105,000	—	108,401	—	108,401
Subordinated debt	83,305	—	—	84,400	84,400
Accrued interest payable	2,494	430	2,009	55	2,494
Cash flow hedges	4,074	—	4,074	—	4,074
Loan level swap	30,569	—	30,569	—	30,569

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 are as follows:

		Fair Value Measurements at December 31, 2018 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$160,773	$160,773	$—	$—	$160,773
Securities available for sale	377,936	—	377,936	—	377,936
CRA investment fund	4,719	4,719	—	—	4,719
FHLB and FRB stock	18,533	—	—	—	N/A
Loans held for sale, at fair value	1,576	—	1,576	—	1,576
Loans held for sale, at lower of cost or fair value	3,542	—	3,654	—	3,654
Loans, net of allowance for loan and lease losses	3,889,427	—	—	3,852,004	3,852,004
Accrued interest receivable	10,814	—	1,875	8,939	10,814
Cash flow Hedges	1,657	—	1,657	—	1,657
Loan level swaps	9,689	—	9,689	—	9,689
Financial liabilities
Deposits	$3,895,340	$3,249,274	$640,997	$—	$3,890,271
Federal home loan bank advances	108,000	—	108,950	—	108,950
Subordinated debt	83,193	—	—	82,207	82,207
Accrued interest payable	2,868	331	2,482	55	2,868
Cash flow hedges	849	—	849	—	849
Loan level swaps	9,689	—	9,689	—	9,689

8.  REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized as noninterest income.

The following table presents the sources of noninterest income for the periods indicated:

	For the Three Months Ended June 30,
(In thousands)	2019	2018
Service charges on deposits
Overdraft fees	$164	$183
Interchange income	322	326
Other	411	364
Wealth management fees (a)	9,568	8,126
Other (b)	2,561	2,741
Total noninterest other income	$13,026	$11,740

	For the Six Months Ended June 30,
(In thousands)	2019	2018
Service charges on deposits
Overdraft fees	$324	$364
Interchange income	586	616
Other	803	724
Wealth management fees (a)	18,742	16,493
Other (a)	4,300	3,758
Total noninterest other income	$24,755	$21,955
(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2019			2018
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$164	$—	$164	$183	$—	$183
Interchange income	322	—	322	326	—	326
Other	411	—	411	364	—	364
Wealth management fees (a)	—	9,568	9,568	—	8,126	8,126
Other (b)	2,254	307	2,561	2,480	261	2,741
Total noninterest income	$3,151	$9,875	$13,026	$3,353	$8,387	$11,740

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2019			2018
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$324	$—	$324	$364	$—	$364
Interchange income	586	—	586	616	—	616
Other	803	—	803	724	—	724
Wealth management fees (a)	—	18,742	18,742	—	16,493	16,493
Other (a)	3,717	583	4,300	3,276	482	3,758
Total noninterest income	$5,430	$19,325	$24,755	$4,980	$16,975	$21,955
(a)	Includes investment brokerage fees.

(b)	All of the other category is outside the scope of ASC 606.

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

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income by $36 thousand and $34 thousand for the second quarters of 2019 and 2018, respectively. Cardholder rewards reduced interchange income by $68 thousand and $63 thousand for the six months ended June 30, 2019 and 2018, respectively.

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

Other:  All of the other income items are outside the scope of ASC 606.

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Professional and legal fees	968	1,178	2,092	2,292
Telephone	377	271	657	555
Advertising	409	414	768	725
Amortization of intangible assets	229	180	458	359
Provision for ORE	—	204	—	204
Other operating expenses	2,770	2,837	5,672	5,857
Total other operating expenses	$4,753	$5,084	$9,647	$9,992

10.  ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended June 30, 2019 and 2018:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2019	Reclassifications	Income/(Loss)	2019	2019
Net unrealized holding loss on securities available for sale, net of tax	$(1,278)	$2,176	—	$2,176	$898

Gain/(loss) on cash flow hedges	(451)	(2,029)	(22)	(2,051)	(2,502)

Accumulated other comprehensive loss, net of tax	$(1,729)	$147	$(22)	$125	$(1,604)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2018	Reclassifications	Income/(Loss)	2018	2018
Net unrealized holding loss on securities available for sale, net of tax	$(4,345)	$(494)	$—	$(494)	$(4,839)

Gain on cash flow hedges	1,503	605	(23)	582	2,085

Accumulated other comprehensive loss, net of tax	$(2,842)	$111	$(23)	$88	$(2,754)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
(In thousands)	2019	2018	Affected Line Item in Income Statement
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(31)	$(31)	Interest expense
Income tax expense	9	8	Income tax expense
Total reclassifications, net of tax	$(22)	$(23)

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the six months ended June 30, 2019 and 2018:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2019	Reclassifications	Income/(Loss)	2019	2019
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(3,006)	$3,904	$—	$3,904	$898

Gain/(loss) on cash flow hedges	661	(3,120)	(43)	(3,163)	(2,502)

Accumulated other comprehensive loss, net of tax	$(2,345)	$784	$(43)	$741	$(1,604)

				Amount	Other
				Reclassified	Comprehensive
		Cumulative	Other	From	Income/(Loss)
		Adjustment	Comprehensive	Accumulated	Six Months
	Balance at	For Equity	Income/(Loss)	Other	Ended	Balance at
	January 1,	Security	Before	Comprehensive	June 30,	June 30,
(In thousands)	2018	(ASU 2016-1)	Reclassifications	Income/(Loss)	2018	2018
Net unrealized holding loss on securities available for sale, net of tax	$(2,214)	$127	$(2,752)	$—	$(2,752)	$(4,839)

Gain/(loss) on cash flow hedges	1,002	—	1,128	(45)	1,083	2,085

Accumulated other comprehensive loss, net of tax	$(1,212)	$127	$(1,624)	$(45)	$(1,669)	$(2,754)

The following represents the reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
(In thousands)	2019	2018	Affected Line Item in Income
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(62)	$(62)	Interest expense
Income tax expense	19	17	Income tax expense
Total reclassifications, net of tax	$(43)	$(45)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $230.0 million as of June 30, 2019 and December 31, 2018 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of June 30, 2019, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of June 30, 2019 and December 31, 2018:

(Dollars in thousands)	June 30, 2019		December 31, 2018
Notional amount	$230,000		$230,000
Weighted average pay rate	2.04%		2.04%
Weighted average receive rate	2.48%		2.33%
Weighted average maturity	2.88	years	2.65	years
Unrealized (loss)/gain, net	$(3,899)		$808

Number of contracts	11		11

Net interest income recorded on these swap transactions totaled $290 thousand and $625 thousand for the three and six months ended June 30, 2019, respectively, and is reported as a component of interest expense.  Net interest income recorded on these swap transactions totaled $33 thousand and $13 thousand for the three and six months ended June 30, 2018, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net gain recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three and six months ended June 30, 2019 and June 30, 2018:

	For the Three Months Ended June 30,
(In thousands)	2019	2018
Interest rate contracts
Amount of gain/(loss) recognized in OCI	$(2,051)	$582
Amount of gain/(loss) reclassified from OCI to interest expense	22	23

	For the Six Months Ended June 30,
(In thousands)	2019	2018
Interest rate contracts
Amount of gain/(loss) recognized in OCI (effective portion)	$(3,163)	$1,083
Amount of gain/(loss) reclassified from OCI to interest expense	43	45

During the first quarter of 2018, the Company recognized an unrealized after-tax gain of $220 thousand in accumulated other comprehensive income/(loss) related to the termination of two interest rate swaps designated as cash flow hedges.  The gain is being amortized into earnings over the remaining life of the terminated swaps.  The Company recognized pre-tax interest income of $31 thousand and $62 thousand for the three and six months ended June 30, 2019 related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.  During the second quarter of 2019, the Company recognized an unrealized after-tax gain of $189 thousand in accumulated other comprehensive income/(loss) related to the termination of four interest rate swaps designated as cash flow hedges.  The gain is being amortized into earnings over the remaining life of the terminated swaps.

	June 30, 2019
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$(3,899)
Total included in other assets	55,000	175
Total included in other liabilities	175,000	(4,074)

	December 31, 2018
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$808
Total included in other assets	130,000	1,657
Total included in other liabilities	100,000	(849)

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

Information about these swaps is as follows:

(Dollars in thousands)	June 30, 2019		December 31, 2018
Notional amount	$539,092		$558,690
Fair value	$30,569		$9,689
Weighted average pay rates	4.41%		4.44%
Weighted average receive rates	4.21%		4.24%
Weighted average maturity	7.4	years	7.1	years

Number of contracts	64		67

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

The Company maintains certain property and equipment under direct financing and operating leases. Upon adoption of the new lease guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $7.9 million and $8.2 million, respectively, on the consolidated statement of condition. As of June 30, 2019, the Company's operating lease ROU asset and operating lease liability totaled $11.0 million and $11.3 million, respectively. A weighted average discount rate of 3.35% was used in the measurement of the ROU asset and lease liability as of June 30, 2019.

The Company's leases have remaining lease terms between one to 18 years, with a weighted average lease term of 6.06 years at June 30, 2019. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $757 thousand and $1.4 million for the three and six months ended June 30, 2019, respectively.  The variable lease costs were $82 thousand and $155 thousand for the three and six months ended June 30, 2019, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of June 30, 2019:

(In thousands)
2019	$2,666
2020	2,506
2021	1,715
2022	1,459
2023	999
Thereafter	2,112
Total lease payments	11,457
Less: imputed interest	188
Total present value of lease payments	11,269

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the six months ended June 30, 2019:

(In thousands)
Right-of-use asset obtained in exchange for lease obligation	$7,862
Operating cash flows from operating leases	1,140
Operating cash flows from direct finance leases	196
Financing cash flows from direct finance leases	374

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

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.  The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio.  The Company is also currently evaluating the impact the CECL model will have on our accounting and allowance for loan and lease losses. The Company has evaluated and selected a third-party firm to assist in the development of a CECL program and in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company continues to work towards implementing the accounting, reporting and governance processes required under the new standard and expect to complete the model implementation and validation by the end of the third quarter of 2019. The Company expects to recognize a one-time cumulative-effect adjustment to our allowance for loan and lease losses through retained earnings as of the beginning of the first reporting period in which the new standard is effective. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our consolidated financial condition or results of operations.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The amendment modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The revised guidance is effective for all companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Companies are permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The revised guidance is not expected to impact our financial statement disclosures.

15. PENDING ACQUISITION

On July 3, 2019, the Company announced that it had entered into a definitive agreement to acquire Summit, NJ-based Point View Wealth Management, Inc. (“Point View”) with AUM/AUA over $325 million.  The transaction is expected to close in the third quarter of 2019 and will be a combination of cash and equity, subject to the receipt of regulatory approval and other customary closing conditions.

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

•	the impact of anticipated higher operating expenses in 2019 and beyond;
•	our inability to successfully integrate wealth management firm acquisitions;
•	our inability to manage our growth;
•	our inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•	declines in values in our investment portfolio;
•	higher than expected increases in our allowance for loan and lease losses;
•	higher than expected increases in the level of nonperforming loans;
•	changes in interest rates;
•	decline in real estate values within our market areas;
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

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  No impairment charges were recognized for the six months ended June 30, 2019 and 2018.

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2019 (1)	2018	2019 vs 2018
Results of Operations:
Net interest income	$29,268	$29,243	$25
Provision for loan and lease losses	1,150	300	850
Net interest income after provision for loan and lease losses	28,118	28,943	(825)
Wealth management fee income	9,568	8,126	1,442
Other income	3,458	3,614	(156)
Operating expense	26,173	24,941	1,232
Income before income tax expense	14,971	15,742	(771)
Income tax expense	3,421	3,832	(411)
Net income	$11,550	$11,910	$(360)

Total revenue (Net interest income plus wealth management fee income and other income)	$42,294	$40,983	$1,311

Diluted earnings per share	$0.59	$0.62	$(0.03)

Diluted average shares outstanding	19,568,371	19,098,838	469,533

Return on average assets annualized (ROAA)	0.99%	1.11%	(0.12)%
Return on average equity annualized (ROAE)	9.49	11.11	(1.62)
(1)	The June 2019 quarter included results of operations of Lassus Wherley, acquired effective September 1, 2018.

The following table presents certain key aspects of our performance for the six months ended June 30, 2019 and 2018.

	For the Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2019 (1)	2018	2019 vs 2018
Results of Operations:
Net interest income	$59,275	$57,636	$1,639
Provision for loan and lease losses	1,250	1,550	(300)
Net interest income after provision for loan and lease losses	58,025	56,086	1,939
Wealth management fee income	18,742	16,493	2,249
Other income	6,013	5,462	551
Operating expense	51,888	48,278	3,610
Income before income tax expense	30,892	29,763	1,129
Income tax expense	7,917	7,046	871
Net income	$22,975	$22,717	$258

Total revenue (Net interest income plus wealth management fee income and other income)	$84,030	$79,591	$4,439

Diluted earnings per share	$1.18	$1.20	$(0.02)

Diluted average shares outstanding	19,528,537	18,996,979	531,558

Return on average assets annualized (ROAA)	0.99%	1.06%	(0.07)%
Return on average equity annualized (ROAE)	9.57	10.83	(1.26)
(1)	The six months ended June 30, 2019 included results of operations of Lassus Wherley, acquired effective September 1, 2018.

	June 30,	December 31,	Change
	2019	2018	2019 vs 2018
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	15.14%	15.03%	0.11%
Tier I leverage ratio	10.01	9.82	0.19
Loans to deposits	98.38	100.84	(2.46)
Allowance for loan and lease losses to total loans	0.99	0.98	0.01
Allowance for loan and lease losses to nonperforming loans	127.74	149.73	(21.99)
Nonperforming loans to total loans	0.77	0.65	0.12

For the quarter ended June 30, 2019, the Company recorded net income of $11.6 million and diluted earnings per share of $0.59, compared to $11.9 million and diluted earnings per share of $0.62 for the same three-month period last year.

For the six months ended June 30, 2019, the Company recorded net income of $23.0 million and diluted earnings per share of $1.18, compared to $22.7 million and $1.20 for the same six-month period last year.

The three months ended June 30, 2019, when compared to the same period of 2018, reflected:  increased provision for loan and lease losses resulting from the higher level of loan growth and a specific reserve of $1.0 million in the second quarter of 2019 and higher operating expenses for the three months ended June 30, 2019 which included expense related to Lassus Wherley and an increase in salaries and benefits expense due to strategic hiring and normal salary increases, partially offset by greater wealth management fee income (partially due to the acquisition of Lassus Wherley in September 2018).

The six months ended June 30, 2019, when compared to the same period of 2018, reflected:  increased net interest income (due to increased loan balances and higher yields on loans partially offset by increased interest expense on our cost of funds); greater wealth management fee income (partially due to the acquisition of Lassus Wherley in September 2018); and a reduced provision for loan and lease losses.  These positive effects were partially offset by higher operating expenses for the six months ended June 30, 2019, which included expense related to Lassus Wherley and an increase in salaries and benefits expense due to strategic hiring and normal salary increases.

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

The following tables summarize the Company’s net interest income and margin for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2019		June 30, 2018
(Dollars in thousands)	NII	NIM	NII	NIM
NII/NIM excluding the below	$28,938	2.69%	$28,186	2.72%
Prepayment premiums received on loan paydowns	246	0.02%	736	0.07%
Effect of maintaining excess interest earning cash during 2019	84	-0.07%	0	0.00%
Material fees recognized on full paydowns of C&I loans	0	0.00%	321	0.03%
NII/NIM as reported	$29,268	2.64%	$29,243	2.82%

	Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018
	NII	NIM	NII	NIM
NII/NIM excluding the below	$58,467	2.73%	$56,146	2.73%
Prepayment premiums received on loan paydowns	678	0.02%	1,169	0.05%
Effect of maintaining excess interest earning cash during 2019	130	-0.08%	0	0.00%
Material fees recognized on full paydowns of C&I loans	0	0.00%	321	0.01%
NII/NIM as reported	$59,275	2.67%	$57,636	2.79%

Net interest income, on a fully tax-equivalent basis, increased $282 thousand, or 1 percent, for the second quarter of 2019 to $29.9 million from net interest income of $29.6 million for the same quarter in 2018.  The net interest margin was 2.64 percent and 2.82 percent for the three months ended June 30, 2019 and 2018, respectively, a decrease of 18 basis points.  Net interest income, on a fully tax-equivalent basis, increased $2.1 million, or 4 percent, for the first six months ended June 30, 2019 to $60.5 million from net interest income of $58.4 million for the same period in 2018.  The net interest margin was 2.67 percent and 2.79 percent for the six months ended June 30, 2019 and 2018, respectively, a decrease of 12 basis points.  The growth in net interest income for both the three and six months ended June 30, 2019 was due to increases in the average balance and yield on the Company’s interest-earning assets, especially the average balance of C&I loans, which typically have higher yields.  The increase in interest income was partially offset by increases in interest-bearing liabilities and the Company’s cost of funds for those same periods.  The Company continues to be impacted by competitive pressures in attracting new loans and deposits, as well as retaining deposits.

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	June 30,	June 30,
(In thousands)	2019	2018
Residential mortgage loans originated for portfolio	$21,998	$22,217
Residential mortgage loans originated for sale	9,785	6,488
Total residential mortgage loans	31,783	28,705

Commercial real estate loans	34,204	20,780
Multifamily properties	58,604	4,743
C&I loans (A) (B)	143,944	137,805
Small business administration	3,740	10,740
Wealth Lines of Credit (A)	6,725	11,560
Total commercial loans	247,217	185,628

Installment loans	1,497	1,036
Home equity lines of credit (A)	3,626	5,091
Total loans closed	$284,123	$220,460

(A)	Includes loans and lines of credit that closed in the period but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2019	2018
Residential mortgage loans originated for portfolio	$32,837	$33,859
Residential mortgage loans originated for sale	12,875	14,160
Total residential mortgage loans	45,712	48,019

Commercial real estate loans	55,229	55,165
Multifamily properties	79,726	25,743
C&I loans (A) (B)	285,072	256,230
Small business administration	12,790	15,010
Wealth Lines of Credit (A)	14,105	30,798
Total commercial loans	446,922	382,946

Installment loans	2,055	2,386
Home equity lines of credit (A)	5,233	7,588
Total loans closed	$499,922	$440,939

(A)	Includes loans and lines of credit that closed in the period but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

The Company has managed its balance sheet such that multifamily and 1-4 family residential loans declined as a percentage of the overall loan portfolio and C&I loans became a larger percentage of the overall loan portfolio.

At June 30, 2019, December 31, 2018 and June 30, 2018, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance.

The following table presents such concentration levels at the following periods:

	June 30,	December 31,	June 30,
	2019	2018	2018
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	197%	209%	254%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	178	185	171

Total CRE concentration	375%	394%	425%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following tables reflect the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	June 30, 2019			June 30, 2018
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$392,079	$2,639	2.69%	$361,537	$2,072	2.29%
Tax-exempt (1) (2)	16,913	206	4.87	20,647	181	3.51
Loans (2) (3):
Residential mortgages	568,020	4,835	3.40	562,460	4,708	3.35
Commercial mortgages	1,786,086	17,581	3.94	1,986,138	18,972	3.82
Commercial	1,417,112	17,303	4.88	1,047,299	12,397	4.73
Installment	54,565	585	4.29	71,933	635	3.53
Home equity	63,112	818	5.18	62,731	685	4.37
Other	375	10	10.67	450	11	9.78
Total loans	3,889,270	41,132	4.23	3,731,011	37,408	4.01
Federal funds sold	101	—	0.25	101	—	0.25
Interest-earning deposits	241,129	1,265	2.10	94,770	395	1.67
Total interest-earning assets	4,539,492	45,242	3.99%	4,208,066	40,056	3.81%
Noninterest-earning assets:
Cash and due from banks	5,280			4,660
Allowance for loan and lease losses	(39,138)			(38,278)
Premises and equipment	21,176			28,704
Other assets	127,798			100,385
Total noninterest-earning assets	115,116			95,471
Total assets	$4,654,608			$4,303,537
LIABILITIES:
Interest-bearing deposits:
Checking	$1,266,909	$4,123	1.30%	$1,073,108	$1,967	0.73%
Money markets	1,197,998	4,415	1.47	1,000,320	2,432	0.97
Savings	112,693	16	0.06	123,490	17	0.06
Certificates of deposit - retail	610,493	3,461	2.27	555,935	2,330	1.68
Subtotal interest-bearing deposits	3,188,093	12,015	1.51	2,752,853	6,746	0.98
Interest-bearing demand - brokered	180,000	836	1.86	180,000	804	1.79
Certificates of deposit - brokered	46,639	326	2.80	63,364	399	2.52
Total interest-bearing deposits	3,414,732	13,177	1.54	2,996,217	7,949	1.06
FHLB advances and borrowings	105,000	838	3.19	221,340	1,155	2.09
Finance lease liabilities	8,052	97	4.82	8,794	106	4.82
Subordinated debt	83,272	1,223	5.87	83,099	1,221	5.88
Total interest-bearing liabilities	3,611,056	15,335	1.70%	3,309,450	10,431	1.26%
Noninterest-bearing liabilities:
Demand deposits	497,853			536,306
Accrued expenses and other liabilities	58,721			29,035
Total noninterest-bearing liabilities	556,574			565,341
Shareholders’ equity	486,978			428,746
Total liabilities and shareholders’ equity	$4,654,608			$4,303,537
Net interest income (tax-equivalent basis)		29,907			29,625
Net interest spread			2.29%			2.55%
Net interest margin (4)			2.64%			2.82%
Tax equivalent adjustment		(639)			(382)
Net interest income		$29,268			$29,243

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Six Months Ended

	June 30, 2019			June 30, 2018
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$389,835	$5,323	2.73%	$350,608	$3,997	2.28%
Tax-exempt (1) (2)	17,128	416	4.86	22,465	379	3.37
Loans (2) (3):
Residential mortgages	569,818	9,730	3.42	568,397	9,439	3.32
Commercial mortgages	1,805,123	35,603	3.94	1,999,558	37,379	3.74
Commercial	1,398,452	34,053	4.87	1,008,613	22,884	4.54
Installment	54,889	1,162	4.23	76,820	1,305	3.40
Home equity	61,773	1,583	5.13	63,938	1,346	4.21
Other	394	21	10.66	453	22	9.71
Total loans	3,890,449	82,152	4.22	3,717,779	72,375	3.89
Federal funds sold	101	—	0.25	101	—	0.25
Interest-earning deposits	239,201	2,535	2.12	97,107	752	1.55
Total interest-earning assets	4,536,714	90,426	3.99%	4,188,060	77,503	3.70%
Noninterest-earning assets:
Cash and due from banks	5,339			4,673
Allowance for loan and lease losses	(39,044)			(37,680)
Premises and equipment	21,321			28,979
Other assets	124,965			99,567
Total noninterest-earning assets	112,581			95,539
Total assets	$4,649,295			$4,283,599
LIABILITIES:
Interest-bearing deposits:
Checking	$1,275,711	$7,833	1.23%	$1,107,936	$3,724	0.67%
Money markets	1,202,973	8,750	1.45	1,017,036	4,378	0.86
Savings	113,345	32	0.06	122,284	33	0.05
Certificates of deposit - retail	608,845	6,695	2.20	555,751	4,479	1.61
Subtotal interest-bearing deposits	3,200,874	23,310	1.46	2,803,007	12,614	0.90
Interest-bearing demand - brokered	180,000	1,575	1.75	180,000	1,484	1.65
Certificates of deposit - brokered	51,371	691	2.69	67,957	828	2.44
Total interest-bearing deposits	3,432,245	25,576	1.49	3,050,964	14,926	0.98
FHLB advances and borrowings	105,448	1,672	3.17	154,271	1,525	1.98
Finance lease liabilities	8,147	196	4.81	8,878	213	4.80
Subordinated debt	83,243	2,447	5.88	83,071	2,442	5.88
Total interest-bearing liabilities	3,629,083	29,891	1.65%	3,297,184	19,106	1.16%
Noninterest-bearing liabilities:
Demand deposits	484,632			538,084
Accrued expenses and other liabilities	55,274			28,799
Total noninterest-bearing liabilities	539,906			566,883
Shareholders’ equity	480,306			419,532
Total liabilities and shareholders’ equity	$4,649,295			$4,283,599
Net interest income (tax-equivalent basis)		60,535			58,397
Net interest spread			2.34%			2.54%
Net interest margin (4)			2.67%			2.79%
Tax equivalent adjustment		(1,260)			(761)
Net interest income		$59,275			$57,636

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended June 30, 2019
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$109	$483	$592
Loans	2,321	1,403	3,724
Interest-earning deposits	746	124	870
Total interest income	$3,176	$2,010	$5,186
LIABILITIES:
Interest-bearing checking	$533	$1,623	$2,156
Money market	693	1,290	1,983
Savings	(2)	1	(1)
Certificates of deposit - retail	250	881	1,131
Certificates of deposit - brokered	(113)	40	(73)
Interest bearing demand brokered	—	32	32
Borrowed funds	(412)	95	(317)
Capital lease obligation	(9)	—	(9)
Subordinated debt	2	—	2
Total interest expense	$942	$3,962	$4,904
Net interest income	$2,234	$(1,952)	$282

	For the Six Months Ended June 30, 2019
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$352	$1,011	$1,363
Loans	5,073	4,704	9,777
Interest-earning deposits	1,425	358	1,783
Total interest income	$6,850	$6,073	$12,923
LIABILITIES:
Interest-bearing checking	$862	$3,247	$4,109
Money market	1,339	3,033	4,372
Savings	(7)	6	(1)
Certificates of deposit - retail	458	1,758	2,216
Certificates of deposit - brokered	(216)	79	(137)
Interest bearing demand brokered	—	91	91
Borrowed funds	(50)	197	147
Capital lease obligation	(17)	—	(17)
Subordinated debt	5	—	5
Total interest expense	$2,374	$8,411	$10,785
Net interest income	$4,476	$(2,338)	$2,138

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $45.2 million for the second quarter of 2019 compared to $40.1 million for the same quarter of 2018, reflecting an increase of $5.2 million, or 13 percent.  Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $90.4 million for the six months ended June 30, 2019 compared to $77.5 million for the same quarter of 2018, reflecting an increase of $12.9 million, or 17 percent.  Average interest-earning assets totaled $4.54 billion for the second quarter of 2019, an increase of $331.4 million, or 8 percent, from the same period of 2018. The average balance of the C&I loan portfolio increased $369.8 million, or 35 percent, from the second quarter of 2018, to $1.42 billion for the same quarter of 2019. Average interest-earning assets totaled $4.54 billion for the six months ended June 30, 2019, an increase of $348.7 million, or 8 percent, from the same period of 2018. The average balance of the C&I loan portfolio increased $389.8 million, or 39 percent, to $1.40 for the six months ended June 30, 2019 as compared to the same period in 2018.  The increase in this portfolio for both the three and six months ended June 30, 2019 was attributed to: the addition of seasoned bankers including a new EVP, Head of Commercial Banking, and an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton, New Jersey private banking offices.  These increases were partially offset by decreases in the average balance of the commercial mortgage portfolio (which includes multifamily mortgage loans) of $200.1 million, or 10 percent, and $194.4 million, or 10 percent to $1.79 billion and $1.80 billion for the three and six months ended June 30, 2019 when compared to the same periods in 2018. The Company continued to manage its balance sheet such that lower yielding, primarily fixed rate multifamily loans declined as a percentage of the overall loan portfolio and higher yielding, primarily floating rate or short duration C&I loans became a larger percentage of the overall loan portfolio. The average balance of investment securities totaled $409.0 million for the second quarter of 2019 compared to $382.2 million for the same quarter of 2018 reflecting an increase of $26.8 million, or 7 percent.  The average balance of investment securities totaled $407.0 million for the six months ended June 30, 2019 as compared to $373.1 million for the same period of 2018 reflecting an increase of $33.9 million, or 9 percent.  Interest-earning deposits totaled $241.1 million for the three months ended June 30, 2019 when compared to $94.8 million for the same period in 2018 reflecting an increase of $146.4 million or 154 percent.  Interest-earning deposits increased to $239.2 million for the six months ended June 30, 2019 when compared to $97.1 million for the same period in 2018 reflecting an increase of $142.1 million or 146 percent.  The increase for the three and six months ended June 30, 2019 was primarily due to certain loan originations and fundings shifting from the end of the second quarter of 2019 into the third quarter.

For the quarters ended June 30, 2019 and 2018, the average rates earned on interest-earning assets were 3.99 percent and 3.81 percent, respectively, an increase of 18 basis points.  The six months ended June 30, 2019 had an increase of 29 basis points on the average rates earned on interest-earning assets to 3.99 percent from 3.70 percent when compared to the same period of 2018.  The increase in average rates on loans for both periods was due to an increase in market rates and a shift from lower yielding commercial mortgages into higher yielding commercial loans (C&I and equipment financings) and a sale of $131.3 million of multifamily mortgage loans during the fourth quarter of 2018.

For the second quarter of 2019, the average balance of interest-bearing deposits was $3.41 billion, an increase of $418.5 million, or 14 percent, from the average balance for the same period of 2018. Interest-bearing deposits totaled $3.43 billion for the six months ended June 30, 2019 which is an increase of $381.3 million or 12 percent, from the same 2018 period.  The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) has come from an increase in retail deposits from our branch network; focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.  The growth is partially offset by a decline of $38.1 million of listing service deposits as the Company has chosen not to participate in going forward, so maturing listing service deposits are not replaced with new listing service deposits.

Average rates paid on total interest-bearing deposits were 1.54 percent and 1.06 percent for the second quarters of 2019 and 2018, respectively, an increase of 48 basis points.  Average rates paid on total interest-bearing deposits were 1.49 percent and 0.98 percent for the six months ended June 30, 2019 and 2018, respectively, an increase of 51 basis points.  The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit and money market accounts and competitive pressures in attracting new deposits.

For the second quarter of 2019, the average balance of borrowings was $105.0 million, a decrease of $116.3 million when compared to the same period in 2018.  For the six months ended June 30, 2019, the average balance of borrowings was $105.4 million, a decrease of $48.8 million when compared to the same period in 2018.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $436.1 million and $434.9 million for the three and six months ended June 30, 2019 compared to $375.3 million and $373.8 million for the three and six months ended June 30, 2018.

The average balance of brokered interest-bearing demand deposits was $180.0 million for the three and six months ended June 30, 2019 and 2018, respectively, and are matched to the Company’s existing $180.0 million of interest rate swaps, transacted previously as part of the Company’s interest rate risk management program.

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

At June 30, 2019, the Company had investment securities available for sale with a fair value of $378.8 million compared with $377.9 million at December 31, 2018.  A net unrealized gain (net of income tax) of $898 thousand and a net unrealized loss (net of income tax) of $3.0 million were included in shareholders’ equity at June 30, 2019 and December 31, 2018, respectively.

The Company has one equity security (a CRA investment security) with a fair value of $4.8 million at June 30, 2019 compared with $4.7 million at December 31, 2018.  The Company recorded a $128 thousand unrealized gain on the Consolidated Statements of Income for the six months ended June 30, 2019 as compared to an unrealized loss of $114 thousand for the six months ended June 30, 2018.  Such security has been owned for years for CRA purposes, but under Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments”, equity securities require a quarterly mark to market through the income statement effective January 1, 2018.

The carrying value of investment securities available for sale as of June 30, 2019 and December 31, 2018 are shown below:

	June 30,	December 31,
(In thousands)	2019	2018
U.S. treasury and U.S. government-sponsored agencies	$71,791	$102,013
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	283,937	251,362
SBA pool securities	3,587	3,839
State and political subdivisions	16,443	17,610
Corporate bond	3,081	3,112
Total	$378,839	$377,936

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of June 30, 2019:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-sponsored agencies	$4,500	$40,221	$27,070	$—	$71,791
	2.86%	2.36%	3.23%	—	2.72%
Mortgage-backed securities-residential (1)	$985	$1,244	$22,799	$258,909	$283,937
	5.00%	1.74%	2.32%	2.58%	2.56%
SBA pool securities	$—	$—	$623	$2,964	$3,587
	—	—	2.64%	2.67%	2.67%
State and political subdivisions (2)	$4,248	$8,898	$1,745	$1,552	$16,443
	2.51%	2.63%	2.59%	3.24%	2.65%
Corporate bond	$—	$—	$3,081	$—	$3,081
	—	—	5.25%	—	5.25%
Total	$9,733	$50,363	$55,318	$263,425	$378,839
	2.92%	2.39%	2.94%	2.58%	2.62%

(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies.  The combined average balance of these investments during the six months ended June 30, 2019 was $239.3 million compared to $103.2 million for the year ended December 31, 2018. The increase represented excess cash as deposit growth exceeded loan growth.

OTHER INCOME:  The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended June 30,		Change
(In thousands)	2019	2018	2019 vs 2018
Service charges and fees	$897	$873	$24
Bank owned life insurance	326	345	(19)
Gain on sale of loans (mortgage banking)	132	79	53
Fee income related to loan level, back-to-back swaps	721	900	(179)
Gain on sale of SBA loans	573	814	(241)
Other income	740	639	101
Securities gains/(losses)	69	(36)	105
Total other income	$3,458	$3,614	$(156)

	For the Six Months Ended June 30,		Change
(In thousands)	2019	2018	2019 vs 2018
Service charges and fees	$1,713	$1,704	$9
Bank owned life insurance	664	681	(17)
Gain on sale of loans (mortgage banking)	179	173	6
Fee income related to loan level, back-to-back swaps	991	1,152	(161)
Gain on sale of SBA loans	992	845	147
Other income	1,346	1,021	325
Securities losses	128	(114)	242
Total other income	$6,013	$5,462	$551

For the quarter ended June 30, 2019, income from the sale of newly originated residential mortgage loans was $132 thousand compared to $79 thousand for the same period in 2018.  For the six months ended June 30, 2019 and 2018, income from the sale of newly originated residential mortgage loans was $179 thousand and $173 thousand, respectively.  Such income is a result of the volume of residential mortgage loans originated for sale in the respective periods.

The second quarter of 2019 included $721 thousand of loan level, back-to-back swap income compared to $900 thousand in the same quarter of 2018.  The six months ended June 30, 2019 included $991 thousand of loan level, back-to-back swap income compared to $1.2 million for the same period of 2018.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income.

The second quarter of 2019 included $573 thousand of income, on sales of $5.7 million, related to the Company’s SBA lending and sale program compared to $814 thousand of income, on sales of $8.1 million, for the same quarter in 2018. The six months ended June 30, 2019 included $992 thousand of income, on sales of $9.9 million, related to the Company’s SBA lending and sale program compared to $845 thousand of income, on sales of $8.4 million, for the same period in 2018.

Income from the back-to-back swap and SBA programs are dependent on volume, and thus are not linear from quarter to quarter, as some quarters will be higher than others.

The Company recorded a $69 thousand and $128 thousand mark to market gain on its equity security investment for the three and six months ended June 30, 2019, respectively, compared to a $36 thousand and $114 thousand mark to market loss on its equity security investment for the three and six months ended June 30, 2018, respectively, as a result of the adoption of Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments” on January 1, 2018.

Other income was $740 thousand for the quarter ended June 30, 2019 compared to $639 thousand for the same quarter in 2018.  The six months ended June 30, 2019 included $1.3 million in other income compared to $1.0 million for the same period of 2018.  The increase in other income was primarily due to increased fees associated with loans, as well as income related to our corporate advisory program for both the three and six months ended June 30, 2019.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended June 30,		Change
(In thousands)	2019	2018	2019 vs 2018
Compensation and employee benefits	$17,543	$15,826	$1,717
Premises and equipment	3,600	3,406	194
FDIC assessment	277	625	(348)
Other Operating Expenses:
Professional and legal fees	968	1,178	(210)
Telephone	377	271	106
Advertising	409	414	(5)
Amortization of intangible assets	229	180	49
OREO	—	204	(204)
Other	2,770	2,837	(67)
Total operating expenses	$26,173	$24,941	$1,232

	For the Six Months Ended June 30,		Change
(In thousands)	2019	2018	2019 vs 2018
Compensation and employee benefits	$34,699	$30,405	$4,294
Premises and equipment	6,988	6,676	312
FDIC assessment	554	1,205	(651)
Other Operating Expenses:
Professional and legal fees	2,092	2,292	(200)
Telephone	657	555	102
Advertising	768	725	43
Amortization of intangible assets	458	359	99
OREO	-	204	(204)
Other	5,672	5,857	(185)
Total operating expenses	$51,888	$48,278	$3,610

Increased operating expenses in the three-month and six-month periods ended June 30, 2019 were principally attributable to: an increase in compensation and employee benefits of $1.7 million to $17.5 million for the second quarter of 2019 and $4.3 million to $34.7 million for the six months ended June 30, 2019, which includes expense related to the Lassus Wherley acquisition completed on September 1, 2018; ongoing operating expenses including amortization of intangibles; hiring in line with the Company’s strategic plan; and normal salary increases.  These increases were partially offset by a decrease in FDIC expense, provision for OREO, and professional and legal fees.

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

The following table presents certain key aspects of the Bank’s Private Wealth Management Division performance for the three and six months ended June 30, 2019 and 2018.

	For
	Three Months Ended June 30,		Change
(In thousands)	2019	2018	2019 vs 2018
Total fee income	$9,568	$8,126	$1,442

Compensation and benefits (included in Operating Expenses above)	4,858	3,894	964

Other operating expense (included in Operating Expenses above)	2,754	2,363	391

	For
	Six Months Ended June 30,		Change
(In thousands)	2019	2018	2019 vs 2018
Total fee income	$18,742	$16,493	$2,249

Compensation and benefits (included in Operating Expenses above)	10,017	8,142	1,875

Other operating expense (included in Operating Expenses above)	5,353	4,895	458

Assets under management and/or administration (market value in billions)	$6.6	$5.7

The market value of the assets under management and/or administration (“AUM”) of the Private Wealth Management Division was $6.6 billion at June 30, 2019, reflecting an increase of 16 percent from $5.7 billion at June 30, 2018.  The increase in AUM was due to the acquisition of one registered investment advisory firm (“RIA”) and organic growth. Effective September 1, 2018, the Bank acquired Lassus Wherley, an RIA, based in New Providence, NJ, which contributed approximately $550 million of AUM at the time of acquisition.  Organic growth, which includes equity market appreciation, contributed an additional $325 million in AUM.

In the June 2019 quarter, the Private Wealth Management Division generated $9.6 million in fee income compared to $8.1 million for the June 2018 quarter, reflecting an 18 percent increase.  For the six months ended June 30, 2019, the Private Wealth Management Division generated $18.7 million in fee income compared to $16.5 million for the same period in 2018, reflecting a 14 percent increase.  The growth in fee income was due to the acquisition noted above, as well as continued new business, partially offset by normal levels of disbursements and outflows.

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

NONPERFORMING ASSETS:  OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated:

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2019	2019	2018	2018	2018
Loans past due over 90 days and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	31,150	24,892	25,715	10,722	12,025
Other real estate owned	—	—	—	96	1,608
Total nonperforming assets	$31,150	$24,892	$25,715	$10,818	$13,633

Performing TDRs	$3,772	$4,274	$4,303	$19,334	$18,665

Loans past due 30 through 89 days and still accruing	$432	$2,492	$3,484	$2,528	$3,539

Classified loans	$56,135	$51,306	$58,265	$51,783	$51,216

Impaired loans	$34,941	$29,185	$31,300	$31,345	$30,711

Nonperforming loans as a % of total loans (1)	0.77%	0.64%	0.65%	0.28%	0.32%
Nonperforming assets as a % of total assets (1)	0.64%	0.53%	0.56%	0.24%	0.32%
Nonperforming assets as a % of total loans plus other real estate owned (1)	0.77%	0.64%	0.65%	0.28%	0.37%
(1)	Nonperforming loans/assets do not include performing TDRs.

PROVISION FOR LOAN AND LEASE LOSSES:  The provision for loan and lease losses was $1.2 million and $300 thousand for the second quarters of 2019 and 2018, respectively.  For the six months ended June 30, 2019 and 2018, the provision for loan losses was $1.3 million and $1.6 million, respectively.  The increase in the provision for loan and lease losses was primarily due to the higher level of loan growth and a specific reserve of $1.0 million associated with a casual commercial dining relationship in the second quarter of 2019 as compared to the same period in 2018.  The loan portfolio grew by $131.9 million during the second quarter of 2019 as compared to $14.6 million for the second quarter of 2018.  The provision for loan and lease losses was lower for the six months ended June 30, 2019 due to a specific reserve of $1.3 million associated with a commercial real estate loan recorded during the first six months of 2018.  The amount of the loan loss provision and the level of the allowance for loan and lease losses are based upon several factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers, as well as prevailing economic conditions. Commercial credits generally carry a higher risk profile compared to some of the other credits, which is reflected in Management’s determination of the adequacy of the allowance for loan and lease losses.

The allowance for loan and lease losses was $39.8 million as of June 30, 2019, compared to $38.5 million at December 31, 2018. As a percentage of loans, the allowance for loan and lease losses was 0.99 percent for June 30, 2019 and 0.98 percent for December 31, 2018. The specific reserves on impaired loans were $1.2 million at June 30, 2019 compared to $262 thousand as of December 31, 2018. Total impaired loans were $34.9 million and $31.3 million as of June 30, 2019 and December 31, 2018, respectively. The general component of the allowance increased from $38.2 million at December 31, 2018 to $38.5 million at June 30, 2019.

A summary of the allowance for loan and lease losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2019	2019	2018	2018	2018
Allowance for loan and lease losses:
Beginning of period	$38,653	$38,504	$37,293	$38,066	$37,696
Provision for loan and lease losses	1,150	100	1,500	500	300
(Charge-offs)/recoveries, net	(12)	49	(289)	(1,273)	70
End of period	$39,791	$38,653	$38,504	$37,293	$38,066

Allowance for loan and lease losses as a % of total loans	0.987%	0.991%	0.979%	0.981%	1.021%

General allowance for loan and lease losses as a % of total loans	0.956%	0.984%	0.972%	0.961%	0.978%

Allowance for loan and lease losses as a % of non-performing loans	127.74%	155.28%	149.73%	347.82%	316.56%

INCOME TAXES:  Income tax expense for the three months ended June 30, 2019 was $3.4 million as compared to $3.8 million for the same period in 2018.  For the second quarters of 2019 and 2018, income tax expense as a percentage of pre-tax income was 22.9 percent and 24.3 percent, respectively.  Income tax expense for the six months ended June 30, 2019 was $7.9 million as compared to $7.0 million for the same period in 2018.  For the first six months of 2019 and 2018, income tax expense as a percentage of pre-tax income was 25.6 percent and 23.7 percent, respectively.  The increase in income tax expense and the effective rate in the six months ended 2019 was primarily due to the New Jersey surtax and combined reporting rules.

On July 1, 2018, the 2019 New Jersey Budget (“Budget”) was passed, which established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million.  The surtax was effective as of January 1, 2018 and will continue through 2019. The surtax will adjust to 1.5 percent for 2020 and 2021. In addition, effective for taxable years beginning on or after January 1, 2019, banks will be required to file combined reports of taxable income including their parent holding company. New Jersey issued a tax bulletin in May 2019 for the 2019 calendar tax year which requires entities to report their real estate investment trust, registered investment company and investment company on a separate entity basis.  The Bank made an adjustment to income tax expense and deferred tax assets/liabilities in the third quarter of 2018 to reflect the new state tax rate, which became effective on January 1, 2018.  The Company’s effective tax rate increased by approximately 2% for the six months ended June 30, 2019 as a result of the New Jersey tax changes.  The Company’s effective tax rate for the six months ended June 30, 2018 was also affected by the adoption of ASU 2016-09.  The six months ended June 30, 2018 included a $416 thousand reduction in income taxes.

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

Capital for the six months ended June 30, 2019 was benefitted by net income of $23.0 million.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2019 and December 31, 2018, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8 percent and not more than 10 percent.  A financial institution can elect to be subject to this new definition.  The Bank’s leverage ratio was 11.54 percent at June 30, 2019.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Total capital (to risk-weighted assets)	$572,834	14.82%	$386,494	10.00%	$309,195	8.00%	$405,819	10.50%

Tier I capital (to risk-weighted assets)	533,043	13.79	309,195	8.00	231,896	6.00	328,520	8.50

Common equity tier I (to risk-weighted assets)	533,041	13.79	251,221	6.50	173,922	4.50	270,546	7.00

Tier I capital (to average assets)	533,043	11.54	230,943	5.00	184,754	4.00	184,754	4.00

As of December 31, 2018:
Total capital (to risk-weighted assets)	$543,008	14.59%	$372,186	10.00%	$297,749	8.00%	$367,533	9.88%

Tier I capital (to risk-weighted assets)	504,504	13.56	297,749	8.00	223,311	6.00	293,096	7.88

Common equity tier I (to risk-weighted assets)	504,502	13.56	241,921	6.50	167,484	4.50	237,268	6.38

Tier I capital (to average assets)	504,504	11.32	222,912	5.00	178,330	4.00	178,330	4.00

(A)	See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Total capital (to risk-weighted assets)	$585,771	15.14%	N/A	N/A	$309,541	8.00%	$406,272	10.50%

Tier I capital (to risk-weighted assets)	462,675	11.96	N/A	N/A	232,155	6.00	328,887	8.50

Common equity tier I (to risk-weighted assets)	462,673	11.96	N/A	N/A	174,117	4.50	270,848	7.00

Tier I capital (to average assets)	462,675	10.01	N/A	N/A	184,915	4.00	184,915	4.00

As of December 31, 2018:
Total capital (to risk-weighted assets)	$559,937	15.03%	N/A	N/A	$298,047	8.00%	$367,902	9.88%

Tier I capital (to risk-weighted assets)	438,240	11.76	N/A	N/A	223,535	6.00	293,390	7.88

Common equity tier I (to risk-weighted assets)	438,238	11.76	N/A	N/A	167,652	4.50	237,506	6.38

Tier I capital (to average assets)	438,240	9.82	N/A	N/A	178,473	4.00	178,473	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges.  Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a 3 percent discount to market.  On January 30, 2019, the Company filed a Registration Statement on Form S-3 eliminating the feature in our “Reinvestment Plan” under which participants could purchase shares of our common stock through the Plan at a 3 percent discount to market price. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  During the three months ended June 30, 2019, 694 shares purchased for the “Reinvestment Plan” were purchased in the open market.

On July 25, 2019, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 22, 2019 to shareholders of record on August 8, 2019.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $304.0 million at June 30, 2019. In addition, the Company had $378.8 million in securities designated as available for sale at June 30, 2019. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $338.2 million as of June 30, 2019 were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is secured borrowing capacity. At June 30, 2019, unused borrowing commitments totaled $1.4 billion from the FHLB and $1.4 billion from the Federal Reserve Bank of New York.

Customer deposits and capital increased by $200.3 million and $24.9 million, respectively, during the first six months of 2019.  These increases funded an increase in loans of $101.4 million and the additional on-balance sheet liquidity of $687.7 million of cash, cash equivalents and investment securities at June 30, 2019 as compared to $543.4 million at December 31, 2018.

Brokered interest-bearing demand (“overnight”) deposits were $180.0 million at June 30, 2019. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of June 30, 2019, the Company had transacted pay fixed, receive floating interest rate swaps totaling $230.0 million in notional amount.

The Company has a Board-approved Contingency Funding Plan in place. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.

The Company, on an unconsolidated basis, had liquid assets of $8.8 million at June 30, 2019.

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

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $230.0 million as of June 30, 2019.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of June 30, 2019, $539.1 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of June 30, 2019. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of June 30, 2019.

In an immediate and sustained 200 basis point increase in market rates at June 30, 2019, net interest income for year 1 would increase approximately 7.6 percent, when compared to a flat interest rate scenario.  In year 2 net interest income would increase 14.5 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at June 30, 2019, net interest income would decline approximately 7.0 percent for year 1 and 14.7 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at June 30, 2019.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$634,727	$38,706	6.49%	13.51%	121
+100	621,394	25,373	4.26	13.01	71
Flat interest rates	596,021	—	—	12.30	—
-100	555,851	(40,170)	(6.74)	11.33	(97)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There were no material changes in the Company’s risk factors during the six months ended June 30, 2019 from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 8, 2019	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: August 8, 2019	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: August 8, 2019	By:	/s/ Francesco S. Rossi
Francesco S. Rossi Chief Accounting Officer
(Principal Accounting Officer)