Form 10-Q
period 2019-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2019-11-06
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2019

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

Number of shares of Common Stock outstanding as of November 1, 2019: 19,045,098

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share and per share data)

	(unaudited)	(audited)
	September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$5,770	$5,914
Federal funds sold	101	101
Interest-earning deposits	221,242	154,758
Total cash and cash equivalents	227,113	160,773
Securities available for sale	349,989	377,936
Equity security, at fair value	7,881	4,719
FHLB and FRB stock, at cost	21,403	18,533
Loans held for sale, at fair value	1,756	1,576
Loans held for sale, at lower of cost or fair value	5,937	3,542
Loans	4,159,912	3,927,931
Less: Allowance for loan and lease losses	41,580	38,504
Net loans	4,118,332	3,889,427
Premises and equipment	20,898	27,408
Other real estate owned	336	—
Accrued interest receivable	11,759	10,814
Bank owned life insurance	45,940	45,353
Goodwill	33,817	24,417
Other intangible assets	7,294	7,982
Finance lease right-of-use assets	5,265	—
Operating lease right-of-use assets	10,328	—
Other assets	57,361	45,378
TOTAL ASSETS	$4,925,409	$4,617,858
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$544,464	$463,926
Interest-bearing deposits:
Checking	1,352,471	1,247,305
Savings	115,448	114,674
Money market accounts	1,196,188	1,243,369
Certificates of deposit - retail	583,425	510,724
Certificates of deposit - listing service	55,664	79,195
Subtotal deposits	3,847,660	3,659,193
Interest-bearing demand - brokered	180,000	180,000
Certificates of deposit - brokered	33,696	56,147
Total deposits	4,061,356	3,895,340
Short-term borrowings	67,000	—
Federal Home Loan Bank advances	105,000	108,000
Finance lease liabilities	7,793	8,362
Operating lease liabilities	10,619	—
Subordinated debt, net	83,361	83,193
Deferred tax liabilities, net	19,498	16,029
Accrued expenses and other liabilities	75,432	37,921
TOTAL LIABILITIES	4,430,059	4,148,845
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 20,003,272 at September 30, 2019 and 19,745,840 at December 31, 2018; outstanding shares, 18,999,241 at September 30, 2019 and 19,337,662 at December 31, 2018	16,673	16,459
Surplus	318,463	309,088
Treasury stock at cost, 1,004,031 shares at September 30, 2019 and 408,178 at December 31, 2018	(25,705)	(8,988)
Retained earnings	187,748	154,799
Accumulated other comprehensive loss, net of income tax	(1,829)	(2,345)
TOTAL SHAREHOLDERS’ EQUITY	495,350	469,013
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$4,925,409	$4,617,858

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

See accompanying notes to consolidated financial statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$42,006	$37,250	$123,113	$109,019
Interest on investments:
Taxable	2,477	2,385	7,800	6,382
Tax-exempt	73	98	257	306
Interest on loans held for sale	30	12	47	28
Interest on interest-earning deposits	1,362	418	3,897	1,170
Total interest income	45,948	40,163	135,114	116,905
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	8,710	5,922	25,325	14,057
Interest on certificates of deposit	3,781	2,545	10,476	7,024
Interest on borrowed funds	886	1,038	2,558	2,563
Interest on finance lease liability	94	103	290	316
Interest on subordinated debt	1,224	1,223	3,671	3,665
Subtotal - interest expense	14,695	10,831	42,320	27,625
Interest on interest-bearing demand - brokered	901	796	2,476	2,280
Interest on certificates of deposits - brokered	267	394	958	1,222
Total interest expense	15,863	12,021	45,754	31,127
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	30,085	28,142	89,360	85,778
Provision for loan and lease losses	800	500	2,050	2,050
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	29,285	27,642	87,310	83,728
OTHER INCOME
Wealth management fee income	9,501	8,200	28,243	24,693
Service charges and fees	882	860	2,595	2,564
Bank owned life insurance	332	349	996	1,030
Gains on loans held for sale at fair value (mortgage banking)	198	87	377	260
Loss on loans held for sale at lower of cost or fair value	(6)	—	(6)	—
Fee income related to loan level, back-to-back swaps	2,349	854	3,340	2,006
Gain on sale of SBA loans	224	514	1,216	1,359
Other income	902	444	2,248	1,465
Securities gains/(losses), net	34	(325)	162	(439)
Total other income	14,416	10,983	39,171	32,938
OPERATING EXPENSES
Compensation and employee benefits	17,476	16,025	52,175	46,430
Premises and equipment	3,849	3,399	10,837	10,075
FDIC insurance (credit)/expense	(277)	593	277	1,798
Other operating expense	5,211	4,267	14,858	14,259
Total operating expenses	26,259	24,284	78,147	72,562
INCOME BEFORE INCOME TAX EXPENSE	17,442	14,341	48,334	44,104
Income tax expense	5,216	3,617	13,133	10,663
NET INCOME	$12,226	$10,724	$35,201	$33,441

EARNINGS PER SHARE
Basic	$0.63	$0.56	$1.82	$1.77
Diluted	$0.63	$0.56	$1.81	$1.75
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	19,314,666	19,053,849	19,370,627	18,865,982
Diluted	19,484,905	19,240,098	19,496,721	19,066,986

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

See accompanying notes to consolidated financial statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$12,226	$10,724	$35,201	$33,441
Comprehensive income:
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	769	(1,576)	5,928	(5,163)
Reclassification adjustment for amounts included in net income	—	288	—	288
	769	(1,288)	5,928	(4,875)

Tax effect	(186)	315	(1,441)	1,150
Net of tax	583	(973)	4,487	(3,725)

Unrealized gains on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	(1,084)	843	(5,540)	2,412
Reclassification adjustment for amounts included in net income	(80)	(31)	(142)	(93)
	(1,164)	812	(5,682)	2,319

Tax effect	356	(298)	1,711	(722)
Net of tax	(808)	514	(3,971)	1,597

Total other comprehensive income/(loss)	(225)	(459)	516	(2,128)

Total comprehensive income	$12,001	$10,265	$35,717	$31,313

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended September 30, 2019 and September 30, 2018

						Accumulated
						Other
(In thousands, except	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at July 1, 2019 19,456,312 common shares outstanding	$—	$16,557	$311,428	$(8,988)	$176,495	$(1,604)	$493,888
Net income	—	—	—	—	12,226	—	12,226
Comprehensive loss	—	—	—	—	—	(225)	(225)
Amortization of restricted stock awards/units	—	—	1,509	—	—	—	1,509
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(973)	—	(973)
Share repurchase, (595,853) shares	—	—	—	(16,717)	—	—	(16,717)
Common stock options exercised, 140 shares	—	—	1	—	—	—	1
Issuance of common stock for acquisition 138,642 shares	—	116	5,525	—	—	—	5,641
Balance at September 30, 2019 18,999,241 common shares outstanding	$—	$16,673	$318,463	$(25,705)	$187,748	$(1,829)	$495,350

						Accumulated
						Other
(In thousands, except	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at July 1, 2018 19,007,312 common shares outstanding	$—	$16,183	$297,318	$(8,988)	$135,260	$(2,754)	$437,019
Net income	—	—	—	—	10,724	—	10,724
Comprehensive loss	—	—	—	—	—	(459)	(459)
Restricted stock units issued 5,292 shares	—	4	(4)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (668) shares	—	(1)	(22)	—	—	—	(23)
Amortization of restricted stock awards/units	—	—	1,172	—	—	—	1,172
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(950)	—	(950)
Common stock options exercised, 6,600 shares	—	5	90	—	—	—	95
Sales of shares (Dividend Reinvestment Program), 75,000 shares	—	63	2,079	—	—	—	2,142
Issuance of shares for Employee Stock Purchase Plan, 6,704 shares	—	6	216	—	—	—	222
Issuance of common stock for acquisition 103,487 shares	—	87	4,404	—	—	—	4,491
Balance at September 30, 2018 19,203,727 common shares outstanding	$—	$16,347	$305,253	$(8,988)	$145,034	$(3,213)	$454,433

Nine Months Ended September 30, 2019 and September 30, 2018

						Accumulated
						Other
(In thousands, except	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2019 19,337,662 common shares outstanding	$—	$16,459	$309,088	$(8,988)	$154,799	$(2,345)	$469,013
Net income	—	—	—	—	35,201	—	35,201
Comprehensive income	—	—	—	—	—	516	516
Cumulative adjustment for leases (ASC 842)	—	—	—	—	661	—	661
Restricted stock units issued 131,141 shares	—	109	(109)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (35,949) shares	—	(30)	(951)	—	—	—	(981)
Amortization of restricted stock awards/units	—	—	4,374	—	—	—	4,374
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,913)	—	(2,913)
Share repurchase, (595,853) shares	—	—	—	(16,717)	—	—	(16,717)
Common stock options exercised, 1,660 shares	—	1	22	—	—	—	23
Exercise of warrants, 7,109 net of 4,218 shares used to exercise, 2,891 shares	—	2	(2)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 18,740 shares	—	15	517	—	—	—	532
Issuance of common stock for acquisition 138,949 shares	—	117	5,524	—	—	—	5,641
Balance at September 30, 2019 18,999,241 common shares outstanding	$—	$16,673	$318,463	$(25,705)	$187,748	$(1,829)	$495,350

						Accumulated
						Other
(In thousands, except	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2018 18,619,634 common shares outstanding	$—	$15,858	$283,552	$(8,988)	$114,468	$(1,212)	$403,678
Net income	—	—	—	—	33,441	—	33,441
Comprehensive loss	—	—	—	—	—	(2,128)	(2,128)
Cumulative adjustment for equity security (ASU 2016-01)	—	—	—	—	(127)	127	—
Restricted stock units issued 90,534 shares	—	75	(75)	—	—	—	—
Restricted stock awards forfeitures (94,034) shares	—	(78)	78	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (41,125) shares	—	(34)	(1,392)	—	—	—	(1,426)
Amortization of restricted stock awards/units	—	—	3,302	—	—	—	3,302
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,748)	—	(2,748)
Common stock options exercised, 17,283, net of 2,374 used to exercise, 14,909 shares	—	14	183	—	—	—	197
Sales of shares (Dividend Reinvestment Program), 467,302 shares	—	389	14,486	—	—	—	14,875
Issuance of shares for Employee Stock Purchase Plan, 22,194 shares	—	19	732	—	—	—	751
Issuance of common stock for acquisition 124,313 shares	—	104	4,387	—	—	—	4,491
Balance at September 30, 2018 19,203,727 common shares outstanding	$—	$16,347	$305,253	$(8,988)	$145,034	$(3,213)	$454,433

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$35,201	$33,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,342	2,349
Amortization of premium and accretion of discount on securities, net	1,165	1,093
Amortization of restricted stock	4,374	3,302
Amortization of intangible assets	688	540
Amortization of subordinated debt costs	168	114
Provision for loan and lease losses	2,050	2,050
Provision for OREO losses	—	232
Deferred tax expense	3,719	3,626
Stock-based compensation and employee stock purchase plan expense	117	143
Fair value adjustment for equity security	(162)	151
Loss on sale of securities, available for sale, net	—	288
Loans originated for sale (1)	(40,561)	(35,442)
Proceeds from sales of loans held for sale (1)	42,188	37,562
Gain on loans held for sale (1)	(1,593)	(1,619)
Loss on loans held for sale at lower of cost or fair value	6	—
Loss on OREO sold	—	32
Cash surrender value of life insurance, net	(587)	(595)
Increase in accrued interest receivable	(945)	(1,397)
Decrease in other assets	9,681	4,141
Increase in accrued expenses and other liabilities	9,292	7,405
NET CASH PROVIDED BY OPERATING ACTIVITIES	67,143	57,416
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	170,247	56,242
Redemptions of FHLB and FRB stock	361	71,309
Proceeds from sales of securities available for sale	—	19,542
Purchase of securities available for sale	(140,537)	(127,835)
Purchase of FHLB and FRB stock	(3,231)	(79,492)
Proceeds from sales of loans held for sale at lower of cost or fair value	(6)	—
Net increase in loans, net of participations sold	(233,900)	(98,989)
Sale of other real estate owned	—	1,730
Purchase of premises and equipment	(1,097)	(747)
Purchase of wealth management company	(2,600)	(3,500)
NET CASH USED IN INVESTING ACTIVITIES	(210,763)	(161,740)
FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	166,016	(39,060)
Net increase in overnight borrowings	52,000	95,190
Proceeds from Federal Home Loan Bank long term advances	—	70,000
Proceeds from Federal Home Loan Bank short term advances	15,000	—
Repayments of Federal Home Loan Bank advances	(3,000)	(23,898)
Dividends paid on common stock	(2,913)	(2,748)
Exercise of Stock Options, net of stock swaps	23	197
Restricted stock repurchased on vesting to pay taxes	(981)	(1,426)
Sales of common shares (Dividend Reinvestment Program)	—	14,875
Issuance of shares for employee stock purchase plan	532	751
Purchase of treasury shares	(16,717)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	209,960	113,881
Net increase in cash and cash equivalents	66,340	9,557
Cash and cash equivalents at beginning of period	160,773	113,447
Cash and cash equivalents at end of period	$227,113	$123,004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$44,497	$28,614
Income tax, net	1,047	2,569
Transfer of loans to other real estate owned	336	—
Acquisition goodwill	9,400	11,000
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

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2019, the results of operations, comprehensive income and shareholders’ equity for the three and nine months ended September 30, 2019 and 2018, and cash flow statements for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any future period.

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated financial statements also include the Bank’s wholly-owned subsidiaries, PGB Trust & Investments of Delaware, Peapack Capital Corporation (“PCC”), Murphy Capital Management (“MCM”), Quadrant Capital Management (“Quadrant”), Lassus Wherley & Associates (“Lassus Wherley”) (acquired in the third quarter of 2018), Point View Wealth Management (“Point View”) (acquired in the third quarter of 2019), Peapack-Gladstone Mortgage Group, Inc. and Peapack-Gladstone Mortgage Group’s wholly-owned subsidiary, PG Investment Company of Delaware, Inc. and its wholly-owned subsidiary, Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company. While the following footnotes include the collective results of the Company and the Bank and their subsidiaries, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

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

Segment Information:  The Company’s business is conducted through two business segments: its banking subsidiary, which involves the delivery of loan and deposit products to customers, and the Peapack Private Wealth Management Division, which includes asset management services provided for individuals and institutions. Management uses certain methodologies to allocate income and expense to the business segments.

The Banking segment includes commercial (includes C&I and equipment financing), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support services.

Peapack-Gladstone Bank’s Private Wealth Management Division includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust and Investments of Delaware, MCM, Quadrant, Lassus Wherley, and Point View.  Wealth management fees are primarily earned based upon assets under management and/or administration (“AUM”) and are generally assessed on a monthly or quarterly basis on a tiered fee schedule based on the market value of AUM at the end of the period.

Cash and Cash Equivalents:  For purposes of the statements of cash flows, cash and cash equivalents include cash and due from banks, interest-earning deposits and federal funds sold. Generally, federal funds are sold for one-day periods.  Cash equivalents are of original maturities of 90 days or less. Net cash flows are reported for customer loan and deposit transactions and short-term borrowings with original maturities of 90 days or less.

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

Interest income includes amortization of purchase premiums and discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated, and premiums on callable debt securities, which are amortized to the earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

U.S. Small Business Administration (SBA) loans originated with the intent to sell the guaranteed portion in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Total SBA loans serviced totaled $45.6 million and $35.1 million as of September 30, 2019 and December 31, 2018, respectively.  SBA loans held for sale totaled $943 thousand and $1.2 million at September 30, 2019 and December 31, 2018, respectively.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both September 30, 2019 and December 31, 2018, the multiple was 2.25 times for non-impaired special mention loans and 3.5 times for non-impaired substandard loans.

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

If the rate implicit in the lease is not readily determinable, the incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable FHLB collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s statement of condition, but rather, lease expense is recognized over the lease term on a straight-line basis. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.  The Company maintains certain property and equipment under direct financing and operating leases.  Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space and are classified as operating leases. The Company has two existing finance leases (previously classified as a capital lease and included in premises and equipment on our statement of condition at December 31, 2018) for the Company’s administration building and one branch location.  Topic 842 did not materially impact the accounting for these capital leases.

The ROU asset is measured at the amount of the lease liability adjusted for lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the ROU asset. Operating lease expense consists of: a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use-asset.

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

For the Company’s stock option plans, changes in options outstanding during the nine months ended September 30, 2019 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2019	91,310	$13.63
Exercised during 2019	(1,660)	14.26
Expired during 2019	(930)	20.73
Forfeited during 2019	(20,000)	13.07
Balance, September 30, 2019	68,720	$13.68	2.08 years	$986
Vested and expected to vest	68,720	$13.68	2.08 years	$986
Exercisable at September 30, 2019	68,720	$13.68	2.08 years	$986

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2019 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on September 30, 2019 was $28.03.

There were no stock options granted during the three or nine months ended September 30, 2019.

The Company has previously granted performance-based and service-based restricted stock awards/units. Service-based awards/units vest ratably over a three or five-year period.  There were no service-based restricted stock units granted during the third quarter of 2019.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period which is generally three years.  There were no performance-based restricted stock units granted in the third quarter of 2019.

Changes in non-vested shares dependent on performance criteria for the nine months ended September 30, 2019 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2019	42,998	$35.33
Granted during 2019	47,770	26.34
Balance, September 30, 2019	90,768	$30.60

Changes in service-based restricted stock awards/units for the nine months ended September 30, 2019 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2019	366,541	$30.64
Granted during 2019	223,396	26.51
Vested during 2019	(140,178)	27.44
Forfeited during 2019	(4,146)	31.53
Balance, September 30, 2019	445,613	$29.57

As of September 30, 2019, there was $29 thousand of total unrecognized compensation cost related to service-based awards.  That cost is expected to be recognized over a weighted average period of 0.21 years.  As of September 30, 2019, there was $11.2 million of total unrecognized compensation cost related to service-based and performance-based units.  That cost is expected to be recognized over a weighted average period of 1.21 years. Stock compensation expense recorded for the third quarters of 2019 and 2018 totaled $1.5 million and $1.1 million, respectively.  Stock compensation expense recorded for the nine months ended September 30, 2019 and 2018 totaled $4.4 million and $3.5 million, respectively.

Employee Stock Purchase Plan (“ESPP”): In 2014, the shareholders of the Company approved the ESPP.  The ESPP provides for the granting of rights to purchase up to 150,000 shares of Corporation common stock. Subject to certain eligibility requirements and restrictions, the ESPP originally allowed employees to purchase shares during four three-month offering periods (“Offering Period”).  An amendment to the ESPP plan has changed the Offering Period to one twelve-month period to commence in the third quarter of 2019 with the next purchase occurring in May 2020.  Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between 1% and 15% of their compensation.  At the end of the Offering Period on the purchase date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price.  The purchase price is an amount equal to 85% of the closing market price of a share of Company common stock on the purchase date.  Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the Offering Period without penalty.  The fair value of each purchase right is determined using the Black-Scholes option pricing model.

The Company recorded $41 thousand and $31 thousand of expense in salaries and employee benefits expense for the three months ended September 30, 2019 and 2018, respectively, related to the ESPP.  Total shares issued under the ESPP during the third quarter of 2018 was 6,704.  No shares were issued under the ESPP during the third quarter of 2019.

The Company recorded $117 thousand and $143 thousand of expense in salaries and employee benefits expense for the nine months ended September 30, 2019 and 2018, respectively, related to the ESPP.  Total shares issued under the ESPP for the nine months ended September 30, 2019 and 2018 were 18,740 and 22,194, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Net income available to common shareholders	$12,226	$10,724	$35,201	$33,441

Basic weighted-average shares outstanding	19,314,666	19,053,849	19,370,627	18,865,982
Plus: common stock equivalents	170,239	186,249	126,094	201,004
Diluted weighted-average shares outstanding	19,484,905	19,240,098	19,496,721	19,066,986
Net income per share
Basic	$0.63	$0.56	$1.82	$1.77
Diluted	0.63	0.56	1.81	1.75

For the three and nine months ended September 30, 2019, stock options and restricted stock units totaling 27,497 and 277,677 were not included in the computation of diluted earnings per share because they were antidilutive.  For the nine months ended September 30, 2018, stock options and restricted stock units totaling 219,733 were not included in the computation of diluted earnings per share because they were antidilutive. There were no antidilutive options for the three months ended September 30, 2018.

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

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of September 30, 2019 and December 31, 2018 follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$34,986	$78	$(17)	$35,047
Mortgage-backed securities –residential	294,800	2,599	(770)	296,629
SBA pool securities	3,071	—	(14)	3,057
State and political subdivisions	12,178	31	(13)	12,196
Corporate bond	3,000	60	—	3,060
Total	$348,035	$2,768	$(814)	$349,989

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$102,915	$82	$(984)	$102,013
Mortgage-backed securities – residential	254,383	418	(3,439)	251,362
SBA pool securities	3,883	—	(44)	3,839
State and political subdivisions	17,729	27	(146)	17,610
Corporate bond	3,000	112	—	3,112
Total	$381,910	$639	$(4,613)	$377,936

The following tables present the Company’s available for sale securities in a continuous unrealized loss position and the approximate fair value of these investments as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$9,981	$(17)	$—	$—	$9,981	$(17)
Mortgage-backed securities-residential	34,091	(79)	76,218	(691)	110,309	(770)
SBA pool securities	—	—	3,057	(14)	3,057	(14)
State and political subdivisions	5,117	(13)	—	—	5,117	(13)
Total	$49,189	$(109)	$79,275	$(705)	$128,464	$(814)

	December 31, 2018
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$18,840	$(103)	$33,600	$(881)	$52,440	$(984)
Mortgage-backed securities-residential	51,697	(303)	136,130	(3,136)	187,827	(3,439)
SBA pool securities	—	—	3,839	(44)	3,839	(44)
State and political subdivisions	421	(1)	7,274	(145)	7,695	(146)
Total	$70,958	$(407)	$180,843	$(4,206)	$251,801	$(4,613)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the credit worthiness of the issuers.  As of September 30, 2019, the

Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments” which resulted in the reclassification of the Company’s investment in the CRA investment fund from available for sale to an equity security. This security had a gain of $34 thousand and $162 thousand for the three and nine months ended September 30, 2019, respectively.  This amount is included in securities gains/(losses) on the Consolidated Statements of Income.

3.  LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of September 30, 2019 and December 31, 2018, consisted of the following:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2019	Loans	2018	Loans
Residential mortgage	$559,787	13.46%	$571,570	14.55%
Multifamily mortgage	1,197,093	28.78	1,135,805	28.92
Commercial mortgage	721,261	17.34	702,165	17.88
Commercial loans (including equipment financing)	1,564,784	37.62	1,397,057	35.57
Commercial construction	4,355	0.10	—	—
Home equity lines of credit	58,423	1.40	62,191	1.58
Consumer loans, including fixed rate home equity loans	53,829	1.29	58,678	1.49
Other loans	380	0.01	465	0.01
Total loans	$4,159,912	100.00%	$3,927,931	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal Call Report codes.  The following portfolio classes have been identified as of September 30, 2019 and December 31, 2018:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2019	Loans	2018	Loans
Primary residential mortgage	$586,404	14.11%	$600,891	15.31%
Home equity lines of credit	58,425	1.41	62,191	1.58
Junior lien loan on residence	7,063	0.17	7,418	0.19
Multifamily property	1,197,093	28.80	1,135,805	28.94
Owner-occupied commercial real estate	258,563	6.22	261,193	6.65
Investment commercial real estate	1,044,730	25.14	1,001,918	25.53
Commercial and industrial	704,726	16.96	616,838	15.72
Lease financing	233,918	5.63	172,643	4.40
Farmland/agricultural production	3,059	0.07	149	0.01
Commercial construction loans	4,579	0.11	86	0.01
Consumer and other loans	57,271	1.38	65,180	1.66
Total loans	$4,155,831	100.00%	$3,924,312	100.00%
Net deferred costs	4,081		3,619
Total loans including net deferred costs	$4,159,912		$3,927,931

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan and lease losses (ALLL) as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$7,238	$237	$579,166	$2,252	$586,404	$2,489
Home equity lines of credit	3	—	58,422	145	58,425	145
Junior lien loan on residence	24	—	7,039	15	7,063	15
Multifamily property	—	—	1,197,093	6,235	1,197,093	6,235
Owner-occupied commercial real estate	395	—	258,168	2,272	258,563	2,272
Investment commercial real estate	22,676	1,000	1,022,054	14,745	1,044,730	15,745
Commercial and industrial	6,291	1,500	698,435	10,405	704,726	11,905
Lease financing	—	—	233,918	2,396	233,918	2,396
Farmland/agricultural production	—	—	3,059	39	3,059	39
Commercial construction loans	—	—	4,579	24	4,579	24
Consumer and other loans	—	—	57,271	315	57,271	315
Total ALLL	$36,627	$2,737	$4,119,204	$38,843	$4,155,831	$41,580

	December 31, 2018
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$9,518	$262	$591,373	$3,244	$600,891	$3,506
Home equity lines of credit	255	—	61,936	164	62,191	164
Junior lien loan on residence	36	—	7,382	15	7,418	15
Multifamily property	1,262	—	1,134,543	5,959	1,135,805	5,959
Owner-occupied commercial real estate	1,574	—	259,619	2,614	261,193	2,614
Investment commercial real estate	18,655	—	983,263	14,248	1,001,918	14,248
Commercial and industrial	—	—	616,838	9,839	616,838	9,839
Lease financing	—	—	172,643	1,772	172,643	1,772
Farmland/agricultural production	—	—	149	2	149	2
Commercial construction loans	—	—	86	1	86	1
Consumer and other loans	—	—	65,180	384	65,180	384
Total ALLL	$31,300	$262	$3,893,012	$38,242	$3,924,312	$38,504

Impaired loans include nonaccrual loans of $29.4 million at September 30, 2019 and $25.7 million at December 31, 2018. Impaired loans also include performing TDR loans of $2.5 million at September 30, 2019 and $4.3 million at December 31, 2018.  At September 30, 2019, the allowance allocated to TDR loans totaled $1.2 million, all of which was allocated to nonaccrual loans.  At December 31, 2018, the allowance allocated to TDR loans totaled $262 thousand, of which $161 thousand was allocated to nonaccrual loans.  All accruing TDR loans were paying in accordance with restructured terms as of September 30, 2019.  The Company has not committed to lend additional amounts as of September 30, 2019 to customers with outstanding loans that are classified as TDR loans.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2019 and December 31, 2018 (The average impaired loans on the following tables represent year to date impaired loans.):

	September 30, 2019
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$7,456	$6,255	$—	$7,528
Owner-occupied commercial real estate	461	395	—	1,337
Investment commercial real estate	9,694	8,169	—	16,103
Home equity lines of credit	5	3	—	101
Junior lien loan on residence	95	24	—	32
Total loans with no related allowance	$17,711	$14,846	$—	$25,101
With related allowance recorded:
Primary residential mortgage	$983	$983	$237	$1,074
Investment commercial real estate	15,064	14,507	1,000	1,612
Commercial and industrial	6,397	6,291	1,500	2,856
Total loans with related allowance	$22,444	$21,781	$2,737	$5,542
Total loans individually evaluated for Impairment	$40,155	$36,627	$2,737	$30,643

	December 31, 2018
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,789	$8,502	$—	$8,042
Owner-occupied commercial real estate	2,741	1,574	—	2,025
Investment commercial real estate	20,179	18,655	—	13,999
Home equity lines of credit	257	255	—	123
Junior lien loan on residence	102	36	—	45
Multifamily property	1,262	1,262	—	105
Total loans with no related allowance	$34,330	$30,284	$—	$24,339
With related allowance recorded:
Primary residential mortgage	$1,016	$1,016	$262	$1,144
Total loans with related allowance	$1,016	$1,016	$262	$1,144
Total loans individually evaluated for impairment	$35,346	$31,300	$262	$25,483

Interest income recognized on impaired loans for the quarters ended September 30, 2019 and 2018 was not material.  The Company did not recognize any income on nonaccruing impaired loans for the three and nine months ended September 30, 2019 and 2018.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,710	$—
Home equity lines of credit	3	—
Junior lien loan on residence	24	—
Owner-occupied commercial real estate	395	—
Investment commercial real estate	17,960	—
Commercial and industrial	6,291	—
Total	$29,383	$—

	December 31, 2018
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$5,215	$—
Home equity lines of credit	235	—
Junior lien loan on residence	36	—
Owner-occupied commercial real estate	1,574	—
Investment commercial real estate	18,655	—
Total	$25,715	$—

The following tables present the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018 by class of loans, excluding nonaccrual loans:

	September 30, 2019
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,335	$—	$—	$1,335
Home equity lines of credit	258	—	$—	$258
Owner-occupied commercial real estate	4,313	—	—	4,313
Commercial and industrial	342	85	—	427
Total	$6,248	$85	$—	$6,333

	December 31, 2018
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$606	$491	$—	$1,097
Consumer and other loans	2	—	—	2
Total	$608	$491	$—	$1,099

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

As of September 30, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$578,247	$861	$7,296	$—
Home equity lines of credit	58,422	—	3	—
Junior lien loan on residence	7,039	—	24	—
Multifamily property	1,196,366	—	727	—
Owner-occupied commercial real estate	253,475	—	5,088	—
Investment commercial real estate	998,506	12,740	33,484	—
Commercial and industrial	689,281	8,185	7,260	—
Lease financing	233,918	—	—	—
Farmland/agricultural production	3,059	—	—	—
Commercial construction loans	4,495	84	—	—
Consumer and other loans	57,271	—	—	—
Total	$4,080,079	$21,870	$53,882	$—

As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$590,372	$943	$9,576	$—
Home equity lines of credit	61,936	—	255	—
Junior lien loan on residence	7,382	—	36	—
Multifamily property	1,130,926	3,263	1,616	—
Owner-occupied commercial real estate	255,417	249	5,527	—
Investment commercial real estate	948,300	20,756	32,862	—
Commercial and industrial	608,262	417	8,159	—
Lease financing	172,643	—	—	—
Farmland/agricultural production	149	—	—	—
Commercial construction loans	—	86	—	—
Consumer and other loans	64,946	—	234	—
Total	$3,840,333	$25,714	$58,265	$—

At September 30, 2019, $36.6 million of substandard loans were also considered impaired, compared to December 31, 2018, when $31.2 million of substandard loans were also impaired.

The activity in the allowance for loan and lease losses for the three months ended September 30, 2019 is summarized below:

	July 1,				September 30,
	2019				2019
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,057	$—	$—	$(568)	$2,489
Home equity lines of credit	155	—	3	(13)	145
Junior lien loan on residence	15	—	—	—	15
Multifamily property	5,744	—	—	491	6,235
Owner-occupied commercial real estate	2,497	—	996	(1,221)	2,272
Investment commercial real estate	14,650	—	—	1,095	15,745
Commercial and industrial	11,463	—	4	438	11,905
Lease financing	1,888	—	—	508	2,396
Farmland/agricultural production	2	—	—	37	39
Commercial construction loans	1	—	—	23	24
Consumer and other loans	319	(15)	1	10	315
Total ALLL	$39,791	$(15)	$1,004	$800	$41,580

The activity in the allowance for loan and lease losses for the three months ended September 30, 2018 is summarized below:

	July 1,				September 30,
	2018				2018
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,382	$(10)	$—	$(240)	$4,132
Home equity lines of credit	190	—	3	4	197
Junior lien loan on residence	17	—	6	(7)	16
Multifamily property	8,259	—	—	(604)	7,655
Owner-occupied commercial real estate	2,525	—	—	(138)	2,387
Investment commercial real estate	13,659	(1,335)	4	463	12,791
Commercial and industrial	7,356	—	85	744	8,185
Lease financing	1,311	—	—	238	1,549
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	364	(27)	1	40	378
Total ALLL	$38,066	$(1,372)	$99	$500	$37,293

The activity in the allowance for loan and lease losses for the nine months ended September 30, 2019 is summarized below:

	January 1,				September 30,
	2019				2019
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,506	$(80)	$51	$(988)	$2,489
Home equity lines of credit	164	—	8	(27)	145
Junior lien loan on residence	15	—	11	(11)	15
Multifamily property	5,959	—	—	276	6,235
Owner-occupied commercial real estate	2,614	—	1,060	(1,402)	2,272
Investment commercial real estate	14,248	—	—	1,497	15,745
Commercial and industrial	9,839	—	13	2,053	11,905
Lease financing	1,772	—	—	624	2,396
Farmland/agricultural production	2	—	—	37	39
Commercial construction loans	1	—	—	23	24
Consumer and other loans	384	(40)	3	(32)	315
Total ALLL	$38,504	$(120)	$1,146	$2,050	$41,580

The activity in the allowance for loan and lease losses for the nine months ended September 30, 2018 is summarized below:

	January 1,				September 30,
	2018				2018
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,085	$(87)	$139	$(5)	$4,132
Home equity lines of credit	221	—	7	(31)	197
Junior lien loan on residence	12	—	61	(57)	16
Multifamily property	10,007	—	—	(2,352)	7,655
Owner-occupied commercial real estate	2,385	(64)	66	—	2,387
Investment commercial real estate	11,933	(1,335)	4	2,189	12,791
Commercial and industrial	6,563	(46)	107	1,561	8,185
Lease financing	884	—	—	665	1,549
Farmland/agricultural production	—	—	—	2	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	349	(52)	3	78	378
Total ALLL	$36,440	$(1,584)	$387	$2,050	$37,293

Troubled Debt Restructurings:

The Company has allocated $1.2 million and $262 thousand of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of September 30, 2019 and December 31, 2018, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The terms of certain loans were modified as TDRs when one or a combination of the following occurred:  a reduction of the stated interest rate of the loan; the maturity date was extended; or some other modification or extension occurred which would not be readily available in the market.

The following table presents loans by class modified as TDRs during both the three and nine-month periods ended September 30, 2019:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	1	$341	$341
Total	1	$341	$341

The following table presents loans by class modified as TDRs during the three-month period ended September 30, 2018:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	1	$766	$766
Total	1	$766	$766

The following table presents loans by class modified as TDRs during the nine-month period ended September 30, 2018:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	1	$766	$766
Investment commercial real estate	1	15,351	15,351
Total	2	$16,117	$16,117

The identification of the TDRs did not have a significant impact on the allowance for loan and lease losses.

There were no loans that were modified as TDRs for which there was a payment default within twelve months of modification, during the three and nine months ended September 30, 2019 and September 30, 2018.

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

4.  DEPOSITS

Certificates of deposit, excluding brokered certificates of deposit over $250,000, totaled $192.8 million and $160.3 million at September 30, 2019 and December 31, 2018, respectively.

The following table sets forth the details of total deposits as of September 30, 2019 and December 31, 2018:

	September 30,		December 31,
	2019		2018
(Dollars in thousands)
Noninterest-bearing demand deposits	$544,464	13.41%	$463,926	11.91%
Interest-bearing checking (1)	1,352,471	33.30	1,247,305	32.02
Savings	115,448	2.84	114,674	2.94
Money market	1,196,188	29.45	1,243,369	31.92
Certificates of deposit - retail	583,425	14.37	510,724	13.12
Certificates of deposit - listing service	55,664	1.37	79,195	2.03
Subtotal deposits	3,847,660	94.74	3,659,193	93.94
Interest-bearing demand - Brokered	180,000	4.43	180,000	4.62
Certificates of deposit - Brokered	33,696	0.83	56,147	1.44
Total deposits	$4,061,356	100.00%	$3,895,340	100.00%
(1)

Interest-bearing checking includes $448.9 million at September 30, 2019 and $434.5 million at December 31, 2018 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of September 30, 2019 are as follows:

(In thousands)
2019	$122,857
2020	362,340
2021	85,520
2022	39,525
2023	11,426
Over 5 Years	51,117
Total	$672,785

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB totaled $105.0 million with a weighted average interest rate of 3.20 percent and $108.0 million with a weighted average interest rate of 3.17 percent at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, advances totaling $105.0 million with a weighted average interest rate of 3.20 percent had fixed maturity dates. The fixed maturity date advances at December 31, 2018 totaled $108.0 million with a weighted average interest rate of 3.17 percent.  The advances were secured by blanket pledges of certain 1-4 family residential mortgages totaling $351.6 million, multifamily mortgages totaling $726.2 million and securities totaling $102.9 million at September 30, 2019, while at December 31, 2018, the fixed rate advances were secured by blanket pledges of certain 1-4 family residential mortgages totaling $496.1 million, multifamily mortgages totaling $1.0 billion and securities totaling $58.5 million.

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2021	$60,000
2022	20,000
2023	25,000
Total	$105,000

Short-term borrowings consisted of overnight borrowings with the FHLB of $52.0 million with a rate of 2.10 percent and a one-month FHLB advance of $15.0 million with a rate of 2.25 percent.  The one-month FHLB advance is part of an interest rate swap designated as a cash flow hedge.  The cash flow hedge has a term of four years.  There were no overnight borrowings with the FHLB as of December 31, 2018.  At September 30, 2019, unused short-term overnight borrowing commitments totaled $1.3 billion from FHLB, $22.0 million from correspondent banks and $1.5 billion at the Federal Reserve Bank of New York.

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

Peapack Private Wealth Management Division

Peapack-Gladstone Bank’s Private Wealth Management Division, including PGB Trust & Investments of Delaware, MCM, Quadrant, Lassus Wherley and Point View, includes investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Corporation’s reportable segments for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$28,836	$1,249	$30,085
Noninterest income	4,561	9,855	14,416
Total income	33,397	11,104	44,501

Provision for loan and lease losses	800	—	800
Compensation and benefits	11,776	5,700	17,476
Premises and equipment expense	3,294	555	3,849
FDIC expense	(277)	—	(277)
Other noninterest expense	2,985	2,226	5,211
Total noninterest expense	18,578	8,481	27,059
Income before income tax expense	14,819	2,623	17,442
Income tax expense	4,399	817	5,216
Net income	$10,420	$1,806	$12,226

	Three Months Ended September 30, 2018
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$27,032	$1,110	$28,142
Noninterest income	2,570	8,413	10,983
Total income	29,602	9,523	39,125

Provision for loan and lease losses	500	—	500
Compensation and benefits	11,257	4,768	16,025
Premises and equipment expense	2,967	432	3,399
FDIC Expense	593	—	593
Other noninterest expense	2,348	1,919	4,267
Total noninterest expense	17,665	7,119	24,784
Income before income tax expense	11,937	2,404	14,341
Income tax expense	3,002	615	3,617
Net income	$8,935	$1,789	$10,724

	Nine Months Ended September 30, 2019
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$85,336	$4,024	$89,360
Noninterest income	9,991	29,180	39,171
Total income	95,327	33,204	128,531

Provision for loan and lease losses	2,050	—	2,050
Compensation and benefits	36,458	15,717	52,175
Premises and equipment expense	9,265	1,572	10,837
FDIC expense	277	—	277
Other noninterest expense	8,296	6,562	14,858
Total noninterest expense	56,346	23,851	80,197
Income before income tax expense	38,981	9,353	48,334
Income tax expense	10,592	2,541	13,133
Net income	$28,389	$6,812	$35,201

Total assets at period end	$4,840,002	$85,407	$4,925,409

	Nine Months Ended September 30, 2018
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$81,833	$3,945	$85,778
Noninterest income	7,550	25,388	32,938
Total income	89,383	29,333	118,716

Provision for loan and lease losses	2,050	—	2,050
Compensation and benefits	33,520	12,910	46,430
Premises and equipment expense	8,788	1,287	10,075
FDIC Expense	1,798	—	1,798
Other noninterest expense	8,300	5,959	14,259
Total noninterest expense	54,456	20,156	74,612
Income before income tax expense	34,927	9,177	44,104
Income tax expense	8,444	2,219	10,663
Net income	$26,483	$6,958	$33,441

Total assets at period end	$4,367,950	$67,759	$4,435,709

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of September 30, 2019.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$35,047	$—	$35,047	$—
Mortgage-backed securities-residential	296,629	—	296,629	—
SBA pool securities	3,057	—	3,057	—
State and political subdivisions	12,196	—	12,196	—
Corporate bond	3,060	—	3,060	—
CRA investment fund	7,881	7,881	—	—
Loans held for sale, at fair value	1,756	—	1,756	—
Derivatives:
Cash flow hedges	56	—	56	—
Loan level swaps	43,023	—	43,023	—
Total	$402,705	$7,881	$394,824	$—

Liabilities:
Derivatives:
Cash flow hedges	$4,996	$—	$4,996	$—
Loan level swaps	43,023	—	43,023	—
Total	$48,019	$—	$48,019	$—

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$102,013	$—	$102,013	$—
Mortgage-backed securities-residential	251,362	—	251,362	—
SBA pool securities	3,839	—	3,839	—
State and political subdivisions	17,610	—	17,610	—
Corporate bond	3,112	—	3,112	—
CRA investment fund	4,719	4,719	—	—
Loans held for sale, at fair value	1,576	—	1,576	—
Derivatives:
Cash flow hedges	1,657	—	1,657	—
Loan level swaps	9,689	—	9,689	—
Total	$395,577	$4,719	$390,858	$—

Liabilities:
Derivatives:
Cash flow hedges	$849	$—	$849	$—
Loan level swaps	9,689	—	9,689	—
Total	$10,538	$—	$10,538	$—

The Company has elected the fair value option for certain loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2019 and December 31, 2018.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	September 30, 2019	December 31, 2018
Residential loans contractual balance	$1,730	$1,552
Fair value adjustment	26	24
Total fair value of residential loans held for sale	$1,756	$1,576

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2019.

The following table summarizes, for the periods indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$14,507	$—	$—	$14,507

There were no loans measured for impairment using the fair value of collateral as December 31, 2018.

The carrying amounts and estimated fair values of financial instruments at September 30, 2019 are as follows:

		Fair Value Measurements at September 30, 2019 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$227,113	$227,113	$—	$—	$227,113
Securities available for sale	349,989	—	349,989	—	349,989
CRA investment fund	7,881	7,881	—	—	7,881
FHLB and FRB stock	21,403	—	—	—	N/A
Loans held for sale, at fair value	1,756	—	1,756	—	1,756
Loans held for sale, at lower of cost or fair value	5,937	—	5,994	—	5,994
Loans, net of allowance for loan and lease losses	4,118,332	—	—	4,235,028	4,235,028
Accrued interest receivable	11,759	—	1,580	10,179	11,759
Cash flow hedges	56	—	56	—	56
Loan level swaps	43,023	—	43,023	—	43,023
Financial liabilities
Deposits	$4,061,356	$3,388,571	$677,069	$—	$4,065,640
Short-term borrowings	67,000	—	67,000	—	67,000
Federal home loan bank advances	105,000	—	108,600	—	108,600
Subordinated debt	83,361	—	—	83,568	83,568
Accrued interest payable	3,661	444	1,996	1,221	3,661
Cash flow hedges	4,996	—	4,996	—	4,996
Loan level swap	43,023	—	43,023	—	43,023

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 are as follows:

		Fair Value Measurements at December 31, 2018 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$160,773	$160,773	$—	$—	$160,773
Securities available for sale	377,936	—	377,936	—	377,936
CRA investment fund	4,719	4,719	—	—	4,719
FHLB and FRB stock	18,533	—	—	—	N/A
Loans held for sale, at fair value	1,576	—	1,576	—	1,576
Loans held for sale, at lower of cost or fair value	3,542	—	3,654	—	3,654
Loans, net of allowance for loan and lease losses	3,889,427	—	—	3,852,004	3,852,004
Accrued interest receivable	10,814	—	1,875	8,939	10,814
Cash flow Hedges	1,657	—	1,657	—	1,657
Loan level swaps	9,689	—	9,689	—	9,689
Financial liabilities
Deposits	$3,895,340	$3,249,274	$640,997	$—	$3,890,271
Federal home loan bank advances	108,000	—	108,950	—	108,950
Subordinated debt	83,193	—	—	82,207	82,207
Accrued interest payable	2,868	331	2,482	55	2,868
Cash flow hedges	849	—	849	—	849
Loan level swaps	9,689	—	9,689	—	9,689

8.  REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized as noninterest income.

The following table presents the sources of noninterest income for the periods indicated:

	For the Three Months Ended September 30,
(In thousands)	2019	2018
Service charges on deposits
Overdraft fees	$176	$179
Interchange income	323	305
Other	383	376
Wealth management fees (a)	9,501	8,200
Other (b)	4,033	1,923
Total noninterest other income	$14,416	$10,983

	For the Nine Months Ended September 30,
(In thousands)	2019	2018
Service charges on deposits
Overdraft fees	$500	$543
Interchange income	909	921
Other	1,186	1,100
Wealth management fees (a)	28,243	24,693
Other (a)	8,333	5,681
Total noninterest other income	$39,171	$32,938
(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2019			2018
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$176	$—	$176	$179	$—	$179
Interchange income	323	—	323	305	—	305
Other	383	—	383	376	—	376
Wealth management fees (a)	—	9,501	9,501	—	8,200	8,200
Other (b)	3,679	354	4,033	1,710	213	1,923
Total noninterest income	$4,561	$9,855	$14,416	$2,570	$8,413	$10,983

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2019			2018
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$500	$—	$500	$543	$—	$543
Interchange income	909	—	909	921	—	921
Other	1,186	—	1,186	1,100	—	1,100
Wealth management fees (a)	—	28,243	28,243	—	24,693	24,693
Other (a)	7,396	937	8,333	4,986	695	5,681
Total noninterest income	$9,991	$29,180	$39,171	$7,550	$25,388	$32,938
(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

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

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income by $37 thousand for both the third quarters of 2019 and 2018, respectively. Cardholder rewards reduced interchange income by $105 thousand and $100 thousand for the nine months ended September 30, 2019 and 2018, respectively.

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

Other:  All of the other income items are outside the scope of ASC 606.

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Professional and legal fees	1,228	1,195	3,320	3,487
Telephone	346	275	1,003	830
Advertising	337	248	1,105	973
Amortization of intangible assets	229	180	688	540
Provision for ORE	—	28	—	232
Other operating expenses	3,071	2,341	8,742	8,197
Total other operating expenses	$5,211	$4,267	$14,858	$14,259

10.  ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended September 30, 2019 and 2018:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2019	Reclassifications	Income/(Loss)	2019	2019
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$898	$583	—	$583	$1,481

Gain/(loss) on cash flow hedges	(2,502)	(752)	(56)	(808)	(3,310)

Accumulated other comprehensive loss, net of tax	$(1,604)	$(169)	$(56)	$(225)	$(1,829)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2018	Reclassifications	Income/(Loss)	2018	2018
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(4,839)	$(1,191)	$218	$(973)	$(5,812)

Gain/(loss) on cash flow hedges	2,085	534	(20)	514	2,599

Accumulated other comprehensive loss, net of tax	$(2,754)	$(657)	$198	$(459)	$(3,213)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
(In thousands)	2019	2018	Affected Line Item in Income Statement
Unrealized gains on securities available for sale:
Reclassification adjustment for amounts included in net income	$—	$288	Securities losses, net
Income tax expense	—	(70)	Income tax expense
Total reclassifications, net of tax	$—	$218
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(80)	$(31)	Interest expense
Income tax expense	24	11	Income tax expense
Total reclassifications, net of tax	$(56)	$(20)

The following is a summary of the accumulated other comprehensive (loss)/income balances, net of tax, for the nine months ended September 30, 2019 and 2018:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2019	Reclassifications	Income/(Loss)	2019	2019
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(3,006)	$4,487	$—	$4,487	$1,481

Gain/(loss) on cash flow hedges	661	(3,872)	(99)	(3,971)	(3,310)

Accumulated other comprehensive loss, net of tax	$(2,345)	$615	$(99)	$516	$(1,829)

				Amount	Other
				Reclassified	Comprehensive
		Cumulative	Other	From	Income/(Loss)
		Adjustment	Comprehensive	Accumulated	Nine Months
	Balance at	For Equity	Income/(Loss)	Other	Ended	Balance at
	January 1,	Security	Before	Comprehensive	September 30,	September 30,
(In thousands)	2018	(ASU 2016-1)	Reclassifications	Income/(Loss)	2018	2018
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(2,214)	$127	$(3,943)	$218	$(3,725)	$(5,812)

Gain/(loss) on cash flow hedges	1,002	—	1,661	(64)	1,597	2,599

Accumulated other comprehensive loss, net of tax	$(1,212)	$127	$(2,282)	$154	$(2,128)	$(3,213)

The following represents the reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
(In thousands)	2019	2018	Affected Line Item in Income
Unrealized gains on securities available for sale:
Reclassification adjustment for amounts included in net income	$—	$288	Securities losses, net
Income tax expense	—	(70)	Income tax expense
Total reclassifications, net of tax	$—	$218
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(142)	$(93)	Interest expense
Income tax expense	43	29	Income tax expense
Total reclassifications, net of tax	$(99)	$(64)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $245.0 million and $230.0 million as of September 30, 2019 and December 31, 2018, respectively, were designated as cash flow hedges of certain interest-bearing deposits and FHLB advances. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment.

This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of September 30, 2019, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of September 30, 2019 and December 31, 2018:

(Dollars in thousands)	September 30, 2019		December 31, 2018
Notional amount	$245,000		$230,000
Weighted average pay rate	2.00%		2.04%
Weighted average receive rate	2.25%		2.33%
Weighted average maturity	2.71	years	2.65	years
Unrealized (loss)/gain, net	$(4,940)		$808

Number of contracts	12		11

Net interest income recorded on these swap transactions totaled $289 thousand and $915 thousand for the three and nine months ended September 30, 2019, respectively, and is reported as a component of interest expense.  Net interest income recorded on these swap transactions totaled $124 thousand and $137 thousand for the three and nine months ended September 30, 2018, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net gain recorded in accumulated other comprehensive (loss)/income and the consolidated financial statements relating to the cash flow derivative instruments for the three and nine months ended September 30, 2019 and September 30, 2018:

	For the Three Months Ended September 30,
(In thousands)	2019	2018
Interest rate contracts
Amount of (loss)/gain recognized in OCI	$(808)	$514
Amount of gain reclassified from OCI to interest expense	56	20

	For the Nine Months Ended September 30,
(In thousands)	2019	2018
Interest rate contracts
Amount of (loss)/gain recognized in OCI (effective portion)	$(3,971)	$1,597
Amount of gain reclassified from OCI to interest expense	99	64

During the first quarter of 2018, the Company recognized an unrealized after-tax gain of $220 thousand in accumulated other comprehensive income/(loss) related to the termination of two interest rate swaps designated as cash flow hedges.  The gain is being amortized into earnings over the remaining life of the terminated swaps.  During the second quarter of 2019, the Company recognized an unrealized after-tax gain of $189 thousand in accumulated other comprehensive income/(loss) related to the termination of four interest rate swaps designated as cash flow hedges.  These gains are being amortized into earnings over the remaining life of the terminated swaps.  The Company recognized pre-tax interest income of $81 thousand and $142 thousand for the three and nine months ended September 30, 2019 related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

	September 30, 2019
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$245,000	$(4,940)
Total included in other assets	55,000	56
Total included in other liabilities	190,000	(4,996)

	December 31, 2018
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$808
Total included in other assets	130,000	1,657
Total included in other liabilities	100,000	(849)

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

Information about these swaps is as follows:

(Dollars in thousands)	September 30, 2019		December 31, 2018
Notional amount	$668,849		$558,690
Fair value	$43,023		$9,689
Weighted average pay rates	4.23%		4.44%
Weighted average receive rates	3.80%		4.24%
Weighted average maturity	7.3	years	7.1	years

Number of contracts	80		67

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

The Company maintains certain property and equipment under direct financing and operating leases. Upon adoption of the new lease guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $7.9 million and $8.2 million, respectively, on the consolidated statement of condition. As of September 30, 2019, the Company's operating lease ROU asset and operating lease liability totaled $10.3 million and $10.6 million, respectively. A weighted average discount rate of 3.36% was used in the measurement of the ROU asset and lease liability as of September 30, 2019.

The Company's leases have remaining lease terms between three months to 18 years, with a weighted average lease term of 5.92 years at September 30, 2019. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $756 thousand and $2.1 million for the three and nine months ended September 30, 2019, respectively.  The variable lease costs were $83 thousand and $238 thousand for the three and nine months ended September 30, 2019, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of September 30, 2019:

(In thousands)
2019	$2,796
2020	2,424
2021	1,613
2022	1,362
2023	919
Thereafter	1,915
Total lease payments	11,029
Less: imputed interest	410
Total present value of lease payments	$10,619

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the nine months ended September 30, 2019:

(In thousands)
Right-of-use asset obtained in exchange for lease obligation
Operating cash flows from operating leases	$1,844
Operating cash flows from direct finance leases	$290
Financing cash flows from direct finance leases	$561

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

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.  The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years.  The impact to the Company’s ALL has not yet been calculated. The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio.  The Company has formed a CECL committee comprised of finance, accounting, and credit members. The Company has evaluated and selected a third-party firm to assist in the development of a CECL program, selected portfolio segmentations, loss methodologies and the probability of default/loss given default model to assist in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company continues to work towards implementing the accounting, reporting and governance processes required under the new standard and expect to complete the model implementation and validation by the end of the fourth quarter of 2019. The Company expects to recognize a one-time cumulative-effect adjustment to our allowance for loan and lease losses through retained earnings as of the beginning of the first reporting period in which the new standard is effective. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our consolidated financial condition or results of operations.

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

15. ACQUISITIONS

Effective September 1, 2019, the Company closed the previously announced acquisition of Point View.  The acquisition is consistent with the Company’s strategy to grow its wealth management business both organically and through strategic acquisitions.  The purchase price included equity of $5.6 million as well as cash.  The Company is still in the process of evaluating the final purchase accounting allocation.  Any adjustment resulting from the evaluation is not expected to be material.  In accordance with FASB ASC 805-10 (Subtopic 25-15), the Company has up to one year from date of acquisition to complete this assessment.  This acquisition contributed to the increase in the Company’s goodwill during the quarter ended September 30, 2019.

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

•	the impact of anticipated higher operating expenses in 2019 and beyond;
•	our inability to successfully integrate wealth management firm acquisitions;
•	our inability to manage our growth;
•	our inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	competitive pricing pressure including deposit, loan, and trading commission rates;
•	declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•	declines in values in our investment portfolio;
•	higher than expected increases in our allowance for loan and lease losses;
•	higher than expected increases in the level of nonperforming loans;
•	changes in interest rates;
•	decline in real estate values within our market areas;
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

The Company accounts for its debt securities in accordance with “Accounting Standards Codification (“ASC”) 320, “Investments  - Debt Securities” and its equity security in accordance with ASC 321, “Investments – Equity Securities”. All securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax, with the exception of the Company’s investment in a CRA investment fund which is classified as an equity security.  In accordance with ASU 2016-01, “Financial Instruments” unrealized holding gains and losses are marked to market through the income statement.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  No impairment charges were recognized for the nine months ended September 30, 2019 and 2018.

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2019 (1)	2018	2019 vs 2018
Results of Operations:
Net interest income	$30,085	$28,142	$1,943
Provision for loan and lease losses	800	500	300
Net interest income after provision for loan and lease losses	29,285	27,642	1,643
Wealth management fee income	9,501	8,200	1,301
Other income	4,915	2,783	2,132
Operating expense	26,259	24,284	1,975
Income before income tax expense	17,442	14,341	3,101
Income tax expense	5,216	3,617	1,599
Net income	$12,226	$10,724	$1,502

Total revenue (Net interest income plus wealth management fee income and other income)	$44,501	$39,125	$5,376

Diluted average shares outstanding	19,484,905	19,240,098	244,807

Diluted earnings per share	$0.63	$0.56	$0.07

Effective tax rate	29.90%	25.22%	4.68%
Return on average assets annualized (ROAA)	1.00	0.99	0.01
Return on average equity annualized (ROAE)	9.87	9.68	0.19

(1)

The September 2019 quarter included a full quarter of wealth management fee income and expense related to Lassus Wherley, which was acquired effective September 1, 2018, and includes one month of wealth management fee income and expense related to Point View Wealth Management, which was acquired effective September 1, 2019.

The following table presents certain key aspects of our performance for the nine months ended September 30, 2019 and 2018.

	For the Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2019 (1)	2018	2019 vs 2018
Results of Operations:
Net interest income	$89,360	$85,778	$3,582
Provision for loan and lease losses	2,050	2,050	-
Net interest income after provision for loan and lease losses	87,310	83,728	3,582
Wealth management fee income	28,243	24,693	3,550
Other income	10,928	8,245	2,683
Operating expense	78,147	72,562	5,585
Income before income tax expense	48,334	44,104	4,230
Income tax expense	13,133	10,663	2,470
Net income	$35,201	$33,441	$1,760

Total revenue (Net interest income plus wealth management fee income and other income)	$128,531	$118,716	$9,815

Diluted average shares outstanding	19,496,721	19,066,986	429,735

Diluted earnings per share	$1.81	$1.75	$0.06

Effective tax rate	27.17%	24.18%	2.99%
Return on average assets annualized (ROAA)	0.99	1.04	(0.05)
Return on average equity annualized (ROAE)	9.67	10.43	(0.76)

(1)

The nine months ended September 30, 2019 included a full nine months of wealth management fee income and expense related to Lassus Wherley, which was acquired effective September 1, 2018, and includes one month of wealth management fee income and expense related to Point View Wealth Management, which was acquired effective September 1, 2019

	September 30,	December 31,	Change
	2019	2018	2019 vs 2018
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	14.31%	15.03%	(0.72)%
Tier I leverage ratio	9.43	9.82	(0.39)
Loans to deposits	102.43	100.84	1.59
Allowance for loan and lease losses to total loans	1.00	0.98	0.02
Allowance for loan and lease losses to nonperforming loans	141.51	149.73	(8.22)
Nonperforming loans to total loans	0.71	0.65	0.06

For the quarter ended September 30, 2019, the Company recorded revenue of $44.51 million, pretax income of $17.45 million, net income of $12.23 million and diluted earnings per share of $0.63, compared to $39.12 million, $14.34 million, $10.72 million and $0.56 for the same three-month period last year. The 2019 quarter included increased net interest income and non-interest income, partially offset by an increased provision for loan and lease losses (due to loan growth) and increased operating expenses. In comparing the third quarter of 2019 to the third quarter of 2018, revenue increased 14% and pretax income increased 22%, reflecting favorable operating leverage during the period. For the same periods net income increased 14% and EPS increased 13%.  The lower growth in net income relative to pre-tax income was due to a higher effective tax rate in 2019, caused by changes in NJ State tax law.

For the nine months ended September 30, 2019, the Company recorded total revenue of $128.53 million, pretax income of $48.33 million, net income of $35.20 million and diluted earnings per share of $1.81, compared to $118.71 million, $44.10 million, $33.44 million and $1.75, respectively, for the nine months ended September 30, 2018, reflecting increases of 8% in revenue and 10% in pretax income, reflecting favorable operating leverage. Net income and EPS only increased 5% and 3%, respectively, (lower than the growth in pretax income) due to the increase in the effective tax rate in 2019. The effective tax rate was 27.17%

for nine months of 2019 compared to 24.17% for the nine months of 2018; the increase was caused by changes in NJ State tax law.

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

The following tables summarize the Company’s net interest income and margin for the periods indicated:

	Three Months Ended		Three Months Ended
	September 30, 2019		September 30, 2018
(Dollars in thousands)	NII	NIM	NII	NIM
NII/NIM excluding the below	$29,896	2.67%	$27,804	2.66%
Prepayment premiums received on loan paydowns	236	0.02%	338	0.03%
Effect of maintaining excess interest earning cash during 2019	(47)	-0.09%	0	0.00%
NII/NIM as reported	$30,085	2.60%	$28,142	2.69%

	Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018
	NII	NIM	NII	NIM
NII/NIM excluding the below	$88,762	2.70%	$83,949	2.70%
Prepayment premiums received on loan paydowns	914	0.03%	1,508	0.04%
Effect of maintaining excess interest earning cash during 2019	(316)	-0.08%	0	0.00%
Material fees recognized on full paydowns of C&I loans	0	0.00%	321	0.01%
NII/NIM as reported	$89,360	2.65%	$85,778	2.75%

Net interest income, on a fully tax-equivalent basis, increased $2.2 million, or 8 percent, for the third quarter of 2019 to $30.8 million from net interest income of $28.5 million for the same quarter in 2018.  The net interest margin was 2.60 percent and 2.69 percent for the three months ended September 30, 2019 and 2018, respectively, a decrease of 9 basis points.  Net interest income, on a fully tax-equivalent basis, increased $4.4 million, or 5 percent, for the first nine months ended September 30, 2019 to $91.3 million from net interest income of $86.9 million for the same period in 2018.  The net interest margin was 2.65 percent and 2.75 percent for the nine months ended September 30, 2019 and 2018, respectively, a decrease of 10 basis points.  The growth in net interest income for both the three and nine months ended September 30, 2019 was due to increases in the average balance and yield on the Company’s interest-earning assets, especially the average balance of C&I loans, which typically have higher yields.  The increase in interest income was partially offset by increases in interest-bearing liabilities and the Company’s cost of funds for those same periods.  The Company continues to be impacted by competitive pressures in attracting new loans and deposits, as well as retaining deposits.

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	September 30,	September 30,
(In thousands)	2019	2018
Residential mortgage loans originated for portfolio	$19,073	$14,412
Residential mortgage loans originated for sale	15,846	6,717
Total residential mortgage loans	34,919	21,129

Commercial real estate loans	43,414	23,950
Multifamily properties	77,138	12,328
C&I loans (A) (B)	228,903	133,973
Small business administration	3,510	4,800
Wealth Lines of Credit (A)	6,980	6,100
Total commercial loans	359,945	181,151

Installment loans	362	1,634
Home equity lines of credit (A)	5,631	10,273
Total loans closed	$400,857	$214,187

(A)	Includes loans and lines of credit that closed in the period but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

	For the Nine Months Ended
	September 30,	September 30,
(In thousands)	2019	2018
Residential mortgage loans originated for portfolio	$51,910	$48,271
Residential mortgage loans originated for sale	28,721	20,877
Total residential mortgage loans	80,631	69,148

Commercial real estate loans	98,643	79,115
Multifamily properties	156,864	38,071
C&I loans (A) (B)	513,975	390,203
Small business administration	16,300	19,810
Wealth Lines of Credit (A)	21,085	36,898
Total commercial loans	806,867	564,097

Installment loans	2,417	4,020
Home equity lines of credit (A)	10,864	17,861
Total loans closed	$900,779	$655,126

(A)	Includes loans and lines of credit that closed in the period but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

The Company has managed its balance sheet such that multifamily and 1-4 family residential loans declined as a percentage of the overall loan portfolio and C&I loans became a larger percentage of the overall loan portfolio.

At September 30, 2019, December 31, 2018 and September 30, 2018, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance.

The following table presents such concentration levels at the following periods:

	September 30,	December 31,	September 30,
	2019	2018	2018
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	208%	209%	245%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	182	185	171

Total CRE concentration	390%	394%	416%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following tables reflect the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	September 30, 2019			September 30, 2018
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$393,386	$2,477	2.52%	$367,955	$2,385	2.59%
Tax-exempt (1) (2)	13,497	165	4.89	19,201	179	3.73
Loans (2) (3):
Residential mortgages	567,097	4,811	3.39	563,066	4,671	3.32
Commercial mortgages	1,856,216	17,870	3.85	1,960,801	18,488	3.77
Commercial	1,530,131	18,605	4.86	1,109,492	13,055	4.71
Commercial construction	2,619	51	7.79	—	—	—
Installment	53,891	560	4.16	72,246	674	3.73
Home equity	58,573	736	5.03	58,082	682	4.70
Other	396	11	11.11	439	11	10.02
Total loans	4,068,923	42,644	4.19	3,764,126	37,581	3.99
Federal funds sold	101	—	0.25	101	—	0.25
Interest-earning deposits	256,865	1,362	2.12	95,014	418	1.76
Total interest-earning assets	4,732,772	46,648	3.94%	4,246,397	40,563	3.82%
Noninterest-earning assets:
Cash and due from banks	5,628			5,141
Allowance for loan and lease losses	(40,806)			(38,473)
Premises and equipment	21,121			28,216
Other assets	151,265			103,422
Total noninterest-earning assets	137,208			98,306
Total assets	$4,869,980			$4,344,703
LIABILITIES:
Interest-bearing deposits:
Checking	$1,410,837	$4,467	1.27%	$1,148,921	$2,644	0.92%
Money markets	1,184,589	4,227	1.43	1,065,338	3,261	1.22
Savings	113,961	16	0.06	118,996	17	0.06
Certificates of deposit - retail	649,393	3,781	2.33	538,985	2,545	1.89
Subtotal interest-bearing deposits	3,358,780	12,491	1.49	2,872,240	8,467	1.18
Interest-bearing demand - brokered	180,000	901	2.00	180,000	796	1.77
Certificates of deposit - brokered	33,688	267	3.17	61,192	394	2.58
Total interest-bearing deposits	3,572,468	13,659	1.53	3,113,432	9,657	1.24
FHLB advances and borrowings	114,584	886	3.09	167,153	1,038	2.48
Finance lease liabilities	7,866	94	4.78	8,614	103	4.78
Subordinated debt	83,329	1,224	5.88	83,115	1,223	5.89
Total interest-bearing liabilities	3,778,247	15,863	1.68%	3,372,314	12,021	1.43%
Noninterest-bearing liabilities:
Demand deposits	512,497			495,163
Accrued expenses and other liabilities	83,554			33,943
Total noninterest-bearing liabilities	596,051			529,106
Shareholders’ equity	495,682			443,283
Total liabilities and shareholders’ equity	$4,869,980			$4,344,703
Net interest income (tax-equivalent basis)		30,785			28,542
Net interest spread			2.26%			2.39%
Net interest margin (4)			2.60%			2.69%
Tax equivalent adjustment		(700)			(400)
Net interest income		$30,085			$28,142

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Nine Months Ended

	September 30, 2019			September 30, 2018
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$391,032	$7,800	2.66%	$356,453	$6,382	2.39%
Tax-exempt (1) (2)	15,904	581	4.87	21,365	558	3.48
Loans (2) (3):
Residential mortgages	568,902	14,541	3.41	566,600	14,110	3.32
Commercial mortgages	1,822,341	53,472	3.91	1,986,497	55,868	3.75
Commercial	1,442,827	52,659	4.87	1,042,609	35,938	4.60
Commercial construction	883	51	7.70	—	—	—
Installment	54,552	1,722	4.21	75,279	1,979	3.51
Home equity	60,695	2,319	5.09	61,964	2,028	4.36
Other	394	32	10.83	448	34	10.12
Total loans	3,950,594	124,796	4.21	3,733,397	109,957	3.93
Federal funds sold	101	—	0.25	101	—	0.25
Interest-earning deposits	245,153	3,897	2.12	96,402	1,170	1.62
Total interest-earning assets	4,602,784	137,074	3.97%	4,207,718	118,067	3.74%
Noninterest-earning assets:
Cash and due from banks	5,436			4,831
Allowance for loan and lease losses	(39,638)			(37,947)
Premises and equipment	21,253			28,722
Other assets	133,830			100,867
Total noninterest-earning assets	120,881			96,473
Total assets	$4,723,665			$4,304,191
LIABILITIES:
Interest-bearing deposits:
Checking	$1,321,248	$12,299	1.24%	$1,121,748	$6,369	0.76%
Money markets	1,196,778	12,978	1.45	1,033,313	7,639	0.99
Savings	113,552	48	0.06	121,176	49	0.05
Certificates of deposit - retail	622,509	10,476	2.24	550,101	7,024	1.70
Subtotal interest-bearing deposits	3,254,087	35,801	1.47	2,826,338	21,081	0.99
Interest-bearing demand - brokered	180,000	2,476	1.83	180,000	2,280	1.69
Certificates of deposit - brokered	45,412	958	2.81	65,677	1,222	2.48
Total interest-bearing deposits	3,479,499	39,235	1.50	3,072,015	24,583	1.07
FHLB advances and borrowings	108,526	2,558	3.14	158,612	2,563	2.15
Finance lease liabilities	8,052	290	4.80	8,789	316	4.79
Subordinated debt	83,272	3,671	5.88	83,086	3,665	5.88
Total interest-bearing liabilities	3,679,349	45,754	1.66%	3,322,502	31,127	1.25%
Noninterest-bearing liabilities:
Demand deposits	494,023			523,620
Accrued expenses and other liabilities	64,806			30,533
Total noninterest-bearing liabilities	558,829			554,153
Shareholders’ equity	485,487			427,536
Total liabilities and shareholders’ equity	$4,723,665			$4,304,191
Net interest income (tax-equivalent basis)		91,320			86,940
Net interest spread			2.31%			2.49%
Net interest margin (4)			2.65%			2.75%
Tax equivalent adjustment		(1,960)			(1,162)
Net interest income		$89,360			$85,778

(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended September 30, 2019
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$44	$34	$78
Loans	3,934	1,129	5,063
Interest-earning deposits	842	102	944
Total interest income	$4,820	$1,265	$6,085
LIABILITIES:
Interest-bearing checking	$749	$1,074	$1,823
Money market	458	508	966
Savings	(1)	—	(1)
Certificates of deposit - retail	585	651	1,236
Certificates of deposit - brokered	(204)	77	(127)
Interest bearing demand brokered	1	104	105
Borrowed funds	(196)	44	(152)
Capital lease obligation	(9)	—	(9)
Subordinated debt	3	(2)	1
Total interest expense	$1,386	$2,456	$3,842
Net interest income	$3,434	$(1,191)	$2,243

	For the Nine Months Ended September 30, 2019
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$372	$1,069	$1,441
Loans	8,998	5,841	14,839
Interest-earning deposits	2,272	455	2,727
Total interest income	$11,642	$7,365	$19,007
LIABILITIES:
Interest-bearing checking	$1,587	$4,343	$5,930
Money market	1,898	3,441	5,339
Savings	(11)	10	(1)
Certificates of deposit - retail	1,011	2,441	3,452
Certificates of deposit - brokered	(412)	148	(264)
Interest bearing demand brokered	—	196	196
Borrowed funds	(341)	336	(5)
Capital lease obligation	(25)	(1)	(26)
Subordinated debt	6	—	6
Total interest expense	$3,713	$10,914	$14,627
Net interest income	$7,929	$(3,549)	$4,380

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $46.6 million for the third quarter of 2019 compared to $40.6 million for the same quarter of 2018, reflecting an increase of $6.1 million, or 15 percent.  Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $137.1 million for the nine months ended September 30, 2019 compared to $118.1 million for the same quarter of 2018, reflecting an increase of $19.0 million, or 16 percent.  Average interest-earning assets totaled $4.73 billion for the third quarter of 2019, an increase of $486.4 million, or 11 percent, from the same period of 2018. The average balance of the C&I loan portfolio increased $420.6 million, or 38 percent, from the third quarter of 2018, to $1.53 billion for the same quarter of 2019. Average interest-earning assets totaled $4.60 billion for the nine months ended September 30, 2019, an increase of $395.1 million, or 9 percent, from the same period of 2018. The average balance of the C&I loan portfolio increased $400.2 million, or 38 percent, to $1.44 billion for the nine months ended September 30, 2019 as compared to $1.04 billion the same period in 2018.  The increase in this portfolio for both the three and nine months ended September 30, 2019 was attributed to: the addition of seasoned bankers including a new EVP, Head of Commercial Banking, and an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton, New Jersey private banking offices.  These increases were partially offset by decreases in the average balance of the commercial mortgage portfolio (which includes multifamily mortgage loans) of $104.6 million, or 5 percent, and $164.2 million, or 8 percent to $1.86 billion and $1.82 billion for the three and nine months ended September 30, 2019, respectively, when compared to the same periods in 2018. The Company continued to manage its balance sheet such that lower yielding, primarily fixed rate multifamily loans declined as a percentage of the overall loan portfolio and higher yielding, primarily floating rate or short duration C&I loans became a larger percentage of the overall loan portfolio. The average balance of investment securities totaled $406.9 million for the third quarter of 2019 compared to $387.2 million for the same quarter of 2018 reflecting an increase of $19.7 million, or 5 percent.  The average balance of investment securities totaled $406.9 million for the nine months ended September 30, 2019 as compared to $377.8 million for the same period of 2018 reflecting an increase of $29.1 million, or 8 percent.  Interest-earning deposits totaled $256.9 million for the three months ended September 30, 2019 when compared to $95.0 million for the same period in 2018 reflecting an increase of $161.9 million or 170 percent.  Interest-earning deposits increased to $245.2 million for the nine months ended September 30, 2019 when compared to $96.4 million for the same period in 2018 reflecting an increase of $148.8 million or 154 percent.  The increase for the three and nine months ended September 30, 2019 was primarily due to the maintenance of greater liquidity balances held to fund future loan volume.

For the quarters ended September 30, 2019 and 2018, the average yields earned on interest-earning assets were 3.94 percent and 3.82 percent, respectively, an increase of 12 basis points.  The nine months ended September 30, 2019 had an increase of 23 basis points on the average yields earned on interest-earning assets to 3.97 percent from 3.74 percent when compared to the same period of 2018.  The increase in average rates on loans for both periods was due to an increase in market rates and a shift from lower yielding commercial mortgages into higher yielding commercial loans (C&I and equipment financings) and a sale of $131.3 million of multifamily mortgage loans during the fourth quarter of 2018.

For the third quarter of 2019, the average balance of interest-bearing deposits was $3.57 billion, an increase of $459.0 million, or 15 percent, from the average balance for the same period of 2018. Interest-bearing deposits totaled $3.48 billion for the nine months ended September 30, 2019, which is an increase of $407.5 million or 13 percent, from the same 2018 period.  The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) has come from: an increase in retail deposits from our branch network; a focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.  The growth is partially offset by a decline of $29.6 million of listing service deposits as the Company has chosen not to participate in such programs for the foreseeable future, so maturing listing service deposits are not replaced with new listing service deposits.

Average rates paid on total interest-bearing deposits were 1.53 percent and 1.24 percent for the third quarters of 2019 and 2018, respectively, an increase of 29 basis points.  Average rates paid on total interest-bearing deposits were 1.50 percent and 1.07 percent for the nine months ended September 30, 2019 and 2018, respectively, an increase of 43 basis points.  The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit and money market accounts and competitive pressures in attracting new deposits.

For the third quarter of 2019, the average balance of borrowings was $114.6 million, a decrease of $52.6 million when compared to the same period in 2018.  For the nine months ended September 30, 2019, the average balance of borrowings was $108.5 million, a decrease of $50.1 million when compared to the same period in 2018.  The decline in borrowings was due to a decrease in overnight borrowings as deposit gathering outpaced loan funding during the first half of 2019.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $470.9 million and $447.0 million for the three and nine months ended September 30, 2019 compared to $413.2 million and $387.1 million for the three and nine months ended September 30, 2018.

The average balance of brokered interest-bearing demand deposits was $180.0 million for the three and nine months ended September 30, 2019 and 2018, respectively, and are matched to the Company’s existing $180.0 million of interest rate swaps, transacted previously as part of the Company’s interest rate risk management program.

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

At September 30, 2019, the Company had investment securities available for sale with a fair value of $350.0 million compared with $377.9 million at December 31, 2018.  A net unrealized gain (net of income tax) of $1.5 million and a net unrealized loss (net of income tax) of $3.0 million were included in shareholders’ equity at September 30, 2019 and December 31, 2018, respectively.

The Company has one equity security (a CRA investment security) with a fair value of $7.9 million at September 30, 2019 compared with $4.7 million at December 31, 2018, which, under Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments”, requires a quarterly mark to market through the income statement effective January 1, 2018.  As a result, the Company recorded a $162 thousand unrealized gain on the Consolidated Statements of Income for the nine months ended September 30, 2019 as compared to an unrealized loss of $151 thousand for the nine months ended September 30, 2018.

The carrying value of investment securities available for sale as of September 30, 2019 and December 31, 2018 are shown below:

	September 30,	December 31,
(In thousands)	2019	2018
U.S. treasury and U.S. government-sponsored agencies	$35,047	$102,013
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	296,629	251,362
SBA pool securities	3,057	3,839
State and political subdivisions	12,196	17,610
Corporate bond	3,060	3,112
Total	$349,989	$377,936

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of September 30, 2019:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-sponsored agencies	$—	$9,981	$25,066	$—	$35,047
	—	1.86%	3.02%	—	2.69%
Mortgage-backed securities-residential (1)	$974	$2,226	$21,022	$272,407	$296,629
	5.02%	1.59%	2.32%	2.48%	2.47%
SBA pool securities	$—	$—	$608	$2,449	$3,057
	—	—	2.40%	2.44%	2.43%
State and political subdivisions (2)	$1,581	$7,336	$2,313	$966	$12,196
	2.57%	2.65%	3.12%	2.37%	2.71%
Corporate bond	$—	$—	$3,060	$—	$3,060
	—	—	5.25%	—	5.25%
Total	$2,555	$19,543	$52,069	$275,822	$349,989
	3.50%	2.13%	2.87%	2.48%	2.52%
(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies.  The combined average balance of these investments during the nine months ended September 30, 2019 was $245.3 million compared to $103.2 million for the year ended December 31, 2018. The increase represented excess cash as deposit growth and cash from maturing securities exceeded loan growth.

OTHER INCOME:  The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended September 30,		Change
(In thousands)	2019	2018	2019 vs 2018
Service charges and fees	$882	$860	$22
Bank owned life insurance	332	349	(17)
Gain on sale of loans (mortgage banking)	198	87	111
Loss on loans held for sale at lower of cost or fair value	(6)	—	(6)
Fee income related to loan level, back-to-back swaps	2,349	854	1,495
Gain on sale of SBA loans	224	514	(290)
Other income	902	444	458
Securities gains/(losses)	34	(325)	359
Total other income	$4,915	$2,783	$2,132

	For the Nine Months Ended September 30,		Change
(In thousands)	2019	2018	2019 vs 2018
Service charges and fees	$2,595	$2,564	$31
Bank owned life insurance	996	1,030	(34)
Gain on sale of loans (mortgage banking)	377	260	117
Loss on loans held for sale at lower of cost or fair value	(6)	—	(6)
Fee income related to loan level, back-to-back swaps	3,340	2,006	1,334
Gain on sale of SBA loans	1,216	1,359	(143)
Other income	2,248	1,465	783
Securities gains/(losses)	162	(439)	601
Total other income	$10,928	$8,245	$2,683

For the quarter ended September 30, 2019, income from the sale of newly originated residential mortgage loans was $198 thousand compared to $87 thousand for the same period in 2018.  For the nine months ended September 30, 2019 and 2018, income from the sale of newly originated residential mortgage loans was $377 thousand and $260 thousand, respectively.  Such income is a result of the volume of residential mortgage loans originated for sale in the respective periods.

The third quarter of 2019 included $2.3 million of loan level, back-to-back swap income compared to $854 thousand in the same quarter of 2018.  The nine months ended September 30, 2019 included $3.3 million of loan level, back-to-back swap income compared to $2.0 million for the same period of 2018.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income.

The third quarter of 2019 included $224 thousand of income, on sales of $2.2 million, related to the Company’s SBA lending and sale program compared to $514 thousand of income, on sales of $5.9 million, for the same quarter in 2018. The nine months ended September 30, 2019 included $1.2 million of income, on sales of $12.1 million, related to the Company’s SBA lending and sale program compared to $1.4 million of income, on sales of $14.4 million, for the same period in 2018.

Income from the back-to-back swap and SBA programs are dependent on volume, and thus are not linear from quarter to quarter, as some quarters will be higher than others.

The Company recorded a $34 thousand and $162 thousand mark to market gain on its equity security investment for the three and nine months ended September 30, 2019, respectively, compared to a $325 thousand and $439 thousand mark to market loss on its equity security investment for the three and nine months ended September 30, 2018, respectively, as a result of the adoption of Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments” on January 1, 2018.

Other income was $902 thousand for the quarter ended September 30, 2019 compared to $444 thousand for the same quarter in 2018.  The nine months ended September 30, 2019 included $2.2 million in other income compared to $1.5 million for the same period of 2018.  The increase in other income was primarily due to increased commercial lending fees, particularly unused and credit fees, as well as income related to our corporate advisory program for both the three and nine months ended September 30, 2019.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended September 30,		Change
(In thousands)	2019	2018	2019 vs 2018
Compensation and employee benefits	$17,476	$16,025	$1,451
Premises and equipment	3,849	3,399	450
FDIC assessment	(277)	593	(870)
Other Operating Expenses:
Professional and legal fees	1,228	1,195	33
Telephone	346	275	71
Advertising	337	248	89
Amortization of intangible assets	229	180	49
OREO	—	28	(28)
Other	3,071	2,341	730
Total operating expenses	$26,259	$24,284	$1,975

	For the Nine Months Ended September 30,		Change
(In thousands)	2019	2018	2019 vs 2018
Compensation and employee benefits	$52,175	$46,430	$5,745
Premises and equipment	10,837	10,075	762
FDIC assessment	277	1,798	(1,521)
Other Operating Expenses:
Professional and legal fees	3,320	3,487	(167)
Telephone	1,003	830	173
Advertising	1,105	973	132
Amortization of intangible assets	688	540	148
OREO	—	232	(232)
Other	8,742	8,197	545
Total operating expenses	$78,147	$72,562	$5,585

Increased operating expenses in the three-month and nine-month periods ended September 30, 2019 were principally attributable to: an increase in compensation and employee benefits of $1.5 million to $17.5 million for the third quarter of 2019 and $5.7 million to $52.2 million for the nine months ended September 30, 2019, which includes expense related to the Lassus Wherley acquisition completed on September 1, 2018; Point View acquisition completed on September 1, 2019; ongoing operating expenses including amortization of intangibles; hiring in line with the Company’s strategic plan; and normal salary increases.  These increases were partially offset by a decrease in FDIC expense, provision for OREO, and, for the nine month periods, professional and legal fees. The decrease in FDIC expense was due to the FDIC providing for a small bank assessment credit as the FDIC has met its reserve ratio.

PEAPACK PRIVATE WEALTH MANAGEMENT DIVISION:  This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.  Officers from the Peapack Private Wealth Management Division are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, at private banking locations in Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware in Greenville, Delaware, MCM, in Gladstone, New Jersey, Quadrant, in Fairfield, New Jersey, Lassus Wherley in New Providence, New Jersey and Bonita Springs, Florida and Point View, in Summit, New Jersey.

The market value of the assets under management and/or administration (“AUM”) of the Peapack Private Wealth Management Division was $7.0 billion at September 30, 2019, reflecting an increase of 21 percent from $5.8 billion at December 31, 2018.  The increase in AUM was due to the acquisition of one registered investment advisory firm (“RIA”) and net organic growth. Effective September 1, 2019, the Bank acquired Point View, an RIA, based in Summit, NJ, which contributed approximately $350 million of AUM at the time of acquisition.  Net organic growth and equity market appreciation, contributed an additional $859 million in AUM.

In the September 2019 quarter, the Peapack Private Wealth Management Division generated $9.5 million in fee income compared to $8.2 million for the September 2018 quarter, reflecting a 16 percent increase.  For the nine months ended September 30, 2019, the Peapack Private Wealth Management Division generated $28.2 million in fee income compared to $24.7 million for the same period in 2018, reflecting a 14 percent increase.  The growth in fee income was due to the acquisition noted above, as well as continued new business, partially offset by normal levels of disbursements and outflows.  The three and nine months ended September 30, 2019 also includes a full quarter and nine months of fee income from Lassus Wherley, which was acquired effective September 1, 2018.

Operating expenses relative to the Peapack Private Wealth Management Division reflected increases due to the Point View acquisition, overall growth in the business, new hires and select third party expenditures. The three months and nine months ended September 30, 2019 also includes a full quarter and nine months of expense from Lassus Wherley, which was acquired effective September 1, 2018. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.  Generally, revenue and profitability related to the new personnel will lag expenses by several quarters.

The Peapack Private Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the Division and Management believes it will continue to do so as the Company grows organically and/or by acquisition.  Management believes that the Bank generates adequate liquidity to support the expenses of the Peapack Private Wealth Management Division should it be necessary.

NONPERFORMING ASSETS:  OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated:

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2019	2019	2019	2018	2018
Loans past due over 90 days and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	29,383	31,150	24,892	25,715	10,722
Other real estate owned	336	—	—	—	96
Total nonperforming assets	$29,719	$31,150	$24,892	$25,715	$10,818

Performing TDRs	$2,527	$3,772	$4,274	$4,303	$19,334

Loans past due 30 through 89 days and still accruing (1)	$6,333	$432	$2,492	$3,484	$2,528

Classified loans	$53,882	$56,135	$51,306	$58,265	$51,783

Impaired loans	$36,627	$34,941	$29,185	$31,300	$31,345

Nonperforming loans as a % of total loans (2)	0.71%	0.77%	0.64%	0.65%	0.28%
Nonperforming assets as a % of total assets (2)	0.60%	0.64%	0.53%	0.56%	0.24%
Nonperforming assets as a % of total loans plus other real estate owned (2)	0.71%	0.77%	0.64%	0.65%	0.28%

(1)

The $6.3 million at September 30, 2019 include one $4.3 million commercial real estate loan that was in process of a rate modification (not a TDR modification).  The loan was brought fully current in early October 2019.

(2)	Nonperforming loans/assets do not include performing TDRs.

PROVISION FOR LOAN AND LEASE LOSSES:  The provision for loan and lease losses was $800 thousand and $500 thousand for the third quarters of 2019 and 2018, respectively.  The provision for loan losses was $2.1 million for both the nine months ended September 30, 2019 and 2018.  The increase in the provision for loan and lease losses in the 2019 quarter was primarily due to the higher level of loan growth and $1.5 million of specific reserves allocated to two nonperforming loans, offset by a $1.0 million recovery resulting from the payoff of a nonperforming loan.  The loan portfolio grew by $135.0 million during the third quarter of 2019 as compared to $76.0 million for the third quarter of 2018.  The amount of the loan loss provision and the level of the allowance for loan and lease losses are based upon several factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers, type of and amount of loan growth, asset quality metrics, net charge-off activity, as well as prevailing economic conditions. Commercial credits generally carry a higher risk profile compared to some of the other credits, which is reflected in Management’s determination of the adequacy of the allowance for loan and lease losses.

The allowance for loan and lease losses was $41.6 million as of September 30, 2019, compared to $38.5 million at December 31, 2018. As a percentage of loans, the allowance for loan and lease losses was 1.00 percent for September 30, 2019 and 0.98 percent for December 31, 2018. The specific reserves on impaired loans were $2.7 million at September 30, 2019 compared to $262 thousand as of December 31, 2018. Specific reserves were primarily related to a $1.5 million reserve associated with a casual dining commercial banking relationship and a $1.0 million reserve on a senior living facility relationship noted above. Total impaired loans were $36.6 million and $31.3 million as of September 30, 2019 and December 31, 2018, respectively. The general component of the allowance increased from $38.2 million at December 31, 2018 to $38.8 million at September 30, 2019.

A summary of the allowance for loan and lease losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2019	2019	2019	2018	2018
Allowance for loan and lease losses:
Beginning of period	$39,791	$38,653	$38,504	$37,293	$38,066
Provision for loan and lease losses	800	1,150	100	1,500	500
Recoveries/(charge-offs), net	989	(12)	49	(289)	(1,273)
End of period	$41,580	$39,791	$38,653	$38,504	$37,293

Allowance for loan and lease losses as a % of total loans	0.998%	0.987%	0.991%	0.979%	0.981%

General allowance for loan and lease losses as a % of total loans	0.932%	0.956%	0.984%	0.972%	0.961%

Allowance for loan and lease losses as a % of non-performing loans	141.51%	127.74%	155.28%	149.73%	347.82%

INCOME TAXES:  Income tax expense for the three months ended September 30, 2019 was $5.2 million as compared to $3.6 million for the same period in 2018.  For the third quarters of 2019 and 2018, income tax expense as a percentage of pre-tax income was 29.9 percent and 25.2 percent, respectively.  Income tax expense for the nine months ended September 30, 2019 was $13.1 million as compared to $10.7 million for the same period in 2018.  For the first nine months of 2019 and 2018, income tax expense as a percentage of pre-tax income was 27.2 percent and 24.2 percent, respectively.  The increase in income tax expense and the effective rate for the 2019 periods was primarily due to the changes in New Jersey tax law which included New Jersey surtax and combined reporting rules.

On July 1, 2018, the 2019 New Jersey Budget (“Budget”) was passed, which established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million.  The surtax was effective as of January 1, 2018 and will continue through 2019. The surtax will adjust to 1.5 percent for 2020 and 2021. In addition, effective for taxable years beginning on or after January 1, 2019, banks will be required to file combined reports of taxable income including their parent holding company. New Jersey requires entities to report their real estate investment trust, registered investment company and investment company on a separate entity basis.  The Bank made an adjustment to income tax expense and deferred tax assets/liabilities in the third quarter of 2018 to reflect the new state tax rate, which became effective on January 1, 2018.  The Company’s effective tax rate for the nine months ended September 30, 2018 was positively affected by the adoption of ASU 2016-09, as nine months ended September 30, 2018 included a $458 thousand reduction in income taxes.

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

Capital for the nine months ended September 30, 2019 was benefitted by net income of $35.2 million, as well as $5.6 million of shares issued in the Point View acquisition. These positive effects were partially offset by $16.7 million of capital spent on the Company’s stock repurchase program.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2019 and December 31, 2018, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9 percent, effective January 1, 2020.  The Bank’s leverage ratio was 11.08 percent at September 30, 2019.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Total capital (to risk-weighted assets)	$575,931	14.23%	$404,850	10.00%	$323,880	8.00%	$425,093	10.50%

Tier I capital (to risk-weighted assets)	534,351	13.20	323,880	8.00	242,910	6.00	344,123	8.50

Common equity tier I (to risk-weighted assets)	534,349	13.20	263,153	6.50	182,183	4.50	283,395	7.00

Tier I capital (to average assets)	534,351	11.08	241,094	5.00	192,876	4.00	192,876	4.00

As of December 31, 2018:
Total capital (to risk-weighted assets)	$543,008	14.59%	$372,186	10.00%	$297,749	8.00%	$367,533	9.88%

Tier I capital (to risk-weighted assets)	504,504	13.56	297,749	8.00	223,311	6.00	293,096	7.88

Common equity tier I (to risk-weighted assets)	504,502	13.56	241,921	6.50	167,484	4.50	237,268	6.38

Tier I capital (to average assets)	504,504	11.32	222,912	5.00	178,330	4.00	178,330	4.00

(A)	See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Total capital (to risk-weighted assets)	$580,120	14.31%	N/A	N/A	$324,249	8.00%	$425,577	10.50%

Tier I capital (to risk-weighted assets)	455,179	11.23	N/A	N/A	243,187	6.00	344,515	8.50

Common equity tier I (to risk-weighted assets)	455,177	11.23	N/A	N/A	182,390	4.50	283,718	7.00

Tier I capital (to average assets)	455,179	9.43	N/A	N/A	193,053	4.00	193,053	4.00

As of December 31, 2018:
Total capital (to risk-weighted assets)	$559,937	15.03%	N/A	N/A	$298,047	8.00%	$367,902	9.88%

Tier I capital (to risk-weighted assets)	438,240	11.76	N/A	N/A	223,535	6.00	293,390	7.88

Common equity tier I (to risk-weighted assets)	438,238	11.76	N/A	N/A	167,652	4.50	237,506	6.38

Tier I capital (to average assets)	438,240	9.82	N/A	N/A	178,473	4.00	178,473	4.00

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

The Company authorized a 5 percent (960,000 shares) stock repurchase program on July 25, 2019.  During the third quarter of 2019, the Company purchased 595,853 shares for a total cost of $16.7 million under this program.

On October 24, 2019, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 22, 2019 to shareholders of record on November 7, 2019.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $227.1 million at September 30, 2019. In addition, the Company had $350.0 million in securities designated as available for sale at September 30, 2019. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $341.7 million as of September 30, 2019 were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is secured borrowing capacity. At September 30, 2019, unused borrowing commitments totaled $1.3 billion from the FHLB and $1.5 billion from the Federal Reserve Bank of New York.

Customer deposits and capital increased by $188.5 million and $26.3 million, respectively, during the first nine months of 2019.  These increases funded an increase in loans of $232.0 million.

Brokered interest-bearing demand (“overnight”) deposits were $180.0 million at September 30, 2019. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of September 30, 2019, the Company had transacted pay fixed, receive floating interest rate swaps totaling $245.0 million in notional amount.

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

The following strategies are among those used to manage interest rate risk:

•	Actively market C&I loans, which tend to have adjustable-rate features, and which generate customer relationships that can result in higher core deposit accounts;
•	Actively market equipment finance leases and loans, which tend to have shorter terms and higher interest rates than real estate lending;
•	Manage residential mortgage portfolio originations to adjustable-rate and/or shorter-term and/or “relationship” loans that result in core deposit and/or wealth management relationships;
•	Actively market core deposit relationships, which are generally longer duration liabilities;
•	Utilize medium to longer term certificates of deposit and/or wholesale borrowings to extend liability duration;
•	Utilize interest rate swaps to extend liability duration;
•	Utilize a loan level / back-to-back interest rate swap program, which converts a borrower’s fixed rate loan to adjustable rate for the Company;
•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•	Maintain adequate levels of capital; and
•	Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $245.0 million as of September 30, 2019.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of September 30, 2019, $668.8 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of September 30, 2019. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of September 30, 2019.

In an immediate and sustained 200 basis point increase in market rates at September 30, 2019, net interest income for year 1 would increase approximately 6.9 percent, when compared to a flat interest rate scenario.  In year 2 net interest income would increase 14.2 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at September 30, 2019, net interest income would decline approximately 6.4 percent for year 1 and 10.1 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at September 30, 2019.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$634,766	$51,179	8.77%	13.32%	143
+100	614,975	31,388	5.38	12.71	82
Flat interest rates	583,587	—	—	11.89	—
-100	538,337	(45,250)	(7.75)	10.84	(105)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of September 30, 2019, and that net interest income would improve in a rising rate environment but decline in a falling rate environment. Over the past quarter, the Company has been managing its balance sheet to be closer to interest rate neutral.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There were no material changes in the Company’s risk factors during the nine months ended September 30, 2019 from the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 6, 2019	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer

DATE: November 6, 2019	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: November 6, 2019	By:	/s/ Francesco S. Rossi
Francesco S. Rossi Chief Accounting Officer
(Principal Accounting Officer)