Form 10-K
period 2019-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2020-03-13
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2019

Commission File No. 001-16197

PEAPACK-GLADSTONE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-3537895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Hills Drive, Suite 300
Bedminster, NJ	07921
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (908) 234-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Exchange on which Registered
Common Stock, No par value	PGC	NASDAQ Global Select Market

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

The aggregate market value of the shares held by unaffiliated stockholders was approximately $526 million on June 30, 2019.

As of February 28, 2020, 18,795,220 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) are incorporated by reference into Part III.  The Company expects to file the 2020 Proxy Statement within 120 days of December 31, 2019.

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2019

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

The Corporation

Peapack-Gladstone Financial Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). The Company was organized under the laws of New Jersey in August 1997 by the Board of Directors of Peapack-Gladstone Bank (the “Bank”), its principal subsidiary. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. The Bank is a member of the Federal Reserve System. Through its branch network in Somerset, Morris, Hunterdon and Union counties and its private banking locations in Bedminster, Morristown, Princeton and Teaneck, its private wealth management, commercial private banking, retail private banking and residential lending divisions, along with its online platforms, Peapack-Gladstone Bank is committed to offering unparalleled client service.

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

Employees

As of December 31, 2019, the Company employed 446 full-time equivalent persons.  Management considers relations with employees to be satisfactory.

Peapack-Gladstone Bank’s Private Wealth Management Division (“Peapack Private”)

Peapack Private is a New Jersey-chartered trust and investment business with $7.5 billion of assets under management and/or administration as of December 31, 2019. It is headquartered in Bedminster, with additional private banking locations in Morristown, Princeton and Teaneck, New Jersey, as well as at the Bank’s subsidiaries, PGB Trust & Investments of Delaware, in Greenville, Delaware, Murphy Capital Management (“MCM”), in Gladstone, New Jersey, Quadrant Capital Management (“Quadrant”), in Fairfield, New Jersey, Lassus Wherley and Associates (“Lassus Wherley”) in New Providence, New Jersey and Bonita Springs, Florida, and Point View Wealth Management (“Point View”) in Summit, New Jersey. Peapack Private is known for its integrity, client service and broad range of fiduciary, investment management and tax services, designed specifically to meet the needs of high net-worth individuals, families, foundations and endowments.

We believe our wealth management business differentiates us from our competition and adds significant value. We intend to grow this business further both in and around our market areas through our Delaware Trust subsidiary; through our existing wealth, loan and depository client base; through our innovative private banking service model, which utilizes private bankers working together to provide fully integrated client solutions; and through potential acquisitions of complimentary wealth management businesses. Throughout the wealth management division and all other business lines, we will continue to provide the unparalleled personalized, high-touch service our valued clients have come to expect.

Our Markets

Our current market is defined as the NY-NJ-PA metropolitan statistical area. Our primary market areas are located in New Jersey and areas of New York. New Jersey had a total population exceeding 8.9 million and a median household income of $79,363 as of 2014-2018, compared to the U.S. median household income of $60,293 as of 2014-2018, according to estimates from the United States Census Bureau. Somerset County, where we are headquartered, is among one of the wealthiest counties in New Jersey, with a 2014-2018 median household income of $111,772 according to estimates from the United States Census Bureau. We believe that these markets have economic and competitive dynamics that are consistent with our objectives and favorable to executing our growth strategy.

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

Our Business Strategy

We implemented our Strategic Plan – Expanding Our Reach.  At that time, we recognized three industry headwinds, the Plan would help address.

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
•

a focus on commercial banking with private bankers focused on providing high-touch client service through an advice-based approach encompassing corporate and industrial (C&I) lending (including equipment finance lending and leasing), wealth management, depository services, electronic banking, SBA and other commercial real estate lending, and corporate advisory services;

•	highly efficient branch network and deposit gathering processes;
•	robust risk management processes, including, but not limited to, active loan portfolio, capital, liquidity, and interest rate risk stress testing;
•	a focus on the community and community service and involvement.

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

Bank Regulation

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and examination of the New Jersey Department of Banking and Insurance (“NJDOBI”).  As a Federal Reserve-member bank, the Bank is also subject to the regulation, supervision and examination of the Federal Reserve Board (“FRB”) as its primary federal regulator. The regulations of the FRB and the NJDOBI impact virtually all of our activities, including the minimum levels of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions and various other matters.

Investment Advisory Regulations

In addition to Peapack Private, we offer wealth management services through four subsidiaries of the Bank. These subsidiaries are registered investment advisers under the Investment Advisers Act of 1940, as amended, and as such are supervised by the SEC. They are also subject to various other federal laws and state licensing and/or registration requirements. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws.

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

FRB regulations require member banks to meet several minimum capital standards:  a common equity Tier 1 (“CET1”) capital to risk-based assets ratio of 4.5 percent, a Tier 1 capital to risk-based assets ratio of 6.0 percent, a total capital to risk-based assets of 8.0 percent, and a 4.0 percent Tier 1 capital to total assets leverage ratio.  The present capital requirements were effective January 1, 2015 and represent increased standards over the previous requirements.  The current requirements implement recommendations of the Basel Committee on Banking Supervision and certain requirements of federal law.

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

As fully phased in on January 1, 2019, the capital requirements also require the Company and the Bank to maintain a 2.5 percent “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. The FRB has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015.  An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 8.0 percent or greater, a leverage ratio of 5.0 percent or greater and a CET1 ratio of 6.5 percent or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, a leverage ratio of 4.0 percent or greater and a CET1 ratio of 4.5 percent or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0 percent, a Tier 1 risk-based capital ratio of less than 6.0 percent, a leverage ratio of less than 4.0 percent or a CET1 ratio of less than 4.5 percent. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0 percent, a Tier 1 risk-based capital ratio of less than 4.0 percent, a leverage ratio of less than 3.0 percent or a CET1 ratio of less than 3.0 percent. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0 percent.

The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2019 under the “prompt corrective action” regulations in effect as of such date.

The Regulatory Relief Act required that the federal banking agencies, including the FRB, establish a “community bank leverage ratio” of between 8-10 percent of average total consolidated assets for qualifying institutions with less than $10 billion of assets.  Institutions with tangible equity (subject to certain adjustments) meeting the specified level and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and be considered to be “well-capitalized.”  The agencies have issued a proposed rule that would set the “community bank leverage ratio” at 9.0 percent.

Insurance Funds Legislation

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund's reserve ratio achieving 1.15 percent, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion in total assets to a range of 1.5 basis points to 30 basis points.  On September 30, 2018, the DIF reserve ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. FDIC regulations provide that, upon reaching the minimum, surcharges on insured depository institutions with total consolidated assets of $10 billion or less will receive an assessment credit for the portion of their assessment that contributed to the growth in the reserve ratio from between 1.15 percent to 1.35 percent.  As a result, the Bank received a credit reflected in its September 2019 assessment invoice, which covered the assessment period from April 1, 2019 through December 31, 2019.

Restrictions on the Payment of Dividends

The holders of the Company’s common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Company out of funds legally available. The only statutory limitation is that such dividends may not be paid when the Company is insolvent. Since the principal source of income for the Company will be dividends on Bank common stock paid to the Company by the Bank, the Company’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Company. As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the “Banking Act”). Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50 percent of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC’s opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by the Bank to the Company constitutes an unsafe or unsound practice. The Company is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base and serve as a source of strength to its subsidiary bank. The FRB by supervisory letters has advised holding corporations that it is has supervisory concerns when the level of dividends is too high and would seek to prevent dividends if the dividends paid by the holding company exceeded its earnings. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company’s capital below these minimum amounts.  In addition, the FRB staff has recently begun interpreting its regulatory capital regulations to require holding companies to receive FRB approval prior to any repurchases or redemptions of its common shares.

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

The material risks and uncertainties that Management believes affect the Company are described below.  These risks and uncertainties are not the only ones affecting the Company.  Additional risks and uncertainties that Management is not aware of or focused on or that Management currently deems immaterial may also affect the Company’s business operations.  This report is qualified in its entirety by these risk factors.  If any one or more of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.

Risks Relating to Ownership of Our Common Stock

We are exposed to the risks of public health issues (for example the coronavirus outbreak as of this writing), natural disasters, severe weather, acts of terrorism, and other potential external events.

We are exposed to the risks of public health issues (for example the coronavirus outbreak as of this writing), natural disasters, severe weather, acts of terrorism, and other potential external events, any of which could have a significant impact on the Company’s ability to conduct business. In addition, such events could: impair the ability of borrowers to qualify for loans and/or repay their obligations, impair the value of collateral securing loans, cause depositors to withdraw funds, cause wealth management clients to withdraw assets under management, and/or cause the Company to incur additional expenses. Further, any of these events could affect the financial markets in general, causing a diminishment in market value of assets under management for our wealth management clients and/or cause a yield curve not advantageous to the Company or the banking industry in general. Any of the above could have a material adverse effect on the Company’s financial condition and/or results of operations.

We may need to raise additional capital in the future, which may not be available when needed or available on acceptable terms.

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

We may be adversely affected by changes in U.S. tax laws.

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

The changes in the tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New Jersey. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

Our exposure to credit risk could adversely affect our earnings and financial condition.

There are certain risks inherent in making loans, including risks that the principal of or interest on the loan will not be repaid timely or at all or that the value of any collateral securing the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of the loan portfolio. Finally, many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates.  At December 31, 2019, brokered deposits represented approximately 5.0 percent of our total deposits and equaled $213.7 million, comprised of the following:  interest-bearing demand-brokered of $180.0 million, and brokered certificates of deposits of $33.7 million.  There are risks associated with using brokered deposits. In order to continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits. If this funding source becomes more difficult to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on Federal Home Loan Bank borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth.

Our commercial real estate loan and commercial C&I portfolios expose us to risks that may be greater than the risks related to our other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multifamily residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.

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

Uncertainty surrounding the future of LIBOR (London Interbank Offer Rate) may affect the fair value and return on the Corporation's financial instruments that use LIBOR as a reference rate.

The Corporation holds assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR including but not limited to the one-month LIBOR, three-month LIBOR, one-year LIBOR, and the ten-year constant maturing swap rate. The LIBOR yield curve is also utilized in the fair value calculation of many of these instruments. The reform of major interest benchmarks led to the announcement of the United Kingdom’s Financial Conduct Authority, the regulator of the LIBOR index, that LIBOR would not be supported in its current form after the end of 2021. The Corporation believes the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks of which the Corporation will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the SOFR as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

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

A final capital rule that became effective for financial institutions on January 1, 2015, included minimum risk-based capital and leverage ratios, and refined the definition of what constitutes “capital” for purposes of calculating these ratios. The final rule also established a “capital conservation buffer” of 2.5 percent. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625 percent of risk-weighted assets and increased each year until fully implemented on January 1, 2019. A financial institution, such as the Bank, is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Since the principal source of income for the Company is dividends paid to the Company by the Bank, the Company’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Company. As a New Jersey-chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended. Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50 percent of stated capital. The Company is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base and the FRB in supervisory guidance has cautioned bank holding companies about paying out too much of their earnings in dividends and has stated that banks should not pay out more in dividends than they earn. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company's capital below these minimum amounts.

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

The Company owns nine branches and leases 11 branches. The Company leases an administrative and operations office building in Bedminster, New Jersey, private banking offices in Princeton, Morristown and Teaneck, New Jersey and wealth offices in Greenville, Delaware, Gladstone, Fairfield, New Providence and Summit, New Jersey and Bonita Springs, Florida.

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

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “PGC”. On February 28, 2020, there were approximately 1,286 registered shareholders of record.

Stock Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2014 in (a) the Company’s common stock; (b) the Russell 3000 Stock Index, and (c) the Keefe, Bruyette & Woods KBW 50 Index (top 50 U.S. banks).  The graph is calculated assuming that all dividends are reinvested during the relevant periods.  The graph shows how a $100 investment would increase or decrease in value over time, based on dividends (stock or cash) and increases or decreases in the market price of the stock.

	Period Ended
Index	12/31/14	12/31/15	12/31/1	6	12/31/17	12/31/18	12/31/19
Peapack-Gladstone Financial Corporation	100.00	112.15	169.64		193.59	140.06	173.11
Russell 3000 Index	100.00	100.48	113.27		137.21	130.02	170.35
KBW NASDAQ Bank Index	100.00	100.49	129.14		153.15	126.02	171.55

Stock Repurchases

The following table sets forth information for the last quarter of the fiscal year ended December 31, 2019 with respect to common shares withheld to satisfy withholding obligations (or repurchases of outstanding common shares):

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
October 1, 2019 -
October 31, 2019	44,415	—	$29.24	$9,911,692
November 1, 2019 -
November 30, 3019	85,561	—	29.99	$7,259,301
December 1, 2019 -
December 31, 2019	13,949	4,248	30.06	$6,826,882
Total	143,925	4,248	$29.76

(1)	Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.
(2)

On July 25, 2019, the Company announced the adoption of its Share Repurchase program which authorized the repurchase of up to 960,000 shares.  The Company completed the Share Repurchase program in the first quarter of 2020.

Sales of Unregistered Securities

None.

Item 6.	SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the Company and its subsidiaries for the years indicated.  This information is derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes.

	At or for the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2019	2018	2017	2016	2015
Summary earnings:
Interest income	$180,670	$159,686	$138,727	$117,048	$99,142
Interest expense	60,396	44,523	27,586	20,613	14,690
Net interest income	120,274	115,163	111,141	96,435	84,452
Provision for loan losses	4,000	3,550	5,850	7,500	7,100
Net interest income after provision for loan losses	116,274	111,613	105,291	88,935	77,352
Wealth management income	38,363	33,245	23,183	18,240	17,039
Other income, exclusive of securities gains/(losses), net	16,216	11,341	11,444	10,559	6,148
Securities gains/(losses), net	117	(393)	—	119	527
Total expenses	104,848	98,086	85,611	75,112	68,926
Income before income tax expense	66,122	57,720	54,307	42,741	32,140
Income tax expense	18,688	13,550	17,810	16,264	12,168
Net income available to common shareholders	$47,434	$44,170	$36,497	$26,477	$19,972

Per share data:
Earnings per share-basic	$2.46	$2.33	$2.07	$1.62	$1.31
Earnings per share-diluted	2.44	2.31	2.03	1.60	1.29
Cash dividends declared	0.20	0.20	0.20	0.20	0.20
Book value end-of-period	26.61	24.25	21.68	18.79	17.61

Basic weighted average shares outstanding	19,268,870	18,965,305	17,659,625	16,318,868	15,187,637
Common stock equivalents (dilutive)	142,578	183,340	284,060	196,130	247,359
Fully diluted weighted average shares outstanding	19,411,448	19,148,645	17,943,685	16,514,998	15,434,996

	At or for the Years Ended December 31,
	2019	2018	2017	2016	2015
Balance sheet data (at period end):
Total assets	$5,182,879	$4,617,858	$4,260,547	$3,878,633	$3,364,659
Securities available to sale	390,755	377,936	327,633	305,388	195,630
Equity security	10,836	4,719	—	—	—
FHLB and FRB stock, at cost	24,068	18,533	13,378	13,813	13,984
Total loans	4,394,137	3,927,931	3,704,440	3,312,144	2,913,242
Allowance for loan losses	43,676	38,504	36,440	32,208	25,856
Total deposits	4,243,511	3,895,340	3,698,354	3,411,837	2,935,470
Total shareholders’ equity	503,652	469,013	403,678	324,210	275,676
Cash dividends:
Common	3,865	3,712	3,548	3,296	3,100
Assets under management and/or administration at Wealth Management Division (market value)	7.5 billion	5.8 billion	5.5 billion	3.7 billion	3.3 billion

Selected performance ratios:
Return on average total assets	0.99%	1.02%	0.89%	0.72%	0.64%
Return on average common shareholders’ equity	9.70	10.13	10.12	8.92	7.71
Dividend payout ratio	8.15	8.40	9.72	12.45	15.52
Average equity to average assets ratio	10.19	10.02	8.80	8.12	8.30

Net interest margin	2.63	2.75	2.80	2.74	2.80
Non-interest expenses to average assets	2.19	2.25	2.09	2.06	2.21
Non-interest income to average assets	1.14	1.02	0.85	0.79	0.76

Asset quality ratios (at period end):
Nonperforming loans to total loans	0.66%	0.65%	0.37%	0.34%	0.23%
Nonperforming assets to total assets	0.56	0.56	0.37	0.30	0.22
Allowance for loan losses to nonperforming loans	151.23	149.73	269.33	285.94	383.22
Allowance for loan losses to total loans	0.99	0.98	0.98	0.97	0.89
Net (recoveries)/charge-offs to average loans plus other real estate owned	(0.03)	0.04	0.05	0.04	0.03

Liquidity and capital ratios:
Average loans to average deposits	100.80%	103.53%	99.63%	100.97%	98.30%
Total shareholders’ equity to total assets	9.72	10.16	9.47	8.36	8.19

Company Capital Ratios:
Total capital to risk-weighted assets	14.20	15.03	14.84	13.25	11.40
Tier 1 capital to risk-weighted assets	11.14	11.76	11.31	10.60	10.42
Common equity tier 1 capital ratio to risk-weighted assets	11.14	11.76	11.31	10.60	10.42
Tier 1 leverage ratio	9.33	9.82	9.04	8.35	8.10

Bank Capital Ratios:
Total capital to risk-weighted assets	13.76	14.59	14.34	12.87	11.32
Tier 1 capital to risk-weighted assets	12.70	13.56	13.27	11.82	10.34
Common equity tier 1 capital ratio to risk-weighted assets	12.70	13.56	13.27	11.82	10.34
Tier 1 leverage ratio	10.63	11.32	10.61	9.31	8.04

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the impact of anticipated higher operating expenses in 2020 and beyond;
•	our inability to successfully integrate wealth management firm acquisitions;
•	our inability to manage our growth;
•	our inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•	declines in value in our investment portfolio;
•	higher than expected increases in loan and lease losses or in the level of nonperforming loans;
•	changes in interest rates;
•	decline in real estate values within our market areas;
•

legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) that may result in increased compliance costs;

•	successful cyberattacks against our IT infrastructure and that of our IT, customers and third party providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	our inability to successfully generate new business in new geographic markets;
•	our inability to execute upon new business initiatives;
•	a lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•	our inability to retain key employees;
•	a reduction in demand for loans and deposits in our market areas;
•	adverse changes in securities markets;
•	changes in accounting policies and practices;
•	effects related to a prolonged shutdown of the federal government which could impact SBA and other government lending programs; and
•	other unexpected material adverse changes in our operations or earnings.

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

OVERVIEW:  The following discussion and analysis is intended to provide information about the financial condition and results of operations of the Company and its subsidiaries on a consolidated basis and should be read in conjunction with the consolidated financial statements and the related notes and supplemental financial information appearing elsewhere in this report.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on March 14, 2019 for a discussion and analysis of the more significant factors that affected periods prior to 2018.

For the year ended December 31, 2019, the Company recorded net income of $47.43 million, and diluted earnings per share of $2.44 compared to $44.17 million and $2.31, respectively, for 2018, reflecting increases of $3.26 million, or 7 percent, and $0.13 per share, or 6 percent, respectively.  During 2019, the Company continued to focus on executing its Strategic Plan – known as “Expanding Our Reach” – which focuses on the client experience and organic growth across all lines of business. The Strategic Plan called for expansion of the Company’s wealth management business, organically and through wealth business acquisitions, and also expansion of the Company’s commercial and industrial (“C&I”) lending platform, through the use of private bankers, who lead with deposit gathering and wealth management discussions.

The following are select highlights for 2019:

•

At December 31, 2019, the market value of assets under management and/or administration at Peapack Private was $7.5 billion, reflecting an increase of 29 percent from $5.8 billion at December 31, 2018.

•	Fee income from Peapack Private totaled $38.4 million for 2019, growing from $33.2 million for 2018.
•	Loans at December 31, 2019 totaled $4.39 billion. This reflected net growth of $466.2 million, or 12 percent, from $3.93 billion at December 31, 2018.
•	Total C&I loans (including equipment finance) at December 31, 2019 totaled $1.76 billion. This reflected net growth of $364.7 million, or 26 percent, from $1.40 billion at December 31, 2018.
•

Total “customer” deposits (defined as deposits excluding brokered CDs and brokered “overnight” interest-bearing demand deposits) at December 31, 2019 were $4.03 billion, reflecting an increase of $370.6 million, or 10 percent, when compared to $3.66 billion at December 31, 2018.

•

Asset quality metrics continued to be strong at December 31, 2019.  Nonperforming assets at December 31, 2019 were $28.9 million, or 0.56 percent of total assets.  Total loans past due 30 through 89 days and still accruing were $1.9 million or 0.04 percent of total loans at December 31, 2019.

•	The Company’s and Bank’s capital ratios at December 31, 2019 remain well above regulatory well capitalized standards.

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

Management believes that the Company’s policy with respect to the methodology for the determination of the allowance for loan losses involves a higher degree of complexity and requires Management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

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

The Company accounts for its securities in accordance with “Accounting for Certain Investments in Debt and Equity Securities,” which was codified into Accounting Standards Codification (“ASC”) 320. Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity due to changes in interest rates, prepayment risk, liquidity or other factors. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. The Company adopted ASU 2016-01 “Financial Instruments” which resulted in the reclassification of the CRA investment from available for sale to equity securities and a cumulative effect adjustment of $127,000 between retained earnings and accumulated other comprehensive income effective January 1, 2018.

EARNINGS SUMMARY:

The following table presents certain key aspects of our performance for the years ended December 31, 2019, 2018 and 2017.

	At or for the Years Ended December 31,			Change
(Dollars in thousands, except share and per share data)	2019	2018	2017	2019 v 2018	2018 v 2017
Results of Operations:
Interest income	$180,670	$159,686	$138,727	$20,984	$20,959
Interest expense	60,396	44,523	27,586	15,873	16,937
Net interest income	120,274	115,163	111,141	5,111	4,022
Provision for loan losses	4,000	3,550	5,850	450	(2,300)
Net interest income after provision for loan losses	116,274	111,613	105,291	4,661	6,322
Wealth management fee income	38,363	33,245	23,183	5,118	10,062
Other income	16,333	10,948	11,444	5,385	(496)
Total operating expense	104,848	98,086	85,611	6,762	12,475
Income before income tax expense	66,122	57,720	54,307	8,402	3,413
Income tax expense	18,688	13,550	17,810	5,138	(4,260)
Net income	$47,434	$44,170	$36,497	$3,264	$7,673

Per Share Data:
Basic earnings per common share	$2.46	$2.33	$2.07	$0.13	$0.26
Diluted earnings per common share	2.44	2.31	2.03	0.13	0.28

Average common shares outstanding	19,268,870	18,965,305	17,659,625	303,565	1,305,680
Diluted average common shares outstanding	19,411,448	19,148,645	17,943,685	262,803	1,204,960

Average equity to average assets	10.19%	10.02%	8.80%	0.17%	1.22%
Return on average assets	0.99	1.02	0.89	(0.03)	0.13
Return on average equity	9.70	10.13	10.12	(0.43)	0.01

Selected Balance Sheet Ratios of the Company:
Regulatory total capital to risk-weighted assets	14.20%	15.03%	14.84%	(0.83)%	0.19%
Regulatory leverage ratio	9.33	9.82	9.04	(0.49)	0.78
Average loans to average deposits	100.80	103.53	99.63	(2.73)	3.90
Allowance for loan losses to total loans	0.99	0.98	0.98	0.01	—
Allowance for loan losses to nonperforming loans	151.23	149.73	269.33	1.50	(119.60)
Nonperforming loans to total loans	0.66	0.65	0.37	0.01	0.28
Noninterest bearing deposits to total deposits	12.47	11.91	14.59	0.56	(2.68)
Time deposits to total deposits	16.85	16.59	16.64	0.26	(0.05)

2019 compared to 2018

The Company recorded net income of $47.43 million and diluted earnings per share of $2.44 for the year ended December 31, 2019 compared to net income of $44.17 million and diluted earnings per share of $2.31 for the year ended December 31, 2018. These results produced a return on average assets of 0.99 percent and 1.02 percent in 2019 and 2018, respectively, and a return on average shareholders’ equity of 9.70 percent and 10.13 percent in 2019 and 2018, respectively.

The increase in net income for 2019 was due to higher net interest income, wealth management income, and income from Capital Markets activities (loan level back-to-back swap activities, SBA lending and sale program and mortgage banking income), partially offset by increased operating expenses and income tax expense when compared to 2018. Income from Capital Markets activities are not linear each period, as some periods will be higher than others. Wealth management acquisitions in 2018 and 2019 contributed to higher wealth management income and higher operating expenses in 2019.

Higher operating expenses were also due to costs associated with the implementation of the Strategic Plan, described in the “Overview” section above.

NET INTEREST INCOME AND NET INTEREST MARGIN

A major source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on interest-earning assets and fees earned on loans, and interest paid on interest-bearing liabilities.  Interest-earning assets include loans, investment securities, interest-earning deposits and federal funds sold.  Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances, subordinated debt and other borrowings.  Net interest income is determined by the difference between the average yields earned on interest-earning assets and the average cost of interest-bearing liabilities (“net interest spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest margin is calculated as net interest income as a percent of total interest-earning assets.  The Company’s net interest income, spread and margin are affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

The following table summarizes the Company’s net interest income and margin, on a fully tax-equivalent basis “FTE”, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2019		2018		2017
NII/NIM excluding the below	$119,032	2.67%	$112,840	2.69%	$106,393	2.68%
Prepayment premiums received on multifamily loan paydowns	1,328	0.03	2,002	0.05	3,513	0.09
Effect of maintaining excess interest earning cash	(86)	(0.07)	—	—	—	—
Fees recognized on full paydowns of select C&I loans	—	—	321	0.01	1,235	0.03
NII/NIM as reported	$120,274	2.63%	$115,163	2.75%	$111,141	2.80%

The following table compares the average balance sheets, interest rate spreads and net interest margins for the years ended December 31, 2019, 2018 and 2017 (on a FTE):

Year Ended December 31, 2019
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$391,666	$10,228	2.61%
Tax-exempt (1)(2)	14,930	728	4.88
Loans (2)(3):
Mortgages	565,935	19,321	3.41
Commercial mortgages	1,857,014	72,061	3.88
Commercial	1,498,077	71,071	4.74
Commercial construction	1,881	132	7.02
Installment	54,555	2,246	4.12
Home Equity	60,036	2,981	4.97
Other	391	42	10.74
Total loans	4,037,889	167,854	4.16
Federal funds sold	102	—	0.25
Interest-earning deposits	223,629	4,457	1.99
Total interest-earning assets	4,668,216	183,267	3.93
Noninterest-earning assets:
Cash and due from banks	5,477
Allowance for loan losses	(40,328)
Premises and equipment	21,176
Other assets	142,156
Total noninterest-earning assets	128,481
Total assets	$4,796,697
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$1,342,901	$15,789	1.18%
Money markets	1,189,880	16,434	1.38
Savings	113,312	63	0.06
Certificates of deposit - retail and listing service	631,999	14,210	2.25
Subtotal interest-bearing deposits	3,278,092	46,496	1.42
Interest-bearing demand - brokered	180,000	3,457	1.92
Certificates of deposit - brokered	42,460	1,225	2.89
Total interest-bearing deposits	3,500,552	51,178	1.46
Borrowed funds	136,992	3,941	2.88
Finance lease liability	7,956	382	4.80
Subordinated debt	83,300	4,895	5.88
Total interest-bearing liabilities	3,728,800	60,396	1.62
Noninterest-bearing liabilities:
Demand deposits	505,486
Accrued expenses and other liabilities	73,601
Total noninterest-bearing liabilities	579,087
Shareholders’ equity	488,810
Total liabilities and shareholders’ equity	$4,796,697
Net interest income		$122,871
Net interest spread			2.31%
Net interest margin (4)			2.63%
1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2018
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$363,259	$8,903	2.45%
Tax-exempt (1)(2)	20,489	731	3.57
Loans (2)(3):
Mortgages	565,513	18,842	3.33
Commercial mortgages	1,976,712	74,693	3.78
Commercial	1,087,600	50,854	4.68
Commercial construction	—	—	—
Installment	71,643	2,603	3.63
Home Equity	61,828	2,786	4.51
Other	451	45	9.98
Total loans	3,763,747	149,823	3.98
Federal funds sold	101	—	0.25
Interest-earning deposits	103,059	1,806	1.75
Total interest-earning assets	4,250,655	$161,263	3.79
Noninterest-earning assets:
Cash and due from banks	5,346
Allowance for loan losses	(37,904)
Premises and equipment	28,477
Other assets	103,761
Total noninterest-earning assets	99,680
Total assets	$4,350,335
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$1,143,640	$9,543	0.83%
Money markets	1,056,368	11,322	1.07
Savings	119,699	66	0.06
Certificates of deposit - retail and listing service	554,903	9,938	1.79
Subtotal interest-bearing deposits	2,874,610	30,869	1.07
Interest-bearing demand - brokered	180,000	3,135	1.74
Certificates of deposit - brokered	64,009	1,608	2.51
Total interest-bearing deposits	3,118,619	35,612	1.14
Borrowed funds	154,765	3,606	2.33
Finance lease liability	8,698	418	4.81
Subordinated debt	83,104	4,887	5.88
Total interest-bearing liabilities	3,365,186	44,523	1.32
Noninterest-bearing liabilities:
Demand deposits	516,718
Accrued expenses and other liabilities	32,541
Total noninterest-bearing liabilities	549,259
Shareholders’ equity	435,890
Total liabilities and shareholders’ equity	$4,350,335
Net interest income		$116,740
Net interest spread			2.47%
Net interest margin (4)			2.75%
1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2017
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$300,590	$6,271	2.09%
Tax-exempt (1)(2)	26,046	766	2.94
Loans (2)(3):
Mortgages	586,722	19,025	3.24
Commercial mortgages	2,073,804	75,304	3.63
Commercial	761,401	32,564	4.28
Commercial construction	96	4	4.17
Installment	75,995	2,322	3.06
Home Equity	67,420	2,489	3.69
Other	550	45	8.18
Total loans	3,565,988	131,753	3.69
Federal funds sold	101	—	0.25
Interest-earning deposits	115,567	1,021	0.88
Total interest-earning assets	4,008,292	$139,811	3.49
Noninterest-earning assets:
Cash and due from banks	8,986
Allowance for loan losses	(35,246)
Premises and equipment	30,021
Other assets	83,060
Total noninterest-earning assets	86,821
Total assets	$4,095,113
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$1,092,545	$5,039	0.46%
Money markets	1,076,492	5,499	0.51
Savings	120,896	66	0.05
Certificates of deposit - retail and listing service	486,960	7,118	1.46
Subtotal interest-bearing deposits	2,776,893	17,722	0.64
Interest-bearing demand – brokered	180,000	2,934	1.63
Certificates of deposit – brokered	86,967	1,910	2.20
Total interest-bearing deposits	3,043,860	22,566	0.74
Borrowed funds	71,788	1,363	1.90
Finance lease liability	9,375	451	4.81
Subordinated debt	50,733	3,206	6.32
Total interest-bearing liabilities	3,175,756	27,586	0.87
Noninterest-bearing liabilities:
Demand deposits	535,451
Accrued expenses and other liabilities	23,413
Total noninterest-bearing liabilities	558,864
Shareholders’ equity	360,493
Total liabilities and shareholders’ equity	$4,095,113
Net interest income		$112,225
Net interest spread			2.62%
Net interest margin (4)			2.80%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 35 percent federal income tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on an FTE basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a FTE) for the periods indicated are shown below:

	Year Ended 2019 Compared with 2018			Year Ended 2018 Compared with 2017
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$351	$971	$1,322	$1,356	$1,241	$2,597
Loans	17,590	4,210	21,800	9,440	8,630	18,070
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	2,373	278	2,651	(121)	906	785
Total interest income	$20,314	$5,459	$25,773	$10,675	$10,777	$21,452
LIABILITIES:
Checking	$3,547	$4,107	$7,654	$335	$4,169	$4,504
Money market	2,631	2,975	5,606	107	5,716	5,823
Savings	1	12	13	—	—	—
Certificates of deposit - retail	1,499	2,773	4,272	1,076	1,744	2,820
Certificates of deposit - brokered	(597)	214	(383)	(549)	247	(302)
Interest bearing demand brokered	—	322	322	—	201	201
Borrowed funds	276	59	335	1,665	578	2,243
Finance lease liability	(35)	(1)	(36)	(33)	—	(33)
Subordinated debt	1,230	—	1,230	1,904	(223)	1,681
Total interest expense	$8,552	$10,461	$19,013	$4,505	$12,432	$16,937
Net interest income	$11,762	$(5,002)	$6,760	$6,170	$(1,655)	$4,515

2019 compared to 2018

Net interest income, on a fully tax-equivalent basis, grew $6.1 million, or 5 percent, in 2019 to $122.9 million from $116.7 million in 2018. The net interest margin was 2.63 percent and 2.75 percent for the years ended December 31, 2019 and 2018, respectively, a decrease of 12 basis points year over year. The growth in net interest income was due to increases in the average balance and yield on the Company’s interest-earning assets, especially C&I loans, which typically have higher yields. The increased interest income was partially offset by reduced prepayment premiums on multifamily loans and increases the average balance of interest-bearing liabilities and the Company’s cost of funds in 2019 when compared to 2018. The Company continued to be impacted by competitive pressures in attracting new loans and deposits, as well as retaining deposits.

On a fully tax-equivalent basis, interest income on earning assets increased $22.0 million, or 14 percent, to $183.3 million in 2019 from $161.3 million in 2018. Average earning assets for the year ended December 31, 2019 totaled $4.67 billion compared to $4.25 billion for 2018, an increase of $417.6 million or 10 percent. The average rate earned on earning assets was 3.93 percent in 2019, compared to 3.79 percent in 2018, an increase of 14 basis points.  For the year ended December 31, 2019, the average balance of the commercial portfolio increased $410.5 million, or 38 percent, from 2018.  The increase in this portfolio was attributed to: the addition of seasoned bankers including a new EVP, Head of Commercial Banking and an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton private banking offices.  These increases were partially offset by decreases in the average balance of the commercial mortgage portfolio (which includes multifamily mortgage loans) of $119.7 million, or 6 percent, to $1.86 billion for the year ended December 31, 2019.  The Company continued to manage its balance sheet such that lower yielding, primarily fixed rate multifamily loans declined as a percentage of the overall loan portfolio and higher yielding, primarily floating rate or short duration C&I loans became a larger percentage of the overall loan portfolio.

Average interest-bearing liabilities for the year ended December 31, 2019 totaled $3.73 billion, an increase of $363.6 million, or 11 percent, from $3.37 billion for 2018. The average rate paid increased 30 basis points to 1.62 percent for 2019 from 1.32 percent for 2018. The increase in the average balance of interest-bearing liabilities was principally due to growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand but including funds from reciprocal deposits) of $403.5 million for 2019 from our branch network; a focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth. This growth was partially offset by a decline of $31.8 million of listing service deposits as the Company has chosen not to participate in such programs for the foreseeable future, so maturing listing service deposits were not replaced with new listing service deposits.

Average rates paid on interest-bearing deposits for 2019 were 1.46 percent compared to 1.14 percent for 2018, reflecting an increase of 32 basis points.  The increase in the average rate paid on deposits was principally due to growth in higher costing certificates of deposit and money market accounts and competitive pressures in attracting and retaining new deposits.

The average balance of borrowings was $137.0 million for 2019 compared to $154.8 million during 2018, a decrease of $17.8 million.  The average rates paid on total borrowings increased to 2.88 percent during 2019 compared to 2.33 percent during 2018, an increase of 55 basis points.  The average rate paid on borrowings in 2018 was lower as maturities of lower rate FHLB advances occurred during the latter half of 2018 and were replaced with new fixed rate FHLB advances at higher rates.  The full effect of the increased rate on the FHLB advances is reflected in the higher 2019 average rate on borrowings.  The decrease in the average balance of borrowings was due to a decrease in the use of overnight borrowings.

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

The average balance on finance lease liability was $8.0 million and $8.7 million during 2019 and 2018, respectively, while the average rate paid on capital lease obligations was 4.80 percent for 2019 and 4.81 percent for 2018, respectively.

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

At December 31, 2019, the Company had investment securities available for sale with a fair value of $390.8 million compared with $377.9 million at December 31, 2018. A net unrealized gain (net of income tax) of $1.0 million and net unrealized loss (net of income tax) of $3.0 million were included in shareholders’ equity at December 31, 2019 and 2018, respectively.

The Company had one equity security (a CRA investment security) with a fair value of $10.8 million and $4.7 million at December 31, 2019 and 2018, respectively.  The Company recorded a $116,000 unrealized gain in securities gains/losses, net on the Consolidated Statements of Income for the year ended December 31, 2019 as compared to a $105,000 unrealized loss for the year ended December 31, 2018.  Such security has been owned for years for CRA purposes, but under Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments”, equity securities now require a quarterly mark to market through the income statement.

The carrying value of investment securities available for sale for the years ended December 31, 2019, 2018 and 2017 are shown below:

(In thousands)	2019	2018	2017
U.S. treasury and U.S. government- sponsored entity bonds	$34,784	$102,013	$43,701
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	338,904	251,362	243,116
SBA pool securities	2,784	3,839	5,205
State and political subdivision	11,215	17,610	24,868
Corporate bond	3,068	3,112	3,082
Single-issuer trust preferred securities	—	—	2,837
CRA investment fund	—	—	4,824
Total	$390,755	$377,936	$327,633

At December 31, 2019, the Company did not own any securities of any issuer, the aggregate book value of which exceeded 10 percent of shareholders’ equity.

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of December 31, 2019:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasury and U.S. government-	$—	$9,953	$24,831	$—	$34,784
sponsored entity bonds	—%	1.86%	2.94%	—%	2.63%
Mortgage-backed securities-	$926	$1,918	$39,257	$296,803	$338,904
residential (1)	5.07%	1.59%	2.26%	2.34%	2.33%
SBA pool securities	$—	$—	$593	$2,191	$2,784
	—%	—%	1.92%	1.94%	1.93%
State and political subdivisions (2)	$1,571	$7,346	$2,298	$—	$11,215
	2.57%	2.65%	3.12%	—%	2.74%
Corporate bond	$—	$—	$3,068	$—	$3,068
	—%	—%	5.25%	—%	5.25%
Total	$2,497	$19,217	$70,047	$298,994	$390,755
	3.50%	2.13%	2.66%	2.34%	2.39%

(1)	Shown using stated final maturity
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies.  The combined average balance of these investments during 2019 was $223.7 million compared to $103.2 million in 2018.

LOANS:  The loan portfolio represents the largest portion of the Company’s interest-earning assets and is the primary source of interest and fee income.  Loans are primarily originated in New Jersey and the boroughs of New York City and, to a lesser extent, Pennsylvania and Delaware.  As of December 31, 2019, 40 percent of the total loan portfolio was concentrated in C&I loans (including equipment financing), 28 percent in multifamily loans and 17 percent in commercial mortgages.

Total loans were $4.39 billion and $3.93 billion at December 31, 2019 and 2018, respectively, an increase of $466.2 million, or 12 percent, over the previous year. During 2019, commercial mortgages increased $59.1 million due to a continued focus on this type of business. Commercial loans, which includes equipment financing, totaled $1.76 billion at December 31, 2019, increasing $359.4 million, or 26 percent, from 2018.  The increase in this portfolio was attributed to: the addition of seasoned bankers including an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton, New Jersey private banking offices.  Multifamily mortgage loans were $1.21 billion at December 31, 2019, an increase of $74.2 million or 7 percent when compared to 2018, through increased origination levels 2019.

In late 2015, the Company began providing loans that are partially guaranteed by the Small Business Administration (“SBA”), for the purposes of providing working capital and/or, financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up businesses.  All SBA loans are underwritten and documented as prescribed by the SBA.  The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion held in the loan portfolio.  During 2019, the Bank sold $22.2 million of the guaranteed portion of SBA loans into the secondary market.  As of December 31, 2019, the balance of the non-guaranteed portion of SBA loans held on our balance sheet totaled $18.8 million.

The following table presents an analysis of outstanding loans by loan type, excluding multifamily loans held for sale, net of unamortized discounts and deferred loan origination costs, at the dates presented:

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Residential mortgage	$549,138	$571,570	$576,356	$527,370	$470,869
Multifamily mortgage	1,210,003	1,135,805	1,388,958	1,459,594	1,416,775
Commercial mortgage	761,244	702,165	626,656	551,233	413,118
Commercial loans (including equipment financing)	1,756,477	1,397,057	958,294	636,714	512,886
Construction loans	5,306	—	—	1,405	1,401
Home equity lines of credit	57,248	62,191	67,497	65,682	52,649
Consumer and other loans	54,721	59,143	86,679	70,146	45,544
Total loans	$4,394,137	$3,927,931	$3,704,440	$3,312,144	$2,913,242

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2019:

	Within	After 1 But	After
(In thousands)	One Year	Within 5 Years	5 Years	Total
Residential mortgage	$161,667	$282,007	$105,464	$549,138
Commercial mortgage (including multifamily)	1,115,874	782,446	72,927	1,971,247
Commercial loans (including equipment financing)	1,198,060	493,537	64,880	1,756,477
Commercial construction	5,306	—	—	5,306
Home equity lines of credit	57,248	—	—	57,248
Consumer and other loans	46,011	6,229	2,481	54,721
Total loans	$2,584,166	$1,564,219	$245,752	$4,394,137

The following table presents the loans, by loan type, that have a predetermined interest rate and an adjustable interest rate due after one year at December 31, 2019:

	Predetermined	Adjustable
(In thousands)	Interest Rate	Interest Rate
Residential mortgage	$217,188	$240,579
Commercial mortgage (including multifamily)	161,531	780,533
Commercial loans	88,692	19,486
Consumer loans	11,392	—
Total loans	$478,803	$1,040,598

The Company has not made nor invested in subprime loans or “Alt-A” type mortgages.  At December 31, 2019, there were no commitments to lend additional funds to borrowers whose loans were classified as nonperforming.

Consistent with the Company’s balance sheet management strategy, the Company sold approximately $131.3 million of performing multifamily mortgages in 2018.

The geographic breakdown of the multifamily portfolio, net of participated multifamily loans, at December 31, 2019 is as follows:

(Dollars in thousands)
New York	$493,806	41%
New Jersey	476,269	39
Pennsylvania	209,703	17
Delaware	30,225	3
Total Multifamily	$1,210,003	100%

A further breakdown of the multifamily portfolio by county within each respective State is as follows:

New Jersey		New York		Pennsylvania		Delaware
Essex County	27%	Bronx County	57%	Philadelphia		New Castle County	100%
				County	68%
Hudson County	19	Kings County	19	Lehigh County	15
Union County	9	New York County	15	Bucks County	6
Morris County	7	All other NY		All other PA
Monmouth County	7	counties	9	counties	11
Bergen County	6
Passaic County	6
All other NJ
counties	19
Total	100%	Total	100%	Total	100%	Total	100%

Principal types of owner occupied commercial real estate properties (by Call Report code), included in commercial mortgage loans on the balance sheet, at December 31, 2019 are:

(Dollars in thousands)
Office Buildings/Office Condominiums	$58,455	23%
Industrial (including Warehouse)	57,197	23
Medical Offices	46,550	19
Retail Buildings/Shopping Centers	22,310	9
Auto Dealerships	19,604	8
Other Owner Occupied CRE Properties	45,303	18
Total Owner Occupied CRE Loans	$249,419	100%

Principal types of non-owner occupied commercial real estate properties (by Call Report code), at December 31, 2019 are as follows.  These loans are included in commercial mortgage loans and commercial loans on the Company’s balance sheet.

(Dollars in thousands)
Retail Buildings/Shopping Centers	$305,560	28%
Healthcare	232,759	21
Office Buildings/Office Condominiums	110,416	10
Hotels and Hospitality	99,866	9
Industrial (including Warehouse)	82,898	8
Medical Offices	79,620	7
Mixed Use (Commercial/Residential)	44,136	4
Mixed Use (Retail/Office)	40,815	4
Other Non-Owner Occupied CRE Properties	99,112	9
Total Non-Owner Occupied CRE Loans	$1,095,182	100%

At December 31, 2019 and 2018, the Bank had a concentration in commercial real estate loans as defined by applicable regulatory guidance.  The following table presents such concentration levels at December 31, 2019 and 2018:

	As of December 31,
	2019	2018
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	212%	209%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	192	185

Total CRE concentration	404%	394%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

GOODWILL:

At December 31, 2019, goodwill totaled $30.2 million, an increase of $5.8 million from $24.4 million at December 31, 2018.  The increase in goodwill was due to the acquisition of Point View in September 2019.  The Bank intends to continue to grow its wealth management business through acquisition, as well as organically.

DEPOSITS:  At December 31, 2019 and 2018, the Company reported total deposits of $4.24 billion and $3.90 billion, an increase of $348.2 million, or 9 percent, year over year. The Company’s strategy is to fund a majority of its loan growth with core deposits, which is an important factor in the generation of net interest income. The Company’s average deposits for 2019 increased $370.7 million, or 10 percent, over 2018 average levels to $4.01 billion. On average, the Company saw the largest dollar growth in interest-bearing checking, money market accounts and retail certificates of deposit balances. The Company has successfully focused on:

•	Growth in deposits associated with its private banking activities, including lending activities; and
•	Business and personal core deposit generation, particularly checking and certificates of deposit.

The Company continues to maintain brokered interest-bearing demand deposits matched to interest rate swaps, thereby extending their duration.  Such deposits are generally a more cost-effective alternative to wholesale borrowings and do not require pledging of collateral, as the borrowings do. These deposits remained flat at $180.0 million at both December 31, 2019 and 2018, respectively. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. At December 31, 2019, there were $180.0 million of notional principal interest rate swaps matched to these deposits for interest rate risk management purposes.

Average brokered certificates of deposit were reduced by $21.5 million in 2019.  The majority of these deposits are longer term and were transacted as part of the Company’s interest rate risk management strategy.

The following table sets forth information concerning the composition of the Company’s average deposit base and average interest rates paid for the following years:

(Dollars in thousands)	2019		2018		2017
Noninterest-bearing demand	$505,486	—%	$516,718	—%	$535,451	—%
Checking	1,342,901	1.18	1,143,640	0.83	1,092,545	0.46
Savings	113,312	0.06	119,699	0.06	120,896	0.05
Money markets	1,189,880	1.38	1,056,368	1.07	1,076,492	0.51
Certificates of deposit - retail and listing service	631,999	2.25	554,903	1.79	486,960	1.46
Interest-bearing
Demand - brokered	180,000	1.92	180,000	1.74	180,000	1.63
Certificates of deposit - brokered	42,460	2.89	64,009	2.51	86,967	2.20
Total deposits	$4,006,038	1.28%	$3,635,337	0.98%	$3,579,311	0.63%

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks.  Reciprocal deposits of $423.8 million, $434.5 million and $359.9 million are included in the Company’s interest-bearing checking deposits as of December 31, 2019, 2018, and 2017, respectively.

The following table shows the maturity for certificates of deposit of $100,000 or more as of December 31, 2019 (in thousands):

Three months or less	$106,980
Over three months through six months	129,700
Over six months through twelve months	103,592
Over twelve months	139,821
Total	$480,093

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:  As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank.  The following table provides a summary of our FHLB borrowings as of and for the years ended December 31, 2019, 2018 and 2017:

(Dollars in thousands)	2019	2018	2017
Amount outstanding at end of the year	$233,100	$108,000	$37,898
Weighted average interest rate at end of the year	2.43%	2.52%	2.20%
Average daily balance during the year	$136,992	$154,765	$71,788
Weighted average interest rate during the year	2.88%	2.33%	1.90%
Maximum month-end balance during the year	$324,920	$303,278	$145,795

At December 31, 2019, FHLB advances were secured by blanket pledges of certain 1-4 family residential mortgages totaling $347.5 million and multifamily mortgages totaling $773.1 million at December 31, 2019, while at December 31, 2018, the fixed rate advances were secured by 1-4 family residential mortgages totaling $496.1 million and multifamily mortgages totaling $1.0 billion. Of the FHLB borrowings outstanding as of December 31, 2019, $113.1 million were short-term borrowings maturing within one year.  At December 31, 2019, there was $113.1 million with a rate of 1.81 percent of overnight borrowings with the FHLB, including a one-month FHLB advance for $15 million with a rate of 1.79 percent, which is part of an interest rate swap designated as a cash flow hedge.  At December 31, 2018, there were no overnight borrowings with the FHLB. At December 31, 2019, unused short-term or overnight borrowing commitments totaled $1.3 billion from the FHLB, $22.0 million from correspondent banks and $1.5 billion at the Federal Reserve Bank.

SUBORDINATED DEBT:  In June 2016, the Company issued $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2016 Notes”) to certain institutional investors. The 2016 Notes are non-callable for five years, have a stated maturity of June 30, 2026, and bear interest at a fixed rate of 6.0 percent per year until June 30, 2021. From June 30, 2021 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 485 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $1.3 million and are being amortized to maturity.

Approximately $40.0 million of the net proceeds from the sale of the 2016 Notes were contributed by the Company to the Bank in the second quarter of 2016. The remaining funds (approximately $10 million) were retained by the Company for operational purposes.

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes are non-callable for five years, have a stated maturity of December 15, 2027, and bear interest at a fixed rate of 4.75 percent per year until December 15, 2022. From December 16, 2022 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 254 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $875 thousand and are being amortized to maturity.

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

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION:  The allowance for loan losses was $43.7 million at December 31, 2019 compared to $38.5 million at December 31, 2018. At December 31, 2019, the allowance for loan losses as a percentage of total loans outstanding was 0.99 percent compared to 0.98 percent at December 31, 2018. The provision for loan losses was $4.0 million for 2019, $3.6 million for 2018 and $5.9 million for 2017.

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

b)

Home Equity Lines of Credit. The Bank provides revolving lines of credit against one to four family residences in the Tri-State area. These loans are primarily in a second lien position, but may be used as a first lien, in lieu of a primary residential first mortgage.  When reviewing home equity line of credit applications, the Bank collects detailed verifiable information regarding income, assets, employment and a single merged credit report that will determine total monthly debt obligations. The Bank uses an automated valuation model on all lines up to $250,000 and obtains an independent appraisal of the subject property on all applications exceeding $250,000. LTVs and combined LTVs are capped at 80 percent or as low as 55 percent depending on the loan amount and whether the property type is primary residence, second home or investment property. These loans may be subordinate to a first mortgage which may be from another lending institution. The Bank requires that the mortgage securing the home equity line of credit be no lower than a second lien position. All applications for home equity lines of credit adhere to applicable underwriting standards and guidelines. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception.

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

c)

Junior Lien Loan on Residence.  The Bank provides junior lien loans (“JLL”) against one to four family properties in the Tri-State area. Junior lien loans can be either in the form of an amortizing fixed rate home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank will require that the mortgage securing the JLL be no lower than a second lien position.  When reviewing the JLL application, the Bank collects detailed verifiable information regarding income, assets, employment and a single merged credit report that determines total monthly debt obligations. The Bank uses an automated valuation model on all JLLs up to $250,000 and obtains an independent appraisal of the subject property on all applications exceeding $250,000. LTVs and combined LTVs are capped at 80 percent or as low as 55 percent depending on the loan amount and whether the property type is a primary residence, second home or investment property. All applications for JLLs adhere to applicable underwriting standards and guidelines. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception.  Primary risk characteristics associated with JLLs typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

d)

Multifamily Loans. Multifamily loans are commercial mortgages on residential apartment buildings. Within the multifamily sector, the Bank’s primary focus is to lend against larger non-luxury apartment buildings and rent regulated properties with at least 30 units that are owned and managed by experienced sponsors. As of December 31, 2019, the average property size in the portfolio was 44 units.

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

The Bank’s loan policy allows loan to appraised value ratios of up to 75 percent and the overall portfolio average loan to value ratio was approximately 54 percent at December 31, 2019.  The majority of all new originations have a ten-year maturity with a five-year reprice.

Multifamily loan terms include prepayment penalties and generally require that the Bank escrow for real estate taxes. Multifamily loans will typically have a minimum debt service coverage ratio that provides for an adequate cushion for unexpected or uncertain events and changes in market conditions. In the loan underwriting process, the Bank requires an independent appraisal and review, appropriate environmental due diligence and an assessment of the property’s condition.

Multifamily properties generally present a lower level of risk as compared to investment commercial real estate projects given that there are a larger number of tenants in the property.  The repayment of loans secured by multifamily real estate is typically dependent upon the successful operation of the related real estate project. If the cash flows from the project are reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term), the borrower’s ability to repay the loan may be impaired.

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

Commercial real estate loans are generally considered to have a higher degree of credit risk than multifamily loans as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to various industry or economic conditions. To mitigate this risk, the Bank generally requires an assignment of leases, direct recourse to the owners, and a risk appropriate interest rate and loan structure. In underwriting an investment commercial real estate loan, the Bank evaluates the property’s historical operating income as well as its projected sustainable cash flows and generally requires a minimum debt service coverage ratio that provides for an adequate cushion for unexpected or uncertain events and changes in market conditions.

With an owner-occupied property, a detailed credit assessment is made of the operating business since its ongoing success and profitability will be the primary source of repayment. While owner-occupied properties include the real estate as collateral, the risk assessment of the operating business is more similar to the underwriting of commercial and industrial loans (described below).  The Bank evaluates factors such as, but not limited to, the expected sustainability of profits and cash flows, the depth and experience of management and ownership, the nature of competition, and the impact of forces like regulatory change and evolving technology.

The Bank’s policy allows loan to appraised value ratios of up to 75 percent. Commercial mortgage loans are generally made on a fixed-rate basis with periodic rate resets every five or seven years over an underlying market index.  Resets may not be automatic and subject to re-approval.  Commercial mortgage loan terms include prepayment penalties and generally require that the Bank escrow for real estate taxes. The Bank requires an independent appraisal, an assessment of the property’s condition, and appropriate environmental due diligence. With all commercial real estate loans, the Bank’s standard practice is to require a depository relationship.

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

Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business’ profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain.  To mitigate the risk characteristics of commercial and industrial loans, the Bank often requires more frequent reporting requirements from the borrower in order to better monitor its business performance.

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

Bank Management believes that the underwriting guidelines previously described adequately address the primary risk characteristics. Further, the Bank has dedicated staff and system resources to monitor and collect on any potentially problematic loans.

The provision for loan losses was based upon Management’s review and evaluation of the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, general market and economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and the existence and fair value of the collateral and guarantees securing the loans. Although Management used the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the New York City area.  Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in market conditions in these areas and may be adversely affected should real estate values decline or if the geographic areas serviced experience adverse economic conditions. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The following table presents the loan loss experience, by loan type, during the years ended December 31:

(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of year	$38,504	$36,440	$32,208	$25,856	$19,480
Loans charged-off during the period:
Residential mortgage	80	138	889	1,047	638
Commercial mortgage	—	1,632	734	531	16
Commercial	—	110	298	16	73
Home equity lines of credit	—	—	23	91	210
Consumer and other	55	68	77	5	54
Total loans charged-off	135	1,948	2,021	1,690	991
Recoveries during the period:
Residential mortgage	205	160	173	28	17
Commercial mortgage	996	70	22	318	29
Commercial	92	218	141	92	205
Home equity lines of credit	10	10	62	16	2
Consumer and other	4	4	5	88	14
Total recoveries	1,307	462	403	542	267
Net (recoveries)/charge-offs	(1,172)	1,486	1,618	1,148	724
Provision charge to expense	4,000	3,550	5,850	7,500	7,100
Allowance for loan losses at end of year	$43,676	$38,504	$36,440	$32,208	$25,856

Ratios:
Allowance for loan losses/total loans	0.99%	0.98%	0.98%	0.97%	0.89%
General allowance/total loans	0.93%	0.97%	0.96%	0.96%	0.87%
Allowance for loan losses/ total nonperforming loans	151.23%	149.73%	269.33%	285.94%	383.22%

The following table shows the allocation of the allowance for loan losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of the years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(Dollars in thousands)	2019	Loans	2018	Loans	2017	Loans	2016	Loans	2015	Loans
Residential	$2,231	14.6	$3,685	17.1	$4,318	18.4	$3,915	19.1	$2,449	18.8
Commercial and other	41,149	84.1	34,435	81.2	31,773	78.9	28,050	78.7	23,295	79.6
Consumer	296	1.3	384	1.7	349	2.7	243	2.2	112	1.6
Total	$43,676	100.0	$38,504	100.00	$36,440	100.0	$32,208	100.0	$25,856	100.0

The allowance for loan losses as of December 31, 2019 totaled $43.7 million compared to $38.5 million at December 31, 2018.  The allowance for loan losses as a percentage of loans was 0.99 percent as of December 31, 2019 and 0.98 percent as of December 31, 2018.  The provision for loan losses made during 2019 totaled $4.0 million compared with $3.6 million for 2018.  The provision for loan losses made was primarily influenced by the impact of loan growth experienced during 2019, specifically lease financing which is a new business line for the Company and growth in investment commercial real estate. Commercial credits generally carry a higher risk profile compared to other credits, which is reflected in Management’s determination of the allowance for loan losses.  Loan growth was partially offset by $1.2 million of net recoveries compared to $1.5 million of net charge-offs in 2018. The Company believes that the allowance for loan losses as of December 31, 2019 represents a reasonable estimate for probable incurred losses in the portfolio at that date.  Effective January 1, 2020, the Company adopted new accounting guidance which requires the Company to estimate CECL. The Company is currently in the process of finalizing its implementation of controls and processes and performing model validation which could affect the final impact of the adoption of this standard.

The portion of the allowance for loan losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, was $40.9 million at December 31, 2019 and $38.2 million at December 31, 2018. General reserves at December 31, 2019 represents 0.93 percent of loans collectively evaluated for impairment compared to 0.97 percent at December 31, 2018. The specific reserves on impaired loans were $2.8 million at December 31, 2019 compared to $262,000 at December 31, 2018.  Specific reserves were primarily attributable to a $1.5 million reserve associated with a casual dining commercial banking relationship totaling $5.9 million and a $1.0 million reserve on a senior living facility relationship totaling $14.5 million. The Company experienced growth in the loan portfolio of approximately $478.6 million, including loans held for sale.  Multifamily and residential loan classes comprised 40 percent of the loan portfolio as of December 31, 2019 compared to approximately 43 percent at December 31, 2018.  The decline in multifamily and residential loans is consistent with Management’s strategy to reduce these portfolios as a percentage of the overall loan portfolio as C&I loans and lease financings become a larger percentage of the overall loan portfolio.

The allowance for loan losses as a percentage of nonperforming loans increased to 151.23 percent benefited by net reserves of $1.2 million.  The higher percentage was partially offset by an increase in nonperforming loans of $3.2 million to $28.9 million during the year. Nonperforming loans increased primarily due to one commercial credit with a loan balance of $5.9 million at December 31, 2019.  Nonperforming loans are specifically evaluated for impairment. Also, the Company commonly records partial charge-offs of the excess of the principal balance over the fair value, less estimated costs to sell, of collateral for collateral-dependent impaired loans.  As a result, the allowance for loan losses does not always change proportionately with changes in nonperforming loans. The Company charged off $80,000 on loans identified as collateral-dependent impaired loans during 2019 and $1.8 million during 2018.

ASSET QUALITY:

The following table presents various asset quality data at the dates indicated. These tables do not include loans held for sale.

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Loans past due 30-89 days	$1,910	$1,099	$246	$1,356	$2,143

Troubled debt restructured loans	$28,178	$24,801	$17,591	$22,275	$18,663
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Nonaccrual loans (1)	28,881	25,715	13,530	11,264	6,747
Total nonperforming loans	28,881	25,715	13,530	11,264	6,747
Other real estate owned	50	—	2,090	534	563
Total nonperforming assets	$28,931	$25,715	$15,620	$11,798	$7,310

Ratios:
Total nonperforming loans/total loans	0.66%	0.65%	0.37%	0.34%	0.23%
Total nonperforming loans/total assets	0.56	0.56	0.32	0.29	0.20
Total nonperforming assets/total assets	0.56	0.56	0.37	0.30	0.22

(1)

The increase in nonaccrual loans for 2019 and 2018 was due to the addition of one healthcare real estate secured loan, totaling $14.5 million with a $1.0 million reserve, and which the Company believes to be well secured.

Some borrowers have found it difficult to make their loan payments under contractual terms.  In some of these cases, the Company has chosen to grant concessions and modify certain loan terms, which may be characterized as troubled debt restructurings.

The following table presents the troubled debt restructured loans, by collateral type, at December 31, 2019 and 2018:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2019	Relationships	2018	Relationships
Primary residential mortgage	$4,231	20	$6,146	26
Investment commercial real estate	17,919	2	18,655	2
Commercial and industrial	6,028	5	—	—
Total	$28,178	27	$24,801	28

At December 31, 2019, there were $25.8 million of troubled debt restructured loans included in nonaccrual loans above compared to $20.5 million at December 31, 2018. All troubled debt restructured loans are considered and included in impaired loans at December 31, 2019 and had specific reserves of $2.8 million. At December 31, 2018, all troubled debt restructured loans were considered and included in impaired loans and had specific reserves of $262,000.

Except as disclosed, the Company did not have any potential problem loans at December 31, 2019 or December 31, 2018 that caused Management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

Impaired loans totaled $35.9 million and $31.3 million at December 31, 2019 and 2018, respectively.  Impaired loans include nonaccrual loans of $28.9 million and $25.7 million at December 31, 2019 and 2018, respectively. Impaired loans also include accruing troubled debt restructuring loans of $2.4 million at December 31, 2019 and $4.3 million at December 31, 2018.

The following table presents impaired loans, by collateral type, at December 31, 2019 and 2018.

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2019	Relationships	2018	Relationships
Primary residential mortgage	$6,890	36	$9,518	44
Home equity lines of credit	3	1	255	4
Junior lien loan on residence	19	1	36	1
Multifamily property	—	—	1,262	1
Owner-occupied commercial real estate	379	1	1,574	2
Investment commercial real estate	22,605	3	18,655	2
Commercial and industrial	6,028	5	—	—
Total	$35,924	47	$31,300	54
Specific reserves, included in the allowance for loan losses	$2,800		$262

CONTRACTUAL OBLIGATIONS:  The following table shows the significant contractual obligations of the Company by expected payment period, as of December 31, 2019:

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Loan commitments	$673,780	$—	$—	$—	$673,780
Long-term debt obligations	60,000	45,000	—	—	105,000
Purchase obligations	5,811	11,627	10,167	180	27,785
Finance lease obligations	1,195	2,624	2,912	2,283	9,014
Operating lease obligations	2,859	4,294	2,789	2,638	12,580
Total contractual obligations	$743,645	$63,545	$15,868	$5,101	$828,159

Long-term debt obligations include borrowings from the Federal Home Loan Bank with defined terms. The table reflects scheduled repayments of principal.

Leases represent obligations entered into by the Company for the use of land and premises. The leases generally have escalation terms based upon certain defined indexes.  Common area maintenance charges may also apply and are adjusted annually based on the terms of the lease agreements.  The Company adopted the guidance in Topic 842 Leases effective January 1, 2019.  See Footnote 1 for further discussion.

Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist of contractual obligations under data processing service agreements. The Company also enters into various routine rental and maintenance contracts for facilities and equipment.  These contracts are generally for one year.

The Company is a limited partner in a Small Business Investment Company (“SBIC”).  As of December 31, 2019, the Company had unfunded commitments of $1.8 million for its investment in SBIC qualified funds.

OFF-BALANCE SHEET ARRANGEMENTS:  The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2019.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$14,930	$1,627	$—	$—	$16,557
Performance letters of credit	2,869	923	—	—	3,792
Total letters of credit	$17,799	$2,550	$—	$—	$20,349

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME:  The following table presents the major components of other income (excluding income from our wealth management operations, which is discussed separately):

	Years Ended December 31,			Change
(In thousands)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Service charges and fees	$3,488	$3,502	$3,239	$(14)	$263
Bank owned life insurance	1,321	1,381	1,356	(60)	25
Loan fee income	1,734	1,673	1,568	61	105
Gains on loans held for sale at fair value (mortgage banking)	721	334	401	387	(67)
Securities (losses)/gains, net	117	(393)	—	510	(393)
Fee income related to loan level, back-to-back swaps	5,799	3,844	2,814	1,955	1,030
(Losses)/gains on loans held for sale at lower of cost or fair value	(10)	(4,392)	412	4,382	(4,804)
Gain on sale of SBA loans	2,145	1,636	1,564	509	72
Other income	1,018	3,363	90	(2,345)	3,273
Total other income	$16,333	$10,948	$11,444	$5,385	$(496)

2019 compared to 2018

The Company recorded total other income of $16.3 million, excluding wealth management fee income, reflecting an increase of $5.4 million, or 49 percent, compared to 2018 levels. The increase for 2019 was primarily attributable to capital markets activity (mortgage banking income, fee income related to loan level, back-to-back swaps, and gain on sale of SBA loans), which increased by $2.9 million as compared to 2018.  In addition, 2018 reflected a $4.4 million loss on the sale of loans, which was partially offset by $3.0 million of life insurance proceeds related to the December 31, 2018 passing of the founder and managing principal of Murphy Capital Management.

Income from the sale of newly originated residential mortgages loans increased $387,000 to $721,000 for the year ended December 31, 2019 when compared to $334,000 for the same period in 2018.  Such income is a result of the volume of residential mortgage loans originated for sale in the respective periods.

Fee income related to loan level, back-to-back swaps was $5.8 million for 2019 compared to $3.8 million in 2018. The increase was a result of increased demand for this product due to the rate environment in 2019.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income.

The Company provides loans that are partially guaranteed by the SBA, for the purposes of providing working capital and/or, financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up business.  All SBA loans are underwritten and documented as prescribed by the SBA.  The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio.  Gain on sale of SBA loans for 2019 increased by $509,000 to $2.1 million of income related to the Company’s SBA lending and sale program from $1.6 million in 2018.

Income from the back-to-back swap and SBA programs are dependent on volume, and thus are not linear from quarter to quarter, as some quarters will be higher than others.

OPERATING EXPENSES:  The following table presents the major components of operating expenses:

	Years Ended December 31,			Change
(In thousands)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Compensation and employee benefits	$70,129	$62,802	$53,956	$7,327	$8,846
Premises and equipment	14,735	13,497	11,988	1,238	1,509
FDIC assessment	277	2,443	2,366	(2,166)	77
Other operating expenses:
Professional and legal fees	4,506	4,668	4,486	(162)	182
Telephone	1,361	1,077	998	284	79
Advertising	1,363	1,340	1,108	23	232
Provision for ORE losses	—	232	—	(232)	232
Amortization of intangible assets	1,043	1,187	321	(144)	866
Other operating expenses	11,434	10,840	10,388	594	452
Total operating expense	$104,848	$98,086	$85,611	$6,762	$12,475

2019 compared to 2018

Operating expenses totaled $104.8 million in 2019, compared to $98.1 million in 2018, reflecting an increase of $6.8 million, or 7 percent.  Increased operating expenses in 2019 are principally attributable to:  a full year of expense related to the Lassus Wherley acquisition completed on September 1, 2018; expenses related to the Point View acquisition completed on September 1, 2019; hiring in line with the Company’s strategic plan; and normal salary increases.  These increases were partially offset by a decrease in FDIC expense, provision for ORE losses, and amortization of intangible assets.  Amortization of intangible assets decreased as 2018 included an impairment expense of $405,000 resulting from the passing of the managing principal of MCM.  The decrease in FDIC expense was due to the FDIC providing for a small bank assessment credit as the FDIC has met its reserve ratio.

INCOME TAXES:  Income tax expense for the year ended December 31, 2019 was $18.7 million as compared to $13.6 million for 2018.  The effective tax rate for the year ended December 31, 2019 was 28.26 percent as compared to 23.48 percent for the year ended December 31, 2018.  The increase in income tax expense and the effective rate for 2019 was primarily due to the changes in New Jersey tax law, which included New Jersey surtax and combined reporting rules.

On July 1, 2018, the 2019 New Jersey Budget (“Budget”) was passed, which established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million.  The surtax was effective as of January 1, 2018 and continued through 2019. The surtax will adjust to 1.5 percent for 2020 and 2021. In addition, effective for taxable years beginning on or after January 1, 2019, banks will be required to file combined reports of taxable income including their parent holding company. New Jersey requires entities to report their real estate investment trust, registered investment company and investment company on a separate entity basis.  The Bank made an adjustment to income tax expense and deferred tax assets/liabilities to reflect the new state tax rate.  The Company’s effective tax rate for the year ended December 31, 2018 was positively affected by the adoption of ASU 2016-09, which resulted in a $538,000 reduction in income taxes.

CAPITAL RESOURCES: A solid capital base provides the Company with financial strength and the ability to support future growth and is essential to executing the Company’s Strategic Plan – “Expanding Our Reach.” The Company’s capital strategy is intended to provide stability to expand its businesses, even in stressed environments. Quarterly stress testing is integral to the Company’s capital management process.

The Company strives to maintain capital levels in excess of internal “triggers” and in excess of those considered to be well capitalized under regulatory guidelines applicable to banks. Maintaining an adequate capital position supports the Company’s goal of providing shareholders an attractive and stable long-term return on investment.

The Company’s capital position during 2019 was benefitted by net income of $47.4 million partially offset by the purchase of shares of $21.0 million through the Company’s stock repurchase program.

At December 31, 2019, the Company’s GAAP capital as a percent of total assets was 9.72 percent.  At December 31, 2019, the Company’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 9.33 percent, 11.14 percent, 11.14 percent and 14.20 percent, respectively.  At December 31, 2019, the Bank’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 10.63 percent, 12.70 percent, 12.70 percent and 13.76 percent, respectively.  The Bank’s regulatory capital ratios are all above the ratios to be considered well capitalized under regulatory guidance.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9 percent, effective January 1, 2020.  The Bank’s leverage ratio was 10.63 percent at December 31, 2019.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total capital
(to risk-weighted assets)	$571,509	13.76%	$415,487	10.00%	$332,389	8.00%	$436,261	10.50%

Tier I capital
(to risk-weighted assets)	527,833	12.70	332,389	8.00	249,292	6.00	353,164	8.50

Common equity tier I
(to risk-weighted assets)	527,832	12.70	270,066	6.50	186,969	4.50	290,841	7.00

Tier I capital
(to average assets)	527,833	10.63	248,252	5.00	198,602	4.00	198,602	4.00

As of December 31, 2018:
Total capital
(to risk-weighted assets)	$543,008	14.59%	$372,186	10.00%	$297,749	8.00%	$367,533	9.88%

Tier I capital
(to risk-weighted assets)	504,504	13.56	297,749	8.00	223,311	6.00	293,096	7.88

Common equity tier I
(to risk-weighted assets)	504,502	13.56	241,921	6.50	167,484	4.50	237,268	6.38

Tier I capital
(to average assets)	504,504	11.32	222,912	5.00	178,330	4.00	178,330	4.00

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total capital
(to risk-weighted assets)	$590,614	14.20%	N/A	N/A	$332,783	8.00%	$436,778	10.50%

Tier I capital
(to risk-weighted assets)	463,521	11.14	N/A	N/A	249,587	6.00	353,582	8.50

Common equity tier I
(to risk-weighted assets)	463,520	11.14	N/A	N/A	187,190	4.50	291,185	7.00

Tier I capital
(to average assets)	463,521	9.33	N/A	N/A	198,792	4.00	198,792	4.00

As of December 31, 2018:
Total capital
(to risk-weighted assets)	$559,937	15.03%	N/A	N/A	$298,047	8.00%	$367,902	9.88%

Tier I capital
(to risk-weighted assets)	438,240	11.76	N/A	N/A	223,535	6.00	293,390	7.88

Common equity tier I
(to risk-weighted assets)	438,238	11.76	N/A	N/A	167,652	4.50	237,506	6.38

Tier I capital
(to average assets)	438,240	9.82	N/A	N/A	178,473	4.00	178,473	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a three percent discount to market.  On January 30, 2019, the Company filed a Registration Statement on Form S-3 eliminating the three percent discount feature in our “Reinvestment Plan” under which participants could purchase shares of our common stock through the Plan at a three percent discount to the market price. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  All shares issued through the Plan in 2019 were purchased in the open market. During the year ended December 31, 2018, 542,302 of the shares purchased for the “Reinvestment Plan” were from authorized but unissued shares, while 778,407 shares were purchased in the open market. Such optional cash purchases provided $16.7 million of common equity in 2018.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $208.2 million at December 31, 2019. In addition, the Company had $390.8 million in securities designated as available for sale at December 31, 2019. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $374.6 million as of December 31, 2019 were pledged to secure public funds and for other purposes required or permitted by law.  However, only $9.9 million of that total is actually encumbered.  In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

A further source of liquidity is borrowing capacity. At December 31, 2019, unused secured borrowing commitments totaled $1.3 billion from the FHLB and $1.5 billion from the Federal Reserve Bank of New York.

Customer deposits at December 31, 2019 increased $370.6 million (including interest-bearing checking, money market and certificates of deposit), when compared to December 31, 2018.  Capital increased $34.6 million at December 31, 2019 when compared to December 31, 2018.  The increase in customer deposits and capital along with an increase in short-term borrowings of $128.1 million funded an increase in loans of approximately $466.2 million and an increase in investment securities of approximately $12.8 million.

Brokered interest-bearing demand (“overnight”) deposits stayed flat at $180.0 million at December 31, 2019.  The interest rate paid on these deposits allowed the Bank to fund operations at attractive rates and engage in interest rate swaps as part of its asset-liability interest rate risk management.  As of December 31, 2019, the Company has transacted pay fixed, receive floating interest rate swaps totaling $245.0 million in notional amount.  The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.

The Company has a Board-approved Contingency Funding Plan in place. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.

Peapack-Gladstone Financial Corporation is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to its shareholders, to repurchase shares of its common stock, and for other corporate purposes. Peapack-Gladstone Financial Corporation’s primary source of income is dividends received from the Bank. The Bank’s ability to pay dividends is governed by applicable law. At December 31, 2019, Peapack-Gladstone Financial Corporation (unconsolidated basis) had liquid assets of $14.5 million.

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

PEAPACK PRIVATE:  This division includes:  investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.  Officers from Peapack Private are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, at private banking locations in Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware in

Greenville, Delaware, Murphy Capital Management (“MCM”), in Gladstone, New Jersey, Quadrant Capital Management (“Quadrant”), in Fairfield, New Jersey, Lassus Wherley & Associates (“Lassus Wherley”), in New Providence, New Jersey and Bonita Springs, Florida and Point View Wealth Management (“Point View”) in Summit, New Jersey.

The following table presents certain key aspects of the Peapack Private’s performance for the years ended December 31, 2019, 2018 and 2017.

	Years Ended December 31,			Change
(In thousands)	2019	2018	2017	2019 vs 2018	2018 vs 2017
Total fee income	$38,363	$33,245	$23,183	$5,118	$10,062

Compensation and benefits (included in
Operating Expenses section above)	21,204	17,927	11,039	3,277	6,888

Other operating expense (included in
Operating Expenses section above)	10,977	9,781	8,924	1,196	857

Assets under management and/or
administration (AUM) (market value)	7.5 billion	5.8 billion	5.5 billion

2019 compared to 2018

The market value of assets under management and/or administration (“AUM”) at December 31, 2019 and 2018 was $7.5 billion and $5.8 billion, respectively, an increase of 29 percent year-over-year. This includes assets held at the Bank at December 31, 2019 and 2018 of $208.6 million and $289.1 million, respectively.  The increase in AUM was due to the acquisition of one registered investment advisory firm (“RIA”) and net organic growth during 2019.  Effective September 1, 2019, the Bank acquired Point View, an RIA, based in Summit, NJ, which contributed approximately $350 million of AUM/AUA at the time of acquisition.  Net organic growth and equity market appreciation contributed an additional $1.3 billion in AUM.

Peapack Private management fees increased $5.1 million or 15 percent to $38.4 million for the year ended December 31, 2019 from $33.2 million in 2018.  The growth in fee income was due to several factors, including the acquisition noted above, as well as continued new business, partially offset by normal levels of disbursements and outflows.

Peapack Private expenses increased to $32.2 million for the year ended December 31, 2019 from $27.7 million for 2018, an increase of $4.5 million, or 16 percent. Other operating expenses increased $1.2 million or 13 percent to $9.8 million for the year ended 2019 when compared to 2018. Compensation and benefits expense totaled $21.2 million and $17.9 million for the years ended December 31, 2019 and 2018, respectively, increasing $3.3 million or 18 percent.  Operating expenses relative to Peapack Private reflected increases due to the Point View acquisition, a full year of expenses from Lassus Wherley, acquired effective September 1, 2018, overall growth in the business, new hires and select third party expenditures.  Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.  Generally, revenue and profitability related to the new personnel will lag expenses by several quarters.

Peapack Private currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division; however, Management believes that the Bank generates adequate liquidity to support the expenses of Peapack Private should it be necessary.

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

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $245.0 million as of December 31, 2019.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of December 31, 2019, $793.9 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2019. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of December 31, 2019.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2019, net interest income for year 1 would increase approximately 8.1 percent, when compared to a flat interest rate scenario.  In year 2, this sensitivity improves to an increase of 14.9 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at December 31, 2019, net interest income would decline approximately 6.1 percent for year 1 and 9.6 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2019.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$647,928	$41,986	6.93%	12.92%	119
+100	631,907	25,965	4.29	12.41	68
Flat interest rates	605,942	—	—	11.73	—
-100	564,031	(41,911)	(6.92)	10.79	(94)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of December 31, 2019, and that net interest income would be expected to increase in a rising rate environment but decline in a falling rate environment.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Peapack-Gladstone Financial Corporation

Bedminster, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Livingston, New Jersey

March 13, 2020

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share and per share data)	2019	2018
ASSETS
Cash and due from banks	$6,591	$5,914
Federal funds sold	102	101
Interest-earning deposits	201,492	154,758
Total cash and cash equivalents	208,185	160,773
Securities available for sale	390,755	377,936
Equity security, at fair value	10,836	4,719
FHLB and FRB stock, at cost	24,068	18,533
Loans held for sale, at fair value	2,881	1,576
Loans held for sale, at lower of cost or fair value	14,667	3,542
Loans	4,394,137	3,927,931
Less: allowance for loan losses	43,676	38,504
Net loans	4,350,461	3,889,427
Premises and equipment	20,913	27,408
Other real estate owned	50	—
Accrued interest receivable	10,494	10,814
Bank owned life insurance	46,128	45,353
Goodwill	30,208	24,417
Other intangible assets	10,380	7,982
Finance lease right-of-use assets	5,078	—
Operating lease right-of-use assets	12,132	—
Other assets	45,643	45,378
Total assets	$5,182,879	$4,617,858
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$529,281	$463,926
Interest-bearing deposits:
Checking	1,510,363	1,247,305
Savings	112,652	114,674
Money market accounts	1,196,313	1,243,369
Certificates of deposit - retail	633,763	510,724
Certificates of deposit - listing service	47,430	79,195
Subtotal deposits	4,029,802	3,659,193
Interest-bearing demand – Brokered	180,000	180,000
Certificates of deposit - Brokered	33,709	56,147
Total deposits	4,243,511	3,895,340
Short-term borrowings	128,100	—
FHLB advances	105,000	108,000
Finance lease liabilities	7,598	8,362
Operating lease liabilities	12,423	—
Subordinated debt, net	83,417	83,193
Deferred tax liabilities, net	26,151	16,029
Due to brokers, securities settlements	7,951	—
Accrued expenses and other liabilities	65,076	37,921
Total liabilities	4,679,227	4,148,845
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 20,074,766 at December 31, 2019 and 19,745,840 at December 31, 2018; outstanding shares, 18,926,810 at December 31, 2019 and 19,337,662 at December 31, 2018)	16,733	16,459
Surplus	319,375	309,088
Treasury stock at cost (1,147,956 shares at December 31, 2019 and 408,178 at December 31, 2018)	(29,990)	(8,988)
Retained earnings	199,029	154,799
Accumulated other comprehensive loss	(1,495)	(2,345)

Total shareholders’ equity	503,652	469,013
Total liabilities and shareholders’ equity	$5,182,879	$4,617,858

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2019	2018	2017
INTEREST INCOME
Loans, including fees	$165,663	$148,576	$130,971
Securities available for sale:
Taxable	10,228	8,903	6,271
Tax-exempt	322	401	464
Interest-earning deposits	4,457	1,806	1,021
Total interest income	180,670	159,686	138,727
INTEREST EXPENSE
Checking accounts	13,697	8,125	4,229
Savings and money market accounts	18,589	12,806	6,375
Certificates of deposit	14,210	9,938	7,118
Overnight and short-term borrowings	574	2,155	220
Federal Home Loan Bank advances	3,367	1,451	1,143
Finance lease liability	382	418	451
Subordinated debt	4,895	4,887	3,206
Subtotal – interest expense	55,714	39,780	22,742
Interest-bearing demand - brokered	3,457	3,135	2,934
Interest on certificates of deposits – brokered	1,225	1,608	1,910
Total interest expense	60,396	44,523	27,586
Net interest income before provision for loan and lease losses	120,274	115,163	111,141
Provision for loan and lease losses	4,000	3,550	5,850
Net interest income after provision for loan and lease losses	116,274	111,613	105,291
OTHER INCOME
Wealth management fee income	38,363	33,245	23,183
Service charges and fees	3,488	3,502	3,239
Bank owned life insurance	1,321	1,381	1,356
Gain on loans held for sale at fair value (mortgage banking)	721	334	401
(Loss)/gain on loans held for sale at lower of cost or fair value	(10)	(4,392)	412
Fee income related to loan level, back-to-back swaps	5,799	3,844	2,814
Gain on sale of SBA loans	2,145	1,636	1,564
Other income	2,752	5,036	1,658
Securities gains/(losses), net	117	(393)	—
Total other income	54,696	44,193	34,627
OPERATING EXPENSES
Compensation and employee benefits	70,129	62,802	53,956
Premises and equipment	14,735	13,497	11,988
FDIC insurance expense	277	2,443	2,366
Other operating expenses	19,707	19,344	17,301
Total operating expenses	104,848	98,086	85,611
Income before income tax expense	66,122	57,720	54,307
Income tax expense	18,688	13,550	17,810
Net income	$47,434	$44,170	$36,497

EARNINGS PER SHARE
Basic	$2.46	$2.33	$2.07
Diluted	2.44	2.31	2.03

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2019	2018	2017
Net income	$47,434	$44,170	$36,497
Other comprehensive (loss)/income:
Unrealized gains/(losses) on available for sale securities:
Unrealized gains/(losses) arising during the period	5,305	(1,462)	(1,169)

Less: Reclassification adjustment for net losses/(gains) included in net income	—	288	—
	5,305	(1,174)	(1,169)
Tax effect	(1,293)	255	438
Net of tax	4,012	(919)	(731)

Unrealized (loss)/gain on cash flow hedge
Unrealized holding (loss)/gain	(4,252)	(328)	2,138
Reclassification adjustment for losses included in net income	(223)	(124)	—
	(4,475)	(452)	2,138
Tax effect	1,313	111	(873)
Net of tax	(3,162)	(341)	1,265

Total other comprehensive income/(loss)	850	(1,260)	534

Total comprehensive income	$48,284	$42,910	$37,031

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except share and per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2017
17,257,995 common shares outstanding	$—	$14,717	$238,708	$(8,988)	$81,304	$(1,531)	$324,210
Net income 2017					36,497		36,497
Other comprehensive income						534	534
Restricted stock units issued 74,936 shares		62	(62)				—
Restricted stock forfeitures, (479) shares		(1)	1				—
Restricted stock units/awards repurchased on vesting to pay taxes, (58,598) shares		(49)	(1,777)				(1,826)
Amortization of restricted stock awards/units			3,741				3,741
Cash dividends declared on common stock ($0.20 per share)					(3,548)		(3,548)
Common stock option expense			6				6
Common stock options exercised, 50,473 net of 8,764 used to exercise and related taxes benefits, 41,709 shares		42	648				690
Sales of shares (Dividend Reinvestment Program), 1,204,710 shares		1,004	35,584				36,588
Issuance of shares for Employee Stock Purchase plan, 25,404 shares		21	776				797
Issuance of shares for Employee’s Savings and Investment plan 30,123 shares		25	864				889
Issuance of common stock for acquisition, 43,834 shares		37	1,463				1,500
Common stock to be issued for acquisition			3,600				3,600
Reclassification of certain deferred tax effects					215	(215)	—
Balance at December 31, 2017
18,619,634 common shares outstanding	$—	$15,858	$283,552	$(8,988)	$114,468	$(1,212)	$403,678

Cumulative effect adjustment for adoption of ASU 2016-01					(127)	127	—
Balance at January 1, 2018, adjusted	$—	$15,858	$283,552	$(8,988)	$114,341	$(1,085)	$403,678
Net income 2018					44,170		44,170
Other comprehensive loss						(1,260)	(1,260)
Restricted stock units issued 90,771 shares		76	(76)				—
Restricted stock forfeitures, (94,034) shares		(78)	78				—
Restricted stock units/awards repurchased on vesting to pay taxes, (45,404) shares		(38)	(1,502)				(1,540)
Amortization of restricted stock awards/units			4,445				4,445
Cash dividends declared on common stock ($0.20 per share)					(3,712)		(3,712)
Common stock options exercised, 23,148 net of 2,374 used to exercise and related taxes benefits, 20,774 shares		19	256				275
Sales of shares (Dividend Reinvestment Program), 542,302 shares		452	16,225				16,677
Issuance of shares for Employee Stock Purchase plan, 29,273 shares		24	934				958
Issuance of shares for Employee’s Savings and Investment plan 34,449 shares		29	1,010				1,039
Issuance of common stock for acquisition, 139,897 shares		117	4,166				4,283
Balance at December 31, 2018
19,337,662 common shares outstanding	$—	$16,459	$309,088	$(8,988)	$154,799	$(2,345)	$469,013

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Cumulative adjustment for Leases (ASU 842)					661		661
Balance at January 1, 2019, adjusted	$—	$16,459	$309,088	$(8,988)	$155,460	$(2,345)	$469,674
Net income 2019					47,434		47,434
Other comprehensive income						850	850
Restricted stock units issued 144,026 shares		120	(120)				—
Restricted stock units/awards repurchased on vesting to pay taxes, (40,197) shares		(33)	(1,073)				(1,106)
Amortization of restricted awards/units			5,909				5,909
Cash dividends declared on common stock ($0.20 per share)					(3,865)		(3,865)
Common stock options exercised, 18,660 shares		15	236				251
Issuance of shares for Employee Stock Purchase plan, 18,740 shares		16	517				533
Shares repurchase, (739,778) shares				(21,002)			(21,002)
Issuance of common stock for acquisition, 184,806 shares		154	4,820				4,974
Exercise of warrants, 7,109 net of 4,218 shares used to exercise, 2,891 shares		2	(2)				—
Balance at December 31, 2019
18,926,810 common shares outstanding	$—	$16,733	$319,375	$(29,990)	$199,029	$(1,495)	$503,652

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2019	2018	2017
Operating activities:
Net income	$47,434	$44,170	$36,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,122	3,127	3,275
Amortization of premium and accretion of discount on securities, net	1,782	1,399	1,697
Amortization of restricted stock	5,909	4,445	3,741
Amortization of intangible assets	1,043	1,187	321
Amortization of subordinated debt costs	224	169	135
Provision for loan and lease losses	4,000	3,550	5,850
Valuation allowance on other real estate owned	—	232	—
Stock-based compensation and employee stock purchase plan expense	158	189	122
Deferred tax expense	10,013	17,042	14,118
Fair value adjustment for equity security	(117)	105	—
Loss on sale of securities, available for sale, net	—	288	—
Proceeds from sales of loans held for sale (1)	73,709	44,483	45,763
Loans originated for sale (1)	(75,588)	(44,075)	(43,381)
Gain on loans held for sale (1)	(2,866)	(1,970)	(1,965)
Loss/(gain) on sale of loans held for sale at lower of cost or fair value	10	4,392	(412)
Loss on sale of other real estate owned	—	58	—
Gain on death benefit	—	(3,000)	(62)
Increase in cash surrender value of life insurance, net of split dollar liability	(775)	(767)	(818)
Decrease/(increase) in accrued interest receivable	328	(1,362)	(1,299)
Decrease/(increase) in other assets	5,111	(8,485)	(9,977)
Increase/(decrease) in accrued expenses and other liabilities	12,799	(929)	2,330
Net cash provided by operating activities	86,296	64,248	55,935
Investing activities:
Principal repayments, maturities and calls of securities available for sale	208,625	79,313	66,450
Redemptions for FHLB & FRB stock	34,427	87,602	40,561
Sales of securities available for sale	—	19,542	—
Purchase of securities available for sale	(209,971)	(156,893)	(91,561)
Purchase of equity securities	(6,000)	—	—
Purchase of FHLB & FRB stock	(39,962)	(92,758)	(40,126)
Proceeds from sale of loans held for sale at lower of cost or fair value	4,984	126,898	109,454
Net increase in loans, net of participations sold	(478,099)	(358,652)	(505,046)
Sales of other real estate owned	336	1,800	534
Purchases of premises and equipment	(1,705)	(1,059)	(2,380)
Purchase of wealth management company	(2,600)	(3,500)	(13,500)
Proceeds from death benefit	3,000	—	100
Net cash used in investing activities	(486,965)	(297,707)	(435,514)

	Years Ended December 31,
	2019	2018	2017
Financing activities:
Net increase in deposits	348,171	196,986	286,517
Net increase in short-term borrowings	128,100	—	—
Proceeds from FHLB advances	—	105,000	—
Repayments of FHLB advances	(3,000)	(34,898)	(23,897)
Dividends paid on common stock	(3,865)	(3,712)	(3,548)
Exercise of stock options, net stock swaps	251	275	690
Restricted stock repurchased on vesting to pay taxes	(1,106)	(1,540)	(1,826)
Proceeds from issuance of subordinated debt	—	—	34,125
Sale of common shares (Dividend Reinvestment Program)	—	16,677	36,588
Issuance of shares for employee’s savings and investment plan	—	1,039	889
Issuance of shares for employee stock purchase plan	532	958	797
Purchase of treasury shares	(21,002)	—	—
Net cash provided by financing activities	448,081	280,785	330,335
Net increase/(decrease) in cash and cash equivalents	47,412	47,326	(49,244)
Cash and cash equivalents at beginning of year	160,773	113,447	162,691
Cash and cash equivalents at end of year	$208,185	$160,773	$113,447
Supplemental disclosures of cash flow information

Cash paid during the year for:
Interest	$60,293	$42,768	$26,506
Income taxes, net	3,595	3,605	11,597
Transfer of loans to loans held for sale	15,064	137,317	—
Transfer of loans to other real estate owned	386	—	2,090
Security purchase settled in subsequent period	7,959	—	—
Acquisitions (Note 21)
Goodwill	5,791	7,310	15,534
Customer relationship & other intangibles	3,441	2,440	5,466
Right-of-use asset obtained in exchange for lease obligation	7,012	—	—

(1)

Includes mortgage loans originated with the intent to sell which are carried at fair value. In addition, this includes the guaranteed portion of SBA loans which are carried at the lower of cost or fair value.

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated financial statements also include the Bank’s wholly-owned subsidiaries:

•	PGB Trust & Investments of Delaware
•	Peapack Capital Corporation (formed in the second quarter of 2017)
•	Murphy Capital Management (“MCM”) (acquired in the third quarter of 2017)
•	Quadrant Capital Management (“Quadrant”) (acquired in the fourth quarter of 2017 and merged with the Bank in the first quarter of 2020)
•	Lassus Wherley and Associates (“Lassus Wherley”) (acquired in the third quarter of 2018)
•	Point View Wealth Management, Inc. (“Point View”) (acquired in the third quarter of 2019)
•	Peapack-Gladstone Mortgage Group, Inc. owns 99 percent of Peapack Ventures, LLC and 79 percent of Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company
•	PGB Trust & Investments of Delaware owns one percent of Peapack Ventures, LLC
•	Peapack Ventures, LLC owns the remaining 21 percent of Peapack-Gladstone Realty, Inc.

While the following footnotes include the collective results of the Company and the Bank, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

Business: The Bank is a commercial bank that provides innovative private banking services to businesses, non-profits and consumers. Wealth management services are also provided through its subsidiaries, PGB Trust & Investments of Delaware, MCM, Quadrant, Lassus Wherley and Point View. The Bank is subject to competition from other financial institutions, is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Segment Information:  The Company’s business is conducted through two business segments: its banking subsidiary, which involves the delivery of loan and deposit products to customers, and Peapack Private, which includes asset management services provided for individuals and institutions. Management uses certain methodologies to allocate income and expense to the business segments.

The Banking segment includes commercial (includes C&I and equipment financing), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support sales.

Peapack Private includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust and Investments of Delaware, MCM, QCM, Lassus Wherley and Point View.  Wealth management fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of AUM at month-end.  Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e. trade date).

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

Securities:    All debt securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. The Company also has an investment in a CRA investment fund, which is classified as an equity security.  In accordance with ASU 2016-01, “Financial Instruments” (adopted January 1, 2018) unrealized holding gains and losses on equity securities are marked to market through the income statement.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $51.9 million and $35.1 million as of December 31, 2019 and 2018, respectively.  SBA loans held for sale totaled $4.6 million and $1.2 million as of December 31, 2019 and 2018, respectively.  The servicing asset recorded was not material.

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

Loans are considered past due when they are not paid within 30 days in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally after the Bank receives contractual payments for a minimum of six consecutive months. Commercial loans are generally charged off, in whole or in part, after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Nonaccrual mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in New Jersey, New York and Pennsylvania.

Allowance for Loan Losses: The allowance for loan and lease losses is a valuation allowance for credit losses that is Management’s estimate of probable incurred losses in the loan portfolio.  The process to determine reserves utilizes analytical tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an impairment analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the size and composition of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans via a specific reserve, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component of the allowance relates to loans that are individually classified as impaired.

A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by Management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

A troubled debt restructuring (“TDR”) is a type of loan modification in which the Bank, for legal, economic or business reasons related to a borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. TDRs are impaired and are generally measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral, less estimated disposition costs. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan and lease losses.

The general component of the allowance covers non-impaired loans and is based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both December 31, 2019 and 2018, respectively, the multiple was 2.25 times for non-impaired special mention loans and 3.5 times for non-impaired substandard loans.

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

Commercial and Industrial Loans.  The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as the stock of the company, if privately held.  Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business’ profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain. To mitigate the risk characteristics of commercial and industrial loans, these loans often include commercial real estate as collateral to strengthen the Bank’s position and the Bank often requires more frequent reporting requirements from the borrower in order to better monitor its business performance.

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

If the rate implicit in the lease is not readily determinable, the incremental collateralized borrowing rate is used to determine the present value of lease payments.  This rate gives consideration to the applicable FHLB over-collateralized borrowing rates and is based on the information available at the commencement date.  The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s statement of condition, but rather, lease expense is recognized over the lease term on a straight-line basis.  The Company’s lease agreements may include options to extend or terminate the lease.  The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.  The Company maintains certain property and equipment under direct financing and operating leases.  Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space and are classified as operating leases.  The Company has two existing finance leases (previously classified as a capital lease and included in premises and equipment on our statement of condition at December 31, 2018) for the Company’s administration building and one branch location.  Topic 842 did not materially impact the accounting for these capital leases.

The ROU asset is measured at the amount of the lease liability adjusted for lease incentives received, and cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the ROU asset.  Operating lease expense consists of:  a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use-asset.

There are no terms or conditions related to residual value guarantees and no restrictions or covenants that would impact the Company’s ability to pay dividends or to incur additional financial obligations.

Premises and Equipment:  Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation charges are computed using the straight-line method. Equipment and other fixed assets are depreciated over the estimated useful lives, which range from three to ten years. Premises are depreciated over the estimated useful life of 40 years, while leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Expenditures for maintenance and repairs are expensed as incurred. The cost of major renewals and improvements are capitalized. Gains or losses realized on routine dispositions are recorded as other income or other expense.

Other Real Estate Owned (OREO):  OREO acquired through foreclosure on loans secured by real estate is initially recorded at fair value, less estimated costs to sell.  Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The assets are subsequently accounted for at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, losses resulting from write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense and other non-interest income, as appropriate.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2016 or by state and local tax authorities for years prior to 2015.

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

Employee Stock Purchase Plan (“ESPP”): On April 22, 2014, the shareholders of the Company approved the 2014 ESPP.  In July 2019, the Board appointed ESPP “Committee” revised the ESPP. The ESPP provides for the granting of purchase rights of up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. Subject to certain eligibility requirements and restrictions, the ESPP now provides for a single Offering Period of twelve months in duration, commencing on or about May 16 of each year.  The last day of each Offering Period is May 15 of each year (or such other date as may be determined by the Board). Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between one percent and 15 percent of their compensation. At the end of each Offering Period on the purchase date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price. The purchase price is an amount equal to 85 percent of the closing market price of a share of common stock on the purchase date. Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the period without penalty. The fair value of each share purchase right is determined using the Black-Scholes option pricing model. The Company recorded $158,000, $189,000 and $116,000 of expense in salaries and employee benefits expense for the twelve months ended December 31, 2019, 2018 and 2017, respectively.  Total shares issued under the ESPP were 18,740, 29,273 and 25,404 during 2019, 2018 and 2017, respectively.

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

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017:

(In thousands, except share and per share data)	2019	2018	2017
Net income available to common shareholders	$47,434	$44,170	$36,497
Basic weighted average shares outstanding	19,268,870	18,965,305	17,659,625
Plus: common stock equivalents	142,578	183,340	284,060
Diluted weighted average shares outstanding	19,411,448	19,148,645	17,943,685
Earnings per share:
Basic	$2.46	$2.33	$2.07
Diluted	2.44	2.31	2.03

Restricted stock units totaling 277,677 and 257,422 were not included in the computation of diluted earnings per share because they were anti-dilutive as of December 31, 2019 and 2018, respectively. For the year ended December 31, 2017, there were no stock options or restricted stock units excluded in the computation of diluted earnings per share, as they were all dilutive.  Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

Goodwill and Other Intangible Assets:  Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill which includes assembled workforce has an indefinite life on our statement of financial condition.

Other intangible assets primarily consist of customer relationship intangible assets arising from acquisition are amortized on an accelerated method over their estimated useful lives, which range from 5 to 15 years.

Reclassification: Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2019 presentation and had no effect on the consolidated income statements or the consolidated statements of changes in shareholders’ equity.

Accounting Pronouncements:    In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842) Targeted Improvements” which allows entities adopting ASU No. 2016-02 to choose an additional transition method, under which an entity to initially applies the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendment in this update becomes effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company has elected the transition method permitted by ASU No. 2018-11 under which an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted.  Upon adoption of the new lease guidance on January 1, 2019, the Company recorded a lease liability of approximately $8.2 million, a right-of-use-asset of approximately $7.9 million and a cumulative effect adjustment to retained earnings of approximately $661,000.

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.  The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  This ASU will be effective for public business entities (PBEs) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio.  The Company is also currently evaluating the impact the CECL model will have on our accounting and allowance for loans losses. The Company has selected a third-party firm to assist in the development of a CECL model to assist in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company is also in the process of updating its policies and internal controls accordingly. The Company expects to recognize a one-time cumulative-effect adjustment to our allowance for loan and lease losses as of the January 1, 2019, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our consolidated financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendment modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The revised guidance is effective for all companies for fiscal years beginning after December 15, 2019, and interim periods within those years. Companies are permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until their effective date. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The revised guidance is not expected to have a material impact on our consolidated financial condition or results of operations.

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of December 31, 2019 and 2018 follows:

	2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$34,961	$37	$(214)	$34,784
Mortgage-backed securities-residential	337,489	2,365	(950)	338,904
SBA pool securities	2,799	—	(15)	2,784
State and political subdivisions	11,175	41	(1)	11,215
Corporate bond	3,000	68	—	3,068
Total	$389,424	$2,511	$(1,180)	$390,755

	2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$102,915	$82	$(984)	$102,013
Mortgage-backed securities-residential	254,383	418	(3,439)	251,362
SBA pool securities	3,883	—	(44)	3,839
State and political subdivisions	17,729	27	(146)	17,610
Corporate bond	3,000	112	—	3,112
Total	$381,910	$639	$(4,613)	$377,936

The amortized cost and fair value of investment securities available for sale as of December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities, marketable equity securities are shown separately.

(In thousands)
Maturing in:	Amortized Cost	Fair Value
One year or less	$1,564	$1,571
After one year through five years	17,318	17,299
After five years through ten years	30,254	30,197
After ten years	—	—
	49,136	49,067
Mortgage-backed securities-residential	337,489	338,904
SBA pool securities	2,799	2,784
Total	$389,424	$390,755

Securities available for sale with a fair value of $374.6 million and $337.1 million as of December 31, 2019 and December 31, 2018, respectively, were pledged, but not necessarily encumbered, to secure public funds and for other purposes required or permitted by law.

The following is a summary of the gross gains, gross losses and net tax benefit related to proceeds on sales of securities available for sale for the years ended December 31:

(In thousands)	2019	2018	2017
Proceeds on sales	$—	$19,542	$—
Gross gains	—	45	—
Gross losses	—	(333)	—
Net tax benefit	—	(68)	—

The following table presents the Company’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2019 and 2018.

	2019
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government- sponsored agencies	$19,758	$(214)	$-	$-	$19,758	$(214)
Mortgage-backed securities-residential	78,982	(382)	69,142	(568)	148,124	(950)
SBA pool securities	—	—	2,784	(15)	2,784	(15)
State and political subdivisions	783	(1)	-	-	783	(1)
Total	$99,523	$(597)	$71,926	$(583)	$171,449	$(1,180)

	2018
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government- sponsored agencies	$18,840	$(103)	$33,600	$(881)	$52,440	$(984)
Mortgage-backed securities-residential	51,697	(303)	136,130	(3,136)	187,827	(3,439)
SBA pool securities	—	—	3,839	(44)	3,839	(44)
State and political subdivisions	421	(1)	7,274	(145)	7,695	(146)
Total	$70,958	$(407)	$180,843	$(4,206)	$251,801	$(4,613)

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

No other-than-temporary impairment charges were recognized in 2019, 2018 or 2017.

During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments” which resulted in the reclassification of the Company’s investment in the CRA investment fund from available for sale to equity securities, which resulted in a gain of $117,000 and a loss of $105,000 for the years ended December 31, 2019 and 2018, respectively.  This amount is included in securities (losses)/gains, net on the Consolidated Statements of Income.

3.  LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2019	Loans	2018	Loans
Residential mortgage	$549,138	12.50%	$571,570	14.55%
Multifamily mortgage	1,210,003	27.54	1,135,805	28.92
Commercial mortgage	761,244	17.32	702,165	17.88
Commercial loans (including equipment financing)	1,756,477	39.97	1,397,057	35.57
Commercial construction	5,306	0.12	—	—
Home equity lines of credit	57,248	1.30	62,191	1.58
Consumer loans, including fixed rate home equity loans	54,372	1.24	58,678	1.49
Other loans	349	0.01	465	0.01
Total loans	$4,394,137	100.00%	$3,927,931	100.00%

In determining an appropriate amount for the allowance for loan losses (“ALLL”), the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio classes have been identified as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2019	Loans	2018	Loans
Primary residential mortgage	$578,306	13.17%	$600,891	15.31%
Home equity lines of credit	57,248	1.30	62,191	1.58
Junior lien loan on residence	7,011	0.16	7,418	0.19
Multifamily property	1,210,003	27.56	1,135,805	28.94
Owner-occupied commercial real estate	249,419	5.68	261,193	6.65
Investment commercial real estate	1,095,182	24.95	1,001,918	25.53
Commercial and industrial	867,295	19.76	616,838	15.72
Lease financing	258,401	5.89	172,643	4.40
Farmland/Agricultural production	3,043	0.13	149	0.01
Commercial construction	5,520	0.07	86	0.01
Consumer and other	58,213	1.33	65,180	1.66
Total loans	$4,389,641	100.00%	$3,924,312	100.00%
Net deferred costs	4,496		3,619
Total loans including net deferred costs	$4,394,137		$3,927,931

The Company sold one C&I loan which totaled $5.0 million during 2019.  Loss on sale of loans sold in 2019 totaled $10,000.  The Company sold approximately $131.3 million in multifamily whole loans during 2018.  Loss on sale of whole loans sold in 2018 totaled approximately $4.4 million.  The Company sold approximately $109.9 million in residential and multifamily whole loans during 2017.  Gain on sale of whole loans sold in 2017 totaled approximately $412,000.

The Company, through the Bank, may extend credit to officers, directors and their associates. These loans are subject to the Company’s normal lending policy and Federal Reserve Bank Regulation O.

The following table shows the changes in loans to officers, directors and their associates:

(In thousands)	2019	2018
Balance, beginning of year	$4,574	$4,688
New loans	1,345	2,174
Repayments	(1,551)	(2,288)
Loans with individuals no longer considered related parties	(204)	—
Balance, at end of year	$4,164	$4,574

The following tables present the loan balances by portfolio segment, based on impairment method, and the corresponding balances in the ALLL as of December 31, 2019 and 2018:

December 31, 2019
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$6,890	$215	$571,416	$1,875	$578,306	$2,090
Home equity lines of credit	3	—	57,245	128	57,248	128
Junior lien loan on residence	19	—	6,992	13	7,011	13
Multifamily property	—	—	1,210,003	6,037	1,210,003	6,037
Owner-occupied commercial real estate	379	—	249,040	2,064	249,419	2,064
Investment commercial real estate	22,605	1,000	1,072,577	14,988	1,095,182	15,988
Commercial and industrial	6,028	1,585	861,267	12,768	867,295	14,353
Lease financing	—	—	258,401	2,642	258,401	2,642
Secured by farmland and agricultural production	—	—	3,043	38	3,043	38
Commercial construction	—	—	5,520	27	5,520	27
Consumer and other	—	—	58,213	296	58,213	296
Total ALLL	$35,924	$2,800	$4,353,717	$40,876	$4,389,641	$43,676

December 31, 2018
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$9,518	$262	$591,373	$3,244	$600,891	$3,506
Home equity lines of credit	255	—	61,936	164	62,191	164
Junior lien loan on residence	36	—	7,382	15	7,418	15
Multifamily property	1,262	—	1,134,543	5,959	1,135,805	5,959
Owner-occupied commercial real estate	1,574	—	259,619	2,614	261,193	2,614
Investment commercial real estate	18,655	—	983,263	14,248	1,001,918	14,248
Commercial and industrial	—	—	616,838	9,839	616,838	9,839
Lease financing	—	—	172,643	1,772	172,643	1,772
Secured by farmland and agricultural production	—	—	149	2	149	2
Commercial construction	—	—	86	1	86	1
Consumer and other	—	—	65,180	384	65,180	384
Total ALLL	$31,300	$262	$3,893,012	$38,242	$3,924,312	$38,504

Impaired loans included nonaccrual loans of $28.9 million at December 31, 2019 and $25.7 million at December 31, 2018. Impaired loans also included performing troubled debt restructured loans of $2.4 million at December 31, 2019 and $4.3 million at December 31, 2018.  At December 31, 2019, the allowance allocated to troubled debt restructured loans totaled $2.8 million of which $2.7 million was allocated to nonaccrual loans.  At December 31, 2018, the allowance allocated to troubled debt restructured loans totaled $262,000 of which $161,000 was allocated to nonaccrual loans. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of December 31, 2019.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2019 and 2018:

	December 31, 2019
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$7,310	$6,071	$—	$7,186
Owner-occupied commercial real estate	450	379	—	1,099
Investment commercial real estate	9,663	8,138	—	14,115
Home equity lines of credit	5	3	—	77
Junior lien loan on residence	92	19	—	29
Total loans with no related allowance	$17,520	$14,610	$—	$22,506
With related allowance recorded:
Primary residential mortgage	$819	$819	$215	$1,011
Investment commercial real estate	15,064	14,467	1,000	4,832
Commercial and industrial	6,229	6,028	1,585	3,685
Total loans with related allowance	$22,112	$21,314	$2,800	$9,528
Total loans individually evaluated for impairment	$39,632	$35,924	$2,800	$32,034

	December 31, 2018
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$9,789	$8,502	$—	$8,042
Owner-occupied commercial real estate	2,741	1,574	—	2,025
Investment commercial real estate	20,179	18,655	—	13,999
Home equity lines of credit	257	255	—	123
Junior lien loan on residence	102	36	—	45
Multifamily property	1,262	1,262	—	105
Total loans with no related allowance	$34,330	$30,284	$—	$24,339
With related allowance recorded:
Primary residential mortgage	$1,016	$1,016	$262	$1,144
Total loans with related allowance	$1,016	$1,016	$262	$1,144
Total loans individually evaluated for impairment	$35,346	$31,300	$262	$25,483

Interest income recognized on impaired loans during 2019, 2018 and 2017 was not material.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2019 and 2018:

	December 31, 2019
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,533	$—
Home equity lines of credit	3	—
Junior lien loan on residence	19	—
Owner-occupied commercial real estate	379	—
Investment commercial real estate	17,919	—
Commercial and industrial	6,028	—
Total	$28,881	$—

	December 31, 2018
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$5,215	$—
Home equity lines of credit	235	—
Junior lien loan on residence	36	—
Owner-occupied commercial real estate	1,574	—
Investment commercial real estate	18,655	—
Total	$25,715	$—

The following tables present the recorded investment in past due loans as of December 31, 2019 and 2018 by class of loans, excluding nonaccrual loans:

	December 31, 2019
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,264	$—	$—	$1,264
Home equity lines of credit	80	—	—	80
Commercial and industrial	566	—	—	566
Total	$1,910	$—	$—	$1,910

	December 31, 2018
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$606	$491	$—	$1,097
Consumer and other	2	—	—	2
Total	$608	$491	$—	$1,099

Credit Quality Indicators:

The Bank places all commercial loans into various credit risk rating categories based on an assessment of the expected ability of the borrowers to properly service their debt.  The assessment considers numerous factors including, but not limited to, current financial information on the borrower, historical payment experience, strength of any guarantor, nature of and value of any collateral, acceptability of the loan structure and documentation, relevant public information and current economic trends.  This credit risk rating analysis is performed when the loan is initially underwritten and then annually based on set criteria in the loan policy.

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

The Bank uses the following regulatory definitions for criticized and classified risk ratings:

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

The table below presents, based on the most recent analysis performed, the risk category of loans by class of loans for December 31, 2019 and 2018.

December 31, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$570,353	$853	$7,100	$—
Home equity lines of credit	57,245	—	3	—
Junior lien loan on residence	6,992	—	19	—
Multifamily property	1,209,288	—	715	—
Owner-occupied commercial real estate	247,388	—	2,031	—
Investment commercial real estate	1,053,445	6,325	35,412	—
Commercial and industrial	847,285	6,382	13,628	—
Lease financing	258,401	—	—	—
Secured by farmland and agricultural	3,043	—	—	—
Commercial construction	5,437	83	—	—
Consumer and other loans	58,213	—	—	—
Total	$4,317,090	$13,643	$58,908	$—

December 31, 2018
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$590,372	$943	$9,576	$—
Home equity lines of credit	61,936	—	255	—
Junior lien loan on residence	7,382	—	36	—
Multifamily property	1,130,926	3,263	1,616	—
Owner-occupied commercial real estate	255,417	249	5,527	—
Investment commercial real estate	948,300	20,756	32,862	—
Commercial and industrial	608,262	417	8,159	—
Lease financing	172,643	—	—	—
Secured by farmland and agricultural	149	—	—	—
Commercial construction	—	86	—	—
Consumer and other loans	64,946	—	234	—
Total	$3,840,333	$25,714	$58,265	$—

At December 31, 2019, $35.9 million of substandard loans were also considered impaired as compared to $31.2 million at December 31, 2018.

The tables below present a roll forward of the ALLL for the years ended December 31, 2019, 2018 and 2017.

	January 1,				December 31,
	2019				2019
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,506	$(80)	$205	$(1,541)	$2,090
Home equity lines of credit	164	—	10	(46)	128
Junior lien loan on residence	15	—	11	(13)	13
Multifamily property	5,959	—	—	78	6,037
Owner-occupied commercial real estate	2,614	—	1,060	(1,610)	2,064
Investment commercial real estate	14,248	—	—	1,740	15,988
Commercial and industrial	9,839	—	17	4,497	14,353
Lease financing	1,772	—	—	870	2,642
Secured by farmland and agricultural	2	—	—	36	38
Commercial construction	1	—	—	26	27
Consumer and other	384	(55)	4	(37)	296
Total ALLL	$38,504	$(135)	$1,307	$4,000	$43,676

	January 1,				December 31,
	2018				2018
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,085	$(138)	$160	$(601)	$3,506
Home equity lines of credit	221	—	10	(67)	164
Junior lien loan on residence	12	—	68	(65)	15
Multifamily property	10,007	—	—	(4,048)	5,959
Owner-occupied commercial real estate	2,385	(361)	66	524	2,614
Investment commercial real estate	11,933	(1,335)	45	3,605	14,248
Commercial and industrial	6,563	(46)	109	3,213	9,839
Lease financing	884	—	—	888	1,772
Secured by farmland and agricultural	—	—	—	2	2
Commercial construction	1	—	—	—	1
Consumer and other	349	(68)	4	99	384
Total ALLL	$36,440	$(1,948)	$462	$3,550	$38,504

	January 1,				December 31,
	2017				2017
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,666	$(889)	$173	$1,135	$4,085
Home equity lines of credit	233	(23)	62	(51)	221
Junior lien loan on residence	16	(99)	26	69	12
Multifamily property	11,192	—	—	(1,185)	10,007
Owner-occupied commercial real estate	1,774	(734)	—	1,345	2,385
Investment commercial real estate	10,909	(123)	23	1,124	11,933
Commercial and industrial	4,164	(76)	115	2,360	6,563
Lease financing	—	—	—	884	884
Secured by farmland and agricultural	2	—	—	(2)	—
Commercial construction	9	—	—	(8)	1
Consumer and other	243	(77)	4	179	349
Total ALLL	$32,208	$(2,021)	$403	$5,850	$36,440

Troubled Debt Restructurings: The Company has allocated $2.8 million and $262,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2019 and December 31, 2018, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the years ended December 31, 2019, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2019:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$530	$530
Commercial and industrial	5	6,028	6,028
Total	7	$6,558	$6,558

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2018:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$909	$909
Investment commercial real estate	1	15,202	15,202
Total	3	$16,111	$16,111

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2017:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	6	$1,223	$1,223
Total	6	$1,223	$1,223

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses.  In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructuring during the years ended December 31, 2019, 2018 and 2017.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2019 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$201
Total	1	$201

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

The defaults described above did not have a material impact on the allowance for loan losses during 2019 and 2017.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy. The modification of the terms of such loans may include one or more of the following: (1) a reduction of the stated interest rate of the loan to a rate that is lower than the current market rate for new debt with similar risk; (2) an extension of an interest only period for a predetermined period of time; (3) an extension of the maturity date; or (4) an extension of the amortization period over which future payments will be computed.  At the time a loan is restructured, the Bank performs an underwriting analysis, which includes, at a minimum, obtaining current financial statements and tax returns, copies of all leases, and an updated independent appraisal of the property. A loan will continue to accrue interest if it can be reasonably determined that the borrower should be able to perform under the modified terms, that the loan has not been chronically delinquent (both to debt service and real estate taxes) or in nonaccrual status since its inception, and that there have been no charge-offs on the loan.  Restructured loans with previous charge-offs would not accrue interest at the time of the troubled debt restructuring. At a minimum, six consecutive months of contractual payments would need to be made on a restructured loan before returning it to accrual status. Once a loan is classified as a TDR, the loan is reported as a TDR until the loan is paid in full, sold or charged-off.  In rare circumstances, a loan may be removed from TDR status, if it meets the requirements of ASC 310-40-50-2.

4.  PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2019	2018
Land and land improvements	$6,332	$6,243
Buildings	12,741	12,653
Furniture and equipment	21,594	20,644
Leasehold improvements	12,228	11,943
Projects in progress	475	145
Capital lease asset	—	11,237
	53,370	62,865
Less: accumulated depreciation	32,457	35,457
Total	$20,913	$27,408

The Company has classified capital leases as a finance lease right-of-use asset under the new lease guidance for 2019.  Capital leases were including in premises and equipment for 2018.

The following table presents capital leases as of December 31,

(In thousands)	2019	2018
Land and buildings	$11,237	$11,237
Less: accumulated depreciation	6,159	5,411
Total	$5,078	$5,826

Projects in progress represents costs associated with renovations to the Company’s headquarters in addition to smaller renovation or equipment installation projects at other locations.

The Company recorded depreciation expense of $3.1 million, $3.1 million and $3.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company leases its corporate headquarters building under a capital lease, classified as a finance lease right-of-use asset under the new lease guidance for 2019. The lease arrangement requires monthly payments through 2025.  Related depreciation expense of $607,000 is included in each of the 2019, 2018 and 2017 results.

The Company also leases its Gladstone branch after completing a sale-leaseback transaction involving the property in 2011. The lease arrangement requires monthly payments through 2031. The deferred gain was removed as a cumulative-effect adjustment upon adoption of the new accounting guidance in topic 842 effective January 1, 2019. Related depreciation expense and accumulated depreciation of $141,000 is included in each of the 2019, 2018 and 2017 results.

The following is a schedule by year of future minimum lease payments under finance lease right-of-use asset, together with the present value of net minimum lease payments as of December 31, 2019:

(In thousands)
2020	$1,195
2021	1,233
2022	1,391
2023	1,456
2024	1,456
Thereafter	2,283
Total minimum lease payments	9,014
Less: amount representing interest	1,416
Present value of net minimum lease payments	$7,598

5.  OTHER REAL ESTATE OWNED

At December 31, 2019, the Company had other real estate owned, net of valuation allowances, totaling $50,000.  At December 31, 2018, the Company did not have other real estate owned.

The following table shows the activity in other real estate owned, excluding the valuation allowance, for the years ended December 31:

(In thousands)	2019	2018
Balance, beginning of year	$—	$2,090
OREO properties added	386	—
Sales during year	(336)	(2,090)
Balance, end of year	$50	$—

The following table shows the activity in the valuation allowance for the years ended December 31:

(In thousands)	2019	2018	2017
Balance, beginning of year	$—	$—	$—
Additions charged to expense	—	232	—
Direct writedowns	—	(232)	—
Balance, end of year	$—	$—	$—

The following table shows expenses related to other real estate owned for the years ended December 31:

(In thousands)	2019	2018	2017
Net loss/(gain) on sales	$—	$58	$—
Provision for unrealized losses	—	232	—
Operating expenses, net of rental income	9	190	117
Total	$9	$480	$117

6.  DEPOSITS

Time deposits over $250,000 totaled $223.7 million and $160.3 million at December 31, 2019 and 2018, respectively.

The following table sets forth the details of total deposits as of December 31:

(Dollars in thousands)	2019		2018
Noninterest-bearing demand deposits	$529,281	12.47%	$463,926	11.91%
Interest-bearing checking	1,510,363	35.59	1,247,305	32.02
Savings	112,652	2.66	114,674	2.94
Money market	1,196,313	28.19	1,243,369	31.92
Certificates of deposit - retail	633,763	14.94	510,724	13.12
Certificates of deposit - listing service	47,430	1.12	79,195	2.03
Interest-bearing demand - Brokered	180,000	4.24	180,000	4.62
Certificates of deposit - Brokered	33,709	0.79	56,147	1.44
Total deposits	$4,243,511	100.00%	$3,895,340	100.00%

The scheduled maturities of time deposits as of December 31, 2019 are as follows:

(In thousands)
2020	$480,064
2021	120,344
2022	50,792
2023	8,422
2024	28,349
Over 5 Years	26,931
Total	$714,902

7.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from FHLB totaled $105.0 million at December 31, 2019, with a weighted average interest rate of 3.20 percent.  Advances from FHLB totaled $108.0 million at December 31, 2018, with a weighted average interest rate of 3.17 percent.

At December 31, 2019, advances totaling $105.0 million, with a weighted average rate of 3.20 percent, have fixed maturity dates.  At December 31, 2018, advances totaling $108.0 million, with a weighted average rate of 3.17 percent, have fixed maturity dates.  At December 31, 2019, the fixed rate advances were secured by blanket pledges of certain 1-4 family residential mortgages totaling $347.5 million, multifamily mortgages totaling $773.1 million and securities totaling $154.3 million, while at December 31, 2018, the fixed rate advances were secured by blanket pledges of certain 1-4 family residential mortgages totaling $496.1 million, multifamily mortgages totaling $1.0 billion and securities totaling $58.5 million.

The scheduled principal repayments and maturities of advances as of December 31, 2019 are as follows:

(In thousands)
2020	$—
2021	60,000
2022	20,000
2023	25,000
2024	—
Over 5 years	—
Total	$105,000

Short-term borrowings consisted of overnight borrowings with the FHLB of $113.1 million with a rate of 1.81 percent and a one-month FHLB advance of $15.0 million with a rate of 1.79 percent.  The one-month FHLB advance is part of an interest rate swap designated as a cash flow hedge.  The cash flow hedge has a term of four years.  There were no short-term or overnight borrowings with the FHLB as of December 31, 2018. At December 31, 2019, unused short-term or overnight borrowing commitments totaled $1.3 billion from the FHLB, $22.0 million from correspondent banks and $1.5 billion at the Federal Reserve Bank of New York.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of December 31, 2019.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$34,784	$—	$34,784	$—
Mortgage-backed securities-residential	338,904	—	338,904	—
SBA pool securities	2,784	—	2,784	—
State and political subdivisions	11,215	—	11,215	—
Corporate bond	3,068	—	3,068	—
CRA investment fund	10,836	10,836	—	—
Loans held for sale, at fair value	2,881	—	2,881	—
Derivatives:
Cash flow hedges	121	—	121	—
Loan level swaps	32,381	—	32,381	—
Total	$436,974	$10,836	$426,138	$—

Liabilities:
Derivatives:
Cash flow hedges	$3,788	$—	$3,788	$—
Loan level swaps	32,381	—	32,381	—
Total	$36,169	$—	$36,169	$—

(In thousands)	December 31, 2018
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$102,013	$—	$102,013	$—
Mortgage-backed securities-residential	251,362	—	251,362	—
SBA pool securities	3,839	—	3,839	—
State and political subdivisions	17,610	—	17,610	—
Corporate bond	3,112	—	3,112	—
CRA investment fund	4,719	4,719	—	—
Loans held for sale, at fair value	1,576	—	1,576	—
Derivatives:
Cash flow hedges	1,657	—	1,657	—
Loan level swaps	9,689	—	9,689	—
Total	$395,577	$4,719	$390,858	$—

Liabilities:
Derivatives:
Cash flow hedges	$849	$—	$849	$—
Loan level swaps	9,689	—	9,689	—
Total	$10,538	$—	$10,538	$—

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2019 and December 31, 2018.

The following tables present residential loans held for sale, at fair value, at the dates indicated:

	December 31, 2019	December 31, 2018
Residential loans contractual balance	$2,839	$1,552
Fair value adjustment	42	24
Total fair value of residential loans held for sale	$2,881	$1,576

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2019.

The following table summarizes, for the period indicated, assets measured at fair value on a non-recurring basis:

Fair Value Measurements Using
Quoted
Prices In
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$13,467	$—	$—	$13,467

There were no loans measured for impairment using the fair value of collateral as of December 31, 2018.

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 are as follows:

		Fair Value Measurements at December 31, 2019 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$208,185	$208,185	$—	$—	$208,185
Securities available for sale	390,755	—	390,755	—	390,755
CRA investment fund	10,836	10,836	—	—	10,836
FHLB and FRB stock	24,068	—	—	—	N/A
Loans held for sale, at fair value	2,881	—	2,881	—	2,881
Loans held for sale, at lower of cost or fair value	14,667	—	15,126	—	15,126
Loans, net of allowance for loan losses	4,350,461	—	—	4,268,481	4,268,481
Accrued interest receivable	10,494	—	1,361	9,133	10,494
Cash flow hedges	121	—	121	—	121
Loan level swaps	32,381	—	32,381	—	32,381
Financial liabilities
Deposits	$4,243,511	$3,528,609	$718,818	$—	$4,247,427
Short-term borrowings	128,100	-	128,100	-	128,100
Federal Home Loan Bank advances	105,000	—	108,354	—	108,354
Subordinated debt	83,417	—	—	86,536	86,536
Accrued interest payable	2,357	392	1,910	55	2,357
Cash flow hedges	3,788	—	3,788	—	3,788
Loan level swaps	32,381	—	32,381	—	32,381

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 are as follows:

		Fair Value Measurements at December 31, 2018 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$160,773	$160,773	$—	$—	$160,773
Securities available for sale	377,936	—	377,936	—	377,936
CRA investment fund	4,719	4,719	—	—	4,719
FHLB and FRB stock	18,533	—	—	—	N/A
Loans held for sale, at fair value	1,576	—	1,576	—	1,576
Loans held for sale, at lower of cost or fair value	3,542	—	3,654	—	3,654
Loans, net of allowance for loan losses	3,889,427	—	—	3,852,004	3,852,004
Accrued interest receivable	10,814	—	1,875	8,939	10,814
Cash flow hedges	1,657	—	1,657	—	1,657
Loan level swaps	9,689	—	9,689	—	9,689
Financial liabilities
Deposits	$3,895,340	$3,249,274	$640,997	$—	$3,890,271
Federal Home Loan Bank advances	108,000	—	108,950	—	108,950
Subordinated debt	83,193	—	—	82,207	82,207
Accrued interest payable	2,868	331	2,482	55	2,868
Cash flow hedges	849	—	849	—	849
Loan level swaps	9,689	—	9,689	—	9,689

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

Loans:  At December 31, 2019 and 2018, respectively, the exit price observations are obtained from a third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations.  The valuation utilizes a discounted cash-flow based model relying on various assumptions including the probability of default, loss give default, portfolio liquidity and remaining term of the portfolio.  The new methodology is a result of the adoption of ASU 2016-01.

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

9.  REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.

The following table presents the sources of noninterest income for the years ended December 31:

(In thousands)	2019	2018	2017
Service charges on deposits
Overdraft fees	$662	$726	$715
Interchange income	1,238	1,251	1,164
Other	1,588	1,525	1,360
Wealth management fees	37,508	32,356	22,273
Investment brokerage fees	855	889	910
(Losses)/gains on sales of OREO	—	(58)	—
Other (a)	12,845	7,504	8,205
Total noninterest other income	$54,696	$44,193	$34,627
(a)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the years ended December 31:

	2019
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$662	$—	$662
Interchange income	1,238	—	1,238
Other	1,588	—	1,588
Wealth management fees	—	37,508	37,508
Investment brokerage fees	—	855	855
Losses on sales of OREO	—	—	—
Other (a)	11,511	1,334	12,845
Total noninterest income	$14,999	$39,697	$54,696

	2018
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$726	$—	$726
Interchange income	1,251	—	1,251
Other	1,525	—	1,525
Wealth management fees	—	32,356	32,356
Investment brokerage fees	—	889	889
Gains/(losses) on sales of OREO	(58)	—	(58)
Other (a)	6,569	935	7,504
Total noninterest income	$10,013	$34,180	$44,193

	2017
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$715	$—	$715
Interchange income	1,164	—	1,164
Other	1,360	—	1,360
Wealth management fees	—	22,273	22,273
Investment brokerage fees	—	910	910
Gains/(losses) on sales of OREO	—	—	—
Other (a)	7,704	501	8,205
Total noninterest income	$10,943	$23,684	$34,627

(a)	All of the other category is outside the scope of ASC 606.

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

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income by $138,000, $134,000, and $129,000 for 2019, 2018, and 2017, respectively.

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

Gains/(losses) on sales of OREO:  The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present.  The Company did not record a gain or loss in 2019 or 2017. The Company recorded a loss on sale of OREO of $58,000 for 2018.

Other:  All of the other income items are outside the scope of ASC 606.

10.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31:

(In thousands)	2019	2018	2017
Professional and legal fees	$4,506	$4,668	$4,486
Telephone	1,361	1,077	998
Advertising	1,363	1,340	1,108
Provision for ORE losses	—	232	—
Amortization of intangible assets	1,043	1,187	321
Other operating expenses	11,434	10,840	10,388
Total other operating expenses	$19,707	$19,344	$17,301

11.  INCOME TAXES

The income tax expense included in the consolidated financial statements for the years ended December 31 is allocated as follows:

(In thousands)	2019	2018	2017
Federal:
Current (benefit)/expense	$5,647	$(7,046)	$1,559
Deferred expense	6,087	16,908	13,922
State:
Current expense	3,028	3,554	2,133
Deferred expense	3,926	134	196
Total income tax expense	$18,688	$13,550	$17,810

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21 percent for both 2019 and 2018, respectively, and 35 percent for 2017, to income before taxes as a result of the following:

(In thousands)	2019	2018	2017
Computed “expected” tax expense	$13,886	$12,121	$19,008
(Decrease)/increase in taxes resulting from:
Tax-exempt income	(431)	(402)	(584)
State income taxes, net of Federal benefit	2,540	2,942	1,514
Impact of state tax reform, net of Federal benefit	2,954	—	—
Bank owned life insurance income	(277)	(290)	(475)
Life insurance expense	234	148	479
Gain on death benefit	—	(630)	—
Interest disallowance	146	115	124
Meals and entertainment expense	40	25	76
Stock-based compensation	(46)	(481)	(982)
Impact of Federal tax reform	—	—	(1,648)
Other	(358)	2	298
Total income tax expense	$18,688	$13,550	$17,810

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$11,369	$10,537
Tax net operating loss carryforward	6,163	7,046
Organization costs	13	13
Cash flow hedge	925	—
Unrealized loss on securities available for sale	—	969
Unrealized loss on equity security	43	79
Stock plan	2,874	1,534
Nonaccrual interest	74	31
Accrued compensation	2,956	189
Accrued expenses	1,402	—
Lease liabilities	3,234	—
Capital leases (2018)/Finance lease (2019)	768	1,051
Other	188	—
Total gross deferred tax assets	$30,009	$21,449
Deferred tax liabilities:
Lease financing	$44,841	$33,191
Cash flow hedge	—	265
Unrealized gain on securities available for sale	330	—
Deferred loan origination costs and fees	1,355	1,214
Deferred income	5,329	2,693
Amortization of intangible assets	239	—
Purchase accounting	908	—
Lease right-of-use asset	3,158
Other	—	115
Total gross deferred tax liabilities	56,160	37,478
Net deferred tax liability	$(26,151)	$(16,029)

Based upon taxes paid and projected future taxable income, Management believes that it is more likely than not that the Company that gross deferred tax assets will be realized. However, there can be no assurance that such assets will be realized if circumstances change.

At December 31, 2019 and 2018, the Company had no unrecognized tax benefits. The Company does not expect the amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  The Company has Federal tax net operating losses arising in 2019 related to accelerated depreciation on lease financing activity of approximately $45 million and may be carried forward indefinitely. These losses cannot be carried back.

On July 1, 2018, the 2019 New Jersey Budget was passed, which established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million.  The surtax was effective as of January 1, 2018 and continued through 2019. The surtax will adjust to 1.5 percent for 2020 and 2021. In addition, effective for taxable years beginning on or after January 1, 2019, banks will be required to file combined reports of taxable income including their parent holding company. New Jersey requires entities to report their real estate investment trust, registered investment company and investment company on a separate entity basis.  The Bank made an adjustment to income tax expense and deferred tax assets/liabilities to reflect the new state tax rate. The Company’s effective tax rate was 28.3 percent for 2019 as compared to 23.5 percent for 2018.  The Company’s effective tax rate for 2018 was positively affected by the adoption of ASU 2016-09 which resulted in a $538,000 reduction in income taxes.

The Company is subject to U.S. Federal income tax as well as income tax of various state jurisdictions. The Company is no longer subject to federal examination for tax years prior to 2016. The tax years of 2016, 2017 and 2018 remain open to federal examination. The Company is no longer subject to state and local examinations by tax authorities for tax years prior to 2015. The tax years of 2015, 2016, 2017 and 2018 remain open for state examination.

12.  BENEFIT PLANS

The Company sponsors a profit sharing plan and a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. Under the savings plan, the Company contributed two percent of compensation for each employee regardless of the employees’ contributions for the year ended December 31, 2019 and three percent of compensation for the years ended December 31, 2018 and 2017, as well as partially matching employee contributions.  Expense for the savings plan totaled approximately $1.7 million, $2.2 million, and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Contributions to the profit sharing plan are made at the discretion of the Board of Directors and all funds are invested solely in Company common stock. The Company did not contribute to the profit sharing plan in 2019, 2018 or 2017.

13.  STOCK-BASED COMPENSATION

The Company’s 2006 Long-Term Stock Incentive Plan and 2012 Long-Term Stock Incentive Plan allow the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. As of December 31, 2019, the total number of shares available for grant in all active plans was 1,500,256. There are no shares remaining for issuance with respect to the stock option plan approved in 2002; however, options granted under this plan are still included in the numbers below.

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

Changes in options outstanding during 2019 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2019	91,310	$13.63
Exercised during 2019	(18,660)	13.50
Expired during 2019	(930)	20.73
Forfeited during 2019	(300)	12.98
Balance, December 31, 2019	71,420	$13.57	2.10 years	$1,238
Vested and expected to vest	71,420	$13.57	2.10 years	$1,238
Exercisable at December 31, 2019	71,420	$13.57	2.10 years	$1,238

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on December 31, 2019 was $30.90.

There were no stock options granted in 2019.

As of December 31, 2019, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.

The Company issued service-based and performance-based restricted stock awards/units in 2019, 2018 and 2017.  Service-based awards/units vest ratably over a three or five-year period.There were 223,396 service-based restricted stock units granted during 2019.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance which is generally three years.  There were 47,770 performance-based restricted units granted during 2019.

As of December 31, 2019, there was $13,000 of total unrecognized compensation cost related to service-based awards. That cost is expected to be recognized over a weighted average period of 0.09 years.  As of December 31, 2019, there was $9.7 million of total unrecognized compensation cost related to service-based units.  That cost is expected to be recognized over a weighted average period of 1.13 years.  Total stock-based compensation expense recognized for stock awards/units totaled $5.9 million, $4.6 million and $3.5 million in 2019, 2018 and 2017, respectively, while total stock-based compensation expense recognized for stock options was $6,000 for 2017.  There was no stock-based compensation expense related to stock options for the years ended December 31, 2019 and 2018, respectively.

Changes in non-vested shares dependent on performance criteria for 2019 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2019	42,998	$35.33
Granted during 2019	47,770	26.34
Balance, December 31, 2019	90,768	30.60

Changes in service based restricted stock awards/units for 2019 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2019	366,541	$30.64
Granted during 2019	223,396	26.51
Vested during 2019	(153,063)	27.39
Forfeited during 2019	(4,146)	31.53
Balance, December 31, 2019	432,728	$29.65

14.  COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is a party to litigation arising from the conduct of its business.  Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner.

There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $673.8 million and $684.2 million at December 31, 2019 and 2018, respectively, which are not included in the accompanying consolidated financial statements.  These commitments include unused commercial and home equity lines of credit.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation.  Most of the Company’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less.  The maximum potential future payments the Company could be required to make equal the contract amount of the standby letters of credit and amounted to $20.3 million and $12.7 million at December 31, 2019 and 2018, respectively.  The fair value of the Company’s liability for financial standby letters of credit was insignificant at December 31, 2019.

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

The Company is a limited partner in a Small Business Investment Company (“SBIC”).  As of December 31, 2019, the Company had unfunded commitments of $1.8 million for its investment in SBIC qualified funds.

15.  LEASES

On January 1, 2019, the Company adopted FASB issued ASU No. 2016-02, “Leases” (Topic 842), which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability for all leases with terms longer than 12 months. The Company adopted the new lease guidance using the modified retrospective approach and elected the transition option issued under ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows entities to continue to apply the legacy guidance in ASC 840, Leases, to prior periods, including disclosure requirements. Accordingly, prior period financial results and disclosures have not been adjusted.

The Company maintains certain property and equipment under direct financing and operating leases. Upon adoption of the new lease guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $7.9 million and $8.2 million, respectively, on the consolidated statement of condition. As of December 31, 2019, the Company's operating lease ROU asset and operating lease liability totaled $12.1 million and $12.4 million, respectively. A weighted average discount rate of 3.05% was used in the measurement of the ROU asset and lease liability as of December 31, 2019.

The Company's leases have remaining lease terms between five months to 17 years, with a weighted average lease term of 6.33 years, at December 31, 2019. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $2.8 million for the year ended December 31, 2019.  The variable lease costs were $329,000 for the year ended December 31, 2019.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2019:

(In thousands)
2020	$2,859
2021	2,408
2022	1,886
2023	1,597
2024	1,192
Thereafter	2,638
Total lease payments	12,580
Less: imputed interest	157
Total present value of lease payments	$12,423

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the year ended December 31, 2019:

(In thousands)
Right-of-use asset obtained in exchange for lease obligation	$7,012
Operating cash flows from operating leases	2,623
Operating cash flows from direct finance leases	382
Financing cash flows from direct finance leases	748

16.  REGULATORY CAPITAL

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital.  Management believes that as of December 31, 2019, the Company and Bank meet all capital adequacy requirements to which they were subject at that date.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 and Tier I leverage ratios as set forth in the table.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total capital
(to risk-weighted assets)	$571,509	13.76%	$415,487	10.00%	$332,389	8.00%	$436,261	10.50%

Tier I capital
(to risk-weighted assets)	527,833	12.70	332,389	8.00	249,292	6.00	353,164	8.50

Common equity tier I
(to risk-weighted assets)	527,832	12.70	270,066	6.50	186,969	4.50	290,841	7.00

Tier I capital
(to average assets)	527,833	10.63	248,252	5.00	198,602	4.00	198,602	4.00

As of December 31, 2018:
Total capital
(to risk-weighted assets)	$543,008	14.59%	$372,186	10.00%	$297,749	8.00%	$367,533	9.88%

Tier I capital
(to risk-weighted assets)	504,504	13.56	297,749	8.00	223,311	6.00	293,096	7.88

Common equity tier I
(to risk-weighted assets)	504,502	13.56	241,921	6.50	167,484	4.50	237,268	6.38

Tier I capital
(to average assets)	504,504	11.32	222,912	5.00	178,330	4.00	178,330	4.00

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total capital
(to risk-weighted assets)	$590,614	14.20%	N/A	N/A	$332,783	8.00%	$436,778	10.50%

Tier I capital
(to risk-weighted assets)	463,521	11.14	N/A	N/A	249,587	6.00	353,582	8.50

Common equity tier I
(to risk-weighted assets)	463,520	11.14	N/A	N/A	187,190	4.50	291,185	7.00

Tier I capital
(to average assets)	463,521	9.33	N/A	N/A	198,792	4.00	198,792	4.00

As of December 31, 2018:
Total capital
(to risk-weighted assets)	$559,937	15.03%	N/A	N/A	$298,047	8.00%	$367,902	9.88%

Tier I capital
(to risk-weighted assets)	438,240	11.76	N/A	N/A	223,535	6.00	293,390	7.88

Common equity tier I
(to risk-weighted assets)	438,238	11.76	N/A	N/A	167,652	4.50	237,506	6.38

Tier I capital
(to average assets)	438,240	9.82	N/A	N/A	178,473	4.00	178,473	4.00

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

17.  DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position.  The notional amount of the interest rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swap Designated as Cash Flow Hedge:   Interest rate swaps with a notional amount of $245.0 million and $230.0 million at December 31, 2019 and 2018, respectively, were designated as cash flow hedges of certain interest-bearing deposits and FHLB advances.  On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment.  This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective.  As of December 31, 2019, there were no events or market conditions that would result in hedge ineffectiveness.  The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income.  The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer by considered effective.  The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Information about the interest rate swaps designated as cash flow hedges as of December 31, 2019 and 2018 is presented in the following table:

(Dollars in thousands)	2019	2018
Notional amount	$245,000	$230,000
Weighted average pay rate	2.05%	2.04%
Weighted average receive rate	1.83%	2.33%
Weighted average maturity	2.45 years	2.65 years
Unrealized (loss)/gain, net	$(3,667)	$808
Number of contracts	12	11

Net interest income recorded on these swap transactions totaled approximately $953,000 and $390,000 for the twelve months ended December 31, 2019 and 2018, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the year ended December 31:

2019
Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non- Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$(4,252)	$(223)	$—

2018
Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non- Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$(328)	$(124)	$—

During the second quarter of 2019, the Company recognized an unrealized after-tax gain of $189,000 in accumulated other comprehensive income/(loss) related to the termination of four interest rate swaps designated as cash flow hedges.  During the first quarter of 2018, the Company recognized an unrealized after-tax gain of $220,000 in accumulated other comprehensive income/(loss) related to the termination of two interest rate swaps designated as cash flow hedges.  These gains are being amortized into earnings other the remaining life of the terminated swaps.  The Company recognized pre-tax interest income of $223,000 and $124,000 for the years ended December 31, 2019 and 2018, respectively, related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

The following tables reflect the cash flow hedges included in the financial statements as of December 31, 2019 and 2018:

	December 31, 2019
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$245,000	$(3,667)
Total included in other assets	70,000	121
Total included in other liabilities	175,000	(3,788)

	December 31, 2018
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$808
Total included in other assets	130,000	1,657
Total included in other liabilities	100,000	(849)

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

Information about these swaps is as follows:

(Dollars in thousands)	December 31, 2019	December 31, 2018
Notional amount	$793,875	$558,690
Fair value	$32,381	$9,689
Weighted average pay rates	4.12%	4.44%
Weighted average receive rates	3.54%	4.24%
Weighted average maturity	7.3 years	7.1 years
Number of contracts	91	67

18.  SHAREHOLDERS’ EQUITY

The Company authorized a 5 percent (960,000 shares) stock repurchase program on July 25, 2019.  During the year ended December 31, 2019, the Company purchased 739,778 shares at an average price of $28.39 for a total cost of $21.0 million.

The Dividend Reinvestment Plan of the Company (the “Plan”) allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. The Plan provides that shares may be purchased directly from the Company out of its authorized but unissued or treasury shares, or in the open market. During 2018, the shares purchased under the Plan were from authorized but unissued shares and in the open market.  The price of shares purchased under the Plan will be the average price paid for such shares by the Plan’s administrator, Computershare Investor Services. The price to the Plan administrator of shares purchased directly from the Company with reinvested dividends or voluntary cash payments historically was 97 percent of their “fair market value,” as that term is herein defined in the Plan. However, on January 30, 2019, the Company filed a Registration Statement on Form S-3 which eliminated the three percent discount feature in our Plan. All of the 129,738 shares issued through the Plan in 2019 were purchased in the open market.  Total shares issued through the Plan in 2018 totaled 1,320,709 of which 542,302 of the shares purchased were from authorized but unissued shares, which resulted in additional capital of $16.7 million, while 778,407 were purchased in the open market.

19.  BUSINESS SEGMENTS

The Company assesses its results among two operating segments, Banking and Peapack Private. Management uses certain methodologies to allocate income and expense to the business segments. A funds transfer pricing methodology is used to assign interest income and interest expense. Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.

Banking

The Banking segment includes commercial (includes C&I and equipment finance), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support and sales.

Peapack Private

Peapack Private includes PGB Trust & Investments of Delaware, MCM, Quadrant, Lassus Wherley and Point View, includes investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.

The following table presents the statements of income and total assets for the Company’s reportable segments for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, 2019
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$114,983	$5,291	$120,274
Noninterest income	14,999	39,697	54,696
Total income	129,982	44,988	174,970
Provision for loan losses	4,000	—	4,000
Compensation and benefits	48,925	21,204	70,129
Premises and equipment expense	12,533	2,202	14,735
FDIC expense	277	—	277
Other noninterest expense	10,932	8,775	19,707
Total noninterest expense	76,667	32,181	108,848
Income before income tax expense	53,315	12,807	66,122
Income tax expense	15,069	3,619	18,688
Net income	$38,246	$9,188	$47,434

Total assets at period end	$5,095,744	$87,135	$5,182,879

	Year Ended December 31, 2018
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$110,001	$5,162	$115,163
Noninterest income	10,013	34,180	44,193
Total income	120,014	39,342	159,356
Provision for loan losses	3,550	—	3,550
Compensation and benefits	44,875	17,927	62,802
Premises and equipment expense	11,747	1,750	13,497
FDIC expense	2,443	—	2,443
Other noninterest expense	11,313	8,031	19,344
Total noninterest expense	73,928	27,708	101,636
Income before income tax expense	46,086	11,634	57,720
Income tax expense	10,819	2,731	13,550
Net income	$35,267	$8,903	$44,170

Total assets at period end	$4,547,179	$70,679	$4,617,858

	Year Ended December 31, 2017
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$105,353	$5,788	$111,141
Noninterest income	10,943	23,684	34,627
Total income	116,296	29,472	145,768
Provision for loan losses	5,850	—	5,850
Compensation and benefits	42,917	11,039	53,956
Premises and equipment expense	10,682	1,306	11,988
FDIC expense	2,366	—	2,366
Other noninterest expense	9,683	7,618	17,301
Total noninterest expense	71,498	19,963	91,461
Income before income tax expense	44,798	9,509	54,307
Income tax expense	14,691	3,119	17,810
Net income	$30,107	$6,390	$36,497

Total assets at period end	$4,202,957	$57,590	$4,260,547

20.  SUBORDINATED DEBT

In June 2016, the Company issued $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2016 Notes”) to certain institutional investors. The 2016 Notes are non-callable for five years, have a stated maturity of June 30, 2026, and bear interest at a fixed rate of 6.0% per year until June 30, 2021. From June 30, 2021 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 485 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $1.3 million and are being amortized to maturity.

Approximately $40.0 million of the net proceeds from the sale of the 2016 Notes were contributed by the Company to the Bank in the second quarter of 2016. The remaining funds (approximately $10 million) were retained by the Company for operational purposes.

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes are non-callable for five years, have a stated maturity of December 15, 2027, and bear interest at a fixed rate of 4.75% per year until December 15, 2022. From December 16, 2022 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 254 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $875,000 and are being amortized to maturity.

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

21.  ACQUISITIONS

The Company completed one acquisition in 2019, one acquisition in 2018, and two acquisitions in 2017, supporting the overall wealth management strategy.  The acquisitions were not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

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

On September 1, 2019, the Company acquired Point View. The purchase price was comprised of cash and common stock. The excess of the purchase price over the estimated fair value of the identifiable net assets was recorded as goodwill, none of which is deductible for tax purposes.

The fair value of the equity included as part of the consideration for the Company’s acquisitions was determined based on the closing price of the Company’s common shares on the acquisition date and totaled $5.0 million, $4.3 million and $3.6 million in the aggregate for 2019, 2018 and 2017, respectively.

The 2019 acquisition resulted in goodwill of $5.8 million as well as identifiable intangible assets.  The 2018 acquisition resulted in goodwill of $7.3 million as well as identifiable intangible assets. The two acquisitions during 2017 combined resulted in goodwill of $15.5 million as well as identifiable intangible assets. Identifiable intangible assets include tradename, customer relationships and non-compete agreements. No liabilities were assumed at the acquisition date.

Goodwill on the Company’s consolidated statement of financial condition totaled $30.2 million, and $24.4 million as of December 31, 2019 and 2018, respectively.  Of the $30.2 million of goodwill, $563,000 relates to the Banking segment and $29.6 million relates to the Wealth Management segment.

During 2019, the Company conducted its annual impairment analysis and concluded that there is no impairment of goodwill.

The table below presents a rollforward of goodwill and intangible assets for the years ended December 31, 2019, 2018 and 2017:

		Identifiable
(In thousands)	Goodwill	Intangible Assets
Balance as of January 1, 2017	$1,573	$1,535
Acquisitions during the period	15,534	5,466
Amortization during the period	—	321
Balance as of December 31, 2017	$17,107	$6,680
Acquisitions during the period	$7,310	$2,440
Amortization during the period	—	1,187
Balance as of December 31, 2018	$24,417	$7,933
Acquisitions during the period	$5,791	$3,490
Amortization and impairment during the period	—	1,043
Balance as of December 31, 2019	$30,208	$10,380

Amortization expense related to identifiable intangible assets was $1.0 million, $1.2 million, and $321,000 for 2019, 2018, and 2017, respectively.   The 2018 expense includes impairment expense of $405,000 resulting from the passing of the founder and managing principal of MCM.

Estimated amortization expense for each of the next five years is shown in the table below.

(In thousands)
2020	$1,287
2021	1,283
2022	1,127
2023	878
2024	646

22.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the years ended December 31, 2019, 2018 and 2017:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2018	Reclassifications	Income/(Loss)	2019	2019
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(3,006)	$4,012	$—	$4,012	$1,006

Gains/(losses) on cash flow hedge	661	(3,006)	(156)	(3,162)	(2,501)

Accumulated other comprehensive loss, net of tax	$(2,345)	$1,006	$(156)	$850	$(1,495)

		Cumulative		Amount	Other
		Effect		Reclassified	Comprehensive
		Adjustment	Other	From	Income/(Loss)
		for	Comprehensive	Accumulated	Twelve Months
	Balance at	Adoption	Income/(Loss)	Other	Ended	Balance at
	December 31,	of ASU	Before	Comprehensive	December 31,	December 31,
(In thousands)	2017	2018-01	Reclassifications	Income/(Loss)	2018	2018
Net unrealized holding loss on securities available for sale, net of tax	$(2,214)	$127	$(1,137)	$218	$(919)	$(3,006)

(Losses)/gains on cash flow hedge	1,002	$—	$(247)	$(94)	$(341)	$661

Accumulated other comprehensive loss, net of tax	$(1,212)	$127	$(1,384)	$124	$(1,260)	$(2,345)

		Cumulative		Amount	Other
		Effect		Reclassified	Comprehensive
		Adjustment	Other	From	Income/(Loss)
		for	Comprehensive	Accumulated	Twelve Months
	Balance at	Adoption	Income/(Loss)	Other	Ended	Balance at
	December 31,	of ASU	Before	Comprehensive	December 31,	December 31,
(In thousands)	2016	2018-02	Reclassifications	Income/(Loss)	2017	2017
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(1,091)	$(392)	$(731)	$—	$(731)	$(2,214)

(Losses)/gains on cash flow hedge	$(440)	$177	$1,265	$—	$1,265	$1,002

Accumulated other comprehensive loss, net of tax	$(1,531)	$(215)	$534	$—	$534	$(1,212)

The following represents the reclassifications out of accumulated other comprehensive income for the years ended December 31, 2019, 2018 and 2017:

	Years Ended
	December 31,
(In thousands)	2019	2018	2017	Affected Line Item in Statements of Income
Unrealized losses on securities available for sale:
Reclassification adjustment for amounts included in net income	$—	$288	$—	Securities losses, net
Income tax benefit	—	(70)	—	Income tax expense
Total reclassifications, net of tax	$—	$218	$—
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(223)	$(124)	$—	Interest expense
Income tax expense	67	30	—	Tax effect
Total reclassifications, net of tax	$(156)	$(94)	$—

23.  CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2019	2018
Assets
Cash	$13,931	$12,971
Interest-earning deposits	523	517
Total cash and cash equivalents	14,454	13,488
Investment in subsidiary	567,964	535,277
Other assets	4,920	3,734
Total assets	$587,338	$552,499
Liabilities
Subordinated debt	$83,417	$83,193
Other liabilities	269	293
Total liabilities	83,686	83,486
Shareholders’ equity
Common stock	16,733	16,459
Surplus	319,375	309,088
Treasury stock	(29,990)	(8,988)
Retained earnings	199,029	154,799
Accumulated other comprehensive loss	(1,495)	(2,345)
Total shareholders’ equity	503,652	469,013
Total liabilities and shareholders’ equity	$587,338	$552,499

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2019	2018	2017
Income
Dividend from Bank	$31,000	$—	$—
Other income	6	4	2
Total income	31,006	4	2
Expenses
Interest expense	4,895	4,887	3,206
Other expenses	721	480	554
Total expenses	5,616	5,367	3,760
Income/(loss) before income tax benefit and equity in undistributed earnings of Bank	25,390	(5,363)	(3,758)
Income tax benefit	(1,178)	(1,123)	(1,313)
Net income/(loss) before equity in undistributed earnings of Bank	26,568	(4,240)	(2,445)
Equity in undistributed earnings of Bank/(dividends in excess of earnings)	20,866	48,410	38,942
Net income	$47,434	$44,170	$36,497
Other comprehensive income/(loss)	850	(1,260)	534
Comprehensive income	$48,284	$42,910	$37,031

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$47,434	$44,170	$36,497
Undistributed earnings of Bank	(20,866)	(48,410)	(38,942)
Amortization of subordinated debt costs	224	171	135
Increase in other assets	(1,186)	(1,183)	(1,248)
(Decrease)/increase in other liabilities	(24)	(256)	113
Net cash provided by/(used in) operating activities	25,582	(5,508)	(3,445)

Cash flows from investing activities:
Capital contribution to subsidiary	—	(9,322)	(60,177)
Net cash used in investing activities	—	(9,322)	(60,177)

Cash flows from financing activities:
Cash dividends paid on common stock	(3,865)	(3,712)	(3,548)
Exercise of stock options, net of stock swaps	251	275	690
Proceeds from issuance of subordinated debt	—	—	34,125
Issuance of common shares (DRIP program)	—	16,677	36,588
Shares repurchase	(21,002)	—	—
Net cash (used in)/provided by financing activities	(24,616)	13,240	67,855

Net increase/(decrease) in cash and cash equivalents	966	(1,590)	4,233
Cash and cash equivalents at beginning of period	13,488	15,078	10,845
Cash and cash equivalents at end of period	$14,454	$13,488	$15,078

24.  SUPPLEMENTAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial data for the periods indicated:

Selected 2019 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$44,563	$44,603	$45,948	$45,556
Interest expense	14,556	15,335	15,863	14,642
Net interest income	30,007	29,268	30,085	30,914
Provision for loan losses	100	1,150	800	1,950
Wealth management fee income	9,174	9,568	9,501	10,120
Securities (losses)/gains, net	59	69	34	(45)
Other income	2,496	3,389	4,881	5,450
Operating expenses	25,715	26,173	26,259	26,701
Income before income tax expense	15,921	14,971	17,442	17,788
Income tax expense	4,496	3,421	5,216	5,555
Net income	$11,425	$11,550	$12,226	$12,233

Earnings per share-basic	$0.59	$0.59	$0.63	$0.64
Earnings per share-diluted	0.58	0.59	0.63	0.64

Selected 2018 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$37,068	$39,674	$40,163	$42,781
Interest expense	8,675	10,431	12,021	13,396
Net interest income	28,393	29,243	28,142	29,385
Provision for loan losses	1,250	300	500	1,500
Wealth management fee income	8,367	8,126	8,200	8,552
Securities gains/(losses), net	(78)	(36)	(325)	46
Other income	1,926	3,650	3,108	2,657
Operating expenses	23,337	24,941	24,284	25,524
Income before income tax expense	14,021	15,742	14,341	13,616
Income tax expense	3,214	3,832	3,617	2,887
Net income	$10,807	$11,910	$10,724	$10,729

Earnings per share-basic	$0.58	$0.63	$0.56	$0.56
Earnings per share-diluted	0.57	0.62	0.56	0.55

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2019, Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit and Risk Committees.

Based on this assessment, Management determined that, as of December 31, 2019, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of the Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the Company’s December 31, 2019 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors – Nominee for Election as Directors,” “Corporate Governance – Committee of the Board of Directors – Audit Committee,” “– Code of Business Conduct and Conflict of Interest Policy and Corporate Governance Principles,” and “Delinquent Section 16(a) Reports” in the 2020 Proxy Statement is incorporated herein by reference.

A copy of the Code of Business Conduct and Conflict of Interest Policy is available to shareholders on the “Governance Documents” section of the Investors Relations section of the Company’s website at www.pgbank.com.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience
Douglas L. Kennedy	63	2012	Chief Executive Officer
Jeffrey J. Carfora	61	2009	Chief Financial Officer
John P. Babcock	62	2014	President of Private Wealth Management
Robert A. Plante	60	2017	Chief Operating Officer
Lisa P. Chalkan	55	2016	Deputy Chief Credit Officer
Timothy E. Doyle	67	2019	Chief Credit Officer

Mr. Kennedy joined the Bank in October 2012 as Chief Executive Officer. He is a career banker with over 42 years of commercial banking experience. Previously, Mr. Kennedy served as Executive Vice President and Market President at Capital One Bank/North Fork and held key executive level positions with Summit Bank and Bank of America/Fleet Bank. Mr. Kennedy has a Bachelor’s Degree in Economics and an M.B.A. from Sacred Heart University in Fairfield, Connecticut.

Mr. Carfora joined the Bank in April 2009 as Chief Financial Officer having previously served as a Transitional Officer with New York Community Bank from April 2007 until January 2008 as a result of a merger with PennFed Financial Services Inc. and Penn Federal Savings Bank (collectively referred to as “PennFed”).  Prior to the merger, Mr. Carfora served as Chief Operating Officer of PennFed from October 2001 until April 2007 and Chief Financial Officer from December 1993 to October 2001. Mr. Carfora has nearly 40 years of experience, including 37 years in the banking industry. Mr. Carfora has a Bachelor’s Degree in Accounting and an M.B.A. in Finance, both from Fairleigh Dickinson University and is a Certified Public Accountant.

Mr. Babcock joined the Bank in March 2014 as Senior Executive Vice President of the Bank and President of Private Wealth Management.  Mr. Babcock has 39 years of experience in commercial and wealth management/private bank businesses in New York City and regional markets through mergers, expansions, rapid growth and periods of significant organizational change.  Prior to joining the Bank, Mr. Babcock was the managing director of the Northeast Mid-Atlantic region for the HSBC Private Bank.  Mr. Babcock graduated from Tulane University’s A.B. Freeman School of Business and has an M.B.A. from Fairleigh Dickinson University.  Mr. Babcock holds FINRA Series 7, 63 and 24 securities licenses.

Mr. Plante joined the Bank in March 2017 as Chief Operating Officer. Mr. Plante previously served as Chief Operating Officer at Israel Discount Bank New York. Mr. Plante also served as Chief Information Officer at CIT Group and also held senior leadership positions at GE Capital Global Consumer Finance and with the Geary Corporation, a privately held IT consulting Company. Mr. Plante has a Bachelor of Science in Business Administration in Finance, from the University of Vermont.

Ms. Chalkan joined the Bank in April 2015 as Senior Vice President and Chief Credit Officer.  Ms. Chalkan has more than 32 years of financial services experience with a concentration in risk management, credit administration, underwriting and managing of policies and procedures.  Ms. Chalkan was promoted to Executive Vice President and Chief Credit Officer in April 2016 and remained in that role until September 2019.  Ms. Chalkan then became Senior Vice President and Deputy Chief Credit Officer.  Prior to joining Peapack-Gladstone Bank in 2015, Ms. Chalkan served key roles at Capital One N.A. as Senior Vice President, Head of Commercial Policy; Director of Loan Administration/Commercial Banking and Manager of Middle Market Underwriting/New Jersey where she was responsible for defining the credit parameters and authorities for commercial business and the build-out of a centralized credit administration team.  Prior to her tenure at Capital One, Ms. Chalkan held key positions at Fleet Boston Financial/Bank of America, and HSBC Bank USA/HSBC Securities, Inc.

as Vice President, Underwriting Manager, in Small Business Services and Risk Review Field Manager, respectively. Ms. Chalkan holds a Bachelor of Arts Degree in Economics from Rutgers University.

Mr. Doyle joined the Bank in July 2015 as Senior Vice President and Chief Risk Officer.  Mr. Doyle was promoted to Executive Vice President and Chief Credit Officer in September 2019.  Mr. Doyle is responsible for directing the credit professionals and quality assurance teams to efficiently manage the growth of the Bank's loan originations and ensure continued high asset quality.  Mr. Doyle has over 30 years of financial services experience in risk management, as well as broad experience in transaction-intensive relationship banking, including structuring, execution, marketing and management.  Prior to joining Peapack-Gladstone Bank, Mr. Doyle served as Senior Vice President, Chief Credit Officer at Millennium bcp, Indus Bank and Crown Bank, where he specialized in credit and risk management.  Prior to that, he held credit and leadership responsibilities at Sovereign Bank, Summit Bank/Fleet National Bank and CIBC World Markets.  Mr. Doyle graduated with a Bachelor of Commerce with Honors and M.B.A. from the University of Windsor (Canada).  He is a member of the New Jersey Bankers Association, Commercial Lending Committee.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2020 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2019 for all equity compensation plans under which shares of our common stock may be issued:

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column

Equity
Compensation
Plans Approved
By Security
Holders	71,420	$13.57	1,500,256

Equity
Compensation
Plans Not
Approved By
Security Holders	N/A	N/A	N/A
Total	71,420	$13.57	1,500,256

The information set forth under the caption “Beneficial Ownership of Common Stock” in the 2020 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2020 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Proposal 4 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “– Audit Committee Pre-Approval Procedures” in the 2020 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2019 and 2018.
Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017.
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2019 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2019 Annual Report.

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

	E.	Description of Registrant’s Securities.

(10)	Material Contracts:
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

Change in Control Agreement dated as of March 14, 2018, by and among the Company, the Bank and Lisa P. Chalkan incorporated by reference to Exhibit 10(N) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2018. +

O.	Change in Control Agreement dated as of March 14, 2018, by and among the Company, the Bank and Timothy E. Doyle. +
P.

Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and Douglas L. Kennedy, incorporated by reference to Exhibit 10(A) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +

Q.

Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and John P. Babcock, incorporated by reference to Exhibit 10(A) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +

R.

Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and Jeffrey J. Carfora, incorporated by reference to Exhibit 10(A) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +

(21)	List of Subsidiaries:

(a) Subsidiaries of the Company:

		Percentage of Voting
	Jurisdiction	Securities Owned by
Name	of Incorporation	the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:

Name

PGB Trust and Investments of Delaware	Delaware	100%
Peapack-Gladstone Mortgage Group	New Jersey	100%
BGP RRE Holdings, LLC	New Jersey	100%
BGP CRE Painter Farm, LLC	New Jersey	100%
BGP CRE Heritage, LLC	New Jersey	100%
BGP CRE K&P Holdings, LLC	New Jersey	100%
BGP CRE Office Property, LLC	New Jersey	100%
Peapack Ventures, LLC	Delaware	100%
Peapack-Gladstone Realty, Inc.	New Jersey	100%
Peapack Capital Corporation	New Jersey	100%
Murphy Capital Management	New Jersey	100%
Quadrant Capital Management	New Jersey	100%
Lassus Wherley	New Jersey	100%
Point View	New Jersey	100%
PGB Securities, LLC	New Jersey	100%

Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(23)	Consent of Independent Registered Public Accounting Firm:
(23.1)	Consent of Crowe LLP
(24)	Power of Attorney
(31.1)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Jeffrey J. Carfora, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Dated:    March 13, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	President and Chief Executive Officer, and Director	March 13, 2020
Douglas L. Kennedy

/s/ Jeffrey J. Carfora	Senior Executive Vice President and Chief Financial Officer	March 13, 2020
Jeffrey J. Carfora

/s/ Francesco S. Rossi	Senior Vice President and Chief Accounting Officer	March 13, 2020
Francesco S. Rossi

/s/ F. Duffield Meyercord	Chairman of the Board	March 13, 2020
F. Duffield Meyercord

/s/ Carmen M. Bowser	Director	March 13, 2020
Carmen M. Bowser

/s/ Susan A. Cole	Director	March 13, 2020
Susan A. Cole

/s/ Anthony J. Consi II	Director	March 13, 2020
Anthony J. Consi II

/s/ Richard Daingerfield	Director	March 13, 2020
Richard Daingerfield

/s/ Edward A. Gramigna	Director	March 13, 2020
Edward A. Gramigna

/s/ Peter D. Horst	Director	March 13, 2020
Peter D. Horst

/s/ Steven A. Kass	Director	March 13, 2020
Steven A. Kass

/s/ Patrick J. Mullen	Director	March 13, 2020
Patrick J. Mullen

/s/ Philip W. Smith III	Director	March 13, 2020
Philip W. Smith III

/s/ Tony Spinelli	Director	March 13, 2020
Tony Spinelli

/s/ Beth Welsh	Director	March 13, 2020
Beth Welsh