Form 10-Q
period 2020-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2020-05-11
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2020

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

Number of shares of Common Stock outstanding as of May 1, 2020: 18,852,523

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share and per share data)

	(unaudited)	(audited)
	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$6,171	$6,591
Federal funds sold	102	102
Interest-earning deposits	767,730	201,492
Total cash and cash equivalents	774,003	208,185
Securities available for sale	400,558	390,755
Equity security, at fair value	14,034	10,836
FHLB and FRB stock, at cost	40,871	24,068
Loans held for sale, at fair value	3,853	2,881
Loans held for sale, at lower of cost or fair value	4,122	14,667
Loans	4,408,005	4,394,137
Less: Allowance for loan and lease losses	63,783	43,676
Net loans	4,344,222	4,350,461
Premises and equipment	21,243	20,913
Other real estate owned	50	50
Accrued interest receivable	11,816	10,494
Bank owned life insurance	46,309	46,128
Goodwill	30,208	30,208
Other intangible assets	10,057	10,380
Finance lease right-of-use assets	4,891	5,078
Operating lease right-of-use assets	11,553	12,132
Other assets	113,668	45,643
TOTAL ASSETS	$5,831,458	$5,182,879
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$581,085	$529,281
Interest-bearing deposits:
Checking	1,680,452	1,510,363
Savings	112,668	112,652
Money market accounts	1,163,410	1,196,313
Certificates of deposit - retail	651,000	633,763
Certificates of deposit - listing service	38,895	47,430
Subtotal deposits	4,227,510	4,029,802
Interest-bearing demand - brokered	180,000	180,000
Certificates of deposit - brokered	33,723	33,709
Total deposits	4,441,233	4,243,511
Short-term borrowings	515,000	128,100
Federal Home Loan Bank advances	105,000	105,000
Finance lease liabilities	7,402	7,598
Operating lease liabilities	11,852	12,423
Subordinated debt, net	83,473	83,417
Deferred tax liabilities, net	28,462	26,151
Due to brokers, securities settlements	10,885	7,951
Accrued expenses and other liabilities	131,711	65,076
TOTAL LIABILITIES	5,335,018	4,679,227
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 20,220,701 at March 31, 2020 and 20,074,766 at December 31, 2019; outstanding shares, 18,852,523 at March 31, 2020 and 18,926,810 at December 31, 2019	16,854	16,733
Surplus	320,269	319,375
Treasury stock at cost, 1,368,178 shares at March 31, 2020 and 1,147,956 shares at December 31, 2019	(36,477)	(29,990)
Retained earnings	199,453	199,029
Accumulated other comprehensive loss, net of income tax	(3,659)	(1,495)
TOTAL SHAREHOLDERS’ EQUITY	496,440	503,652
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$5,831,458	$5,182,879

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans	$42,305	$40,512
Interest on investments:
Taxable	2,459	2,684
Tax-exempt	58	93
Interest on loans held for sale	21	4
Interest on interest-earning deposits	552	1,270
Total interest income	45,395	44,563
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	6,443	8,061
Interest on certificates of deposit	3,694	3,234
Interest on borrowed funds	1,012	834
Interest on finance lease liability	90	99
Interest on subordinated debt	1,223	1,224
Subtotal - interest expense	12,462	13,452
Interest on interest-bearing demand - brokered	923	739
Interest on certificates of deposits - brokered	263	365
Total interest expense	13,648	14,556
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	31,747	30,007
Provision for loan and lease losses	20,000	100
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	11,747	29,907
OTHER INCOME
Wealth management fee income	9,955	9,174
Service charges and fees	816	816
Bank owned life insurance	328	338
Gains on loans held for sale at fair value (mortgage banking)	292	47
Loss on loans held for sale at lower of cost or fair value	(3)	—
Fee income related to loan level, back-to-back swaps	1,418	270
Gain on sale of SBA loans	1,054	419
Other income	459	606
Securities gains, net	198	59
Total other income	14,517	11,729
OPERATING EXPENSES
Compensation and employee benefits	19,226	17,156
Premises and equipment	4,043	3,388
FDIC insurance expense	250	277
Other operating expense	4,716	4,894
Total operating expenses	28,235	25,715
(LOSS)/INCOME BEFORE INCOME TAX (BENEFIT)/EXPENSE	(1,971)	15,921
Income tax (benefit)/expense	(3,344)	4,496
NET INCOME	$1,373	$11,425

EARNINGS PER SHARE
Basic	$0.07	$0.59
Diluted	$0.07	$0.58
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,858,343	19,350,452
Diluted	19,079,575	19,658,006

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$1,373	$11,425
Comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	5,799	2,288
	5,799	2,288

Tax effect	(1,412)	(560)
Net of tax	4,387	1,728

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	(8,878)	(1,547)
Reclassification adjustment for amounts included in net income	(71)	(31)
	(8,949)	(1,578)

Tax effect	2,398	466
Net of tax	(6,551)	(1,112)

Total other comprehensive income/(loss)	(2,164)	616

Total comprehensive income/(loss)	$(791)	$12,041

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2020 and March 31, 2019

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at December 31, 2019 18,926,810 common shares outstanding	$—	$16,733	$319,375	$(29,990)	$199,029	$(1,495)	$503,652
Net income	—	—	—	—	1,373	—	1,373
Comprehensive loss	—	—	—	—	—	(2,164)	(2,164)
Restricted stock units issued 150,084 shares	—	125	(125)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (37,106) shares	—	(31)	(570)	—	—	—	(601)
Amortization of restricted stock awards/units	—	—	1,541	—	—	—	1,541
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(949)	—	(949)
Share repurchase, (220,222) shares	—	—	—	(6,487)	—	—	(6,487)
Common stock options exercised, 5,600 shares	—	4	71	—	—	—	75
Exercise of warrants, 20,000 net of 13,469 shares used to exercise, 6,531 shares	—	6	(6)	—	—	—	—
Issuance of common stock for acquisition 20,826 shares	—	17	(17)	—	—	—	—
Balance at March 31, 2020 18,852,523 common shares outstanding	$—	$16,854	$320,269	$(36,477)	$199,453	$(3,659)	$496,440

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at December 31, 2018 19,337,662 common shares outstanding	$—	$16,459	$309,088	$(8,988)	$154,799	$(2,345)	$469,013
Cumulative adjustment for Leases (ASU 842)	—	—	—	—	661	—	661
Balance at January 1, 2019, adjusted	—	16,459	309,088	(8,988)	155,460	(2,345)	469,674
Net income	—	—	—	—	11,425	—	11,425
Comprehensive income	—	—	—	—	—	616	616
Restricted stock units issued 129,362 shares	—	108	(108)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (35,335) shares	—	(30)	(934)	—	—	—	(964)
Amortization of restricted stock awards/units	—	—	1,390	—	—	—	1,390
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(967)	—	(967)
Common stock options exercised, 300 shares	—	1	3	—	—	—	4
Exercise of warrants, 7,109 net of 4,218 shares used to exercise, 2,891 shares	—	2	(2)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 10,176 shares	—	8	286	—	—	—	294
Issuance of common stock for acquisition 307 shares	—	1	(1)	—	—	—	—
Balance at March 31, 2019 19,445,363 common shares outstanding	$—	$16,549	$309,722	$(8,988)	$165,918	$(1,729)	$481,472

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$1,373	$11,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	771	741
Amortization of premium and accretion of discount on securities, net	684	251
Amortization of restricted stock	1,541	1,390
Amortization of intangible assets	324	229
Amortization of subordinated debt costs	56	56
Provision for loan and lease losses	20,000	100
Deferred tax benefit	(3,520)	(4,105)
Stock-based compensation and employee stock purchase plan expense	41	45
Fair value adjustment for equity security	(198)	(59)
Loans originated for sale (1)	(30,247)	(10,030)
Proceeds from sales of loans held for sale (1)	31,095	9,298
Gain on loans held for sale (1)	(1,346)	(466)
Loss on loans held for sale at lower of cost or fair value	3	—
Increase in cash surrender value of life insurance, net	(181)	(201)
Increase in accrued interest receivable	(1,310)	(874)
(Increase)/decrease in other assets	(7,528)	16,412
(Decrease)/increase in accrued expenses and other liabilities	(4,174)	7,674
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,384	31,886
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	31,037	49,056
Redemptions of FHLB and FRB stock	12,072	135
Purchase of securities available for sale	(24,852)	(53,483)
Purchase of equity securities	(3,000)	—
Purchase of FHLB and FRB stock	(28,875)	(62)
Proceeds from sales of loans held for sale at lower of cost or fair value	10,067	—
Net (increase)/decrease in loans, net of participations sold	(13,761)	32,949
Purchase of premises and equipment	(914)	(173)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(18,226)	28,422
FINANCING ACTIVITIES:
Net increase in deposits	197,722	23,866
Net increase in short-term borrowings	386,900	—
Repayments of Federal Home Loan Bank advances	—	(3,000)
Dividends paid on common stock	(949)	(967)
Exercise of Stock Options, net of stock swaps	75	4
Restricted stock repurchased on vesting to pay taxes	(601)	(964)
Issuance of shares for employee stock purchase plan	—	294
Purchase of treasury shares	(6,487)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	576,660	19,233
Net increase in cash and cash equivalents	565,818	79,541
Cash and cash equivalents at beginning of period	208,185	160,773
Cash and cash equivalents at end of period	$774,003	$240,314
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$12,424	$12,993
Income tax, net	206	265
Securities purchase settled in subsequent period	10,885	—

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

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting solely of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2020, the results of operations, comprehensive income, shareholders’ equity and cash flow statements for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any future period.

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated financial statements also include the Bank’s wholly-owned subsidiaries:

•	PGB Trust & Investments of Delaware
•	Peapack Capital Corporation (“PCC”) (formed in the second quarter of 2017)
•	Murphy Capital Management (“MCM”) (acquired in the third quarter of 2017)
•	Lassus Wherley and Associates (“Lassus Wherley”) (acquired in the third quarter of 2018)
•	Point View Wealth Management, Inc. (“Point View”) (acquired in the third quarter of 2019)
•	Peapack-Gladstone Mortgage Group, Inc. owns 99 percent of Peapack Ventures, LLC and 79 percent of Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company
•	PGB Trust & Investments of Delaware owns one percent of Peapack Ventures, LLC
•	Peapack Ventures, LLC owns the remaining 21 percent of Peapack-Gladstone Realty, Inc.

While the following footnotes include the collective results of the Company, the Bank and their subsidiaries, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statement of condition and revenues and expenses for the period presented. Actual results could differ from those estimates.

Segment Information:  The Company’s business is conducted through two business segments: its banking subsidiary, which involves the delivery of loan and deposit products to customers, and Peapack Private, which includes asset management services to individuals and institutions. Management uses certain methodologies to allocate income and expense to the business segments.

The Banking segment includes commercial (includes C&I and equipment financing), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support services.

Peapack Private includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust & Investments of Delaware, MCM, Lassus Wherley, and Point View.  Wealth management fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of AUM at month-end.  Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e. trade date).

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

U.S. Small Business Administration (SBA) loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $60.6 million and $51.9 million as of March 31, 2020 and December 31, 2019, respectively.  SBA loans held for sale totaled $4.1 million and $4.6 million at March 31, 2020 and December 31, 2019, respectively.

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

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES“) Act, which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP.

The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under Accounting Standards Codification ("ASC") 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing appropriate allowance for credit losses on its loan portfolio.

The general component of the allowance covers non-impaired loans and is based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. As a result of the effects of the COVID-19 pandemic, the Company increased certain qualitative factors related to elevated levels of unemployment and approval loan deferral payment requests as businesses both locally and nationally have been shut down.  The Company also considered qualitative factors related to the following:  levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both March 31, 2020 and December 31, 2019, the multiple was 2.25 times for non-impaired special mention loans and 3.5 times for non-impaired substandard loans.

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

The ROU asset is measured at the amount of the lease liability adjusted for lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the ROU asset. Operating lease expense consists of: a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the ROU asset.

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

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures.

For the Company’s stock option plans, changes in options outstanding during the three months ended March 31, 2020 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2020	71,420	$13.57
Exercised during 2020	(5,600)	13.48
Expired during 2020	—	—
Forfeited during 2020	—	—
Balance, March 31, 2020	65,820	$13.58	2.02 years	$291
Vested and expected to vest	65,820	$13.58	2.02 years	$291
Exercisable at March 31, 2020	65,820	$13.58	2.02 years	$291

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2020 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on March 31, 2020 was $17.95.

There were no stock options granted during the three months ended March 31, 2020.

The Company has previously granted performance-based and service-based restricted stock awards/units. Service-based awards/units vest ratably over a three- or five-year period.  There were 439,270 service-based restricted stock units granted during the first quarter of 2020.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period which is generally three years.  There were 130,832 performance-based restricted stock units granted in the first quarter of 2020.

Changes in non-vested shares dependent on performance criteria for the three months ended March 31, 2020 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2020	90,768	$30.60
Granted during 2020	130,832	13.44
Balance, March 31, 2020	221,600	$20.47

Changes in service-based restricted stock awards/units for the three months ended March 31, 2020 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2020	432,728	$29.65
Granted during 2020	439,270	13.65
Vested during 2020	(153,278)	29.20
Forfeited during 2020	(8,349)	31.22
Balance, March 31, 2020	710,371	$19.83

As of March 31, 2020, there was $15.8 million of total unrecognized compensation cost related to service-based and performance-based units.  That cost is expected to be recognized over a weighted average period of 1.76 years. Stock compensation expense recorded for the first quarters of 2020 and 2019 totaled $1.5 million and $1.4 million, respectively.

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

The Company recorded $41,000 and $45,000 of expense in salaries and employee benefits expense for the three months ended March 31, 2020 and 2019, respectively.  Total shares issued under the ESPP during the first quarter of 2020 and 2019 were 0 and 10,176, respectively.

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2020	2019
Net income available to common shareholders	$1,373	$11,425

Basic weighted-average shares outstanding	18,858,343	19,350,452
Plus: common stock equivalents	221,232	307,554
Diluted weighted-average shares outstanding	19,079,575	19,658,006
Net income per share
Basic	$0.07	$0.59
Diluted	0.07	0.58

Restricted stock units totaling 570,102 and 243,747 were not included in the computation of diluted earnings per share because they were anti-dilutive as of March 31, 2020 and 2019, respectively. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2016 or by New Jersey tax authorities for years prior to 2015.

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

Comprehensive Income/(Loss): Comprehensive income/(loss) consists of net income and the change during the period in the Company’s net unrealized gains or losses on securities available for sale and unrealized gains and losses on cash flow hedge, net of tax, less adjustments for realized gains and losses.

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

Risks and Uncertainties: The COVID-19 pandemic has had a devastating effect on businesses both locally and nationally. As a result, Congress passed the CARES Act to provide fast and direct economic assistance to American workers, families and businesses. The CARES Act contains substantial tax and spending provisions including direct financial aid to American families, extensive emergency funding for hospitals and medical providers, and economic stimulus to significant impacted industry sectors.

The Company expects COVID-19 to have a significant impact on our operations but cannot determine or estimate the impact at this time.  It is possible that estimates made in the Company’s consolidated financial statements could be materially and adversely impacted as a result of these conditions, including estimates regarding expected provision for loan and lease losses and impairment of goodwill.

Goodwill and Other Intangible Assets:  Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. As a result of the COVID-19 pandemic and the resulting effect on economic markets due to government shutdowns of businesses both locally and nationally, Management determined that the COVID-19 pandemic resulted in a triggering event and performed an interim evaluation to determine if a goodwill impairment test should be performed at March 31, 2020.  Goodwill was primarily attributable to the Bank’s recent wealth acquisitions.  Assets under management and/or administration (“AUM/AUA”) did decline by 14 percent to $6.4 billion at March 31, 2020 from $7.5 billion at December 31, 2019.  The majority of the decline was attributable to market value decline in assets and not related to customer attrition.  Based on our assessment, Management concluded that a goodwill impairment test was not required as of March 31, 2020.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill and assembled workforce are the intangible assets with an indefinite life on our balance sheet.

Other intangible assets, which primarily consist of customer relationship intangible assets arising from acquisition, are amortized on an accelerated basis over their estimated useful lives, which range from 5 to 15 years.  Management determined that there was no impairment of intangible assets related to the events created by the COVID-19 pandemic.

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of March 31, 2020 and December 31, 2019 follows:

	March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasuries	$2,912	$6	$—	$2,918
U.S government-sponsored agencies	29,962	122	—	30,084
Mortgage-backed securities–residential	344,814	7,459	(566)	351,707
SBA pool securities	2,565	—	(12)	2,553
State and political subdivisions	10,175	29	(2)	10,202
Corporate bond	3,000	94	—	3,094
Total	$393,428	$7,710	$(580)	$400,558

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$34,961	$37	$(214)	$34,784
Mortgage-backed securities–residential	337,489	2,365	(950)	338,904
SBA pool securities	2,799	—	(15)	2,784
State and political subdivisions	11,175	41	(1)	11,215
Corporate bond	3,000	68	—	3,068
Total	$389,424	$2,511	$(1,180)	$390,755

The following tables present the Company’s available for sale securities in a continuous unrealized loss position and the approximate fair value of these investments as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities-residential	$43,044	$(280)	$20,532	$(286)	$63,576	$(566)
SBA pool securities	—	—	2,553	(12)	2,553	(12)
State and political subdivisions	777	(2)	—	—	777	(2)
Total	$43,821	$(282)	$23,085	$(298)	$66,906	$(580)

	December 31, 2019
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$19,758	$(214)	$—	$—	$19,758	$(214)
Mortgage-backed securities-residential	78,982	(382)	69,142	(568)	148,124	(950)
SBA pool securities	—	—	2,784	(15)	2,784	(15)
State and political subdivisions	783	(1)	—	—	783	(1)
Total	$99,523	$(597)	$71,926	$(583)	$171,449	$(1,180)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the credit worthiness of the issuers.  As of March 31, 2020, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

The Company has an investment in a CRA investment fund with a fair value of $14.0 million at March 31, 2020. The investment is classified as an equity security in our Consolidated Statements of Condition.  This security had a gain of $198,000  for the three months ended March 31, 2020.  This amount is included in securities gains/(losses), net on the Consolidated Statements of Income.

3.  LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of March 31, 2020 and December 31, 2019, consisted of the following:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2020	Loans	2019	Loans
Residential mortgage	$528,210	11.98%	$549,138	12.50%
Multifamily mortgage	1,203,487	27.30	1,210,003	27.54
Commercial mortgage	760,648	17.26	761,244	17.32
Commercial loans (including equipment financing)	1,803,158	40.90	1,756,477	39.97
Commercial construction	2,934	0.07	5,306	0.12
Home equity lines of credit	55,856	1.27	57,248	1.30
Consumer loans, including fixed rate home equity loans	53,365	1.21	54,372	1.24
Other loans	347	0.01	349	0.01
Total loans	$4,408,005	100.00%	$4,394,137	100.00%

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal Call Report codes.  The following portfolio classes have been identified as of March 31, 2020 and December 31, 2019:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2020	Loans	2019	Loans
Primary residential mortgage	$557,053	12.65%	$578,306	13.17%
Home equity lines of credit	55,856	1.27	57,248	1.30
Junior lien loan on residence	6,817	0.16	7,011	0.16
Multifamily property	1,203,487	27.33	1,210,003	27.56
Owner-occupied commercial real estate	251,293	5.71	249,419	5.68
Investment commercial real estate	1,092,294	24.81	1,095,182	24.95
Commercial and industrial	904,949	20.55	867,295	19.76
Lease financing	268,436	6.10	258,401	5.89
Farmland/agricultural production	2,725	0.06	3,043	0.07
Commercial construction loans	3,137	0.07	5,520	0.13
Consumer and other loans	56,998	1.29	58,213	1.33
Total loans	$4,403,045	100.00%	$4,389,641	100.00%
Net deferred costs	4,960		4,496
Total loans including net deferred costs	$4,408,005		$4,394,137

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan and lease losses (ALLL) as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$7,098	$58	$549,955	$3,115	$557,053	$3,173
Home equity lines of credit	2	—	55,854	237	55,856	237
Junior lien loan on residence	15	—	6,802	23	6,817	23
Multifamily property	—	—	1,203,487	9,104	1,203,487	9,104
Owner-occupied commercial real estate	368	—	250,925	2,838	251,293	2,838
Investment commercial real estate	22,554	4,000	1,069,740	23,671	1,092,294	27,671
Commercial and industrial	6,332	2,284	898,617	14,840	904,949	17,124
Lease financing	—	—	268,436	3,141	268,436	3,141
Farmland/agricultural production	—	—	2,725	38	2,725	38
Commercial construction loans	—	—	3,137	40	3,137	40
Consumer and other loans	—	—	56,998	394	56,998	394
Total ALLL	$36,369	$6,342	$4,366,676	$57,441	$4,403,045	$63,783

	December 31, 2019
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$6,890	$215	$571,416	$1,875	$578,306	$2,090
Home equity lines of credit	3	—	57,245	128	57,248	128
Junior lien loan on residence	19	—	6,992	13	7,011	13
Multifamily property	—	—	1,210,003	6,037	1,210,003	6,037
Owner-occupied commercial real estate	379	—	249,040	2,064	249,419	2,064
Investment commercial real estate	22,605	1,000	1,072,577	14,988	1,095,182	15,988
Commercial and industrial	6,028	1,585	861,267	12,768	867,295	14,353
Lease financing	—	—	258,401	2,642	258,401	2,642
Farmland/agricultural production	—	—	3,043	38	3,043	38
Commercial construction loans	—	—	5,520	27	5,520	27
Consumer and other loans	—	—	58,213	296	58,213	296
Total ALLL	$35,924	$2,800	$4,353,717	$40,876	$4,389,641	$43,676

Impaired loans include nonaccrual loans of $29.3 million at March 31, 2020 and $28.9 million at December 31, 2019. Impaired loans also include performing TDR loans of $2.4 million at March 31, 2020 and $2.4 million at December 31, 2019.  At March 31,2020, the allowance allocated to TDR loans totaled $6.3 million, of which all but $58,000 was allocated to nonaccrual loans.  At December 31, 2019, the allowance allocated to TDR loans totaled $2.8 million, of which $2.7 million was allocated to nonaccrual loans.  All accruing TDR loans were paying in accordance with restructured terms as of March 31, 2020.  The Company has not committed to lend additional amounts as of March 31, 2020 to customers with outstanding loans that are classified as TDR loans.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2020 and December 31, 2019 (The average impaired loans on the following tables represent year to date impaired loans.):

	March 31, 2020
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$7,643	$6,436	$—	$6,303
Owner-occupied commercial real estate	443	368	—	370
Investment commercial real estate	9,632	8,108	—	8,118
Home equity lines of credit	5	2	—	2
Junior lien loan on residence	90	15	—	18
Commercial and industrial	391	391	—	146
Total loans with no related allowance	$18,204	$15,320	$—	$14,957
With related allowance recorded:
Primary residential mortgage	$662	$662	$58	$664
Investment commercial real estate	15,064	14,446	4,000	14,453
Commercial and industrial	6,229	5,941	2,284	5,970
Total loans with related allowance	$21,955	$21,049	$6,342	$21,087
Total loans individually evaluated for impairment	$40,159	$36,369	$6,342	$36,044

	December 31, 2019
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$7,310	$6,071	$—	$7,186
Owner-occupied commercial real estate	450	379	—	1,099
Investment commercial real estate	9,663	8,138	—	14,115
Home equity lines of credit	5	3	—	77
Junior lien loan on residence	92	19	—	29
Total loans with no related allowance	$17,520	$14,610	$—	$22,506
With related allowance recorded:
Primary residential mortgage	$819	$819	$215	$1,011
Investment commercial real estate	15,064	14,467	1,000	4,832
Commercial and industrial	6,229	6,028	1,585	3,685
Total loans with related allowance	$22,112	$21,314	$2,800	$9,528
Total loans individually evaluated for impairment	$39,632	$35,924	$2,800	$32,034

Interest income recognized on impaired loans for the quarters ended March 31, 2020 and 2019 was not material.  The Company did not recognize any income on nonaccruing impaired loans for the three months ended March 31, 2020 and 2019.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,757	$—
Home equity lines of credit	2	—
Junior lien loan on residence	15	—
Owner-occupied commercial real estate	368	—
Investment commercial real estate	17,899	—
Commercial and industrial	6,283	—
Total	$29,324	$—

	December 31, 2019
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,533	$—
Home equity lines of credit	3	—
Junior lien loan on residence	19	—
Owner-occupied commercial real estate	379	—
Investment commercial real estate	17,919	—
Commercial and industrial	6,028	—
Total	$28,881	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019 by class of loans, excluding nonaccrual loans:

	March 31, 2020
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,509	$—	$—	$2,509
Home equity lines of credit	226	—	—	226
Owner-occupied commercial real estate	75	—	—	75
Investment commercial real estate	3,515	—	—	3,515
Commercial and industrial	1,935	—	—	1,935
Consumer and other loans	1	—	—	1
Total	$8,261	$—	$—	$8,261

	December 31, 2019
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,264	$—	$—	$1,264
Home equity lines of credit	80	—	—	80
Consumer and other loans	566	—	—	566
Total	$1,910	$—	$—	$1,910

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

As of March 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$548,902	$844	$7,307	$—
Home equity lines of credit	55,854	—	2	—
Junior lien loan on residence	6,802	—	15	—
Multifamily property	1,202,783	—	704	—
Owner-occupied commercial real estate	249,459	—	1,834	—
Investment commercial real estate	1,050,812	6,288	35,194	—
Commercial and industrial	885,059	6,008	13,882	—
Lease financing	268,436	—	—	—
Farmland/agricultural production	2,725	—	—	—
Commercial construction loans	3,055	82	—	—
Consumer and other loans	56,998	—	—	—
Total	$4,330,885	$13,222	$58,938	$—

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$570,353	$853	$7,100	$—
Home equity lines of credit	57,245	—	3	—
Junior lien loan on residence	6,992	—	19	—
Multifamily property	1,209,288	—	715	—
Owner-occupied commercial real estate	247,388	—	2,031	—
Investment commercial real estate	1,053,445	6,325	35,412	—
Commercial and industrial	847,285	6,382	13,628	—
Lease financing	258,401	—	—	—
Farmland/agricultural production	3,043	—	—	—
Commercial construction loans	5,437	83	—	—
Consumer and other loans	58,213	—	—	—
Total	$4,317,090	$13,643	$58,908	$—

At March 31, 2020, $36.4 million of substandard loans were also considered impaired, compared to December 31, 2019, when $35.9 million of substandard loans were also impaired.

The activity in the allowance for loan and lease losses for the three months ended March 31, 2020 is summarized below:

	January 1,				March 31,
	2020				2020
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,090	$—	$77	$1,006	$3,173
Home equity lines of credit	128	—	3	106	237
Junior lien loan on residence	13	—	—	10	23
Multifamily property	6,037	—	—	3,067	9,104
Owner-occupied commercial real estate	2,064	—	—	774	2,838
Investment commercial real estate	15,988	—	31	11,652	27,671
Commercial and industrial	14,353	—	3	2,768	17,124
Lease financing	2,642	—	—	499	3,141
Farmland/agricultural production	38	—	—	—	38
Commercial construction loans	27	—	—	13	40
Consumer and other loans	296	(8)	1	105	394
Total ALLL	$43,676	$(8)	$115	$20,000	$63,783

The activity in the allowance for loan and lease losses for the three months ended March 31, 2019 is summarized below:

	January 1,				March 31,
	2019				2019
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,506	$—	$42	$(71)	$3,477
Home equity lines of credit	164	—	2	(14)	152
Junior lien loan on residence	15	—	11	(11)	15
Multifamily property	5,959	—	—	(191)	5,768
Owner-occupied commercial real estate	2,614	—	—	(80)	2,534
Investment commercial real estate	14,248	—	—	162	14,410
Commercial and industrial	9,839	—	4	342	10,185
Lease financing	1,772	—	—	31	1,803
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	384	(11)	1	(68)	306
Total ALLL	$38,504	$(11)	$60	$100	$38,653

Troubled Debt Restructurings:

The Company has allocated $6.3 million and $2.8 million of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of March 31, 2020 and December 31, 2019, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The terms of certain loans were modified as TDRs when one or a combination of the following occurred:  a reduction of the stated interest rate of the loan; the maturity date was extended; or some other modification or extension occurred which would not be readily available in the market.

The following table presents loans by class modified as TDRs during the three-month period ended March 31, 2020:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	1	$253	$253
Commercial and industrial	1	48	48
Total	2	$301	$301

There were no loans modified as TDRs during the three-month period ended March 31, 2019.

The identification of the TDRs did not have a significant impact on the allowance for loan and lease losses.

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at March 31, 2020:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$200
Total	1	$200

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at March 31, 2019:

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

4.  DEPOSITS

Certificates of deposit, over $250,000, totaled $225.6 million and $223.7 million at March 31, 2020 and December 31, 2019, respectively.  The above totals exclude brokered certificates of deposit.

The following table sets forth the details of total deposits as of March 31, 2020 and December 31, 2019:

	March 31,		December 31,
	2020		2019
(Dollars in thousands)
Noninterest-bearing demand deposits	$581,085	13.08%	$529,281	12.47%
Interest-bearing checking (1)	1,680,452	37.83	1,510,363	35.59
Savings	112,668	2.54	112,652	2.66
Money market	1,163,410	26.20	1,196,313	28.19
Certificates of deposit - retail	651,000	14.66	633,763	14.94
Certificates of deposit - listing service	38,895	0.88	47,430	1.12
Subtotal deposits	4,227,510	95.19	4,029,802	94.97
Interest-bearing demand - Brokered	180,000	4.05	180,000	4.24
Certificates of deposit - Brokered	33,723	0.76	33,709	0.79
Total deposits	$4,441,233	100.00%	$4,243,511	100.00%

(1)	Interest-bearing checking includes $569.4 million at March 31, 2020 and $423.8 million at December 31, 2019 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of March 31, 2020 are as follows:

(In thousands)
2020	$366,756
2021	237,175
2022	53,539
2023	8,771
2024	29,239
Over 5 Years	28,138
Total	$723,618

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB totaled $105.0 million with a weighted average interest rate of 3.20 percent and $105.0 million with a weighted average interest rate of 3.20 percent at both March 31, 2020 and December 31, 2019, respectively.

The advances  had fixed maturity dates and were secured by blanket pledges of certain 1-4 family residential mortgages totaling $334.0 million, multifamily mortgages totaling $730.7 million and securities totaling $148.8 million at March 31, 2020, while at December 31, 2019, the fixed rate advances were secured by blanket pledges of certain 1-4 family residential mortgages totaling $347.5 million, multifamily mortgages totaling $773.1 million and securities totaling $154.3 million.

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2021	$60,000
2022	20,000
2023	25,000
Total	$105,000

Short-term borrowings consisted of two one-month FHLB advances totaling $515.0 million with a rate of 0.52 percent.  One- FHLB advance for $15 million is part of an interest rate swap designated as a cash flow hedge.  The cash flow hedge has a term of four years.  The remaining $500.0 million FHLB advance was transacted in mid-March specifically to increase the Company’s balance sheet liquidity in the event of significant depositor withdrawals and/or significant borrower draws on existing unused credit line in the current environment.  The borrowing was repaid on April 24, 2020. There were no overnight borrowings with the FHLB as of March 31, 2020 and December 31, 2019.  At March 31, 2020 unused short-term overnight borrowing commitments totaled $1.1 billion from FHLB, $22.0 million from correspondent banks and $1.4 billion at the Federal Reserve Bank of New York.

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

Peapack Private

Peapack Private includes PGB Trust & Investments of Delaware, MCM, Lassus Wherley and Point View, includes investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Company’s reportable segments for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$30,409	$1,338	$31,747
Noninterest income	4,229	10,288	14,517
Total income	34,638	11,626	46,264

Provision for loan and lease losses	20,000	—	20,000
Compensation and employee benefits	13,207	6,019	19,226
Premises and equipment expense	3,421	622	4,043
FDIC insurance expense	250	—	250
Other operating expense	2,606	2,110	4,716
Total operating expense	39,484	8,751	48,235
Income before income tax (benefit)/expense	(4,846)	2,875	(1,971)
Income tax (benefit)/expense	(3,893)	549	(3,344)
Net income/(loss)	$(953)	$2,326	$1,373

Total assets at period end	$5,734,495	$96,963	$5,831,458

	Three Months Ended March 31, 2019
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$28,566	$1,441	$30,007
Noninterest income	2,279	9,450	11,729
Total income	30,845	10,891	41,736

Provision for loan and lease losses	100	—	100
Compensation and employee benefits	11,997	5,159	17,156
Premises and equipment expense	2,925	463	3,388
FDIC insurance expense	277	—	277
Other operating expense	2,758	2,136	4,894
Total operating expense	18,057	7,758	25,815
Income before income tax expense	12,788	3,133	15,921
Income tax expense	3,611	885	4,496
Net income	$9,177	$2,248	$11,425

Total assets at period end	$4,582,200	$80,106	$4,662,306

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of March 31, 2020.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. treasuries	$2,918	$—	$2,918	$—
U.S. government-sponsored agencies	30,084	—	30,084	—
Mortgage-backed securities-residential	351,707	—	351,707	—
SBA pool securities	2,553	—	2,553	—
State and political subdivisions	10,202	—	10,202	—
Corporate bond	3,094	—	3,094	—
CRA investment fund	14,034	14,034	—	—
Loans held for sale, at fair value	3,853	—	3,853	—
Derivatives:
Loan level swaps	92,993	—	92,993	—
Total	$511,438	$14,034	$497,404	$—

Liabilities:
Derivatives:
Cash flow hedges	$12,616	$—	$12,616	$—
Loan level swaps	92,993	—	92,993	—
Total	$105,609	$—	$105,609	$—

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

The Company has elected the fair value option for certain loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2020 and December 31, 2019.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	March 31, 2020	December 31, 2019
Residential loans contractual balance	$3,789	$2,839
Fair value adjustment	64	42
Total fair value of residential loans held for sale	$3,853	$2,881

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2020.

The following tables summarize, for the periods indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$10,446	$—	$—	$10,446

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$13,467	$—	$—	$13,467

The carrying amounts and estimated fair values of financial instruments at March 31, 2020 are as follows:

		Fair Value Measurements at March 31, 2020 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$774,003	$774,003	$—	$—	$774,003
Securities available for sale	400,558	—	400,558	—	400,558
CRA investment fund	14,034	14,034	—	—	14,034
FHLB and FRB stock	40,871	—	—	—	N/A
Loans held for sale, at fair value	3,853	—	3,853	—	3,853
Loans held for sale, at lower of cost or fair value	4,122	—	4,535	—	4,535
Loans, net of allowance for loan and lease losses	4,344,222	—	—	4,674,834	4,674,834
Accrued interest receivable	11,816	—	1,589	10,227	11,816
Loan level swaps	92,993	—	92,993	—	92,993
Financial liabilities
Deposits	$4,441,233	$3,717,615	$734,404	$—	$4,452,019
Short-term borrowings	515,000	—	515,000	—	515,000
Federal home loan bank advances	105,000	—	110,196	—	110,196
Subordinated debt	83,473	—	—	85,315	85,315
Accrued interest payable	3,434	82	2,131	1,221	3,434
Cash flow hedges	12,616	—	12,616	—	12,616
Loan level swap	92,993	—	92,993	—	92,993

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 are as follows:

		Fair Value Measurements at December 31, 2019 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$208,185	$208,185	$—	$—	$208,185
Securities available for sale	390,755	—	390,755	—	390,755
CRA investment fund	10,836	10,836	—	—	10,836
FHLB and FRB stock	24,068	—	—	—	N/A
Loans held for sale, at fair value	2,881	—	2,881	—	2,881
Loans held for sale, at lower of cost or fair value	14,667	—	15,126	—	15,126
Loans, net of allowance for loan and lease losses	4,350,461	—	—	4,268,481	4,268,481
Accrued interest receivable	10,494	—	1,361	9,133	10,494
Cash flow Hedges	121	—	121	—	121
Loan level swaps	32,381	—	32,381	—	32,381
Financial liabilities
Deposits	$4,243,511	$3,528,609	$718,818	$—	$4,247,427
Short-term borrowings	128,100	—	128,100	—	128,100
Federal Home Loan Bank advances	105,000	—	108,354	—	108,354
Subordinated debt	83,417	—	—	86,536	86,536
Accrued interest payable	2,357	392	1,910	55	2,357
Cash flow hedges	3,788	—	3,788	—	3,788
Loan level swaps	32,381	—	32,381	—	32,381

8.  REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following table presents the sources of noninterest income for the periods indicated:

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Service charges on deposits
Overdraft fees	$147	$158
Interchange income	280	264
Other	389	394
Wealth management fees (a)	9,955	9,174
Other (b)	3,746	1,739
Total noninterest other income	$14,517	$11,729
(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
(In thousands)	2020			2019
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$147	$—	$147	$158	$—	$158
Interchange income	280	—	280	264	—	264
Other	389	—	389	394	—	394
Wealth management fees (a)	—	9,955	9,955	—	9,174	9,174
Other (b)	3,413	333	3,746	1,463	276	1,739
Total noninterest income	$4,229	$10,288	$14,517	$2,279	$9,450	$11,729

(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

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

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income by $32 thousand for both the first quarters of 2020 and 2019.

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

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2020	2019
Professional and legal fees	974	1,124
Telephone	324	280
Advertising	340	359
Amortization of intangible assets	324	229
Other operating expenses	2,754	2,902
Total other operating expenses	$4,716	$4,894

10.  ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended March 31, 2020 and 2019:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2020	Reclassifications	Income/(Loss)	2020	2020
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$1,006	$4,387	—	$4,387	$5,393

Gain/(loss) on cash flow hedges	(2,501)	(6,499)	(52)	(6,551)	(9,052)

Accumulated other comprehensive loss, net of tax	$(1,495)	$(2,112)	$(52)	$(2,164)	$(3,659)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2019	Reclassifications	Income/(Loss)	2019	2019
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(3,006)	$1,728	$—	$1,728	$(1,278)

Gain/(loss) on cash flow hedges	661	(1,090)	(22)	(1,112)	(451)

Accumulated other comprehensive loss, net of tax	$(2,345)	$638	$(22)	$616	$(1,729)

	Three Months Ended
	March 31,
(In thousands)	2020	2019	Affected Line Item in Income Statement
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(71)	$(31)	Interest expense
Income tax expense	19	9	Income tax expense
Total reclassifications, net of tax	$(52)	$(22)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $270.0 million and $245.0 million as of March 31, 2020 and December 31, 2019, respectively, were designated as cash flow hedges of certain interest-bearing deposits and FHLB advances. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of March 31, 2020, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of March 31, 2020 and December 31, 2019:

(Dollars in thousands)	March 31, 2020		December 31, 2019
Notional amount	$270,000		$245,000
Weighted average pay rate	1.94%		2.05%
Weighted average receive rate	1.47%		1.83%
Weighted average maturity	2.78	years	2.45	years
Unrealized gain/(loss), net	$(12,616)		$(3,667)

Number of contracts	13		12

Net interest income/(expense) recorded on these swap transactions totaled $(106,000) and $335,000 for the three months ended March 31, 2020 and 2019, respectively.

Cash Flow Hedges

The following table presents the net gain/(loss) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2020 and March 31, 2019:

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Interest rate contracts
Gain/(loss) recognized in OCI (effective portion)	$(8,878)	$(1,547)
Gain/(loss) reclassified from OCI to interest expense	(71)	(31)
Gain/(loss) recognized in other non-interest expense (ineffective portion)	—	—

During the first quarter of 2020, the Company recognized an unrealized after-tax gain of $26,000 in accumulated other comprehensive income/(loss) related to the termination of three interest rate swaps designated as cash flow hedges.  During the second quarter of 2019, the Company recognized an unrealized after-tax gain of $189,000 in accumulated other comprehensive income/(loss) related to the termination of four interest rate swaps designated as cash flow hedges.  These gains are being amortized into earnings over the remaining life of the terminated swaps.  The Company recognized pre-tax interest income of $71,000 and $31,000 for the three months ended March 31, 2020 and 2019, respectively, related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

	March 31, 2020
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits and FHLB advances	$270,000	$(12,616)
Total included in other assets	—	—
Total included in other liabilities	270,000	(12,616)

	December 31, 2019
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$245,000	$(3,667)
Total included in other assets	70,000	121
Total included in other liabilities	175,000	(3,788)

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

Information about these swaps is as follows:

(Dollars in thousands)	March 31, 2020		December 31, 2019
Notional amount	$864,035		$793,875
Fair value	$92,993		$32,381
Weighted average pay rates	4.03%		4.12%
Weighted average receive rates	2.76%		3.54%
Weighted average maturity	7.1	years	7.3	years

Number of contracts	98		91

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

The Company maintains certain property and equipment under direct financing and operating leases. Upon adoption of the new lease guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $7.9 million and $8.2 million, respectively, on the consolidated statement of condition. As of March 31, 2020, the Company's operating lease ROU asset and operating lease liability totaled $11.6 million and $11.9 million, respectively. As of December 31, 2019, the Company's operating lease ROU asset and operating lease liability totaled $12.1 million and $12.4 million, respectively.  A weighted average discount rate of 3.07% and 3.05% was used in the measurement of the ROU asset and lease liability as of March 31, 2020 and December 31, 2019, respectively.

The Company's leases have remaining lease terms between two months to 17 years, with a weighted average lease term of 6.18 years at March 31, 2020. The Company's leases had remaining lease terms between five months to 17 years, with a weighted average lease term of 6.33 years, at December 31, 2019. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $827,000 and $624,000 for the three months ended March 31, 2020 and 2019, respectively.  The variable lease costs were $89,000 and $73,000 for the three months ended March 31, 2020 and 2019, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of March 31, 2020:

(In thousands)
2020	$3,135
2021	2,449
2022	2,050
2023	1,577
2024	1,282
Thereafter	2,643
Total lease payments	13,136
Less: imputed interest	1,284
Total present value of lease payments	$11,852

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
(In thousands)	2020	2019
Right-of-use asset obtained in exchange for lease obligation	$157	$7,862
Operating cash flows from operating leases	728	567
Operating cash flows from direct finance leases	90	99
Financing cash flows from direct finance leases	187	187

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

In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842) Targeted Improvements” which allows entities adopting ASU No. 2016-02 to choose an additional transition method, under which an entity to initially applies the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendment in this update becomes effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company has elected the transition method permitted by ASU No. 2018-11 under which an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted.  Upon adoption of the new lease guidance on January 1, 2019, the Company recorded a lease liability of approximately $8.2 million, a right-of-use-asset of approximately $7.9 million and a cumulative effect adjustment to retained earnings of $661,000.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.  Due to the uncertainty created by the current environment under a provision provided by the CARES Act, the Company elected to delay the adoption of FASB’s new rule covering the CECL standard until the earlier of the termination date of the national emergency declared by President Trump under the National Emergencies Act on March 13, 2020, related to the outbreak of COVID-19, or December 31, 2020. Once the delay provision has been terminated, adoption will be retroactive to January 1, 2020. The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  The impact to the Company’s ALLL has not yet been calculated. The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio.  The Company has formed a CECL committee comprised of finance, accounting, and credit members. The Company has evaluated and selected a third-party firm to assist in the development of a CECL program, selected portfolio segmentations, loss methodologies and the probability of default/loss given default model to assist in the calculation of the ALLL in preparation for the change to the expected loss model. The Company continues to work towards implementing the accounting, reporting and governance processes required under the new standard and expect to complete the model implementation and validation. The Company expects to recognize a one-time cumulative-effect adjustment to our ALLL through retained earnings as of the January 1, 2020. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our consolidated financial condition or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU removes the following exceptions: exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is assessing ASU 2019-12 and its impact on its financial statements.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:  This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2019, in addition to/which include the following:

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

•	successful cyberattacks against our IT infrastructure and that of our IT, customers and third-party providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	our inability to successfully generate new business in new geographic markets;
•	our inability to execute upon new business initiatives;
•	a lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•	our inability to retain key employees;
•	a reduction in demand for loans and deposits in our market areas;
•	adverse changes in securities markets;
•	changes in accounting policies and practices;
•	effects related to a prolonged shutdown of the federal government which could impact SBA and other government lending programs; and
•	other unexpected material adverse changes in our operations or earnings.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate to near 0%, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	our wealth management revenues may decline with continuing market turmoil;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•	FDIC premiums may increase if the agency experience additional resolution costs.

Except as may be required by applicable law or regulation, the Company undertakes no duty to update any forward-looking statements to conform the statement to actual results or change in the Company’s expectations.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2019 contains a summary of the Company’s significant accounting policies.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2020 (1)	2019	2020 vs 2019
Results of Operations:
Net interest income	$31,747	$30,007	$1,740
Provision for loan and lease losses (1)	20,000	100	19,900
Net interest income after provision for loan and lease losses	11,747	29,907	(18,160)
Wealth management fee income (2)	9,955	9,174	781
Other income	4,562	2,555	2,007
Operating expense	28,235	25,715	2,520
(Loss)/Income before income tax (benefit)/expense	(1,971)	15,921	(17,892)
Income tax (benefit)/expense (3)	(3,344)	4,496	(7,840)
Net income	$1,373	$11,425	$(10,052)

Total revenue (Net interest income plus wealth management fee income and other income)	$46,264	$41,736	$4,528

Diluted average shares outstanding	19,079,575	19,658,006	(578,431)

Diluted earnings per share	$0.07	$0.58	$(0.51)

Return on average assets annualized (ROAA)	0.11%	0.98%	(0.87)%
Return on average equity annualized (ROAE)	1.08	9.65	(8.57)

	March 31,	December 31,	Change
	2020	2019	2020 vs 2019
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	13.91%	14.20%	(0.29)%
Tier I leverage ratio	8.93	9.33	(0.40)
Loans to deposits	99.25	103.55	(4.30)
Allowance for loan and lease losses to total loans	1.45	0.99	0.46
Allowance for loan and lease losses to nonperforming loans	217.51	151.23	66.28
Nonperforming loans to total loans	0.67	0.66	0.01

(1)

The March 2020 quarter included a provision for loan and lease losses of $20.0 million.  The increase in the provision for loan and lease losses was due primarily to the current environment created by the COVID-19 pandemic.

(2)	The March 2020 quarter included a full quarter of wealth management fee income and expense related to Point View Wealth Management, which was acquired effective September 1, 2019.
(3)	The March 2020 quarter included a $3.2 million tax benefit related to the carryback of tax net operating losses (“NOL”) to prior years when the Federal tax rate was 14% higher.

For the quarter ended March 31, 2020, the Company recorded revenue of $46.26 million, pretax loss of $1.97 million, net income of $1.37 million and diluted earnings per share of $0.07, compared to revenue of $41.74 million, pretax income of $15.92 million, net income of $11.43 million and diluted earnings per share of $0.58 for the same three-month period last year. The 2020 quarter included increased net interest income and non-interest income, which was offset by an increased provision for loan and lease losses and increased operating expenses (due in part to the wealth management firm acquired September 2019.) The increased provision for loan losses was due to increased qualitative factors associated with the increased unemployment rate and the level of loan payment deferral requests created by the COVID-19 pandemic and was driven principally by increased qualitative factors.  In comparing the first quarter of 2020 to the first quarter of 2019, revenue increased by 11%.  Net interest income benefitted from lower interest expense as the rates on our interest-bearing liabilities re-priced at a slightly faster rate than our interest-earning assets. Revenue was also positively affected by an increase in wealth management fee income due to growth in AUM/AUA from existing clients and the acquisition of Point View in September 2019, offset by the decrease in market value of the AUM/AUA over the quarter.  Capital markets activity resulted in $2.76 million of revenue for the first quarter of 2020 or an increase of $2.0 million from $736,000 for the same period in 2019.  Income from these programs are not linear each quarter, as some quarters will be higher than others.

COVID-19 Update: The COVID-19 pandemic has had a devastating effect on businesses both locally and nationally. As a result, Congress passed the CARES Act to provide fast and direct economic assistance to American workers, families and businesses. The CARES Act contains substantial tax and spending provisions including direct financial aid to American families, extensive emergency funding for hospitals and medical providers, and economic stimulus to significant impacted industry sectors.  Below are some of the measures the Company has implemented in response to COVID-19.

The Company has an Incident Response Team comprised of senior and departmental leaders that meet frequently to monitor and address the ongoing developments and challenges presented by the COVID-19 pandemic. The following represent responses by Management as a result of COVID-19:

•	The Company’s branch offices remain open via drive-thru facilities, ATM access, and on-line banking;
•	Management has leveraged technology to support employees that are working remotely;
•	Retail client initiatives have been introduced including:
1)	90-day or 180-day payment deferral period (the Company approved deferral requests relating to approximately $600 million or 14% of our portfolio as of April 22, 2020).
2)	Waiving all late fees for April/May/June;
3)	Not reporting payment deferrals or late payments to credit bureaus through June; and
4)

Utilized the PPP to assist both clients and community organizations with funding needs related to the pandemic (processed over 2,000 applications with approximately $600 million of approved loans as of April 28, 2020).

The Company will continue to prudently extend credit to our clients.  The Company expects COVID-19 to have a significant impact on our operations but cannot determine or estimate the impact at this time.

CONTRACTUAL OBLIGATIONS:  For a discussion of our contractual obligations, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.”

OFF-BALANCE SHEET ARRANGEMENTS:  For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements.”

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

The following table summarize the Company’s net interest income and margin for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
(Dollars in thousands)	NII	NIM	NII	NIM
NII/NIM excluding the below	$31,279	2.60%	$29,432	2.72%
Prepayment premiums received on loan paydowns	525	0.05%	432	0.04%
Effect of maintaining excess interest earning cash	(57)	-0.08%	143	-0.06%
NII/NIM as reported	$31,747	2.57%	$30,007	2.70%

Net interest income, on a fully tax-equivalent basis, increased $1.7 million, or 6 percent, for the first quarter of 2020 to $32.3 million from net interest income of $30.6 million for the same quarter in 2019.  The net interest margin was 2.57 percent and 2.70 percent for the three months ended March 31, 2020 and 2019, respectively, a decrease of 13 basis points.  The growth in net interest income for the three months ended March 31, 2020 was due to increases in the average balance of interest-earning assets and a decrease in the average cost of interest-bearing liabilities.  The increase in interest income was partially offset by increases in the average balance of interest-bearing liabilities for that same period offset by a decrease in the average yield on interest-earning assets.  The Company continues to be impacted by competitive pressures in attracting new loans and deposits, as well as retaining deposits.

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2020	2019
Residential mortgage loans originated for portfolio	$14,831	$10,839
Residential mortgage loans originated for sale	19,391	3,090
Total residential mortgage loans	34,222	13,929

Commercial real estate loans	8,858	21,025
Multifamily properties	61,998	21,122
C&I loans (A) (B)	42,908	141,128
Small business administration	13,830	9,050
Wealth Lines of Credit (A)	3,250	7,380
Total commercial loans	130,844	199,705

Installment loans	256	558
Home equity lines of credit (A)	3,632	1,607
Total loans closed	$168,954	$215,799

(A)	Includes loans and lines of credit that closed in the period but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

The Company manages its origination levels in conjunction with anticipated paydowns and payoffs. The Company has managed its balance sheet such that multifamily and 1-4 family residential loans declined as a percentage of the overall loan portfolio and C&I loans became a larger percentage of the overall loan portfolio.

At March 31, 2020, December 31, 2019 and March 31, 2019, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance.

The following table presents such concentration levels at the following periods:

	March 31,	December 31,	March 31,
	2020	2019	2019
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	207%	212%	198%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	188	192	180

Total CRE concentration	395%	404%	378%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	March 31, 2020			March 31, 2019
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$411,806	$2,459	2.39%	$387,566	$2,684	2.77%
Tax-exempt (1) (2)	10,534	131	4.97	17,345	210	4.84
Loans (2) (3):
Residential mortgages	535,114	4,576	3.42	571,637	4,895	3.43
Commercial mortgages	1,955,808	18,483	3.78	1,824,371	18,021	3.95
Commercial	1,758,137	18,593	4.23	1,379,585	16,750	4.86
Commercial construction	5,629	88	6.25	—	—	—
Installment	53,983	464	3.44	55,215	577	4.18
Home equity	55,654	614	4.41	60,421	766	5.07
Other	364	9	9.89	412	11	10.68
Total loans	4,364,689	42,827	3.92	3,891,641	41,020	4.22
Federal funds sold	102	—	0.25	101	—	0.25
Interest-earning deposits	251,566	552	0.88	237,251	1,270	2.14
Total interest-earning assets	5,038,697	45,969	3.65%	4,533,904	45,184	3.99%
Noninterest-earning assets:
Cash and due from banks	5,517			5,398
Allowance for loan and lease losses	(44,368)			(38,948)
Premises and equipment	21,145			21,467
Other assets	161,452			122,102
Total noninterest-earning assets	143,746			110,019
Total assets	$5,182,443			$4,643,923
LIABILITIES:
Interest-bearing deposits:
Checking	$1,540,798	$3,447	0.89%	$1,284,611	$3,710	1.16%
Money markets	1,192,049	2,981	1.00	1,208,004	4,335	1.44
Savings	110,905	15	0.05	114,003	16	0.06
Certificates of deposit - retail	698,019	3,694	2.12	607,178	3,234	2.13
Subtotal interest-bearing deposits	3,541,771	10,137	1.14	3,213,796	11,295	1.41
Interest-bearing demand - brokered	180,000	923	2.05	180,000	739	1.64
Certificates of deposit - brokered	33,715	263	3.12	56,154	365	2.60
Total interest-bearing deposits	3,755,486	11,323	1.21	3,449,950	12,399	1.44
FHLB advances and borrowings	183,398	1,012	2.21	105,900	834	3.15
Finance lease liabilities	7,475	90	4.82	8,244	99	4.80
Subordinated debt	83,439	1,223	5.86	83,213	1,224	5.88
Total interest-bearing liabilities	4,029,798	13,648	1.35%	3,647,307	14,556	1.60%
Noninterest-bearing liabilities:
Demand deposits	542,557			471,265
Accrued expenses and other liabilities	101,662			51,791
Total noninterest-bearing liabilities	644,219			523,056
Shareholders’ equity	508,426			473,560
Total liabilities and shareholders’ equity	$5,182,443			$4,643,923
Net interest income (tax-equivalent basis)		32,321			30,628
Net interest spread			2.30%			2.39%
Net interest margin (4)			2.57%			2.70%
Tax equivalent adjustment		(574)			(621)
Net interest income		$31,747			$30,007
(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended March 31, 2020
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$44	$(348)	$(304)
Loans	5,049	(3,242)	1,807
Interest-earning deposits	73	(791)	(718)
Total interest income	$5,166	$(4,381)	$785
LIABILITIES:
Interest-bearing checking	$711	$(974)	$(263)
Money market	(46)	(1,308)	(1,354)
Savings	—	(1)	(1)
Certificates of deposit - retail	495	(35)	460
Certificates of deposit - brokered	(1)	185	184
Interest bearing demand brokered	(165)	63	(102)
Borrowed funds	169	9	178
Capital lease obligation	(9)	—	(9)
Subordinated debt	3	(4)	(1)
Total interest expense	$1,157	$(2,065)	$(908)
Net interest income	$4,009	$(2,316)	$1,693

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $46.0 million for the first quarter of 2020 compared to $45.2 million for the same quarter of 2019, reflecting an increase of $785 thousand, or 2 percent.  Average interest-earning assets totaled $5.04 billion for the first quarter of 2020, an increase of $504.8 million, or 11 percent, from the same period of 2019. The average balance of the C&I loan portfolio increased $378.6 million, or 27 percent, from the first quarter of 2019, to $1.76 billion for the same quarter of 2020. The increase in this portfolio for the three months ended March 31, 2020 was attributed to: the addition of seasoned bankers including a new EVP, Head of Commercial Banking, in 2019 and an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton, New Jersey private banking offices.  The average balance of the commercial mortgage portfolio (which includes multifamily mortgage loans) increased $131.4 million, or 7 percent, from the first quarter of 2019, to $1.96 billion for the same quarter of 2020. The increases in this portfolio were in anticipation of maturities in the portfolio in the latter part of 2020.  These increases were partially offset by decreases in the average balance of the residential mortgage portfolio of $36.5 million, or 6 percent for the three months ended March 31, 2020, when compared to the same period in 2019. The Company continued to manage its balance sheet such that lower yielding, primarily fixed rate multifamily loans declined as a percentage of the overall loan portfolio and higher-yielding, primarily floating rate or short duration C&I loans became a larger percentage of the overall loan portfolio. The average balance of investment securities totaled $422.3 million for the first quarter of 2020 compared to $404.9 million for the same quarter of 2019, reflecting an increase of $17.4 million, or 4 percent.  Interest-earning deposits totaled $251.6 million for the three months ended March 31, 2020 when compared to $237.3 million for the same period in 2019, reflecting an increase of $14.3 million or 6 percent.  The increase in interest-earning deposits for the three months ended March 31, 2020 was primarily to increase the Company’s balance sheet liquidity in the event of significant depositor withdrawals and/or significant borrower draws on existing unused credit lines due to the current environment created by the COVID-19 pandemic.

For the quarters ended March 31, 2020 and 2019, the average yields earned on interest-earning assets were 3.65 percent and 3.99 percent, respectively, a decrease of 34 basis points.  The decrease in average rates on loans for the period was due to a declining rate environment combined with the Federal Open Market Committee reduction of the target Federal Funds rate to 0 percent to 0.25 percent in March 2020 due to the economic disruption caused by COVID-19. With the transformation to a commercial bank balance sheet and business model, the Company’s interest rate sensitivity models indicate the Company is asset sensitive as of March 31, 2020, and that net interest income would improve in both a rising rate environment and a falling rate environment as our adjustable rate assets have little room to re-price in this low rate environment. In the short term we will most likely see a decline in net interest income in the event of a change in interest rates as the full effect of rate decreases on our adjustable rate assets will occur at the beginning of the second quarter of 2020.

For the first quarter of 2020, the average balance of interest-bearing deposits was $3.76 billion, an increase of $305.5 million, or 9 percent, from the average balance for the same period of 2019. The $328.0 million, or 10 percent growth in the average balance of customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) has come from: an increase in retail deposits from our branch network; a focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth.  The growth was partially offset by a decline of $8.5 million in the average balance of listing service deposits as the Company has chosen not to participate in such programs for the foreseeable future, so maturing listing service deposits are not replaced with new listing service deposits.

Average rates paid on total interest-bearing deposits were 1.21 percent and 1.44 percent for the first quarters of 2020 and 2019, respectively, a decrease of 23 basis points.  The decrease in the average rate paid on deposits was principally due to repricing of our deposit base to align with the recent Fed rate decreases.

For the first quarter of 2020, the average balance of borrowings was $183.4 million, an increase of $77.5 million when compared to the same period in 2019.  The increase in borrowings was principally due to a $500.0 million one-month FHLB advance entered into in March 2020 to increase the Company’s balance sheet liquidity in the event of significant depositor withdrawals and/or significant borrower draws on existing unused credit lines in the current environment. As of late April, client deposits continued to increase, and borrower draws on unused lines were minimal, and the Company repaid the borrowing.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $478.2 million for the three months ended March 31, 2020 compared to $433.7 million for the three months ended March 31, 2019.

The average balance of brokered interest-bearing demand deposits was $180.0 million for both the three months ended March 31, 2020 and 2019, respectively.  The Company has transacted $180.0 million of interest rate swaps against these deposits as part of the Company’s interest rate risk management program.

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

At March 31, 2020, the Company had investment securities available for sale with a fair value of $400.6 million compared with $390.8 million at December 31, 2019.  A net unrealized gain (net of income tax) of $5.4 million and a net unrealized gain (net of income tax) of $1.0 million were included in shareholders’ equity at March 31, 2020 and December 31, 2019, respectively.

The Company has one equity security (a CRA investment security) with a fair value of $14.0 million at March 31, 2020 compared with $10.8 million at December 31, 2019, with changes in fair value recognized in the Consolidated Statements of Income.  The Company recorded a $198,000 unrealized gain on the Consolidated Statements of Income for the three months ended March 31, 2020 as compared to an unrealized loss of $59,000 for the three months ended March 31, 2019.

The carrying value of investment securities available for sale as of March 31, 2020 and December 31, 2019 are shown below:

	March 31,	December 31,
(In thousands)	2020	2019
U.S. treasuries	$2,918	$—
U.S. government-sponsored agencies	30,084	34,784
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	351,707	338,904
SBA pool securities	2,553	2,784
State and political subdivisions	10,202	11,215
Corporate bond	3,094	3,068
Total	$400,558	$390,755

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of March 31, 2020:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasuries	$2,918	$—	$—	$—	$2,918
	0.38%	—	—	—	0.38%
U.S. government-sponsored agencies	$—	$5,003	$25,081	$—	$30,084
	—	1.82%	2.94%	—	2.76%
Mortgage-backed securities-residential (1)	$987	$11,708	$41,035	$297,977	$351,707
	4.86%	1.90%	2.14%	2.04%	2.05%
SBA pool securities	$—	$—	$579	$1,974	$2,553
	—	—	1.92%	1.94%	1.94%
State and political subdivisions (2)	$1,559	$8,069	$574	$—	$10,202
	2.58%	2.63%	4.72%	—	2.74%
Corporate bond	$—	$—	$3,094	$—	$3,094
	—	—	5.25%	—	5.25%
Total	$5,464	$24,780	$70,363	$299,951	$400,558
	1.82%	2.13%	2.59%	2.03%	2.13%
(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies.  The combined average balance of these investments during the three months ended March 31, 2020 was $251.7 million compared to $223.7 million for the year ended December 31, 2019. The increase represented excess cash as deposit and borrowing growth and cash from maturing securities exceeded loan growth.

OTHER INCOME:  The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended March 31,		Change
(In thousands)	2020	2019	2020 vs 2019
Service charges and fees	$816	$816	$—
Bank owned life insurance	328	338	(10)
Gain on sale of loans (mortgage banking)	292	47	245
Loss on loans held for sale at lower of cost or fair value	(3)	—	(3)
Fee income related to loan level, back-to-back swaps	1,418	270	1,148
Gain on sale of SBA loans	1,054	419	635
Other income	459	606	(147)
Securities gains	198	59	139
Total other income	$4,562	$2,555	$2,007

The Company recorded total other income, excluding wealth management fee income, of $4.6 million for the first quarter of 2020, reflecting an increase of $2.0 million, or 79 percent, compared to the same period in 2019. The increase for the three months ended March 31, 2020 was primarily attributable to capital markets activity (mortgage banking income, fee income related to loan level, back-to-back swaps, and gain on the sale of SBA loans), which increased by $2.0 million as compared to the first quarter of 2019.

For the quarter ended March 31, 2020, income from the sale of newly originated residential mortgage loans was $292,000 compared to $47,000 for the same period in 2019.  Such income is a result of the volume of residential mortgage loans originated for sale in the respective periods.

The first quarter of 2020 included $1.4 million of loan level, back-to-back swap income compared to $270,000 in the same quarter of 2019.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income.

The first quarter of 2020 included $1.1 million of income, on sales of $11.4 million, related to the Company’s SBA lending and sale program compared to $419,000 of income, on sales of $4.2 million, for the same quarter in 2019.

Income from the back-to-back swap and SBA programs are dependent on volume, and thus are not linear from quarter to quarter, as some quarters will be higher than others.

The Company recorded a $198,000 and $59,000 mark to market gain on its equity security investment for the three months ended March 31, 2020 and 2019, respectively.

Other income was $459,000 for the quarter ended March 31, 2020 compared to $606,000 for the same quarter in 2019.  The decrease in other income was primarily due to decreased commercial lending fees, particularly unused credit line fees, income related to our corporate advisory program, and loan servicing income.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended March 31,		Change
(In thousands)	2020	2019	2020 vs 2019
Compensation and employee benefits	$19,226	$17,156	$2,070
Premises and equipment	4,043	3,388	655
FDIC assessment	250	277	(27)
Other Operating Expenses:
Professional and legal fees	974	1,124	(150)
Telephone	324	280	44
Advertising	340	359	(19)
Amortization of intangible assets	324	229	95
Other	2,754	2,902	(148)
Total operating expenses	$28,235	$25,715	$2,520

Increased operating expenses in the three-month period ended March 31, 2020 was principally attributable to: an increase in compensation and employee benefits of $2.1 million to $19.2 million for the first quarter of 2020, which includes expenses related to the Point View acquisition completed on September 1, 2019; additional premises and equipment expenses, which includes expenses related to Point View; ongoing operating expenses including amortization of intangibles; hiring in line with the Company’s strategic plan; and normal salary increases.  Further, the March 2020 quarter included increased medical insurance costs when compared to the March 2019 quarter.

PEAPACK PRIVATE:  This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.  Officers from Peapack Private are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, at private banking locations in Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware in Greenville, Delaware, MCM, in Gladstone, New Jersey, Lassus Wherley in New Providence, New Jersey and Bonita Springs, Florida and Point View, in Summit, New Jersey.

The market value of the assets under management and/or administration (“AUM/AUA”) of the Peapack Private Wealth Management Division was $6.4 billion at March 31, 2020, reflecting a 14% decline. Changes in the market value of the Company’s AUM/AUA are approximately 75% correlated to the changes in value of the S&P index, which declined approximately 20% from December 31, 2019 to March 31, 2020.

In the March 2020 quarter, Peapack Private generated $10.0 million in fee income compared to $9.2 million for the March 2019 quarter, reflecting a 9 percent increase.  The growth in fee income was partially due to the acquisition of Point View on September 1, 2019.  The fees for the first quarter of 2020 has been negatively impacted by declines in the market value of the Company’s Assets Under Management (AUM) / Assets Under Administration (AUA) as a result of declines in the equity markets created by the COVID-19 pandemic.

Operating expenses relative to Peapack Private reflected increases due to overall growth in the business, new hires and select third party expenditures. The three months ended March 31, 2020 also includes a full quarter of expense from Point View.  Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.  Generally, revenue and profitability related to the new personnel will lag expenses by several quarters.

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

NONPERFORMING ASSETS:  OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated:

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2020	2019	2019	2019	2019
Loans past due over 90 days and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	29,324	28,881	29,383	31,150	24,892
Other real estate owned	50	50	336	—	—
Total nonperforming assets	$29,374	$28,931	$29,719	$31,150	$24,892

Performing TDRs	$2,389	$2,357	$2,527	$3,772	$4,274

Loans past due 30 through 89 days and still accruing (1)	$8,261	$1,910	$6,333	$432	$2,492

Classified loans	$58,938	$58,908	$53,882	$56,135	$51,306

Impaired loans	$36,369	$35,924	$36,627	$34,941	$29,185

Nonperforming loans as a % of total loans (2)	0.67%	0.66%	0.71%	0.77%	0.64%
Nonperforming assets as a % of total assets (2)	0.50%	0.56%	0.60%	0.64%	0.53%
Nonperforming assets as a % of total loans plus other real estate owned (2)	0.67%	0.66%	0.71%	0.77%	0.64%

(1)

Includes a non-owner occupied CRE loan with a balance of $3.5 million at March 31, 2020.  This loan was brought fully current in early April.  The $6.3 million at September 30, 2019 included one $4.3 million commercial real estate loan that was in process of a rate modification (not a TDR modification).  The loan was brought current in early October 2019.

(2)	Nonperforming loans/assets do not include performing TDRs.

PROVISION FOR LOAN AND LEASE LOSSES:  The provision for loan and lease losses was $20.0 million and $100,000 for the first quarters of 2020 and 2019, respectively.  The increased provision for loan losses in the March 2020 quarter is primarily was due to the current environment created by the COVID-19 pandemic which led to increased qualitative factors when calculating the allowance for loan losses. The Company’s provision for loan and lease losses and the level of the allowance for loan and lease losses also reflect several other factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers, type of and amount of loan growth, asset quality metrics, net charge-off activity, and the composition of the loan portfolio. Commercial credits generally carry a higher risk profile compared to some of the other credits, which is reflected in Management’s determination of the adequacy of the allowance for loan and lease losses. The increased provision for loan and lease losses in the March 2020 quarter was primarily due to the current environment created by the COVID-19 pandemic and was driven principally by increased qualitative factors.  The increase in qualitative factors was primarily related to elevated levels of unemployment and approved loan deferral requests.  For additional details, see the provision for loan and lease losses table below.

The allowance for loan and lease losses was $63.8 million as of March 31, 2020, compared to $43.7 million at December 31, 2019. As a percentage of loans, the allowance for loan and lease losses was 1.45 percent at March 31, 2020 and 0.99 percent at December 31, 2019. The specific reserves recorded on impaired loans were $3.7 million at March 31, 2020 compared to $2.8 million as of December 31, 2019. Specific reserves at March 31, 2020 were primarily related to a $2.2 million reserve associated with a casual dining commercial banking relationship and a $4.0 million reserve on a senior living facility relationship. Total impaired loans were $36.4 million and $35.9 million as of March 31, 2020 and December 31, 2019, respectively. The general component of the allowance increased from $40.9 million at December 31, 2019 to $57.4 million at March 31, 2020 due to the reasons noted above.

A summary of the allowance for loan and lease losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2020	2019	2019	2019	2019
Allowance for loan and lease losses:
Beginning of period	$43,676	$41,580	$39,791	$38,653	$38,504
Provision for loan and lease losses	20,000	1,950	800	1,150	100
Recoveries/(charge-offs), net	107	146	989	(12)	49
End of period	$63,783	$43,676	$41,580	$39,791	$38,653

Allowance for loan and lease losses as a % of total loans	1.447%	0.994%	1.000%	0.988%	0.992%

General allowance for loan and lease losses as a % of total loans	1.303%	0.930%	0.934%	0.957%	0.985%

Allowance for loan and lease losses as a % of non-performing loans	217.51%	151.23%	141.51%	127.74%	155.28%

The following table details the Company’s provision for loan and lease losses for the quarter ended March 31, 2020:

		Percentage
(Dollars in thousands)		of Total Loans
Allowance for loan and lease losses at January 1, 2020	$43,676	0.99%
Net recoveries	107
Provision for loan and lease losses:
Additional reserves associated with current criticized and classified credits	3,700
Based on qualitative factors related to higher unemployment rate, approved loan deferral payment requests	15,987
Based on loan growth and migration	313
Provision for loan and lease losses	$20,000

Allowance for loan and lease losses at March 31, 2020	$63,783	1.44%

INCOME TAXES:  Income tax benefit for the three months ended March 31, 2020 was $3.3 million as compared to income tax expense of $4.5 million for the same period in 2019.  The income tax benefit was principally as a result of a $3.2 million Federal income tax benefit that resulted from a tax net operating loss (“NOL”) carryback. The Company had a $23 million NOL for tax purposes in 2018 (when the Federal tax rate was 21%) resulting from accelerated tax depreciation. Under the CARES Act, the Company was allowed to carry this NOL back to a period when the Federal tax rate was 35%, generating a permanent tax benefit.

On July 1, 2018, the 2019 New Jersey Budget (“Budget”) was passed, which established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million and was in place for 2019.  The surtax adjusted to 1.5 percent for 2020 and will continue into 2021. In addition, effective for taxable years beginning on or after January 1, 2019, banks will be required to file combined reports of taxable income including their parent holding company. New Jersey requires entities to report their real estate investment trust, registered investment company and investment company on a separate entity basis.

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

Capital was benefitted by net income of $1.4 million for the three months ended March 31, 2020, which was offset by the purchase of shares through the Company’s stock repurchase program. Early in the quarter, the Company purchased 220,222 shares, at an average price of $29.45, for a total cost of $6.5 million.

The Company employs quarterly capital stress testing – adverse case and severely adverse case. In the December 31, 2019 severely, adverse case, no growth scenario, the Bank remains well capitalized over a two-year stress period. With a Pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2020 and December 31, 2019, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio (“CBLR”) at 9 percent, effective January 1, 2020.  Under the CAREs Act, the Community Bank Leverage Ratio was temporarily lowered to 8 percent.  The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III. The Bank’s leverage ratio was 10.28 percent at March 31, 2020.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Total capital (to risk-weighted assets)	$581,025	13.58%	$427,709	10.00%	$342,168	8.00%	$449,095	10.50%

Tier I capital (to risk-weighted assets)	527,434	12.33	342,168	8.00	256,626	6.00	363,553	8.50

Common equity tier I (to risk-weighted assets)	527,433	12.33	278,011	6.50	192,469	4.50	299,397	7.00

Tier I capital (to average assets)	527,434	10.28	256,589	5.00	205,271	4.00	205,271	4.00

As of December 31, 2019:
Total capital (to risk-weighted assets)	$571,509	13.76%	$415,487	10.00%	$332,389	8.00%	$436,261	10.50%

Tier I capital (to risk-weighted assets)	527,833	12.70	332,389	8.00	249,292	6.00	353,164	8.50

Common equity tier I (to risk-weighted assets)	527,832	12.70	270,066	6.50	186,969	4.50	290,841	7.00

Tier I capital (to average assets)	527,833	10.63	248,252	5.00	198,602	4.00	198,602	4.00
(A)	See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Total capital (to risk-weighted assets)	$595,770	13.91%	N/A	N/A	$342,593	8.00%	$449,654	10.50%

Tier I capital (to risk-weighted assets)	458,640	10.71	N/A	N/A	256,945	6.00	364,005	8.50

Common equity tier I (to risk-weighted assets)	458,639	10.71	N/A	N/A	192,709	4.50	299,769	7.00

Tier I capital (to average assets)	458,640	8.93	N/A	N/A	205,474	4.00	205,474	4.00

As of December 31, 2019:
Total capital (to risk-weighted assets)	$590,614	14.20%	N/A	N/A	$332,783	8.00%	$436,778	10.50%

Tier I capital (to risk-weighted assets)	463,521	11.14	N/A	N/A	249,587	6.00	353,582	8.50

Common equity tier I (to risk-weighted assets)	463,520	11.14	N/A	N/A	187,190	4.50	291,185	7.00

Tier I capital (to average assets)	463,521	9.33	N/A	N/A	198,792	4.00	198,792	4.00
(A)

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges.  Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a 3 percent discount to market.  On January 30, 2019, the Company filed a Registration Statement on Form S-3 eliminating the feature in our “Reinvestment Plan” under which participants could purchase shares of our common stock through the Plan at a 3 percent discount to market price. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  All shares purchased during the quarter ended March 31, 2020 were in the open market.

On April 28, 2020, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 27, 2020 to shareholders of record on May 12, 2020.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $774.0 million at March 31, 2020. In addition, the Company had $400.6 million in securities designated as available for sale at March 31, 2020. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $352.0 million as of March 31, 2020 were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

For the quarter ended March 31, 2020, the Company’s balance sheet liquidity was funded by increased client deposits of $197.7 million and a $500.0 million one-month borrowing from the Federal Home Loan Bank. The borrowing was transacted in mid-March specifically to increase the Company’s balance sheet liquidity in the event of significant depositor withdrawals and/or significant borrower draws on existing unused credit lines in the current environment. As of late April, client deposits continued to increase, and borrower draws on unused lines were minimal, and the Company repaid the borrowing on April 24, 2020.

The Company approved loans of approximately $600 million under the PPP.  The Federal Reserve has supplied a source of liquidity for the PPP to participating financial institutions through the Paycheck Protection Program Liquidity Facility (PPPLF) which extends credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value.  The Company will be utilizing this facility to fund its PPP loans.

As of March 31, 2020, in addition to the $1.2 billion of balance sheet liquidity, the Company also had approximately $1.75 billion of secured funding available from the Federal Home Loan Bank, of which $620 million was drawn as of March 31, 2020.  Additionally, the Company also had $1.4 billion of secured funding available from the Federal Reserve Discount Window, none of which was drawn.

Brokered interest-bearing demand (“overnight”) deposits were $180.0 million at March 31, 2020. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of March 31, 2020, the Company had transacted pay fixed, receive floating interest rate swaps totaling $270.0 million in notional amount.

The Company has a Board-approved Contingency Funding Plan in place. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.  The Company believes it has sufficient liquidity given the current environment created by the COVID-19 pandemic.

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

The interest rate swap program is administered by the ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $270.0 million as of March 31, 2020.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of March 31, 2020, $864.1 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, the ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of March 31, 2020. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of March 31, 2020.

In an immediate and sustained 200 basis point increase in market rates at March 31, 2020, net interest income for year 1 would increase approximately 11.0 percent, when compared to a flat interest rate scenario.  In year 2 net interest income would increase 16.2 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 100 basis point decrease in market rates at March 31, 2020, net interest income would increase approximately 3.4 percent for year 1 and 2.9 percent for year 2, compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at March 31, 2020.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$623,901	$69,184	12.47%	10.96%	145
+100	594,158	39,441	7.11	10.31	80
Flat interest rates	554,717	—	—	9.51	—
-100	484,486	(70,231)	(12.66)	8.29	(122)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of March 31, 2020, and that net interest income would improve in a both rising rate environment and a falling rate environment. Over the past quarter, the Company has been managing its balance sheet to be closer to interest rate neutral.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment and the stock market, and in particular, bank stocks, have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows.  Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
January 1, 2020 -
January 31, 2020	—	—	$—	$6,826,882
February 1, 2020 -
February 29, 2020	144,211	308	30.34	$2,356,341
March 1, 2020 -
March 31, 2020	76,011	36,798	23.97	$—
Total	220,222	37,106	$27.54
(1)	Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.
(2)

On July 25, 2019, the Company announced the adoption of its Share Repurchase program which authorized the repurchase of up to 960,000 shares.  The repurchased shares plan does not include normal treasury activity such as purchases to fund the dividend reinvestment, employee stock purchase and equity compensation plans. The Company completed the Share Repurchase program in the first quarter of 2020.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 11, 2020	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 11, 2020	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: May 11, 2020	By:	/s/ Francesco S. Rossi
Francesco S. Rossi
Chief Accounting Officer
(Principal Accounting Officer)