Form 10-Q
period 2020-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2020-08-10
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2020

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

Number of shares of Common Stock outstanding as of August 3, 2020: 18,905,135

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share and per share data)

	(unaudited)	(audited)
	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$5,608	$6,591
Federal funds sold	102	102
Interest-earning deposits	617,117	201,492
Total cash and cash equivalents	622,827	208,185
Securities available for sale	539,742	390,755
Equity security, at fair value	15,159	10,836
FHLB and FRB stock, at cost	18,598	24,068
Loans held for sale, at fair value	10,021	2,881
Loans held for sale, at lower of cost or fair value	27,228	14,667
Loans	4,862,684	4,394,137
Less: Allowance for loan and lease losses	66,065	43,676
Net loans	4,796,619	4,350,461
Premises and equipment	21,449	20,913
Other real estate owned	50	50
Accrued interest receivable	15,956	10,494
Bank owned life insurance	46,479	46,128
Goodwill	30,208	30,208
Other intangible assets	9,735	10,380
Finance lease right-of-use assets	4,704	5,078
Operating lease right-of-use assets	10,810	12,132
Other assets	111,630	45,643
TOTAL ASSETS	$6,281,215	$5,182,879
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$911,989	$529,281
Interest-bearing deposits:
Checking	1,804,102	1,510,363
Savings	123,140	112,652
Money market accounts	1,183,603	1,196,313
Certificates of deposit - retail	629,941	633,763
Certificates of deposit - listing service	35,327	47,430
Subtotal deposits	4,688,102	4,029,802
Interest-bearing demand - brokered	130,000	180,000
Certificates of deposit - brokered	33,736	33,709
Total deposits	4,851,838	4,243,511
Short-term borrowings	15,000	128,100
Federal Home Loan Bank advances	105,000	105,000
Paycheck Protection Program Liquidity Facility	535,837	—
Finance lease liabilities	7,196	7,598
Operating lease liabilities	11,116	12,423
Subordinated debt, net	83,529	83,417
Deferred tax liabilities, net	24,992	26,151
Due to brokers, securities settlements	—	7,951
Accrued expenses and other liabilities	138,727	65,076
TOTAL LIABILITIES	5,773,235	4,679,227
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 20,273,313 at June 30, 2020 and 20,074,766 at December 31, 2019; outstanding shares, 18,905,135 at June 30, 2020 and 18,926,810 at December 31, 2019	16,900	16,733
Surplus	322,796	319,375
Treasury stock at cost, 1,368,178 shares at June 30, 2020 and 1,147,956 shares at December 31, 2019	(36,477)	(29,990)
Retained earnings	206,757	199,029
Accumulated other comprehensive loss, net of income tax	(1,996)	(1,495)
TOTAL SHAREHOLDERS’ EQUITY	507,980	503,652
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$6,281,215	$5,182,879

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$39,321	$40,595	$81,626	$81,107
Interest on investments:
Taxable	2,108	2,639	4,567	5,323
Tax-exempt	57	91	115	184
Interest on loans held for sale	54	13	75	17
Interest on interest-earning deposits	109	1,265	661	2,535
Total interest income	41,649	44,603	87,044	89,166
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	3,131	8,554	9,574	16,615
Interest on certificates of deposit	3,147	3,461	6,841	6,695
Interest on borrowed funds	1,127	838	2,139	1,672
Interest on finance lease liability	87	97	177	196
Interest on subordinated debt	1,222	1,223	2,445	2,447
Subtotal - interest expense	8,714	14,173	21,176	27,625
Interest on interest-bearing demand - brokered	700	836	1,623	1,575
Interest on certificates of deposits - brokered	264	326	527	691
Total interest expense	9,678	15,335	23,326	29,891
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	31,971	29,268	63,718	59,275
Provision for loan and lease losses	4,900	1,150	24,900	1,250
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	27,071	28,118	38,818	58,025
OTHER INCOME
Wealth management fee income	9,996	9,568	19,951	18,742
Service charges and fees	695	897	1,511	1,713
Bank owned life insurance	318	326	646	664
Gains on loans held for sale at fair value (mortgage banking)	550	132	842	179
Loss on loans held for sale at lower of cost or fair value	—	—	(3)	—
Fee income related to loan level, back-to-back swaps	202	721	1,620	991
Gain on sale of SBA loans	258	573	1,312	992
Other income	482	740	941	1,346
Securities gains/(losses), net	125	69	323	128
Total other income	12,626	13,026	27,143	24,755
OPERATING EXPENSES
Compensation and employee benefits	19,186	17,543	38,412	34,699
Premises and equipment	4,036	3,600	8,079	6,988
FDIC insurance expense	455	277	705	554
Other operating expense	5,337	4,753	10,053	9,647
Total operating expenses	29,014	26,173	57,249	51,888
INCOME BEFORE INCOME TAX EXPENSE	10,683	14,971	8,712	30,892
Income tax expense/(benefit)	2,441	3,421	(903)	7,917
NET INCOME	$8,242	$11,550	$9,615	$22,975

EARNINGS PER SHARE
Basic	$0.44	$0.59	$0.51	$1.18
Diluted	$0.43	$0.59	$0.51	$1.18
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,872,070	19,447,155	18,865,206	19,399,071
Diluted	19,059,822	19,568,371	18,991,056	19,528,537

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$8,242	$11,550	$9,615	$22,975
Comprehensive income:
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	2,031	2,871	7,830	5,159
	2,031	2,871	7,830	5,159

Tax effect	(489)	(695)	(1,901)	(1,255)
Net of tax	1,542	2,176	5,929	3,904

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	191	(2,909)	(8,688)	(4,456)
Reclassification adjustment for amounts included in net income	(9)	(31)	(80)	(62)
	182	(2,940)	(8,768)	(4,518)

Tax effect	(61)	889	2,338	1,355
Net of tax	121	(2,051)	(6,430)	(3,163)

Total other comprehensive income/(loss)	1,663	125	(501)	741

Total comprehensive income	$9,905	$11,675	$9,114	$23,716

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended June 30, 2020 and June 30, 2019

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at April 1, 2020 18,852,523 common shares outstanding	$—	$16,854	$320,269	$(36,477)	$199,453	$(3,659)	$496,440
Net income	—	—	—	—	8,242	—	8,242
Comprehensive income	—	—	—	—	—	1,663	1,663
Restricted stock units issued 7,606 shares	—	6	(6)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (2,580) shares	—	(2)	(40)	—	—	—	(42)
Amortization of restricted stock awards/units	—	—	1,723	—	—	—	1,723
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(938)	—	(938)
Common stock options exercised, 2,800 net of 2,149 shares used to exercise, 651 shares	—	3	(2)	—	—	—	1
Issuance of shares for Employee Stock Purchase Plan, 46,935 shares	—	39	852	—	—	—	891
Balance at June 30, 2020 18,905,135 common shares outstanding	$—	$16,900	$322,796	$(36,477)	$206,757	$(1,996)	$507,980

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at April 1, 2019 19,445,363 common shares outstanding	$—	$16,549	$309,722	$(8,988)	$165,918	$(1,729)	$481,472
Net income	—	—	—	—	11,550	—	11,550
Comprehensive income	—	—	—	—	—	125	125
Restricted stock units issued 1,779 shares	—	1	(1)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (614) shares	—	—	(17)	—	—	—	(17)
Amortization of restricted stock awards/units	—	—	1,475	—	—	—	1,475
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(973)	—	(973)
Common stock options exercised, 1,220 shares	—	—	18	—	—	—	18
Issuance of shares for Employee Stock Purchase Plan, 8,564 shares	—	7	231	—	—	—	238
Balance at June 30, 2019 19,456,312 common shares outstanding	$—	$16,557	$311,428	$(8,988)	$176,495	$(1,604)	$493,888

Six Months Ended June 30, 2020 and June 30, 2019

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2020 18,926,810 common shares outstanding	$—	$16,733	$319,375	$(29,990)	$199,029	$(1,495)	$503,652
Net income	—	—	—	—	9,615	—	9,615
Comprehensive loss	—	—	—	—	—	(501)	(501)
Restricted stock units issued 157,690 shares	—	131	(131)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (39,686) shares	—	(33)	(610)	—	—	—	(643)
Amortization of restricted stock awards/units	—	—	3,264	—	—	—	3,264
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,887)	—	(1,887)
Share repurchase, (220,222) shares	—	—	—	(6,487)	—	—	(6,487)
Common stock options exercised, 8,400 net of 2,149 shares used to exercise, 6,251 shares	—	7	69	—	—	—	76
Exercise of warrants, 20,000 net of 13,469 shares used to exercise, 6,531 shares	—	6	(6)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 46,935 shares	—	39	852	—	—	—	891
Issuance of common stock for acquisition, 20,826 shares	—	17	(17)	—	—	—	—
Balance at June 30, 2020 18,905,135 common shares outstanding	$—	$16,900	$322,796	$(36,477)	$206,757	$(1,996)	$507,980

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2019 19,337,662 common shares outstanding	$—	$16,459	$309,088	$(8,988)	$154,799	$(2,345)	$469,013
Cumulative adjustment for Leases (ASU 842)	—	—	—	—	661	—	661
Balance at January 1, 2019, adjusted	—	16,459	309,088	(8,988)	155,460	(2,345)	469,674
Net income	—	—	—	—	22,975	—	22,975
Comprehensive income	—	—	—	—	—	741	741
Restricted stock units issued 131,141 shares	—	109	(109)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (35,949) shares	—	(30)	(951)	—	—	—	(981)
Amortization of restricted stock awards/units	—	—	2,865	—	—	—	2,865
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,940)	—	(1,940)
Common stock options exercised, 1,520 shares	—	1	21	—	—	—	22
Exercise of warrants 7,109 net of 4,218 shares used to exercise, 2,891 shares	—	2	(2)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 18,740 shares	—	15	517	—	—	—	532
Issuance of common stock for acquisition, 307 shares	—	1	(1)	—	—	—	—
Balance at June 30, 2019 19,456,312 common shares outstanding	$—	$16,557	$311,428	$(8,988)	$176,495	$(1,604)	$493,888

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$9,615	$22,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,543	1,523
Amortization of premium and accretion of discount on securities, net	1,667	613
Amortization of restricted stock	3,264	2,865
Amortization of intangible assets	645	458
Amortization of subordinated debt costs	112	112
Provision for loan and lease losses	24,900	1,250
Deferred tax expense/(benefit)	483	(620)
Stock-based compensation and employee stock purchase plan expense	190	75
Fair value adjustment for equity security	(323)	(128)
Loans originated for sale (1)	(67,539)	(22,531)
Proceeds from sales of loans held for sale (1)	65,345	23,166
Gain on loans held for sale (1)	(2,154)	(1,171)
Loss on loans held for sale at lower of cost or fair value	3	—
Increase in cash surrender value of life insurance, net	(351)	(391)
Increase in accrued interest receivable	(5,462)	(780)
Decrease in other assets	802	8,548
(Decrease)/increase in accrued expenses and other liabilities	(11,641)	8,044
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,099	44,008
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	85,946	96,230
Redemptions of FHLB and FRB stock	34,573	279
Purchase of securities available for sale	(228,768)	(92,587)
Purchase of equity securities	(4,000)	—
Purchase of FHLB and FRB stock	(29,103)	(84)
Proceeds from sales of loans held for sale at lower of cost or fair value	10,067	—
Net increase in loans, net of participations sold	(496,481)	(98,986)
Purchase of premises and equipment	(1,705)	(554)
NET CASH USED IN INVESTING ACTIVITIES	(629,471)	(95,702)
FINANCING ACTIVITIES:
Net increase in deposits	608,327	200,315
Net decrease in short-term borrowings	(113,100)	—
Proceeds from Paycheck Protection Program Liquidity Facility	535,837	—
Repayments of Federal Home Loan Bank advances	—	(3,000)
Dividends paid on common stock	(1,887)	(1,940)
Exercise of Stock Options, net of stock swaps	76	22
Restricted stock repurchased on vesting to pay taxes	(643)	(981)
Issuance of shares for employee stock purchase plan	891	532
Purchase of treasury shares	(6,487)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,023,014	194,948
Net increase in cash and cash equivalents	414,642	143,254
Cash and cash equivalents at beginning of period	208,185	160,773
Cash and cash equivalents at end of period	$622,827	$304,027
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$23,380	$29,954
Income tax, net	551	843
Transfer of loans to loans held for sale	25,423	—

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

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2020, the results of operations, comprehensive income, shareholders’ equity for the three and six months ended June 30, 2020 and 2019 and cash flow statements for the six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any future period.

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated financial statements also include the Bank’s wholly-owned subsidiaries:

•	PGB Trust & Investments of Delaware
•	Peapack Capital Corporation (“PCC”) (formed in the second quarter of 2017)
•	Murphy Capital Management (“Murphy Capital”) (acquired in the third quarter of 2017)
•	Lassus Wherley and Associates (“Lassus Wherley”) (acquired in the third quarter of 2018)
•	Point View Wealth Management, Inc. (“Point View”) (acquired in the third quarter of 2019)
•	Peapack-Gladstone Mortgage Group, Inc. owns 99 percent of Peapack Ventures, LLC and 79 percent of Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company
•	PGB Trust & Investments of Delaware owns one percent of Peapack Ventures, LLC
•	Peapack Ventures, LLC owns the remaining 21 percent of Peapack-Gladstone Realty, Inc.

While the following footnotes include the collective results of the Company, the Bank and their subsidiaries, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statement of condition and revenues and expenses for the periods presented. Actual results could differ from those estimates.

Segment Information:  The Company’s business is conducted through two business segments: its banking subsidiary, which involves the delivery of loan and deposit products to customers, and the Peapack Private Wealth Management Division (“Peapack Private”), which includes asset management services to individuals and institutions. Management uses certain methodologies to allocate income and expense to the business segments.

The Banking segment includes commercial (includes C&I and equipment financing), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support services.

Peapack Private includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust & Investments of Delaware, Murphy Capital, Lassus Wherley, and Point View.  Wealth management fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of AUM at month-end.  Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e. trade date).

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

U.S. Small Business Administration (SBA) loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $62.9 million and $51.9 million as of June 30, 2020 and December 31, 2019, respectively.  SBA loans held for sale totaled $1.8 million and $4.6 million at June 30, 2020 and December 31, 2019, respectively. The Company also has loans originated through the SBA Paycheck Protection Program (PPP) that are held for sale.  As of June 30, 2020, the Company had $25.4 million of PPP loans that were designated held for sale.

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

Loans are considered past due when they are not paid within 30 days in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days unless the asset is both well secured and in the process of collection. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six consecutive months. Commercial loans are generally charged off after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer closed-end loans are generally charged off after they become 120 days past due and open-end loans after 180 days. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans may be returned to accrual status. Nonaccrual mortgage loans are generally charged off to the extent that the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in New Jersey, New York and Pennsylvania.

Allowance for Loan and Lease Losses:  The allowance for loan and lease losses is a valuation allowance for credit losses that is Management’s estimate of probable losses in the loan portfolio.  The process to determine reserves utilizes analytic tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an impairment analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the size and composition of the portfolio, information about specific borrower situations, estimated collateral values, level of and trends in delinquent, classified and nonperforming loans, economic conditions and other factors. Allocations of the allowance may be made for specific loans via a specific reserve, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. As a result of the effects of the COVID-19 pandemic, the Company increased certain qualitative factors related to elevated levels of unemployment and approved loan deferral payment requests as businesses both locally and nationally have been shut down.  The Company also considered qualitative factors related to the following:  levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both June 30, 2020 and December 31, 2019, the multiple was 2.25 times for non-impaired loans and 3.25 times for non-impaired substandard loans.

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

The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under Accounting Standards Codification ("ASC") 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan and lease losses on its loan portfolio.  The Company had total loan modifications under the CARES Act of $913.7 million as of June 30, 2020.

Another key program under the CARES Act is the Paycheck Protection Program (“PPP”) administered by the SBA which has provided much needed funding to qualifying businesses and organizations.  Under this program, the Company has provided fundings of approximately $600 million and believes that the majority of these loans will ultimately be forgiven by the SBA.

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

Credit risk in PCC’s portfolio generally results from the potential default of borrowers or lessees, which may be driven by customer specific or broader industry related conditions.  Credit losses can impact multiple parts of the income statement including loss of interest/lease/rental income and/or higher costs and expenses related to the repossession, refurbishment, re-marketing and or re-leasing of assets.

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

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures.

For the Company’s stock option plans, changes in options outstanding during the six months ended June 30, 2020 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2020	71,420	$13.57
Exercised during 2020	(8,400)	13.84
Expired during 2020	—	—
Forfeited during 2020	—	—
Balance, June 30, 2020	63,020	$13.53	1.75 years	$328
Vested and expected to vest	63,020	$13.53	1.75 years	$328
Exercisable at June 30, 2020	63,020	$13.53	1.75 years	$328

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2020 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on June 30, 2020 was $18.73.

There were no stock options granted during the three or six months ended June 30, 2020.

The Company has previously granted performance-based and service-based restricted stock awards/units. Service-based awards/units vest ratably over a three- or five-year period.  There were 46,956 service-based restricted stock units granted during the second quarter of 2020.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period which is generally three years.  There were no performance-based restricted stock units granted in the second quarter of 2020.

Changes in non-vested shares dependent on performance criteria for the six months ended June 30, 2020 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2020	90,768	$30.60
Granted during 2020	130,832	13.44
Balance, June 30, 2020	221,600	$20.47

Changes in service-based restricted stock awards/units for the six months ended June 30, 2020 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2020	432,728	$29.65
Granted during 2020	528,038	14.08
Vested during 2020	(160,884)	29.16
Forfeited during 2020	(8,349)	31.22
Balance, June 30, 2020	791,533	$19.35

As of June 30, 2020, there was $15.6 million of total unrecognized compensation cost related to service-based and performance-based units.  That cost is expected to be recognized over a weighted average period of 1.69 years. Stock compensation expense recorded for the second quarters of 2020 and 2019 totaled $1.7 million and $1.5 million, respectively.  Stock compensation expense recorded for the six months ended June 30, 2020 and 2019 totaled $3.3 million and $2.9 million, respectively.

Employee Stock Purchase Plan (“ESPP”): On April 22, 2014, the shareholders of the Company approved the 2014 ESPP.  In July 2019, the Board appointed ESPP “Committee” revised the ESPP. The ESPP provides for the granting of purchase rights of up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. In May 2020, shareholders approved an increase of 200,000 shares of Peapack-Gladstone Financial Corporation common stock to be issued under the 2014 ESPP.

Subject to certain eligibility requirements and restrictions, the ESPP provided for a single Offering Period of twelve months in duration, which commenced on May 16, 2019 and ended on May 15, 2020.

During the second quarter of 2020, the ESPP was revised to allow for the purchase of shares during four three-month Offering Periods. The first Offering Period under this revised plan commenced on May 16, 2020.  The next three future Offering Periods will commence on August 16, November 16 and February 16.

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

The Company recorded $149,000 and $30,000 of expense in salaries and employee benefits expense for the three months ended June 30, 2020 and 2019, respectively related to the ESPP.  Total shares issued under the ESPP during the second quarters of 2020 and 2019 were 46,935 and 8,564, respectively.

The Company recorded $190,000 and $75,000 of expense in salaries and employee benefits expense for the six months ended June 30, 2020 and 2019, respectively related to the ESPP.  Total shares issued under the ESPP for the six months ended June 30, 2020 and 2019 were 46,935 and 18,740, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Net income available to common shareholders	$8,242	$11,550	$9,615	$22,975

Basic weighted-average shares outstanding	18,872,070	19,447,155	18,865,206	19,399,071
Plus: common stock equivalents	187,752	121,216	125,850	129,466
Diluted weighted-average shares outstanding	19,059,822	19,568,371	18,991,056	19,528,537
Net income per share
Basic	$0.44	$0.59	$0.51	$1.18
Diluted	0.43	0.59	0.51	1.18

                                                                                                                                                                                                               For the three months ended June 30, 2020 and 2019, stock options and restricted stock units totaling 297,320 and 128,634 were not included in the computation of diluted earnings per share because they were anti-dilutive.  For the six months ended June 30, 2020 and 2019, stock options and restricted stock units totaling 713,789 and 297,828 were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

Restrictions on Cash: A large portion of cash on hand or on deposit with the Federal Reserve Bank (“FRB”) was required to meet regulatory reserve and clearing requirements. Prior to March 2020, reserves were in the form of cash and balances with the FRB and included in interest-earning deposits in our statement of condition. The FRB suspended cash reserve requirements effective March 26, 2020.

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

The Company expects COVID-19 to have a significant impact on our operations but cannot determine or estimate the impact at this time.  It is possible that estimates made in the Company’s consolidated financial statements could be materially and adversely impacted as a result of the conditions created by COVID-19, including estimates regarding expected provision for loan and lease losses and impairment of goodwill.

Goodwill and Other Intangible Assets:  Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. As a result of the COVID-19 pandemic and the resulting effect on economic markets due to government shutdowns of businesses both locally and nationally, Management determined that the COVID-19 pandemic resulted in a triggering event and performed an interim evaluation to determine if a quantitative goodwill impairment test should be performed at June 30, 2020.  Goodwill was primarily attributable to the Bank’s recent wealth acquisitions.  Assets under management and/or administration (“AUM/AUA”) declined by 4 percent to $7.2 billion at June 30, 2020 from $7.5 billion at December 31, 2019.  The majority of the decline was attributable to market value decline in assets and not related to customer attrition.  The equity markets have almost fully recovered during the second quarter of 2020 which was also taken into consideration by Management. Based on our assessment, Management concluded that a quantitative goodwill impairment test was not required as of June 30, 2020.

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

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of June 30, 2020 and December 31, 2019 follows:

	June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasuries	$2,899	$3	$—	$2,902
U.S government-sponsored agencies	59,450	61	(12)	59,499
Mortgage-backed securities–residential	452,618	9,331	(403)	461,546
SBA pool securities	2,522	—	(19)	2,503
State and political subdivisions	10,092	116	—	10,208
Corporate bond	3,000	84	—	3,084
Total	$530,581	$9,595	$(434)	$539,742

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$34,961	$37	$(214)	$34,784
Mortgage-backed securities–residential	337,489	2,365	(950)	338,904
SBA pool securities	2,799	—	(15)	2,784
State and political subdivisions	11,175	41	(1)	11,215
Corporate bond	3,000	68	—	3,068
Total	$389,424	$2,511	$(1,180)	$390,755

The following tables present the Company’s available for sale securities in a continuous unrealized loss position and the approximate fair value of these investments as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S government-sponsored agencies	$34,462	$(12)	$—	$—	$34,462	$(12)
Mortgage-backed securities-residential	76,994	(309)	18,716	(94)	95,710	(403)
SBA pool securities	—	—	2,503	(19)	2,503	(19)
Total	$111,456	$(321)	$21,219	$(113)	$132,675	$(434)

	December 31, 2019
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$19,758	$(214)	$—	$—	$19,758	$(214)
Mortgage-backed securities-residential	78,982	(382)	69,142	(568)	148,124	(950)
SBA pool securities	—	—	2,784	(15)	2,784	(15)
State and political subdivisions	783	(1)	—	—	783	(1)
Total	$99,523	$(597)	$71,926	$(583)	$171,449	$(1,180)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the credit-worthiness of the issuers.  As of June 30, 2020, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

The Company has an investment in a CRA investment fund with a fair value of $15.2 million at June 30, 2020. The investment is classified as an equity security in our Consolidated Statements of Condition.  This security had a gain of $125,000 and $323,000 for the three and six months ended June 30, 2020, respectively.  This amount is included in securities gains/(losses), net on the Consolidated Statements of Income.

3.  LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of June 30, 2020 and December 31, 2019, consisted of the following:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2020	Loans	2019	Loans
Residential mortgage	$525,994	10.82%	$549,138	12.50%
Multifamily mortgage	1,178,494	24.23	1,210,003	27.54
Commercial mortgage	761,910	15.67	761,244	17.32
Commercial loans (including equipment financing) (A)	2,285,382	47.00	1,756,477	39.97
Commercial construction	3,515	0.07	5,306	0.12
Home equity lines of credit	54,006	1.11	57,248	1.30
Consumer loans, including fixed rate home equity loans	53,111	1.09	54,372	1.24
Other loans	272	0.01	349	0.01
Total loans	$4,862,684	100.00%	$4,394,137	100.00%

(A)	The June 30, 2020 balance includes PPP loans of $521.6 million

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal Call Report codes.  The following portfolio classes have been identified as of June 30, 2020 and December 31, 2019:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2020	Loans	2019	Loans
Primary residential mortgage	$537,442	11.04%	$578,306	13.17%
Home equity lines of credit	54,005	1.11	57,248	1.30
Junior lien loan on residence	6,160	0.13	7,011	0.16
Multifamily property	1,178,494	24.20	1,210,003	27.56
Owner-occupied commercial real estate	257,555	5.29	249,419	5.68
Investment commercial real estate	1,090,791	22.40	1,095,182	24.95
Commercial and industrial (A)	1,426,401	29.30	867,295	19.76
Lease financing	254,655	5.23	258,401	5.89
Farmland/agricultural production	2,711	0.05	3,043	0.07
Commercial construction loans	3,711	0.08	5,520	0.13
Consumer and other loans	56,980	1.17	58,213	1.33
Total loans	$4,868,905	100.00%	$4,389,641	100.00%
Net deferred costs	(6,221)		4,496
Total loans including net deferred costs	$4,862,684		$4,394,137

(A)	The June 30, 2020 balance includes PPP loans of $521.6 million

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan and lease losses (ALLL) as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$6,983	$55	$530,459	$3,019	$537,442	$3,074
Home equity lines of credit	18	16	53,987	228	54,005	244
Junior lien loan on residence	—	—	6,160	20	6,160	20
Multifamily property	—	—	1,178,494	9,662	1,178,494	9,662
Owner-occupied commercial real estate	362	—	257,193	3,177	257,555	3,177
Investment commercial real estate	22,134	4,000	1,068,657	25,866	1,090,791	29,866
Commercial and industrial (A)	4,211	250	1,422,190	15,968	1,426,401	16,218
Lease financing	—	—	254,655	3,349	254,655	3,349
Farmland/agricultural production	—	—	2,711	38	2,711	38
Commercial construction loans	—	—	3,711	49	3,711	49
Consumer and other loans	—	—	56,980	368	56,980	368
Total ALLL	$33,708	$4,321	$4,835,197	$61,744	$4,868,905	$66,065

(A)	The balance includes PPP loans of $521.6 million which have no reserve as these loans are guaranteed by the SBA.

	December 31, 2019
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$6,890	$215	$571,416	$1,875	$578,306	$2,090
Home equity lines of credit	3	—	57,245	128	57,248	128
Junior lien loan on residence	19	—	6,992	13	7,011	13
Multifamily property	—	—	1,210,003	6,037	1,210,003	6,037
Owner-occupied commercial real estate	379	—	249,040	2,064	249,419	2,064
Investment commercial real estate	22,605	1,000	1,072,577	14,988	1,095,182	15,988
Commercial and industrial	6,028	1,585	861,267	12,768	867,295	14,353
Lease financing	—	—	258,401	2,642	258,401	2,642
Farmland/agricultural production	—	—	3,043	38	3,043	38
Commercial construction loans	—	—	5,520	27	5,520	27
Consumer and other loans	—	—	58,213	296	58,213	296
Total ALLL	$35,924	$2,800	$4,353,717	$40,876	$4,389,641	$43,676

Impaired loans include nonaccrual loans of $26.7 million at June 30, 2020 and $28.9 million at December 31, 2019. Impaired loans also include performing TDR loans of $2.4 million at both June 30, 2020 and December 31, 2019.  At June 30, 2020, the allowance allocated to TDR loans totaled $4.3 million, of which all but $55,000 was allocated to nonaccrual loans.  At December 31, 2019, the allowance allocated to TDR loans totaled $2.8 million, of which $2.7 million was allocated to nonaccrual loans.  All accruing TDR loans were paying in accordance with restructured terms as of June 30, 2020.  The Company has not committed to lend additional amounts as of June 30, 2020 to customers with outstanding loans that are classified as TDR loans.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2020 and December 31, 2019 (The average impaired loans on the following tables represent year to date impaired loans.):

	June 30, 2020
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$7,522	$6,324	$—	$5,992
Owner-occupied commercial real estate	439	362	—	366
Investment commercial real estate	9,612	7,687	—	8,038
Home equity lines of credit	5	2	—	2
Commercial and industrial	373	373	—	272
Total loans with no related allowance	$17,951	$14,748	$—	$14,670
With related allowance recorded:
Primary residential mortgage	$659	$659	$55	$558
Investment commercial real estate	15,064	14,447	4,000	14,450
Home equity lines of credit	16	16	16	3
Commercial and industrial	6,294	3,838	250	5,598
Total loans with related allowance	$22,033	$18,960	$4,321	$20,609
Total loans individually evaluated for impairment	$39,984	$33,708	$4,321	$35,279

	December 31, 2019
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$7,310	$6,071	$—	$7,186
Owner-occupied commercial real estate	450	379	—	1,099
Investment commercial real estate	9,663	8,138	—	14,115
Home equity lines of credit	5	3	—	77
Junior lien loan on residence	92	19	—	29
Total loans with no related allowance	$17,520	$14,610	$—	$22,506
With related allowance recorded:
Primary residential mortgage	$819	$819	$215	$1,011
Investment commercial real estate	15,064	14,467	1,000	4,832
Commercial and industrial	6,229	6,028	1,585	3,685
Total loans with related allowance	$22,112	$21,314	$2,800	$9,528
Total loans individually evaluated for impairment	$39,632	$35,924	$2,800	$32,034

Interest income recognized on impaired loans for the quarters ended June 30, 2020 and 2019 was not material.  The Company did not recognize any income on nonaccruing impaired loans for the three and six months ended June 30, 2020 and 2019.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,652	$—
Home equity lines of credit	18	—
Owner-occupied commercial real estate	362	—
Investment commercial real estate	17,499	—
Commercial and industrial	4,166	—
Total	$26,697	$—

	December 31, 2019
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,533	$—
Home equity lines of credit	3	—
Junior lien loan on residence	19	—
Owner-occupied commercial real estate	379	—
Investment commercial real estate	17,919	—
Commercial and industrial	6,028	—
Total	$28,881	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019 by class of loans, excluding nonaccrual loans:

	June 30, 2020
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,765	$228	$—	$1,993
Multifamily property	923	—	—	923
Owner-occupied commercial real estate	—	388	—	388
Commercial and industrial	44	281	—	325
Lease financing	156	—	—	156
Total	$2,888	$897	$—	$3,785

	December 31, 2019
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,264	$—	$—	$1,264
Home equity lines of credit	80	—	—	80
Consumer and other loans	566	—	—	566
Total	$1,910	$—	$—	$1,910

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

In addition, the Bank has engaged an independent loan review firm to validate risk ratings and to ensure compliance with our policies and procedures.  This review of the following types of loans is performed quarterly:

•	A large sample of relationships or new lending to existing relationships greater than $1,000,000 booked since the prior review;
•	All criticized and classified rated borrowers with relationship exposure of more than $500,000;
•	A large sample of Pass-rated (including Pass Watch) borrowers with total relationships in excess of $1,000,000 and a small sample of Pass related relationships less than $1,000,000;
•	All leveraged loans of $1,000,000 or greater;
•	At least two borrowing relationships managed by each commercial banker;

•	Any new Regulation “O” loan commitments over $1,000,000;
•	No borrower with commitments of less than $500,000;
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

As of June 30, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$529,722	$527	$7,193	$—
Home equity lines of credit	53,987	—	18	—
Junior lien loan on residence	6,160	—	—	—
Multifamily property	1,177,802	—	692	—
Owner-occupied commercial real estate	254,772	459	2,324	—
Investment commercial real estate	1,049,878	—	40,913	—
Commercial and industrial	1,387,125	26,854	12,422	—
Lease financing	254,655	—	—	—
Farmland/agricultural production	2,711	—	—	—
Commercial construction loans	3,629	82	—	—
Consumer and other loans	56,980	—	—	—
Total	$4,777,421	$27,922	$63,562	$—

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$570,353	$853	$7,100	$—
Home equity lines of credit	57,245	—	3	—
Junior lien loan on residence	6,992	—	19	—
Multifamily property	1,209,288	—	715	—
Owner-occupied commercial real estate	247,388	—	2,031	—
Investment commercial real estate	1,053,445	6,325	35,412	—
Commercial and industrial	847,285	6,382	13,628	—
Lease financing	258,401	—	—	—
Farmland/agricultural production	3,043	—	—	—
Commercial construction loans	5,437	83	—	—
Consumer and other loans	58,213	—	—	—
Total	$4,317,090	$13,643	$58,908	$—

At June 30, 2020, $33.7 million of substandard loans were also considered impaired, compared to December 31, 2019, when $35.9 million of substandard loans were also impaired.

The activity in the allowance for loan and lease losses for the three months ended June 30, 2020 is summarized below:

	April 1,				June 30,
	2020				2020
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,173	$—	$36	$(135)	$3,074
Home equity lines of credit	237	—	2	5	244
Junior lien loan on residence	23	—	—	(3)	20
Multifamily property	9,104	—	—	558	9,662
Owner-occupied commercial real estate	2,838	—	—	339	3,177
Investment commercial real estate	27,671	(400)	—	2,595	29,866
Commercial and industrial	17,124	(2,254)	2	1,346	16,218
Lease financing	3,141	—	—	208	3,349
Farmland/agricultural production	38	—	—	—	38
Commercial construction loans	40	—	—	9	49
Consumer and other loans	394	(5)	1	(22)	368
Total ALLL	$63,783	$(2,659)	$41	$4,900	$66,065

The activity in the allowance for loan and lease losses for the three months ended June 30, 2019 is summarized below:

	April 1,				June 30,
	2019				2019
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,477	$(80)	$9	$(349)	$3,057
Home equity lines of credit	152	—	3	—	155
Junior lien loan on residence	15	—	—	—	15
Multifamily property	5,768	—	—	(24)	5,744
Owner-occupied commercial real estate	2,534	—	64	(101)	2,497
Investment commercial real estate	14,410	—	—	240	14,650
Commercial and industrial	10,185	—	5	1,273	11,463
Lease financing	1,803	—	—	85	1,888
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	306	(14)	1	26	319
Total ALLL	$38,653	$(94)	$82	$1,150	$39,791

The activity in the allowance for loan and lease losses for the six months ended June 30, 2020 is summarized below:

	January 1,				June 30,
	2020				2020
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,090	$—	$113	$871	$3,074
Home equity lines of credit	128	—	5	111	244
Junior lien loan on residence	13	—	—	7	20
Multifamily property	6,037	—	—	3,625	9,662
Owner-occupied commercial real estate	2,064	—	—	1,113	3,177
Investment commercial real estate	15,988	(400)	31	14,247	29,866
Commercial and industrial	14,353	(2,254)	5	4,114	16,218
Lease financing	2,642	—	—	707	3,349
Farmland/agricultural production	38	—	—	—	38
Commercial construction loans	27	—	—	22	49
Consumer and other loans	296	(13)	2	83	368
Total ALLL	$43,676	$(2,667)	$156	$24,900	$66,065

The activity in the allowance for loan and lease losses for the six months ended June 30, 2019 is summarized below:

	January 1,				June 30,
	2019				2019
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,506	$(80)	$51	$(420)	$3,057
Home equity lines of credit	164	—	5	(14)	155
Junior lien loan on residence	15	—	11	(11)	15
Multifamily property	5,959	—	—	(215)	5,744
Owner-occupied commercial real estate	2,614	—	64	(181)	2,497
Investment commercial real estate	14,248	—	—	402	14,650
Commercial and industrial	9,839	—	9	1,615	11,463
Lease financing	1,772	—	—	116	1,888
Farmland/agricultural production	2	—	—	—	2
Commercial construction loans	1	—	—	—	1
Consumer and other loans	384	(25)	2	(42)	319
Total ALLL	$38,504	$(105)	$142	$1,250	$39,791

Loan Modifications:

The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40.

As of June 30, 2020, the Bank has modified 504 loans with a balance of $913.7 million resulting in the deferral of principal and/or interest for periods ranging from 90 to 180 days.  Included in the table below are 25 loans totaling $271.0 million of loan level swaps.  All of these loans were performing in accordance with their terms prior to modification, are currently performing, and are in conformance with the CARES Act.  Details with respect to loan modifications are as follows:

		Post-Modification
		Outstanding
	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	229	$92,335
Home equity lines of credit	21	5,380
Junior lien loan on residence	7	481
Multifamily property	72	270,598
Owner-occupied commercial real estate	44	51,610
Investment commercial real estate	76	411,008
Commercial and industrial	42	31,305
Lease financing	9	47,782
Farmland/agricultural production	1	133
Commercial construction loans	3	3,073
Total	504	$913,705

The future performance of these loans, specifically beyond the term of the deferral, is uncertain.  To recognize a credit allowance commensurate with the existing risk, the Company assigned qualitative factors for each of the above portfolio classes for allowance purposes.

Troubled Debt Restructurings:

The Company has allocated $4.3 million and $2.8 million of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of June 30, 2020 and December 31, 2019, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The following table presents loans by class modified as TDRs during the three-month period ended June 30, 2020:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	1	$139	$139
Total	1	$139	$139

The following table presents loans by class modified as TDRs during the six-month period ended June 30, 2020:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	2	$391	$391
Commercial and inudstrial	1	45	45
Total	3	$436	$436

There were no loans modified as TDRs during the three or six months ended June 30, 2019.

The identification of the TDRs did not have a significant impact on the allowance for loan and lease losses.

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at June 30, 2020:

	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$200
Commercial and industrial	1	45
Total	2	$245

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

4.  DEPOSITS

Certificates of deposit, over $250,000, totaled $229.2 million and $223.7 million at June 30, 2020 and December 31, 2019, respectively.  The above totals exclude brokered certificates of deposit.

The following table sets forth the details of total deposits as of June 30, 2020 and December 31, 2019:

	June 30,		December 31,
	2020		2019
(Dollars in thousands)
Noninterest-bearing demand deposits	$911,989	18.80%	$529,281	12.47%
Interest-bearing checking (1)	1,804,102	37.18	1,510,363	35.59
Savings	123,140	2.54	112,652	2.66
Money market	1,183,603	24.39	1,196,313	28.19
Certificates of deposit - retail	629,941	12.98	633,763	14.94
Certificates of deposit - listing service	35,327	0.73	47,430	1.12
Subtotal deposits	4,688,102	96.62	4,029,802	94.97
Interest-bearing demand - Brokered	130,000	2.68	180,000	4.24
Certificates of deposit - Brokered	33,736	0.70	33,709	0.79
Total deposits	$4,851,838	100.00%	$4,243,511	100.00%

(1)	Interest-bearing checking includes $671.8 million at June 30, 2020 and $423.8 million at December 31, 2019 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of June 30, 2020 are as follows:

(In thousands)
2020	$300,605
2021	277,016
2022	55,384
2023	8,778
2024	28,426
Over 5 Years	28,795
Total	$699,004

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB totaled $105.0 million with a weighted average interest rate of 3.20 percent at both June 30, 2020 and December 31, 2019 respectively.

The advances  had fixed maturity dates and were secured by blanket pledges of certain 1-4 family residential mortgages totaling $354.4 million, multifamily mortgages totaling $761.7 million and securities totaling $158.4 million at June 30, 2020, while at December 31, 2019, the fixed rate advances were secured by blanket pledges of certain 1-4 family residential mortgages totaling $347.5 million, multifamily mortgages totaling $773.1 million and securities totaling $154.3 million.

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2021	$60,000
2022	20,000
2023	25,000
Total	$105,000

Short-term borrowings consisted of a one-month FHLB advance totaling $15.0 million with a rate of 0.46 percent.  The one-month FHLB advance for $15.0 million is part of an interest rate swap designated as a cash flow hedge.  The cash flow hedge has a term of four years.  There were no overnight borrowings with the FHLB as of June 30, 2020 and December 31, 2019.  At June 30, 2020, unused short-term overnight borrowing commitments totaled $1.8 billion from the FHLB, $22.0 million from correspondent banks and $1.0 billion at the Federal Reserve Bank of New York.

The Company had $535.8 million in borrowings from the Federal Reserve’s PPPLF as of June 30, 2020.  The borrowings have a rate of 0.35 percent, primarily all of which have a 2-year maturity.  The Company utilized the PPPLF to fund PPP loan production during the second quarter of 2020.  The borrowings are fully pledged by PPP loans as of June 30, 2020.

6.  BUSINESS SEGMENTS

The Company assesses its results among two operating segments, Banking and Peapack Private. Management uses certain methodologies to allocate income and expense to the business segments. A funds transfer pricing methodology is used to assign interest income and interest expense.  Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown. The Banking segment’s effective tax rate for the three and six months ended June 30, 2020 was affected by a $3.34 million income tax benefit recorded during the first quarter of 2020. For additional information related to this income tax benefit refer to the Income Taxes section of Management’s Discussion and Analysis.

Banking

The Banking segment includes commercial (includes C&I and equipment finance), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support and sales.

Peapack Private

Peapack Private includes PGB Trust & Investments of Delaware, Murphy Capital, Lassus Wherley and Point View, includes investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$30,453	$1,518	$31,971
Noninterest income	2,356	10,270	12,626
Total income	32,809	11,788	44,597

Provision for loan and lease losses	4,900	—	4,900
Compensation and benefits	13,774	5,412	19,186
Premises and equipment expense	3,487	549	4,036
FDIC expense	455	—	455
Other noninterest expense	3,052	2,285	5,337
Total noninterest expense	25,668	8,246	33,914
Income before income tax expense	7,141	3,542	10,683
Income tax expense	1,257	1,184	2,441
Net income	$5,884	$2,358	$8,242

	Three Months Ended June 30, 2019
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$27,934	$1,334	$29,268
Noninterest income	3,151	9,875	13,026
Total income	31,085	11,209	42,294

Provision for loan and lease losses	1,150	—	1,150
Compensation and employee benefits	12,685	4,858	17,543
Premises and equipment expense	3,046	554	3,600
FDIC insurance expense	277	—	277
Other operating expense	2,553	2,200	4,753
Total operating expense	19,711	7,612	27,323
Income before income tax expense	11,374	3,597	14,971
Income tax expense	2,581	840	3,421
Net income	$8,793	$2,757	$11,550

	Six Months Ended June 30, 2020
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$60,862	$2,856	$63,718
Noninterest income	6,585	20,558	27,143
Total income	67,447	23,414	90,861

Provision for loan and lease losses	24,900	—	24,900
Compensation and employee benefits	26,981	11,431	38,412
Premises and equipment expense	6,908	1,171	8,079
FDIC insurance expense	705	—	705
Other operating expense	5,658	4,395	10,053
Total operating expense	65,152	16,997	82,149
Income before income tax (benefit)/expense	2,295	6,417	8,712
Income tax (benefit)/expense	(2,636)	1,733	(903)
Net income/(loss)	$4,931	$4,684	$9,615

Total assets at period end	$6,203,441	$77,774	$6,281,215

	Six Months Ended June 30, 2019
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$56,500	$2,775	$59,275
Noninterest income	5,430	19,325	24,755
Total income	61,930	22,100	84,030

Provision for loan and lease losses	1,250	—	1,250
Compensation and employee benefits	24,682	10,017	34,699
Premises and equipment expense	5,971	1,017	6,988
FDIC insurance expense	554	—	554
Other operating expense	5,311	4,336	9,647
Total operating expense	37,768	15,370	53,138
Income before income tax expense	24,162	6,730	30,892
Income tax expense	6,192	1,725	7,917
Net income	$17,970	$5,005	$22,975

Total assets at period end	$4,791,902	$79,332	$4,871,234

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of June 30, 2020.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. treasuries	$2,902	$—	$2,902	$—
U.S. government-sponsored agencies	59,499	—	59,499	—
Mortgage-backed securities-residential	461,546	—	461,546	—
SBA pool securities	2,503	—	2,503	—
State and political subdivisions	10,208	—	10,208	—
Corporate bond	3,084	—	3,084	—
CRA investment fund	15,159	15,159	—	—
Loans held for sale, at fair value	10,021	—	10,021	—
Derivatives:
Loan level swaps	99,163	—	99,163	—
Total	$664,085	$15,159	$648,926	$—

Liabilities:
Derivatives:
Cash flow hedges	$12,435	$—	$12,435	$—
Loan level swaps	99,163	—	99,163	—
Total	$111,598	$—	$111,598	$—

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

The Company has elected the fair value option for certain loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of June 30, 2020 and December 31, 2019.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	June 30, 2020	December 31, 2019
Residential loans contractual balance	$9,857	$2,839
Fair value adjustment	164	42
Total fair value of residential loans held for sale	$10,021	$2,881

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2020.

The following tables summarize, for the periods indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$10,447	$—	$—	$10,447

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$13,467	$—	$—	$13,467

The carrying amounts and estimated fair values of financial instruments at June 30, 2020 are as follows:

		Fair Value Measurements at June 30, 2020 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$622,827	$622,827	$—	$—	$622,827
Securities available for sale	539,742	—	539,742	—	539,742
CRA investment fund	15,159	15,159	—	—	15,159
FHLB and FRB stock	18,598	—	—	—	N/A
Loans held for sale, at fair value	10,021	—	10,021	—	10,021
Loans held for sale, at lower of cost or fair value	27,228	—	28,233	—	28,233
Loans, net of allowance for loan and lease losses	4,796,619	—	—	5,095,052	5,095,052
Accrued interest receivable	15,956	—	1,413	14,543	15,956
Loan level swaps	99,163	—	99,163	—	99,163
Financial liabilities
Deposits	$4,851,838	$4,152,834	$710,114	$—	$4,862,948
Short-term borrowings	15,000	—	15,000	—	15,000
Federal home loan bank advances	105,000	—	110,377	—	110,377
Paycheck Protection Program Liquidity Facility	535,837	—	535,837	—	535,837
Subordinated debt	83,529	—	—	84,249	84,249
Accrued interest payable	2,013	237	1,721	55	2,013
Cash flow hedges	12,435	—	12,435	—	12,435
Loan level swap	99,163	—	99,163	—	99,163

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 are as follows:

		Fair Value Measurements at December 31, 2019 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$208,185	$208,185	$—	$—	$208,185
Securities available for sale	390,755	—	390,755	—	390,755
CRA investment fund	10,836	10,836	—	—	10,836
FHLB and FRB stock	24,068	—	—	—	N/A
Loans held for sale, at fair value	2,881	—	2,881	—	2,881
Loans held for sale, at lower of cost or fair value	14,667	—	15,126	—	15,126
Loans, net of allowance for loan and lease losses	4,350,461	—	—	4,268,481	4,268,481
Accrued interest receivable	10,494	—	1,361	9,133	10,494
Cash flow Hedges	121	—	121	—	121
Loan level swaps	32,381	—	32,381	—	32,381
Financial liabilities
Deposits	$4,243,511	$3,528,609	$718,818	$—	$4,247,427
Short-term borrowings	128,100	—	128,100	—	128,100
Federal Home Loan Bank advances	105,000	—	108,354	—	108,354
Subordinated debt	83,417	—	—	86,536	86,536
Accrued interest payable	2,357	392	1,910	55	2,357
Cash flow hedges	3,788	—	3,788	—	3,788
Loan level swaps	32,381	—	32,381	—	32,381

8.  REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended June 30,
(In thousands)	2020	2019
Service charges on deposits
Overdraft fees	$72	$164
Interchange income	270	322
Other	353	411
Wealth management fees (a)	9,996	9,568
Other (b)	1,935	2,561
Total noninterest other income	$12,626	$13,026

	For the Six Months Ended June 30,
(In thousands)	2020	2019
Service charges on deposits
Overdraft fees	$219	$324
Interchange income	550	586
Other	742	803
Wealth management fees (a)	19,951	18,742
Other (b)	5,681	4,300
Total noninterest other income	$27,143	$24,755
(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2020			2019
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$72	$—	$72	$164	$—	$164
Interchange income	270	—	270	322	—	322
Other	353	—	353	411	—	411
Wealth management fees (a)	—	9,996	9,996	—	9,568	9,568
Other (b)	1,661	274	1,935	2,254	307	2,561
Total noninterest income	$2,356	$10,270	$12,626	$3,151	$9,875	$13,026

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2020			2019
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$219	$—	$219	$324	$—	$324
Interchange income	550	—	550	586	—	586
Other	742	—	742	803	—	803
Wealth management fees (a)	—	19,951	19,951	—	18,742	18,742
Other (b)	5,074	607	5,681	3,717	583	4,300
Total noninterest income	$6,585	$20,558	$27,143	$5,430	$19,325	$24,755

(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

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

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income for the second quarter of 2020 by $23,000 compared to $36,000 for same quarter of 2019. Cardholder rewards reduced interchange income by $55,000 and $68,000 for the six months ended June 30, 2020 and 2019, respectively.

Wealth management fees (gross):  The Company earns wealth management fees from its contracts with wealth management clients to manage assets for investment, and/or to transact on their accounts.  These fees are primarily earned over time as the Company charges its clients on a monthly or quarterly basis in accordance with its investment advisory agreements.  Fees are generally assessed based on a tiered scale of the market value of AUM at month end.  Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e. trade date).

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

Other:  All of the other income items are outside the scope of ASC 606.

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2020	2019	2020	2019
Professional and legal fees	$1,042	$968	$2,016	$2,092
Telephone	395	377	719	657
Advertising	728	409	1,068	768
Amortization of intangible assets	321	229	645	458
Branch restructure	278	—	278	—
Other operating expenses	2,573	2,770	5,327	5,672
Total other operating expenses	$5,337	$4,753	$10,053	$9,647

10.  ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended June 30, 2020 and 2019:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2020	Reclassifications	Income/(Loss)	2020	2020
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$5,393	$1,542	—	$1,542	$6,935

Gain/(loss) on cash flow hedges	(9,052)	128	(7)	121	(8,931)

Accumulated other comprehensive loss, net of tax	$(3,659)	$1,670	$(7)	$1,663	$(1,996)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2019	Reclassifications	Income/(Loss)	2019	2019
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(1,278)	$2,176	$—	$2,176	$898

Gain/(loss) on cash flow hedges	(451)	(2,029)	(22)	(2,051)	(2,502)

Accumulated other comprehensive loss, net of tax	$(1,729)	$147	$(22)	$125	$(1,604)

The following represents the reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
(In thousands)	2020	2019	Affected Line Item in Income Statement
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(9)	$(31)	Interest expense
Income tax expense	2	9	Income tax expense
Total reclassifications, net of tax	$(7)	$(22)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the six months ended June 30, 2020 and 2019:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2020	Reclassifications	Income/(Loss)	2020	2020
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$1,006	$5,929	$—	$5,929	$6,935

Gain/(loss) on cash flow hedges	(2,501)	(6,371)	(59)	(6,430)	(8,931)

Accumulated other comprehensive loss, net of tax	$(1,495)	$(442)	$(59)	$(501)	$(1,996)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2019	Reclassifications	Income/(Loss)	2019	2019
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(3,006)	$3,904	$—	$3,904	$898

Gain/(loss) on cash flow hedges	661	(3,120)	(43)	(3,163)	(2,502)

Accumulated other comprehensive loss, net of tax	$(2,345)	$784	$(43)	$741	$(1,604)

The following represents the reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(In thousands)	2020	2019	Affected Line Item in Income
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(80)	$(62)	Interest expense
Income tax expense	21	19	Income tax expense
Total reclassifications, net of tax	$(59)	$(43)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $270.0 million and $245.0 million as of June 30, 2020 and December 31, 2019, respectively, were designated as cash flow hedges of certain interest-bearing deposits and FHLB advances. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of June 30, 2020, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of June 30, 2020 and December 31, 2019:

,	June 30, 2020		December 31, 2019
Notional amount	$270,000		$245,000
Weighted average pay rate	1.93%		2.05%
Weighted average receive rate	0.28%		1.83%
Weighted average maturity	2.53	years	2.45	years
Unrealized gain, net	$(12,435)		$(3,667)

Number of contracts	13		12

Net interest expense recorded on these swap transactions totaled $1.1 million and $1.3 million for the three and six months ended June 30, 2020, respectively.   Net interest income recorded on these swap transactions totaled $290,000 and $625,000 for the three and six months ended June 30, 2019, respectively.

Cash Flow Hedges

The following table presents the net gain/(loss) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Interest rate contracts
Gain/(loss) recognized in OCI (effective portion)	$121	$(2,051)	$(6,430)	$(3,163)
Gain/(loss) reclassified from OCI to interest expense	(7)	22	(59)	43
Gain/(loss) recognized in other non-interest expense (ineffective portion)	—	—	—	—

During the first quarter of 2020, the Company recognized an unrealized after-tax gain of $26,000 in accumulated other comprehensive income/(loss) related to the termination of three interest rate swaps designated as cash flow hedges.  During the second quarter of 2019, the Company recognized an unrealized after-tax gain of $189,000 in accumulated other comprehensive income/(loss) related to the termination of four interest rate swaps designated as cash flow hedges.  These gains are being amortized into earnings over the remaining life of the terminated swaps.  The Company recognized pre-tax interest income of $9,000 and $80,000 for the three and six months ended June 30, 2020, respectively, and $31,000 and $62,000 for the three and six months ended June 30, 2019, respectively, related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

	June 30, 2020
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits and FHLB advances	$270,000	$(12,435)
Total included in other assets	—	—
Total included in other liabilities	270,000	(12,435)

	December 31, 2019
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$245,000	$(3,667)
Total included in other assets	70,000	121
Total included in other liabilities	175,000	(3,788)

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

Information about these swaps is as follows:

(Dollars in thousands)	June 30, 2020		December 31, 2019
Notional amount	$868,666		$793,875
Fair value	$99,163		$32,381
Weighted average pay rates	4.02%		4.12%
Weighted average receive rates	1.95%		3.54%
Weighted average maturity	6.9	years	7.3	years

Number of contracts	99		91

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

The Company maintains certain property and equipment under direct financing and operating leases. Upon adoption of the new lease guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $7.9 million and $8.2 million, respectively, on the consolidated statement of condition. As of June 30, 2020, the Company's operating lease ROU asset and operating lease liability totaled $10.8 million and $11.1 million, respectively. As of December 31, 2019, the Company's operating lease ROU asset and operating lease liability totaled $12.1 million and $12.4 million, respectively.  A weighted average discount rate of 3.09% and 3.05% was used in the measurement of the ROU asset and lease liability as of June 30, 2020 and December 31, 2019, respectively.

The Company's leases have remaining lease terms between six months to 17 years, with a weighted average lease term of 6.11 years at June 30, 2020. The Company's leases had remaining lease terms between five months to 17 years, with a weighted average lease term of 6.33 years, at December 31, 2019. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $812,000 and $757,000 for the three months ended June 30, 2020 and 2019, respectively.  The variable lease costs were $87,000 and $82,000 for the three months ended June 30, 2020 and 2019, respectively.

Total operating lease costs were $1.6 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively. The variable lease costs were $176,000 and $155,000 for the six months ended June 30, 2020 and 2019, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of June 30, 2020:

(In thousands)
2020	$3,009
2021	2,280
2022	1,955
2023	1,468
2024	1,280
Thereafter	2,322
Total lease payments	12,314
Less: imputed interest	1,198
Total present value of lease payments	$11,116

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
(In thousands)	2020	2019
Right-of-use asset obtained in exchange for lease obligation	$157	$7,862
Operating cash flows from operating leases	1,446	1,140
Operating cash flows from direct finance leases	177	196
Financing cash flows from direct finance leases	374	374

14. ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”. The standard requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. For lessees, virtually all leases will be required to be recognized on the balance sheet by recording a right-of-use asset and lease liability. Subsequent accounting for leases varies depending on whether the lease is an operating lease or a finance lease. The ASU requires additional qualitative and quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.  Due to the uncertainty created by the current environment under a provision provided by the CARES Act, the Company elected to delay the adoption of FASB’s new rule covering the CECL standard until the earlier of the termination date of the national emergency declared by President Trump under the National Emergencies Act on March 13, 2020, related to the outbreak of COVID-19, or December 31, 2020. Once the delay provision has been terminated, adoption will be retroactive to January 1, 2020. The largest impact will be on the allowance for loan and lease losses (ALLL).  The impact to the Company’s ALLL has not yet been calculated. The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio.  The Company has formed a CECL committee comprised of finance, accounting, and credit members. The Company has evaluated and selected a third-party firm to assist in the development of a CECL program, selected portfolio segmentations, loss methodologies and the probability of default/loss given default model to assist in the calculation of the ALLL in preparation for the change to the expected loss model. The Company continues to work towards implementing the accounting, reporting and governance processes required under the new standard and expect to complete the model implementation and validation. The Company expects to recognize a one-time cumulative-effect adjustment to our ALLL through retained earnings as of the January 1, 2020. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our consolidated financial condition or results of operations.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU removes the following exceptions: exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is assessing ASU 2019-12 and its impact on its financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this ASU can be adopted immediately and are effective through December 31, 2020.  The Company is evaluating alternative reference rates including the Secured Overnight Financing Rate (SOFR) in preparation for a rate index replacement and the adoption of this ASU.

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

•	the impact of anticipated higher operating expenses in 2020 and beyond;
•	our inability to successfully integrate wealth management firm acquisitions;
•	our inability to manage our growth;
•	our inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•	declines in value in our investment portfolio;
•	impact on our business from a pandemic event on our business, operations, customers, allowance for loan losses and capital levels;
•	higher than expected increases in our allowance for loan and lease losses;
•	higher than expected increases in loan and lease losses or in the level of nonperforming loans;
•	changes in interest rates;
•	decline in real estate values within our market areas;
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

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•	our wealth management revenues may decline with continuing market turmoil;
•	a worsening of business and economic conditions or in the financial markets could result in an impairment of certain intangible assets, such as goodwill;
•

the unanticipated loss or unavailability of key employees due to the outbreak, which could harm our ability to operate our business or execute our business strategy, especially as we may not be successful in finding and integrating suitable successors;

•	we may face litigation, regulatory enforcement and reputation risk as a result of our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guaranties;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely; and
•	FDIC premiums may increase if the agency experience additional resolution costs.

Moreover, our operations depend on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the pandemic could hinder our ability to operate our business or execute our business strategy.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2020	2019	2020 vs 2019
Results of Operations:
Net interest income	$31,971	$29,268	$2,703
Provision for loan and lease losses (1)	4,900	1,150	3,750
Net interest income after provision for loan and lease losses	27,071	28,118	(1,047)
Wealth management fee income (2)	9,996	9,568	428
Other income	2,630	3,458	(828)
Operating expense	29,014	26,173	2,841
Income before income tax expense	10,683	14,971	(4,288)
Income tax expense	2,441	3,421	(980)
Net income	$8,242	$11,550	$(3,308)

Total revenue (Net interest income plus wealth management fee income and other income)	$44,597	$42,294	$2,303

Diluted average shares outstanding	19,059,822	19,568,371	(508,549)

Diluted earnings per share	$0.43	$0.59	$(0.16)

Return on average assets annualized (ROAA)	0.56%	0.99%	(0.43)%
Return on average equity annualized (ROAE)	6.56	9.49	(2.93)

1.

The June 2020 quarter included a provision for loan and lease losses of $4.9 million.  The increase in the provision for loan and lease losses was primarily due to the current environment created by the COVID-19 pandemic.

2.	The June 2020 quarter included a full quarter of wealth management fee income and expense related to Point View, which was acquired effective September 1, 2019.

The following table presents certain key aspects of our performance for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2020	2019	2020 vs 2019
Results of Operations:
Net interest income	$63,718	$59,275	$4,443
Provision for loan and lease losses (1)	24,900	1,250	23,650
Net interest income after provision for loan and lease losses	38,818	58,025	(19,207)
Wealth management fee income (2)	19,951	18,742	1,209
Other income	7,192	6,013	1,179
Operating expense	57,249	51,888	5,361
Income before income tax expense	8,712	30,892	(22,180)
Income tax (benefit)/expense (3)	(903)	7,917	(8,820)
Net income	$9,615	$22,975	$(13,360)

Total revenue (Net interest income plus wealth management fee income and other income)	$90,861	$84,030	$6,831

Diluted average shares outstanding	18,991,056	19,528,537	(537,481)

Diluted earnings per share	$0.51	$1.18	$(0.67)

Return on average assets annualized (ROAA)	0.35%	0.99%	(0.64)%
Return on average equity annualized (ROAE)	3.80	9.57	(5.77)

	June 30,	December 31,	Change
	2020	2019	2020 vs 2019
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	14.62%	14.20%	0.42%
Tier I leverage ratio	8.57	9.33	(0.76)
Loans to deposits	100.22	103.55	(3.33)
Allowance for loan and lease losses to total loans	1.36	0.99	0.37
Allowance for loan and lease losses to nonperforming loans	247.46	151.23	96.23
Nonperforming loans to total loans	0.55	0.66	(0.11)

(1)

The six months ended June 30, 2020 included a provision for loan and lease losses of $24.9 million.  The increase in the provision for loan and lease losses was primarily due to the current environment created by the COVID-19 pandemic.

(2)	The six months ended June 30, 2020 included wealth management fee income and expense related to Point View, which was acquired effective September 1, 2019.
(3)	The 2020 year included a $3.2 million tax benefit related to the carryback of tax NOLs to prior years when the Federal tax rate was 14% higher.

For the quarter ended June 30, 2020, the Company recorded revenue of $44.60 million, pretax income of $10.68 million, net income of $8.24 million and diluted earnings per share of $0.43, compared to revenue of $42.29 million, pretax income of $14.97 million, net income of $11.55 million and diluted earnings per share of $0.59 for the same three month period last year. The 2020 quarter included increased net interest income, which was offset by an increased provision for loan and lease losses and increased operating expenses (due in part to the wealth management firm acquired September 2019.) The increased provision for loan losses was due to increased qualitative factors associated with the increased unemployment rate and the level of loan payment deferral requests created by the COVID-19 pandemic.  In comparing the second quarter of 2020 to the second quarter of 2019, revenue increased by 5%.  Net interest income benefitted from an increase in our average interest-earning assets partially offset by a decline in our net interest margin for the quarter ended June 30, 2020. Revenue was also positively affected by an increase in wealth management fee income due to growth in AUM/AUA from existing clients and the acquisition of Point View in September 2019, offset by the decrease in market value of the AUM/AUA over the first quarter of 2020.  Capital markets activity (which includes loan level back-to-back swap activities, the SBA lending and sale program and mortgage banking activities) resulted in $1.01 million of revenue for the second quarter of 2020 which decreased $416,000 from $1.43 million for the same period in 2019.  Income from these programs are not linear each quarter, as some quarters will be higher than others.  The

COVID-19 pandemic along with a declining interest rate environment impacted the Company’s capital markets activity and revenue during the second quarter of 2020.

The Company recorded revenue of $90.86 million, pretax income of $8.71 million, net income of $9.62 million and diluted earnings per share of $0.51 for the six months ended June 30, 2020 compared to revenue of $84.03 million, pretax income of $30.89 million, net income of $22.98 million and diluted earnings per share of $1.18 for the same 2019 period. The 2020 year included increased net interest income and noninterest income offset by increased operating expenses (due in part to the wealth management firm acquired in September 2019) and an increased provision for loan and lease losses. The 2020 year also included a tax benefit of $3.2 million recorded in the first quarter of 2020 caused by the changes in the treatment of tax net operating losses (“NOL”) under the provisions of The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

COVID-19 UPDATE: The COVID-19 pandemic has continued to have a devastating effect on businesses both locally and nationally. As a result, Congress passed the CARES Act to provide fast and direct economic assistance to American workers, families and businesses. The CARES Act contains substantial tax and spending provisions including direct financial aid to American families, extensive emergency funding for hospitals and medical providers, and economic stimulus to significant impacted industry sectors.  Below are some of the measures the Company has implemented in response to COVID-19.

The Company has an Incident Response Team comprised of senior and departmental leaders that meet frequently to monitor and address the ongoing developments and challenges presented by the COVID-19 pandemic. The following represent responses by Management as a result of COVID-19:

•	The Company’s branch offices remain open via drive-thru facilities, ATM access, and on-line banking;
•	Management has leveraged technology to support employees that are working remotely;
•	Retail client initiatives have been introduced including:
1)	90-day or 180-day payment deferral period (the Company approved deferral requests relating to approximately $913.7 million or 19% of our portfolio as of June 30, 2020).
2)	Waiving all late fees for April/May/June;
3)	Not reporting payment deferrals or late payments to credit bureaus through June; and
4)

Utilized the PPP to assist both clients and community organizations with funding needs related to the pandemic (processed over 2,000 applications with approximately $600 million of approved loans as of June 30, 2020).

The Company has identified several industry sectors within the loan portfolio that are most impacted by COVID-19 and include but are not limited to: manufacturing, transportation, accommodation and food services, retail trade, real estate – retail and arts, entertainment and recreation. Management has performed portfolio reviews related to these sectors in the second quarter of 2020 and will conduct follow up reviews for the third quarter of 2020.  Management will continue to monitor these sectors closely and evaluate for potential impact on our ALLL.

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

The following table summarize the Company’s net interest income and margin for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2020		June 30, 2019
(Dollars in thousands)	NII	NIM	NII	NIM
NII/NIM excluding the below	$29,881	2.45%	$28,938	2.69%
Prepayment premiums received on loan paydowns	376	0.03%	246	0.02%
Effect of maintaining excess interest earning cash	(263)	-0.19%	84	-0.07%
Effect of PPP loans	1,977	-0.02%	—	0.00%
NII/NIM as reported	$31,971	2.27%	$29,268	2.64%

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
	NII	NIM	NII	NIM
NII/NIM excluding the below	$61,403	2.54%	$58,467	2.73%
Prepayment premiums received on loan paydowns	901	0.04%	678	0.02%
Effect of maintaining excess interest earning cash	(563)	-0.15%	130	-0.08%
Effect of PPP loans	1,977	-0.02%	—	0.00%
NII/NIM as reported	$63,718	2.41%	$59,275	2.67%

Net interest income, on a fully tax-equivalent basis, increased $2.5 million, or 8 percent, for the second quarter of 2020 to $32.4 million from net interest income of $29.9 million for the same quarter in 2019.  The net interest margin was 2.27 percent and 2.64 percent for the three months ended June 30, 2020 and 2019, respectively, a decrease of 37 basis points.  Net interest income, on a fully tax-equivalent basis, increased $4.2 million, or 7 percent, for the first six months ended June 30, 2020 to $64.7 million from net interest income of $60.5 million for the same period in 2019.  The net interest margin was 2.41 percent and 2.67 percent for the six months ended June 30, 2020 and 2019, respectively, a decrease of 26 basis points. As shown above, the Company’s reported NIM declined 37 basis points compared to the June 30, 2019 quarter, while core NIM declined only 24 basis points compared to the June 30, 2019 quarter. As a commercial bank, the Company is asset sensitive with a large portion of its commercial loan portfolio tied to one-month LIBOR. The decline in the core NIM was a function of the precipitous decline in one-month LIBOR in the second quarter.

The growth in net interest income for the three and six months ended June 30, 2020 was due to increases in the average balance of interest-earning assets and a decrease in the average cost of interest-bearing liabilities, offset by an increase in the average balance of interest-bearing liabilities and by a decrease in the average yield on interest-earning assets.  The Company continues to be impacted by competitive pressures in attracting new loans and deposits, as well as retaining deposits.

Future net interest income will be benefitted from interest and fees from PPP loans. As of June 30, 2020, the Company had $521.6 million of PPP loans, with net deferred fees of $11.1 million that will be amortized to net interest income over the life of the loans, which have a stated maturity of two to five years.  However, these loans may be eligible for loan forgiveness by the SBA at an earlier date, which would accelerate the amortization of the net deferred fees.

Future net interest income will also be benefitted by the repricing of the Company’s time certificates of deposit (“CDs”). Over the six-month period of July to December 2020, approximately $300 million of CDs with an average rate of approximately 1.50% will mature.

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	June 30,	June 30,
(In thousands)	2020	2019
Residential mortgage loans originated for portfolio	$18,627	$21,998
Residential mortgage loans originated for sale	37,061	9,785
Total residential mortgage loans	55,688	31,783

Commercial real estate loans	748	34,204
Multifamily properties	11,960	58,604
C&I loans (A) (B)	99,294	143,944
Small business administration (C)	595,651	3,740
Wealth Lines of Credit (A)	500	6,725
Total commercial loans	708,153	247,217

Installment loans	950	1,497
Home equity lines of credit (A)	4,280	3,626
Total loans closed	$769,071	$284,123

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2020	2019
Residential mortgage loans originated for portfolio	$33,458	$32,837
Residential mortgage loans originated for sale	56,452	12,875
Total residential mortgage loans	89,910	45,712

Commercial real estate loans	9,606	55,229
Multifamily properties	73,958	79,726
C&I loans (A) (B)	142,202	285,072
Small business administration (C)	609,481	12,790
Wealth Lines of Credit (A)	3,750	14,105
Total commercial loans	838,997	446,922

Installment loans	1,206	2,055
Home equity lines of credit (A)	7,912	5,233
Total loans closed	$938,025	$499,922

(A)	Includes loans and lines of credit that closed in the period but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

(C) Includes PPP loans of $596 million for the three and six months ended June 30, 2020.

The Company manages its origination levels in conjunction with anticipated paydowns and payoffs. The Company has managed its balance sheet such that multifamily and 1-4 family residential loans declined as a percentage of the overall loan portfolio and C&I loans became a larger percentage of the overall loan portfolio. C&I loan originations declined by $44.6 million and $142.9 million for the three and six months ended June 30, 2020, respectively.  Multi-family originations also declined by $46.6 million to $12.0 million for the three months ended June 30, 2020 as compared to the prior year. The decreases in originations were due to the Company’s focused efforts on PPP production and loan deferral requests during the second quarter of 2020. Residential mortgage loans increased by $23.9 million and $44.2 million for the three and six months ended June 30, 2020, respectively.  The increase was primarily due to an increased demand by residential customers reflective of the low interest rate environment and the ability of the Company to sell these mortgages in the secondary market to generate non-interest income.

At June 30, 2020, December 31, 2019 and June 30, 2019, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance.

The following table presents such concentration levels at the following periods:

	June 30,	December 31,	June 30,
	2020	2019	2019
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	201%	212%	197%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	187	192	178

Total CRE concentration	388%	404%	375%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	June 30, 2020			June 30, 2019
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$437,288	$2,108	1.93%	$392,079	$2,639	2.69%
Tax-exempt (1) (2)	10,137	129	5.09	16,913	206	4.87
Loans (2) (3):
Residential mortgages	530,087	4,497	3.39	568,020	4,835	3.40
Commercial mortgages	2,083,310	16,147	3.10	1,786,086	17,581	3.94
Commercial	2,038,530	18,204	3.57	1,417,112	17,303	4.88
Commercial construction	3,296	44	5.34	—	—	—
Installment	52,859	371	2.81	54,565	585	4.29
Home equity	54,869	453	3.30	63,112	818	5.18
Other	318	7	8.81	375	10	10.67
Total loans	4,763,269	39,723	3.34	3,889,270	41,132	4.23
Federal funds sold	102	—	0.25	101	—	0.25
Interest-earning deposits	497,764	109	0.09	241,129	1,265	2.10
Total interest-earning assets	5,708,560	42,069	2.95%	4,539,492	45,242	3.99%
Noninterest-earning assets:
Cash and due from banks	5,437			5,280
Allowance for loan and lease losses	(64,109)			(39,138)
Premises and equipment	21,462			21,176
Other assets	234,357			127,798
Total noninterest-earning assets	197,147			115,116
Total assets	$5,905,707			$4,654,608
LIABILITIES:
Interest-bearing deposits:
Checking	$1,748,753	$1,642	0.38%	$1,266,909	$4,123	1.30%
Money markets	1,207,816	1,473	0.49	1,197,998	4,415	1.47
Savings	118,878	16	0.05	112,693	16	0.06
Certificates of deposit - retail	676,498	3,147	1.86	610,493	3,461	2.27
Subtotal interest-bearing deposits	3,751,945	6,278	0.67	3,188,093	12,015	1.51
Interest-bearing demand - brokered	150,330	700	1.86	180,000	836	1.86
Certificates of deposit - brokered	33,729	264	3.13	46,639	326	2.80
Total interest-bearing deposits	3,936,004	7,242	0.74	3,414,732	13,177	1.54
FHLB advances and borrowings	330,514	1,127	1.36	105,000	838	3.19
Finance lease liabilities	7,270	87	4.79	8,052	97	4.82
Subordinated debt	83,496	1,222	5.85	83,272	1,223	5.87
Total interest-bearing liabilities	4,357,284	9,678	0.89%	3,611,056	15,335	1.70%
Noninterest-bearing liabilities:
Demand deposits	873,926			497,853
Accrued expenses and other liabilities	171,814			58,721
Total noninterest-bearing liabilities	1,045,740			556,574
Shareholders’ equity	502,683			486,978
Total liabilities and shareholders’ equity	$5,905,707			$4,654,608
Net interest income (tax-equivalent basis)		32,391			29,907
Net interest spread			2.06%			2.29%
Net interest margin (4)			2.27%			2.64%
Tax equivalent adjustment		(420)			(639)
Net interest income		$31,971			$29,268
(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Six Months Ended

	June 30, 2020			June 30, 2019
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$424,547	$4,567	2.15%	$389,835	$5,323	2.73%
Tax-exempt (1) (2)	10,335	260	5.03	17,128	416	4.86
Loans (2) (3):
Residential mortgages	532,601	9,073	3.41	569,818	9,730	3.42
Commercial mortgages	2,019,559	34,629	3.43	1,805,123	35,603	3.94
Commercial	1,898,334	36,798	3.88	1,398,452	34,053	4.87
Commercial construction	4,462	132	5.92	—	—	—
Installment	53,421	835	3.13	54,889	1,162	4.23
Home equity	55,261	1,067	3.86	61,773	1,583	5.13
Other	341	16	9.38	394	21	10.66
Total loans	4,563,979	82,550	3.62	3,890,449	82,152	4.22
Federal funds sold	102	—	0.25	101	—	0.25
Interest-earning deposits	374,665	661	0.35	239,201	2,535	2.12
Total interest-earning assets	5,373,628	88,038	3.28%	4,536,714	90,426	3.99%
Noninterest-earning assets:
Cash and due from banks	5,477			5,339
Allowance for loan and lease losses	(54,238)			(39,044)
Premises and equipment	21,304			21,321
Other assets	197,904			124,965
Total noninterest-earning assets	170,447			112,581
Total assets	$5,544,075			$4,649,295
LIABILITIES:
Interest-bearing deposits:
Checking	$1,644,776	$5,089	0.62%	$1,275,711	$7,833	1.23%
Money markets	1,199,932	4,454	0.74	1,202,973	8,750	1.45
Savings	114,892	31	0.05	113,345	32	0.06
Certificates of deposit - retail	687,258	6,841	1.99	608,845	6,695	2.20
Subtotal interest-bearing deposits	3,646,858	16,415	0.90	3,200,874	23,310	1.46
Interest-bearing demand - brokered	165,165	1,623	1.97	180,000	1,575	1.75
Certificates of deposit - brokered	33,722	527	3.13	51,371	691	2.69
Total interest-bearing deposits	3,845,745	18,565	0.97	3,432,245	25,576	1.49
FHLB advances and borrowings	256,956	2,139	1.66	105,448	1,672	3.17
Finance lease liabilities	7,373	177	4.80	8,147	196	4.81
Subordinated debt	83,467	2,445	5.86	83,243	2,447	5.88
Total interest-bearing liabilities	4,193,541	23,326	1.11%	3,629,083	29,891	1.65%
Noninterest-bearing liabilities:
Demand deposits	708,242			484,632
Accrued expenses and other liabilities	136,738			55,274
Total noninterest-bearing liabilities	844,980			539,906
Shareholders’ equity	505,554			480,306
Total liabilities and shareholders’ equity	$5,544,075			$4,649,295
Net interest income (tax-equivalent basis)		64,712			60,535
Net interest spread			2.17%			2.34%
Net interest margin (4)			2.41%			2.67%
Tax equivalent adjustment		(994)			(1,260)
Net interest income		$63,718			$59,275

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended June 30, 2020
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$161	$(769)	$(608)
Loans	8,489	(9,898)	(1,409)
Interest-earning deposits	667	(1,823)	(1,156)
Total interest income	$9,317	$(12,490)	$(3,173)
LIABILITIES:
Interest-bearing checking	$924	$(3,405)	$(2,481)
Money market	9	(2,951)	(2,942)
Savings	1	(1)	—
Certificates of deposit - retail	355	(669)	(314)
Certificates of deposit - brokered	(98)	36	(62)
Interest bearing demand brokered	(136)	-	(136)
Borrowed funds	291	(2)	289
Capital lease obligation	(10)	—	(10)
Subordinated debt	3	(4)	(1)
Total interest expense	$1,339	$(6,996)	$(5,657)
Net interest income	$7,978	$(5,494)	$2,484

	For the Six Months Ended June 30, 2020
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$210	$(1,122)	$(912)
Loans	13,706	(13,308)	398
Interest-earning deposits	954	(2,828)	(1,874)
Total interest income	$14,870	$(17,258)	$(2,388)
LIABILITIES:
Interest-bearing checking	$1,712	$(4,456)	$(2,744)
Money market	(60)	(4,236)	(4,296)
Savings	5	(6)	(1)
Certificates of deposit - retail	818	(672)	146
Certificates of deposit - brokered	(263)	99	(164)
Interest bearing demand brokered	(138)	186	48
Borrowed funds	461	6	467
Capital lease obligation	(19)	—	(19)
Subordinated debt	6	(8)	(2)
Total interest expense	$2,522	$(9,087)	$(6,565)
Net interest income	$12,348	$(8,171)	$4,177

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $42.1 million for the second quarter of 2020 compared to $45.2 million for the same quarter of 2019, reflecting a decrease of $3.2 million, or 7 percent. Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $88.0 million for the six months ended June 30, 2020 compared to $90.4 million for the same period of 2019, reflecting a decrease of $2.4 million, or 3 percent.  The decrease in both the three and six months ended June 30, 2020, as compared to the comparable periods in 2019 reflects a decrease in the average yield on interest-earnings assets, offset by an increase in the average balance of interest-earning assets.

Average interest-earning assets totaled $5.71 billion for the second quarter of 2020, an increase of $1.17 billion, or 26 percent, from the same period of 2019. Average interest-earning assets totaled $5.37 billion for the six months ended June 30, 2020, an increase of $836.9 million, or 18 percent, from the same period of 2019. The increase in the average balance of interest-earning assets for the three and six months ended June 30, 2020, as compared to the comparable periods in 2019 reflects an increase in the average balance of loans, particularly, in the average balance of C&I and commercial mortgage portfolios. The average balance of the C&I loan portfolio increased $621.4 million to $2.04 billion, or 44 percent, for the second quarter of 2020, as compared to $1.42 billion for the three months ended June 30, 2019. The average balance of the C&I loan portfolio increased $499.9 million, or 36 percent, to $1.90 for the six months ended June 30, 2020 as compared to $1.40 billion the same period in 2019.  The increase in this portfolio for the three and six months ended June 30, 2020 was primarily attributable to the Company’s participation in the PPP program, in which the Company originated $596 million during the second quarter of 2020.  The Company has also supported growth in the C&I portfolio through: the addition of seasoned bankers including a new EVP, Head of Commercial Banking, in 2019 and an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton, New Jersey private banking offices.  The average balance of the commercial mortgage portfolio increased $297.2 million to $2.08 billion, or 17 percent, from $1.79 billion for the second quarter of 2019. The average balance of the commercial mortgage portfolio was $2.02 billion for the six months ended June 30, 2020 an increase of $214.4 million, or 12 percent, from the same period in 2019. The increase in the commercial mortgage portfolio for the three and six months ended June 30, 2020 were to maintain the size of the portfolio in anticipation of maturities in the portfolio in the latter part of 2020.  These increases were partially offset by decreases in the average balance of the residential mortgage portfolio of $37.9 million, or 7 percent, and $37.2 million, or 7 percent to $530.1 million and $532.6 million for the three and six months ended June 30, 2020, respectively, when compared to the same periods in 2019. The Company continued to manage its balance sheet such that lower yielding, primarily fixed rate multifamily loans declined as a percentage of the overall loan portfolio and higher-yielding, primarily floating rate or short duration C&I loans became a larger percentage of the overall loan portfolio. The average balance of investment securities totaled $447.4 million for the second quarter of 2020 compared to $409.0 million for the same quarter of 2019, reflecting an increase of $38.4 million, or 9 percent.

The average balance of investment securities totaled $434.9 million for the six months ended June 30, 2020 as compared to $407.0 million for the same period of 2019 reflecting an increase of $27.9 million, or 7 percent.  The increase in the average balance of investment securities was due to the re-purchase of securities to maintain the size of the portfolio in anticipation of maturities for the third and four quarters of 2020. Interest-earning deposits totaled $497.8 million for the three months ended June 30, 2020 when compared to $241.1 million for the same period in 2019, reflecting an increase of $256.6 million or 106 percent.  Interest-earning deposits increased to $374.7 million for the six months ended June 30, 2020 when compared to $239.2 million for the same period in 2019 reflecting an increase of $135.5 million or 57 percent.  The increase in interest-earning deposits for the three and six months ended June 30, 2020 was primarily to increase the Company’s balance sheet liquidity in the event of significant depositor withdrawals and/or significant borrower draws on existing unused credit lines due to the current environment created by the COVID-19 pandemic.

For the quarters ended June 30, 2020 and 2019, the average yields earned on interest-earning assets were 2.95 percent and 3.99 percent, respectively, a decrease of 104 basis points.  The six months ended June 30, 2020 had a decrease of 71 basis points on the average yields earned on interest-earning assets to 3.28 percent from 3.99 percent when compared to the same period of 2019.  The decrease in average yields on loans for the three and six month periods was due to a declining rate environment. The one-month London Interbank Offered Rate (“LIBOR”) declined by approximately 150 basis points from the beginning of the year.  The Federal Open Market Committee also reduced the target Federal Funds rate to 0 percent to 0.25 percent in March 2020 due to the economic disruption caused by COVID-19. With the transformation to a commercial bank balance sheet and business model, the Company’s interest rate sensitivity models indicate the Company is asset sensitive as of June 30, 2020, and that net interest income would improve in both a rising rate environment and a falling rate environment as our adjustable rate assets have little room to re-price in this low rate environment. In the short term, we will most likely see a decline in net interest income in the event of a change in interest rates as the full effect of rate decreases on our adjustable rate assets occurred in the middle of the second quarter of 2020.

For the second quarter of 2020, the average balance of interest-bearing deposits was $3.94 billion, an increase of $521.3 million, or 15 percent, from $3.41 billion for the same period of 2019. Interest-bearing deposits totaled $3.85 billion for the six months ended June 30, 2020 which is an increase of $413.5 million or 12 percent, from the same 2019 period. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) has come from an increase in retail deposits from our branch network; a focus on providing high-touch client service; new deposit relationships related to PPP; and a full array of treasury management products that support core deposit growth.  The growth was partially offset by a decline of $23.2 million of listing service deposits from June 30, 2019 as the Company has chosen not to participate in such programs for the foreseeable future, so maturing listing service deposits are not replaced with new listing service deposits.

Average rates paid on total interest-bearing deposits were 0.74 percent and 1.54 percent for the second quarters of 2020 and 2019, respectively, a decrease of 80 basis points.  Average rates paid on total interest-bearing deposits were 0.97 percent and 1.49 percent for the six months ended June 30, 2020 and 2019, respectively, a decrease of 52 basis points.  The decrease in the average rate paid on deposits was principally due to repricing of our deposit base to align with the recent Fed rate decreases.

For the second quarter of 2020, the average balance of borrowings was $330.5 million, an increase of $225.5 million when compared to the same period in 2019.  For the six months ended June 30, 2020, the average balance of borrowings was $257.0 million, an increase of $151.5 million when compared to the same period in 2019. The increase in borrowings was principally due to the Company’s participation in the PPPLF as well, for the six months ended June 30, 2020 as a $500.0 million one-month FHLB advance entered in March 2020, which matured in April 2020.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $646.3 million and $562.3 million for the three and six months ended June 30, 2020, respectively, compared to $436.1 million and $434.9 million for the same three and six months ended June 30, 2019, respectively.

The average balance of brokered interest-bearing demand deposits was $150.3 million and $165.2 million for the three and six months ended June 30, 2020, respectively, compared to $180.0 million for the three and six months ended June 30, 2019.  The Company has transacted $150.0 million of interest rate swaps against these deposits as part of the Company’s interest rate risk management program.

INVESTMENT SECURITIES AVAILABLE FOR SALE:  Investment securities available for sale are purchased, sold and/or maintained as a part of the Company’s overall balance sheet, liquidity and interest rate risk management strategies. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes.  Realized gains and losses are recognized in income at the time the securities are sold.  Equity securities are carried at fair value with unrealized gains and losses recorded in noninterest income.

At June 30, 2020, the Company had investment securities available for sale with a fair value of $539.7 million compared with $390.8 million at December 31, 2019.  The increase was due to purchases of residential mortgage-backed securities with excess liquidity as deposits and borrowings exceeded loan growth.  A net unrealized gain (net of income tax) of $6.9 million and a net unrealized gain (net of income tax) of $1.0 million were included in shareholders’ equity at June 30, 2020 and December 31, 2019, respectively.

The Company has one equity security (a CRA investment security) with a fair value of $15.2 million at June 30, 2020 compared with $10.8 million at December 31, 2019, with changes in fair value recognized in the Consolidated Statements of Income.  The Company recorded a $125,000 and $323,000 unrealized gain on the Consolidated Statements of Income for the three and six months ended June 30, 2020, respectively, as compared to an unrealized gain of $69,000 and $128,000 for the three and six months ended June 30, 2019, respectively.

The carrying value of investment securities available for sale as of June 30, 2020 and December 31, 2019 are shown below:

	June 30,	December 31,
(In thousands)	2020	2019
U.S. treasuries	$2,902	$—
U.S. government-sponsored agencies	59,499	34,784
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	461,546	338,904
SBA pool securities	2,503	2,784
State and political subdivisions	10,208	11,215
Corporate bond	3,084	3,068
Total	$539,742	$390,755

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of June 30, 2020:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasuries	$2,902	$—	$—	$—	$2,902
	0.38%	—	—	—	0.38%
U.S. government-sponsored agencies	$—	$—	$34,555	$24,944	$59,499
	—	—	1.66%	1.67%	1.66%
Mortgage-backed securities-residential (1)	$50	$11,515	$39,860	$410,121	$461,546
	2.24%	1.93%	2.16%	1.64%	1.69%
SBA pool securities	$—	$—	$563	$1,940	$2,503
	—	—	0.48%	0.48%	0.48%
State and political subdivisions (2)	$2,737	$6,899	$572	$—	$10,208
	3.05%	2.53%	4.72%	—	2.79%
Corporate bond	$—	$—	$3,084	$—	$3,084
	—	—	5.25%	—	5.25%
Total	$5,689	$18,414	$78,634	$437,005	$539,742
	1.68%	2.16%	2.06%	1.63%	1.71%
(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies.  The combined average balance of these investments during the six months ended June 30, 2020 was $374.7 million compared to $223.7 million for the year ended December 31, 2019. The increase represented excess cash as deposit and borrowing growth and cash from maturing securities exceeded loan growth.

OTHER INCOME:  The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended June 30,		Change
(In thousands)	2020	2019	2020 vs 2019
Service charges and fees	$695	$897	$(202)
Bank owned life insurance	318	326	(8)
Gain on sale of loans (mortgage banking)	550	132	418
Loss on loans held for sale at lower of cost or fair value	—	—	—
Fee income related to loan level, back-to-back swaps	202	721	(519)
Gain on sale of SBA loans	258	573	(315)
Other income	482	740	(258)
Securities gains, net	125	69	56
Total other income	$2,630	$3,458	$(828)

	For the Six Months Ended June 30,		Change
(In thousands)	2020	2019	2020 vs 2019
Service charges and fees	$1,511	$1,713	$(202)
Bank owned life insurance	646	664	(18)
Gain on sale of loans (mortgage banking)	842	179	663
Loss on loans held for sale at lower of cost or fair value	(3)	—	(3)
Fee income related to loan level, back-to-back swaps	1,620	991	629
Gain on sale of SBA loans	1,312	992	320
Other income	941	1,346	(405)
Securities gains, net	323	128	195
Total other income	$7,192	$6,013	$1,179

The Company recorded total other income, excluding wealth management fee income, of $2.6 million for the second quarter of 2020, reflecting a decrease of $828,000, or 24 percent, compared to the same period in 2019. For the six months ended June 30, 2020 the Company recorded total other income, excluding wealth management fee income, of $7.2 million reflecting an increase of $1.2 million or 20 percent from the same period in 2019.  The decrease for the three months ended June 30, 2020 was primarily attributable to capital markets activity (mortgage banking income, fee income related to loan level, back-to-back swaps, and gain on the sale of SBA loans), which decreased by $416,000 as compared to the second quarter of 2019.  Capital markets activity with the exception of mortgage banking income activity has been negatively impacted by the COVID-19 pandemic along with the low interest rate environment.

For the quarter ended June 30, 2020, income from the sale of newly originated residential mortgage loans was $550,000 compared to $132,000 for the same period in 2019.  For the six months ended June 30, 2020 and 2019, income from the sale of newly originated residential mortgage loans was $842,000 and 179,000, respectively.  Such income was a result of an increase in the residential mortgage loan volume during the first six months of 2020 due to the low interest rate environment.

The second quarter of 2020 included $202,000 of loan level, back-to-back swap income compared to $721,000 for the same quarter of 2019.  The six months ended June 30, 2020 included $1.6 million of loan level, back-to-back swap income compared to $991,000 for the same period of 2019.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income.

The second quarter of 2020 included $258,000 of income, on sales of $2.6 million, related to the Company’s SBA lending and sale program compared to $573,000 of income, on sales of $5.7 million, for the same quarter in 2019. The six months ended June 30, 2020 included $1.3 million of income, on sales of $13.9 million, related to the Company’s SBA lending and sale program compared to $992,000 of income, on sales of $9.9 million, for the same period in 2019.

Income from the back-to-back swap and SBA programs are dependent on volume, and thus are not linear from quarter to quarter, as some quarters will be higher than others.

The Company recorded a $125,000 and $323,000 mark to market gain on its equity security investment for the three and six months ended June 30, 2020, respectively, compared to a $69,000 and $128,000 mark to market gain on its equity security investment for the three and six months ended June 30, 2019, respectively.

Other income was $482,000 for the quarter ended June 30, 2020 compared to $740,000 for the same quarter in 2019.  For the six months ended June 30, 2020 other income was $941,000 compared to $1.3 million for the same period in 2019. The decrease in other income for the three and six months ended June 30, 2020 was primarily due to decreases in commercial lending fees, particularly unused credit line fees, income related to our corporate advisory program, and loan servicing income.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended June 30,		Change
(In thousands)	2020	2019	2020 vs 2019
Compensation and employee benefits	$19,186	$17,543	$1,643
Premises and equipment	4,036	3,600	436
FDIC assessment	455	277	178
Other Operating Expenses:
Professional and legal fees	1,042	968	74
Telephone	395	377	18
Advertising	728	409	319
Amortization of intangible assets	321	229	92
Branch restructure	278	—	278
Other	2,573	2,770	(197)
Total operating expenses	$29,014	$26,173	$2,841

	For the Six Months Ended June 30,		Change
(In thousands)	2020	2019	2020 vs 2019
Compensation and employee benefits	$38,412	$34,699	$3,713
Premises and equipment	8,079	6,988	1,091
FDIC assessment	705	554	151
Other Operating Expenses:
Professional and legal fees	2,016	2,092	(76)
Telephone	719	657	62
Advertising	1,068	768	300
Amortization of intangible assets	645	458	187
Branch restructure	278	—	278
Other	5,327	5,672	(345)
Total operating expenses	$57,249	$51,888	$5,361

Increased operating expenses in the three month and six month period ended June 30, 2020 was principally attributable to: an increase in compensation and employee benefits of $1.6 million to $19.2 million for the second quarter of 2020 and $3.7 million increase to $38.4 million for the six months ended June 30, 2020, which includes expenses related to the Point View acquisition completed on September 1, 2019, hiring in line with the Company’s strategic plan; and normal salary increases; additional premises and equipment expenses, which includes expenses related to Point View; and ongoing operating expenses including amortization of intangibles.  Further, the three and six months ended June 30, 2020 included increased medical insurance costs when compared to the same 2019 period. The Company also incurred one-time expenses of $278,000 related to the closure of one branch office.  The Company anticipates the branch closure will create future benefit in the form of lower expenses. There was $225,000 of increased marketing expense directly related to the COVID-19 pandemic and the Company’s participation in the PPP program.

PEAPACK PRIVATE:  This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.  Officers from Peapack Private are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, at private banking locations in Morristown, Princeton and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware, in Greenville, Delaware, Murphy Capital, in Gladstone, New Jersey, Lassus Wherley, in New Providence, New Jersey and Bonita Springs, Florida and Point View, in Summit, New Jersey.

The market value of the assets under management and/or administration (“AUM/AUA”) of the Peapack Private Wealth Management Division was $7.2 billion at June 30, 2020, reflecting a 4% decline from $7.5 billion at December 31, 2019.  AUM/AUA have partially recovered with a 13% increase from $6.4 billion at March 31, 2020. Changes in the market value of the Company’s AUM/AUA are approximately 70% correlated to the changes in value of the S&P index, which declined approximately 20% from December 31, 2019 to March 31, 2020 but experienced a recovery of approximately 18% during the second quarter of 2020.

In the June 2020 quarter, Peapack Private generated $10.0 million in fee income compared to $9.6 million for the June 2019 quarter, reflecting a 4% increase.  For the six months ended June 30, 2020, the Private Wealth Management Division generated

$20.0 million in fee income compared to $18.7 million for the same period in 2019, reflecting a 6% increase.  The growth in fee income was primarily due to the acquisition of Point View on September 1, 2019.  The fees for the first six months of 2020 were negatively impacted by declines in the market value of the Company’s Assets Under Management (AUM) / Assets Under Administration (AUA) as a result of declines in the equity markets created by the COVID-19 pandemic.

Operating expenses relative to Peapack Private reflected increases due to overall growth in the business, new hires and select third party expenditures. The six months ended June 30, 2020 also includes a full six months of expense from Point View.  Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

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

NONPERFORMING ASSETS:  OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated:

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2020	2020	2019	2019	2019
Loans past due over 90 days and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	26,697	29,324	28,881	29,383	31,150
Other real estate owned	50	50	50	336	—
Total nonperforming assets	$26,747	$29,374	$28,931	$29,719	$31,150

Performing TDRs	$2,376	$2,389	$2,357	$2,527	$3,772

Loans past due 30 through 89 days and still accruing (1)	$3,785	$8,261	$1,910	$6,333	$432

Classified loans	$57,776	$58,938	$58,908	$53,882	$56,135

Impaired loans	$33,708	$36,369	$35,924	$36,627	$34,941

Nonperforming loans as a % of total loans (2)	0.55%	0.67%	0.66%	0.71%	0.77%
Nonperforming assets as a % of total assets (2)	0.43%	0.50%	0.56%	0.60%	0.64%
Nonperforming assets as a % of total loans plus other real estate owned (2)	0.55%	0.67%	0.66%	0.71%	0.77%

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

PROVISION FOR LOAN AND LEASE LOSSES:  The provision for loan and lease losses was $4.9 million and $1.2 million for the second quarters of 2020 and 2019, respectively.  For the six months ended June 30, 2020 and 2019, the provision for loan losses was $24.9 million and $1.3 million, respectively.  The increased provision for loan and lease losses for the three and six months ended June 30, 2020 was primarily due to the current environment created by the COVID-19 pandemic and was driven principally by increased qualitative factors.  The increase in qualitative factors was primarily related to elevated levels of unemployment and approved loan deferral requests.  For additional details, see the provision for loan and lease losses table below.  The Company’s provision for loan and lease losses and the level of the allowance for loan and lease losses also reflect several other factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers, type of and amount of loan growth, asset quality metrics, net charge-off activity, and the composition of the loan portfolio. Commercial credits generally carry a higher risk profile compared to some of the other credits, which is reflected in Management’s determination of the adequacy of the allowance for loan and lease losses.

The allowance for loan and lease losses was $66.1 million as of June 30, 2020, compared to $43.7 million at December 31, 2019. As a percentage of loans, the allowance for loan and lease losses was 1.36 percent at June 30, 2020 and 0.99 percent at December 31, 2019. The specific reserves recorded on impaired loans were $4.3 million at June 30, 2020 compared to $2.8 million as of December 31, 2019. Specific reserves at June 30, 2020 were primarily related to a $4.0 million reserve on a senior living facility relationship. Specific reserves declined by $2.0 million during the second quarter of 2020 due to the Company releasing reserves on a casual dining commercial banking relationship and charging-off this amount against the principal balance of the loan.  Total impaired loans were $33.7 million and $35.9 million as of June 30, 2020 and December 31, 2019, respectively. The general component of the allowance increased from $40.9 million at December 31, 2019 to $61.7 million at June 30, 2020 due to the reasons noted above.

A summary of the allowance for loan and lease losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2020	2020	2019	2019	2019
Allowance for loan and lease losses:
Beginning of period	$63,783	$43,676	$41,580	$39,791	$38,653
Provision for loan and lease losses	4,900	20,000	1,950	800	1,150
Recoveries/(charge-offs), net	(2,618)	107	146	989	(12)
End of period	$66,065	$63,783	$43,676	$41,580	$39,791

Allowance for loan and lease losses as a % of total loans (A)	1.359%	1.447%	0.994%	1.000%	0.988%

General allowance for loan and lease losses as a % of total loans (A)	1.270%	1.303%	0.930%	0.934%	0.957%

Allowance for loan and lease losses as a % of non-performing loans	247.46%	217.51%	151.23%	141.51%	127.74%

(A)	The June 30, 2020 ALLL coverage ratios include PPP loans of $521.6 million from total loans

The following table details the Company’s provision for loan and lease losses for the quarter ended June 30, 2020:

		Percentage
(Dollars in thousands)		of Total Loans (A)
Allowance for loan and lease losses at April 1, 2020	$63,783	1.45%
Net charge-offs	(2,618)
Provision for loan and lease losses:
Based on Q2 loan originations and migration and release of specific reserves	924
Based on qualitative factors related to decreasing consumer confidence, approved loan payment deferrals, and other qualitative factors related to this environment	3,976
Provision for loan and lease losses	$4,900

Allowance for loan and lease losses at June 30, 2020	$66,065	1.36%

(A)The June 30, 2020 ALLL ratio include PPP loans of $521.6 million from total loans

The following table details the Company’s provision for loan and lease losses for the six months ended June 30, 2020:

		Percentage
(Dollars in thousands)		of Total Loans (A)
Allowance for loan and lease losses at January 1, 2020	$43,676	0.99%
Net charge-offs	(2,511)
Provision for loan and lease losses:
Based on loan originations and migration and release of specific reserves	4,937
Based on qualitative factors related to decreasing consumer confidence, approved loan payment deferrals, and other qualitative factors related to this environment	19,963
Provision for loan and lease losses	$24,900

Allowance for loan and lease losses at June 30, 2020	$66,065	1.36%

(A)The June 30, 2020 ALLL ratio include PPP loans of $521.6 million from total loans

INCOME TAXES:  Income tax expense for the three months ended June 30, 2020 was $2.4 million as compared to $3.4 million for the same period in 2019.  Income tax benefit for the six months ended June 30, 2020 was $903,000 as compared to income tax expense of $7.9 million for the same period in 2019.

The Company recorded a $3.34 million tax benefit during the first quarter of 2020, principally as a result of a $3.2 million Federal income tax benefit that resulted from a tax NOL carryback. The Company had a $23 million operating loss for tax purposes in 2018 (when the Federal tax rate was 21%) resulting from accelerated tax depreciation. Under the CARES Act, the Company was allowed to carry this NOL back to a period when the Federal tax rate was 35%, generating a permanent tax benefit.  The effective tax rate for the three months ended June 30, 2020 was 22.85%, which included a benefit from a New Jersey state credit related to deferred tax liabilities effected by the surtax imposed by New Jersey in 2019. Excluding such benefit, the effective rate for the June 2020 quarter would have been approximately 26.5%.

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

Capital was benefitted by net income of $9.6 million for the six months ended June 30, 2020, which was partially offset by the purchase of shares through the Company’s stock repurchase program. Early in the first quarter, the Company purchased 220,222 shares, at an average price of $29.45, for a total cost of $6.5 million.

The Company employs quarterly capital stress testing – adverse case and severely adverse case. In the March 31, 2020 severely, adverse case, no growth scenario, the Bank remains well capitalized over a two-year stress period. With a Pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2020 and December 31, 2019, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements. The Company’s capital ratios were not affected by our participation in the PPP.  The Company pledged its PPP loans as collateral and utilized funding provided by the FRB’s PPPLF.  PPP loans funded by the PPPLF are risk-weighted at 0 percent for regulatory risk-based capital ratios and are excluded from average assets in the calculation of the regulatory leverage ratio.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio (“CBLR”) at 9 percent, effective January 1, 2020.  Under the CARES Act, the Community Bank Leverage Ratio was temporarily lowered to 8 percent.  The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III.  The Bank’s leverage ratio was 9.79 percent at June 30, 2020.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Total capital (to risk-weighted assets)	$586,574	14.21%	$412,810	10.00%	$330,248	8.00%	$433,450	10.50%

Tier I capital (to risk-weighted assets)	534,794	12.96	330,248	8.00	247,686	6.00	350,888	8.50

Common equity tier I (to risk-weighted assets)	534,759	12.95	268,326	6.50	185,764	4.50	288,967	7.00

Tier I capital (to average assets)	534,794	9.79	273,159	5.00	218,528	4.00	218,528	4.00

As of December 31, 2019:
Total capital (to risk-weighted assets)	$571,509	13.76%	$415,487	10.00%	$332,389	8.00%	$436,261	10.50%

Tier I capital (to risk-weighted assets)	527,833	12.70	332,389	8.00	249,292	6.00	353,164	8.50

Common equity tier I (to risk-weighted assets)	527,832	12.70	270,066	6.50	186,969	4.50	290,841	7.00

Tier I capital (to average assets)	527,833	10.63	248,252	5.00	198,602	4.00	198,602	4.00
(A)	See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Total capital (to risk-weighted assets)	$604,258	14.62%	N/A	N/A	$330,580	8.00%	$433,886	10.50%

Tier I capital (to risk-weighted assets)	468,898	11.35	N/A	N/A	247,935	6.00	351,241	8.50

Common equity tier I (to risk-weighted assets)	468,863	11.35	N/A	N/A	185,951	4.50	289,258	7.00

Tier I capital (to average assets)	468,898	8.57	N/A	N/A	218,856	4.00	218,856	4.00

As of December 31, 2019:
Total capital (to risk-weighted assets)	$590,614	14.20%	N/A	N/A	$332,783	8.00%	$436,778	10.50%

Tier I capital (to risk-weighted assets)	463,521	11.14	N/A	N/A	249,587	6.00	353,582	8.50

Common equity tier I (to risk-weighted assets)	463,520	11.14	N/A	N/A	187,190	4.50	291,185	7.00

Tier I capital (to average assets)	463,521	9.33	N/A	N/A	198,792	4.00	198,792	4.00
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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges.  Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a 3 percent discount to market.  On January 30, 2019, the Company filed a Registration Statement on Form S-3 eliminating the feature in our “Reinvestment Plan” under which participants could purchase shares of our common stock through the Plan at a 3 percent discount to market price. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  All shares purchased during the quarter ended June 30, 2020 were in the open market.

On July 28, 2020, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 25, 2020 to shareholders of record on August 11, 2020.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $622.8 million at June 30, 2020. In addition, the Company had $539.7 million in securities designated as available for sale at June 30, 2020. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $332.3 million as of June 30, 2020 were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

For the quarter ended June 30, 2020, the Company’s balance sheet liquidity was funded by increased client deposits of $608.3 million and $535.8 million in borrowings through the PPPLF.  The Company approved loans of approximately $600 million under the PPP.  The Federal Reserve has supplied a source of liquidity for the PPP to participating financial institutions through the PPPLF which extends credit to eligible financial institutions, at a rate of 0.35%, that originate PPP loans, taking the loans as collateral at face value.  The Company utilized this facility to fund its PPP loans.

As of June 30, 2020, in addition to the $1.2 billion of balance sheet liquidity, the Company also had approximately $1.9 billion of secured funding available from the Federal Home Loan Bank, of which $120.0 million was drawn as of June 30, 2020.  Additionally, the Company also had $1.0 billion of secured funding available from the Federal Reserve Discount Window, none of which was drawn.

Brokered interest-bearing demand (“overnight”) deposits were $130.0 million at June 30, 2020. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of June 30, 2020, the Company had transacted pay fixed, receive floating interest rate swaps totaling $270.0 million in notional amount.

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

The interest rate swap program is administered by the ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $270.0 million as of June 30, 2020.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of June 30, 2020, $868.7 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, the ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of June 30, 2020. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of June 30, 2020.

In an immediate and sustained 100 basis point increase in market rates at June 30, 2020, net interest income would increase approximately 9.5 percent for year 1 and 12.7 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at June 30, 2020, net interest income for year 1 would increase approximately 17.3 percent, when compared to a flat interest rate scenario.  In year 2 net interest income would increase 23.1 percent, when compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at June 30, 2020.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$624,327	$67,658	12.15%	10.18%	133
+100	596,372	39,703	7.13	9.60	75
Flat interest rates	556,669	—	—	8.85	—
-100	497,796	(58,873)	(10.58)	7.91	(94)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of June 30, 2020, and that net interest income would improve in a both rising rate environment and a falling rate environment. Over the past quarter, the Company has been managing its balance sheet to be closer to interest rate neutral.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans Or Programs
April 1, 2020 -
April 30, 2020	—	—	$—	$—
May 1, 2020 -
May 31, 2020	—	2,477	16.04	$—
June 1, 2020 -
June 30, 2020	—	103	21.18	$—
Total	-	2,580	$16.25
(1)	Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 10, 2020	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 10, 2020	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: August 10, 2020	By:	/s/ Francesco S. Rossi
Francesco S. Rossi
Chief Accounting Officer
(Principal Accounting Officer)