Form 10-Q
period 2020-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2020-11-09
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2020

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

Number of shares of Common Stock outstanding as of November 2, 2020: 18,934,649

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART 1 FINANCIAL INFORMATION

PART 2 OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share and per share data)

	(unaudited)	(audited)
	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$8,400	$6,591
Federal funds sold	102	102
Interest-earning deposits	670,863	201,492
Total cash and cash equivalents	679,365	208,185
Securities available for sale	596,929	390,755
Equity security, at fair value	15,159	10,836
FHLB and FRB stock, at cost	18,433	24,068
Loans held for sale, at fair value	13,785	2,881
Loans held for sale, at lower of cost or fair value	14,455	14,667
Loans	4,430,651	4,394,137
Less: Allowance for loan and lease losses	66,145	43,676
Net loans	4,364,506	4,350,461
Premises and equipment	21,668	20,913
Other real estate owned	50	50
Accrued interest receivable	22,192	10,494
Bank owned life insurance	46,645	46,128
Goodwill	30,208	30,208
Other intangible assets	9,414	10,380
Finance lease right-of-use assets	4,517	5,078
Operating lease right-of-use assets	10,011	12,132
Other assets	110,770	45,643
TOTAL ASSETS	$5,958,107	$5,182,879
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$838,307	$529,281
Interest-bearing deposits:
Checking	1,858,529	1,510,363
Savings	127,737	112,652
Money market accounts	1,251,349	1,196,313
Certificates of deposit - retail	586,801	633,763
Certificates of deposit - listing service	32,677	47,430
Subtotal deposits	4,695,400	4,029,802
Interest-bearing demand - brokered	130,000	180,000
Certificates of deposit - brokered	33,750	33,709
Total deposits	4,859,150	4,243,511
Short-term borrowings	15,000	128,100
Federal Home Loan Bank advances	105,000	105,000
Paycheck Protection Program Liquidity Facility	183,790	—
Finance lease liabilities	6,976	7,598
Operating lease liabilities	10,318	12,423
Subordinated debt, net	83,585	83,417
Deferred tax liabilities, net	23,295	26,151
Due to brokers, securities settlements	15,088	7,951
Accrued expenses and other liabilities	133,177	65,076
TOTAL LIABILITIES	5,435,379	4,679,227
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 20,293,131 at September 30, 2020 and 20,074,766 at December 31, 2019; outstanding shares, 18,924,953 at September 30, 2020 and 18,926,810 at December 31, 2019	16,916	16,733
Surplus	324,677	319,375
Treasury stock at cost, 1,368,178 shares at September 30, 2020 and 1,147,956 shares at December 31, 2019	(36,477)	(29,990)
Retained earnings	219,359	199,029
Accumulated other comprehensive loss, net of income tax	(1,747)	(1,495)
TOTAL SHAREHOLDERS’ EQUITY	522,728	503,652
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$5,958,107	$5,182,879

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$37,704	$42,006	$119,330	$123,113
Interest on investments:
Taxable	2,182	2,477	6,749	7,800
Tax-exempt	51	73	166	257
Interest on loans held for sale	78	30	153	47
Interest on interest-earning deposits	159	1,362	820	3,897
Total interest income	40,174	45,948	127,218	135,114
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	2,066	8,710	11,640	25,325
Interest on certificates of deposit	2,529	3,781	9,370	10,476
Interest on borrowed funds	1,221	886	3,360	2,558
Interest on finance lease liability	84	94	261	290
Interest on subordinated debt	1,222	1,224	3,667	3,671
Subtotal - interest expense	7,122	14,695	28,298	42,320
Interest on interest-bearing demand - brokered	636	901	2,259	2,476
Interest on certificates of deposits - brokered	267	267	794	958
Total interest expense	8,025	15,863	31,351	45,754
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	32,149	30,085	95,867	89,360
Provision for loan and lease losses	5,150	800	30,050	2,050
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	26,999	29,285	65,817	87,310
OTHER INCOME
Wealth management fee income	10,119	9,501	30,070	28,243
Service charges and fees	785	882	2,296	2,595
Bank owned life insurance	314	332	960	996
Gain on loans held for sale at fair value (mortgage banking)	954	198	1,796	377
Gain/(loss) on loans held for sale at lower of cost or fair value	7,429	(6)	7,426	(6)
Fee income related to loan level, back-to-back swaps	—	2,349	1,620	3,340
Gain on sale of SBA loans	79	224	1,391	1,216
Other income	531	902	1,472	2,248
Securities gains/(losses), net	—	34	323	162
Total other income	20,211	14,416	47,354	39,171
OPERATING EXPENSES
Compensation and employee benefits	19,202	17,476	57,614	52,175
Premises and equipment	4,109	3,849	12,188	10,837
FDIC insurance expense/(credit)	605	(277)	1,310	277
Other operating expense	4,545	5,211	14,598	14,858
Total operating expenses	28,461	26,259	85,710	78,147
INCOME BEFORE INCOME TAX EXPENSE	18,749	17,442	27,461	48,334
Income tax expense	5,202	5,216	4,299	13,133
NET INCOME	$13,547	$12,226	$23,162	$35,201

EARNINGS PER SHARE
Basic	$0.72	$0.63	$1.23	$1.82
Diluted	$0.71	$0.63	$1.22	$1.81
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,908,337	19,314,666	18,879,688	19,370,627
Diluted	19,132,650	19,484,905	19,052,605	19,496,721

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$13,547	$12,226	$23,162	$35,201
Comprehensive income:
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	(1,029)	769	6,801	5,928
	(1,029)	769	6,801	5,928

Tax effect	252	(186)	(1,649)	(1,441)
Net of tax	(777)	583	5,152	4,487

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	1,439	(1,084)	(7,249)	(5,540)
Reclassification adjustment for amounts included in net income	(5)	(80)	(85)	(142)
	1,434	(1,164)	(7,334)	(5,682)

Tax effect	(408)	356	1,930	1,711
Net of tax	1,026	(808)	(5,404)	(3,971)

Total other comprehensive income/(loss)	249	(225)	(252)	516

Total comprehensive income	$13,796	$12,001	$22,910	$35,717

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended September 30, 2020 and September 30, 2019

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at July 1, 2020 18,905,135 common shares outstanding	$—	$16,900	$322,796	$(36,477)	$206,757	$(1,996)	$507,980
Net income	—	—	—	—	13,547	—	13,547
Comprehensive income	—	—	—	—	—	249	249
Amortization of restricted stock awards/units	—	—	1,798	—	—	—	1,798
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(945)	—	(945)
Issuance of shares for Employee Stock Purchase Plan, 5,598 shares	—	4	95	—	—	—	99
Issuance of common stock for acquisition, 14,220 shares	—	12	(12)	—	—	—	—
Balance at September 30, 2020 18,924,953 common shares outstanding	$—	$16,916	$324,677	$(36,477)	$219,359	$(1,747)	$522,728

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at July 1, 2019 19,456,312 common shares outstanding	$—	$16,557	$311,428	$(8,988)	$176,495	$(1,604)	$493,888
Net income	—	—	—	—	12,226	—	12,226
Comprehensive loss	—	—	—	—	—	(225)	(225)
Amortization of restricted stock awards/units	—	—	1,509	—	—	—	1,509
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(973)	—	(973)
Share repurchase, (595,853) shares	—	—	—	(16,717)	—	—	(16,717)
Common stock options exercised, 140 shares	—	—	1	—	—	—	1
Issuance of common stock for acquisition, 138,642 shares	—	116	5,525	—	—	—	5,641
Balance at September 30, 2019 18,999,241 common shares outstanding	$—	$16,673	$318,463	$(25,705)	$187,748	$(1,829)	$495,350

Nine Months Ended September 30, 2020 and September 30, 2019

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2020 18,926,810 common shares outstanding	$—	$16,733	$319,375	$(29,990)	$199,029	$(1,495)	$503,652
Net income	—	—	—	—	23,162	—	23,162
Comprehensive loss	—	—	—	—	—	(252)	(252)
Restricted stock units issued 157,690 shares	—	131	(131)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (39,686) shares	—	(33)	(610)	—	—	—	(643)
Amortization of restricted stock awards/units	—	—	5,062	—	—	—	5,062
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,832)	—	(2,832)
Share repurchase, (220,222) shares	—	—	—	(6,487)	—	—	(6,487)
Common stock options exercised, 8,400 net of 2,149 shares used to exercise, 6,251 shares	—	7	69	—	—	—	76
Exercise of warrants, 20,000 net of 13,469 shares used to exercise, 6,531 shares	—	6	(6)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 52,533 shares	—	43	947	—	—	—	990
Issuance of common stock for acquisition, 35,046 shares	—	29	(29)	—	—	—	—
Balance at September 30, 2020 18,924,953 common shares outstanding	$—	$16,916	$324,677	$(36,477)	$219,359	$(1,747)	$522,728

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2019 19,337,662 common shares outstanding	$—	$16,459	$309,088	$(8,988)	$154,799	$(2,345)	$469,013
Cumulative adjustment for leases (ASU 842)	—	—	—	—	661	—	661
Balance at January 1, 2019, adjusted	—	16,459	309,088	(8,988)	155,460	(2,345)	469,674
Net income	—	—	—	—	35,201	—	35,201
Comprehensive income	—	—	—	—	—	516	516
Restricted stock units issued 131,141 shares	—	109	(109)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (35,949) shares	—	(30)	(951)	—	—	—	(981)
Amortization of restricted stock awards/units	—	—	4,374	—	—	—	4,374
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,913)	—	(2,913)
Share repurchase, (595,853) shares	—	—	—	(16,717)	—	—	(16,717)
Common stock options exercised, 1,660 shares	—	1	22	—	—	—	23
Exercise of warrants 7,109 net of 4,218 shares used to exercise, 2,891 shares	—	2	(2)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 18,740 shares	—	15	517	—	—	—	532
Issuance of common stock for acquisition, 138,949 shares	—	117	5,524	—	—	—	5,641
Balance at September 30, 2019 18,999,241 common shares outstanding	$—	$16,673	$318,463	$(25,705)	$187,748	$(1,829)	$495,350

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$23,162	$35,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,312	2,342
Amortization of premium and accretion of discount on securities, net	3,216	1,165
Amortization of restricted stock	5,062	4,374
Amortization of intangible assets	966	688
Amortization of subordinated debt costs	168	168
Provision for loan and lease losses	30,050	2,050
Deferred tax (benefit)/expense	(2,336)	3,719
Stock-based compensation and employee stock purchase plan expense	199	117
Fair value adjustment for equity security	(323)	(162)
Loans originated for sale (1)	(125,466)	(40,561)
Proceeds from sales of loans held for sale (1)	117,892	42,188
Gain on loans held for sale (1)	(3,188)	(1,593)
(Gain)/loss on loans held for sale at lower of cost or fair value	(7,426)	6
Increase in cash surrender value of life insurance, net	(517)	(587)
Increase in accrued interest receivable	(11,674)	(945)
(Increase)/decrease in other assets	(2,659)	9,681
(Decrease)/increase in accrued expenses and other liabilities	(10,697)	9,292
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,741	67,143
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	152,273	170,247
Redemptions of FHLB and FRB stock	34,737	361
Purchase of securities available for sale	(339,797)	(140,537)
Purchase of equity securities	(4,000)	—
Purchase of FHLB and FRB stock	(29,102)	(3,231)
Proceeds from sales of loans held for sale at lower of cost or fair value	372,406	(6)
Net increase in loans, net of participations sold	(409,005)	(233,900)
Purchase of premises and equipment	(2,506)	(1,097)
Purchase of wealth management company	—	(2,600)
NET CASH USED IN INVESTING ACTIVITIES	(224,994)	(210,763)
FINANCING ACTIVITIES:
Net increase in deposits	615,639	166,016
Net (decrease)/increase in short-term borrowings	(113,100)	52,000
Proceeds from Paycheck Protection Program Liquidity Facility	535,838	—
Repayments of Paycheck Protection Program Liquidity Facility	(352,048)	—
Proceeds from Federal Home Loan Bank short term advances	—	15,000
Repayments of Federal Home Loan Bank advances	—	(3,000)
Dividends paid on common stock	(2,832)	(2,913)
Exercise of Stock Options, net of stock swaps	76	23
Restricted stock repurchased on vesting to pay taxes	(643)	(981)
Issuance of shares for employee stock purchase plan	990	532
Purchase of treasury shares	(6,487)	(16,717)
NET CASH PROVIDED BY FINANCING ACTIVITIES	677,433	209,960
Net increase in cash and cash equivalents	471,180	66,340
Cash and cash equivalents at beginning of period	208,185	160,773
Cash and cash equivalents at end of period	$679,365	$227,113
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$30,260	$44,497
Income tax, net	551	1,047
Transfer of loans to loans held for sale	364,910	—
Transfer of loans to other real estate owned	—	336
Security purchases settled in subsequent period	15,088	—
Acquisition goodwill	—	9,400

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

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2020, the results of operations, comprehensive income, shareholders’ equity for the three and nine months ended September 30, 2020 and 2019 and cash flow statements for the nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year or for any future period.

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated financial statements also include the Bank’s wholly-owned subsidiaries:

•	PGB Trust & Investments of Delaware
•	Peapack Capital Corporation (“PCC”) (formed in the second quarter of 2017)
•	Murphy Capital Management (“Murphy Capital”) (acquired in the third quarter of 2017)
•	Lassus Wherley and Associates (“Lassus Wherley”) (acquired in the third quarter of 2018)
•	Point View Wealth Management, Inc. (“Point View”) (acquired in the third quarter of 2019)
•	Peapack-Gladstone Mortgage Group, Inc. owns 99 percent of Peapack Ventures, LLC and 79 percent of Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company
•	PGB Trust & Investments of Delaware owns one percent of Peapack Ventures, LLC
•	Peapack Ventures, LLC owns the remaining 21 percent of Peapack-Gladstone Realty, Inc.
•	PGB Securities, Inc. (formed in the second quarter of 2020)

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

Peapack Private includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator and custodian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust & Investments of Delaware, Murphy Capital, Lassus Wherley, and Point View.  Wealth management fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of AUM at month-end.  Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e. trade date).

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

U.S. Small Business Administration (SBA) loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $63.1 million and $51.9 million as of September 30, 2020 and December 31, 2019, respectively.  SBA loans held for sale totaled $4.5 million and $4.6 million at September 30, 2020 and December 31, 2019, respectively.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. As a result of the effects of the COVID-19 pandemic, the Company increased certain qualitative factors related to elevated levels of unemployment, economic forecasts and approved loan deferral payment requests as businesses both locally and nationally were shut down and have only gradually and partially reopened.  The Company also considered qualitative factors related to the following:  levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both September 30, 2020 and December 31, 2019, the multiple was 2.25 times for non-impaired loans and 3.25 times for non-impaired substandard loans.

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

The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under Accounting Standards Codification ("ASC") 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan and lease losses on its loan portfolio.  The Company approved total loan modifications under the CARES Act of $940.2 million, of which $827.8 million remain as of September 30, 2020.

Another key program under the CARES Act is the Paycheck Protection Program (“PPP”) administered by the SBA which has provided much needed funding to qualifying businesses and organizations.  Under this program, the Company has provided fundings of approximately $600 million. In the third quarter of 2020, the Company sold approximately $355.0 million of such loans, servicing released to a third party.  The Company has approximately $202.0 million of PPP loans remaining on our balance sheet as of September 30, 2020 and believes that the majority of these loans will be forgiven by the SBA.

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

The Company also offers facility specific / loan level swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution / swap counterparty (loan level / back to back swap program).  The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”).  The notional amount of the swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts.  The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions. The Company is exposed to losses if a customer counterparty fails to make its payments under a contract in which the Company is in a net receiving position.  At this time, the Company anticipates that our counterparties will be able to fully satisfy their obligations under the agreements.  All of the contracts to which the Company is a party settle monthly.  Further, the Company has netting agreements with the dealers with which it does business.

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

The Company accounts for forfeitures as they occur, rather than estimate expected forfeitures.

For the Company’s stock option plans, changes in options outstanding during the nine months ended September 30, 2020 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2020	71,420	$13.57
Exercised during 2020	(8,400)	13.84
Expired during 2020	—	—
Forfeited during 2020	(400)	11.01
Balance, September 30, 2020	62,620	$13.55	1.51 years	$113
Vested and expected to vest	62,620	$13.55	1.51 years	$113
Exercisable at September 30, 2020	62,620	$13.55	1.51 years	$113

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2020 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on September 30, 2020 was $15.15.

There were no stock options granted during the three or nine months ended September 30, 2020.

The Company has previously granted performance-based and service-based restricted stock awards/units. Service-based awards/units vest ratably over a three- or five-year period.  There were no service-based restricted stock units granted during the third quarter of 2020.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period which is generally three years.  There were no performance-based restricted stock units granted in the third quarter of 2020.

Changes in non-vested shares dependent on performance criteria for the nine months ended September 30, 2020 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2020	90,768	$30.60
Granted during 2020	130,832	13.44
Balance, September 30, 2020	221,600	$20.47

Changes in service-based restricted stock awards/units for the nine months ended September 30, 2020 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2020	432,728	$29.65
Granted during 2020	528,038	14.08
Vested during 2020	(160,884)	29.16
Forfeited during 2020	(8,349)	31.22
Balance, September 30, 2020	791,533	$19.35

As of September 30, 2020, there was $13.8 million of total unrecognized compensation cost related to service-based and performance-based units.  That cost is expected to be recognized over a weighted average period of 1.61 years. Stock compensation expense recorded for the third quarters of 2020 and 2019 totaled $1.8 million and $1.5 million, respectively.  Stock compensation expense recorded for the nine months ended September 30, 2020 and 2019 totaled $5.1 million and $4.4 million, respectively.

Employee Stock Purchase Plan (“ESPP”): On April 22, 2014, the shareholders of the Company approved the ESPP.  In July 2019, the Board appointed ESPP “Committee” revised the ESPP. The ESPP provides for the granting of purchase rights of up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. In May 2020, shareholders approved an increase of 200,000 shares of Peapack-Gladstone Financial Corporation common stock to be issued under the ESPP.

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

The Company recorded $9,000 and $41,000 of expense in salaries and employee benefits expense for the three months ended September 30, 2020 and 2019, respectively related to the ESPP.  Total shares issued under the ESPP during the third quarters of 2020 and 2019 were 5,598 and 0, respectively.

The Company recorded $199,000 and $117,000 of expense in salaries and employee benefits expense for the nine months ended September 30, 2020 and 2019, respectively related to the ESPP.  Total shares issued under the ESPP for the nine months ended September 30, 2020 and 2019 were 52,533 and 18,740, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Net income available to common shareholders	$13,547	$12,226	$23,162	$35,201

Basic weighted-average shares outstanding	18,908,337	19,314,666	18,879,688	19,370,627
Plus: common stock equivalents	224,313	170,239	172,917	126,094
Diluted weighted-average shares outstanding	19,132,650	19,484,905	19,052,605	19,496,721
Net income per share
Basic	$0.72	$0.63	$1.23	$1.82
Diluted	0.71	0.63	1.22	1.81

                                                                                                                                                                                                               For the three months ended September 30, 2020 and 2019, stock options and restricted stock units totaling 374,366 and 27,497 were not included in the computation of diluted earnings per share because they were anti-dilutive.  For the nine months ended September 30, 2020 and 2019, stock options and restricted stock units totaling 207,466 and 277,677 were not included in the computation of diluted earnings per share because they were anti-dilutive. For both the three and nine months ended September

30, 2020, warrants of 109,860 were not included in the computation of diluted earnings per share because they were anti-dilutive.  Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

The Company expects COVID-19 to have a significant impact on our operations but cannot determine or estimate the full impact at this time.  It is possible that estimates made in the Company’s consolidated financial statements could be materially and adversely impacted as a result of the conditions created by COVID-19, including estimates regarding expected provision for loan and lease losses and impairment of goodwill.

Goodwill and Other Intangible Assets:  Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. As a result of the COVID-19 pandemic and the resulting effect on economic markets due to government shutdowns of businesses both locally and nationally, Management determined that the COVID-19 pandemic resulted in a triggering event and performed an interim evaluation to determine if a quantitative goodwill impairment test should be performed.  Goodwill was primarily attributable to the Bank’s recent wealth acquisitions.  Assets under management and/or administration (“AUM/AUA”) has recovered from the market volatility experienced during the first quarter of 2020 and increased to $7.6 billion at September 30, 2020 from $7.5 billion at

December 31, 2019.  Based on our assessment and the market recovery, Management concluded that a quantitative goodwill impairment test was not required as of September 30, 2020.

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

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of September 30, 2020 and December 31, 2019 follows:

	September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasuries	$2,886	$2	$—	$2,888
U.S government-sponsored agencies	79,424	62	(540)	78,946
Mortgage-backed securities–residential	457,597	9,114	(416)	466,295
SBA pool securities	37,312	17	(259)	37,070
State and political subdivisions	8,578	116	—	8,694
Corporate bond	3,000	36	—	3,036
Total	$588,797	$9,347	$(1,215)	$596,929

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$34,961	$37	$(214)	$34,784
Mortgage-backed securities–residential	337,489	2,365	(950)	338,904
SBA pool securities	2,799	—	(15)	2,784
State and political subdivisions	11,175	41	(1)	11,215
Corporate bond	3,000	68	—	3,068
Total	$389,424	$2,511	$(1,180)	$390,755

The following tables present the Company’s available for sale securities in a continuous unrealized loss position and the approximate fair value of these investments as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S government-sponsored agencies	$49,411	$(540)	$—	$—	$49,411	$(540)
Mortgage-backed securities-residential	47,995	(381)	15,623	(35)	63,618	(416)
SBA pool securities	26,160	(241)	2,458	(18)	28,618	(259)
Total	$123,566	$(1,162)	$18,081	$(53)	$141,647	$(1,215)

	December 31, 2019
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$19,758	$(214)	$—	$—	$19,758	$(214)
Mortgage-backed securities-residential	78,982	(382)	69,142	(568)	148,124	(950)
SBA pool securities	—	—	2,784	(15)	2,784	(15)
State and political subdivisions	783	(1)	—	—	783	(1)
Total	$99,523	$(597)	$71,926	$(583)	$171,449	$(1,180)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the credit-worthiness of the issuers.  As of September 30, 2020, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

The Company has an investment in a CRA investment fund with a fair value of $15.2 million at September 30, 2020. The investment is classified as an equity security in our Consolidated Statements of Condition.  This security had a gain of $323,000 for the nine months ended September 30, 2020.  This amount is included in securities gains/(losses), net on the Consolidated Statements of Income.

3.  LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of September 30, 2020 and December 31, 2019, consisted of the following:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2020	Loans	2019	Loans
Residential mortgage	$518,335	11.70%	$549,138	12.50%
Multifamily mortgage	1,168,796	26.38	1,210,003	27.54
Commercial mortgage	722,678	16.31	761,244	17.32
Commercial loans (including equipment financing) (A)	1,909,724	43.10	1,756,477	39.97
Commercial construction	6,805	0.15	5,306	0.12
Home equity lines of credit	52,194	1.18	57,248	1.30
Consumer loans, including fixed rate home equity loans	51,859	1.17	54,372	1.24
Other loans	260	0.01	349	0.01
Total loans	$4,430,651	100.00%	$4,394,137	100.00%

(A)	The September 30, 2020 balance includes PPP loans of $202.0 million

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal Call Report codes.  The following portfolio classes have been identified as of September 30, 2020 and December 31, 2019:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2020	Loans	2019	Loans
Primary residential mortgage	$530,374	11.98%	$578,306	13.17%
Home equity lines of credit	52,193	1.18	57,248	1.30
Junior lien loan on residence	5,401	0.12	7,011	0.16
Multifamily property	1,168,796	26.40	1,210,003	27.56
Owner-occupied commercial real estate	252,069	5.69	249,419	5.68
Investment commercial real estate	1,047,614	23.66	1,095,182	24.95
Commercial and industrial (A)	1,050,775	23.74	867,295	19.76
Lease financing	254,142	5.74	258,401	5.89
Farmland/agricultural production	1,081	0.02	3,043	0.07
Commercial construction loans	6,989	0.16	5,520	0.13
Consumer and other loans	57,711	1.31	58,213	1.33
Total loans	$4,427,145	100.00%	$4,389,641	100.00%
Net deferred costs	3,506		4,496
Total loans including net deferred costs	$4,430,651		$4,394,137
(A)	The September 30, 2020 balance includes PPP loans of $202.0 million

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan and lease losses (ALLL) as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$6,231	$46	$524,143	$2,921	$530,374	$2,967
Home equity lines of credit	2	—	52,191	220	52,193	220
Junior lien loan on residence	—	—	5,401	18	5,401	18
Multifamily property	—	—	1,168,796	10,664	1,168,796	10,664
Owner-occupied commercial real estate	667	—	251,402	3,011	252,069	3,011
Investment commercial real estate	4,625	—	1,042,989	29,166	1,047,614	29,166
Commercial and industrial (A)	3,990	41	1,046,785	16,131	1,050,775	16,172
Lease financing	—	—	254,142	3,473	254,142	3,473
Farmland/agricultural production	—	—	1,081	15	1,081	15
Commercial construction loans	—	—	6,989	77	6,989	77
Consumer and other loans	—	—	57,711	362	57,711	362
Total ALLL	$15,515	$87	$4,411,630	$66,058	$4,427,145	$66,145

(A)	The balance includes PPP loans of $202.0 million which have no reserve as these loans are guaranteed by the SBA.

	December 31, 2019
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$6,890	$215	$571,416	$1,875	$578,306	$2,090
Home equity lines of credit	3	—	57,245	128	57,248	128
Junior lien loan on residence	19	—	6,992	13	7,011	13
Multifamily property	—	—	1,210,003	6,037	1,210,003	6,037
Owner-occupied commercial real estate	379	—	249,040	2,064	249,419	2,064
Investment commercial real estate	22,605	1,000	1,072,577	14,988	1,095,182	15,988
Commercial and industrial	6,028	1,585	861,267	12,768	867,295	14,353
Lease financing	—	—	258,401	2,642	258,401	2,642
Farmland/agricultural production	—	—	3,043	38	3,043	38
Commercial construction loans	—	—	5,520	27	5,520	27
Consumer and other loans	—	—	58,213	296	58,213	296
Total ALLL	$35,924	$2,800	$4,353,717	$40,876	$4,389,641	$43,676

Impaired loans include nonaccrual loans of $8.6 million at September 30, 2020 and $28.9 million at December 31, 2019. The decrease in impaired loans was due to the transfer of one commercial loan with a balance of $10.0 million to held for sale at September 30, 2020. Impaired loans also include performing TDR loans of $2.3 million at September 30, 2020 and $2.4 million at December 31, 2019.  At September 30, 2020, the allowance allocated to TDR loans totaled $87,000, of which $41,000 was allocated to nonaccrual loans.  At December 31, 2019, the allowance allocated to TDR loans totaled $2.8 million, of which $2.7 million was allocated to nonaccrual loans.  All accruing TDR loans were paying in accordance with restructured terms as of September 30, 2020.  The Company has not committed to lend additional amounts as of September 30, 2020 to customers with outstanding loans that are classified as TDR loans.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2020 and December 31, 2019 (The average impaired loans on the following tables represent year to date impaired loans.):

	September 30, 2020
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$6,514	$5,655	$—	$6,020
Owner-occupied commercial real estate	752	667	—	397
Investment commercial real estate	4,625	4,625	—	7,242
Home equity lines of credit	4	2	—	2
Commercial and industrial	374	361	—	302
Total loans with no related allowance	$12,269	$11,310	$—	$13,963
With related allowance recorded:
Primary residential mortgage	$576	$576	$46	$582
Commercial and industrial	6,129	3,629	41	4,965
Total loans with related allowance	$6,705	$4,205	$87	$5,547
Total loans individually evaluated for impairment	$18,974	$15,515	$87	$19,510

	December 31, 2019
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$7,310	$6,071	$—	$7,186
Owner-occupied commercial real estate	450	379	—	1,099
Investment commercial real estate	9,663	8,138	—	14,115
Home equity lines of credit	5	3	—	77
Junior lien loan on residence	92	19	—	29
Total loans with no related allowance	$17,520	$14,610	$—	$22,506
With related allowance recorded:
Primary residential mortgage	$819	$819	$215	$1,011
Investment commercial real estate	15,064	14,467	1,000	4,832
Commercial and industrial	6,229	6,028	1,585	3,685
Total loans with related allowance	$22,112	$21,314	$2,800	$9,528
Total loans individually evaluated for impairment	$39,632	$35,924	$2,800	$32,034

Interest income recognized on impaired loans for the quarters ended September 30, 2020 and 2019 was not material.  The Company did not recognize any income on non-accruing impaired loans for the three and nine months ended September 30, 2020 and 2019.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$3,992	$—
Home equity lines of credit	1	—
Owner-occupied commercial real estate	667	—
Commercial and industrial	3,951	—
Total	$8,611	$—

	December 31, 2019
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,533	$—
Home equity lines of credit	3	—
Junior lien loan on residence	19	—
Owner-occupied commercial real estate	379	—
Investment commercial real estate	17,919	—
Commercial and industrial	6,028	—
Total	$28,881	$—

The following tables present the aging of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019 by class of loans, excluding nonaccrual loans:

	September 30, 2020
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$651	$—	$—	$651
Home equity lines of credit	129	—	$—	129
Multifamily property	873	—	—	873
Commercial and industrial	675	1,739	—	2,414
Lease financing	546	1,996	—	2,542
Total	$2,874	$3,735	$—	$6,609

	December 31, 2019
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,264	$—	$—	$1,264
Home equity lines of credit	80	—	—	80
Consumer and other loans	566	—	—	566
Total	$1,910	$—	$—	$1,910

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

In addition, the Bank has engaged an independent loan review firm to validate risk ratings and to ensure compliance with our policies and procedures.  This review of the following types of loans is performed quarterly:

•	A large sample of relationships or new lending to existing relationships greater than $1,000,000 booked since the prior review;
•	All criticized and classified rated borrowers with relationship exposure of more than $500,000;
•	A large sample of Pass-rated (including Pass Watch) borrowers with total relationships in excess of $1,000,000 and a small sample of Pass related relationships less than $1,000,000;
•	All leveraged loans of $1,000,000 or greater;
•	At least two borrowing relationships managed by each commercial banker;
•	Any new Regulation “O” loan commitments over $1,000,000;
•	Exclude borrowers with commitments of less than $500,000;
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

As of September 30, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$523,415	$521	$6,438	$—
Home equity lines of credit	52,191	—	2	—
Junior lien loan on residence	5,401	—	—	—
Multifamily property	1,162,650	5,466	680	—
Owner-occupied commercial real estate	246,989	2,388	2,692	—
Investment commercial real estate	966,193	67,057	14,364	—
Commercial and industrial	979,502	54,186	17,087	—
Lease financing	254,142	—	—	—
Farmland/agricultural production	1,081	—	—	—
Commercial construction loans	6,907	82	—	—
Consumer and other loans	57,711	—	—	—
Total	$4,256,182	$129,700	$41,263	$—

As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$570,353	$853	$7,100	$—
Home equity lines of credit	57,245	—	3	—
Junior lien loan on residence	6,992	—	19	—
Multifamily property	1,209,288	—	715	—
Owner-occupied commercial real estate	247,388	—	2,031	—
Investment commercial real estate	1,053,445	6,325	35,412	—
Commercial and industrial	847,285	6,382	13,628	—
Lease financing	258,401	—	—	—
Farmland/agricultural production	3,043	—	—	—
Commercial construction loans	5,437	83	—	—
Consumer and other loans	58,213	—	—	—
Total	$4,317,090	$13,643	$58,908	$—

At September 30, 2020, $15.5 million of substandard loans were also considered impaired, compared to December 31, 2019, when $35.9 million of substandard loans were also impaired. The increase in special mention investment and owner-occupied commercial real estate classified loans was a result of the Bank’s credit analysis of sectors with COVID elevated residual risk

(Hospitality and Food Services and Retail – Non-Grocery Anchored) and the downgrade of several loans within these categories during the third quarter of 2020.

The activity in the allowance for loan and lease losses for the three months ended September 30, 2020 is summarized below:

	July 1,				September 30,
	2020				2020
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,074	$—	$217	$(324)	$2,967
Home equity lines of credit	244	—	3	(27)	220
Junior lien loan on residence	20	—	—	(2)	18
Multifamily property	9,662	—	—	1,002	10,664
Owner-occupied commercial real estate	3,177	—	—	(166)	3,011
Investment commercial real estate	29,866	(5,132)	—	4,432	29,166
Commercial and industrial	16,218	(164)	6	112	16,172
Lease financing	3,349	—	—	124	3,473
Farmland/agricultural production	38	—	—	(23)	15
Commercial construction loans	49	—	—	28	77
Consumer and other loans	368	(2)	2	(6)	362
Total ALLL	$66,065	$(5,298)	$228	$5,150	$66,145

The activity in the allowance for loan and lease losses for the three months ended September 30, 2019 is summarized below:

	July 1,				September 30,
	2019				2019
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,057	$—	$—	$(568)	$2,489
Home equity lines of credit	155	—	3	(13)	145
Junior lien loan on residence	15	—	—	—	15
Multifamily property	5,744	—	—	491	6,235
Owner-occupied commercial real estate	2,497	—	996	(1,221)	2,272
Investment commercial real estate	14,650	—	—	1,095	15,745
Commercial and industrial	11,463	—	4	438	11,905
Lease financing	1,888	—	—	508	2,396
Farmland/agricultural production	2	—	—	37	39
Commercial construction loans	1	—	—	23	24
Consumer and other loans	319	(15)	1	10	315
Total ALLL	$39,791	$(15)	$1,004	$800	$41,580

The activity in the allowance for loan and lease losses for the nine months ended September 30, 2020 is summarized below:

	January 1,				September 30,
	2020				2020
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,090	$—	$330	$547	$2,967
Home equity lines of credit	128	—	8	84	220
Junior lien loan on residence	13	—	—	5	18
Multifamily property	6,037	—	—	4,627	10,664
Owner-occupied commercial real estate	2,064	—	—	947	3,011
Investment commercial real estate	15,988	(5,532)	31	18,679	29,166
Commercial and industrial	14,353	(2,418)	11	4,226	16,172
Lease financing	2,642	—	—	831	3,473
Farmland/agricultural production	38	—	—	(23)	15
Commercial construction loans	27	—	—	50	77
Consumer and other loans	296	(15)	4	77	362
Total ALLL	$43,676	$(7,965)	$384	$30,050	$66,145

The activity in the allowance for loan and lease losses for the nine months ended September 30, 2019 is summarized below:

	January 1,				September 30,
	2019				2019
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,506	$(80)	$51	$(988)	$2,489
Home equity lines of credit	164	—	8	(27)	145
Junior lien loan on residence	15	—	11	(11)	15
Multifamily property	5,959	—	—	276	6,235
Owner-occupied commercial real estate	2,614	—	1,060	(1,402)	2,272
Investment commercial real estate	14,248	—	—	1,497	15,745
Commercial and industrial	9,839	—	13	2,053	11,905
Lease financing	1,772	—	—	624	2,396
Farmland/agricultural production	2	—	—	37	39
Commercial construction loans	1	—	—	23	24
Consumer and other loans	384	(40)	3	(32)	315
Total ALLL	$38,504	$(120)	$1,146	$2,050	$41,580

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

As of September 30, 2020, the Bank has modified 515 loans with a balance of $940.2 million resulting in the deferral of principal and/or interest for periods ranging from 90 to 180 days.  The table below summarizes the deferrals as of September 30, 2020.  All of these loans were performing in accordance with their terms prior to modification, and are in conformance with the CARES Act.  Included in the table below are 27 loans totaling $283.6 million of loan level swaps.  Details with respect to loan modifications are as follows:

		Post-Modification
		Outstanding
	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	170	$69,941
Home equity lines of credit	16	4,094
Junior lien loan on residence	4	248
Multifamily property	70	263,877
Owner-occupied commercial real estate	33	30,058
Investment commercial real estate	71	400,425
Commercial and industrial	28	28,370
Lease financing	7	26,360
Farmland/agricultural production	1	133
Commercial construction loans	3	4,311
Total	403	$827,817

The future performance of these loans, specifically beyond the term of the deferral, is uncertain.  To recognize a credit allowance commensurate with the existing risk, the Company assigned qualitative factors for each of the above portfolio classes for allowance purposes.

Troubled Debt Restructurings:

The Company has allocated $87,000 and $2.8 million of specific reserves on TDRs to customers whose loan terms have been modified in TDRs as of September 30, 2020 and December 31, 2019, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

There were no loans modified as TDRs during the three-month period ended September 30, 2020.

The following table presents loans by class modified as TDRs during the nine-month period ended September 30, 2020:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	2	$388	$388
Commercial and industrial	1	39	39
Total	3	$427	$427

The following table presents loans by class modified as TDRs during both the three and nine-month periods ended September 30, 2019:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	1	$341	$341
Total	1	$341	$341

The identification of the TDRs did not have a significant impact on the allowance for loan and lease losses.

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at September 30, 2020:

	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$193
Commercial and industrial	1	39
Total	2	$232

There were no loans that were modified as TDRs for which there was a payment default within twelve months of modification at September 30, 2019.

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

4.  DEPOSITS

Certificates of deposit, over $250,000, totaled $216.2 million and $223.7 million at September 30, 2020 and December 31, 2019, respectively.  The above totals exclude brokered certificates of deposit.

The following table sets forth the details of total deposits as of September 30, 2020 and December 31, 2019:

	September 30,		December 31,
	2020		2019
(Dollars in thousands)
Noninterest-bearing demand deposits	$838,307	17.25%	$529,281	12.47%
Interest-bearing checking (1)	1,858,529	38.25	1,510,363	35.59
Savings	127,737	2.63	112,652	2.66
Money market	1,251,349	25.75	1,196,313	28.19
Certificates of deposit - retail	586,801	12.08	633,763	14.94
Certificates of deposit - listing service	32,677	0.67	47,430	1.12
Subtotal deposits	4,695,400	96.63	4,029,802	94.97
Interest-bearing demand - Brokered	130,000	2.68	180,000	4.24
Certificates of deposit - Brokered	33,750	0.69	33,709	0.79
Total deposits	$4,859,150	100.00%	$4,243,511	100.00%

(1)

Interest-bearing checking includes $658.0 million at September 30, 2020 and $423.8 million at December 31, 2019 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of September 30, 2020 are as follows:

(In thousands)
2020	$163,537
2021	362,644
2022	60,270
2023	9,154
2024	28,379
Over 5 Years	29,244
Total	$653,228

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB totaled $105.0 million with a weighted average interest rate of 3.20 percent at both September 30, 2020 and December 31, 2019, respectively.

The advances  had fixed maturity dates and were secured by blanket pledges of certain 1-4 family residential mortgages totaling $344.6 million, multifamily mortgages totaling $770.9 million and securities totaling $311.6 million at September 30, 2020, while at December 31, 2019, the fixed rate advances were secured by blanket pledges of certain 1-4 family residential mortgages totaling $347.5 million, multifamily mortgages totaling $773.1 million and securities totaling $154.3 million.

The final maturity dates of the FHLB advances are scheduled as follows:

(In thousands)
2021	$60,000
2022	20,000
2023	25,000
Total	$105,000

Short-term borrowings consisted of a one-month FHLB advance totaling $15.0 million with a rate of 0.39 percent.  The one-month FHLB advance for $15.0 million is part of an interest rate swap designated as a cash flow hedge.  The cash flow hedge has a term of four years.  There were no overnight borrowings with the FHLB as of September 30, 2020 or December 31, 2019.  At September 30, 2020, unused short-term overnight borrowing commitments totaled $1.7 billion from the FHLB, $22.0 million from correspondent banks and $1.0 billion at the Federal Reserve Bank of New York.

The Company had $183.8 million in borrowings from the Federal Reserve’s PPPLF as of September 30, 2020.  The borrowings have a rate of 0.35 percent, primarily all of which have a 2-year maturity.  The Company utilized the PPPLF to fund PPP loan production during the second quarter of 2020.  The borrowings are fully pledged by PPP loans as of September 30, 2020.

6.  BUSINESS SEGMENTS

The Company assesses its results among two operating segments, Banking and Peapack Private. Management uses certain methodologies to allocate income and expense to the business segments. A funds transfer pricing methodology is used to assign interest income and interest expense.  Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown. The Banking segment’s effective tax rate for the three and nine months ended September 30, 2020 was affected by a $3.34 million income tax benefit recorded during the first quarter of 2020. For additional information related to this income tax benefit refer to the Income Taxes section of Management’s Discussion and Analysis.

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

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30, 2020
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$30,557	$1,592	$32,149
Noninterest income	9,451	10,760	20,211
Total income	40,008	12,352	52,360

Provision for loan and lease losses	5,150	—	5,150
Compensation and benefits	13,258	5,944	19,202
Premises and equipment expense	3,527	582	4,109
FDIC expense	605	—	605
Other noninterest expense	2,231	2,314	4,545
Total noninterest expense	24,771	8,840	33,611
Income before income tax expense	15,237	3,512	18,749
Income tax expense	4,254	948	5,202
Net income	$10,983	$2,564	$13,547

	Three Months Ended September 30, 2019
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$28,836	$1,249	$30,085
Noninterest income	4,561	9,855	14,416
Total income	33,397	11,104	44,501

Provision for loan and lease losses	800	—	800
Compensation and employee benefits	11,776	5,700	17,476
Premises and equipment expense	3,294	555	3,849
FDIC insurance expense	(277)	—	(277)
Other operating expense	2,985	2,226	5,211
Total operating expense	18,578	8,481	27,059
Income before income tax expense	14,819	2,623	17,442
Income tax expense	4,399	817	5,216
Net income	$10,420	$1,806	$12,226

	Nine Months Ended September 30, 2020
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$91,419	$4,448	$95,867
Noninterest income	16,036	31,318	47,354
Total income	107,455	35,766	143,221

Provision for loan and lease losses	30,050	—	30,050
Compensation and employee benefits	40,239	17,375	57,614
Premises and equipment expense	10,435	1,753	12,188
FDIC insurance expense	1,310	—	1,310
Other operating expense	7,889	6,709	14,598
Total operating expense	89,923	25,837	115,760
Income before income tax (benefit)/expense	17,532	9,929	27,461
Income tax (benefit)/expense	1,618	2,681	4,299
Net income/(loss)	$15,914	$7,248	$23,162

Total assets at period end	$5,878,481	$79,626	$5,958,107

	Nine Months Ended September 30, 2019
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$85,336	$4,024	$89,360
Noninterest income	9,991	29,180	39,171
Total income	95,327	33,204	128,531

Provision for loan and lease losses	2,050	—	2,050
Compensation and employee benefits	36,458	15,717	52,175
Premises and equipment expense	9,265	1,572	10,837
FDIC insurance expense	277	—	277
Other operating expense	8,296	6,562	14,858
Total operating expense	56,346	23,851	80,197
Income before income tax expense	38,981	9,353	48,334
Income tax expense	10,592	2,541	13,133
Net income	$28,389	$6,812	$35,201

Total assets at period end	$4,840,002	$85,407	$4,925,409

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of September 30, 2020.

The following table summarizes, for the periods indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. treasuries	$2,888	$—	$2,888	$—
U.S. government-sponsored agencies	78,946	—	78,946	—
Mortgage-backed securities-residential	466,295	—	466,295	—
SBA pool securities	37,070	—	37,070	—
State and political subdivisions	8,694	—	8,694	—
Corporate bond	3,036	—	3,036	—
CRA investment fund	15,159	15,159	—	—
Loans held for sale, at fair value	13,785	—	13,785	—
Derivatives:
Loan level swaps	92,798	—	92,798	—
Total	$718,671	$15,159	$703,512	$—

Liabilities:
Derivatives:
Cash flow hedges	$11,001	$—	$11,001	$—
Loan level swaps	92,798	—	92,798	—
Total	$103,799	$—	$103,799	$—

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

The Company has elected the fair value option for certain loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2020 and December 31, 2019.

The following tables present residential loans held for sale, at fair value for the periods indicated:

(In thousands)	September 30, 2020	December 31, 2019
Residential loans contractual balance	$13,525	$2,839
Fair value adjustment	260	42
Total fair value of residential loans held for sale	$13,785	$2,881

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2020.

There were no loans measured for impairment using the fair value of collateral as of September 30, 2020.

The following tables summarize, for the periods indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$13,467	$—	$—	$13,467

The carrying amounts and estimated fair values of financial instruments at September 30, 2020 are as follows:

		Fair Value Measurements at September 30, 2020 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$679,365	$679,365	$—	$—	$679,365
Securities available for sale	596,929	—	596,929	—	596,929
CRA investment fund	15,159	15,159	—	—	15,159
FHLB and FRB stock	18,433	—	—	—	N/A
Loans held for sale, at fair value	13,785	—	13,785	—	13,785
Loans held for sale, at lower of cost or fair value	14,455	—	14,943	—	14,943
Loans, net of allowance for loan and lease losses	4,364,506	—	—	4,493,612	4,493,612
Accrued interest receivable	22,192	—	1,807	20,385	22,192
Loan level swaps	92,798	—	92,798	—	92,798
Financial liabilities
Deposits	$4,859,150	$4,205,922	$663,005	$—	$4,868,927
Short-term borrowings	15,000	—	15,000	—	15,000
Federal home loan bank advances	105,000	—	109,908	—	109,908
Paycheck Protection Program Liquidity Facility	183,790	—	183,790	—	183,790
Subordinated debt	83,585	—	—	84,215	84,215
Accrued interest payable	3,017	210	1,586	1,221	3,017
Cash flow hedges	11,001	—	11,001	—	11,001
Loan level swap	92,798	—	92,798	—	92,798

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 are as follows:

		Fair Value Measurements at December 31, 2019 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$208,185	$208,185	$—	$—	$208,185
Securities available for sale	390,755	—	390,755	—	390,755
CRA investment fund	10,836	10,836	—	—	10,836
FHLB and FRB stock	24,068	—	—	—	N/A
Loans held for sale, at fair value	2,881	—	2,881	—	2,881
Loans held for sale, at lower of cost or fair value	14,667	—	15,126	—	15,126
Loans, net of allowance for loan and lease losses	4,350,461	—	—	4,268,481	4,268,481
Accrued interest receivable	10,494	—	1,361	9,133	10,494
Cash flow Hedges	121	—	121	—	121
Loan level swaps	32,381	—	32,381	—	32,381
Financial liabilities
Deposits	$4,243,511	$3,528,609	$718,818	$—	$4,247,427
Short-term borrowings	128,100	—	128,100	—	128,100
Federal Home Loan Bank advances	105,000	—	108,354	—	108,354
Subordinated debt	83,417	—	—	86,536	86,536
Accrued interest payable	2,357	392	1,910	55	2,357
Cash flow hedges	3,788	—	3,788	—	3,788
Loan level swaps	32,381	—	32,381	—	32,381

8.  REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended September 30,
(In thousands)	2020	2019
Service charges on deposits
Overdraft fees	$88	$176
Interchange income	319	323
Other	378	383
Wealth management fees (a)	10,119	9,501
Other (b)	9,307	4,033
Total noninterest other income	$20,211	$14,416

	For the Nine Months Ended September 30,
(In thousands)	2020	2019
Service charges on deposits
Overdraft fees	$307	$500
Interchange income	869	909
Other	1,120	1,186
Wealth management fees (a)	30,070	28,243
Other (b)	14,988	8,333
Total noninterest other income	$47,354	$39,171
(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2020			2019
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$88	$—	$88	$176	$—	$176
Interchange income	319	—	319	323	—	323
Other	378	—	378	383	—	383
Wealth management fees (a)	—	10,119	10,119	—	9,501	9,501
Other (b)	8,666	641	9,307	3,679	354	4,033
Total noninterest income	$9,451	$10,760	$20,211	$4,561	$9,855	$14,416

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2020			2019
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$307	$—	$307	$500	$—	$500
Interchange income	869	—	869	909	—	909
Other	1,120	—	1,120	1,186	—	1,186
Wealth management fees (a)	—	30,070	30,070	—	28,243	28,243
Other (b)	13,740	1,248	14,988	7,396	937	8,333
Total noninterest income	$16,036	$31,318	$47,354	$9,991	$29,180	$39,171

(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

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

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income for the third quarter of 2020 by $31,000 compared to $37,000 for same quarter of 2019. Cardholder rewards reduced interchange income by $86,000 and $105,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Other:  All of the other income items are outside the scope of ASC 606.

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Professional and legal fees	$1,079	$1,228	$3,095	$3,320
Telephone	370	346	1,089	1,003
Advertising	226	337	1,294	1,105
Amortization of intangible assets	321	229	966	688
Branch restructure	—	—	278	—
Other operating expenses	2,549	3,071	7,876	8,742
Total other operating expenses	$4,545	$5,211	$14,598	$14,858

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended September 30, 2020 and 2019:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2020	Reclassifications	Income/(Loss)	2020	2020
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$6,935	$(777)	—	$(777)	$6,158

Gain/(loss) on cash flow hedges	(8,931)	1,030	(4)	1,026	(7,905)

Accumulated other comprehensive income/(loss), net of tax	$(1,996)	$253	$(4)	$249	$(1,747)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2019	Reclassifications	Income/(Loss)	2019	2019
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$898	$583	$—	$583	$1,481

Gain/(loss) on cash flow hedges	(2,502)	(752)	(56)	(808)	(3,310)

Accumulated other comprehensive income/(loss), net of tax	$(1,604)	$(169)	$(56)	$(225)	$(1,829)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
(In thousands)	2020	2019	Affected Line Item in Income Statement
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(5)	$(80)	Interest expense
Income tax expense	1	24	Income tax expense
Total reclassifications, net of tax	$(4)	$(56)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the nine months ended September 30, 2020 and 2019:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2020	Reclassifications	Income/(Loss)	2020	2020
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$1,006	$5,152	$—	$5,152	$6,158

Gain/(loss) on cash flow hedges	(2,501)	(5,341)	(63)	(5,404)	(7,905)

Accumulated other comprehensive income/(loss), net of tax	$(1,495)	$(189)	$(63)	$(252)	$(1,747)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2019	Reclassifications	Income/(Loss)	2019	2019
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(3,006)	$4,487	$—	$4,487	$1,481

Gain/(loss) on cash flow hedges	661	(3,872)	(99)	(3,971)	(3,310)

Accumulated other comprehensive income/(loss), net of tax	$(2,345)	$615	$(99)	$516	$(1,829)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(In thousands)	2020	2019	Affected Line Item in Income
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(85)	$(142)	Interest expense
Income tax expense	22	43	Income tax expense
Total reclassifications, net of tax	$(63)	$(99)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $270.0 million and $245.0 million as of September 30, 2020 and December 31, 2019, respectively, were designated as cash flow hedges of certain interest-bearing deposits and FHLB advances. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of September 30, 2020, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of September 30, 2020 and December 31, 2019:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Notional amount	$270,000	$245,000
Weighted average pay rate	1.93%	2.05%
Weighted average receive rate	0.22%	1.83%
Weighted average maturity	2.27 years	2.45 years
Unrealized gain, net	$(11,001)	$(3,667)

Number of contracts	13	12

Net interest expense recorded on these swap transactions totaled $1.1 million and $2.4 million for the three and nine months ended September 30, 2020, respectively.   Net interest income recorded on these swap transactions totaled $289,000 and $915,000 for the three and nine months ended September 30, 2019, respectively.

Cash Flow Hedges

The following table presents the net gain/(loss) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019
Interest rate contracts
Gain/(loss) recognized in OCI (effective portion)	$1,026	$(808)	$(5,404)	$(3,971)
Gain/(loss) reclassified from OCI to interest expense	(4)	56	(63)	99
Gain/(loss) recognized in other non-interest expense (ineffective portion)	—	—	—	—

During the first quarter of 2020, the Company recognized an unrealized after-tax gain of $26,000 in accumulated other comprehensive income/(loss) related to the termination of three interest rate swaps designated as cash flow hedges.  During the second quarter of 2019, the Company recognized an unrealized after-tax gain of $189,000 in accumulated other comprehensive income/(loss) related to the termination of four interest rate swaps designated as cash flow hedges.  These gains are being amortized into earnings over the remaining life of the terminated swaps.  The Company recognized pre-tax interest income of $5,000 and $85,000 for the three and nine months ended September 30, 2020, respectively, and $81,000 and $142,000 for the three and nine months ended September 30, 2019, respectively, related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

	September 30, 2020
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits and FHLB advances	$270,000	$(11,001)
Total included in other assets	—	—
Total included in other liabilities	270,000	(11,001)

	December 31, 2019
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$245,000	$(3,667)
Total included in other assets	70,000	121
Total included in other liabilities	175,000	(3,788)

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

Information about these swaps is as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Notional amount	$853,532	$793,875
Fair value	$92,238	$32,381
Weighted average pay rates	4.02%	4.12%
Weighted average receive rates	1.92%	3.54%
Weighted average maturity	6.7 years	7.3 years

Number of contracts	98	91

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

The Company maintains certain property and equipment under direct financing and operating leases. Upon adoption of the new lease guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $7.9 million and $8.2 million, respectively, on the consolidated statement of condition. As of September 30, 2020, the Company's operating lease ROU asset and operating lease liability totaled $10.0 million and $10.3 million, respectively. As of December 31, 2019, the Company's operating lease ROU asset and operating lease liability totaled $12.1 million and $12.4 million, respectively.  A weighted average discount rate of 3.09% and 3.05% was used in the measurement of the ROU asset and lease liability as of September 30, 2020 and December 31, 2019, respectively.

The Company's leases have remaining lease terms between three months to 16 years, with a weighted average lease term of 5.99 years at September 30, 2020. The Company's leases had remaining lease terms between five months to 17 years, with a weighted average lease term of 6.33 years, at December 31, 2019. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $789,000 and $756,000 for the three months ended September 30, 2020 and 2019, respectively.  The variable lease costs were $82,000 and $83,000 for the three months ended September 30, 2020 and 2019, respectively.

Total operating lease costs were $2.4 million and $2.1 million for the nine months ended September 30, 2020 and 2019, respectively. The variable lease costs were $259,000 and $238,000 for the nine months ended September 30, 2020 and 2019, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of September 30, 2020:

(In thousands)
2020	$2,921
2021	2,262
2022	1,849
2023	1,382
2024	1,196
Thereafter	2,087
Total lease payments	11,697
Less: imputed interest	1,379
Total present value of lease payments	$10,318

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
(In thousands)	2020	2019
Right-of-use asset obtained in exchange for lease obligation	$455	$7,862
Operating cash flows from operating leases	2,139	1,844
Operating cash flows from direct finance leases	261	290
Financing cash flows from direct finance leases	561	561

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, held-to-maturity (HTM) debt securities and certain other contracts.  Due to the uncertainty created by the current environment under a provision provided by the CARES Act, the Company elected to delay the adoption of FASB’s new rule covering the CECL standard until the earlier of the termination date of the national emergency declared by President Trump under the National Emergencies Act on March 13, 2020, related to the outbreak of COVID-19, or December 31, 2020. Once the delay provision has been terminated, adoption will be retroactive to January 1, 2020. The largest impact will be on the allowance for loan and lease losses (ALLL).  The impact to the Company’s ALLL has not yet been calculated. The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio.  The Company has formed a CECL committee comprised of finance, accounting, and credit members. The Company has evaluated and selected a third-party firm to assist in the development of a CECL program, selected portfolio segmentations, loss methodologies and the probability of default/loss given default model to assist in the calculation of the ALLL in preparation for the change to the expected loss model. The Company continues to work towards implementing the accounting, reporting and governance processes required under the new standard and completing the model implementation and validation. The Company expects to recognize a one-time cumulative-effect adjustment to our ALLL through retained earnings as of the January 1, 2020. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our consolidated financial condition or results of operations.

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

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2020	2019	2020 vs 2019
Results of Operations:
Net interest income	$32,149	$30,085	$2,064
Provision for loan and lease losses (1)	5,150	800	4,350
Net interest income after provision for loan and lease losses	26,999	29,285	(2,286)
Wealth management fee income (2)	10,119	9,501	618
Other income (3)	10,092	4,915	5,177
Operating expense	28,461	26,259	2,202
Income before income tax expense	18,749	17,442	1,307
Income tax expense	5,202	5,216	(14)
Net income	$13,547	$12,226	$1,321

Total revenue (Net interest income plus wealth management fee income and other income)	$52,360	$44,501	$7,859

Diluted average shares outstanding	19,132,650	19,484,905	(352,255)

Diluted earnings per share	$0.71	$0.63	$0.08

Return on average assets annualized (ROAA)	0.89%	1.00%	(0.11)%
Return on average equity annualized (ROAE)	10.53	9.87	0.66

(1)

The September 2020 quarter included a provision for loan and lease losses of $5.2 million.  The increase in the provision for loan and lease losses was primarily due to the current environment created by the COVID-19 pandemic.

(2)	The September 2020 quarter included a full quarter of wealth management fee income and expense related to Point View, which was acquired effective September 1, 2019.
(3)	The September 2020 quarter included a $7.4 million gain on sale of $355 million of PPP loans.

The following table presents certain key aspects of our performance for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2020	2019	2020 vs 2019
Results of Operations:
Net interest income	$95,867	$89,360	$6,507
Provision for loan and lease losses (1)	30,050	2,050	28,000
Net interest income after provision for loan and lease losses	65,817	87,310	(21,493)
Wealth management fee income (2)	30,070	28,243	1,827
Other income (3)	17,284	10,928	6,356
Operating expense	85,710	78,147	7,563
Income before income tax expense	27,461	48,334	(20,873)
Income tax expense (4)	4,299	13,133	(8,834)
Net income	$23,162	$35,201	$(12,039)

Total revenue (Net interest income plus wealth management fee income and other income)	$143,221	$128,531	$14,690

Diluted average shares outstanding	19,052,605	19,496,721	(444,116)

Diluted earnings per share	$1.22	$1.81	$(0.59)

Return on average assets annualized (ROAA)	0.54%	0.99%	(0.45)%
Return on average equity annualized (ROAE)	6.07	9.67	(3.60)

	September 30,	December 31,	Change
	2020	2019	2020 vs 2019
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	15.04%	14.20%	0.84%
Tier I leverage ratio	8.54	9.33	(0.79)
Loans to deposits	91.18	103.55	(12.37)
Allowance for loan and lease losses to total loans (5)	1.49	0.99	0.50
Allowance for loan and lease losses to nonperforming loans	768.15	151.23	616.92
Nonperforming loans to total loans	0.19	0.66	(0.47)

(1)

The nine months ended September 30, 2020 included a provision for loan and lease losses of $30.1 million.  The increase in the provision for loan and lease losses was primarily due to the current environment created by the COVID-19 pandemic.

(2)	The nine months ended September 30, 2020 included wealth management fee income and expense related to Point View, which was acquired effective September 1, 2019.
(3)	The nine months ended September 30, 2020 included a $7.4 million gain on sale of $355 million of PPP loans.
(4)	The 2020 year included a $3.2 million tax benefit related to the carryback of tax NOLs to prior years when the Federal tax rate was 14% higher.

For the quarter ended September 30, 2020, the Company recorded revenue of $52.36 million, pretax income of $18.75 million, net income of $13.55 million and diluted earnings per share of $0.71, compared to revenue of $44.50 million, pretax income of $17.44 million, net income of $12.23 million and diluted earnings per share of $0.63 for the same three month period last year. The 2020 quarter net interest income and noninterest income reflected earnings from the PPP and increased wealth management income (primarily due to the acquisition of Point View in September 2019), which was partially offset by increased operating expenses (due in part to the wealth management firm acquired September 2019) and an increase in the provision for loan and lease losses to $5.15 million. The increased provision for loan losses was due to increased qualitative factors associated with the increased unemployment rate, economic forecasts and the level of loan payment deferral requests created by the COVID-19 pandemic.  In comparing the third quarter of 2020 to the third quarter of 2019, revenue increased by 18%.  Net interest income benefitted from an increase in our average interest-earning assets partially offset by a decline in our net interest margin for the quarter ended September 30, 2020. Capital markets activity (which includes loan level back-to-back swap activities, the SBA lending and sale program and mortgage banking activities) resulted in $1.03 million of revenue for the third quarter of 2020 a decline of $1.74 million from $2.77 million for the same period in 2019.  Income from these programs are not linear each quarter, as some quarters will be higher than others.

The Company recorded revenue of $143.22 million, pretax income of $27.46 million, net income of $23.16 million and diluted earnings per share of $1.22 for the nine months ended September 30, 2020 compared to revenue of $128.53 million, pretax income of $48.33 million, net income of $35.20 million and diluted earnings per share of $1.81 for the same 2019 period. The 2020 nine-month period net interest income and noninterest income reflected earnings from the PPP and increased wealth management income (primarily due to the acquisition of Point View in September 2019), which was partially offset by increased operating expenses (due in part to the previous mentioned firm acquired in September 2019).  Net interest income benefitted from an increase in our average interest-earning assets partially offset by a decline in our net interest margin for the nine months ended September 30, 2020. Capital markets activity (which includes loan level back-to-back swap activities, the SBA lending and sale program and mortgage banking activities) resulted in $4.81 million of revenue for the nine months ended September 30, 2020, a decline of $126 thousand from $4.93 million for the same period in 2019.  Income from these programs are not linear each quarter, as some quarters will be higher than others.

The 2020 nine-month period also included a tax benefit of $3.2 million recorded in the first quarter of 2020 caused by the changes in the treatment of tax net operating losses (“NOL”) under the CARES Act.  The decrease in net income and EPS for the 2020 nine-month period was the result of a $30.05 million provision for loan losses due to the current environment due to the COVID-19 pandemic, as compared to a $2.05 million provision for the 2019 nine-month period.

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
1)

90-day or 180-day payment deferral period. The Company has approved deferral requests under the CARES Act of approximately $940.2 million of which $827.8 million remain as of September 30, 2020. The Company expects $247 million to come off deferral status in October with an additional $449 million scheduled to come off in November.

2)	Waived all late fees for April/May/June;
3)	Not reporting payment deferrals or late payments to credit bureaus through September; and
4)

Utilized the PPP to assist both clients and community organizations with funding needs related to the pandemic (processed approximately 2,500 applications with approximately $600 million of approved loans and have a balance of $202.0 million as of September 30, 2020).  The Bank sold $355 million of PPP loans during the third quarter of 2020.

The Company has identified several industry sectors within the loan portfolio that are most impacted by COVID-19 and include but are not limited to: manufacturing, transportation, accommodation and food services, retail trade, real estate – retail and arts, entertainment and recreation. Management has performed portfolio reviews related to these sectors in the second and third quarters of 2020.  There are approximately $95 million or 2% of loans with COVID related residual risk as of September 30, 2020. Management will continue to monitor these sectors closely and evaluate for potential impact on our ALLL.

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

EARNINGS ANALYSIS

NET INTEREST INCOME (“NII”) / NET INTEREST MARGIN (“NIM”) / AVERAGE BALANCE SHEET:

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities. Earning assets include loans, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances, subordinated debt and other borrowings. Net interest income is determined by the difference between the average yields earned on earning assets and the average cost of interest-bearing liabilities (“net interest spread”) and the relative amounts of earning assets and interest-bearing liabilities. Net interest margin is calculated as net interest income as a percent of total interest earning assets on an annualized basis.  The Company’s net interest income, spread and margin are affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

The following table summarize the Company’s net interest income and margin for the periods indicated:

	Three Months Ended		Three Months Ended
	September 30, 2020		September 30, 2019
(Dollars in thousands)	NII	NIM	NII	NIM
NII/NIM excluding the below	$30,327	2.45%	$29,896	2.67%
Prepayment premiums received on loan paydowns	104	0.01%	236	0.02%
Effect of maintaining excess interest earning cash	(266)	-0.24%	(47)	-0.09%
Effect of PPP loans	1,984	-0.02%	—	0.00%
NII/NIM as reported	$32,149	2.20%	$30,085	2.60%

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
	NII	NIM	NII	NIM
NII/NIM excluding the below	$91,901	2.51%	$88,762	2.70%
Prepayment premiums received on loan paydowns	1,005	0.02%	914	0.03%
Effect of maintaining excess interest earning cash	(1,000)	-0.19%	(316)	-0.08%
Effect of PPP loans	3,961	-0.01%	—	0.00%
NII/NIM as reported	$95,867	2.33%	$89,360	2.65%

Net interest income, on a fully tax-equivalent basis, increased $1.7 million, or 6 percent, for the third quarter of 2020 to $32.5 million from net interest income of $30.8 million for the same quarter in 2019.  The net interest margin was 2.20 percent and 2.60 percent for the three months ended September 30, 2020 and 2019, respectively, a decrease of 40 basis points.  Net interest income, on a fully tax-equivalent basis, increased $5.9 million, or 6 percent, for the first nine months ended September 30, 2020 to $97.2 million from net interest income of $91.3 million for the same period in 2019.  The net interest margin was 2.33 percent and 2.65 percent for the nine months ended September 30, 2020 and 2019, respectively, a decrease of 32 basis points. As shown above, the Company’s reported NIM declined 40 basis points compared to the September 30, 2019 quarter, while core NIM declined only 22 basis points compared to the September 30, 2019 quarter. As a commercial bank, the Company is asset sensitive with a large portion of its commercial loan portfolio tied to one-month LIBOR. The decline in the NIM was a function of the large decline in one-month LIBOR which occurred during the second quarter of 2020 and higher levels of interest-earning assets with lower yields.

The growth in net interest income for the three and nine months ended September 30, 2020 was due to increases in the average balance of interest-earning assets and a decrease in the average cost of interest-bearing liabilities, offset by an increase in the average balance of interest-bearing liabilities and by a decrease in the average yield on interest-earning assets.  The Company continues to be impacted by competitive pressures in attracting new loans and deposits.

Net interest income has benefitted from interest and fees from PPP loans for both the three and nine months ended September 30, 2020. As of September 30, 2020, the Company had $202.0 million of PPP loans, with net deferred fees of $1.5 million that will be amortized to net interest income over the life of the loans, which have a stated maturity of two to five years.  However, these loans may be eligible for loan forgiveness by the SBA at an earlier date, which would accelerate the amortization of the net deferred fees.

Future net interest income will be benefitted by the repricing of the Company’s time certificates of deposit (“CDs”). Over the twelve-month period ending September 30, 20201, approximately $510 million of CDs with an average rate of approximately 1.35% will mature.

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	September 30,	September 30,
(In thousands)	2020	2019
Residential mortgage loans originated for portfolio	$32,599	$19,073
Residential mortgage loans originated for sale	54,521	15,846
Total residential mortgage loans	87,120	34,919

Commercial real estate loans	1,613	43,414
Multifamily properties	1,500	77,138
C&I loans (A) (B)	118,048	228,903
Small business administration	4,962	3,510
Wealth Lines of Credit (A)	2,000	6,980
Total commercial loans	128,123	359,945

Installment loans	253	362
Home equity lines of credit (A)	4,759	5,631
Total loans closed	$220,255	$400,857

	For the Nine Months Ended
	September 30,	September 30,
(In thousands)	2020	2019
Residential mortgage loans originated for portfolio	$66,057	$51,910
Residential mortgage loans originated for sale	110,973	28,721
Total residential mortgage loans	177,030	80,631

Commercial real estate loans	11,219	98,643
Multifamily properties	75,458	156,864
C&I loans (A) (B)	260,250	513,975
Small business administration (C)	614,443	16,300
Wealth Lines of Credit (A)	5,750	21,085
Total commercial loans	967,120	806,867

Installment loans	1,459	2,417
Home equity lines of credit (A)	12,671	10,864
Total loans closed	$1,158,280	$900,779

(A)	Includes loans and lines of credit that closed in the period but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

(C) Includes PPP loans of $596 million for the nine months ended September 30, 2020.

The Company manages its origination levels in conjunction with anticipated paydowns and payoffs. The Company has managed its balance sheet such that multifamily and 1-4 family residential loans declined as a percentage of the overall loan portfolio and C&I loans became a larger percentage of the overall loan portfolio. Commercial real estate loan originations declined by $41.8 million and $81.4 million for the three and nine months ended September 30, 2020, respectively. C&I loan originations declined by $110.9 million and $253.7 million for the three and nine months ended September 30, 2020, respectively.  Multifamily originations also declined by $75.6 million to $1.5 million for the three months ended September 30, 2020 as compared to the prior year. The decreases in originations were due to the Company’s focused efforts on PPP production and loan deferral requests during the second and third quarters of 2020. Residential mortgage loan originations increased by $52.2 million and $96.4 million for the three and nine months ended September 30, 2020, respectively.  The increase was primarily due to an increased demand by residential customers reflective of the low interest rate environment and the ability of the Company to sell these mortgages in the secondary market to generate noninterest income.

At September 30, 2020, December 31, 2019 and September 30, 2019, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	September 30,	December 31,	September 30,
	2020	2019	2019
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	195%	212%	208%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	176	192	182

Total CRE concentration	371%	404%	390%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	September 30, 2020			September 30, 2019
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$553,607	$2,182	1.58%	$393,386	$2,477	2.52%
Tax-exempt (1) (2)	9,127	116	5.08	13,497	165	4.89
Loans (2) (3):
Residential mortgages	529,500	4,437	3.35	567,097	4,811	3.39
Commercial mortgages	1,929,319	15,115	3.13	1,856,216	17,870	3.85
Commercial	2,134,399	17,653	3.31	1,530,131	18,605	4.86
Commercial construction	4,395	55	5.01	2,619	51	7.79
Installment	52,659	377	2.86	53,891	560	4.16
Home equity	53,373	444	3.33	58,573	736	5.03
Other	283	7	9.89	396	11	11.11
Total loans	4,703,928	38,088	3.24	4,068,923	42,644	4.19
Federal funds sold	102	—	0.25	101	—	0.25
Interest-earning deposits	652,832	159	0.10	256,865	1,362	2.12
Total interest-earning assets	5,919,596	40,545	2.74%	4,732,772	46,648	3.94%
Noninterest-earning assets:
Cash and due from banks	7,479			5,628
Allowance for loan and lease losses	(68,110)			(40,806)
Premises and equipment	21,511			21,121
Other assets	242,017			151,265
Total noninterest-earning assets	202,897			137,208
Total assets	$6,122,493			$4,869,980
LIABILITIES:
Interest-bearing deposits:
Checking	$1,828,780	$1,130	0.25%	$1,410,837	$4,467	1.27%
Money markets	1,235,040	920	0.30	1,184,589	4,227	1.43
Savings	125,016	16	0.05	113,961	16	0.06
Certificates of deposit - retail	642,732	2,529	1.57	649,393	3,781	2.33
Subtotal interest-bearing deposits	3,831,568	4,595	0.48	3,358,780	12,491	1.49
Interest-bearing demand - brokered	130,000	636	1.96	180,000	901	2.00
Certificates of deposit - brokered	33,742	267	3.17	33,688	267	3.17
Total interest-bearing deposits	3,995,310	5,498	0.55	3,572,468	13,659	1.53
FHLB advances and borrowings	475,465	1,221	1.03	114,584	886	3.09
Finance lease liabilities	7,054	84	4.76	7,866	94	4.78
Subordinated debt	83,552	1,222	5.85	83,329	1,224	5.88
Total interest-bearing liabilities	4,561,381	8,025	0.70%	3,778,247	15,863	1.68%
Noninterest-bearing liabilities:
Demand deposits	872,560			512,497
Accrued expenses and other liabilities	173,816			83,554
Total noninterest-bearing liabilities	1,046,376			596,051
Shareholders’ equity	514,736			495,682
Total liabilities and shareholders’ equity	$6,122,493			$4,869,980
Net interest income (tax-equivalent basis)		32,520			30,785
Net interest spread			2.04%			2.26%
Net interest margin (4)			2.20%			2.60%
Tax equivalent adjustment		(371)			(700)
Net interest income		$32,149			$30,085
(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Nine Months Ended

	September 30, 2020			September 30, 2019
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$467,881	$6,749	1.92%	$391,032	$7,800	2.66%
Tax-exempt (1) (2)	9,930	376	5.05	15,904	581	4.87
Loans (2) (3):
Residential mortgages	531,563	13,510	3.39	568,902	14,541	3.41
Commercial mortgages	1,989,256	49,745	3.33	1,822,341	53,472	3.91
Commercial	1,977,597	54,450	3.67	1,442,827	52,659	4.87
Commercial construction	4,440	187	5.62	883	51	7.70
Installment	53,165	1,212	3.04	54,552	1,722	4.21
Home equity	54,627	1,512	3.69	60,695	2,319	5.09
Other	321	23	9.55	394	32	10.83
Total loans	4,610,969	120,639	3.49	3,950,594	124,796	4.21
Federal funds sold	102	—	0.25	101	—	0.25
Interest-earning deposits	468,064	820	0.23	245,153	3,897	2.12
Total interest-earning assets	5,556,946	128,584	3.09%	4,602,784	137,074	3.97%
Noninterest-earning assets:
Cash and due from banks	6,149			5,436
Allowance for loan and lease losses	(58,896)			(39,638)
Premises and equipment	21,373			21,253
Other assets	212,716			133,830
Total noninterest-earning assets	181,342			120,881
Total assets	$5,738,288			$4,723,665
LIABILITIES:
Interest-bearing deposits:
Checking	$1,706,558	$6,219	0.49%	$1,321,248	$12,299	1.24%
Money markets	1,211,720	5,374	0.59	1,196,778	12,978	1.45
Savings	118,291	47	0.05	113,552	48	0.06
Certificates of deposit - retail	672,308	9,370	1.86	622,509	10,476	2.24
Subtotal interest-bearing deposits	3,708,877	21,010	0.76	3,254,087	35,801	1.47
Interest-bearing demand - brokered	153,358	2,259	1.96	180,000	2,476	1.83
Certificates of deposit - brokered	33,729	794	3.14	45,412	958	2.81
Total interest-bearing deposits	3,895,964	24,063	0.82	3,479,499	39,235	1.50
FHLB advances and borrowings	330,324	3,360	1.36	108,526	2,558	3.14
Finance lease liabilities	7,266	261	4.79	8,052	290	4.80
Subordinated debt	83,496	3,667	5.86	83,272	3,671	5.88
Total interest-bearing liabilities	4,317,050	31,351	0.97%	3,679,349	45,754	1.66%
Noninterest-bearing liabilities:
Demand deposits	763,414			494,023
Accrued expenses and other liabilities	149,187			64,806
Total noninterest-bearing liabilities	912,601			558,829
Shareholders’ equity	508,637			485,487
Total liabilities and shareholders’ equity	$5,738,288			$4,723,665
Net interest income (tax-equivalent basis)		97,233			91,320
Net interest spread			2.12%			2.31%
Net interest margin (4)			2.33%			2.65%
Tax equivalent adjustment		(1,366)			(1,960)
Net interest income		$95,867			$89,360

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended September 30, 2020
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$734	$(1,078)	$(344)
Loans	6,336	(10,892)	(4,556)
Interest-earning deposits	860	(2,063)	(1,203)
Total interest income	$7,930	$(14,033)	$(6,103)
LIABILITIES:
Interest-bearing checking	$632	$(3,969)	$(3,337)
Money market	130	(3,437)	(3,307)
Savings	1	(1)	—
Certificates of deposit - retail	(38)	(1,214)	(1,252)
Certificates of deposit - brokered	—	-	-
Interest bearing demand brokered	(247)	(18)	(265)
Borrowed funds	339	(4)	335
Capital lease obligation	(10)	—	(10)
Subordinated debt	2	(4)	(2)
Total interest expense	$809	$(8,647)	$(7,838)
Net interest income	$7,121	$(5,386)	$1,735

	For the Nine Months Ended September 30, 2020
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$1,017	$(2,273)	$(1,256)
Loans	20,070	(24,227)	(4,157)
Interest-earning deposits	1,956	(5,033)	(3,077)
Total interest income	$23,043	$(31,533)	$(8,490)
LIABILITIES:
Interest-bearing checking	$2,379	$(8,459)	$(6,080)
Money market	52	(7,656)	(7,604)
Savings	8	(9)	(1)
Certificates of deposit - retail	783	(1,889)	(1,106)
Certificates of deposit - brokered	(267)	103	(164)
Interest bearing demand brokered	(384)	167	(217)
Borrowed funds	817	(15)	802
Capital lease obligation	(29)	—	(29)
Subordinated debt	8	(12)	(4)
Total interest expense	$3,367	$(17,770)	$(14,403)
Net interest income	$19,676	$(13,763)	$5,913

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $40.5 million for the third quarter of 2020 compared to $46.6 million for the same quarter of 2019, reflecting a decrease of $6.1 million, or 13 percent.  Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $128.6 million for the nine months ended September 30, 2020 compared to $137.1 million for the same period of 2019, reflecting a decrease of $8.5 million, or 6 percent.  The decrease in both the three and nine months ended September 30, 2020, as compared to the comparable periods in 2019 reflects a decrease in the average yield on interest-earnings assets, partially offset by an increase in the average balance of interest-earning assets.

Average interest-earning assets totaled $5.92 billion for the third quarter of 2020, an increase of $1.19 billion, or 25 percent, from the same period of 2019. Average interest-earning assets totaled $5.56 billion for the nine months ended September 30, 2020, an increase of $954.2 million, or 21 percent, from the same period of 2019. The increase in the average balance of interest-earning assets for the three and nine months ended September 30, 2020, as compared to the comparable periods in 2019 reflects an increase in the average balance of loans, particularly, in the average balance of C&I and commercial mortgage portfolios. The average balance of the C&I loan portfolio increased $604.3 million to $2.13 billion, or 39 percent, for the third quarter of 2020, as compared to $1.53 billion for the three months ended September 30, 2019. The average balance of the C&I loan portfolio increased $534.8 million, or 37 percent, to $1.98 billion for the nine months ended September 30, 2020 as compared to $1.44 billion for the same period in 2019.  The increase in this portfolio for the three and nine months ended September 30, 2020 was primarily attributable to the Company’s participation in the PPP program. The Company originated $596 million of PPP loans during the second quarter of 2020, which was partially offset by the sale of $355 million of PPP loans in the third quarter of 2020.  The Company has also supported growth in the C&I portfolio through: the addition of seasoned bankers including a new EVP, Head of Commercial Banking, in 2019 and an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton, New Jersey private banking offices.  The average balance of the commercial mortgage portfolio increased $73.1 million to $1.93 billion, or 4 percent, from $1.86 billion for the third quarter of 2019. The average balance of the commercial mortgage portfolio was $1.99 billion for the nine months ended September 30, 2020 an increase of $166.9 million, or 9 percent, from the same period in 2019. The increase in the commercial mortgage portfolio for the three and nine months ended September 30, 2020 were to maintain the size of the portfolio in anticipation of maturities in the portfolio in the latter part of 2020.  These increases were partially offset by decreases in the average balance of the residential mortgage portfolio of $37.6 million, or 7 percent, and $37.3 million, or 7 percent to $529.5 million and $531.6 million for the three and nine months ended September 30, 2020, respectively, when compared to the same periods in 2019. The Company continued to manage its balance sheet such that lower-yielding, primarily fixed rate multifamily loans declined as a percentage of the overall loan portfolio and higher-yielding, primarily floating rate or short duration C&I loans became a larger percentage of the overall loan portfolio.

The average balance of investment securities totaled $562.7 million for the third quarter of 2020 compared to $406.9 million for the same quarter of 2019, reflecting an increase of $155.9 million, or 38 percent.  The average balance of investment securities totaled $477.8 million for the nine months ended September 30, 2020 as compared to $406.9 million for the same period of 2019 reflecting an increase of $70.9 million, or 17 percent.  The increase in the average balance of investment securities was due to the re-purchase of securities to maintain the size of the portfolio in anticipation of maturities for the fourth quarter of 2020 and to utilize excess liquidity generated by the sale of PPP loans in the third quarter of 2020.

The average balance of interest-earning deposits totaled $652.8 million for the three months ended September 30, 2020 when compared to $256.9 million for the same period in 2019, reflecting an increase of $396.0 million or 154 percent.  The average balance of interest-earning deposits increased to $468.1 million for the nine months ended September 30, 2020 when compared to $245.2 million for the same period in 2019 reflecting an increase of $222.9 million or 91 percent.  The increase in the average balance of interest-earning deposits for the three and nine months ended September 30, 2020 was primarily to increase the Company’s balance sheet liquidity in the event of significant depositor withdrawals and/or significant borrower draws on existing unused credit lines due to the current environment created by the COVID-19 pandemic.

For the quarters ended September 30, 2020 and 2019, the average yields earned on interest-earning assets were 2.74 percent and 3.94 percent, respectively, a decrease of 120 basis points.  The nine months ended September 30, 2020 had a decrease of 88 basis points on the average yields earned on interest-earning assets to 3.09 percent from 3.97 percent when compared to the same period of 2019.  The decrease in average yields on loans for the three- and nine-month periods was due to a declining rate environment and elevated levels of interest-bearing cash and investment securities at lower yields. The one-month London Interbank Offered Rate (“LIBOR”) has declined by approximately 150 basis points from the beginning of the year.  The Federal Open Market Committee also reduced the target Federal Funds rate to 0 percent to 0.25 percent in March 2020 due to the economic disruption caused by COVID-19. With the transformation to a commercial bank balance sheet and business model, the Company’s interest rate sensitivity models indicate the Company is asset sensitive as of September 30, 2020, and that net interest income would improve in both a rising rate environment and a falling rate environment as our adjustable rate assets have little room to re-price in this low rate environment. We saw a slight decline in net interest income during the third quarter of 2020 as the full effect of rate decreases on our adjustable rate assets occurred in the middle of the second quarter of 2020.  The Company believes that our adjustable rate assets will not reprice lower given the floors instituted on our portfolio.

For the third quarter of 2020, the average balance of interest-bearing deposits was $4.00 billion, an increase of $422.8 million, or 12 percent, from $3.57 billion for the same period of 2019. The average balance of interest-bearing deposits totaled $3.90 billion for the nine months ended September 30, 2020 which is an increase of $416.5 million, or 12 percent, from the same 2019 period. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) has come from an increase in retail deposits from our branch network; a focus on providing high-touch client service; new deposit relationships related to PPP; and a full array of treasury management products that support core deposit growth.  The growth was partially offset by a decline of $23.0 million in the average balance of listing service deposits from September 30, 2019 as the Company has chosen not to participate in such programs for the foreseeable future, so maturing listing service deposits are not replaced with new listing service deposits.

Average rates paid on total interest-bearing deposits were 0.55 percent and 1.53 percent for the third quarters of 2020 and 2019, respectively, a decrease of 98 basis points.  Average rates paid on total interest-bearing deposits were 0.82 percent and 1.50 percent for the nine months ended September 30, 2020 and 2019, respectively, a decrease of 68 basis points.  The decrease in the average rate paid on deposits was principally due to repricing of our deposit base to align with the recent Fed rate decreases.

For the third quarter of 2020, the average balance of borrowings was $475.5 million, an increase of $360.9 million when compared to the same period in 2019.  The average rate paid on borrowings was 1.03 percent for the three months ended September 30, 2020 as compared to 3.09 percent for the same period in 2019.  For the nine months ended September 30, 2020, the average balance of borrowings was $330.3 million, an increase of $221.8 million when compared to the same period in 2019.  The average rate paid on borrowings was 1.36 percent for the nine months ended September 30, 2020 as compared to 3.14 percent for the same period in 2019. The increase in borrowings was principally due to the Company’s participation in the PPPLF as well, for the nine months ended September 30, 2020 as a $500.0 million one-month FHLB advance entered in March 2020, which matured in April 2020.  The average rate paid on borrowings was lower for both the three and nine months ended September 30, 2020 as the PPPLF borrowings rate was 0.35 percent.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $663.6 million and $596.3 million for the three and nine months ended September 30, 2020, respectively, compared to $470.9 million and $447.0 million for the same three and nine months ended September 30, 2019, respectively.

The average balance of brokered interest-bearing demand deposits was $130.0 million and $153.4 million for the three and nine months ended September 30, 2020, respectively, compared to $180.0 million for the three and nine months ended September 30, 2019.  The Company has transacted $130.0 million of interest rate swaps against these deposits as part of the Company’s interest rate risk management program.

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

At September 30, 2020, the Company had investment securities available for sale with a fair value of $596.9 million compared with $390.8 million at December 31, 2019.  The increase was due to purchases of residential mortgage-backed securities with excess liquidity as deposits and borrowings exceeded loan growth.  A net unrealized gain (net of income tax) of $6.2 million and a net unrealized gain (net of income tax) of $1.0 million were included in shareholders’ equity at September 30, 2020 and December 31, 2019, respectively.

The Company has one equity security (a CRA investment security) with a fair value of $15.2 million at September 30, 2020 compared with $10.8 million at December 31, 2019, with changes in fair value recognized in the Consolidated Statements of Income.  The Company recorded a $323,000 unrealized gain on the Consolidated Statements of Income for the nine months ended September 30, 2020, respectively, as compared to an unrealized gain of $34,000 and $162,000 for the three and nine months ended September 30, 2019, respectively.  There was no change in the unrealized gain/(loss) on our equity security during the three months ended September 30, 2020.

The carrying value of investment securities available for sale as of September 30, 2020 and December 31, 2019 are shown below:

	September 30,	December 31,
(In thousands)	2020	2019
U.S. treasuries	$2,888	$—
U.S. government-sponsored agencies	78,946	34,784
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	466,295	338,904
SBA pool securities	37,070	2,784
State and political subdivisions	8,694	11,215
Corporate bond	3,036	3,068
Total	$596,929	$390,755

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of September 30, 2020:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasuries	$2,888	$—	$—	$—	$2,888
	0.38%	—	—	—	0.38%
U.S. government-sponsored agencies	$—	$—	$44,339	$34,607	$78,946
	—	—	1.43%	1.58%	1.50%
Mortgage-backed securities-residential (1)	$20	$13,184	$56,451	$396,640	$466,295
	2.01%	1.67%	2.06%	1.41%	1.50%
SBA pool securities	$—	$—	$8,998	$28,072	$37,070
	—	—	1.64%	1.07%	1.21%
State and political subdivisions (2)	$2,657	$5,466	$571	$—	$8,694
	3.14%	2.48%	4.72%	—	2.83%
Corporate bond	$—	$—	$3,036	$—	$3,036
	—	—	5.25%	—	5.25%
Total	$5,565	$18,650	$113,395	$459,319	$596,929
	1.70%	1.92%	1.88%	1.40%	1.52%
(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies.  The combined average balance of these investments during the nine months ended September 30, 2020 was $468.2 million compared to $223.7 million for the year ended December 31, 2019. The increase represented excess cash as deposit and borrowing growth and cash from maturing securities exceeded loan growth.

OTHER INCOME:  The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended September 30,		Change
(In thousands)	2020	2019	2020 vs 2019
Service charges and fees	$785	$882	$(97)
Bank owned life insurance	314	332	(18)
Gain on sale of loans (mortgage banking)	954	198	756
Gain/(loss) on loans held for sale at lower of cost or fair value	7,429	(6)	7,435
Fee income related to loan level, back-to-back swaps	—	2,349	(2,349)
Gain on sale of SBA loans	79	224	(145)
Other income	531	902	(371)
Securities gains, net	—	34	(34)
Total other income	$10,092	$4,915	$5,177

	For the Nine Months Ended September 30,		Change
(In thousands)	2020	2019	2020 vs 2019
Service charges and fees	$2,296	$2,595	$(299)
Bank owned life insurance	960	996	(36)
Gain on sale of loans (mortgage banking)	1,796	377	1,419
Gain/(loss) on loans held for sale at lower of cost or fair value	7,426	(6)	7,432
Fee income related to loan level, back-to-back swaps	1,620	3,340	(1,720)
Gain on sale of SBA loans	1,391	1,216	175
Other income	1,472	2,248	(776)
Securities gains, net	323	162	161
Total other income	$17,284	$10,928	$6,356

The Company recorded total other income, excluding wealth management fee income, of $10.1 million for the third quarter of 2020, reflecting an increase of $5.2 million, or 105 percent, compared to the same period in 2019. For the nine months ended September 30, 2020 the Company recorded total other income, excluding wealth management fee income, of $17.3 million reflecting an increase of $6.4 million, or 58 percent from the same period in 2019.  The increase in other income for the three and nine months ended September 30, 2020 was primarily attributable to a gain of $7.4 million on the sale of $354.9 million of PPP loans during the third quarter of 2020.

For the third quarter of 2020, income from the sale of newly originated residential mortgage loans was $954,000 compared to $198,000 for the same period in 2019.  For the nine months ended September 30, 2020 and 2019, income from the sale of newly originated residential mortgage loans was $1.8 million and $377,000 respectively.  Such income was the result of an increase in the residential mortgage loan volume during the first nine months of 2020 due to the low interest rate environment.

For the quarter ended September 30, 2020, the Company did not record any loan level, back-to-back swap income compared to $2.3 million for the same quarter of 2019. The nine months ended September 30, 2020 included $1.6 million of loan level, back-to-back swap income compared to $3.3 million for the same period of 2019.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income.

The third quarter of 2020 included $79,000 of income, on sales of $825,000, related to the Company’s SBA lending and sale program compared to $224,000 of income, on sales of $2.2 million, for the same quarter in 2019. The nine months ended September 30, 2020 included $1.4 million of income, on sales of $14.8 million, related to the Company’s SBA lending and sale program compared to $1.2 million of income, on sales of $12.1 million, for the same period in 2019.

Income from the back-to-back swap and SBA programs are dependent on volume, and thus are not linear from quarter to quarter, as some quarters will be higher than others.

The Company recorded a $323,000 mark to market gain on its equity security investment for the nine months ended September 30, 2020, respectively, compared to a $34,000 and $162,000 mark to market gain on its equity security investment for the three and nine months ended September 30, 2019, respectively.  There was no change in the unrealized gain/(loss) of our equity investment for the three months ended September 20, 2020.

Other income was $531,000 for the quarter ended September 30, 2020 compared to $902,000 for the same quarter in 2019.  For the nine months ended September 30, 2020 other income was $1.5 million compared to $2.2 million for the same period in 2019. The decrease in other income for the three and nine months ended September 30, 2020 was primarily due to decreases in commercial lending fees, particularly unused credit line fees, income related to our corporate advisory program, and loan servicing income.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended Sept 30,		Change
(In thousands)	2020	2019	2020 vs 2019
Compensation and employee benefits	$19,202	$17,476	$1,726
Premises and equipment	4,109	3,849	260
FDIC assessment	605	(277)	882
Other Operating Expenses:
Professional and legal fees	1,079	1,228	(149)
Telephone	370	346	24
Advertising	226	337	(111)
Amortization of intangible assets	321	229	92
Branch restructure	—	—	—
Other	2,549	3,071	(522)
Total operating expenses	$28,461	$26,259	$2,202

	For the Nine Months Ended Sept 30,		Change
(In thousands)	2020	2019	2020 vs 2019
Compensation and employee benefits	$57,614	$52,175	$5,439
Premises and equipment	12,188	10,837	1,351
FDIC assessment	1,310	277	1,033
Other Operating Expenses:
Professional and legal fees	3,095	3,320	(225)
Telephone	1,089	1,003	86
Advertising	1,294	1,105	189
Amortization of intangible assets	966	688	278
Branch restructure	278	—	278
Other	7,876	8,742	(866)
Total operating expenses	$85,710	$78,147	$7,563

Increased operating expenses in the three month and nine month period ended September 30, 2020 was principally attributable to: (1) an increase in compensation and employee benefits of $1.7 million to $19.2 million for the third quarter of 2020 and a $5.4 million increase to $57.6 million for the nine months ended September 30, 2020, which includes expenses related to the Point View acquisition completed on September 1, 2019, hiring in line with the Company’s strategic plan; and normal salary increases; (2) additional premises and equipment expenses, which includes expenses related to Point View; and (3) ongoing operating expenses including amortization of intangibles.  Further, the three and nine months ended September 30, 2020 included increased medical insurance costs when compared to the same 2019 period. During the nine months ended September 30, 2020 the Company also incurred one-time expenses of $278,000 related to the closure of one branch office and $225,000 of increased marketing expense directly related to the COVID-19 pandemic and the Company’s participation in the PPP program.  The Company anticipates the branch closure will lower future expenses. FDIC expense increased for the three and nine months ended September 30, 2020 by $882,000 and $1.0 million, respectively.  During 2019, the FDIC provided a small bank assessment credit as the FDIC had met its reserve ratio. The increase in FDIC expense for three and nine month periods ended September 30, 2020 were also impacted by asset growth which negatively affected certain ratios used in calculating the assessment rate.

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

The market value of the assets under management and/or administration (“AUM/AUA”) of the Peapack Private Wealth Management Division was $7.6 billion at September 30, 2020, reflecting a 2% increase from $7.5 billion at December 31, 2019 and a recovery of 19% from $6.4 billion at March 31, 2020.

In the September 2020 quarter, Peapack Private generated $10.1 million in fee income compared to $9.5 million for the September 2019 quarter, reflecting a 7% increase.  For the nine months ended September 30, 2020, the Private Wealth Management Division generated $30.1 million in fee income compared to $28.2 million for the same period in 2019, reflecting a 6% increase.  The growth in fee income was primarily due to the acquisition of Point View on September 1, 2019.

Operating expenses relative to Peapack Private reflected increases due to overall growth in the business, new hires and select third party expenditures. The nine months ended September 30, 2020 also included a full nine months of expense from Point View.  Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

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

NONPERFORMING ASSETS:  OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data on the dates indicated:

	As of
	Sept 30,	June 30,	March 31,	Dec 31,	Sept 30,
(Dollars in thousands)	2020	2020	2020	2019	2019
Loans past due over 90 days and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans (1)	8,611	26,697	29,324	28,881	29,383
Other real estate owned	50	50	50	50	336
Total nonperforming assets	$8,661	$26,747	$29,374	$28,931	$29,719

Performing TDRs	$2,278	$2,376	$2,389	$2,357	$2,527

Loans past due 30 through 89 days and still accruing (2)	$6,609	$3,785	$8,261	$1,910	$6,333

Loans subject to special mention	$129,700	$27,922	$13,222	$13,643	$21,870

Classified loans (1)	$41,263	$63,562	$58,938	$58,908	$53,882

Impaired loans (1)	$15,514	$33,708	$36,369	$35,924	$36,627

Nonperforming loans as a % of total loans (3)	0.19%	0.55%	0.67%	0.66%	0.71%
Nonperforming assets as a % of total assets (3)	0.15%	0.43%	0.50%	0.56%	0.60%
Nonperforming assets as a % of total loans plus other real estate owned (3)	0.20%	0.55%	0.67%	0.66%	0.71%

(1)	Excludes one commercial loan held for sale of $10.0 million at September 30, 2020.
(2)

Includes a non-owner occupied CRE loan with a balance of $3.5 million at March 31, 2020.  This loan was brought fully current in early April.  The $6.3 million at September 30, 2019 included one $4.3 million commercial real estate loan that was in process of a rate modification (not a TDR modification).  The loan was brought current in early October 2019.

(3)	Nonperforming loans/assets do not include performing TDRs.

The increase in special mention loans primarily relates to investment and owner-occupied commercial real estate classified loans and was the result of the Bank’s credit analysis of sectors with COVID elevated residual risk (Hospitality and Food Services and Retail – Non-Grocery Anchored) and the downgrade of several loans within these categories during the third quarter of 2020.

PROVISION FOR LOAN AND LEASE LOSSES:  The provision for loan and lease losses was $5.2 million and $800,000 for the third quarters of 2020 and 2019, respectively.  For the nine months ended September 30, 2020 and 2019, the provision for loan losses was $30.1 million and $2.1 million, respectively.  The increased provision for loan and lease losses for the three and nine months ended September 30, 2020 was primarily due to the current environment created by the COVID-19 pandemic and was driven principally by increased qualitative factors.  The increase in qualitative factors was primarily related to elevated levels of unemployment and approved loan deferral requests partially offset by a decrease in non-PPP loan production for those same periods.  For additional details, see the provision for loan and lease losses table below.  The Company’s provision for loan and lease losses and the level of the allowance for loan and lease losses also reflect several other factors including Management’s evaluation of probable losses inherent in the portfolio, after consideration of appraised collateral values, financial condition and past credit history of the borrowers, type of and amount of loan growth, asset quality metrics, net charge-off activity, and the composition of the loan portfolio. Commercial credits generally carry a higher risk profile compared to some of the other credits, which is reflected in Management’s determination of the adequacy of the allowance for loan and lease losses.

The allowance for loan and lease losses was $66.1 million as of September 30, 2020, compared to $43.7 million at December 31, 2019. As a percentage of loans (excluding PPP loans), the allowance for loan and lease losses was 1.56 percent at September 30, 2020 and 0.99 percent at December 31, 2019. The specific reserves recorded on impaired loans were $87,000 at September 30, 2020 compared to $2.8 million as of December 31, 2019.  Specific reserves declined by $4.2 million during the third quarter of 2020 largely due to the release of reserves on a senior living facility relationship and subsequent charge-off of this credit upon transfer to held for sale.  Total impaired loans were $15.5 million and $35.9 million as of September 30, 2020 and December 31, 2019, respectively. The general component of the allowance increased from $40.9 million at December 31, 2019 to $66.1 million at September 30, 2020 due to the reasons noted above.

A summary of the allowance for loan and lease losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2020	2020	2020	2019	2019
Allowance for loan and lease losses:
Beginning of period	$66,065	$63,783	$43,676	$41,580	$39,791
Provision for loan and lease losses	5,150	4,900	20,000	1,950	800
Recoveries/(charge-offs), net	(5,070)	(2,618)	107	146	989
End of period	$66,145	$66,065	$63,783	$43,676	$41,580

Allowance for loan and lease losses as a % of total loans (A)	1.493%	1.359%	1.447%	0.994%	1.000%

General allowance for loan and lease losses as a % of total loans (A)	1.491%	1.270%	1.303%	0.930%	0.934%

Allowance for loan and lease losses as a % of non-performing loans	768.15%	247.46%	217.51%	151.23%	141.51%

(A)	The June 30, 2020 and September 30, 2020 ALLL coverage ratios include PPP loans of $521.6 million and $202.0 million, respectively, from total loans

The following table details the Company’s provision for loan and lease losses for the quarter ended September 30, 2020:

		Percentage
(Dollars in thousands)		of Total Loans (A)
Allowance for loan and lease losses at July 1, 2020	$66,065	1.36%
Net charge-offs	(5,070)
Provision for loan and lease losses:
Release of reserves associated with current criticized and classified credits	(4,234)
Based on qualitative factors related to decreasing consumer confidence, approved loan payment deferrals, and other qualitative factors related to this environment	1,616
Based on Q3 loan originations and migration	7,768
Provision for loan and lease losses	$5,150

Allowance for loan and lease losses at September 30, 2020	$66,145	1.49%

(A)The September 30, 2020 ALLL ratio exclude PPP loans of $202.0 million from total loans

The following table details the Company’s provision for loan and lease losses for the nine months ended September 30, 2020:

		Percentage
(Dollars in thousands)		of Total Loans (A)
Allowance for loan and lease losses at January 1, 2020	$43,676	0.99%
Net charge-offs	(7,581)
Provision for loan and lease losses:
Additional reserves associated with current criticized and classified credits	$3,700
Release of reserves associated with current criticized and classified credits	(6,255)
Based on qualitative factors related to decreasing consumer confidence, approved loan payment deferrals, and other qualitative factors related to this environment	21,579
Based on loan originations and migration	11,026
Provision for loan and lease losses	$30,050

Allowance for loan and lease losses at September 30, 2020	$66,145	1.49%

(A)The September 30, 2020 ALLL ratio exclude PPP loans of $202.0 million from total loans

INCOME TAXES:  Income tax expense for both the three months ended September 30, 2020 and September 30, 2019, respectively, was $5.2 million.  The effective tax rate for the three months ended September 30, 2020 was 27.75% as compared to 29.90% for the September 2019 quarter.  The slightly higher rate in the September 2019 quarter included higher NJ State Income Tax due to the change in NJ tax law noted below.

Income tax expense for the nine months ended September 30, 2020 was $4.3 million as compared to income tax expense of $13.1 million for the same period in 2019.  The effective tax rate for the nine months ended September 30, 2020 was 15.65% as compared to 27.17% for the same period in 2019.  The lower effective rate for the nine months ended September 30, 2020 was due to a $3.34 million tax benefit recorded during the first quarter of 2020.  The tax benefit was primarily due to a $3.2 million Federal income tax benefit that resulted from a tax NOL carryback. The Company had a $23 million operating loss for tax purposes in 2018 (when the Federal tax rate was 21%) resulting from accelerated tax depreciation. Under the CARES Act, the Company was allowed to carry this NOL back to a period when the Federal tax rate was 35%, generating a permanent tax benefit.

On July 1, 2018, the 2019 New Jersey Budget (“Budget”) was passed, which established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million and was in place for 2019.  In September 2020, New Jersey made the surtax a permanent increase to the corporate state tax rate.  In addition, effective for taxable years beginning on or after January 1, 2019, banks will be required to file combined reports of taxable income including their parent holding company. New Jersey requires entities to report their real estate investment trust, registered investment company and investment company on a separate entity basis.

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

Capital was benefitted by net income of $23.2 million for the nine months ended September 30, 2020, which was partially offset by the purchase of shares through the Company’s stock repurchase program. Early in the first quarter, the Company purchased 220,222 shares, at an average price of $29.45, for a total cost of $6.5 million.

The Company employs quarterly capital stress testing – adverse case and severely adverse case. In the June 30, 2020 severely, adverse case, no growth scenario, the Bank remains well capitalized over a two-year stress period. With a Pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2020 and December 31, 2019, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements. The Company’s capital ratios were not affected by our participation in the PPP.  The Company pledged its PPP loans as collateral and utilized funding provided by the FRB’s PPPLF.  PPP loans funded by the PPPLF are risk-weighted at 0 percent for regulatory risk-based capital ratios and are excluded from average assets in the calculation of the regulatory leverage ratio.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio (“CBLR”) at 9 percent, effective January 1, 2020.  Under the CARES Act, the Community Bank Leverage Ratio was temporarily lowered to 8 percent.  The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III.  The Bank’s leverage ratio was 9.68 percent at September 30, 2020.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Total capital (to risk-weighted assets)	$599,314	14.58%	$410,967	10.00%	$328,774	8.00%	$431,515	10.50%

Tier I capital (to risk-weighted assets)	547,761	13.33	328,774	8.00	246,580	6.00	349,322	8.50

Common equity tier I (to risk-weighted assets)	547,726	13.33	267,129	6.50	184,935	4.50	287,677	7.00

Tier I capital (to average assets)	547,761	9.68	282,899	5.00	226,319	4.00	226,319	4.00

As of December 31, 2019:
Total capital (to risk-weighted assets)	$571,509	13.76%	$415,487	10.00%	$332,389	8.00%	$436,261	10.50%

Tier I capital (to risk-weighted assets)	527,833	12.70	332,389	8.00	249,292	6.00	353,164	8.50

Common equity tier I (to risk-weighted assets)	527,832	12.70	270,066	6.50	186,969	4.50	290,841	7.00

Tier I capital (to average assets)	527,833	10.63	248,252	5.00	198,602	4.00	198,602	4.00
(A)	See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Total capital (to risk-weighted assets)	$618,993	15.04%	N/A	N/A	$329,249	8.00%	$432,139	10.50%

Tier I capital (to risk-weighted assets)	483,782	11.76	N/A	N/A	246,937	6.00	349,827	8.50

Common equity tier I (to risk-weighted assets)	483,747	11.75	N/A	N/A	185,202	4.50	288,093	7.00

Tier I capital (to average assets)	483,782	8.54	N/A	N/A	226,547	4.00	226,547	4.00

As of December 31, 2019:
Total capital (to risk-weighted assets)	$590,614	14.20%	N/A	N/A	$332,783	8.00%	$436,778	10.50%

Tier I capital (to risk-weighted assets)	463,521	11.14	N/A	N/A	249,587	6.00	353,582	8.50

Common equity tier I (to risk-weighted assets)	463,520	11.14	N/A	N/A	187,190	4.50	291,185	7.00

Tier I capital (to average assets)	463,521	9.33	N/A	N/A	198,792	4.00	198,792	4.00
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

The Company’s regulatory total risk-based capital ratio was benefitted by the $48.7 million (net) subordinated debt issuance that closed in June 2016. At that time, the Company down-streamed approximately $40.0 million of proceeds to the Bank as capital, benefitting the Bank’s regulatory capital ratios.

In addition, on December 12, 2017, the Company issued $35.0 million in aggregate principal amount of Fixed-to-Floating Subordinated Notes due December 15, 2027.  The Company down-streamed approximately $29.1 million of those proceeds to the Bank as capital.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges.  Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a 3 percent discount to market.  On January 30, 2019, the Company filed a Registration Statement on Form S-3 eliminating the feature in our “Reinvestment Plan” under which participants could purchase shares of our common stock through the Plan at a 3 percent discount to market price. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  All shares purchased during the quarter ended September 30, 2020 were in the open market.

On October 27, 2020, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 25, 2020 to shareholders of record on November 10, 2020.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $679.4 million at September 30, 2020. In addition, the Company had $596.9 million in securities designated as available for sale at September 30, 2020. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $463.3 million as of September 30, 2020 were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

For the quarter ended September 30, 2020, the Company’s balance sheet liquidity was funded by increased client deposits of $615.6 million and $183.8 million in borrowings through the PPPLF.  The Company approved loans of approximately $600 million under the PPP and have a balance of $202.0 million at September 30, 2020.  The Federal Reserve has supplied a source of liquidity for the PPP to participating financial institutions through the PPPLF, which extends credit to eligible financial institutions, at a rate of 0.35 percent, that originate PPP loans, taking the loans as collateral at face value.  The Company utilized this facility to fund its PPP loans.

As of September 30, 2020, in addition to the $1.3 billion of balance sheet liquidity, the Company also had approximately $1.8 billion of secured funding available from the Federal Home Loan Bank, of which $120.0 million was drawn as of September 30, 2020.  Additionally, the Company also had $1.0 billion of secured funding available from the Federal Reserve Discount Window, none of which was drawn.

Brokered interest-bearing demand (“overnight”) deposits were $130.0 million at September 30, 2020. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of September 30, 2020, the Company had transacted pay fixed, receive floating interest rate swaps totaling $270.0 million in notional amount.

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

The interest rate swap program is administered by the ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $270.0 million as of September 30, 2020.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of September 30, 2020, $853.5 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, the ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of September 30, 2020. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of September 30, 2020.

In an immediate and sustained 100 basis point increase in market rates at September 30, 2020, net interest income would increase approximately 10.0 percent for year 1 and 13.4 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at September 30, 2020, net interest income for year 1 would increase approximately 17.7 percent, when compared to a flat interest rate scenario.  In year 2 net interest income would increase 24.0 percent, when compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at September 30, 2020.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$647,904	$74,588	13.01%	11.15%	155
+100	615,359	42,043	7.33	10.44	84
Flat interest rates	573,316	—	—	9.60	—
-100	519,955	(53,361)	(9.31)	8.70	(90)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of September 30, 2020, and that net interest income would improve in a both rising rate environment and a falling rate environment. Over the past quarter, the Company has been managing its balance sheet to be closer to interest rate neutral.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 9, 2020	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 9, 2020	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: November 9, 2020	By:	/s/ Francesco S. Rossi
Francesco S. Rossi
Chief Accounting Officer
(Principal Accounting Officer)