Form 10-K
period 2020-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2021-03-12
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 001-16197

PEAPACK-GLADSTONE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

New Jersey	22-3537895
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Hills Drive, Suite 300
Bedminster, NJ	07921
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (908) 234-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Exchange on which Registered
Common Stock, No par value	PGC	NASDAQ Stock Market, LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

The aggregate market value of the shares held by unaffiliated stockholders was approximately $338 million on June 30, 2020.

As of March 1, 2021, 18,878,890 shares of no par value Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III.  The Company expects to file the 2021 Proxy Statement within 120 days of December 31, 2020.

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2020

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

The Corporation

Peapack-Gladstone Financial Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company was organized under the laws of New Jersey in August 1997 by the Board of Directors of Peapack-Gladstone Bank (the “Bank”), its principal subsidiary. The Bank is a state chartered commercial bank founded in 1921 under the laws of the State of New Jersey. The Bank is a member of the Federal Reserve System. Through its branch network in Somerset, Morris, Hunterdon and Union counties and its private banking locations in Bedminster, Morristown, Princeton and Teaneck, its private wealth management, commercial private banking, retail private banking and residential lending divisions, along with its online platforms, Peapack-Gladstone Bank is committed to offering unparalleled client service.

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

In addition to commercial lending activities, we offer a wide range of consumer banking services, including checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts. We also offer residential mortgages, home equity lines of credit and other second mortgage loans. Automated teller machines are available at 19 locations. Internet banking, including an online bill payment option and mobile phone banking, is available to clients.

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

Employees

Human Capital Resources

At Peapack-Gladstone, we believe our employees are our most important resource and are critical to our success and ability to provide outstanding service to our customers.  As of December 31, 2020, we had approximately 501 full-time and part-time employees, with 281 at our corporate headquarters, 103 in our branch offices and 117 in other locations. Our management believes that they have good relations with our employees.

Hiring and Promotion

We look to hire internally for positions whenever possible. When this is not the case, we look to source candidates from multiple avenues, including referrals, utilizing online platforms such as LinkedIn, Indeed, Circa, the New Jersey Department of Labor website and our own corporate website. We also post advertisements at our branch locations and reach out to local community organizations to promote open roles. Additionally, we meet with local schools and host workshops for students to further develop our talent pool.

Talent Development

The continuous development of our employees is a primary focus for the Company. Aside from regulatory trainings, we offer ethics and subject matter trainings regularly. On an annual basis, we offer career development, performance management and leadership development opportunities. Experiential learning opportunities are also available on an individualized basis. We maintain a mentorship program and a peer recognition program in which all employees can participate. Our President and CEO hosts a biweekly company update accessible by all employees, and weekly ‘coffee breaks’ are hosted by members of our executive team. Tuition reimbursement, up to $5,200 annually, is offered to full-time employees after completion of one year of employment and successful course completion.

We provide an annual employee engagement survey by utilizing the American Banker ‘Best Banks to Work for Survey’, a third-party survey that collects employee feedback on areas that include, but are not limited to, leadership, corporate culture and communications, training and development resources, role satisfaction, pay and benefits and overall engagement. We review the detailed results to identify areas of opportunity to improve as well as developing steps and actions to take in those areas. We invite all employees to participate and have received a high level of survey participation and based on our survey results, we have been awarded recognition as an American Banker ‘Best Banks to Work For’ for the previous three years (2018-2020).

Diversity, Equity and Inclusion

We are committed to expanding our role as an employer that champions diversity, equity and inclusion in our workplace environment. Our strategy focuses on achieving hiring levels that are representative and in line with the communities in which we serve, as well as improving diversity representation in our senior roles. We have dedicated actions to drive a more diverse workforce, with focus in the areas of brand awareness and sourcing, recruiting and hiring, and cultural awareness and appreciation.

Our Cultural Ambassador Committee, established in 2019, consists of non-executive employees and is sponsored by our CEO, Chief Human Resource Officer and our President of Commercial Banking. The Committee was created to sustain and evolve our corporate culture through ongoing communication, awareness, engagement and advocacy of our core principles, including diversity, inclusion and volunteerism. We have seven employee resource groups, focusing on areas such as wellness, the environment, core principles and diversity and inclusion.

Additionally, we maintain an Anti-Discrimination and Harassment Policy as well as a workplace harassment training course which must be completed annually by all employees.

Employee Health and Safety

The safety, health and well-being of our employees and customers is extremely important to us. We are closely monitoring the evolving COVID-19 pandemic and are following the recommendations of local and global health organizations.  Our branches are currently drive-up only but can be visited by appointment, and plexiglass barriers have been added as well as social distancing signage and markers. The frequency of cleaning and disinfecting areas has been increased and we provide personal protective equipment (PPE) for employees and customers. Our current capacity is limited to 25% in non-branch locations, and around 70% of our employees are working remotely and are utilizing virtual meeting and teleconference platforms to help maintain a safe environment.

Compensation and Benefits

We seek to attract, motivate and retain the best talent in a competitive marketplace by offering an attractive compensation and benefits package. Compensation includes a market competitive salary, and for eligible positions, annual incentives or cash bonuses and participation in long-term incentive awards as well as an opportunity to participate in our discounted employee stock purchase plan.

Work/life balance is an important part of our culture, and in support of this we offer a broad list of benefits for eligible employees, which includes a comprehensive suite of health insurance benefits, paid time off, maternity and paternity leave, access to employee assistance programs, retirement planning and 401(k) Plan participation with a generous company match. A wellness incentive is given to covered employees who meet wellness activity goals and other ancillary benefits such as pet insurance, identity protection coverage and Aflac enrollment are provided.

Community Involvement

We actively reinvest in our communities with the greatest needs. We encourage volunteerism, supporting organizations valued by our employees and clients. Our employees are generous with their time in their support of local organizations. In 2020, a pandemic environment, we were still able to contribute over 350 hours of service to supporting 220 charitable organizations with financial support and volunteerism. We are proud to be known and recognized - locally and nationally - for our community involvement.

Peapack-Gladstone Bank’s Private Wealth Management Division (“Peapack Private”)

Peapack Private is a New Jersey-chartered trust and investment business with $8.8 billion of assets under management and/or administration as of December 31, 2020. It is headquartered in Bedminster, with additional private banking locations in Morristown, Princeton, Red Bank and Teaneck, New Jersey, as well as at the Bank’s subsidiaries, PGB Trust & Investments of Delaware, in Greenville, Delaware, Murphy Capital Management (“MCM”), in Gladstone, New Jersey, Lassus Wherley and Associates (“Lassus Wherley”) in New Providence, New Jersey and Bonita Springs, Florida, and Point View Wealth Management (“Point View”) in Summit, New Jersey. Peapack Private is known for its integrity, client service and broad range of fiduciary, investment management and tax services, designed specifically to meet the needs of high net-worth individuals, families, foundations and endowments.

Our wealth management business differentiates us from our competition and adds significant value. We intend to grow this business further both in and around our market; through our existing wealth, loan and depository client base; through our innovative private banking service model, which utilizes private bankers working together to provide fully integrated client solutions; and through potential acquisitions of complimentary wealth management businesses. Throughout the wealth management division and all other business lines, we will continue to provide the unparalleled personalized, high-touch service our valued clients have come to expect.

Our Markets

Our current market is defined as the NY-NJ-PA metropolitan statistical area. Our primary market areas are located in New Jersey and areas of New York. New Jersey had a total population exceeding 8.9 million and a median household income of $82,545 as of 2015-2019, compared to the U.S. median household income of $62,843 as of 2015-2019, according to estimates from the United States Census Bureau. Somerset County, where we are headquartered, is among one of the wealthiest counties in New Jersey, with a 2015-2019 median household income of $113,611 according to estimates from the United States Census Bureau. We believe that these markets have economic and competitive dynamics that are consistent with our objectives and favorable to executing our growth strategy.

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

Our Business Strategy

We implemented our Strategic Plan – Expanding Our Reach.  At that time, we recognized three industry headwinds, the Plan would help address:

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
•

an emphasis on commercial banking with private bankers focused on providing high-touch client service through an advice-based approach encompassing corporate and industrial (C&I) lending (including equipment finance lending and leasing), wealth management, depository services, electronic banking, Small Business Administration (“SBA”) and other commercial real estate lending, and corporate advisory services;

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

Investment Advisory Regulations

In addition to Peapack Private, we offer wealth management services through four subsidiaries of the Bank. These subsidiaries are registered investment advisers under the Investment Advisers Act of 1940, as amended, and as such, are supervised by the SEC. They are also subject to various other federal laws and state licensing and/or registration requirements. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws.

Holding Company Supervision

The Company is a bank holding company within the meaning of the Bank Holding Company Act. As a bank holding company, the Company is supervised by the FRB and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Bank Holding Company Act prohibits the Company, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to subsidiary banks, except that it may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Bank Holding Company Act requires prior approval by the FRB of the acquisition by the Company of more than five percent of the voting stock of any additional bank. Satisfactory capital ratios, Community Reinvestment Act ratings and anti-money laundering policies are generally prerequisites to obtaining federal regulatory approval to make acquisitions. Federal law provides that a bank holding company act as a source of financial strength to its subsidiary bank and to commit resources to support the subsidiary bank in circumstances in which it might not do so absent that law. Acquisitions through the Bank require the approval of the FRB and the NJDOBI.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Report and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) significantly changed bank regulation and has affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created a Consumer Financial Protection Bureau (the “CFPB”) with extensive powers to supervise and enforce consumer protection laws.  The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, such as the Bank, continue to be examined by their applicable federal bank regulators.  The Dodd-Frank Act required the CFPB to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan.  The final “Ability to Repay” rules, which were effective beginning January 2014, established a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky.

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

Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. The FRB maintains regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 8.0 percent or greater, a leverage ratio of 5.0 percent or greater and a CET1 ratio of 6.5 percent or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, a leverage ratio of 4.0 percent or greater and a CET1 ratio of 4.5 percent or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0 percent, a Tier 1 risk-based capital ratio of less than 6.0 percent, a leverage ratio of less than 4.0 percent or a CET1 ratio of less than 4.5 percent. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0 percent, a Tier 1 risk-based capital ratio of less than 4.0 percent, a leverage ratio of less than 3.0 percent or a CET1 ratio of less than 3.0 percent. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0 percent.

The Company and the Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2020 under the “prompt corrective action” regulations in effect as of such date.

The Relief Act required that the federal banking agencies, including the FRB, establish a “community bank leverage ratio” of between 8-10 percent of average total consolidated assets for qualifying institutions with less than $10 billion of assets.  Institutions with tangible equity (subject to certain adjustments) meeting the specified level and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and be considered to be “well-capitalized.”  The agencies have issued a proposed rule that would set the “community bank leverage ratio” at 9.0 percent, effective January 1, 2020.  The CARES Act temporarily reduced the community bank leverage ratio to 8.0 percent.  The Bank has not elected to measure its capital adequacy using the community bank leverage ratio.

Insurance Funds Legislation

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund's reserve ratio achieving 1.15 percent, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion in total assets to a range of 1.5 basis points to 30 basis points.  On September 30, 2018, the DIF reserve ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020 deadline required under the Dodd-Frank Act. FDIC regulations provide that, upon reaching the minimum, surcharges on insured depository institutions with total consolidated assets of $10 billion or less will receive an assessment credit for the portion of their assessment that contributed to the growth in the reserve ratio from between 1.15 percent to 1.35 percent.  As a result, the Bank received a credit reflected in its September 2019 assessment invoice, which covered the assessment period from April 1, 2019 through December 31, 2019. In August 2020, the FDIC reported that the reserve ratio fell to 1.30 percent in the first quarter of 2020, which is below the statutory minimum of 1.35 percent.  to date, the FDIC has not announced any change in assessment ratios because of this decrease in the reserve ration.

Restrictions on the Payment of Dividends

The holders of the Company’s common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Company out of funds legally available. The only statutory limitation is that such dividends may not be paid when the Company is insolvent. Since the principal source of income for the Company are dividends paid to the Company by the Bank, the Company’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Company. As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the “Banking Act”). Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50 percent of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC’s opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by the Bank to the Company constitutes an unsafe or unsound practice. The Company is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends. The FRB policies require, among other things, that a bank holding company maintain a minimum capital base and serve as a source of strength to its subsidiary bank. The FRB by supervisory letters has advised holding corporations that it is has supervisory concerns when the level of dividends is too high and would seek to prevent dividends if the dividends paid by the holding company exceeded its earnings. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company’s capital below these minimum amounts.  In addition, the FRB staff has recently begun interpreting its regulatory capital regulations to require holding companies to receive FRB approval prior to any repurchases or redemptions of its common shares.

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

Risks Related to the COVID-19 Outbreak

The economic impact of the COVID-19 outbreak could adversely affect our financial condition and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have placed restrictions on businesses and residents.  This resulted in a slow-down in economic activity and a related increase in unemployment and bank stocks have significantly declined in value.  In response to the COVID-19 outbreak, the Federal Reserve reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10- and 30-year treasury notes have declined to historic lows.  Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and passed legislation to provide relief from reporting loan classifications due to modifications related to the COVID-19 outbreak.  Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry.  Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  We have many employees working remotely and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated resulting in a meaningful increase in economic activity.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;

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

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the elimination of or decline in the rate of our quarterly cash dividend;
•	our wealth management revenues may decline with outstanding market turmoil;
•	our cyber security risks are increased as the result of an increase in the number of employees working remotely;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us;
•

we face litigation, regulatory, enforcement and reputation risk as a result of our participation in the PPP and the risk that the Small Business Administration may not fund some or all of our PPP loan guaranties; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable replacements in the event of key employee loss or unavailability.

Risks Relating to Regulatory Matters

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

Risks Related to Economic Matters

Negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Our businesses and operations, which primarily consist of lending money, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are often characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity.

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

Unlike larger regional banks that operate in large geographies, much of our business is with clients located within Central and Northern New Jersey, as well as New York City. Our business loans are generally made to small to mid-sized businesses, most of whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Because of our geographic concentration, a downturn in the local economy could make it more difficult to attract deposits and could cause higher losses and delinquencies on our loans than if the loans were more geographically diversified.  Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers' ability to repay their loans and, consequently, adversely affect our financial condition and performance. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans under-secured, which could adversely affect our earnings.

Risks Related to Lending Matters

Our exposure to credit risk could adversely affect our earnings and financial condition.

There are certain risks inherent in making loans, including risks that the principal of or interest on the loan will not be repaid timely or at all or that the value of any collateral securing the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of the loan portfolio. Finally, many of our loans are made to small and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and prospects.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would decrease.

We maintain an allowance for loan losses based on, among other things, the level of non-performing loans, loan growth and composition, national and regional economic conditions, historical loss experience, delinquency trends and various quantitative and qualitative factors. However, we cannot predict loan losses with certainty and we cannot assure you that charge-offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses or delinquency trends and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan losses could reduce our earnings.

Our commercial real estate loan and commercial C&I portfolios expose us to risks that may be greater than the risks related to our other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes. The repayment of these loans typically depends upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multifamily residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio would require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.

The source of repayment of C&I loans is typically the cash flows of the borrowers’ businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business. In addition, many commercial business loans have a variable rate which is indexed off of a floating rate such as Prime or the London Interbank Offer Rate (“LIBOR”). If interest rates rise, the borrower's debt service requirement may increase, negatively impacting the borrower's ability to service their debt.

We are subject to environmental liability risk associated with our lending activities.

In the course of our business, we may purchase real estate or foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation or clean-up costs incurred by these parties in connection with environmental contamination. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Accounting Matters

The required change in how the Company recognizes credit losses and may have a material impact on the Company’s financial condition or results of operations.

In June 2016, the Financial Standards Accounting Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, the Company will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles ("GAAP"), which delays recognition until it is probable a loss has been incurred. The adoption of the CECL model will materially affect how the Company determines the allowance for loan losses and could require the Company to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses.

Risks Related to Interest Rate Sensitivity

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

Other Risks Related to Our Business

We are exposed to the risks of public health issues, natural disasters, severe weather, acts of terrorism, and other potential external events.

We are exposed to the risks of public health issues, natural disasters, severe weather, acts of terrorism, and other potential external events, any of which could have a significant impact on the Company’s ability to conduct business. In addition, such events could: impair the ability of borrowers to qualify for loans and/or repay their obligations, impair the value of collateral securing loans, cause depositors to withdraw funds, cause wealth management clients to withdraw assets under management, and/or cause the Company to incur additional expenses. Further, any of these events could affect the financial markets in general, causing a diminishment in market value of assets under management for our wealth management clients and/or cause a yield curve not advantageous to the Company or the banking industry in general. Any of the above could have a material adverse effect on the Company’s financial condition and/or results of operations.

Uncertainty surrounding the future of LIBOR may affect the fair value and return on the Corporation's financial instruments that use LIBOR as a reference rate.

The Corporation holds assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR. The LIBOR yield curve is also utilized in our fair value calculation. The reform of major interest benchmarks led to the announcement of the United Kingdom’s Financial Conduct Authority, the regulator of the LIBOR index, that LIBOR would not be supported in its current form after the end of 2021, which has been extended until June 30, 2020. The Corporation believes the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks of which the Corporation will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the Secured Overnight Financial Rate (“SOFR”) as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

Risks Related to Capital

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

A financial institution, such as the Bank, is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the required amounts. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Risks Related to Liquidity

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates.  At December 31, 2020, brokered deposits represented approximately 5.0 percent of our total deposits and equaled $213.7 million, comprised of the following:  interest-bearing demand-brokered of $180.0 million, and brokered certificates of deposits of $33.7 million.  To continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits. If this funding source becomes more difficult or expensive to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on Federal Home Loan Bank borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth.

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

Risks Related to Competition

Competition from other financial institutions in originating loans and attracting deposits may adversely affect our profitability.

We face substantial competition in originating loans from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, and more accessible branch office locations.

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

Risks Related to Operational Matters

Cyber-attacks and information security breaches could compromise our information or result in the data of our customers being improperly divulged, which could expose us to liability and losses.

Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Although we have not experienced, to date, any material losses relating to such cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Additionally, our risk exposure to security matters may remain elevated or increase in the future due to, among other things, the increasing size and prominence of the Company in the financial services industry, our expansion of Internet and mobile banking tools and products based on customer needs.  As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.  Disruptions or failures in the physical infrastructure or operating systems that support our businesses, customers or third parties, or cyber-attacks or security breaches of the networks, systems or devices that our customers or third parties use to access our products and services could result in customer attrition, financial losses, the inability of our customers or vendors to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Our information technology systems and the systems of third parties upon which we rely may experience a failure, interruption or breach in security that could negatively affect our operations and reputation.

We rely heavily on information technology systems to conduct our business, including the systems of third-party service providers.  Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management and general ledger, deposit, loan, and other systems.  While we have policies and procedures designed to prevent or limit the impact of any failure, interruption, or breach in our security systems (including privacy and cyber-attacks), there can be no assurance that such events will not occur or if they do occur, that they will be adequately addressed.  Information security and cyber-security risks have increased significantly in recent years because of new technologies, the use of the Internet and other electronic delivery channels (including mobile devices) to conduct financial transactions.  Accordingly, we may be required to expend additional resources to continue to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures.  The occurrence of any system failures, interruptions, or breaches in security could expose us to reputation risk, litigation, regulatory scrutiny and possible financial liability that could have a material adverse effect on our financial condition and results of operations.

Our failure to successfully keep pace with technological changes could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

We are subject to operational risk.

We face the risk that the design of our controls and procedures, including those to mitigate the risk of fraud by employees or outsiders, may prove to be inadequate or are circumvented, thereby causing delays in the detection of errors or inaccuracies in data and information. Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Wealth Management Business

Revenues and profitability from our wealth management business may be adversely affected by any reduction in assets under management, which could reduce fees earned.

The wealth management business derives the majority of its revenue from non-interest income, which consists of trust, investment advisory and other servicing fees. Substantial revenues are generated from investment management contracts with clients. Under these contracts, the investment advisory fees paid to us are typically based on the market value of assets under management. Assets under management may decline for various reasons including declines in the market value of the assets, which could be caused by price declines in the securities markets. Assets under management may also decrease due to redemptions and other withdrawals by clients or termination of contracts. This could be in response to adverse market conditions or in pursuit of other investment opportunities. If the assets under management we supervise decline and there is a related decrease in fees, it will negatively affect our results of operations.

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

The wealth management business is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.  In the event of non-compliance with regulation, governmental regulators, including the SEC, and the Financial Industry Regulatory Authority, may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. We may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company owns nine branches and leases 10 branches. The Company leases an administrative and operations office building in Bedminster, New Jersey, private banking offices in Princeton, Morristown and Teaneck, New Jersey and wealth offices in Greenville, Delaware, New Providence, Red Bank and Summit, New Jersey and Bonita Springs, Florida.

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

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “PGC”. On March 1, 2021, there were approximately 1,285 registered shareholders of record.

Stock Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2015 in (a) the Company’s common stock; (b) the Russell 3000 Stock Index, and (c) the KBW NASDAQ Bank Index (top 50 U.S. banks).  The graph is calculated assuming that all dividends are reinvested during the relevant periods.  The graph shows how a $100 investment would increase or decrease in value over time, based on the reinvestment of dividends (stock or cash) and increases or decreases in the market price of the stock.

Total Return Performance
Peapack-Gladstone Financial Corporation
Russell 3000 Index
KBW NASDAQ Bank Index
Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	Period Ended
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Peapack-Gladstone Financial Corporation	100.00	151.26	172.61	124.89	154.36	114.83
Russell 3000 Index	100.00	112.74	136.56	129.40	169.54	204.95
KBW NASDAQ Bank Index	100.00	128.51	152.40	125.41	170.71	153.11

Stock Repurchases

The following table sets forth information for the last quarter of the fiscal year ended December 31, 2020 with respect to common shares withheld to satisfy withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.  These shares are not part of any publicly announced share repurchase program:

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans Or Programs
October 1, 2020 -
October 31, 2020	—	—	—	—
November 1, 2020 -
November 30, 2020	—	—	—	—
December 1, 2020 -
December 31, 2020	—	4,249	22.96	—
Total	—	4,249	$22.96

On January 28, 2021, the Company’s Board of Directors approved a plan to repurchases up to 948,735 shares, which is approximately 5 percent of the outstanding shares through March 31, 2022.

Sales of Unregistered Securities

On September 1, 2019, the Company acquired Point View, a registered investment adviser (“RIA”) in Summit, New Jersey.  The Company acquired all of the outstanding stock of Point View, which had approximately $325 million of assets under management at closing. The terms of the acquisition included cash and stock due on closing, and contingent post-closing payments of common stock based upon Point View’s post-acquisition performance. The contingent payments, to the extent earned, are payable on or about September 15 of 2020, 2021, 2022 and 2023. On September 1, 2019, the Company issued 138,642 shares of Company common stock to the Point View stockholder pursuant to the agreement. On September 10, 2020, the Company issued 14,220 shares of Company common stock to the Point View stockholder pursuant to the agreement. These shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act.

For information related to the sale by the Company of $100.0 million in aggregate principal amount of 3.50 percent Fixed-to-Floating Rate Subordinated Notes due 2030 in a private offering, see the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission in December 23, 2020.

Item 6.	SELECTED FINANCIAL DATA

The following is selected consolidated financial data for the Company and its subsidiaries at and for the years indicated.  This information is derived from the historical consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes.

	At or for the Years Ended December 31,
(Dollars in thousands, except share and per share data)	2020	2019	2018	2017	2016
Summary earnings:
Interest income	$165,750	$180,670	$159,686	$138,727	$117,048
Interest expense	38,148	60,396	44,523	27,586	20,613
Net interest income	127,602	120,274	115,163	111,141	96,435
Provision for loan losses	32,400	4,000	3,550	5,850	7,500
Net interest income after provision for loan losses	95,202	116,274	111,613	105,291	88,935
Wealth management income	40,861	38,363	33,245	23,183	18,240
Other income, exclusive of securities gains/(losses), net	20,618	16,216	11,341	11,444	10,559
Securities gains/(losses), net	281	117	(393)	—	119
Total expenses	124,959	104,848	98,086	85,611	75,112
Income before income tax expense	32,003	66,122	57,720	54,307	42,741
Income tax expense	5,811	18,688	13,550	17,810	16,264
Net income available to common shareholders	$26,192	$47,434	$44,170	$36,497	$26,477

Per share data:
Earnings per share-basic	$1.39	$2.46	$2.33	$2.07	$1.62
Earnings per share-diluted	1.37	2.44	2.31	2.03	1.60
Cash dividends declared	0.20	0.20	0.20	0.20	0.20
Book value end-of-period	27.78	26.61	24.25	21.68	18.79

Basic weighted average shares outstanding	18,896,825	19,268,870	18,965,305	17,659,625	16,318,868
Common stock equivalents (dilutive)	184,362	142,578	183,340	284,060	196,130
Fully diluted weighted average shares outstanding	19,081,187	19,411,448	19,148,645	17,943,685	16,514,998

	At or for the Years Ended December 31,
	2020	2019	2018	2017	2016
Balance sheet data (at period end):
Total assets	$5,890,442	$5,182,879	$4,617,858	$4,260,547	$3,878,633
Securities available to sale	622,689	390,755	377,936	327,633	305,388
Equity security	15,117	10,836	4,719	—	—
FHLB and FRB stock, at cost	13,709	24,068	18,533	13,378	13,813
Total loans	4,372,437	4,394,137	3,927,931	3,704,440	3,312,144
Allowance for loan losses	67,309	43,676	38,504	36,440	32,208
Total deposits	4,818,484	4,243,511	3,895,340	3,698,354	3,411,837
Total shareholders’ equity	527,122	503,652	469,013	403,678	324,210
Cash dividends:
Common	3,780	3,865	3,712	3,548	3,296
Assets under management and/or administration at Wealth Management Division (market value)	8.8 billion	7.5 billion	5.8 billion	5.5 billion	3.7 billion

Selected performance ratios:
Return on average total assets	0.45%	0.99%	1.02%	0.89%	0.72%
Return on average common shareholders’ equity	5.11	9.70	10.13	10.12	8.92
Dividend payout ratio	14.43	8.15	8.40	9.72	12.45
Average equity to average assets ratio	8.87	10.19	10.02	8.80	8.12

Net interest margin	2.31	2.63	2.75	2.80	2.74
Noninterest expenses to average assets	2.16	2.19	2.25	2.09	2.06
Noninterest income to average assets	1.07	1.14	1.02	0.85	0.79

Asset quality ratios (at period end):
Nonperforming loans to total loans	0.26%	0.66%	0.65%	0.37%	0.34%
Nonperforming assets to total assets	0.19	0.56	0.56	0.37	0.30
Allowance for loan losses to nonperforming loans	589.91	151.23	149.73	269.33	285.94
Allowance for loan losses to total loans	1.54	0.99	0.98	0.98	0.97
Net charge-offs/(recoveries) to average loans plus other real estate owned	0.19	(0.03)	0.04	0.05	0.04

Liquidity and capital ratios:
Average loans to average deposits	96.97%	100.80%	103.53%	99.63%	100.97%
Total shareholders’ equity to total assets	8.95	9.72	10.16	9.47	8.36

Company Capital Ratios:
Total capital to risk-weighted assets	17.67	14.20	15.03	14.84	13.25
Tier 1 capital to risk-weighted assets	11.93	11.14	11.76	11.31	10.60
Common equity tier 1 capital ratio to risk-weighted assets	11.93	11.14	11.76	11.31	10.6
Tier 1 leverage ratio	8.53	9.33	9.82	9.04	8.35

Bank Capital Ratios:
Total capital to risk-weighted assets	14.81	13.76	14.59	14.34	12.87
Tier 1 capital to risk-weighted assets	13.55	12.70	13.56	13.27	11.82
Common equity tier 1 capital ratio to risk-weighted assets	13.55	12.70	13.56	13.27	11.82

Tier 1 leverage ratio	9.71	10.63	11.32	10.61	9.31

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the impact of anticipated higher operating expenses in 2021 and beyond;
•	our inability to successfully integrate wealth management firm acquisitions;
•	our inability to manage our growth;
•	our inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•	declines in value in our investment portfolio;
•	higher than expected increases in our allowance for loan and lease losses;
•	higher than expected increases in loan and lease losses or in the level of nonperforming loans;
•	changes in interest rates;
•	decline in real estate values within our market areas;
•

legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) that may result in increased compliance costs;

•	successful cyberattacks against our IT infrastructure and that of our IT and third-party providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	our inability to successfully generate new business in new geographic markets;
•	our inability to execute upon new business initiatives;
•	our lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•	our inability to retain key employees;
•	demand for loans and deposits in our market areas;
•	adverse changes in securities markets;
•	changes in accounting policies and practices; and
•	other unexpected material adverse changes in our operations or earnings.

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and whether the gradual reopening of businesses will result in a meaningful increase in economic activity. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

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

•

we may face litigation, regulatory enforcement and reputation risk as a result of our participation in the Paycheck Protection Program (“PPP”) and the risk that the SBA may not fund some or all PPP loan guaranties;

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

For the year ended December 31, 2020, the Company recorded net income of $26.19 million, and diluted earnings per share of $1.37 compared to $47.43 million and $2.44, respectively, for 2019, reflecting decreases of $21.24 million, or 45 percent, and $1.07 per share, or 44 percent, respectively.  During 2020, the Company continued to focus on executing its Strategic Plan – known as “Expanding Our Reach” – which focuses on the client experience and organic growth across all lines of business. The Strategic Plan called for expansion of the Company’s wealth management business, organically and through acquisitions, and also expansion of the Company’s commercial and industrial (“C&I”) lending platform, through the use of private bankers, who lead with deposit gathering and wealth management discussions.

The following are select highlights for 2020:

•

At December 31, 2020, the market value of assets under management and/or administration at Peapack Private was $8.8 billion, reflecting an increase of 17 percent from $7.5 billion at December 31, 2019.

•	Fee income from Peapack Private totaled $40.9 million for 2020, growing from $38.4 million for 2019.
•	At December 31, 2020, total C&I loans (including equipment finance and PPP loans) comprised 45 percent of the total loan portfolio.
•

Total “customer” deposits (defined as deposits excluding brokered CDs and brokered “overnight” interest-bearing demand deposits) at December 31, 2020 were $4.67 billion, reflecting an increase of $644.9 million, or 16 percent, when compared to $4.03 billion at December 31, 2019.

•

Asset quality metrics continued to be strong at December 31, 2020.  Nonperforming assets at December 31, 2020 were $11.46 million, or 0.19 percent of total assets.  Total loans past due 30 through 89 days and still accruing were $5.1 million or 0.11 percent of total loans at December 31, 2020.

•	The Bank’s capital ratios at December 31, 2020 remain well above regulatory well capitalized standards.

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

Management believes that the determination of the allowance for loan losses involves a high degree of complexity and requires Management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact the Company’s results of operations. These critical policies and their application are periodically reviewed with the Audit Committee and the Board of Directors.

The provision for loan losses is based upon Management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although Management uses the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to record additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the New York City area.  Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and may experience adverse economic conditions. Future adjustments to the provision for loan losses and allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

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

EARNINGS SUMMARY:

The following table presents certain key aspects of our performance for the years ended December 31, 2020, 2019 and 2018.

	At or for the Years Ended December 31,			Change
(Dollars in thousands, except share and per share data)	2020	2019	2018	2020 v 2019	2019 v 2018
Results of Operations:
Interest income	$165,750	$180,670	$159,686	$(14,920)	$20,984
Interest expense	38,148	60,396	44,523	(22,248)	15,873
Net interest income	127,602	120,274	115,163	7,328	5,111
Provision for loan losses	32,400	4,000	3,550	28,400	450
Net interest income after provision for loan losses	95,202	116,274	111,613	(21,072)	4,661
Wealth management fee income	40,861	38,363	33,245	2,498	5,118
Other income	20,899	16,333	10,948	4,566	5,385
Total operating expense	124,959	104,848	98,086	20,111	6,762
Income before income tax expense	32,003	66,122	57,720	(34,119)	8,402
Income tax expense	5,811	18,688	13,550	(12,877)	5,138
Net income	$26,192	$47,434	$44,170	$(21,242)	$3,264

Per Share Data:
Basic earnings per common share	$1.39	$2.46	$2.33	$(1.07)	$0.13
Diluted earnings per common share	1.37	2.44	2.31	(1.07)	0.13

Average common shares outstanding	18,896,825	19,268,870	18,965,305	(372,045)	303,565
Diluted average common shares outstanding	19,081,187	19,411,448	19,148,645	(330,261)	262,803

Average equity to average assets	8.87%	10.19%	10.02%	(1.32)%	0.17%
Return on average assets	0.45	0.99	1.02	(0.54)	(0.03)
Return on average equity	5.11	9.70	10.13	(4.59)	(0.43)

Selected Balance Sheet Ratios of the Company:
Regulatory total capital to risk-weighted assets	17.67%	14.20%	15.03%	3.47%	(0.83)%
Regulatory leverage ratio	8.53	9.33	9.82	(0.80)	(0.49)
Average loans to average deposits	96.97	100.80	103.53	(3.83)	(2.73)
Allowance for loan losses to total loans	1.54	0.99	0.98	0.55	0.01
Allowance for loan losses to nonperforming loans	589.91	151.23	149.73	438.68	1.50
Nonperforming loans to total loans	0.26	0.66	0.65	(0.40)	0.01
Noninterest bearing deposits to total deposits	17.30	12.47	11.91	4.83	0.56
Time deposits to total deposits	12.37	16.85	16.59	(4.48)	0.26

2020 compared to 2019

The Company recorded net income of $26.19 million and diluted earnings per share of $1.37 for the year ended December 31, 2020 compared to net income of $47.43 million and diluted earnings per share of $2.44 for the year ended December 31, 2019. These results produced a return on average assets of 0.45 percent and 0.99 percent for 2020 and 2019, respectively, and a return on average shareholders’ equity of 5.11 percent and 9.70 percent for 2020 and 2019, respectively.

The decrease in net income for 2020 was due to a $32.40 million provision for loan losses primarily due to the economic environment created by the COVID-19 pandemic, which led to increased qualitative loss factors when calculating the allowance for loan losses and increased operating expenses.  This $32.40 million compared to a $4.00 million provision for 2019. This was partially offset by a tax benefit of $3.2 million recorded in the first quarter of 2020 caused by the changes in the treatment of tax net operating losses (“NOL”) under the provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.  Increased operating expenses were due to the

Point View Wealth Management acquisition in 2019, prepayment of FHLB advances ($4.78 million), valuation allowance for a loan held for sale ($4.43 million) and the consolidation of two private banking offices ($210,000).  Higher operating expenses were also due to costs associated with the implementation of the Strategic Plan, described in the “Overview” section above.

NET INTEREST INCOME AND NET INTEREST MARGIN

The major source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on interest-earning assets and fees earned on loans, and interest paid on interest-bearing liabilities.  Interest-earning assets include loans, investment securities, interest-earning deposits and federal funds sold.  Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances, subordinated debt and other borrowings.  Net interest income is determined by the difference between the average yields earned on interest-earning assets and the average cost of interest-bearing liabilities (“net interest spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest margin is calculated as net interest income as a percent of total interest-earning assets.  The Company’s net interest income, spread and margin are affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

The following table summarizes the Company’s net interest income and margin, on a fully tax-equivalent basis “FTE”, for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2020		2019		2018
NII/NIM excluding the below	$123,099	2.58%	$119,032	2.67%	$112,840	2.69%
Prepayment premiums received on loan paydowns	1,452	0.02	1,328	0.03	2,002	0.05
Effect of maintaining excess interest earning cash	(1,320)	(0.21)	(86)	(0.07)	—	—
Effect of PPP loans	4,371	(0.08)	—	—	—	—
Fees recognized on full paydowns of select C&I loans	—	—	—	—	321	0.01
NII/NIM as reported	$127,602	2.31%	$120,274	2.63%	$115,163	2.75%

The following table compares the average balance sheets, interest rate spreads and net interest margins for the years ended December 31, 2020, 2019 and 2018 (on a FTE):

Year Ended December 31, 2020
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$510,245	$8,782	1.72%
Tax-exempt (1)(2)	9,479	477	5.03
Loans (2)(3):
Mortgages	528,687	17,882	3.38
Commercial mortgages	1,958,262	64,541	3.30
Commercial	1,969,115	71,037	3.61
Commercial construction	5,932	295	4.97
Installment	51,007	1,532	3.00
Home Equity	53,853	1,940	3.60
Other	311	29	9.32
Total loans	4,567,167	157,256	3.44
Federal funds sold	102	—	0.25
Interest-earning deposits	504,753	968	0.19
Total interest-earning assets	5,591,746	167,483	3.00%
Noninterest-earning assets:
Cash and due from banks	7,025
Allowance for loan losses	(61,401)
Premises and equipment	21,455
Other assets	219,287
Total noninterest-earning assets	186,366
Total assets	$5,778,112
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$1,742,846	$7,279	0.42%
Money markets	1,227,295	6,185	0.50
Savings	120,780	63	0.05
Certificates of deposit - retail and listing service	654,652	11,476	1.75
Subtotal interest-bearing deposits	3,745,573	25,003	0.67
Interest-bearing demand - brokered	143,388	2,773	1.93
Certificates of deposit - brokered	33,735	1,061	3.15
Total interest-bearing deposits	3,922,696	28,837	0.74
Borrowed funds	308,814	3,976	1.29
Finance lease liability	7,157	343	4.79
Subordinated debt	86,246	4,992	5.79
Total interest-bearing liabilities	4,324,913	38,148	0.88%
Noninterest-bearing liabilities:
Demand deposits	787,191
Accrued expenses and other liabilities	153,648
Total noninterest-bearing liabilities	940,839
Shareholders’ equity	512,360
Total liabilities and shareholders’ equity	$5,778,112
Net interest income		$129,335
Net interest spread			2.12%
Net interest margin (4)			2.31%
1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2019
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$391,666	$10,228	2.61%
Tax-exempt (1)(2)	14,930	728	4.88
Loans (2)(3):
Mortgages	565,935	19,321	3.41
Commercial mortgages	1,857,014	72,061	3.88
Commercial	1,498,077	71,071	4.74
Commercial construction	1,881	132	7.02
Installment	54,555	2,246	4.12
Home Equity	60,036	2,981	4.97
Other	391	42	10.74
Total loans	4,037,889	167,854	4.16
Federal funds sold	102	—	0.25
Interest-earning deposits	223,629	4,457	1.99
Total interest-earning assets	4,668,216	$183,267	3.93%
Noninterest-earning assets:
Cash and due from banks	5,477
Allowance for loan losses	(40,328)
Premises and equipment	21,176
Other assets	142,156
Total noninterest-earning assets	128,481
Total assets	$4,796,697
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$1,342,901	$15,789	1.18%
Money markets	1,189,880	16,434	1.38
Savings	113,312	63	0.06
Certificates of deposit - retail and listing service	631,999	14,210	2.25
Subtotal interest-bearing deposits	3,278,092	46,496	1.42
Interest-bearing demand - brokered	180,000	3,457	1.92
Certificates of deposit - brokered	42,460	1,225	2.89
Total interest-bearing deposits	3,500,552	51,178	1.46
Borrowed funds	136,992	3,941	2.88
Finance lease liability	7,956	382	4.80
Subordinated debt	83,300	4,895	5.88
Total interest-bearing liabilities	3,728,800	60,396	1.62%
Noninterest-bearing liabilities:
Demand deposits	505,486
Accrued expenses and other liabilities	73,601
Total noninterest-bearing liabilities	579,087
Shareholders’ equity	488,810
Total liabilities and shareholders’ equity	$4,796,697
Net interest income		$122,871
Net interest spread			2.31%
Net interest margin (4)			2.63%
1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2018
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$363,259	$8,903	2.45%
Tax-exempt (1)(2)	20,489	731	3.57
Loans (2)(3):
Mortgages	565,513	18,842	3.33
Commercial mortgages	1,976,712	74,693	3.78
Commercial	1,087,600	50,854	4.68
Commercial construction	—	—	—
Installment	71,643	2,603	3.63
Home Equity	61,828	2,786	4.51
Other	451	45	9.98
Total loans	3,763,747	149,823	3.98
Federal funds sold	101	—	0.25
Interest-earning deposits	103,059	1,806	1.75
Total interest-earning assets	4,250,655	$161,263	3.79%
Noninterest-earning assets:
Cash and due from banks	5,346
Allowance for loan losses	(37,904)
Premises and equipment	28,477
Other assets	103,761
Total noninterest-earning assets	99,680
Total assets	$4,350,335
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$1,143,640	$9,543	0.83%
Money markets	1,056,368	11,322	1.07
Savings	119,699	66	0.06
Certificates of deposit - retail and listing service	554,903	9,938	1.79
Subtotal interest-bearing deposits	2,874,610	30,869	1.07
Interest-bearing demand – brokered	180,000	3,135	1.74
Certificates of deposit – brokered	64,009	1,608	2.51
Total interest-bearing deposits	3,118,619	35,612	1.14
Borrowed funds	154,765	3,606	2.33
Finance lease liability	8,698	418	4.81
Subordinated debt	83,104	4,887	5.88
Total interest-bearing liabilities	3,365,186	44,523	1.32%
Noninterest-bearing liabilities:
Demand deposits	516,718
Accrued expenses and other liabilities	32,541
Total noninterest-bearing liabilities	549,259
Shareholders’ equity	435,890
Total liabilities and shareholders’ equity	$4,350,335
Net interest income		$116,740
Net interest spread			2.47%
Net interest margin (4)			2.75%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on an FTE basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a FTE) for the periods indicated are shown below:

	Year Ended 2020 Compared with 2019			Year Ended 2019 Compared with 2018
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$2,038	$(3,735)	$(1,697)	$351	$971	$1,322
Loans	21,463	(32,061)	(10,598)	17,590	4,210	21,800
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	2,652	(6,141)	(3,489)	2,373	278	2,651
Total interest income	$26,153	$(41,937)	$(15,784)	$20,314	$5,459	$25,773
LIABILITIES:
Checking	$2,838	$(11,348)	$(8,510)	$3,547	$4,107	$7,654
Money market	286	(10,535)	(10,249)	2,631	2,975	5,606
Savings	11	(11)	—	1	12	13
Certificates of deposit - retail	498	(3,232)	(2,734)	1,499	2,773	4,272
Certificates of deposit - brokered	(271)	107	(164)	(597)	214	(383)
Interest bearing demand brokered	(702)	18	(684)	—	322	322
Borrowed funds	464	(429)	35	276	59	335
Finance lease liability	(39)	—	(39)	(35)	(1)	(36)
Subordinated debt	172	(75)	97	1,230	—	1,230
Total interest expense	$3,257	$(25,505)	$(22,248)	$8,552	$10,461	$19,013
Net interest income	$22,896	$(16,432)	$6,464	$11,762	$(5,002)	$6,760

2020 compared to 2019

Net interest income, on a fully tax-equivalent basis, grew $6.5 million, or 5 percent, in 2020 to $129.3 million from $122.9 million in 2019. The net interest margin was 2.31 percent and 2.63 percent for the years ended December 31, 2020 and 2019, respectively, a decrease of 32 basis points year over year. The growth in net interest income was due to increases in the average balance of the Company’s interest-earning assets, especially C&I loans (including PPP loans), and a decrease in the average cost of interest-bearing liabilities, offset by an increase in the average balance of interest-bearing liabilities and by a decrease in the average yield on interest-earning assets.

On a fully tax-equivalent basis, interest income on average interest-earning assets decreased $15.8 million, or 9 percent, to $167.5 million in 2020 from $183.3 million in 2019. Average interest- earning assets for the year ended December 31, 2020 totaled $5.59 billion compared to $4.67 billion for 2019, an increase of $923.5 million or 20 percent. The average rate earned on earning assets was 3.00 percent in 2020, compared to 3.93 percent in 2019, a decrease of 93 basis points.  The decrease in average yields on interest-earning assets for the year ended December 31, 2020 was due to a declining rate environment, lower yielding PPP loans and elevated levels of interest-bearing cash and investment securities at lower yields. The one-month London Interbank Offered Rate (“LIBOR”) has declined by approximately 150 basis points from the beginning of the year.  The Federal Open Market Committee also reduced the target Federal Funds rate to 0 percent from 0.25 percent in March 2020 due to the economic disruption caused by COVID-19. With the transformation to a commercial bank balance sheet and business model, the Company’s interest rate sensitivity models indicate the Company is asset sensitive as of December 31, 2020, and that net interest income would improve in a rising rate environment as our adjustable rate assets have little room to re-price in this low rate environment. The Company believes that our adjustable rate assets will not reprice lower given the floors instituted on our portfolio.

The increase in the average balance of interest-earning assets for the year ended December 31, 2020, as compared to 2019 reflects an increase in the average balance of loans, particularly, in the average balance of C&I and commercial mortgage portfolios. For the year ended December 31, 2020, the average balance of the commercial portfolio increased $471.0 million, or 31 percent, from 2019.  The increase in this portfolio was primarily attributable to the Company’s participation in the PPP program. The Company originated $596.0 million of PPP loans during the second quarter of 2020, which was partially offset by the sale of $355.0 million of PPP loans in the third quarter of 2020.  The Company has also supported growth in the C&I portfolio through: the addition of seasoned bankers including a new EVP, Head of Commercial Banking and an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton private banking offices.  The average balance of the commercial mortgage portfolio was $1.96 billion for the year ended December 31, 2020 compared to $1.86 billion in the same period of 2019.  The increase in the commercial mortgage portfolio for the year ended December 31, 2020 was to maintain the size of the portfolio in anticipation of maturities in the portfolio in the latter part of 2020. These increases were partially offset by a decrease in the average balance of the residential mortgage portfolio of $37.2 million to $528.7 million for the year ended December 31, 2020.

The average balance of investment securities totaled $519.7 million for 2020 compared to $406.6 million for 2019, reflecting an increase of $113.1 million, or 28 percent.  The increase in the average balance of investment securities was due to the purchase of securities to maintain the size of the portfolio in anticipation of maturities for the fourth quarter of 2020 and to utilize excess liquidity generated by the sale of PPP loans in the third quarter of 2020.

The average balance of interest-earning deposits totaled $504.8 million for 2020 compared to $223.6 million for 2019, reflecting an increase of $281.1 million or 126 percent.  The increase in the average balance of interest-earning deposits for 2020 was primarily to increase the Company’s balance sheet liquidity in the event of significant depositor withdrawals and/or significant borrower draws on existing unused credit lines due to the environment created by the COVID-19 pandemic.  The Company plans on reducing the level of interest-earning deposits in 2021 through increased loan originations and investment purchases as liquidity has become less of a concern.

Average interest-bearing liabilities for the year ended December 31, 2020 totaled $4.32 billion, an increase of $596.1 million, or 16 percent, from $3.73 billion for 2019. The average rate paid decreased 74 basis points to 0.88 percent for 2020 from 1.62 percent for 2019. The increase in the average balance of interest-bearing liabilities was principally due to growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand but including funds from reciprocal deposits) of $467.5 million for 2020 from our branch network; a focus on providing high-touch client service; new deposit relationships related to PPP; and a full array of treasury management products that support core deposit growth. This growth was partially offset by a decline of $45.3 million of brokered deposits.

Average rates paid on interest-bearing deposits for 2020 were 0.74 percent compared to 1.46 percent for 2019, reflecting a decrease of 72 basis points.  The decrease in the average rate paid on deposits was principally due to repricing of our deposit base to align with the recent Fed rate decreases.

The average balance of borrowings was $308.8 million for 2020 compared to $137.0 million during 2019, an increase of $171.8 million.  The increase in the average balance of borrowings was principally due to the Company’s participation in the PPP Lending Facility (“PPPLF”) as well as a $500.0 million one-month FHLB advance entered in March 2020, which matured in April 2020. The average rates paid on total borrowings decreased to 1.29 percent during 2020 compared to 2.88 percent during 2019, a decrease of 159 basis points. The average rate paid on borrowings was lower for 2020 as the PPPLF borrowings rate was 0.35 percent.

In December 2020, the Company issued $100.0 million of subordinated debt ($98.2 million net of issuance costs) bearing interest at an annual rate of 3.50 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2025 or earlier redemption. In December 2017, the Company issued $35.0 million of subordinated debt ($34.1 million net of issuance costs) bearing interest at an annual rate of 4.75 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2027 or earlier redemption.  In June 2016, the Company issued $50.0 million of subordinated debt ($48.7 million net of issuance costs) bearing interest at an annual rate of 6 percent for the first five years, and thereafter at an adjustable rate until maturity in June 2026 or earlier redemption.

INVESTMENT SECURITIES:  Investment securities available for sale are purchased, sold and/or maintained as a part of the Company’s overall balance sheet, liquidity and interest rate risk management strategies, and in response to changes in interest rates, liquidity needs, prepayment speeds and/or other factors. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes.  Realized gains and losses are recognized in income at the time the securities are sold.  Equity securities are carried at fair value with unrealized gains and losses recorded in non-interest income.

At December 31, 2020, the Company had investment securities available for sale with a fair value of $622.7 million compared with $390.8 million at December 31, 2019. The increase was due to purchases of residential mortgage-backed securities, U.S. government-sponsored securities and SBA pool securities with excess liquidity as deposits and borrowings exceeded loan growth.  A net unrealized gain (net of income tax) of $5.5 million and net unrealized loss (net of income tax) of $1.0 million were included in shareholders’ equity at December 31, 2020 and 2019, respectively.

The Company had one equity security (a CRA investment security) with a fair value of $15.1 million and $10.8 million at December 31, 2020 and 2019, respectively.  The Company recorded a $281,000 unrealized gain in securities gains/losses, net on the Consolidated Statements of Income for the year ended December 31, 2020 as compared to a $117,000 unrealized gain for the year ended December 31, 2019.

The carrying value of investment securities available for sale at December 31, 2020, 2019 and 2018 are shown below:

(In thousands)	2020	2019	2018
U.S. treasuries	$2,613	$—	$—
U.S. government-sponsored agencies	83,771	34,784	102,013
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	476,058	338,904	251,362
SBA pool securities	49,129	2,784	3,839
State and political subdivision	8,089	11,215	17,610
Corporate bond	3,029	3,068	3,112
Total	$622,689	$390,755	$377,936

At December 31, 2020, the Company did not own any securities of any issuer, the aggregate book value of which exceeded 10 percent of shareholders’ equity.

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of December 31, 2020:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. treasuries	$2,613	$—	$—	$—	$2,613
	0.27%	—%	—%	—%	0.27%
U.S. government-sponsored agencies	$—	$—	$34,148	$49,623	$83,771
	0.00%	—%	1.14%	1.55%	1.38%
Mortgage-backed securities-	$75	$12,851	$43,935	$419,197	$476,058
residential (1)	0.85%	1.75%	2.08%	1.33%	1.41%
SBA pool securities	$—	$—	$7,845	$41,284	$49,129
	—%	—%	1.78%	1.12%	1.22%
State and political subdivisions (2)	$2,902	$5,187	$—	$—	$8,089
	3.36%	2.32%	—%	—%	2.70%
Corporate bond	$—	$—	$3,029	$—	$3,029
	—%	—%	5.25%	—%	5.25%
Total	$5,590	$18,038	$88,957	$510,104	$622,689
	1.88%	1.92%	1.79%	1.33%	1.42%

(1)	Shown using stated final maturity
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies.  The combined average balance of these investments during 2020 was $504.9 million compared to $223.7 million in 2019.

LOANS:  The loan portfolio represents the largest portion of the Company’s interest-earning assets and is the primary source of interest and fee income.  Loans are primarily originated in New Jersey and the boroughs of New York City and, to a lesser extent, Pennsylvania and Delaware.  As of December 31, 2020, 45 percent of the total loan portfolio was concentrated in C&I loans (including equipment financing), 26 percent in multifamily loans and 16 percent in commercial mortgages.

Total loans were $4.37 billion and $4.39 billion at December 31, 2020 and 2019, respectively, a decrease of $21.7 million, over the previous year. During 2020, commercial mortgages decreased $70.0 million due to increased paydowns and lower levels of originations compared to 2019. Commercial loans, which includes equipment financing, totaled $1.95 billion at December 31, 2020, increasing $194.5 million, or 11 percent, from 2019.  The increase in this portfolio was attributed to loans issued under the PPP, a program under the CARES Act.  The December 31, 2020 commercial loan balance includes PPP loans of $195.6 million.  Multifamily mortgage loans were $1.13 billion at December 31, 2020, a decrease of $83.1 million or 7 percent when compared to 2019 due to increased paydowns and lower levels of originations compared to 2019.

In late 2015, the Company began originating loans that are partially guaranteed by the SBA, for the purposes of providing working capital and/or, financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up businesses.  All SBA loans are underwritten and documented as prescribed by the SBA.  The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion held in the loan portfolio.  During 2020, the Bank sold $17.8 million of the guaranteed portion of SBA loans into the secondary market.  As of December 31, 2020, the balance of the non-guaranteed portion of SBA loans held on our balance sheet totaled $23.7 million and is included in commercial loans.

The following table presents an analysis of outstanding loans by loan type, excluding multifamily loans held for sale, net of unamortized discounts and deferred loan origination costs, at the dates presented:

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Residential mortgage	$502,829	$549,138	$571,570	$576,356	$527,370
Multifamily mortgage	1,126,946	1,210,003	1,135,805	1,388,958	1,459,594
Commercial mortgage	691,294	761,244	702,165	626,656	551,233
Commercial loans (including equipment financing)	1,950,981	1,756,477	1,397,057	958,294	636,714
Commercial construction	12,600	5,306	—	—	1,405
Home equity lines of credit	50,546	57,248	62,191	67,497	65,682
Consumer and other loans	37,241	54,721	59,143	86,679	70,146
Total loans	$4,372,437	$4,394,137	$3,927,931	$3,704,440	$3,312,144

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2020:

	Within	After 1 But	After
(In thousands)	One Year	Within 5 Years	5 Years	Total
Residential mortgage	$198,830	$250,590	$53,409	$502,829
Commercial mortgage (including multifamily)	1,062,870	690,750	64,620	1,818,240
Commercial loans (including equipment financing)	1,376,136	515,707	59,138	1,950,981
Commercial construction	7,999	—	4,601	12,600
Home equity lines of credit	50,546	—	—	50,546
Consumer and other loans	31,445	4,656	1,140	37,241
Total loans	$2,727,826	$1,461,703	$182,908	$4,372,437

The following table presents the loans, by loan type, that have a fixed interest rate and an adjustable interest rate due after one year at December 31, 2020:

	Fixed	Adjustable
(In thousands)	Interest Rate	Interest Rate
Residential mortgage	$203,372	$209,572
Commercial mortgage (including multifamily)	160,277	730,346
Commercial loans	313,418	14,801
Commercial construction	4,601	—
Consumer loans	8,224	—
Total loans	$689,892	$954,719

The Company has not made nor invested in subprime loans or “Alt-A” type mortgages.

The geographic breakdown of the multifamily portfolio, net of participated multifamily loans, at December 31, 2020 is as follows:

(Dollars in thousands)
New York	$423,923	38%
New Jersey	441,110	39
Pennsylvania	231,904	20
Delaware	30,009	3
Total Multifamily	$1,126,946	100%

A further breakdown of the multifamily portfolio by county within each respective State is as follows:

New Jersey		New York		Pennsylvania		Delaware
Essex County	31%	Bronx County	61%	Philadelphia		New Castle County	100%
				County	61%
Hudson County	18	New York County	16	Lehigh County	13
Union County	9	Kings County	13	York County	10
Morris County	7	All other NY		Lycoming County	4
Monmouth County	6	counties	10	Lackawanna County	4
Bergen County	6			All other PA
Passaic County	4			counties	8
All other NJ
counties	19
Total	100%	Total	100%	Total	100%	Total	100%

Principal types of owner occupied commercial real estate properties (by Call Report code), included in commercial mortgage loans on the balance sheet, at December 31, 2020 are:

(Dollars in thousands)
Office Buildings/Office Condominiums	$59,998	24%
Industrial (including Warehouse)	57,096	23
Medical Offices	45,023	18
Retail Buildings/Shopping Centers	29,042	11
Auto Dealerships	18,317	7
Other Owner Occupied CRE Properties	43,971	17
Total Owner Occupied CRE Loans	$253,447	100%

Principal types of non-owner occupied commercial real estate properties (by Call Report code), at December 31, 2020 are as follows.  These loans are included in commercial mortgage loans and commercial loans on the Company’s balance sheet.

(Dollars in thousands)
Retail Buildings/Shopping Centers	$287,723	29%
Healthcare	209,780	21
Office Buildings/Office Condominiums	99,307	10
Hotels and Hospitality	98,375	10
Industrial (including Warehouse)	77,276	8
Medical Offices	63,925	6
Mixed Use (Commercial/Residential)	42,445	4
Mixed Use (Retail/Office)	29,550	3
Other Non-Owner Occupied CRE Properties	87,232	9
Total Non-Owner Occupied CRE Loans	$995,613	100%

At December 31, 2020 and 2019, the Bank had a concentration in commercial real estate loans as defined by applicable regulatory guidance.  The following table presents such concentration levels at December 31, 2020 and 2019:

	As of December 31,
	2020	2019
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	188%	212%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	168	192

Total CRE concentration	356%	404%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

GOODWILL:

At December 31, 2020, goodwill totaled $33.1 million, an increase of $2.9 million from $30.2 million at December 31, 2019.  The increase in goodwill was due to the acquisitions of wealth management teams and related books of business from Noyes Capital Management and Lucas Capital Management completed in December 2020.  The Bank intends to continue to grow its wealth management business through acquisition, as well as organically.

DEPOSITS:  At December 31, 2020 and 2019, the Company reported total deposits of $4.82 billion and $4.24 billion, an increase of $575.0 million, or 14 percent, year over year. The Company’s strategy is to fund a majority of its loan growth with core deposits, which is an important factor in the generation of net interest income. The Company’s average deposits for 2020 increased $703.8 million, or 18 percent, over 2019 average levels to $4.71 billion. The Company saw the largest dollar growth in noninterest-bearing demand and interest-bearing checking balances. The growth in customer deposits (excluding brokered CD and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) has come from an increase in retail deposits from our branch network; a focus on providing high-touch client service; new deposit relationships related to our participation in the PPP; and a full array of treasury management products that support core deposit growth. The Company has also successfully focused on:

•	Growth in deposits associated with its private banking activities, including lending activities; and
•	Business and personal core deposit generation, particularly noninterest-bearing demand and checking.

The Company continues to maintain brokered interest-bearing demand deposits matched to interest rate swaps, thereby extending their duration.  Such deposits are generally a more cost-effective alternative to wholesale borrowings and do not require pledging of collateral, as the borrowings do. These deposits decreased to $110.0 million at December 31, 2020 from $180.0 million at the same period in 2019. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. At December 31, 2020, there were $110.0 million of notional principal interest rate swaps matched to these deposits for interest rate risk management purposes.

The following table sets forth information concerning the composition of the Company’s average balance of deposits and average interest rates paid for the following years:

(Dollars in thousands)	2020		2019		2018
Noninterest-bearing demand	$787,191	—%	$505,486	—%	$516,718	—%
Checking	1,742,846	0.42	1,342,901	1.18	1,143,640	0.83
Savings	120,780	0.05	113,312	0.06	119,699	0.06
Money markets	1,227,295	0.50	1,189,880	1.38	1,056,368	1.07
Certificates of deposit - retail and listing service	654,652	1.75	631,999	2.25	554,903	1.79
Interest-bearing
Demand - brokered	143,388	1.93	180,000	1.92	180,000	1.74
Certificates of deposit - brokered	33,735	3.15	42,460	2.89	64,009	2.51
Total deposits	$4,709,887	0.61%	$4,006,038	1.28%	$3,635,337	0.98%

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks.  Reciprocal deposits of $652.5 million, $423.8 million and $434.5 million are included in the Company’s interest-bearing checking deposits as of December 31, 2020, 2019, and 2018, respectively.

The following table shows the maturity for certificates of deposit of $100,000 or more as of December 31, 2020 (in thousands):

Three months or less	$134,571
Over three months through six months	106,615
Over six months through twelve months	75,878
Over twelve months	72,873
Total	$389,937

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:  As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank.  During 2020, the Company also borrowed funds from the Federal Reserve’s PPPLF.

The following table provides a summary of our borrowings as of and for the years ended December 31, 2020, 2019 and 2018:

(Dollars in thousands)	2020	2019	2018
Amount outstanding at end of the year	$192,086	$233,100	$108,000
Weighted average interest rate at end of the year	0.35%	2.43%	2.52%
Average daily balance during the year	$308,814	$136,992	$154,765
Weighted average interest rate during the year	1.29%	2.88%	2.33%
Maximum month-end balance during the year	$655,837	$324,920	$303,278

Short term borrowings consisted of a one-month FHLB advance totaling $15.0 million with a rate of 0.34 percent for the period ended December 31, 2020.  The one-month FHLB advance is part of an interest rate swap designated as a cash flow hedge.  The cash flow hedge has a term of three years.  The Company did not have any overnight borrowings as of December 31, 2020.

The Company prepaid $105.0 million of FHLB advances which had a weighted-average interest rate of 3.20 percent resulting in a prepayment penalty of $4.8 million during 2020.  The repayment of the FHLB advances is expected to provide a benefit to interest expense greater than the prepayment penalty over the remaining life of the advances.

The Company had $177.1 million in borrowings from the Federal Reserve’s PPPLF as of December 31, 2020.  The borrowings have a rate of 0.35 percent, primarily all of which have a 2-year maturity.  The Company utilized the PPPLF to fund PPP loan production earlier in the year.  The borrowings are fully pledged by PPP loans as of December 31, 2020.

At December 31, 2019, FHLB advances were secured by blanket pledges of certain 1-4 family residential mortgages totaling $347.5 million and multifamily mortgages totaling $773.1 million, while at December 31, 2018, the fixed rate advances were secured by 1-4 family residential mortgages totaling $496.1 million and multifamily mortgages totaling $1.0 billion. Of the FHLB borrowings outstanding as of December 31, 2019, $113.1 million were short-term borrowings maturing within one year.  At December 31, 2019, there was $113.1 million with a rate of 1.81 percent of overnight borrowings with the FHLB, including a one-month FHLB advance for $15.0 million with a rate of 1.79 percent, which is part of an interest rate swap designated as a cash flow hedge.  At December 31, 2018, there were no overnight borrowings with the FHLB.

At December 31, 2020, unused short-term or overnight borrowing commitments totaled $1.8 billion from the FHLB, $22.0 million from correspondent banks and $987.7 million at the Federal Reserve Bank.

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

In December 2020, the Company issued $100.0 million in aggregate principal amount of fixed to floating subordinates notes (the “2020 Notes”) to certain institutional investors.  The 2020 Notes are non-callable for five years, have a stated maturity of December 22, 2030, and bear interest at a fixed rate of 3.50 percent per year until December 22, 2025  From December 23, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month SOFR plus 326 basis points, payable quarterly in arrears.  Debt issuance costs incurred totaled $1.8 million and are being amortized to maturity.

The Company plans for the proceeds from the issuance of the 2020 Notes could include stock repurchases, redemption of the 2016 Notes and acquisitions of wealth management firms.

Subordinated debt is presented net of issuance cost on the Consolidated Statements of Condition. The subordinated debt issuances are included in the Company’s regulatory total capital amount and ratio.

In connection with the issuance of the 2020 Notes, the Company obtained ratings from KBRA and Moody’s Investors Service (“Moody’s”). KBRA assigned investment grade rating of BBB- and Moody’s assigned investment grade rating of Baa3 for the 2020 Notes at the time of issuance.

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION:  The allowance for loan losses was $67.3 million at December 31, 2020 compared to $43.7 million at December 31, 2019. At December 31, 2020, the allowance for loan losses as a percentage of total loans outstanding was 1.54 percent compared to 0.99 percent at December 31, 2019. The provision for loan losses was $32.4 million for 2020, $4.0 million for 2019 and $3.6 million for 2018.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on type of collateral. The following portfolio classes have been identified:

a)

Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans in the Tri-State area (New York, New Jersey and Connecticut), Pennsylvania and Florida. On a case by case basis, the Bank will lend in additional states. The Bank has developed a portfolio of mortgage products that are used exclusively to attract or maintain wealth, commercial or retail banking relationships.  When reviewing residential mortgage loan applications, detailed verifiable information is gathered on income, assets, employment and a tri-merged credit report obtained from a credit repository that will determine total monthly debt obligations.  Utilizing an independent appraisal from an approved appraisal management company, the Bank makes residential mortgage loans up to 80 percent of the appraised value and up to 97 percent with private mortgage insurance. Maximum loan-to-value (“LTV”) is determined based on property type and loan amount.  On primary residence and second home properties, LTVs range from a maximum of 80 percent for loan amounts to $822,375 for retail customers to 75 percent for loan amounts to $3 million for wealth customers.  For investment properties, LTVs range from a maximum of 80 percent for loan amounts to $548,250 for retail customers to 65 percent for loan amounts to $3 million for wealth customers.  Loans greater than $3 million will also be considered based on the strength of the overall credit profile of the borrower.   Underwriting guidelines include (i) minimum credit report scores of 680 and (ii) a maximum debt to income ratio of 45 percent. The Bank may consider an exception to any guideline if there are strong compensating factors that address and mitigate any risk.  Generally, the Bank retains in its portfolio residential mortgage loans with fixed rate maturities of no greater than 7 years, which then convert to annually adjusted floating rates.  Community Development loans granted under the Affordable Housing Program are offered with 30-year maturities.  Loans with longer maturities or lower credit scores are sold to secondary market investors.  The Bank does not originate, purchase or carry any sub-prime mortgage loans.

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

b)

Home Equity Lines of Credit. The Bank provides revolving lines of credit against one to four family residences in the Tri-State area. These loans are primarily in a second lien position, but may be used as a first lien, in lieu of a primary residential first mortgage.  When reviewing home equity line of credit applications, the Bank collects detailed verifiable information regarding income, assets, employment and a credit report that will determine total monthly debt obligations. The Bank uses an automated valuation model on all lines up to $250,000 and obtains an independent appraisal of the subject property on all applications exceeding $250,000. LTVs and combined LTVs are capped at 80 percent if the property type is a primary residence. These loans may be subordinate to a first mortgage which may be from another lending institution. The Bank requires that the mortgage securing the home equity line of credit be no lower than a second lien position. All applications for home equity lines of credit adhere to applicable underwriting standards and guidelines. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception.

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

c)

Junior Lien Loan on Residence.  The Bank provides junior lien loans (“JLL”) against one to four family properties in the Tri-State area. Junior lien loans can be either in the form of an amortizing fixed rate home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank will require that the mortgage securing the JLL be no lower than a second lien position.  When reviewing the JLL application, the Bank collects detailed verifiable information regarding income, assets, employment and a credit report that determines total monthly debt obligations. The Bank uses an automated valuation model on all JLLs up to $250,000 and obtains an independent appraisal of the subject property on all applications exceeding $250,000. LTVs and combined LTVs are capped at 75 percent if the property type is a primary residence. All applications for JLLs adhere to applicable underwriting standards and guidelines. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception.  Primary risk characteristics associated with JLLs typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

d)

Multifamily Loans. Multifamily loans are commercial mortgages on residential apartment buildings. Within the multifamily sector, the Bank’s primary focus is to lend against larger non-luxury apartment buildings and rent regulated properties with at least 30 units that are owned and managed by experienced sponsors. As of December 31, 2020, the average property size in the portfolio was 46 units.

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

The Bank’s loan policy allows loan to appraised value ratios of up to 75 percent and the overall portfolio average loan to value ratio was approximately 57 percent at December 31, 2020.  The majority of all new originations have a ten-year maturity with a five-year reprice.

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

Multifamily properties generally present a lower level of risk as compared to investment commercial real estate projects given that there are a larger number of tenants in the property.  The repayment of loans secured by multifamily real estate is typically dependent upon the successful operation of the related real estate property. If the cash flows from the property are reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term), the borrower’s ability to repay the loan may be impaired.

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

The Bank’s policy allows loan to appraised value ratios of up to 75 percent. Commercial mortgage loans are generally made with an initial fixed rate with periodic rate resets every five or seven years over an underlying market index.  Resets may not be automatic and subject to re-approval.  Commercial mortgage loan terms include prepayment penalties and generally require that the Bank escrow for real estate taxes. The Bank requires an independent appraisal, an assessment of the property’s condition, and appropriate environmental due diligence. With all commercial real estate loans, the Bank’s standard practice is to require a depository relationship.

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

Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower’s business. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business’ profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain.  To mitigate the risk characteristics of commercial and industrial loans, the Bank often requires more frequent reporting requirements from the borrower in order to better monitor its business performance.

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

The provision for loan losses is based upon Management’s review and evaluation of the size and composition of the loan portfolio, actual loan loss experience, level and trend of delinquencies and charge-offs, general market and economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and the existence and fair value of the collateral and guarantees securing the loans. Although Management used the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in the State of New Jersey and the New York City metropolitan area.  Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in market conditions in these areas and may be adversely affected should real estate values decline or if the geographic areas serviced experience adverse economic conditions. Future adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The following table presents the loan loss experience, by loan type, during the years ended December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016
Allowance for loan losses at beginning of year	$43,676	$38,504	$36,440	$32,208	$25,856
Loans charged-off during the period:
Residential mortgage	559	80	138	889	1,047
Commercial mortgage	1,485	—	1,632	734	531
Commercial	7,132	—	110	298	16
Home equity lines of credit	—	—	—	23	91
Consumer and other	27	55	68	77	5
Total loans charged-off	9,203	135	1,948	2,021	1,690
Recoveries during the period:
Residential mortgage	373	205	160	173	28
Commercial mortgage	31	996	70	22	318
Commercial	17	92	218	141	92
Home equity lines of credit	11	10	10	62	16
Consumer and other	4	4	4	5	88
Total recoveries	436	1,307	462	403	542
Net charge-offs/(recoveries)	8,767	(1,172)	1,486	1,618	1,148
Provision charge to expense	32,400	4,000	3,550	5,850	7,500
Allowance for loan losses at end of year	$67,309	$43,676	$38,504	$36,440	$32,208

Ratios:
Allowance for loan losses/total loans (A)	1.53%	0.99%	0.98%	0.98%	0.97%
General allowance/total loans (A)	1.47%	0.93%	0.97%	0.96%	0.96%
Allowance for loan losses/ total nonperforming loans	589.91%	151.23%	149.73%	269.33%	285.94%
(A)	The December 31, 2020 ALLL coverage ratios include PPP loans of $195.6 million.

The following table shows the allocation of the allowance for loan losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of the years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(Dollars in thousands)	2020	Loans	2019	Loans	2018	Loans	2017	Loans	2016	Loans
Residential	$3,138	13.0	$2,231	14.6	$3,685	17.1	$4,318	18.4	$3,915	19.1
Commercial and other	63,892	86.0	41,149	84.1	34,435	81.2	31,773	78.9	28,050	78.7
Consumer and other	279	1.0	296	1.3	384	1.7	349	2.7	243	2.2
Total	$67,309	100.0	$43,676	100.0	$38,504	100.0	$36,440	100.0	$32,208	100.0

The allowance for loan losses as of December 31, 2020 totaled $67.3 million compared to $43.7 million at December 31, 2019.  The allowance for loan losses as a percentage of loans was 1.53 percent as of December 31, 2020 and 0.99 percent as of December 31, 2019.  The provision for loan losses made during 2020 totaled $32.4 million compared with $4.0 million for 2019.  The increased provision for loan and lease losses primarily reflected the economic environment created by the COVID-19 pandemic, which led to increased qualitative loss factors when calculating the allowance for loan losses.  The Company’s provision for loan and lease losses (and its allowance for loan and leases losses) also reflect the Company’s assessment of asset quality metrics, net loan decline, increased net charge-offs, and the composition of the loan portfolio. The Company believes that the allowance for loan losses as of December 31, 2020 represents a reasonable estimate for probable incurred losses in the portfolio at that date.  Effective January 1, 2021, the Company adopted new accounting guidance, which requires the Company to estimate CECL. The Company is currently in the process of finalizing its implementation of controls and processes and performing model validation which could affect the final impact of the adoption of this standard.

The portion of the allowance for loan losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, was $64.6 million at December 31, 2020 and $40.9 million at December 31, 2019.

General reserves at December 31, 2020 represents 1.47 percent of loans collectively evaluated for impairment compared to 0.93 percent at December 31, 2019. The specific reserves on impaired loans were $2.7 million at December 31, 2020 compared to $2.8 million at December 31, 2019.  Specific reserves were attributable to a $2.7 million reserve associated with one commercial banking relationship totaling $5.0 million at December 31, 2020.

The allowance for loan losses as a percentage of nonperforming loans increased to 589.91 percent due to a $32.4 million provision for loan losses partially offset by net charge-offs of $8.8 million due to the reasons noted above.  Nonperforming loans decreased from $28.9 million to $11.4 million during the year. Nonperforming loans decreased primarily due to the transfer of several residential and commercial loans totaling $18.5 million that were transferred to held for sale during 2020. Nonperforming loans are specifically evaluated for impairment. Also, the Company commonly records partial charge-offs of the excess of the principal balance over the fair value, less estimated costs to sell, of collateral for collateral-dependent impaired loans.  As a result, the allowance for loan losses does not always change proportionately with changes in nonperforming loans. The Company charged off $6.0 million on loans identified as collateral-dependent impaired loans during 2020, which included a $4.7 million charge-off related to an assisted living facility compared to $80,000 during 2019.

ASSET QUALITY:

The following table presents various asset quality data at the dates indicated. These tables do not include loans held for sale.

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Loans past due 30-89 days	$5,053	$1,910	$1,099	$246	$1,356

Troubled debt restructured loans	$4,247	$28,178	$24,801	$17,591	$22,275
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Nonaccrual loans (1)	11,410	28,881	25,715	13,530	11,264
Total nonperforming loans	11,410	28,881	25,715	13,530	11,264
Other real estate owned	50	50	—	2,090	534
Total nonperforming assets	$11,460	$28,931	$25,715	$15,620	$11,798

Ratios:
Total nonperforming loans/total loans	0.26%	0.66%	0.65%	0.37%	0.34%
Total nonperforming loans/total assets	0.19	0.56	0.56	0.32	0.29
Total nonperforming assets/total assets	0.19	0.56	0.56	0.37	0.30

(1)

The decrease in nonaccrual loans for 2020 was due to the transfer of several commercial and residential loans totaling $18.5 million to held for sale.  The increase in nonaccrual loans for 2019 and 2018 was due to the addition of one healthcare real estate secured loan, totaling $14.5 million with a $1.0 million reserve, as of December 31, 2020.

Some borrowers have found it difficult to make their loan payments under contractual terms.  In some of these cases, the Company has chosen to grant concessions and modify certain loan terms, which may be characterized as troubled debt restructurings.  The CARES Act granted relief to borrowers that needed loan deferrals due to the impact of the COVID-19 pandemic.  See Loan Modifications discussion below for details regarding the Company’s treatment of loan deferrals in 2020.

At December 31, 2020, there were no commitments to lend additional funds to borrowers whose loans were classified as nonperforming.

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

Throughout 2020, the Bank had modified 536 loans with a balance of $946.3 million resulting in the deferral of principal and/or interest for periods ranging from 90 to 180 days.  The table below summarizes the outstanding deferrals as of December 31, 2020.  All of these loans were performing in accordance with their terms prior to modifications and are in conformance with the CARES Act.  Included in the table below are two loans totaling $29.3 million of loan level swaps.  Details with respect to loan modifications are as follows:

		Post-Modification
		Outstanding
	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	28	$9,900
Home equity lines of credit	3	643
Junior lien loan on residence	1	18
Multifamily property	7	22,595
Owner-occupied commercial real estate	2	990
Investment commercial real estate	3	34,416
Commercial and industrial	9	4,959
Commercial construction	1	451
Total	54	$73,972

The future performance of these loans, specifically beyond the term of the deferral, is uncertain.  To recognize a credit allowance commensurate with the existing risk, the Company assigned qualitative factors for each of the above portfolio classes for allowance purposes.

TROUBLED DEBT RESTRUCTURINGS:  The following table presents the troubled debt restructured loans, by collateral type, at December 31, 2020 and 2019:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2020	Relationships	2019	Relationships
Primary residential mortgage	$943	6	$4,231	20
Investment commercial real estate	—	—	17,919	2
Commercial and industrial	3,304	5	6,028	5
Total	$4,247	11	$28,178	27

At December 31, 2020, there were $4.0 million of troubled debt restructured loans included in nonaccrual loans above compared to $25.8 million at December 31, 2019. All troubled debt restructured loans are considered and included in impaired loans at December 31, 2020 and had specific reserves of $3,000. At December 31, 2019, all troubled debt restructured loans were considered and included in impaired loans and had specific reserves of $2.8 million.

Except as disclosed, the Company did not have any potential problem loans at December 31, 2020 or December 31, 2019 that caused Management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

Impaired loans totaled $16.2 million and $35.9 million at December 31, 2020 and 2019, respectively.  Impaired loans include nonaccrual loans of $11.4 million and $28.9 million at December 31, 2020 and 2019, respectively. Impaired loans also include accruing troubled debt restructuring loans of $201,000 at December 31, 2020 and $2.4 million at December 31, 2019.

The following table presents impaired loans, by collateral type, at December 31, 2020 and 2019.

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2020	Relationships	2019	Relationships
Primary residential mortgage	$1,490	11	$6,890	44
Home equity lines of credit	—	—	3	4
Junior lien loan on residence	—	—	19	1
Owner-occupied commercial real estate	807	3	379	2
Investment commercial real estate (1)	4,593	1	22,605	2
Commercial and industrial	9,314	10	6,028	—
Total	$16,204	25	$29,896	53
Specific reserves, included in the allowance for loan losses	$2,703		$2,800
(1)	The decrease was primarily due to the transfer of one loan totaling $10.0 million related to an assisted living facility to held for sale during 2020.

CONTRACTUAL OBLIGATIONS:  The following table shows the significant contractual obligations of the Company by expected payment period, as of December 31, 2020:

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Loan commitments	$691,739	$—	$—	$—	$691,739
Purchase obligations	7,981	16,099	8,192	—	32,272
Finance lease obligations	933	2,407	2,227	1,186	6,753
Operating lease obligations	2,397	3,510	2,193	1,637	9,737
Total contractual obligations	$703,050	$22,016	$12,612	$2,823	$740,501

Leases represent obligations entered into by the Company for the use of land and premises. The leases generally have escalation terms based upon certain defined indexes.  Common area maintenance charges may also apply and are adjusted annually based on the terms of the lease agreements.  The Company adopted the guidance in Topic 842 Leases effective January 1, 2019.  See Note 1 to Notes to Consolidated Financial Statements for further discussion.

Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist of contractual obligations under data processing service agreements. The Company also enters into various routine rental and maintenance contracts for facilities and equipment.  These contracts are generally for one year.

The Company is a limited partner in a Small Business Investment Company (“SBIC”).  As of December 31, 2020, the Company had unfunded commitments of $1.1 million for its investment in SBIC qualified funds.

OFF-BALANCE SHEET ARRANGEMENTS:  The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2020.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$12,650	$1,820	$—	$—	$14,470
Performance letters of credit	2,244	317	—	—	2,561
Interest rate lock commitments-residential mortgages	32,695	—	—	—	32,695
Total letters of credit	$47,589	$2,137	$—	$—	$49,726

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME:  The following table presents the major components of other income (excluding income from our wealth management operations, which is discussed separately):

	Years Ended December 31,			Change
(In thousands)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Service charges and fees	$3,155	$3,488	$3,502	$(333)	$(14)
Bank owned life insurance	1,273	1,321	1,381	(48)	(60)
Loan fee income	1,339	1,734	1,673	(395)	61
Gains on loans held for sale at fair value (mortgage banking)	3,266	721	334	2,545	387
Securities gains/(losses), net	281	117	(393)	164	510
Fee income related to loan level, back-to-back swaps	1,620	5,799	3,844	(4,179)	1,955
Gains/(losses) on loans held for sale at lower of cost or fair value	7,426	(10)	(4,392)	7,436	4,382
Gain on sale of SBA loans	1,766	2,145	1,636	(379)	509
Other income	773	1,018	3,363	(245)	(2,345)
Total other income	$20,899	$16,333	$10,948	$4,566	$5,385

2020 compared to 2019

The Company recorded total other income of $20.9 million, excluding wealth management fee income, reflecting an increase of $4.6 million, or 28 percent, compared to 2019 levels. The increase for 2020 was primarily attributable to a $7.4 million gain on sale of $355.0 million of PPP loans in 2020 partially offset by a decrease of $2.0 million in capital market activity (mortgage banking income, fee income related to loan level, back-to-back swaps, and gain on sale of SBA loans).

Income from the sale of newly originated residential mortgages loans increased $2.5 million to $3.3 million for the year ended December 31, 2020 when compared to $721,000 for the same period in 2019.  Such income was a result of the increased volume of residential mortgage loans originated for sale during 2020 due to significant increase in refinance activity in the current low rate environment.

Fee income related to loan level, back-to-back swaps was $1.6 million for 2020 compared to $5.8 million in 2019. The decrease was a result of decreased demand for this product due to the rate environment in 2020.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income.

The Company provides loans that are partially guaranteed by the SBA, for the purposes of providing working capital and/or financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up business.  All SBA loans are underwritten and documented as prescribed by the SBA.  The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio.  Gain on sale of SBA loans for 2020 decreased by $379,000 to $1.8 million of income related to the Company’s SBA lending and sale program from $2.1 million in 2019.

Income from the back-to-back swap and SBA programs are dependent on volume, and thus are not linear from year to year, as some years will be higher than others.

OPERATING EXPENSES:  The following table presents the major components of operating expenses:

	Years Ended December 31,			Change
(In thousands)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Compensation and employee benefits	$77,516	$70,129	$62,802	$7,387	$7,327
Premises and equipment	16,377	14,735	13,497	1,642	1,238
FDIC assessment	1,975	277	2,443	1,698	(2,166)
Other operating expenses:
Professional and legal fees	4,099	4,506	4,668	(407)	(162)
Telephone	1,432	1,361	1,077	71	284
Advertising	1,631	1,363	1,340	268	23
Provision for ORE losses	—	—	232	—	(232)
Amortization of intangible assets	1,287	1,043	1,187	244	(144)
Branch restructure	488	—	—	488	—
FHLB prepayment penalty	4,784	—	—	4,784	—
Valuation allowance loans held for sale	4,425	—	—	4,425	—
Other operating expenses	10,945	11,434	10,840	(489)	594
Total operating expense	$124,959	$104,848	$98,086	$20,111	$6,762

2020 compared to 2019

Operating expenses totaled $125.0 million in 2020, compared to $104.8 million in 2019, reflecting an increase of $20.1 million, or 19 percent.  Increased operating expenses in 2020 were principally attributable to:  compensation and employee benefits increase of $7.4 million which includes expenses related to the Point View acquisition completed on September 1, 2019; hiring in line with the Company’s strategic plan and normal salary increases; a $4.4 million valuation allowance for a loan held for sale; $4.8 million for the prepayment of FHLB advances; $278,000 for the closure of a retail branch; and $210,000 for the consolidation of two private banking locations. Further during 2020, FDIC expense increased $1.7 million due to credits applied in 2019 which were available to the banking industry in general. FDIC expense was also impacted by asset growth which negatively affected certain ratios used in calculating the assessment rate.

INCOME TAXES:  Income tax expense for the year ended December 31, 2020 was $5.8 million as compared to $18.7 million for 2019.  The effective tax rate for the year ended December 31, 2020 was 18.16 percent as compared to 28.26 percent for the year ended December 31, 2019.  The decrease in income tax expense and the effective rate for 2020 was primarily due to a $3.0 million Federal income tax benefit that resulted from a tax NOL carryback. The Company had a $23 million operating loss for tax purposes in 2018 (when the Federal tax rate was 21 percent) resulting from accelerated tax depreciation. Under the CARES Act, the Company was allowed to carry this NOL back to a period when the Federal tax rate was 35 percent, generating a permanent tax benefit.

The 2019 New Jersey Budget (“Budget”) established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million.  The surtax was effective as of January 1, 2018 and continues through 2020. In September 2020, New Jersey extended the surtax through December 31, 2023.  In addition, effective for taxable years beginning on or after January 1, 2019, banks will be required to file combined reports of taxable income including their parent holding company. New Jersey requires entities to report their real estate investment trust, registered investment company and investment company on a separate entity basis.

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

The Company strives to maintain capital levels in excess of internal “triggers” and in excess of those considered to be well capitalized under regulatory guidelines applicable to banks and bank holding companies. Maintaining an adequate capital position supports the Company’s goal of providing shareholders an attractive and stable long-term return on investment.

The Company’s capital position during 2020 was benefitted by net income of $26.2 million partially offset by the purchase of shares of $6.5 million through the Company’s stock repurchase program.

The Company employs quarterly capital stress testing – adverse case and severely adverse case.  In the December 31, 2020 severely, adverse case, no growth scenario, the Bank remains well capitalized over a two-year stress period.  With a Pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

At December 31, 2020, the Company’s GAAP capital as a percent of total assets was 8.95 percent.  At December 31, 2020, the Company’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 8.53 percent, 11.93 percent, 11.93 percent and 17.67 percent, respectively.  At December 31, 2020, the Bank’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 9.71 percent, 13.55 percent, 13.55 percent and 14.81 percent, respectively.  The Bank’s regulatory capital ratios are all above the ratios to be considered well capitalized under regulatory guidance.

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

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total capital
(to risk-weighted assets)	$600,478	14.81%	$405,587	10.00%	$324,469	8.00%	$425,866	10.50%

Tier I capital
(to risk-weighted assets)	549,575	13.55	324,469	8.00	243,352	6.00	344,749	8.50

Common equity tier I
(to risk-weighted assets)	549,540	13.55	263,631	6.50	182,514	4.50	283,911	7.00

Tier I capital
(to average assets)	549,575	9.71	283,083	5.00	226,466	4.00	226,466	4.00

As of December 31, 2019:
Total capital
(to risk-weighted assets)	$571,509	13.76%	$415,487	10.00%	$332,389	8.00%	$436,261	10.50%

Tier I capital
(to risk-weighted assets)	527,833	12.70	332,389	8.00	249,292	6.00	353,164	8.50

Common equity tier I
(to risk-weighted assets)	527,832	12.70	270,066	6.50	186,969	4.50	290,841	7.00

Tier I capital
(to average assets)	527,833	10.63	248,252	5.00	198,602	4.00	198,602	4.00

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total capital
(to risk-weighted assets)	$716,210	17.67%	N/A	N/A	$324,322	8.00%	$425,673	10.50%

Tier I capital
(to risk-weighted assets)	483,535	11.93	N/A	N/A	243,242	6.00	344,592	8.50

Common equity tier I
(to risk-weighted assets)	483,500	11.93	N/A	N/A	182,431	4.50	283,782	7.00

Tier I capital
(to average assets)	483,535	8.53	N/A	N/A	226,624	4.00	226,624	4.00

As of December 31, 2019:
Total capital
(to risk-weighted assets)	$590,614	14.20%	N/A	N/A	$332,783	8.00%	$436,778	10.50%

Tier I capital
(to risk-weighted assets)	463,521	11.14	N/A	N/A	249,587	6.00	353,582	8.50

Common equity tier I
(to risk-weighted assets)	463,520	11.14	N/A	N/A	187,190	4.50	291,185	7.00

Tier I capital
(to average assets)	463,521	9.33	N/A	N/A	198,792	4.00	198,792	4.00

(A)

The Basel Rules require the Company and the Bank to maintain a 2.5 percent “capital conservation buffer” on top of the minimum risk-weighted asset ratios.  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a three percent discount to market.  On January 30, 2019, the Company eliminated the three percent discount feature. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  All shares purchased through the Plan in both 2020 and 2019 were purchased in the open market.  During the year ended December 31, 2018, 542,302 of the shares purchased for the “Reinvestment Plan” were from authorized but unissued shares, while 778,407 shares were purchased in the open market. Such optional cash purchases provided $16.7 million of common equity in 2018.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $653.3 million at December 31, 2020. In addition, the Company had $622.7 million in securities designated as available for sale at December 31, 2020. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $598.3 million as of December 31, 2020 were pledged to secure public funds and for other purposes required or permitted by law.  However, only $10.2 million of that total is actually encumbered.  In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

For the year ended December 31, 2020, the Company’s balance sheet liquidity was funded by increased client deposits of $644.9 million and $177.1 million in borrowings through the PPPLF.  The Federal Reserve has supplied a source of liquidity to participating financial institutions through the PPPLF, which extends credit to eligible financial institutions, at a rate of 0.35 percent, taking the PPP loans as collateral at face value.  The Company utilized this facility to fund its PPP loans.

As of December 31, 2020, in addition to the $1.3 billion of balance sheet liquidity, the Company also had approximately $1.8 billion of secured funding from the FHLB and $987.7 million from the Federal Reserve Bank of New York, none of which was drawn.

Brokered interest-bearing demand (“overnight”) deposits decreased $70.0 million to $110.0 million at December 31, 2020.  The interest rate paid on these deposits allowed the Bank to fund operations at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk.  The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of December 31, 2020, the Company has transacted pay fixed, receive floating interest rate swaps totaling $270.0 million in notional amount.

The Company has a Board-approved Contingency Funding Plan. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.  The Company believes it has sufficient liquidity given the current environment created by the COVID-19 pandemic.

Peapack-Gladstone Financial Corporation is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to its shareholders, to repurchase shares of its common stock, and for other corporate purposes. Peapack-Gladstone Financial Corporation’s primary source of income is dividends received from the Bank. The Bank’s ability to pay dividends is governed by applicable law. In December 2020, the Company issued the 2020 Notes to certain institutional investors and retained $98.2 million of proceeds.  At December 31, 2020, Peapack-Gladstone Financial Corporation (unconsolidated basis) had liquid assets of $118.2 million.

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

PEAPACK PRIVATE:  The Peapack Private division includes:  investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.  Officers from Peapack Private are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, at private banking locations in Morristown, Princeton, Red Bank and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware in Greenville, Delaware, Lassus Wherley & Associates (“Lassus Wherley”), in New Providence, New Jersey and Bonita Springs, Florida and Point View Wealth Management (“Point View”) in Summit, New Jersey.

The following table presents certain key aspects of the Peapack Private’s performance for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,			Change
(In thousands)	2020	2019	2018	2020 vs 2019	2019 vs 2018
Total fee income	$40,861	$38,363	$33,245	$2,498	$5,118

Compensation and benefits (included in
Operating Expenses section above)	23,472	21,204	17,927	2,268	3,277

Other operating expense (included in
Operating Expenses section above)	11,718	10,977	9,781	741	1,196

Assets under management and/or
administration (AUM) (market value)	8.8 billion	7.5 billion	5.8 billion

2020 compared to 2019

The market value of assets under management and/or administration (“AUM”) at December 31, 2020 and 2019 was $8.8 billion and $7.5 billion, respectively, an increase of 17 percent year-over-year. This includes assets held at the Bank at December 31, 2020 and 2019 of $426.1 million and $208.6 million, respectively.  The increase in AUM was due to the acquisition of two registered investment advisory firms (“RIA”) and net organic growth during 2020, as well as market value appreciation.  Effective December 18, 2020, the Bank completed the lift out of teams from Lucas Capital Management, based in Red Bank, NJ, and from Noyes Capital Management, based in New Vernon, NJ, which combined contributed approximately $400 million of AUM/AUA at the time of acquisition.  Net organic growth and equity market appreciation contributed an additional $900 million in AUM.

Peapack Private management fees increased $2.5 million or 7 percent to $40.9 million for the year ended December 31, 2020 from $38.4 million in 2019.  The growth in fee income was due to several factors, including the acquisitions noted above, as well as continued new business, partially offset by normal levels of disbursements and outflows.

Peapack Private expenses increased to $35.2 million for the year ended December 31, 2020 from $32.2 million for 2019, an increase of $3.0 million, or 9 percent. Other operating expenses increased $741,000 or 7 percent to $11.7 million for the year ended 2020 when compared to 2019. Compensation and benefits expense totaled $23.5 million and $21.2 million for the years ended December 31, 2020 and 2019, respectively, increasing $2.3 million or 11 percent.  Operating expenses relative to Peapack Private reflected increases due to a full year of expenses from Point View, acquired effective September 1, 2019 and overall growth in the business, new hires and select third party expenditures.  Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.  Generally, revenue and profitability related to the new personnel will lag expenses by several quarters.

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

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $270.0 million as of December 31, 2020.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of December 31, 2020, $823.1 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2020. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of December 31, 2020.

In an immediate and sustained 100 basis point increase in market rates at December 31, 2020, net interest income would increase approximately 8.5 percent for year 1 and 12.9 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2020, net interest income for year 1 would increase approximately 15.0 percent, when compared to a flat interest rate scenario.  In year 2, this sensitivity improves to an increase of 23.0 percent, when compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2020.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$672,275	$76,939	12.92%	11.73%	164
+100	637,749	42,413	7.12	10.97	88
Flat interest rates	595,336	—	—	10.09	—
-100	539,295	(56,041)	(9.41)	9.13	(96)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of December 31, 2020, and that net interest income would be expected to increase in a rising rate environment but decline in a falling rate environment.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Peapack-Gladstone Financial Corporation

Bedminster, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan and Lease Losses – Qualitative Factors

As described in Note 3 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses balance was $67,309,000 at December 31, 2020, which consists of two components: specific and general allocations.  The allowance for loan and lease losses is the estimated amount considered necessary to cover probable and reasonably estimable incurred credit losses in the loan and lease portfolio at the balance sheet date.  The calculation of the allowance for loan and lease losses involves significant estimates and subjective assumptions, which requires a high degree of judgment relating to the Company’s loan and lease portfolio, the external operating environment, and the Company’s ability to monitor and manage the loan portfolio and how those items impact probable incurred losses within the loan and lease portfolio.  Changes in these judgments, assumptions or estimates could materially impact results of operations.

The Company’s general allocation includes reserve factors for historical charge-offs and qualitative factors.  The qualitative factor component involves an evaluation of items including: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The evaluation of these items results in qualitative factors, which contribute significantly to the general component of the estimate of the allowance for loan and lease losses.  We identified the estimate of the aggregate effect of the qualitative factors on the allowance for loan and lease losses as a critical audit matter as it involved especially subjective auditor judgment.  Auditing management’s determination of qualitative factors involved especially subjective auditor judgment because management’s estimate relies on a qualitative analysis to determine the quantitative impact the items have on the allowance.  Management’s analysis of these items requires significant judgment.

The primary procedures we performed to address this critical audit matter included:

•	Testing the effectiveness of controls over the evaluation of the items used to estimate the qualitative factors, including controls addressing
o	The data used as the basis for the adjustments relating to qualitative factors
o	Management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative factors and the resulting allocation to the allowance
•	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative factors which included:
o	Evaluation of the data used as a basis for the adjustments relating to qualitative factors
o

Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative factors and the resulting allocation to the allowance

o	Analytically evaluating the general allocation component year over year for reasonableness

/s/Crowe LLP

We have served as the Company's auditor since 2006.

Livingston, New Jersey

March 12, 2021

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share and per share data)	2020	2019
ASSETS
Cash and due from banks	$10,629	$6,591
Federal funds sold	102	102
Interest-earning deposits	642,591	201,492
Total cash and cash equivalents	653,322	208,185
Securities available for sale	622,689	390,755
Equity security, at fair value	15,117	10,836
FHLB and FRB stock, at cost	13,709	24,068
Loans held for sale, at fair value	13,588	2,881
Loans held for sale, at lower of cost or fair value	18,520	14,667
Loans	4,372,437	4,394,137
Less: allowance for loan losses	67,309	43,676
Net loans	4,305,128	4,350,461
Premises and equipment	21,609	20,913
Other real estate owned	50	50
Accrued interest receivable	22,495	10,494
Bank owned life insurance	46,809	46,128
Goodwill	33,103	30,208
Other intangible assets	10,788	10,380
Finance lease right-of-use assets	4,330	5,078
Operating lease right-of-use assets	9,421	12,132
Other assets	99,764	45,643
Total assets	$5,890,442	$5,182,879
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$833,500	$529,281
Interest-bearing deposits:
Checking	1,849,254	1,510,363
Savings	130,731	112,652
Money market accounts	1,298,885	1,196,313
Certificates of deposit - retail	530,222	633,763
Certificates of deposit - listing service	32,128	47,430
Subtotal deposits	4,674,720	4,029,802
Interest-bearing demand – Brokered	110,000	180,000
Certificates of deposit - Brokered	33,764	33,709
Total deposits	4,818,484	4,243,511
Short-term borrowings	15,000	128,100
FHLB advances	—	105,000
Paycheck Protection Program Liquidity Facility	177,086	—
Finance lease liabilities	6,753	7,598
Operating lease liabilities	9,737	12,423
Subordinated debt, net	181,794	83,417
Deferred tax liabilities, net	32,978	26,151
Due to brokers, securities settlements	—	7,951
Accrued expenses and other liabilities	121,488	65,076
Total liabilities	5,363,320	4,679,227
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 20,342,881 at December 31, 2020 and 20,074,766 at December 31, 2019; outstanding shares, 18,974,703 at December 31, 2020 and 18,926,810 at December 31, 2019)	16,958	16,733
Surplus	326,592	319,375
Treasury stock at cost (1,368,178 shares at December 31, 2020 and 1,147,956 shares at December 31, 2019)	(36,477)	(29,990)
Retained earnings	221,441	199,029

Accumulated other comprehensive loss	(1,392)	(1,495)
Total shareholders’ equity	527,122	503,652
Total liabilities and shareholders’ equity	$5,890,442	$5,182,879

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2020	2019	2018
INTEREST INCOME
Loans, including fees	$155,790	$165,663	$148,576
Securities available for sale:
Taxable	8,782	10,228	8,903
Tax-exempt	210	322	401
Interest-earning deposits	968	4,457	1,806
Total interest income	165,750	180,670	159,686
INTEREST EXPENSE
Checking accounts	6,425	13,697	8,125
Savings and money market accounts	7,102	18,589	12,806
Certificates of deposit	11,476	14,210	9,938
Borrowed funds	3,976	3,941	3,606
Finance lease liability	343	382	418
Subordinated debt	4,992	4,895	4,887
Subtotal – interest expense	34,314	55,714	39,780
Interest-bearing demand - brokered	2,773	3,457	3,135
Interest on certificates of deposits – brokered	1,061	1,225	1,608
Total interest expense	38,148	60,396	44,523
Net interest income before provision for loan and lease losses	127,602	120,274	115,163
Provision for loan and lease losses	32,400	4,000	3,550
Net interest income after provision for loan and lease losses	95,202	116,274	111,613
OTHER INCOME
Wealth management fee income	40,861	38,363	33,245
Service charges and fees	3,155	3,488	3,502
Bank owned life insurance	1,273	1,321	1,381
Gain on loans held for sale at fair value (mortgage banking)	3,266	721	334
Gain/(loss) on loans held for sale at lower of cost or fair value	7,426	(10)	(4,392)
Fee income related to loan level, back-to-back swaps	1,620	5,799	3,844
Gain on sale of SBA loans	1,766	2,145	1,636
Other income	2,112	2,752	5,036
Securities gains/(losses), net	281	117	(393)
Total other income	61,760	54,696	44,193
OPERATING EXPENSES
Compensation and employee benefits	77,516	70,129	62,802
Premises and equipment	16,377	14,735	13,497
FDIC insurance expense	1,975	277	2,443
FHLB prepayment penalty	4,784	—	—
Valuation allowance loans held for sale	4,425	—	—
Other operating expenses	19,882	19,707	19,344
Total operating expenses	124,959	104,848	98,086
Income before income tax expense	32,003	66,122	57,720
Income tax expense	5,811	18,688	13,550
Net income	$26,192	$47,434	$44,170

EARNINGS PER SHARE
Basic	$1.39	$2.46	$2.33
Diluted	1.37	2.44	2.31

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2020	2019	2018
Net income	$26,192	$47,434	$44,170
Other comprehensive (loss)/income:
Unrealized gains/(losses) on available for sale securities:
Unrealized gains/(losses) arising during the period	5,962	5,305	(1,462)

Less: Reclassification adjustment for net losses/(gains) included in net income	—	—	288
	5,962	5,305	(1,174)
Tax effect	(1,447)	(1,293)	255
Net of tax	4,515	4,012	(919)

Unrealized (loss)/gain on cash flow hedge
Unrealized holding (loss)	(5,860)	(4,252)	(328)
Reclassification adjustment for losses included in net income	(89)	(223)	(124)
	(5,949)	(4,475)	(452)
Tax effect	1,537	1,313	111
Net of tax	(4,412)	(3,162)	(341)

Total other comprehensive income/(loss)	103	850	(1,260)

Total comprehensive income	$26,295	$48,284	$42,910

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except share and per share data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance at January 1, 2018
18,619,634 common shares outstanding	$—	$15,858	$283,552	$(8,988)	$114,468	$(1,212)	$403,678
Cumulative effect adjustment for adoption of ASU 2016-01					(127)	127	—
Balance at January 1, 2018, adjusted	$—	$15,858	$283,552	$(8,988)	$114,341	$(1,085)	$403,678
Net income 2018					44,170		44,170
Other comprehensive loss						(1,260)	(1,260)
Restricted stock units issued 90,771 shares		76	(76)				—
Restricted stock forfeitures, (94,034) shares		(78)	78				—
Restricted stock units/awards repurchased on vesting to pay taxes, (45,404) shares		(38)	(1,502)				(1,540)
Amortization of restricted stock awards/units			4,445				4,445
Cash dividends declared on common stock ($0.20 per share)					(3,712)		(3,712)
Common stock options exercised, 23,148 net of 2,374 used to exercise and related taxes benefits, 20,774 shares		19	256				275
Sales of shares (Dividend Reinvestment Program), 542,302 shares		452	16,225				16,677
Issuance of shares for Employee Stock Purchase plan, 29,273 shares		24	934				958
Issuance of shares for Employee’s Savings and Investment plan 34,449 shares		29	1,010				1,039
Issuance of common stock for acquisition, 139,897 shares		117	4,166				4,283
Balance at December 31, 2018
19,337,662 common shares outstanding	$—	$16,459	$309,088	$(8,988)	$154,799	$(2,345)	$469,013

Cumulative adjustment for Leases (ASU 842)					661		661
Balance at January 1, 2019, adjusted	$—	$16,459	$309,088	$(8,988)	$155,460	$(2,345)	$469,674
Net income 2019					47,434		47,434
Other comprehensive income						850	850
Restricted stock units issued 144,026 shares		120	(120)				—
Restricted stock units/awards repurchased on vesting to pay taxes, (40,197) shares		(33)	(1,073)				(1,106)
Amortization of restricted stock awards/units			5,909				5,909
Cash dividends declared on common stock ($0.20 per share)					(3,865)		(3,865)
Common stock options exercised, 18,660 shares		15	236				251
Issuance of shares for Employee Stock Purchase plan, 18,740 shares		16	517				533
Shares repurchase, (739,778) shares				(21,002)			(21,002)
Issuance of common stock for acquisition, 184,806 shares		154	4,820				4,974
Exercise of warrants, 7,109 net of 4,218 shares used to exercise, 2,891 shares		2	(2)				—
Balance at December 31, 2019
18,926,810 common shares outstanding	$—	$16,733	$319,375	$(29,990)	$199,029	$(1,495)	$503,652

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance at January 1, 2020	$—	$16,733	$319,375	$(29,990)	$199,029	$(1,495)	$503,652
Net income 2020					26,192		26,192
Other comprehensive income						103	103
Restricted stock units issued 170,575 shares		142	(142)				—
Restricted stock units/awards repurchased on vesting to pay taxes, (43,935) shares		(37)	(704)				(741)
Amortization of restricted awards/units			6,875				6,875
Cash dividends declared on common stock ($0.20 per share)					(3,780)		(3,780)
Share repurchase, (220,222) shares				(6,487)			(6,487)
Common stock options exercised, 19,860 net of 2,149 used to exercise and related taxes benefits, 17,711 shares		17	213				230
Exercise of warrants, 20,000 net of 13,469 shares used to exercise, 6,531 shares		6	(6)				—
Issuance of shares for Employee Stock Purchase Plan, 56,849 shares		47	1,031				1,078
Issuance of common stock for acquisition, 60,384 shares		50	(50)				—
Balance at December 31, 2020
18,974,703 common shares outstanding	$—	$16,958	$326,592	$(36,477)	$221,441	$(1,392)	$527,122

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2020	2019	2018
Operating activities:
Net income	$26,192	$47,434	$44,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,127	3,122	3,127
Amortization of premium and accretion of discount on securities, net	5,009	1,782	1,399
Amortization of restricted stock	6,875	5,909	4,445
Amortization of intangible assets	1,287	1,043	1,187
Amortization of subordinated debt costs	224	224	169
Provision for loan and lease losses	32,400	4,000	3,550
Valuation allowance loans held for sale	4,425	—	232
Stock-based compensation and employee stock purchase plan expense	224	158	189
Deferred tax expense	8,225	10,013	17,042
Fair value adjustment for equity security	(281)	(117)	105
Loss on sale of securities, available for sale, net	—	—	288
Proceeds from sales of loans held for sale (1)	187,704	73,709	44,483
Loans originated for sale (1)	(194,735)	(75,588)	(44,075)
Gain on loans held for sale (1)	(5,032)	(2,866)	(1,970)
(Gain)/loss on sale of loans held for sale at lower of cost or fair value	(7,426)	10	4,392
Loss on sale of other real estate owned	—	—	58
Gain on death benefit	—	—	(3,000)
Increase in cash surrender value of life insurance, net of split dollar liability	(681)	(775)	(767)
(Increase)/decrease in accrued interest receivable	(12,001)	328	(1,362)
(Increase)/decrease in other assets	(8,096)	5,111	(8,485)
(Decrease)/increase in accrued expenses and other liabilities	(10,720)	12,799	(929)
Net cash provided by operating activities	36,720	86,296	64,248
Investing activities:
Principal repayments, maturities and calls of securities available for sale	217,072	208,625	79,313
Redemptions for FHLB & FRB stock	39,462	34,427	87,602
Sales of securities available for sale	—	—	19,542
Purchase of securities available for sale	(448,053)	(209,971)	(156,893)
Purchase of equity securities	(4,000)	(6,000)	—
Purchase of FHLB & FRB stock	(29,103)	(39,962)	(92,758)
Proceeds from sale of loans held for sale at lower of cost or fair value	372,406	4,984	126,898
Net increase in loans, net of participations sold	(354,544)	(478,099)	(358,652)
Sales of other real estate owned	—	336	1,800
Purchases of premises and equipment	(3,075)	(1,705)	(1,059)
Purchase of wealth management company	(4,160)	(2,600)	(3,500)
Proceeds from death benefit	—	3,000	—
Net cash used in investing activities	(213,995)	(486,965)	(297,707)

	Years Ended December 31,
	2020	2019	2018
Financing activities:
Net increase in deposits	574,973	348,171	196,986
Net (decrease)/increase in short-term borrowings	(113,100)	128,100	—
Proceeds from FHLB advances	—	—	105,000
Proceeds from Paycheck Protection Program Liquidity Facility	535,838	—	—
Repayments of Paycheck Protection Program Liquidity Facility	(358,752)	—	—
Repayments of FHLB advances	(105,000)	(3,000)	(34,898)
Dividends paid on common stock	(3,780)	(3,865)	(3,712)
Exercise of stock options, net stock swaps	230	251	275
Restricted stock repurchased on vesting to pay taxes	(741)	(1,106)	(1,540)
Proceeds from issuance of subordinated debt	98,153	—	—
Sale of common shares (Dividend Reinvestment Program)	—	—	16,677
Issuance of shares for employee’s savings and investment plan	—	—	1,039
Issuance of shares for employee stock purchase plan	1,078	532	958
Purchase of treasury shares	(6,487)	(21,002)	—
Net cash provided by financing activities	622,412	448,081	280,785
Net increase in cash and cash equivalents	445,137	47,412	47,326
Cash and cash equivalents at beginning of year	208,185	160,773	113,447
Cash and cash equivalents at end of year	$653,322	$208,185	$160,773
Supplemental disclosures of cash flow information

Cash paid during the year for:
Interest	$38,281	$60,293	$42,768
Income taxes, net	9,786	3,595	3,605
Transfer of loans to loans held for sale	367,477	15,064	137,317
Transfer of loans to other real estate owned	—	386	—
Security purchase settled in subsequent period	—	7,959	—
Acquisitions (Note 21)
Goodwill	2,895	5,791	7,310
Customer relationship & other intangibles	1,695	3,441	2,440
Right-of-use asset obtained in exchange for lease obligation	—	7,012	—

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

Business: The Bank is a commercial bank that provides innovative private banking services to businesses, non-profits and consumers. Wealth management services are also provided through its subsidiaries, PGB Trust & Investments of Delaware, MCM, Lassus Wherley and Point View. The Bank is subject to competition from other financial institutions, is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Peapack Private includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust and Investments of Delaware, MCM, Lassus Wherley and Point View.  Wealth management fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of AUM at month-end.  Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e. trade date).

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

Securities: All debt securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. The Company also has an investment in a CRA investment fund, which is classified as an equity security.  In accordance with ASU 2016-01, “Financial Instruments” unrealized holding gains and losses on equity securities are marked to market through the income statement.

Interest income includes amortization of purchase premiums and discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated and premiums on callable debt securities, which are amortized to the earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, Management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) other-than-temporary impairment related to credit loss, which is recognized in the income statement and (2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $65.5 million and $51.9 million as of December 31, 2020 and 2019, respectively.  SBA loans held for sale totaled $6.0 million and $4.6 million as of December 31, 2020 and 2019, respectively.  The servicing asset recorded was not material.

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

Loans are considered past due when they are not paid within 30 days in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments, but do not diminish the borrower’s obligation. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally after the Bank receives contractual payments for a minimum of six consecutive months. Commercial loans are generally charged off, in whole or in part, after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Nonaccrual mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in New Jersey, New York and Pennsylvania.

Allowance for Loan Losses: The allowance for loan and lease losses is a valuation allowance for credit losses that is Management’s estimate of probable incurred losses in the loan portfolio.  The process to determine reserves utilizes analytical tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an impairment analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the size and composition of the portfolio, information about specific borrower situations, estimated collateral values, asset quality information, economic conditions and other factors. Allocations of the allowance may be made for specific loans via a specific reserve, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:  levels of and trends in delinquencies, charge-offs and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both December 31, 2020 and 2019, respectively, the multiple was 2.25 times for non-impaired special mention loans and 3.5 times for non-impaired substandard loans.

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

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP.

The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under Accounting Standards Codification (“ASC”) 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met.  This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan.  In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40.  The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan and lease losses on its loan portfolio.  The Company approved total loan modifications under the CARES Act of $946.3 million, of which $74.0 million remain as of December 31, 2020.

Another key program under the CARES Act is the Paycheck Protection Program (“PPP”) administered by the SBA which provided funding to qualifying businesses and organizations.  Under this program, the Company provided funding of approximately $600 million.  In the third quarter of 2020, the Company sold approximately $355.0 million of such loans, servicing released to a third party.  The Company has approximately $195.6 million of PPP loans remaining on its balance sheet as of December 31, 2020 and believes that the majority of these loans will be forgiven by the SBA. These loans are fully guaranteed by the SBA and provide for full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. Loans that do not meet the forgiveness criteria will enter a repayment period of 2 or 5 years.

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

Asset risk in PCC’s portfolio is generally recognized through changes to loan income of PCC, or through changes to lease related income streams due to fluctuations in lease rates. Changes to lease income can occur when the existing lease contract expires, the asset comes off lease or the business seeks to enter a new lease agreement.  Asset risk may also change depreciation, resulting from changes in the residual value of the operating lease asset or through impairment of the asset carrying value, which can occur at any time during the life of the asset.

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

The Company also offers facility specific / loan level swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution / swap counterparty (loan level / back to back swap program).  The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”).  The notional amount of the swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts.  The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The Company is exposed to losses if a customer counterparty fails to make its payments under a contract in which the Company is in a net receiving position.  At this time, the Company anticipates that its counterparties will be able to fully satisfy their obligations under the agreements.  All of the contracts to which the Company is a party settle monthly.  Further, the Company has netting agreements with the dealers with which it does business.

Income Taxes:  The Company files a consolidated Federal income tax return. State income tax returns are filed either on a combined or separate company basis based on the current laws and regulations of the state.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2017 or by state and local tax authorities for years prior to 2016.

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

Employee Stock Purchase Plan (“ESPP”): In July 2019, the Board appointed ESPP “Committee” revised the ESPP. The ESPP provides for the granting of purchase rights of up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. In May 2020, shareholders approved an increase of 200,000 shares of Peapack-Gladstone Financial Corporation common stock to be issued under the ESPP.  Subject to certain eligibility requirements and restrictions, the ESPP provided for a single Offering Period of twelve months in duration, which commenced on May 16, 2019 and ended on May 15, 2020.  During the second quarter of 2020, the ESPP was revised to allow for the purchase of shares during four three-month Offering Periods.  The first Offering Period under this revised plan commenced on May 16, 2020.  The next three future Offering Periods commenced on August 16, November 16 and February 16.  Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between one percent and 15 percent of their compensation. At the end of each Offering Period on the purchase date, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price. The purchase price is an amount equal to 85 percent of the closing market price of a share of common stock on the purchase date. Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the period without penalty. The fair value of each share purchase right is determined using the Black-Scholes option pricing model. The Company recorded $224,000, $158,000 and $189,000 of expense in salaries and employee benefits expense for the twelve months ended December 31, 2020, 2019 and 2018, respectively.  Total shares issued under the ESPP were 56,849, 18,740 and 29,273 during 2020, 2019 and 2018, respectively.

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

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018:

(In thousands, except share and per share data)	2020	2019	2018
Net income available to common shareholders	$26,192	$47,434	$44,170
Basic weighted average shares outstanding	18,896,825	19,268,870	18,965,305
Plus: common stock equivalents	184,362	142,578	183,340
Diluted weighted average shares outstanding	19,081,187	19,411,448	19,148,645
Earnings per share:
Basic	$1.39	$2.46	$2.33
Diluted	1.37	2.44	2.31

Restricted stock units totaling 393,501, 277,677 and 257,422 were not included in the computation of diluted earnings per share because they were anti-dilutive as of December 31, 2020, 2019 and 2018, respectively. Anti-dilutive shares are common stock equivalents with weighted average grant date values in excess of the average market value for the periods presented.

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

Shareholders’ Equity:  Stock dividends in excess of 20 percent are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20 percent or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings. Treasury stock is carried at cost.

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

Other intangible assets primarily consist of customer relationship intangible assets arising from acquisitions are amortized on an accelerated method over their estimated useful lives, which range from 5 to 15 years.  Management determined that there was no impairment of goodwill or intangible assets related to the events created by the COVID-19 pandemic.

Reclassification: Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2020 presentation and had no effect on the consolidated income statements or the consolidated statements of changes in shareholders’ equity.

Accounting Pronouncements:  On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, and certain other contracts.  The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  This ASU will be effective for public business entities (PBEs) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has elected to delay the adoption of ASU 2016-13, as approved by the CARES Act, until January 1, 2021. The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio.  The Company is also currently evaluating the impact the CECL model will have on our accounting and allowance for loans losses. The Company has selected a third-party firm to assist in the development of a CECL model to assist in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company is also in the process of updating its policies and internal controls accordingly. The Company expects to recognize a one-time cumulative-effect adjustment to our ALLL as of January 1, 2021, consistent with regulatory expectations set forth in interagency guidance. The Company estimates that the one-time adjustment to our ALLL will not have a material impact on our consolidated financial condition upon adoption.

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

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the consolidated statements of condition as of December 31, 2020 and 2019 follows:

	2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasuries	$2,613	$—	$—	$2,613
U.S. government-sponsored agencies	84,424	2	(655)	83,771
Mortgage-backed securities-residential	467,915	8,604	(461)	476,058
SBA pool securities	49,457	31	(359)	49,129
State and political subdivisions	7,987	102	—	8,089
Corporate bond	3,000	29	—	3,029
Total	$615,396	$8,768	$(1,475)	$622,689

	2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. government-sponsored agencies	$34,961	$37	$(214)	$34,784
Mortgage-backed securities-residential	337,489	2,365	(950)	338,904
SBA pool securities	2,799	—	(15)	2,784
State and political subdivisions	11,175	41	(1)	11,215
Corporate bond	3,000	68	—	3,068
Total	$389,424	$2,511	$(1,180)	$390,755

The amortized cost and fair value of investment securities available for sale as of December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities, marketable equity securities are shown separately.

(In thousands)
Maturing in:	Amortized Cost	Fair Value
One year or less	$5,500	$5,515
After one year through five years	5,100	5,187
After five years through ten years	37,473	37,177
After ten years	49,951	49,623
	98,024	97,502
Mortgage-backed securities-residential	467,915	476,058
SBA pool securities	49,457	49,129
Total	$615,396	$622,689

Securities available for sale with a fair value of $598.3 million and $374.6 million as of December 31, 2020 and December 31, 2019, respectively, were pledged, but not necessarily encumbered, to secure public funds and for other purposes required or permitted by law.

The following is a summary of the gross gains, gross losses and net tax benefit related to proceeds on sales of securities available for sale for the years ended December 31:

(In thousands)	2020	2019	2018
Proceeds on sales	$—	$—	$19,542
Gross gains	—	—	45
Gross losses	—	—	(333)
Net tax benefit	—	—	(68)

The following table presents the Company’s available for sale securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2020 and 2019.

	2020
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government- sponsored agencies	$73,769	$(655)	$—	$—	$73,769	$(655)
Mortgage-backed securities-residential	103,340	(430)	13,914	(31)	117,254	(461)
SBA pool securities	39,720	(343)	2,095	(16)	41,815	(359)
Total	$216,829	$(1,428)	$16,009	$(47)	$232,838	$(1,475)

	2019
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government- sponsored agencies	$19,758	$(214)	$—	$—	$19,758	$(214)
Mortgage-backed securities-residential	78,982	(382)	69,142	(568)	148,124	(950)
SBA pool securities	—	—	2,784	(15)	2,784	(15)
State and political subdivisions	783	(1)	—	—	783	(1)
Total	$99,523	$(597)	$71,926	$(583)	$171,449	$(1,180)

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

No other-than-temporary impairment charges were recognized in 2020, 2019 or 2018.

The Company has an investment in a CRA investment fund with a fair value of $15.1 million and $10.8 million at December 31, 2020 and 2019, respectively.  The investment is classified as an equity security in our Consolidated Statements of Condition. During the first quarter of 2018, the Company adopted ASU 2016-01 “Financial Instruments” which resulted in the reclassification of the Company’s investment in the CRA investment fund from available for sale to equity securities, which resulted in gains of $281,000 and $117,000 for the years ended December 31, 2020 and 2019, respectively, and a loss of $105,000 for the year ended December 31, 2018.  This amount is included in securities gains/(losses), net on the Consolidated Statements of Income.

3.  LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2020	Loans	2019	Loans
Residential mortgage	$502,829	11.50%	$549,138	12.50%
Multifamily mortgage	1,126,946	25.77	1,210,003	27.54
Commercial mortgage	691,294	15.81	761,244	17.32
Commercial loans (including equipment financing) (A)	1,950,981	44.62	1,756,477	39.97
Commercial construction	12,600	0.29	5,306	0.12
Home equity lines of credit	50,546	1.15	57,248	1.30
Consumer loans, including fixed rate home equity loans	37,016	0.85	54,372	1.24
Other loans	225	0.01	349	0.01
Total loans	$4,372,437	100.00%	$4,394,137	100.00%
(A)	The December 31, 2020 balance includes PPP loans of $195.6 million.

In determining an appropriate amount for the allowance for loan losses (“ALLL”), the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio classes have been identified as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2020	Loans	2019	Loans
Primary residential mortgage	$512,841	11.74%	$578,306	13.17%
Home equity lines of credit	50,545	1.16	57,248	1.30
Junior lien loan on residence	4,527	0.10	7,011	0.16
Multifamily property	1,126,946	25.79	1,210,003	27.56
Owner-occupied commercial real estate	253,447	5.80	249,419	5.68
Investment commercial real estate	995,613	22.79	1,095,182	24.95
Commercial and industrial (A)	1,059,399	24.24	867,295	19.76
Lease financing	305,931	7.00	258,401	5.89
Farmland/Agricultural production	3,068	0.07	3,043	0.07
Commercial construction	12,773	0.29	5,520	0.13
Consumer and other	44,483	1.02	58,213	1.33
Total loans	$4,369,573	100.00%	$4,389,641	100.00%
Net deferred costs	2,864		4,496
Total loans including net deferred costs	$4,372,437		$4,394,137
(A)	The December 31, 2020 balance includes PPP loans of $195.6 million.

The Company sold loans issued under the PPP totaling $355.0 million during 2020 resulting in a gain on sale of loans of $7.4 million.  The Company sold one C&I loan which totaled $5.0 million during 2019 resulting in a loss on sale of loans sold of $10,000.  The Company sold approximately $131.3 million in multifamily whole loans during 2018 resulting in a loss on sale of approximately $4.4 million.

The Company, through the Bank, may extend credit to officers, directors and their associates. These loans are subject to the Company’s normal lending policy and Federal Reserve Bank Regulation O.

The following table shows the changes in loans to officers, directors and their associates:

(In thousands)	2020	2019
Balance, beginning of year	$4,164	$4,574
New loans	1,094	1,345
Repayments	(1,457)	(1,551)
Loans with individuals no longer considered related parties	—	(204)
Balance, at end of year	$3,801	$4,164

The following tables present the loan balances by portfolio segment, based on impairment method, and the corresponding balances in the ALLL as of December 31, 2020 and 2019:

December 31, 2020
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$1,490	$3	$511,351	$2,902	$512,841	$2,905
Home equity lines of credit	—	—	50,545	218	50,545	218
Junior lien loan on residence	—	—	4,527	15	4,527	15
Multifamily property	—	—	1,126,946	9,945	1,126,946	9,945
Owner-occupied commercial real estate	807	—	252,640	3,050	253,447	3,050
Investment commercial real estate	4,593	—	991,020	27,713	995,613	27,713
Commercial and industrial	9,314	2,700	1,050,085	16,347	1,059,399	19,047
Lease financing	—	—	305,931	3,936	305,931	3,936
Secured by farmland and agricultural production	—	—	3,068	43	3,068	43
Commercial construction	—	—	12,773	158	12,773	158
Consumer and other	—	—	44,483	279	44,483	279
Total ALLL	$16,204	$2,703	$4,353,369	$64,606	$4,369,573	$67,309

December 31, 2019
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$6,890	$215	$571,416	$1,875	$578,306	$2,090
Home equity lines of credit	3	—	57,245	128	57,248	128
Junior lien loan on residence	19	—	6,992	13	7,011	13
Multifamily property	—	—	1,210,003	6,037	1,210,003	6,037
Owner-occupied commercial real estate	379	—	249,040	2,064	249,419	2,064
Investment commercial real estate	22,605	1,000	1,072,577	14,988	1,095,182	15,988
Commercial and industrial	6,028	1,585	861,267	12,768	867,295	14,353
Lease financing	—	—	258,401	2,642	258,401	2,642
Secured by farmland and agricultural production	—	—	3,043	38	3,043	38
Commercial construction	—	—	5,520	27	5,520	27
Consumer and other	—	—	58,213	296	58,213	296
Total ALLL	$35,924	$2,800	$4,353,717	$40,876	$4,389,641	$43,676

Impaired loans included nonaccrual loans of $11.4 million at December 31, 2020 and $28.9 million at December 31, 2019. The decrease in impaired loans was due to the transfer of several residential and commercial loans totaling $18.5 million that were transferred to held for sale during 2020.  The Company recorded a charge-off of $5.9 million related to these loans upon transfer to held for sale in 2020.  Impaired loans also included performing troubled debt restructured loans of $201,000 at December 31, 2020 and $2.4 million at December 31, 2019.  At December 31, 2020, the allowance allocated to troubled debt restructured loans totaled $3,000 of which none was allocated to nonaccrual loans.  At December 31, 2019, the allowance allocated to troubled debt restructured loans totaled $2.8 million of which $2.7 million was allocated to nonaccrual loans. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of December 31, 2020.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2020 and 2019:

	December 31, 2020
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$1,601	$1,328	$—	$5,544
Owner-occupied commercial real estate	817	807	—	516
Investment commercial real estate	4,593	4,593	—	6,582
Commercial and industrial	7,137	4,314	—	1,677
Total loans with no related allowance	$14,148	$11,042	$—	$14,319
With related allowance recorded:
Primary residential mortgage	$162	$162	$3	$526
Commercial and industrial	5,000	5,000	2,700	4,140
Total loans with related allowance	$5,162	$5,162	$2,703	$4,666
Total loans individually evaluated for impairment	$19,310	$16,204	$2,703	$18,985

	December 31, 2019
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$7,310	$6,071	$—	$7,186
Owner-occupied commercial real estate	450	379	—	1,099
Investment commercial real estate	9,663	8,138	—	14,115
Home equity lines of credit	5	3	—	77
Junior lien loan on residence	92	19	—	29
Total loans with no related allowance	$17,520	$14,610	$—	$22,506
With related allowance recorded:
Primary residential mortgage	$819	$819	$215	$1,011
Investment commercial real estate	15,064	14,467	1,000	4,832
Commercial and industrial	6,229	6,028	1,585	3,685
Total loans with related allowance	$22,112	$21,314	$2,800	$9,528
Total loans individually evaluated for impairment	$39,632	$35,924	$2,800	$32,034

Interest income recognized on impaired loans during 2020, 2019 and 2018 was not material.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2020 and 2019:

	December 31, 2020
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,328	$—
Owner-occupied commercial real estate	807	—
Commercial and industrial	9,275	—
Total	$11,410	$—

	December 31, 2019
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$4,533	$—
Home equity lines of credit	3	—
Junior lien loan on residence	19	—
Owner-occupied commercial real estate	379	—
Investment commercial real estate	17,919	—
Commercial and industrial	6,028	—
Total	$28,881	$—

The following tables present the recorded investment in past due loans as of December 31, 2020 and 2019 by class of loans, excluding nonaccrual loans:

	December 31, 2020
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,900	$141	$—	$3,041
Home equity lines of credit	181	—	—	181
Junior lien loan on residence	—	25	—	25
Multifamily property	—	269	—	269
Owner-occupied commercial real estate	268	—	—	268
Commercial and industrial	497	772	—	1,269
Total	$3,846	$1,207	$—	$5,053

	December 31, 2019
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,264	$—	$—	$1,264
Home equity lines of credit	80	—	—	80
Commercial and industrial	566	—	—	566
Total	$1,910	$—	$—	$1,910

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

The table below presents, based on the most recent analysis performed, the risk category of loans by class of loans for December 31, 2020 and 2019.

December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$504,795	$1,398	$6,648	$—
Home equity lines of credit	50,068	—	477	—
Junior lien loan on residence	4,483	—	44	—
Multifamily property	1,121,145	5,441	360	—
Owner-occupied commercial real estate	240,638	10,417	2,392	—
Investment commercial real estate	893,115	91,162	11,336	—
Commercial and industrial	989,281	53,604	16,514	—
Lease financing	305,931	—	—	—
Secured by farmland and agricultural	3,068	—	—	—
Commercial construction	12,692	81	—	—
Consumer and other loans	44,483	—	—	—
Total	$4,169,699	$162,103	$37,771	$—

December 31, 2019
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$570,353	$853	$7,100	$—
Home equity lines of credit	57,245	—	3	—
Junior lien loan on residence	6,992	—	19	—
Multifamily property	1,209,288	-	715	—
Owner-occupied commercial real estate	247,388	—	2,031	—
Investment commercial real estate	1,053,445	6,325	35,412	—
Commercial and industrial	847,285	6,382	13,628	—
Lease financing	258,401	—	—	—
Secured by farmland and agricultural	3,043	—	—	—
Commercial construction	5,437	83	—	—
Consumer and other loans	58,213	—	—	—
Total	$4,317,090	$13,643	$58,908	$—

At December 31, 2020, $16.2 million of substandard loans were also considered impaired as compared to $35.9 million at December 31, 2019.  The increase in special mention investment and owner-occupied commercial real estate and commercial and industrial classified loans was a result of the Bank’s credit analysis of sectors with COVID elevated residual risk (Hospitality and Food Services and Retail – Non-Grocery Anchored) and the downgrade of several loans within these categories during 2020.

The tables below present a roll forward of the ALLL for the years ended December 31, 2020, 2019 and 2018.

	January 1,				December 31,
	2020				2020
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,090	$(559)	$373	$1,001	$2,905
Home equity lines of credit	128	—	11	79	218
Junior lien loan on residence	13	—	—	2	15
Multifamily property	6,037	(56)	—	3,964	9,945
Owner-occupied commercial real estate	2,064	(51)	—	1,037	3,050
Investment commercial real estate	15,988	(6,092)	31	17,786	27,713
Commercial and industrial	14,353	(2,418)	17	7,095	19,047
Lease financing	2,642	—	—	1,294	3,936
Secured by farmland and agricultural	38	—	—	5	43
Commercial construction	27	—	—	131	158
Consumer and other	296	(27)	4	6	279
Total ALLL	$43,676	$(9,203)	$436	$32,400	$67,309

	January 1,				December 31,
	2019				2019
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,506	$(80)	$205	$(1,541)	$2,090
Home equity lines of credit	164	—	10	(46)	128
Junior lien loan on residence	15	—	11	(13)	13
Multifamily property	5,959	—	—	78	6,037
Owner-occupied commercial real estate	2,614	—	1,060	(1,610)	2,064
Investment commercial real estate	14,248	—	—	1,740	15,988
Commercial and industrial	9,839	—	17	4,497	14,353
Lease financing	1,772	—	—	870	2,642
Secured by farmland and agricultural	2	—	—	36	38
Commercial construction	1	—	—	26	27
Consumer and other	384	(55)	4	(37)	296
Total ALLL	$38,504	$(135)	$1,307	$4,000	$43,676

	January 1,				December 31,
	2018				2018
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$4,085	$(138)	$160	$(601)	$3,506
Home equity lines of credit	221	—	10	(67)	164
Junior lien loan on residence	12	—	68	(65)	15
Multifamily property	10,007	—	—	(4,048)	5,959
Owner-occupied commercial real estate	2,385	(361)	66	524	2,614
Investment commercial real estate	11,933	(1,335)	45	3,605	14,248
Commercial and industrial	6,563	(46)	109	3,213	9,839
Lease financing	884	—	—	888	1,772
Secured by farmland and agricultural	—	—	—	2	2
Commercial construction	1	—	—	—	1
Consumer and other	349	(68)	4	99	384
Total ALLL	$36,440	$(1,948)	$462	$3,550	$38,504

Loan Modifications:   The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made prior to December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met.  The revised CARES Act extended loan modifications through January 1, 2022. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan.  In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40.

Throughout 2020, the Bank had modified 536 loans with a balance of $946.3 million resulting in the deferral of principal and/or interest for periods ranging from 90 to 180 days.  The table below summarizes the outstanding deferrals as of December 31, 2020.  All of these loans were performing in accordance with their terms prior to modifications and are in conformance with the CARES Act.  Included in the table below are two loans totaling $29.3 million of loan level swaps.  Details with respect to loan modifications are as follows:

		Post-Modification
		Outstanding
	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	28	$9,900
Home equity lines of credit	3	643
Junior lien loan on residence	1	18
Multifamily property	7	22,595
Owner-occupied commercial real estate	2	990
Investment commercial real estate	3	34,416
Commercial and industrial	9	4,959
Commercial construction	1	451
Total	54	$73,972

The future performance of these loans, specifically beyond the term of the deferral, is uncertain.  To recognize a credit allowance commensurate with the existing risk, the Company assigned qualitative factors for each of the above portfolio classes for allowance purposes.

Troubled Debt Restructurings: The Company has allocated $3,000 and $2.8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2020 and December 31, 2019, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the years ended December 31, 2020, 2019 and 2018, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2020:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	3	$423	$423
Commercial and industrial	1	39	39
Total	4	$462	$462

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2019:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$530	$530
Commercial and industrial	5	6,028	6,028
Total	7	$6,558	$6,558

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2018:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
Primary residential mortgage	2	$909	$909
Investment commercial real estate	1	15,202	15,202
Total	3	$16,111	$16,111

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses.  In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructurings during the years ended December 31, 2020, 2019 and 2018.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2020 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands)	Contracts	Investment
Primary residential mortgage	1	$133
Commercial and industrial	1	39
Total	2	$172

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

The defaults described above did not have a material impact on the allowance for loan losses during 2020 and 2019.

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

4.  PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2020	2019
Land and land improvements	$6,332	$6,332
Buildings	12,749	12,741
Furniture and equipment	22,911	21,594
Leasehold improvements	13,479	12,228
Projects in progress	555	475
	56,026	53,370
Less: accumulated depreciation	34,417	32,457
Total	$21,609	$20,913

The Company has classified capital leases as a finance lease right-of-use asset under the new lease guidance for 2019.

The following table presents finance lease right-of-use assets as of December 31,

(In thousands)	2020	2019
Land and buildings	$11,237	$11,237
Less: accumulated depreciation	6,907	6,159
Total	$4,330	$5,078

Projects in progress represents costs associated with renovations to the Company’s headquarters in addition to smaller renovation or equipment installation projects at other locations.

The Company recorded depreciation expense of $3.1 million for each of the years ended December 31, 2020, 2019 and 2018, respectively.

The Company leases its corporate headquarters building under a capital lease, classified as a finance lease right-of-use asset under the new lease guidance for 2019. The lease arrangement requires monthly payments through 2025.  Related depreciation expense of $607,000 is included in each of the 2020, 2019 and 2018 results.

The Company also leases its Gladstone branch after completing a sale-leaseback transaction involving the property in 2011. The lease arrangement requires monthly payments through 2031. The deferred gain was removed as a cumulative-effect adjustment upon adoption of the new accounting guidance in Topic 842 effective January 1, 2019. Related depreciation expense and accumulated depreciation of $141,000 is included in each of the 2020, 2019 and 2018 results.

The following is a schedule by year of future minimum lease payments under finance lease right-of-use asset, together with the present value of net minimum lease payments as of December 31, 2020:

(In thousands)
2021	$1,233
2022	1,391
2023	1,456
2024	1,456
2025	939
Thereafter	1,344
Total minimum lease payments	7,819
Less: amount representing interest	1,066
Present value of net minimum lease payments	$6,753

5.  OTHER REAL ESTATE OWNED

At December 31, 2020 and 2019, the Company had other real estate owned, net of valuation allowances, totaling $50,000.

The following table shows the activity in other real estate owned, excluding the valuation allowance, for the years ended December 31:

(In thousands)	2020	2019
Balance, beginning of year	$50	$—
OREO properties added	—	386
Sales during year	—	(336)
Balance, end of year	$50	$50

The following table shows the activity in the valuation allowance for the years ended December 31:

(In thousands)	2020	2019	2018
Balance, beginning of year	$—	$—	$—
Additions charged to expense	—	—	232
Direct writedowns	—	—	(232)
Balance, end of year	$—	$—	$—

The following table shows expenses related to other real estate owned for the years ended December 31:

(In thousands)	2020	2019	2018
Net loss/(gain) on sales	$—	$—	$58
Provision for unrealized losses	—	—	232
Operating expenses, net of rental income	22	9	190
Total	$22	$9	$480

6.  DEPOSITS

Time deposits over $250,000 totaled $186.3 million and $223.7 million at December 31, 2020 and 2019, respectively. These totals exclude brokered certificates of deposit.

The following table sets forth the details of total deposits as of December 31:

(Dollars in thousands)	2020		2019
Noninterest-bearing demand deposits	$833,500	17.30%	$529,281	12.47%
Interest-bearing checking (1)	1,849,254	38.38	1,510,363	35.59
Savings	130,731	2.71	112,652	2.66
Money market	1,298,885	26.96	1,196,313	28.19
Certificates of deposit - retail	530,222	11.00	633,763	14.94
Certificates of deposit - listing service	32,128	0.67	47,430	1.12
Subtotal deposits	4,674,720	97.02	4,029,802	94.97
Interest-bearing demand - Brokered	110,000	2.28	180,000	4.24
Certificates of deposit - Brokered	33,764	0.70	33,709	0.79
Total deposits	$4,818,484	100.00%	$4,243,511	100.00%

(1) Interest-bearing checking includes $652.5 million at December 31, 2020 and $423.8 million at December 31, 2019 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace programs.

The scheduled maturities of time deposits as of December 31, 2020 are as follows:

(In thousands)
2021	$462,402
2022	65,553
2023	10,095
2024	25,234
2025	29,332
Over 5 Years	3,498
Total	$596,114

7.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Company did not have any advances from the FHLB at December 31, 2020. Advances from FHLB totaled $105.0 million at December 31, 2019, with a weighted average interest rate of 3.20 percent.

The Company prepaid $105.0 million of FHLB advances resulting in a prepayment penalty of $4.8 million during 2020. The repayment of the FHLB advances is expected to provide a benefit to interest expense greater than the prepayment penalty over the remaining life of the advances.

At December 31, 2019, the advances had fixed maturity dates and were secured by blanket pledges of certain 1-4 family residential mortgages totaling $347.5 million, multifamily mortgages totaling $773.1 million and securities totaling $154.3 million.

Short-term borrowings consisted of a one-month FHLB advance totaling $15.0 million with a rate of 0.34 percent. The one-month FHLB advance is part of an interest rate swap designated as a cash flow hedge.  The cash flow hedge has a term of three years. At December 31, 2019, short-term borrowings consisted of overnight borrowings with the FHLB of $113.1 million with a rate of 1.81 percent and a one-month FHLB advance of $15.0 million with a rate of 1.79 percent.  At December 31, 2020, unused short-term or overnight borrowing commitments totaled $1.8 billion from the FHLB, $22.0 million from correspondent banks and $987.7 million at the Federal Reserve Bank of New York.

The Company had $177.1 million in borrowings from the Federal Reserve’s PPPLF as of December 31, 2020.  The borrowings have a rate of 0.35 percent, primarily all of which have a 2-year maturity.  The Company utilized the PPPLF to fund PPP loan production during the second quarter of 2020.  The borrowings are fully pledged by PPP loans as of December 31, 2020.

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of December 31, 2020.

The following table summarizes, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. treasuries	$2,613	$—	$2,613	$—
U.S. government-sponsored agencies	83,771	—	83,771	—
Mortgage-backed securities-residential	476,058	—	476,058	—
SBA pool securities	49,129	—	49,129	—
State and political subdivisions	8,089	—	8,089	—
Corporate bond	3,029	—	3,029	—
CRA investment fund	15,117	15,117	—	—
Loans held for sale, at fair value	13,588	—	13,588	—
Derivatives:
Loan level swaps	79,529	—	79,529	—
Total	$730,923	$15,117	$715,806	$—

Liabilities:
Derivatives:
Cash flow hedges	$9,616	$—	$9,616	$—
Loan level swaps	79,529	—	79,529	—
Total	$89,145	$—	$89,145	$—

(In thousands)	December 31, 2019
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$34,784	$—	$34,784	$—
Mortgage-backed securities-residential	338,904	—	338,904	—
SBA pool securities	2,784	—	2,784	—
State and political subdivisions	11,215	—	11,215	—
Corporate bond	3,068	—	3,068	—
CRA investment fund	10,836	10,836	—	—
Loans held for sale, at fair value	2,881	—	2,881	—
Derivatives:
Cash flow hedges	121	—	121	—
Loan level swaps	32,381	—	32,381	—
Total	$436,974	$10,836	$426,138	$—

Liabilities:
Derivatives:
Cash flow hedges	$3,788	$—	$3,788	$—
Loan level swaps	32,381	—	32,381	—
Total	$36,169	$—	$36,169	$—

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2020 and December 31, 2019.

The following tables present residential loans held for sale, at fair value, at the dates indicated:

	December 31, 2020	December 31, 2019
Residential loans contractual balance	$13,295	$2,839
Fair value adjustment	293	42
Total fair value of residential loans held for sale	$13,588	$2,881

The following table summarizes, at the dates indicated, assets measured at fair value on a non-recurring basis:

Fair Value Measurements Using
Quoted
Prices In
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial and industrial	$2,300	$—	$—	$2,300

Fair Value Measurements Using
Quoted
Prices In
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$13,467	$—	$—	$13,467

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 are as follows:

		Fair Value Measurements at December 31, 2020 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$653,322	$653,322	$—	$—	$653,322
Securities available for sale	622,689	—	622,689	—	622,689
CRA investment fund	15,117	15,117	—	—	15,117
FHLB and FRB stock	13,709	—	—	—	N/A
Loans held for sale, at fair value	13,588	—	13,588	—	13,588
Loans held for sale, at lower of cost or fair value	18,520	—	19,115	—	19,115
Loans, net of allowance for loan losses	4,305,128	—	—	4,462,243	4,462,243
Accrued interest receivable	22,495	—	1,653	20,842	22,495
Loan level swaps	79,529	—	79,529	—	79,529
Financial liabilities
Deposits	$4,818,484	$4,222,370	$604,036	$—	$4,826,406
Short-term borrowings	15,000	—	15,000	—	15,000
Paycheck Protection Program Liquidity Facility	177,086	—	177,086	—	177,086
Subordinated debt	181,794	—	—	183,348	183,348
Accrued interest payable	1,650	150	1,347	153	1,650
Cash flow hedges	9,616	—	9,616	—	9,616
Loan level swaps	79,529	—	79,529	—	79,529

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 are as follows:

		Fair Value Measurements at December 31, 2019 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$208,185	$208,185	$—	$—	$208,185
Securities available for sale	390,755	—	390,755	—	390,755
CRA investment fund	10,836	10,836	—	—	10,836
FHLB and FRB stock	24,068	—	—	—	N/A
Loans held for sale, at fair value	2,881	—	2,881	—	2,881
Loans held for sale, at lower of cost or fair value	14,667	—	15,126	—	15,126
Loans, net of allowance for loan losses	4,350,461	—	—	4,268,481	4,268,481
Accrued interest receivable	10,494	—	1,361	9,133	10,494
Cash flow hedges	121	—	121	—	121
Loan level swaps	32,381	—	32,381	—	32,381
Financial liabilities
Deposits	$4,243,511	$3,528,609	$718,818	$—	$4,247,427
Short-term borrowings	128,100	—	128,100	—	128,100
Federal Home Loan Bank advances	105,000	—	108,354	—	108,354
Subordinated debt	83,417	—	—	86,536	86,536
Accrued interest payable	2,357	392	1,910	55	2,357
Cash flow hedges	3,788	—	3,788	—	3,788
Loan level swaps	32,381	—	32,381	—	32,381

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

Loans:  At December 31, 2020 and 2019, respectively, the exit price observations are obtained from a third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations.  The valuation utilizes a discounted cash-flow based model relying on various assumptions including the probability of default, loss given default, portfolio liquidity and remaining term of the portfolio.  The new methodology is a result of the adoption of ASU 2016-01.

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

9.  REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.

The following table presents the sources of noninterest income for the years ended December 31:

(In thousands)	2020	2019	2018
Service charges on deposits
Overdraft fees	$405	$662	$726
Interchange income	1,208	1,238	1,251
Other	1,542	1,588	1,525
Wealth management fees	40,048	37,508	32,356
Investment brokerage fees	813	855	889
(Losses)/gains on sales of OREO	—	—	(58)
Other (a)	17,744	12,845	7,504
Total noninterest other income	$61,760	$54,696	$44,193
(a)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the years ended December 31:

	2020
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$405	$—	$405
Interchange income	1,208	—	1,208
Other	1,542	—	1,542
Wealth management fees	—	40,048	40,048
Investment brokerage fees	—	813	813
Other (a)	15,949	1,795	17,744
Total noninterest income	$19,104	$42,656	$61,760

	2019
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$662	$—	$662
Interchange income	1,238	—	1,238
Other	1,588	—	1,588
Wealth management fees	—	37,508	37,508
Investment brokerage fees	—	855	855
Other (a)	11,511	1,334	12,845
Total noninterest income	$14,999	$39,697	$54,696

	2018
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$726	$—	$726
Interchange income	1,251	—	1,251
Other	1,525	—	1,525
Wealth management fees	—	32,356	32,356
Investment brokerage fees	—	889	889
Gains/(losses) on sales of OREO	(58)	—	(58)
Other (a)	6,569	935	7,504
Total noninterest income	$10,013	$34,180	$44,193

(a)	All of the other category is outside the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 follows:

Service charges on deposit accounts:  The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft fees.  Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that point in time the Company fulfills the customer’s request.  Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are withdrawn from the customer’s account balance.

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income by $115,000, $138,000, and $134,000 for 2020, 2019, and 2018, respectively.

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

Gains/(losses) on sales of OREO:  The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present.  The Company did not record a gain or loss in 2020 or 2019.  The Company recorded a loss on sale of OREO of $58,000 for 2018.

Other:  All of the other income items are outside the scope of ASC 606.

10.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31:

(In thousands)	2020	2019	2018
Professional and legal fees	$4,099	$4,506	$4,668
Telephone	1,432	1,361	1,077
Advertising	1,631	1,363	1,340
Provision for ORE losses	—	—	232
Amortization of intangible assets	1,287	1,043	1,187
Branch restructure	488	—	—
Other operating expenses	10,945	11,434	10,840
Total other operating expenses	$19,882	$19,707	$19,344

11.  INCOME TAXES

The income tax expense included in the consolidated financial statements for the years ended December 31 is allocated as follows:

(In thousands)	2020	2019	2018
Federal:
Current (benefit)/expense	$(4,741)	$5,647	$(7,046)
Deferred expense	10,161	6,087	16,908
State:
Current expense	2,327	3,028	3,554
Deferred (benefit)/expense	(1,936)	3,926	134
Total income tax expense	$5,811	$18,688	$13,550

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21 percent for 2020, 2019, and   2018, respectively, to income before taxes as a result of the following:

(In thousands)	2020	2019	2018
Computed “expected” tax expense	$6,721	$13,886	$12,121
(Decrease)/increase in taxes resulting from:
Tax-exempt income	(287)	(431)	(402)
State income taxes, net of Federal benefit	1,813	2,540	2,942
Impact of state tax reform, net of Federal benefit	—	2,954	—
Bank owned life insurance income	(267)	(277)	(290)
Life insurance expense	225	234	148
Gain on death benefit	—	—	(630)
Interest disallowance	66	146	115
Meals and entertainment expense	40	40	25
Stock-based compensation	569	(46)	(481)
Impact of CARES Act	(3,009)	—	—
Other	(60)	(358)	2
Total income tax expense	$5,811	$18,688	$13,550

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$18,044	$11,369
Tax net operating loss carryforward	3,476	6,163
Organization costs	12	13
Cash flow hedge	2,703	925
Unrealized loss on equity security	—	43
Stock option expense	2,131	2,874
Nonaccrual interest	24	74
Accrued compensation	4,058	2,956
Accrued expenses	1,420	1,402
Lease liabilities	2,610	3,234
Finance lease	762	768
Other	52	188
Total gross deferred tax assets	$35,292	$30,009
Deferred tax liabilities:
Lease financing	$55,823	$44,841
Unrealized gain on securities available for sale	1,772	330
Unrealized gain on equity security	31	—
Deferred loan origination costs and fees	1,175	1,355
Deferred income	5,205	5,329
Amortization of intangible assets	1,738	239
Purchase accounting	—	908
Lease right-of-use asset	2,526	3,158
Total gross deferred tax liabilities	68,270	56,160
Net deferred tax liability	$(32,978)	$(26,151)

Based upon taxes paid and projected future taxable income, Management believes that it is more likely than not that the Company’s gross deferred tax assets will be realized. However, there can be no assurance that such assets will be realized if circumstances change.

At December 31, 2020 and 2019, the Company had no unrecognized tax benefits. The Company does not expect the amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  The Company recognizes interest accrued related to uncertain tax positions and penalties as income tax expense.

On July 1, 2018, the 2019 New Jersey Budget was passed, which established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million.  The surtax was effective as of January 1, 2018 and continued through 2020. In September 2020, New Jersey extended the surtax through December 31, 2023.  In addition, effective for taxable years beginning on or after January 1, 2019, banks will be required to file combined reports of taxable income including their parent holding company. New Jersey requires entities to report their real estate investment trust, registered investment company and investment company on a separate entity basis.  The Bank made an adjustment to income tax expense and deferred tax assets/liabilities to reflect the new state tax rate.

The CARES Act was signed into law on March 27, 2020 and subsequently has been amended several times. Among other provisions the CARES Act allowed a five-year carryback of any NOL generated in a taxable year beginning after December 31, 2017 and before January 1, 2021. The tax benefit recorded in 2020 was primarily due to a $3.0 million Federal income tax benefit that resulted from the federal NOL carryback. The Company had a $23 million operating loss for tax purposes in 2018 (when the Federal tax rate was 21 percent) resulting from accelerated tax depreciation. The Company carried back all eligible NOLs and has no federal NOLs remaining.

The Company is subject to U.S. Federal income tax as well as income tax of various state jurisdictions. The Company is no longer subject to federal examination for tax years prior to 2017. The tax years of 2017, 2018 and 2019 remain open to federal examination.

12.  BENEFIT PLANS

The Company sponsors a profit sharing plan and a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. The Company did not make a contribution to the savings plan for the year ended December 31, 2020. The Company contributed two percent of compensation for each employee regardless of the employees’ contributions for the year ended December 31, 2019 and three percent of compensation for the year ended December 31, 2018, as well as partially matching employee contributions.  Expense for the savings plan totaled approximately $1.7 million for both the years ended December 31, 2020 and 2019, respectively, and $2.2 million for the year ended December 31, 2018.

Contributions to the profit sharing plan are made at the discretion of the Board of Directors and all funds are invested solely in Company common stock. The Company did not contribute to the profit sharing plan in 2020, 2019 or 2018.

13.  STOCK-BASED COMPENSATION

The Company’s 2006 Long-Term Stock Incentive Plan and 2012 Long-Term Stock Incentive Plan allow the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. As of December 31, 2020, the total number of shares available for grant in all active plans was 1,499,056. There are no shares remaining for issuance with respect to the stock option plan approved in 2002; however, options granted under this plan are still included in the numbers below.

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

Changes in options outstanding during 2020 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2020	71,420	$13.57
Exercised during 2020	(19,860)	13.60
Expired during 2020	-	-
Forfeited during 2020	(900)	11.73
Balance, December 31, 2020	50,660	$13.59	1.55 years	$465
Vested and expected to vest	50,660	$13.59	1.55 years	$465
Exercisable at December 31, 2020	50,660	$13.59	1.55 years	$465

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on December 31, 2020 was $22.76.

There were no stock options granted in 2020.

As of December 31, 2020, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.

The Company issued service-based and performance-based restricted stock units in 2020, 2019 and 2018.  Service-based units vest ratably over a three or five-year period. There were 528,038 service-based restricted stock units granted during 2020.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years.  There were 130,832 performance-based restricted units granted during 2020.

As of December 31, 2020, there was $11.9 million of total unrecognized compensation cost related to service-based units.  That cost is expected to be recognized over a weighted average period of 1.54 years.  Total stock-based compensation expense recognized for stock awards/units totaled $6.9 million, $5.9 million and $4.6 million in 2020, 2019 and 2018, respectively.  There was no stock-based compensation expense related to stock options for the years ended December 31, 2020, 2019 and 2018, respectively.

Changes in non-vested shares dependent on performance criteria for 2020 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2020	90,768	$30.60
Granted during 2020	130,832	13.44
Balance, December 31, 2020	221,600	$20.47

Changes in service based restricted stock units for 2020 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2020	432,728	$29.65
Granted during 2020	528,038	14.08
Vested during 2020	(173,769)	28.91
Forfeited during 2020	(9,831)	29.20
Balance, December 31, 2020	777,166	$19.24

14.  COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is a party to litigation arising from the conduct of its business.  Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner.

There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $691.7 million and $673.8 million at December 31, 2020 and 2019, respectively, which are not included in the accompanying consolidated financial statements.  These commitments include unused commercial and home equity lines of credit.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation.  Most of the Company’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less.  The maximum potential future payments the Company could be required to make equal the contract amount of the standby letters of credit and amounted to $17.0 million and $20.3 million at December 31, 2020 and 2019, respectively.  The fair value of the Company’s liability for financial standby letters of credit was insignificant at December 31, 2020.

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

The Company is a limited partner in a Small Business Investment Company (“SBIC”).  As of December 31, 2020, the Company had unfunded commitments of $1.1 million for its investment in SBIC qualified funds.

15.  LEASES

The Company maintains certain property and equipment under direct financing and operating leases. Upon adoption of the new lease guidance, on January 1, 2019, the Company recorded a ROU asset and corresponding lease liability of $7.9 million and $8.2 million, respectively, on the consolidated statement of condition. As of December 31, 2020, the Company's operating lease ROU asset and operating lease liability totaled $9.4 million and $9.7 million, respectively. A weighted average discount rate of 3.11 percent and 3.05 percent was used in the measurement of the ROU asset and lease liability as of December 31, 2020 and 2019, respectively.

The Company's leases have remaining lease terms between one month to 16 years, with a weighted average lease term of 6.01 years, at December 31, 2020. The Company's leases had remaining lease terms between five months to 17 years, with a weighted average lease term of 6.33 years, at December 31, 2019. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $3.1 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively.  The variable lease costs were $338,000 and $329,000 for the years ended December 31, 2020 and 2019, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2020:

(In thousands)
2020	$2,659
2021	2,113
2022	1,742
2023	1,296
2024	1,068
Thereafter	1,896
Total lease payments	10,774
Less: imputed interest	1,037
Total present value of lease payments	$9,737

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the years ended December 31:

(In thousands)	2020	2019
Right-of-use asset obtained in exchange for lease obligation	$457	$7,012
Operating cash flows from operating leases	2,809	2,623
Operating cash flows from direct finance leases	343	382
Financing cash flows from direct finance leases	748	748

16.  REGULATORY CAPITAL

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in on January 1, 2019. The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital.  Management believes that as of December 31, 2020, the Company and Bank meet all capital adequacy requirements to which they were subject at that date.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2020 and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 and Tier I leverage ratios as set forth in the table.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total capital
(to risk-weighted assets)	$600,478	14.81%	$405,587	10.00%	$324,469	8.00%	$425,866	10.50%

Tier I capital
(to risk-weighted assets)	549,575	13.55	324,469	8.00	243,352	6.00	344,749	8.50

Common equity tier I
(to risk-weighted assets)	549,540	13.55	263,631	6.50	182,514	4.50	283,911	7.00

Tier I capital
(to average assets)	549,575	9.71	283,083	5.00	226,466	4.00	226,466	4.00

As of December 31, 2019:
Total capital
(to risk-weighted assets)	$571,509	13.76%	$415,487	10.00%	$332,389	8.00%	$436,261	10.50%

Tier I capital
(to risk-weighted assets)	527,833	12.70	332,389	8.00	249,292	6.00	353,164	8.50

Common equity tier I
(to risk-weighted assets)	527,832	12.70	270,066	6.50	186,969	4.50	290,841	7.00

Tier I capital
(to average assets)	527,833	10.63	248,252	5.00	198,602	4.00	198,602	4.00

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total capital
(to risk-weighted assets)	$716,210	17.67%	N/A	N/A	$324,322	8.00%	$425,673	10.50%

Tier I capital
(to risk-weighted assets)	483,535	11.93	N/A	N/A	243,242	6.00	344,592	8.50

Common equity tier I
(to risk-weighted assets)	483,500	11.93	N/A	N/A	182,431	4.50	283,782	7.00

Tier I capital
(to average assets)	483,535	8.53	N/A	N/A	226,624	4.00	226,624	4.00

As of December 31, 2019:
Total capital
(to risk-weighted assets)	$590,614	14.20%	N/A	N/A	$332,783	8.00%	$436,778	10.50%

Tier I capital
(to risk-weighted assets)	463,521	11.14	N/A	N/A	249,587	6.00	353,582	8.50

Common equity tier I
(to risk-weighted assets)	463,520	11.14	N/A	N/A	187,190	4.50	291,185	7.00

Tier I capital
(to average assets)	463,521	9.33	N/A	N/A	198,792	4.00	198,792	4.00

(A)

The Basel Rules require the Company and the Bank to maintain a 2.5 percent “capital conservation buffer” on top of the minimum risk-weighted asset ratios.  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

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

Interest Rate Swap Designated as Cash Flow Hedge:   Interest rate swaps with a notional amount of $270.0 million and $245.0 million at December 31, 2020 and 2019, respectively, were designated as cash flow hedges of certain interest-bearing deposits and FHLB advances.  On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment.  This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective.  As of December 31, 2020, there were no events or market conditions that would result in hedge ineffectiveness.  The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income.  The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective.  The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Information about the interest rate swaps designated as cash flow hedges as of December 31, 2020 and 2019 is presented in the following table:

(Dollars in thousands)	2020	2019
Notional amount	$270,000	$245,000
Weighted average pay rate	1.93%	2.05%
Weighted average receive rate	0.22%	1.83%
Weighted average maturity	2.02 years	2.45 years
Unrealized (loss)/gain, net	$(9,616)	$(3,667)
Number of contracts	13	12

Net interest income/expense recorded on these swap transactions totaled approximately $3.7 million in expense and $953,000 of income for the years ended December 31, 2020 and 2019, respectively, and is reported as a component of interest expense.

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the year ended December 31:

2020
Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non- Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$(5,860)	$(89)	$—

2019
Amount of
	Amount of	Amount of	Gain/(Loss)
	Gain/(Loss)	Gain/(Loss)	Recognized in
	Recognized	Reclassified	Other Non- Interest
	In OCI	From OCI to	Expense
(In thousands)	(Effective Portion)	Interest Expense	(Ineffective Portion)
Interest rate contracts	$(4,252)	$(223)	$—

During the first quarter of 2020, the Company recognized an unrealized after-tax gain of $26,000 in accumulated other comprehensive income/(loss) related to the termination of three interest rate swaps designated as cash flow hedges.  During the second quarter of 2019, the Company recognized an unrealized after-tax gain of $189,000 in accumulated other comprehensive income/(loss) related to the termination of four interest rate swaps designated as cash flow hedges.  These gains are being amortized into earnings over the remaining life of the terminated swaps.  The Company recognized pre-tax interest income of $89,000 and $223,000 for the years ended December 31, 2020 and 2019, respectively, related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

The following tables reflect the cash flow hedges included in the financial statements as of December 31, 2020 and 2019:

	December 31, 2020
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$270,000	$(9,616)
Total included in other assets	—	—
Total included in other liabilities	270,000	(9,616)

	December 31, 2019
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$245,000	$(3,667)
Total included in other assets	70,000	121
Total included in other liabilities	175,000	(3,788)

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

Information about these swaps is as follows:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Notional amount	$823,134	$793,875
Fair value	$79,529	$32,381
Weighted average pay rates	4.02%	4.12%
Weighted average receive rates	1.91%	3.54%
Weighted average maturity	6.5 years	7.3 years
Number of contracts	95	91

18.  SHAREHOLDERS’ EQUITY

On July 25, 2019, the Company authorized the repurchase of up to 960,000 shares, or approximately 5% of its outstanding shares.  During the year ended December 31, 2020, the Company purchased 220,222 shares, at an average price of $29.45, for a total cost of $6.5 million. During the year ended December 31, 2019, the Company purchased 739,778 shares at an average price of $28.39 for a total cost of $21.0 million. The Company completed its 960,000 share repurchase program, at an average price of $28.63, for a total cost of $27.5 million.

The Dividend Reinvestment Plan of the Company (the “Plan”) allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. The Plan provides that shares may be purchased directly from the Company out of its authorized but unissued or treasury shares, or in the open market. During 2018, the shares purchased under the Plan were from authorized but unissued shares and in the open market.  The price of shares purchased under the Plan will be the average price paid for such shares by the Plan’s administrator, Computershare Investor Services. The price to the Plan administrator of shares purchased directly from the Company with reinvested dividends or voluntary cash payments historically was 97 percent of their “fair market value,” as that term is herein defined in the Plan. However, on January 30, 2019, the Company eliminated the three percent discount feature in the Plan. All of the 97,032 shares in 2020 and 129,738 shares in 2019 issued through the Plan were purchased in the open market.

19.  BUSINESS SEGMENTS

The Company assesses its results among two operating segments, Banking and Peapack Private. Management uses certain methodologies to allocate income and expense to the business segments. A funds transfer pricing methodology is used to assign interest income and interest expense. Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.  The Banking segment’s effective tax rate for the year ended December 31, 2020 was affected by a $3.3 million income tax benefit recorded during the first quarter of 2020.  For additional information related to this income tax benefit refer to the Income Taxes footnote.

Banking

The Banking segment includes: commercial (includes C&I and equipment finance), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support and sales.

Peapack Private

Peapack Private, which includes the operations of PGB Trust & Investments of Delaware, MCM, Lassus Wherley, and Point View, includes investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.

The following table presents the statements of income and total assets for the Company’s reportable segments for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$121,583	$6,019	$127,602
Noninterest income	19,104	42,656	61,760
Total income	140,687	48,675	189,362
Provision for loan losses	32,400	—	32,400
Compensation and benefits	54,044	23,472	77,516
Premises and equipment expense	14,056	2,321	16,377
FDIC expense	1,975	—	1,975
Other noninterest expense	19,694	9,397	29,091
Total noninterest expense	122,169	35,190	157,359
Income before income tax expense	18,518	13,485	32,003
Income tax expense	2,170	3,641	5,811
Net income	$16,348	$9,844	$26,192

Total assets at period end	$5,798,770	$91,672	$5,890,442

	Year Ended December 31, 2019
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$114,983	$5,291	$120,274
Noninterest income	14,999	39,697	54,696
Total income	129,982	44,988	174,970
Provision for loan losses	4,000	—	4,000
Compensation and benefits	48,925	21,204	70,129
Premises and equipment expense	12,533	2,202	14,735
FDIC expense	277	—	277
Other noninterest expense	10,932	8,775	19,707
Total noninterest expense	76,667	32,181	108,848
Income before income tax expense	53,315	12,807	66,122
Income tax expense	15,069	3,619	18,688
Net income	$38,246	$9,188	$47,434

Total assets at period end	$5,095,744	$87,135	$5,182,879

	Year Ended December 31, 2018
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$110,001	$5,162	$115,163
Noninterest income	10,013	34,180	44,193
Total income	120,014	39,342	159,356
Provision for loan losses	3,550	—	3,550
Compensation and benefits	44,875	17,927	62,802
Premises and equipment expense	11,747	1,750	13,497
FDIC expense	2,443	—	2,443
Other noninterest expense	11,313	8,031	19,344
Total noninterest expense	73,928	27,708	101,636
Income before income tax expense	46,086	11,634	57,720
Income tax expense	10,819	2,731	13,550
Net income	$35,267	$8,903	$44,170

Total assets at period end	$4,547,179	$70,679	$4,617,858

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

In December 2020, the Company issued $100.0 million in aggregate principal amount of fixed to floating subordinates notes (the “2020 Notes”) to certain institutional investors.  The 2020 Notes are non-callable for five years, have a stated maturity of December 22, 2030, and bear interest at a fixed rate of 3.50 percent per year until December 22, 2025  From December 23, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month SOFR plus 326 basis points, payable quarterly in arrears.  Debt issuance costs incurred totaled $1.8 million and are being amortized to maturity.

The Company plans for the proceeds from the issuance of the 2020 Notes could include stock repurchases, redemption of the Company’s 2016 Notes and acquisitions of wealth management firms.

Subordinated debt is presented net of issuance cost on the Consolidated Statements of Condition. The subordinated debt issuances are included in the Company’s regulatory total capital amount and ratio.

In connection with the issuance of the 2020 Notes, the Company obtained ratings from KBRA and Moody’s Investors Service (“Moody’s”). KBRA assigned investment grade rating of BBB- and Moody’s assigned investment grade rating of Baa3 for the 2020 Notes at the time of issuance.

21.  ACQUISITIONS

The Company completed two acquisition in 2020, one acquisition in 2019, and one acquisition in 2018, supporting the overall wealth management strategy.  The acquisitions were not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

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

On December 18, 2020, the Company acquired wealth management teams and the associated books of business from Noyes Capital Management and Lucas Capital Management.  The purchase price was comprised of cash in both transactions.  The excess of the purchase price over the estimated fair value of the identifiable net assets was recorded as goodwill and is deductible for tax purposes.

There was no equity included in the Company’s acquisitions for the year ended December 31, 2020. The fair value of the equity included as part of the consideration for the Company’s acquisitions was determined based on the closing price of the Company’s common shares on the acquisition date and totaled $5.0 million and $4.3 million in the aggregate for 2019 and 2018, respectively.

The two 2020 acquisitions resulted in goodwill of $2.9 million as well as identifiable intangible assets.  The 2019 acquisition resulted in goodwill of $5.8 million as well as identifiable intangible assets. The acquisition during 2018 resulted in goodwill of $7.3 million as well as identifiable intangible assets. Identifiable intangible assets include tradename, customer relationships and non-compete agreements. No liabilities were assumed at the acquisition date.

Goodwill on the Company’s consolidated statement of financial condition totaled $33.1 million, and $30.2 million as of December 31, 2020 and 2019, respectively.  Of the $33.1 million of goodwill, $563,000 relates to the Banking segment and $32.5 million relates to the Wealth Management segment.

During 2020, the Company conducted its annual impairment analysis and concluded that there was no impairment of goodwill.

The table below presents a rollforward of goodwill and intangible assets for the years ended December 31, 2020, 2019 and 2018:

		Identifiable
(In thousands)	Goodwill	Intangible Assets
Balance as of January 1, 2018	$17,107	$6,680
Acquisitions during the period	7,310	2,440
Amortization during the period	—	1,187
Balance as of December 31, 2018	$24,417	$7,933
Acquisitions during the period	$5,791	$3,490
Amortization and impairment during the period	—	1,043
Balance as of December 31, 2019	$30,208	$10,380
Acquisitions during the period	$2,895	$1,695
Amortization during the period	—	1,287
Balance as of December 31, 2020	$33,103	$10,788

Amortization expense related to identifiable intangible assets was $1.3 million, $1.0 million, and $1.2 million for 2020, 2019, and 2018, respectively.   The 2018 expense includes impairment expense of $405,000 resulting from the passing of the founder and managing principal of MCM.

Estimated amortization expense for each of the next five years is shown in the table below.

(In thousands)
2021	$1,472
2022	1,316
2023	1,066
2024	834
2025	834

22.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the years ended December 31, 2020, 2019 and 2018:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2019	Reclassifications	Income/(Loss)	2020	2020
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$1,006	$4,515	$—	$4,515	$5,521

Gains/(losses) on cash flow hedge	(2,501)	(4,346)	(66)	(4,412)	(6,913)

Accumulated other comprehensive income/(loss), net of tax	$(1,495)	$169	$(66)	$103	$(1,392)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	December 31,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2018	Reclassifications	Income/(Loss)	2019	2019
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(3,006)	$4,012	$—	$4,012	$1,006

Gains/(losses) on cash flow hedge	661	(3,006)	(156)	(3,162)	(2,501)

Accumulated other comprehensive income/(loss), net of tax	$(2,345)	$1,006	$(156)	$850	$(1,495)

		Cumulative		Amount	Other
		Effect		Reclassified	Comprehensive
		Adjustment	Other	From	Income/(Loss)
		for	Comprehensive	Accumulated	Twelve Months
	Balance at	Adoption	Income/(Loss)	Other	Ended	Balance at
	December 31,	of ASU	Before	Comprehensive	December 31,	December 31,
(In thousands)	2017	2018-01	Reclassifications	Income/(Loss)	2018	2018
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(2,214)	$127	$(1,137)	$218	$(919)	$(3,006)

Gains/(losses) on cash flow hedge	1,002	$—	$(247)	$(94)	$(341)	$661

Accumulated other comprehensive income/(loss), net of tax	$(1,212)	$127	$(1,384)	$124	$(1,260)	$(2,345)

The following represents the reclassifications out of accumulated other comprehensive income for the years ended December 31, 2020, 2019 and 2018:

	Years Ended
	December 31,
(In thousands)	2020	2019	2018	Affected Line Item in Statements of Income
Unrealized losses on securities available for sale:
Reclassification adjustment for amounts included in net income	$—	$—	$288	Securities losses, net
Tax effect	—	—	(70)	Income tax expense
Total reclassifications, net of tax	$—	$—	$218
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(89)	$(223)	$(124)	Interest expense
Tax effect	23	67	30	Income tax expense
Total reclassifications, net of tax	$(66)	$(156)	$(94)

23.  CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2020	2019
Assets
Cash	$117,670	$13,931
Interest-earning deposits	523	523
Total cash and cash equivalents	118,193	14,454
Investment in subsidiary	593,162	567,964
Other assets	6	4,920
Total assets	$711,361	$587,338
Liabilities
Subordinated debt	$181,794	$83,417
Other liabilities	2,445	269
Total liabilities	184,239	83,686
Shareholders’ equity
Common stock	16,958	16,733
Surplus	326,592	319,375
Treasury stock	(36,477)	(29,990)
Retained earnings	221,441	199,029
Accumulated other comprehensive loss	(1,392)	(1,495)
Total shareholders’ equity	527,122	503,652
Total liabilities and shareholders’ equity	$711,361	$587,338

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2020	2019	2018
Income
Dividend from Bank	$13,000	$31,000	$—
Other income	2	6	4
Total income	13,002	31,006	4
Expenses
Interest expense	4,992	4,895	4,887
Other expenses	948	721	480
Total expenses	5,940	5,616	5,367
Income/(loss) before income tax benefit and equity in undistributed earnings of Bank	7,062	25,390	(5,363)
Income tax benefit	(1,247)	(1,178)	(1,123)
Net income/(loss) before equity in undistributed earnings of Bank	8,309	26,568	(4,240)
Equity in undistributed earnings of Bank/(dividends in excess of earnings)	17,883	20,866	48,410
Net income	$26,192	$47,434	$44,170
Other comprehensive income/(loss)	103	850	(1,260)
Comprehensive income	$26,295	$48,284	$42,910

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$26,192	$47,434	$44,170
Undistributed earnings of Bank	(17,883)	(20,866)	(48,410)
Amortization of subordinated debt costs	234	224	171
Decrease/(increase) in other assets	4,914	(1,186)	(1,183)
Increase/(decrease) in other liabilities	2,176	(24)	(256)
Net cash provided by/(used in) operating activities	15,633	25,582	(5,508)

Cash flows from investing activities:
Capital contribution to subsidiary	—	—	(9,322)
Net cash used in investing activities	—	—	(9,322)

Cash flows from financing activities:
Cash dividends paid on common stock	(3,780)	(3,865)	(3,712)
Exercise of stock options, net of stock swaps	230	251	275
Proceeds from issuance of subordinated debt	98,143	—	—
Issuance of common shares (DRIP program)	—	—	16,677
Shares repurchase	(6,487)	(21,002)	—
Net cash provided by/(used in) financing activities	88,106	(24,616)	13,240

Net increase/(decrease) in cash and cash equivalents	103,739	966	(1,590)
Cash and cash equivalents at beginning of period	14,454	13,488	15,078
Cash and cash equivalents at end of period	$118,193	$14,454	$13,488

24.  SUPPLEMENTAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial data for the periods indicated:

Selected 2020 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$45,395	$41,649	$40,174	$38,532
Interest expense	13,648	9,678	8,025	6,797
Net interest income	31,747	31,971	32,149	31,735
Provision for loan losses	20,000	4,900	5,150	2,350
Wealth management fee income	9,955	9,996	10,119	10,791
Securities gains/(losses), net	198	125	—	(42)
Other income	4,364	2,505	10,092	3,657
Operating expenses	28,235	29,014	28,461	39,249
(Loss)/income before income tax (benefit)/expense	(1,971)	10,683	18,749	4,542
Income tax (benefit)/expense	(3,344)	2,441	5,202	1,512
Net income	$1,373	$8,242	$13,547	$3,030

Earnings per share-basic	$0.07	$0.44	$0.72	$0.16
Earnings per share-diluted	0.07	0.43	0.71	0.16

Selected 2019 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$44,563	$44,603	$45,948	$45,556
Interest expense	14,556	15,335	15,863	14,642
Net interest income	30,007	29,268	30,085	30,914
Provision for loan losses	100	1,150	800	1,950
Wealth management fee income	9,174	9,568	9,501	10,120
Securities gains/(losses), net	59	69	34	(45)
Other income	2,496	3,389	4,881	5,450
Operating expenses	25,715	26,173	26,259	26,701
Income before income tax expense	15,921	14,971	17,442	17,788
Income tax expense	4,496	3,421	5,216	5,555
Net income	$11,425	$11,550	$12,226	$12,233

Earnings per share-basic	$0.59	$0.59	$0.63	$0.64
Earnings per share-diluted	0.58	0.59	0.63	0.64

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2020, Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit and Risk Committees.

Based on this assessment, Management determined that, as of December 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of the Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the Company’s December 31, 2020 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors – Nominee for Election as Directors,” “Corporate Governance – Committee of the Board of Directors – Audit Committee,” “– Code of Business Conduct and Conflict of Interest Policy and Corporate Governance Principles,” and “Delinquent Section 16(a) Reports” in the 2021 Proxy Statement is incorporated herein by reference.

A copy of the Code of Business Conduct and Conflict of Interest Policy is available to shareholders on the “Governance Documents” section of the Investors Relations section of the Company’s website at www.pgbank.com.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience
Douglas L. Kennedy	64	2012	Chief Executive Officer
Jeffrey J. Carfora	62	2009	Chief Financial Officer
John P. Babcock	63	2014	President of Private Wealth Management
Robert A. Plante	61	2017	Chief Operating Officer
Gregory M. Smith	54	2019	President of Commercial Banking

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

Mr. Smith joined the Bank in April 2019 as Executive Vice President, Head of Commercial Banking. Mr. Smith was promoted to President of Commercial Banking in January 2021 and oversees commercial banking across the organization including: C&I, commercial real estate and multifamily lending, equipment finance, investment banking and corporate advisory, the Bank’s platinum service team and professional services group, residential lending, the small business administration (“SBA”) team, and treasury management and escrow services. Prior to joining the Bank, Mr. Smith served as group sales executive for the Northeast and Mid-Atlantic regions for Capital One Bank and was also a senior regional vice president for Summit Bank.  Mr. Smith has a Bachelor of Science in Finance from Fairleigh Dickinson University and an M.B.A in Business Administration from Rider University.

Item 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2021 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2020 for all equity compensation plans under which shares of our common stock may be issued:

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column

Equity
Compensation
Plans Approved
By Security
Holders	50,660	$13.59	1,499,056

Equity
Compensation
Plans Not
Approved By
Security Holders	N/A	N/A	N/A
Total	50,660	$13.59	1,499,056

The information set forth under the caption “Beneficial Ownership of Common Stock” in the 2021 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2021 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Proposal 4 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “– Audit Committee Pre-Approval Procedures” in the 2021 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2020 and 2019.
Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018.
Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2020 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2020 Annual Report.

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

E.

Indenture, dated as of December 22, 2020, by and between Peapack-Gladstone Financial Corporation and UMB Bank, National Association, as trustee is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K Current Report filed on December 23, 2020 (SEC File No. 001-16197).

F.

Form of Subordinated Note Purchase Agreement, dated as of December 22, 2020, by and between Peapack-Gladstone Financial Corporation and the several Purchasers is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed on December 23, 2020 (SEC File No. 001-16197).

G.

Form of Registration Rights Agreement, dated as of December 22, 2020, by and between Peapack-Gladstone Financial Corporation and the several Purchasers is incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K Current Report filed on December 23, 2020 (SEC File No. 001-16197).

H.	Description of Registrant’s Securities incorporated by reference to Exhibit 4.E. of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2019.
(10)	Material Contracts:
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

(1) Form of Restricted Stock Agreement, (2) Form of Restricted Stock Agreement for Outside Directors, (3) Form of Time-Based/Performance-Based Restricted Stock Agreement (4) Form of Non-qualified Stock Option Agreement, (5) Form of Incentive Stock Option Agreement and (6) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2012 Long-Term Stock Incentive Plan, incorporated by reference to Exhibits 10(H)(1), 10(H)(2), 10(H)(3), 10(H)(4), 10(H)(5) and 10(H)(6) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2014. +

F.

(1) Form of Non-qualified Stock Option Agreement, (2) Form of Incentive Stock Option Agreement, (3) Form of Non-qualified Stock Option Agreement for Outside Directors under the Peapack-Gladstone Financial Corporation 2006 Long-Term Stock Incentive Plan incorporated by reference to Exhibit 10(I)(2), 10(I)(3) and 10(I)(4) of the Registrant’s Form 10-K for the year ended December 31, 2013. +

G.

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

Change in Control Agreement dated as of March 14, 2018, by and among the Company, the Bank and Timothy E. Doyle incorporated by reference to Exhibit 10 (O) of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2019. +

P.

Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and Douglas L. Kennedy, incorporated by reference to Exhibit 10(A) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +

Q.

Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and John P. Babcock, incorporated by reference to Exhibit 10(C) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +

R.

Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and Jeffrey J. Carfora, incorporated by reference to Exhibit 10(D) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +

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

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from Peapack-Gladstone’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and is included in Exhibits 101.
+	Management contract and compensatory plan or arrangement.
Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peapack-Gladstone Financial Corporation
By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy President and Chief Executive Officer

Dated:    March 12, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	President and Chief Executive Officer, and Director	March 12, 2021
Douglas L. Kennedy

/s/ Jeffrey J. Carfora	Senior Executive Vice President and Chief Financial Officer	March 12, 2021
Jeffrey J. Carfora

/s/ Francesco S. Rossi	Senior Vice President and Chief Accounting Officer	March 12, 2021
Francesco S. Rossi

/s/ F. Duffield Meyercord	Chairman of the Board	March 12, 2021
F. Duffield Meyercord

/s/ Carmen M. Bowser	Director	March 12, 2021
Carmen M. Bowser

/s/ Susan A. Cole	Director	March 12, 2021
Susan A. Cole

/s/ Anthony J. Consi II	Director	March 12, 2021
Anthony J. Consi II

/s/ Richard Daingerfield	Director	March 12, 2021
Richard Daingerfield

/s/ Edward A. Gramigna	Director	March 12, 2021
Edward A. Gramigna

/s/ Peter D. Horst	Director	March 12, 2021
Peter D. Horst

/s/ Steven A. Kass	Director	March 12, 2021
Steven A. Kass

/s/ Patrick J. Mullen	Director	March 12, 2021
Patrick J. Mullen

/s/ Philip W. Smith III	Director	March 12, 2021
Philip W. Smith III

/s/ Tony Spinelli	Director	March 12, 2021
Tony Spinelli

/s/ Beth Welsh	Director	March 12, 2021
Beth Welsh