Form 10-Q
period 2021-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2021-05-10
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2021

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

Number of shares of Common Stock outstanding as of April 30, 2021: 19,035,870

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except share and per share data)

	(unaudited)	(audited)
	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$8,159	$10,629
Federal funds sold	102	102
Interest-earning deposits	468,276	642,591
Total cash and cash equivalents	476,537	653,322
Securities available for sale	875,301	622,689
Equity security, at fair value	14,852	15,117
FHLB and FRB stock, at cost	13,699	13,709
Loans held for sale, at fair value	9,219	13,588
Loans held for sale, at lower of cost or fair value	53,185	18,520
Loans	4,377,931	4,372,437
Less: Allowance for loan and lease losses	67,536	67,309
Net loans	4,310,395	4,305,128
Premises and equipment	23,260	21,609
Other real estate owned	50	50
Accrued interest receivable	23,916	22,495
Bank owned life insurance	46,448	46,809
Goodwill	33,103	33,103
Other intangible assets	10,421	10,788
Finance lease right-of-use assets	4,143	4,330
Operating lease right-of-use assets	10,186	9,421
Other assets	64,912	99,764
TOTAL ASSETS	$5,969,627	$5,890,442
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$908,922	$833,500
Interest-bearing deposits:
Checking	1,987,567	1,849,254
Savings	141,743	130,731
Money market accounts	1,256,605	1,298,885
Certificates of deposit - retail	474,668	530,222
Certificates of deposit - listing service	31,631	32,128
Subtotal deposits	4,801,136	4,674,720
Interest-bearing demand - brokered	110,000	110,000
Certificates of deposit - brokered	33,777	33,764
Total deposits	4,944,913	4,818,484
Short-term borrowings	15,000	15,000
Paycheck Protection Program Liquidity Facility	168,180	177,086
Finance lease liabilities	6,528	6,753
Operating lease liabilities	10,509	9,737
Subordinated debt, net	181,837	181,794
Deferred tax liabilities, net	28,341	32,978
Accrued expenses and other liabilities	91,878	121,488
TOTAL LIABILITIES	5,447,186	5,363,320
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 20,561,081 at March 31, 2021 and 20,342,881 at December 31, 2020; outstanding shares, 19,034,870 at March 31, 2021 and 18,974,703 at December 31, 2020	17,140	16,958
Surplus	326,251	326,592
Treasury stock at cost, 1,526,211 shares at March 31, 2021 and 1,368,178 shares at December 31, 2020	(40,856)	(36,477)
Retained earnings	233,670	221,441
Accumulated other comprehensive loss, net of income tax	(13,764)	(1,392)
TOTAL SHAREHOLDERS’ EQUITY	522,441	527,122
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$5,969,627	$5,890,442

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
INTEREST INCOME
Interest and fees on loans	$35,384	$42,305
Interest on investments:
Taxable	2,629	2,459
Tax-exempt	43	58
Interest on loans held for sale	55	21
Interest on interest-earning deposits	128	552
Total interest income	38,239	45,395
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	1,789	6,443
Interest on certificates of deposit	1,470	3,694
Interest on borrowed funds	209	1,012
Interest on finance lease liability	79	90
Interest on subordinated debt	2,145	1,223
Subtotal - interest expense	5,692	12,462
Interest on interest-bearing demand - brokered	493	923
Interest on certificates of deposits - brokered	261	263
Total interest expense	6,446	13,648
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	31,793	31,747
Provision for loan and lease losses	225	20,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	31,568	11,747
OTHER INCOME
Wealth management fee income	12,131	9,955
Service charges and fees	846	816
Bank owned life insurance	611	328
Gains on loans held for sale at fair value (mortgage banking)	1,025	292
Gain/(loss) on loans held for sale at lower of cost or fair value	282	(3)
Fee income related to loan level, back-to-back swaps	—	1,418
Gain on sale of SBA loans	1,449	1,054
Corporate advisory fee income	1,098	75
Other income	643	384
Securities (losses)/gains, net	(265)	198
Total other income	17,820	14,517
OPERATING EXPENSES
Compensation and employee benefits	21,990	19,226
Premises and equipment	4,113	4,043
FDIC insurance expense	585	250
Other operating expense	4,906	4,716
Total operating expenses	31,594	28,235
INCOME/(LOSS) BEFORE INCOME TAX EXPENSE/(BENEFIT)	17,794	(1,971)
Income tax expense/(benefit)	4,616	(3,344)
NET INCOME	$13,178	$1,373

EARNINGS PER SHARE
Basic	$0.70	$0.07
Diluted	$0.67	$0.07
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,950,305	18,858,343
Diluted	19,531,689	19,079,575

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$13,178	$1,373
Comprehensive income:
Unrealized (losses)/gains on available for sale securities:
Unrealized holding (losses)/gains arising during the period	(17,618)	5,799
	(17,618)	5,799

Tax effect	4,203	(1,412)
Net of tax	(13,415)	4,387

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	1,450	(8,878)
Reclassification adjustment for amounts included in net income	—	(71)
	1,450	(8,949)

Tax effect	(407)	2,398
Net of tax	1,043	(6,551)

Total other comprehensive loss	(12,372)	(2,164)

Total comprehensive income/(loss)	$806	$(791)

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

Three Months Ended March 31, 2021 and March 31, 2020

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at December 31, 2020 18,974,703 common shares outstanding	$—	$16,958	$326,592	$(36,477)	$221,441	$(1,392)	$527,122
Net income	—	—	—	—	13,178	—	13,178
Other comprehensive loss	—	—	—	—	—	(12,372)	(12,372)
Restricted stock units issued 267,148	—	223	(223)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (64,653) shares	—	(54)	(1,948)	—	—	-	(2,002)
Amortization of restricted stock awards/units	—	—	1,615	—	—	—	1,615
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(949)	—	(949)
Share repurchase, (158,033) shares	—	—	—	(4,379)	—	—	(4,379)
Common stock options exercised, 820 net of 62 shares used to exercise, 758 shares	—	1	9	—	—	—	10
Exercise of warrants, 20,000 net of 13,478 shares used to exercise, 6,522 shares	—	5	(5)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 8,425 shares	—	7	211	—	—	—	218
Balance at March 31, 2021 19,034,870 common shares outstanding	$—	$17,140	$326,251	$(40,856)	$233,670	$(13,764)	$522,441

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at December 31, 2019 18,926,810 common shares outstanding	$—	$16,733	$319,375	$(29,990)	$199,029	$(1,495)	$503,652
Net income	—	—	—	—	1,373	—	1,373
Other comprehensive loss	—	—	—	—	—	(2,164)	(2,164)
Restricted stock units issued 150,084	—	125	(125)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (37,106) shares	—	(31)	(570)	—	—	—	(601)
Amortization of restricted stock awards/units	—	—	1,541	—	—	—	1,541
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(949)	—	(949)
Share repurchase, (220,222) shares	—	—	—	(6,487)	—	—	(6,487)
Common stock options exercised, 5,600 shares	—	4	71	—	—	—	75
Exercise of warrants, 20,000 net of 13,469 shares used to exercise, 6,531 shares	—	6	(6)	—	—	—	—
Issuance of common stock for acquisition, 20,826 shares	—	17	(17)	—	—	—	—
Balance at March 31, 2020 18,852,523 common shares outstanding	$—	$16,854	$320,269	$(36,477)	$199,453	$(3,659)	$496,440

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$13,178	$1,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	784	771
Amortization of premium and accretion of discount on securities, net	1,578	684
Amortization of restricted stock	1,615	1,541
Amortization of intangible assets	368	324
Amortization of subordinated debt costs	43	56
Provision for loan and lease losses	225	20,000
Deferred tax benefit	(841)	(3,520)
Stock-based compensation and employee stock purchase plan expense	30	41
Fair value adjustment for equity security	265	(198)
Loans originated for sale (1)	(53,886)	(30,247)
Proceeds from sales of loans held for sale (1)	64,900	31,095
Gain on loans held for sale (1)	(2,474)	(1,346)
(Gain)/loss on loans held for sale at lower of cost or fair value	(282)	3
Gain on life insurance death benefit	(302)	—
Increase in cash surrender value of life insurance, net	(153)	(181)
Increase in accrued interest receivable	(1,421)	(1,310)
Decrease/(increase) in other assets	4,956	(7,528)
Increase/(decrease) in accrued expenses and other liabilities	1,722	(4,174)
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,305	7,384
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	52,781	31,037
Redemptions of FHLB and FRB stock	10	12,072
Purchase of securities available for sale	(324,589)	(24,852)
Purchase of equity securities	—	(3,000)
Purchase of FHLB and FRB stock	—	(28,875)
Proceeds from sales of loans held for sale at lower of cost or fair value	7,221	10,067
Net increase in loans, net of participations sold	(51,268)	(13,761)
Purchase of premises and equipment	(2,248)	(914)
Proceeds from life insurance death benefit	582	—
NET CASH USED IN INVESTING ACTIVITIES	(317,511)	(18,226)
FINANCING ACTIVITIES:
Net increase in deposits	126,429	197,722
Net increase in short-term borrowings	—	386,900
Repayments of Paycheck Protection Program Liquidity Facility	(8,906)	—
Dividends paid on common stock	(949)	(949)
Exercise of Stock Options, net of stock swaps	10	75
Restricted stock repurchased on vesting to pay taxes	(2,002)	(601)
Issuance of shares for employee stock purchase plan	218	—
Purchase of treasury shares	(4,379)	(6,487)
NET CASH PROVIDED BY FINANCING ACTIVITIES	110,421	576,660
Net (decrease)/increase in cash and cash equivalents	(176,785)	565,818
Cash and cash equivalents at beginning of period	653,322	208,185
Cash and cash equivalents at end of period	$476,537	$774,003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,413	$12,424
Income tax, net	200	206
Transfer of loans to loans held for sale	45,776	—
Security purchases settled in subsequent period	—	10,885

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

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2021, and the results of operations, comprehensive income/(loss), shareholders’ equity for 2020 and cash flow statements for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

While the following footnotes include the consolidated results of the Company, the Bank and their subsidiaries, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

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

Segment Information:  The Company’s business is conducted through two business segments: its banking segment, which involves the delivery of loan and deposit products to customers, and the Peapack Private Wealth Management Division (“Peapack Private”), which includes asset management services to individuals and institutions. Management uses certain methodologies to allocate income and expense to the business segments.

The Banking segment includes commercial (includes C&I and equipment financing), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support services.

Peapack Private includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator and custodian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust & Investments of Delaware and Murphy Capital.  Wealth management fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of AUM at month-end.  Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e. trade date).

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

U.S. Small Business Administration (SBA) loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $77.0 million and $65.5 million as of March 31, 2021 and December 31, 2020, respectively.  SBA loans held for sale totaled $1.8 million and $6.0 million at March 31, 2021 and December 31, 2020, respectively. The Company also has loans originated through the SBA Paycheck Protection Program (PPP) that are held for sale.  As of March 31, 2021, the Company had $45.8 million of PPP loans that were designated held for sale.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. As a result of the effects of the COVID-19 pandemic, the Company increased certain qualitative factors related to elevated levels of unemployment, economic forecasts and approved loan deferral payment requests as businesses both locally and nationally were shut down and have only gradually and partially reopened.  The Company also considered qualitative factors related to the following:  levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both March 31, 2021 and December 31, 2020, the multiple was 2.25 times for non-impaired special mention loans and 3.25 times for non-impaired substandard loans.

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

The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under Accounting Standards Codification ("ASC") 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan. The revised CARES Act allows for loan modifications through January 1, 2022.  In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan and lease losses on its loan portfolio.  The Company approved total loan modifications under the CARES Act of $946.7 million, of which $42.8 million remain outstanding as of March 31, 2021.

Another key program under the CARES Act is the Paycheck Protection Program (“PPP”) administered by the SBA which has provided much needed funding to qualifying businesses and organizations.  Under this program, the Company has provided fundings of approximately $650 million. In the third quarter of 2020, the Company sold approximately $355.0 million of such loans, servicing rights released to a third party.  The Company has approximately $232.7 million of PPP loans remaining in its portfolio as of March 31, 2021 and believes that the majority of these loans will be forgiven by the SBA.

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

Stock-Based Compensation: The Company’s 2006 Long-Term Stock Incentive Plan and 2012 Long-Term Stock Incentive Plan allow the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. There are no shares remaining for issuance with respect to the stock option plan approved in 2002, however options granted under this plan are still included in the numbers below. Options granted under these plans are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair value of common stock on the date of grant and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant.  Some options granted to officers at or above the senior vice president level were immediately exercisable at the date of grant.  The Company has a policy of using authorized but unissued shares to satisfy option exercises.

Upon adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

For the Company’s stock option plans, changes in options outstanding during the three months ended March 31, 2021 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2021	50,660	$13.59
Exercised during 2021	(820)	13.39
Expired during 2021	—	—
Forfeited during 2021	(2,380)	13.53
Balance, March 31, 2021	47,460	$13.60	1.44 years	$820
Vested and expected to vest	47,460	$13.60	1.44 years	$820
Exercisable at March 31, 2021	47,460	$13.60	1.44 years	$820

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2021 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on March 31, 2021 was $30.88.

There were no stock options granted during the three months ended March 31, 2021.

The Company issued performance-based and service-based restricted stock units in 2021 and 2020. Service-based units vest ratably over a three- or five-year period.  There were 187,762 service-based restricted stock units granted during the first quarter of 2021.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period which is generally three years.  There were 51,710 performance-based restricted stock units granted in the first quarter of 2021.

Changes in non-vested shares dependent on performance criteria for the three months ended March 31, 2021 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2021	221,600	$20.47
Granted during 2021	51,710	31.36
Vested during 2021	(36,032)	35.33
Forfeited during 2021	(11,843)	26.32
Balance, March 31, 2021	225,435	$20.29

Changes in service-based restricted stock awards/units for the three months ended March 31, 2021 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2021	777,166	$19.24
Granted during 2021	187,762	31.36
Vested during 2021	(231,116)	22.32
Forfeited during 2021	(21,260)	16.12
Balance, March 31, 2021	712,552	$21.53

As of March 31, 2021, there was $17.4 million of total unrecognized compensation cost related to service-based and performance-based units.  That cost is expected to be recognized over a weighted average period of 1.65 years. Stock compensation expense recorded for the first quarters of 2021 and 2020 totaled $1.7 million and $1.5 million, respectively.

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

The Company recorded $30,000 and $41,000 of expense in salaries and employee benefits expense for the three months ended March 31, 2021 and 2020, respectively related to the ESPP.  Total shares issued under the ESPP during the first quarter of 2021 and 2020 were 8,425 and 0, respectively.

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2021	2020
Net income available to common shareholders	$13,178	$1,373

Basic weighted average shares outstanding	18,950,305	18,858,343
Plus: common stock equivalents	581,384	221,232
Diluted weighted average shares outstanding	19,531,689	19,079,575
Net income per share
Basic	$0.70	$0.07
Diluted	0.67	0.07

                                                                                                                                                                                                               For the three months ended March 31, 2021 and 2020, restricted stock units totaling 239,472 and 570,102 were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

The Company expects COVID-19 to have an impact on our operations but cannot determine or estimate the full impact at this time.  It is possible that estimates made in the Company’s consolidated financial statements could be materially and adversely impacted as a result of the conditions created by COVID-19, including estimates regarding expected provision for loan and lease losses and impairment of goodwill.

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

Other intangible assets, which primarily consist of customer relationship intangible assets arising from acquisitions, are amortized on an accelerated basis over their estimated useful lives, which range from 5 to 15 years.

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the Consolidated Statements of Condition as of March 31, 2021 and December 31, 2020 follows:

	March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S government-sponsored agencies	$229,199	$—	$(7,862)	$221,337
Mortgage-backed securities–residential	598,088	6,786	(8,254)	596,620
SBA pool securities	47,372	15	(1,144)	46,243
State and political subdivisions	7,967	86	—	8,053
Corporate bond	3,000	48	—	3,048
Total	$885,626	$6,935	$(17,260)	$875,301

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasuries	$2,613	$—	$—	$2,613
U.S. government-sponsored agencies	84,424	2	(655)	83,771
Mortgage-backed securities–residential	467,915	8,604	(461)	476,058
SBA pool securities	49,457	31	(359)	49,129
State and political subdivisions	7,987	102	—	8,089
Corporate bond	3,000	29	—	3,029
Total	$615,396	$8,768	$(1,475)	$622,689

The following tables present the Company’s available for sale securities in a continuous unrealized loss position and the approximate fair value of these investments as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S government-sponsored agencies	$211,882	$(7,862)	$—	$—	$211,882	$(7,862)
Mortgage-backed securities-residential	290,133	(8,244)	6,534	(10)	296,667	(8,254)
SBA pool securities	36,923	(1,129)	2,057	(15)	38,980	(1,144)
Total	$538,938	$(17,235)	$8,591	$(25)	$547,529	$(17,260)

	December 31, 2020
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$73,769	$(655)	$—	$—	$73,769	$(655)
Mortgage-backed securities-residential	103,340	(430)	13,914	(31)	117,254	(461)
SBA pool securities	39,720	(343)	2,095	(16)	41,815	(359)
Total	$216,829	$(1,428)	$16,009	$(47)	$232,838	$(1,475)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the credit-worthiness of the issuers.  As of March 31, 2021, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

The Company has an investment in a CRA investment fund with a fair value of $14.9 million at March 31, 2021. The investment is classified as an equity security in our Consolidated Statements of Condition.  This security had a loss of $265,000 for the three months ended March 31, 2021.  This amount is included in securities gains/(losses), net on the Consolidated Statements of Income.

3.  LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of March 31, 2021 and December 31, 2020, consisted of the following:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2021	Loans	2020	Loans
Residential mortgage	$489,665	11.18%	$502,829	11.50%
Multifamily mortgage	1,178,940	26.93	1,126,946	25.77
Commercial mortgage	697,599	15.94	691,294	15.81
Commercial loans (including equipment financing) (A)	1,911,520	43.66	1,950,981	44.62
Commercial construction	17,865	0.41	12,600	0.29
Home equity lines of credit	45,623	1.04	50,545	1.15
Consumer loans, including fixed rate home equity loans	36,519	0.83	37,016	0.85
Other loans	200	0.01	226	0.01
Total loans	$4,377,931	100.00%	$4,372,437	100.00%

(A)	Includes PPP loans of $187 million at March 31, 2021 and $196 million at December 31, 2020.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal Call Report codes.  The following portfolio classes have been identified as of March 31, 2021 and December 31, 2020:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2021	Loans	2020	Loans
Primary residential mortgage	$498,570	11.39%	$512,841	11.74%
Home equity lines of credit	45,623	1.04	50,545	1.16
Junior lien loan on residence	4,686	0.11	4,527	0.10
Multifamily property	1,178,940	26.95	1,126,946	25.79
Owner-occupied commercial real estate	241,094	5.51	253,447	5.80
Investment commercial real estate	966,287	22.09	995,613	22.79
Commercial and industrial (A)	1,064,133	24.32	1,059,399	24.24
Lease financing	312,358	7.14	305,931	7.00
Farmland/agricultural production	3,349	0.08	3,068	0.07
Commercial construction loans	18,035	0.41	12,773	0.29
Consumer and other loans	42,080	0.96	44,483	1.02
Total loans	$4,375,155	100.00%	$4,369,573	100.00%
Net deferred costs	2,776		2,864
Total loans including net deferred costs	$4,377,931		$4,372,437

(A)	Includes PPP loans of $187 million at March 31, 2021 and $196 million at December 31, 2020.

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan and lease losses (ALLL) as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$2,264	$1	$496,306	$2,775	$498,570	$2,776
Home equity lines of credit	—	—	45,623	198	45,623	198
Junior lien loan on residence	—	—	4,686	16	4,686	16
Multifamily property	—	—	1,178,940	10,427	1,178,940	10,427
Owner-occupied commercial real estate	564	—	240,530	2,864	241,094	2,864
Investment commercial real estate	—	—	966,287	26,693	966,287	26,693
Commercial and industrial (A)	9,136	3,200	1,054,997	16,925	1,064,133	20,125
Lease financing	—	—	312,358	3,967	312,358	3,967
Farmland/agricultural production	—	—	3,349	47	3,349	47
Commercial construction loans	—	—	18,035	161	18,035	161
Consumer and other loans	—	—	42,080	262	42,080	262
Total ALLL	$11,964	$3,201	$4,363,191	$64,335	$4,375,155	$67,536

(A)	The balance includes PPP loans of $187 million had no related reserve as these loans are guaranteed by the SBA.

	December 31, 2020
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$1,490	$3	$511,351	$2,902	$512,841	$2,905
Home equity lines of credit	—	—	50,545	218	50,545	218
Junior lien loan on residence	—	—	4,527	15	4,527	15
Multifamily property	—	—	1,126,946	9,945	1,126,946	9,945
Owner-occupied commercial real estate	807	—	252,640	3,050	253,447	3,050
Investment commercial real estate	4,593	—	991,020	27,713	995,613	27,713
Commercial and industrial	9,314	2,700	1,050,085	16,347	1,059,399	19,047
Lease financing	—	—	305,931	3,936	305,931	3,936
Farmland/agricultural production	—	—	3,068	43	3,068	43
Commercial construction loans	—	—	12,773	158	12,773	158
Consumer and other loans	—	—	44,483	279	44,483	279
Total ALLL	$16,204	$2,703	$4,353,369	$64,606	$4,369,573	$67,309

Impaired loans include nonaccrual loans of $11.8 million at March 31, 2021 and $11.4 million at December 31, 2020.    Impaired loans also include performing TDR loans of $197,000 at March 31, 2021 and $201,000 at December 31, 2020.  The allowance allocated to TDR loans totaled $1,000 and $3,000 at March 31, 2021 and December 31, 2020, respectively, of which none was allocated to nonaccrual loans.    All accruing TDR loans were paying in accordance with restructured terms as of March 31, 2021.  The Company has not committed to lend additional amounts as of March 31, 2021 to customers with outstanding loans that are classified as TDR loans.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2021 and December 31, 2020 (The average impaired loans on the following tables represent year to date impaired loans):

	March 31, 2021
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$2,384	$2,104	$—	$1,579
Owner-occupied commercial real estate	577	564	—	645
Commercial and industrial	7,033	4,136	—	4,198
Total loans with no related allowance	$9,994	$6,804	$—	$6,422
With related allowance recorded:
Primary residential mortgage	$160	$160	$1	$161
Commercial and industrial	5,000	5,000	3,200	5,000
Total loans with related allowance	$5,160	$5,160	$3,201	$5,161
Total loans individually evaluated for impairment	$15,154	$11,964	$3,201	$11,583

	December 31, 2020
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$1,601	$1,328	$—	$5,544
Owner-occupied commercial real estate	817	807	—	516
Investment commercial real estate	4,593	4,593	—	6,582
Commercial and industrial	7,137	4,314	—	1,677
Total loans with no related allowance	$14,148	$11,042	$—	$14,319
With related allowance recorded:
Primary residential mortgage	$162	$162	$3	$526
Commercial and industrial	5,000	5,000	2,700	4,140
Total loans with related allowance	$5,162	$5,162	$2,703	$4,666
Total loans individually evaluated for impairment	$19,310	$16,204	$2,703	$18,985

Interest income recognized on impaired loans for the quarters ended March 31, 2021 and 2020 was not material.  The Company did not recognize any income on non-accruing impaired loans for the three months ended March 31, 2021 and 2020.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,104	$—
Owner-occupied commercial real estate	564	—
Commercial and industrial	9,099	—
Total	$11,767	$—

	December 31, 2020
		Loans Past Due
		Over 90 Days
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,328	$—
Owner-occupied commercial real estate	807	—
Commercial and industrial	9,275	—
Total	$11,410	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2021 and December 31, 2020 by class of loans, excluding nonaccrual loans:

	March 31, 2021
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$990	$—	$—	$990
Owner occupied commercial real estate	550	—	—	550
Commercial and industrial	81	—	—	81
Consumer and other loans	—	1	—	1
Total	$1,621	$1	$—	$1,622

	December 31, 2020
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,900	$141	$—	$3,041
Home equity lines of credit	181	—	—	181
Junior lien loan on residence	—	25	—	25
Multifamily property	—	269	—	269
Owner-occupied commercial real estate	268	—	—	268
Commercial and industrial	497	772	—	1,269
Total	$3,846	$1,207	$—	$5,053

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

In addition, the Bank has engaged an independent loan review firm to validate risk ratings and to ensure compliance with our policies and procedures.  This review of the following types of loans is performed quarterly:

•	A large sample of relationships or new lending to existing relationships greater than $1,000,000 booked since the prior review;
•	All criticized and classified rated borrowers with relationship exposure of more than $500,000;
•	A large sample of Pass-rated (including Pass Watch) borrowers with total relationships in excess of $1,000,000 and a small sample of Pass related relationships less than $1,000,000;
•	All leveraged loans of $1,000,000 or greater;
•	At least two borrowing relationships managed by each commercial banker;
•	Any new Regulation “O” loan commitments over $1,000,000; and
•

Any other credits requested by Bank senior management or a member of the Board of Directors and any borrower for which the reviewer determines a review is warranted based upon knowledge of the portfolio, local events, industry stresses, etc.

The review excludes borrowers with commitments of less than $500,000.

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

As of March 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$488,941	$3,014	$6,615	$—
Home equity lines of credit	45,149	—	474	—
Junior lien loan on residence	4,668	—	18	—
Multifamily property	1,174,380	4,206	354	—
Owner-occupied commercial real estate	228,790	10,187	2,117	—
Investment commercial real estate	868,088	98,199	—	—
Commercial and industrial	997,669	50,328	16,136	—
Lease financing	312,358	—	—	—
Farmland/agricultural production	3,349	—	—	—
Commercial construction loans	17,956	79	—	—
Consumer and other loans	42,080	—	—	—
Total	$4,183,428	$166,013	$25,714	$—

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$504,795	$1,398	$6,648	$—
Home equity lines of credit	50,068	—	477	—
Junior lien loan on residence	4,483	—	44	—
Multifamily property	1,121,145	5,441	360	—
Owner-occupied commercial real estate	240,638	10,417	2,392	—
Investment commercial real estate	893,115	91,162	11,336	—
Commercial and industrial	989,281	53,604	16,514	—
Lease financing	305,931	—	—	—
Farmland/agricultural production	3,068	—	—	—
Commercial construction loans	12,692	81	—	—
Consumer and other loans	44,483	—	—	—
Total	$4,169,699	$162,103	$37,771	$—

At March 31, 2021, $12.0 million of substandard loans were also considered impaired, compared to December 31, 2020, when $16.2 million of substandard loans were also considered impaired.

The activity in the allowance for loan and lease losses for the three months ended March 31, 2021 is summarized below:

	January 1,				March 31,
	2021				2021
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,905	$—	$—	$(129)	$2,776
Home equity lines of credit	218	—	9	(29)	198
Junior lien loan on residence	15	—	—	1	16
Multifamily property	9,945	—	—	482	10,427
Owner-occupied commercial real estate	3,050	—	—	(186)	2,864
Investment commercial real estate	27,713	—	—	(1,020)	26,693
Commercial and industrial	19,047	—	7	1,071	20,125
Lease financing	3,936	—	—	31	3,967
Farmland/agricultural production	43	—	—	4	47
Commercial construction loans	158	—	—	3	161
Consumer and other loans	279	(15)	1	(3)	262
Total ALLL	$67,309	$(15)	$17	$225	$67,536

The activity in the allowance for loan and lease losses for the three months ended March 31, 2020 is summarized below:

	January 1,				March 31,
	2020				2020
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,090	$—	$77	$1,006	$3,173
Home equity lines of credit	128	—	3	106	237
Junior lien loan on residence	13	—	—	10	23
Multifamily property	6,037	—	—	3,067	9,104
Owner-occupied commercial real estate	2,064	—	—	774	2,838
Investment commercial real estate	15,988	—	31	11,652	27,671
Commercial and industrial	14,353	—	3	2,768	17,124
Lease financing	2,642	—	—	499	3,141
Farmland/agricultural production	38	—	—	—	38
Commercial construction loans	27	—	—	13	40
Consumer and other loans	296	(8)	1	105	394
Total ALLL	$43,676	$(8)	$115	$20,000	$63,783

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

As of March 31, 2021, the Bank has modified 540 loans with a balance of $946.7 million resulting in the deferral of principal and/or interest.  The table below summarizes the deferrals as of March 31, 2021.  All of these loans were performing in accordance with their terms prior to modification and are in conformance with the CARES Act.  Included in the table below is 1 loan related to our back to back swap program totaling $19.9 million. Details with respect to loan modifications are as follows:

		Post-Modification
		Outstanding
	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	21	$7,477
Junior lien loan on residence	1	18
Multifamily property	1	921
Owner-occupied commercial real estate	1	117
Investment commercial real estate	1	19,887
Commercial and industrial	6	12,993
Commercial construction loans	1	1,344
Total	32	$42,757

The future performance of these loans, specifically beyond the term of the deferral, is uncertain.  To recognize a credit allowance commensurate with the existing risk, the Company assigned qualitative factors for each of the above portfolio classes for allowance purposes.

Troubled Debt Restructurings:

The Company has allocated $1,000 and $3,000 of specific reserves on TDRs as of March 31, 2021 and December 31, 2020, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

There were no loans modified as TDRs during the three-month period ended March 31, 2021.

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

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at March 31, 2021:

	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$132
Total	1	$132

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at March 31, 2020:

	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$200
Total	1	$200

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

4.  DEPOSITS

Certificates of deposit, over $250,000, totaled $164.1 million and $186.3 million at March 31, 2021 and December 31, 2020, respectively.  These totals exclude brokered certificates of deposit.

The following table sets forth the details of total deposits as of March 31, 2021 and December 31, 2020:

	March 31,		December 31,
	2021		2020
(Dollars in thousands)
Noninterest-bearing demand deposits	$908,922	18.38%	$833,500	17.30%
Interest-bearing checking (1)	1,987,567	40.19	1,849,254	38.38
Savings	141,743	2.87	130,731	2.71
Money market	1,256,605	25.41	1,298,885	26.96
Certificates of deposit - retail	474,668	9.60	530,222	11.00
Certificates of deposit - listing service	31,631	0.64	32,128	0.67
Subtotal deposits	4,801,136	97.09	4,674,720	97.02
Interest-bearing demand - Brokered	110,000	2.23	110,000	2.28
Certificates of deposit - Brokered	33,777	0.68	33,764	0.70
Total deposits	$4,944,913	100.00%	$4,818,484	100.00%

(1)	Interest-bearing checking includes $731.6 million at March 31, 2021 and $652.5 million at December 31, 2020 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of March 31, 2021 are as follows:

(In thousands)
2021	$352,816
2022	115,218
2023	11,530
2024	25,558
2025	29,225
Over 5 Years	5,729
Total	$540,076

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At March 31, 2021, short-term borrowings consisted of a one-month FHLB advance totaling $15.0 million with a rate of 0.36 percent.  The one-month FHLB advance for $15.0 million is part of an interest rate swap designated as a cash flow hedge.  The cash flow hedge has a term of three years.  There were no overnight borrowings with the FHLB as of March 31, 2021 or December 31, 2020.  At March 31, 2021, unused short-term overnight borrowing commitments totaled $1.8 billion from the FHLB, $22.0 million from correspondent banks and $990.0 million at the Federal Reserve Bank of New York.

The Company had $168.2 million in borrowings from the Federal Reserve’s Paycheck Protection Plan Lending Facility (the “PPPLF”), as of March 31, 2021 as compared to $177.1 million at December 31, 2020.  The borrowings have a rate of 0.35 percent, primarily all of which have a 2-year maturity.  The Company utilized the PPPLF to fund PPP loan production during the second quarter of 2020.  The borrowings are fully pledged by PPP loans as of March 31, 2021.

The Company prepaid $105.0 million of FHLB advances resulting in a prepayment penalty of $4.8 million during 2020. The repayment of the FHLB advances is expected to provide a benefit to interest expense greater than the prepayment penalty over the remaining life of the advances.

6.  BUSINESS SEGMENTS

The Company assesses its results among two operating segments, Banking and Peapack Private. Management uses certain methodologies to allocate income and expense to the business segments. A funds transfer pricing methodology is used to assign interest income and interest expense.  Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown. The Banking segment’s effective tax rate for the three months ended March 31, 2020 was affected by a $3.3 million income tax benefit recorded during the first quarter of 2020. For additional information related to this income tax benefit refer to the Income Taxes section of Management’s Discussion and Analysis.

Banking

The Banking segment includes: commercial (includes C&I and equipment finance), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support and sales.

Peapack Private

Peapack Private includes PGB Trust & Investments of Delaware and Murphy Capital, includes investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Company’s reportable segments for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$30,226	$1,567	$31,793
Noninterest income	5,140	12,680	17,820
Total income	35,366	14,247	49,613

Provision for loan and lease losses	225	—	225
Compensation and employee benefits	16,428	5,562	21,990
Premises and equipment expense	3,570	543	4,113
FDIC insurance expense	585	—	585
Other operating expense	2,391	2,515	4,906
Total operating expense	23,199	8,620	31,819
Income before income tax expense	12,167	5,627	17,794
Income tax expense	3,159	1,457	4,616
Net income	$9,008	$4,170	$13,178

Total assets at period end	$5,883,553	$86,074	$5,969,627

	Three Months Ended March 31, 2020
		Wealth
		Management
(In thousands)	Banking	Division	Total
Net interest income	$30,409	$1,338	$31,747
Noninterest income	4,229	10,288	14,517
Total income	34,638	11,626	46,264

Provision for loan and lease losses	20,000	—	20,000
Compensation and employee benefits	13,207	6,019	19,226
Premises and equipment expense	3,421	622	4,043
FDIC insurance expense	250	—	250
Other operating expense	2,606	2,110	4,716
Total operating expense	39,484	8,751	48,235
(Loss)/income before income tax (benefit)/expense	(4,846)	2,875	(1,971)
Income tax (benefit)/expense	(3,893)	549	(3,344)
Net (loss)/income	$(953)	$2,326	$1,373

Total assets at period end	$5,734,495	$96,963	$5,831,458

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of March 31, 2021.

The following table summarizes, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$221,337	$—	$221,337	$—
Mortgage-backed securities-residential	596,620	—	596,620	—
SBA pool securities	46,243	—	46,243	—
State and political subdivisions	8,053	—	8,053	—
Corporate bond	3,048	—	3,048	—
CRA investment fund	14,852	14,852	—	—
Loans held for sale, at fair value	9,219	—	9,219	—
Derivatives:
Loan level swaps	45,301	—	45,301	—
Total	$944,673	$14,852	$929,821	$—

Liabilities:
Derivatives:
Cash flow hedges	$8,166	$—	$8,166	$—
Loan level swaps	45,301	—	45,301	—
Total	$53,467	$—	$53,467	$—

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

The Company has elected the fair value option for certain loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2021 and December 31, 2020.

The following tables present residential loans held for sale, at fair value at the dates indicated:

(In thousands)	March 31, 2021	December 31, 2020
Residential loans contractual balance	$9,029	$13,295
Fair value adjustment	190	293
Total fair value of residential loans held for sale	$9,219	$13,588

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2021.

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial and industrial	$1,800	$—	$—	$1,800

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial and industrial	$2,300	$—	$—	$2,300

The carrying amounts and estimated fair values of financial instruments at March 31, 2021 are as follows:

		Fair Value Measurements at March 31, 2021 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$476,537	$476,537	$—	$—	$476,537
Securities available for sale	875,301	—	875,301	—	875,301
CRA investment fund	14,852	14,852	—	—	14,852
FHLB and FRB stock	13,699	—	—	—	N/A
Loans held for sale, at fair value	9,219	—	9,219	—	9,219
Loans held for sale, at lower of cost or fair value	53,185	—	53,399	—	53,399
Loans, net of allowance for loan and lease losses	4,310,395	—	—	4,511,593	4,511,593
Accrued interest receivable	23,916	—	2,244	21,672	23,916
Accrued interest receivable loan level swaps (A)	4,660	—	4,660	—	4,660
Loan level swaps	45,301	—	45,301	—	45,301
Financial liabilities
Deposits	$4,944,913	$4,404,837	$545,549	$—	$4,950,386
Short-term borrowings	15,000	—	15,000	—	15,000
Paycheck Protection Program Liquidity Facility	168,180	—	168,180	—	168,180
Subordinated debt	181,837	—	—	181,076	181,076
Accrued interest payable	3,499	147	1,159	2,193	3,499
Accrued interest payable loan level swaps	4,660	—	4,660	—	4,660
Cash flow hedges	8,166	—	8,166	—	8,166
Loan level swap	45,301	—	45,301	—	45,301

(A)	Included in other assets in the Consolidated Statement of Condition.

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 are as follows:

		Fair Value Measurements at December 31, 2020 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$653,322	$653,322	$—	$—	$653,322
Securities available for sale	622,689	—	622,689	—	622,689
CRA investment fund	15,117	15,117	—	—	15,117
FHLB and FRB stock	13,709	—	—	—	N/A
Loans held for sale, at fair value	13,588	—	13,588	—	13,588
Loans held for sale, at lower of cost or fair value	18,520	—	19,115	—	19,115
Loans, net of allowance for loan and lease losses	4,305,128	—	—	4,462,243	4,462,243
Accrued interest receivable	22,495	—	1,653	20,842	22,495
Loan level swaps	79,529	—	79,529	—	79,529
Financial liabilities
Deposits	$4,818,484	$4,222,370	$604,036	$—	$4,826,406
Short-term borrowings	15,000	—	15,000	—	15,000
Paycheck Protection Program Liquidity Facility	177,086	—	177,086	—	177,086
Subordinated debt	181,794	—	—	183,348	183,348
Accrued interest payable	1,650	150	1,347	153	1,650
Cash flow hedges	9,616	—	9,616	—	9,616
Loan level swaps	79,529	—	79,529	—	79,529

8.  REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Service charges on deposits
Overdraft fees	$93	$147
Interchange income	317	280
Other	436	389
Wealth management fees (a)	12,131	9,955
Other (b)	4,843	3,746
Total noninterest other income	$17,820	$14,517

(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2021			2020
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$93	$—	$93	$147	$—	$147
Interchange income	317	—	317	280	—	280
Other	436	—	436	389	—	389
Wealth management fees (a)	—	12,131	12,131	—	9,955	9,955
Other (b)	4,294	549	4,843	3,413	333	3,746
Total noninterest income	$5,140	$12,680	$17,820	$4,229	$10,288	$14,517

(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

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

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income for the first quarter of 2021 by $29,000 compared to $32,000 for the same quarter in 2020.

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

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2021	2020
Professional and legal fees	$1,256	$974
Telephone	334	324
Advertising	214	340
Amortization of intangible assets	368	324
Other operating expenses	2,734	2,754
Total other operating expenses	$4,906	$4,716

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended March 31, 2021 and 2020:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2021	Reclassifications	Income/(Loss)	2021	2021
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$5,521	$(13,415)	$—	$(13,415)	$(7,894)

Gain/(loss) on cash flow hedges	(6,913)	1,043	—	1,043	(5,870)

Accumulated other comprehensive gain/(loss), net of tax	$(1,392)	$(12,372)	$—	$(12,372)	$(13,764)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2020	Reclassifications	Income/(Loss)	2020	2020
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$1,006	$4,387	$—	$4,387	$5,393

Loss on cash flow hedges	(2,501)	(6,499)	(52)	(6,551)	(9,052)

Accumulated other comprehensive loss, net of tax	$(1,495)	$(2,112)	$(52)	$(2,164)	$(3,659)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(In thousands)	2021	2020	Affected Line Item in Income Statement
Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$—	$(71)	Interest expense
Tax effect	—	19	Income tax expense
Total reclassifications, net of tax	$—	$(52)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $270.0 million as of both March 31, 2021 and December 31, 2020 were designated as cash flow hedges of certain interest-bearing deposits.  The Company also has a $15.0 million cash flow hedge of a short-term borrowing as of March 31, 2021. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of March 31, 2021, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of March 31, 2021 and December 31, 2020:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Notional amount	$270,000	$270,000
Weighted average pay rate	1.93%	1.93%
Weighted average receive rate	0.20%	0.22%
Weighted average maturity	1.78 years	2.02 years
Unrealized loss, net	$(8,166)	$(9,616)

Number of contracts	13	13

Net interest expense recorded on these swap transactions totaled $1.2 million and $106,000 for the three months ended March 31, 2021 and 2020, respectively.

Cash Flow Hedges

The following table presents the net gain/(loss) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Interest rate contracts
Gain/(loss) recognized in OCI (effective portion)	$1,450	$(8,878)
Gain/(loss) reclassified from OCI to interest expense	—	(71)
Gain/(loss) recognized in other noninterest expense (ineffective portion)	—	—

During the first quarter of 2020, the Company recognized an unrealized after-tax gain of $26,000 in accumulated other comprehensive income/(loss) related to the termination of three interest rate swaps designated as cash flow hedges.  During the second quarter of 2019, the Company recognized an unrealized after-tax gain of $189,000 in accumulated other comprehensive income/(loss) related to the termination of four interest rate swaps designated as cash flow hedges.  These gains were amortized into earnings over the remaining life of the terminated swaps and completed amortization as of December 31, 2020.  The Company did not recognize pre-tax interest income for the three months ended March 31, 2021, related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges. The Company recognized pre-tax interest income of $71,000 for the three months ended March 31, 2020, related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

	March 31, 2021
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$270,000	$(8,166)
Total included in other assets	—	—
Total included in other liabilities	270,000	(8,166)

	December 31, 2020
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$270,000	$(9,616)
Total included in other assets	—	—
Total included in other liabilities	270,000	(9,616)

Derivatives Not Designated as Accounting Hedges:  The Company offers facility specific/loan level swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution/swap counterparty (loan level / back to back swap program).  The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”).  The notional amount of the swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts.  The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $4.7 million related to our swaps is recorded in other assets and other liabilities as of March 31, 2021.

Information about these swaps is as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Notional amount	$789,673	$823,134
Fair value	$45,301	$79,529
Weighted average pay rates	4.05%	4.02%
Weighted average receive rates	1.89%	1.91%
Weighted average maturity	6.13 years	6.5 years

Number of contracts	93	95

12.  SUBORDINATED DEBT

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

Approximately $29.1 million of the net proceeds from the sale of the 2017 Notes were contributed by the Company to the Bank in the fourth quarter of 2017.  The remaining funds (approximately $5 million), representing three years of interest payments, were retained by the Company for operational purposes.

In December 2020, the Company issued $100.0 million in aggregate principal amount of fixed to floating subordinates notes (the “2020 Notes”) to certain institutional investors.  The 2020 Notes are non-callable for five years, have a stated maturity of December 22, 2030, and bear interest at a fixed rate of 3.50 percent per year until December 22, 2025.  From December 23, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month SOFR plus 326 basis points, payable quarterly in arrears.  Debt issuance costs incurred totaled $1.9 million and are being amortized to maturity.

The Company plans for the use of proceeds from the issuance of the 2020 Notes could include stock repurchases, redemption of the 2016 Notes and acquisitions of wealth management firms.

Subordinated debt is presented net of issuance costs on the Consolidated Statements of Condition.  The subordinated debt issuances are included in the Company’s regulatory total capital amount and ratio.

In connection with the issuance of the 2020 Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”) and Moody’s Investors Services (“Moody’s). KBRA assigned investment grade rating of BBB- and Moody’s assigned investment grade of Baa3 for the 2020 Notes at the time of issuance.

13. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of March 31, 2021, the Company's operating lease ROU asset and operating lease liability totaled $10.2 million and $10.5 million, respectively. As of December 31, 2020, the Company's operating lease ROU asset and operating lease liability totaled $9.4 million and $9.7 million, respectively.  A weighted average discount rate of 3.02 percent and 3.11 percent was used in the measurement of the ROU asset and lease liability as of March 31, 2021 and December 31, 2020, respectively.

The Company's leases have remaining lease terms between three months to 16 years, with a weighted average lease term of 6.67 years at March 31, 2021. The Company's leases had remaining lease terms between one months to 16 years, with a weighted average lease term of 6.01 years, at December 31, 2020. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $701,000 and $827,000 for the three months ended March 31, 2021 and 2020, respectively.  The variable lease costs were $84,000 and $89,000 for the three months ended March 31, 2021 and 2020, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of March 31, 2021:

(In thousands)
2021	$2,523
2022	2,228
2023	1,721
2024	1,426
2025	1,005
Thereafter	2,825
Total lease payments	11,728
Less: imputed interest	1,219
Total present value of lease payments	$10,509

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
(In thousands)	2021	2020
Right-of-use asset obtained in exchange for lease obligation	$1,412	$157
Operating cash flows from operating leases	619	728
Operating cash flows from direct finance leases	79	90
Financing cash flows from direct finance leases	187	187

14. ACCOUNTING PRONOUNCEMENTS

On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (CECL) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, and certain other contracts.  The largest impact will be on lenders and the allowance for loan and lease losses (ALLL).  This ASU will be effective for public business entities (PBEs) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has elected to delay the adoption of ASU 2016-13, as approved by the CARES Act, until January 1, 2022. The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio.  The Company is also currently evaluating the impact the CECL model will have on our accounting and allowance for loans losses. The Company has selected a third-party firm to assist in the development of a CECL model to assist in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company has also engaged a third-party firm to perform a model validation of our CECL model. The Company is also in the process of updating its policies and internal controls accordingly. The Company expects to recognize a one-time cumulative-effect adjustment to our ALLL as of January 1, 2022, consistent with regulatory expectations set forth in interagency guidance. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our consolidated financial condition or results of operations.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:  This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about operations, growth, financial results, new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2020, in addition to/which include the following:

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

•	successful cyberattacks against our IT infrastructure and that of our IT and third-party providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	our inability to successfully generate business in new geographic markets;
•	our inability to execute upon new business initiatives;
•	our lack of liquidity to fund our various cash obligations;
•	reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•	our inability to retain key employees;
•	reduced demand for loans and deposits in our market areas;
•	adverse changes in securities markets;
•	changes in accounting policies and practices; and
•	other unexpected material adverse changes in our operations or earnings.

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
•

if the economy is unable to substantially reopen, and higher levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2020 contains a summary of the Company’s significant accounting policies.

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

The provision for loan and lease losses is based upon Management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, classified loans and nonperforming loans, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although Management uses the best information available, the level of the allowance for loan and lease losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to make additional provisions for loan and lease losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in New Jersey and, to a lesser extent, New York City.  Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for loan and lease losses and allowance for loan and lease losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2021	2020 (1)	2021 vs 2020
Results of Operations:
Net interest income	$31,793	$31,747	$46
Provision for loan and lease losses (1)	225	20,000	(19,775)
Net interest income after provision for loan and lease losses	31,568	11,747	19,821
Wealth management fee income (2)	12,131	9,955	2,176
Other income	5,689	4,562	1,127
Operating expense (3)	31,594	28,235	3,359
Income before income tax expense	17,794	(1,971)	19,765
Income tax expense (4)	4,616	(3,344)	7,960
Net income	$13,178	$1,373	$11,805

Total revenue (5)	$49,613	$46,264	$3,349

Diluted average shares outstanding	19,531,689	19,079,575	452,114

Diluted earnings per share	$0.67	$0.07	$0.60

Return on average assets annualized (ROAA)	0.89%	0.11%	0.78%
Return on average equity annualized (ROAE)	10.03	1.08	8.95

(1)	The March 2020 quarter provision for loan and lease losses was primarily due to the economic environment at that time created by the COVID-19 pandemic.
(2)

The March 2021 quarter included a full quarter of wealth management fee income and expense related to the December lift outs of teams from Lucas and Noyes – approximately $600,000 of wealth management fee income and approximately $400,000 of operating expenses were recorded in the 2021 quarter.

(3)	The quarter ended March 31, 2021 included $1.5 million of severance expense related to certain staff reorganization within several areas of the Bank.
(4)	The March 2020 quarter included a $3.2 million tax benefit related to the carryback of tax NOLs to prior years when the Federal tax rate was 14% higher.
(5)	Total revenue equals net interest income plus wealth management fee income and other income.

	March 31,	December 31,	Change
	2021	2020	2021 vs 2020
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	17.70%	17.67%	0.03%
Tier I leverage ratio	8.66	8.53	0.13
Loans to deposits	88.53	90.74	(2.21)
Allowance for loan and lease losses to total loans	1.54	1.54	—
Allowance for loan and lease losses to nonperforming loans	573.94	589.91	(15.97)
Nonperforming loans to total loans	0.27	0.26	0.01

For the quarter ended March 31, 2021, the Company recorded revenue of $49.61 million, pretax income of $17.79 million, net income of $13.18 million and diluted earnings per share of $0.67, compared to revenue of $46.26 million, a pretax loss of $1.97 million, net income of $1.37 million and diluted earnings per share of $0.07 for the same three-month period last year. The 2021 quarter included increased noninterest income, principally wealth management income and income from capital markets activities (which includes mortgage banking income, back-to-back swap income, SBA loan income, and corporate advisory fee income).  The 2021 quarter also included a significantly reduced provision for loan losses when compared to the same quarter last year.  The 2021 quarter included a $225,000 provision while the 2020 quarter included a $20.0 million provision, which was due to the economic environment at that time created by the COVID-19 pandemic, which led to increased qualitative loss factors when calculating the allowance for loan losses.  Fee income generated by capital markets activity totaled $3.57 million for the first quarter of 2021, an increase of $733,000 from $2.84 million for the same period in 2020, despite a decline in loan level back-to-back swap income of $1.4 million.  Income from these programs are not linear each quarter, as some quarters will be higher than others.

The 2021 three-month period also included $1.5 million of severance expense related to certain staff reorganizations within several areas of the Bank.  The 2020 three-month period included a tax benefit of $3.2 million caused by the changes in the treatment of tax net operating losses (“NOL”) under the CARES Act.

COVID-19 UPDATE: The COVID-19 pandemic has had a devastating effect on businesses both locally and nationally.  In March 2020, Congress passed the CARES Act to provide fast and direct economic assistance to American workers, families and businesses. The CARES Act contains substantial tax and spending provisions including direct financial aid to American families, extensive emergency funding for hospitals and medical providers, and economic stimulus to significant impacted industry sectors.  Below are some of the measures the Company has implemented in response to COVID-19.

The Company has an Incident Response Team comprised of senior and departmental leaders that meet frequently to monitor and address the ongoing developments and challenges presented by the COVID-19 pandemic. The following represent responses by Management as a result of COVID-19:

•	The Company’s branch offices are open with fully operational lobbies and drive-thru facilities (effective May 3rd), ATM access, and on-line banking;
•	Management has leveraged technology to support employees that are working remotely;
•	Retail client initiatives have been introduced including:
1)	The Company has approved deferral requests under the CARES Act of approximately $946.7 million of which $43 million remain as of March 31, 2021.
2)	Waived all late fees for April/May/June 2020; and
3)

The Company continued to utilize the PPP to assist both clients and community organizations with funding needs related to the pandemic during the first quarter of 2021. The Company funded $47 million of PPP loans and referred another $95 million directly to a third party for processing and servicing during the first quarter of 2021.

The Company will continue to prudently extend credit to our clients.  The Company expects COVID-19 to have an impact on our operations but cannot determine or estimate the ultimate impact at this time.

CONTRACTUAL OBLIGATIONS:  For a discussion of our contractual obligations, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations.”

OFF-BALANCE SHEET ARRANGEMENTS:  For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements.”

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

The following table summarize the Company’s net interest income and margin for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
(Dollars in thousands)	NII	NIM	NII	NIM
NII/NIM excluding the below	$30,565	2.49%	$31,279	2.60%
Prepayment premiums received on loan paydowns	704	0.05%	525	0.05%
Effect of maintaining excess interest earning cash	(195)	-0.21%	(57)	-0.08%
Effect of PPP loans	719	-0.05%	—	0.00%
NII/NIM as reported	$31,793	2.28%	$31,747	2.57%

Net interest income, on a fully tax-equivalent basis, decreased $264,000 for the first quarter of 2021 to $32.1 million as compared to $32.3 million for the same quarter in 2020.  The net interest margin was 2.28 percent and 2.57 percent for the three months ended March 31, 2021 and 2020, respectively, a decrease of 29 basis points. As a commercial bank, the Company is asset sensitive with a large portion of its commercial loan portfolio tied to one-month London Interbank Offered Rate (“LIBOR”). The decline in the NIM when compared to the quarter ended March 31, 2020 was a function of the large decline in one-month LIBOR which occurred during the second quarter of 2020 and higher levels of interest-earning assets (such as interest-earning deposits, investment securities, and PPP loans) with lower yields.

Net interest income benefitted from interest and fees from PPP loans for the three months ended March 31, 2021. As of March 31, 2021, the Company had $186.9 million of PPP loans excluding held for sale, with net deferred fees of $948,000 that will be amortized to net interest income over the life of the loans, which have a stated maturity of two to five years.  However, these loans may be eligible for loan forgiveness by the SBA at an earlier date, which would accelerate the amortization of the net deferred fees.

Future net interest income is expected to be benefitted by the repricing of the Company’s time certificates of deposit (“CDs”). Over the twelve-month period ending March 31, 2022, approximately $415 million of CDs with an average rate of approximately 0.76 percent will mature.

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2021	2020
Residential mortgage loans originated for portfolio	$15,814	$14,831
Residential mortgage loans originated for sale	45,873	19,391
Total residential mortgage loans	61,687	34,222

Commercial real estate loans	38,363	8,858
Multifamily properties	85,009	61,998
C&I loans (A) (B)	129,141	42,908
Small business administration (C)	58,730	13,830
Wealth Lines of Credit (A)	2,475	3,250
Total commercial loans	313,718	130,844

Installment loans	63	256
Home equity lines of credit (A)	1,899	3,632
Total loans closed	$377,367	$168,954

(A)	Includes loans and lines of credit that closed in the period but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

(C) Includes PPP loans of $47 million for the three months ended March 31, 2021.

The Company manages its origination levels in conjunction with anticipated paydowns and payoffs. The Company has managed its balance sheet such that multifamily and 1-4 family residential loans declined as a percentage of the overall loan portfolio and C&I loans became a larger percentage of the overall loan portfolio.

At March 31, 2021, December 31, 2020 and March 31, 2020, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	March 31,	December 31,	March 31,
	2021	2020	2020
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	191%	188%	207%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	160	168	188

Total CRE concentration	351%	356%	395%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	March 31, 2021			March 31, 2020
	Average	Income/		Average	Income/
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$761,187	$2,629	1.38%	$411,806	$2,459	2.39%
Tax-exempt (1) (2)	7,980	98	4.91	10,534	131	4.97
Loans (2) (3):
Residential mortgages	501,590	3,954	3.15	535,114	4,576	3.42
Commercial mortgages	1,840,363	14,420	3.13	1,955,808	18,483	3.78
Commercial	1,932,692	16,455	3.41	1,758,137	18,593	4.23
Commercial construction	15,606	139	3.56	5,629	88	6.25
Installment	37,695	276	2.93	53,983	464	3.44
Home equity	48,853	399	3.27	55,654	614	4.41
Other	246	5	8.13	364	9	9.89
Total loans	4,377,045	35,648	3.26	4,364,689	42,827	3.92
Federal funds sold	102	—	0.25	102	—	0.25
Interest-earning deposits	555,331	128	0.09	251,566	552	0.88
Total interest-earning assets	5,701,645	38,503	2.70%	5,038,697	45,969	3.65%
Noninterest-earning assets:
Cash and due from banks	11,129			5,517
Allowance for loan and lease losses	(71,160)			(44,368)
Premises and equipment	22,634			21,145
Other assets	228,134			161,452
Total noninterest-earning assets	190,737			143,746
Total assets	$5,892,382			$5,182,443
LIABILITIES:
Interest-bearing deposits:
Checking	$1,908,380	$978	0.20%	$1,540,798	$3,447	0.89%
Money markets	1,259,597	794	0.25	1,192,049	2,981	1.00
Savings	135,202	17	0.05	110,905	15	0.05
Certificates of deposit - retail	533,488	1,470	1.10	698,019	3,694	2.12
Subtotal interest-bearing deposits	3,836,667	3,259	0.34	3,541,771	10,137	1.14
Interest-bearing demand - brokered	110,000	493	1.79	180,000	923	2.05
Certificates of deposit - brokered	33,769	261	3.09	33,715	263	3.12
Total interest-bearing deposits	3,980,436	4,013	0.40	3,755,486	11,323	1.21
FHLB advances and borrowings	186,006	209	0.45	183,398	1,012	2.21
Finance lease liabilities	6,608	79	4.78	7,475	90	4.82
Subordinated debt	181,795	2,145	4.72	83,439	1,223	5.86
Total interest-bearing liabilities	4,354,845	6,446	0.59%	4,029,798	13,648	1.35%
Noninterest-bearing liabilities:
Demand deposits	848,325			542,557
Accrued expenses and other liabilities	163,569			101,662
Total noninterest-bearing liabilities	1,011,894			644,219
Shareholders’ equity	525,643			508,426
Total liabilities and shareholders’ equity	$5,892,382			$5,182,443
Net interest income (tax-equivalent basis)		32,057			32,321
Net interest spread			2.11%			2.30%
Net interest margin (4)			2.28%			2.57%
Tax equivalent adjustment		(264)			(574)
Net interest income		$31,793			$31,747
(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended March 31, 2021
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$1,280	$(1,143)	$137
Loans	301	(7,480)	(7,179)
Interest-earning deposits	327	(751)	(424)
Total interest income	$1,908	$(9,374)	$(7,466)
LIABILITIES:
Interest-bearing checking	$234	$(2,703)	$(2,469)
Money market	190	(2,377)	(2,187)
Savings	3	(1)	2
Certificates of deposit - retail	(729)	(1,495)	(2,224)
Certificates of deposit - brokered	—	(2)	(2)
Interest bearing demand brokered	(313)	(117)	(430)
Borrowed funds	(51)	(752)	(803)
Capital lease obligation	(11)	—	(11)
Subordinated debt	1,160	(238)	922
Total interest expense	$483	$(7,685)	$(7,202)
Net interest income	$1,425	$(1,689)	$(264)

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $38.5 million for the first quarter of 2021 compared to $46.0 million for the same quarter of 2020, reflecting a decrease of $7.5 million, or 16 percent.  The decrease in the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, reflects a decrease in the average yield on interest-earnings assets, partially offset by an increase in the average balance of interest-earning assets.

Average interest-earning assets totaled $5.70 billion for the first quarter of 2021, an increase of $663 million, or 13 percent, from the same period of 2020. The increase in the average balance of interest-earning assets for the three months ended March 31, 2021, reflected an increase in the average balance of investment securities, interest-earning deposits and loans, particularly, in the C&I loans, which was partially offset by a decline in commercial mortgage loans. The average balance of the commercial loan portfolio increased $174.6 million to $1.93 billion, or 10 percent, for the first quarter of 2021, from $1.76 billion for the three months ended March 31, 2020. The increase in this portfolio for the three months ended March 31, 2021 was primarily attributable to the Company’s participation in the PPP program. The Company originated $47 million of PPP loans during the first quarter of 2021. The Company also originated $596 million of PPP loans during the second quarter of 2020, which was partially offset by the sale of $355 million of PPP loans in the third quarter of 2020.  The Company has also supported growth in the C&I portfolio through: the addition of seasoned bankers, including a new EVP, Head of Commercial Banking, in 2019 and an equipment finance team in 2017; a continued focus on client service and value-added aspects of the lending process; and a continued focus on markets outside of the immediate branch service area, including markets around the Teaneck and Princeton, New Jersey private banking offices.  The average balance of the commercial mortgage portfolio decreased $115.4 million to $1.84 billion, or 6 percent, from $1.96 billion for the first quarter of 2020. The decrease in the commercial mortgage portfolio for the quarter ended March 31, 2021 was predominately due to scheduled maturities in the portfolio.  The residential mortgage portfolio also decreased by $33.5 million or 6 percent to $501.6 million during the first quarter of 2021 from the same period in 2020. The Company continued to manage its balance sheet such that lower-yielding, primarily fixed rate multifamily loans declined as a percentage of the overall loan portfolio and higher-yielding, primarily floating rate or short duration C&I loans became a larger percentage of the overall loan portfolio.

The average balance of investment securities totaled $769.2 million for the first quarter of 2021 compared to $422.3 million for the same quarter of 2020, reflecting an increase of $346.8 million, or 82 percent.  The increase in the average balance of investment securities was due to the purchase of securities to maintain the size of the portfolio in anticipation of maturities in 2021 and to utilize excess liquidity.

The average balance of interest-earning deposits totaled $555.3 million for the three months ended March 31, 2021 when compared to $251.6 million for the same period in 2020, reflecting an increase of $303.8 million or 121 percent.  The increase in the average balance of interest-earning deposits for the three months ended March 31, 2021 was primarily to increase the Company’s balance sheet liquidity in the event of significant depositor withdrawals and/or significant borrower draws on existing unused credit lines due to the economic environment created by the COVID-19 pandemic.  The Company plans on reducing the level of interest-earning deposits in 2021 through increased loan originations and investment purchases as liquidity has become less of a concern.

For the quarters ended March 31, 2021 and 2020, the average yields earned on interest-earning assets were 2.70 percent and 3.65 percent, respectively, a decrease of 95 basis points.  The decrease in average yields on interest-earning assets for the three-month periods was due to a declining rate environment and elevated levels of interest-bearing cash, investment securities, and PPP loans at lower yields. One-month LIBOR has declined by approximately 150 basis points from the beginning of 2020.  The Federal Open Market Committee also reduced the target Federal Funds rate to 0 percent to 0.25 percent in March 2020 due to the economic disruption caused by COVID-19. With the transformation to a commercial bank balance sheet and business model, the Company’s interest rate sensitivity models indicate the Company is asset sensitive as of March 31, 2021, and that net interest income would improve in a rising rate environment but decline in a falling rate environment.

For the first quarter of 2021, the average balance of interest-bearing deposits was $3.98 billion, an increase of $225.0 million, or 6 percent, from $3.76 billion for the same period of 2020. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) has come from an increase in retail deposits from our branch network; a focus on providing high-touch client service; new deposit relationships related to PPP; and a full array of treasury management products that support core deposit growth.  The growth was partially offset by a decline of $70.0 million in the average balance of brokered deposits from March 31, 2020.

Average rates paid on total interest-bearing deposits were 0.40 percent and 1.21 percent for the first quarters of 2021 and 2020, respectively, a decrease of 81 basis points.  The decrease in the average rate paid on deposits was principally due to repricing of our deposit base to align with the recent Fed rate decreases.

For the first quarter of 2021, the average balance of borrowings was $186.0 million an increase of $2.6 million from $183.4 million as compared to the same period in 2020.  The average rate paid on borrowings was 0.45 percent for the three months ended March 31, 2021 as compared to 2.21 percent for the same period in 2020.  The increase in borrowings was principally due to the Company’s participation in the PPPLF partially offset by the Company’s prepayment of $105.0 million of FHLB advances with a weighted-average rate of 3.20 percent during the fourth quarter of 2020.  The average rate paid on borrowings was lower for the three months ended March 31, 2021 as the PPPLF borrowings rate was 0.35 percent.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $713.6 million and $478.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

At March 31, 2021, the Company had investment securities available for sale with a fair value of $875.3 million compared with $622.7 million at December 31, 2020.  The increase was due to purchases of residential mortgage-backed securities and U.S. government-sponsored agencies with excess liquidity as deposits and borrowings exceeded loan growth. A net unrealized loss (net of income tax) of $7.9 million and a net unrealized gain (net of income tax) of $5.5 million were included in shareholders’ equity at March 31, 2021 and December 31, 2020, respectively.

The Company has one equity security (a CRA investment security) with a fair value of $14.9 million at March 31, 2021 compared with $15.1 million at December 31, 2020, with changes in fair value recognized in the Consolidated Statements of Income.  The Company recorded a $265,000 unrealized loss on the Consolidated Statements of Income for the three months ended March 31, 2021 as compared to an unrealized gain of $198,000 for the three months ended March 31, 2020.

The carrying value of investment securities available for sale as of March 31, 2021 and December 31, 2020 are shown below:

	March 31,	December 31,
(In thousands)	2021	2020
U.S. treasuries	$—	$2,613
U.S. government-sponsored agencies	221,337	83,771
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	596,620	476,058
SBA pool securities	46,243	49,129
State and political subdivisions	8,053	8,089
Corporate bond	3,048	3,029
Total	$875,301	$622,689

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of March 31, 2021:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. government-sponsored agencies	$—	$—	$125,616	$95,721	$221,337
	—	—	1.32%	1.50%	1.40%
Mortgage-backed securities-residential (1)	$25,157	$11,186	$51,117	$509,160	$596,620
	1.25%	1.94%	1.98%	1.61%	1.63%
SBA pool securities	$—	$—	$7,779	$38,464	$46,243
	—	—	1.79%	1.17%	1.27%
State and political subdivisions (2)	$3,814	$4,239	$—	$—	$8,053
	2.99%	2.43%	—	—	2.70%
Corporate bond	$—	$—	$3,048	$—	$3,048
	—	—	5.25%	—	5.25%
Total	$28,971	$15,425	$187,560	$643,345	$875,301
	1.48%	2.08%	1.58%	1.57%	1.58%
(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies.  The combined average balance of these investments during the three months ended March 31, 2021 was $555.4 million compared to $614.1 million for the quarter ended December 31, 2020. The higher level of federal funds sold and interest-earning deposits for both periods represented excess cash as deposit and borrowing growth and cash from maturing securities exceeded loan growth.

OTHER INCOME:  The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended March 31,		Change
(In thousands)	2021	2020	2021 vs 2020
Service charges and fees	$846	$816	$30
Bank owned life insurance	611	328	283
Gain on sale of loans (mortgage banking)	1,025	292	733
Gain/(loss) on loans held for sale at lower of cost or fair value	282	(3)	285
Fee income related to loan level, back-to-back swaps	—	1,418	(1,418)
Gain on sale of SBA loans	1,449	1,054	395
Corporate advisory fee income	1,098	75	1,023
Other income	643	384	259
Securities gains, net	(265)	198	(463)
Total other income	$5,689	$4,562	$1,127

The Company recorded total other income, excluding wealth management fee income, of $5.7 million for the first quarter of 2021, reflecting an increase of $1.1 million, or 25 percent, compared to the same period in 2020.

For the first quarter of 2021, income from the sale of newly originated residential mortgage loans was $1.0 million compared to $292,000 for the same period in 2020.  This increase was the result of the increased volume of residential mortgage loans originated for sale during the first three months of 2021 due to more refinancing and home purchase activity in the current low interest rate environment.

For the quarter ended March 31, 2021, the Company did not record any loan level, back-to-back swap income compared to $1.4 million for the same quarter of 2020. The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income. The Company expects back-to-back swap activity will continue to be minimal in the current rate environment.

The Company provides loans that are partially guaranteed by the SBA, for the purposes of providing working capital and/or financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up business.  All SBA loans are underwritten and documented as prescribed by the SBA.  The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The first quarter of 2021 included $1.4 million of income, on sales of $12.2 million, related to the Company’s SBA lending and sale program compared to $1.1 million of income, on sales of $11.4 million, for the same quarter in 2020.  The first quarter of 2021 benefited by certain changes to SBA lending requirements.

The Company recorded corporate advisory fee income of $1.1 million for the first quarter of 2021 compared to $75,000 in the same three-month period of 2020.  This included the Company’s first major corporate advisory/investment banking acquisition transaction.  These transactions tend to be larger and take longer to complete.

The first quarter of 2021 included $302,000 of additional income related to a net life insurance death benefit under its BOLI policies.

Income from the back-to-back swap, SBA programs, and corporate advisory fee income are dependent on volume, and thus are not linear from quarter to quarter, as some quarters will be higher than others.

Other income was $643,000 for the quarter ended March 31, 2021 compared to $384,000 for the same quarter in 2020. The increase in other income for the three months ended March 31, 2021 was primarily due to loan servicing income, offset by decreases in commercial lending fees, particularly unused credit line fees.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended March 31,		Change
(In thousands)	2021	2020	2021 vs 2020
Compensation and employee benefits	$21,990	$19,226	$2,764
Premises and equipment	4,113	4,043	70
FDIC assessment	585	250	335
Other Operating Expenses:
Professional and legal fees	1,256	974	282
Telephone	334	324	10
Advertising	214	340	(126)
Amortization of intangible assets	368	324	44
Other	2,734	2,754	(20)
Total operating expenses	$31,594	$28,235	$3,359

Increased operating expenses in the three month period ended March 31, 2021 was principally attributable to: (1) an increase in compensation and employee benefits of $2.8 million to $22.0 million for the first quarter of 2021 which includes $1.5 million of severance expense related to a staff reorganization within several areas of the Bank; expenses related to the Lucas and Noyes team lift outs completed in December 2020, hiring in line with the Company’s strategic plan; and normal salary increases; (2) additional premises and equipment expenses, which included expenses related to Lucas, Noyes, and the opening of a new retail location partially offset by savings related to the closure of one retail branch and two private banking locations; (3) ongoing operating expenses including amortization of intangibles; and (4) increased FDIC expense, which was impacted by asset growth which negatively affected certain ratios used in calculating the assessment rate.

PEAPACK PRIVATE:  This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.  Officers from Peapack Private are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, at private banking locations in Morristown, New Providence, Princeton, Red Bank, Summit and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware, in Greenville, Delaware and Murphy Capital, in Bedminster, New Jersey.

The market value of the assets under management and/or administration (“AUM/AUA”) of the Peapack Private Wealth Management Division was $9.4 billion at March 31, 2021, reflecting a 7 percent increase from $8.8 billion at December 31, 2020 and an increase of 47 percent from $6.4 billion at March 31, 2020. Effective December 18, 2020, the Bank completed the lift out of teams from Lucas, based in Red Bank, New Jersey, and from Noyes, based in New Vernon, New Jersey, which combined contributed approximately $400 million of AUM/AUA at the time of acquisition.  Net organic growth and equity market appreciation contributed an additional $197 million in AUM.

In the March 2021 quarter, Peapack Private generated $12.1 million in fee income compared to $10.0 million for the March 2020 quarter, reflecting a 22 percent increase.  The growth in fee income was due to several factors, including the acquisitions noted above, as well as continued new business, partially offset by normal levels of disbursements and outflows.

Operating expenses relative to Peapack Private for the March 2021 quarter reflected a 1 percent decrease when compared to the March 2020 quarter. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

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

NONPERFORMING ASSETS:  OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	March 31,	Dec 31,	Sept 30,	June 30,	March 31,
(Dollars in thousands)	2021	2020	2020	2020	2020
Loans past due over 90 days and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans (1)	11,767	11,410	8,611	26,697	29,324
Other real estate owned	50	50	50	50	50
Total nonperforming assets	$11,817	$11,460	$8,661	$26,747	$29,374

Performing TDRs	$197	$201	$2,278	$2,376	$2,389

Loans past due 30 through 89 days and still accruing (2)(3)	$1,622	$5,053	$6,609	$3,785	$8,261

Loans subject to special mention	$166,013	$162,103	$129,700	$27,922	$13,222

Classified loans (1)	$25,714	$37,771	$41,263	$63,562	$58,938

Impaired loans (1)	$11,964	$16,204	$15,514	$33,708	$36,369

Nonperforming loans as a % of total loans (4)	0.27%	0.26%	0.19%	0.55%	0.66%
Nonperforming assets as a % of total assets (4)	0.20%	0.19%	0.15%	0.43%	0.50%
Nonperforming assets as a % of total loans plus other real estate owned (4)	0.27%	0.26%	0.19%	0.55%	0.66%

(1)

Excludes one commercial loan held for sale of $5.6 million at March 31, 2021.  Excludes residential and commercial loans held for sale of $8.5 million at December 31, 2020.  Excludes one commercial loan held for sale of $10.0 million at September 30, 2020.

(2)	Excludes a residential loan held for sale of $93,000 at December 31, 2020.
(3)	December 31, 2020 includes $1.3 million of residential loans that are classified as delinquent due to an escrow payment shortage due to a recent change in escrow payment requirement.
(4)	Nonperforming loans/assets do not include performing TDRs.

The increase in special mention loans primarily relates to investment and owner-occupied commercial real estate classified loans and was the result of the Bank’s credit analysis of sectors with COVID elevated residual risk (Hospitality and Food Services and Retail – Non-Grocery Anchored) and the downgrade of several loans within these categories during 2020.

PROVISION FOR LOAN AND LEASE LOSSES:  The provision for loan and lease losses was $225,000 and $20.0 million for the first quarters of 2021 and 2020, respectively.  The decreased provision for loan and lease losses in the 2021 quarter when compared to the 2020 quarter reflect the reduced qualitative factors when calculating the allowance for loan losses as loan deferrals entered into during the COVID-19 pandemic have come down significantly from the prior year (declined from $914 million at June 30, 2020 to $43 million at March 31, 2021). The Company’s provision for loan and lease losses also reflect the Company’s assessment of asset quality metrics, net charge-offs/recoveries, and the composition of the loan portfolio.

The allowance for loan and lease losses was $67.5 million as of March 31, 2021, compared to $67.3 million at December 31, 2020. As a percentage of loans, the allowance for loan and lease losses was 1.54 percent at both March 31, 2021 and December 31, 2020, respectively. The specific reserves recorded on impaired loans were $3.2 million at March 31, 2021 compared to $2.7 million as of December 31, 2020.  Specific reserves increased by $498,000 during the first quarter of 2021. Total impaired loans were $12.0 million and $16.2 million as of March 31, 2021 and December 31, 2020, respectively. The general component of the allowance decreased from $64.6 million at December 31, 2020 to $64.3 million at March 31, 2021.

A summary of the allowance for loan and lease losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2021	2020	2020	2020	2020
Allowance for loan and lease losses:
Beginning of period	$67,309	$66,145	$66,065	$63,783	$43,676
Provision for loan and lease losses	225	2,350	5,150	4,900	20,000
Recoveries/(charge-offs), net	2	(1,186)	(5,070)	(2,618)	107
End of period	$67,536	$67,309	$66,145	$66,065	$63,783

Allowance for loan and lease losses as a % of total loans (A)	1.54%	1.54%	1.49%	1.36%	1.45%

General allowance for loan and lease losses as a % of total loans (A)	1.47%	1.48%	1.49%	1.27%	1.30%

Allowance for loan and lease losses as a % of non-performing loans	573.94%	589.91%	768.15%	247.46%	217.51%

(A)

The June 30, 2020, September 30, 2020, December 31, 2020 and March 31, 2021 ALLL coverage ratios include PPP loans of $521.6 million, $202.0 million, $195.6 million and $186.9 million, respectively, in total loans.

INCOME TAXES:  Income tax expense for the three months ended March 31, 2021 was $4.6 million as compared to an income tax benefit of $3.3 million for the same period in 2020.

The effective tax rate for the three months ended March 31, 2021 was 25.94 percent.  The March 31, 2021 quarter benefitted from life insurance proceeds that were not taxable and from the vesting of restricted stock.

The tax benefit for the quarter ended March 31. 2020 was primarily due to a $3.2 million Federal income tax benefit that resulted from a tax NOL carryback. The Company had a $23 million operating loss for tax purposes in 2018 (when the Federal tax rate was 21 percent) resulting from accelerated tax depreciation. Under the CARES Act, the Company was allowed to carry this NOL back to a period when the Federal tax rate was 35 percent, generating a permanent tax benefit.

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

Capital was benefitted by net income of $13.2 million for the three months ended March 31, 2021, which was offset by the purchase of shares through the Company’s stock repurchase program and a change in the unrealized loss on securities, net of tax of $13.4 million. The Company purchased 158,033 shares, at an average price of $27.71, for a total cost of $4.4 million during the three months ended March 31, 2021.

The Company employs quarterly capital stress testing – adverse case and severely adverse case. In the December 31, 2020 severely, adverse case, no growth scenario, the Bank remains well capitalized over a two-year stress period. With a Pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2021 and December 31, 2020, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements. The Company’s capital ratios were not affected by our participation in the PPP.  The Company pledged its PPP loans as collateral and utilized funding provided by the FRB’s PPPLF.  PPP loans funded by the PPPLF are risk-weighted at 0 percent for regulatory risk-based capital ratios and are excluded from average assets in the calculation of the regulatory leverage ratio.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio (“CBLR”) at 9 percent, effective January 1, 2020.  Under the CARES Act, the Community Bank Leverage Ratio was temporarily lowered to 8 percent.  The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III.  The Bank’s leverage ratio was 9.95 percent at March 31, 2021.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Total capital (to risk-weighted assets)	$615,925	15.04%	$409,521	10.00%	$327,617	8.00%	$429,997	10.50%

Tier I capital (to risk-weighted assets)	564,533	13.79	327,617	8.00	245,713	6.00	348,093	8.50

Common equity tier I (to risk-weighted assets)	564,504	13.78	266,189	6.50	184,285	4.50	286,665	7.00

Tier I capital (to average assets)	564,533	9.95	283,733	5.00	226,986	4.00	226,986	4.00

As of December 31, 2020:
Total capital (to risk-weighted assets)	$600,478	14.81%	$405,587	10.00%	$324,469	8.00%	$425,866	10.50%

Tier I capital (to risk-weighted assets)	549,575	13.55	324,469	8.00	243,352	6.00	344,749	8.50

Common equity tier I (to risk-weighted assets)	549,540	13.55	263,631	6.50	182,514	4.50	283,911	7.00

Tier I capital (to average assets)	549,575	9.71	283,083	5.00	226,466	4.00	226,466	4.00
(A)	See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Total capital (to risk-weighted assets)	$724,599	17.70%	N/A	N/A	$327,531	8.00%	$429,884	10.50%

Tier I capital (to risk-weighted assets)	491,384	12.00	N/A	N/A	245,648	6.00	348,002	8.50

Common equity tier I (to risk-weighted assets)	491,355	12.00	N/A	N/A	184,236	4.50	286,590	7.00

Tier I capital (to average assets)	491,384	8.66	N/A	N/A	226,925	4.00	226,925	4.00

As of December 31, 2020:
Total capital (to risk-weighted assets)	$716,210	17.67%	N/A	N/A	$324,322	8.00%	$425,673	10.50%

Tier I capital (to risk-weighted assets)	483,535	11.93	N/A	N/A	243,242	6.00	344,592	8.50

Common equity tier I (to risk-weighted assets)	483,500	11.93	N/A	N/A	182,431	4.50	283,782	7.00

Tier I capital (to average assets)	483,535	8.53	N/A	N/A	226,624	4.00	226,624	4.00
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

In addition, in December 2020, the Company issued $100.0 million in aggregate principal amount of fixed-to-floating subordinated notes due December 22, 2030.  The Company plans for the proceeds from the issuance of the 2020 Notes could include stock repurchases, redemption of the 2016 Notes and acquisitions of wealth management firms.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges.  Shareholders may also make voluntary cash payments of up to $200 thousand per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a 3 percent discount to market for plan participants.  On January 30, 2019, the Company filed a Registration Statement on Form S-3 eliminating the 3 percent discount to market price. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  All shares purchased during the quarter ended March 31, 2021 were in the open market.

On April 27, 2021, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 25, 2021 to shareholders of record on May 11, 2021.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $476.5 million at March 31, 2021. In addition, the Company had $875.3 million in securities designated as available for sale at March 31, 2021. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $841.9 million as of March 31, 2021 were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

For the quarter ended March 31, 2021, the Company’s balance sheet liquidity was funded by increased client deposits of $126.4 million.  The Company approved loans of approximately $600 million under the PPP and have a balance of $232.7 million at March 31, 2021, of which $45.8 million are designated held for sale.  The Federal Reserve has supplied a source of liquidity for the PPP to participating financial institutions through the PPPLF, which extends credit to eligible financial institutions, at a rate of 0.35 percent, that originate PPP loans, taking the loans as collateral at face value.  The Company utilized this facility to fund its 2020 PPP loan originations.

As of March 31, 2021, in addition to the $1.4 billion of balance sheet liquidity, the Company also had approximately $1.8 billion of secured funding available from the Federal Home Loan Bank, of which $15.0 million was drawn as of March 31, 2021.  Additionally, the Company had $990 million of secured funding available from the Federal Reserve Discount Window, none of which was drawn.

Brokered interest-bearing demand (“overnight”) deposits were $110.0 million at March 31, 2021. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of March 31, 2021, the Company had transacted pay fixed, receive floating interest rate swaps totaling $270.0 million in notional amount.

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

The following strategies are among those used to manage interest rate risk:

•	Actively market C&I loans, which tend to have adjustable-rate features, and which generate customer relationships that can result in higher core deposit accounts;
•	Actively market equipment finance leases and loans, which tend to have shorter terms and higher interest rates than real estate loans;
•	Limit residential mortgage portfolio originations to adjustable-rate and/or shorter-term and/or “relationship” loans that result in core deposit and/or wealth management relationships;
•	Actively market core deposit relationships, which are generally longer duration liabilities;
•	Utilize medium to longer term certificates of deposit and/or wholesale borrowings to extend liability duration;
•	Utilize interest rate swaps to extend liability duration;
•	Utilize a loan level / back-to-back interest rate swap program, which converts a borrower’s fixed rate loan to adjustable rate for the Company;
•	Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•	Maintain adequate levels of capital; and
•	Utilize loan sales.

The interest rate swap program is administered by the ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $270.0 million as of March 31, 2021.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of March 31, 2021, $789.7 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, the ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of March 31, 2021. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of March 31, 2021.

In an immediate and sustained 100 basis point increase in market rates at March 31, 2021, net interest income would increase approximately 6.3 percent for year 1 and 10.2 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at March 31, 2021, net interest income for year 1 would increase approximately 11.6 percent, when compared to a flat interest rate scenario.  In year 2 net interest income would increase 18.9 percent, when compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at March 31, 2021.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$686,374	$42,772	6.65%	11.92%	113
+100	667,117	23,515	3.65	11.39	60
Flat interest rates	643,602	—	—	10.79	—
-100	604,662	(38,940)	(6.05)	10.05	(74)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of March 31, 2021, and that net interest income would improve in a rising rate environment but decline in a falling rate environment.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
January 1, 2021 -
January 31, 2021	—	—	$—	$30,000,000
February 1, 2021 -
February 28, 2021	107,737	6,114	27.03	$27,090,691
March 1, 2021 -
March 31, 2021	50,296	58,359	30.36	$25,620,887
Total	158,033	64,473	28.68
(1)	Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.
(2)	On January 28, 2021, the Company’s Board of Directors approved a plan to repurchases up to 948,735 shares, which is approximately 5 percent of the outstanding shares through March 31, 2022.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 10, 2021	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 10, 2021	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: May 10, 2021	By:	/s/ Francesco S. Rossi
Francesco S. Rossi
Chief Accounting Officer
(Principal Accounting Officer)