Form 10-Q
period 2021-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2021-08-09
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2021

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

Number of shares of Common Stock outstanding as of July 30, 2021: 18,829,877

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$12,684	$10,629
Federal funds sold	—	102
Interest-earning deposits	190,778	642,591
Total cash and cash equivalents	203,462	653,322
Securities available for sale	823,820	622,689
Equity security, at fair value	14,894	15,117
FHLB and FRB stock, at cost	12,901	13,709
Loans held for sale, at fair value	3,974	13,588
Loans held for sale, at lower of cost or fair value	11,179	18,520
Loans	4,568,833	4,372,437
Less: Allowance for loan and lease losses	63,505	67,309
Net loans	4,505,328	4,305,128
Premises and equipment	23,261	21,609
Other real estate owned	—	50
Accrued interest receivable	23,117	22,495
Bank owned life insurance	46,605	46,809
Goodwill	33,103	33,103
Other intangible assets	10,053	10,788
Finance lease right-of-use assets	3,956	4,330
Operating lease right-of-use assets	9,569	9,421
Other assets	66,466	99,764
TOTAL ASSETS	$5,791,688	$5,890,442
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$959,494	$833,500
Interest-bearing deposits:
Checking	1,978,497	1,849,254
Savings	147,227	130,731
Money market accounts	1,213,992	1,298,885
Certificates of deposit - retail	446,143	530,222
Certificates of deposit - listing service	31,631	32,128
Subtotal deposits	4,776,984	4,674,720
Interest-bearing demand - brokered	85,000	110,000
Certificates of deposit - brokered	33,791	33,764
Total deposits	4,895,775	4,818,484
Short-term borrowings	—	15,000
Paycheck Protection Program Liquidity Facility	83,586	177,086
Finance lease liabilities	6,299	6,753
Operating lease liabilities	9,902	9,737
Subordinated debt, net	132,557	181,794
Deferred tax liabilities, net	27,362	32,978
Accrued expenses and other liabilities	97,748	121,488
TOTAL LIABILITIES	5,253,229	5,363,320
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 20,590,810 at June 30, 2021 and 20,342,881 at December 31, 2020; outstanding shares, 18,829,877 at June 30, 2021 and 18,974,703 at December 31, 2020	17,164	16,958
Surplus	328,035	326,592
Treasury stock at cost, 1,760,933 shares at June 30, 2021 and 1,368,178 shares at December 31, 2020	(48,461)	(36,477)
Retained earnings	247,136	221,441
Accumulated other comprehensive loss, net of income tax	(5,415)	(1,392)
TOTAL SHAREHOLDERS’ EQUITY	538,459	527,122
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$5,791,688	$5,890,442

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

See accompanying notes to consolidated financial statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$36,497	$39,321	$71,881	$81,626
Interest on investments:
Taxable	3,020	2,108	5,649	4,567
Tax-exempt	36	57	79	115
Interest on loans held for sale	36	54	91	75
Interest on interest-earning deposits	97	109	225	661
Total interest income	39,686	41,649	77,925	87,044
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	1,689	3,131	3,478	9,574
Interest on certificates of deposit	1,027	3,147	2,497	6,841
Interest on borrowed funds	182	1,127	391	2,139
Interest on finance lease liability	76	87	155	177
Interest on subordinated debt	2,147	1,222	4,292	2,445
Subtotal - interest expense	5,121	8,714	10,813	21,176
Interest on interest-bearing demand - brokered	456	700	949	1,623
Interest on certificates of deposits - brokered	264	264	525	527
Total interest expense	5,841	9,678	12,287	23,326
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	33,845	31,971	65,638	63,718
Provision for loan and lease losses	900	4,900	1,125	24,900
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	32,945	27,071	64,513	38,818
OTHER INCOME
Wealth management fee income	13,034	9,996	25,165	19,951
Service charges and fees	896	695	1,742	1,511
Bank owned life insurance	466	318	1,077	646
Gain on loans held for sale at fair value (mortgage banking)	409	550	1,434	842
Gain/(loss) on loans held for sale at lower of cost or fair value	1,125	—	1,407	(3)
Fee income related to loan level, back-to-back swaps	—	202	—	1,620
Gain on sale of SBA loans	932	258	2,381	1,312
Corporate advisory fee income	121	65	1,219	140
Loss on swap termination	(842)	—	(842)	—
Other income	1,495	417	2,138	801
Securities gains/(losses), net	42	125	(223)	323
Total other income	17,678	12,626	35,498	27,143
OPERATING EXPENSES
Compensation and employee benefits	19,910	19,186	41,900	38,412
Premises and equipment	4,074	4,036	8,187	8,079
FDIC insurance expense	529	455	1,114	705
Other operating expense	6,171	5,337	11,077	10,053
Total operating expenses	30,684	29,014	62,278	57,249
INCOME BEFORE INCOME TAX EXPENSE/(BENEFIT)	19,939	10,683	37,733	8,712
Income tax expense/(benefit)	5,521	2,441	10,137	(903)
NET INCOME	$14,418	$8,242	$27,596	$9,615

EARNINGS PER SHARE
Basic	$0.76	$0.44	$1.46	$0.51
Diluted	$0.74	$0.43	$1.42	$0.51
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,963,237	18,872,070	18,956,807	18,865,206
Diluted	19,439,439	19,059,822	19,473,150	18,991,056

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$14,418	$8,242	$27,596	$9,615
Comprehensive income/(loss):
Unrealized (losses)/gains on available for sale securities:
Unrealized holding (losses)/gains arising during the period	9,105	2,031	(8,513)	7,830
	9,105	2,031	(8,513)	7,830

Tax effect	(2,167)	(489)	2,036	(1,901)
Net of tax	6,938	1,542	(6,477)	5,929

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	1,121	191	2,571	(8,688)
Reclassification adjustment for amounts included in net income	842	(9)	842	(80)
	1,963	182	3,413	(8,768)

Tax effect	(552)	(61)	(959)	2,338
Net of tax	1,411	121	2,454	(6,430)

Total other comprehensive income/(loss)	8,349	1,663	(4,023)	(501)

Total comprehensive income	$22,767	$9,905	$23,573	$9,114

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended June 30, 2021 and June 30, 2020

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at April 1, 2021 19,034,870 common shares outstanding	$—	$17,140	$326,251	$(40,856)	$233,670	$(13,764)	$522,441
Net income	—	—	—	—	14,418	—	14,418
Comprehensive income	—	—	—	—	—	8,349	8,349
Restricted stock units issued, 21,200 shares	—	17	(17)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (7,096) shares	—	(6)	(223)	—	—	—	(229)
Amortization of restricted stock units	—	—	1,807	—	—	—	1,807
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(952)	—	(952)
Share repurchase, (234,722) shares	—	—	—	(7,605)	—	—	(7,605)
Common stock options exercised, 2,000 shares	—	1	23	—	—	—	24
Exercise of warrants, 20,000 net of 12,722 shares used to exercise, 7,278 shares	—	7	(7)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 6,347 shares	—	5	201	—	—	—	206
Balance at June 30, 2021 18,829,877 common shares outstanding	$—	$17,164	$328,035	$(48,461)	$247,136	$(5,415)	$538,459

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at April 1, 2020 18,852,523 common shares outstanding	$—	$16,854	$320,269	$(36,477)	$199,453	$(3,659)	$496,440
Net income	—	—	—	—	8,242	—	8,242
Comprehensive income	—	—	—	—	—	1,663	1,663
Restricted stock units issued, 7,606 shares	—	6	(6)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (2,580) shares	—	(2)	(40)	—	—	—	(42)
Amortization of restricted stock awards/units	—	—	1,723	—	—	—	1,723
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(938)	—	(938)
Common stock options exercised, 2,800 net of 2,149 shares used to exercise, 651 shares	—	3	(2)	—	—	—	1
Issuance of shares for Employee Stock Purchase Plan, 46,935 shares	—	39	852	—	—	—	891
Balance at June 30, 2020 18,905,135 common shares outstanding	$—	$16,900	$322,796	$(36,477)	$206,757	$(1,996)	$507,980

Six Months Ended June 30, 2021 and June 30, 2020

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2021 18,974,703 common shares outstanding	$—	$16,958	$326,592	$(36,477)	$221,441	$(1,392)	$527,122
Net income	—	—	—	—	27,596	—	27,596
Comprehensive loss	—	—	—	—	—	(4,023)	(4,023)
Restricted stock units issued, 288,348 shares	—	240	(240)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (71,749) shares	—	(60)	(2,171)	—	—	—	(2,231)
Amortization of restricted stock units	—	—	3,422	—	—	—	3,422
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,901)	—	(1,901)
Share repurchase, (392,755) shares	—	—		(11,984)			(11,984)
Common stock options exercised, 2,820 net of 62 shares used to exercise, 2,758 shares	—	2	32	—	—	—	34
Exercise of warrants, 40,000 net of 26,200 shares used to exercise, 13,800 shares	—	12	(12)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 14,772 shares	—	12	412	—	—	—	424
Balance at June 30, 2021 18,829,877 common shares outstanding	$—	$17,164	$328,035	$(48,461)	$247,136	$(5,415)	$538,459

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2020 18,926,810 common shares outstanding	$—	$16,733	$319,375	$(29,990)	$199,029	$(1,495)	$503,652
Net income	—	—	—	—	9,615	—	9,615
Comprehensive loss	—	—	—	—	—	(501)	(501)
Restricted stock units issued, 157,690 shares	—	131	(131)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (39,686) shares	—	(33)	(610)	—	—	—	(643)
Amortization of restricted stock awards/units	—	—	3,264	—	—	—	3,264
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,887)	—	(1,887)
Share repurchase, (220,222) shares	—	—	—	(6,487)	—	—	(6,487)
Common stock options exercised, 8,400 net of 2,149 shares used to exercise, 6,251 shares	—	7	69	—	—	—	76
Exercise of warrants 20,000 net of 13,469 shares used to exercise, 6,531 shares	—	6	(6)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 46,935 shares	—	39	852	—	—	—	891
Issuance of common stock for acquisition, 20,826 shares	—	17	(17)	—	—	—	—
Balance at June 30, 2020 18,905,135 common shares outstanding	$—	$16,900	$322,796	$(36,477)	$206,757	$(1,996)	$507,980

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$27,596	$9,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,566	1,543
Amortization of premium and accretion of discount on securities, net	3,141	1,667
Amortization of restricted stock	3,422	3,264
Amortization of intangible assets	736	645
Amortization of subordinated debt costs	763	112
Provision for loan and lease losses	1,125	24,900
Deferred tax (benefit)/expense	(4,539)	483
Stock-based compensation and employee stock purchase plan expense	56	190
Fair value adjustment for equity security	223	(323)
Loans originated for sale (1)	(89,775)	(67,539)
Proceeds from sales of loans held for sale (1)	103,605	65,345
Gain on loans held for sale (1)	(3,815)	(2,154)
(Gain)/loss on loans held for sale at lower of cost or fair value	(1,407)	3
Gain on OREO sold	(51)	—
Gain on life insurance death benefit	(455)	—
Increase in cash surrender value of life insurance, net	(310)	(351)
Increase in accrued interest receivable	(622)	(5,462)
Decrease in other assets	10,798	802
Increase/(decrease) in accrued expenses and other liabilities	1,883	(11,641)
NET CASH PROVIDED BY OPERATING ACTIVITIES	53,940	21,099
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	189,926	85,946
Redemptions of FHLB and FRB stock	808	34,573
Purchase of securities available for sale	(402,711)	(228,768)
Purchase of equity securities	—	(4,000)
Purchase of FHLB and FRB stock	—	(29,103)
Proceeds from sales of loans held for sale at lower of cost or fair value	54,123	10,067
Net increase in loans, net of participations sold	(247,101)	(496,481)
Proceeds from sales of other real estate	101	—
Purchase of premises and equipment	(2,895)	(1,705)
Proceeds from life insurance death benefit	816	—
NET CASH USED IN INVESTING ACTIVITIES	(406,933)	(629,471)
FINANCING ACTIVITIES:
Net increase in deposits	77,291	608,327
Net decrease in short-term borrowings	(15,000)	(113,100)
Proceeds from Paycheck Protection Program Liquidity Facility	—	535,837
Repayments of Paycheck Protection Program Liquidity Facility	(93,500)	—
Repayments of FHLB advances	—	—
Dividends paid on common stock	(1,901)	(1,887)
Exercise of Stock Options, net of stock swaps	34	76
Restricted stock repurchased on vesting to pay taxes	(2,231)	(643)
Repayments of subordinated debt	(50,000)	—
Issuance of shares for employee stock purchase plan	424	891
Shares repurchased	(11,984)	(6,487)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(96,867)	1,023,014
Net (decrease)/increase in cash and cash equivalents	(449,860)	414,642
Cash and cash equivalents at beginning of period	653,322	208,185
Cash and cash equivalents at end of period	$203,462	$622,827
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12,542	$23,380
Income tax, net	4,056	551
Transfer of loans to loans held for sale	45,776	25,423

(1)

Includes mortgage loans originated with the intent to sell which are carried at fair value. In addition, this includes the guaranteed portion of Small Business Administration (“SBA”) loans which are carried at the lower of cost or fair value.

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2021, and the results of operations, comprehensive income/(loss), shareholders’ equity for 2020 and cash flow statements for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year or for any future period.

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated financial statements also include the Bank’s wholly-owned subsidiaries:

•	PGB Trust & Investments of Delaware
•	Peapack Capital Corporation (“PCC”)
•	Murphy Capital Management (“Murphy Capital”)
•	Peapack-Gladstone Mortgage Group, Inc. owns 99 percent of Peapack Ventures, LLC and 79 percent of Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company
•	PGB Trust & Investments of Delaware owns one percent of Peapack Ventures, LLC
•	Peapack Ventures, LLC owns the remaining 21 percent of Peapack-Gladstone Realty, Inc.
•	PGB Securities, Inc. (formed in the second quarter of 2020)

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

The Banking segment includes commercial (includes commercial and industrial (“C&I”) and equipment financing), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support services.

Peapack Private includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator and custodian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust & Investments of Delaware, and Murphy Capital.  Wealth management fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management (“AUM”) at month-end.  Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e. trade date).

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

Securities: All debt securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  The Company also has an investment in a Community Reinvestment Act (“CRA”) investment fund, which is classified as an equity security.

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

U.S. Small Business Administration (SBA) loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $83.1 million and $65.5 million as of June 30, 2021 and December 31, 2020, respectively.  SBA loans held for sale totaled $5.6 million and $6.0 million at June 30, 2021 and December 31, 2020, respectively.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. As a result of the effects of the COVID-19 pandemic, the Company increased certain qualitative factors related to elevated levels of unemployment, economic forecasts and approved loan deferral payment requests as businesses both locally and nationally were shut down and have only gradually and partially reopened.  The Company also considered qualitative factors related to the following:  levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both June 30, 2021 and December 31, 2020, the multiple was 2.25 times for non-impaired special mention loans and 3.25 times for non-impaired substandard loans.

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

The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under Accounting Standards Codification ("ASC") 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan. The revised CARES Act allows for loan modifications through January 1, 2022.  In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan and lease losses on its loan portfolio.  The Company approved total loan modifications under the CARES Act of $946.8 million, of which $36.7 million remain outstanding as of June 30, 2021.

Another key program under the CARES Act is the Paycheck Protection Program (“PPP”) administered by the SBA which has provided much needed funding to qualifying businesses and organizations.  Under this program, the Company has provided fundings of approximately $650 million. In the third quarter of 2020 and second quarter of 2021, the Company sold approximately $355.0 million and $56.5 million, respectively, of such loans, servicing rights released to a third party. The Company also referred approximately $124 million of PPP loans to a third party during the first six months of 2021.  The Company has approximately $83.8 million of PPP loans remaining in its portfolio as of June 30, 2021 and believes that the majority of these loans will be forgiven by the SBA.

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

Commercial and Industrial Loans.  The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as the stock of a company, if privately held.  Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business’ profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets. To mitigate the risk characteristics of commercial and industrial loans, these loans often include commercial real estate as collateral to strengthen the Bank’s position and the Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance.  However, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain.

Leasing and Equipment Finance.  PCC offers a range of finance solutions nationally. PCC provides term loans and leases secured by assets financed for U.S. based mid-size and large companies. Facilities tend to be fully drawn under fixed rate terms. PCC serves a broad range of industries including transportation, manufacturing, heavy construction and utilities.

Asset risk in PCC’s portfolio is generally recognized through changes to loan income, or through changes to lease related income streams due to fluctuations in lease rates.  Changes to lease income can occur when the existing lease contract expires, the asset comes off lease or the business seeks to enter a new lease agreement.  Asset risk may also change through depreciation, resulting from changes in the residual value of the operating lease asset or through impairment of the asset carrying value, which can occur at any time during the life of the asset.

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

Stock-Based Compensation: The Company’s 2006 Long-Term Stock Incentive Plan, 2012 Long-Term Stock Incentive Plan and 2021 Long-Term Stock Incentive Plan allow the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. There are no shares remaining for issuance with respect to the stock option plan approved in 2002, however options granted under this plan are still included in the amounts below. Options granted under these plans are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair value of common stock on the date of grant and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant.  Some options granted to officers at or above the senior vice president level were immediately exercisable at the date of grant.  The Company has a policy of using authorized but unissued shares to satisfy option exercises.

Upon adoption of Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

For the Company’s stock option plans, changes in options outstanding during the six months ended June 30, 2021 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2021	50,660	$13.59
Exercised during 2021	(2,820)	12.42
Expired during 2021	—	—
Forfeited during 2021	(2,480)	13.50
Balance, June 30, 2021	45,360	$13.67	1.21 years	$789
Vested and expected to vest	45,360	$13.67	1.21 years	$789
Exercisable at June 30, 2021	45,360	$13.67	1.21 years	$789

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2021 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on June 30, 2021 was $31.07.

There were no stock options granted during the three or six months ended June 30, 2021.

The Company issued performance-based and service-based restricted stock units in 2021 and 2020. Service-based units vest ratably over a three- or five-year period.  There were 21,200 service-based restricted stock units granted during the second quarter of 2021.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period which is generally three years.  There were no performance-based restricted stock units granted in the second quarter of 2021.

Changes in non-vested shares dependent on performance criteria for the six months ended June 30, 2021 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2021	221,600	$20.47
Granted during 2021	51,710	31.36
Vested during 2021	(36,032)	35.33
Forfeited during 2021	(11,843)	26.32
Balance, June 30, 2021	225,435	$20.29

Changes in service-based restricted stock awards/units for the six months ended June 30, 2021 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2021	777,166	$19.24
Granted during 2021	211,356	31.36
Vested during 2021	(252,316)	22.01
Forfeited during 2021	(23,314)	16.55
Balance, June 30, 2021	712,892	$21.94

As of June 30, 2021, there was $16.1 million of total unrecognized compensation cost related to service-based and performance-based units.  That cost is expected to be recognized over a weighted average period of 1.59 years. Stock compensation expense recorded for the second quarters of 2021 and 2020 totaled $1.8 million and $1.7 million, respectively.  Stock compensation expense recorded for the six months ended June 30, 2021 and 2020 totaled $3.5 million and $3.3 million, respectively.

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

The ESPP was revised to allow for the purchase of shares during four three-month Offering Periods of each calendar year. The Offering Periods are February 16, May 16. August 16 and November 16 of each calendar year.

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

The Company recorded $26,000 and $149,000 of expense in salaries and employee benefits expense for the three months ended June 30, 2021 and 2020, respectively related to the ESPP.  Total shares issued under the ESPP during the second quarter of 2021 and 2020 were 6,347 and 46,935, respectively.

The Company recorded $56,000 and $190,000 of expense in salaries and employee benefits expense for the six months ended June 30, 2021 and 2020, respectively related to the ESPP.  Total shares issued under the ESPP for the six months ended June 30, 2021 and 2020 were 14,772 and 46,935, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Net income available to common shareholders	$14,418	$8,242	$27,596	$9,615

Basic weighted average shares outstanding	18,963,237	18,872,070	18,956,807	18,865,206
Plus: common stock equivalents	476,202	187,752	516,343	125,850
Diluted weighted average shares outstanding	19,439,439	19,059,822	19,473,150	18,991,056
Net income per share
Basic	$0.76	$0.44	$1.46	$0.51
Diluted	0.74	0.43	1.42	0.51

                                                                                                                                                                                                               For the three months ended June 30, 2021 and 2020, restricted stock units totaling 13,374 and 297,320 were not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2021 and 2020, stock options and restricted stock units totaling 262,423 and 713,789 were not included in the computation of diluted earnings per share because they were anti-dilutive.  Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the Consolidated Statements of Condition as of June 30, 2021 and December 31, 2020 follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S government-sponsored agencies	$214,141	$15	$(3,216)	$210,940
Mortgage-backed securities–residential	553,129	6,613	(4,469)	555,273
SBA pool securities	45,565	112	(409)	45,268
State and political subdivisions	6,705	70	—	6,775
Corporate bond	5,500	64	—	5,564
Total	$825,040	$6,874	$(8,094)	$823,820

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasuries	$2,613	$—	$—	$2,613
U.S. government-sponsored agencies	84,424	2	(655)	83,771
Mortgage-backed securities–residential	467,915	8,604	(461)	476,058
SBA pool securities	49,457	31	(359)	49,129
State and political subdivisions	7,987	102	—	8,089
Corporate bond	3,000	29	—	3,029
Total	$615,396	$8,768	$(1,475)	$622,689

The following tables present the Company’s available for sale securities in a continuous unrealized loss position and the approximate fair value of these investments as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S government-sponsored agencies	$171,484	$(3,216)	$—	$—	$171,484	$(3,216)
Mortgage-backed securities-residential	276,658	(4,292)	15,325	(177)	291,983	(4,469)
SBA pool securities	36,460	(409)	—	—	36,460	(409)
Total	$484,602	$(7,917)	$15,325	$(177)	$499,927	$(8,094)

	December 31, 2020
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$73,769	$(655)	$—	$—	$73,769	$(655)
Mortgage-backed securities-residential	103,340	(430)	13,914	(31)	117,254	(461)
SBA pool securities	39,720	(343)	2,095	(16)	41,815	(359)
Total	$216,829	$(1,428)	$16,009	$(47)	$232,838	$(1,475)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the credit-worthiness of the issuers.  As of June 30, 2021, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

The Company has an investment in a CRA investment fund with a fair value of $14.9 million at June 30, 2021. The investment is classified as an equity security in our Consolidated Statements of Condition.  This security had a gain of $42,000 for the three months ended June 30, 2021 and a loss of $223,000 for the six months ended June 30, 2021.  This amount is included in securities gains/(losses), net on the Consolidated Statements of Income.

3.  LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of June 30, 2021 and December 31, 2020, consisted of the following:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2021	Loans	2020	Loans
Residential mortgage	$500,207	10.95%	$502,829	11.50%
Multifamily mortgage	1,420,043	31.08	1,126,946	25.77
Commercial mortgage	702,777	15.38	691,294	15.81
Commercial loans (including equipment financing) (A)	1,846,728	40.42	1,950,981	44.62
Commercial construction	22,923	0.50	12,600	0.29
Home equity lines of credit	44,060	0.97	50,545	1.15
Consumer loans, including fixed rate home equity loans	31,889	0.70	37,016	0.85
Other loans	206	0.00	226	0.01
Total loans	$4,568,833	100.00%	$4,372,437	100.00%

(A)	Includes PPP loans of $84 million at June 30, 2021 and $196 million at December 31, 2020.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal Call Report codes.  The following portfolio classes have been identified as of June 30, 2021 and December 31, 2020:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2021	Loans	2020	Loans
Primary residential mortgage	$508,413	11.14%	$512,841	11.74%
Home equity lines of credit	44,060	0.96	50,545	1.16
Junior lien loan on residence	3,580	0.08	4,527	0.10
Multifamily property	1,420,043	31.11	1,126,946	25.79
Owner-occupied commercial real estate	243,626	5.34	253,447	5.80
Investment commercial real estate	987,889	21.64	995,613	22.79
Commercial and industrial (A)	999,316	21.89	1,059,399	24.24
Lease financing	292,463	6.41	305,931	7.00
Farmland/agricultural production	3,324	0.07	3,068	0.07
Commercial construction loans	23,081	0.51	12,773	0.29
Consumer and other loans	38,768	0.85	44,483	1.02
Total loans	4,564,563	100.00%	4,369,573	100.00%
Net deferred costs	4,270		2,864
Total loans including net deferred costs	$4,568,833		$4,372,437

(A)	Includes PPP loans of $84 million at June 30, 2021 and $196 million at December 31, 2020.

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan and lease losses (ALLL) as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$2,711	$57	$505,702	$2,110	$508,413	$2,167
Home equity lines of credit	—	—	44,060	123	44,060	123
Junior lien loan on residence	—	—	3,580	8	3,580	8
Multifamily property	—	—	1,420,043	10,615	1,420,043	10,615
Owner-occupied commercial real estate	529	—	243,097	2,447	243,626	2,447
Investment commercial real estate	—	—	987,889	27,886	987,889	27,886
Commercial and industrial (A)	3,258	—	996,058	16,565	999,316	16,565
Lease financing	—	—	292,463	3,275	292,463	3,275
Farmland/agricultural production	—	—	3,324	43	3,324	43
Commercial construction loans	—	—	23,081	159	23,081	159
Consumer and other loans	—	—	38,768	217	38,768	217
Total ALLL	$6,498	$57	$4,558,065	$63,448	$4,564,563	$63,505

(A)	The balance includes PPP loans of $84 million which had no related reserve as these loans are guaranteed by the SBA.

	December 31, 2020
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$1,490	$3	$511,351	$2,902	$512,841	$2,905
Home equity lines of credit	—	—	50,545	218	50,545	218
Junior lien loan on residence	—	—	4,527	15	4,527	15
Multifamily property	—	—	1,126,946	9,945	1,126,946	9,945
Owner-occupied commercial real estate	807	—	252,640	3,050	253,447	3,050
Investment commercial real estate	4,593	—	991,020	27,713	995,613	27,713
Commercial and industrial (A)	9,314	2,700	1,050,085	16,347	1,059,399	19,047
Lease financing	—	—	305,931	3,936	305,931	3,936
Farmland/agricultural production	—	—	3,068	43	3,068	43
Commercial construction loans	—	—	12,773	158	12,773	158
Consumer and other loans	—	—	44,483	279	44,483	279
Total ALLL	$16,204	$2,703	$4,353,369	$64,606	$4,369,573	$67,309

(A)The balance includes PPP loans of $196 million which had no related reserve as these loans are guaranteed by the SBA.

Impaired loans include nonaccrual loans of $6.0 million at June 30, 2021 and $11.4 million at December 31, 2020.    Impaired loans also include performing TDR loans of $190,000 at June 30, 2021 and $201,000 at December 31, 2020.  The allowance allocated to TDR loans totaled $57,000 and $3,000 at June 30, 2021 and December 31, 2020, respectively, of which none was allocated to nonaccrual loans.    All accruing TDR loans were paying in accordance with restructured terms as of June 30, 2021.  The Company has not committed to lend additional amounts as of June 30, 2021 to customers with outstanding loans that are classified as TDR loans.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2021 and December 31, 2020 (The average impaired loans on the following tables represent year to date impaired loans):

	June 30, 2021
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$2,078	$1,889	$—	$1,785
Owner-occupied commercial real estate	550	529	—	593
Commercial and industrial	5,091	3,258	—	3,362
Total loans with no related allowance	$7,719	$5,676	$—	$5,740
With related allowance recorded:
Primary residential mortgage	$822	$822	$57	$271
Total loans with related allowance	$822	$822	$57	$271
Total loans individually evaluated for impairment	$8,541	$6,498	$57	$6,011

	December 31, 2020
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$1,601	$1,328	$—	$5,544
Owner-occupied commercial real estate	817	807	—	516
Investment commercial real estate	4,593	4,593	—	6,582
Commercial and industrial	7,137	4,314	—	1,677
Total loans with no related allowance	$14,148	$11,042	$—	$14,319
With related allowance recorded:
Primary residential mortgage	$162	$162	$3	$526
Commercial and industrial	5,000	5,000	2,700	4,140
Total loans with related allowance	$5,162	$5,162	$2,703	$4,666
Total loans individually evaluated for impairment	$19,310	$16,204	$2,703	$18,985

Interest income recognized on impaired loans for the quarters ended June 30, 2021 and 2020 was not material.  The Company did not recognize any income on non-accruing impaired loans for the three months and six months ended June 30, 2021 and 2020.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,206	$—
Owner-occupied commercial real estate	529	—
Commercial and industrial	3,227	—
Total	$5,962	$—

	December 31, 2020
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,328	$—
Owner-occupied commercial real estate	807	—
Commercial and industrial	9,275	—
Total	$11,410	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2021 and December 31, 2020 by class of loans, excluding nonaccrual loans:

	June 30, 2021
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$503	$89	$—	$592
Commercial and industrial	946	140	—	1,086
Total	$1,449	$229	$—	$1,678

	December 31, 2020
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,900	$141	$—	$3,041
Home equity lines of credit	181	—	—	181
Junior lien loan on residence	—	25	—	25
Multifamily property	—	269	—	269
Owner-occupied commercial real estate	268	—	—	268
Commercial and industrial	497	772	—	1,269
Total	$3,846	$1,207	$—	$5,053

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

As of June 30, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$500,297	$1,818	$6,298	$—
Home equity lines of credit	43,594	—	466	—
Junior lien loan on residence	3,562	—	18	—
Multifamily property	1,415,514	4,181	348	—
Owner-occupied commercial real estate	234,654	8,182	790	—
Investment commercial real estate	888,789	99,100	—	—
Commercial and industrial	960,816	35,242	3,258	—
Lease financing	292,463	—	—	—
Farmland/agricultural production	3,324	—	—	—
Commercial construction loans	23,003	78	—	—
Consumer and other loans	38,768	—	—	—
Total	$4,404,784	$148,601	$11,178	$—

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$504,795	$1,398	$6,648	$—
Home equity lines of credit	50,068	—	477	—
Junior lien loan on residence	4,483	—	44	—
Multifamily property	1,121,145	5,441	360	—
Owner-occupied commercial real estate	240,638	10,417	2,392	—
Investment commercial real estate	893,115	91,162	11,336	—
Commercial and industrial	989,281	53,604	16,514	—
Lease financing	305,931	—	—	—
Farmland/agricultural production	3,068	—	—	—
Commercial construction loans	12,692	81	—	—
Consumer and other loans	44,483	—	—	—
Total	$4,169,699	$162,103	$37,771	$—

At June 30, 2021, $6.5 million of substandard loans were also considered impaired, compared to December 31, 2020, when $16.2 million of substandard loans were also considered impaired.

The activity in the allowance for loan and lease losses for the three months ended June 30, 2021 is summarized below:

	April 1,				June 30,
	2021				2021
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,776	$(12)	$—	$(597)	$2,167
Home equity lines of credit	198	—	76	(151)	123
Junior lien loan on residence	16	—	—	(8)	8
Multifamily property	10,427	—	—	188	10,615
Owner-occupied commercial real estate	2,864	—	—	(417)	2,447
Investment commercial real estate	26,693	—	—	1,193	27,886
Commercial and industrial	20,125	(5,000)	3	1,437	16,565
Lease financing	3,967	—	—	(692)	3,275
Farmland/agricultural production	47	—	—	(4)	43
Commercial construction loans	161	—	—	(2)	159
Consumer and other loans	262	(5)	7	(47)	217
Total ALLL	$67,536	$(5,017)	$86	$900	$63,505

The activity in the allowance for loan and lease losses for the three months ended June 30, 2020 is summarized below:

	April 1,				June 30,
	2020				2020
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,173	$—	$36	$(135)	$3,074
Home equity lines of credit	237	—	2	5	244
Junior lien loan on residence	23	—	—	(3)	20
Multifamily property	9,104	—	—	558	9,662
Owner-occupied commercial real estate	2,838	—	—	339	3,177
Investment commercial real estate	27,671	(400)	—	2,595	29,866
Commercial and industrial	17,124	(2,254)	2	1,346	16,218
Lease financing	3,141	—	—	208	3,349
Farmland/agricultural production	38	—	—	—	38
Commercial construction loans	40	—	—	9	49
Consumer and other loans	394	(5)	1	(22)	368
Total ALLL	$63,783	$(2,659)	$41	$4,900	$66,065

The activity in the allowance for loan and lease losses for the six months ended June 30, 2021 is summarized below:

	January 1,				June 30,
	2021				2021
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,905	$(12)	$—	$(726)	$2,167
Home equity lines of credit	218	—	85	(180)	123
Junior lien loan on residence	15	—	—	(7)	8
Multifamily property	9,945	—	—	670	10,615
Owner-occupied commercial real estate	3,050	—	—	(603)	2,447
Investment commercial real estate	27,713	—	—	173	27,886
Commercial and industrial	19,047	(5,000)	10	2,508	16,565
Lease financing	3,936	—	—	(661)	3,275
Farmland/agricultural production	43	—	—	—	43
Commercial construction loans	158	—	—	1	159
Consumer and other loans	279	(20)	8	(50)	217
Total ALLL	$67,309	$(5,032)	$103	$1,125	$63,505

The activity in the allowance for loan and lease losses for the six months ended June 30, 2020 is summarized below:

	January 1,				June 30,
	2020				2020
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,090	$—	$113	$871	$3,074
Home equity lines of credit	128	—	5	111	244
Junior lien loan on residence	13	—	—	7	20
Multifamily property	6,037	—	—	3,625	9,662
Owner-occupied commercial real estate	2,064	—	—	1,113	3,177
Investment commercial real estate	15,988	(400)	31	14,247	29,866
Commercial and industrial	14,353	(2,254)	5	4,114	16,218
Lease financing	2,642	—	—	707	3,349
Farmland/agricultural production	38	—	—	—	38
Commercial construction loans	27	—	—	22	49
Consumer and other loans	296	(13)	2	83	368
Total ALLL	$43,676	$(2,667)	$156	$24,900	$66,065

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

As of June 30, 2021, the Bank has modified 541 loans with a balance of $946.8 million resulting in the deferral of principal and/or interest.  The table below summarizes the deferrals as of June 30, 2021.  All of these loans were performing in accordance with their terms prior to modification and are in conformance with the CARES Act.  Included in the table below is one loan related to our back to back swap program totaling $19.9 million. Details with respect to loan modifications are as follows:

		Post-Modification
		Outstanding
	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	6	$2,065
Junior lien loan on residence	1	19
Owner-occupied commercial real estate	1	117
Investment commercial real estate	1	19,887
Commercial and industrial	4	12,656
Commercial construction loans	1	1,956
Total	14	$36,700

The future performance of these loans, specifically beyond the term of the deferral, is uncertain.  To recognize a credit allowance commensurate with the existing risk, the Company assigned qualitative factors for each of the above portfolio classes for allowance purposes.

Troubled Debt Restructurings:

The Company has allocated $57,000 and $3,000 of specific reserves on TDRs as of June 30, 2021 and December 31, 2020, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The following table presents loans by class modified as TDRs during the three-month period ended June 30, 2021:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	1	$822	$822
Commercial and industrial	1	2,317	2,317
Total	2	$3,139	$3,139

The following table presents loans by class modified as TDRs during the three-month period ended June 30, 2020:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	1	$139	$139
Total	1	$139	$139

The following table presents loans by class modified as TDRs during the six-month period ended June 30, 2021:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	1	$822	$822
Commercial and industrial	1	2,317	2,317
Total	2	$3,139	$3,139

The following table presents loans by class modified as TDRs during the six-month period ended June 30, 2020:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	2	$391	$391
Commercial and industrial	1	45	45
Total	3	$436	$436

The identification of the TDRs did not have a significant impact on the allowance for loan and lease losses.

There were no loans that were modified as TDRs for which there was a payment default within twelve months of modification at June 30, 2021.

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

4.  DEPOSITS

Certificates of deposit, over $250,000, totaled $157.0 million and $186.3 million at June 30, 2021 and December 31, 2020, respectively.  These totals exclude brokered certificates of deposit.

The following table sets forth the details of total deposits as of June 30, 2021 and December 31, 2020:

	June 30,		December 31,
	2021		2020
(Dollars in thousands)
Noninterest-bearing demand deposits	$959,494	19.60%	$833,500	17.30%
Interest-bearing checking (1)	1,978,497	40.41	1,849,254	38.38
Savings	147,227	3.01	130,731	2.71
Money market	1,213,992	24.80	1,298,885	26.96
Certificates of deposit - retail	446,143	9.11	530,222	11.00
Certificates of deposit - listing service	31,631	0.64	32,128	0.67
Subtotal deposits	4,776,984	97.57	4,674,720	97.02
Interest-bearing demand - Brokered	85,000	1.74	110,000	2.28
Certificates of deposit - Brokered	33,791	0.69	33,764	0.70
Total deposits	$4,895,775	100.00%	$4,818,484	100.00%

(1)	Interest-bearing checking includes $668.1 million at June 30, 2021 and $652.5 million at December 31, 2020 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of June 30, 2021 are as follows:

(In thousands)
2021	$237,388
2022	197,419
2023	13,030
2024	28,030
2025	29,167
Over 5 Years	6,531
Total	$511,565

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

There were no overnight borrowings with the FHLB as of June 30, 2021 or December 31, 2020.  At June 30, 2021, unused short-term overnight borrowing commitments totaled $1.7 billion from the FHLB, $22.0 million from correspondent banks and $1.0 billion at the Federal Reserve Bank of New York.

The Company had $83.6 million in borrowings from the Federal Reserve’s Paycheck Protection Plan Lending Facility (the “PPPLF”), as of June 30, 2021 as compared to $177.1 million at December 31, 2020.  The borrowings have a rate of 0.35 percent, primarily all of which have a two year maturity.  The Company utilized the PPPLF to fund PPP loan production during the second quarter of 2020.  The borrowings are fully pledged by PPP loans as of June 30, 2021.

During the quarter ended June 30, 2021, the Company terminated an interest rate swap with a notional amount of $15.0 million that was tied to a one-month FHLB advance totaling $15.0 million.

The Company prepaid $105.0 million of FHLB advances resulting in a prepayment penalty of $4.8 million during 2020. The repayment of the FHLB advances is expected to provide a benefit to interest expense greater than the prepayment penalty over the remaining life of the advances.

6.  BUSINESS SEGMENTS

The Company assesses its results among two operating segments, Banking and Peapack Private. Management uses certain methodologies to allocate income and expense to the business segments. A funds transfer pricing methodology is used to assign interest income and interest expense.  Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown. The Banking segment’s effective tax rate for the three and six months ended June 30, 2020 was affected by a $3.3 million income tax benefit recorded during the first quarter of 2020. For additional information related to this income tax benefit refer to the Income Taxes section of Management’s Discussion and Analysis.

Banking

The Banking segment includes: commercial (includes C&I and equipment finance), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support and sales.

Peapack Private

Peapack Private, which includes PGB Trust & Investments of Delaware and Murphy Capital, consists of investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30, 2021
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$32,399	$1,446	$33,845
Noninterest income	4,194	13,484	17,678
Total income	36,593	14,930	51,523

Provision for loan and lease losses	900	—	900
Compensation and benefits	14,369	5,541	19,910
Premises and equipment expense	3,519	555	4,074
FDIC expense	529	—	529
Other operating expense	3,817	2,354	6,171
Total operating expense	23,134	8,450	31,584
Income before income tax expense	13,459	6,480	19,939
Income tax expense	3,721	1,800	5,521
Net income	$9,738	$4,680	$14,418

	Three Months Ended June 30, 2020
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$30,453	$1,518	$31,971
Noninterest income	2,356	10,270	12,626
Total income	32,809	11,788	44,597

Provision for loan and lease losses	4,900	—	4,900
Compensation and employee benefits	13,774	5,412	19,186
Premises and equipment expense	3,487	549	4,036
FDIC insurance expense	455	—	455
Other operating expense	3,052	2,285	5,337
Total operating expense	25,668	8,246	33,914
Income before income tax expense	7,141	3,542	10,683
Income tax expense	1,257	1,184	2,441
Net income	$5,884	$2,358	$8,242

	Six Months Ended June 30, 2021
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$62,625	$3,013	$65,638
Noninterest income	9,334	26,164	35,498
Total income	71,959	29,177	101,136

Provision for loan and lease losses	1,125	—	1,125
Compensation and employee benefits	30,797	11,103	41,900
Premises and equipment expense	7,089	1,098	8,187
FDIC insurance expense	1,114	—	1,114
Other operating expense	6,208	4,869	11,077
Total operating expense	46,333	17,070	63,403
Income before income tax expense	25,626	12,107	37,733
Income tax expense	6,880	3,257	10,137
Net income	$18,746	$8,850	$27,596

Total assets at period end	$5,700,105	$91,583	$5,791,688

	Six Months Ended June 30, 2020
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$60,862	$2,856	$63,718
Noninterest income	6,585	20,558	27,143
Total income	67,447	23,414	90,861

Provision for loan and lease losses	24,900	—	24,900
Compensation and employee benefits	26,981	11,431	38,412
Premises and equipment expense	6,908	1,171	8,079
FDIC insurance expense	705	—	705
Other operating expense	5,658	4,395	10,053
Total operating expense	65,152	16,997	82,149
Income before income tax (benefit)/expense	2,295	6,417	8,712
Income tax (benefit)/expense	(2,636)	1,733	(903)
Net income	$4,931	$4,684	$9,615

Total assets at period end	$6,203,441	$77,774	$6,281,215

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of June 30, 2021.

The following table summarizes, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$210,940	$—	$210,940	$—
Mortgage-backed securities-residential	555,273	—	555,273	—
SBA pool securities	45,268	—	45,268	—
State and political subdivisions	6,775	—	6,775	—
Corporate bond	5,564	—	5,564	—
CRA investment fund	14,894	14,894	—	—
Loans held for sale, at fair value	3,974	—	3,974	—
Derivatives:
Loan level swaps	51,855	—	51,855	—
Total	$894,543	$14,894	$879,649	$—

Liabilities:
Derivatives:
Cash flow hedges	$6,203	$—	$6,203	$—
Loan level swaps	51,855	—	51,855	—
Total	$58,058	$—	$58,058	$—

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

The Company has elected the fair value option for certain loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of June 30, 2021 and December 31, 2020.

The following tables present residential loans held for sale, at fair value at the dates indicated:

(In thousands)	June 30, 2021	December 31, 2020
Residential loans contractual balance	$3,911	$13,295
Fair value adjustment	63	293
Total fair value of residential loans held for sale	$3,974	$13,588

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2021.

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential mortgage	$765	$—	$—	$765

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial and industrial	$2,300	$—	$—	$2,300

The carrying amounts and estimated fair values of financial instruments at June 30, 2021 are as follows:

		Fair Value Measurements at June 30, 2021 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$203,462	$203,462	$—	$—	$203,462
Securities available for sale	823,820	—	823,820	—	823,820
CRA investment fund	14,894	14,894	—	—	14,894
FHLB and FRB stock	12,901	—	—	—	N/A
Loans held for sale, at fair value	3,974	—	3,974	—	3,974
Loans held for sale, at lower of cost or fair value	11,179	—	11,844	—	11,844
Loans, net of allowance for loan and lease losses	4,505,328	—	—	4,697,207	4,697,207
Accrued interest receivable	23,117	—	2,190	20,927	23,117
Accrued interest receivable loan level swaps (A)	4,716	—	4,716	—	4,716
Loan level swaps	51,855	—	51,855	—	51,855
Financial liabilities
Deposits	$4,895,775	$4,384,210	$516,107	$—	$4,900,317
Paycheck Protection Program Liquidity Facility	83,586	—	83,586	—	83,586
Subordinated debt	132,557	—	—	130,523	130,523
Accrued interest payable	1,028	126	827	75	1,028
Accrued interest payable loan level swaps	4,716	—	4,716	—	4,716
Cash flow hedges	6,203	—	6,203	—	6,203
Loan level swap	51,855	—	51,855	—	51,855

(A)	Included in other assets in the Consolidated Statement of Condition.

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 are as follows:

		Fair Value Measurements at December 31, 2020 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$653,322	$653,322	$—	$—	$653,322
Securities available for sale	622,689	—	622,689	—	622,689
CRA investment fund	15,117	15,117	—	—	15,117
FHLB and FRB stock	13,709	—	—	—	N/A
Loans held for sale, at fair value	13,588	—	13,588	—	13,588
Loans held for sale, at lower of cost or fair value	18,520	—	19,115	—	19,115
Loans, net of allowance for loan and lease losses	4,305,128	—	—	4,462,243	4,462,243
Accrued interest receivable	22,495	—	1,653	20,842	22,495
Loan level swaps	79,529	—	79,529	—	79,529
Financial liabilities
Deposits	$4,818,484	$4,222,370	$604,036	$—	$4,826,406
Short-term borrowings	15,000	—	15,000	—	15,000
Paycheck Protection Program Liquidity Facility	177,086	—	177,086	—	177,086
Subordinated debt	181,794	—	—	183,348	183,348
Accrued interest payable	1,650	150	1,347	153	1,650
Cash flow hedges	9,616	—	9,616	—	9,616
Loan level swaps	79,529	—	79,529	—	79,529

8.  REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended June 30,
(In thousands)	2021	2020
Service charges on deposits
Overdraft fees	$87	$72
Interchange income	370	270
Other	439	353
Wealth management fees (a)	13,034	9,996
Gains/(losses) on sales of OREO	51	—
Other (b)	3,697	1,935
Total noninterest other income	$17,678	$12,626

	For the Six Months Ended June 30,
(In thousands)	2021	2020
Service charges on deposits
Overdraft fees	$180	$219
Interchange income	687	550
Other	875	742
Wealth management fees (a)	25,165	19,951
Gains/(losses) on sales of OREO	51	—
Other (b)	8,540	5,681
Total noninterest other income	$35,498	$27,143

(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2021			2020
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$87	$—	$87	$72	$—	$72
Interchange income	370	—	370	270	—	270
Other	439	—	439	353	—	353
Wealth management fees (a)	—	13,034	13,034	—	9,996	9,996
Gains/(losses) on sales of OREO	51	—	51	—	—	—
Other (b)	3,247	450	3,697	1,661	274	1,935
Total noninterest income	$4,194	$13,484	$17,678	$2,356	$10,270	$12,626

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2021			2020
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$180	$—	$180	$219	$—	$219
Interchange income	687	—	687	550	—	550
Other	875	—	875	742	—	742
Wealth management fees (a)	—	25,165	25,165	—	19,951	19,951
Gains/(losses) on sales of OREO	51	—	51	—	—	—
Other (b)	7,541	999	8,540	5,074	607	5,681
Total noninterest income	$9,334	$26,164	$35,498	$6,585	$20,558	$27,143

(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

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

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income for the second quarter of 2021 by $32,000 compared to $23,000 for the same quarter in 2020. Cardholder rewards reduced interchange income by $61,000 and $55,000 for the six months ended June 30, 2021 and 2020, respectively.

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

Gains/(losses) on sales of OREO:  The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present.    The Company recorded a gain on the sale of OREO of $51,000 for the three and six months ended June 30, 2021.

Other:  All of the other income items are outside the scope of ASC 606.

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Professional and legal fees	$1,186	$1,042	$2,442	$2,016
Telephone	312	395	646	719
Advertising	404	728	618	1,068
Amortization of intangible assets	368	321	736	645
Branch restructure	228	278	228	278
Write-off of subordinated debt costs	648	—	648	—
Other operating expenses	3,025	2,573	5,759	5,327
Total other operating expenses	$6,171	$5,337	$11,077	$10,053

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended June 30, 2021 and 2020:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2021	Reclassifications	Income/(Loss)	2021	2021
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(7,894)	$6,938	$—	$6,938	$(956)

Gain/(loss) on cash flow hedges	(5,870)	805	606	1,411	(4,459)

Accumulated other comprehensive gain/(loss), net of tax	$(13,764)	$7,743	$606	$8,349	$(5,415)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2020	Reclassifications	Income/(Loss)	2020	2020
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$5,393	$1,542	$—	$1,542	$6,935

Gain/(loss) on cash flow hedges	(9,052)	128	(7)	121	(8,931)

Accumulated other comprehensive loss, net of tax	$(3,659)	$1,670	$(7)	$1,663	$(1,996)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
(In thousands)	2021	2020	Affected Line Item in Income Statement
Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$—	$(9)	Interest expense
Reclassification adjustment for losses on termination of swaps included in net income	842	—	Other income
Tax effect	(236)	2	Income tax expense
Total reclassifications, net of tax	$606	$(7)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the six months ended June 30, 2021 and 2020

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2021	Reclassifications	Income/(Loss)	2021	2021
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$5,521	$(6,477)	$—	$(6,477)	$(956)

Gain/(loss) on cash flow hedges	(6,913)	1,848	606	2,454	(4,459)

Accumulated other comprehensive loss, net of tax	$(1,392)	$(4,629)	$606	$(4,023)	$(5,415)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2020	Reclassifications	Income/(Loss)	2020	2020
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$1,006	$5,929	$—	$5,929	$6,935

Gain/(loss) on cash flow hedges	(2,501)	(6,371)	(59)	(6,430)	(8,931)

Accumulated other comprehensive loss, net of tax	$(1,495)	$(442)	$(59)	$(501)	$(1,996)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(In thousands)	2021	2020	Affected Line Item in Income
Unrealized gains on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$—	$(80)	Interest expense
Reclassification adjustment for losses on termination of swaps included in net income	842	—	Other income
Tax effect	(236)	21	Income tax expense
Total reclassifications, net of tax	$606	$(59)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $230.0 million as of June 30, 2021 and $270.0 million as of December 31, 2020 were designated as cash flow hedges of certain interest-bearing deposits.   On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of June 30, 2021, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of June 30, 2021 and December 31, 2020:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Notional amount	$230,000	$270,000
Weighted average pay rate	1.96%	1.93%
Weighted average receive rate	0.19%	0.22%
Weighted average maturity	1.43 years	2.02 years
Unrealized loss, net	$(6,203)	$(9,616)

Number of contracts	11	13

Net interest expense recorded on these swap transactions totaled $1.1 million and $2.3 million for the three and six months ended June 30, 2021, respectively.  Net interest expense recorded on these swap transactions totaled $1.1 million and $1.3 million for the three months and six months ended June 30, 2020, respectively.

Cash Flow Hedges

The following table presents the net gain/(loss) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three months and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Interest rate contracts
Gain/(loss) recognized in OCI (effective portion)	$1,411	$121	$2,454	$(6,430)
Gain/(loss) reclassified from OCI to interest expense	—	(7)	—	(59)
Gain/(loss) recognized in other noninterest income	(842)	—	(842)	—

During the first quarter of 2020, the Company recognized an unrealized after-tax gain of $26,000 in accumulated other comprehensive income/(loss) related to the termination of three interest rate swaps designated as cash flow hedges.  During the second quarter of 2019, the Company recognized an unrealized after-tax gain of $189,000 in accumulated other comprehensive income/(loss) related to the termination of four interest rate swaps designated as cash flow hedges.  These gains were amortized into earnings over the remaining life of the terminated swaps and completed amortization as of December 31, 2020.  The Company did not recognize pre-tax interest income for the three and six months ended June 30, 2021, related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges. The Company recognized pre-tax interest income of $9,000 and $80,000 for the three and six months ended June 30, 2020, related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

During the second quarter of 2021, the Bank terminated interest rate swaps with a notional amount of $40.0 million. The interest rate swaps were designated as cash flow hedges in which the Bank received a variable payment from our counterparty in exchange for making fixed-rate payments over the life of the swap agreements.  Due to increased liquidity levels, management made the decision to pay off certain interest-bearing deposit liabilities that were being hedged.  These liabilities will not be replaced; therefore, it will no longer be probable that the original forecasted transactions subject to the cash flow hedges will occur.  As a result, the pre-tax loss on the termination of the interest rate swaps of $842,000 was recorded in the income statement for the three and six months ended June 30, 2021.

	June 30, 2021
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$(6,203)
Total included in other assets	—	—
Total included in other liabilities	230,000	(6,203)

	December 31, 2020
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$270,000	$(9,616)
Total included in other assets	—	—
Total included in other liabilities	270,000	(9,616)

Derivatives Not Designated as Accounting Hedges:  The Company offers facility specific/loan level swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution/swap counterparty (loan level / back to back swap program).  The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”).  The notional amount of the swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts.  The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The accrued interest receivable and payable of $4.7 million related to our swaps is recorded in other assets and other liabilities as of June 30, 2021.

Information about these swaps is as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Notional amount	$778,584	$823,134
Fair value	$51,855	$79,529
Weighted average pay rates	4.05%	4.02%
Weighted average receive rates	1.88%	1.91%
Weighted average maturity	5.92 years	6.5 years

Number of contracts	92	95

12.  SUBORDINATED DEBT

In June 2016, the Company issued $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2016 Notes”) to certain institutional investors. The 2016 Notes are non-callable for five years, have a stated maturity of June 30, 2026, and bear interest at a fixed rate of 6.0 percent per year until June 30, 2021. From June 30, 2021 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 485 basis points, payable quarterly in arrears. During the second quarter of 2021, the Company used a portion of the proceeds from the December 2020 subordinated debt issuance to redeem the $50.0 million June 2016 issuance.  The remaining net issuance costs of $648,000 were written-off during the quarter ended June 30, 2021.

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

The Company may use the proceeds from the issuance of the 2020 Notes for stock repurchases and acquisitions of wealth management firms, as well as other general corporate purposes.

Subordinated debt is presented net of issuance costs on the Consolidated Statements of Condition.  The subordinated debt issuances are included in the Company’s regulatory total capital amount and ratio.

In connection with the issuance of the 2020 Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”) and Moody’s Investors Services (“Moody’s). KBRA assigned an investment grade rating of BBB- and Moody’s assigned an investment grade rating of Baa3 for the 2020 Notes at the time of issuance.

13. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of June 30, 2021, the Company's operating lease ROU asset and operating lease liability totaled $9.6 million and $9.9 million, respectively. As of December 31, 2020, the Company's operating lease ROU asset and operating lease liability totaled $9.4 million and $9.7 million, respectively.  A weighted average discount rate of 2.81 percent and 3.11 percent was used in the measurement of the ROU asset and lease liability as of June 30, 2021 and December 31, 2020, respectively.

The Company's leases have remaining lease terms between five months to 16 years, with a weighted average lease term of 6.60 years at June 30, 2021. The Company's leases had remaining lease terms between one months to 16 years, with a weighted average lease term of 6.01 years, at December 31, 2020. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $691,000 and $812,000 for the three months ended June 30, 2021 and 2020, respectively.  The variable lease costs were $83,000 and $87,000 for the three months ended June 30, 2021 and 2020, respectively.

Total operating lease costs were $1.4 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.  The variable lease costs were $167,000 and $176,000 for the six months ended June 30, 2021 and 2020, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of June 30, 2021:

(In thousands)
2021	$2,694
2022	2,390
2023	1,891
2024	1,705
2025	1,121
Thereafter	2,638
Total lease payments	12,439
Less: imputed interest	2,537
Total present value of lease payments	$9,902

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
(In thousands)	2021	2020
Right-of-use asset obtained in exchange for lease obligation	$1,412	$157
Operating cash flows from operating leases	1,226	1,446
Operating cash flows from direct finance leases	156	177
Financing cash flows from direct finance leases	374	374

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

•	the impact of anticipated higher operating expenses in 2021 and beyond;
•	our inability to successfully integrate wealth management firm acquisitions;
•	our inability to manage our growth;
•	our inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•	declines in value in our investment portfolio;
•	impact of our business from a pandemic event on our business, operations, customers, allowance for loan losses and capital levels;
•	higher than expected increases in our allowance for loan and lease losses;
•	higher than expected increases in loan and lease losses or in the level of nonperforming loans;
•	changes in interest rates;
•	decline in real estate values within our market areas;
•

legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) that may result in increased compliance costs;

•	successful cyberattacks against our information technology (“IT”) infrastructure and that of our IT and third-party providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	our inability to successfully generate business in new geographic markets;
•	a reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•	our inability to retain key employees;
•	demands for loans and deposits in our market areas;
•	adverse changes in securities markets;
•	changes in accounting policies and practices; and
•	other unexpected material adverse changes in our operations or earnings.

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

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•	a material decrease in net income or a net loss over several quarters could result in an elimination or a decrease in the rate of our quarterly cash dividend;
•	our wealth management revenues may decline with continuing market turmoil;
•	a worsening of business and economic conditions or in the financial markets could result in an impairment of certain intangible assets, such as goodwill;
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

The Company accounts for its debt securities in accordance with ASC 320, “Investments - Debt Securities” and its equity security in accordance with ASC 321, “Investments – Equity Securities”. All securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income/(loss), net of tax, with the exception of the Company’s investment in a CRA investment fund which is classified as an equity security.  In accordance with ASU 2016-01, “Financial Instruments” unrealized holding gains and losses are marked to market through the income statement.

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2021	2020	2021 vs 2020
Results of Operations:
Net interest income	$33,845	$31,971	$1,874
Provision for loan and lease losses	900	4,900	(4,000)
Net interest income after provision for loan and lease losses	32,945	27,071	5,874
Wealth management fee income (1)	13,034	9,996	3,038
Other income (2)	4,644	2,630	2,014
Operating expense (3)	30,684	29,014	1,670
Income before income tax expense	19,939	10,683	9,256
Income tax expense	5,521	2,441	3,080
Net income	$14,418	$8,242	$6,176

Total revenue (4)	$51,523	$44,597	$6,926

Diluted average shares outstanding	19,439,439	19,059,822	379,617

Diluted earnings per share	$0.74	$0.43	$0.31

Return on average assets annualized (ROAA)	0.97%	0.56%	0.41%
Return on average equity annualized (ROAE)	10.86	6.56	4.30

(1)

The June 2021 quarter included a full quarter of wealth management fee income and expense related to the December lift outs of teams from Lucas Capital Management (“Lucas”) and Noyes Capital Management (“Noyes”) – approximately $625,000 of wealth management fee income and approximately $350,000 of operating expenses were recorded in the 2021 quarter.

(2)

The quarter ended June 30, 2021 included a cost of $842,000 related to the termination of certain interest rate swaps; a $1.1 million gain on sale of PPP loans; $722,000 of fee income related to referral of PPP loans to a third party; and $153,000 of additional bank-owned life insurance (“BOLI”) income related to receipt of life insurance proceeds.

(3)	The June 2021 quarter included $648,000 of expense related to the redemption of subordinated debt.
(4)	Total revenue equals net interest income plus wealth management fee income and other income.

The following table presents certain key aspects of our performance for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2021	2020	2021 vs 2020
Results of Operations:
Net interest income	$65,638	$63,718	$1,920
Provision for loan and lease losses (1)	1,125	24,900	(23,775)
Net interest income after provision for loan and lease losses	64,513	38,818	25,695
Wealth management fee income (2)	25,165	19,951	5,214
Other income (3)	10,333	7,192	3,141
Operating expense (4)	62,278	57,249	5,029
Income before income tax expense	37,733	8,712	29,021
Income tax expense/(benefit) (5)	10,137	(903)	11,040
Net income	$27,596	$9,615	$17,981

Total revenue (6)	$101,136	$90,861	$10,275

Diluted average shares outstanding	19,473,150	18,991,056	482,094

Diluted earnings per share	$1.42	$0.51	$0.91

Return on average assets annualized (ROAA)	0.93%	0.35%	0.58%
Return on average equity annualized (ROAE)	10.45	3.80	6.65

(1)	The June 2020 six months included a provision for loan and lease losses of $24.9 million, primarily due to the environment at that time created by the COVID-19 pandemic.
(2)

The six months ended June 30, 2021 included wealth management fee income and expense related to the December lift outs of teams from Lucas and Noyes – approximately $1.2 million of wealth management fee income and approximately $700,000 of operating expenses were recorded in 2021 for these teams.

(3)

The 2021 six months included a cost of $842,000 related to the termination of certain interest rate swaps; a $1.4 million gain on loans held at lower of cost or fair value; $722,000 of fee income related to referral of PPP loans to a third party; and $455,000 of additional BOLI income related to receipt of life insurance proceeds.

(4)

The six months ended June 30, 2021 quarter included $648,000 of expense related to the redemption of subordinated debt and $1.5 million of severance expense related to certain corporate restructuring within several areas of the Bank.

(5)	The June 2020 six months included a $3.2 million tax benefit related to the carryback of tax net operating losses (“NOL”)s to prior years when the Federal tax rate was 14 percent higher.
(6)	Total revenue equals net interest income plus wealth management fee income and other income

	June 30,	December 31,	Change
	2021	2020	2021 vs 2020
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	15.74%	17.67%	(1.93)%
Tier I leverage ratio	8.67	8.53	0.14
Loans to deposits	93.32	90.74	2.58
Allowance for loan and lease losses to total loans	1.39	1.54	(0.15)
Allowance for loan and lease losses to nonperforming loans	1,065.16	589.91	475.25
Nonperforming loans to total loans	0.13	0.26	(0.13)

For the quarter ended June 30, 2021, the Company recorded revenue of $51.52 million, pretax income of $19.94 million, net income of $14.42 million and diluted earnings per share of $0.74, compared to revenue of $44.60 million, pretax income of $10.68 million, net income of $8.24 million and diluted earnings per share of $0.43 for the same three-month period last year. The 2021 quarter included increased noninterest income, principally wealth management income, gain on sale of PPP loans, PPP referral income, and income from capital markets activities (which includes mortgage banking income, back-to-back swap income, SBA loan income, and corporate advisory fee income), partially offset by a loss on a hedging swap termination. The 2021 quarter also included a significantly reduced provision for loan losses when compared to the same quarter last year.  The 2021 quarter included a $900,000 provision while the 2020 quarter included a $4.90 million provision, which was due to the economic environment at that time created by the COVID-19 pandemic, which led to increased qualitative loss factors when calculating the allowance for loan losses.  Fee income generated by capital markets activity totaled $1.46 million for the second quarter of 2021, an increase of $387,000 from $1.08 million for the same period in 2020, despite a decline in loan level back-to-back swap income of $202,000.  Income from these programs are not linear each quarter, as some quarters will be higher than others.

The Company recorded revenue of $101.14 million, pretax income of $37.73 million, net income of $27.60 million and diluted earnings per share of $1.42 for the six months ended June 30, 2021 compared to revenue of $90.86 million, pretax income of $8.71 million, net income of $9.62 million and diluted earnings per share of $0.51 for the same 2020 period. The six months ended June 30, 2021 included increased net interest income and noninterest income offset by increased operating expenses (due in part to the wealth management firms acquired in December 2020) and a significantly reduced provision for loan and lease losses. The increase in noninterest income was principally due to wealth management income, gain on sale of PPP loans, PPP referral income, and income from capital markets activities (which includes mortgage banking income, back-to-back swap income, SBA loan income, and corporate advisory fee income), partially offset by a loss on a hedging swap termination, Fee income generated by capital markets activity totaled $5.03 million for the first six months of 2021, an increase of $1.12 million from $3.91 million for the same period in 2020, despite a decline in loan level back-to-back swap income of $1.6 million.  Income from these programs are not linear each quarter, as some quarters will be higher than others. The six months ended June 30, 2021 also included $1.5 million of severance expense related to certain corporate restructuring within several areas of the Bank. The six months ended June 30, 2020 included a tax benefit of $3.2 million recorded in the first quarter of 2020 caused by the changes in the treatment of tax NOLs under the provisions of the CARES Act.

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

The Company has an Incident Response Team comprised of senior and departmental leaders that meet frequently to monitor and address the ongoing developments and challenges presented by the COVID-19 pandemic. The following represent responses by Management as a result of COVID-19:

•	The Company’s branch offices are open with fully operational lobbies and drive-thru facilities (effective May 3rd), ATM access, and on-line banking;
•	Management has leveraged technology to support employees that are working remotely;
•	Retail client initiatives have been introduced including:
1)	The Company has approved deferral requests under the CARES Act of approximately $946.8 million of which $37 million remain as of June 30, 2021.
2)	Waived all late fees for April/May/June 2020; and
3)

The Company continued to utilize the PPP to assist both clients and community organizations with funding needs related to the pandemic during the six months of 2021. The Company funded $57 million of PPP loans and referred another $124 million directly to a third party for processing and servicing.

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

The following table summarize the Company’s net interest income and margin for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
(Dollars in thousands)	NII	NIM	NII	NIM
NII/NIM excluding the below	$32,446	2.56%	$29,881	2.45%
Prepayment premiums received on loan paydowns	501	0.04%	376	0.03%
Effect of maintaining excess interest earning cash	(115)	-0.15%	(263)	-0.19%
Effect of PPP loans	1,013	-0.07%	1,977	-0.02%
NII/NIM as reported	$33,845	2.38%	$31,971	2.27%

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
	NII	NIM	NII	NIM
NII/NIM excluding the below	$63,001	2.51%	$61,403	2.54%
Prepayment premiums received on loan paydowns	1,205	0.05%	901	0.04%
Effect of maintaining excess interest earning cash	(300)	-0.18%	(563)	-0.15%
Effect of PPP loans	1,732	-0.06%	1,977	-0.02%
NII/NIM as reported	$65,638	2.32%	$63,718	2.41%

Net interest income, on a fully tax-equivalent basis, increased $1.6 million for the second quarter of 2021 to $34.0 million as compared to $32.4 million for the same quarter in 2020.  The net interest margin was 2.38 percent and 2.27 percent for the three months ended June 30, 2021 and 2020, respectively, an increase of 11 basis points. The Company recorded net interest income, on a fully tax-equivalent basis, of $66.1 million for the six months ended June 30, 2021 compared to $64.7 for the same 2020 period. The net interest margin declined nine basis points to 2.32 percent from 2.41 percent for the six months ended June 30, 2021 and 2020, respectively. As a commercial bank, the Company is asset sensitive with a large portion of its commercial loan portfolio tied to one-month London Interbank Offered Rate (“LIBOR”). The increase in the NIM for the second quarter of 2021 when compared to the quarter ended June 30, 2020 was due to the Bank strategically lowering its cost of interest-bearing liabilities and use of excess liquidity to grow loans.  The decrease in NIM for the six months ended June 30, 2021 when compared to the same 2020 period was a function of the large decline in one-month LIBOR which occurred during the second quarter of 2020 and higher levels of interest-earning assets (such as interest-earning deposits, investment securities, and PPP loans) with lower yields.

Net interest income benefitted from interest and fees from PPP loans for the three and six months ended June 30, 2021. As of June 30, 2021, the Company had $84.1 million of PPP loans, with net deferred fees of $334,000 that will be amortized to net interest income over the life of the loans, which have a stated maturity of two to five years.  However, these loans may be eligible for loan forgiveness by the SBA at an earlier date, which would accelerate the amortization of the net deferred fees.

Future net interest income is expected to be benefitted by the repricing of the Company’s time certificates of deposit (“CDs”). Over the twelve-month period ending June 30, 2022, approximately $400 million of CDs with an average rate of approximately 0.62 percent will mature.

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	June 30,	June 30,
(In thousands)	2021	2020
Residential mortgage loans originated for portfolio	$37,083	$18,627
Residential mortgage loans originated for sale	25,432	37,061
Total residential mortgage loans	62,515	55,688

Commercial real estate loans	12,243	748
Multifamily properties	255,820	11,960
C&I loans (A) (B)	141,285	99,294
Small business administration (C)	15,976	595,651
Wealth Lines of Credit (A)	3,200	500
Total commercial loans	428,524	708,153

Installment loans	25	950
Home equity lines of credit (A)	4,140	4,280
Total loans closed	$495,204	$769,071

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2021	2020
Residential mortgage loans originated for portfolio	$52,897	$33,458
Residential mortgage loans originated for sale	71,305	56,452
Total residential mortgage loans	124,202	89,910

Commercial real estate loans	50,606	9,606
Multifamily properties	340,829	73,958
C&I loans (A) (B)	270,426	142,202
Small business administration (C)	74,706	609,481
Wealth Lines of Credit (A)	5,675	3,750
Total commercial loans	742,242	838,997

Installment loans	88	1,206
Home equity lines of credit (A)	6,039	7,912
Total loans closed	$872,571	$938,025
(A)	Includes loans and lines of credit that closed in the period but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

(C) Includes PPP loans of $9 million and $57 million for the three and six months ended June 30, 2021 and $596 million for each of the three and six months ended June 30, 2020.

At June 30, 2021, December 31, 2020 and June 30, 2020, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	June 30,	December 31,	June 30,
	2021	2020	2020
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	223%	188%	201%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	158	168	187

Total CRE concentration	381%	356%	388%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	June 30, 2021			June 30, 2020
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$884,374	$3,020	1.37%	$437,288	$2,108	1.93%
Tax-exempt (1) (2)	6,891	81	4.70	10,137	129	5.09
Loans (2) (3):
Residential mortgages	498,594	3,826	3.07	530,087	4,497	3.39
Commercial mortgages	1,941,330	15,056	3.10	2,083,310	16,147	3.10
Commercial	1,942,802	16,984	3.50	2,038,530	18,204	3.57
Commercial construction	20,952	180	3.44	3,296	44	5.34
Installment	34,319	255	2.97	52,859	371	2.81
Home equity	45,042	377	3.35	54,869	453	3.30
Other	219	5	9.13	318	7	8.81
Total loans	4,483,258	36,683	3.27	4,763,269	39,723	3.34
Federal funds sold	91	—	0.06	102	—	0.25
Interest-earning deposits	428,464	97	0.09	497,764	109	0.09
Total interest-earning assets	5,803,078	39,881	2.75%	5,708,560	42,069	2.95%
Noninterest-earning assets:
Cash and due from banks	10,360			5,437
Allowance for loan and lease losses	(67,593)			(64,109)
Premises and equipment	23,307			21,462
Other assets	182,421			234,357
Total noninterest-earning assets	148,495			197,147
Total assets	$5,951,573			$5,905,707
LIABILITIES:
Interest-bearing deposits:
Checking	$1,980,688	$944	0.19%	$1,748,753	$1,642	0.38%
Money markets	1,235,464	727	0.24	1,207,816	1,473	0.49
Savings	144,044	18	0.05	118,878	16	0.05
Certificates of deposit - retail	488,148	1,027	0.84	676,498	3,147	1.86
Subtotal interest-bearing deposits	3,848,344	2,716	0.28	3,751,945	6,278	0.67
Interest-bearing demand - brokered	105,604	456	1.73	150,330	700	1.86
Certificates of deposit - brokered	33,783	264	3.13	33,729	264	3.13
Total interest-bearing deposits	3,987,731	3,436	0.34	3,936,004	7,242	0.74
FHLB advances and borrowings	166,343	182	0.44	330,514	1,127	1.36
Finance lease liabilities	6,380	76	4.76	7,270	87	4.79
Subordinated debt	181,317	2,147	4.74	83,496	1,222	5.85
Total interest-bearing liabilities	4,341,771	5,841	0.54%	4,357,284	9,678	0.89%
Noninterest-bearing liabilities:
Demand deposits	948,851			873,926
Accrued expenses and other liabilities	129,980			171,814
Total noninterest-bearing liabilities	1,078,831			1,045,740
Shareholders’ equity	530,971			502,683
Total liabilities and shareholders’ equity	$5,951,573			$5,905,707
Net interest income (tax-equivalent basis)		$34,040			$32,391
Net interest spread			2.21%			2.06%
Net interest margin (4)			2.38%			2.27%
Tax equivalent adjustment		$(195)			$(420)
Net interest income		$33,845			$31,971
(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.

(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Six Months Ended

	June 30, 2021			June 30, 2020
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$823,120	$5,649	1.37%	$424,547	$4,567	2.15%
Tax-exempt (1) (2)	7,433	179	4.82	10,335	260	5.03
Loans (2) (3):
Residential mortgages	500,084	7,780	3.11	532,601	9,073	3.41
Commercial mortgages	1,891,125	29,476	3.12	2,019,559	34,629	3.43
Commercial	1,937,776	33,439	3.45	1,898,334	36,798	3.88
Commercial construction	18,294	319	3.49	4,462	132	5.92
Installment	35,997	531	2.95	53,421	835	3.13
Home equity	46,937	776	3.31	55,261	1,067	3.86
Other	233	10	8.58	341	16	9.38
Total loans	4,430,446	72,331	3.27	4,563,979	82,550	3.62
Federal funds sold	96	—	0.11	102	—	0.25
Interest-earning deposits	491,547	225	0.09	374,665	661	0.35
Total interest-earning assets	5,752,642	78,384	2.73%	5,373,628	88,038	3.28%
Noninterest-earning assets:
Cash and due from banks	10,743			5,477
Allowance for loan and lease losses	(69,367)			(54,238)
Premises and equipment	22,972			21,304
Other assets	204,390			197,904
Total noninterest-earning assets	168,738			170,447
Total assets	$5,921,380			$5,544,075
LIABILITIES:
Interest-bearing deposits:
Checking	$1,944,734	$1,922	0.20%	$1,644,776	$5,089	0.62%
Money markets	1,247,464	1,521	0.24	1,199,932	4,454	0.74
Savings	139,648	35	0.05	114,892	31	0.05
Certificates of deposit - retail	510,693	2,497	0.98	687,258	6,841	1.99
Subtotal interest-bearing deposits	3,842,539	5,975	0.31	3,646,858	16,415	0.90
Interest-bearing demand - brokered	107,790	949	1.76	165,165	1,623	1.97
Certificates of deposit - brokered	33,776	525	3.11	33,722	527	3.13
Total interest-bearing deposits	3,984,105	7,449	0.37	3,845,745	18,565	0.97
FHLB advances and borrowings	176,120	391	0.44	256,956	2,139	1.66
Finance lease liabilities	6,493	155	4.77	7,373	177	4.80
Subordinated debt	181,555	4,292	4.73	83,467	2,445	5.86
Total interest-bearing liabilities	4,348,273	12,287	0.57%	4,193,541	23,326	1.11%
Noninterest-bearing liabilities:
Demand deposits	898,866			708,242
Accrued expenses and other liabilities	145,919			136,738
Total noninterest-bearing liabilities	1,044,785			844,980
Shareholders’ equity	528,322			505,554
Total liabilities and shareholders’ equity	$5,921,380			$5,544,075
Net interest income (tax-equivalent basis)		$66,097			$64,712
Net interest spread			2.16%			2.17%
Net interest margin (4)			2.32%			2.41%
Tax equivalent adjustment		$(459)			$(994)
Net interest income		$65,638			$63,718
(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended June 30, 2021
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$1,495	$(631)	$864
Loans	(2,174)	(866)	(3,040)
Interest-earning deposits	(12)	—	(12)
Total interest income	$(691)	$(1,497)	$(2,188)
LIABILITIES:
Interest-bearing checking	$92	$(790)	$(698)
Money market	29	(775)	(746)
Savings	3	(1)	2
Certificates of deposit - retail	(710)	(1,410)	(2,120)
Certificates of deposit - brokered	—	—	—
Interest bearing demand brokered	(195)	(49)	(244)
Borrowed funds	(481)	(464)	(945)
Capital lease obligation	(11)	—	(11)
Subordinated debt	1,159	(234)	925
Total interest expense	$(114)	$(3,723)	$(3,837)
Net interest income	$(577)	$2,226	$1,649

	For the Six Months Ended June 30, 2021
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$2,763	$(1,762)	$1,001
Loans	(2,107)	(8,112)	(10,219)
Interest-earning deposits	159	(595)	(436)
Total interest income	$815	$(10,469)	$(9,654)
LIABILITIES:
Interest-bearing checking	$319	$(3,486)	$(3,167)
Money market	189	(3,122)	(2,933)
Savings	4	—	4
Certificates of deposit - retail	(1,460)	(2,884)	(4,344)
Certificates of deposit - brokered	1	(3)	(2)
Interest bearing demand brokered	(516)	(158)	(674)
Borrowed funds	(1,369)	(379)	(1,748)
Capital lease obligation	(22)	—	(22)
Subordinated debt	2,319	(472)	1,847
Total interest expense	$(535)	$(10,504)	$(11,039)
Net interest income	$1,350	$35	$1,385

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $39.9 million for the second quarter of 2021 compared to $42.1 million for the same quarter of 2020, reflecting a decrease of $2.2 million, or 5 percent.  Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $78.4 million for the six months ended June 30, 2021 compared to $88.0 million for the same period of 2020, reflecting a decrease of $9.7 million, or 11 percent.  The decrease in the three and six months ended June 30, 2021, as compared to the same periods in 2020, reflected a decrease in the average yield on interest-earnings assets, partially offset by an increase in the average balance of interest-earning assets.

Average interest-earning assets totaled $5.80 billion for the second quarter of 2021, an increase of $94.5 million, or 2 percent, from the same period of 2020. Average interest-earning assets increased by $379.0 million or 7 percent to $5.75 billion for the six months ended June 30, 2021 when compared to the same period in 2020. The increase in the average balance of interest-earning assets for the three and six months ended June 30, 2021, reflected an increase in the average balance of investment securities, partially offset by a decline in the average balance of loans for those same periods. The average balance of the commercial mortgage portfolio decreased $142.0 million to $1.94 billion for the three months ended June 30, 2021, when compared to $2.08 billion for the same period in 2020. The average balance of the commercial mortgage portfolio declined $128.4 million to $1.89 billion for the six months ended June 30, 2021 from $2.02 billion for the same period in 2020.  The decline in the commercial mortgage portfolio was due to increased paydowns during the first few months of 2021 partially offset by higher levels of multifamily originations of $255.8 million during the second quarter of 2021 as compared to $12.0 million for the second quarter of 2020.  The increased multi-family production helped to offset loan portfolio run-off and utilize excess liquidity. The average balance of the commercial loan portfolio declined by $95.7 million to $1.94 billion for the three months ended June 30, 2021 when compared to $2.04 billion for the three months ended June 30, 2020, primarily due to the forgiveness and sale of PPP loans. Total PPP loans (excluding PPP loans held for sale of $46 million at March 31, 2021) declined $103.1 million to $83.8 million at June 30, 2021 from $186.9 million at March 31, 2021. The average balance of the commercial loan portfolio increased $39.4 million to $1.94 billion for the first six months of 2021, from $1.90 billion for the six months ended June 30, 2020. The average balance of the residential mortgage portfolio decreased by $31.5 million or 6 percent to $498.6 million during the second quarter of 2021 from the same period in 2020. For the six months ended June 30, 2021 the residential mortgage portfolio declined $32.5 million to $500.1 million for the six months ended June 30, 2021 from $532.6 million for the same period in 2020. The decline in the residential portfolio for the three and six months ended June 30, 2021 is due to the sale of these fixed rate loans as part of the Company’s balance sheet management.

The average balance of investment securities totaled $891.3 million for the second quarter of 2021 compared to $447.4 million for the same quarter of 2020, reflecting an increase of $443.8 million, or 99 percent.  The average balance of investment securities totaled $830.6 million for the six months ended June 30, 2021 compared to $434.9 million for the same period of 2020, reflecting an increase of $395.7 million, or 91 percent.  The increase in the average balance of investment securities for the three and six months ended June 30, 2021 was due to the purchase of securities to maintain the size of the portfolio in anticipation of maturities in 2021 and to utilize excess liquidity.

The average balance of interest-earning deposits totaled $428.5 million for the three months ended June 30, 2021 when compared to $497.8 million for the same period in 2020, reflecting a decrease of $69.3 million or 14 percent.  The decrease in the average balance of interest-earning deposits for the three months ended June 30, 2021 was primarily due the Company using excess balance sheet liquidity to fund multifamily originations. The six months ended June 30, 2021 reflected an increase of $116.9 million in average interest-earning deposits to $491.5 million, from $374.7 million for the same 2020 period. The increase for the six months ended June 30, 2021 is due to the timing of loan originations which mostly occurred during the second quarter of 2021.

For the quarters ended June 30, 2021 and 2020, the average yields earned on interest-earning assets were 2.75 percent and 2.95 percent, respectively, a decrease of 20 basis points.  For the six months ended June 30, 2021 and 2020, the average yields earned on interest-earning assets were 2.73 percent and 3.28 percent, respectively, a decrease of 55 basis points. The decrease in average yields on interest-earning assets for the three-month and six-month periods were due to a declining rate environment and elevated levels of interest-bearing cash, investment securities, and PPP loans at lower yields. One-month LIBOR has declined by approximately 150 basis points from the beginning of 2020.  The Federal Open Market Committee also reduced the target Federal Funds rate to 0 percent to 0.25 percent in March 2020 due to the economic disruption caused by COVID-19. With the transformation to a commercial bank balance sheet and business model, the Company’s interest rate sensitivity models indicate the Company is asset sensitive as of June 30, 2021, and that net interest income would improve in a rising rate environment but decline in a falling rate environment.

For the second quarter of 2021, the average balance of interest-bearing deposits was $3.99 billion, an increase of $51.7 million, or 1 percent, from $3.94 billion for the same period of 2020. The six months ended June 30, 2021 reflected an increase of $138.4 million to $3.98 billion when compared to $3.85 billion for the same period in 2020. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) was due to an increase in retail deposits from our branch network; a focus on providing high-touch client service; new deposit relationships related to PPP; and a full array of treasury management products that support core deposit growth.  The growth was partially offset by a decline of $44.7 million and $57.4 million in the average balance of brokered deposits for the three and six months ended June 30, 2021 when compared to the same 2020 periods.

Average rates paid on total interest-bearing deposits were 0.34 percent and 0.74 percent for the second quarters of 2021 and 2020, respectively, a decrease of 40 basis points.  Average rates paid on total interest-bearing deposits were 0.37 percent and 0.97 percent for the six months ended June 30, 2021 and 2020, respectively, a decrease of 60 basis points.  The decrease in the average rate paid on deposits was principally due to repricing of our deposit base to align with the recent Federal Reserve rate decreases.

For the three months ended June 30, 2021, the average balance of borrowings was $166.3 million a decrease of $164.2 million from $330.5 million as compared to the same period in 2020.  The average rate paid on borrowings was 0.44 percent for the three months ended June 30, 2021 as compared to 1.36 percent for the same period in 2020.  For the six months ended June 30, 2021, the average balance of borrowings was $176.1 million, a decrease of $80.8 million from $257.0 million as compared to the same period in 2020.  The average rate paid on borrowings was 0.44 percent for the six months ended June 30, 2021 as compared to 1.67 percent for the same period in 2020. The decrease in borrowings was principally due to the Company’s participation in the PPPLF which decreased as more PPP loans were forgiven in the second quarter of 2021 and by the Company’s prepayment of $105.0 million of FHLB advances with a weighted-average rate of 3.20 percent during the fourth quarter of 2020.  The average rate paid on borrowings was lower for the three and six months ended June 30, 2021 as the PPPLF borrowings rate was 0.35 percent.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $750.9 million and $732.3 million for the three and six months ended June 30, 2021, respectively, compared to $646.3 million and $562.3 million for the same three and six months ended June 30, 2020, respectively.

In June 2021, the Company redeemed $50.0 million of subordinated debt bearing interest at an annual rate of 6.0 percent issued in June 2016 that was set to re-price to approximately 5.0 percent.  In December 2020, the Company issued $100.0 million of subordinated debt ($98.2 million net of issuance costs) bearing interest at an annual rate of 3.50 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2025 or earlier redemption.  In December 2017, the Company issued $35.0 million of subordinated debt ($34.1 million net of issuance costs) bearing interest at an annual rate of 4.75 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2027 or earlier redemption.

in December 2027 or earlier redemption.

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

At June 30, 2021, the Company had investment securities available for sale with a fair value of $823.8 million compared with $622.7 million at December 31, 2020.  The increase was due to purchases of residential mortgage-backed securities and U.S. government-sponsored agencies with excess liquidity as deposits and borrowings exceeded loan growth.  A net unrealized loss (net of income tax) of $956,000 and a net unrealized gain (net of income tax) of $5.5 million were included in shareholders’ equity at June 30, 2021 and December 31, 2020, respectively.

The Company has one equity security (a CRA investment security) with a fair value of $14.9 million at June 30, 2021 compared with $15.1 million at December 31, 2020, with changes in fair value recognized in the Consolidated Statements of Income.  The Company recorded a $42,000 unrealized gain and $223,000 unrealized loss on the Consolidated Statements of Income for the three and six months ended June 30, 2021, respectively, as compared to an unrealized gain of $125,000 and $323,000 for the three and six months ended June 30, 2020, respectively.

The carrying value of investment securities available for sale as of June 30, 2021 and December 31, 2020 are shown below:

	June 30,	December 31,
(In thousands)	2021	2020
U.S. treasuries	$—	$2,613
U.S. government-sponsored agencies	210,940	83,771
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	555,273	476,058
SBA pool securities	45,268	49,129
State and political subdivisions	6,775	8,089
Corporate bond	5,564	3,029
Total	$823,820	$622,689

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of June 30, 2021:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. government-sponsored agencies	$—	$—	$112,739	$98,201	$210,940
	—	—	1.30%	1.50%	1.40%
Mortgage-backed securities-residential (1)	$25,162	$20,750	$39,833	$469,528	$555,273
	1.25%	2.38%	1.73%	1.45%	1.49%
SBA pool securities	$—	$—	$7,275	$37,993	$45,268
	—	—	1.92%	1.16%	1.28%
State and political subdivisions (2)	$3,051	$3,724	$—	$—	$6,775
	2.99%	2.15%	—	—	2.53%
Corporate bond	$—	$—	$5,564	$—	$5,564
	—	—	4.23%	—	4.23%
Total	$28,213	$24,474	$165,411	$605,722	$823,820
	1.44%	2.34%	1.53%	1.44%	1.49%
(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies. The combined average balance of these investments during the three months ended June 30, 2021 was $428.6 million compared to $614.1 million for the quarter ended December 31, 2020. The higher level of federal funds sold and interest-earning deposits for both periods represented excess cash as deposit and borrowing growth and cash from maturing securities exceeded loan growth.

OTHER INCOME:  The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended June 30,		Change
(In thousands)	2021	2020	2021 vs 2020
Service charges and fees	$896	$695	$201
Bank owned life insurance	466	318	148
Gain on sale of loans (mortgage banking)	409	550	(141)
Gain on loans held for sale at lower of cost or fair value	1,125	—	1,125
Fee income related to loan level, back-to-back swaps	—	202	(202)
Gain on sale of SBA loans	932	258	674
Corporate advisory fee income	121	65	56
Loss on swap termination	(842)	—	(842)
Other income	1,495	417	1,078
Securities gains, net	42	125	(83)
Total other income	$4,644	$2,630	$2,014

	For the Six Months Ended June 30,		Change
(In thousands)	2021	2020	2021 vs 2020
Service charges and fees	$1,742	$1,511	$231
Bank owned life insurance	1,077	646	431
Gain on sale of loans (mortgage banking)	1,434	842	592
Gain/(loss) on loans held for sale at lower of cost or fair value	1,407	(3)	1,410
Fee income related to loan level, back-to-back swaps	—	1,620	(1,620)
Gain on sale of SBA loans	2,381	1,312	1,069
Corporate advisory fee income	1,219	140	1,079
Loss on swap termination	(842)	—	(842)
Other income	2,138	801	1,337
Securities gains, net	(223)	323	(546)
Total other income	$10,333	$7,192	$3,141

The Company recorded total other income, excluding wealth management fee income, of $4.6 million for the second quarter of 2021, reflecting an increase of $2.0 million, or 77 percent, compared to the same period in 2020. For the six months ended June 30, 2021 the Company recorded total other income, excluding wealth management fee income, of $10.3 million compared to $7.2 million from the same 2020 period reflecting an increase of $3.1 million or 44 percent.

For the second quarter of 2021, income from the sale of newly originated residential mortgage loans was $409,000 compared to $550,000 for the same quarter in 2020.  For the six months ended June 30, 2021 and 2020, income from the sale of newly originated residential mortgage loans was $1.4 million and $842,000, respectively. This increase was the result of the increased volume of residential mortgage loans originated for sale during the first six months of 2021 due to more refinancing and home purchase activity in the current low interest rate environment.

For the three and six months ended June 30, 2021 the Company did not record any loan level, back-to-back swap income compared to $202,000 and $1.6 million for the same periods in 2021.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income. The Company expects back-to-back swap activity will continue to be minimal in the current rate environment.

The Company provides loans that are partially guaranteed by the SBA, for the purposes of providing working capital and/or financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up business.  All SBA loans are underwritten and documented as prescribed by the SBA.  The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The second quarter of 2021 included $932,000 of gains on sales of SBA loans as compared to $258,000 for the same quarter in 2020. The six months ended June 30, 2021 included $2.4 million of gains on sale of SBA loans as compared to $1.3 million for the same period in 2020. The three- and six-month June 2021 periods benefitted by certain changes to SBA lending requirements.

The Company recorded corporate advisory fee income of $121,000 and $1.2 million for the three and six months ended June 30, 2021, respectively, compared to $65,000 and $140,000 for the same periods in 2020.  The six-month 2021 periods included the Company’s first major corporate advisory/investment banking acquisition transaction.  These transactions tend to be larger and take longer to complete.

Income from the back-to-back swap, SBA programs, and corporate advisory fee income are dependent on volume, and thus are not linear from quarter to quarter, as some quarters will be higher than others.

The three and six months ended June 30, 2021 included $153,000 and $455,000 of additional income related to a net life insurance death benefit under its BOLI policies.

During the quarter and six months ended June 30, 2021 the Company recorded a gain on sale of $1.1 million for the sale of $57 million of PPP loans to a third party to create additional capacity to process our strong loan pipeline.

Other income included $722,000 of income related to the referral of PPP loans to the same third party that the Company sold the PPP loans they originated to for the three and six months ended June 30, 2021.

During the three and six months ended June 30, 2021 the Company recognized a loss on the termination of $842,000 for two interest rate swaps that had a notional value of $40 million with a weighted average cost of 1.50 percent.

The three and six months ended June 30, 2021 included a gain on sale of an OREO property of $51,000.

The remainder of the increase for the three and six months ended June 30, 2021 when compared to the same 2020 period was primarily due to an increase in commercial lending fees primarily unused credit line fees, loan servicing income and letter of credit fees.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended June 30,		Change
(In thousands)	2021	2020	2021 vs 2020
Compensation and employee benefits	$19,910	$19,186	$724
Premises and equipment	4,074	4,036	38
FDIC assessment	529	455	74
Other Operating Expenses:
Professional and legal fees	1,186	1,042	144
Telephone	312	395	(83)
Advertising	404	728	(324)
Amortization of intangible assets	368	321	47
Branch restructure	228	278	(50)
Write-off of subordinated debt costs	648	—	648
Other	3,025	2,573	452
Total operating expenses	$30,684	$29,014	$1,670

	For the Six Months Ended June 30,		Change
(In thousands)	2021	2020	2021 vs 2020
Compensation and employee benefits	$41,900	$38,412	$3,488
Premises and equipment	8,187	8,079	108
FDIC assessment	1,114	705	409
Other Operating Expenses:
Professional and legal fees	2,442	2,016	426
Telephone	646	719	(73)
Advertising	618	1,068	(450)
Amortization of intangible assets	736	645	91
Branch restructure	228	278	(50)
Write-off of subordinated debt costs	648	—	648
Other	5,759	5,327	432
Total operating expenses	$62,278	$57,249	$5,029

Increased operating expenses in the three- and six-month periods ended June 30, 2021 was principally attributable to: accelerated expense related to the redemption of the subordinated debt, which is expected to benefit future earnings, expenses related to the Lucas and Noyes team lift outs completed in December 2020, hiring in line with the Company’s strategic plan, normal salary increases and increased FDIC insurance premiums, which were partially offset by decreased advertising expense for the six month 2021 period due to strategically increased spending in 2020 related to the PPP program.

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

The market value of the assets under management and/or administration (“AUM/AUA”) of Peapack Private was $9.8 billion at June 30, 2021, reflecting an 11 percent increase from $8.8 billion at December 31, 2020 and an increase of 36 percent from $7.2 billion at June 30, 2020. Effective December 18, 2020, the Bank completed the lift out of teams from Lucas, based in Red Bank, New Jersey, and from Noyes, based in New Vernon, New Jersey, which combined contributed approximately $400 million of AUM/AUA at the time of acquisition.

In the June 2021 quarter, Peapack Private generated $13.0 million in fee income compared to $10.0 million for the June 2020 quarter, reflecting a 30 percent increase. For the six months ended June 30, 2021, Peapack Private generated $25.2 million in fee income compared to $20.0 million in fee income for the same period in 2020, reflecting a 26 percent increase.  The growth in fee income was due to several factors, including the acquisitions noted above, as well as continued new business, partially offset by normal levels of disbursements and outflows.

Operating expenses relative to Peapack Private were relatively flat when comparing both the three and six months ended June 30, 2021 to the same periods for 2020. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

Peapack Private currently generates adequate revenue to support the salaries, benefits and other expenses of the Division and Management believes it will continue to do so as the Company grows organically and/or by acquisition.  Management believes that the Bank generates adequate liquidity to support the expenses of Peapack Private should it be necessary.

NONPERFORMING ASSETS:  OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2021	2021	2020	2020	2020
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans (1)	5,962	11,767	11,410	8,611	26,697
Other real estate owned	—	50	50	50	50
Total nonperforming assets	$5,962	$11,817	$11,460	$8,661	$26,747

Performing TDRs	$190	$197	$201	$2,278	$2,376

Loans past due 30 through 89 days and still accruing (2)(3)	$1,678	$1,622	$5,053	$6,609	$3,785

Loans subject to special mention	$148,601	$166,013	$162,103	$129,700	$27,922

Classified loans (1)	$11,178	$25,714	$37,771	$41,263	$63,562

Impaired loans (1)	$6,498	$11,964	$16,204	$15,514	$33,708

Nonperforming loans as a % of total loans (4)	0.13%	0.27%	0.26%	0.19%	0.55%
Nonperforming assets as a % of total assets (4)	0.10%	0.20%	0.19%	0.15%	0.43%
Nonperforming assets as a % of total loans plus other real estate owned (4)	0.13%	0.27%	0.26%	0.19%	0.55%

(1)

Excludes one commercial loan held for sale of $5.6 million at both June 30, 2021 and March 31, 2021.  Excludes residential and commercial loans held for sale of $8.5 million at December 31, 2020.  Excludes one commercial loan held for sale of $10.0 million at September 30, 2020.

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

PROVISION FOR LOAN AND LEASE LOSSES:  The provision for loan and lease losses was $900,000 and $4.9 million for the second quarters of 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, the provision for loan losses was $1.1 million and $24.9 million, respectively.  The decreased provision for loan and lease losses for both the three and six months ended June 30, 2021 when compared to the three and six months ended June 30, 2020 reflect the reduced qualitative factors when calculating the allowance for loan losses due to the improvement in the unemployment rate and as loan deferrals entered into during the COVID-19 pandemic have decreased significantly from the prior year (declined from $914 million at June

30, 2020 to $37 million at June 30, 2021). The provision for loan losses for the second quarter of 2021 also reflected loan growth of $297.9 million, excluding PPP loans, which partially offset the decline in qualitative factors related to loan deferrals.  The Company’s provision for loan and lease losses also reflect the Company’s assessment of asset quality metrics, net charge-offs/recoveries, and the composition of the loan portfolio.

The allowance for loan and lease losses was $63.5 million as of June 30, 2021, compared to $67.3 million at December 31, 2020. As a percentage of loans, the allowance for loan and lease losses was 1.39 percent and 1.54 percent at June 30, 2021 and at December 31, 2020, respectively. The specific reserves recorded on impaired loans were $57,000 at June 30, 2021 compared to $2.7 million as of December 31, 2020.  Total impaired loans were $6.5 million and $16.2 million as of June 30, 2021 and December 31, 2020, respectively. The general component of the allowance decreased from $64.6 million at December 31, 2020 to $63.4 million at June 30, 2021.

A summary of the allowance for loan and lease losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2021	2021	2020	2020	2020
Allowance for loan and lease losses:
Beginning of period	$67,536	$67,309	$66,145	$66,065	$63,783
Provision for loan and lease losses	900	225	2,350	5,150	4,900
Recoveries/(charge-offs), net	(4,931)	2	(1,186)	(5,070)	(2,618)
End of period	$63,505	$67,536	$67,309	$66,145	$66,065

Allowance for loan and lease losses as a % of total loans (A)	1.39%	1.54%	1.54%	1.49%	1.36%

General allowance for loan and lease losses as a % of total loans (A)	1.39%	1.47%	1.48%	1.49%	1.27%

Allowance for loan and lease losses as a % of non-performing loans	1065.16%	573.94%	589.91%	768.15%	247.46%

(A)

The June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021 ALLL coverage ratios include PPP loans of $521.6 million, $202.0 million, $195.6 million, $186.9 million and $83.8 million, respectively, in total loans.

INCOME TAXES:  Income tax expense for the quarter ended June 30, 2021 was $5.5 million as compared to $2.4 million for the same period in 2020.  During the six months ended June 30, 2021 the Company recorded income tax expense of $10.1 million compared to a benefit of $903,000 in the same six-month period in 2020.

The effective tax rate for the three months ended June 30, 2021 was 27.69 percent compared to 22.85 percent for the same quarter in 2020.  The June 30, 2020 quarter included a benefit from a New Jersey state credit related to deferred tax liabilities effected by the surtax imposed by New Jersey in 2019.  Excluding such benefit, the effective tax rate for the June 2020 quarter would have been approximately 26.5 percent.

The effective tax rate for the six months ended June 30, 2021 was 26.87 percent compared to a net tax benefit recorded for the first six months of 2020. During the first quarter of 2020, the Company recorded a $3.34 million tax benefit, principally due to a $3.2 million Federal income tax benefit that resulted from a tax NOL carryback. The Company had a $23 million operating loss for tax purposes in 2018 (when the Federal tax rate was 21 percent) resulting from accelerated tax depreciation. Under the CARES Act, the Company was allowed to carry this NOL back to a period when the Federal tax rate was 35 percent, generating a permanent tax benefit.

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

Capital was benefitted by net income of $27.6 million for the six months ended June 30, 2021, which was partially offset by the purchase of shares through the Company’s stock repurchase program and a change in the unrealized loss on securities, net of tax of $6.5 million. The Company repurchased 392,755 shares, at an average price of $30.51, for a total cost of $12.0 million during the six months ended June 30, 2021.

The Company employs quarterly capital stress testing – adverse case and severely adverse case. In the March 31, 2021 (the date of the most recent completed stress test), severely, adverse case, no growth scenario, the Bank remains well capitalized over a two-year stress period. With a Pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2021 and December 31, 2020, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements. The Company’s capital ratios were not affected by our participation in the PPP.  The Company pledged its PPP loans as collateral and utilized funding provided by the FRB’s PPPLF.  PPP loans funded by the PPPLF are risk-weighted at 0 percent for regulatory risk-based capital ratios and are excluded from average assets in the calculation of the regulatory leverage ratio.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies are required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio (“CBLR”) at 9 percent, effective January 1, 2020.  Under the CARES Act, the Community Bank Leverage Ratio was temporarily lowered to 8 percent.  The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III.  The Bank’s leverage ratio was 10.13 percent at June 30, 2021.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Total capital (to risk-weighted assets)	$637,858	14.62%	$436,316	10.00%	$349,052	8.00%	$458,131	10.50%

Tier I capital (to risk-weighted assets)	583,208	13.37	349,052	8.00	261,789	6.00	370,868	8.50

Common equity tier I (to risk-weighted assets)	583,179	13.37	283,605	6.50	196,342	4.50	305,421	7.00

Tier I capital (to average assets)	583,208	10.13	287,946	5.00	230,357	4.00	230,357	4.00

As of December 31, 2020:
Total capital (to risk-weighted assets)	$600,478	14.81%	$405,587	10.00%	$324,469	8.00%	$425,866	10.50%

Tier I capital (to risk-weighted assets)	549,575	13.55	324,469	8.00	243,352	6.00	344,749	8.50

Common equity tier I (to risk-weighted assets)	549,540	13.55	263,631	6.50	182,514	4.50	283,911	7.00

Tier I capital (to average assets)	549,575	9.71	283,083	5.00	226,466	4.00	226,466	4.00
(A)	See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Total capital (to risk-weighted assets)	$686,543	15.74%	N/A	N/A	$349,002	8.00%	$458,065	10.50%

Tier I capital (to risk-weighted assets)	499,344	11.45	N/A	N/A	261,751	6.00	370,814	8.50

Common equity tier I (to risk-weighted assets)	499,315	11.45	N/A	N/A	196,313	4.50	305,376	7.00

Tier I capital (to average assets)	499,344	8.67	N/A	N/A	230,317	4.00	230,317	4.00

As of December 31, 2020:
Total capital (to risk-weighted assets)	$716,210	17.67%	N/A	N/A	$324,322	8.00%	$425,673	10.50%

Tier I capital (to risk-weighted assets)	483,535	11.93	N/A	N/A	243,242	6.00	344,592	8.50

Common equity tier I (to risk-weighted assets)	483,500	11.93	N/A	N/A	182,431	4.50	283,782	7.00

Tier I capital (to average assets)	483,535	8.53	N/A	N/A	226,624	4.00	226,624	4.00
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

In addition, in December 2020, the Company issued $100.0 million in aggregate principal amount of fixed-to-floating subordinated notes due December 22, 2030.  The Company may use the proceeds from the issuance of the 2020 Notes for stock repurchases and acquisitions of wealth management firms, as well as other general corporate purposes.  During the second quarter of 2021, the Company used a portion of the proceeds from the December 2020 subordinated debt issuance to redeem the $50.0 million June 2016 issuance.  The remaining net costs of $648,000 were written-off during the quarter ended June 30, 2021.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges.  Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a 3 percent discount to market for plan participants.  On January 30, 2019, the Company filed a Registration Statement on Form S-3 eliminating the 3 percent discount to market price. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  All shares purchased during the quarter ended June 30, 2021 were in the open market.

On July 27, 2021, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 24, 2021 to shareholders of record on August 10, 2021.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $203.5 million at June 30, 2021. In addition, the Company had $823.8 million in securities designated as available for sale at June 30, 2021. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $788.5 million as of June 30, 2021 were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

The Company approved loans of approximately $650 million under the PPP and have a balance of $83.8 million at June 30, 2021.  The Federal Reserve has supplied a source of liquidity for the PPP to participating financial institutions through the PPPLF, which extends credit to eligible financial institutions, at a rate of 0.35 percent, that originate PPP loans, taking the loans as collateral at face value.  The Company utilized this facility to fund its 2020 PPP loan originations.

As of June 30, 2021, the Company had approximately $1.7 billion of secured funding available from the Federal Home Loan Bank.  Additionally, the Company had $1.0 billion of secured funding available from the Federal Reserve Discount Window, none of which was drawn.

Brokered interest-bearing demand (“overnight”) deposits were $85.0 million at June 30, 2021. The interest rate paid on these deposits allows the Bank to fund at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of June 30, 2021, the Company had transacted pay fixed, receive floating interest rate swaps totaling $230.0 million in notional amount.

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

The interest rate swap program is administered by the ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $230.0 million as of June 30, 2021.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of June 30, 2021, $778.6 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, the ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of June 30, 2021. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of June 30, 2021.

In an immediate and sustained 100 basis point increase in market rates at June 30, 2021, net interest income would increase approximately 4.7 percent for year 1 and 7.8 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at June 30, 2021, net interest income for year 1 would increase approximately 7.9 percent, when compared to a flat interest rate scenario.  In year 2 net interest income would increase 13.9 percent, when compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at June 30, 2021.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$676,581	$16,761	2.54%	12.19%	79
+100	671,163	11,343	1.72	11.84	44
Flat interest rates	659,820	—	—	11.40	—
-100	613,855	(45,965)	(6.97)	10.52	(88)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of June 30, 2021, and that net interest income would improve in a rising rate environment but decline in a falling rate environment.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

0PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

In the normal course of its business, lawsuits and claims may be brought against the Company and its subsidiaries.  There is no currently pending or threatened litigation or proceedings against the Company or its subsidiaries, which if adversely decided, we believe would have a material adverse effect on the Company.

ITEM 1A.  Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
April 1, 2021 -
April 30, 2021	—	—	$—	$25,620,887
May 1, 2021 -
May 31, 2021	137,661	—	32.49	$21,148,674
June 1, 2021 -
June 30, 2021	97,061	7,096	32.28	$18,015,411
Total	234,722	7,096	32.40
(1)	Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.
(2)

On January 28, 2021, the Company’s Board of Directors approved a plan to repurchases up to 948,735 shares, which was approximately 5 percent of the outstanding shares as of that date, through March 31, 2022.

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

10.1

Peapack-Gladstone Financial Corporation 2021 Long-Term Incentive Plan, incorporated herein by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, filed on March 18, 2021 (File No. 001-16197).

10.2	Form of Employment Agreement with Douglas L. Kennedy, Jeffrey J. Carfora, John P. Babcock and Gregory M. Smith.

10.3	Change in Control Agreement with Robert A. Plante.

31.1	Certification of Douglas L. Kennedy, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Jeffrey J. Carfora, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 9, 2021	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 9, 2021	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: August 9, 2021	By:	/s/ Francesco S. Rossi
Francesco S. Rossi
Chief Accounting Officer
(Principal Accounting Officer)