Form 10-Q
period 2021-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2021-11-08
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2021

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

Number of shares of Common Stock outstanding as of October 29, 2021: 18,634,618

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	September 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$9,299	$10,629
Federal funds sold	—	102
Interest-earning deposits	606,913	642,591
Total cash and cash equivalents	616,212	653,322
Securities available for sale	843,779	622,689
Equity security, at fair value	14,824	15,117
FHLB and FRB stock, at cost	12,950	13,709
Loans held for sale, at fair value	3,013	13,588
Loans held for sale, at lower of cost or fair value	17,235	18,520
Loans	4,575,398	4,372,437
Less: Allowance for loan and lease losses	65,133	67,309
Net loans	4,510,265	4,305,128
Premises and equipment	23,123	21,609
Other real estate owned	—	50
Accrued interest receivable	22,790	22,495
Bank owned life insurance	46,510	46,809
Goodwill	36,212	33,103
Other intangible assets	13,121	10,788
Finance lease right-of-use assets	3,769	4,330
Operating lease right-of-use assets	10,307	9,421
Other assets	66,175	99,764
TOTAL ASSETS	$6,240,285	$5,890,442
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$986,765	$833,500
Interest-bearing deposits:
Checking	2,355,892	1,849,254
Savings	168,831	130,731
Money market accounts	1,287,686	1,298,885
Certificates of deposit - retail	426,981	530,222
Certificates of deposit - listing service	31,382	32,128
Subtotal deposits	5,257,537	4,674,720
Interest-bearing demand - brokered	85,000	110,000
Certificates of deposit - brokered	33,804	33,764
Total deposits	5,376,341	4,818,484
Short-term borrowings	—	15,000
Paycheck Protection Program Liquidity Facility	48,496	177,086
Finance lease liabilities	6,063	6,753
Operating lease liabilities	10,644	9,737
Subordinated debt, net	132,629	181,794
Deferred tax liabilities, net	27,575	32,978
Accrued expenses and other liabilities	95,523	121,488
TOTAL LIABILITIES	5,697,271	5,363,320
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 20,615,903 at September 30, 2021 and 20,342,881 at December 31, 2020; outstanding shares, 18,627,910 at September 30, 2021 and 18,974,703 at December 31, 2020	17,185	16,958
Surplus	330,392	326,592
Treasury stock at cost, 1,987,993 shares at September 30, 2021 and 1,368,178 shares at December 31, 2020	(55,893)	(36,477)
Retained earnings	260,365	221,441
Accumulated other comprehensive loss, net of income tax	(9,035)	(1,392)
TOTAL SHAREHOLDERS’ EQUITY	543,014	527,122
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$6,240,285	$5,890,442

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

See accompanying notes to consolidated financial statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$37,040	$37,704	$108,921	$119,330
Interest on investments:
Taxable	2,824	2,182	8,473	6,749
Tax-exempt	28	51	107	166
Interest on loans held for sale	33	78	124	153
Interest on interest-earning deposits	142	159	367	820
Total interest income	40,067	40,174	117,992	127,218
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	1,880	2,066	5,358	11,640
Interest on certificates of deposit	836	2,529	3,333	9,370
Interest on borrowed funds	57	1,221	448	3,360
Interest on finance lease liability	74	84	229	261
Interest on subordinated debt	1,358	1,222	5,650	3,667
Subtotal - interest expense	4,205	7,122	15,018	28,298
Interest on interest-bearing demand - brokered	385	636	1,334	2,259
Interest on certificates of deposits - brokered	266	267	791	794
Total interest expense	4,856	8,025	17,143	31,351
NET INTEREST INCOME BEFORE PROVISION FOR LOAN AND LEASE LOSSES	35,211	32,149	100,849	95,867
Provision for loan and lease losses	1,600	5,150	2,725	30,050
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	33,611	26,999	98,124	65,817
OTHER INCOME
Wealth management fee income	13,860	10,119	39,025	30,070
Service charges and fees	959	785	2,701	2,296
Bank owned life insurance	311	314	1,388	960
Gain on loans held for sale at fair value (mortgage banking)	408	954	1,842	1,796
Gain on loans held for sale at lower of cost or fair value	—	7,429	1,407	7,426
Fee income related to loan level, back-to-back swaps	—	—	—	1,620
Gain on sale of SBA loans	1,569	79	3,950	1,391
Corporate advisory fee income	84	75	1,303	215
Loss on swap termination	—	—	(842)	—
Other income	660	456	2,798	1,257
Securities gains/(losses), net	(70)	—	(293)	323
Total other income	17,781	20,211	53,279	47,354
OPERATING EXPENSES
Compensation and employee benefits	19,859	19,202	61,759	57,614
Premises and equipment	4,459	4,109	12,646	12,188
FDIC insurance expense	555	605	1,669	1,310
Swap valuation allowance	1,350	—	1,350	—
Other operating expense	5,962	4,545	17,039	14,598
Total operating expenses	32,185	28,461	94,463	85,710
INCOME BEFORE INCOME TAX EXPENSE	19,207	18,749	56,940	27,461
Income tax expense	5,036	5,202	15,173	4,299
NET INCOME	$14,171	$13,547	$41,767	$23,162

EARNINGS PER SHARE
Basic	$0.76	$0.72	$2.21	$1.23
Diluted	$0.74	$0.71	$2.15	$1.22
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,763,316	18,908,337	18,891,601	18,879,688
Diluted	19,273,831	19,132,650	19,390,522	19,052,605

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$14,171	$13,547	$41,767	$23,162
Comprehensive income/(loss):
Unrealized (losses)/gains on available for sale securities:
Unrealized holding (losses)/gains arising during the period	(5,635)	(1,029)	(14,148)	6,801
	(5,635)	(1,029)	(14,148)	6,801

Tax effect	1,342	252	3,378	(1,649)
Net of tax	(4,293)	(777)	(10,770)	5,152

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	936	1,439	3,507	(7,249)
Reclassification adjustment for amounts included in net income	—	(5)	842	(85)
	936	1,434	4,349	(7,334)

Tax effect	(263)	(408)	(1,222)	1,930
Net of tax	673	1,026	3,127	(5,404)

Total other comprehensive income/(loss)	(3,620)	249	(7,643)	(252)

Total comprehensive income	$10,551	$13,796	$34,124	$22,910

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended September 30, 2021 and September 30, 2020

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at July 1, 2021 18,829,877 common shares outstanding	$—	$17,164	$328,035	$(48,461)	$247,136	$(5,415)	$538,459
Net income	—	—	—	—	14,171	—	14,171
Comprehensive loss	—	—	—	—	—	(3,620)	(3,620)
Amortization of restricted stock units	—	—	1,807	—	—	—	1,807
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(942)	—	(942)
Share repurchase, 227,060 shares	—	—	—	(7,432)	—	—	(7,432)
Common stock options exercised, 400 shares	—	1	5	—	—	—	6
Exercise of warrants, 10,000 net of 6,416 shares used to exercise, 3,584 shares	—	2	(2)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 6,889 shares	—	6	226	—	—	—	232
Issuance of common stock for acquisition, 14,220 shares	—	12	321	—	—	—	333
Balance at September 30, 2021 18,627,910 common shares outstanding	$—	$17,185	$330,392	$(55,893)	$260,365	$(9,035)	$543,014

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at July 1, 2020 18,905,135 common shares outstanding	$—	$16,900	$322,796	$(36,477)	$206,757	$(1,996)	$507,980
Net income	—	—	—	—	13,547	—	13,547
Comprehensive income	—	—	—	—	—	249	249
Amortization of restricted stock awards/units	—	—	1,798	—	—	—	1,798
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(945)	—	(945)
Issuance of shares for Employee Stock Purchase Plan, 5,598 shares	—	4	95	—	—	—	99
Issuance of common stock for acquisition 14,220 shares	—	12	(12)	—	—	—	—
Balance at September 30, 2020 18,924,953 common shares outstanding	$—	$16,916	$324,677	$(36,477)	$219,359	$(1,747)	$522,728

Nine Months Ended September 30, 2021 and September 30, 2020

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2021 18,974,703 common shares outstanding	$—	$16,958	$326,592	$(36,477)	$221,441	$(1,392)	$527,122
Net income	—	—	—	—	41,767	—	41,767
Comprehensive loss	—	—	—	—	—	(7,643)	(7,643)
Restricted stock units issued, 288,348 shares	—	240	(240)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (71,749) shares	—	(60)	(2,171)	—	—	—	(2,231)
Amortization of restricted stock units	—	—	5,229	—	—	—	5,229
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,843)	—	(2,843)
Share repurchase, 619,815 shares	—	—	—	(19,416)	—	—	(19,416)
Common stock options exercised, 3,220 net of 62 shares used to exercise, 3,158 shares	—	3	37	—	—	—	40
Exercise of warrants, 50,000 net of 32,616 shares used to exercise, 17,384 shares	—	14	(14)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 21,661 shares	—	18	638	—	—	—	656
Issuance of common stock for acquisition, 14,220 shares	—	12	321	—	—	—	333
Balance at September 30, 2021 18,627,910 common shares outstanding	$—	$17,185	$330,392	$(55,893)	$260,365	$(9,035)	$543,014

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2020 18,926,810 common shares outstanding	$—	$16,733	$319,375	$(29,990)	$199,029	$(1,495)	$503,652
Net income	—	—	—	—	23,162	—	23,162
Comprehensive loss	—	—	—	—	—	(252)	(252)
Restricted stock units issued, 157,690 shares	—	131	(131)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (39,686) shares	—	(33)	(610)	—	—	—	(643)
Amortization of restricted stock awards/units	—	—	5,062	—	—	—	5,062
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,832)	—	(2,832)
Share repurchase, (220,222) shares	—	—	—	(6,487)	—	—	(6,487)
Common stock options exercised, 8,400 net of 2,149 shares used to exercise, 6,251 shares	—	7	69	—	—	—	76
Exercise of warrants 20,000 net of 13,469 shares used to exercise, 6,531 shares	—	6	(6)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 52,533 shares	—	43	947	—	—	—	990
Issuance of common stock for acquisition, 35,046 shares	—	29	(29)	—	—	—	—
Balance at September 30, 2020 18,924,953 common shares outstanding	$—	$16,916	$324,677	$(36,477)	$219,359	$(1,747)	$522,728

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$41,767	$23,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,367	2,312
Amortization of premium and accretion of discount on securities, net	4,502	3,216
Amortization of restricted stock	5,229	5,062
Amortization of intangible assets	1,167	966
Amortization of subordinated debt costs	931	168
Provision for loan and lease losses	2,725	30,050
Deferred tax benefit	(3,247)	(2,336)
Stock-based compensation and employee stock purchase plan expense	93	199
Fair value adjustment for equity security	293	(323)
Loans originated for sale (1)	(131,427)	(125,466)
Proceeds from sales of loans held for sale (1)	142,141	117,892
Gain on loans held for sale (1)	(5,792)	(3,188)
Gain on loans held for sale at lower of cost or fair value	(1,407)	(7,426)
Gain on OREO sold	(51)	—
Gain on life insurance death benefit	(455)	—
Increase in cash surrender value of life insurance, net	(465)	(517)
Increase in accrued interest receivable	(295)	(11,674)
Decrease/(increase) in other assets	2,998	(2,659)
Increase/(decrease) in accrued expenses and other liabilities	7,390	(10,697)
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,464	18,741
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	338,596	152,273
Redemptions of FHLB and FRB stock	807	34,737
Purchase of securities available for sale	(578,336)	(339,797)
Purchase of equity securities	—	(4,000)
Purchase of FHLB and FRB stock	(48)	(29,102)
Proceeds from sales of loans held for sale at lower of cost or fair value	54,123	372,406
Net increase in loans, net of participations sold	(253,638)	(409,005)
Proceeds from sales of other real estate	101	—
Purchase of premises and equipment	(3,371)	(2,506)
Purchase of wealth management company	(5,500)	—
Proceeds from life insurance death benefit	1,219	—
NET CASH USED IN INVESTING ACTIVITIES	(446,047)	(224,994)
FINANCING ACTIVITIES:
Net increase in deposits	557,857	615,639
Net decrease in short-term borrowings	—	(113,100)
Proceeds from Paycheck Protection Program Liquidity Facility	—	535,838
Repayments of Paycheck Protection Program Liquidity Facility	(128,590)	(352,048)
Repayments of FHLB advances	(15,000)	—
Dividends paid on common stock	(2,843)	(2,832)
Exercise of Stock Options, net of stock swaps	40	76
Restricted stock repurchased on vesting to pay taxes	(2,231)	(643)
Repayments of subordinated debt	(50,000)	—
Issuance of shares for employee stock purchase plan	656	990
Shares repurchased	(19,416)	(6,487)
NET CASH PROVIDED BY FINANCING ACTIVITIES	340,473	677,433
Net (decrease)/increase in cash and cash equivalents	(37,110)	471,180
Cash and cash equivalents at beginning of period	653,322	208,185
Cash and cash equivalents at end of period	$616,212	$679,365
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$16,128	$30,260
Income tax, net	13,448	551
Transfer of loans to loans held for sale	45,776	364,910
Security purchases settled in subsequent period	—	15,088

(1)

Includes mortgage loans originated with the intent to sell which are carried at fair value. In addition, this includes the guaranteed portion of U.S. Small Business Administration (“SBA”) loans which are carried at the lower of cost or fair value.

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited Consolidated Interim Financial Statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2021, and the results of operations, comprehensive income/(loss), changes in shareholders’ equity and cash flow statements for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

Segment Information:  The Company’s business is conducted through two business segments: (1) its banking segment (“Banking”), which involves the delivery of loan and deposit products to customers, and (2) the Peapack Private Wealth Management Division (“Peapack Private”), which includes asset management services to individuals and institutions. Management uses certain methodologies to allocate income and expense to the business segments.

The Banking segment includes: commercial (includes commercial and industrial (“C&I”) and equipment financing), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support services.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $91.4 million and $65.5 million as of September 30, 2021 and December 31, 2020, respectively.  SBA loans held for sale totaled $11.6 million and $6.0 million at September 30, 2021 and December 31, 2020, respectively.

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

Loans are individually evaluated for impairment when they are classified as substandard, nonaccrual or TDR by Management. If a loan is considered impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or if repayment is expected solely from the underlying collateral, the loan principal balance is compared to the fair value of collateral less estimated disposition costs to determine the need, if any, for a charge off.

The general component of the allowance covers non-impaired loans and is based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. As a result of the effects of the COVID-19 pandemic, the Company increased certain qualitative factors in 2020 related to elevated levels of unemployment, economic forecasts and approved loan deferral payment requests as businesses both locally and nationally were shut down and have only gradually and partially reopened.  The Company re-evaluated the qualitative factors related to the pandemic and reduced these factors during the first nine months of 2021.  The Company also considered qualitative factors related to the following:  levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both September 30, 2021 and December 31, 2020, the multiple was 2.25 times for non-impaired special mention loans and 3.25 times for non-impaired substandard loans.

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

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security ("CARES”) Act, which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP.

The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under Accounting Standards Codification ("ASC") 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan. The revised CARES Act allows for loan modifications through January 1, 2022.  In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan and lease losses on its loan portfolio.  The Company approved total loan modifications under the CARES Act of $947.0 million, of which $33.1 million remain outstanding as of September 30, 2021.

Another key program under the CARES Act is the Paycheck Protection Program (“PPP”) administered by the SBA which provided funding to qualifying businesses and organizations.  Under this program, the Company has provided fundings of approximately $650 million. In the third quarter of 2020 and second quarter of 2021, the Company sold approximately $355.0 million and $56.5 million, respectively, of such loans, servicing rights released to a third party. The Company also referred approximately $124 million of PPP loans to a third party during the first six months of 2021.  The Company has approximately $48.7 million of PPP loans remaining in its portfolio as of September 30, 2021 and believes that the majority of these loans will be forgiven by the SBA.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on collateral or purpose. The following portfolio classes have been identified:

Primary Residential Mortgages.  The Bank originates one to four family residential mortgage loans in the Tri-State area (New York, New Jersey and Connecticut), Pennsylvania and Florida.  Loans are secured by first liens on the primary residence or investment property.  Primary risk characteristics associated with residential mortgage loans typically involve: major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Home Equity Lines of Credit.  The Bank provides revolving lines of credit against one to four family residences in the Tri-State area. Primary risk characteristics associated with home equity lines of credit typically involve: major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Junior Lien Loan on Residence.  The Bank provides junior lien loans (“JLL”) against one to four family properties in the Tri-State area. JLLs can be either in the form of an amortizing home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. Primary risk characteristics associated with JLLs typically involve: major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

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

The Company also offers facility specific / loan level swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution / swap counterparty (loan level / back-to-back swap program).  The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”).  The notional amount of the swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts.  The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions. The Company is exposed to losses if a customer counterparty fails to make its payments under a contract in which the Company is in a net receiving position.  At this time, the Company anticipates that its counterparties will be able to fully satisfy their obligations under the agreements.  All of the contracts to which the Company is a party settle monthly.  Further, the Company has netting agreements with the dealers with which it does business.

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

For the Company’s stock option plans, changes in options outstanding during the nine months ended September 30, 2021 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2021	50,660	$13.59
Exercised during 2021	(3,220)	12.80
Expired during 2021	—	—
Forfeited during 2021	(2,680)	13.24
Balance, September 30, 2021	44,760	$13.67	0.97 years	$881
Vested and expected to vest	44,760	$13.67	0.97 years	$881
Exercisable at September 30, 2021	44,760	$13.67	0.97 years	$881

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the third quarter of 2021 and the exercise price, multiplied by the number of in-the-money options. The Company’s closing stock price on September 30, 2021 was $33.36.

There were no stock options granted during the three or nine months ended September 30, 2021.

The Company issued performance-based and service-based restricted stock units in 2021 and 2020. Service-based units vest ratably over a three- or five-year period.  There were no service-based restricted stock units granted during the third quarter of 2021.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years.  There were no performance-based restricted stock units granted in the third quarter of 2021.

Changes in non-vested shares dependent on performance criteria for the nine months ended September 30, 2021 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2021	221,600	$20.47
Granted during 2021	51,710	31.36
Vested during 2021	(36,032)	35.33
Forfeited during 2021	(11,843)	26.32
Balance, September 30, 2021	225,435	$20.29

Changes in service-based restricted stock awards/units for the nine months ended September 30, 2021 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2021	777,166	$19.24
Granted during 2021	211,356	31.36
Vested during 2021	(252,316)	22.01
Forfeited during 2021	(24,309)	17.13
Balance, September 30, 2021	711,897	$21.93

As of September 30, 2021, there was $14.3 million of total unrecognized compensation cost related to service-based and performance-based units.  That cost is expected to be recognized over a weighted average period of 1.52 years. Stock compensation expense of $1.8 million was recorded for both the third quarters of 2021 and 2020, respectively.  Stock compensation expense recorded for the nine months ended Septembers 30, 2021 and 2020 totaled $5.3 million and $5.1 million, respectively.

Employee Stock Purchase Plan (“ESPP”): In July 2019, the Board appointed ESPP committee revised the ESPP. The ESPP provides for the granting of rights to purchase up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. In May 2020, shareholders approved an increase of 200,000 shares of Peapack-Gladstone Financial Corporation common stock to be issued under the ESPP.

Subject to certain eligibility requirements and restrictions, the ESPP provided for a single Offering Period of twelve months in duration, which commenced on May 16, 2019 and ended on May 15, 2020.

The ESPP was revised to allow for the purchase of shares during four three-month Offering Periods of each calendar year. The Offering Periods are February 16, May 16, August 16 and November 16 of each calendar year.

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

The Company recorded $37,000 and $9,000 of expense in salaries and employee benefits expense for the three months ended September 30, 2021 and 2020, respectively related to the ESPP.  Total shares issued under the ESPP during the third quarter of 2021 and 2020 were 6,889 and 5,598, respectively.

The Company recorded $93,000 and $199,000 of expense in salaries and employee benefits expense for the nine months ended September 30, 2021 and 2020, respectively related to the ESPP.  Total shares issued under the ESPP for the nine months ended September 30, 2021 and 2020 were 21,661 and 52,533, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Net income available to common shareholders	$14,171	$13,547	$41,767	$23,162

Basic weighted average shares outstanding	18,763,316	18,908,337	18,891,601	18,879,688
Plus: common stock equivalents	510,515	224,313	498,921	172,917
Diluted weighted average shares outstanding	19,273,831	19,132,650	19,390,522	19,052,605
Net income per share
Basic	$0.76	$0.72	$2.21	$1.23
Diluted	0.74	0.71	2.15	1.22

                                                                                                                                                                                                               For the three months ended September 30, 2021 all restricted stock units were included in the computation of diluted earnings per share because they were all dilutive.  For the three months ended September 30, 2020, restricted stock units totaling 374,366 were not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2021 and 2020, restricted stock units totaling 261,610 and 207,466 were not included in the computation of diluted earnings per share because they were anti-dilutive.  Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

Risks and Uncertainties: The COVID-19 pandemic has had a devastating effect on businesses both locally and nationally. As a result, Congress passed the CARES Act to provide economic assistance to American workers, families and businesses. The CARES Act contains substantial tax and spending provisions including direct financial aid to American families, extensive emergency funding for hospitals and medical providers, and economic stimulus to significant impacted industry sectors.

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

The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill, which includes assembled workforce has an indefinite life on our statement of financial condition. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill and assembled workforce are the intangible assets with an indefinite life on our balance sheet.

Other intangible assets, which primarily consist of customer relationship intangible assets arising from acquisitions, are amortized on an accelerated basis over their estimated useful lives, which range from 5 to 15 years.

2.  INVESTMENT SECURITIES AVAILABLE FOR SALE

A summary of amortized cost and approximate fair value of investment securities available for sale included in the Consolidated Statements of Condition as of September 30, 2021 and December 31, 2020 follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S government-sponsored agencies	$280,102	$—	$(5,669)	$274,433
Mortgage-backed securities–residential	515,651	5,663	(6,183)	515,131
SBA pool securities	43,685	95	(850)	42,930
State and political subdivisions	5,696	54	—	5,750
Corporate bond	5,500	35	—	5,535
Total	$850,634	$5,847	$(12,702)	$843,779

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
U.S. treasuries	$2,613	$—	$—	$2,613
U.S. government-sponsored agencies	84,424	2	(655)	83,771
Mortgage-backed securities–residential	467,915	8,604	(461)	476,058
SBA pool securities	49,457	31	(359)	49,129
State and political subdivisions	7,987	102	—	8,089
Corporate bond	3,000	29	—	3,029
Total	$615,396	$8,768	$(1,475)	$622,689

The following tables present the Company’s available for sale securities in a continuous unrealized loss position and the approximate fair value of these investments as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S government-sponsored agencies	$259,893	$(5,209)	$14,540	$(460)	$274,433	$(5,669)
Mortgage-backed securities-residential	288,682	(6,015)	14,707	(168)	303,389	(6,183)
SBA pool securities	23,631	(330)	10,577	(520)	34,208	(850)
Total	$572,206	$(11,554)	$39,824	$(1,148)	$612,030	$(12,702)

	December 31, 2020
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. government-sponsored agencies	$73,769	$(655)	$—	$—	$73,769	$(655)
Mortgage-backed securities-residential	103,340	(430)	13,914	(31)	117,254	(461)
SBA pool securities	39,720	(343)	2,095	(16)	41,815	(359)
Total	$216,829	$(1,428)	$16,009	$(47)	$232,838	$(1,475)

Management believes that the unrealized losses on investment securities available for sale are temporary and are due to interest rate fluctuations and/or volatile market conditions rather than the credit-worthiness of the issuers.  As of September 30, 2021, the Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

The Company has an investment in a CRA investment fund with a fair value of $14.8 million at September 30, 2021. The investment is classified as an equity security in our Consolidated Statements of Condition.  This security had a loss of $70,000 for the three months ended September 30, 2021 and a loss of $293,000 for the nine months ended September 30, 2021.  This amount is included in securities gains/(losses), net on the Consolidated Statements of Income.

3.  LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of September 30, 2021 and December 31, 2020, consisted of the following:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2021	Loans	2020	Loans
Residential mortgage	$507,865	11.10%	$502,829	11.50%
Multifamily mortgage	1,497,683	32.73	1,126,946	25.77
Commercial mortgage	680,107	14.87	691,294	15.81
Commercial loans (including equipment financing) (A)	1,790,579	39.13	1,950,981	44.62
Commercial construction	25,718	0.56	12,600	0.29
Home equity lines of credit	42,512	0.93	50,545	1.15
Consumer loans, including fixed rate home equity loans	30,689	0.67	37,016	0.85
Other loans	245	0.01	226	0.01
Total loans	$4,575,398	100.00%	$4,372,437	100.00%

(A)	Includes PPP loans of $49 million at September 30, 2021 and $196 million at December 31, 2020.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on federal Call Report codes.  The following portfolio classes have been identified as of September 30, 2021 and December 31, 2020:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2021	Loans	2020	Loans
Primary residential mortgage	$514,271	11.25%	$512,841	11.74%
Home equity lines of credit	42,512	0.93	50,545	1.16
Junior lien loan on residence	3,218	0.07	4,527	0.10
Multifamily property	1,497,683	32.76	1,126,946	25.79
Owner-occupied commercial real estate	239,674	5.24	253,447	5.80
Investment commercial real estate	981,490	21.47	995,613	22.79
Commercial and industrial (A)	916,192	20.04	1,059,399	24.24
Lease financing	308,351	6.74	305,931	7.00
Farmland/agricultural production	4,461	0.10	3,068	0.07
Commercial construction loans	25,862	0.57	12,773	0.29
Consumer and other loans	38,032	0.83	44,483	1.02
Total loans	4,571,746	100.00%	4,369,573	100.00%
Net deferred costs	3,652		2,864
Total loans including net deferred costs	$4,575,398		$4,372,437
(A)	Includes PPP loans of $49 million at September 30, 2021 and $196 million at December 31, 2020.

The following tables present the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance for loan and lease losses (ALLL) as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$2,886	$80	$511,385	$1,995	$514,271	$2,075
Home equity lines of credit	—	—	42,512	119	42,512	119
Junior lien loan on residence	—	—	3,218	7	3,218	7
Multifamily property	—	—	1,497,683	10,568	1,497,683	10,568
Owner-occupied commercial real estate	494	—	239,180	2,293	239,674	2,293
Investment commercial real estate	19,887	7,137	961,603	22,847	981,490	29,984
Commercial and industrial (A)	3,074	—	913,118	16,266	916,192	16,266
Lease financing	—	—	308,351	3,369	308,351	3,369
Farmland/agricultural production	—	—	4,461	58	4,461	58
Commercial construction loans	—	—	25,862	165	25,862	165
Consumer and other loans	—	—	38,032	229	38,032	229
Total ALLL	$26,341	$7,217	$4,545,405	$57,916	$4,571,746	$65,133

(A)	The balance includes PPP loans of $49 million, which had no related reserve as these loans are guaranteed by the SBA.

	December 31, 2020
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$1,490	$3	$511,351	$2,902	$512,841	$2,905
Home equity lines of credit	—	—	50,545	218	50,545	218
Junior lien loan on residence	—	—	4,527	15	4,527	15
Multifamily property	—	—	1,126,946	9,945	1,126,946	9,945
Owner-occupied commercial real estate	807	—	252,640	3,050	253,447	3,050
Investment commercial real estate	4,593	—	991,020	27,713	995,613	27,713
Commercial and industrial (A)	9,314	2,700	1,050,085	16,347	1,059,399	19,047
Lease financing	—	—	305,931	3,936	305,931	3,936
Farmland/agricultural production	—	—	3,068	43	3,068	43
Commercial construction loans	—	—	12,773	158	12,773	158
Consumer and other loans	—	—	44,483	279	44,483	279
Total ALLL	$16,204	$2,703	$4,353,369	$64,606	$4,369,573	$67,309

(A)The balance includes PPP loans of $196 million, which had no related reserve as these loans are guaranteed by the SBA.

Impaired loans include nonaccrual loans of $25.9 million at September 30, 2021 and $11.4 million at December 31, 2020.    Included in impaired loans is a commercial real estate loan with a balance of $19.9 million and specific reserves of $7.1 million at September 30, 2021.  Impaired loans also include performing TDR loans of $416,000 at September 30, 2021 and $201,000 at December 31, 2020.  The allowance allocated to TDR loans totaled $57,000 and $3,000 at September 30, 2021 and December 31, 2020, respectively, of which none was allocated to nonaccrual loans.  All accruing TDR loans were paying in accordance with restructured terms as of September 30, 2021.  The Company has not committed to lend additional amounts as of September 30, 2021 to customers with outstanding loans that are classified as TDR loans.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2021 and December 31, 2020 (The average impaired loans on the following tables represent year to date impaired loans):

	September 30, 2021
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$1,947	$1,750	$—	$1,789
Owner-occupied commercial real estate	521	494	—	564
Commercial and industrial	4,986	3,074	—	3,289
Total loans with no related allowance	$7,454	$5,318	$—	$5,642
With related allowance recorded:
Primary residential mortgage	$1,136	$1,136	$80	$489
Investment commercial real estate	19,887	19,887	7,137	2,210
Total loans with related allowance	$21,023	$21,023	$7,217	$2,699
Total loans individually evaluated for impairment	$28,477	$26,341	$7,217	$8,341

	December 31, 2020
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$1,601	$1,328	$—	$5,544
Owner-occupied commercial real estate	817	807	—	516
Investment commercial real estate	4,593	4,593	—	6,582
Commercial and industrial	7,137	4,314	—	1,677
Total loans with no related allowance	$14,148	$11,042	$—	$14,319
With related allowance recorded:
Primary residential mortgage	$162	$162	$3	$526
Commercial and industrial	5,000	5,000	2,700	4,140
Total loans with related allowance	$5,162	$5,162	$2,703	$4,666
Total loans individually evaluated for impairment	$19,310	$16,204	$2,703	$18,985

Interest income recognized on impaired loans for the quarters ended September 30, 2021 and 2020 was not material.  The Company did not recognize any income on non-accruing impaired loans for the three months and nine months ended September 30, 2021 and 2020.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,495	$—
Owner-occupied commercial real estate	494	—
Investment commercial real estate	19,887
Commercial and industrial	3,049	—
Total	$25,925	$—

	December 31, 2020
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,328	$—
Owner-occupied commercial real estate	807	—
Commercial and industrial	9,275	—
Total	$11,410	$—

The following tables present the aging of the recorded investment in past due loans as of September 30, 2021 and December 31, 2020 by class of loans, excluding nonaccrual loans:

	September 30, 2021
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$997	$—	$—	$997
Home equity lines of credit	114	—	—	114
Commercial and industrial	17	65	—	82
Total	$1,128	$65	$—	$1,193

	December 31, 2020
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,900	$141	$—	$3,041
Home equity lines of credit	181	—	—	181
Junior lien loan on residence	—	25	—	25
Multifamily property	—	269	—	269
Owner-occupied commercial real estate	268	—	—	268
Commercial and industrial	497	772	—	1,269
Total	$3,846	$1,207	$—	$5,053

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

As of September 30, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$507,378	$325	$6,568	$—
Home equity lines of credit	42,047	—	465	—
Junior lien loan on residence	3,200	—	18	—
Multifamily property	1,484,408	12,933	342	—
Owner-occupied commercial real estate	229,482	9,441	751	—
Investment commercial real estate	882,526	79,077	19,887	—
Commercial and industrial	878,203	14,083	23,906	—
Lease financing	308,351	—	—	—
Farmland/agricultural production	4,461	—	—	—
Commercial construction loans	25,786	76	—	—
Consumer and other loans	38,032	—	—	—
Total	$4,403,874	$115,935	$51,937	$—

As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$504,795	$1,398	$6,648	$—
Home equity lines of credit	50,068	—	477	—
Junior lien loan on residence	4,483	—	44	—
Multifamily property	1,121,145	5,441	360	—
Owner-occupied commercial real estate	240,638	10,417	2,392	—
Investment commercial real estate	893,115	91,162	11,336	—
Commercial and industrial	989,281	53,604	16,514	—
Lease financing	305,931	—	—	—
Farmland/agricultural production	3,068	—	—	—
Commercial construction loans	12,692	81	—	—
Consumer and other loans	44,483	—	—	—
Total	$4,169,699	$162,103	$37,771	$—

At September 30, 2021, $26.3 million of substandard loans were also considered impaired, compared to $16.2 million at December 31, 2020. The increase in substandard loans was primarily due to the downgrade of one commercial real estate loan with a balance of $19.9 million at September 30, 2021.

The activity in the allowance for loan and lease losses for the three months ended September 30, 2021 is summarized below:

	July 1,				September 30,
	2021				2021
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,167	$—	$—	$(92)	$2,075
Home equity lines of credit	123	—	—	(4)	119
Junior lien loan on residence	8	—	—	(1)	7
Multifamily property	10,615	—	—	(47)	10,568
Owner-occupied commercial real estate	2,447	—	—	(154)	2,293
Investment commercial real estate	27,886	—	—	2,098	29,984
Commercial and industrial	16,565	(19)	50	(330)	16,266
Lease financing	3,275	—	—	94	3,369
Farmland/agricultural production	43	—	—	15	58
Commercial construction loans	159	—	—	6	165
Consumer and other loans	217	(4)	1	15	229
Total ALLL	$63,505	$(23)	$51	$1,600	$65,133

The activity in the allowance for loan and lease losses for the three months ended September 30, 2020 is summarized below:

	July 1,				September 30,
	2020				2020
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,074	$—	$217	$(324)	$2,967
Home equity lines of credit	244	—	3	(27)	220
Junior lien loan on residence	20	—	—	(2)	18
Multifamily property	9,662	—	—	1,002	10,664
Owner-occupied commercial real estate	3,177	—	—	(166)	3,011
Investment commercial real estate	29,866	(5,132)	—	4,432	29,166
Commercial and industrial	16,218	(164)	6	112	16,172
Lease financing	3,349	—	—	124	3,473
Farmland/agricultural production	38	—	—	(23)	15
Commercial construction loans	49	—	—	28	77
Consumer and other loans	368	(2)	2	(6)	362
Total ALLL	$66,065	$(5,298)	$228	$5,150	$66,145

The activity in the allowance for loan and lease losses for the nine months ended September 30, 2021 is summarized below:

	January 1,				September 30,
	2021				2021
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,905	$(12)	$—	$(818)	$2,075
Home equity lines of credit	218	—	85	(184)	119
Junior lien loan on residence	15	—	—	(8)	7
Multifamily property	9,945	—	—	623	10,568
Owner-occupied commercial real estate	3,050	—	—	(757)	2,293
Investment commercial real estate	27,713	—	—	2,271	29,984
Commercial and industrial	19,047	(5,019)	60	2,178	16,266
Lease financing	3,936	—	—	(567)	3,369
Farmland/agricultural production	43	—	—	15	58
Commercial construction loans	158	—	—	7	165
Consumer and other loans	279	(24)	9	(35)	229
Total ALLL	$67,309	$(5,055)	$154	$2,725	$65,133

The activity in the allowance for loan and lease losses for the nine months ended September 30, 2020 is summarized below:

	January 1,				September 30,
	2020				2020
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,090	$—	$330	$547	$2,967
Home equity lines of credit	128	—	8	84	220
Junior lien loan on residence	13	—	—	5	18
Multifamily property	6,037	—	—	4,627	10,664
Owner-occupied commercial real estate	2,064	—	—	947	3,011
Investment commercial real estate	15,988	(5,532)	31	18,679	29,166
Commercial and industrial	14,353	(2,418)	11	4,226	16,172
Lease financing	2,642	—	—	831	3,473
Farmland/agricultural production	38	—	—	(23)	15
Commercial construction loans	27	—	—	50	77
Consumer and other loans	296	(15)	4	77	362
Total ALLL	$43,676	$(7,965)	$384	$30,050	$66,145

Loan Modifications:

The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. The revised CARES Act extended TDR relief to loan modifications through January 1, 2022.  This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40.

As of September 30, 2021, the Bank had modified 542 loans with a balance of $947.0 million resulting in the deferral of principal and/or interest.  The table below summarizes the deferrals as of September 30, 2021.  All of these loans were performing in accordance with their terms prior to modification and are in conformance with the CARES Act.  Included in the table below is one investment commercial real estate loan related to our back-to-back swap program totaling $19.9 million. Details with respect to loan modifications are as follows:

		Post-Modification
		Outstanding
	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	3	$530
Investment commercial real estate	1	19,887
Commercial and industrial	4	12,657
Total	8	$33,074

The future performance of these loans, specifically beyond the term of the deferral, is uncertain, with the exception of one investment commercial real estate loan of $19.9 million for which the Company individually evaluated for impairment and recorded a specific reserve at September 30, 2021.

Troubled Debt Restructurings:

The Company has allocated $57,000 and $3,000 of specific reserves on TDRs as of September 30, 2021 and December 31, 2020, respectively.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The following table presents loans by class modified as TDRs during the three-month period ended September 30, 2021:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	2	$455	$455
Total	2	$455	$455

There were no loans modified as TDRs during the three-month period ended September 30, 2020.

The following table presents loans by class modified as TDRs during the nine-month period ended September 30, 2021:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	3	$1,277	$1,277
Commercial and industrial	1	2,194	2,194
Total	4	$3,471	$3,471

The following table presents loans by class modified as TDRs during the nine-month period ended September 30, 2020:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	2	$388	$388
Commercial and industrial	1	39	39
Total	3	$427	$427

The identification of the TDRs did not have a significant impact on the allowance for loan and lease losses.

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at September 30, 2021:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	1	$221	$221
Total	1	$221	$221

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

4.  DEPOSITS

Certificates of deposit, over $250,000, totaled $149.2 million and $186.3 million at September 30, 2021 and December 31, 2020, respectively.  These totals excluded brokered certificates of deposit.

The following table sets forth the details of total deposits as of September 30, 2021 and December 31, 2020:

	September 30,		December 31,
	2021		2020
(Dollars in thousands)
Noninterest-bearing demand deposits	$986,765	18.36%	$833,500	17.30%
Interest-bearing checking (1)	2,355,892	43.82	1,849,254	38.38
Savings	168,831	3.14	130,731	2.71
Money market	1,287,686	23.95	1,298,885	26.96
Certificates of deposit - retail	426,981	7.94	530,222	11.00
Certificates of deposit - listing service	31,382	0.58	32,128	0.67
Subtotal deposits	5,257,537	97.79	4,674,720	97.02
Interest-bearing demand - Brokered	85,000	1.58	110,000	2.28
Certificates of deposit - Brokered	33,804	0.63	33,764	0.70
Total deposits	$5,376,341	100.00%	$4,818,484	100.00%

(1)

Interest-bearing checking includes $748.7 million at September 30, 2021 and $652.5 million at December 31, 2020 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of September 30, 2021 are as follows:

(In thousands)
2021	$135,488
2022	273,758
2023	16,775
2024	30,259
2025	28,686
Over 5 Years	7,201
Total	$492,167

5.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

There were no overnight borrowings with the FHLB as of September 30, 2021 or December 31, 2020.  At September 30, 2021, unused short-term overnight borrowing commitments totaled $1.9 billion from the FHLB, $22.0 million from correspondent banks and $1.1 billion at the Federal Reserve Bank of New York.

The Company had $48.5 million in borrowings from the Federal Reserve’s Paycheck Protection Plan Lending Facility (the “PPPLF”), as of September 30, 2021 as compared to $177.1 million at December 31, 2020.  The borrowings have a rate of 0.35 percent, primarily all of which have a two-year maturity.  The Company utilized the PPPLF to fund PPP loan production during the second quarter of 2020.  The borrowings are fully pledged by PPP loans as of September 30, 2021.

During the quarter ended June 30, 2021, the Company terminated an interest rate swap with a notional amount of $15.0 million that was tied to a one-month FHLB advance totaling $15.0 million.

The Company prepaid $105.0 million of FHLB advances resulting in a prepayment penalty of $4.8 million during 2020. The repayment of the FHLB advances was expected to provide a benefit to interest expense greater than the prepayment penalty over the remaining life of the advances.

6.  BUSINESS SEGMENTS

The Company assesses its results among two operating segments, Banking and Peapack Private. Management uses certain methodologies to allocate income and expense to the business segments. A funds transfer pricing methodology is used to assign interest income and interest expense.  Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown. The Banking segment’s effective tax rate for the three and nine months ended September 30, 2020 was affected by a $3.3 million income tax benefit recorded during the first quarter of 2020. For additional information related to this income tax benefit refer to the Income Taxes section of Management’s Discussion and Analysis.

Banking

The Banking segment includes: commercial (includes C&I and equipment finance), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support and sales.

Peapack Private

Peapack Private, which includes PGB Trust & Investments of Delaware and Murphy Capital, consists of: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30, 2021
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$33,780	$1,431	$35,211
Noninterest income	3,476	14,305	17,781
Total income	37,256	15,736	52,992

Provision for loan and lease losses	1,600	—	1,600
Compensation and benefits	13,079	6,780	19,859
Premises and equipment expense	3,861	598	4,459
FDIC expense	555	—	555
Other operating expense	4,657	2,655	7,312
Total operating expense	23,752	10,033	33,785
Income before income tax expense	13,504	5,703	19,207
Income tax expense	3,556	1,480	5,036
Net income	$9,948	$4,223	$14,171

	Three Months Ended September 30, 2020
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$30,557	$1,592	$32,149
Noninterest income	9,451	10,760	20,211
Total income	40,008	12,352	52,360

Provision for loan and lease losses	5,150	—	5,150
Compensation and employee benefits	13,258	5,944	19,202
Premises and equipment expense	3,527	582	4,109
FDIC insurance expense	605	—	605
Other operating expense	2,231	2,314	4,545
Total operating expense	24,771	8,840	33,611
Income before income tax expense	15,237	3,512	18,749
Income tax expense	4,254	948	5,202
Net income	$10,983	$2,564	$13,547

	Nine Months Ended September 30, 2021
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$96,405	$4,444	$100,849
Noninterest income	12,810	40,469	53,279
Total income	109,215	44,913	154,128

Provision for loan and lease losses	2,725	—	2,725
Compensation and employee benefits	43,876	17,883	61,759
Premises and equipment expense	10,950	1,696	12,646
FDIC insurance expense	1,669	—	1,669
Other operating expense	10,865	7,524	18,389
Total operating expense	70,085	27,103	97,188
Income before income tax expense	39,130	17,810	56,940
Income tax expense	10,436	4,737	15,173
Net income	$28,694	$13,073	$41,767

Total assets at period end	$6,144,190	$96,095	$6,240,285

	Nine Months Ended September 30, 2020
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$91,419	$4,448	$95,867
Noninterest income	16,036	31,318	47,354
Total income	107,455	35,766	143,221

Provision for loan and lease losses	30,050	—	30,050
Compensation and employee benefits	40,239	17,375	57,614
Premises and equipment expense	10,435	1,753	12,188
FDIC insurance expense	1,310	—	1,310
Other operating expense	7,889	6,709	14,598
Total operating expense	89,923	25,837	115,760
Income before income tax (benefit)/expense	17,532	9,929	27,461
Income tax (benefit)/expense	1,618	2,681	4,299
Net income	$15,914	$7,248	$23,162

Total assets at period end	$5,878,481	$79,626	$5,958,107

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

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan and lease losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Impaired loans may, in some cases, also be measured by the discounted cash flow methodology where payments are anticipated. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO") are measured at fair value, less estimated costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of September 30, 2021.

The following table summarizes, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$274,433	$—	$274,433	$—
Mortgage-backed securities-residential	515,131	—	515,131	—
SBA pool securities	42,930	—	42,930	—
State and political subdivisions	5,750	—	5,750	—
Corporate bond	5,535	—	5,535	—
CRA investment fund	14,824	14,824	—	—
Loans held for sale, at fair value	3,013	—	3,013	—
Derivatives:
Loan level swaps	43,133	—	43,133	—
Total	$904,749	$14,824	$889,925	$—

Liabilities:
Derivatives:
Cash flow hedges	$5,267	$—	$5,267	$—
Loan level swaps	44,483	—	44,483	—
Total	$49,750	$—	$49,750	$—

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

The Company has elected the fair value option for certain loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2021 and December 31, 2020.

The following tables present residential loans held for sale, at fair value at the dates indicated:

(In thousands)	September 30, 2021	December 31, 2020
Residential loans contractual balance	$2,960	$13,295
Fair value adjustment	53	293
Total fair value of residential loans held for sale	$3,013	$13,588

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2021.

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Primary residential mortgage	$1,057	$—	$—	$1,057
Investment commercial real estate	12,750	—	—	12,750

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Commercial and industrial	$2,300	$—	$—	$2,300

The carrying amounts and estimated fair values of financial instruments at September   30, 2021 are as follows:

		Fair Value Measurements at September 30, 2021 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$616,212	$616,212	$—	$—	$616,212
Securities available for sale	843,779	—	843,779	—	843,779
CRA investment fund	14,824	14,824	—	—	14,824
FHLB and FRB stock	12,950	—	—	—	N/A
Loans held for sale, at fair value	3,013	—	3,013	—	3,013
Loans held for sale, at lower of cost or fair value	17,235	—	18,627	—	18,627
Loans, net of allowance for loan and lease losses	4,510,265	—	—	4,619,193	4,619,193
Accrued interest receivable	22,790	—	2,028	20,762	22,790
Accrued interest receivable loan level swaps (A)	4,688	—	4,688	—	4,688
Loan level swaps	43,133	—	43,133	—	43,133
Financial liabilities
Deposits	$5,376,341	$4,884,174	$495,816	$—	$5,379,990
Paycheck Protection Program Liquidity Facility	48,496	—	48,496	—	48,496
Subordinated debt	132,629	—	—	130,917	130,917
Accrued interest payable	2,157	132	659	1,366	2,157
Accrued interest payable loan level swaps (B)	4,688	—	4,688	—	4,688
Cash flow hedges	5,267	—	5,267	—	5,267
Loan level swap	44,483	—	44,483	—	44,483

(A)	Included in other assets in the Consolidated Statement of Condition.
(B)	Included in accrued expenses and other liabilities in the Consolidated Statement of Condition.

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 are as follows:

		Fair Value Measurements at December 31, 2020 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$653,322	$653,322	$—	$—	$653,322
Securities available for sale	622,689	—	622,689	—	622,689
CRA investment fund	15,117	15,117	—	—	15,117
FHLB and FRB stock	13,709	—	—	—	N/A
Loans held for sale, at fair value	13,588	—	13,588	—	13,588
Loans held for sale, at lower of cost or fair value	18,520	—	19,115	—	19,115
Loans, net of allowance for loan and lease losses	4,305,128	—	—	4,462,243	4,462,243
Accrued interest receivable	22,495	—	1,653	20,842	22,495
Loan level swaps	79,529	—	79,529	—	79,529
Financial liabilities
Deposits	$4,818,484	$4,222,370	$604,036	$—	$4,826,406
Short-term borrowings	15,000	—	15,000	—	15,000
Paycheck Protection Program Liquidity Facility	177,086	—	177,086	—	177,086
Subordinated debt	181,794	—	—	183,348	183,348
Accrued interest payable	1,650	150	1,347	153	1,650
Cash flow hedges	9,616	—	9,616	—	9,616
Loan level swaps	79,529	—	79,529	—	79,529

8.  REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended September 30,
(In thousands)	2021	2020
Service charges on deposits
Overdraft fees	$117	$88
Interchange income	374	319
Other	468	378
Wealth management fees (a)	13,860	10,119
Other (b)	2,962	9,307
Total noninterest other income	$17,781	$20,211

	For the Nine Months Ended September 30,
(In thousands)	2021	2020
Service charges on deposits
Overdraft fees	$297	$307
Interchange income	1,061	869
Other	1,343	1,120
Wealth management fees (a)	39,025	30,070
Gains on sales of OREO	51	—
Other (b)	11,502	14,988
Total noninterest other income	$53,279	$47,354

(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2021			2020
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$117	$—	$117	$88	$—	$88
Interchange income	374	—	374	319	—	319
Other	468	—	468	378	—	378
Wealth management fees (a)	—	13,860	13,860	—	10,119	10,119
Other (b)	2,517	445	2,962	8,666	641	9,307
Total noninterest income	$3,476	$14,305	$17,781	$9,451	$10,760	$20,211

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2021			2020
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$297	$—	$297	$307	$—	$307
Interchange income	1,061	—	1,061	869	—	869
Other	1,343	—	1,343	1,120	—	1,120
Wealth management fees (a)	—	39,025	39,025	—	30,070	30,070
Gains on sales of OREO	51	—	51	—	—	—
Other (b)	10,058	1,444	11,502	13,740	1,248	14,988
Total noninterest income	$12,810	$40,469	$53,279	$16,036	$31,318	$47,354

(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

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

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income for the third quarter of 2021 by $34,000 compared to $31,000 for the same quarter in 2020. Cardholder rewards reduced interchange income by $95,000 and $86,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Investment brokerage fees (net):  The Company earns fees from investment brokerage services provided to its customers by a third-party service provider.  The Company receives commissions from the third-party service provider twice a month based upon customer activity for the month.  The fees are recognized monthly, and a receivable is recorded until commissions are generally paid by the 15th of the following month.  Because the Company (i) acts as an agent in arranging the relationship between the customer and the third-party service provider and (ii) does not control the services rendered to the customers, investment brokerage fees are presented net of related costs.

Gains/(losses) on sales of OREO:  The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present.    The Company recorded a gain on the sale of OREO of $51,000 for nine months ended September 30, 2021.

Other:  All of the other income items are outside the scope of ASC 606.

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Professional and legal fees	$1,565	$1,079	$4,007	$3,095
Telephone	342	370	988	1,089
Advertising	386	226	1,004	1,294
Amortization of intangible assets	431	321	1,167	966
Branch restructure	—	—	228	278
Write-off of subordinated debt costs	—	—	648	—
Other operating expenses	3,238	2,549	8,997	7,876
Total other operating expenses	$5,962	$4,545	$17,039	$14,598

10.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended September 30, 2021 and 2020:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2021	Reclassifications	Income/(Loss)	2021	2021
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(956)	$(4,293)	$—	$(4,293)	$(5,249)

Gain/(loss) on cash flow hedges	(4,459)	673	—	673	(3,786)

Accumulated other comprehensive gain/(loss), net of tax	$(5,415)	$(3,620)	$—	$(3,620)	$(9,035)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2020	Reclassifications	Income/(Loss)	2020	2020
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$6,935	$(777)	$—	$(777)	$6,158

Gain/(loss) on cash flow hedges	(8,931)	1,030	(4)	1,026	(7,905)

Accumulated other comprehensive gain/(loss), net of tax	$(1,996)	$253	$(4)	$249	$(1,747)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
(In thousands)	2021	2020	Affected Line Item in Income Statement
Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$—	$(5)	Interest expense
Reclassification adjustment for losses on termination of swaps included in net income	—	—	Other income
Tax effect	—	1	Income tax expense
Total reclassifications, net of tax	$—	$(4)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the nine months ended September 30, 2021 and 2020

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2021	Reclassifications	Income/(Loss)	2021	2021
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$5,521	$(10,770)	$—	$(10,770)	$(5,249)

Gain/(loss) on cash flow hedges	(6,913)	2,521	606	3,127	(3,786)

Accumulated other comprehensive gain/(loss), net of tax	$(1,392)	$(8,249)	$606	$(7,643)	$(9,035)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2020	Reclassifications	Income/(Loss)	2020	2020
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$1,006	$5,152	$—	$5,152	$6,158

Gain/(loss) on cash flow hedges	(2,501)	(5,341)	(63)	(5,404)	(7,905)

Accumulated other comprehensive gain/(loss), net of tax	$(1,495)	$(189)	$(63)	$(252)	$(1,747)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020	Affected Line Item in Income
Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$—	$(85)	Interest expense
Reclassification adjustment for losses on termination of swaps included in net income	842	—	Other income
Tax effect	(236)	22	Income tax expense
Total reclassifications, net of tax	$606	$(63)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $230.0 million as of September 30, 2021 and $270.0 million as of December 31, 2020 were designated as cash flow hedges of certain interest-bearing deposits.   On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of September 30, 2021, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of September 30, 2021 and December 31, 2020:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Notional amount	$230,000	$270,000
Weighted average pay rate	1.99%	1.93%
Weighted average receive rate	0.21%	0.22%
Weighted average maturity	1.29 years	2.02 years
Unrealized loss, net	$(5,267)	$(9,616)

Number of contracts	11	13

Net interest expense recorded on these swap transactions totaled $1.0 million and $3.3 million for the three and nine months ended September 30, 2021, respectively.  Net interest expense recorded on these swap transactions totaled $1.1 million and $2.4 million for the three months and nine months ended September 30, 2020, respectively.

Cash Flow Hedges

The following table presents the net gain/(loss) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three months and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$673	$1,026	$3,127	$(5,404)
Gain/(loss) reclassified from other comprehensive income to interest expense	—	(4)	—	(63)
Gain/(loss) recognized in other noninterest income	—	—	(842)	—

During the first quarter of 2020, the Company recognized an unrealized after-tax gain of $26,000 in accumulated other comprehensive income/(loss) related to the termination of three interest rate swaps designated as cash flow hedges.  During the second quarter of 2019, the Company recognized an unrealized after-tax gain of $189,000 in accumulated other comprehensive income/(loss) related to the termination of four interest rate swaps designated as cash flow hedges.  These gains were amortized into earnings over the remaining life of the terminated swaps and completed amortization as of December 31, 2020.  The Company did not recognize pre-tax interest income for the three and nine months ended September 30, 2021 related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges. The Company recognized pre-tax interest income of $5,000 and $85,000 for the three and nine months ended September 30, 2020 related to the amortization of the gain on the terminated interest rate swaps designated as cash flow hedges.

During the second quarter of 2021, the Bank terminated interest rate swaps with a notional amount of $40.0 million. The interest rate swaps were designated as cash flow hedges in which the Bank received a variable payment from our counterparty in exchange for making fixed-rate payments over the life of the swap agreements.  Due to increased liquidity levels, management made the decision to pay off certain interest-bearing deposit liabilities that were being hedged.  These liabilities will not be replaced; therefore, it will no longer be probable that the original forecasted transactions subject to the cash flow hedges will occur.  As a result, the pre-tax loss on the termination of the interest rate swaps of $842,000 was recorded in the income statement for the nine months ended September 30, 2021.

	September 30, 2021
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$(5,267)
Total included in other assets	—	—
Total included in other liabilities	230,000	(5,267)

	December 31, 2020
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$270,000	$(9,616)
Total included in other assets	—	—
Total included in other liabilities	270,000	(9,616)

Derivatives Not Designated as Accounting Hedges:  The Company offers facility specific/loan level swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution/swap counterparty (loan level / back-to-back swap program).  The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”).  The notional amount of the swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts.  The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The Company recorded a swap valuation provision of $1.4 million related to a commercial real estate loan placed on non-accrual status during the third quarter of 2021.  The accrued interest receivable and payable of $4.7 million related to our swaps is recorded in other assets and other liabilities as of September 30, 2021.

Information about these swaps is as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Notional amount	$730,966	$823,134
Fair value (A)	$47,821	$79,529
Weighted average pay rates	3.98%	4.02%
Weighted average receive rates	1.81%	1.91%
Weighted average maturity	5.8 years	6.5 years

Number of contracts	87	95

(A)	The September 30, 2021 amount includes the fair value of the loan level swap asset of $43.1 million plus accrued interest receivable of $4.7 million on back-to-back swap loans.

12.  SUBORDINATED DEBT

In June 2016, the Company issued $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2016 Notes”) to certain institutional investors. The 2016 Notes were non-callable for five years, had a stated maturity of June 30, 2026, and bore interest at a fixed rate of 6.0 percent per year until June 30, 2021. From June 30, 2021 to the maturity date or early redemption date, the interest rate reset quarterly to a level equal to the then current three-month London Interbank Offered Rate (“LIBOR”) rate plus 485 basis points, payable quarterly in arrears. During the second quarter of 2021, the Company used a portion of the proceeds from the December 2020 subordinated debt issuance to redeem the $50.0 million June 2016 issuance.  The remaining net issuance costs of $648,000 were written-off during the quarter ended June 30, 2021.

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

Approximately $29.1 million of the net proceeds from the sale of the 2017 Notes were contributed by the Company to the Bank in the fourth quarter of 2017.  The remaining funds (approximately $5 million), representing three years of interest payments, were retained by the Company.

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

The Company may use the proceeds from the issuance of the 2020 Notes for stock repurchases, acquisitions of wealth management firms, as well as other general corporate purposes.

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

13. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of September 30, 2021, the Company's operating lease ROU asset and operating lease liability totaled $10.3 million and $10.6 million, respectively. As of December 31, 2020, the Company's operating lease ROU asset and operating lease liability totaled $9.4 million and $9.7 million, respectively.  A weighted average discount rate of 2.82 percent and 3.11 percent was used in the measurement of the ROU asset and lease liability as of September 30, 2021 and December 31, 2020, respectively.

The Company's leases have remaining lease terms between two months to 15 years, with a weighted average lease term of 6.31 years at September 30, 2021. The Company's leases had remaining lease terms between one month to 16 years, with a weighted average lease term of 6.01 years, at December 31, 2020. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $697,000 and $789,000 for the three months ended September 30, 2021 and 2020, respectively.  The variable lease costs were $75,000 and $82,000 for the three months ended September 30, 2021 and 2020, respectively.

Total operating lease costs were $2.1 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively.  The variable lease costs were $242,000 and $259,000 for the nine months ended September 30, 2021 and 2020, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of September 30, 2021:

(In thousands)
2021	$691
2022	2,560
2023	2,163
2024	1,719
2025	1,463
Thereafter	3,151
Total lease payments	11,747
Less: imputed interest	1,103
Total present value of lease payments	$10,644

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
(In thousands)	2021	2020
Right-of-use asset obtained in exchange for lease obligation	$2,772	$455
Operating cash flows from operating leases	1,844	2,139
Operating cash flows from direct finance leases	229	261
Financing cash flows from direct finance leases	561	561

14. ACCOUNTING PRONOUNCEMENTS

On June 16, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (“CECL”) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, and certain other contracts.  The largest impact will be on lenders and the “allowance for loan and lease losses” (“ALLL”).  This ASU will be effective for “public business entities” (“PBEs”) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has elected to delay the adoption of ASU 2016-13, as approved by the CARES Act, until January 1, 2022. The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio. The Company is also currently evaluating the impact the CECL model will have on our accounting and allowance for loans losses. The Company has selected a third-party firm to assist in the development of a CECL model to assist in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company has also engaged a third-party firm to perform a model validation of our CECL model. The Company is also in the process of updating its policies and internal controls accordingly. The Company expects to recognize a one-time cumulative-effect adjustment to our ALLL as of January 1, 2022, consistent with regulatory expectations set forth in interagency guidance. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our consolidated financial condition or results of operations.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. This ASU removes the following exceptions: exception to the incremental approach for intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items; exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment; exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary; and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. This ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this ASU can be adopted immediately and are effective through December 31, 2020.  The Company is evaluating alternative reference rates including the Secured Overnight Financing Rate (“SOFR”) in preparation for a rate index replacement and the adoption of this ASU.

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

•	the impact of anticipated higher operating expenses in 2021 and beyond;
•	our inability to successfully integrate wealth management firm acquisitions;
•	our inability to manage our growth;
•	our inability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•	declines in the value in our investment portfolio;
•	the impact of a pandemic event on our business, operations, customers, allowance for loan losses and capital levels;
•	higher than expected increases in our allowance for loan and lease losses;
•	higher than expected increases in loan and lease losses or in the level of delinquent, nonperforming, classified and criticized loans;
•	changes in interest rates;
•	decline in real estate values within our market areas;
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2020 contains a summary of the Company’s significant accounting policies.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended September 30, 2021 and 2020.

	For the Three Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2021	2020	2021 vs 2020
Results of Operations:
Net interest income	$35,211	$32,149	$3,062
Provision for loan and lease losses	1,600	5,150	(3,550)
Net interest income after provision for loan and lease losses	33,611	26,999	6,612
Wealth management fee income (1)	13,860	10,119	3,741
Other income (2)	3,921	10,092	(6,171)
Operating expense (3)	32,185	28,461	3,724
Income before income tax expense	19,207	18,749	458
Income tax expense	5,036	5,202	(166)
Net income	$14,171	$13,547	$624

Total revenue (4)	$52,992	$52,360	$632

Diluted average shares outstanding	19,273,831	19,132,650	141,181

Diluted earnings per share	$0.74	$0.71	$0.03

Return on average assets annualized (ROAA)	0.95%	0.89%	0.06%
Return on average equity annualized (ROAE)	10.40	10.53	(0.13)

(1)

The September 2021 quarter included a full quarter of wealth management fee income and expense related to the December hires of the teams from Lucas and Noyes and the July acquisition of Princeton Portfolio Strategies Group (“PPSG”).

(2)	The quarter ended September 30, 2020 included a gain on sale of $7.4 million on the sale of $355 million of PPP loans.
(3)	The September 2021 quarter included $1.4 million related to a swap valuation allowance.
(4)	Total revenue equals net interest income plus wealth management fee income and other income.

The following table presents certain key aspects of our performance for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2021	2020	2021 vs 2020
Results of Operations:
Net interest income	$100,849	$95,867	$4,982
Provision for loan and lease losses (1)	2,725	30,050	(27,325)
Net interest income after provision for loan and lease losses	98,124	65,817	32,307
Wealth management fee income (2)	39,025	30,070	8,955
Other income (3)	14,254	17,284	(3,030)
Operating expense (4)	94,463	85,710	8,753
Income before income tax expense	56,940	27,461	29,479
Income tax expense (5)	15,173	4,299	10,874
Net income	$41,767	$23,162	$18,605

Total revenue (6)	$154,128	$143,221	$10,907

Diluted average shares outstanding	19,390,522	19,052,605	337,917

Diluted earnings per share	$2.15	$1.22	$0.93

Return on average assets annualized (ROAA)	0.94%	0.54%	0.40%
Return on average equity annualized (ROAE)	10.43	6.07	4.36

(1)	The 2020 nine months included a provision for loan and lease losses of $30.1 million, primarily due to the environment at that time created by the COVID-19 pandemic.
(2)

The 2021 nine months included nine months of wealth management fee income and expense related to the December hires of the teams from Lucas and Noyes and three months of wealth management fee income and expense related to the July acquisition of PPSG.

(3)

The 2021 nine months included: a cost of $842,000 related to the termination of interest rate swaps; a $1.4 million gain on loans held at lower of cost or fair value; $722,000 of fee income related to the referral of PPP loans to a third party; and $455,000 of additional BOLI income related to receipt of life insurance proceeds.  The 2020 nine months included a $7.4 million gain on the sale of $355 million of PPP loans.

(4)

The 2021 nine months included: $1.5 million of severance expense related to certain corporate restructuring within several areas of the Bank; $648,000 of expense related to the redemption of subordinated debt; and $1.4 million related to a swap valuation allowance.

(5)	The 2020 nine months included a $3.2 million tax benefit related to the carryback of tax NOLs to prior years when the federal tax rate was 14 percent higher.
(6)	Total revenue equals net interest income plus wealth management fee income and other income

	September 30,	December 31,	Change
	2021	2020	2021 vs 2020
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	15.12%	17.67%	(2.55)%
Tier I leverage ratio	8.56	8.53	0.03
Loans to deposits	85.10	90.74	(5.64)
Allowance for loan and lease losses to total loans	1.42	1.54	(0.12)
Allowance for loan and lease losses to nonperforming loans	251.24	589.91	(338.67)
Nonperforming loans to total loans	0.57	0.26	0.31

For the quarter ended September 30, 2021, the Company recorded revenue of $52.99 million, pretax income of $19.21 million, net income of $14.17 million and diluted earnings per share of $0.74, compared to revenue of $52.36 million, pretax income of $18.75 million, net income of $13.55 million and diluted earnings per share of $0.71 for the same three-month period last year. The 2021 quarter included increased net interest income and wealth management income and income from capital markets activities (which includes mortgage banking income, back-to-back swap income, SBA loan income, and corporate advisory fee income), while the 2020 period included a $7.4 million gain on sale of $355 million of PPP loans. The 2021 quarter also included a significantly reduced provision for loan losses when compared to the same quarter last year partially offset by increased operating expenses (due in part to the wealth management acquisitions in December 2020 and July 2021) and a $1.40 million swap valuation allowance).  The 2021 quarter included a $1.60 million provision while the 2020 quarter included a $5.15 million provision, which was due to the economic environment at that time created by the COVID-19 pandemic, which led to increased qualitative loss factors when calculating the allowance for loan losses.  Fee income generated by capital markets activities totaled $2.06 million for the third quarter of 2021, an increase of $950,000 from $1.11 million for the same period in 2020. Income from these programs are not linear each quarter, as some quarters will be higher than others.

The Company recorded revenue of $154.13 million, pretax income of $56.94 million, net income of $41.77 million and diluted earnings per share of $2.15 for the nine months ended September 30, 2021 compared to revenue of $143.22 million, pretax income of $27.46 million, net income of $23.16 million and diluted earnings per share of $1.22 for the same 2020 period. The nine months ended September 30, 2021 included increased net interest income and wealth management income and a significantly reduced provision for loan and lease losses partially offset by increased operating expenses (due in part to the wealth management acquisitions in December 2020 and July 2021) and a $1.4 million swap valuation allowance. The decrease in noninterest income was driven by a gain on sale of PPP loans during the nine months ended September 30, 2020 of $7.4 million. The nine months ended September 30, 2021 including a loss on a hedging swap termination partially offset by PPP referral income and income from capital markets activities (which includes mortgage banking income, back-to-back swap income, SBA loan income, and corporate advisory fee income). Fee income generated by capital markets activities totaled $7.10 million for the first nine months of 2021, an increase of $2.07 million from $5.02 million for the same period in 2020, despite a decline in loan level back-to-back swap income of $1.60 million.  Income from these programs are not linear each quarter, as some quarters will be higher than others. The nine months ended September 30, 2020 included a tax benefit of $3.2 million recorded in the first quarter of 2020 caused by the changes in the treatment of tax NOLs under the provisions of the CARES Act.

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

The Company has an Incident Response Team comprised of senior and departmental leaders that meet frequently to monitor and address the ongoing developments and challenges presented by the COVID-19 pandemic. The following represents responses by Management as a result of COVID-19:

•	The Company’s branch offices are open with fully operational lobbies and drive-thru facilities (effective May 2021), ATM access, and on-line banking;
•	Management has leveraged technology to support employees that are working remotely; and
•	Retail client initiatives have been introduced including:
1)	The Company has approved deferral requests under the CARES Act of approximately $947.0 million of which there are only $13 million deferrals as of September 30, 2021;
2)	Waiver of all late fees for April/May/June 2020; and
3)

The Company continued to utilize the PPP to assist both clients and community organizations with funding needs related to the pandemic during 2021. The Company funded $57 million of PPP loans and referred another $124 million directly to a third party for processing and servicing.

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

The following table summarize the Company’s net interest income and margin for the periods indicated:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
(Dollars in thousands)	NII	NIM	NII	NIM
NII/NIM excluding the below	$34,635	2.56%	$30,327	2.45%
Prepayment premiums received on loan paydowns	325	0.02%	104	0.01%
Effect of maintaining excess interest earning cash	(46)	-0.14%	(266)	-0.24%
Effect of PPP loans	297	-0.02%	1,984	-0.02%
NII/NIM as reported	$35,211	2.42%	$32,149	2.20%

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	NII	NIM	NII	NIM
NII/NIM excluding the below	$97,655	2.53%	$91,901	2.51%
Prepayment premiums received on loan paydowns	1,530	0.03%	1,005	0.02%
Effect of maintaining excess interest earning cash	(365)	-0.17%	(1,000)	-0.19%
Effect of PPP loans	2,029	-0.04%	3,961	-0.01%
NII/NIM as reported	$100,849	2.35%	$95,867	2.33%

Net interest income, on a fully tax-equivalent basis, increased $2.9 million for the third quarter of 2021 to $35.4 million as compared to $32.5 million for the same quarter in 2020.  The net interest margin increased 22 basis points to 2.42 percent from 2.20 percent when comparing the three months ended September 30, 2021 and 2020, respectively. The Company recorded net interest income, on a fully tax-equivalent basis, of $101.5 million for the nine months ended September 30, 2021 as compared to $97.2 million for the same 2020 period. The net interest margin was 2.35 percent and 2.33 percent for the nine months ended September 30, 2021 and 2020, respectively, an increase of 2 basis points. As a commercial bank, the Company is asset sensitive with a large portion of its commercial loan portfolio tied to one-month LIBOR. The increase in NIM for the three and nine months ended September 30, 2021 when compared to the same periods in 2020 was due to the Bank strategically lowering its cost of interest-bearing liabilities and a decline in the average balance of lower yielding PPP loans.  For the quarter ended September 30, 2021, NIM also benefitted from the use of some of its excess liquidity to purchase investment securities when compared to the same 2020 period.

Net interest income benefitted from interest and fees from PPP loans of $354,000 and $2.4 million for the three and nine months ended September 30, 2021, respectively, as compared to $2.2 million and $3.2 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the Company had $48.9 million of PPP loans, with net deferred fees of $140,000 that will be amortized to net interest income over the life of the loans, which have a stated maturity of two to five years.  However, these loans may be eligible for loan forgiveness by the SBA at an earlier date, which would accelerate the amortization of the net deferred fees.

Future net interest income is expected to be benefitted by the repricing of the Company’s time certificates of deposit (“CDs”). Over the twelve-month period ending September 30, 2022, nearly $400 million of CDs with an average rate of approximately 0.52 percent will mature.

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	September 30,	September 30,
(In thousands)	2021	2020
Residential mortgage loans originated for portfolio	$36,845	$32,599
Residential mortgage loans originated for sale	24,041	54,521
Total residential mortgage loans	60,886	87,120

Commercial real estate loans	14,944	1,613
Multifamily properties	120,716	1,500
C&I loans (A) (B)	143,121	118,048
Small business administration	11,570	4,962
Wealth Lines of Credit (A)	10,020	2,000
Total commercial loans	300,371	128,123

Installment loans	178	253
Home equity lines of credit (A)	2,535	4,759
Total loans closed	$363,970	$220,255

	For the Nine Months Ended
	September 30,	September 30,
(In thousands)	2021	2020
Residential mortgage loans originated for portfolio	$89,742	$66,057
Residential mortgage loans originated for sale	95,346	110,973
Total residential mortgage loans	185,088	177,030

Commercial real estate loans	65,550	11,219
Multifamily properties	461,545	75,458
C&I loans (A) (B)	413,547	260,250
Small business administration (C)	86,276	614,443
Wealth Lines of Credit (A)	15,695	5,750
Total commercial loans	1,042,613	967,120

Installment loans	266	1,459
Home equity lines of credit (A)	8,574	12,671
Total loans closed	$1,236,541	$1,158,280
(A)	Includes loans and lines of credit that closed in the period but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

(C) Includes PPP loans of $57 million and $596 million for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, December 31, 2020 and September 30, 2020, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	September 30,	December 31,	September 30,
	2021	2020	2020
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	230%	188%	195%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	154	168	176

Total CRE concentration	384%	356%	371%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	September 30, 2021			September 30, 2020
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$820,574	$2,824	1.38%	$553,607	$2,182	1.58%
Tax-exempt (1) (2)	6,035	64	4.24	9,127	116	5.08
Loans (2) (3):
Residential mortgages	503,621	3,779	3.00	529,500	4,437	3.35
Commercial mortgages	2,133,259	16,114	3.02	1,929,319	15,115	3.13
Commercial	1,826,368	16,553	3.63	2,134,399	17,653	3.31
Commercial construction	24,596	198	3.22	4,395	55	5.01
Installment	32,219	245	3.04	52,659	377	2.86
Home equity	43,182	357	3.31	53,373	444	3.33
Other	252	5	7.94	283	7	9.89
Total loans	4,563,497	37,251	3.27	4,703,928	38,088	3.24
Federal funds sold	—	—	—	102	—	0.25
Interest-earning deposits	413,623	142	0.14	652,832	159	0.10
Total interest-earning assets	5,803,729	40,281	2.78%	5,919,596	40,545	2.74%
Noninterest-earning assets:
Cash and due from banks	8,592			7,479
Allowance for loan and lease losses	(64,100)			(68,110)
Premises and equipment	23,311			21,511
Other assets	201,287			242,017
Total noninterest-earning assets	169,090			202,897
Total assets	$5,972,819			$6,122,493
LIABILITIES:
Interest-bearing deposits:
Checking	$2,098,827	$1,177	0.22%	$1,828,780	$1,130	0.25%
Money markets	1,257,760	683	0.22	1,235,040	920	0.30
Savings	152,759	20	0.05	125,016	16	0.05
Certificates of deposit - retail	461,917	836	0.72	642,732	2,529	1.57
Subtotal interest-bearing deposits	3,971,263	2,716	0.27	3,831,568	4,595	0.48
Interest-bearing demand - brokered	85,000	385	1.81	130,000	636	1.96
Certificates of deposit - brokered	33,796	266	3.15	33,742	267	3.17
Total interest-bearing deposits	4,090,059	3,367	0.33	3,995,310	5,498	0.55
FHLB advances and borrowings	64,332	57	0.35	475,465	1,221	1.03
Finance lease liabilities	6,147	74	4.82	7,054	84	4.76
Subordinated debt	132,588	1,358	4.10	83,552	1,222	5.85
Total interest-bearing liabilities	4,293,126	4,856	0.45%	4,561,381	8,025	0.70%
Noninterest-bearing liabilities:
Demand deposits	997,450			872,560
Accrued expenses and other liabilities	137,387			173,816
Total noninterest-bearing liabilities	1,134,837			1,046,376
Shareholders’ equity	544,856			514,736
Total liabilities and shareholders’ equity	$5,972,819			$6,122,493
Net interest income (tax-equivalent basis)		$35,425			$32,520
Net interest spread			2.33%			2.04%
Net interest margin (4)			2.42%			2.20%
Tax equivalent adjustment		$(214)			$(371)
Net interest income		$35,211			$32,149
(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Nine Months Ended

	September 30, 2021			September 30, 2020
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$822,262	$8,473	1.37%	$467,881	$6,749	1.92%
Tax-exempt (1) (2)	6,961	243	4.65	9,930	376	5.05
Loans (2) (3):
Residential mortgages	501,276	11,559	3.07	531,563	13,510	3.39
Commercial mortgages	1,972,723	45,590	3.08	1,989,256	49,745	3.33
Commercial	1,900,231	49,992	3.51	1,977,597	54,450	3.67
Commercial construction	20,418	516	3.37	4,440	187	5.62
Installment	34,724	777	2.98	53,165	1,212	3.04
Home equity	45,672	1,133	3.31	54,627	1,512	3.69
Other	239	15	8.37	321	23	9.55
Total loans	4,475,283	109,582	3.26	4,610,969	120,639	3.49
Federal funds sold	64	—	0.13	102	—	0.25
Interest-earning deposits	465,287	367	0.11	468,064	820	0.23
Total interest-earning assets	5,769,857	118,665	2.74%	5,556,946	128,584	3.09%
Noninterest-earning assets:
Cash and due from banks	10,018			6,149
Allowance for loan and lease losses	(67,592)			(58,896)
Premises and equipment	23,087			21,373
Other assets	203,344			212,716
Total noninterest-earning assets	168,857			181,342
Total assets	$5,938,714			$5,738,288
LIABILITIES:
Interest-bearing deposits:
Checking	$1,996,663	$3,099	0.21%	$1,706,558	$6,219	0.49%
Money markets	1,250,933	2,204	0.23	1,211,720	5,374	0.59
Savings	140,066	55	0.05	118,291	47	0.05
Certificates of deposit - retail	494,255	3,333	0.90	672,308	9,370	1.86
Subtotal interest-bearing deposits	3,881,917	8,691	0.30	3,708,877	21,010	0.76
Interest-bearing demand - brokered	100,110	1,334	1.78	153,358	2,259	1.96
Certificates of deposit - brokered	33,783	791	3.12	33,729	794	3.14
Total interest-bearing deposits	4,015,810	10,816	0.36	3,895,964	24,063	0.82
FHLB advances and borrowings	138,448	448	0.43	330,324	3,360	1.36
Finance lease liabilities	6,376	229	4.79	7,266	261	4.79
Subordinated debt	165,053	5,650	4.56	83,496	3,667	5.86
Total interest-bearing liabilities	4,325,687	17,143	0.53%	4,317,050	31,351	0.97%
Noninterest-bearing liabilities:
Demand deposits	932,088			763,414
Accrued expenses and other liabilities	143,045			149,187
Total noninterest-bearing liabilities	1,075,133			912,601
Shareholders’ equity	533,894			508,637
Total liabilities and shareholders’ equity	$5,934,714			$5,738,288
Net interest income (tax-equivalent basis)		$101,522			$97,233
Net interest spread			2.21%			2.12%
Net interest margin (4)			2.35%			2.33%
Tax equivalent adjustment		$(673)			$(1,366)
Net interest income		$100,849			$95,867
(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended September 30, 2021
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$822	$(232)	$590
Loans	(1,237)	400	(837)
Interest-earning deposits	(71)	54	(17)
Total interest income	$(486)	$222	$(264)
LIABILITIES:
Interest-bearing checking	$106	$(59)	$47
Money market	(21)	(216)	(237)
Savings	4	—	4
Certificates of deposit - retail	(575)	(1,118)	(1,693)
Certificates of deposit - brokered	—	(1)	(1)
Interest bearing demand brokered	(202)	(49)	(251)
Borrowed funds	(319)	(845)	(1,164)
Capital lease obligation	(10)	—	(10)
Subordinated debt	502	(366)	136
Total interest expense	$(515)	$(2,654)	$(3,169)
Net interest income	$29	$2,876	$2,905

	For the Nine Months Ended September 30, 2021
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$3,524	$(1,933)	$1,591
Loans	(3,280)	(7,777)	(11,057)
Interest-earning deposits	(5)	(448)	(453)
Total interest income	$239	$(10,158)	$(9,919)
LIABILITIES:
Interest-bearing checking	$427	$(3,547)	$(3,120)
Money market	188	(3,358)	(3,170)
Savings	8	—	8
Certificates of deposit - retail	(2,047)	(3,990)	(6,037)
Certificates of deposit - brokered	1	(4)	(3)
Interest bearing demand brokered	(732)	(193)	(925)
Borrowed funds	(2,107)	(805)	(2,912)
Capital lease obligation	(31)	(1)	(32)
Subordinated debt	2,797	(814)	1,983
Total interest expense	$(1,496)	$(12,712)	$(14,208)
Net interest income	$1,735	$2,554	$4,289

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $40.3 million for the third quarter of 2021 compared to $40.5 million for the same period of 2020, reflecting a decrease of $264,000, or less than 1 percent.  The decrease for the three months ended September 30, 2021, as compared to the same period in 2020, reflected a decrease in the average balance of interest-earning assets, partially offset by an increase in the average yield on interest-earnings assets.  Interest income on interest-earning assets, on a fully tax-equivalent basis, decreased $9.9 million to $118.7 million for the nine months ended September 30, 2021 compared to $128.6 million for the same period of 2020.  The decrease in the nine months ended September 30, 2021, as compared to the same period in 2020, reflected a decrease in the average yield on interest-earnings assets, partially offset by an increase in the average balance of interest-earning assets.

Average interest-earning assets totaled $5.80 billion for the third quarter of 2021, a decrease of $115.9 million, or 2 percent, from the same period of 2020. The decrease in the average balance of interest-earning assets for the three months ended September 30, 2021 reflected a decline in the average balance of loans and interest-earning deposits, partially offset by an increase in the average balance of investment securities for the three months ended September 30, 2021, when compared to the same period in 2020. Average interest-earning assets increased by $212.9 million, or 4 percent, to $5.77 billion for the nine months ended September 30, 2021, when compared to the same period in 2020. The increase in the average balance of interest-earning assets for the nine months ended September 30, 2021 reflected an increase in the average balance of investment securities, partially offset by a decline in the average balances of loans and interest-earning deposits for the nine months ended September 30, 2021, when compared to the same period in 2020. The average balance of the commercial mortgage portfolio increased $203.9 million to $2.13 billion for the three months ended September 30, 2021, when compared to $1.93 billion for the same period in 2020. The increased multifamily production helped to offset loan portfolio run-off and utilize excess liquidity. The average balance of the commercial mortgage portfolio was $1.97 billion for the nine months ended September 30, 2021 compared to $1.99 billion for the same period in 2020 reflecting a decrease of $16.5 million.  The average balance of the commercial loan portfolio declined by $308.0 million to $1.83 billion for the three months ended September 30, 2021, when compared to $2.13 billion for the three months ended September 30, 2020, primarily due to the forgiveness and sale of PPP loans in 2020 and commercial loan paydowns during the first nine months of 2021. Total PPP loans declined $153.3 million to $48.7 million at September 30, 2021 from $202.0 million at September 30, 2020. The average balance of the commercial loan portfolio decreased $77.4 million to $1.90 billion for the first nine months of 2021, from $1.98 billion for the nine months ended September 30, 2020. The average balance of the residential mortgage portfolio decreased by $25.9 million, or 5 percent, to $503.6 million during the three months ended September 30, 2021 from the same period in 2020. For the nine months ended September 30, 2021 the residential mortgage portfolio declined $30.3 million to $501.3 million from $531.6 million for the same period in 2020. The decline in the residential portfolio for the three and nine months ended September 30, 2021 was due to the sale of fixed-rate residential mortgage loans as part of the Company’s balance sheet management.

The average balance of investment securities totaled $826.6 million for the third quarter of 2021 compared to $562.7 million for the same quarter of 2020, reflecting an increase of $263.9 million, or 47 percent.  The average balance of investment securities totaled $829.2 million for the nine months ended September 30, 2021 compared to $477.8 million for the same period of 2020, reflecting an increase of $351.4 million, or 74 percent.  The increase in the average balance of investment securities for the three and nine months ended September 30, 2021 was due to the purchase of securities to maintain the size of the portfolio in anticipation of maturities and to utilize excess liquidity.

The average balance of interest-earning deposits totaled $413.6 million for the quarter ended September 30, 2021 when compared to $652.8 million for the same period in 2020, reflecting a decrease of $239.2 million or 37 percent.  The decrease in the average balance of interest-earning deposits for the three months ended September 30, 2021 was primarily due the Company using excess balance sheet liquidity to fund multifamily originations and investment security purchases. Interest-earning deposits declined slightly to $465.3 million for the nine months ended September 30, 2021 compared to $468.1 million for the same 2020 period.

For the third quarters of 2021 and 2020, the average yields earned on interest-earning assets were 2.78 percent and 2.74 percent, respectively, an increase of 4 basis points.  The increase was primarily due to the decrease in lower-yielding interest-earning deposits and investments for the three-month period ended September 30, 2021 period. The increase in yield was also attributable to the lower average balance of PPP loans, which primarily yield one percent for the third quarter of 2021, as compared to the prior period.  For the nine months ended September 30, 2021 and 2020, the average yields earned on interest-earning assets were 2.74 percent and 3.09 percent, respectively, a decrease of 35 basis points. The decrease in average yields on interest-earning assets for the nine-month period was due to a declining rate environment, which resulted in a decrease in the average yield on our loan portfolio of 23 basis points to 3.26 percent.  The average yield on interest-earning assets for the nine months ended September 30, 2021 was also affected by elevated levels of interest-bearing cash and investment securities. One-month LIBOR has declined by approximately 150 basis points from the beginning of 2020.  The Federal Open Market Committee also reduced the target Federal Funds rate to 0 percent to 0.25 percent in March 2020 due to the economic disruption caused by COVID-19. With the transformation to a commercial bank balance sheet and business model, the Company’s interest rate sensitivity models indicate the Company is asset sensitive as of September 30, 2021, and that net interest income would improve in a rising rate environment but decline in a falling rate environment.

For the third quarter of 2021, the average balance of interest-bearing deposits was $4.09 billion, an increase of $94.7 million, or 2 percent, from $4.00 billion for the same period of 2020. The average balance of interest-bearing deposits for the nine months ended September 30, 2021 increased $119.8 million to $4.02 billion when compared to $3.90 billion for the same period in 2020. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) was due to an increase in retail deposits from our branch network; an increase in term money market deposits to fund multifamily loan production; an increase in interest-bearing checking deposits as maturing CDs shifted into these accounts; a focus on providing high-touch client service; new deposit relationships related to PPP; and a full array of treasury management products that support core deposit growth.  The growth was partially offset by a decline of $45.0 million and $53.2 million in the average balance of brokered deposits for the three and nine months ended September 30, 2021, respectively, when compared to the same 2020 periods.

Average rates paid on total interest-bearing deposits were 0.33 percent and 0.55 percent for the third quarters of 2021 and 2020, respectively, a decrease of 22 basis points.  Average rates paid on total interest-bearing deposits were 0.36 percent and 0.82 percent for the nine months ended September 30, 2021 and 2020, respectively, a decrease of 46 basis points.  The decrease in the average rate paid on deposits was principally due to repricing of our deposit base to align with the Federal Reserve rate decreases and due to a larger proportion of our deposit portfolio consisting of core deposits with a decreasing amount of certificates of deposit.

For the three months ended September 30, 2021, the average balance of borrowings was $64.3 million, a decrease of $411.1 million from $475.5 million, as compared to the same period in 2020.  The average rate paid on borrowings was 0.35 percent for the quarter ended September 30, 2021 as compared to 1.03 percent for the same period in 2020.  For the nine months ended September 30, 2021, the average balance of borrowings was $138.4 million, a decrease of $191.9 million from $330.3 million for the same period in 2020.  The average rate paid on borrowings was 0.43 percent for the nine months ended September 30, 2021 as compared to 1.36 percent for the same period in 2020. The decrease in borrowings was principally due to the Company’s participation in the PPPLF which decreased as more PPP loans were forgiven in the second quarter of 2021 and by the Company’s prepayment of $105.0 million of FHLB advances with a weighted-average rate of 3.20 percent during the fourth quarter of 2020.  The average rate paid on borrowings was lower for the three and nine months ended September 30, 2021 due to the prepayment of the FHLB advances with a weighted-average rate of 3.20 percent.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $711.6 million and $725.4 million for the three and nine months ended September 30, 2021, respectively, compared to $663.6 million and $596.3 million for the same three- and nine-month periods ended September 30, 2020, respectively.

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

At September 30, 2021, the Company had investment securities available for sale with a fair value of $843.8 million compared with $622.7 million at December 31, 2020.  The increase was due to purchases of residential mortgage-backed securities and U.S. government-sponsored agencies with excess liquidity as deposits exceeded loan growth.  A net unrealized loss (net of income tax) of $5.2 million and a net unrealized gain (net of income tax) of $5.5 million were included in shareholders’ equity at September 30, 2021 and December 31, 2020, respectively.

The Company has one equity security (a CRA investment security) with a fair value of $14.8 million at September 30, 2021 compared with a fair value of $15.1 million at December 31, 2020, with changes in fair value recognized in the Consolidated Statements of Income.  The Company recorded a $70,000 unrealized loss and $293,000 unrealized loss on the Consolidated Statements of Income for the three and nine months ended September 30, 2021, respectively, as compared to an unrealized gain of $323,000 for the nine months ended September 30, 2020.  There was no change in the unrealized gain/(loss) on our equity security during the three months ended September 30, 2020.

The carrying value of investment securities available for sale as of September 30, 2021 and December 31, 2020 are shown below:

	September 30,	December 31,
(In thousands)	2021	2020
U.S. treasuries	$—	$2,613
U.S. government-sponsored agencies	274,433	83,771
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	515,131	476,058
SBA pool securities	42,930	49,129
State and political subdivisions	5,750	8,089
Corporate bond	5,535	3,029
Total	$843,779	$622,689

The following table presents the contractual maturities and yields of debt securities available for sale, stated at fair value, as of September 30, 2021:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
U.S. government-sponsored agencies	$—	$5,625	$122,915	$145,893	$274,433
	—	1.00%	1.32%	1.69%	1.51%
Mortgage-backed securities-residential (1)	$25,155	$20,524	$37,484	$431,968	$515,131
	1.25%	2.37%	1.72%	1.38%	1.44%
SBA pool securities	$—	$—	$7,212	$35,718	$42,930
	—	—	1.92%	1.22%	1.33%
State and political subdivisions (2)	$3,067	$2,683	$—	$—	$5,750
	2.54%	2.10%	—	—	2.34%
Corporate bond	$—	$—	$5,535	$—	$5,535
	—	—	4.23%	—	4.23%
Total	$28,222	$28,832	$173,146	$613,579	$843,779
	1.39%	2.07%	1.52%	1.45%	1.48%
(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies. The combined average balance of these investments during the three months ended September 30, 2021 was $413.6 million compared to $652.8 million for the quarter ended September 30, 2020. The higher level of federal funds sold and interest-earning deposits for both periods represented excess cash as deposit growth and cash from maturing securities exceeded loan growth.

OTHER INCOME:  The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended September 30,		Change
(In thousands)	2021	2020	2021 vs 2020
Service charges and fees	$959	$785	$174
Bank owned life insurance	311	314	(3)
Gain on sale of loans (mortgage banking)	408	954	(546)
Gain on loans held for sale at lower of cost or fair value	—	7,429	(7,429)
Fee income related to loan level, back-to-back swaps	—	—	—
Gain on sale of SBA loans	1,569	79	1,490
Corporate advisory fee income	84	75	9
Other income	660	456	204
Securities gains, net	(70)	—	(70)
Total other income (excluding wealth management income)	$3,921	$10,092	$(6,171)

	For the Nine Months Ended September 30,		Change
(In thousands)	2021	2020	2021 vs 2020
Service charges and fees	$2,701	$2,296	$405
Bank owned life insurance	1,388	960	428
Gain on sale of loans (mortgage banking)	1,842	1,796	46
Gain/(loss) on loans held for sale at lower of cost or fair value	1,407	7,426	(6,019)
Fee income related to loan level, back-to-back swaps	—	1,620	(1,620)
Gain on sale of SBA loans	3,950	1,391	2,559
Corporate advisory fee income	1,303	215	1,088
Loss on swap termination	(842)	—	(842)
Other income	2,798	1,257	1,541
Securities gains, net	(293)	323	(616)
Total other income (excluding wealth management income)	$14,254	$17,284	$(3,030)

The Company recorded total other income, excluding wealth management fee income, of $3.9 million for the third quarter of 2021, reflecting a decrease of $6.2 million, or 61 percent, compared to the same period in 2020. For the nine months ended September 30, 2021, the Company recorded total other income, excluding wealth management fee income, of $14.3 million compared to $17.3 million from the same 2020 period reflecting a decrease of $3.0 million or 18 percent.  The three and nine months ended September 30, 2021 were principally lower due to the three- and nine-month periods in 2020 due to a $7.4 million gain on the sale of $355 million of PPP loans in 2020.

For the third quarter of 2021, income from the sale of newly originated residential mortgage loans was $408,000 compared to $954,000 for the same quarter in 2020.  Income from the sale of newly originated residential mortgage loans was $1.8 million for both the nine months ended September 30, 2021 and 2020, respectively. This decrease for the three months ended September 30, 2021 was the result of the decreased volume of residential mortgage loans originated for sale due to a slowdown in refinancing and home purchase activity during the third quarter of 2021.

For the three and nine months ended September 30, 2021 the Company did not record any loan level, back-to-back swap income compared to $1.6 million for the nine months ended September 30, 2020.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income. The Company expects back-to-back swap activity will continue to be minimal in the current rate environment.

The Company provides loans that are partially guaranteed by the SBA, for the purposes of providing working capital and/or financing the purchase of equipment, inventory or commercial real estate that could be used for start-up business.  All SBA loans are underwritten and documented as prescribed by the SBA.  The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The third quarter of 2021 included $1.6 million of gains on sales of SBA loans as compared to $79,000 for the same quarter in 2020. The nine months ended September 30, 2021 included $4.0 million of gains on sale of SBA loans as compared to $1.4 million for the same period in 2020. The three- and nine-month September 2021 periods benefitted by certain changes to SBA lending requirements, which included raising the SBA loan guaranty from 75 percent to 90 percent and eliminated the guaranty fee to both borrowers and lenders through September 30, 2021.

The Company recorded corporate advisory fee income of $84,000 and $1.3 million for the three and nine months ended September 30, 2021, respectively, compared to $75,000 and $215,000 for the same periods in 2020.  The nine-month 2021 period included the Company’s first major corporate advisory/investment banking acquisition transaction.  These transactions tend to be larger and take longer to complete.

Income from the back-to-back swap, SBA programs, and corporate advisory fee income are dependent on volume, and thus are not linear from quarter to quarter, as some quarters will be higher than others.

The nine months ended September 30, 2021 included $455,000 of additional income related to a net life insurance death benefit under its BOLI policies.

During the nine months ended September 30, 2021, the Company recorded a gain on sale of $1.1 million for the sale of $57 million of PPP loans to a third party to create additional capacity to process our strong loan pipeline.

Other income included $164,000 and $886,000 of income for the three and nine months ended September 30, 2021, respectively, related to the referral of PPP loans to the same third party that the Company sold the PPP loans.

During the nine months ended September 30, 2021, the Company recognized a loss on the termination of $842,000 for two interest rate swaps that had a notional value of $40 million with a weighted average cost of 1.50 percent.

The nine months ended September 30, 2021 included a gain on sale of an OREO property of $51,000.

The remainder of the increase for the three and nine months ended September 30, 2021 when compared to the same 2020 period was primarily due to an increase in commercial lending fees primarily unused credit line fees, loan servicing income and letter of credit fees.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended September 30,		Change
(In thousands)	2021	2020	2021 vs 2020
Compensation and employee benefits	$19,859	$19,202	$657
Premises and equipment	4,459	4,109	350
FDIC assessment	555	605	(50)
Other Operating Expenses:
Professional and legal fees	1,565	1,079	486
Telephone	342	370	(28)
Advertising	386	226	160
Amortization of intangible assets	431	321	110
Swap valuation allowance	1,350	—	1,350
Other	3,238	2,549	689
Total operating expenses	$32,185	$28,461	$3,724

	For the Nine Months Ended September 30,		Change
(In thousands)	2021	2020	2021 vs 2020
Compensation and employee benefits	$61,759	$57,614	$4,145
Premises and equipment	12,646	12,188	458
FDIC assessment	1,669	1,310	359
Other Operating Expenses:
Professional and legal fees	4,007	3,095	912
Telephone	988	1,089	(101)
Advertising	1,004	1,294	(290)
Amortization of intangible assets	1,167	966	201
Branch restructure	228	278	(50)
Write-off of subordinated debt costs	648	—	648
Swap valuation allowance	1,350	—	1,350
Other	8,997	7,876	1,121
Total operating expenses	$94,463	$85,710	$8,753

Increased operating expenses in the three- and nine-month periods ended September 30, 2021 was principally attributable to: swap valuation allowance of $1.4 million, expenses related to the Lucas and Noyes team lift outs completed in December 2020, expenses related to the acquisition of PPSG completed in July 2021, hiring in line with the Company’s strategic plan, and normal salary increases, which were partially offset by decreased advertising expense for the nine month 2021 period due to strategically increased spending in 2020 related to the PPP program.

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

The market value of the assets under management and/or administration (“AUM/AUA”) of Peapack Private was $10.3 billion at September 30, 2021, reflecting an 17 percent increase from $8.8 billion at December 31, 2020 and an increase of 36 percent from $7.6 billion at September 30, 2020. Effective December 18, 2020, the Bank completed the hires of the teams from Lucas, based in Red Bank, New Jersey, and from Noyes, based in New Vernon, New Jersey, which combined contributed approximately $400 million of AUM/AUA at the time of acquisition.  Effective July 1, 2021, the Bank closed on the acquisition of Princeton Portfolio Strategies Group (“PPSG”), a registered investment advisor headquartered in Princeton, New Jersey, which contributed approximately $520 million of AUM/AUA at the time of acquisition.

In the September 2021 quarter, Peapack Private generated $13.9 million in fee income compared to $10.1 million for the September 2020 quarter, reflecting a 37 percent increase. For the nine months ended September 30, 2021, Peapack Private generated $39.0 million in fee income compared to $30.1 million in fee income for the same period in 2020, reflecting a 30 percent increase.  The growth in fee income was due to several factors, including the acquisitions noted above, new business, and positive market performance, partially offset by normal levels of disbursements and outflows.

Operating expenses relative to Peapack Private reflected increases due to overall growth in the business, new hires and acquisitions when comparing both the three and nine months ended September 30, 2021 to the same periods for 2020. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

Peapack Private currently generates adequate revenue to support the salaries, benefits and other expenses of the Division and Management believes it will continue to do so as the Company grows organically and/or by acquisition.  Management believes that the Bank generates adequate liquidity to support the expenses of Peapack Private should it be necessary.

NONPERFORMING ASSETS:  OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2021	2021	2021	2020	2020
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans (1)	25,925	5,962	11,767	11,410	8,611
Other real estate owned	—	—	50	50	50
Total nonperforming assets	$25,925	$5,962	$11,817	$11,460	$8,661

Performing TDRs	$416	$190	$197	$201	$2,278

Loans past due 30 through 89 days and still accruing (2)(3)	$1,193	$1,678	$1,622	$5,053	$6,609

Loans subject to special mention	$115,935	$148,601	$166,013	$162,103	$129,700

Classified loans (1)	$51,937	$11,178	$25,714	$37,771	$41,263

Impaired loans (1)	$26,341	$6,498	$11,964	$16,204	$15,514

Nonperforming loans as a % of total loans (4)	0.57%	0.13%	0.27%	0.26%	0.19%
Nonperforming assets as a % of total assets (4)	0.42%	0.10%	0.20%	0.19%	0.15%
Nonperforming assets as a % of total loans plus other real estate owned (4)	0.57%	0.13%	0.27%	0.26%	0.19%

(1)

Excludes one commercial loan held for sale of $5.6 million at September 30, 2021, June 30, 2021 and March 31, 2021.  Excludes residential and commercial loans held for sale of $8.5 million at December 31, 2020.  Excludes one commercial loan held for sale of $10.0 million at September 30, 2020.  Includes one impaired commercial real estate loan with a balance of $19.9 million at September 30, 2021.

(2)	Excludes a residential loan held for sale of $93,000 at December 31, 2020.
(3)	December 31, 2020 includes $1.3 million of residential loans that are classified as delinquent due to an escrow payment shortage due to a recent change in escrow payment requirement.
(4)	Nonperforming loans/assets do not include performing TDRs.

PROVISION FOR LOAN AND LEASE LOSSES:  The provision for loan and lease losses was $1.6 million and $5.2 million for the third quarters of 2021 and 2020, respectively.  For the nine months ended September 30, 2021 and 2020, the provision for loan losses was $2.7 million and $30.1 million, respectively.  The decreased provision for loan and lease losses for both the three and nine months ended September 30, 2021 when compared to the three and nine months ended September 30, 2020 reflect the reduced qualitative factors when calculating the allowance for loan losses due to the improvement in the unemployment rate and a decrease in loan deferrals entered into during the COVID-19 pandemic from the prior year (declined from $828 million at September 30, 2020 to $33 million at September 30, 2021). The provision for loan losses for the third quarter of 2021 also reflected loan growth of $41.6 million, excluding PPP loans, and a specific reserve of $7.1 million on a $19.9 million commercial real estate loan, which were partially offset by the decline in qualitative factors related to loan deferrals.  The Company’s provision for loan and lease losses also reflects the Company’s assessment of asset quality metrics, net charge-offs/recoveries, and the composition of the loan portfolio.

The allowance for loan and lease losses was $65.1 million as of September 30, 2021, compared to $67.3 million at December 31, 2020. As a percentage of loans, the allowance for loan and lease losses was 1.42 percent and 1.54 percent at September 30, 2021 and at December 31, 2020, respectively. The specific reserves recorded on impaired loans were $7.2 million at September 30, 2021 compared to $2.7 million as of December 31, 2020.  Total impaired loans were $26.3 million and $16.2 million as of September 30, 2021 and December 31, 2020, respectively. The general component of the allowance decreased from $64.6 million at December 31, 2020 to $57.9 million at September 30, 2021.

A summary of the allowance for loan and lease losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2021	2021	2021	2020	2020
Allowance for loan and lease losses:
Beginning of period	$63,505	$67,536	$67,309	$66,145	$66,065
Provision for loan and lease losses	1,600	900	225	2,350	5,150
Recoveries/(charge-offs), net	28	(4,931)	2	(1,186)	(5,070)
End of period	$65,133	$63,505	$67,536	$67,309	$66,145

Allowance for loan and lease losses as a % of total loans (A)	1.42%	1.39%	1.54%	1.54%	1.49%

General allowance for loan and lease losses as a % of total loans (A)	1.27%	1.39%	1.47%	1.48%	1.49%

Allowance for loan and lease losses as a % of non-performing loans	251.24%	1065.16%	573.94%	589.91%	768.15%

(A)

The September 30, 2020, December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021 ALLL coverage ratios include PPP loans of $202.0 million, $195.6 million, $186.9 million, $83.8 million and $48.7 million, respectively, in total loans.

INCOME TAXES:  Income tax expense for the quarter ended September 30, 2021 was $5.0 million as compared to $5.2 million for the same period in 2020.  During the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $15.2 million and $4.3 million, respectively.

The effective tax rate for the three months ended September 30, 2021 was 26.22 percent compared to 27.75 percent for the same quarter in 2020.

The effective tax rate for the nine months ended September 30, 2021 was 26.65 percent compared to 15.65 percent for the same 2020 period.  During the first quarter of 2020, the Company recorded a $3.34 million tax benefit, principally due to a $3.2 million Federal income tax benefit that resulted from a tax NOL carryback. The Company had a $23 million operating loss for tax purposes in 2018 (when the Federal tax rate was 21 percent) resulting from accelerated tax depreciation. Under the CARES Act, the Company was allowed to carry this NOL back to a period when the federal tax rate was 35 percent, generating a permanent tax benefit.

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

Capital was benefitted by net income of $41.8 million for the nine months ended September 30, 2021, which was partially offset by the purchase of shares through the Company’s stock repurchase program and a change in the unrealized loss on securities, net of tax of $10.8 million. The Company repurchased 619,815 shares, at an average price of $31.33, for a total cost of $19.4 million during the nine months ended September 30, 2021.

The Company employs quarterly capital stress testing – adverse case and severely adverse case. In the most recent completed stress test on June 30, 2021, under severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period. With a Pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2021 and December 31, 2020, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the

Company’s capital ratios remain above regulatory requirements. The Company’s capital ratios were not affected by its participation in the PPP.  The Company pledged its PPP loans as collateral and utilized funding provided by the FRB’s PPPLF.  PPP loans funded by the PPPLF are risk-weighted at 0 percent for regulatory risk-based capital ratios and are excluded from average assets in the calculation of the regulatory leverage ratio.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio (“CBLR”) at 9 percent, effective January 1, 2020.  Under the CARES Act, the Community Bank Leverage Ratio was temporarily lowered to 8 percent.  The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III.  The Bank’s leverage ratio was 10.15 percent at September 30, 2021.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:
Total capital (to risk-weighted assets)	$651,841	14.26%	$457,054	10.00%	$365,643	8.00%	$479,907	10.50%

Tier I capital (to risk-weighted assets)	594,610	13.01	365,643	8.00	274,232	6.00	388,496	8.50

Common equity tier I (to risk-weighted assets)	594,581	13.01	297,085	6.50	205,674	4.50	319,938	7.00

Tier I capital (to average assets)	594,610	10.15	292,879	5.00	234,303	4.00	234,303	4.00

As of December 31, 2020:
Total capital (to risk-weighted assets)	$600,478	14.81%	$405,587	10.00%	$324,469	8.00%	$425,866	10.50%

Tier I capital (to risk-weighted assets)	549,575	13.55	324,469	8.00	243,352	6.00	344,749	8.50

Common equity tier I (to risk-weighted assets)	549,540	13.55	263,631	6.50	182,514	4.50	283,911	7.00

Tier I capital (to average assets)	549,575	9.71	283,083	5.00	226,466	4.00	226,466	4.00
(A)	See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:
Total capital (to risk-weighted assets)	$691,044	15.12%	N/A	N/A	$365,617	8.00%	$479,872	10.50%

Tier I capital (to risk-weighted assets)	501,188	10.97	N/A	N/A	274,213	6.00	388,468	8.50

Common equity tier I (to risk-weighted assets)	501,159	10.97	N/A	N/A	205,660	4.50	319,915	7.00

Tier I capital (to average assets)	501,188	8.56	N/A	N/A	234,284	4.00	234,284	4.00

As of December 31, 2020:
Total capital (to risk-weighted assets)	$716,210	17.67%	N/A	N/A	$324,322	8.00%	$425,673	10.50%

Tier I capital (to risk-weighted assets)	483,535	11.93	N/A	N/A	243,242	6.00	344,592	8.50

Common equity tier I (to risk-weighted assets)	483,500	11.93	N/A	N/A	182,431	4.50	283,782	7.00

Tier I capital (to average assets)	483,535	8.53	N/A	N/A	226,624	4.00	226,624	4.00
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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges.  Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a 3 percent discount to market for plan participants.  On January 30, 2019, the Company filed a Registration Statement on Form S-3 eliminating the 3 percent discount to market price. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  All shares purchased during the quarter ended September 30, 2021 were in the open market.

On October 27, 2021, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 26, 2021 to shareholders of record on November 10, 2021.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $616.2 million at September 30, 2021. In addition, the Company had $843.8 million in securities designated as available for sale at September 30, 2021. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Securities available for sale with a fair value of $758.5 million as of September 30, 2021 were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

The Company approved loans of approximately $650 million under the PPP and have a balance of $48.7 million at September 30, 2021.  The Federal Reserve has supplied a source of liquidity for the PPP to participating financial institutions through the PPPLF, which extends credit to eligible financial institutions, at a rate of 0.35 percent, that originate PPP loans, taking the loans as collateral at face value.  The Company utilized this facility to fund its 2020 PPP loan originations.

As of September 30, 2021, the Company had approximately $1.9 billion of secured funding available from the Federal Home Loan Bank.  Additionally, the Company had $1.1 billion of secured funding available from the Federal Reserve Discount Window, none of which was drawn.

Brokered interest-bearing demand (“overnight”) deposits were $85.0 million at September 30, 2021. The interest rate paid on these deposits allows the Bank to fund asset growth at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of September 30, 2021, the Company had transacted pay fixed, receive floating interest rate swaps totaling $230.0 million in notional amount.

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

The interest rate swap program is administered by the ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In all of these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $230.0 million as of September 30, 2021.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of September 30, 2021, $731.0 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, the ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of September 30, 2021. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of September 30, 2021.

In an immediate and sustained 100 basis point increase in market rates at September 30, 2021, net interest income would increase approximately 5.9 percent for year 1 and 8.9 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at September 30, 2021, net interest income for year 1 would increase approximately 10.4 percent, when compared to a flat interest rate scenario.  In year 2 net interest income would increase 16.3 percent, when compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at September 30, 2021.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$697,330	$16,756	2.46%	11.68%	75
+100	689,879	9,305	1.37	11.32	39
Flat interest rates	680,574	—	—	10.93	—
-100	635,345	(45,229)	(6.65)	10.11	(82)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of September 30, 2021, and that net interest income would improve in a rising rate environment but decline in a falling rate environment.

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

The Corporation’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Corporation’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonable likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
July 1, 2021 -
July 31, 2021	—	—	$—	$555,980
August 1, 2021 -
August 31, 2021	109,996	—	32.89	$445,984
September 1, 2021 -
September 30, 2021	117,064	—	32.58	$328,920
Total	227,060	—	32.73
(1)	Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.
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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 8, 2021	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 8, 2021	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: November 8, 2021	By:	/s/ Francesco S. Rossi
Francesco S. Rossi
Chief Accounting Officer
(Principal Accounting Officer)