Form 10-K
period 2021-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2022-03-14
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒ No ☐.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

The aggregate market value of the shares held by unaffiliated stockholders was approximately $553 million on June 30, 2021.

As of March 1, 2022, 18,255,802 shares of no par value Common Stock were outstanding.

Auditor Firm Id:	173	Auditor Name:	Crowe LLP	Auditor Location:	Livingston, New Jersey USA

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III.  The Company expects to file the 2022 Proxy Statement within 120 days of December 31, 2021.

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2021

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

Employees

Human Capital Resources

We believe our employees are our most important resource and are critical to our success and ability to provide outstanding service to our customers.  As of December 31, 2021, we had 497 full-time and part-time employees, with 266 at our corporate headquarters, 105 in our branch offices and 126 in other locations. Our management believes that they have good relations with our employees.

Hiring and Promotion

We look to hire internally for positions whenever possible. When this is not the case, we look to source candidates from multiple avenues, including referrals, utilizing online platforms such as LinkedIn, Indeed, Circa, the New Jersey Department of Labor website and our own corporate website. We also post advertisements at our branch locations and reach out to local community organizations to promote open positions. Additionally, we meet with local colleges and host career workshops for students to further develop our talent pool. This approach has improved our brand awareness in the community and our ability to grow diverse hires.

Talent Development

The continuous development and succession of our employees is a primary focus for the Company. We conduct regular talent reviews for the purpose of succession planning and developing our employees. Aside from regulatory trainings, we offer ethics and subject matter trainings regularly. On an annual basis, we offer career development, performance enablement and leadership development opportunities. Experiential learning opportunities are also available on an individualized basis. We maintain a mentorship program and a peer recognition program in which all employees can participate. Our President and CEO hosts a biweekly company update accessible by all employees. Tuition reimbursement, up to $10,000 annually, is offered to full-time employees after completion of one year of employment and successful course completion.

We provide an annual employee engagement survey by utilizing the American Banker ‘Best Banks to Work for Survey’, a third-party survey that collects employee feedback on areas that include, but are not limited to, leadership, corporate culture and communications, training and development resources, role satisfaction, pay and benefits and overall engagement. We review the detailed results to identify areas of opportunity and develop steps to improve as well as take actions in those areas. We invite all employees to participate and have received a high level of survey participation and based on our survey results, we have been awarded recognition as an American Banker ‘Best Banks to Work For’ for the previous four years (2018-2021).

Diversity, Equity and Inclusion

We are committed to expanding our role as an employer that champions diversity, equity and inclusion in our workplace environment. Our strategy focuses on achieving hiring levels that are representative and in line with the communities in which we serve, as well as improving diversity representation in our senior roles. We have dedicated actions to drive a more diverse workforce, with focus in the areas of brand awareness and sourcing, recruiting and hiring, cultural awareness and appreciation, and furthering our development opportunities for all employees.

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

Employee Health and Safety

The safety, health and well-being of our employees and customers is extremely important to us. We closely monitored the COVID-19 pandemic since its inception and have followed recommendations of local and national health organizations throughout.  All employees were required to be vaccinated prior to returning to the workplace except those requiring either a medical or religious exemption. Employees are permitted to leverage a new flexible work arrangement offered by management provided their performance remains in good standing. The combination of working remotely and in the office enables employees to continue social distancing as needed while also being more productive, completing tasks with less interruption when remote while still having the opportunity to collaborate with peers in the workplace. Virtual meeting and teleconference platforms continue to be utilized to maintain a safe and productive work environment.

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

Work/life balance is an important part of our culture, and in support of this we offer a broad list of benefits for eligible employees, which includes a comprehensive suite of health insurance benefits, paid time off, maternity and paternity leave, access to employee assistance programs, retirement planning and 401(k) Plan participation with a generous company match. Wellness programs are deeply embedded in our culture and other ancillary benefits such as pet insurance, identity protection coverage and Aflac enrollments are provided.

Community Involvement

We actively reinvest in our communities with the greatest needs. We encourage volunteerism, supporting organizations valued by our employees and clients. Our employees are generous with their time in their support of local organizations. In 2021, a pandemic environment, we contributed over 1,125 hours of service and financial support to over 210 charitable organizations. We are proud to be known and recognized locally and nationally for our community involvement.

Peapack-Gladstone Bank’s Private Wealth Management Division (“Peapack Private”)

Peapack Private is a New Jersey-chartered trust and investment business with $11.1 billion of assets under management and/or administration as of December 31, 2021. It is headquartered in Bedminster, with additional private banking locations throughout New Jersey in Morristown, Princeton, Red Bank and Teaneck, as well as at the Bank’s subsidiaries, PGB Trust & Investments of Delaware, in Greenville, Delaware and Murphy Capital Management (“MCM”), in Bedminster, New Jersey. Peapack Private is known for its integrity, client service and broad range of fiduciary, investment management and tax services, designed specifically to meet the needs of high net-worth individuals, families, foundations and endowments.

Our wealth management business differentiates us from our competition and adds significant value. We intend to grow this business further, both in and around our market; through our existing wealth, loan and depository client base; through our innovative private banking service model, which utilizes private bankers working together to provide fully integrated client solutions; and through potential acquisitions of complimentary wealth management businesses. Throughout the wealth management division and all other business lines, we will continue to provide the unparalleled personalized, high-touch service our valued clients have come to expect.

Our Markets

Our current market is defined as the New Jersey, New York, and Pennsylvania metropolitan statistical area, with our primary market areas being in New Jersey and New York. According to estimates from the United States Census Bureau, as of 2015-2019, New Jersey had a total population exceeding 9.3 million and a median household income of $82,545, and Somerset County, where we are headquartered, is one of the wealthiest counties in New Jersey, with a median household income of $113,611; compared to a U.S. median household income of $62,843. We believe that these markets have economic and competitive dynamics that are consistent with our objectives and favorable to executing our growth strategy.

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

Our Business Strategy

When we implemented our Strategic Plan – Expanding Our Reach (the “Strategic Plan” in 2013), we recognized it would help address three industry headwinds that:

•	the low interest rate and tight spread environment would likely continue;

•	costs associated with compliance and risk management would increase significantly; and
•	our clients would continue to shift from traditional branches in favor of electronic delivery channels.

The key elements of our business strategy include:

•	a robust wealth management business that provides a diversified and relatively predictable, stable source of revenue over time, through organic growth and through strategic acquisitions;
•

an emphasis on commercial banking with private bankers focused on providing high-touch client service through an advice-based approach encompassing corporate and industrial (“C&I”) lending (including equipment finance lending and leasing), wealth management, depository services, electronic banking, Small Business Administration (“SBA”) and other commercial real estate lending, and corporate advisory services;

•	highly efficient branch network and deposit gathering processes;
•	robust risk management processes, including, but not limited to, active loan portfolio, capital, liquidity, and interest rate risk stress testing; and
•	a focus on the community and community service and involvement.

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

Bank Regulation

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and examination by the New Jersey Department of Banking and Insurance (“NJDOBI”).  As a Federal Reserve-member bank, the Bank is also subject to the regulation, supervision and examination by the Federal Reserve Board (“FRB”) as its primary federal regulator. The regulations of the FRB and the NJDOBI impact virtually all of our activities, including the minimum levels of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions and various other matters.

Investment Advisory Regulations

In addition to Peapack Private, we offer wealth management services through a subsidiary of the Bank. This subsidiary is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and as such, is supervised by the SEC. It is also subject to various other federal laws and state licensing and/or registration requirements. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.

Holding Company Supervision

The Company is a bank holding company and periodically examined within the meaning of the Bank Holding Company Act. As a bank holding company, the Company is supervised by the FRB and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Bank Holding Company Act prohibits the Company, with certain exceptions, from (i) acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company that is not a bank and (ii) from engaging in any business other than banking, managing and controlling banks, or furnishing services to subsidiary banks,  However, the Company may apply to engage in, or own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Bank Holding Company Act requires prior approval by the FRB of the acquisition by the Company of more than five percent of the voting stock of any additional bank. Generally, federal regulatory approval to make acquisitions requires prerequisites including satisfactory capital ratios, Community Reinvestment Act ratings and anti-money laundering policies. Federal law provides that a bank holding company must act as a source of financial strength to its subsidiary bank and commit resources to support the subsidiary bank in circumstances in which it might not do so absent that law. Acquisitions through the Bank require the approval of the FRB and the NJDOBI.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Report and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) significantly changed bank regulation and affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created a Consumer Financial Protection Bureau (the “CFPB”) with extensive powers to supervise and enforce consumer protection laws.  The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, such as the Bank, continue to be examined by their applicable federal bank regulators.  The Dodd-Frank Act required the CFPB to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan.  The final “Ability to Repay” rules, which were effective beginning January 2014, and amended in 2021, established a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky.

The CFPB may issue additional final rules regarding mortgages in the future, including amendments to certain mortgage servicing rules regarding forced-placed insurance notices, policies and procedures and other matters.  We cannot guarantee that existing or future regulations will not have a material adverse impact on our residential mortgage loan business.

To the extent the Dodd-Frank Act remains in place or is not materially amended, it is likely to continue to affect our cost of doing business, limit our permissible activities, and affect the competitive balance within our industry and market areas.

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

The Company and the Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2021 under the “prompt corrective action” regulations in effect as of such date.

The Relief Act required that the federal banking agencies, including the FRB, establish a “community bank leverage ratio” of between 8-10 percent of average total consolidated assets for qualifying institutions with less than $10 billion of assets.  Institutions with tangible equity (subject to certain adjustments) meeting the specified level and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and be considered to be “well-capitalized.”  The agencies have issued a proposed rule that would set the “community bank leverage ratio” at 9.0 percent, effective January 1, 2022.  The CARES Act had temporarily reduced the community bank leverage ratio to 8.0 percent.  The Bank has not elected to measure its capital adequacy using the community bank leverage ratio.

Insurance Funds Legislation

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments on their deposits.

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund's reserve ratio achieving 1.15 percent, the assessment range (inclusive of possible adjustments) was reduced for insured institutions of less than $10 billion in total assets to a range of 1.5 basis points to 30 basis points.  On September 30, 2018, the Deposit Insurance Fund’s reserve ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020 deadline required under the Dodd-Frank Act. FDIC regulations provide that, upon reaching the minimum, surcharges on insured depository institutions with total consolidated assets of $10 billion or less will receive an assessment credit for the portion of their assessment that contributed to the growth in the reserve ratio from between 1.15 percent to 1.35 percent.  As a result, the Bank received a credit reflected in its September 2019 assessment invoice, which covered the assessment period from April 1, 2019 through December 31, 2019. In August 2020, the FDIC reported that the reserve ratio fell to 1.30 percent in the first quarter of 2020, which is below the statutory minimum of 1.35 percent. To date, the FDIC has not announced any change in assessment ratios because of this decrease in the reserve ratio.

Restrictions on the Payment of Dividends

The holders of the Company’s common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Company out of funds legally available. The only statutory limitation is that such dividends may not be paid when the Company is insolvent. Since the principal source of income for the Company are dividends paid to the Company by the Bank, the Company’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Company. As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the “Banking Act”). Under the Banking Act, the Bank may pay dividends only out of retained earnings, to the extent that surplus exceeds 50 percent of stated capital. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC’s opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by the Bank to the Company constitutes an unsafe or unsound practice. The Company is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends.

FRB policy is that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past two years is sufficient to fund the dividends and the prospective rate of earnings retention is consistent with the company’s capital needs, asset quality and overall financial condition. In addition, FRB guidance sets forth the supervisory expectation that bank holding companies will inform and consult with FRB staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the FRB and should eliminate, defer or significantly reduce dividends if:  (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

The FRB policies require, among other things, that a bank holding company must maintain a minimum capital base and serve as a source of strength to its subsidiary bank. The FRB by supervisory letters has advised holding corporations that it is has supervisory concerns when the level of dividends is too high and would seek to prevent dividends if the dividends paid by the holding company exceeded its earnings. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company’s capital below these minimum amounts.  In addition, the FRB staff has recently begun interpreting its regulatory capital regulations to require holding companies to receive FRB approval prior to any repurchases or redemptions of its common shares.

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

•

USA PATRIOT Act, which requires institutions operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and the opportunity to “opt out” of having certain personal financial information shared with unaffiliated third parties.

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

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations.

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

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated.  As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•	if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;
•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•	a material decrease in, net income or a net loss over several quarters could result in a decrease in the elimination of or a decline in the rate of our quarterly cash dividend;
•	our wealth management revenues may decline with outstanding market turmoil;
•	our cyber security risks are increased as the result of the number of employees working remotely;
•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•	Federal Deposit Insurance Corporation premiums may increase if the agency experience additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers, many of whom have held officer positions with us for many years. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable replacements in the event of key employee loss or unavailability.

Risks Relating to Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act has and may continue to adversely affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

The Dodd-Frank Act has and may continue to increase our regulatory compliance burden.  Among the Dodd-Frank Act’s significant regulatory changes, it created the CFPB which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the CFPB.  These changes have increased, and may continue to increase, our regulatory compliance burden and costs and may restrict the financial products and services we offer to our clients.

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

The Bank is also subject to a number of federal laws, which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. The Bank's compliance with these laws will be considered by the federal banking regulators when reviewing bank merger and bank holding company acquisitions or commencing new activities or making new investments in reliance on the Gramm-Leach-Bliley Act. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act, as well as any rules or regulations promulgated by the SEC and the NASDAQ Stock Market.

Risks Related to Economic Matters

Negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Our businesses and operations, which primarily consist of lending money, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions are often characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased loan delinquencies, real estate price declines and lower home sales and commercial activity.

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

We are more sensitive to adverse changes in the local economy than our more geographically diversified competitors.

Unlike larger regional banks that operate in large geographies, much of our business is with clients located within Central and Northern New Jersey, as well as New York City. Our business loans are generally made to small to mid-sized businesses, most of whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Due to our geographic concentration, a downturn in the local economy could make it more difficult to attract deposits and could cause higher losses and delinquencies on our loans than if the loans were more geographically diversified.  Adverse economic and business conditions in our market area could reduce our growth, affect our borrowers' ability to repay their loans and, consequently, adversely affect our financial condition and performance. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave our loans under-secured, which could adversely affect our earnings.

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

We maintain an allowance for loan losses based on, among other things, the level of non-performing criticized and classified loans, loan growth and composition, national and regional economic conditions, historical loss experience, delinquency trends and various quantitative and qualitative factors. We cannot predict loan losses with certainty or assure you that charge-offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, may require additions to the allowance based on their judgment about information available to them at the time of their examination. An increase in our allowance for loan losses could reduce our earnings.

Our commercial real estate loan and commercial C&I portfolios expose us to risks that may be greater than the risks related to our other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes. The repayment of these loans typically depends upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multifamily residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio may require us to increase our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition, results of operations and prospects.

The source of repayment of C&I loans is typically the cash flows of the borrowers’ businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business. In addition, many commercial business loans have a variable rate which is indexed off of a floating rate such as the U.S. Prime Rate or the London Interbank Offer Rate (“LIBOR”). If interest rates rise, the borrower's debt service requirement may increase, negatively impacting the borrower's ability to service their debt.

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

Risks Related to Accounting Matters

The required change in how the Company recognizes credit losses may have a material impact on the Company’s financial condition or results of operations.

In June 2016, the Financial Standards Accounting Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss ("CECL") model. Under the CECL model, the Company will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles ("GAAP"), which delays recognition until it is probable a loss has been incurred. The adoption of the CECL model will substantially affect the process in how the Company determines the allowance for loan losses and could require the Company to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses.

The Company is currently evaluating the impact the CECL model will have on its accounting; however, it expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. The Company does not expect that the one-time cumulative adjustment will have a material impact on its financial condition or results of operations.

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

Other Risks Related to Our Business

We are exposed to the risks of public health issues, natural disasters, severe weather, acts of war or terrorism, geopolitical events and other potential external events.

We are exposed to the risks of public health issues, natural disasters, pandemics, severe weather, acts of war or terrorism, and other potential external events, any of which could have a significant impact on the Company’s ability to conduct business. In addition, such events could: impair the ability of borrowers to qualify for loans and/or repay their obligations, impair the value of collateral securing loans, cause depositors to withdraw funds, cause wealth management clients to withdraw assets under management, and/or cause the Company to incur additional expenses. Further, any of these events could affect the financial markets in general, causing a diminishment in the market value of assets under management for our wealth management clients and/or cause a yield curve not advantageous to the Company or the banking industry in general. Any of the above could have a material adverse effect on the Company’s financial condition and/or results of operations. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.

Uncertainty surrounding the future of LIBOR may affect the fair value and return on the Company's financial instruments that use LIBOR as a reference rate.

We hold assets, liabilities, and derivatives that are indexed to the various tenors of LIBOR. The LIBOR yield curve is also utilized in our fair value calculation. The reform of major interest benchmarks led to the announcement of the United Kingdom’s Financial Conduct Authority, the regulator of the LIBOR index, that LIBOR would not be supported in its current form after the end of 2021.  The use of LIBOR in new contracts was discontinued after December 31, 2021, although certain USD LIBOR tenors will continue to be published on a representative basis until June 30, 2023. We believe the U.S. financial sector will maintain an orderly and smooth transition to new interest rate benchmarks of which we will evaluate and adopt if appropriate. While in the U.S., the Alternative Rates Committee of the FRB and Federal Reserve Bank of New York have identified the Secured Overnight Financial Rate (“SOFR”) as an alternative U.S. dollar reference interest rate, it is too early to predict the financial impact this rate index replacement may have, if at all.

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

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. At December 31, 2021, brokered deposits represented approximately 2.2 percent of our total deposits and equaled $118.8 million, comprised of the following:  interest-bearing demand-brokered of $85.0 million, and brokered certificates of deposits of $33.8 million. To continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits. If this funding source becomes more difficult or expensive to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on Federal Home Loan Bank borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio and selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth.

We may lose lower-cost funding sources, which may affect our profitability.

Checking, savings, and money market deposit account balances and other forms of client deposits can decrease when clients perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If clients move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds and have to replace them with higher cost funds, thus increasing our funding costs and reducing our net interest income and net income.  The Bank does have certain deposits with high dollar balances which are subject to volatility.  Customers with large average deposits may move these deposits for operational needs, investment opportunities or other reasons, which could require the Bank to pay higher interest rates to retain these deposits or use higher rate borrowings as an alternative funding source.

Risks Related to Competition

Competition from other financial institutions in originating loans and attracting deposits may adversely affect our profitability.

We face substantial competition in originating loans from other banks, savings institutions, credit unions, mortgage banking companies and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, and more accessible branch office locations.

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

Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Although we have not experienced, to date, any material losses relating to such cyber-attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Additionally, our risk exposure to security matters may remain elevated or increase in the future due to, among other things, the increasing size and prominence of the Company in the financial services industry, our expansion of Internet and mobile banking tools and products based on customer needs and an increased level of employees working remotely.  As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.  Disruptions or failures in the physical infrastructure or operating systems that support our businesses, customers or third parties, or cyber-attacks or security breaches of the networks, systems or devices that our customers or third parties use to access our products and services could result in customer attrition, financial losses, the inability of our customers or vendors to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

The wealth management business is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets.  In the event of non-compliance with regulation, governmental regulators, including the SEC and the Financial Industry Regulatory Authority, may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment's operating results and financial condition. We may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Company owns 10 branches and leases 10 branches. The Company leases an administrative and operations office building in Bedminster, New Jersey, private banking offices in Princeton and Teaneck, New Jersey and wealth offices in Greenville, Delaware, Morristown, New Providence, Red Bank and Summit, New Jersey and Bonita Springs, Florida.

Item 3.	LEGAL PROCEEDINGS

In the normal course of business, lawsuits and claims may be brought against the Company and its subsidiaries.  Currently, there are no pending or threatened litigation or proceedings against the Company or its subsidiaries, which assert claims that if adversely decided, we believe would have a material adverse effect on the Company.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “PGC”. On March 1, 2022, there were approximately 1,293 registered shareholders of record.

Stock Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2016 in (a) the Company’s common stock; (b) the Russell 3000 Stock Index; and (c) the KBW NASDAQ Bank Index (top 50 U.S. banks).  The graph is calculated assuming that all dividends are reinvested during the relevant periods.  The graph shows how a $100 investment would increase or decrease in value over time, based on the reinvestment of dividends (stock or cash) and increases or decreases in the market price of the stock.

Total Return Performance
Peapack-Gladstone Financial Corporation
Russell 3000 Index
KBW NASDAQ Bank Index
Index Value
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ended
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Peapack-Gladstone Financial Corporation	$100.00	$114.12	$82.57	$102.04	$75.94	$118.86
Russell 3000 Index	100.00	121.13	114.78	150.39	181.80	228.45
KBW NASDAQ Bank Index	100.00	118.59	97.58	132.84	119.14	164.80

Stock Repurchases

The following table sets forth information for the last quarter of the fiscal year ended December 31, 2021 with respect to common shares repurchased and common shares withheld to satisfy withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.  These shares are not part of any publicly announced share repurchase program:

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
October 1, 2021 -
October 31, 2021	3,373	—	$32.94	$325,547
November 1, 2021 -
November 30, 2021	250,481	—	33.51	75,066
December 1, 2021 -
December 31, 2021	21,075	4,208	33.52	53,991
Total	274,929	4,208	$33.32

(1)	Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards.
(2)	On January 27, 2022, the Company’s Board of Directors approved a plan to repurchase up to 920,000 shares, which is approximately 5 percent of the outstanding shares through March 31, 2023.

Sales of Unregistered Securities

On September 1, 2019, the Company acquired Point View, a registered investment adviser (“RIA”) in Summit, New Jersey.  The Company acquired all of Point View’s outstanding stock, which had approximately $325 million of assets under management at closing. The terms of the acquisition included cash and stock due on closing, and contingent post-closing payments of common stock based upon Point View’s post-acquisition performance. The contingent payments, to the extent earned, are payable on or about September 15 of 2020, 2021, 2022 and 2023. On September 1, 2019, the Company issued 138,642 shares of Company common stock to the Point View stockholder pursuant to the agreement. On both September 10, 2020 and September 17, 2021, the Company issued 14,220 shares of Company common stock to the Point View stockholder pursuant to the agreement. These Company shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act.

Item 6.	[RESERVED]
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS:  This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about new and existing programs and products, investments, relationships, opportunities and market conditions.  These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” or similar statements or variations of such terms.  Actual results may differ materially from such forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•

our ability to successfully grow our business and implement our strategic plan, including our ability to generate revenues to offset the increased personnel and other costs related to the strategic plan;

•	the impact of anticipated higher operating expenses in 2022 and beyond;

•	our ability to successfully integrate wealth management firm acquisitions;
•	our ability to manage our growth;
•	our ability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•	declines in the value in our investment portfolio;
•	impact from the pandemic on our business, operations, customers, allowance for loan losses and capital levels;
•	higher than expected increases in our allowance for loan and lease losses;
•	higher than expected increases in loan and lease losses or in the level of delinquent, nonperforming, classified and criticized loans;
•	changes in interest rates;
•	decline in real estate values within our market areas;
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

Further, given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and/or abates. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•	if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may increase if borrowers experience financial difficulties, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•	a material decrease in net income or a net loss over several quarters could result in an elimination or decrease in the rate of our quarterly cash dividend;
•	our wealth management revenues may decline with continuing market turmoil;
•	a worsening of business and economic conditions or in the financial markets could result in an impairment of certain intangible assets, such as goodwill;
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

For the year ended December 31, 2021, the Company recorded net income of $56.6 million, and diluted earnings per share of $2.93 compared to $26.2 million and $1.37, respectively, for 2020, reflecting increases of $30.4 million, or 116 percent, and $1.56 per share, or 114 percent, respectively.  During 2021, the Company continued to focus on executing its Strategic Plan – known as “Expanding Our Reach” – which focuses on the client experience and organic growth across all lines of business. The Strategic Plan called for expansion of the Company’s wealth management business, organically and through acquisitions, and also expansion of the Company’s commercial and industrial (“C&I”) lending platform, through the use of private bankers, who lead with deposit gathering and wealth management discussions.

The following are select highlights from 2021:

•

At December 31, 2021, the market value of assets under management and/or administration at Peapack Private was $11.1 billion, reflecting an increase of 26 percent from $8.8 billion at December 31, 2020.

•	Record wealth fee income from Peapack Private of $53.0 million for 2021, growing from $40.9 million for 2020.
•	On July 1, 2021, the Bank closed on the acquisition of Princeton Portfolio Strategies Group (“PPSG”) increasing assets under management by approximately $520 million.
•	At December 31, 2021, total C&I loans (including equipment finance and Paycheck Protection Program (“PPP”) loans) comprised 41 percent of the total loan portfolio.
•

Total “customer” deposits (defined as deposits excluding brokered certificate of deposits (“CDs”) and brokered “overnight” interest-bearing demand deposits) at December 31, 2021 were $5.15 billion, reflecting an increase of $472.6 million, or 10 percent, when compared to $4.67 billion at December 31, 2020.

•

Asset quality metrics continued to be strong at December 31, 2021.  Nonperforming assets at December 31, 2021 were $15.6 million, or 0.26 percent of total assets.  Total loans past due 30 through 89 days and still accruing were $8.6 million or 0.18 percent of total loans at December 31, 2021.

•	The Bank’s capital ratios at December 31, 2021 remain well above regulatory well capitalized standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES:  Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s consolidated financial statements contains a summary of the Company’s significant accounting policies.

Management believes that the Company’s policy with respect to the methodology for the determination of the allowance for loan and lease losses involves a high degree of complexity and requires Management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

The provision for loan losses is based upon Management’s evaluation of the adequacy of the allowance, including an assessment of known and inherent risks in the portfolio, giving consideration to the size and composition of the loan portfolio, actual loan loss experience, level of delinquencies, classified loans and nonperforming loans, detailed analysis of individual loans for which full collectability may not be assured, the existence and estimated fair value of any underlying collateral and guarantees securing the loans, and current economic and market conditions. Although Management uses the best information available, the level of the allowance for loan and lease losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to take additional provisions for loan and lease losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in New Jersey and, to a lesser extent, New York City.  Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for loan and lease losses and allowance for loan and lease losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

EARNINGS SUMMARY:  The following table presents certain key aspects of our performance for the years ended December 31, 2021, 2020 and 2019.

	At or for the Years Ended December 31,			Change
(Dollars in thousands, except share and per share data)	2021	2020	2019	2021 v 2020	2020 v 2019
Results of Operations:
Interest income	$160,067	$165,750	$180,670	$(5,683)	$(14,920)
Interest expense	22,006	38,148	60,396	(16,142)	(22,248)
Net interest income	138,061	127,602	120,274	10,459	7,328
Provision for loan losses	6,475	32,400	4,000	(25,925)	28,400
Net interest income after provision for loan losses	131,586	95,202	116,274	36,384	(21,072)
Wealth management fee income	52,987	40,861	38,363	12,126	2,498
Other income	19,256	20,899	16,333	(1,643)	4,566
Total operating expense	126,167	124,959	104,848	1,208	20,111
Income before income tax expense	77,662	32,003	66,122	45,659	(34,119)
Income tax expense	21,040	5,811	18,688	15,229	(12,877)
Net income	$56,622	$26,192	$47,434	$30,430	$(21,242)

Per Share Data:
Basic earnings per common share	$3.01	$1.39	$2.46	$1.62	$(1.07)
Diluted earnings per common share	2.93	1.37	2.44	1.56	(1.07)
Cash dividends declared	0.20	0.20	0.20	—	—
Book value end-of-period	29.70	27.78	26.61	1.92	1.17

Average common shares outstanding	18,788,679	18,896,825	19,268,870	(108,146)	(372,045)
Common stock equivalents (dilutive)	503,923	184,362	142,578	319,561	41,784
Diluted average common shares outstanding	19,292,602	19,081,187	19,411,448	211,415	(330,261)

Average equity to average assets	8.93%	8.87%	10.19%	0.06%	(1.32)%
Return on average assets	0.94	0.45	0.99	0.49	(0.54)
Return on average equity	10.56	5.11	9.70	5.45	(4.59)
Dividend payout ratio	6.67	14.43	8.15	(7.76)	6.28

Net interest margin	2.38	2.31	2.63	0.07	(0.32)
Noninterest expenses to average assets	2.10	2.16	2.19	(0.06)	(0.03)
Noninterest income to average assets	1.20	1.07	1.14	0.13	(0.07)

Balance sheet data (at period end):
Total assets	$6,077,993	$5,890,442	$5,182,879	$187,551	$707,563
Securities held to maturity	108,680	—	—	108,680	—
Securities available to sale	796,753	622,689	390,755	174,064	231,934
Equity security	14,685	15,117	10,836	(432)	4,281
FHLB and FRB stock, at cost	12,950	13,709	24,068	(759)	(10,359)
Total loans	4,806,721	4,372,437	4,394,137	434,284	(21,700)
Allowance for loan losses	61,697	67,309	43,676	(5,612)	23,633
Total deposits	5,266,149	4,818,484	4,243,511	447,665	574,973
Total shareholders’ equity	546,388	527,122	503,652	19,266	23,470
Cash dividends:
Common	3,775	3,780	3,865	(5)	(85)
Assets under management and/or administration at Wealth Management Division (market value)	11.1 billion	8.8 billion	7.5 billion	2.3 billion	1.3 billion

Asset quality ratios (at period end):

Nonperforming loans to total loans	0.32%	0.26%	0.66%	0.06%	(0.40)%
Nonperforming assets to total assets	0.26	0.19	0.56	0.07	(0.37)
Allowance for loan losses to nonperforming loans	396.18	589.91	151.23	(193.73)	438.68
Allowance for loan losses to total loans	1.28	1.54	0.99	(0.26)	0.55
Net charge-offs/(recoveries) to average loans plus other real estate owned	0.27	0.19	(0.03)	0.08	0.22

Liquidity and capital ratios:
Average loans to average deposits	89.17%	96.97%	100.80%	(7.80)%	(3.83)%
Total shareholders’ equity to total assets	8.99	8.95	9.72	0.04	(0.77)

Selected Balance Sheet Ratios of the Company:
Regulatory total capital to risk-weighted assets	14.64%	17.67%	14.20%	(3.03)%	3.47%
Regulatory leverage ratio	8.29	8.53	9.33	(0.24)	(0.80)
Average loans to average deposits	89.28	96.97	100.80	(7.69)	(3.83)
Noninterest bearing deposits to total deposits	18.16	17.30	12.47	0.86	4.83
Time deposits to total deposits	9.02	12.37	16.85	(3.35)	(4.48)

2021 compared to 2020

The Company recorded net income of $56.62 million and diluted earnings per share of $2.93 for the year ended December 31, 2021, compared to net income of $26.19 million and diluted earnings per share of $1.37 for the year ended December 31, 2020. These results produced a return on average assets of 0.94 percent and 0.45 percent for 2021 and 2020, respectively, and a return on average shareholders’ equity of 10.56 percent and 5.11 percent for 2021 and 2020, respectively.

The increase in net income for 2021 was principally driven by the Company’s wealth management and commercial banking businesses. 2021 included increased wealth management income, corporate advisory fees and SBA income, as well as increased net interest income resulting from asset growth, coupled with margin improvement.  The earnings for 2021 also benefitted from a significantly lower provision for loan losses. These improvements to net income were partially offset by a tax benefit of $3.2 million recorded in the first quarter of 2020 caused by the changes in the treatment of tax net operating losses (“NOL”) under the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  Increased net interest income was due to the Company strategically lowering its cost of interest-bearing liabilities by increasing transaction accounts and decreasing the certificates of deposits and borrowed funds combined with an increase in average interest-earning assets in 2021.  Operating expenses increased by $1.2 million due to twelve months of expense related to the December 2020 hires of Noyes and Lucas, six months of expense related the July 2021 acquisition of PPSG, a swap valuation allowance of $2.20 million, the redemption of subordinated debt expense of $648,000, and severance expense related to corporate restructurings of $1.5 million. 2020 operating expenses included a $4.78 million prepayment of FHLB advances, $4.43 million valuation allowance for a loan held for sale, $210,000 for the consolidation of two private banking offices and $278,000 for the closure of a retail branch.

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

The following table summarizes the Company’s net interest income and margin, on a fully tax-equivalent basis (“FTE basis”), for the periods indicated:

	Years Ended December 31,
(Dollars in thousands)	2021		2020		2019
NII/NIM excluding the below (1)	$134,206	2.50%	$123,099	2.58%	$119,032	2.67%
Prepayment premiums received on loan paydowns	2,085	0.04	1,452	0.02	1,328	0.03
Effect of maintaining excess interest earning cash	(420)	(0.17)	(1,320)	(0.21)	(86)	(0.07)
Effect of PPP loans	2,190	0.01	4,371	(0.08)	—	—
NII/NIM as reported	$138,061	2.38%	$127,602	2.31%	$120,274	2.63%

(1)	“NII” means net interest income and “NIM means net interest margin.

The following table compares the average balance sheets, interest rate spreads and net interest margins for the years ended December 31, 2021, 2020 and 2019 (on an FTE basis):

Year Ended December 31, 2021
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$838,174	$11,577	1.38%
Tax-exempt (1)(2)	6,579	296	4.50
Loans (2)(3):
Mortgages	503,616	15,359	3.05
Commercial mortgages	2,032,318	63,298	3.11
Commercial	1,881,683	66,652	3.54
Commercial construction	20,420	692	3.39
Installment	34,390	1,030	3.00
Home Equity	44,735	1,479	3.31
Other	247	21	8.50
Total loans	4,517,409	148,531	3.29
Federal funds sold	48	—	0.13
Interest-earning deposits	477,477	545	0.11
Total interest-earning assets	5,839,687	160,949	2.76%
Noninterest-earning assets:
Cash and due from banks	10,396
Allowance for loan losses	(67,075)
Premises and equipment	23,094
Other assets	197,893
Total noninterest-earning assets	164,308
Total assets	$6,003,995
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$2,078,658	$4,426	0.21%
Money markets	1,260,865	2,882	0.23
Savings	146,210	75	0.05
Certificates of deposit - retail and listing service	483,889	4,058	0.84
Subtotal interest-bearing deposits	3,969,622	11,441	0.29
Interest-bearing demand - brokered	96,301	1,721	1.79
Certificates of deposit - brokered	33,790	1,058	3.13
Total interest-bearing deposits	4,099,713	14,220	0.35
Borrowed funds	110,077	473	0.43
Finance lease liability	6,260	300	4.79
Subordinated debt	156,888	7,013	4.47
Total interest-bearing liabilities	4,372,938	22,006	0.50%
Noninterest-bearing liabilities:
Demand deposits	959,912
Accrued expenses and other liabilities	134,948
Total noninterest-bearing liabilities	1,094,860
Shareholders’ equity	536,197
Total liabilities and shareholders’ equity	$6,003,995
Net interest income		$138,943
Net interest spread			2.26%
Net interest margin (4)			2.38%
1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2020
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$510,245	$8,782	1.72%
Tax-exempt (1)(2)	9,479	477	5.03
Loans (2)(3):
Mortgages	528,687	17,882	3.38
Commercial mortgages	1,958,262	64,541	3.30
Commercial	1,969,115	71,037	3.61
Commercial construction	5,932	295	4.97
Installment	51,007	1,532	3.00
Home Equity	53,853	1,940	3.60
Other	311	29	9.32
Total loans	4,567,167	157,256	3.44
Federal funds sold	102	—	0.25
Interest-earning deposits	504,753	968	0.19
Total interest-earning assets	5,591,746	$167,483	3.00%
Noninterest-earning assets:
Cash and due from banks	7,025
Allowance for loan losses	(61,401)
Premises and equipment	21,455
Other assets	219,287
Total noninterest-earning assets	186,366
Total assets	$5,778,112
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$1,742,846	$7,279	0.42%
Money markets	1,227,295	6,185	0.50
Savings	120,780	63	0.05
Certificates of deposit - retail and listing service	654,652	11,476	1.75
Subtotal interest-bearing deposits	3,745,573	25,003	0.67
Interest-bearing demand - brokered	143,388	2,773	1.93
Certificates of deposit - brokered	33,735	1,061	3.15
Total interest-bearing deposits	3,922,696	28,837	0.74
Borrowed funds	308,814	3,976	1.29
Finance lease liability	7,157	343	4.79
Subordinated debt	86,246	4,992	5.79
Total interest-bearing liabilities	4,324,913	38,148	0.88%
Noninterest-bearing liabilities:
Demand deposits	787,191
Accrued expenses and other liabilities	153,648
Total noninterest-bearing liabilities	940,839
Shareholders’ equity	512,360
Total liabilities and shareholders’ equity	$5,778,112
Net interest income		$129,335
Net interest spread			2.12%
Net interest margin (4)			2.31%
1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2019
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$391,666	$10,228	2.61%
Tax-exempt (1)(2)	14,930	728	4.88
Loans (2)(3):
Mortgages	565,935	19,321	3.41
Commercial mortgages	1,857,014	72,061	3.88
Commercial	1,498,077	71,071	4.74
Commercial construction	1,881	132	7.02
Installment	54,555	2,246	4.12
Home Equity	60,036	2,981	4.97
Other	391	42	10.74
Total loans	4,037,889	167,854	4.16
Federal funds sold	102	—	0.25
Interest-earning deposits	223,629	4,457	1.99
Total interest-earning assets	4,668,216	$183,267	3.93%
Noninterest-earning assets:
Cash and due from banks	5,477
Allowance for loan losses	(40,328)
Premises and equipment	21,176
Other assets	142,156
Total noninterest-earning assets	128,481
Total assets	$4,796,697
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$1,342,901	$15,789	1.18%
Money markets	1,189,880	16,434	1.38
Savings	113,312	63	0.06
Certificates of deposit - retail and listing service	631,999	14,210	2.25
Subtotal interest-bearing deposits	3,278,092	46,496	1.42
Interest-bearing demand – brokered	180,000	3,457	1.92
Certificates of deposit – brokered	42,460	1,225	2.89
Total interest-bearing deposits	3,500,552	51,178	1.46
Borrowed funds	136,992	3,941	2.88
Finance lease liability	7,956	382	4.80
Subordinated debt	83,300	4,895	5.88
Total interest-bearing liabilities	3,728,800	60,396	1.62%
Noninterest-bearing liabilities:
Demand deposits	505,486
Accrued expenses and other liabilities	73,601
Total noninterest-bearing liabilities	579,087
Shareholders’ equity	488,810
Total liabilities and shareholders’ equity	$4,796,697
Net interest income		$122,871
Net interest spread			2.31%
Net interest margin (4)			2.63%

1.	Average balances for available for sale securities are based on amortized cost.
2.	Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
3.	Loans are stated net of unearned income and include nonaccrual loans.
4.	Net interest income on an FTE basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on an FTE basis) for the periods indicated are shown below:

	Year Ended 2021 Compared with 2020			Year Ended 2020 Compared with 2019
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$4,296	$(1,682)	$2,614	$2,038	$(3,735)	$(1,697)
Loans	(1,588)	(7,137)	(8,725)	21,463	(32,061)	(10,598)
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	(48)	(375)	(423)	2,652	(6,141)	(3,489)
Total interest income	$2,660	$(9,194)	$(6,534)	$26,153	$(41,937)	$(15,784)
LIABILITIES:
Checking	$703	$(3,556)	$(2,853)	$2,838	$(11,348)	$(8,510)
Money market	173	(3,476)	(3,303)	286	(10,535)	(10,249)
Savings	12	—	12	11	(11)	—
Certificates of deposit - retail	(2,478)	(4,940)	(7,418)	498	(3,232)	(2,734)
Certificates of deposit - brokered	2	(5)	(3)	(271)	107	(164)
Interest bearing demand brokered	(862)	(190)	(1,052)	(702)	18	(684)
Borrowed funds	(2,504)	(999)	(3,503)	464	(429)	35
Finance lease liability	(42)	(1)	(43)	(39)	—	(39)
Subordinated debt	3,159	(1,138)	2,021	172	(75)	97
Total interest expense	$(1,837)	$(14,305)	$(16,142)	$3,257	$(25,505)	$(22,248)
Net interest income	$4,497	$5,111	$9,608	$22,896	$(16,432)	$6,464

2021 compared to 2020

Net interest income, on a fully tax-equivalent basis, grew $9.6 million, or 7 percent, in 2021 to $138.9 million from $129.3 million in 2020. The net interest margin was 2.38 percent and 2.31 percent for the years ended December 31, 2021 and 2020, respectively, an increase of 7 basis points year over year. The growth in net interest income and NIM for the year ended December 31, 2021, when compared to 2020 was due to the Bank strategically lowering its cost of interest-bearing liabilities and a decline in the average balance of lower yielding PPP loans. NIM also benefitted from the use of some of our excess liquidity to purchase investment securities when compared to the 2020.

On a fully tax-equivalent basis, interest income on average interest-earning assets decreased $6.5 million, or 4 percent, to $160.9 million in 2021 from $167.5 million in 2020. Average interest-earning assets for the year ended December 31, 2021, totaled $5.84 billion compared to $5.59 billion for 2020, an increase of $247.9 million or 4 percent. The increase in the average balance of interest-earning assets for the year ended December 31, 2021, reflected an increase in the average balance of investment securities, partially offset by a decline in the average balances of loans and interest-earning deposits. The average rate earned on earning assets was 2.76 percent in 2021, compared to 3.00 percent in 2020, a decrease of 24 basis points.  The decrease in average yields on interest-earning assets for the year ended December 31, 2021, was due to a declining rate environment, which resulted in a decrease in the average yield on our loan portfolio of 15 basis points. The average yield on interest-earning assets was also affected by elevated levels of lower yielding investment securities. The one-month LIBOR has declined by approximately 150 basis points from the beginning of 2020.  The Federal Open Market Committee also reduced the target Federal Funds rate to 0 percent from 0.25 percent in March 2020 due to the economic disruption caused by COVID-19. With the transformation to a commercial bank balance sheet and business model, the Company’s interest rate sensitivity models indicate the Company is asset sensitive as of December 31, 2021, and that net interest income would improve in a rising rate environment but decline in a falling rate environment.

The increase in the average balance of interest-earning assets for the year ended December 31, 2021, as compared to 2020, reflects an increase in the average balance of investments, offset by a slight decline in the average balance of loans.  Average loans declined slightly by $49.8 million to $4.52 billion driven by a decline in residential mortgages of $25.1 million to $503.6 million and commercial loans of $87.4 million to $1.88 billion. The decline in the residential portfolio for the year ended December 31, 2021 was partially due to the sale of $12.2 million of fixed-rate residential mortgage loans as part of the Company’s balance sheet management. The commercial loan decline was primarily due to the forgiveness and sale of PPP loans, which declined $181.8 million to $13.8 million at December 31, 2021. The declines in the residential and commercial loan portfolios were partially offset by an increase of $74.1 million in commercial mortgages to $2.03 billion. The increased multifamily production helped to offset loan portfolio run-off and utilize excess liquidity.

The average balance of investment securities totaled $844.8 million for 2021 compared to $519.7 million for 2020, reflecting an increase of $325.0 million, or 63 percent.  The increase in the average balance of investment securities was due to the purchase of securities to maintain the size of the portfolio in anticipation of maturities and to utilize excess liquidity.

The average balance of interest-earning deposits totaled $477.5 million for 2021 compared to $504.8 million for 2020, reflecting a decrease of $27.3 million or 5 percent.  The decrease in the average balance of interest-earning deposits for 2021 was primarily due to the Company’s deploying balance sheet liquidity to fund multifamily loan originations and investment security purchases.

Average interest-bearing liabilities for the year ended December 31, 2021, totaled $4.37 billion, an increase of $48.0 million, or 1 percent, from $4.32 billion for 2020. The average rate paid decreased 38 basis points to 0.50 percent for 2021 from 0.88 percent for 2020. The increase in the average balance of interest-bearing liabilities was principally due to growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand but including funds from reciprocal deposits) of $224.0 million for 2021 despite CDs declining $170.8 million.  The growth in customer deposits was primarily sourced from our branch network and was due to a focus on providing high-touch client service; new deposit relationships related to PPP; and a full array of treasury management products that support core deposit growth. This growth was partially offset by a decline of $47.0 million of brokered deposits.

Average rates paid on interest-bearing deposits for 2021 were 0.35 percent compared to 0.74 percent for 2020, reflecting a decrease of 39 basis points.  The decrease in the average rate paid on deposits was principally due to repricing of our deposit base to align with the recent Fed rate decreases as well as allowing higher costing deposits to run-off.

The average balance of borrowings was $110.1 million for 2021 compared to $308.8 million during 2020, a decrease of $198.7 million.  The decrease in the average balance of borrowings was principally due to the Company’s participation in the Federal Reserve’s Paycheck Protection Plan Lending Facility (“PPPLF”), which decreased as PPP loans were forgiven as well as the Company’s prepayment of $105.0 million of FHLB advances during the fourth quarter of 2020 and $15.0 million during the second quarter of 2021. The average cost of borrowings decreased 86 basis points for 2021 when compared to 2020 primarily due to the prepayment of the FHLB borrowings, which had a weighted average cost of 3.20 percent.

In June 2021, the Company redeemed $50.0 million of subordinated debt bearing interest at an annual rate of 6.0 percent, issued in June 2016 that was set to re-price to approximately 5.0 percent. In December 2020, the Company issued $100.0 million of subordinated debt ($98.2 million net of issuance costs) bearing interest at an annual rate of 3.50 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2030 or earlier redemption. In December 2017, the Company issued $35.0 million of subordinated debt ($34.1 million net of issuance costs) bearing interest at an annual rate of 4.75 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2027 or earlier redemption.

INVESTMENT SECURITIES:  Investment securities held to maturity are those securities that the Company has both the ability and intent to hold to maturity.  These securities are carried at amortized cost.  Investment securities available for sale are purchased, sold and/or maintained as a part of the Company’s overall balance sheet, liquidity and interest rate risk management strategies, and in response to changes in interest rates, liquidity needs, prepayment speeds and/or other factors. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes.  Realized gains and losses are recognized in income at the time the securities are sold.  Equity securities are carried at fair value with unrealized gains and losses recorded in non-interest income.

At December 31, 2021, the Company had investment securities held to maturity with a carrying cost of $108.7 million and an estimated fair value of $108.5 million.  The Company did not have any investment securities held to maturity as of December 31, 2020.

At December 31, 2021, the Company had investment securities available for sale with an estimated fair value of $796.8 million compared with $622.7 million at December 31, 2020. The increase was due to purchases of U.S. government-

sponsored securities with excess liquidity as deposits exceeded loan growth.  A net unrealized loss (net of income tax) of $9.9 million and a net unrealized gain (net of income tax) of $5.5 million were included in shareholders’ equity at December 31, 2021 and 2020, respectively.

The Company had one equity security (a CRA investment security) with a fair value of $14.7 million and $15.1 million at December 31, 2021 and 2020, respectively.  The Company recorded a $432,000 unrealized loss in securities gains/losses, net on the Consolidated Statements of Income for the year ended December 31, 2021, as compared to a $281,000 unrealized gain for the year ended December 31, 2020 related to the change in the market value of the equity security.

The amortized cost and fair value of investment securities held to maturity and available for sale at December 31, 2021, 2020 and 2019 are shown below:

	2021		2020		2019
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment securities - held to maturity:
U.S. government-sponsored agencies	$40,000	$39,982	$—	$—	$—	$—
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	68,680	68,478	—	—	—	—
Total investment securities - held to maturity	$108,680	$108,460	$—	$—	$—	$—
Investment securities - available for sale:
U.S. treasuries	$—	$—	$2,613	$2,613	$—	$—
U.S. government-sponsored agencies	280,045	272,221	84,424	83,771	34,961	34,784
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	481,062	476,974	467,915	476,058	337,489	338,904
SBA pool securities	40,649	39,561	49,457	49,129	2,799	2,784
State and political subdivision	5,431	5,476	7,987	8,089	11,175	11,215
Corporate bond	2,500	2,521	3,000	3,029	3,000	3,068
Total investment securities - available for sale	$809,687	$796,753	$615,396	$622,689	$389,424	$390,755
Total investment securities	$918,367	$905,213	$615,396	$622,689	$389,424	$390,755

The following table presents the contractual maturities and yields of debt securities held to maturity and available for sale as of December 31, 2021.  The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities - held to maturity:
U.S. government-sponsored agencies	$—	$15,000	$25,000	$—	$40,000
	—%	1.35%	1.64%	—%	1.53%
Mortgage-backed securities-	$—	$—	$—	$68,680	$68,680
residential (1)	—%	—%	—%	1.68%	1.68%
Total investment securities - held to maturity	$—	$15,000	$25,000	$68,680	$108,680
	—%	1.35%	1.64%	1.68%	1.63%

Investment securities - available for sale:
U.S. government-sponsored agencies	$—	$5,570	$121,286	$145,365	$272,221
	—%	1.00%	1.32%	1.69%	1.51%
Mortgage-backed securities-	$25,167	$19,865	$42,764	$389,178	$476,974
residential (1)	1.25%	2.38%	1.66%	1.47%	1.51%
SBA pool securities	$—	$—	$5,613	$33,948	$39,561
	—%	—%	2.04%	1.20%	1.32%
State and political subdivisions (2)	$3,554	$1,922	$—	$—	$5,476
	2.16%	2.22%	—%	—%	2.18%
Corporate bond	$—	$—	$2,521	$—	$2,521
	—%	—%	3.00%	—%	3.00%
Total investment securities - available for sale	$28,721	$27,357	$172,184	$568,491	$796,753
	1.36%	2.08%	1.45%	1.51%	1.51%
Total investment securities	$28,721	$42,357	$197,184	$637,171	$905,433
	1.36%	1.83%	1.48%	1.53%	1.53%
(1)	Shown using stated final maturity
(2)	Yields presented on a fully tax-equivalent basis, using a 21 percent federal income tax.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies.  The combined average balance of these investments during 2021 was $477.5 million compared to $504.8 million in 2020.

LOANS:  The loan portfolio represents the largest portion of the Company’s interest-earning assets and is the primary source of interest and fee income.  Loans are primarily originated in New Jersey and the boroughs of New York City and, to a lesser extent, Pennsylvania and Delaware.  As of December 31, 2021, 41 percent of the total loan portfolio was concentrated in C&I loans (including equipment financing), 33 percent in multifamily loans and 14 percent in commercial mortgages.

Total loans were $4.81 billion and $4.37 billion at December 31, 2021 and 2020, respectively, an increase of $434.3 million, over the previous year. Multifamily mortgage loans were $1.60 billion at December 31, 2021, an increase of $468.9 million or 42 percent when compared to December 31, 2020 due to increased originations.  The Bank utilized its excess liquidity to fund multifamily originations of $624.3 million in 2021 compared to $76.6 million in 2020.  During 2021, commercial mortgages decreased $28.7 million due to increased paydowns compared to 2020. Commercial loans, which includes equipment financing, totaled $1.96 billion at December 31, 2021.  This was a slight increase when compared to December 31, 2020. This portfolio includes loans issued under the PPP, a program under the CARES Act.  The December 31, 2021 commercial loan balance included PPP loans of $13.8 million compared to $195.6 million at December 31, 2020.

In late 2015, the Company began originating loans that are partially guaranteed by the SBA, for the purposes of providing working capital and/or, financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up businesses.  All SBA loans are underwritten and documented as prescribed by the SBA.  The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion held in the loan portfolio.  During 2021, the Bank sold $37.6 million of the guaranteed portion of SBA loans into the secondary market.  As of December 31, 2021, the balance of the non-guaranteed portion of SBA loans held on our balance sheet totaled $30.1 million and is included in commercial loans.

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2021:

			After 5 But
	Within	After 1 But	Within	After
(In thousands)	One Year	Within 5 Years	15 Years	15 Years	Total
Residential mortgage	$82,668	$313,316	$82,491	$19,825	$498,300
Commercial mortgage (including multifamily)	754,936	1,149,611	333,389	20,556	2,258,492
Commercial loans (including equipment financing)	993,844	904,611	56,702	—	1,955,157
Commercial construction	13,482	—	6,562	—	20,044
Home equity lines of credit	40,593	210	—	—	40,803
Consumer and other loans	28,170	4,959	731	65	33,925
Total loans	$1,913,693	$2,372,707	$479,875	$40,446	$4,806,721

The following table presents the loans, by loan type, that have a fixed interest rate and an adjustable interest rate due after one year at December 31, 2021:

	Fixed	Adjustable
(In thousands)	Interest Rate	Interest Rate
Residential mortgage	$216,624	$199,008
Commercial mortgage (including multifamily)	149,894	1,353,662
Commercial loans	831,864	129,449
Commercial construction	6,562	—
Consumer loans	5,755	—
Home equity loans	—	210
Total loans	$1,210,699	$1,682,329

The Company has not made nor invested in subprime loans or “Alt-A” type mortgages.

The geographic breakdown of the multifamily portfolio, net of participated multifamily loans, at December 31, 2021 is as follows:

(Dollars in thousands)
New York	$802,231	51%
New Jersey	518,468	32
Pennsylvania	245,693	15
Delaware	29,474	2
Total Multifamily	$1,595,866	100%

A further breakdown of the multifamily portfolio by county within each respective State is as follows:

New Jersey		New York		Pennsylvania		Delaware
Essex County	27%	Bronx County	54%	Philadelphia		New Castle County	100%
				County	60%
Hudson County	26	Kings County	21	York County	12
Union County	16	New York County	17	Lehigh County	12
Somerset County	7	All other NY counties	8	Lycoming County	4
Morris County	6			Lackawanna County	3
Monmouth County	4			All other PA counties	9
Passaic County	3
All other NJ counties	11
Total	100%	Total	100%	Total	100%	Total	100%

Principal types of owner occupied commercial real estate properties (by Call Report code), included in commercial mortgage loans on the balance sheet, at December 31, 2021 are:

(Dollars in thousands)
Office Buildings/Office Condominiums	$75,896	30%
Industrial (including Warehouse)	63,301	25
Medical Offices	45,806	18
Retail Buildings/Shopping Centers	26,554	11
Other Owner Occupied CRE Properties	41,046	16
Total Owner Occupied CRE Loans	$252,603	100%

Principal types of non-owner occupied commercial real estate properties (by Call Report code), at December 31, 2021 are as follows.  These loans are included in commercial mortgage loans and commercial loans on the Company’s balance sheet.

(Dollars in thousands)
Retail Buildings/Shopping Centers	$280,519	28%
Healthcare	239,252	24
Office Buildings/Office Condominiums	92,335	9
Hotels and Hospitality	96,626	10
Industrial (including Warehouse)	81,985	8
Medical Offices	44,517	4
Mixed Use (Commercial/Residential)	42,684	4
Mixed Use (Retail/Office)	29,811	3
Other Non-Owner Occupied CRE Properties	96,250	10
Total Non-Owner Occupied CRE Loans	$1,003,979	100%

At December 31, 2021 and 2020, the Bank had a concentration in commercial real estate loans as defined by applicable regulatory guidance.  The following table presents such concentration levels at December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	237%	188%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	149	168

Total CRE concentration	386%	356%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

GOODWILL:  At December 31, 2021, goodwill totaled $36.2 million, an increase of $3.1 million from $33.1 million at December 31, 2020.  The increase in goodwill was due to the acquisition of Princeton Portfolio Strategies Group completed in July 2021.  The Bank intends to continue to grow its wealth management business through acquisition.

DEPOSITS:  At December 31, 2021 and 2020, the Company reported total deposits of $5.27 billion and $4.82 billion, an increase of $447.7 million, or 9 percent, year over year. The Company’s strategy is to fund a majority of its loan growth with core deposits, which is an important factor in the generation of net interest income. The Company’s average deposits for 2021 increased $349.7 million, or 7 percent, over 2020 average levels to $5.06 billion. The Company saw the largest dollar growth in noninterest-bearing demand and interest-bearing checking balances. The growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) has come from an increase in retail deposits from our branch network; a focus on providing high-touch client service; new deposit relationships related to our participation in the PPP; and a full array of treasury management products that support core deposit growth. The Company has also successfully focused on:

•	Growth in deposits associated with its private banking activities, including lending activities; and
•	Business and personal core deposit generation, particularly noninterest-bearing demand and checking.

The Company continues to maintain brokered interest-bearing demand deposits matched to interest rate swaps, thereby extending their duration.  Such deposits are generally a more cost-effective alternative to wholesale borrowings and do not require pledging of collateral, as the borrowings do. These deposits decreased to $85.0 million at December 31, 2021 from $110.0 million at the same period in 2020. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. At December 31, 2021, there were $85.0 million of notional principal interest rate swaps matched to these deposits for interest rate risk management purposes.

The following table sets forth information concerning the composition of the Company’s average balance of deposits and average interest rates paid for the following years:

(Dollars in thousands)	2021		2020		2019
Noninterest-bearing demand	$959,912	—%	$787,191	—%	$505,486	—%
Checking	2,078,658	0.21	1,742,846	0.42	1,342,901	1.18
Savings	146,210	0.05	120,780	0.05	113,312	0.06
Money markets	1,260,865	0.23	1,227,295	0.50	1,189,880	1.38
Certificates of deposit - retail and listing service	483,889	0.84	654,652	1.75	631,999	2.25
Interest-bearing
Demand - brokered	96,301	1.79	143,388	1.93	180,000	1.92
Certificates of deposit - brokered	33,790	3.13	33,735	3.15	42,460	2.89
Total deposits	$5,059,625	0.28%	$4,709,887	0.61%	$4,006,038	1.28%

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks.  Reciprocal deposits of $647.8 million, $652.5 million and $423.8 million are included in the Company’s interest-bearing checking deposits as of December 31, 2021, 2020, and 2019, respectively.

At December 31, 2021, the aggregate amount of deposits that exceeded the FDIC insurance limit of $250,000 was $959.9 million. At December 31, 2021, the aggregate amount of uninsured time deposits (which are deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $140.4 million. At December 31, 2021, we had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table shows the maturity for certificates of deposit of $250,000 or more as of December 31, 2021 (in thousands):

Three months or less	$59,255
Over three months through six months	35,296
Over six months through twelve months	29,451
Over twelve months	16,410
Total	$140,412

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS:  As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank.

The Company did not have any overnight borrowings at December 31, 2021, 2020 or 2019.

During the quarter ended June 30, 2021, the Company terminated an interest rate swap with a notional amount of $15.0 million that was tied to a one-month FHLB advance totaling $15.0 million.

The Company prepaid $105.0 million of FHLB advances, which had a weighted-average interest rate of 3.20 percent resulting in a prepayment penalty of $4.8 million, during 2020.  The repayment of the FHLB advances was expected to provide a benefit to interest expense greater than the prepayment penalty over the remaining life of the advances.

The Company had no borrowings from the PPPLF at December 31, 2021 compared to $177.1 million at December 31, 2020.  The borrowings had a rate of 0.35 percent, primarily all of which had a two-year maturity.  The Company utilized the PPPLF to fund PPP loan production.

At December 31, 2021, unused short-term or overnight borrowing commitments totaled $1.8 billion from the FHLB, $22.0 million from correspondent banks and $1.2 billion from the Federal Reserve Bank.

SUBORDINATED DEBT:  In June 2016, the Company issued $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2016 Notes”) to certain institutional investors. The 2016 Notes were non-callable for five years, had a stated maturity of June 30, 2026, and bore interest at a fixed rate of 6.0 percent per year until June 30, 2021. From June 30, 2021 to the maturity date or early redemption date, the interest rate would reset quarterly to a level equal to the then current three-month LIBOR rate plus 485 basis points, payable quarterly in arrears. During the second quarter of 2021, the Company used a portion of the proceeds from the December 2020 subordinated debt issuance to redeem the $50.0 million June 2016 issuance.  The remaining net issuance costs of $648,000 were written-off during the quarter ended June 30, 2021.

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

In December 2020, the Company issued $100.0 million in aggregate principal amount of fixed to floating subordinated notes (the “2020 Notes”) to certain institutional investors.  The 2020 Notes are non-callable for five years, have a stated maturity of December 22, 2030, and bear interest at a fixed rate of 3.50 percent per year until December 22, 2025.  From December 23, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month SOFR plus 326 basis points, payable quarterly in arrears.  Debt issuance costs incurred totaled $1.9 million and are being amortized to maturity.

Subordinated debt is presented net of issuance cost on the Consolidated Statements of Condition. The subordinated debt issuances are included in the Company’s regulatory total capital amount and ratio.

In connection with the issuance of the 2020 Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”) and Moody’s Investors Service (“Moody’s”). KBRA assigned investment grade rating of BBB- and Moody’s assigned investment grade rating of Baa3 for the 2020 Notes at the time of issuance.

ALLOWANCE FOR LOAN LOSSES AND RELATED PROVISION:  The allowance for loan losses was $61.7 million at December 31, 2021 compared to $67.3 million at December 31, 2020. At December 31, 2021, the allowance for loan losses as a percentage of total loans outstanding was 1.28 percent compared to 1.54 percent at December 31, 2020. The provision for loan losses was $6.5 million for 2021, $32.4 million for 2020 and $4.0 million for 2019.

In determining an appropriate amount for the allowance, the Bank segments and evaluates the loan portfolio based on Federal call report codes, which are based on type of collateral. The following portfolio classes have been identified:

a)

Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans in the Tri-State area (New York, New Jersey and Connecticut), Pennsylvania and Florida. On a case by case basis, the Bank will lend in additional states. The Bank has developed a portfolio of mortgage products that are used exclusively to attract or maintain wealth, commercial or retail banking relationships.  When reviewing residential mortgage loan applications, detailed verifiable information is gathered on income, assets, employment and a tri-merged credit report obtained from a credit repository that will determine total monthly debt obligations.  Utilizing an independent appraisal from an approved appraisal management company, the Bank makes residential mortgage loans up to 80 percent of the appraised value and up to 97 percent with private mortgage insurance. Maximum loan-to-value (“LTV”) is determined based on property type and loan amount.  On primary residences and second home properties, LTVs range from a maximum of 80 percent for loan amounts to $970,800 for retail customers to 75 percent for loan amounts to $3 million for wealth customers.  For investment properties, LTVs range from a maximum of 80 percent for loan amounts to $647,200 for retail customers to 65 percent for loan amounts to $3 million for wealth customers.  Loans greater than $3 million will also be considered based on the strength of the overall credit profile of the borrower.   Underwriting guidelines include (i) minimum credit report scores of 680 and (ii) a maximum debt to income ratio of 45 percent. The Bank may consider an exception to any guideline if there are strong compensating factors that address and mitigate any risk.  Generally, the Bank retains in its portfolio residential mortgage loans with fixed rate maturities of no greater than 7 years, which then convert to annually adjusted floating rates.  Community Development loans granted under the Affordable Housing Program are offered with 30-year maturities.  Loans with longer maturities or lower credit scores are sold to secondary market investors.  The Bank does not originate, purchase or carry any sub-prime mortgage loans.

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

b)

Home Equity Lines of Credit. The Bank provides revolving lines of credit against one to four family residences in the Tri-State area. These loans are primarily in a second lien position, but may be used as a first lien, in lieu of a primary residential first mortgage.  When reviewing home equity line of credit applications, the Bank collects detailed verifiable information regarding income, assets, employment and a credit report that will determine total monthly debt obligations. The Bank uses an automated valuation model on all lines up to $250,000 and obtains an independent appraisal of the subject property on all applications exceeding $250,000. LTVs and combined LTVs are capped at 80 percent if the property type is a primary residence. These loans may be subordinate to a first mortgage, which may be from another lending institution. The Bank requires that the mortgage securing the home equity line of credit be no lower than a second lien position. All applications for home equity lines of credit adhere to applicable underwriting standards and guidelines. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception.

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

c)

Junior Lien Loan on Residence.  The Bank provides junior lien loans (“JLL”) against one to four family properties in the Tri-State area. Junior lien loans can be either in the form of an amortizing fixed rate home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank requires that the mortgage securing the JLL be no lower than a second lien position.  When reviewing the JLL application, the Bank collects detailed verifiable information regarding income, assets, employment and a credit report that determines total monthly debt obligations. The Bank uses an automated valuation model on all JLLs up to $250,000 and obtains an independent appraisal of the subject property on all applications exceeding $250,000. LTVs and combined LTVs are capped at 75 percent if the property type is a primary residence. All applications for JLLs adhere to applicable underwriting standards and guidelines. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception.  Primary risk characteristics associated with JLLs typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

d)

Multifamily Loans. Multifamily loans are commercial mortgages on residential apartment buildings. Within the multifamily sector, the Bank’s primary focus is to lend against larger non-luxury apartment buildings and rent regulated properties with at least 30 units that are owned and managed by experienced sponsors. As of December 31, 2021, the average property size in the portfolio was 44 units.

Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expense, maintenance, taxes and debt service. The Bank includes debt service coverage covenants in these loans and the average ratio at original underwriting was about 1.49x. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and their ability to repay the loan. Certain markets, such as the Boroughs of New York City, are rent regulated, and as such, feature rents that are considered to be below market rates. Generally, rent regulated properties are characterized by relatively stable occupancy levels and longer-term tenants. As a loan asset class for many banks, multifamily loans have experienced much lower historical loss rates compared to other types of commercial lending.

The Bank’s loan policy allows loan to appraised value ratios of up to 75 percent and the overall portfolio average loan to value ratio was approximately 58 percent at December 31, 2021 based on appraisals at the time of origination.  The majority of all new originations have a ten-year maturity with a repricing of the interest rate after five years.

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

Management believes that the underwriting guidelines previously described adequately address the primary risk characteristics. Further, the Bank has dedicated staff and resources to monitor and collect on any potentially problematic loans.

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

The following table presents the loan loss experience, by loan type, during the years ended December 31:

(Dollars in thousands)	2021	2020	2019	2018	2017
Average loans outstanding	$4,494,473	$4,552,358	$4,035,603	$3,762,322	$3,564,362
Allowance for loan losses at beginning of year	$67,309	$43,676	$38,504	$36,440	$32,208
Loans charged-off during the period:
Residential mortgage	12	559	80	138	889
Commercial mortgage	7,137	1,485	—	1,632	734
Commercial	5,019	7,132	—	110	298
Home equity lines of credit	—	—	—	—	23
Consumer and other	80	27	55	68	77
Total loans charged-off	12,248	9,203	135	1,948	2,021
Recoveries during the period:
Residential mortgage	—	373	205	160	173
Commercial mortgage	—	31	996	70	22
Commercial	66	17	92	218	141
Home equity lines of credit	85	11	10	10	62
Consumer and other	10	4	4	4	5
Total recoveries	161	436	1,307	462	403
Net charge-offs/(recoveries)	12,087	8,767	(1,172)	1,486	1,618
Provision charge to expense	6,475	32,400	4,000	3,550	5,850
Allowance for loan losses at end of year	$61,697	$67,309	$43,676	$38,504	$36,440

Ratios:
Allowance for loan losses/total loans (A)	1.28%	1.54%	0.99%	0.98%	0.98%
General allowance/total loans (A)	1.20%	1.48%	0.93%	0.97%	0.96%
Nonaccrual loans/total loans (A)	0.32%	0.26%	0.66%	0.65%	0.37%
Allowance for loan losses/ total nonperforming loans	396.18%	589.91%	151.23%	149.73%	269.33%
Net charge offs/average loans:
Residential mortgage	0.00%	0.00%	-0.01%	0.00%	0.02%
Commercial mortgage	0.16%	0.03%	-0.02%	0.04%	0.02%
Commercial	0.11%	0.16%	0.00%	0.00%	0.01%
Home equity lines of credit	0.00%	0.00%	0.00%	0.00%	0.00%
Consumer and other	0.00%	0.00%	0.00%	0.00%	0.00%
Total net charge offs/average loans	0.27%	0.19%	-0.03%	0.04%	0.05%

(A)	The December 31, 2021 and 2020 ALLL coverage ratios include PPP loans of $13.8 million and $195.6 million, respectively.

The following table shows the allocation of the allowance for loan losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of the years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(Dollars in thousands)	2021	Loans	2020	Loans	2019	Loans	2018	Loans	2017	Loans
Residential	$1,520	11.3	$3,138	13.0	$2,231	14.6	$3,685	17.1	$4,318	18.4
Commercial and other	59,962	87.8	63,892	86.0	41,149	84.1	34,435	81.2	31,773	78.9
Consumer and other	215	0.9	279	1.0	296	1.3	384	1.7	349	2.7
Total	$61,697	100.0	$67,309	100.0	$43,676	100.0	$38,504	100.0	$36,440	100.0

The allowance for loan losses as of December 31, 2021 totaled $61.7 million compared to $67.3 million at December 31, 2020.  The allowance for loan losses as a percentage of loans was 1.28 percent as of December 31, 2021 and 1.54 percent as of December 31, 2020.  The provision for loan losses for 2021 totaled $6.5 million compared with $32.4 million for 2020. The decreased provision for loan and lease losses primarily reflected the reduced qualitative factors when calculating the allowance for loan losses due to the improvement in the unemployment rate and a decrease in loan deferrals entered into during the COVID-19 pandemic from the prior year. The Company’s provision for loan and lease losses (and its allowance for loan and leases losses) also reflect the Company’s assessment of asset quality metrics, net loan decline, increased net charge-offs, and the composition of the loan portfolio. The Company believes that the allowance for loan losses as of December 31, 2021, represents a reasonable estimate for probable incurred losses in the portfolio at that date.  Effective January 1, 2022, the Company adopted new accounting guidance, which requires the Company to estimate CECL. The Company is currently in the process of finalizing its implementation of controls and processes and performing model validation which could affect the final impact of the adoption of this standard.

The portion of the allowance for loan losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, was $57.5 million at December 31, 2021 and $64.6 million at December 31, 2020. General reserves at December 31, 2021 represented 1.20 percent of loans collectively evaluated for impairment compared to 1.48 percent at December 31, 2020. The specific reserves on impaired loans were $4.2 million at December 31, 2021 compared to $2.7 million at December 31, 2020. Specific reserves were attributable to a $4.2 million reserve associated with one commercial real estate loan with a large retail component totaling $12.8 million at December 31, 2021.

The allowance for loan losses as a percentage of nonperforming loans decreased to 396.18 percent due to an increase in nonperforming loans partially offset by net charge-offs of $12.1 million.  Nonperforming loans increased from $11.4 million to $15.6 million during the year. Nonperforming loans increased primarily due to the transfer of the large commercial real estate loan noted above. Nonperforming loans are specifically evaluated for impairment. Also, the Company commonly records partial charge-offs of the excess of the principal balance over the fair value, less estimated costs to sell, of collateral for collateral-dependent impaired loans.  As a result, the allowance for loan losses does not always change proportionately with changes in nonperforming loans. The Company charged off $12.2 million on loans identified as collateral-dependent impaired loans during 2021, which included a $7.1 million charge-off of the specific reserve on the above mentioned commercial real estate loan compared to $6.0 million on loans during 2020.

ASSET QUALITY:  The following table presents various asset quality data at the dates indicated. These tables do not include loans held for sale.

	December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Loans past due 30-89 days (1)	$8,606	$5,053	$1,910	$1,099	$246

Troubled debt restructured loans	$3,575	$4,247	$28,178	$24,801	$17,591
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Nonaccrual loans (2)	15,573	11,410	28,881	25,715	13,530
Total nonperforming loans	15,573	11,410	28,881	25,715	13,530
Other real estate owned	—	50	50	—	2,090
Total nonperforming assets	$15,573	$11,460	$28,931	$25,715	$15,620

Ratios:
Total nonperforming loans/total loans	0.32%	0.26%	0.66%	0.65%	0.37%
Total nonperforming loans/total assets	0.26	0.19	0.56	0.56	0.32
Total nonperforming assets/total assets	0.26	0.19	0.56	0.56	0.37

(1)	Includes $6.9 million for one equipment lease principally due to administrative issues with the servicer and at the lessee/borrower at December 31, 2021. Payment was received in January.
(2)

The increase in nonaccrual loans in 2021 was due to the one large CRE loan with a retail component located in Manhattan. The decrease in nonaccrual loans for 2020 was due to the transfer of several commercial and residential loans totaling $18.5 million to held for sale.  The increase in nonaccrual loans for 2019 and 2018 was due to the addition of one healthcare real estate secured loan, totaling $14.5 million with a $1.0 million reserve, as of December 31, 2020.

At December 31, 2021, there were no commitments to lend additional funds to borrowers whose loans were classified as nonperforming.

Loan Modifications:  Some borrowers have found it difficult to make their loan payments under contractual terms.  In some of these cases, the Company has chosen to grant concessions and modify certain loan terms, which may be characterized as troubled debt restructurings.  The CARES Act granted relief to borrowers that needed loan deferrals due to the impact of the COVID-19 pandemic.  See Loan Modifications discussion below for details regarding the Company’s treatment of loan deferrals in 2020 and 2021.

The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met.  The revised CARES Act extended TDR relief to loan modifications through January 1, 2022.  This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan.  In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not considered to be experiencing financial difficulty under ASC 310-40.

Throughout 2020 and 2021, the Bank had modified 542 loans with a balance of $947.0 million resulting in the deferral of principal and/or interest for periods ranging from 90 to 180 days.  The table below summarizes the outstanding deferrals as of December 31, 2021.  All of these loans were performing in accordance with their terms prior to modifications and are in conformance with the CARES Act.  Included in the table below is one loan totaling $12.8 million of loan level swaps.  Details with respect to loan modifications are as follows:

		Post-Modification
		Outstanding
	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$145
Investment commercial real estate	1	12,750
Commercial and industrial	4	12,656
Total	6	$25,551

The future performance of these loans, specifically beyond the term of the deferral, is uncertain.  To recognize a credit allowance commensurate with the existing risk, the Company assigned qualitative factors for each of the above portfolio classes for allowance purposes.

TROUBLED DEBT RESTRUCTURINGS:  The following table presents the troubled debt restructured loans, by collateral type, at December 31, 2021 and 2020:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2021	Relationships	2020	Relationships
Primary residential mortgage	$1,468	9	$943	6
Junior lien loan on residence	18	1	—	—
Commercial and industrial	2,089	2	3,304	5
Total	$3,575	12	$4,247	11

At December 31, 2021, there were $1.1 million of troubled debt restructured loans included in nonaccrual loans compared to $4.0 million at December 31, 2020. All troubled debt restructured loans are considered and included in impaired loans at December 31, 2021.  There was no allowance allocated to troubled debt restructured loans at December 31, 2021. At December 31, 2020, all troubled debt restructured loans were considered and included in impaired loans and had specific reserves of $3,000.

Except as disclosed, the Company did not have any potential problem loans at December 31, 2021 or December 31, 2020 that caused Management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

Impaired loans totaled $18.1 million and $16.2 million at December 31, 2021 and 2020, respectively.  Impaired loans include nonaccrual loans of $15.6 million and $11.4 million at December 31, 2021 and 2020, respectively. Impaired loans also include accruing troubled debt restructuring loans of $2.5 million at December 31, 2021 and $201,000 at December 31, 2020.

The following table presents impaired loans, by collateral type, at December 31, 2021 and 2020:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2021	Relationships	2020	Relationships
Primary residential mortgage	$2,242	14	$1,490	11
Junior lien loan on residence	18	1	—	—
Owner-occupied commercial real estate	458	2	807	3
Investment commercial real estate	12,750	1	4,593	1
Commercial and industrial	2,584	4	9,314	10
Total	$18,052	22	$16,204	25
Specific reserves, included in the allowance for loan losses	$4,234		$2,703

CONTRACTUAL OBLIGATIONS:  Leases represent obligations entered into by the Company for the use of land and premises. The leases generally have escalation terms based upon certain defined indexes.  Common area maintenance charges may also apply and are adjusted annually based on the terms of the lease agreements.  The Company adopted the guidance in Topic 842 Leases effective January 1, 2019.  See Note 1 to Notes to Consolidated Financial Statements for further discussion.

Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist of contractual obligations under data processing service agreements. The Company also enters into various routine rental and maintenance contracts for facilities and equipment.  These contracts are generally for one year.

The Company is a limited partner in a Small Business Investment Company (“SBIC”).  As of December 31, 2021, the Company had unfunded commitments of $1.1 million for its investment in SBIC qualified funds.

OFF-BALANCE SHEET ARRANGEMENTS:  The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2021.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$14,779	$249	$—	$—	$15,028
Performance letters of credit	3,117	627	—	—	3,744
Interest rate lock commitments-residential mortgages	28,964	—	—	—	28,964
Total letters of credit	$46,860	$876	$—	$—	$47,736

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME:  The following table presents the major components of other income (excluding income from our wealth management operations, which is discussed separately):

	Years Ended December 31,			Change
(In thousands)	2021	2020	2019	2021 vs 2020	2020 vs 2019
Service charges and fees	$3,697	$3,155	$3,488	$542	$(333)
Bank owned life insurance	1,696	1,273	1,321	423	(48)
Loan fee income	1,646	1,339	1,734	307	(395)
Gains on loans held for sale at fair value (mortgage banking)	2,194	3,266	721	(1,072)	2,545
Securities gains/(losses), net	(432)	281	117	(713)	164
Fee income related to loan level, back-to-back swaps	—	1,620	5,799	(1,620)	(4,179)
Gains/(losses) on loans held for sale at lower of cost or fair value	1,142	7,426	(10)	(6,284)	7,436
Gain on sale of SBA loans	4,939	1,766	2,145	3,173	(379)
Corporate advisory fee income	3,483	265	444	3,218	(179)
Loss on swap termination	(842)	—	—	(842)	—
Other income	1,733	508	574	1,225	(66)
Total other income	$19,256	$20,899	$16,333	$(1,643)	$4,566

2021 compared to 2020

The Company recorded total other income, excluding wealth management fee income, of $19.3 million in 2021, reflecting a decrease of $1.6 million, or 8 percent, compared to 2020 levels. The decrease for 2021 was primarily attributable to a $7.4 million gain on sale of $355.0 million of PPP loans in 2020 partially offset by an increase of $3.7 million in capital market activity (mortgage banking income, fee income related to loan level, back-to-back swaps, corporate advisory fee income and gain on sale of SBA loans).

Income from the sale of newly originated residential mortgages loans decreased $1.1 million to $2.2 million for the year ended December 31, 2021 when compared to $3.3 million for the same period in 2020.  This decrease was a result of the decreased volume of residential mortgage loans originated for sale during 2021 due to a slowdown in refinance and home purchase activity.

The Company did not record any fee income related to loan level, back-to-back swaps during the twelve months ended December 31, 2021 compared to $1.6 million in 2020. The decrease was a result of decreased demand for this product due to the rate environment in 2021.  The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income.  The Company expects back-to-back swap activity will continue to be minimal in the current rate environment.

The Company provides loans that are partially guaranteed by the SBA, to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate and that could be used for start-up business.  All SBA loans are underwritten and documented as prescribed by the SBA.  The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio.  Gain on sale of SBA loans for 2021 increased by $3.2 million to $4.9 million of income related to the Company’s SBA lending and sale program from $1.8 million in 2020.  The 2021 period benefitted by certain changes to SBA lending requirements, which included raising the SBA loan guaranty from 75 percent to 90 percent and eliminated the guaranty fee to both borrowers and lenders through September 30, 2021.

The Company recorded corporate advisory fee income of $3.5 million for 2021 compared to $265,000 for 2020.  2021 included two major corporate advisory/investment banking acquisition transactions.  These transactions tend to be larger and take longer to complete.

Income from the back-to-back swap, corporate advisory fee income and SBA programs are dependent on volume, and thus are not linear from year to year, as some years will be higher than others.

During 2021 the Company recognized a loss on the termination of $842,000 for two interest rate swaps that had a notional value of $40 million with a weighted average cost of 1.50 percent.

The Company recorded $455,000 of additional income related to the net life insurance death benefit under its bank owned life insurance (“BOLI”) policies during 2021.

During the year ended December 31, 2021, the Company recorded a $1.1 million gain on sale on the sale of $57 million of PPP loans to a third party to create additional capacity to process our strong loan pipeline.

Other income included $886,000 of fee income related to the referral of PPP loans to the same party that the Company sold the PPP loans.

The twelve months ended December 31, 2021 included a gain on sale of an other real estate owned (“OREO”) property of $51,000.

The remainder of the increase for the year ended December 31, 2021 when compared to 2020 was primarily due to an increase in commercial lending fees primarily unused credit line fees, loan servicing income and letter of credit fees.

OPERATING EXPENSES:  The following table presents the major components of operating expenses:

	Years Ended December 31,			Change
(In thousands)	2021	2020	2019	2021 vs 2020	2020 vs 2019
Compensation and employee benefits	$81,864	$77,516	$70,129	$4,348	$7,387
Premises and equipment	17,165	16,377	14,735	788	1,642
FDIC assessment	2,071	1,975	277	96	1,698
Other operating expenses:
Professional and legal fees	5,343	4,099	4,506	1,244	(407)
Telephone	1,323	1,432	1,361	(109)	71
Advertising	1,288	1,631	1,363	(343)	268
Amortization of intangible assets	1,598	1,287	1,043	311	244
Branch restructure	228	488	—	(260)	488
FHLB prepayment penalty	—	4,784	—	(4,784)	4,784
Valuation allowance loans held for sale	—	4,425	—	(4,425)	4,425
Swap valuation allowance	2,243	—	—	2,243	—
Write-off of subordinated debt costs	648	—	—	648	—
Other operating expenses	12,396	10,945	11,434	1,451	(489)
Total operating expense	$126,167	$124,959	$104,848	$1,208	$20,111

2021 compared to 2020

Operating expenses totaled $126.2 million in 2021, compared to $125.0 million in 2020, reflecting an increase of $1.2 million, or 1 percent.  Increased operating expenses in 2021 were principally attributable to:  compensation and employee benefits increase of $4.3 million which includes expenses related to the Lucas and Noyes team lift outs completed in December 2020; expenses related to the acquisition of PPSG completed on July 1, 2021; hiring in line with the Company’s strategic plan and normal salary increases; swap valuation allowance of $2.2 million, and $648,000 for the write-off of subordinated debt costs, which were partially offset by 2020 expenses of $4.4 million for valuation allowance for a loan held for sale; $4.8 million for the prepayment of FHLB advances; $278,000 for the closure of a retail branch; and $210,000 for the consolidation of two private banking locations.

INCOME TAXES:  Income tax expense for the year ended December 31, 2021 was $21.0 million as compared to $5.8 million for 2020.  The effective tax rate for the year ended December 31, 2021 was 27.09 percent as compared to 18.16 percent for the year ended December 31, 2020.  During the first quarter of 2020, the Company recorded a $3.34 million tax benefit, principally due to a $3.2 million Federal income tax benefit that resulted from a tax NOL carryback. The Company had a $23.0 million operating loss for tax purposes in 2018 (when the Federal tax rate was 21 percent) resulting from accelerated tax depreciation. Under the CARES Act, the Company was allowed to carry this NOL back to a period when the Federal tax rate was 35 percent, generating a permanent tax benefit.

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

The Company’s capital position during 2021 was benefitted by net income of $56.6 million partially offset by the purchase of shares of $28.6 million through the Company’s stock repurchase program and a change in unrealized loss on securities, net of tax of $15.4 million.

The Company employs quarterly capital stress testing – adverse case and severely adverse case.  In the most recent completed stress test on September 30, 2021, under severely adverse case, no growth scenarios, the Bank remains well capitalized over a two-year stress period.  With a Pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

At December 31, 2021, the Company’s GAAP capital as a percent of total assets was 8.99 percent.  At December 31, 2021, the Company’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 8.29 percent, 10.62 percent, 10.62 percent and 14.64 percent, respectively.  At December 31, 2021, the Bank’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 9.99 percent, 12.80 percent, 12.80 percent and 14.05 percent, respectively.  The Company’s and the Bank’s regulatory capital ratios are all above the ratios to be considered well capitalized under regulatory guidance.

As a result of the enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9 percent, effective January 1, 2020.  Under the CARES Act, the Community Bank Leverage Ratio was temporarily lowered to 8 percent.  The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III. The Bank’s leverage ratio was 9.99 percent at December 31, 2021.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total capital
(to risk-weighted assets)	$672,614	14.05%	$478,628	10.00%	$382,902	8.00%	$502,559	10.50%

Tier I capital
(to risk-weighted assets)	612,762	12.80	382,902	8.00	287,177	6.00	406,834	8.50

Common equity tier I
(to risk-weighted assets)	612,738	12.80	311,108	6.50	215,382	4.50	335,039	7.00

Tier I capital
(to average assets)	612,762	9.99	306,538	5.00	245,231	4.00	245,231	4.00

As of December 31, 2020:
Total capital
(to risk-weighted assets)	$600,478	14.81%	$405,587	10.00%	$324,469	8.00%	$425,866	10.50%

Tier I capital
(to risk-weighted assets)	549,575	13.55	324,469	8.00	243,352	6.00	344,749	8.50

Common equity tier I
(to risk-weighted assets)	549,540	13.55	263,631	6.50	182,514	4.50	283,911	7.00

Tier I capital
(to average assets)	549,575	9.71	283,083	5.00	226,466	4.00	226,466	4.00

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total capital
(to risk-weighted assets)	$700,790	14.64%	N/A	N/A	$382,944	8.00%	$502,614	10.50%

Tier I capital
(to risk-weighted assets)	508,231	10.62	N/A	N/A	287,208	6.00	406,878	8.50

Common equity tier I
(to risk-weighted assets)	508,207	10.62	N/A	N/A	215,406	4.50	335,076	7.00

Tier I capital
(to average assets)	508,231	8.29	N/A	N/A	245,242	4.00	245,242	4.00

As of December 31, 2020:
Total capital
(to risk-weighted assets)	$716,210	17.67%	N/A	N/A	$324,322	8.00%	$425,673	10.50%

Tier I capital
(to risk-weighted assets)	483,535	11.93	N/A	N/A	243,242	6.00	344,592	8.50

Common equity tier I
(to risk-weighted assets)	483,500	11.93	N/A	N/A	182,431	4.50	283,782	7.00

Tier I capital
(to average assets)	483,535	8.53	N/A	N/A	226,624	4.00	226,624	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a three percent discount to market.  On January 30, 2019, the Company eliminated the three percent discount feature. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  All shares purchased through the Plan in both 2021 and 2020 were purchased in the open market.

Management believes the Company’s capital position and capital ratios are adequate. Further, Management believes the Company has sufficient common equity to support its planned growth for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $146.8 million at

December 31, 2021. In addition, the Company had $796.8 million in securities designated as available for sale at December 31, 2021. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $764.4 million and $108.7 million, as of December 31, 2021, respectively, were pledged to secure public funds and for other purposes required or permitted by law.  However, only $33.0 million of that total is actually encumbered.  In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of December 31, 2021, the Company had approximately $1.8 billion of secured funding available from the FHLB and had $1.2 billion of secured funding available from the Federal Reserve Discount Window, none of which was drawn.

Brokered interest-bearing demand (“overnight”) deposits decreased $25.0 million to $85.0 million at December 31, 2021.  The interest rate paid on these deposits allows the Bank to fund operations at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk.  The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of December 31, 2021, the Company has transacted pay fixed, receive floating interest rate swaps totaling $230.0 million in notional amount.

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

Peapack-Gladstone Financial Corporation is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to its shareholders, to repurchase shares of its common stock, and for other corporate purposes. Peapack-Gladstone Financial Corporation’s primary source of income is dividends received from the Bank. The Bank’s ability to pay dividends is governed by applicable law. In December 2020, the Company issued the 2020 Notes to certain institutional investors and retained $98.2 million of proceeds.  At December 31, 2021, Peapack-Gladstone Financial Corporation (unconsolidated basis) had liquid assets of $28.1 million.

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

PEAPACK PRIVATE: This division includes:  investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services.  Officers from Peapack Private are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, at private banking locations in Morristown, New Providence, Princeton, Red Bank, Summit and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware in Greenville, Delaware and Murphy Capital, in Bedminster, New Jersey.

The following table presents certain key aspects of the Peapack Private’s performance for the years ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,			Change
(In thousands)	2021	2020	2019	2021 vs 2020	2020 vs 2019
Total fee income	$52,987	$40,861	$38,363	$12,126	$2,498

Compensation and benefits (included in
Operating Expenses section above)	24,894	23,472	21,204	1,422	2,268

Other operating expense (included in
Operating Expenses section above)	13,020	11,718	10,977	1,302	741

Assets under management and/or
administration (AUM) (market value)	11.1 billion	8.8 billion	7.5 billion

2021 compared to 2020

The market value of assets under management and/or administration (“AUM”) at December 31, 2021 and 2020 was $11.1 billion and $8.8 billion, respectively, an increase of 26 percent. This includes assets held at the Bank at December 31, 2021 and 2020 of $275.6 million and $329.9 million, respectively.  Effective December 18, 2020, the Bank completed the hires of the teams from Lucas, based in Red Bank, New Jersey, and from Noyes, based in New Vernon, New Jersey, which combined contributed approximately $400 million of AUM/AUA at the time of acquisition.  Effective July 1, 2021, the Bank closed on the acquisition of Princeton Portfolio Strategies Group (“PPSG”), a registered investment advisor headquartered in Princeton, New Jersey, which contributed approximately $520 million of AUM/AUA at the time of acquisition.

Peapack Private management fees increased $12.1 million, or 30 percent, to $53.0 million for the year ended December 31, 2021 from $40.9 million in 2020.  The growth in fee income was due to several factors, including the acquisitions noted above, new business, and positive market performance, partially offset by normal levels of disbursements and outflows.

Peapack Private expenses increased to $37.9 million for the year ended December 31, 2021 from $35.2 million for 2020, an increase of $2.7 million, or 8 percent. Other operating expenses increased $1.3 million, or 11 percent to $13.0 million for the year ended 2021 when compared to 2020. Compensation and benefits expense totaled $24.9 million and $23.5 million for the years ended December 31, 2021 and 2020, respectively, increasing $1.4 million or 6 percent.  Operating expenses relative to Peapack Private reflected increases due to overall growth in the business, new hires and acquisitions.  Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

Peapack Private currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of Peapack Private should it be necessary.

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

ALCO generally manages interest rate risk through the management of capital, cash flows and the duration of assets and liabilities, including sales and purchases of assets, as well as additions of wholesale borrowings and other sources of medium/longer-term funding.  ALCO engages in interest rate swaps as a means of extending the duration of shorter-term liabilities.

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

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $230.0 million as of December 31, 2021.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of December 31, 2021, $702.2 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2021. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of December 31, 2021.

In an immediate and sustained 100 basis point increase in market rates at December 31, 2021, net interest income would increase approximately 2.5 percent for year 1 and 5.2 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2021, net interest income for year 1 would increase approximately 4.0 percent, when compared to a flat interest rate scenario.  In year 2, this sensitivity improves to an increase of 9.5 percent, when compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2021.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$685,285	$(16,722)	(2.38)%	11.85%	27
+100	697,814	(4,193)	(0.60)	11.78	20
Flat interest rates	702,007	—	—	11.58	—
-100	679,445	(22,562)	(3.21)	11.03	(55)

(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of December 31, 2021, and that net interest income would be expected to increase in a rising rate environment but decline in a falling rate environment.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Peapack-Gladstone Financial Corporation

Bedminster, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Loan and Lease Losses – Qualitative Factors

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses balance was $61,697,000 as of December 31, 2021, which consists of two components: specific and general allocations.  The allowance for loan and lease losses is the estimated amount considered necessary to cover probable and reasonably estimable incurred credit losses in the loan and lease portfolio at the balance sheet date.  The calculation of the allowance for loan and lease losses involves significant estimates and subjective assumptions, which requires a high degree of judgment relating to the Company’s loan and lease portfolio, the external operating environment, and the Company’s ability to monitor and manage the loan portfolio and how those items impact probable incurred losses within the loan and lease portfolio.  Changes in these judgments, assumptions or estimates could materially impact results of operations.

The Company’s general allocation includes reserves for historical loss experience and qualitative factors.  The qualitative factor component involves an evaluation of items including: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The evaluation of these items results in qualitative factors, which contribute to the general component of the estimate of the allowance for loan and lease losses.  We identified the estimate of the aggregate effect of the qualitative factors on the allowance for loan and lease losses as a critical audit matter as it involved especially subjective auditor judgment.  Auditing management’s determination of qualitative factors involved especially subjective auditor judgment because management’s estimate relies on a qualitative analysis to determine the quantitative impact the items have on the allowance.  Management’s analysis of these items requires significant judgment.

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

Crowe LLP

We have served as the Company's auditor since 2006.

Livingston, New Jersey

March 14, 2022

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share and per share data)	2021	2020
ASSETS
Cash and due from banks	$5,929	$10,629
Federal funds sold	—	102
Interest-earning deposits	140,875	642,591
Total cash and cash equivalents	146,804	653,322
Securities held to maturity (fair value $108,460 at December 31, 2021)	108,680	—
Securities available for sale	796,753	622,689
Equity security, at fair value	14,685	15,117
FHLB and FRB stock, at cost	12,950	13,709
Loans held for sale, at fair value	3,040	13,588
Loans held for sale, at lower of cost or fair value	34,051	18,520
Loans	4,806,721	4,372,437
Less: allowance for loan losses	61,697	67,309
Net loans	4,745,024	4,305,128
Premises and equipment	23,044	21,609
Other real estate owned	—	50
Accrued interest receivable	21,589	22,495
Bank owned life insurance	46,663	46,809
Goodwill	36,212	33,103
Other intangible assets	12,690	10,788
Finance lease right-of-use assets	3,582	4,330
Operating lease right-of-use assets	9,775	9,421
Other assets	62,451	99,764
Total assets	$6,077,993	$5,890,442
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$956,482	$833,500
Interest-bearing deposits:
Checking	2,287,894	1,849,254
Savings	154,914	130,731
Money market accounts	1,307,051	1,298,885
Certificates of deposit - retail	409,608	530,222
Certificates of deposit - listing service	31,382	32,128
Subtotal deposits	5,147,331	4,674,720
Interest-bearing demand – Brokered	85,000	110,000
Certificates of deposit - Brokered	33,818	33,764
Total deposits	5,266,149	4,818,484
Short-term borrowings	—	15,000
Paycheck Protection Program Liquidity Facility	—	177,086
Finance lease liabilities	5,820	6,753
Operating lease liabilities	10,111	9,737
Subordinated debt, net	132,701	181,794
Deferred tax liabilities, net	39,322	32,978
Accrued expenses and other liabilities	77,502	121,488
Total liabilities	5,531,605	5,363,320
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 20,656,810 at December 31, 2021 and 20,342,881 at December 31, 2020; outstanding shares, 18,393,888 at December 31, 2021 and 18,974,703 at December 31, 2020)	17,220	16,958
Surplus	332,358	326,592
Treasury stock at cost (2,262,922 shares at December 31, 2021 and 1,368,178 shares at December 31, 2020)	(65,104)	(36,477)
Retained earnings	274,288	221,441
Accumulated other comprehensive loss	(12,374)	(1,392)
Total shareholders’ equity	546,388	527,122
Total liabilities and shareholders’ equity	$6,077,993	$5,890,442

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2021	2020	2019
INTEREST INCOME
Loans, including fees	$147,814	$155,790	$165,663
Taxable securities	11,577	8,782	10,228
Tax-exempt securities	131	210	322
Interest-earning deposits	545	968	4,457
Total interest income	160,067	165,750	180,670
INTEREST EXPENSE
Savings and interest-bearing deposit accounts	7,383	13,527	32,286
Certificates of deposit	4,058	11,476	14,210
Borrowed funds	473	3,976	3,941
Finance lease liability	300	343	382
Subordinated debt	7,013	4,992	4,895
Subtotal – interest expense	19,227	34,314	55,714
Interest-bearing demand - brokered	1,721	2,773	3,457
Interest on certificates of deposits – brokered	1,058	1,061	1,225
Total interest expense	22,006	38,148	60,396
Net interest income before provision for loan and lease losses	138,061	127,602	120,274
Provision for loan and lease losses	6,475	32,400	4,000
Net interest income after provision for loan and lease losses	131,586	95,202	116,274
OTHER INCOME
Wealth management fee income	52,987	40,861	38,363
Service charges and fees	3,697	3,155	3,488
Bank owned life insurance	1,696	1,273	1,321
Gain on loans held for sale at fair value (mortgage banking)	2,194	3,266	721
Gain/(loss) on loans held for sale at lower of cost or fair value	1,142	7,426	(10)
Fee income related to loan level, back-to-back swaps	—	1,620	5,799
Gain on sale of SBA loans	4,939	1,766	2,145
Corporate advisory fee income	3,483	265	444
Loss on swap termination	(842)	—	—
Other income	3,379	1,847	2,308
Securities gains/(losses), net	(432)	281	117
Total other income	72,243	61,760	54,696
OPERATING EXPENSES
Compensation and employee benefits	81,864	77,516	70,129
Premises and equipment	17,165	16,377	14,735
FDIC insurance expense	2,071	1,975	277
FHLB prepayment penalty	—	4,784	—
Valuation allowance loans held for sale	—	4,425	—
Swap valuation allowance	2,243	—	—
Other operating expenses	22,824	19,882	19,707
Total operating expenses	126,167	124,959	104,848
Income before income tax expense	77,662	32,003	66,122
Income tax expense	21,040	5,811	18,688
Net income	$56,622	$26,192	$47,434

EARNINGS PER SHARE
Basic	$3.01	$1.39	$2.46
Diluted	2.93	1.37	2.44

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2021	2020	2019
Net income	$56,622	$26,192	$47,434
Other comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized gains/(losses) arising during the period	(20,227)	5,962	5,305

	(20,227)	5,962	5,305
Tax effect	4,833	(1,447)	(1,293)
Net of tax	(15,394)	4,515	4,012

Unrealized gains/(losses) on cash flow hedge
Unrealized holding gains/(losses)	5,295	(5,860)	(4,252)
Reclassification adjustment for amounts included in net income	842	(89)	(223)
	6,137	(5,949)	(4,475)
Tax effect	(1,725)	1,537	1,313
Net of tax	4,412	(4,412)	(3,162)

Total other comprehensive income/(loss)	(10,982)	103	850

Total comprehensive income	$45,640	$26,295	$48,284

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except share and per share data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance at January 1, 2019
19,337,662 common shares outstanding	$—	$16,459	$309,088	$(8,988)	$154,799	$(2,345)	$469,013
Cumulative adjustment for Leases (ASU 842)					661		661
Balance at January 1, 2019, adjusted	$—	$16,459	$309,088	$(8,988)	$155,460	$(2,345)	$469,674
Net income 2019	—	—	—	—	47,434	—	47,434
Other comprehensive income	—	—	—	—	—	850	850
Restricted stock units issued 144,026 shares	—	120	(120)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (40,197) shares	—	(33)	(1,073)	—	—	—	(1,106)
Amortization of restricted stock awards/units	—	—	5,909	—	—	—	5,909
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,865)	—	(3,865)
Common stock options exercised, 18,660 shares	—	15	236	—	—	—	251
Issuance of shares for Employee Stock Purchase plan, 18,740 shares	—	16	517	—	—	—	533
Shares repurchase, (739,778) shares	—	—	—	(21,002)	—	—	(21,002)
Issuance of common stock for acquisition, 184,806 shares	—	154	4,820	—	—	—	4,974
Exercise of warrants, 7,109 net of 4,218 shares used to exercise, 2,891 shares	—	2	(2)	—	—	—	—
Balance at December 31, 2019
18,926,810 common shares outstanding	$—	$16,733	$319,375	$(29,990)	$199,029	$(1,495)	$503,652

Balance at January 1, 2020	$—	$16,733	$319,375	$(29,990)	$199,029	$(1,495)	$503,652
Net income 2020	—	—	—	—	26,192	—	26,192
Other comprehensive income	—	—	—	—	—	103	103
Restricted stock units issued 170,575 shares	—	142	(142)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (43,935) shares	—	(37)	(704)	—	—	—	(741)
Amortization of restricted stock awards/units	—	—	6,875	—	—	—	6,875
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,780)	—	(3,780)
Shares repurchase, (220,222) shares	—	—	—	(6,487)	—	—	(6,487)
Common stock options exercised, 19,860 net of 2,149 used to exercise and related taxes benefits, 17,711 shares	—	17	213	—	—	—	230
Exercise of warrants, 20,000 net of 13,469 shares used to exercise, 6,531 shares	—	6	(6)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 56,849 shares	—	47	1,031	—	—	—	1,078
Issuance of common stock for acquisition, 60,384 shares	—	50	(50)	—	—	—	—
Balance at December 31, 2020
18,974,703 common shares outstanding	$—	$16,958	$326,592	$(36,477)	$221,441	$(1,392)	$527,122

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance at January 1, 2021	$—	$16,958	$326,592	$(36,477)	$221,441	$(1,392)	$527,122
Net income 2021	—	—	—	—	56,622	—	56,622
Other comprehensive loss	—	—	—	—	—	(10,982)	(10,982)
Restricted stock units issued 301,626 shares	—	251	(251)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (76,187) shares	—	(63)	(2,317)	—	—	—	(2,380)
Amortization of restricted stock units	—	—	7,055	—	—	—	7,055
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,775)	—	(3,775)
Shares repurchase, (894,744) shares	—	—	—	(28,627)	—	—	(28,627)
Common stock options exercised, 16,640 net of 258 used to exercise and related taxes benefits, 16,382 shares	—	14	173	—	—	—	187
Exercise of warrants, 60,000 net of 38,566 shares used to exercise, 21,434 shares	—	18	(18)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 26,693 shares	—	22	811	—	—	—	833
Issuance of common stock for acquisition, 23,981 shares	—	20	313	—	—	—	333
Balance at December 31, 2021
18,393,888 common shares outstanding	$—	$17,220	$332,358	$(65,104)	$274,288	$(12,374)	$546,388

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2021	2020	2019
Operating activities:
Net income	$56,622	$26,192	$47,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,190	3,127	3,122
Amortization of premium and accretion of discount on securities, net	5,817	5,009	1,782
Amortization of restricted stock	7,055	6,875	5,909
Amortization of intangible assets	1,598	1,287	1,043
Amortization of subordinated debt costs	1,003	224	224
Provision for loan and lease losses	6,475	32,400	4,000
Swap valuation allowance	2,243	—	—
Valuation allowance loans held for sale	—	4,425	—
Stock-based compensation and employee stock purchase plan expense	126	224	158
Deferred tax expense	9,452	8,225	10,013
Fair value adjustment for equity security	432	(281)	(117)
Loss on sale of securities, available for sale, net	—	—	—
Proceeds from sales of loans held for sale (1)	171,342	187,704	73,709
Loans originated for sale (1)	(176,759)	(194,735)	(75,588)
Gain on loans held for sale (1)	(7,133)	(5,032)	(2,866)
(Gain)/loss on sale of loans held for sale at lower of cost or fair value	(1,142)	(7,426)	10
Gain on sale of other real estate owned	(51)	—	—
Gain on death benefit	(455)	—	—
Increase in cash surrender value of life insurance, net of split dollar liability	(618)	(681)	(775)
Decrease/(increase) in accrued interest receivable	906	(12,001)	328
(Increase)/decrease in other assets	(4,866)	(8,096)	5,111
Increase/(decrease) in accrued expenses and other liabilities	226	(10,720)	12,799
Net cash provided by operating activities	75,463	36,720	86,296
Investing activities:
Principal repayments, maturities and calls of securities held to maturity	234	—	—
Principal repayments, maturities and calls of securities available for sale	453,427	217,072	208,625
Redemptions for FHLB & FRB stock	807	39,462	34,427
Sales of securities available for sale	—	—	—
Purchase of securities held to maturity	(108,925)	—	—
Purchase of securities available for sale	(653,524)	(448,053)	(209,971)
Purchase of equity securities	—	(4,000)	(6,000)
Purchase of FHLB & FRB stock	(48)	(29,103)	(39,962)
Proceeds from sale of loans held for sale at lower of cost or fair value	66,086	372,406	4,984
Net increase in loans, net of participations sold	(503,747)	(354,544)	(478,099)
Sales of other real estate owned	101	—	336
Purchases of premises and equipment	(3,928)	(3,075)	(1,705)
Purchase of wealth management company	(5,500)	(4,160)	(2,600)
Proceeds from death benefit	1,219	—	3,000
Net cash used in investing activities	(753,798)	(213,995)	(486,965)

	Years Ended December 31,
	2021	2020	2019
Financing activities:
Net increase in deposits	447,665	574,973	348,171
Net (decrease)/increase in short-term borrowings	—	(113,100)	128,100
Proceeds from FHLB advances	—	—	—
Proceeds from Paycheck Protection Program Liquidity Facility	—	535,838	—
Repayments of Paycheck Protection Program Liquidity Facility	(177,086)	(358,752)	—
Repayments of FHLB advances	(15,000)	(105,000)	(3,000)
Dividends paid on common stock	(3,775)	(3,780)	(3,865)
Exercise of stock options, net stock swaps	187	230	251
Restricted stock repurchased on vesting to pay taxes	(2,380)	(741)	(1,106)
Proceeds from issuance of subordinated debt	—	98,153	—
Repayments of subordinated debt	(50,000)	—	—
Sale of common shares (Dividend Reinvestment Program)	—	—	—
Issuance of shares for employee’s savings and investment plan	—	—	—
Issuance of shares for employee stock purchase plan	833	1,078	532
Purchase of treasury shares	(28,627)	(6,487)	(21,002)
Net cash provided by financing activities	171,817	622,412	448,081
Net (decrease)/increase in cash and cash equivalents	(506,518)	445,137	47,412
Cash and cash equivalents at beginning of year	653,322	208,185	160,773
Cash and cash equivalents at end of year	$146,804	$653,322	$208,185
Supplemental disclosures of cash flow information

Cash paid during the year for:
Interest	$22,356	$38,281	$60,293
Income taxes, net	16,079	9,786	3,595
Transfer of loans to loans held for sale	57,376	367,477	15,064
Transfer of loans to other real estate owned	—	—	386
Security purchase settled in subsequent period	—	—	7,959
Acquisitions (Note 21)
Goodwill	3,109	2,895	5,791
Customer relationship & other intangibles	3,500	1,695	3,441
Right-of-use asset obtained in exchange for lease obligation	—	—	7,012

(1)

Includes mortgage loans originated with the intent to sell which are carried at fair value. In addition, includes the guaranteed portion of SBA loans which are carried at the lower of cost or fair value.

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated financial statements also include the Bank’s wholly-owned subsidiaries:

•	PGB Trust & Investments of Delaware
•	Peapack Capital Corporation (“PCC”)
•	Murphy Capital Management (“Murphy Capital”)
•	Peapack-Gladstone Mortgage Group, Inc. (owns 99 percent of Peapack Ventures, LLC and 79 percent of Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company)
•	PGB Trust & Investments of Delaware owns one percent of Peapack Ventures, LLC
•	Peapack Ventures, LLC (owns the remaining 21 percent of Peapack-Gladstone Realty, Inc.)
•	PGB Securities, Inc. (formed in the second quarter of 2020)

While the following footnotes include the collective results of the Company and the Bank, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

Business: The Bank is a commercial bank that provides innovative private banking services to businesses, non-profits and consumers. Wealth management services are also provided through its subsidiaries, PGB Trust & Investments of Delaware and Murphy Capital. The Bank is subject to competition from other financial institutions, is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses and disclosure of contingent assets and liabilities as of the date of the statement of condition. Actual results could differ from those estimates.

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

Peapack Private includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust and Investments of Delaware, and Murphy Capital.  Wealth management fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management and/or administration (“AUM”) at month-end.  Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (i.e. trade date).

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

Securities: Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Other debt securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. The Company also has an investment in a CRA investment fund, which is classified as an equity security.  In accordance with ASU 2016-01, “Financial Instruments,” unrealized holding gains and losses on equity securities are marked to market through the income statement.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $97.5 million and $65.5 million as of December 31, 2021 and 2020, respectively.  SBA loans held for sale totaled $32.5 million and $6.0 million as of December 31, 2021 and 2020, respectively.  The servicing asset recorded was not material.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experience by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:  levels of and trends in delinquencies, charge-offs and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both December 31, 2021 and 2020, respectively, the multiple was 2.25 times for non-impaired special mention loans and 3.25 times for non-impaired substandard loans.

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

The CARES Act allows financial institutions to suspend application of certain current TDR accounting guidance under Accounting Standards Codification (“ASC”) 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met.  The revised CARES Act extended TDR relief to loan modifications through January 1, 2022.  This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan.  In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower will not be considered to be experiencing financial difficulty under ASC 310-40.  The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for loan and lease losses on its loan portfolio.  The Company approved total loan modifications under the CARES Act of $947.0 million, of which $25.6 million remain as of December 31, 2021.

Another key program under the CARES Act is the Paycheck Protection Program (“PPP”) administered by the SBA which provided funding to qualifying businesses and organizations.  Under this program, the Company provided funding of approximately $650.0 million.  In the third quarter of 2020 and second quarter of 2021, the Company sold approximately $355.0 million and $56.5 million, respectively, of such loans, servicing rights released, to a third party.  The Company also referred approximately $124 million of PPP loans to a third party during the first six months of 2021.  The Company has approximately $13.8 million of PPP loans remaining on its balance sheet as of December 31, 2021 and believes that substantially all of these loans will be forgiven by the SBA. These loans are fully guaranteed by the SBA and provide for full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. Loans that do not meet the forgiveness criteria will enter a repayment period of 2 or 5 years.

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

Leases:  At inception, contracts are evaluated to determine whether the contract constitutes a lease agreement.  For contracts that are determined to be an operating lease, a corresponding right-of-use (“ROU”) asset and operating lease liability are recorded in separate line items on the statement of condition.  An ROU asset represents the Company’s right to use an underlying asset during the lease term and a lease liability represents the Company’s commitment to make contractually obligated lease payments.  Operating lease ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term.  The measurement of the operating lease ROU asset includes any lease payments made.

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

Loan Commitments and Related Financial Instruments:  Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

The Company also offers facility specific / loan level swaps to its customers and offsets its exposure from such contracts by entering into mirror image swaps with a financial institution / swap counterparty (loan level/back-to-back swap program).  The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”).  The notional amount of the swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts.  The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.  The Company is exposed to losses if a customer counterparty fails to make its payments under a contract in which the Company is in a net receiving position.  At this time, the Company anticipates that its counterparties will be able to fully satisfy their obligations under the agreements.  All of the contracts to which the Company is a party settle monthly.  Further, the Company has netting agreements with the dealers with which it does business.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2018 or by state and local tax authorities for years prior to 2016.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Employee’s Savings and Investment Plan:  The Company has a 401(k) profit-sharing and investment plan, which covers substantially all salaried employees over the age of 21 with at least 12 months of service.

Stock-Based Compensation:  Compensation cost is recognized for stock options and restricted stock awards/units issued to employees and non-employee directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the fair value of the Company’s common stock at the date of grant is used for restricted stock awards/units. Compensation expense is recognized over the required service or performance period, generally defined as the vesting period. For awards with time-based vesting, compensation expense is recognized on a straight-line basis over the requisite service period. The stock options granted under these plans are exercisable at a price equal to the fair value of common stock on the date of grant and expire not more than ten years after the date of grant.

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

The ESPP was revised to allow for the purchase of shares during four three-month Offering Periods of each calendar year. The Offering Periods end on February 16, May 16, August 16 and November 16 of each calendar year.

Each participant in the Offering Period is granted an option to purchase a number of shares and may contribute between one percent and 15 percent of their compensation. At the end of each Offering Period, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price. The purchase price is an amount equal to 85 percent of the closing market price of a share of common stock on the purchase date. Participation in the ESPP is entirely voluntary and employees can cancel their purchases at any time during the period without penalty. The fair value of each share purchase right is determined using the Black-Scholes option pricing model.

The Company recorded $126,000, $224,000 and $158,000 of expense in salaries and employee benefits expense for the twelve months ended December 31, 2021, 2020 and 2019, respectively, related to the ESPP.  Total shares issued under the ESPP for the twelve months ended December 31, 2021, 2020 and 2019 were 26,693, 56,849 and 18,740, respectively.

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

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019:

(In thousands, except share and per share data)	2021	2020	2019
Net income available to common shareholders	$56,622	$26,192	$47,434
Basic weighted average shares outstanding	18,788,679	18,896,825	19,268,870
Plus: common stock equivalents	503,923	184,362	142,578
Diluted weighted average shares outstanding	19,292,602	19,081,187	19,411,448
Earnings per share:
Basic	$3.01	$1.39	$2.46
Diluted	2.93	1.37	2.44

Restricted stock units totaling 264,317, 393,501 and 277,677 were not included in the computation of diluted earnings per share because they were anti-dilutive as of December 31, 2021, 2020 and 2019, respectively. Anti-dilutive shares are common stock equivalents with weighted average grant date values in excess of the average market value for the periods presented.

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

Reclassification: Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2021 presentation and had no effect on the consolidated income statements or the consolidated statements of changes in shareholders’ equity.

Accounting Pronouncements:  On June 16, 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  This ASU replaces the incurred loss model with an expected loss model, referred to as “current expected credit loss” (“CECL”) model.  It will significantly change estimates for credit losses related to financial assets measured at amortized cost, including loans receivable, and certain other contracts.  The largest impact will be on lenders and the allowance for loan and lease losses (“ALLL”).  This ASU will be effective for public business entities (“PBEs”) in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  The Company has elected to delay the adoption of ASU 2016-13, as approved by the CARES Act, until January 1, 2022. The Company has reviewed the potential impact to our securities portfolio, which primarily consists of U.S. government sponsored entities, mortgage-backed securities and municipal securities which have no history of credit loss and have strong credit ratings. The Company does not expect the standard to have a material impact on its financial statements as it relates to the Company’s securities portfolio.  The Company is also currently evaluating the impact the CECL model will have on our accounting and allowance for loans losses. The Company has selected a third-party firm to assist in the development of a CECL model to assist in the calculation of the allowance for loan and lease losses in preparation for the change to the expected loss model. The Company has also engaged a third-party firm to perform a model validation of our CECL model. The Company is also in the process of updating its policies and internal controls accordingly. The Company expects to recognize a one-time cumulative-effect adjustment to our ALLL as of January 1, 2022, consistent with regulatory expectations set forth in interagency guidance.  The Company expects to recognize a one-time cumulative effect adjustment to our ALLL and beginning retained earnings, net of tax, upon adoption.

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

2.  INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the consolidated statements of condition as of December 31, 2021 and 2020 follows:

	2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. government-sponsored agencies	$280,045	$—	$(7,824)	$272,221
Mortgage-backed securities-residential	481,062	3,849	(7,937)	476,974
SBA pool securities	40,649	12	(1,100)	39,561
State and political subdivisions	5,431	45	—	5,476
Corporate bond	2,500	21	—	2,521
Total securities available for sale	$809,687	$3,927	$(16,861)	$796,753
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$7	$(25)	$39,982
Mortgage-backed securities-residential	68,680	67	(269)	68,478
Total securities held to maturity	$108,680	$74	$(294)	$108,460

	2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. treasuries	$2,613	$—	$—	$2,613
U.S. government-sponsored agencies	84,424	2	(655)	83,771
Mortgage-backed securities-residential	467,915	8,604	(461)	476,058
SBA pool securities	49,457	31	(359)	49,129
State and political subdivisions	7,987	102	—	8,089
Corporate bond	3,000	29	—	3,029
Total securities available for sale	$615,396	$8,768	$(1,475)	$622,689

The amortized cost and fair value of investment securities available for sale and held to maturity as of December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities and SBA pool securities are shown separately.

(In thousands)	Available for Sale		Held to Maturity
Maturing in:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$3,541	$3,554	$—	$—
After one year through five years	7,516	7,492	15,000	14,991
After five years through ten years	127,170	123,807	25,000	24,991
After ten years	149,749	145,365	—	—
	287,976	280,218	40,000	39,982
Mortgage-backed securities-residential	481,062	476,974	68,680	68,478
SBA pool securities	40,649	39,561	—	—
Total	$809,687	$796,753	$108,680	$108,460

Securities available for sale with a fair value of $764.4 million and $598.3 million as of December 31, 2021 and December 31, 2020, respectively, were pledged, but not necessarily encumbered, to secure public funds and for other purposes required or permitted by law.  In addition, securities held to maturity with a carrying value of $108.7 million were also pledged as of December 31, 2021 for the same purposes.

There were no sales of securities available for sale for the years ended December 31, 2021, 2020 and 2019.

The following table presents the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2021 and 2020.

	2021
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government- sponsored agencies	$243,187	$(6,858)	$29,034	$(966)	$272,221	$(7,824)
Mortgage-backed securities-residential	265,403	(7,053)	33,455	(884)	298,858	(7,937)
SBA pool securities	22,057	(567)	10,562	(533)	32,619	(1,100)
Total securities available for sale	$530,647	$(14,478)	$73,051	$(2,383)	$603,698	$(16,861)
Securities Held to Maturity:
U.S. government- sponsored agencies	$24,975	$(25)	$—	$—	$24,975	$(25)
Mortgage-backed securities-residential	48,307	(269)	—	—	48,307	(269)
Total securities held to maturity	$73,282	$(294)	$—	$—	$73,282	$(294)
Total securities	$603,929	$(14,772)	$73,051	$(2,383)	$676,980	$(17,155)

	2020
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government- sponsored agencies	$73,769	$(655)	$—	$—	$73,769	$(655)
Mortgage-backed securities-residential	103,340	(430)	13,914	(31)	117,254	(461)
SBA pool securities	39,720	(343)	2,095	(16)	41,815	(359)
Total securities available for sale	$216,829	$(1,428)	$16,009	$(47)	$232,838	$(1,475)

Management believes that the unrealized losses on investment securities available for sale and held to maturity are temporary and due to interest rate fluctuations and/or volatile market conditions rather than the credit worthiness of the issuers. The Company does not intend to sell these securities nor is it likely that it will be required to sell the securities before their anticipated recovery; therefore, none of the securities in an unrealized loss position were determined to be other-than-temporarily impaired.

No other-than-temporary impairment charges were recognized in 2021, 2020 or 2019.

The Company has an investment in a CRA investment fund with a fair value of $14.7 million and $15.1 million at December 31, 2021 and 2020, respectively.  The investment is classified as an equity security in our Consolidated Statements of Condition. This security had a loss of $432,000 for the year ended December 31, 2021, and gains of

$281,000 and $117,000 for the years ended December 31, 2020 and 2019, respectively.  This amount is included in securities gains/(losses), net on the Consolidated Statements of Income.

3.  LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2021	Loans	2020	Loans
Residential mortgage	$498,300	10.37%	$502,829	11.50%
Multifamily mortgage	1,595,866	33.20	1,126,946	25.77
Commercial mortgage	662,626	13.78	691,294	15.81
Commercial loans (including equipment financing) (A)	1,955,157	40.67	1,950,981	44.62
Commercial construction	20,044	0.42	12,600	0.29
Home equity lines of credit	40,803	0.85	50,546	1.15
Consumer loans, including fixed rate home equity loans	33,687	0.70	37,016	0.85
Other loans	238	0.01	225	0.01
Total loans	$4,806,721	100.00%	$4,372,437	100.00%
(A)	The December 31, 2021 and 2020 balances include PPP loans of $13.8 million and $195.6 million, respectively.

In determining an appropriate amount for the allowance for loan losses (“ALLL”), the Bank segments and evaluates the loan portfolio based on Federal call report codes. The following portfolio classes have been identified as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2021	Loans	2020	Loans
Primary residential mortgage	$500,243	10.42%	$512,841	11.74%
Home equity lines of credit	40,803	0.85	50,545	1.16
Junior lien loan on residence	3,191	0.07	4,527	0.10
Multifamily property	1,595,866	33.23	1,126,946	25.79
Owner-occupied commercial real estate	252,603	5.26	253,447	5.80
Investment commercial real estate	1,003,979	20.90	995,613	22.79
Commercial and industrial (A)	992,332	20.66	1,059,399	24.24
Lease financing	345,868	7.20	305,931	7.00
Farmland/Agricultural production	6,871	0.14	3,068	0.07
Commercial construction	20,174	0.42	12,773	0.29
Consumer and other	40,828	0.85	44,483	1.02
Total loans	$4,802,758	100.00%	$4,369,573	100.00%
Net deferred costs	3,963		2,864
Total loans including net deferred costs	$4,806,721		$4,372,437
(A)	The December 31, 2021 and 2020 balances include PPP loans of $13.8 million and $195.6 million, respectively.

The Company sold loans issued under the PPP totaling $56.5 million during 2021 resulting in a gain on sale of loans of $1.1 million.  In addition, the Company sold problem loans totaling $6.7 million resulting in a gain on sale of loans of $282,000 and residential loans totaling $12.2 million resulting in a gain on sale of loans of $362,000.  The Company sold loans issued under the PPP totaling $355.0 million during 2020 resulting in a gain on sale of loans of $7.4 million.  The Company sold one C&I loan which totaled $5.0 million during 2019 resulting in a loss on sale of loans sold of $10,000.

The Company, through the Bank, may extend credit to officers, directors and their associates. These loans are subject to the Company’s normal lending policy and Federal Reserve Bank Regulation O.

The following table shows the changes in loans to officers, directors and their associates:

(In thousands)	2021	2020
Balance, beginning of year	$3,801	$4,164
New loans	845	1,094
Repayments	(309)	(1,457)
Balance, at end of year	$4,337	$3,801

The following tables present the loan balances by portfolio segment, based on impairment method, and the corresponding balances in the ALLL as of December 31, 2021 and 2020:

December 31, 2021
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$2,242	$—	$498,001	$1,432	$500,243	$1,432
Home equity lines of credit	—	—	40,803	83	40,803	83
Junior lien loan on residence	18	—	3,173	5	3,191	5
Multifamily property	—	—	1,595,866	9,806	1,595,866	9,806
Owner-occupied commercial real estate	458	—	252,145	1,998	252,603	1,998
Investment commercial real estate	12,750	4,234	991,229	22,849	1,003,979	27,083
Commercial and industrial	2,584	—	989,748	17,509	992,332	17,509
Lease financing	—	—	345,868	3,440	345,868	3,440
Secured by farmland and agricultural production	—	—	6,871	84	6,871	84
Commercial construction	—	—	20,174	42	20,174	42
Consumer and other	—	—	40,828	215	40,828	215
Total ALLL	$18,052	$4,234	$4,784,706	$57,463	$4,802,758	$61,697

December 31, 2020
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	to Loans	Collectively	to Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	for	Evaluated for	for	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$1,490	$3	$511,351	$2,902	$512,841	$2,905
Home equity lines of credit	—	—	50,545	218	50,545	218
Junior lien loan on residence	—	—	4,527	15	4,527	15
Multifamily property	—	—	1,126,946	9,945	1,126,946	9,945
Owner-occupied commercial real estate	807	—	252,640	3,050	253,447	3,050
Investment commercial real estate	4,593	—	991,020	27,713	995,613	27,713
Commercial and industrial	9,314	2,700	1,050,085	16,347	1,059,399	19,047
Lease financing	—	—	305,931	3,936	305,931	3,936
Secured by farmland and agricultural production	—	—	3,068	43	3,068	43
Commercial construction	—	—	12,773	158	12,773	158
Consumer and other	—	—	44,483	279	44,483	279
Total ALLL	$16,204	$2,703	$4,353,369	$64,606	$4,369,573	$67,309

Impaired loans included nonaccrual loans of $15.6 million at December 31, 2021 and $11.4 million at December 31, 2020. Included in impaired loans is a $12.8 million commercial real estate loan that was placed on nonaccrual status in 2021. The Company recorded a charge-off of $7.1 million related to this loan.  Impaired loans also included performing troubled debt restructured loans of $2.5 million at December 31, 2021 and $201,000 at December 31, 2020.  At December 31, 2021, there was no allowance allocated to troubled debt restructured loans.  At December 31, 2020, the allowance allocated to troubled debt restructured loans totaled $3,000 of which none was allocated to nonaccrual loans. All accruing troubled debt restructured loans were paying in accordance with restructured terms as of December 31, 2021.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2021 and 2020:

	December 31, 2021
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$2,453	$2,242	$—	$1,818
Owner-occupied commercial real estate	492	458	—	540
Junior lien loan on residence	18	18	—	3
Commercial and industrial	4,549	2,584	—	3,153
Total loans with no related allowance	$7,512	$5,302	$—	$5,514
With related allowance recorded:
Investment commercial real estate	$19,887	$12,750	$4,234	$6,034
Total loans with related allowance	$19,887	$12,750	$4,234	$6,034
Total loans individually evaluated for impairment	$27,399	$18,052	$4,234	$11,548

	December 31, 2020
	Unpaid			Average
	Principal	Recorded	Specific	Impaired
(In thousands)	Balance	Investment	Reserves	Loans
With no related allowance recorded:
Primary residential mortgage	$1,601	$1,328	$—	$5,544
Owner-occupied commercial real estate	817	807	—	516
Investment commercial real estate	4,593	4,593	—	6,582
Commercial and industrial	7,137	4,314	—	1,677
Total loans with no related allowance	$14,148	$11,042	$—	$14,319
With related allowance recorded:
Primary residential mortgage	$162	$162	$3	$526
Commercial and industrial	5,000	5,000	2,700	4,140
Total loans with related allowance	$5,162	$5,162	$2,703	$4,666
Total loans individually evaluated for impairment	$19,310	$16,204	$2,703	$18,985

Interest income recognized on impaired loans during 2021, 2020 and 2019 was not material.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2021 and 2020:

	December 31, 2021
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,851	$—
Junior lien loan on residence	18	—
Owner-occupied commercial real estate	458	—
Investment commercial real estate	12,750	—
Commercial and industrial	496	—
Total	$15,573	$—

	December 31, 2020
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,328	$—
Owner-occupied commercial real estate	807	—
Commercial and industrial	9,275	—
Total	$11,410	$—

The following tables present the recorded investment in past due loans as of December 31, 2021 and 2020 by class of loans, excluding nonaccrual loans:

	December 31, 2021
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$639	$—	$—	$639
Commercial and industrial	7,825	142	—	7,967
Total	$8,464	$142	$—	$8,606

	December 31, 2020
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,900	$141	$—	$3,041
Home equity lines of credit	181	—	—	181
Junior lien loan on residence	—	25	—	25
Multifamily property	—	269	—	269
Owner-occupied commercial real estate	268	—	—	268
Commercial and industrial	497	772	—	1,269
Total	$3,846	$1,207	$—	$5,053

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

In addition, the Bank has engaged an independent loan review firm to validate risk ratings and to ensure compliance with our policies and procedures.  This review of the following types of loans is performed quarterly:

•	A large sample of relationships or new lending to existing relationships greater than $1,000,000 originated since the prior review;
•	All criticized and classified rated borrowers with relationship exposure of more than $500,000;
•	A large sample of Pass-rated (including Pass Watch) borrowers with total relationships in excess of $1,000,000 and a small sample of Pass related relationships less than $1,000,000;
•	All leveraged loans of $1,000,000 or greater;
•	At least two borrowing relationships managed by each commercial banker;
•	Any new Regulation “O” loan commitments over $1,000,000; and
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

The table below presents, based on the most recent analysis performed, the risk category of loans by class of loans for December 31, 2021 and 2020.

December 31, 2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$494,444	$557	$5,242	$—
Home equity lines of credit	40,274	—	529	—
Junior lien loan on residence	3,173	—	18	—
Multifamily property	1,579,776	7,720	8,370	—
Owner-occupied commercial real estate	251,229	663	711	—
Investment commercial real estate	901,877	87,297	14,805	—
Commercial and industrial	951,127	20,178	21,027	—
Lease financing	345,868	—	—	—
Secured by farmland and agricultural	6,871	—	—	—
Commercial construction	20,099	75	—	—
Consumer and other loans	40,828	—	—	—
Total	$4,635,566	$116,490	$50,702	$—

December 31, 2020
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$504,795	$1,398	$6,648	$—
Home equity lines of credit	50,068	—	477	—
Junior lien loan on residence	4,483	—	44	—
Multifamily property	1,121,145	5,441	360	—
Owner-occupied commercial real estate	240,638	10,417	2,392	—
Investment commercial real estate	893,115	91,162	11,336	—
Commercial and industrial	989,281	53,604	16,514	—
Lease financing	305,931	—	—	—
Secured by farmland and agricultural	3,068	—	—	—
Commercial construction	12,692	81	—	—
Consumer and other loans	44,483	—	—	—
Total	$4,169,699	$162,103	$37,771	$—

At December 31, 2021, $15.7 million of substandard loans were also considered impaired as compared to $16.2 million at December 31, 2020.

The tables below present a roll forward of the ALLL for the years ended December 31, 2021, 2020 and 2019.

	January 1,				December 31,
	2021				2021
	Beginning				Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	Provision	ALLL
Primary residential mortgage	$2,905	$(12)	$—	$(1,461)	$1,432
Home equity lines of credit	218	—	85	(220)	83
Junior lien loan on residence	15	—	—	(10)	5
Multifamily property	9,945	—	—	(139)	9,806
Owner-occupied commercial real estate	3,050	—	—	(1,052)	1,998
Investment commercial real estate	27,713	(7,137)	—	6,507	27,083
Commercial and industrial	19,047	(5,019)	66	3,415	17,509
Lease financing	3,936	—	—	(496)	3,440
Secured by farmland and agricultural	43	—	—	41	84
Commercial construction	158	—	—	(116)	42
Consumer and other	279	(80)	10	6	215
Total ALLL	$67,309	$(12,248)	$161	$6,475	$61,697

	January 1,				December 31,
	2020				2020
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,090	$(559)	$373	$1,001	$2,905
Home equity lines of credit	128	—	11	79	218
Junior lien loan on residence	13	—	—	2	15
Multifamily property	6,037	(56)	—	3,964	9,945
Owner-occupied commercial real estate	2,064	(51)	—	1,037	3,050
Investment commercial real estate	15,988	(6,092)	31	17,786	27,713
Commercial and industrial	14,353	(2,418)	17	7,095	19,047
Lease financing	2,642	—	—	1,294	3,936
Secured by farmland and agricultural	38	—	—	5	43
Commercial construction	27	—	—	131	158
Consumer and other	296	(27)	4	6	279
Total ALLL	$43,676	$(9,203)	$436	$32,400	$67,309

	January 1,				December 31,
	2019				2019
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$3,506	$(80)	$205	$(1,541)	$2,090
Home equity lines of credit	164	—	10	(46)	128
Junior lien loan on residence	15	—	11	(13)	13
Multifamily property	5,959	—	—	78	6,037
Owner-occupied commercial real estate	2,614	—	1,060	(1,610)	2,064
Investment commercial real estate	14,248	—	—	1,740	15,988
Commercial and industrial	9,839	—	17	4,497	14,353
Lease financing	1,772	—	—	870	2,642
Secured by farmland and agricultural	2	—	—	36	38
Commercial construction	1	—	—	26	27
Consumer and other	384	(55)	4	(37)	296
Total ALLL	$38,504	$(135)	$1,307	$4,000	$43,676

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

As of December 31, 2021, the Bank had modified 542 loans with a balance of $947.0 million resulting in the deferral of principal and/or interest.  The table below summarizes the outstanding deferrals as of December 31, 2021.  All of these loans were performing in accordance with their terms prior to modifications and are in conformance with the CARES Act.  Included in the table below is one investment commercial real estate loan related to our back-to-back swap program totaling $12.8 million.  Details with respect to loan modifications are as follows:

		Post-Modification
		Outstanding
	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$145
Investment commercial real estate	1	12,750
Commercial and industrial	4	12,656
Total	6	$25,551

The future performance of these loans, specifically beyond the term of the deferral, is uncertain.  To recognize a credit allowance commensurate with the existing risk, the Company assigned qualitative factors for each of the above portfolio classes for allowance purposes.

Troubled Debt Restructurings: The Company did not allocate specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of December 31, 2021, compared to $3,000 of specific reserves as of December 31, 2020.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

During the years ended December 31, 2021, 2020 and 2019, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following:  a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2021:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	3	$603	$603
Junior lien loan on residence	1	18	18
Commercial and industrial	1	2,070	2,070
Total	5	$2,691	$2,691

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2020:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	3	$423	$423
Commercial and industrial	1	39	39
Total	4	$462	$462

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2019:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	2	$530	$530
Commercial and industrial	5	6,028	6,028
Total	7	$6,558	$6,558

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for loan losses.  In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructurings during the years ended December 31, 2021, 2020 and 2019.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2021 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$218
Total	1	$218

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2020 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$133
Commercial and industrial	1	39
Total	2	$172

The following table presents loans by class modified as trouble debt restructurings during the year ended December 31, 2019 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$201
Total	1	$201

The defaults described above did not have a material impact on the allowance for loan losses or provisions during 2021, 2020 and 2019.

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

4.  PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2021	2020
Land and land improvements	$6,947	$6,332
Buildings	13,404	12,749
Furniture and equipment	24,285	22,911
Leasehold improvements	13,861	13,479
Projects in progress	187	555
	58,684	56,026
Less: accumulated depreciation	35,640	34,417
Total	$23,044	$21,609

The following table presents finance lease right-of-use assets as of December 31,

(In thousands)	2021	2020
Land and buildings	$11,237	$11,237
Less: accumulated depreciation	7,655	6,907
Total	$3,582	$4,330

Projects in progress represents costs associated with smaller renovation or equipment installation projects at various locations.

The Company recorded depreciation expense of $3.2 million for the year ended December 31, 2021 and $3.1 million for each of the years ended December 31, 2020 and 2019.

The Company leases its corporate headquarters building under a capital lease, classified as a finance lease right-of-use asset in accordance with lease accounting guidance. The lease arrangement requires monthly payments through 2025.  Related depreciation expense of $607,000 is included in each of the 2021, 2020 and 2019 results.

The Company also leases its Gladstone branch after completing a sale-leaseback transaction involving the property in 2011. The lease arrangement requires monthly payments through 2031. The deferred gain was removed as a cumulative-effect adjustment in accordance with lease accounting guidance. Related depreciation expense and accumulated depreciation of $141,000 is included in each of the 2021, 2020 and 2019 results.

The following is a schedule by year of future minimum lease payments under finance lease right-of-use asset, together with the present value of net minimum lease payments as of December 31, 2021:

(In thousands)
2022	$1,391
2023	1,456
2024	1,456
2025	939
2026	215
Thereafter	1,129
Total minimum lease payments	6,586
Less: amount representing interest	766
Present value of net minimum lease payments	$5,820

5.  DEPOSITS

Time deposits over $250,000 totaled $140.4 million and $186.3 million at December 31, 2021 and 2020, respectively. These totals exclude brokered certificates of deposit.

The following table sets forth the details of total deposits as of December 31:

(Dollars in thousands)	2021		2020
Noninterest-bearing demand deposits	$956,482	18.16%	$833,500	17.30%
Interest-bearing checking (1)	2,287,894	43.45	1,849,254	38.38
Savings	154,914	2.94	130,731	2.71
Money market	1,307,051	24.82	1,298,885	26.96
Certificates of deposit - retail	409,608	7.78	530,222	11.00
Certificates of deposit - listing service	31,382	0.60	32,128	0.67
Subtotal deposits	5,147,331	97.75	4,674,720	97.02
Interest-bearing demand - Brokered	85,000	1.61	110,000	2.28
Certificates of deposit - Brokered	33,818	0.64	33,764	0.70
Total deposits	$5,266,149	100.00%	$4,818,484	100.00%

(1) Interest-bearing checking includes $647.8 million at December 31, 2021 and $652.5 million at December 31, 2020 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace programs.

The scheduled maturities of time deposits as of December 31, 2021 are as follows:

(In thousands)
2022	$387,322
2023	19,116
2024	31,471
2025	25,801
2026	11,098
Over 5 Years	—
Total	$474,808

6.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Company did not have any advances from the FHLB at December 31, 2021 or December 31, 2020. At December 31, 2021, unused short-term overnight borrowing commitments totaled $1.8 billion from the FHLB, $22.0 million from correspondent banks and $1.2 billion at the Federal Reserve Bank of New York.

The Company had no borrowings from the Federal Reserve’s Paycheck Protection Plan Lending Facility (the “PPPLF”) at December 31, 2021, compared to $177.1 million at December 31, 2020.  The borrowings had a rate of 0.35 percent, primarily all of which had a two-year maturity.  The Company utilized the PPPLF to fund PPP loan production.

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of December 31, 2021.

The following table summarizes, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$272,221	$—	$272,221	$—
Mortgage-backed securities-residential	476,974	—	476,974	—
SBA pool securities	39,561	—	39,561	—
State and political subdivisions	5,476	—	5,476	—
Corporate bond	2,521	—	2,521	—
CRA investment fund	14,685	14,685	—	—
Loans held for sale, at fair value	3,040	—	3,040	—
Derivatives:
Loan level swaps	32,326	—	32,326	—
Total	$846,804	$14,685	$832,119	$—

Liabilities:
Derivatives:
Cash flow hedges	$3,479	$—	$3,479	$—
Loan level swaps	34,569	—	34,569	—
Total	$38,048	$—	$38,048	$—

(In thousands)	December 31, 2020
Assets:
Securities available for sale:
U.S. treasuries	$2,613	$—	$2,613	$—
U.S. government-sponsored agencies	83,771	—	83,771	—
Mortgage-backed securities-residential	476,058	—	476,058	—
SBA pool securities	49,129	—	49,129	—
State and political subdivisions	8,089	—	8,089	—
Corporate bond	3,029	—	3,029	—
CRA investment fund	15,117	15,117	—	—
Loans held for sale, at fair value	13,588	—	13,588	—
Derivatives:
Loan level swaps	79,529	—	79,529	—
Total	$730,923	$15,117	$715,806	$—

Liabilities:
Derivatives:
Cash flow hedges	$9,616	$—	$9,616	$—
Loan level swaps	79,529	—	79,529	—
Total	$89,145	$—	$89,145	$—

The Company has elected the fair value option for certain loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2021 and December 31, 2020.

The following tables present residential loans held for sale, at fair value, at the dates indicated:

	December 31, 2021	December 31, 2020
Residential loans contractual balance	$2,992	$13,295
Fair value adjustment	48	293
Total fair value of residential loans held for sale	$3,040	$13,588

The following tables summarize, at the date indicated, assets measured at fair value on a non-recurring basis:

Fair Value Measurements Using
Quoted
Prices In
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$8,516	$—	$—	$8,516

Fair Value Measurements Using
Quoted
Prices In
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$2,300	$—	$—	$2,300

The carrying amounts and estimated fair values of financial instruments at December 31, 2021 are as follows:

		Fair Value Measurements at December 31, 2021 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$146,804	$146,804	$—	$—	$146,804
Securities held to maturity	108,680	—	108,460	—	108,460
Securities available for sale	796,753	—	796,753	—	796,753
CRA investment fund	14,685	14,685	—	—	14,685
FHLB and FRB stock	12,950	—	—	—	N/A
Loans held for sale, at fair value	3,040	—	3,040	—	3,040
Loans held for sale, at lower of cost or fair value	34,051	—	37,538	—	37,538
Loans, net of allowance for loan losses	4,745,024	—	—	4,767,293	4,767,293
Accrued interest receivable	21,589	—	2,443	19,146	21,589
Accrued interest receivable loan level swaps (A)	4,842	—	4,842	—	4,842
Loan level swaps	32,326	—	32,326	—	32,326
Financial liabilities
Deposits	$5,266,149	$4,791,341	$476,659	$—	$5,268,000
Subordinated debt	132,701	—	—	140,556	140,556
Accrued interest payable	651	130	446	75	651
Accrued interest payable loan level swaps (B)	4,842	—	4,842	—	4,842
Cash flow hedges	3,479	—	3,479	—	3,479
Loan level swaps	34,569	—	34,569	—	34,569
(A)	Included in other assets in the Consolidated Statement of Condition.
(B)	Included in accrued expenses and other liabilities in the Consolidated Statement of Condition.

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 are as follows:

		Fair Value Measurements at December 31, 2020 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$653,322	$653,322	$—	$—	$653,322
Securities available for sale	622,689	—	622,689	—	622,689
CRA investment fund	15,117	15,117	—	—	15,117
FHLB and FRB stock	13,709	—	—	—	N/A
Loans held for sale, at fair value	13,588	—	13,588	—	13,588
Loans held for sale, at lower of cost or fair value	18,520	—	19,115	—	19,115
Loans, net of allowance for loan losses	4,305,128	—	—	4,462,243	4,462,243
Accrued interest receivable	22,495	—	1,653	20,842	22,495
Loan level swaps	79,529	—	79,529	—	79,529
Financial liabilities
Deposits	$4,818,484	$4,222,370	$604,036	$—	$4,826,406
Short-term borrowings	15,000	—	15,000	—	15,000
Paycheck Protection Program Liquidity Facility	177,086	—	177,086	—	177,086
Subordinated debt	181,794	—	—	183,348	183,348
Accrued interest payable	1,650	150	1,347	153	1,650
Cash flow hedges	9,616	—	9,616	—	9,616
Loan level swaps	79,529	—	79,529	—	79,529

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

Loans:  At December 31, 2021 and 2020, respectively, the exit price observations are obtained from a third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations.  The valuation utilizes a discounted cash-flow based model relying on various assumptions including the probability of default, loss given default, portfolio liquidity and remaining term of the portfolio.

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

8.  REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.

The following table presents the sources of noninterest income for the years ended December 31:

(In thousands)	2021	2020	2019
Service charges on deposits
Overdraft fees	$415	$405	$662
Interchange income	1,451	1,208	1,238
Other	1,831	1,542	1,588
Wealth management fees (a)	52,987	40,861	38,363
Gains on sales of OREO	51	—	—
Corporate advisory fee income	3,483	265	444
Other (b)	12,025	17,479	12,401
Total noninterest other income	$72,243	$61,760	$54,696
(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the years ended December 31:

	2021
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$415	$—	$415
Interchange income	1,451	—	1,451
Other	1,831	—	1,831
Wealth management fees (a)	—	52,987	52,987
Gains on sales of OREO	51	—	51
Corporate advisory fee income	3,483	—	3,483
Other (b)	10,111	1,914	12,025
Total noninterest income	$17,342	$54,901	$72,243

	2020
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$405	$—	$405
Interchange income	1,208	—	1,208
Other	1,542	—	1,542
Wealth management fees (a)	—	40,861	40,861
Corporate advisory fee income	265	—	265
Other (b)	15,684	1,795	17,479
Total noninterest income	$19,104	$42,656	$61,760

	2019
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$662	$—	$662
Interchange income	1,238	—	1,238
Other	1,588	—	1,588
Wealth management fees (a)	—	38,363	38,363
Corporate advisory fee income	444	—	444
Other (b)	11,067	1,334	12,401
Total noninterest income	$14,999	$39,697	$54,696

(a)	Includes investment brokerage fees.
(b)	All of the other category is outside the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 follows:

Service charges on deposit accounts:  The Company earns fees from its deposit customers for certain transaction account maintenance, and overdraft fees.  Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that point in time the Company fulfills the customer’s request.  Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are withdrawn from the customer’s account balance.

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income by $127,000, $115,000, and $138,000 for 2021, 2020, and 2019, respectively.

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

Corporate advisory fee income: The Company provides our clients with financial advisory and underwriting services. Investment banking revenues, which includes mergers and acquisition advisory fees and private placement fees, are recorded when the performance obligation for the transaction is satisfied under the terms of each engagement. Reimbursed expenses are reported in other revenue on the statement of operations. Expenses related to investment banking are recognized as non-compensation expenses on the statement of operations.  Amounts received and unearned are included on the statement of financial condition. Expenses related to investment banking deals not completed are recognized in non-compensation expenses on the statement of operations.

The Company’s mergers and acquisition advisory fees generally consist of a nonrefundable up-front fee and success fee.  The nonrefundable fee is recorded as deferred revenue upon receipt and recognized at a point in time when the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management’s judgement is required in determining when a transaction is considered to be terminated.

Gains/(losses) on sales of OREO:  The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present.  The Company recorded a gain on sale of OREO of $51,000 for 2021. The Company did not record a gain or loss in 2020 or 2019.

Other:  All of the other income items are outside the scope of ASC 606.

9.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31:

(In thousands)	2021	2020	2019
Professional and legal fees	$5,343	$4,099	$4,506
Telephone	1,323	1,432	1,361
Advertising	1,288	1,631	1,363
Amortization of intangible assets	1,598	1,287	1,043
Branch restructure	228	488	—
Write-off of subordinated debt costs	648	—	—
Other operating expenses	12,396	10,945	11,434
Total other operating expenses	$22,824	$19,882	$19,707

10.  INCOME TAXES

The income tax expense included in the consolidated financial statements for the years ended December 31 is allocated as follows:

(In thousands)	2021	2020	2019
Federal:
Current (benefit)/expense	$7,400	$(4,741)	$5,647
Deferred expense	7,971	10,161	6,087
State:
Current expense	4,188	2,327	3,028
Deferred (benefit)/expense	1,481	(1,936)	3,926
Total income tax expense	$21,040	$5,811	$18,688

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21 percent for 2021, 2020, and   2019, respectively, to income before taxes as a result of the following:

(In thousands)	2021	2020	2019
"Computed expected tax expense"	$16,309	$6,721	$13,886
(Decrease)/increase in taxes resulting from:
Tax-exempt income	(146)	(287)	(431)
State income taxes, net of Federal benefit	4,789	1,813	2,540
Impact of state tax reform, net of Federal benefit	—	—	2,954
Bank owned life insurance income	(356)	(267)	(277)
Life insurance expense	199	225	234
Interest disallowance	14	66	146
Meals and entertainment expense	39	40	40
Stock-based compensation	9	569	(46)
Impact of CARES Act	—	(3,009)	—
Other	183	(60)	(358)
Total income tax expense	$21,040	$5,811	$18,688

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$16,408	$18,044
Tax net operating loss carryforward	1,180	3,476
Organization costs	8	12
Cash flow hedge	978	2,703
Unrealized loss on securities available for sale	3,061	—
Unrealized loss on equity security	84	—
Stock option expense	2,541	2,131
Nonaccrual interest	97	24
Accrued compensation	5,631	4,058
Accrued expenses	472	1,420
Lease liabilities	2,689	2,610
Finance lease	732	762
Other	183	52
Total gross deferred tax assets	$34,064	$35,292
Deferred tax liabilities:
Lease financing	$64,071	$55,823
Unrealized gain on securities available for sale	—	1,772
Unrealized gain on equity security	—	31
Deferred loan origination costs and fees	1,757	1,175
Deferred income	4,543	5,205
Amortization of intangible assets	369	1,738
Lease right-of-use asset	2,600	2,526
Other	46	—
Total gross deferred tax liabilities	73,386	68,270
Net deferred tax liability	$(39,322)	$(32,978)

Based upon taxes paid and projected future taxable income, Management believes that it is more likely than not that the Company’s gross deferred tax assets will be realized. However, there can be no assurance that such assets will be realized if circumstances change.

At December 31, 2021, the Company had $16.8 million of state net operating loss carryforward available to offset future taxable income.  These operating loss carryforwards have various expirations beginning in 2032.  At December 31, 2020, the Company had no unrecognized tax benefits. The Company does not expect the amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  The Company recognizes interest accrued related to uncertain tax positions and penalties as income tax expense.

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

The CARES Act was signed into law on March 27, 2020 and subsequently has been amended several times. Among other provisions, the CARES Act allowed a five-year carryback of any NOL generated in a taxable year beginning after December 31, 2017 and before January 1, 2021. The tax benefit recorded in 2020 was primarily due to a $3.0 million Federal income tax benefit that resulted from the federal NOL carryback. The Company had a $23 million operating loss for tax purposes in 2018 (when the Federal tax rate was 21 percent) resulting from accelerated tax depreciation. The Company carried back all eligible NOLs and has no federal NOLs remaining.

The Company is subject to U.S. Federal income tax as well as income tax of various state jurisdictions. The Company is no longer subject to federal examination for tax years prior to 2018. The tax years of 2018, 2019 and 2020 remain open to federal examination.

11.  BENEFIT PLANS

The Company sponsors a profit sharing plan and a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. The Company contributed two percent of compensation for each employee regardless of the employees’ contributions for the year ended December 31, 2021. The Company did not make a contribution to the savings plan for the year ended December 31, 2020. The Company contributed two percent of compensation for each employee regardless of the employees’ contributions for the year ended December 31, 2019.  In addition, the Company partially matches employee contributions up to three percent. Expense for the savings plan totaled approximately $2.9 million for the year ended December 31, 2021 and $1.7 million for both the years ended December 31, 2020 and 2019, respectively.

Additional contributions to the profit sharing plan are made at the discretion of the Board of Directors and all funds are invested solely in Company common stock. The Company did not make additional contributions to the profit sharing plan in 2021, 2020 or 2019.

12.  STOCK-BASED COMPENSATION

The Company’s 2006 Long-Term Stock Incentive Plan, 2012 Long-Term Stock Incentive Plan and 2021 Long-Term Stock Incentive Plan allow the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. As of December 31, 2021, the total number of shares available for grant in all active plans was 1,730,542. There are no shares remaining for issuance with respect to the stock option plan approved in 2002; however, options granted under this plan are still included in the numbers below.

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

Changes in options outstanding during 2021 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2021	50,660	$13.59
Exercised during 2021	(16,640)	11.76
Expired during 2021	—	—
Forfeited during 2021	(2,680)	13.24
Balance, December 31, 2021	31,340	$14.59	0.93 years	$652
Vested and expected to vest	31,340	$14.59	0.93 years	$652
Exercisable at December 31, 2021	31,340	$14.59	0.93 years	$652

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on December 31, 2021 was $35.40.

There were no stock options granted in 2021.

As of December 31, 2021, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.

The Company issued service-based and performance-based restricted stock units in 2021, 2020 and 2019.  Service-based units vest ratably over a three- or five-year period. There were 215,716 service-based restricted stock units granted during 2021.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years.  There were 51,710 performance-based restricted units granted during 2021.

As of December 31, 2021, there was $12.5 million of total unrecognized compensation cost related to both service and performance-based units.  That cost is expected to be recognized over a weighted average period of 1.46 years.  Total stock-based compensation expense recognized for stock awards/units totaled $7.1 million, $6.9 million and $5.9 million in 2021, 2020 and 2019, respectively.  There was no stock-based compensation expense related to stock options for the years ended December 31, 2021, 2020 and 2019, respectively.

Changes in non-vested shares dependent on performance criteria for 2021 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2021	221,600	$20.47
Granted during 2021	51,710	31.36
Vested during 2021	(36,032)	35.33
Forfeited during 2021	(11,843)	26.32
Balance, December 31, 2021	225,435	$20.29

Changes in service based restricted stock units for 2021 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2021	777,166	$19.24
Granted during 2021	215,716	31.42
Vested during 2021	(265,594)	22.23
Forfeited during 2021	(26,143)	17.32
Balance, December 31, 2021	701,145	$21.93

13.  COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is a party to litigation arising from the conduct of its business.  Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner.

There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $894.8 million and $691.7 million at December 31, 2021 and 2020, respectively, which are not included in the accompanying consolidated financial statements.  These commitments include unused commercial and home equity lines of credit.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation.  Most of the Company’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less.  The maximum potential future payments the Company could be required to make equal the contract amount of the standby letters of credit and amounted to $18.8 million and $17.0 million at December 31, 2021 and 2020, respectively.  The fair value of the Company’s liability for financial standby letters of credit was insignificant at December 31, 2021.

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

The Company is a limited partner in a Small Business Investment Company (“SBIC”).  As of December 31, 2021, the Company had unfunded commitments of $1.1 million for its investment in SBIC qualified funds.

14.  LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of December 31, 2021, the Company’s operating lease ROU asset and operating lease liability totaled $9.8 million and $10.1 million, respectively. As of December 31, 2020, the Company’s operating lease ROU asset and operating lease liability totaled $9.4 million and $9.7 million, respectively.  A weighted average discount rate of 2.78 percent and 3.11 percent was used in the measurement of the ROU asset and lease liability as of December 31, 2021 and 2020, respectively.

The Company's leases had remaining lease terms between four months to 15 years, with a weighted average lease term of 6.09 years, at December 31, 2021. The Company's leases had remaining lease terms between one month to 16 years, with a weighted average lease term of 6.01 years, at December 31, 2020. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $2.8 million and $3.1 million for the years ended December 31, 2021 and 2020, respectively.  The variable lease costs were $313,000 and $338,000 for the years ended December 31, 2021 and 2020, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2021:

(In thousands)
2022	$2,753
2023	2,246
2024	1,729
2025	1,463
2026	888
Thereafter	2,263
Total lease payments	11,342
Less: imputed interest	1,231
Total present value of lease payments	$10,111

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the years ended December 31:

(In thousands)	2021	2020
Right-of-use asset obtained in exchange for lease obligation	$3,098	$457
Operating cash flows from operating leases	2,506	2,809
Operating cash flows from direct finance leases	300	343
Financing cash flows from direct finance leases	748	748

15.  REGULATORY CAPITAL

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance of all the requirements being fully phased in on January 1, 2019. The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital.  Management believes that as of December 31, 2021, the Company and the Bank meet all capital adequacy requirements to which they were subject at that date.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 and Tier I leverage ratios as set forth in the table.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total capital
(to risk-weighted assets)	$672,614	14.05%	$478,628	10.00%	$382,902	8.00%	$502,559	10.50%

Tier I capital
(to risk-weighted assets)	612,762	12.80	382,902	8.00	287,177	6.00	406,834	8.50

Common equity tier I
(to risk-weighted assets)	612,738	12.80	311,108	6.50	215,382	4.50	335,039	7.00

Tier I capital
(to average assets)	612,762	9.99	306,538	5.00	245,231	4.00	245,231	4.00

As of December 31, 2020:
Total capital
(to risk-weighted assets)	$600,478	14.81%	$405,587	10.00%	$324,469	8.00%	$425,866	10.50%

Tier I capital
(to risk-weighted assets)	549,575	13.55	324,469	8.00	243,352	6.00	344,749	8.50

Common equity tier I
(to risk-weighted assets)	549,540	13.55	263,631	6.50	182,514	4.50	283,911	7.00

Tier I capital
(to average assets)	549,575	9.71	283,083	5.00	226,466	4.00	226,466	4.00
(A)	See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total capital
(to risk-weighted assets)	$700,790	14.64%	N/A	N/A	$382,944	8.00%	$502,614	10.50%

Tier I capital
(to risk-weighted assets)	508,231	10.62	N/A	N/A	287,208	6.00	406,878	8.50

Common equity tier I
(to risk-weighted assets)	508,207	10.62	N/A	N/A	215,406	4.50	335,076	7.00

Tier I capital
(to average assets)	508,231	8.29	N/A	N/A	245,242	4.00	245,242	4.00

As of December 31, 2020:
Total capital
(to risk-weighted assets)	$716,210	17.67%	N/A	N/A	$324,322	8.00%	$425,673	10.50%

Tier I capital
(to risk-weighted assets)	483,535	11.93	N/A	N/A	243,242	6.00	344,592	8.50

Common equity tier I
(to risk-weighted assets)	483,500	11.93	N/A	N/A	182,431	4.50	283,782	7.00

Tier I capital
(to average assets)	483,535	8.53	N/A	N/A	226,624	4.00	226,624	4.00

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

Interest Rate Swap Designated as Cash Flow Hedge:   Interest rate swaps with a notional amount of $230.0 million and $270.0 million at December 31, 2021 and 2020, respectively, were designated as cash flow hedges of certain interest-bearing deposits.  On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment.  This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective.  As of December 31, 2021, there were no events or market conditions that would result in hedge ineffectiveness.  The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income.  The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective.  The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Information about the interest rate swaps designated as cash flow hedges as of December 31, 2021 and 2020 is presented in the following table:

(Dollars in thousands)	2021	2020
Notional amount	$230,000	$270,000
Weighted average pay rate	1.99%	1.93%
Weighted average receive rate	0.20%	0.22%
Weighted average maturity	1.04 years	2.02 years
Unrealized loss, net	$(3,479)	$(9,616)
Number of contracts	11	13

Net interest expense recorded on these swap transactions totaled approximately $4.4 million and $3.7 million for the years ended December 31, 2021 and 2020, respectively.

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the year ended December 31:

(In thousands)	2021	2020
Interest rate contracts
Gain/(loss) recognized in other comprehensive income, net of tax (effective portion)	$4,412	$(4,412)
Gain/(loss) reclassified from other comprehensive income to interest expense	—	(89)
Gain/(loss) recognized in other noninterest income	(842)	—

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

During the second quarter of 2021, the Company terminated interest rate swaps with a notional amount of $40.0 million.  The interest rate swaps were designated as cash flow hedges in which the Company received a variable payment from our counterparty in exchange for making fixed-rate payments over the life of the swap agreements.  Due to increased liquidity levels, management made the decision to pay off certain interest-bearing deposit liabilities that were being hedged.  These liabilities will not be replaced; therefore, it will no longer be probable that the original forecasted transactions subject to the cash flow hedges will occur.  As a result, the pre-tax loss on the termination of the interest rate swaps of $842,000 was recorded in the income statement for the twelve months ended December 31, 2021.

The following tables reflect the cash flow hedges included in the financial statements as of December 31, 2021, and 2020:

	December 31, 2021
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$(3,479)
Total included in other assets	—	—
Total included in other liabilities	230,000	(3,479)

	December 31, 2020
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$270,000	$(9,616)
Total included in other assets	—	—
Total included in other liabilities	270,000	(9,616)

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

The Company recorded a total swap valuation provision of $2.1 million for the year ended December 31, 2021 related to a commercial real estate loan placed on nonaccrual status during the third quarter of 2021.  The Company also recorded a valuation allowance on our remaining swaps not designated as accounting hedges in the amount of $130,000 during the fourth quarter of 2021.  The accrued interest receivable and payable of $4.8 million related to our swaps is recorded in other assets and other liabilities as of December 31, 2021.

Information about these swaps is as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Notional amount	$702,210	$823,134
Fair value (A)	$37,168	$79,529
Weighted average pay rates	4.00%	4.02%
Weighted average receive rates	1.83%	1.91%
Weighted average maturity	5.5 years	6.5 years
Number of contracts	86	95
(A)	The December 31, 2021, amount includes the fair value of the loan level swap asset of $32.3 million plus accrued interest receivable of $4.8 million on back-to-back swap loans.

17.  SHAREHOLDERS’ EQUITY

On July 25, 2019, the Company authorized the repurchase of up to 960,000 shares, or approximately 5 percent of its outstanding shares.  During the year ended December 31, 2020, the Company purchased 220,222 shares, at an average price of $29.45, for a total cost of $6.5 million. During the year ended December 31, 2019, the Company purchased 739,778 shares at an average price of $28.39 for a total cost of $21.0 million. The Company completed its 960,000 share repurchase program, at an average price of $28.63, for a total cost of $27.5 million in 2020.  On January 28, 2021, the Company authorized the repurchase of up to 948,735 shares, or approximately 5 percent of its outstanding shares. During the year ended December 31, 2021, the Company purchased 894,744 shares at an average price of $31.99 for a total cost of $28.6 million.

The Dividend Reinvestment Plan of the Company (the “Reinvestment Plan”) allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock, which up to January 30, 2019, were purchased at a 3 percent discount to market for plan participants.  On January 3, 2019, the Company filed a Registration Statement on Form S-3 eliminating the 3 percent discount to market price.  Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  All shares purchased during 2021 were purchased in the open market.

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

Peapack Private

Peapack Private, which includes the operations of PGB Trust & Investments of Delaware and MCM, consists of: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services.

The following table presents the statements of income and total assets for the Company’s reportable segments for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$132,195	$5,866	$138,061
Noninterest income	17,342	54,901	72,243
Total income	149,537	60,767	210,304
Provision for loan losses	6,475	—	6,475
Compensation and benefits	56,970	24,894	81,864
Premises and equipment expense	14,805	2,360	17,165
FDIC expense	2,071	—	2,071
Other noninterest expense	14,407	10,660	25,067
Total noninterest expense	94,728	37,914	132,642
Income before income tax expense	54,809	22,853	77,662
Income tax expense	14,847	6,193	21,040
Net income	$39,962	$16,660	$56,622

Total assets at period end	$5,973,343	$104,650	$6,077,993

	Year Ended December 31, 2020
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$121,583	$6,019	$127,602
Noninterest income	19,104	42,656	61,760
Total income	140,687	48,675	189,362
Provision for loan losses	32,400	—	32,400
Compensation and benefits	54,044	23,472	77,516
Premises and equipment expense	14,056	2,321	16,377
FDIC expense	1,975	—	1,975
Other noninterest expense	19,694	9,397	29,091
Total noninterest expense	122,169	35,190	157,359
Income before income tax expense	18,518	13,485	32,003
Income tax expense	2,170	3,641	5,811
Net income	$16,348	$9,844	$26,192

Total assets at period end	$5,798,770	$91,672	$5,890,442

	Year Ended December 31, 2019
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$114,983	$5,291	$120,274
Noninterest income	14,999	39,697	54,696
Total income	129,982	44,988	174,970
Provision for loan losses	4,000	—	4,000
Compensation and benefits	48,925	21,204	70,129
Premises and equipment expense	12,533	2,202	14,735
FDIC expense	277	—	277
Other noninterest expense	10,932	8,775	19,707
Total noninterest expense	76,667	32,181	108,848
Income before income tax expense	53,315	12,807	66,122
Income tax expense	15,069	3,619	18,688
Net income	$38,246	$9,188	$47,434

Total assets at period end	$5,095,744	$87,135	$5,182,879

19.  SUBORDINATED DEBT

In June 2016, the Company issued $50.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2016 Notes”) to certain institutional investors. The 2016 Notes were non-callable for five years, had a stated maturity of June 30, 2026, and bore interest at a fixed rate of 6.0 percent per year until June 30, 2021. From June 30, 2021, to the maturity date or early redemption date, the interest rate would reset quarterly to a level equal to the then current three-month LIBOR rate plus 485 basis points, payable quarterly in arrears. During the second quarter of 2021, the Company used a portion of the proceeds from the December 2020 subordinated debt issuance to redeem the $50.0 million June 2016 issuance.  The remaining net issuance costs of $648,000 were written-off during the quarter ended June 30, 2021.

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes are non-callable for five years, have a stated maturity of December 15, 2027, and bear interest at a fixed rate of 4.75 percent per year until December 15, 2022. From December 16, 2022, to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 254 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $875,000 and are being amortized to maturity.

In December 2020, the Company issued $100.0 million in aggregate principal amount of fixed to floating subordinated notes (the “2020 Notes”) to certain institutional investors.  The 2020 Notes are non-callable for five years, have a stated maturity of December 22, 2030, and bear interest at a fixed rate of 3.50 percent per year until December 22, 2025. From December 23, 2025, to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month SOFR plus 326 basis points, payable quarterly in arrears.  Debt issuance costs incurred totaled $1.9 million and are being amortized to maturity.

The Company may use the proceeds from the issuance of the 2020 Notes for stock repurchases, acquisitions of wealth management firms, as well as other general corporate purposes.

Subordinated debt is presented net of issuance cost on the Consolidated Statements of Condition. The subordinated debt issuances are included in the Company’s regulatory total capital amount and ratio.

In connection with the issuance of the 2020 Notes, the Company obtained ratings from Kroll Bond Rating Agency (“KBRA”) and Moody’s Investors Service (“Moody’s”). KBRA assigned investment grade rating of BBB- and Moody’s assigned investment grade rating of Baa3 for the 2020 Notes at the time of issuance.

20.  ACQUISITIONS

The Company completed one acquisition in 2021, two acquisitions in 2020, and one acquisition in 2019, supporting the overall wealth management strategy.  The acquisitions were not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

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

On July 1, 2021, the Company acquired Princeton Portfolio Strategies Group.  The purchase price was comprised of cash and common stock.  The excess of the purchase price over the estimated fair value of the identifiable net assets was recorded as goodwill and is deductible for tax purposes.

The fair value of the equity included as part of the consideration for the Company’s acquisition in 2021 was determined based on the closing price of the Company’s common shares on the acquisition date and totaled $333,000 in the aggregate for 2021.  There was no equity included in the Company’s acquisitions for the year ended December 31, 2020. The fair value of the equity included as part of the consideration for the Company’s acquisition in 2019 was determined based on the closing price of the Company’s common shares on the acquisition date and totaled $5.0 million in the aggregate for 2019.

The 2021 acquisition resulted in goodwill of $3.1 million as well as identifiable intangible assets. The two 2020 acquisitions resulted in goodwill of $2.9 million as well as identifiable intangible assets.  The 2019 acquisition resulted in goodwill of $5.8 million as well as identifiable intangible assets. Identifiable intangible assets include tradename, customer relationships and non-compete agreements. No liabilities were assumed at these acquisition dates.

Goodwill on the Company’s consolidated statement of financial condition totaled $36.2 million, and $33.1 million as of December 31, 2021 and 2020, respectively.  Of the $36.2 million of goodwill, $563,000 relates to the Banking segment and $35.6 million relates to the Wealth Management segment.

During 2021, the Company conducted its annual impairment analysis and concluded that there was no impairment of goodwill.

The table below presents a rollforward of goodwill and intangible assets for the years ended December 31, 2021, 2020 and 2019:

		Identifiable
(In thousands)	Goodwill	Intangible Assets
Balance as of January 1, 2019	$24,417	$7,933
Acquisitions during the period	5,791	3,490
Amortization during the period	—	1,043
Balance as of December 31, 2019	$30,208	$10,380
Acquisitions during the period	$2,895	$1,695
Amortization and impairment during the period	—	1,287
Balance as of December 31, 2020	$33,103	$10,788
Acquisitions during the period	$3,109	$3,500
Amortization during the period	—	1,598
Balance as of December 31, 2021	$36,212	$12,690

Amortization expense related to identifiable intangible assets was $1.6 million, $1.3 million, and $1.0 million for 2021, 2020, and 2019, respectively.

Estimated amortization expense for each of the next five years is shown in the table below.

(In thousands)
2022	$1,569
2023	1,320
2024	1,087
2025	1,087
2026	944

21.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the years ended December 31, 2021, 2020 and 2019:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2021	Reclassifications	Income/(Loss)	2021	2021
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$5,521	$(15,394)	$—	$(15,394)	$(9,873)

Gain/(loss) on cash flow hedges	(6,913)	3,806	606	4,412	(2,501)

Accumulated other comprehensive gain/(loss), net of tax	$(1,392)	$(11,588)	$606	$(10,982)	$(12,374)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2020	Reclassifications	Income/(Loss)	2020	2020
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$1,006	$4,515	$—	$4,515	$5,521

Gain/(loss) on cash flow hedges	(2,501)	(4,346)	(66)	(4,412)	(6,913)

Accumulated other comprehensive gain/(loss), net of tax	$(1,495)	$169	$(66)	$103	$(1,392)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2019	Reclassifications	Income/(Loss)	2019	2019
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(3,006)	$4,012	$—	$4,012	$1,006

Gain/(loss) on cash flow hedges	661	(3,006)	(156)	(3,162)	(2,501)

Accumulated other comprehensive gain/(loss), net of tax	$(2,345)	$1,006	$(156)	$850	$(1,495)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the years ended December 31, 2021, 2020 and 2019:

	Years Ended
	December 31,
(In thousands)	2021	2020	2019	Affected Line Item in Statements of Income
Unrealized gain/(loss) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$—	$(89)	$(223)	Interest expense
Reclassification adjustment for losses on termination of swaps included in net income	842	—	—	Other Income
Tax effect	(236)	23	67	Income tax expense
Total reclassifications, net of tax	$606	$(66)	$(156)

22.  CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2021	2020
Assets
Cash	$27,530	$117,670
Interest-earning deposits	522	523
Total cash and cash equivalents	28,052	118,193
Investment in subsidiary	650,918	593,162
Other assets	680	6
Total assets	$679,650	$711,361
Liabilities
Subordinated debt	$132,701	$181,794
Other liabilities	561	2,445
Total liabilities	133,262	184,239
Shareholders’ equity
Common stock	17,220	16,958
Surplus	332,358	326,592
Treasury stock	(65,104)	(36,477)
Retained earnings	274,288	221,441
Accumulated other comprehensive loss	(12,374)	(1,392)
Total shareholders’ equity	546,388	527,122
Total liabilities and shareholders’ equity	$679,650	$711,361

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2021	2020	2019
Income
Dividend from Bank	$—	$13,000	$31,000
Other income	—	2	6
Total income	—	13,002	31,006
Expenses
Interest expense	7,013	4,992	4,895
Other expenses	1,602	948	721
Total expenses	8,615	5,940	5,616
(Loss)/income before income tax benefit and equity in undistributed earnings of Bank	(8,615)	7,062	25,390
Income tax benefit	(2,340)	(1,247)	(1,178)
Net (loss)/income before equity in undistributed earnings of Bank	(6,275)	8,309	26,568
Equity in undistributed earnings of Bank/(dividends in excess of earnings)	62,897	17,883	20,866
Net income	$56,622	$26,192	$47,434
Other comprehensive (loss)/income	(10,982)	103	850
Comprehensive income	$45,640	$26,295	$48,284

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$56,622	$26,192	$47,434
Undistributed earnings of Bank	(62,897)	(17,883)	(20,866)
Amortization of subordinated debt costs	1,002	234	224
(Increase)/decrease in other assets	(674)	4,914	(1,186)
(Decrease)/increase in other liabilities	(1,979)	2,176	(24)
Net cash (used in)/provided by operating activities	(7,926)	15,633	25,582

Cash flows from investing activities:
Capital contribution to subsidiary	—	—	—
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Cash dividends paid on common stock	(3,775)	(3,780)	(3,865)
Exercise of stock options, net of stock swaps	187	230	251
Proceeds from issuance of subordinated debt	—	98,143	—
Repayments of subordinated debt	(50,000)	—	—
Shares repurchase	(28,627)	(6,487)	(21,002)
Net cash (used in)/provided by financing activities	(82,215)	88,106	(24,616)

Net (decrease)/increase in cash and cash equivalents	(90,141)	103,739	966
Cash and cash equivalents at beginning of period	118,193	14,454	13,488
Cash and cash equivalents at end of period	$28,052	$118,193	$14,454

23.  SUPPLEMENTAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial data for the periods indicated:

Selected 2021 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$38,239	$39,686	$40,067	$42,075
Interest expense	6,446	5,841	4,856	4,863
Net interest income	31,793	33,845	35,211	37,212
Provision for loan losses	225	900	1,600	3,750
Wealth management fee income	12,131	13,034	13,860	13,962
Securities (losses)/gains, net	(265)	42	(70)	(139)
Other income	5,954	4,602	3,991	5,141
Operating expenses	31,594	30,684	32,185	31,704
Income before income tax expense	17,794	19,939	19,207	20,722
Income tax expense	4,616	5,521	5,036	5,867
Net income	$13,178	$14,418	$14,171	$14,855

Earnings per share-basic	$0.70	$0.76	$0.76	$0.80
Earnings per share-diluted	0.67	0.74	0.74	0.78

Selected 2020 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$45,395	$41,649	$40,174	$38,532
Interest expense	13,648	9,678	8,025	6,797
Net interest income	31,747	31,971	32,149	31,735
Provision for loan losses	20,000	4,900	5,150	2,350
Wealth management fee income	9,955	9,996	10,119	10,791
Securities gains/(losses), net	198	125	—	(42)
Other income	4,364	2,505	10,092	3,657
Operating expenses	28,235	29,014	28,461	39,249
(Loss)/income before income tax (benefit)/expense	(1,971)	10,683	18,749	4,542
Income tax (benefit)/expense	(3,344)	2,441	5,202	1,512
Net income	$1,373	$8,242	$13,547	$3,030

Earnings per share-basic	$0.07	$0.44	$0.72	$0.16
Earnings per share-diluted	0.07	0.43	0.71	0.16

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures” which, consistent with Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is defined to mean controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that such information is accumulated and communicated to the Company’s Management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2021, Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission.  Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit and Risk Committees.

Based on this assessment, Management determined that, as of December 31, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of the Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the Company’s December 31, 2021 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B.	OTHER INFORMATION

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors – Nominee for Election as Directors,” “Corporate Governance – Committee of the Board of Directors – Audit Committee,” “– Code of Business Conduct and Conflict of Interest Policy and Corporate Governance Principles,” and “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement is incorporated herein by reference.

A copy of the Code of Business Conduct and Conflict of Interest Policy is available to shareholders on the “Governance Documents” section of the Investors Relations section of the Company’s website at www.pgbank.com.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience
Douglas L. Kennedy	65	2012	Chief Executive Officer
Jeffrey J. Carfora	63	2009	Chief Financial Officer
John P. Babcock	64	2014	President of Private Wealth Management
Robert A. Plante	62	2017	Chief Operating Officer
Gregory M. Smith	55	2019	President of Commercial Banking

Mr. Kennedy joined the Bank in October 2012 as Chief Executive Officer. He is a career banker with over 43 years of commercial banking experience. Previously, Mr. Kennedy served as Executive Vice President and Market President at Capital One Bank/North Fork and held key executive level positions with Summit Bank and Bank of America/Fleet Bank. Mr. Kennedy has a Bachelor’s Degree in Economics and an M.B.A. from Sacred Heart University in Fairfield, Connecticut.

Mr. Carfora joined the Bank in April 2009 as Chief Financial Officer having previously served as a Transitional Officer with New York Community Bank from April 2007 until January 2008 as a result of a merger with PennFed Financial Services Inc. and Penn Federal Savings Bank (collectively referred to as “PennFed”).  Prior to the merger, Mr. Carfora served as Chief Operating Officer of PennFed from October 2001 until April 2007 and Chief Financial Officer from December 1993 to October 2001. Mr. Carfora has nearly 41 years of experience, including 38 years in the banking industry. Mr. Carfora has a Bachelor’s Degree in Accounting and an M.B.A. in Finance, both from Fairleigh Dickinson University and is a Certified Public Accountant.

Mr. Babcock joined the Bank in March 2014 as Senior Executive Vice President of the Bank and President of Private Wealth Management.  Mr. Babcock has 40 years of experience in commercial and wealth management/private bank businesses in New York City and regional markets through mergers, expansions, rapid growth and periods of significant organizational change.  Prior to joining the Bank, Mr. Babcock was the managing director of the Northeast Mid-Atlantic region for the HSBC Private Bank.  Mr. Babcock graduated from Tulane University’s A.B. Freeman School of Business and has an M.B.A. from Fairleigh Dickinson University.  Mr. Babcock holds FINRA Series 7, 63 and 24 securities licenses.

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

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2022 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2021 for all equity compensation plans under which shares of our common stock may be issued:

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column

Equity
Compensation
Plans Approved
By Security
Holders	31,340	$14.59	1,730,542

Equity
Compensation
Plans Not
Approved By
Security Holders	N/A	N/A	N/A
Total	31,340	$14.59	1,730,542

The information set forth under the caption “Beneficial Ownership of Common Stock” in the 2022 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2022 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Proposal 3 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “– Audit Committee Pre-Approval Procedures” in the 2022 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2021 and 2020.
Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019.
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2021 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2021 Annual Report.

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

B.

First Supplemental Indenture, dated as of December 12, 2017, by and between the Company and U.S. Bank National Association, as Trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on December 12, 2017.

C.

Indenture, dated as of December 22, 2020, by and between Peapack-Gladstone Financial Corporation and UMB Bank, National Association, as trustee is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K Current Report filed on December 23, 2020 (SEC File No. 001-16197).

D.

Form of Subordinated Note Purchase Agreement, dated as of December 22, 2020, by and between Peapack-Gladstone Financial Corporation and the several Purchasers is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed on December 23, 2020 (SEC File No. 001-16197).

E.

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

Form of Employment Agreement, dated as of August 5, 2021, by and among the Company, the Bank and each of Douglass L. Kennedy, Jeffrey L. Carfora, John P. Babcock and Gregory M. Smith incorporated by reference into Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2021. +

I.

Change in Control Agreement, dated as of August 5, 2021, by and among the Company, the Bank and Robert A. Plante incorporated by reference into Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2021. +

J.

Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and Douglas L. Kennedy, incorporated by reference to Exhibit 10(A) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +

K.

Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and John P. Babcock, incorporated by reference to Exhibit 10(C) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +

L.

Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and Jeffrey J. Carfora, incorporated by reference to Exhibit 10(D) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +

M.

Peapack-Gladstone Financial Corporation 2021 Long-Term Incentive Plan, incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders. +

N.

Form of Time-Based Restricted Stock Unit Agreement under the Peapack-Gladstone Financial Corporation 2021 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on July 1, 2021. +

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

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from Peapack-Gladstone’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and is included in Exhibits 101.
+	Management contract and compensatory plan or arrangement.
Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Peapack-Gladstone Financial Corporation
By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy President and Chief Executive Officer

Dated:    March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	President and Chief Executive Officer, and Director	March 14, 2022
Douglas L. Kennedy

/s/ Jeffrey J. Carfora	Senior Executive Vice President and Chief Financial Officer	March 14, 2022
Jeffrey J. Carfora

/s/ Francesco S. Rossi	Senior Vice President and Chief Accounting Officer	March 14, 2022
Francesco S. Rossi

/s/ F. Duffield Meyercord	Chairman of the Board	March 14, 2022
F. Duffield Meyercord

/s/ Carmen M. Bowser	Director	March 14, 2022
Carmen M. Bowser

/s/ Susan A. Cole	Director	March 14, 2022
Susan A. Cole

/s/ Anthony J. Consi II	Director	March 14, 2022
Anthony J. Consi II

/s/ Richard Daingerfield	Director	March 14, 2022
Richard Daingerfield

/s/ Edward A. Gramigna	Director	March 14, 2022
Edward A. Gramigna

/s/ Peter D. Horst	Director	March 14, 2022
Peter D. Horst

/s/ Steven A. Kass	Director	March 14, 2022
Steven A. Kass

/s/ Patrick J. Mullen	Director	March 14, 2022
Patrick J. Mullen

/s/ Philip W. Smith III	Director	March 14, 2022
Philip W. Smith III

/s/ Tony Spinelli	Director	March 14, 2022
Tony Spinelli

/s/ Beth Welsh	Director	March 14, 2022
Beth Welsh