Form 10-Q
period 2022-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2022-05-18
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2022

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

Number of shares of Common Stock outstanding as of May 6, 2022: 18,370,312

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$8,849	$5,929
Federal funds sold	—	—
Interest-earning deposits	105,111	140,875
Total cash and cash equivalents	113,960	146,804
Securities available for sale	601,163	796,753
Securities held to maturity (fair value $100,314 at March 31, 2022 and $108,460 at December 31, 2021)	106,816	108,680
Equity security, at fair value	14,003	14,685
FHLB and FRB stock, at cost	18,570	12,950
Loans held for sale, at fair value	605	3,040
Loans held for sale, at lower of cost or fair value	26,350	34,051
Loans	5,122,202	4,806,721
Less: Allowance for credit losses (1)	58,386	61,697
Net loans	5,063,816	4,745,024
Premises and equipment	22,960	23,044
Other real estate owned	—	—
Accrued interest receivable	22,890	21,589
Bank owned life insurance	46,805	46,663
Goodwill	36,212	36,212
Other intangible assets	12,259	12,690
Finance lease right-of-use assets	3,395	3,582
Operating lease right-of-use assets	14,725	9,775
Due from brokers	120,245	—
Other assets	30,890	62,451
TOTAL ASSETS	$6,255,664	$6,077,993
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,023,208	$956,482
Interest-bearing deposits:
Checking	2,362,987	2,287,894
Savings	162,116	154,914
Money market accounts	1,304,017	1,307,051
Certificates of deposit - retail	384,909	409,608
Certificates of deposit - listing service	31,348	31,382
Subtotal deposits	5,268,585	5,147,331
Interest-bearing demand - brokered	85,000	85,000
Certificates of deposit - brokered	33,831	33,818
Total deposits	5,387,416	5,266,149
Short-term borrowings	122,085	—
Finance lease liabilities	5,573	5,820
Operating lease liabilities	15,155	10,111
Subordinated debt, net	132,772	132,701
Deferred tax liabilities, net	26,916	39,322
Accrued expenses and other liabilities	42,321	77,502
TOTAL LIABILITIES	5,732,238	5,531,605
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 20,933,112 at March 31, 2022 and 20,656,810 at December 31, 2021; outstanding shares, 18,370,312 at March 31, 2022 and 18,393,888 at December 31, 2021	17,450	17,220
Surplus	332,474	332,358
Treasury stock at cost, 2,562,800 shares at March 31, 2022 and 2,262,922 shares at December 31, 2021	(76,278)	(65,104)
Retained earnings	290,718	274,288
Accumulated other comprehensive loss, net of income tax	(40,938)	(12,374)
TOTAL SHAREHOLDERS’ EQUITY	523,426	546,388
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$6,255,664	$6,077,993
(1)	Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans	$40,472	$35,384
Interest on investments:
Taxable	3,607	2,629
Tax-exempt	21	43
Interest on loans held for sale	11	55
Interest on interest-earning deposits	29	128
Total interest income	44,140	38,239
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	1,782	1,789
Interest on certificates of deposit	606	1,470
Interest on borrowed funds	64	209
Interest on finance lease liability	68	79
Interest on subordinated debt	1,364	2,145
Subtotal - interest expense	3,884	5,692
Interest on interest-bearing demand - brokered	373	493
Interest on certificates of deposits - brokered	261	261
Total interest expense	4,518	6,446
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	39,622	31,793
Provision for credit losses (1)	2,375	225
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	37,247	31,568
OTHER INCOME
Wealth management fee income	14,834	12,131
Service charges and fees	952	846
Bank owned life insurance	313	611
Gain on loans held for sale at fair value (mortgage banking)	247	1,025
Gain on loans held for sale at lower of cost or fair value	—	282
Fee income related to loan level, back-to-back swaps	—	—
Gain on sale of SBA loans	2,844	1,449
Corporate advisory fee income	1,561	1,098
Other income	1,254	643
Loss on securities sale, net	(6,609)	—
Fair value adjustment for CRA equity security	(682)	(265)
Total other income	14,714	17,820
OPERATING EXPENSES
Compensation and employee benefits	22,449	21,990
Premises and equipment	4,647	4,113
FDIC insurance expense	471	585
Swap valuation allowance	673	—
Other operating expense	5,929	4,906
Total operating expenses	34,169	31,594
INCOME BEFORE INCOME TAX EXPENSE	17,792	17,794
Income tax expense	4,351	4,616
NET INCOME	$13,441	$13,178

EARNINGS PER SHARE
Basic	$0.73	$0.70
Diluted	$0.71	$0.67
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,339,013	18,950,305
Diluted	18,946,683	19,531,689

(1)	Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$13,441	$13,178
Comprehensive (loss)/income:
Unrealized (losses)/gains on available for sale securities:
Unrealized holding losses arising during the period	(46,799)	(17,618)
Reclassification adjustment for amounts included in net income	6,609	—

	(40,190)	(17,618)

Tax effect	9,616	4,203
Net of tax	(30,574)	(13,415)

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains arising during the period	2,796	1,450
	2,796	1,450

Tax effect	(786)	(407)
Net of tax	2,010	1,043

Total other comprehensive loss	(28,564)	(12,372)

Total comprehensive (loss)/income	$(15,123)	$806

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended March 31, 2022 and March 31, 2021

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at January 1, 2022 18,393,888 common shares outstanding	$—	$17,220	$332,358	$(65,104)	$274,288	$(12,374)	$546,388
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	—	3,909	—	3,909
Balance at January 1, 2022, adjusted	$—	$17,220	$332,358	$(65,104)	$278,197	$(12,374)	$550,297
Net income	—	—	—	—	13,441	—	13,441
Comprehensive loss	—	—	—	—	—	(28,564)	(28,564)
Restricted stock units issued 306,684 shares	—	256	(256)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (67,999) shares	—	(57)	(2,447)	—	—	—	(2,504)
Amortization of restricted stock units	—	—	2,475	—	—	—	2,475
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(920)	—	(920)
Share repurchase, (299,878) shares	—	—	—	(11,174)	—	—	(11,174)
Common stock options exercised, 9,260 shares	—	7	113	—	—	—	120
Exercise of warrants, 49,860 net of 28,311 shares used to exercise, 21,549 shares	—	18	(18)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 6,808 shares	—	6	249	—	—	—	255
Balance at March 31, 2022 18,370,312 common shares outstanding	$—	$17,450	$332,474	$(76,278)	$290,718	$(40,938)	$523,426

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at January 1, 2021 18,974,703 common shares outstanding	$—	$16,958	$326,592	$(36,477)	$221,441	$(1,392)	$527,122
Net income	—	—	—	—	13,178	—	13,178
Comprehensive loss	—	—	—	—	—	(12,372)	(12,372)
Restricted stock units issued 267,148	—	223	(223)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (64,653) shares	—	(54)	(1,948)	—	—	—	(2,002)
Amortization of restricted stock awards/units	—	—	1,615	—	—	—	1,615
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(949)	—	(949)
Share repurchase, (158,033) shares	—	—	—	(4,379)	—	—	(4,379)
Common stock options exercised, 820 net of 62 shares used to exercise, 758 shares	—	1	9	—	—	—	10
Exercise of warrants, 20,000 net of 13,478 shares used to exercise, 6,522 shares	—	5	(5)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 8,425 shares	—	7	211	—	—	—	218
Balance at March 31, 2021 19,034,870 common shares outstanding	$—	$17,140	$326,251	$(40,856)	$233,670	$(13,764)	$522,441

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$13,441	$13,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	839	784
Amortization of premium and accretion of discount on securities, net	947	1,578
Amortization of restricted stock	2,475	1,615
Amortization of intangible assets	431	368
Amortization of subordinated debt costs	71	43
Provision for credit losses (1)	2,375	225
Swap valuation allowance	673	—
Deferred tax benefit	(3,575)	(841)
Stock-based compensation and employee stock purchase plan expense	35	30
Fair value adjustment for equity security	682	265
Loss on securities available for sale	6,609	—
Loans originated for sale (2)	(34,779)	(53,886)
Proceeds from sales of loans held for sale (2)	43,006	64,900
Gain on loans held for sale (2)	(3,091)	(2,474)
Gain on loans held for sale at lower of cost or fair value	—	(282)
Gain on life insurance death benefit	—	(302)
Increase in cash surrender value of life insurance, net	(142)	(153)
Increase in accrued interest receivable	(1,301)	(1,421)
Decrease in other assets	2,810	4,956
(Decrease)/increase in accrued expenses and other liabilities	(587)	1,722
NET CASH PROVIDED BY OPERATING ACTIVITIES	30,919	30,305
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	102,224	52,781
Principal repayments, maturities and calls of securities held to maturity	1,829	—
Redemptions of FHLB and FRB stock	16,771	10
Purchase of securities available for sale	(74,590)	(324,589)
Purchase of FHLB and FRB stock	(22,391)	—
Proceeds from sales of loans held for sale at lower of cost or fair value	—	7,221
Net increase in loans, net of participations sold	(316,167)	(51,268)
Purchase of premises and equipment	(568)	(2,248)
Proceeds from life insurance death benefit	—	582
NET CASH USED IN INVESTING ACTIVITIES	(292,892)	(317,511)
FINANCING ACTIVITIES:
Net increase in deposits	121,267	126,429
Net increase in overnight borrowings	122,085	—
Repayments of Paycheck Protection Program Liquidity Facility	—	(8,906)
Dividends paid on common stock	(920)	(949)
Exercise of stock options, net of stock swaps	120	10
Restricted stock repurchased on vesting to pay taxes	(2,504)	(2,002)
Issuance of shares for employee stock purchase plan	255	218
Shares repurchased	(11,174)	(4,379)
NET CASH PROVIDED BY FINANCING ACTIVITIES	229,129	110,421
Net decrease in cash and cash equivalents	(32,844)	(176,785)
Cash and cash equivalents at beginning of period	146,804	653,322
Cash and cash equivalents at end of period	$113,960	$476,537
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,099	$4,413
Income tax, net	199	200
Transfer of loans to loans held for sale	—	45,776
Security sales due from broker	120,245	—
(1)	Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.
(2)

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

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2022, and the results of operations, comprehensive income/(loss), changes in shareholders’ equity and cash flow statements for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year or for any future period.

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated financial statements also include the Bank’s wholly-owned subsidiaries:

•	PGB Trust & Investments of Delaware
•	Peapack Capital Corporation (“PCC”)
•	Murphy Capital Management (“Murphy Capital”)
•	Peapack-Gladstone Mortgage Group, Inc., which owns 99 percent of Peapack Ventures, LLC and 79 percent of Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company
•	PGB Trust & Investments of Delaware, which owns one percent of Peapack Ventures, LLC
•	Peapack Ventures, LLC, which owns the remaining 21 percent of Peapack-Gladstone Realty, Inc.
•	PGB Securities, Inc. (formed in the second quarter of 2020)

While the following footnotes include the consolidated results of the Company, the Bank and their subsidiaries, these footnotes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in accordance with GAAP. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statement of condition and revenues and expenses for the periods presented. Actual results could differ from those estimates.

Adoption of New Accounting Standards: On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”) which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan and lease receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet commitments.  Results for reporting periods beginning after January 1, 2022, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  The Company recorded a net decrease to retained earnings of $3.9 million as of January 1, 2022, for the cumulative effect of adopting ASC 326.  The transition adjustment includes a $5.5 million reduction to our allowance for credit losses. The lower allowance was in part attributed to historically low charge-offs combined with the shorter duration of the loan portfolio employed in our CECL analysis.  Further, the incurred loss method required significant qualitative factors, including factors related to Covid, and the use of a multiplier for potential losses on criticized and classified loans, neither of which are included within the CECL methodology. The CECL methodology utilizes significantly less qualitative factors as it uses economic factors and historical losses over a full economic cycle and calculates losses based on DCF on an individual loan basis. Accordingly, the CECL model quantitatively accounts for some of the qualitative factors utilized in the incurred loss methodology.

The following table illustrates the impact to our financial statements as of January 1, 2022 upon adoption of ASC 326:

	January 1, 2022
(In thousands)	Impact to Consolidated Statement of Condition from ASC-326 Adoption	Tax Effect	Impact to Retained Earnings from ASC-326 Adoption
Allowance for credit losses on loans	$(5,536)	$1,490	$4,046
Allowance for credit losses on off-balance sheet commitments	188	(51)	137
Total impact from ASC 326 adoption	$(5,348)	$1,439	$(3,909)

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

Securities: Prior to January 1, 2022, Management evaluated securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warranted. For securities in an unrealized loss position, Management considered the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assessed whether it intended to sell, or it is more likely than not that it was required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value was recognized as impairment through earnings. For debt securities that did not meet the aforementioned criteria, the amount of impairment was split into two components as follows: (1) other-than-temporary impairment related to credit loss, which would be recognized through the income statement and (2) other-than-temporary impairment related to other factors, which would be recognized in other comprehensive income.

Effective January 1, 2022, upon the adoption of ASU 2016-13, debt securities available-for-sale are measured at fair value and subject to impairment testing. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses ("ACL") by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold.  Total SBA loans serviced totaled $118.1 million and $97.5 million as of March 31, 2022 and December 31, 2021, respectively.  SBA loans held for sale totaled $26.4 million and $32.5 million at March 31, 2022 and December 31, 2021, respectively.

Loans originated with the intent to hold and subsequently transferred to loans held for sale are carried at the lower of cost or fair value. These are loans that the Company no longer has the intent to hold for the foreseeable future.

Loans:  Loans that Management has the intent and ability to hold for the foreseeable future or until maturity are stated at the principal amount outstanding. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less purchased premium and discounts and net deferred fees. Loan origination fees and certain direct loan origination costs are deferred and recognized on a level-yield method over the life of the loan as an adjustment to the loan’s yield. The definition of recorded investment in loans includes accrued interest receivable and deferred fees/costs, however, for the Company’s loan disclosures, accrued interest and deferred fees/costs were excluded as the impact was not material.

Loans are considered past due when they are not paid within 30 days in accordance with contractual terms. The accrual of income on loans, including individually evaluated loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days unless the asset is both well secured and in the process of collection. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six consecutive months. Commercial loans are generally charged off, in whole or in part, after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer closed-end loans are generally charged off after they become 120 days past due and open-end loans after 180 days. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans may be returned to accrual status. Nonaccrual mortgage loans are generally charged off to the extent that the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in New Jersey, New York and Pennsylvania.

Allowance for Credit Losses:  On January 1, 2022, the Company adopted ASU 2016-13, Topic 326) which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.

The allowance for credit losses (“ACL”) on loans held for investment is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Consolidated Statements of Condition. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates.  The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the Consolidated Statements of Condition. The "Provision for credit losses" on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.

Allowance for Loan Losses under incurred methodology prior to CECL Adoption on January 1, 2022

The allowance for loan and lease losses is a valuation allowance for credit losses that is Management’s estimate of probable incurred losses in the loan portfolio.  Under this accounting method, the process to determine reserves utilizes analytical tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an impairment analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the size and composition of the portfolio, information about specific borrower situations, estimated collateral values, asset quality information, economic conditions and other factors. Allocations of the allowance may be made for specific loans via a specific reserve, but the entire allowance is available for any loan that, in Management’s judgment, should be charged off.

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

The general component of the allowance covers non-impaired loans and is based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company on a weighted average basis over the previous three years. This actual loss experience is adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following:  levels of and trends in delinquencies, charge-offs and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  For loans that are graded as non-impaired, the Company allocates a higher general reserve percentage than pass-rated loans using a multiple that is calculated annually through a migration analysis.  At both December 31, 2021 and 2020, respectively, the multiple was 2.25 times for non-impaired special mention loans and 3.25 times for non-impaired substandard loans.

ACL in accordance with CECL methodology

With respect to pools of similar loans, that are collectively evaluated, an appropriate level of general allowance is determined by portfolio segment using a non-linear discounted cash flow (“DCF”) model. The DCF model captures losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, including but not limited to unemployment rates, national consumer price and confidence indices.  Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the ACL results in two forms of allocations, specific and general. These two components represent the total ACL deemed adequate to cover probable lifetime losses inherent in the loan portfolio.

When management identifies loans that do not share common risk characteristics (i.e., are not similar to other loans within a pool) they are evaluated on an individual basis.  These loans are not included in the collective evaluation.  For loans identified as having a likelihood of foreclosure or that the borrower is experiencing financial difficulty, a collateral dependent approach is used.  These are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient method to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Several of the steps in the methodology involve judgment and are subjective in nature including, among other things: segmenting the loan portfolio; determining the amount of loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario; determining the length of the reasonable and supportable forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts, which are inherently imprecise and will change from period to period. Although the allowance for credit losses is considered appropriate, there can be no assurance that it will be sufficient to absorb future losses.

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following segments have been identified:

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

Junior Lien Loan on Residence (which include home equity lines of credit).  The Bank provides junior lien loans (“JLL”) and revolving home equity lines of credit against one to four family properties in the Tri-State area. These loans are subordinate to a first mortgage which may be from another lending institution. Primary risk characteristics associated with JLLs and home equity lines of credit typically involve: major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.  In addition, home equity lines of credit typically are made with variable or floating interest rates, which could expose the borrower to higher debt service requirements in a rising interest rate environment.  Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Multifamily.  The Bank provides mortgage loans for multifamily properties (i.e. buildings which have five or more residential units) and other commercial real estate that is either owner occupied or managed as an investment property (non-owner occupied) in the Tri-State area and Pennsylvania. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are considered “mixed use” as they are a combination of building types, such as a building with retail space on the ground floor and either residential apartments or office suites on the upper floors. Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan.

Owner-Occupied Commercial Real Estate Loans.  The Bank provides mortgage loans for owner-occupied commercial real estate properties in the Tri-State area and Pennsylvania.  Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space.  Some properties are considered “mixed use” as they are a combination of building types, such as a building with retail space on the ground floor and either residential apartments or office suites on the upper floors.  Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

Investment Commercial Real Estate Loans. The Bank provides mortgage loans for properties managed as an investment property (non-owner-occupied) in the Tri-State area and Pennsylvania.  Non-owner-occupied properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space.  Some properties are considered “mixed use” as they are a combination of building types, such as a building with retail space on the ground floor and either residential apartments or office suites on the upper floors.  Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

Leasing Finance.  PCC offers a range of finance solutions nationally. PCC provides term loans and leases secured by assets financed for U.S. based mid-size and large companies. Facilities tend to be fully drawn under fixed rate terms. PCC serves a broad range of industries including transportation, manufacturing, heavy construction and utilities.

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

Construction.  The Bank provides commercial construction loans for properties located in the Tri-state area. Risks common to commercial construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values. Changes in market demand for property could lead to longer marketing times resulting in higher carrying costs, declining values, and higher interest rates.

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

A troubled debt restructuring (“TDR”) is a modified loan with concessions made by the lender to a borrower who is experiencing financial difficulty. TDRs are impaired and are generally measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral, less estimated disposition costs. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses.

The Coronavirus Aid, Relief, and Economic Security ("CARES”) Act, which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP, allows financial institutions to suspend application of certain current TDR accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. This relief can be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that defer or delay the payment of principal or interest or change the interest rate on the loan. The revised CARES Act extended TDR relief to loan modifications through January 1, 2022. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for credit losses on its loan portfolio.  The Company approved total loan modifications under the CARES Act of $947.0 million, of which $12.7 million remain outstanding as of March 31, 2022.

Another key program under the CARES Act is the Paycheck Protection Program (“PPP”) administered by the SBA which provided funding to qualifying businesses and organizations.  Under this program, the Company provided fundings of approximately $650 million. In the third quarter of 2020 and second quarter of 2021, the Company sold approximately $355.0 million and $56.5 million, respectively, of such loans, servicing rights released to a third party. The Company also referred approximately $124 million of PPP loans to a third party during the first six months of 2021.  The Company has approximately $9.6 million of PPP loans remaining in its portfolio as of March 31, 2022 and believes that substantially all of these loans will be forgiven by the SBA. These loans are fully guaranteed by the SBA and provide for full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. Loans that do not meet the forgiveness criteria will enter a repayment period of 2 or 5 years.

Leases:  At inception, contracts are evaluated to determine whether the contract constitutes a lease agreement. For contracts that are determined to be an operating lease, a corresponding right-of-use (“ROU”) asset and operating lease liability are recorded as separate line items on the statement of condition. A ROU asset represents the Company’s right to use an underlying asset during the lease term and a lease liability represents the Company’s commitment to make contractually obligated lease payments. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The measurement of the operating lease ROU asset includes any lease payments made.

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

Derivatives:  At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”); (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (3) an instrument with no hedging designation.  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For cash flow hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative continues to be reported at fair value in the statement of condition, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings.

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

For the Company’s stock option plans, changes in options outstanding during the three months ended March 31, 2022, were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2022	31,340	$14.59
Exercised during 2022	(9,260)	13.03
Expired during 2022	—	—
Forfeited during 2022	(480)	10.72
Balance, March 31, 2022	21,600	$15.35	0.94 years	$419
Vested and expected to vest	21,600	$15.35	0.94 years	$419
Exercisable at March 31, 2022	21,600	$15.35	0.94 years	$419

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the first quarter of 2022 and the exercise price, multiplied by the number of in-the-money options. The Company’s closing stock price on March 31, 2022 was $34.75.

There were no stock options granted during the three months ended March 31, 2022.

The Company issued performance-based and service-based restricted stock units in 2022 and 2021. Service-based units vest ratably over a three- or five-year period.  There were 233,910 service-based restricted stock units granted during the first quarter of 2022.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years.  There were 71,482 performance-based restricted stock units granted in the first quarter of 2022.

Changes in non-vested shares dependent on performance criteria for the three months ended March 31, 2022 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2022	225,435	$20.29
Granted during 2022	71,482	35.93
Vested during 2022	(53,729)	26.34
Forfeited during 2022	(5,284)	17.92
Balance, March 31, 2022	237,904	$23.68

Changes in service-based restricted stock awards/units for the three months ended March 31, 2022 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2022	701,145	$21.93
Granted during 2022	233,910	36.86
Vested during 2022	(252,955)	21.46
Forfeited during 2022	(16,434)	19.80
Balance, March 31, 2022	665,666	$27.41

As of March 31, 2022, there was $20.9 million of total unrecognized compensation cost related to service-based and performance-based units.  That cost is expected to be recognized over a weighted average period of 1.57 years. Stock compensation expense recorded for the first quarters of 2022 and 2021 totaled $1.9 million and $1.7 million, respectively.

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

The Company recorded $35,000 and $30,000 in salaries and employee benefits expense for the three months ended March 31, 2022 and 2021, respectively related to the ESPP.  Total shares issued under the ESPP during the first quarter of 2022 and 2021 were 6,808 and 8,425, respectively.

Earnings per share – Basic and Diluted:  The following is a reconciliation of the calculation of basic and diluted earnings per share. Basic net income per share is calculated by dividing net income available to shareholders by the weighted average shares outstanding during the reporting period. Diluted net income per share is computed similarly to that of basic net income per share, except that the denominator is increased to include the number of additional shares that would have been outstanding utilizing the Treasury Stock Method if all shares underlying potentially dilutive stock options were issued and all shares of restricted stock, stock warrants or restricted stock units were to vest during the reporting period.

                                                                                                                                                                                                             For the three months ended March 31, 2022, restricted stock units totaling 299,433 were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three months ended March 31, 2021, restricted stock units totaling 239,472 were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2022	2021
Net income available to common shareholders	$13,441	$13,178

Basic weighted average shares outstanding	18,339,013	18,950,305
Plus: common stock equivalents	607,670	581,384
Diluted weighted average shares outstanding	18,946,683	19,531,689
Net income per share
Basic	$0.73	$0.70
Diluted	0.71	0.67

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2018 or by New Jersey tax authorities for years prior to 2016.

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

Risks and Uncertainties: The Company expects COVID-19 to have an impact on our operations but cannot determine or estimate the full impact at this time.  It is possible that estimates made in the Company’s consolidated financial statements could be materially and adversely impacted as a result of the conditions created by COVID-19, including estimates regarding expected provision for credit losses and impairment of goodwill.

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

2.  INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of March 31, 2022 and December 31, 2021 follows:

	March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,761	$—	$(26,498)	$—	$218,263
Mortgage-backed securities–residential	364,177	378	(24,042)	—	340,513
SBA pool securities	38,326	2	(2,853)	—	35,475
State and political subdivisions	4,523	3	(6)	—	4,520
Corporate bond	2,500	—	(108)	—	2,392
Total securities available for sale	$654,287	$383	$(53,507)	$—	$601,163
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(1,982)	$—	$38,018
Mortgage-backed securities–residential	66,816	—	(4,520)	—	62,296
Total	$106,816	$—	$(6,502)	$—	$100,314

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$280,045	$—	$(7,824)	$272,221
Mortgage-backed securities–residential	481,062	3,849	(7,937)	476,974
SBA pool securities	40,649	12	(1,100)	39,561
State and political subdivisions	5,431	45	—	5,476
Corporate bond	2,500	21	—	2,521
Total securities available for sale	$809,687	$3,927	$(16,861)	$796,753
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$7	$(25)	$39,982
Mortgage-backed securities–residential	68,680	67	(269)	68,478
Total	$108,680	$74	$(294)	$108,460

The following table presents a summary of the gross gains, gross losses and net tax benefit related to proceeds on sales of securities available for sale for the quarter ended March 31, 2022:

(In thousands)	March 31, 2022
Proceeds from sales	$120,245
Gross gains	3
Gross losses	(6,612)
Net tax (benefit)/expense	1,581

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$90,578	$(9,277)	$127,685	$(17,221)	$218,263	$(26,498)
Mortgage-backed securities residential	132,068	(7,083)	156,945	(16,959)	289,013	(24,042)
SBA pool securities	24,484	(1,653)	9,393	(1,200)	33,877	(2,853)
State and political subdivisions	1,609	(6)	—	—	1,609	(6)
Corporate bond	2,392	(108)	—	—	2,392	(108)
Total securities available for sale	$251,131	$(18,127)	$294,023	$(35,380)	$545,154	$(53,507)
Securities Held to Maturity:
U.S. government-sponsored agencies	$38,018	$(1,982)	$—	$—	$38,018	$(1,982)
Mortgage-backed securities residential	62,296	(4,520)	—	—	62,296	(4,520)
Total securities held to maturity	$100,314	$(6,502)	$—	$—	$100,314	$(6,502)
Total securities	$351,445	$(24,629)	$294,023	$(35,380)	$645,468	$(60,009)

	December 31, 2021
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$243,187	$(6,858)	$29,034	$(966)	$272,221	$(7,824)
Mortgage-backed securities residential	265,403	(7,053)	33,455	(884)	298,858	(7,937)
SBA pool securities	22,057	(567)	10,562	(533)	32,619	(1,100)
Total securities available for sale	$530,647	$(14,478)	$73,051	$(2,383)	$603,698	$(16,861)
Securities Held to Maturity:
U.S. government-sponsored agencies	$24,975	$(25)	$—	$—	$24,975	$(25)
Mortgage-backed securities residential	48,307	(269)	—	—	48,307	(269)
Total securities held to maturity	$73,282	$(294)	$—	$—	$73,282	$(294)
Total securities	$603,929	$(14,772)	$73,051	$(2,383)	$676,980	$(17,155)

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value.  The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at March 31, 2022. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at March 31, 2022.

The Company has an investment in a CRA investment fund with a fair value of $14.0 million at March 31, 2022. This investment is classified as an equity security in our Consolidated Statements of Condition.  This security had a loss of $682,000 for the three months ended March 31, 2022.  This amount is included in securities gains/(losses), net on the Consolidated Statements of Income.

3.  LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of March 31, 2022 and December 31, 2021, consisted of the following:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2022	Loans	2021	Loans
Residential mortgage	$512,684	10.01%	$498,300	10.37%
Multifamily mortgage	1,850,097	36.12	1,595,866	33.20
Commercial mortgage	669,899	13.09	662,626	13.78
Commercial loans (including equipment financing) (1)	1,997,798	39.00	1,955,157	40.67
Commercial construction	17,572	0.34	20,044	0.42
Home equity lines of credit	38,604	0.75	40,803	0.85
Consumer loans, including fixed rate home equity loans	35,322	0.69	33,687	0.70
Other loans	226	0.00	238	0.01
Total loans	$5,122,202	100.00%	$4,806,721	100.00%

(1)	Includes PPP loans of $9.6 million at March 31, 2022 and $13.8 million at December 31, 2021.

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of March 31, 2022 are based on the CECL methodology:

		% of
	March 31,	Totals
(Dollars in thousands)	2022	Loans
Primary residential mortgage	$516,350	10.09%
Junior lien loan on residence	41,747	0.81
Multifamily property	1,850,097	36.15
Owner-occupied commercial real estate	256,345	5.01
Investment commercial real estate	1,056,755	20.65
Commercial and industrial (1)	1,019,501	19.92
Lease financing	312,133	6.10
Construction	22,826	0.45
Consumer and other	41,853	0.82
Total loans	5,117,607	100.00%
Net deferred costs	4,595
Total loans including net deferred costs	$5,122,202

(1) Includes PPP loans of $9.6 million at March 31, 2022.

The portfolio classes identified as of December 31, 2021 are based on the incurred loss methodology and are segmented by federal Call Report codes:

		% of
	December 31,	Total
(Dollars in thousands)	2021	Loans
Primary residential mortgage	$500,243	10.42%
Home equity lines of credit	40,803	0.85
Junior lien loan on residence	3,191	0.07
Multifamily property	1,595,866	33.23
Owner-occupied commercial real estate	252,603	5.26
Investment commercial real estate	1,003,979	20.90
Commercial and industrial (1)	992,332	20.66
Lease financing	345,868	7.20
Farmland/agricultural production	6,871	0.14
Commercial construction loans	20,174	0.42
Consumer and other loans	40,828	0.85
Total loans	4,802,758	100.00%
Net deferred costs	3,963
Total loans including net deferred costs	$4,806,721

(1)	Includes PPP loans of $13.8 million at December 31, 2021.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2022 and December 31, 2021:

	March 31, 2022
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,385	$—
Junior lien loan on residence	17	—
Owner-occupied commercial real estate	420	—
Investment commercial real estate	12,500	—
Commercial and industrial	562	—
Total	$15,884	$—

	December 31, 2021
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,851	$—
Junior lien loan on residence	18	—
Owner-occupied commercial real estate	458	—
Investment commercial real estate	12,750	—
Commercial and industrial	496	—
Total	$15,573	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2022 and December 31, 2021 by class of loans, excluding nonaccrual loans:

	March 31, 2022
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$332	$—	$—	$332
Commercial and industrial	274	—	—	274
Total	$606	$—	$—	$606

	December 31, 2021
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$639	$—	$—	$639
Commercial and industrial	7,825	142	—	7,967
Total	$8,464	$142	$—	$8,606

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

With the adoption of CECL, loans that are in the process of or expected to be in foreclosure are deemed to be collateral dependent with respect to measuring potential loss and allowance adequacy and are individually evaluated by Management.  Loans that do not share common risk characteristics are also evaluated on an individual basis.  All other loans are evaluated using a non-linear discounted cashflow methodology for measuring potential loss and allowance adequacy.

The following is a summary of the credit risk profile of loans by internally assigned grade as of the periods indicated, the years represent the year of origination for non-revolving loans:

	March 31, 2022
						2017		Revolving-
(In thousands)	2022	2021	2020	2019	2018	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$38,233	$102,596	$68,550	$45,913	$29,968	$227,138	$700	$375	$513,473
Special mention	—	—	—	—	—	319	—	—	319
Substandard	—	—	469	215	287	1,587	—	—	2,558
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	38,233	102,596	69,019	46,128	30,255	229,044	700	375	516,350

Junior lien loan on residence:
Pass	441	208	53	721	422	1,281	—	38,081	41,207
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	17	—	523	540
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	441	208	53	721	422	1,298	—	38,604	41,747

Multifamily property:
Pass	312,564	688,845	120,104	285,468	59,972	358,853	7,578	1,949	1,835,333
Special mention	—	—	—	2,888	—	3,564	—	—	6,452
Substandard	—	—	—	—	—	8,312	—	—	8,312
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	312,564	688,845	120,104	288,356	59,972	370,729	7,578	1,949	1,850,097

Owner-occupied commercial real estate:
Pass	1,731	44,926	21,276	12,587	25,860	146,302	2,112	884	255,678
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	420	247	—	667
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	1,731	44,926	21,276	12,587	25,860	146,722	2,359	884	256,345

Investment commercial real estate:
Pass	59,535	164,327	65,408	160,095	116,607	340,366	36,005	13,130	955,473
Special mention	—	—	—	36,220	7,852	40,257	—	2,411	86,740
Substandard	—	—	—	2,042	12,500	—	—	—	14,542
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	59,535	164,327	65,408	198,357	136,959	380,623	36,005	15,541	1,056,755

Commercial and industrial:
Pass	77,506	315,130	135,158	113,694	40,005	15,034	13,445	272,328	982,300
Special mention	—	—	—	5,291	196	—	6,345	4,602	16,434
Substandard	—	—	13	—	20,488	230	—	36	20,767
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	77,506	315,130	135,171	118,985	60,689	15,264	19,790	276,966	1,019,501

Lease financing:
Pass	5,630	106,238	70,994	66,563	39,897	22,811	—	—	312,133
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	5,630	106,238	70,994	66,563	39,897	22,811	—	—	312,133

Construction loans:
Pass	—	—	—	1,462	—	8	10,195	11,088	22,753
Special mention	—	—	—	—	—	73	—	—	73
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	1,462	—	81	10,195	11,088	22,826

Consumer and other loans:
Pass	—	437	270	20	—	6,197	3,331	31,598	41,853
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	—	437	270	20	—	6,197	3,331	31,598	41,853

Total:
Pass	495,640	1,422,707	481,813	686,523	312,731	1,117,990	73,366	369,433	4,960,203
Special mention	—	—	—	44,399	8,048	44,213	6,345	7,013	110,018
Substandard	—	—	482	2,257	33,275	10,566	247	559	47,386
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$495,640	$1,422,707	$482,295	$733,179	$354,054	$1,172,769	$79,958	$377,005	$5,117,607

As of December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$494,444	$557	$5,242	$—
Home equity lines of credit	40,274	—	529	—
Junior lien loan on residence	3,173	—	18	—
Multifamily property	1,579,776	7,720	8,370	—
Owner-occupied commercial real estate	251,229	663	711	—
Investment commercial real estate	901,877	87,297	14,805	—
Commercial and industrial	951,127	20,178	21,027	—
Lease financing	345,868	—	—	—
Farmland/agricultural production	6,871	—	—	—
Commercial construction loans	20,099	75	—	—
Consumer and other loans	40,828	—	—	—
Total	$4,635,566	$116,490	$50,702	$—

At March 31, 2022, $15.9 million of substandard loans were also considered individually evaluated, compared to $15.7 million at December 31, 2021.

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

As of March 31, 2022, the Bank had modified 542 loans with a balance of $947.0 million resulting in the deferral of principal and/or interest.  The table below summarizes the outstanding deferrals as of March 31, 2022.  All of these loans were performing in accordance with their terms prior to modification and are in conformance with the CARES Act. Details with respect to loan modifications are as follows:

		Post-Modification
		Outstanding
	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Commercial and industrial	4	$12,656
Total	4	$12,656

Troubled Debt Restructurings:

The Company has allocated $2.5 million of specific reserves on TDRs as of March 31, 2022.  The Company did not allocate specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of December 31, 2021.  There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The following table presents loans by class modified as TDRs during the three-month period ended March 31, 2022:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Investment commercial real estate	1	$12,500	$12,500
Total	1	$12,500	$12,500

There were no loans modified as TDRs during the three-month period ended March 31, 2021.

The identification of the TDRs did not have a significant impact on the allowance for credit losses.

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at March 31, 2022:

	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$215
Total	1	$215

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at March 31, 2021:

	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$132
Total	1	$132

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy. The modification of the terms of such loans may include one or more of the following: (1) a reduction of the stated interest rate of the loan to a rate that is lower than the current market rate for new debt with similar risk; (2) an extension of an interest only period for a predetermined period of time; (3) an extension of the maturity date; or (4) an extension of the amortization period over which future payments will be computed.  At the time a loan is restructured, the Bank performs a full underwriting analysis, which includes, at a minimum, obtaining current financial statements and tax returns, copies of all leases, and an updated independent appraisal of the property. A loan will continue to accrue interest if it can be reasonably determined that the borrower should be able to perform under the modified terms, that the loan has not been chronically delinquent (both to debt service and real estate taxes) or in nonaccrual status since its inception, and that there have been no charge-offs on the loan.  Restructured loans with previous charge-offs would not accrue interest at the time of the TDR. At a minimum, six consecutive months of contractual payments would need to be made on a restructured loan before returning it to accrual status. Once a loan is classified as a TDR, the loan is reported as a TDR until the loan is paid in full, sold or charged-off.  In rare circumstances, a loan may be removed from TDR status if it meets the requirements of ASC 310-40-50-2.

4. ALLOWANCE FOR CREDIT LOSSES

On January 1, 2022, the Company adopted ASU 2016-13, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. See Note 1, Summary of Significant Accounting Policies for additional information on Topic 326.

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful.  AIR on loans totaled $20.8 million at March 31, 2022 and $19.1 million at December 31, 2021.

The following table presents the loan balances by segment, and the corresponding balances in the allowance as of March 31, 2022. For the period ended March 31, 2022, the allowance is based on the CECL methodology.

	March 31, 2022
		Ending ACL		Ending ACL
	Total	Attributable	Total	Attributable
	Individually	To Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$385	$—	$515,965	$3,545	$516,350	$3,545
Junior lien loan on residence	—	—	41,747	242	41,747	242
Multifamily property	—	—	1,850,097	15,480	1,850,097	15,480
Owner-occupied commercial real estate	328	—	256,017	4,903	256,345	4,903
Investment commercial real estate	12,500	2,500	1,044,255	8,469	1,056,755	10,969
Commercial and industrial	266	—	1,019,235	18,653	1,019,501	18,653
Lease financing	—	—	312,133	3,354	312,133	3,354
Construction loans	—	—	22,826	532	22,826	532
Consumer and other loans	—	—	41,853	708	41,853	708
Total ACL	$13,479	$2,500	$5,104,128	$55,886	$5,117,607	$58,386

The following table presents the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowance as of December 31, 2021. For the year ended December 31, 2021, the allowance was calculated based on the incurred loss methodology:

	December 31, 2021
	Total	Ending ALLL	Total	Ending ALLL
	Loans	Attributable	Loans	Attributable
	Individually	To Loans	Collectively	To Loans
	Evaluated	Individually	Evaluated	Collectively		Total
	For	Evaluated for	For	Evaluated for	Total	Ending
(In thousands)	Impairment	Impairment	Impairment	Impairment	Loans	ALLL
Primary residential mortgage	$2,242	$—	$498,001	$1,432	$500,243	$1,432
Home equity lines of credit	—	—	40,803	83	40,803	83
Junior lien loan on residence	18	—	3,173	5	3,191	5
Multifamily property	—	—	1,595,866	9,806	1,595,866	9,806
Owner-occupied commercial real estate	458	—	252,145	1,998	252,603	1,998
Investment commercial real estate	12,750	4,234	991,229	22,849	1,003,979	27,083
Commercial and industrial	2,584	—	989,748	17,509	992,332	17,509
Lease financing	—	—	345,868	3,440	345,868	3,440
Farmland/agricultural production	—	—	6,871	84	6,871	84
Commercial construction loans	—	—	20,174	42	20,174	42
Consumer and other loans	—	—	40,828	215	40,828	215
Total ALLL	$18,052	$4,234	$4,784,706	$57,463	$4,802,758	$61,697

Individually evaluated loans include nonaccrual loans of $15.9 million at March 31, 2022 and $15.6 million at December 31, 2021.  This includes one $12.5 million commercial real estate loan that was placed on nonaccrual status in 2021. The Company recorded a charge-off of $7.4 million related to this loan during the fourth quarter of 2021.  Individually evaluated loans also included performing TDR loans of $2.4 million at March 31, 2022 and $2.5 million at December 31, 2021.  The allowance allocated to TDR loans totaled $2.5 million at March 31, 2022, of which all was allocated to one nonaccrual loan.  At December 31, 2021, there was no allowance allocated to TDR loans.  All accruing TDR loans were paying in accordance with restructured terms as of March 31, 2022.  The Company has not committed to lend additional amounts as of March 31, 2022 to customers with outstanding loans that are classified as TDR loans.

Under Topic 326, the Company's methodology for determining the ACL on loans is based upon key assumptions, including historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation.

The following tables present collateral dependent loans individually evaluated by segment as of March 31, 2022:

	March 31, 2022
	Unpaid			Average
	Principal	Recorded	Related	Individually Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage	$445	$385	$—	$343
Owner-occupied commercial real estate	357	328	—	342
Commercial and industrial	282	266	—	282
Total loans with no related allowance	$1,084	$979	$—	$967
With related allowance recorded:
Investment commercial real estate	$12,500	$12,500	$2,500	$12,667
Total loans with related allowance	$12,500	$12,500	$2,500	$12,667
Total loans individually evaluated	$13,584	$13,479	$2,500	$13,634

The following table presents, under previously applicable GAAP, loans individually evaluated for impairment as of December 31, 2021 (the average impaired loans on the following tables represent year to date impaired loans):

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

Interest income recognized on individually evaluated loans for the quarter ended March 31, 2022 and 2021 was not material.  The Company did not recognize any income on non-accruing impaired loans for the three months ended March 31, 2022 and 2021.

The activity in the allowance for credit losses for the three months ended March 31, 2022 is summarized below:

	December 31,					March 31,
	2021					2022
	Prior to adoption	Impact of			Provision	Ending
(In thousands)	of Topic 326	adopting Topic 326	Charge-offs	Recoveries	(Credit)	ACL
Primary residential mortgage	$1,510	$1,604	$—	$—	$431	$3,545
Junior lien loan on residence	88	174	—	—	(20)	242
Multifamily property	9,806	3,763	—	—	1,911	15,480
Owner-occupied commercial real estate	1,998	2,934	—	—	(29)	4,903
Investment commercial real estate	27,083	(13,450)	(250)	—	(2,414)	10,969
Commercial and industrial	17,509	(1,646)	—	4	2,786	18,653
Lease financing	3,440	156	—	—	(242)	3,354
Construction loans	48	418	—	—	66	532
Consumer and other loans	215	511	(20)	2	—	708
Total ACL	$61,697	$(5,536)	$(270)	$6	$2,489	$58,386

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, refer to Note 1, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year-ended December 31, 2021. The activity in the allowance for loan and lease losses for the three months ended March 31, 2021 is summarized below:

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

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presets the activity in the ACL for off balance sheet commitments for the three months ended March 31, 2022:

	December 31,
	2021
	Prior to adoption	Impact of	Provision	March 31, 2022
(In thousands)	of Topic 326	adopting Topic 326	(Credit)	Ending ACL
Off balance sheet commitments	$—	$302	$(114)	$188
Total ACL	$—	$302	$(114)	$188

5.  DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $131.5 million and $140.4 million at March 31, 2022 and December 31, 2021, respectively.  These totals excluded brokered certificates of deposit.

The following table sets forth the details of total deposits as of March 31, 2022 and December 31, 2021:

	March 31,		December 31,
	2022		2021
(Dollars in thousands)
Noninterest-bearing demand deposits	$1,023,208	18.99%	$956,482	18.16%
Interest-bearing checking (1)	2,362,987	43.86	2,287,894	43.45
Savings	162,116	3.01	154,914	2.94
Money market	1,304,017	24.21	1,307,051	24.82
Certificates of deposit - retail	384,909	7.14	409,608	7.78
Certificates of deposit - listing service	31,348	0.58	31,382	0.60
Subtotal deposits	5,268,585	97.79	5,147,331	97.75
Interest-bearing demand - Brokered	85,000	1.58	85,000	1.61
Certificates of deposit - Brokered	33,831	0.63	33,818	0.64
Total deposits	$5,387,416	100.00%	$5,266,149	100.00%

(1)	Interest-bearing checking includes $665.0 million at March 31, 2022 and $647.8 million at December 31, 2021 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of March 31, 2022, are as follows:

(In thousands)
2022	$294,833
2023	80,394
2024	34,021
2025	29,271
2026	11,027
Over 5 Years	542
Total	$450,088

6.  FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At March 31, 2022, the Company had $122.1 million of overnight borrowings at the FHLB at a rate of 72 basis points compared to no overnight borrowings as of December 31, 2021.  At March 31, 2022, unused short-term overnight borrowing commitments totaled $1.8 billion from the FHLB, $22.0 million from correspondent banks and $1.6 billion at the Federal Reserve Bank of New York.

7.  BUSINESS SEGMENTS

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

Peapack Private

Peapack Private, which includes the operations of PGB Trust & Investments of Delaware and Murphy Capital, consists of: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Company’s reportable segments for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$37,999	$1,623	$39,622
Noninterest income	(429)	15,143	14,714
Total income	37,570	16,766	54,336

Provision for credit losses	2,375	—	2,375
Compensation and employee benefits	16,403	6,046	22,449
Premises and equipment expense	3,931	716	4,647
FDIC insurance expense	471	—	471
Other operating expense	4,166	2,436	6,602
Total operating expense	27,346	9,198	36,544
Income before income tax expense	10,224	7,568	17,792
Income tax expense	2,300	2,051	4,351
Net income	$7,924	$5,517	$13,441

Total assets at period end	$6,155,011	$100,653	$6,255,664

	Three Months Ended March 31, 2021
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$30,226	$1,567	$31,793
Noninterest income	5,140	12,680	17,820
Total income	35,366	14,247	49,613

Provision for loan and lease losses	225	—	225
Compensation and employee benefits	16,428	5,562	21,990
Premises and equipment expense	3,570	543	4,113
FDIC insurance expense	585	—	585
Other operating expense	2,391	2,515	4,906
Total operating expense	23,199	8,620	31,819
Income before income tax (benefit)/expense	12,167	5,627	17,794
Income tax (benefit)/expense	3,159	1,457	4,616
Net income	$9,008	$4,170	$13,178

Total assets at period end	$5,883,553	$86,074	$5,969,627

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

Individually Evaluated Loans:  The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Individually evaluated loans may, in some cases, also be measured by the discounted cash flow methodology where payments are anticipated. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of March 31, 2022.

The following table summarizes, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$218,263	$—	$218,263	$—
Mortgage-backed securities-residential	340,513	—	340,513	—
SBA pool securities	35,475	—	35,475	—
State and political subdivisions	4,520	—	4,520	—
Corporate bond	2,392	—	2,392	—
CRA investment fund	14,003	14,003	—	—
Loans held for sale, at fair value	605	—	605	—
Derivatives:
Cash flow hedges	391	—	391	—
Loan level swaps	8,908	—	8,908	—
Total	$625,070	$14,003	$611,067	$—

Liabilities:
Derivatives:
Cash flow hedges	$1,074	$—	$1,074	$—
Loan level swaps	9,034	—	9,034	—
Total	$10,108	$—	$10,108	$—

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

The Company has elected the fair value option for certain loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of March 31, 2022 and December 31, 2021.

The following tables present residential loans held for sale, at fair value at the dates indicated:

(In thousands)	March 31, 2022	December 31, 2021
Residential loans contractual balance	$595	$2,992
Fair value adjustment	10	48
Total fair value of residential loans held for sale	$605	$3,040

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2022.

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Investment commercial real estate	$10,000	$—	$—	$10,000

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$8,516	$—	$—	$8,516

The carrying amounts and estimated fair values of financial instruments at March 31, 2022 are as follows:

		Fair Value Measurements at March 31, 2022 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$113,960	$113,960	$—	$—	$113,960
Securities available for sale	601,163	—	601,163	—	601,163
Securities held to maturity	106,816	—	100,314	—	100,314
CRA investment fund	14,003	14,003	—	—	14,003
FHLB and FRB stock	18,570	—	—	—	N/A
Loans held for sale, at fair value	605	—	605	—	605
Loans held for sale, at lower of cost or fair value	26,350	—	29,644	—	29,644
Loans, net of allowance for credit losses	5,063,816	—	—	4,887,836	4,887,836
Accrued interest receivable	22,890	—	2,071	20,819	22,890
Accrued interest receivable loan level swaps (1)	3,642	—	3,642	—	3,642
Cash flow hedges	391	—	391	—	391
Loan level swaps	8,908	—	8,908	—	8,908
Financial liabilities
Deposits	$5,387,416	$4,937,328	$446,422	$—	$5,383,750
Short-term borrowings	122,085	—	122,085	—	122,085
Subordinated debt	132,772	—	—	131,839	131,839
Accrued interest payable	1,928	163	400	1,365	1,928
Accrued interest payable loan level swaps (2)	3,642	—	3,642	—	3,642
Cash flow hedges	1,074	—	1,074	—	1,074
Loan level swap	9,034	—	9,034	—	9,034

(1)	Included in other assets in the Consolidated Statement of Condition.
(2)	Included in accrued expenses and other liabilities in the Consolidated Statement of Condition.

The carrying amounts and estimated fair values of financial instruments at December 31, 2021 are as follows:

		Fair Value Measurements at December 31, 2021 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$146,804	$146,804	$—	$—	$146,804
Securities available for sale	796,753	—	796,753	—	796,753
Securities held to maturity	108,680	—	108,460	—	108,460
CRA investment fund	14,685	14,685	—	—	14,685
FHLB and FRB stock	12,950	—	—	—	N/A
Loans held for sale, at fair value	3,040	—	3,040	—	3,040
Loans held for sale, at lower of cost or fair value	34,051	—	37,538	—	37,538
Loans, net of allowance for loan and lease losses	4,745,024	—	—	4,767,293	4,767,293
Accrued interest receivable	21,589	—	2,443	19,146	21,589
Accrued interest receivable loan level swaps (1)	4,842	—	4,842	—	4,842
Loan level swaps	32,326	—	32,326	—	32,326
Financial liabilities
Deposits	$5,266,149	$4,791,341	$476,659	$—	$5,268,000
Subordinated debt	132,701	—	—	140,556	140,556
Accrued interest payable	651	130	446	75	651
Accrued interest payable loan level swaps (2)	4,842	—	4,842	—	4,842
Cash flow hedges	3,479	—	3,479	—	3,479
Loan level swaps	34,569	—	34,569	—	34,569

(1)	Included in other assets in the Consolidated Statement of Condition.
(2)	Included in accrued expenses and other liabilities in the Consolidated Statement of Condition.

9.  REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Service charges on deposits
Overdraft fees	$113	$93
Interchange income	342	317
Other	497	436
Wealth management fees (1)	14,834	12,131
Corporate advisory fee income	1,561	1,098
Other (2)	(2,633)	3,745
Total noninterest other income	$14,714	$17,820

(1)	Includes investment brokerage fees.
(2)	All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2022			2021
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$113	$—	$113	$93	$—	$93
Interchange income	342	—	342	317	—	317
Other	497	—	497	436	—	436
Wealth management fees (1)	—	14,834	14,834	—	12,131	12,131
Corporate advisory fee income	1,561	—	1,561	1,098	—	1,098
Other (2)	(2,942)	309	(2,633)	3,196	549	3,745
Total noninterest income	$(429)	$15,143	$14,714	$5,140	$12,680	$17,820

(1)	Includes investment brokerage fees.

(2)   All of the other category is outside the scope of ASC 606.

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

Interchange income:  The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  Interchange income is presented gross of cardholder rewards.  Cardholder rewards are included in other expenses in the statement of income.  Cardholder rewards reduced interchange income for the first quarter of 2022 by $30,000 compared to $29,000 for the same quarter in 2021.

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

10.  OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Professional and legal fees	$1,138	$1,256
Telephone	334	334
Advertising	290	214
Amortization of intangible assets	431	368
Branch restructure	372	—
Other operating expenses	3,364	2,734
Total other operating expenses	$5,929	$4,906

11.  ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended March 31, 2022 and 2021:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2022	Reclassifications	Income/(Loss)	2022	2022
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(9,873)	$(35,602)	$5,028	$(30,574)	$(40,447)

Gain/(loss) on cash flow hedges	(2,501)	2,010	—	2,010	(491)

Accumulated other comprehensive gain/(loss), net of tax	$(12,374)	$(33,592)	$5,028	$(28,564)	$(40,938)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2021	Reclassifications	Income/(Loss)	2021	2021
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$5,521	$(13,415)	$—	$(13,415)	$(7,894)

Gain/(loss) on cash flow hedges	(6,913)	1,043	—	1,043	(5,870)

Accumulated other comprehensive gain/(loss), net of tax	$(1,392)	$(12,372)	$—	$(12,372)	$(13,764)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(In thousands)	2022	2021	Affected Line Item in Income Statement
Unrealized gains/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$6,609	$—	Securities losses, net
Tax effect	(1,581)	—	Income tax expense
Total reclassifications, net of tax	$5,028	$—

12.  DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $230.0 million as of March 31, 2022 and $230.0 million as of December 31, 2021 were designated as cash flow hedges of certain interest-bearing deposits.   On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of March 31, 2022, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

In March 2022, the Company entered into four forward starting interest rate swaps with a total notional amount of $100.0 million. These swaps will effectively extend the interest rate protection of four existing swaps that are maturing in 2023 for an additional five years.  As such, they are designated as cash flow hedges of certain interest-bearing deposits. The Company will receive variable amounts and pay fixed amounts. The weighted-average fixed pay rate on these forward swaps was 2.25% as of March 31, 2022.  As of March 31, 2022, an unrealized loss of $18,000 was recorded in accumulated other comprehensive income related to these forward starting swaps. The tables below do not include the impact of these forward swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of March 31, 2022 and December 31, 2021:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Notional amount	$230,000	$230,000
Weighted average pay rate	1.99%	1.99%
Weighted average receive rate	0.23%	0.20%
Weighted average maturity	0.79 years	1.04 years
Unrealized loss, net	$(665)	$(3,479)

Number of contracts	11	13

	March 31, 2022
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$(665)

Total included in other assets	80,000	234
Total included in other liabilities	150,000	(899)

	December 31, 2021
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$(3,479)
Total included in other assets	—	—
Total included in other liabilities	230,000	(3,479)

Cash Flow Hedges

The following table presents the net gain/(loss) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$2,796	$1,450
Gain/(loss) reclassified from other comprehensive income to interest expense	—	—
Gain/(loss) recognized in other noninterest income	—	—

Net interest expense recorded on these swap transactions totaled $999,000 and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

Derivatives Not Designated as Accounting Hedges

The Company offers facility specific/loan level swaps to its customers and offsets its exposure from such contracts by entering mirror image swaps with a financial institution/swap counterparty (loan level / back-to-back swap program).  The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”).  The notional amount of the swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts.  The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.

The Company maintains a valuation allowance on these loan level swaps of $126,000 at both March 31, 2022 and December 31, 2021, respectively. The accrued interest receivable and payable related to these swaps of $3.6 million and $4.8 million at March 31, 2022 and December 31, 2021, respectively, is recorded in other assets and other liabilities. At December 31, 2021, the Company recorded a total swap valuation provision of $2.1 million related to a commercial real estate loan placed on nonaccrual status during the third quarter of 2021. This swap was terminated during the first quarter of 2022.

Information about these swaps is as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Notional amount	$677,502	$702,210
Fair value	$9,034	$32,326
Weighted average pay rates	3.98%	4.00%
Weighted average receive rates	2.20%	1.83%
Weighted average maturity	5.2 years	5.5 years

Number of contracts	85	86

13.  SUBORDINATED DEBT

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors.  The 2017 Notes are non-callable for five years, have a stated maturity of December 15, 2027, and bear interest at a fixed rate of 4.75 percent until December 15, 2022.  From December 16, 2022 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month London Interbank Offered Rate (“LIBOR”) rate plus 254 basis points, payable quarterly in arrears.  Debt issuance costs incurred totaled $875,000 and are being amortized to maturity.

In December 2020, the Company issued $100.0 million in aggregate principal amount of fixed to floating subordinates notes (the “2020 Notes”) to certain institutional investors.  The 2020 Notes are non-callable for five years, have a stated maturity of December 22, 2030, and bear interest at a fixed rate of 3.50 percent until December 22, 2025.  From December 23, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 326 basis points, payable quarterly in arrears.  Debt issuance costs incurred totaled $1.9 million and are being amortized to maturity.

The Company may use the proceeds from the issuance of the 2020 Notes to refinance then-outstanding debt, for stock repurchases, acquisitions of wealth management firms, as well as other general corporate purposes.

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

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of March 31, 2022, the Company's operating lease ROU asset and operating lease liability totaled $14.7 million and $15.2 million, respectively. As of December 31, 2021, the Company's operating lease ROU asset and operating lease liability totaled $9.8 million and $10.1 million, respectively.  A weighted average discount rate of 2.66 percent and 2.78 percent was used in the measurement of the ROU asset and lease liability as of March 31, 2022 and December 31, 2021, respectively.

The Company's leases have remaining lease terms between one month to 15 years, with a weighted average lease term of 7.69 years at March 31, 2022. The Company's leases had remaining lease terms between four months to 15 years, with a weighted average lease term of 6.09 years at December 31, 2021. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $868,000 and $701,000 for the three months ended March 31, 2022 and 2021, respectively.  The variable lease costs were $77,000 and $84,000 for the three months ended March 31, 2022 and 2021, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of March 31, 2022:

(In thousands)
2022	$1,995
2023	2,816
2024	2,299
2025	2,048
2026	1,487
Thereafter	6,194
Total lease payments	16,839
Less: imputed interest	1,684
Total present value of lease payments	$15,155

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
(In thousands)	2022	2021
Right-of-use asset obtained in exchange for lease obligation	$5,446	$1,412
Operating cash flows from operating leases	665	619
Operating cash flows from direct finance leases	68	79
Financing cash flows from direct finance leases	187	187

15. ACCOUNTING PRONOUNCEMENTS

 In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this ASU can be adopted immediately and are effective through December 31, 2022.  The Company is evaluating alternative reference rates including SOFR in preparation for a rate index replacement and the adoption of ASU 2020-04.

In March 2022, FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815) (“ASU 2022-01”) which clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 is effective January 1, 2023 and is not expected to have a material impact on our consolidated financial statements.

In March 2022, FASB issued ASU 2022-02, Financial Instruments–Credit Losses (Topic 326); Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments in this update will be effective for fiscal years beginning after December 15, 2022 for entities that have adopted the amendments in ASU 2016-13, Financial Instruments–Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The Company is evaluating the additional disclosure requirements and does not expect them to have a material effect on the consolidated financial statements.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:  This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about operations, growth, financial results, new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2021, in addition to/which include the following:

•

our ability to successfully grow our business and implement our strategic plan, including our ability to generate revenues to offset the increased personnel and other costs related to the strategic plan;

•	the impact of anticipated higher operating expenses in 2022 and beyond;
•	our ability to successfully integrate wealth management firm acquisitions;
•	our ability to manage our growth;
•	our ability to successfully integrate our expanded employee base;
•	an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•	declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•	declines in the value in our investment portfolio;
•	impact from a pandemic event on our business, operations, customers, allowance for credit losses and capital levels;
•	higher than expected increases in our allowance for credit losses;
•	higher than expected increases in credit losses or in the level of delinquent, nonperforming, classified and criticized loans;
•

inflation and changes in interest rates, which may adversely impact or margins and yields, reduce the fair value of our financial instruments, reduce our loan originations and lead to higher operating costs;

•	decline in real estate values within our market areas;
•

legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) that may result in increased compliance costs;

•	successful cyberattacks against our IT infrastructure and that of our IT and third-party providers;
•	higher than expected FDIC insurance premiums;
•	adverse weather conditions;
•	the current or anticipated impact of military conflict, terrorism or other geopolitical events;
•	our inability to successfully generate new business in new geographic markets;
•	a reduction in our lower-cost funding sources;
•	our inability to adapt to technological changes;
•	claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•	our inability to retain key employees;
•	demands for loans and deposits in our market areas;
•	adverse changes in securities markets;
•	changes in accounting policies and practices; and
•	other unexpected material adverse changes in our operations or earnings.

Further, given its ongoing and dynamic nature, it is difficult to predict the continued impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•	if the economy worsens, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for credit losses may increase if borrowers experience financial difficulties, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•	a material decrease in net income or a net loss over several quarters could result in an elimination or a decrease in the rate of our quarterly cash dividend;
•	our wealth management revenues may decline with continuing market turmoil;
•	a worsening of business and economic conditions or in the financial markets could result in an impairment of certain intangible assets, such as goodwill;
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2021 contains a summary of the Company’s significant accounting policies.

Management believes that the Company’s policy with respect to the methodology for the determination of the allowance for credit losses involves a higher degree of complexity and requires Management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

On January 1, 2022, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit.  The allowance for credit losses is a valuation allowance for Management’s estimate of expected credit losses in the loan portfolio.  The process to determine expected credit losses utilizes analytic tools and Management judgement and is reviewed on a quarterly basis.  When Management is reasonably certain that a loan balance is not fully collectable, an individually evaluated analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast.  Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the Management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above.  Factors may include changes in lending policies and procedures, nature and volume of the portfolio, experience and depth of Management and the effect of external factors such as competition, legal and regulatory requirements, among others. The allowance is available for any loan that, in Management’s judgment, should be charged off.

Although Management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in New Jersey and, to a lesser extent, New York City. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2022	2021	2022 vs 2021
Results of Operations:
Net interest income	$39,622	$31,793	$7,829
Provision for credit losses (1)	2,375	225	2,150
Net interest income after provision for credit losses	37,247	31,568	5,679
Wealth management fee income (2)	14,834	12,131	2,703
Other income (3)	(120)	5,689	(5,809)
Operating expense (4)	34,169	31,594	2,575
Income before income tax expense	17,792	17,794	(2)
Income tax expense	4,351	4,616	(265)
Net income	$13,441	$13,178	$263

Total revenue (5)	$54,336	$49,613	$4,723

Diluted average shares outstanding	18,946,683	19,531,689	(585,006)

Diluted earnings per share	$0.71	$0.67	$0.04

Return on average assets annualized ("ROAA")	0.87%	0.89%	(0.02)%
Return on average equity annualized ("ROAE")	9.88	10.03	(0.15)
(1)	Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.
(2)	The March 2022 quarter included a full quarter of wealth management fee income and expense related to the July 2021 acquisition of Princeton Portfolio Strategies Group (“PPSG”).
(3)	The quarter ended March 31, 2022 included a $6.6 million loss on sale of securities associated with a balance sheet repositioning executed in the quarter.
(4)	The March 2022 and 2021 quarters each included $1.5 million of severance expense related to certain staff reorganizations within several areas of the Bank.
(5)	Total revenue equals net interest income plus wealth management fee income and other income.

	March 31,	December 31,	Change
	2022	2021	2022 vs 2021
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	13.94%	14.64%	(0.70)%
Tier I leverage ratio	8.37	8.29	0.08
Loans to deposits	95.08	91.28	3.80
Allowance for credit losses to total loans	1.14	1.28	(0.14)
Allowance for credit losses to nonperforming loans	367.58	396.18	(28.60)
Nonperforming loans to total loans	0.31	0.32	(0.01)

For the quarter ended March 31, 2022, the Company recorded total revenue of $54.34 million, pretax income of $17.79 million, net income of $13.44 million and diluted earnings per share of $0.71, compared to revenue of $49.61 million, pretax income of $17.79 million, net income of $13.18 million and diluted earnings per share of $0.67 for the same period last year. The 2022 quarter included increased net interest income, wealth management income and income from capital markets activities (which includes mortgage banking income, back-to-back swap income, SBA loan income, and corporate advisory fee income), offset by a loss on securities sales of $6.6 million associated with a balance sheet repositioning executed during the first quarter of 2022.

Fee income generated by capital markets activities totaled $4.65 million for the first quarter of 2022, an increase of $1.08 million from $3.57 million for the same period in 2021. Income from these programs are not linear each quarter, as some quarters will be higher than others.

OFF-BALANCE SHEET ARRANGEMENTS:  For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

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

The following table summarize the Company’s net interest income and margin for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
(Dollars in thousands)	NII	NIM	NII	NIM
NII/NIM excluding the below	$39,274	2.68%	$30,565	2.49%
Prepayment premiums received on loan paydowns	351	0.02%	704	0.05%
Effect of maintaining excess interest earning cash	(3)	-0.01%	(195)	-0.21%
Effect of PPP loans	—	0.00%	719	-0.05%
NII/NIM as reported	$39,622	2.69%	$31,793	2.28%

Net interest income, on a fully tax-equivalent basis, increased $7.9 million for the first quarter of 2022 to $39.9 million as compared to $32.1 million for the same quarter in 2021.  The net interest margin increased 41 basis points to 2.69 percent from 2.28 percent when comparing the three months ended March 31, 2022 and 2021, respectively. As a commercial bank, the Company is asset sensitive with a large portion of its commercial loan portfolio tied to one-month LIBOR. The increase in NIM for the three months ended March 31, 2022, when compared to the same period in 2021 was due to the Bank lowering its cost of interest-bearing liabilities and increasing its yield on the average balance of interest-earning assets, offset by an increase in the average balance of interest-bearing liabilities.

NIM also improved during the first quarter of 2022, as the Company executed a balance sheet reposition, whereby the Company added $250 million of multifamily loans, funded by the sale of $125 million of lower-yielding, like duration securities and deposit growth.  To manage a neutral overall duration effect on the balance sheet, thereby protecting the balance sheet against the impact of rising rates, we executed an additional $100 million of forward starting five-year pay fixed swaps.  The repositioning resulted in an attractive earn-back period on the loss on sale of securities, with future net interest margin improving by four basis points, with no impact to tangible capital or tangible book value per share.

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2022	2021
Residential mortgage loans originated for portfolio	$41,547	$15,814
Residential mortgage loans originated for sale	15,669	45,873
Total residential mortgage loans	57,216	61,687

Commercial real estate loans	25,575	38,363
Multifamily	265,650	85,009
C&I loans (A) (B)	143,029	129,141
Small business administration (C)	26,093	58,730
Wealth lines of credit (A)	9,400	2,475
Total commercial loans	469,747	313,718

Installment loans	131	63
Home equity lines of credit (A)	1,341	1,899
Total loans closed	$528,435	$377,367

(A)	Includes loans and lines of credit that closed in the period but were not necessarily funded.
(B)	Includes equipment finance leases and loans.

(C) Includes PPP loans of $47 million for the quarter ended March 31, 2021.

At March 31, 2021, December 31, 2021 and March 31, 2021, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	March 31,	December 31,	March 31,
	2022	2021	2021
Multifamily real estate loans as a percent of total regulatory capital of the Bank	268%	237%	191%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	156	149	160

Total CRE concentration	424%	386%	351%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	March 31, 2022			March 31, 2021
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$928,828	$3,606	1.55%	$761,187	$2,629	1.38%
Tax-exempt (1) (2)	4,701	48	4.08	7,980	98	4.91
Loans (2) (3):
Residential mortgages	508,408	3,656	2.88	501,590	3,954	3.15
Commercial mortgages	2,353,032	18,175	3.09	1,840,363	14,420	3.13
Commercial	2,008,464	18,203	3.63	1,932,692	16,455	3.41
Commercial construction	18,087	160	3.54	15,606	139	3.56
Installment	34,475	254	2.95	37,695	276	2.93
Home equity	40,245	324	3.22	48,853	399	3.27
Other	283	6	8.48	246	5	8.13
Total loans	4,962,994	40,778	3.29	4,377,045	35,648	3.26
Federal funds sold	—	—	—	102	—	0.00
Interest-earning deposits	127,121	29	0.09	555,331	128	0.09
Total interest-earning assets	6,023,644	44,461	2.95%	5,701,645	38,503	2.70%
Noninterest-earning assets:
Cash and due from banks	7,455			11,129
Allowance for credit losses	(61,001)			(71,160)
Premises and equipment	23,022			22,634
Other assets	168,239			228,134
Total noninterest-earning assets	137,715			190,737
Total assets	$6,161,359			$5,892,382
LIABILITIES:
Interest-bearing deposits:
Checking	$2,330,340	$1,238	0.21%	$1,908,380	$978	0.20%
Money markets	1,294,100	539	0.17	1,259,597	794	0.25
Savings	156,554	5	0.01	135,202	17	0.05
Certificates of deposit - retail	426,166	606	0.57	533,488	1,470	1.10
Subtotal interest-bearing deposits	4,207,160	2,388	0.23	3,836,667	3,259	0.34
Interest-bearing demand - brokered	85,000	373	1.76	110,000	493	1.79
Certificates of deposit - brokered	33,823	261	3.09	33,769	261	3.09
Total interest-bearing deposits	4,325,983	3,022	0.28	3,980,436	4,013	0.40
FHLB advances and borrowings	55,513	64	0.46	186,006	209	0.45
Finance lease liabilities	5,662	68	4.80	6,608	79	4.78
Subordinated debt	132,731	1,364	4.11	181,795	2,145	4.72
Total interest-bearing liabilities	4,519,889	4,518	0.40%	4,354,845	6,446	0.59%
Noninterest-bearing liabilities:
Demand deposits	978,288			848,325
Accrued expenses and other liabilities	119,003			163,569
Total noninterest-bearing liabilities	1,097,291			1,011,894
Shareholders’ equity	544,179			525,643
Total liabilities and shareholders’ equity	$6,161,359			$5,892,382
Net interest income (tax-equivalent basis)		$39,943			$32,057
Net interest spread			2.55%			2.11%
Net interest margin (4)			2.69%			2.28%
Tax equivalent adjustment		$(321)			$(264)
Net interest income		$39,622			$31,793
(1)	Average balances for available for sale securities are based on amortized cost.
(2)	Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)	Loans are stated net of unearned income and include nonaccrual loans.
(4)	Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended March 31, 2022
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$607	$320	$927
Loans	4,569	561	5,130
Interest-earning deposits	(99)	—	(99)
Total interest income	$5,077	$881	$5,958
LIABILITIES:
Interest-bearing checking	$276	$(16)	$260
Money market	(8)	(247)	(255)
Savings	1	(13)	(12)
Certificates of deposit - retail	(250)	(614)	(864)
Certificates of deposit - brokered	—	—	—
Interest bearing demand brokered	(112)	(8)	(120)
Borrowed funds	(196)	51	(145)
Capital lease obligation	(11)	—	(11)
Subordinated debt	(504)	(277)	(781)
Total interest expense	$(804)	$(1,124)	$(1,928)
Net interest income	$5,881	$2,005	$7,886

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $44.5 million for the first quarter of 2022 compared to $38.5 million for the same period of 2021, reflecting an increase of $6.0 million, or 15 percent.  This increase reflected increases in the average balance and yield of interest-earning assets, as well as an increase in the average yield on interest-earnings assets.

The average balance of interest-earning assets totaled $6.02 billion for the first quarter of 2022, an increase of $322.0 million, or 6 percent, from the same period of 2021. This increase in interest-earnings assets reflected growth in the average balance of loans of $585.9 million or 13 percent to $4.96 billion for the quarter ended March 31, 2022, from $4.38 billion for the same 2021 period and growth in the average balance of investments of $164.4 million or 21 percent to $933.5 million for the quarter ended March 31, 2022, from $769.2 million for the same 2021 quarter. These increases were partially offset by a decline in the average balance of interest-earning deposits of $428.2 million to $127.1 million for the quarter ended March 31, 2022, from $555.3 million for the same quarter in 2021.

The growth in loans was driven by growth in commercial mortgages of $512.7 million or 28 percent to $2.35 billion from $1.84 billion as part of the Company’s balance sheet repositioning executed in the first quarter of 2022 and growth in commercial loans of $75.8 million or 4 percent to $2.01 billion from $1.93 billion.

The average balance of investments increased $164.4 million or 21 percent for the three months ended March 31, 2022, to $933.5 million from $769.2 million for the same three-month period in 2021.  This growth in investments was due to the purchase of securities during 2021 to utilize with the Company’s excess liquidity.  During the first quarter of 2022, the Company executed a balance sheet repositioning which included the sale of $125 million of investments at lower yields to partially fund like duration, higher yielding multifamily loans.

For the first quarters of 2022 and 2021, the average yields earned on interest-earning assets were 2.95 percent and 2.70 percent, respectively, an increase of 25 basis points.  This was due to an increase of three basis points in total average loans to 3.29 percent for the quarter ended March 31, 2022, compared to 3.26 percent for the same period of 2021 coupled with an increase in the average balance of loans by $585.9 million when comparing the 2022 period to the same 2021 period.  Investments increased 15 basis points to 1.57 percent for the quarter ended March 31, 2022, as compared to 1.42 percent for the same 2021 period and the average balance increased by $164.4 million for the March 2022 quarter. The yield on interest-earning deposits remained flat at nine basis points for both periods ended March 31, 2022 and 2021, respectively. However, the balance significantly decreased, which helped to improve the average yield on interest-earning assets.  With the transformation to a commercial bank balance sheet and business model, the Company’s interest rate sensitivity models indicate the Company is asset sensitive as of March 31, 2022, and that net interest income would improve in a rising rate environment but decline in a falling rate environment.

The increase in yield of totals loans of three basis points was driven by an increase in yield on commercial loans of 22 basis points to 3.63 percent for March 31, 2022, when compared to 3.41 percent for quarter ended March 31, 2021 and growth in the average balance of commercial loans of $75.8 million.  The commercial loan yield slightly improved in the quarter ended March 31, 2022, due to the increase in target Fed Funds from 0 percent to 25 percent in March 2022 given these loans typically have floating rates.  The increase in the yield on commercial loans was partially offset by a decrease of four basis points in commercial mortgages when comparing the quarter ended March 31, 2022, to the same period in 2021. This was due in part to a decline in prepayment penalties of $278,000 for the quarter ended March 31, 2022, when compared to the same period in 2021.  The increases in the average balances of commercial loans and commercial mortgages were funded by the balance sheet repositioning and the use of the Company’s liquidity, as seen by the decline in interest-earning deposits of $428.2 million during the first quarter of 2022.

During the three months ended March 31, 2022 and 2021, the Company recorded a yield on investments of 1.57 percent and 1.42 percent, respectively.  The increase in yield was due to the Company strategically purchasing higher yielding investments during 2021 to maintain the size of the portfolio in anticipation of maturities and to utilize excess liquidity.

The average balance of interest-bearing liabilities totaled $4.52 billion for the first quarter of 2022, an increase of $165.0 million, or 4 percent, from the same period of 2021.  The increase of interest-bearing liabilities reflected growth of interest-bearing deposits of $345.5 million or 9 percent to $4.33 billion for the three months ended March 31, 2022 from $3.98 billion for the same period of 2021, offset by decreases in the average balance of borrowings of $130.5 million or 70 percent to $55.5 million for the three months ended March 31, 2022 from $186.0 million for the same period of 2021, and a decrease in average subordinated debt of $49.1 million or 27 percent to $132.7 million at March 31, 2022 from $181.8 million for the same 2021 period.

The average balance of interest-bearing deposits was due to the growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) due to an increase in retail deposits from our branch network; an increase in interest-bearing checking deposits as maturing CDs shifted into these accounts; a focus on providing high-touch client service; new deposit relationships related to PPP; and a full array of treasury management products that support core deposit growth.  This growth was partially offset by a decline of $25.0 million in the average balance of brokered deposits for the three months ended March 31, 2022, when compared to the same 2021 period.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks.  Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance.  As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $713.8 million and $713.6 million for the three months ended March 31, 2022 and 2021, respectively.

The decrease in borrowings was principally due to the Company’s participation in the Paycheck Protection Program Loan Facility in 2021 to fund PPP loan originations, which decreased due to PPP loan forgiveness that occurred during the latter part of 2021, offset by a slight increase in overnight borrowings.

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

For the quarters ended March 31, 2022 and 2021, the cost of interest-bearing liabilities was 40 basis points and 59 basis points, respectively, reflecting a decrease of 19 basis points.  This decrease was driven by total-interest bearing deposits decreasing from 40 basis points for the three months ended March 31, 2021 to 28 basis points for the same 2022 period.  The decrease in the average rate paid on deposits was principally due to repricing of our deposit base to align with the Federal Reserve rate decreases and the decline in higher costing certificates of deposits.  The Company believes that high touch client service allows the Company to gain a competitive advantage in the pricing of interest-bearing deposits. The cost of subordinated debt decreased to 4.11 percent for the three months ended March 31, 2022 from 4.72 percent for the three months ended March 31, 2021.

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

At March 31, 2022, the Company had investment securities available for sale with a fair value of $601.2 million compared with $796.8 million at December 31, 2021.  The decrease was due to the sale of residential mortgage-backed securities and U.S. government-sponsored agencies of $121.2 million associated with a balance sheet repositioning executed in the quarter.  A net unrealized loss (net of income tax) of $40.4 million and of $9.9 million were included in shareholders’ equity at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, the Company had investment securities held to maturity with a carrying cost of $106.8 million and an estimated fair value of $100.3 million compared with a carrying cost of $108.7 million and an estimated fair value of $108.5 million at December 31, 2021.

The Company has one equity security (a CRA investment security) with a fair value of $14.0 million at March 31, 2022 compared with a fair value of $14.7 million at December 31, 2021, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded a $682,000 unrealized loss on the Consolidated Statements of Income for the three months ended March 31, 2022 as compared to an unrealized loss of $265,000 for the three months ended March 31, 2021.

The carrying value of investment securities available for sale as of March 31, 2022 and December 31, 2021 are shown below:

	March 31, 2022		December 31, 2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities - available for sale:
U.S. government-sponsored agencies	$244,761	$218,263	$280,045	$272,221
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	364,177	340,513	481,062	476,974
SBA pool securities	38,326	35,475	40,649	39,561
State and political subdivisions	4,523	4,520	5,431	5,476
Corporate bond	2,500	2,392	2,500	2,521
Total investment securities - available for sale	$654,287	$601,163	$809,687	$796,753
Investment securities - held to maturity:
U.S. government-sponsored agencies	40,000	38,018	40,000	39,982
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	66,816	62,296	68,680	68,478
Total investment securities - held to maturity	$106,816	$100,314	$108,680	$108,460
Total	$761,103	$701,477	$918,367	$905,213

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of March 31, 2022.  The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities - available for sale:
U.S. government-sponsored agencies	$—	$—	$99,756	$118,507	$218,263
	—	—	1.34%	1.74%	1.56%
Mortgage-backed securities-residential (1)	24,794	18,051	24,301	273,367	340,513
	1.06%	3.07%	1.56%	1.64%	1.67%
SBA pool securities	—	—	5,330	30,145	35,475
	—	—	2.05%	1.26%	1.38%
State and political subdivisions (2)	2,641	1,879	—	—	4,520
	2.28%	2.22%	—	—	2.26%
Corporate bond	—	—	2,392	—	2,392
	—	—	3.00%	—	3.00%
Total investments - available for sale	$27,435	$19,930	$131,779	$422,019	$601,163
	1.18%	2.99%	1.44%	1.64%	1.62%
Investment securities - held to maturity:
U.S. government-sponsored agencies	—	15,000	25,000	—	40,000
	—	1.35%	1.64%	—	1.53%
Mortgage-backed securities-residential (1)	—	—	—	66,816	66,816
	—	—	—	1.74%	1.74%
Total investments - held to maturity	$—	$15,000	$25,000	$66,816	106,816
	—	1.35%	1.64%	1.74%	1.66%
Total	$27,435	$34,930	$156,779	$488,835	$707,979
	1.18%	2.29%	1.47%	1.66%	1.63%

(1)	Shown using stated final maturity.
(2)	Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies.  The combined average balance of these investments during the three months ended March 31, 2022 was $127.1 million compared to $555.4 million for the quarter ended March 31, 2021.

OTHER INCOME:  The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended March 31,		Change
(In thousands)	2022	2021	2022 vs 2021
Service charges and fees	$952	$846	$106
Bank owned life insurance	313	611	(298)
Gain on sale of loans (mortgage banking)	247	1,025	(778)
Gain on loans held for sale at lower of cost or fair value	—	282	(282)
Fee income related to loan level, back-to-back swaps	—	—	—
Gain on sale of SBA loans	2,844	1,449	1,395
Corporate advisory fee income	1,561	1,098	463
Other income	1,254	643	611
Loss on securities sale, net	(6,609)	—	(6,609)
Fair value adjustment for CRA equity security	(682)	(265)	(417)
Total other income (excluding wealth management income)	$(120)	$5,689	$(5,809)

During the three months ended March 31, 2022, the Company recorded a $6.6 million loss on securities due to the Company’s balance sheet repositioning, by selling lower yielding securities and replacing them with higher yielding like duration multifamily loans.  The Company believes that the repositioning will improve future NIM by 4 basis points with no impact to tangible capital or tangible book value per share. When excluding these losses on the sale of securities, the Company recorded total other income, excluding wealth management fee income, of $6.5 million for the first quarter of 2022, reflecting an increase of $800,000, or 14 percent, compared to the same period in 2021.

For the first quarter of 2022, income from the sale of newly originated residential mortgage loans was $247,000 compared to $1.0 million for the same quarter in 2021. This decrease for the three months ended March 31, 2022, was the result of the decreased volume of residential mortgage loans originated for sale due to a slowdown in refinancing and home purchase activity in the higher interest rate environment.

The Company provides loans that are partially guaranteed by the SBA, to provide working capital and/or financing the purchase of equipment, inventory or commercial real estate that could be used for start-up business.  All SBA loans are underwritten and documented as prescribed by the SBA.  The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The first quarter of 2022 included $2.8 million of gains on sales of SBA loans as compared to $1.4 million for the same quarter in 2021. The first quarter of 2022 benefitted from the addition of an SBA team hired by the Company in the fourth quarter of 2021.

The Company recorded corporate advisory fee income for the first quarter of 2022 of $1.6 million compared to $1.1 million for the same three-month period ended March 31, 2021.

Income from the back-to-back swap, SBA programs, and corporate advisory fee income are dependent on volume, and thus are not linear from quarter to quarter, as some quarters will be higher than others.

The first quarter of 2021 included $302,000 of additional income related to a net life insurance death benefit under the Company’s BOLI policies.

The remainder of the increase for the three months ended March 31, 2022, when compared to the same 2021 period was primarily due to an increase in commercial lending fees primarily unused credit line fees, loan servicing income, and letter of credit fees.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended March 31,		Change
(In thousands)	2022	2021	2022 vs 2021
Compensation and employee benefits	$22,449	$21,990	$459
Premises and equipment	4,647	4,113	534
FDIC assessment	471	585	(114)
Other Operating Expenses:
Professional and legal fees	1,138	1,256	(118)
Telephone	334	334	-
Advertising	290	214	76
Amortization of intangible assets	431	368	63
Swap valuation allowance	673	—	673
Office restructure	372	—	372
Other	3,364	2,734	630
Total operating expenses	$34,169	$31,594	$2,575

Operating expenses totaled $34.2 million for the three months ended March 31, 2022, compared to $31.6 million for the same 2021 period, reflecting an increase of $2.6 million or 8 percent.  Increased operating expenses were principally attributable to: a swap valuation allowance of $673,000; expenses associated with the acquisition of PPSG completed in July 2021; $372,000 in expenses associated with the consolidation of private banking offices; increased corporate and health insurance costs; hiring in line with the Company’s strategic plan; and normal salary increases, which were partially offset by decreased FDIC expense. The first quarters of 2021 and 2022 also each included $1.5 million of severance expense related to certain staff reorganizations within several areas of the Bank.

PEAPACK PRIVATE:  This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services.  Peapack Private provides wealth management, trust and investment services at the Bank’s headquarters in Bedminster, at private banking locations in Morristown, New Providence, Princeton, Red Bank, Summit and Teaneck, New Jersey and at the Bank’s subsidiaries, PGB Trust & Investments of Delaware, in Greenville, Delaware and Murphy Capital, in Bedminster, New Jersey.

The market value of the assets under management and/or administration (“AUM/AUA”) of Peapack Private was $10.7 billion at March 31, 2022, reflecting a 4 percent decrease from $11.1 billion at December 31, 2021 and an increase of 13 percent from $9.4 billion at March 31, 2021. Effective December 18, 2020, the Bank completed the hires of the teams from Lucas, based in Red Bank, New Jersey, and from Noyes, based in New Vernon, New Jersey, which collectively contributed approximately $400 million of AUM/AUA at the time of acquisition.  Effective July 1, 2021, the Bank closed on the acquisition of Princeton Portfolio Strategies Group (“PPSG”), a registered investment advisor headquartered in Princeton, New Jersey, which contributed approximately $520 million of AUM/AUA at the time of acquisition.

In the March 2022 quarter, Peapack Private generated $14.8 million in fee income compared to $12.1 million for the March 2021 quarter, reflecting a 22 percent increase. The growth in fee income was due to several factors, including the acquisitions noted above, new business, partially offset by normal levels of disbursements and outflows and negative market performance.

Operating expenses relative to Peapack Private reflected increases due to overall growth in the business, new hires and acquisitions when comparing the three months ended March 31, 2022, to the same period for 2021. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

Peapack Private currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition.  Management believes that the Bank generates adequate liquidity to support the expenses of Peapack Private should it be necessary.

NONPERFORMING ASSETS:  OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2022	2021	2021	2021	2021
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans (1)	15,884	15,573	25,925	5,962	11,767
Other real estate owned	—	—	—	—	50
Total nonperforming assets	$15,884	$15,573	$25,925	$5,962	$11,817

Performing TDRs (2)(3)	$2,375	$2,479	$416	$190	$197

Loans past due 30 through 89 days and still accruing (4)	$606	$8,606	$1,193	$1,678	$1,622

Loans subject to special mention	$110,252	$116,490	$115,935	$148,601	$166,013

Classified loans (1)	$47,386	$50,702	$51,937	$11,178	$25,714

Individually evaluated loans (1)	$16,147	$18,052	$26,341	$6,498	$11,964

Nonperforming loans as a % of total loans (5)	0.31%	0.32%	0.56%	0.13%	0.27%
Nonperforming assets as a % of total assets (5)	0.25%	0.26%	0.42%	0.10%	0.20%
Nonperforming assets as a % of total loans plus other real estate owned (5)	0.31%	0.32%	0.57%	0.13%	0.27%

(1)

Excludes one commercial loan held for sale of $5.0 million at December 31, 2021.  Excludes one commercial loan held for sale of $5.6 million at September 30, 2021, June 30, 2021 and March 31, 2021.  Includes one impaired commercial real estate loan with a balance of $19.9 million at September 30, 2021.

(2)	Amounts reflect TDRs that are paying according to restructured terms.
(3)

Amount excludes $13.6 million at March 31, 2022, $1.1 million at December 31, 2021, $4.0 million at September 30, 2021, $3.9 million at June 30, 2021 and $3.9 million at March 31, 2021 of TDRs included in nonaccrual loans.

(4)	Includes $6.9 million for one equipment lease principally due to administrative issues with the servicer and the lessee/borrower at December 31, 2021. Payment was received in January 2022.
(5)	Nonperforming loans/assets do not include performing TDRs.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $2.4 million and $225,000 for the first quarters of 2022 and 2021, respectively. The increased provision for credit losses for the three months ended March 31, 2022, when compared to the three months ended March 31, 2021, was due principally to loan growth of $309.3 million, excluding PPP loans.

The allowance for credit losses was $58.4 million as of March 31, 2022, compared to $61.7 million at December 31, 2021. As a percentage of loans, the allowance for credit losses was 1.14 percent and 1.28 percent at March 31, 2022 and December 31, 2021, respectively. The specific reserves recorded on individually evaluated loans were $2.5 million at March 31, 2022 compared to $4.2 million as of December 31, 2021.  Total individually evaluated loans were $16.1 million and $18.1 million as of March 31, 2022 and December 31, 2021, respectively. The general component of the allowance decreased from $57.5 million at December 31, 2021 to $55.9 million at March 31, 2022.

The adoption of CECL resulted in a day 1 reduction of $5.5 million.  The lower allowance was in part attributed to historically low charge-offs combined with the shorter duration of the loan portfolio employed in our CECL analysis.  Further, the incurred loss method required significant qualitative factors, including factors related to Covid, and the use of a multiplier for potential losses on criticized and classified loans, neither of which are included within the CECL methodology. The CECL methodology utilizes significantly less qualitative factors as it uses economic factors and historical losses over a full economic cycle and calculates losses based on DCF on an individual loan basis. Accordingly, the CECL model quantitatively accounts for some of the qualitative factors utilized in the incurred loss methodology.

On January 1, 2022, the Company adopted ASU 2016-13 (Topic 326) which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit.  The allowance for credit losses is a valuation allowance for Management’s estimate of expected credit losses in the loan portfolio.  The process to determine expected credit losses utilizes analytic tools and Management judgement and is reviewed on a quarterly basis.  When Management is reasonably certain that a loan balance is not fully collectable, an analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast.  Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the Management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above.  Factors may include changes in lending policies and procedures, nature and volume of the portfolio, experience and depth of management and the effect of external factors such as competition, legal and regulatory requirements, amount others. The allowance is available for any loan that, in Management’s judgment, should be charged off.

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2022	2021	2021	2021	2021
Allowance for credit losses:
Beginning of period	$61,697	$65,133	$63,505	$67,536	$67,309
Day one CECL adjustment	(5,536)	—	—	—	—
Provision for credit losses (1)	2,489	3,750	1,600	900	225
(Charge-offs)/recoveries, net	(264)	(7,186)	28	(4,931)	2
End of period	$58,386	$61,697	$65,133	$63,505	$67,536

Allowance for credit losses as a % of total loans (2)	1.14%	1.28%	1.42%	1.39%	1.54%

General allowance for credit losses as a % of total loans (2)	1.09%	1.20%	1.27%	1.39%	1.47%

Allowance for credit losses as a % of non-performing loans	367.58%	396.18%	251.24%	1065.16%	573.94%

(1)

Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss methodology.  Prior to January 1, 2022, the allowance calculation was based on the incurred loss methodology.  Provision to rollforward the ACL excludes a credit of $114,000 related to the off-balance sheet commitments.

(2)

The March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021 and March 31, 2022 allowance coverage ratios include PPP loans of $186.9 million, $83.8 million, $48.7 million, $13.8 million and $9.6 million, respectively, in total loans.  PPP loans are fully guaranteed by the SBA and as such do not have an associated reserve for those same periods.

INCOME TAXES:  Income tax expense for the quarter ended March 31, 2022 was $4.4 million as compared to $4.6 million for the same period in 2021.  The effective tax rate for the three months ended March 31, 2022 was 24.45 percent compared to 25.94 percent for the same quarter in 2021.  The March 2022 and 2021 quarters both benefitted from the vesting of restricted stock at prices higher than grant prices.  The March 2021 quarter also benefitted from life insurance proceeds that were not taxable.

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

Capital was benefitted by net income of $13.4 million for the three months ended March 31, 2022, which was offset by the purchase of shares through the Company’s stock repurchase program and a change in the unrealized loss on securities, net of tax of $30.6 million. The Company repurchased 299,878 shares, at an average price of $37.26, for a total cost of $11.2 million during the three months ended March 31, 2022.

The Company employs quarterly capital stress testing – adverse case and severely adverse case. In the most recent completed stress test based on December 31, 2021 financial information, under severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period. With a Pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2022 and December 31, 2021, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio (“CBLR”) at 9 percent, effective January 1, 2020.  Under the CARES Act, the Community Bank Leverage Ratio was temporarily lowered to 8 percent.  The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III.  The Bank’s leverage ratio was 10.29 percent at March 31, 2022.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
Total capital (to risk-weighted assets)	$690,096	13.65%	$505,769	10.00%	$404,615	8.00%	$531,057	10.50%

Tier I capital (to risk-weighted assets)	631,522	12.49	404,615	8.00	303,461	6.00	429,903	8.50

Common equity tier I (to risk-weighted assets)	631,498	12.49	328,750	6.50	227,596	4.50	354,038	7.00

Tier I capital (to average assets)	631,522	10.29	306,772	5.00	245,417	4.00	245,417	4.00

As of December 31, 2021:
Total capital (to risk-weighted assets)	$672,614	14.05%	$478,628	10.00%	$382,902	8.00%	$502,559	10.50%

Tier I capital (to risk-weighted assets)	612,762	12.80	382,902	8.00	287,177	6.00	406,834	8.50

Common equity tier I (to risk-weighted assets)	612,738	12.80	311,108	6.50	215,382	4.50	335,039	7.00

Tier I capital (to average assets)	612,762	9.99	306,538	5.00	245,231	4.00	245,231	4.00

(A)	See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
Total capital (to risk-weighted assets)	$705,184	13.94%	N/A	N/A	$404,638	8.00%	$531,087	10.50%

Tier I capital (to risk-weighted assets)	513,838	10.16	N/A	N/A	303,478	6.00	429,928	8.50

Common equity tier I (to risk-weighted assets)	513,814	10.16	N/A	N/A	227,609	4.50	354,058	7.00

Tier I capital (to average assets)	513,838	8.37	N/A	N/A	245,421	4.00	245,421	4.00

As of December 31, 2021:
Total capital (to risk-weighted assets)	$700,790	14.64%	N/A	N/A	$382,944	8.00%	$502,614	10.50%

Tier I capital (to risk-weighted assets)	508,231	10.62	N/A	N/A	287,208	6.00	406,878	8.50

Common equity tier I (to risk-weighted assets)	508,207	10.62	N/A	N/A	215,406	4.50	335,076	7.00

Tier I capital (to average assets)	508,231	8.29	N/A	N/A	245,242	4.00	245,242	4.00
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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges.  Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a three percent discount to market for plan participants.  On January 30, 2019, the Company eliminated the three percent discount feature. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company.  All shares purchased during the quarter ended March 31, 2022 were purchased in the open market.

On April 28, 2022, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 26, 2022 to shareholders of record on May 12, 2022.

Management believes the Company’s capital position and capital ratios are adequate. Further, Management believes the Company has sufficient common equity to support its planned growth for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including funding of loans, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Company’s liquidity risk management is intended to ensure the Company has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, temporary investments, securities available for sale, customer deposit inflows, loan repayments and secured borrowings.  Other liquidity sources include loan sales.

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $114.0 million at March 31, 2022. In addition, the Company had $601.2 million in securities designated as available for sale at March 31, 2022. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $570.6 million and $106.8 million, as of March 31, 2022, respectively, were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of March 31, 2022, the Company had approximately $1.8 billion of secured funding available from the Federal Home Loan Bank.  Additionally, the Company had $1.6 billion of secured funding available from the Federal Reserve Discount Window, none of which was drawn.

Brokered interest-bearing demand (“overnight”) deposits were $85.0 million at March 31, 2022. The interest rate paid on these deposits allows the Bank to fund asset growth at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits.  As of March 31, 2022, the Company had transacted pay fixed, receive floating interest rate swaps totaling $330.0 million in notional amount, which includes $100.0 million of forward-starting swaps.

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

The interest rate swap program is administered by the ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges.  The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required.  The Board is advised of all swap activity.  The Company is receiving floating and paying fixed interest rates with total notional value of $230.0 million as of March 31, 2022. The Company’s interest rate swaps include $100.0 million of forward starting swaps that extend swaps set to mature in 2023 for an additional five years.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business.  Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower.  At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company.  As of March 31, 2022, $677.5 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, the ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of March 31, 2022. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of March 31, 2022.

In an immediate and sustained 100 basis point increase in market rates at March 31, 2022, net interest income would increase approximately 1.2 percent for year 1 and 4.6 percent for year 2, compared to a flat interest rate scenario.  The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of March 31, 2022 and that net interest income would improve in a rising rate environment but decline in a falling rate environment.

In an immediate and sustained 200 basis point increase in market rates at March 31, 2022, net interest income for year 1 would increase approximately 1.8 percent, when compared to a flat interest rate scenario.  In year 2 net interest income would increase 8.3 percent, when compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at March 31, 2022.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$765,286	$(34,752)	(4.34)%	12.95%	5
+100	782,608	(17,430)	(2.18)	12.93	3
Flat interest rates	800,038	—	—	12.90	—
-100	814,386	14,348	1.79	12.82	(8)
(1)	EVPE is the discounted present value of expected cash flows from assets and liabilities.
(2)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(3)	EVPE ratio represents EVPE divided by the present value of assets.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the forms and rules of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022 because of a material weakness in our internal control over financial reporting relating to the design of the controls over accounting for credit losses in accordance with the CECL accounting standard, ASC 2016-13, Financial Instruments – Credit Losses including the timing of the operation of these controls.

We have taken certain measures to remediate the material weakness related to the design of the controls related to application of the CECL accounting standard, including designing and implementing formal procedures and controls related to the timing of the operation of such controls.

While we believe that the efforts taken to date and those planned for remediation will improve the effectiveness of our internal control over financial reporting, these remediation efforts are ongoing and will require time to operate for management to be able to conclude that the design is effective to remediate the material weakness identified. We may conclude that additional measures are necessary to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional evaluation and implementation time.

Notwithstanding the material weaknesses, the Company has concluded that the consolidated financial statements included in this report present fairly, in all material respects, the financial position and results of operations of the Company as of and for the three months ended March 31, 2022 in conformity with generally accepted accounting principles in the United States of America.  The

Company filed its Quarterly Report on Form 10-Q for the period ended March 31, 2022 on Wednesday, May 18, 2022, which was two business days following the filing deadline as extended pursuant to Rule 12b-25 of the Securities Exchange Act of 1934, as amended.

Changes in Internal Control Over Financial Reporting

Other than described above, during the most recent fiscal quarter, there has been no change in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

In the normal course of its business, lawsuits and claims may be brought against the Company and its subsidiaries.  There is no currently pending or threatened litigation or proceedings against the Company or its subsidiaries, which if adversely decided, we believe would have a material adverse effect on the Company.

ITEM 1A.  Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
January 1, 2022 -
January 31, 2022	8,610	—	$36.75	$1,240,310
February 1, 2022 -
February 28, 2022	140,215	220	37.56	$1,100,095
March 1, 2022 -
March 31, 2022	151,053	67,779	36.98	$949,042
Total	299,878	67,999	37.10
(1)	Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and/or the vesting of restricted stock awards/units.
(2)

On January 27, 2022, the Company’s Board of Directors approved a plan to repurchase up to 920,000 shares, which was approximately 5 percent of the outstanding shares as of that date, through March 31, 2023.  The timing and amount of shares repurchased will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements and alternative uses of capital.

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

10.1

Amended and Restated Deferred Compensation Agreements, originally effective as of August 4, 2017, and amended and restated as of March 24, 2022, by and among Peapack-Gladstone Financial Corporation, Peapack-Gladstone Bank, and each of Douglas L. Kennedy, John P. Babcock, and Jeffrey J. Carfora, incorporated herein by reference to Exhibits 10.1, 10.2, and 10.3 of the Registrant’s Form 8-K filed on March 30, 2022 (File No. 001-16197).

10.2

Form of Employment Agreement, by and among Peapack-Gladstone Financial Corporation, Peapack-Gladstone Bank and each of Douglas L. Kennedy, Jeffrey J. Carfora, John P. Babcock, and Gregory M. Smith, incorporated herein by reference to Exhibit 10.1 of the Registrant’s form 8-K filed on March 3, 2022 (File No. 001-161697).

10.3

Change in Control Agreement by and among Peapack-Gladstone Financial Corporation, Peapack-Gladstone Bank and Robert A. Plante, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 3, 2022 (File No. 001-16197).

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 18, 2022	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 18, 2022	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: May 18, 2022	By:	/s/ Francesco S. Rossi
Francesco S. Rossi
Chief Accounting Officer
(Principal Accounting Officer)