Form 10-Q
period 2022-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2022-08-09
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2022

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

Number of shares of Common Stock outstanding as of July 29, 2022: 18,190,009

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	June 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$6,203	$5,929
Federal funds sold	—	—
Interest-earning deposits	147,222	140,875
Total cash and cash equivalents	153,425	146,804
Securities available for sale	556,791	796,753
Securities held to maturity (fair value $95,642 at June 30, 2022 and $108,460 at December 31, 2021)	105,048	108,680
Equity security, at fair value	13,528	14,685
FHLB and FRB stock, at cost	13,710	12,950
Loans held for sale, at fair value	515	3,040
Loans held for sale, at lower of cost or fair value	14,956	34,051
Loans	5,153,873	4,806,721
Less: Allowance for credit losses (1)	59,022	61,697
Net loans	5,094,851	4,745,024
Premises and equipment	22,804	23,044
Other real estate owned	116	—
Accrued interest receivable	23,468	21,589
Bank owned life insurance	46,944	46,663
Goodwill	36,212	36,212
Other intangible assets	11,870	12,690
Finance lease right-of-use assets	3,209	3,582
Operating lease right-of-use assets	14,192	9,775
Other assets	39,528	62,451
TOTAL ASSETS	$6,151,167	$6,077,993
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,043,225	$956,482
Interest-bearing deposits:
Checking	2,456,988	2,287,894
Savings	168,441	154,914
Money market accounts	1,217,516	1,307,051
Certificates of deposit - retail	375,387	409,608
Certificates of deposit - listing service	31,348	31,382
Subtotal deposits	5,292,905	5,147,331
Interest-bearing demand - brokered	85,000	85,000
Certificates of deposit - brokered	25,963	33,818
Total deposits	5,403,868	5,266,149
Short-term borrowings	—	—
Finance lease liabilities	5,305	5,820
Operating lease liabilities	14,756	10,111
Subordinated debt, net	132,844	132,701
Deferred tax liabilities, net	21,376	39,322
Accrued expenses and other liabilities	52,694	77,502
TOTAL LIABILITIES	5,630,843	5,531,605
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 20,952,809 at June 30, 2022 and 20,656,810 at December 31, 2021; outstanding shares, 18,190,009 at June 30, 2022 and 18,393,888 at December 31, 2021)	17,466	17,220
Surplus	334,411	332,358
Treasury stock at cost, 2,762,800 shares at June 30, 2022 and 2,262,922 shares at December 31, 2021	(82,725)	(65,104)
Retained earnings	309,899	274,288
Accumulated other comprehensive loss, net of income tax	(58,727)	(12,374)
TOTAL SHAREHOLDERS’ EQUITY	520,324	546,388
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$6,151,167	$6,077,993

(1)
Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$44,641	$36,497	$85,113	$71,881
Interest on investments:
Taxable	3,535	3,020	7,142	5,649
Tax-exempt	18	36	39	79
Interest on loans held for sale	12	36	23	91
Interest on interest-earning deposits	314	97	343	225
Total interest income	48,520	39,686	92,660	77,925
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	2,914	1,689	4,696	3,478
Interest on certificates of deposit	651	1,027	1,257	2,497
Interest on borrowed funds	10	182	74	391
Interest on finance lease liability	64	76	132	155
Interest on subordinated debt	1,363	2,147	2,727	4,292
Subtotal - interest expense	5,002	5,121	8,886	10,813
Interest on interest-bearing demand - brokered	364	456	737	949
Interest on certificates of deposits - brokered	261	264	522	525
Total interest expense	5,627	5,841	10,145	12,287
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	42,893	33,845	82,515	65,638
Provision for credit losses (1)	1,449	900	3,824	1,125
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	41,444	32,945	78,691	64,513
OTHER INCOME
Wealth management fee income	13,891	13,034	28,725	25,165
Service charges and fees	1,063	896	2,015	1,742
Bank owned life insurance	310	466	623	1,077
Gain on loans held for sale at fair value (mortgage banking)	151	409	398	1,434
Gain on loans held for sale at lower of cost or fair value	—	1,125	—	1,407
Fee income related to loan level, back-to-back swaps	—	—	—	—
Gain on sale of SBA loans	2,675	932	5,519	2,381
Corporate advisory fee income	33	121	1,594	1,219
Loss on swap termination	—	(842)	—	(842)
Other income	860	1,495	2,114	2,138
Loss on securities sale, net	—	—	(6,609)	—
Fair value adjustment for CRA equity security	(475)	42	(1,157)	(223)
Total other income	18,508	17,678	33,222	35,498
OPERATING EXPENSES
Compensation and employee benefits	21,882	19,910	44,331	41,900
Premises and equipment	4,640	4,074	9,287	8,187
FDIC insurance expense	503	529	974	1,114
Swap valuation allowance	—	—	673	—
Other operating expense	5,634	6,171	11,563	11,077
Total operating expenses	32,659	30,684	66,828	62,278
INCOME BEFORE INCOME TAX EXPENSE	27,293	19,939	45,085	37,733
Income tax expense	7,193	5,521	11,544	10,137
NET INCOME	$20,100	$14,418	$33,541	$27,596

EARNINGS PER SHARE
Basic	$1.10	$0.76	$1.83	$1.46
Diluted	$1.08	$0.74	$1.79	$1.42
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,325,605	18,963,237	18,332,272	18,956,807
Diluted	18,637,340	19,439,439	18,782,559	19,473,150

(1)
Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$20,100	$14,418	$33,541	$27,596
Comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	(24,475)	9,105	(71,274)	(8,513)
Reclassification adjustment for amounts included in net income	—	—	6,609	—

	(24,475)	9,105	(64,665)	(8,513)

Tax effect	5,856	(2,167)	15,472	2,036
Net of tax	(18,619)	6,938	(49,193)	(6,477)

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains arising during the period	1,155	1,121	3,951	2,571
Reclassification adjustment for amounts included in net income	—	842	—	842
	1,155	1,963	3,951	3,413

Tax effect	(325)	(552)	(1,111)	(959)
Net of tax	830	1,411	2,840	2,454

Total other comprehensive income/(loss)	(17,789)	8,349	(46,353)	(4,023)

Total comprehensive income/(loss)	$2,311	$22,767	$(12,812)	$23,573

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended June 30, 2022 and June 30, 2021

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at April 1, 2022 18,370,312 common shares outstanding	$—	$17,450	$332,474	$(76,278)	$290,718	$(40,938)	$523,426
Net income	—	—	—	—	20,100	—	20,100
Comprehensive loss	—	—	—	—	—	(17,789)	(17,789)
Restricted stock units issued 18,923 shares	—	14	(14)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (6,446) shares	—	(5)	(192)	—	—	—	(197)
Amortization of restricted stock units	—	—	1,916	—	—	—	1,916
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(919)	—	(919)
Share repurchase, (200,000) shares	—	—	—	(6,447)	—	—	(6,447)
Common stock options exercised, 100 shares	—	1	1	—	—	—	2
Issuance of shares for Employee Stock Purchase Plan, 7,120 shares	—	6	226	—	—	—	232
Balance at June 30, 2022 18,190,009 common shares outstanding	$—	$17,466	$334,411	$(82,725)	$309,899	$(58,727)	$520,324

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at April 1, 2021 19,034,870 common shares outstanding	$—	$17,140	$326,251	$(40,856)	$233,670	$(13,764)	$522,441
Net income	—	—	—	—	14,418	—	14,418
Comprehensive loss	—	—	—	—	—	8,349	8,349
Restricted stock units issued 21,200 shares	—	17	(17)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (7,096) shares	—	(6)	(223)	—	—	—	(229)
Amortization of restricted stock awards/units	—	—	1,807	—	—	—	1,807
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(952)	—	(952)
Share repurchase, (234,722) shares	—	—	—	(7,605)	—	—	(7,605)
Common stock options exercised, 2,000 shares	—	1	23	—	—	—	24
Exercise of warrants, 20,000 net of 12,722 shares used to exercise, 7,278 shares	—	7	(7)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 6,347 shares	—	5	201	—	—	—	206
Balance at June 30, 2021 18,829,877 common shares outstanding	$—	$17,164	$328,035	$(48,461)	$247,136	$(5,415)	$538,459

Six Months Ended June 30, 2022 and June 30, 2021

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2022 18,393,888 common shares outstanding	$—	$17,220	$332,358	$(65,104)	$274,288	$(12,374)	$546,388
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	—	3,909	—	3,909
Balance at January 1, 2022, adjusted	$—	$17,220	$332,358	$(65,104)	$278,197	$(12,374)	$550,297
Net income	—	—	—	—	33,541	—	33,541
Comprehensive loss	—	—	—	—	—	(46,353)	(46,353)
Restricted stock units issued, 325,607 shares	—	270	(270)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (74,445) shares	—	(62)	(2,639)	—	—	—	(2,701)
Amortization of restricted stock units	—	—	4,391	—	—	—	4,391
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,839)	—	(1,839)
Share repurchase, (499,878) shares	—	—	—	(17,621)	—	—	(17,621)
Common stock options exercised, 9,360 shares	—	8	114	—	—	—	122
Exercise of warrants, 49,860 net of 28,311 shares used to exercise, 21,549 shares	—	18	(18)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 13,928 shares	—	12	475	—	—	—	487
Balance at June 30, 2022 18,190,009 common shares outstanding	$—	$17,466	$334,411	$(82,725)	$309,899	$(58,727)	$520,324

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2021 18,974,703 common shares outstanding	$—	$16,958	$326,592	$(36,477)	$221,441	$(1,392)	$527,122
Net income	—	—	—	—	27,596	—	27,596
Comprehensive loss	—	—	—	—	—	(4,023)	(4,023)
Restricted stock units issued, 288,348 shares	—	240	(240)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (71,749) shares	—	(60)	(2,171)	—	—	—	(2,231)
Amortization of restricted stock awards/units	—	—	3,422	—	—	—	3,422
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,901)	—	(1,901)
Share repurchase, (392,755) shares	—	—	—	(11,984)	—	—	(11,984)
Common stock options exercised, 2,820 net of 62 shares used to exercise, 2,758 shares	—	2	32	—	—	—	34
Exercise of warrants 40,000 net of 26,200 shares used to exercise, 13,800 shares	—	12	(12)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 14,772 shares	—	12	412	—	—	—	424
Balance at June 30, 2021 18,829,877 common shares outstanding	$—	$17,164	$328,035	$(48,461)	$247,136	$(5,415)	$538,459

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$33,541	$27,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,697	1,566
Amortization of premium and accretion of discount on securities, net	1,459	3,141
Amortization of restricted stock	4,391	3,422
Amortization of intangible assets	820	736
Amortization of subordinated debt costs	143	763
Provision for credit losses (1)	3,824	1,125
Swap valuation allowance	673	—
Deferred tax benefit	(3,582)	(4,539)
Stock-based compensation and employee stock purchase plan expense	77	56
Fair value adjustment for equity security	1,157	223
Loss on securities available for sale	6,609	—
Loans originated for sale (2)	(49,372)	(89,775)
Proceeds from sales of loans held for sale (2)	71,909	103,605
Gain on loans held for sale (2)	(5,917)	(3,815)
Gain on loans held for sale at lower of cost or fair value	—	(1,407)
Gain on OREO sold	—	(51)
Gain on life insurance death benefit	—	(455)
Increase in cash surrender value of life insurance, net	(281)	(310)
Increase in accrued interest receivable	(1,879)	(622)
Decrease in other assets	5,292	10,798
(Decrease)/increase in accrued expenses and other liabilities	(358)	1,883
NET CASH PROVIDED BY OPERATING ACTIVITIES	70,203	53,940
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	201,282	189,926
Principal repayments, maturities and calls of securities held to maturity	3,570	808
Redemptions of FHLB and FRB stock	24,690	—
Proceeds from sales of securities available for sale	118,972	—
Purchase of securities available for sale	(152,963)	(402,711)
Purchase of FHLB and FRB stock	(25,450)	—
Proceeds from sales of loans held for sale at lower of cost or fair value	—	54,123
Net increase in loans, net of participations sold	(348,766)	(247,101)
Proceeds from sales of other real estate	—	101
Purchase of premises and equipment	(1,084)	(2,895)
Proceeds from life insurance death benefit	—	816
NET CASH USED IN INVESTING ACTIVITIES	(179,749)	(406,933)
FINANCING ACTIVITIES:
Net increase in deposits	137,719	77,291
Net decrease in short-term borrowings	—	(15,000)
Repayments of Paycheck Protection Program Liquidity Facility	—	(93,500)
Dividends paid on common stock	(1,839)	(1,901)
Exercise of stock options, net of stock swaps	122	34
Restricted stock repurchased on vesting to pay taxes	(2,701)	(2,231)
Repayments of subordinated debt	—	(50,000)
Issuance of shares for employee stock purchase plan	487	424
Shares repurchased	(17,621)	(11,984)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	116,167	(96,867)
Net increase/(decrease) in cash and cash equivalents	6,621	(449,860)
Cash and cash equivalents at beginning of period	146,804	653,322
Cash and cash equivalents at end of period	$153,425	$203,462
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$9,620	$12,542
Income tax, net	6,224	4,056
Transfer of loans to loans held for sale	—	45,776
Transfer of loans to other real estate owned	116	—

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2022, and the results of operations, comprehensive income/(loss), changes in shareholders’ equity for the three and six months ended June 30, 2022 and 2021 and cash flow statements for the six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet commitments. Results for reporting periods beginning after January 1, 2022, are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net decrease to retained earnings of $3.9 million as of January 1, 2022, for the cumulative effect of adopting ASC 326. The transition adjustment includes a $5.5 million reduction to our allowance for credit losses. The lower allowance was in part attributed to historically low charge-offs combined with the shorter duration of the loan portfolio employed in our CECL analysis. Further, the incurred loss method required significant qualitative factors, including factors related to COVID-19, and the use of a multiplier for potential losses on criticized and classified loans, neither of which are included within the CECL methodology. The CECL methodology utilizes significantly less qualitative factors as it uses economic factors and historical losses over a full economic cycle and calculates losses based on discounted cash flow on an individual loan basis. Accordingly, the CECL model quantitatively accounts for some of the qualitative factors utilized in the incurred loss methodology.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $138.1 million and $97.5 million as of June 30, 2022 and December 31, 2021, respectively. SBA loans held for sale totaled $15.0 million and $32.5 million at June 30, 2022 and December 31, 2021, respectively.

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

The Coronavirus Aid, Relief, and Economic Security ("CARES”) Act, which provided entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP, allowed financial institutions to suspend application of certain current TDR accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria were met. This relief could be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that deferred or delayed the payment of principal or interest or changed the interest rate on the loan. The revised CARES Act extended TDR relief to loan modifications through January 1, 2022. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company continues to prudently work with borrowers negatively impacted by the COVID-19 pandemic while managing credit risks and recognizing an appropriate allowance for credit losses on its loan portfolio. The Company approved total loan modifications under the CARES Act of $947.0 million, of which $12.7 million remain outstanding as of June 30, 2022.

Another key program under the CARES Act is the Paycheck Protection Program (“PPP”) administered by the SBA which provided funding to qualifying businesses and organizations. Under this program, the Company provided fundings of approximately $650 million. In the third quarter of 2020 and second quarter of 2021, the Company sold approximately $355.0 million and $56.5 million, respectively, of such loans, servicing rights released to a third party. The Company also referred approximately $124 million of PPP loans to a third party during the first six months of 2021. The Company has approximately $9.4 million of PPP loans remaining in its portfolio as of June 30, 2022 and believes that substantially all of these loans will be forgiven by the SBA. These loans are fully guaranteed by the SBA and provide for full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. Loans that do not meet the forgiveness criteria will enter a repayment period of 2 or 5 years.

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

For the Company’s stock option plans, changes in options outstanding during the six months ended June 30, 2022, were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2022	31,340	$14.59
Exercised during 2022	(9,360)	13.05
Expired during 2022	—	—
Forfeited during 2022	(580)	11.49
Balance, June 30, 2022	21,400	$15.35	0.70 years	$307
Vested and expected to vest	21,400	$15.35	0.70 years	$307
Exercisable at June 30, 2022	21,400	$15.35	0.70 years	$307

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the second quarter of 2022 and the exercise price, multiplied by the number of in-the-money options. The Company’s closing stock price on June 30, 2022 was $29.70.

There were no stock options granted during the three or six months ended June 30, 2022.

The Company issued performance-based and service-based restricted stock units in 2022 and 2021. Service-based units vest ratably over a three- or five-year period. There were 1,624 service-based restricted stock units granted during the second quarter of 2022.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were no performance-based restricted stock units granted in the second quarter of 2022.

Changes in non-vested shares dependent on performance criteria for the six months ended June 30, 2022 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2022	225,435	$20.29
Granted during 2022	71,482	35.93
Vested during 2022	(58,077)	25.77
Forfeited during 2022	(5,284)	17.92
Balance, June 30, 2022	233,556	$23.77

Changes in service-based restricted stock awards/units for the six months ended June 30, 2022 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2022	701,145	$21.93
Granted during 2022	235,534	36.86
Vested during 2022	(267,530)	21.48
Forfeited during 2022	(18,125)	20.89
Balance, June 30, 2022	651,024	$27.55

As of June 30, 2022, there was $19.0 million of total unrecognized compensation cost related to service-based and performance-based units. That cost is expected to be recognized over a weighted average period of 1.48 years. Stock compensation expense recorded for the second quarters of 2022 and 2021 totaled $1.8 million and $1.8 million, respectively. Stock compensation expense recorded for the six months ended June 30, 2022 and 2021 totaled $3.6 million and $3.5 million, respectively.

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

The Company recorded $42,000 and $26,000 in salaries and employee benefits expense for the three months ended June 30, 2022 and 2021, respectively related to the ESPP. Total shares issued under the ESPP during the second quarter of 2022 and 2021 were 7,120 and 6,347, respectively.

The Company recorded $77,000 and $56,000 of expense in salaries and employee benefits expense for the six months ended June 30, 2022 and 2021, respectively, related to the ESPP. Total shares issued under the ESPP during the six months ended June 30, 2022 and 2021 were 13,928 and 14,772, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Net income available to common shareholders	$20,100	$14,418	$33,541	$27,596

Basic weighted average shares outstanding	18,325,605	18,963,237	18,332,272	18,956,807
Plus: common stock equivalents	311,735	476,202	450,287	516,343
Diluted weighted average shares outstanding	18,637,340	19,439,439	18,782,559	19,473,150
Net income per share
Basic	$1.10	$0.76	$1.83	$1.46
Diluted	1.08	0.74	1.79	1.42

For the three months ended June 30, 2022 and 2021, restricted stock units totaling 300,925 and 13,374 were not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2022 and 2021, restricted stock units totaling 300,925 and 262,423 were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of June 30, 2022 and December 31, 2021 follows:

	June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Allowance for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,765	$—	$(38,642)	$—	$206,123
Mortgage-backed securities–residential	342,272	101	(35,545)	—	306,828
SBA pool securities	35,836	7	(3,260)	—	32,583
State and political subdivisions	4,017	1	(5)	—	4,013
Corporate bond	7,500	—	(256)	—	7,244
Total securities available for sale	$634,390	$109	$(77,708)	$—	$556,791
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(2,775)	$—	$37,225
Mortgage-backed securities–residential	65,048	—	(6,631)	—	58,417
Total	$105,048	$—	$(9,406)	$—	$95,642

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$280,045	$—	$(7,824)	$272,221
Mortgage-backed securities–residential	481,062	3,849	(7,937)	476,974
SBA pool securities	40,649	12	(1,100)	39,561
State and political subdivisions	5,431	45	—	5,476
Corporate bond	2,500	21	—	2,521
Total securities available for sale	$809,687	$3,927	$(16,861)	$796,753
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$7	$(25)	$39,982
Mortgage-backed securities–residential	68,680	67	(269)	68,478
Total	$108,680	$74	$(294)	$108,460

The following table presents a summary of the gross gains, gross losses and net tax benefit related to proceeds on sales of securities available for sale for the six months ended June 30, 2022:

(In thousands)	June 30, 2022
Proceeds from sales	$118,972
Gross gains	3
Gross losses	(6,612)
Net tax benefit	1,581

There we no sales of securities for the quarter ended June 30, 2022.

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$85,618	$(14,238)	$120,505	$(24,404)	$206,123	$(38,642)
Mortgage-backed securities residential	122,015	(9,063)	149,883	(26,482)	271,898	(35,545)
SBA pool securities	22,194	(1,625)	8,956	(1,635)	31,150	(3,260)
State and political subdivisions	2,341	(5)	—	—	2,341	(5)
Corporate bond	7,244	(256)	—	—	7,244	(256)
Total securities available for sale	$239,412	$(25,187)	$279,344	$(52,521)	$518,756	$(77,708)
Securities Held to Maturity:
U.S. government-sponsored agencies	$37,225	$(2,775)	$—	$—	$37,225	$(2,775)
Mortgage-backed securities residential	58,417	(6,631)	—	—	58,417	(6,631)
Total securities held to maturity	$95,642	$(9,406)	$—	$—	$95,642	$(9,406)
Total securities	$335,054	$(34,593)	$279,344	$(52,521)	$614,398	$(87,114)

	December 31, 2021
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$243,187	$(6,858)	$29,034	$(966)	$272,221	$(7,824)
Mortgage-backed securities residential	265,403	(7,053)	33,455	(884)	298,858	(7,937)
SBA pool securities	22,057	(567)	10,562	(533)	32,619	(1,100)
Total securities available for sale	$530,647	$(14,478)	$73,051	$(2,383)	$603,698	$(16,861)
Securities Held to Maturity:
U.S. government-sponsored agencies	$24,975	$(25)	$—	$—	$24,975	$(25)
Mortgage-backed securities residential	48,307	(269)	—	—	48,307	(269)
Total securities held to maturity	$73,282	$(294)	$—	$—	$73,282	$(294)
Total securities	$603,929	$(14,772)	$73,051	$(2,383)	$676,980	$(17,155)

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at June 30, 2022. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at June 30, 2022.

The Company has an investment in a CRA investment fund with a fair value of $13.5 million at June 30, 2022. This investment is classified as an equity security in our Consolidated Statements of Condition. This security had a loss of $475,000 and $1.2 million for the three months and six months ended June 30, 2022. This amount is included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of June 30, 2022 and December 31, 2021, consisted of the following:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2022	Loans	2021	Loans
Residential mortgage	$511,826	9.93%	$498,300	10.37%
Multifamily mortgage	1,876,783	36.41	1,595,866	33.20
Commercial mortgage	657,812	12.76	662,626	13.78
Commercial loans (including equipment financing) (1)	2,018,045	39.16	1,955,157	40.67
Commercial construction	15,473	0.30	20,044	0.42
Home equity lines of credit	36,023	0.70	40,803	0.85
Consumer loans, including fixed rate home equity loans	37,675	0.73	33,687	0.70
Other loans	236	0.01	238	0.01
Total loans	$5,153,873	100.00%	$4,806,721	100.00%

(1)
Includes PPP loans of $9.4 million at June 30, 2022 and $13.8 million at December 31, 2021.

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of June 30, 2022 are based on the CECL methodology:

		% of
	June 30,	Totals
(Dollars in thousands)	2022	Loans
Primary residential mortgage	$515,084	10.00%
Junior lien loan on residence	39,010	0.76
Multifamily property	1,876,783	36.44
Owner-occupied commercial real estate	251,281	4.88
Investment commercial real estate	1,068,288	20.74
Commercial and industrial (1)	1,019,875	19.81
Lease financing	314,947	6.12
Construction	20,758	0.40
Consumer and other	43,774	0.85
Total loans	5,149,800	100.00%
Net deferred costs	4,073
Total loans including net deferred costs	$5,153,873

(1) Includes PPP loans of $9.4 million at June 30, 2022.

The portfolio classes identified as of December 31, 2021 are based on the incurred loss methodology and are segmented by federal Call Report codes:

		% of
	December 31,	Total
(Dollars in thousands)	2021	Loans
Primary residential mortgage	$500,243	10.42%
Home equity lines of credit	40,803	0.85
Junior lien loan on residence	3,191	0.07
Multifamily property	1,595,866	33.23
Owner-occupied commercial real estate	252,603	5.26
Investment commercial real estate	1,003,979	20.90
Commercial and industrial (1)	992,332	20.66
Lease financing	345,868	7.20
Farmland/agricultural production	6,871	0.14
Commercial construction loans	20,174	0.42
Consumer and other loans	40,828	0.85
Total loans	4,802,758	100.00%
Net deferred costs	3,963
Total loans including net deferred costs	$4,806,721

(1)
Includes PPP loans of $13.8 million at December 31, 2021.

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of June 30, 2022 and December 31, 2021:

	June 30, 2022
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,759	$—
Junior lien loan on residence	16	—
Owner-occupied commercial real estate	296	—
Investment commercial real estate	12,471	—
Commercial and industrial	536	—
Total	$15,078	$—

	December 31, 2021
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,851	$—
Junior lien loan on residence	18	—
Owner-occupied commercial real estate	458	—
Investment commercial real estate	12,750	—
Commercial and industrial	496	—
Total	$15,573	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2022 and December 31, 2021 by class of loans, excluding nonaccrual loans:

	June 30, 2022
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$581	$1,697	$—	$2,278
Junior lien loan on residence	53	—	—	53
Commercial and industrial	795	—	—	795
Total	$1,429	$1,697	$—	$3,126

	December 31, 2021
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$639	$—	$—	$639
Commercial and industrial	7,825	142	—	7,967
Total	$8,464	$142	$—	$8,606

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of June 30, 2022 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of June 30, 2022 for Loans Originated During
						2017		Revolving-
(In thousands)	2022	2021	2020	2019	2018	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$73,700	$96,485	$65,468	$39,389	$28,912	$207,278	$—	$697	$511,929
Special mention	—	—	—	1,097	80	100	—	—	1,277
Substandard	—	—	462	212	285	919	—	—	1,878
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	73,700	96,485	65,930	40,698	29,277	208,297	—	697	515,084

Junior lien loan on residence:
Pass	523	199	49	690	384	1,126	35,507	—	38,478
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	16	516	—	532
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	523	199	49	690	384	1,142	36,023	—	39,010

Multifamily property:
Pass	451,097	686,386	119,517	231,326	43,284	326,173	500	4,154	1,862,437
Special mention	—	—	—	2,873	—	3,542	—	—	6,415
Substandard	—	—	—	—	—	7,931	—	—	7,931
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	451,097	686,386	119,517	234,199	43,284	337,646	500	4,154	1,876,783

Owner-occupied commercial real estate:
Pass	4,543	44,515	21,154	12,480	22,902	142,338	716	2,337	250,985
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	296	—	—	296
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	4,543	44,515	21,154	12,480	22,902	142,634	716	2,337	251,281

Investment commercial real estate:
Pass	107,815	163,490	64,745	159,319	115,017	325,687	6,992	36,434	979,499
Special mention	—	—	—	34,414	7,797	30,584	—	—	72,795
Substandard	12,471	—	—	3,523	—	—	—	—	15,994
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	120,286	163,490	64,745	197,256	122,814	356,271	6,992	36,434	1,068,288

Commercial and industrial:
Pass	131,764	264,794	128,158	105,890	35,032	6,853	304,093	24,455	1,001,039
Special mention	—	1,881	—	5,277	195	—	4,602	6,345	18,300
Substandard	—	—	—	—	292	208	36	—	536
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	131,764	266,675	128,158	111,167	35,519	7,061	308,731	30,800	1,019,875

Lease financing:
Pass	48,810	79,608	65,951	62,373	36,682	21,523	—	—	314,947
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	48,810	79,608	65,951	62,373	36,682	21,523	—	—	314,947

Construction loans:

Pass	—	—	—	1,455	—	5	9,020	10,278	20,758
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	1,455	—	5	9,020	10,278	20,758

Consumer and other loans:
Pass	—	417	262	17	—	6,187	33,592	3,299	43,774
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	—	417	262	17	—	6,187	33,592	3,299	43,774

Total:
Pass	818,252	1,335,894	465,304	612,939	282,213	1,037,170	390,420	81,654	5,023,846
Special mention	—	1,881	—	43,661	8,072	34,226	4,602	6,345	98,787
Substandard	12,471	—	462	3,735	577	9,370	552	—	27,167
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$830,723	$1,337,775	$465,766	$660,335	$290,862	$1,080,766	$395,574	$87,999	$5,149,800

As of December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$494,444	$557	$5,242	$—
Home equity lines of credit	40,274	—	529	—
Junior lien loan on residence	3,173	—	18	—
Multifamily property	1,579,776	7,720	8,370	—
Owner-occupied commercial real estate	251,229	663	711	—
Investment commercial real estate	901,877	87,297	14,805	—
Commercial and industrial	951,127	20,178	21,027	—
Lease financing	345,868	—	—	—
Farmland/agricultural production	6,871	—	—	—
Commercial construction loans	20,099	75	—	—
Consumer and other loans	40,828	—	—	—
Total	$4,635,566	$116,490	$50,702	$—

At June 30, 2022, $13.2 million of substandard loans were also considered individually evaluated, compared to $15.7 million at December 31, 2021.

Loan Modifications:

The CARES Act allowed financial institutions to suspend application of certain current TDR accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria were met. The revised CARES Act extended TDR relief to loan modifications through January 1, 2022. This relief could be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that deferred or delayed the payment of principal or interest or changed the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40.

As of June 30, 2022, the Bank had modified 542 loans with a balance of $947.0 million resulting in the deferral of principal and/or interest. The table below summarizes the outstanding deferrals as of June 30, 2022. All of these loans were performing in accordance with their terms prior to modification and are in conformance with the CARES Act. Details with respect to loan modifications are as follows:

		Post-Modification
		Outstanding
	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Commercial and industrial	4	$12,656
Total	4	$12,656

Troubled Debt Restructurings:

The Company has allocated $2.5 million of specific reserves on TDRs as of June 30, 2022. The Company did not allocate specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of December 31, 2021. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

There were no loans modified as TDRs during the three-month period ended June 30, 2022.

The following table presents loans by class modified as TDRs during the three-month period ended June 30, 2021:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	1	$822	$822
Commercial and industrial	1	2,317	2,317
Total	2	$3,139	$3,139

The following table presents loans by class modified as TDRs during the six-month period ended June 30, 2022:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Investment commercial real estate	1	$12,471	$12,471
Total	1	$12,471	$12,471

The following table presents loans by class modified as TDRs during the six-month period ended June 30, 2021:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	1	$822	$822
Commercial and industrial	1	2,317	2,317
Total	2	$3,139	$3,139

The identification of the TDRs did not have a material impact on the allowance for credit losses.

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at June 30, 2022:

	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	2	$359
Total	2	$359

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

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $21.4 million at June 30, 2022 and $19.1 million at December 31, 2021.

The following table presents the loan balances by segment, and the corresponding balances in the allowance as of June 30, 2022. For the period ended June 30, 2022, the allowance is based on the CECL methodology.

	June 30, 2022
		Ending ACL		Ending ACL
	Total	Attributable	Total	Attributable
	Individually	To Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$216	$—	$514,868	$2,154	$515,084	$2,154
Junior lien loan on residence	—	—	39,010	151	39,010	151
Multifamily property	—	—	1,876,783	15,790	1,876,783	15,790
Owner-occupied commercial real estate	296	—	250,985	4,660	251,281	4,660
Investment commercial real estate	12,471	2,471	1,055,817	8,498	1,068,288	10,969
Commercial and industrial	244	—	1,019,631	20,998	1,019,875	20,998
Lease financing	—	—	314,947	3,352	314,947	3,352
Construction loans	—	—	20,758	359	20,758	359
Consumer and other loans	—	—	43,774	589	43,774	589
Total ACL	$13,227	$2,471	$5,136,573	$56,551	$5,149,800	$59,022

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

Individually evaluated loans include nonaccrual loans of $13.2 million at June 30, 2022 and $15.6 million at December 31, 2021. This includes one $12.5 million commercial real estate loan that was placed on nonaccrual status in the third quarter of 2021, which resulted in the Company recording a charge-off of $7.4 million during the fourth quarter of 2021. Individually evaluated loans did not include any performing TDR loans at June 30, 2022 but included $2.5 million of performing TDR loans at December 31, 2021. The allowance allocated to TDR loans totaled $2.5 million at June 30, 2022, of which all was allocated to one nonaccrual loan. At December 31, 2021, there was no allowance allocated to TDR loans. All accruing TDR loans were paying in accordance with restructured terms as of June 30, 2022. The Company has not committed to lend additional amounts as of June 30, 2022 to customers with outstanding loans that are classified as TDR loans.

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

The following tables present collateral dependent loans individually evaluated by segment as of June 30, 2022:

	June 30, 2022
	Unpaid			Average
	Principal	Recorded	Related	Individually Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage	$261	$216	$—	$280
Owner-occupied commercial real estate	329	296	—	324
Commercial and industrial	261	244	—	267
Total loans with no related allowance	$851	$756	$—	$871
With related allowance recorded:
Investment commercial real estate	$12,500	$12,471	$2,471	$12,573
Total loans with related allowance	$12,500	$12,471	$2,471	$12,573
Total loans individually evaluated	$13,351	$13,227	$2,471	$13,444

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

Interest income recognized on individually evaluated loans for the three and six months ended June 30, 2022 and 2021 was not material. The Company did not recognize any income on non-accruing impaired loans for the three and six months ended June 30, 2022 and 2021.

The activity in the allowance for credit losses for the three months ended June 30, 2022 is summarized below:

	April 1,				June 30,
	2022				2022
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (1)	ACL
Primary residential mortgage	$2,291	$—	$—	$(137)	$2,154
Junior lien loan on residence	161	(3)	—	(7)	151
Multifamily property	15,017	—	—	773	15,790
Owner-occupied commercial real estate	4,774	—	—	(114)	4,660
Investment commercial real estate	10,504	—	—	465	10,969
Commercial and industrial	21,192	—	—	(194)	20,998
Lease financing	3,354	—	—	(2)	3,352
Construction loans	468	—	—	(109)	359
Consumer and other loans	625	(7)	—	(29)	589
Total ACL	$58,386	$(10)	$—	$646	$59,022

(1) Provision to roll forward the ACL excludes a provision of $803,000 for off-balance sheet commitments.

The activity in the allowance for credit losses for the six months ended June 30, 2022 is summarized below:

	December 31,					June 30,
	2021					2022
	Prior to adoption	Impact of			Provision	Ending
(In thousands)	of Topic 326	adopting Topic 326	Charge-offs	Recoveries	(Credit) (1)	ACL
Primary residential mortgage	$1,510	$717	$—	$—	$(73)	$2,154
Junior lien loan on residence	88	83	(3)	—	(17)	151
Multifamily property	9,806	4,072	—	—	1,912	15,790
Owner-occupied commercial real estate	1,998	2,902	—	—	(240)	4,660
Investment commercial real estate	27,083	(13,589)	(250)	—	(2,275)	10,969
Commercial and industrial	17,509	(657)	—	4	4,142	20,998
Lease financing	3,440	156	—	—	(244)	3,352
Construction loans	48	361	—	—	(50)	359
Consumer and other loans	215	419	(27)	2	(20)	589
Total ACL	$61,697	$(5,536)	$(280)	$6	$3,135	$59,022

(1) Provision to roll forward the ACL excludes a provision of $689,000 for off-balance sheet commitments.

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, refer to Note 1, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year-ended December 31, 2021. The activity in the allowance for loan and lease losses for the three months and six months ended June 30, 2021 is summarized below:

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

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presets the activity in the ACL for off balance sheet commitments for the six months ended June 30, 2022:

	December 31,
	2021
	Prior to adoption	Impact of	Provision	June 30, 2022
(In thousands)	of Topic 326	adopting Topic 326	(Credit)	Ending ACL
Off balance sheet commitments	$—	$302	$689	$991
Total ACL	$—	$302	$689	$991

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $122.4 million and $140.4 million at June 30, 2022 and December 31, 2021, respectively. These totals excluded brokered certificates of deposit.

The following table sets forth the details of total deposits as of June 30, 2022 and December 31, 2021:

	June 30,		December 31,
	2022		2021
(Dollars in thousands)
Noninterest-bearing demand deposits	$1,043,225	19.30%	$956,482	18.16%
Interest-bearing checking (1)	2,456,988	45.47	2,287,894	43.45
Savings	168,441	3.12	154,914	2.94
Money market	1,217,516	22.53	1,307,051	24.82
Certificates of deposit - retail	375,387	6.95	409,608	7.78
Certificates of deposit - listing service	31,348	0.58	31,382	0.60
Subtotal deposits	5,292,905	97.95	5,147,331	97.75
Interest-bearing demand - Brokered	85,000	1.57	85,000	1.61
Certificates of deposit - Brokered	25,963	0.48	33,818	0.64
Total deposits	$5,403,868	100.00%	$5,266,149	100.00%

(1)
Interest-bearing checking includes $627.1 million at June 30, 2022 and $647.8 million at December 31, 2021 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of June 30, 2022, are as follows:

(In thousands)
2022	$176,932
2023	159,720
2024	45,382
2025	39,175
2026	10,778
2027 and later	711
Total	$432,698

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At June 30, 2022 and December 31, 2021, the Company had no overnight borrowings at the FHLB. At June 30, 2022, unused short-term overnight borrowing commitments totaled $1.9 billion from the FHLB, $22.0 million from correspondent banks and $1.6 billion at the Federal Reserve Bank of New York.

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

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$41,078	$1,815	$42,893
Noninterest income	4,119	14,389	18,508
Total income	45,197	16,204	61,401

Provision for credit losses	1,449	—	1,449
Compensation and benefits	15,476	6,406	21,882
Premises and equipment expense	3,835	805	4,640
FDIC expense	503	—	503
Other operating expense	3,212	2,422	5,634
Total operating expense	24,475	9,633	34,108
Income before income tax expense	20,722	6,571	27,293
Income tax expense	5,624	1,569	7,193
Net income	$15,098	$5,002	$20,100

	Three Months Ended June 30, 2021
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$32,399	$1,446	$33,845
Noninterest income	4,194	13,484	17,678
Total income	36,593	14,930	51,523

Provision for loan and lease losses	900	—	900
Compensation and employee benefits	14,369	5,541	19,910
Premises and equipment expense	3,519	555	4,074
FDIC insurance expense	529	—	529
Other operating expense	3,817	2,354	6,171
Total operating expense	23,134	8,450	31,584
Income before income tax expense	13,459	6,480	19,939
Income tax expense	3,721	1,800	5,521
Net income	$9,738	$4,680	$14,418

	Six Months Ended June 30, 2022
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$79,077	$3,438	$82,515
Noninterest income	3,690	29,532	33,222
Total income	82,767	32,970	115,737

Provision for credit losses	3,824	—	3,824
Compensation and employee benefits	31,879	12,452	44,331
Premises and equipment expense	7,766	1,521	9,287
FDIC insurance expense	974	—	974
Other operating expense	7,378	4,858	12,236
Total operating expense	51,821	18,831	70,652
Income before income tax expense	30,946	14,139	45,085
Income tax expense	7,924	3,620	11,544
Net income	$23,022	$10,519	$33,541

Total assets at period end	$6,046,082	$105,085	$6,151,167

	Six Months Ended June 30, 2021
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$62,625	$3,013	$65,638
Noninterest income	9,334	26,164	35,498
Total income	71,959	29,177	101,136

Provision for loan and lease losses	1,125	—	1,125
Compensation and employee benefits	30,797	11,103	41,900
Premises and equipment expense	7,089	1,098	8,187
FDIC insurance expense	1,114	—	1,114
Other operating expense	6,208	4,869	11,077
Total operating expense	46,333	17,070	63,403
Income before income tax expense	25,626	12,107	37,733
Income tax expense	6,880	3,257	10,137
Net income	$18,746	$8,850	$27,596

Total assets at period end	$5,700,105	$91,583	$5,791,688

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of June 30, 2022.

The following tables summarizes, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$206,123	$—	$206,123	$—
Mortgage-backed securities-residential	306,828	—	306,828	—
SBA pool securities	32,583	—	32,583	—
State and political subdivisions	4,013	—	4,013	—
Corporate bond	7,244	—	7,244	—
CRA investment fund	13,528	13,528	—	—
Loans held for sale, at fair value	515	—	515	—
Derivatives:
Cash flow hedges	1,041	—	1,041	—
Loan level swaps	19,366	—	19,366	—
Total	$591,241	$13,528	$577,713	$—

Liabilities:
Derivatives:
Cash flow hedges	$569	$—	$569	$—
Loan level swaps	19,366	—	19,366	—
Total	$19,935	$—	$19,935	$—

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

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of June 30, 2022 and December 31, 2021.

The following tables present residential loans held for sale, at fair value at the dates indicated:

(In thousands)	June 30, 2022	December 31, 2021
Residential loans contractual balance	$510	$2,992
Fair value adjustment	5	48
Total fair value of residential loans held for sale	$515	$3,040

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2022.

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Investment commercial real estate	$10,000	$—	$—	$10,000

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$8,516	$—	$—	$8,516

The carrying amounts and estimated fair values of financial instruments at June 30, 2022 are as follows:

		Fair Value Measurements at June 30, 2022 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$153,425	$153,425	$—	$—	$153,425
Securities available for sale	556,791	—	556,791	—	556,791
Securities held to maturity	105,048	—	95,642	—	95,642
CRA investment fund	13,528	13,528	—	—	13,528
FHLB and FRB stock	13,710	—	—	—	N/A
Loans held for sale, at fair value	515	—	515	—	515
Loans held for sale, at lower of cost or fair value	14,956	—	16,631	—	16,631
Loans, net of allowance for credit losses	5,094,851	—	—	4,961,672	4,961,672
Accrued interest receivable	23,468	—	2,088	21,380	23,468
Accrued interest receivable loan level swaps (1)	2,853	—	2,853	—	2,853
Cash flow hedges	1,041	—	1,041	—	1,041
Loan level swaps	19,366	—	19,366	—	19,366
Financial liabilities
Deposits	$5,403,868	$4,971,170	$424,140	$—	$5,395,310
Subordinated debt	132,844	—	—	130,196	130,196
Accrued interest payable	1,030	581	374	75	1,030
Accrued interest payable loan level swaps (2)	2,853	—	2,853	—	2,853
Cash flow hedges	569	—	569	—	569
Loan level swap	19,366	—	19,366	—	19,366

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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended June 30,
(In thousands)	2022	2021
Service charges on deposits
Overdraft fees	$118	$87
Interchange income	379	370
Other	566	439
Wealth management fees (1)	13,891	13,034
Corporate advisory fee income	33	121
Gains/(losses) on sales of OREO	—	51
Other (2)	3,521	3,576
Total noninterest other income	$18,508	$17,678

	For the Six Months Ended June 30,
(In thousands)	2022	2021
Service charges on deposits
Overdraft fees	$231	$180
Interchange income	721	687
Other	1,063	875
Wealth management fees (1)	28,725	25,165
Corporate advisory fee income	1,594	1,219
Gains/(losses) on sales of OREO	—	51
Other (2)	888	7,321
Total noninterest other income	$33,222	$35,498

(1)
Includes investment brokerage fees.
(2)
All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2022			2021
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$118	$—	$118	$87	$—	$87
Interchange income	379	—	379	370	—	370
Other	566	—	566	439	—	439
Wealth management fees (1)	—	13,891	13,891	—	13,034	13,034
Corporate advisory fee income	33	—	33	121	—	121
Gains/(losses) on sales of OREO	—	—	—	51	—	51
Other (2)	3,023	498	3,521	3,126	450	3,576
Total noninterest income	$4,119	$14,389	$18,508	$4,194	$13,484	$17,678

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2022			2021
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$231	$—	$231	$180	$—	$180
Interchange income	721	—	721	687	—	687
Other	1,063	—	1,063	875	—	875
Wealth management fees (1)	—	28,725	28,725	—	25,165	25,165
Corporate advisory fee income	1,594	—	1,594	1,219	—	1,219
Gains/(losses) on sales of OREO	—	—	—	51	—	51
Other (2)	81	807	888	6,322	999	7,321
Total noninterest income	$3,690	$29,532	$33,222	$9,334	$26,164	$35,498
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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income for the second quarter of 2022 by $34,000 compared to $32,000 for the same quarter in 2021. Cardholder rewards reduced interchange income by $64,000 and $61,000 for the six months ended June 30, 2022 and 2021, respectively.

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

Other: All of the other income items are outside the scope of ASC 606.

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Professional and legal fees	$1,312	$1,186	$2,450	$2,442
Telephone	348	312	682	646
Advertising	681	404	971	618
Amortization of intangible assets	389	368	820	736
Branch restructure	—	228	372	228
Write-off of subordinated debt costs	—	648	—	648
Other operating expenses	2,904	3,025	6,268	5,759
Total other operating expenses	$5,634	$6,171	$11,563	$11,077

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended June 30, 2022 and 2021:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2022	Reclassifications	Income/(Loss)	2022	2022
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(40,447)	$(18,619)	$—	$(18,619)	$(59,066)

Gain/(loss) on cash flow hedges	(491)	830	—	830	339

Accumulated other comprehensive gain/(loss), net of tax	$(40,938)	$(17,789)	$—	$(17,789)	$(58,727)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2021	Reclassifications	Income/(Loss)	2021	2021
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(7,894)	$6,938	$—	$6,938	$(956)

Gain/(loss) on cash flow hedges	(5,870)	805	606	1,411	(4,459)

Accumulated other comprehensive gain/(loss), net of tax	$(13,764)	$7,743	$606	$8,349	$(5,415)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
(In thousands)	2022	2021	Affected Line Item in Income Statement
Unrealized gains/(losses) on securities available for sale:
Reclassification adjustment for losses on termination of swaps included in net income	$—	$842	Other income
Tax effect	—	(236)	Income tax expense
Total reclassifications, net of tax	$—	$606

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the six months ended June 30, 2022 and 2021:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2022	Reclassifications	Income/(Loss)	2022	2022
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(9,873)	$(54,221)	$5,028	$(49,193)	$(59,066)

Gain/(loss) on cash flow hedges	(2,501)	2,840	—	2,840	339

Accumulated other comprehensive gain/(loss), net of tax	$(12,374)	$(51,381)	$5,028	$(46,353)	$(58,727)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2021	Reclassifications	Income/(Loss)	2021	2021
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$5,521	$(6,477)	$—	$(6,477)	$(956)

Gain/(loss) on cash flow hedges	(6,913)	1,848	606	2,454	(4,459)

Accumulated other comprehensive gain/(loss), net of tax	$(1,392)	$(4,629)	$606	$(4,023)	$(5,415)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(In thousands)	2022	2021	Affected Line Item in Income
Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$6,609	$—	Securities losses, net
Reclassification adjustment for losses on termination of swaps included in net income	—	842	Other income
Tax effect	(1,581)	(236)	Income tax expense
Total reclassifications, net of tax	$5,028	$606

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $240.0 million as of June 30, 2022 and $230.0 million as of December 31, 2021 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of June 30, 2022, there were no events or market conditions that would result in hedge ineffectiveness, with the exception of two interest rate swaps with a notional amount of $50.0 million that were deemed ineffective as of June 30, 2022. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

In March 2022, the Company entered into four forward starting interest rate swaps with a total notional amount of $100.0 million. These swaps will effectively extend the interest rate protection of four existing swaps that are maturing in 2023 for an additional five years. As such, they are designated as cash flow hedges of certain interest-bearing deposits. The Company will receive variable amounts and pay fixed amounts. The weighted-average fixed pay rate on these forward swaps was 2.25% as of June 30, 2022. As of June 30, 2022, an unrealized gain of $35,000 was recorded in accumulated other comprehensive income related to these forward starting swaps. The tables below do not include the impact of these forward swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of June 30, 2022 and December 31, 2021:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Notional amount	$240,000	$230,000
Weighted average pay rate	1.99%	1.99%
Weighted average receive rate	0.81%	0.20%
Weighted average maturity	1.55 years	1.04 years
Unrealized gain/(loss), net	$437	$(3,479)

Number of contracts	10	13

	June 30, 2022
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$240,000	$437
Total included in other assets	180,000	1,006
Total included in other liabilities	60,000	(569)

	December 31, 2021
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$(3,479)
Total included in other assets	—	—
Total included in other liabilities	230,000	(3,479)

Cash Flow Hedges

The following table presents the net gain/(loss) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$1,155	$1,121	$3,951	$2,571
Gain/(loss) reclassified from other comprehensive income to interest expense	—	—	—	—
Gain/(loss) recognized in other noninterest income	—	(842)	—	(842)

Net interest expense recorded on these swap transactions totaled $679,000 and $1.7 million for the three and six months ended June 30, 2022, respectively. Net interest expense recorded on these swap transactions totaled $1.1 million and $2.3 million for the three and six months ended June 30, 2021, respectively.

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

The accrued interest receivable and payable related to these swaps of $2.9 million and $4.8 million at June 30, 2022 and December 31, 2021, respectively, is recorded in other assets and other liabilities. At December 31, 2021, the Company recorded a total swap valuation provision of $2.1 million related to a commercial real estate loan placed on nonaccrual status during the third quarter of 2021. This swap was terminated during the first quarter of 2022.

Information about these swaps is as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Notional amount	$642,110	$702,210
Fair value	$19,366	$32,326
Weighted average pay rates	3.96%	4.00%
Weighted average receive rates	3.50%	1.83%
Weighted average maturity	5.05 years	5.5 years

Number of contracts	82	86

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

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of June 30, 2022, the Company's operating lease ROU asset and operating lease liability totaled $14.2 million and $14.8 million, respectively. As of December 31, 2021, the Company's operating lease ROU asset and operating lease liability totaled $9.8 million and $10.1 million, respectively. A weighted average discount rate of 2.64 percent and 2.78 percent was used in the measurement of the ROU asset and lease liability as of June 30, 2022 and December 31, 2021, respectively.

The Company's leases have remaining lease terms between five months to 15 years, with a weighted average lease term of 7.56 years at June 30, 2022. The Company's leases had remaining lease terms between four months to 15 years, with a weighted average lease term of 6.09 years at December 31, 2021. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $867,000 and $691,000 for the three months ended June 30, 2022 and 2021, respectively. The variable lease costs were $76,000 and $83,000 for the three months ended June 30, 2022 and 2021, respectively.

Total operating lease costs were $1.7 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively. The variable lease costs were $153,000 and $167,000 for the six months ended June 30, 2022 and 2021, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of June 30, 2022:

(In thousands)
2022	$1,458
2023	2,968
2024	2,299
2025	2,048
2026	1,487
Thereafter	6,194
Total lease payments	16,454
Less: imputed interest	1,698
Total present value of lease payments	$14,756

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Six Months Ended June 30,
(In thousands)	2022	2021
Right-of-use asset obtained in exchange for lease obligation	$5,683	$1,412
Operating cash flows from operating leases	1,334	1,226
Operating cash flows from direct finance leases	132	156
Financing cash flows from direct finance leases	374	374

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
•
the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the COVID-19 pandemic and variants thereof, and the significant and continuing impact that such pandemics may have on our growth, operations, earnings and asset quality;
•
the impact of anticipated higher operating expenses in 2022 and beyond;
•
our ability to successfully integrate wealth management firm acquisitions;
•
our ability to manage our growth;
•
our ability to successfully integrate our expanded employee base;
•
an unexpected decline in the economy, in particular in our New Jersey and New York market areas;
•
declines in our net interest margin and/or our ability to originate loans caused by the interest rate environment and/or our highly competitive market;
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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2022	2021	2022 vs 2021
Results of Operations:
Net interest income	$42,893	$33,845	$9,048
Provision for credit losses (1)	1,449	900	549
Net interest income after provision for credit losses	41,444	32,945	8,499
Wealth management fee income (2)	13,891	13,034	857
Other income (3)	4,617	4,644	(27)
Operating expense (2) (4)	32,659	30,684	1,975
Income before income tax expense	27,293	19,939	7,354
Income tax expense	7,193	5,521	1,672
Net income	$20,100	$14,418	$5,682

Total revenue (5)	$61,401	$51,523	$9,878

Diluted average shares outstanding	18,637,340	19,439,439	(802,099)

Diluted earnings per share	$1.08	$0.74	$0.34

Return on average assets annualized ("ROAA")	1.30%	0.97%	0.33%
Return on average equity annualized ("ROAE")	15.43	10.86	4.57

(1)
Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.
(2)
The June 2022 quarter included a full quarter of wealth management fee income and expense related to the July 2021 acquisition of Princeton Portfolio Strategies Group (“PPSG”).
(3)
The quarter ended June 30, 2021 included a cost of $842,000 related to the termination of certain interest rate swaps; a $1.1 million gain on sale of PPP loans; $722,000 of income related to referral of PPP loans to a third party; and $153,000 of additional bank-owned life insurance ("BOLI") income related to the receipt of life insurance proceeds.
(4)
The June 2021 quarter included $648,000 of expense related to the redemption of subordinated debt.
(5)
Total revenue equals net interest income plus wealth management fee income and other income.

The following table presents certain key aspects of our performance for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2022	2021	2022 vs 2021
Results of Operations:
Net interest income	$82,515	$65,638	$16,877
Provision for loan and lease losses (1)	3,824	1,125	2,699
Net interest income after provision for loan and lease losses	78,691	64,513	14,178
Wealth management fee income (2)	28,725	25,165	3,560
Other income (3)	4,497	10,333	(5,836)
Operating expense (2) (4)	66,828	62,278	4,550
Income before income tax expense	45,085	37,733	7,352
Income tax expense	11,544	10,137	1,407
Net income	$33,541	$27,596	$5,945

Total revenue (5)	$115,737	$101,136	$14,601

Diluted average shares outstanding	18,782,559	19,473,150	(690,591)

Diluted earnings per share	$1.79	$1.42	$0.37

Return on average assets annualized (ROAA)	1.09%	0.93%	0.16%
Return on average equity annualized (ROAE)	12.59	10.45	2.14

(1)
Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.

(2)
The six months ended June 30, 2022 included six months of wealth management fee income and expense related to the July 2021 acquisition of Princeton Portfolio Strategies Group (“PPSG”).
(3)
The six months ended June 30, 2022 included a $6.6 million loss on sale of securities associated with a balance sheet reposition executed in the first quarter of 2022. The six months ended June 30, 2021 included a cost of $842,000 related to the termination of certain interest rate swaps; a $1.4 million gain on sale of loans held at lower of cost or fair value; $722,000 of income related to referral of PPP loans to a third party; and $455,000 of additional bank-owned life insurance ("BOLI") income related to the receipt of life insurance proceeds.
(4)
Each of the six months ended June 30, 2022 and 2021 included $1.5 million of severance expense related to certain staff reorganizations with several areas of the bank. The six months ended June 30, 2021 included $648,000 of expense related to the redemption of subordinated debt.
(5)
Total revenue equals net interest income plus wealth management fee income and other income.

	June 30,	December 31,	Change
	2022	2021	2022 vs 2021
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	14.60%	14.64%	(0.04)%
Tier I leverage ratio	8.51	8.29	0.22
Loans to deposits	95.37	91.28	4.09
Allowance for credit losses to total loans	1.15	1.28	(0.13)
Allowance for credit losses to nonperforming loans	391.44	396.18	(4.74)
Nonperforming loans to total loans	0.29	0.32	(0.03)

For the three months ended June 30, 2022, the Company recorded total revenue of $61.40 million, pretax income of $27.29 million, net income of $20.10 million and diluted earnings per share of $1.08, compared to revenue of $51.52 million, pretax income of $19.94 million, net income of $14.42 million and diluted earnings per share of $0.74 for the same period last year. The 2022 quarter included increased net interest income, wealth management income and income from capital markets activities (which includes mortgage banking income, back-to-back swap income, SBA loan income, and corporate advisory fee income), partially offset by increased operating expenses. Fee income generated by capital markets activities totaled $2.86 million for the second quarter of 2022, an increase of $1.40 million from $1.46 million for the same period in 2021. The second quarter of 2022 included $2.68 million of gains on sales of SBA loans, an increase of $1.75 million as compared to $932,000 for the same period in 2021. Income from these programs are not linear each quarter, as some quarters will be higher than others. Other income for the quarter ended June 30, 2021 included a cost of $842,000 related to the termination of certain interest rate swaps; a $1.13 million gain on sale of PPP loans; $722,000 of income related to referral of PPP loans to a third party; and $153,000 of additional BOLI income related to the receipt of life insurance proceeds. Operating expense for the second quarter of 2021 included $648,000 of expense related to the redemption of subordinated debt.

For the six months ended June 30, 2022, the Company recorded total revenue of $115.74 million, pretax income of $45.09 million, net income of $33.54 million and diluted earnings per share of $1.79, compared to revenue of $101.14 million, pretax income of $37.73 million, net income of $27.60 million and diluted earnings per share of $1.42 for the same period last year. The six months ended June 30, 2022 included increased net interest income, wealth management income and income from capital markets activities (which includes mortgage banking income, back-to-back swap income, SBA loan income, and corporate advisory fee income), offset by increased operating expenses. Fee income generated by capital markets activities totaled $7.51 million for the six months ended June 30, 2022, an increase of $2.48 million from $5.03 million for the same period in 2021, of which $5.52 million was attributable to gains on sales of SBA loans. The three and six months ended June 30, 2022, benefitted from the addition of an SBA team hired by the Company in the fourth quarter of 2021. Income from these programs are not linear each quarter, as some quarters will be higher than others. The six months ended June 30, 2022 included a $6.6 million loss on sale of securities in other income and $1.5 million of severance expense in other expense related to certain staff reorganizations. Other income for the six months ended June 30, 2021 included a cost of $842,000 related to the termination of certain interest rate swaps; a $1.41 million gain on sale of loans held at lower of cost or fair value; $722,000 of income related to referral of PPP loans to a third party; and $455,000 of additional BOLI income related to the receipt of life insurance proceeds. Other expense for the six months ended June 30, 2021 included $1.5 million of severance expense related to certain staff reorganizations and $648,000 of expense related to the redemption of subordinated debt.

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

The following table summarize the Company’s net interest income and margin for the periods indicated:

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	NII	NIM	NII	NIM
NII/NIM excluding the below	$42,526	2.83%	$32,446	2.56%
Prepayment premiums received on loan paydowns	255	0.02%	501	0.04%
Effect of maintaining excess interest earning cash	112	-0.02%	(115)	-0.15%
Effect of PPP loans	—	0.00%	1,013	-0.07%
NII/NIM as reported	$42,893	2.83%	$33,845	2.38%

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
	NII	NIM	NII	NIM
NII/NIM excluding the below	$81,804	2.76%	$63,001	2.51%
Prepayment premiums received on loan paydowns	606	0.02%	1,205	0.05%
Effect of maintaining excess interest earning cash	105	-0.02%	(300)	-0.18%
Effect of PPP loans	—	0.00%	1,732	-0.06%
NII/NIM as reported	$82,515	2.76%	$65,638	2.32%

NII, on a fully tax-equivalent basis, increased $9.2 million for the second quarter of 2022 to $43.2 million as compared to $34.0 million for the same quarter in 2021. The net interest margin for the second quarter of 2022 was 2.83 percent which increased 45 basis points from 2.38 percent for the same 2021 period. The Company recorded net interest income, on a fully tax-equivalent basis, of $83.2 million for the six months ended June 30, 2022 which increased $17.1 million from $66.1 million for the same 2021 period. The net interest margin increased 44 basis points to 2.76 percent for the six months ended June 30, 2022 from 2.32 percent for the same 2021 period. The increase in NIM for the three and six months ended June 30, 2022, when compared to the same period in 2021 was due to the Bank lowering its cost of interest-bearing liabilities and the increase in yield on the average balance of interest-earning assets due to the current interest rate environment.

NIM also improved, as the Company executed a balance sheet reposition in the first quarter of 2022, whereby the Company added $250.0 million of multifamily loans, funded by the sale of $125.0 million of lower-yielding, like duration securities and deposit growth. To manage a neutral overall duration effect on the balance sheet, thereby protecting the balance sheet against the impact of rising rates, we executed an additional $100.0 million of forward starting five-year pay fixed swaps. The repositioning resulted in an attractive earn-back period on the loss on sale of securities, with future net interest margin improving by four basis points, with no impact to tangible capital or tangible book value per share.

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	June 30,	June 30,
(In thousands)	2022	2021
Residential mortgage loans originated for portfolio	$35,172	$37,083
Residential mortgage loans originated for sale	9,886	25,432
Total residential mortgage loans	45,058	62,515

Commercial real estate loans	13,960	12,243
Multifamily	74,564	255,820
C&I loans (A) (B)	332,801	141,285
Small business administration	10,534	15,976
Wealth lines of credit (A)	12,575	3,200
Total commercial loans	444,434	428,524

Installment loans	100	25
Home equity lines of credit (A)	3,897	4,140
Total loans closed	$493,489	$495,204

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2022	2021
Residential mortgage loans originated for portfolio	$76,719	$52,897
Residential mortgage loans originated for sale	25,555	71,305
Total residential mortgage loans	102,274	124,202

Commercial real estate loans	39,535	50,606
Multifamily	340,214	340,829
C&I loans (A) (B)	475,830	270,426
Small business administration (C)	36,627	74,706
Wealth lines of credit (A)	21,975	5,675
Total commercial loans	914,181	742,242

Installment loans	231	88
Home equity lines of credit (A)	5,238	6,039
Total loans closed	$1,021,924	$872,571
(a)
Includes loans and lines of credit that closed in the period but were not necessarily funded.
(b)
Includes equipment finance leases and loans.
(c)
Includes PPP loans of $56 million for the six months ended June 30, 2021.

At June 30, 2022, December 31, 2021 and June 30, 2021, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	June 30,	December 31,	June 30,
	2022	2021	2021
Multifamily real estate loans as a percent of total regulatory capital of the Bank	265%	237%	223%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	151	149	158

Total CRE concentration	416%	386%	381%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	June 30, 2022			June 30, 2021
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$774,145	$3,535	1.83%	$884,374	$3,020	1.37%
Tax-exempt (1) (2)	4,193	40	3.82	6,891	81	4.70
Loans (2) (3):
Residential mortgages	513,666	3,630	2.83	498,594	3,826	3.07
Commercial mortgages	2,552,128	21,185	3.32	1,941,330	15,056	3.10
Commercial	2,024,457	19,348	3.82	1,942,802	16,984	3.50
Commercial construction	16,186	162	4.00	20,952	180	3.44
Installment	37,235	297	3.19	34,319	255	2.97
Home equity	38,061	331	3.48	45,042	377	3.35
Other	258	6	9.30	219	5	9.13
Total loans	5,181,991	44,959	3.47	4,483,258	36,683	3.27
Federal funds sold	—	—	—	91	—	0.06
Interest-earning deposits	164,066	314	0.77	428,464	97	0.09
Total interest-earning assets	6,124,395	48,848	3.19%	5,803,078	39,881	2.75%
Noninterest-earning assets:
Cash and due from banks	9,715			10,360
Allowance for credit losses	(59,629)			(67,593)
Premises and equipment	22,952			23,307
Other assets	96,232			182,421
Total noninterest-earning assets	69,270			148,495
Total assets	$6,193,665			$5,951,573
LIABILITIES:
Interest-bearing deposits:
Checking	$2,493,668	$2,330	0.37%	$1,980,688	$944	0.19%
Money markets	1,234,564	579	0.19	1,235,464	727	0.24
Savings	163,062	5	0.01	144,044	18	0.05
Certificates of deposit - retail	411,202	651	0.63	488,148	1,027	0.84
Subtotal interest-bearing deposits	4,302,496	3,565	0.33	3,848,344	2,716	0.28
Interest-bearing demand - brokered	85,000	364	1.71	105,604	456	1.73
Certificates of deposit - brokered	33,470	261	3.12	33,783	264	3.13
Total interest-bearing deposits	4,420,966	4,190	0.38	3,987,731	3,436	0.34
FHLB advances and borrowings	3,873	10	1.03	166,343	182	0.44
Finance lease liabilities	5,406	64	4.74	6,380	76	4.76
Subordinated debt	132,803	1,363	4.11	181,317	2,147	4.74
Total interest-bearing liabilities	4,563,048	5,627	0.49%	4,341,771	5,841	0.54%
Noninterest-bearing liabilities:
Demand deposits	1,029,538			948,851
Accrued expenses and other liabilities	79,882			129,980
Total noninterest-bearing liabilities	1,109,420			1,078,831
Shareholders’ equity	521,197			530,971
Total liabilities and shareholders’ equity	$6,193,665			$5,951,573
Net interest income (tax-equivalent basis)		$43,221			$34,040
Net interest spread			2.70%			2.21%
Net interest margin (4)			2.83%			2.38%
Tax equivalent adjustment		$(328)			$(195)
Net interest income		$42,893			$33,845
(1)
Average balances for available for sale securities are based on amortized cost.
(2)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)
Loans are stated net of unearned income and include nonaccrual loans.
(4)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Six Months Ended

	June 30, 2022			June 30, 2021
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$851,059	$7,142	1.68%	$823,120	$5,649	1.37%
Tax-exempt (1) (2)	4,446	88	3.96	7,433	179	4.82
Loans (2) (3):
Residential mortgages	511,051	7,286	2.85	500,084	7,780	3.11
Commercial mortgages	2,453,130	39,360	3.21	1,891,125	29,476	3.12
Commercial	2,016,504	37,550	3.72	1,937,776	33,439	3.45
Commercial construction	17,131	322	3.76	18,294	319	3.49
Installment	35,863	552	3.08	35,997	531	2.95
Home equity	39,147	655	3.35	46,937	776	3.31
Other	271	11	8.12	233	10	8.58
Total loans	5,073,097	85,736	3.38	4,430,446	72,331	3.27
Federal funds sold	—	—	—	96	—	0.11
Interest-earning deposits	145,696	343	0.47	491,547	225	0.09
Total interest-earning assets	6,074,298	93,309	3.07%	5,752,642	78,384	2.73%
Noninterest-earning assets:
Cash and due from banks	8,591			10,743
Allowance for loan and lease losses	(60,311)			(69,367)
Premises and equipment	22,987			22,972
Other assets	132,266			204,390
Total noninterest-earning assets	103,533			168,738
Total assets	$6,177,831			$5,921,380
LIABILITIES:
Interest-bearing deposits:
Checking	$2,412,456	$3,568	0.30%	$1,944,734	$1,922	0.20%
Money markets	1,264,167	1,118	0.18	1,247,464	1,521	0.24
Savings	159,826	10	0.01	139,648	35	0.05
Certificates of deposit - retail	418,642	1,257	0.60	510,693	2,497	0.98
Subtotal interest-bearing deposits	4,255,091	5,953	0.28	3,842,539	5,975	0.31
Interest-bearing demand - brokered	85,000	737	1.73	107,790	949	1.76
Certificates of deposit - brokered	33,646	522	3.10	33,776	525	3.11
Total interest-bearing deposits	4,373,737	7,212	0.33	3,984,105	7,449	0.37
FHLB advances and borrowings	29,550	74	0.50	176,120	391	0.44
Finance lease liabilities	5,533	132	4.77	6,493	155	4.77
Subordinated debt	132,767	2,727	4.11	181,555	4,292	4.73
Total interest-bearing liabilities	4,541,587	10,145	0.45%	4,348,273	12,287	0.57%
Noninterest-bearing liabilities:
Demand deposits	1,004,055			898,866
Accrued expenses and other liabilities	99,565			145,919
Total noninterest-bearing liabilities	1,103,620			1,044,785
Shareholders’ equity	532,624			528,322
Total liabilities and shareholders’ equity	$6,177,831			$5,921,380
Net interest income (tax-equivalent basis)		$83,164			$66,097
Net interest spread			2.62%			2.16%
Net interest margin (4)			2.76%			2.32%
Tax equivalent adjustment		$(649)			$(459)
Net interest income		$82,515			$65,638

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended June 30, 2022
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(406)	$880	$474
Loans	5,730	2,546	8,276
Interest-earning deposits	(93)	310	217
Total interest income	$5,231	$3,736	$8,967
LIABILITIES:
Interest-bearing checking	$430	$956	$1,386
Money market	29	(177)	(148)
Savings	1	(14)	(13)
Certificates of deposit - retail	(142)	(234)	(376)
Certificates of deposit - brokered	(2)	(1)	(3)
Interest bearing demand brokered	(87)	(5)	(92)
Borrowed funds	(440)	268	(172)
Capital lease obligation	(12)	—	(12)
Subordinated debt	(498)	(286)	(784)
Total interest expense	$(721)	$507	$(214)
Net interest income	$5,952	$3,229	$9,181

	For the Six Months Ended June 30, 2022
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$242	$1,160	$1,402
Loans	10,420	2,985	13,405
Interest-earning deposits	(250)	368	118
Total interest income	$10,412	$4,513	$14,925
LIABILITIES:
Interest-bearing checking	$755	$891	$1,646
Money market	33	(436)	(403)
Savings	3	(28)	(25)
Certificates of deposit - retail	(394)	(846)	(1,240)
Certificates of deposit - brokered	(2)	(1)	(3)
Interest bearing demand brokered	(196)	(16)	(212)
Borrowed funds	(439)	122	(317)
Capital lease obligation	(23)	—	(23)
Subordinated debt	(1,002)	(563)	(1,565)
Total interest expense	$(1,265)	$(877)	$(2,142)
Net interest income	$11,677	$5,390	$17,067

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $48.8 million for the second quarter of 2022 compared to $39.9 million for the same period of 2021, reflecting an increase of $9.0 million, or 22 percent. This increase reflected increases in the average balance and yield of interest-earning assets.

The average balance of interest-earning assets totaled $6.12 billion for the second quarter of 2022, an increase of $321.3 million, or 6 percent, from the same period of 2021. The average balance of interest-earning assets totaled $6.07 billion for the six months ended June 30, 2022, an increase of $321.7 million, or 6 percent, from the same period of 2021.

The increase in interest-earning assets for the three months ended June 30, 2022 reflected growth in the average balance of loans of $698.7 million or 16 percent to $5.18 billion for the quarter ended June 30, 2022, from $4.48 billion for the same 2021 period. The increase in interest-earning assets for the six months ended June 30, 2022 reflected growth in the average balance of loans of $642.7 million or 15 percent to $5.07 billion for the six months ended June 30, 2022, from $4.43 billion for the same 2021 period. The decline in the average balance of investments for the quarter ended June 30, 2022 was $112.9 million or 13 percent to $778.3 million from $891.3 million for the same 2021 quarter. The six months ended June 30, 2022 also included an increase in the average balance of investments of $25.0 million to $855.5 million for the six months ended June 30, 2022 from $830.6 million for the same 2021 period. The increase in average interest-earnings assets for the three and six months ended June 30, 2022 were partially offset by declines in the average balance of interest-earning deposits of $264.4 million to $164.1 million for the three months ended June 30, 2022 and $345.9 million to $145.7 million for the six months ended June 30, 2022.

The growth in loans for both the three months and six months ended June 30, 2022 was driven by growth in commercial mortgages as part of the Company’s balance sheet repositioning executed in the first quarter of 2022. Commercial mortgages grew by $610.8 million, or 31 percent, to $2.55 billion from $1.94 billion and commercial loans increased by $81.7 million or 4 percent to $2.02 billion from $1.94 billion for the three months ended June 30, 2022. Commercial mortgages increased by $562.0 million or 30 percent to $2.45 billion for the six months ended June 30, 2022 from $1.89 billion for the same period in 2021 coupled with growth in commercial loans of $78.7 million or 4 percent to $2.02 billion.

The average balance of investments decreased $112.9 million or 13 percent for the quarter ended June 30, 2022, to $778.3 million from $891.3 million for the same three-month period in 2021. During the first quarter of 2022, the Company executed a balance sheet repositioning which included the sale of $125 million of investments at lower yields to partially fund like duration, higher yielding multifamily loans. The average balance of investments increased slightly for the six months ended June 30, 2022 to $855.5 million from $830.6 million for the same 2021 period, which was a result of the Company purchasing securities to utilize excess liquidity during the second half of 2021.

For the second quarters of 2022 and 2021, the average yields earned on interest-earning assets were 3.19 percent and 2.75 percent, respectively, an increase of 44 basis points. This was due to an increase of 20 basis points in total average loans to 3.47 percent for the quarter ended June 30, 2022, compared to 3.27 percent for the same period of 2021 coupled with an increase in the average balance of loans by $698.7 million when comparing the 2022 period to the same 2021 period. The yield on interest-earning deposits increased 68 basis points to 77 basis points for the quarter ended June 30, 2022 when compared to the same period in 2021. However, the balance of interest-bearing deposits significantly decreased, which helped to improve the average yield on interest-earning assets. With the transformation to a commercial bank balance sheet and business model, the Company’s interest rate sensitivity models indicate the Company is asset sensitive as of June 30, 2022, and that net interest income would improve in a rising rate environment but decline in a falling rate environment.

For the six months ended June 30, 2022 and 2021, the average yields earned on interest-earning assets were 3.07 percent and 2.73 percent, respectively, an increase of 34 basis points. This was due to an increase of 11 basis points in total average loans to 3.38 percent for the six months ended June 30, 2022, compared to 3.27 percent for the same period of 2021 coupled with an increase in the average balance of loans of $642.7 million when comparing the 2022 period to the same 2021 period. The yield on interest-earning deposits increased 38 basis points to 47 basis points for the six months ended June 30, 2022 when compared to the same period in 2021. However, the average balance of interest-bearing deposits significantly decreased, which helped to improve the average yield on interest-earning assets. With the transformation to a commercial bank balance sheet and business model, the Company’s interest rate sensitivity models indicate the Company is asset sensitive as of June 30, 2022, and that net interest income would improve in a rising rate environment but decline in a falling rate environment.

The increase in the average yield on total loans of 20 basis points to 3.47 percent for the quarter ended June 30, 2022 when compared to 3.27 percent for the prior period was driven by an increase in yield on commercial loans of 32 basis points to 3.82 percent when compared to 3.50 percent for the same quarter of 2021. This was supplemented by growth in the average balance of commercial loans of $81.7 million. The commercial loan yield improvement was due to the increase in target Fed Funds of 175 basis points during the first half of 2022 given these loans are typically floating rates with short repricing periods. The increase was also driven by an increase in yield on commercial mortgages which increased by 22 basis points to 3.32 percent for the quarter ended June 30, 2022 when compared to 3.10 percent for the quarter ended June 30, 2021 and an increase in the average balance of $610.8 million to $2.55 billion for the quarter ended June 30, 2022. The increase was due to the originations of loans with higher yields during the second quarter of 2022 than our current portfolio. In addition, 25 percent of our loan portfolio reprices within one month; 37 percent within three months and 47 percent within one year. The increases in the average balances of commercial loans and commercial mortgages were partially funded by the balance sheet repositioning completed in the first quarter of 2022 and the use of the Company’s liquidity, as seen by the decline in interest-earning deposits of $264.4 million during the second quarter of 2022.

The average yield earned on total loans increased by 11 basis points to 3.38 percent when compared to the same six month period of 2021. This increase was primarily due to higher yields on commercial loans which was 3.72 percent for the six months ended when compared to 3.45 percent for the same 2021 period and growth in the average balance of commercial loans of $78.7 million to $2.02 billion. The commercial loan yield improvement was due to the increase in target Fed Funds throughout 2022 given these loans are typically floating rates with short repricing periods. The increase was also driven by an increase in yield on commercial mortgages which increased by nine basis points to 3.21 percent for the six months ended June 30, 2022 when compared to 3.12 percent for the same period of 2021 while the average balance also increased by $562.0 million. The increase in the average yields is due to the originations of loans with higher yields than our current portfolio. In addition, 25 percent of our loan portfolio reprices within one month; 37 percent within three months and 47 percent within one year. The increases in the average balances of commercial loans and commercial mortgages were partially funded by the balance sheet repositioning completed in the first quarter and the use of the Company’s liquidity, as seen by the decline in interest-earning deposits of $345.9 million during the six months ended June 30, 2022.

During the quarter ended June 30, 2022 and 2021, the Company recorded a yield on investments of 1.84 percent and 1.39 percent, respectively.

For the six months ended June 30, 2022 and 2021, the Company recorded a yield on investments of 1.69 percent and 1.40 percent, respectively. The increase in yield for the three and six months ended June 30, 2022, was due to the Company strategically purchasing higher yielding investments during 2021 to maintain the size of the portfolio in anticipation of maturities and to utilize excess liquidity.

The average balance of interest-bearing liabilities totaled $4.56 billion for the second quarter of 2022, an increase of $221.3 million, or 5 percent, from the same period of 2021. The increase in interest-bearing liabilities reflected growth of interest-bearing deposits of $433.2 million or 11 percent to $4.42 billion for the quarter ended June 30, 2022 from $3.99 billion for the same period of 2021, offset by decreases in the average balance of borrowings of $162.5 million, or 98 percent to $3.9 million for the three months ended June 30, 2022 from $166.3 million for the same period of 2021, and a decrease in average subordinated debt of $48.5 million or 27 percent to $132.8 million at June 30, 2022 from $181.3 million for the same 2021 period.

The average balance of interest-bearing liabilities totaled $4.54 billion for the six months ended June 30, 2022, an increase of $193.3 million, or 4 percent, from the same period of 2021. The increase of interest-bearing liabilities reflected growth of interest-bearing deposits of $389.6 million or 10 percent, to $4.37 billion for the six months ended June 30, 2022 from $3.98 billion for the same period of 2021, offset by decreases in the average balance of borrowings of $146.6 million or 83 percent to $29.6 million for the six months ended June 30, 2022 from $176.1 million for the same period of 2021, and a decrease in average subordinated debt of $48.8 million or 27 percent to $132.8 million at June 30, 2022 from $181.6 million for the same 2021 period.

The increase in the average balance of interest-bearing deposits was due to the growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) of $531.1 million to $3.89 billion for the quarter ended June 30, 2022 when compared to $3.36 billion for the same period of 2021. The increase was due to an increase in retail deposits from our branch network; an increase in interest-bearing checking deposits as maturing CDs shifted into these accounts; a focus on providing high-touch client service; new deposit relationships related to PPP; and a full array of treasury management products that support core deposit growth. This growth was partially offset by a decline of $20.9 million in the average balance of brokered deposits and $76.9 million in the average balance of retail CDs for the three months ended June 30, 2022, when compared to the same 2021 period.

The average balance of interest-bearing deposits was due to the growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) of $504.6 million to $3.84 billion for the six months ended June 30, 2022 when compared to $3.33 billion for the same period of 2021. The increase was due to an increase in retail deposits from our branch network; an increase in interest-bearing checking deposits as maturing CDs shifted into these accounts; a focus on providing high-touch client service; new deposit relationships related to PPP; and a full array of treasury management products that support core deposit growth. This growth was partially offset by a decline of $22.9 million in the average balance of brokered deposits and $92.1 million in the average balance of retail CDs for the six months ended June 30, 2022, when compared to the same 2021 period.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $660.0 million and $750.9 million for the three months ended June 30, 2022 and 2021, respectively. The average balance of reciprocal deposits was $686.7 million and $732.3 million for the six months ended June 30, 2022 and 2021, respectively.

The decrease in borrowings for the three and six months ended June 30, 2022 when compared to the 2021 periods was principally due to the Company’s participation in the Paycheck Protection Program Loan Facility in 2021 to fund PPP loan originations, which decreased due to PPP loan forgiveness that occurred during the latter part of 2021, offset by a slight increase in overnight borrowings.

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

For the quarters ended June 30, 2022 and 2021, the cost of interest-bearing liabilities was 49 basis points and 54 basis points, respectively, reflecting a decrease of 5 basis points. The decrease was driven by a decline in the cost of subordinated debt of 63 basis points to 4.11 percent along with a decline in the average balance of subordinated debt of $48.5 million to $132.8 million for the quarter ended June 30, 2022 when compared to the quarter ended June 30, 2021. This decrease was partially offset by a slight increase in the average cost of interest-bearing deposits of 4 basis points due to the current interest rate environment. Although the Federal Reserve raised the Target Federal Funds rate 175 basis points, the Company has been able to maintain lower deposit rates as our high touch client service has provided a competitive advantage in the pricing of our deposit accounts.

For the six months ended June 30, 2022 and 2021, the cost of interest-bearing liabilities was 45 basis points and 57 basis points, respectively, reflecting a decrease of 12 basis points. The cost of total interest-bearing deposits declined by 4 basis points to 33 basis points for the six months ended June 30, 2022 when compared to the same period of 2021, driven by repricing our deposit base to align with the previous Federal Reserve rate decreases while the average balance increased $389.6 million. The decrease in the average cost of interest-bearing liabilities was also driven by a decline in the cost of subordinated debt of 62 basis points to 4.11 percent coupled with a decline in the average balance of subordinated debt of $48.8 million to $132.8 million for the six months ended June 30, 2022.

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

At June 30, 2022, the Company had investment securities available for sale with a fair value of $556.8 million compared with $796.8 million at December 31, 2021. The decrease was due to the sale of residential mortgage-backed securities and U.S. government-sponsored agencies of $121.2 million associated with a balance sheet repositioning executed in first quarter of 2022. The decrease was also due to an increase in the unrealized loss due to the rising interest rate environment experienced during the first six months of 2022. A net unrealized loss (net of income tax) of $59.1 million and of $9.9 million were included in shareholders’ equity at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, the Company had investment securities held to maturity with a carrying cost of $105.0 million and an estimated fair value of $95.6 million compared with a carrying cost of $108.7 million and an estimated fair value of $108.5 million at December 31, 2021.

The Company has one equity security (a CRA investment security) with a fair value of $13.5 million at June 30, 2022 compared with a fair value of $14.7 million at December 31, 2021, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded a $475,000 and $1.2 million unrealized loss on the Consolidated Statements of Income for the three and six months ended June 30, 2022, respectively, as compared to an unrealized gain of $42,000 and an unrealized loss of $223,000 for the three and six months ended June 30, 2021, respectively.

The carrying value of investment securities available for sale as of June 30, 2022 and December 31, 2021 are shown below:

	June 30, 2022		December 31, 2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities - available for sale:
U.S. government-sponsored agencies	$244,765	$206,123	$280,045	$272,221
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	342,272	306,828	481,062	476,974
SBA pool securities	35,836	32,583	40,649	39,561
State and political subdivisions	4,017	4,013	5,431	5,476
Corporate bond	7,500	7,244	2,500	2,521
Total investment securities - available for sale	$634,390	$556,791	$809,687	$796,753
Investment securities - held to maturity:
U.S. government-sponsored agencies	40,000	37,225	40,000	39,982
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	65,048	58,417	68,680	68,478
Total investment securities - held to maturity	$105,048	$95,642	$108,680	$108,460
Total	$739,438	$652,433	$918,367	$905,213

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of June 30, 2022. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities - available for sale:
U.S. government-sponsored agencies	$—	$—	$121,230	$84,893	$206,123
	—	—	1.39%	1.79%	1.56%
Mortgage-backed securities-residential (1)	24,710	17,879	23,217	241,022	306,828
	1.93%	3.08%	1.57%	1.86%	1.91%
SBA pool securities	—	—	4,324	28,259	32,583
	—	—	2.23%	1.27%	1.39%
State and political subdivisions (2)	2,139	1,874	—	—	4,013
	1.76%	2.23%	—	—	1.98%
Corporate bond	—	—	7,244	—	7,244
	—	—	4.33%	—	4.33%
Total investments - available for sale	$26,849	$19,753	$156,015	$354,174	$556,791
	1.92%	3.00%	1.56%	1.80%	1.77%
Investment securities - held to maturity:
U.S. government-sponsored agencies	—	15,000	25,000	—	40,000
	—	1.35%	1.64%	—	1.53%
Mortgage-backed securities-residential (1)	—	—	—	65,048	65,048
	—	—	—	1.77%	1.77%
Total investments - held to maturity	$—	$15,000	$25,000	$65,048	105,048
	—	1.35%	1.64%	1.77%	1.68%
Total	$26,849	$34,753	$181,015	$419,222	$661,839
	1.92%	2.29%	1.57%	1.79%	1.76%

(1)
Shown using stated final maturity.
(2)
Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies. The combined average balance of these investments during the three months ended June 30, 2022 was $164.1 million compared to $428.5 million for the quarter ended June 30, 2021.

OTHER INCOME: The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended June 30,		Change
(In thousands)	2022	2021	2022 vs 2021
Service charges and fees	$1,063	$896	$167
Bank owned life insurance	310	466	(156)
Gain on sale of loans (mortgage banking)	151	409	(258)
Gain on loans held for sale at lower of cost or fair value	—	1,125	(1,125)
Fee income related to loan level, back-to-back swaps	—	—	—
Gain on sale of SBA loans	2,675	932	1,743
Corporate advisory fee income	33	121	(88)
Loss on swap termination	—	(842)	842
Other income	860	1,495	(635)
Loss on securities sale, net	—	—	—
Fair value adjustment for CRA equity security	(475)	42	(517)
Total other income (excluding wealth management income)	$4,617	$4,644	$(27)

	For the Six Months Ended June 30,		Change
(In thousands)	2022	2021	2022 vs 2021
Service charges and fees	$2,015	$1,742	$273
Bank owned life insurance	623	1,077	(454)
Gain on sale of loans (mortgage banking)	398	1,434	(1,036)
Gain/(loss) on loans held for sale at lower of cost or fair value	—	1,407	(1,407)
Fee income related to loan level, back-to-back swaps	—	—	—
Gain on sale of SBA loans	5,519	2,381	3,138
Corporate advisory fee income	1,594	1,219	375
Loss on swap termination	—	(842)	842
Other income	2,114	2,138	(24)
Loss on securities sale, net	(6,609)	—	(6,609)
Fair value adjustment for CRA equity security	(1,157)	(223)	(934)
Total other income (excluding wealth management income)	$4,497	$10,333	$(5,836)

The Company recorded total other income, excluding wealth management fee income, of $4.6 million for the second quarter of each of 2022 and 2021. The Company recorded total other income, excluding wealth management fee income, of $4.5 million for the six months ended June 30, 2022 compared to $10.3 million for the same 2021 period.

The Company provides loans that are partially guaranteed by the SBA, to provide working capital and/or financing the purchase of equipment, inventory or commercial real estate that could be used for start-up business. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The second quarter of 2022 included $2.7 million of gains on sales of SBA loans, which represents an increase of $1.7 million or 187 percent compared to $932,000 for the same quarter in 2021. The six months ended June 30, 2022 increased $3.1 million or 132 percent to $5.5 million of gains on sales of SBA loans from $2.4 million for the same 2021 period. The 2022 periods benefitted from the addition of an SBA team hired by the Company in the fourth quarter of 2021.

The Company recorded corporate advisory fee income for the second quarter of 2022 of $33,000 compared to $121,000 for the same three-month period ended June 30, 2021. The six months ended June 30, 2022 included $1.6 million of corporate advisory fee income compared to $1.2 million for the same 2021 period.

Income from the back-to-back swap, SBA programs, and corporate advisory fee income are dependent on volume, and thus are not linear from quarter to quarter, as some quarters will be higher than others.

For the three months ended June 30, 2022, income from the sale of newly originated residential mortgage loans was $151,000 compared to $409,000 for the same quarter in 2021. Income from the sale of newly originated residential mortgage loans decreased $1.0 million from $1.4 million for the six months ended June 30, 2021 to $398,000 for the same 2022 period. This decrease for the three and six months ended June 30, 2022, was the result of the decreased volume of residential mortgage loans originated for sale due to a slowdown in refinancing and home purchase activity in the higher interest rate environment.

Other income for the six months ended June 30, 2022, included a $6.6 million loss on securities due to the Company’s balance sheet repositioning, by selling lower yielding securities and replacing them with higher yielding like duration multifamily loans, executed during the first quarter. The Company believes that the repositioning has improved NIM with no impact to tangible capital or tangible book value per share.

The three and six months ended June 30, 2021 included $153,000 and $455,000, respectively, of additional income related to a net life insurance death benefit under the Company’s BOLI policies.

During the three and six months ended June 30, 2021 the Company recorded a gain on sale of $1.1 million for the sale of $57 million of PPP loans to a third party.

Other income included $722,000 of income related to the referral of PPP loans for the three and six months ended June 30, 2021.

During the three and six months ended June 30, 2021 the Company recognized a loss on the termination of $842,000 for two interest rate swaps that had a notional value of $40 million with a weighted average cost of 1.50 percent.

The three and six months ended June 30, 2021 included a gain on sale of an OREO property of $51,000.

The remainder of the increase for the three and six months ended June 30, 2022, when compared to the same 2021 periods were primarily due to an increase in commercial lending fees primarily unused credit line fees, loan servicing income, and letter of credit fees.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended June 30,		Change
(In thousands)	2022	2021	2022 vs 2021
Compensation and employee benefits	$21,882	$19,910	$1,972
Premises and equipment	4,640	4,074	566
FDIC assessment	503	529	(26)
Other Operating Expenses:
Professional and legal fees	1,312	1,186	126
Telephone	348	312	36
Advertising	681	404	277
Amortization of intangible assets	389	368	21
Branch restructure	—	228	(228)
Write-off of subordinated debt costs	—	648	(648)
Swap valuation allowance	—	—	—
Other	2,904	3,025	(121)
Total operating expenses	$32,659	$30,684	$1,975

	For the Six Months Ended June 30,		Change
(In thousands)	2022	2021	2022 vs 2021
Compensation and employee benefits	$44,331	$41,900	$2,431
Premises and equipment	9,287	8,187	1,100
FDIC assessment	974	1,114	(140)
Other Operating Expenses:
Professional and legal fees	2,450	2,442	8
Telephone	682	646	36
Advertising	971	618	353
Amortization of intangible assets	820	736	84
Branch restructure	372	228	144
Write-off of subordinated debt costs	—	648	(648)
Swap valuation allowance	673	—	673
Other	6,268	5,759	509
Total operating expenses	$66,828	$62,278	$4,550

Operating expenses totaled $32.7 million for the three months ended June 30, 2022, compared to $30.7 million for the same 2021 period, reflecting an increase of $2.0 million or 6 percent. The six months ended June 30, 2022 increased $4.6 million or 7 percent to $66.8 million compared to $62.3 million for the same 2021 period. The increased operating expenses for the three and six months ended June 30, 2022 were principally attributable to: expenses associated with the acquisition of PPSG completed in July 2021; increased corporate and health insurance costs; hiring in line with the Company’s strategic plan; and normal salary increases, which were partially offset by decreased FDIC expense. Additionally, the six months ended June 30, 2022 included a swap valuation allowance of $673,000 as well as $372,000 in expenses associated with the consolidation of private banking offices. Both the six months ended June 30, 2021 and 2022 included $1.5 million of severance expense related to certain staff reorganizations within several areas of the Bank. The three and six months ended June 30, 2021 included accelerated expense related to the redemption of subordinated debt.

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

The market value of the assets under management and/or administration (“AUM/AUA”) of Peapack Private was $9.5 billion at June 30, 2022, reflecting a 14 percent decrease from $11.1 billion at December 31, 2021 and a decrease of 1 percent from $9.8 billion at June 30, 2021. Continued market declines in 2022 further impacted the results in the June 2022 quarter, as the S&P was down another 16 percent in Q2 2022 (and down 21 percent for the six months ended June 30, 2022). Effective December 18, 2020, the Bank completed the hires of the teams from Lucas, based in Red Bank, New Jersey, and from Noyes, based in New Vernon, New Jersey, which collectively contributed approximately $400 million of AUM/AUA at the time of acquisition. Effective July 1, 2021, the Bank closed on the acquisition of Princeton Portfolio Strategies Group (“PPSG”), a registered investment advisor headquartered in Princeton, New Jersey, which contributed approximately $520 million of AUM/AUA at the time of acquisition.

In the June 2022 quarter, Peapack Private generated $13.9 million in fee income compared to $13.0 million for the June 2021 quarter, reflecting a 7 percent increase. For the six months ended June 30, 2022, Peapack Private generated $28.7 million in fee income compared to $25.2 million in fee income for the same period in 2021, reflecting a 14 percent increase. The growth in fee income was due to several factors, including the acquisitions noted above, new business, partially offset by normal levels of disbursements and outflows and negative market performance.

Operating expenses relative to Peapack Private reflected increases due to overall growth in the business, new hires and acquisitions when comparing the three and six months ended June 30, 2022, to the same periods for 2021. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

Peapack Private currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of Peapack Private should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2022	2022	2021	2021	2021
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans (1)	15,078	15,884	15,573	25,925	5,962
Other real estate owned	116	—	—	—	—
Total nonperforming assets	$15,194	$15,884	$15,573	$25,925	$5,962

Performing TDRs (2)(3)	$2,272	$2,375	$2,479	$416	$190

Loans past due 30 through 89 days and still accruing (4)	$3,126	$606	$8,606	$1,193	$1,678

Loans subject to special mention	$98,787	$110,252	$116,490	$115,935	$148,601

Classified loans (1)	$27,167	$47,386	$50,702	$51,937	$11,178

Individually evaluated loans (1)	$13,227	$16,147	$18,052	$26,341	$6,498

Nonperforming loans as a % of total loans (5)	0.29%	0.31%	0.32%	0.56%	0.13%
Nonperforming assets as a % of total assets (5)	0.25%	0.25%	0.26%	0.42%	0.10%
Nonperforming assets as a % of total loans plus other real estate owned (5)	0.29%	0.31%	0.32%	0.57%	0.13%
(1)
Excludes one commercial loan held for sale of $5.0 million at December 31, 2021. Excludes one commercial loan held for sale of $5.6 million at September 30, 2021 and June 30, 2021. Includes one impaired commercial real estate loan with a balance of $19.9 million at September 30, 2021.
(2)
Amounts reflect TDRs that are paying according to restructured terms.
(3)
Amount excludes $13.5 million at June 30, 2022, $13.6 million at March 31, 2022, $1.1 million at December 31, 2021, $4.0 million at September 30, 2021 and $3.9 million at June 30, 2021 of TDRs included in nonaccrual loans.
(4)
Includes $6.9 million for one equipment lease principally due to administrative issues with the servicer and the lessee/borrower at December 31, 2021. Payment was received in January 2022.
(5)
Nonperforming loans/assets do not include performing TDRs.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $1.4 million and $900,000 for the second quarters of 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, the provision for loan losses was $3.8 million and $1.1 million, respectively. The increased provision for credit losses for the three and six months ended June 30, 2022, when compared to the three and six months ended June 30, 2021, was due principally to loan growth of $329.9 million and an increase in unused lines of credit which require a reserve under CECL.

The allowance for credit losses was $59.0 million as of June 30, 2022, compared to $61.7 million at December 31, 2021. As a percentage of loans, the allowance for credit losses was 1.15 percent and 1.28 percent at June 30, 2022 and December 31, 2021, respectively. The specific reserves recorded on individually evaluated loans were $2.5 million at June 30, 2022 compared to $4.2 million as of December 31, 2021. Total individually evaluated loans were $13.2 million and $18.1 million as of June 30, 2022 and December 31, 2021, respectively. The general component of the allowance decreased from $57.5 million at December 31, 2021 to $56.6 million at June 30, 2022.

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

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2022	2022	2021	2021	2021
Allowance for credit losses:
Beginning of period	$58,386	$61,697	$65,133	$63,505	$67,536
Day one CECL adjustment	—	(5,536)	—	—	—
Provision for credit losses (1)	646	2,489	3,750	1,600	900
(Charge-offs)/recoveries, net	(10)	(264)	(7,186)	28	(4,931)
End of period	$59,022	$58,386	$61,697	$65,133	$63,505

Allowance for credit losses as a % of total loans (2)	1.15%	1.14%	1.28%	1.42%	1.39%

General allowance for credit losses as a % of total loans (2)	1.10%	1.09%	1.20%	1.27%	1.39%

Allowance for credit losses as a % of non-performing loans	391.44%	367.58%	396.18%	251.24%	1065.16%

(1)
Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss methodology. Prior to January 1, 2022, the allowance calculation was based on the incurred loss methodology. Provision to rollforward the ACL excludes a provision of $803,000 for the three months ended June 30, 2022 and a credit of $114,000 for the three months ended March 31, 2022 related to the off-balance sheet commitments.
(2)
The June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022 allowance coverage ratios include PPP loans of $83.8 million, $48.7 million, $13.8 million, $9.6 million and $9.4 million, respectively, in total loans. PPP loans are fully guaranteed by the SBA and as such do not have an associated reserve for those same periods.

INCOME TAXES: Income tax expense for the quarter ended June 30, 2022 was $7.2 million as compared to $5.5 million for the same period in 2021. During the six months ended June 30, 2022, the Company recorded income tax expense of $11.5 million compared to $10.1 million for the same period in 2021.

The effective tax rate for the three months ended June 30, 2022 was 26.35 percent compared to 27.69 percent for the same quarter in 2021. The effective tax rate for the six months ended June 30, 2022 was 25.60 percent compared to 26.87 percent for the same 2021 period.

The six months ended June 30, 2022 and 2021 both benefitted from the vesting of restricted stock at prices higher than grant prices. The six months ended June 30, 2021 quarter also benefitted from life insurance proceeds that were not taxable.

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

Capital was benefitted by net income of $33.5 million for the six months ended June 30, 2022, which was offset by the purchase of shares through the Company’s stock repurchase program and a change in the unrealized loss on securities, net of tax of $49.2 million. The Company repurchased 499,878 shares, at an average price of $35.25, for a total cost of $17.6 million during the six months ended June 30, 2022.

The Company employs quarterly capital stress testing – adverse case and severely adverse case. In the most recent completed stress test based on March 31, 2022 financial information, under severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period. With a pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2022 and December 31, 2021, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio (“CBLR”) at 9 percent, effective January 1, 2020. Under the CARES Act, the Community Bank Leverage Ratio was temporarily lowered to 8 percent. The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III. The Bank’s leverage ratio was 10.42 percent at June 30, 2022.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022:
Total capital (to risk-weighted assets)	$706,897	14.31%	$493,948	10.00%	$395,158	8.00%	$518,645	10.50%

Tier I capital (to risk-weighted assets)	646,884	13.10	395,158	8.00	296,369	6.00	419,856	8.50

Common equity tier I (to risk-weighted assets)	646,860	13.10	321,066	6.50	222,277	4.50	345,764	7.00

Tier I capital (to average assets)	646,884	10.42	310,426	5.00	248,341	4.00	248,341	4.00

As of December 31, 2021:
Total capital (to risk-weighted assets)	$672,614	14.05%	$478,628	10.00%	$382,902	8.00%	$502,559	10.50%

Tier I capital (to risk-weighted assets)	612,762	12.80	382,902	8.00	287,177	6.00	406,834	8.50

Common equity tier I (to risk-weighted assets)	612,738	12.80	311,108	6.50	215,382	4.50	335,039	7.00

Tier I capital (to average assets)	612,762	9.99	306,538	5.00	245,231	4.00	245,231	4.00

(A)
See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022:
Total capital (to risk-weighted assets)	$721,503	14.60%	N/A	N/A	$395,325	8.00%	$518,864	10.50%

Tier I capital (to risk-weighted assets)	528,646	10.70	N/A	N/A	296,493	6.00	420,032	8.50

Common equity tier I (to risk-weighted assets)	528,622	10.70	N/A	N/A	222,370	4.50	345,909	7.00

Tier I capital (to average assets)	528,646	8.51	N/A	N/A	248,389	4.00	248,389	4.00

As of December 31, 2021:
Total capital (to risk-weighted assets)	$700,790	14.64%	N/A	N/A	$382,944	8.00%	$502,614	10.50%

Tier I capital (to risk-weighted assets)	508,231	10.62	N/A	N/A	287,208	6.00	406,878	8.50

Common equity tier I (to risk-weighted assets)	508,207	10.62	N/A	N/A	215,406	4.50	335,076	7.00

Tier I capital (to average assets)	508,231	8.29	N/A	N/A	245,242	4.00	245,242	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock, which up to January 30, 2019 were purchased at a three percent discount to market for plan participants. On January 30, 2019, the Company eliminated the three percent discount feature. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended June 30, 2022 were purchased in the open market.

On July 28, 2022, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 25, 2022 to shareholders of record on August 11, 2022.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $153.4 million at June 30, 2022. In addition, the Company had $556.8 million in securities designated as available for sale at June 30, 2022. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $521.6 million and $105.0 million, as of June 30, 2022, respectively, were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of June 30, 2022, the Company had approximately $1.9 billion of secured funding available from the Federal Home Loan Bank. Additionally, the Company had $1.6 billion of secured funding available from the Federal Reserve Discount Window, none of which was drawn.

Brokered interest-bearing demand (“overnight”) deposits were $85.0 million at June 30, 2022. The interest rate paid on these deposits allows the Bank to fund asset growth at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. As of June 30, 2022, the Company had transacted pay fixed, receive floating interest rate swaps totaling $340.0 million in notional amount, which includes $100.0 million of forward-starting swaps.

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
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by the ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. The Company is receiving floating and paying fixed interest rates with total notional value of $240.0 million as of June 30, 2022. The Company’s interest rate swaps include $100.0 million of forward starting swaps that extend swaps set to mature in 2023 for an additional five years.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of June 30, 2022, $642.1 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, the ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of June 30, 2022. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of June 30, 2022.

In an immediate and sustained 100 basis point increase in market rates at June 30, 2022, net interest income would increase approximately 1.4 percent for year 1 and 4.1 percent for year 2, compared to a flat interest rate scenario. The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of June 30, 2022 and that net interest income would improve in a rising rate environment but decline in a falling rate environment.

In an immediate and sustained 200 basis point increase in market rates at June 30, 2022, net interest income for year 1 would increase approximately 3.3 percent, when compared to a flat interest rate scenario. In year 2 net interest income would increase 8.1 percent, when compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at June 30, 2022.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$804,606	$(45,496)	(5.35)%	13.96%	(8)
+100	826,805	(23,297)	(2.74)	14.00	(4)
Flat interest rates	850,102	—	—	14.04	—
-100	883,649	33,547	3.95	14.20	16

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

In connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, our management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022 because of a material weakness in our internal control over financial reporting relating to the design of the controls over accounting for credit losses in accordance with the CECL accounting standard, ASC 2016-13, Financial Instruments – Credit Losses including the timing of the operation of these controls.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
April 1, 2022 -
April 30, 2022	—	—	$—	949,042
May 1, 2022 -
May 31, 2022	49,957	1,754	31.27	899,085
June 1, 2022 -
June 30, 2022	150,043	4,599	31.54	749,042
Total	200,000	6,353	$31.47
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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 9, 2022	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 9, 2022	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: August 9, 2022	By:	/s/ Francesco S. Rossi
Francesco S. Rossi
Chief Accounting Officer
(Principal Accounting Officer)